Form 10-Q
period 1994-03-31
FORD MOTOR CREDIT CO
filed 1994-05-13
CIK 38009

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                                   FORM 10-Q
(Mark One)
/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                    Commission File Number    1-6368

                         Ford Motor Credit Company
             (Exact name of registrant as specified in its charter)

  Incorporated in Delaware                       38-1612444
- - ----------------------------                  ------------------
(State or other jurisdiction                   (I.R.S. Employer
   of Incorporation or                          Identification
     organization)                                  Number)

            The American Road, Dearborn, Michigan      48121
            (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: 313-322-3000

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X.  No   .

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of April 30, 1994.

     The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "10-K Report"). Information relating to earnings a share is not presented because the registrant, Ford Motor Credit Company ("Ford Credit"), is a wholly owned subsidiary of Ford Motor Company ("Ford").

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                 For the Periods Ended March 31, 1994 and 1993
                                 (in millions)

                                                                        First Quarter
                                                                      1994         1993
                                                                   ----------  ----------
                                                                         (Unaudited)
Financing Revenue
 Operating leases                                                  $  1,110.2  $    779.4
 Retail                                                                 795.1       789.8
 Wholesale                                                              186.4       158.7
 Diversified                                                             25.3        38.4
 Other                                                                   57.4        55.0
                                                                   ----------  ----------
    Total financing revenue                                           2,174.4     1,821.3

Investment and other income                                              82.8       138.8
                                                                   ----------  ----------
    Total revenue                                                     2,257.2     1,960.1

Expenses
 Depreciation on operating leases                                       809.5       550.0
 Interest expense                                                       760.2       718.2
 Operating expenses                                                     213.0       178.5
 Provision for credit losses                                             71.1        84.4
                                                                   ----------  ----------
    Total expenses                                                    1,853.8     1,531.1
                                                                   ----------  ----------
Equity in net income of affiliated
  companies                                                              53.6        48.6

Income before income taxes                                              457.0       477.6

Provision for income taxes                                              155.9       161.4
                                                                   ----------  ----------
Income before minority interest                                         301.1       316.2

Minority interest in net income of
  subsidiaries                                                            2.3         1.1
                                                                   ----------  ----------

Net income                                                              298.8       315.1

Earnings retained for use in
  the business
 Beginning of period                                                  4,899.9     3,956.1
 Dividends                                                                  0           0
                                                                   ----------  ----------
 End of period                                                     $  5,198.7  $  4,271.2
                                                                   ----------  ----------
                                                                   ----------  ----------


Certain amounts for First Quarter 1993 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                 (in millions)

                                               March 31,    December 31,   March 31,
                                                 1994           1993         1993
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $     382.2   $     992.3   $   1,685.3
 Investments in securities                        1,411.7       1,441.3       1,453.7
 Finance receivables, net (Note 1)               54,769.4      51,162.1      47,260.3
 Accounts and notes receivable from
  affiliated companies                              399.0         385.0         574.9
 Equity in net assets of affiliated
  companies                                       1,230.0       1,201.9       1,056.1
 Net investment, operating leases                14,132.8      12,600.9       8,698.1
 Other assets                                     1,514.8       1,816.8       1,556.7
                                              -----------   -----------   -----------
      Total assets                            $  73,839.9   $  69,600.3   $  62,285.1
                                              -----------   -----------   -----------
                                              -----------   -----------   -----------


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   1,021.1   $     953.2   $     766.4
    Affiliated companies                            596.6         261.9         376.5
                                              -----------   -----------   -----------
      Total accounts payable                      1,617.7       1,215.1       1,142.9

 Debt (Note 2)                                   62,487.6      58,870.2      52,849.3
 Deferred income taxes                            2,087.6       2,048.7       1,583.3
 Other liabilities and deferred income            1,256.3       1,394.6       1,130.4
                                              -----------   -----------   -----------

      Total liabilities                          67,449.2      63,528.6      56,705.9

Minority interest in net assets of
  subsidiaries                                      368.6         297.0         371.7

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by
  stockholder)                                      917.3         917.3         917.3
 Unrealized (loss)/gain on marketable equity
  securities, net of taxes                           (7.3)         17.8          21.0
 Foreign-currency translation adjustments          (111.6)        (85.3)        (27.0)
 Earnings retained for use in the business        5,198.7       4,899.9       4,271.2
                                              -----------   -----------   -----------

      Total stockholder's equity                  6,022.1       5,774.7       5,207.5
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $  73,839.9   $  69,600.3   $  62,285.1
                                              -----------   -----------   -----------
                                              -----------   -----------   -----------

Certain amounts for December and March 1993 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                 For the Periods Ended March 31, 1994 and 1993
                                 (in millions)

                                                                First Quarter
                                                             1994           1993
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    298.8    $    315.1
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                    71.1          84.4
  Depreciation and amortization                                 823.9         564.0
  Gain on sales of finance receivables                              0         (51.5)
  Equity in net income of affiliates                            (53.6)        (48.6)
  Deferred income taxes                                         (41.1)        100.4
  Changes in the following items
   Other assets                                                 297.4        (155.4)
   Other liabilities                                            321.8         (91.3)
  Other                                                           6.7         (23.9)
                                                           ----------    ----------
   Net cash provided by operating activities                  1,725.0         693.2
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables                            (31,908.4)    (25,224.0)
 Collection of finance receivables                           28,190.1      23,035.8
 Proceeds from sales of finance receivables                         0       1,426.7
 Purchase of operating lease vehicles                        (3,038.6)     (2,122.2)
 Liquidation of operating lease vehicles                        675.0         621.3
 Other                                                           (0.8)          6.3
                                                           ----------    ----------
   Net cash used in investing activities                     (6,082.7)     (2,256.1)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     3,710.3       4,216.2
 Principal payments on long-term debt                        (2,188.4)     (1,844.1)
 Change in short-term debt, net                               2,162.5         558.2
 Other                                                           64.1          20.7
                                                           ----------    ----------
   Net cash provided by financing activities                  3,748.5       2,951.0
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                     (0.9)          2.2
                                                           ----------    ----------
   Net change in cash and cash equivalents                     (610.1)      1,390.3

Cash and cash equivalents, beginning of period                  992.3         295.0
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $    382.2    $  1,685.3
                                                           ----------    ----------
                                                           ----------    ----------
Supplementary cash flow information
 Interest paid                                             $    886.6    $    679.6
 Taxes paid                                                      99.7         102.2


Certain amounts for First Quarter 1993 have been reclassified to conform with presentations adopted in subsequent periods.
The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         Notes To Financial Statements

Note 1. Finance Receivables (in millions)

                                                 March 31,   December 31,  March 31,
                                                   1994          1993        1993
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  39,324.8  $  38,609.3  $  34,467.7
Wholesale                                          14,330.2     11,698.5     11,666.2
Diversified                                         3,081.5      3,084.0      3,442.9
Other                                               3,941.2      3,625.9      3,285.0
                                                -----------  -----------  -----------

   Total finance receivables                       60,677.7     57,017.7     52,861.8

Add loan origination costs                            133.8        125.4        104.8

Less
 Unearned income                                   (5,301.7)    (5,263.3)    (4,968.0)
 Allowance for credit losses                         (740.4)      (717.7)      (738.3)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  54,769.4  $  51,162.1  $  47,260.3
                                                -----------  -----------  -----------
                                                -----------  -----------  -----------

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Note 2. Debt (in millions)

                                                           March 31,   December 31, March 31,
                                                             1994         1993        1993
                                                          -----------  ----------- -----------
                                                          (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                         $  26,695.5  $  24,506.1 $  21,067.2
 Other short-term debt*                                         942.7      1,001.0     2,498.3
                                                          -----------  ----------- -----------
   Total short-term debt                                     27,638.2     25,507.1    23,565.5

 Senior and subordinated
  notes and debentures
  payable within one year                                     7,737.2      7,882.6     6,108.7
                                                          -----------  ----------- -----------
   Total payable within
     one year                                                35,375.4     33,389.7    29,674.2
                                                          -----------  ----------- -----------

                                    March 31, 1994
                            ----------------------------
                            Weighted Average
                            Interest Rates**  Maturities
                            ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Unsecured senior notes
  Notes                            6.53%      1995-2048      27,163.8     25,526.8      23,195.0
  Unamortized discount                                          (52.1)       (46.8)        (33.2)
                                                          -----------  -----------   -----------
   Total unsecured
     senior notes                                            27,111.7     25,480.0      23,161.8
                                                          -----------  -----------   -----------
 Unsecured subordinated
 convertible debentures            4.50%      1995-1996           0.5          0.5           2.0
                                                          -----------  -----------   -----------
 Other                                                              0            0          11.3
                                                          -----------  -----------   -----------
   Total payable
   after one year                                            27,112.2     25,480.5      23,175.1
                                                          -----------  -----------   -----------
   Total debt                                             $  62,487.6  $  58,870.2   $  52,849.3
                                                          -----------  -----------   -----------
                                                          -----------  -----------   -----------


* Includes $150 million and $1.6 billion with an affiliated company at December 31, 1993 and March 31, 1993, respectively.

** Rates were variable on about 16.9% of the debt payable after one year including the effects of interest rate swap agreements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORD CREDIT FIRST QUARTER 1994 RESULTS OF OPERATIONS

Ford Credit's consolidated net income for the first quarter of 1994 was $299 million, down $16 million or 5% compared with $315 million in the first quarter of 1993. Income from financing operations was $245 million, down $21 million or 8% from the same period a year ago. Equity in net income of affiliated companies, primarily Ford Holdings, Inc. ("Ford Holdings"), was $54 million compared with $49 million in 1993.

Compared with results from a year ago, financing profits in the first quarter of 1994 primarily reflected lower net interest margins and the non-recurrence of a gain on the sale of receivables, partially offset by higher levels of earning assets and favorable credit loss performance. The lower net interest margins reflected primarily the effect of lower interest rates on finance receivables and operating leases, partially offset by a decline in net average U.S. borrowing rates from 5.6% in the first quarter of 1993 to 5% in the first quarter of 1994. The higher level of earning assets reflected primarily an increase in short-term operating leases and retail installment sale financing. Lower credit losses reflected primarily fewer repossessions and lower losses per repossessed unit.

The increase in equity in net income of affiliated companies primarily reflected higher earnings from Ford Holdings. At March 31, 1994, Ford Credit owned about 45% of Ford Holdings common stock, representing about 34% of the voting power.

Total gross finance receivables and net investment in operating leases at March 31, 1994 were $74.8 billion, up $13.2 billion (21%) from a year earlier. The increase primarily reflected higher levels of operating leases and retail installment sale receivables. Depreciation expense on operating leases in the first quarter of 1994 was $810 million, up $260 million or 47% compared with the first quarter of 1993. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned on the lease contracts.

During the first quarter of 1994, Ford Credit financed 38.7% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 39.3% in the first quarter of 1993. Ford Credit provided retail financing for 584,000 new and used vehicles in the United States, up 17% from a year ago. Ford Credit also provided wholesale financing for 79.7% of Ford Motor Company factory sales to U.S. car and truck dealers during the quarter, compared with 79.1% in the same period in 1993.

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

Ford Credit's outstanding debt at March 31, 1994 and at the end of each of the last five years was as follows:

                                                   December 31
                           March 31,  ---------------------------------------
                             1994       1993    1992    1991    1990    1989
                           --------   ------- ------- ------- ------- -------
                                               (in millions)
Commercial paper
  & STBA's(a)              $26,696    $24,506 $21,210 $18,232 $23,371 $18,864
Other short-term
  debt(b)                      943      1,001   1,785   1,642   1,411   1,467

Long-term debt
  (including current
   portion)                 34,849     33,363  26,914  28,160  25,903  26,393
                           -------    ------- ------- ------- ------- -------
Total debt                 $62,488    $58,870 $49,909 $48,034 $50,685 $46,724
                           -------    ------- ------- ------- ------- -------
                           -------    ------- ------- ------- ------- -------

                             1994       1994    1993    1992    1991    1990
                           -------    ------- ------- ------- ------- -------
Memo:
  Total support
  facilities                $16.9      $16.9   $13.9   $13.8   $12.7   $12.7
  (billions -- as of
   April 1, 1994 and
   January 1, 1994-
   1990, respectively)

- - - - - - -
(a) Short-term borrowing agreements with bank trust departments
(b) Includes $150 million and $800 million with an affiliated company at December 31, 1993 and December 31, 1992, respectively

Support facilities represent additional sources of funds, if required. At April 1, 1994, Ford Credit had approximately $15.7 billion of contractually committed facilities for use in the United States, 83% of which are available through June 1998. These facilities included $12.8 billion of revolving credit agreements with banks (which included $4.8 billion of Ford bank lines that may be used either by Ford or Ford Credit at Ford's option) and $2.9 billion of agreements to sell retail receivables. At April 1, 1994, all of these U.S. facilities were unused. Outside of the United States, an additional $1.2 billion of facilities support borrowing operations in Canada, Australia, and Puerto Rico, of which 83% are contractually committed and available through June 1998. Canadian facilities of $715 million included $185 million of Ford Motor Company of Canada, Limited and Ford Ensite International Inc. lines which are available to Ford Credit Canada Limited at the option of these two companies. Australian facilities of $411 million included $156 million of Ford Motor Company of Australia Limited lines which are available to Ford Credit Australia Limited at the option of Ford Motor Company of Australia Limited. Ford Motor Credit Company of Puerto Rico, Inc. had $25 million in support facilities at April 1, 1994. Substantially all of these facilities were unused at April 1, 1994.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     None to report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information

                          INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended March 31, 1994 and 1993 (in millions except amounts per share):

                                                     First Quarter
                                                     -------------

                                                    1994       1993
                                                    ----       ----
Sales and revenues                              $ 30,402   $ 26,763

Total costs and expenses                          28,655     25,595
Operating income                                   1,747      1,168
Automotive net interest expense                      (48)      (103)
Automotive equity in net income
 of affiliated companies                              67          1
Income before income taxes                         1,766      1,066
Provision for income taxes                           825        468
Minority interests in net income
 of subsidiaries                                      37         26

Net income                                      $    904   $    572

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

 Income                                         $   1.66   $   1.02

 Income assuming
  full dilution                                 $   1.51   $   0.95

 Cash Dividends                                 $   0.40   $   0.40

FIRST QUARTER 1994 RESULTS OF OPERATION - FORD

Overview

Ford earned $904 million, or $1.66 per share of Common and Class B Stock, in the first quarter of 1994. Results included a charge to net income of $440 million related to the sale of First Nationwide Bank to First Madison Bank (discussed below). In the first quarter of 1993, Ford earned $572 million, or $1.02 per share. Worldwide sales and revenues in the first quarter of 1994 were $30.4 billion, up $3.6 billion from the first quarter of 1993. Worldwide factory unit sales of cars and trucks were 1,672,000, up 141,000 units, or 9%, from a year ago. Stockholders' equity was $16.6 billion at the end of the first quarter of 1994.

Sale of First Nationwide Bank

On April 14, 1994, an agreement was entered into between First Nationwide Bank, a Federal Savings Bank (the "Bank") and First Madison Bank, FSB ("First Madison") for the sale of substantially all of the Bank's assets to, and the assumption of substantially all of the Bank's liabilities by, First Madison. The Bank is a wholly owned subsidiary of First Nationwide Financial Corporation ("FNFC"), which in turn is a wholly owned subsidiary of Ford. The transaction, which is subject to federal regulatory approvals, is expected to be completed in about six months.

The stated sale price for the Bank is $1.1 billion, slightly higher than tangible net book value at December 31, 1993. The final settlement, depending on the actual closing date, is expected to consist of about $750 million of cash and retention of about $350 million of assets and tax benefits that are not included in the sale. In total, Ford will retain, through FNFC, approximately $1.2 billion of commercial real estate and other assets as of the closing date. These retained assets generally are of lower quality than those included in the sale. In addition, for the three-year period ending in November 1996, First Madison has the option of requiring FNFC to repurchase up to $500 million of the loans included in the sale that become nonperforming. This repurchase obligation will be guaranteed by Ford.

The sale resulted in an after-tax charge of $440 million against Ford's earnings in the first quarter of 1994, reflecting the non-recovery of goodwill and reserves for estimated losses on the assets to be retained or repurchased by FNFC. These assets will be liquidated over time as market conditions permit. Historically, FNFC (including the Bank) has not had a significant effect on Ford's operating results.


Automotive Operations

Ford's worldwide Automotive operations earned $955 million in the first quarter of 1994 on sales of $26.1 billion, compared with $176 million on sales of $22.7 billion a year ago.

In the U.S., Ford's Automotive operations earned $835 million, compared with $113 million a year ago. The increase reflected primarily higher unit volume resulting from higher industry sales.

In the first quarter of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.8 million units (9.3 million cars and 6.5 million trucks), compared with 13.4 million (8.1 million cars and 5.3 million trucks) in the first quarter of 1993. Ford's car share was

21.6% in the first quarter of 1994, down 1.9 points from the first quarter of 1993. The decline from a year ago reflected lower shares for Tempo and Topaz. Ford's truck share was 29.4% in the first quarter of 1994, up 3/10 of a point from the first quarter of 1993. Higher shares for F-Series, Villager and Aerostar contributed to the improvement. The combined car and truck share in the first quarter of 1994 was 24.8%, down 9/10 of a point from a year ago.

Outside the U.S., Automotive operations earned $120 million in the first quarter of 1994, compared with $63 million a year ago. Ford's European Automotive operations (excluding Jaguar) earned $108 million in the first quarter of 1994, compared with $19 million in the first quarter of 1993. The increase from a year ago reflected primarily improved margins.

In the first quarter of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.2 million units, compared with 12.6 million in the first quarter of 1993. The increase from a year ago reflected primarily higher industry sales in Britain (up 17%). Ford's car share was 12.0% in the first quarter of 1994, up 1/10 of a point from the first quarter of 1993. Ford's truck share was 14.4% in the first quarter of 1994, down 8/10 of a point from the first quarter of 1993.

Financial Services Operations

Ford's Financial Services operations lost $51 million in the first quarter of 1994, including the charge to net income of $440 million related to the sale of First Nationwide Bank (discussed above). In the first quarter of 1993, Financial Services operations earned $396 million.

For a discussion of Ford Credit's results of operations in the first quarter of 1994, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Quarter 1994 Results of Operations." In addition, international operations managed by Ford Credit earned $63 million in the first quarter of 1994, compared with $47 million a year ago.

Associates First Capital Corporation ("The Associates") earned $128 million in the U.S. in the first quarter of 1994, up $17 million from the first quarter of 1993. The improvement resulted primarily from higher levels of earning assets and improved net interest margins. In addition, international operations managed by The Associates earned $18 million in the first quarter of 1994, compared with $10 million a year ago.

First Nationwide incurred a loss of $484 million in the first quarter of 1994, compared with a loss of $17 million in the first quarter of 1993. The decline reflected primarily the charge to net income of $440 million related to the sale of First Nationwide Bank.

The American Road Insurance Company earned $17 million in the first quarter of 1994, compared with $24 million in the first quarter of 1993. The decrease resulted primarily from lower investment income, partially offset by improved underwriting experience in extended service plan, floorplan and dealer plan products. USL Capital Corporation earned $21 million in the first quarter of 1994, compared with $17 million a year ago. The improvement resulted primarily from higher earning assets and continued operating cost reductions.

LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Operations

Cash and marketable securities of Ford's Automotive operations were $11.6 billion at March 31, 1994, up $1.8 billion from December 31, 1993. Ford paid $272 million in cash dividends on its Common Stock, Class B Stock, and Preferred Stock during the first three months of 1994.

Automotive capital expenditures were $1.6 billion in the first three months of 1994, compared with $1.3 billion for the same period a year ago.

At March 31, 1994, Automotive debt totaled $7.9 billion, which was 32% of total capitalization (stockholders' equity and Automotive debt), compared with $8 billion or 34% of total capitalization at year-end 1993. The decrease in total debt is primarily the result of lower levels of short-term borrowings.

At March 31, 1994, Ford had long-term contractually committed credit agreements in the U.S. under which $4.8 billion is available from various banks at least through June 30, 1998. The entire $4.8 billion may be used, at Ford's option, by either Ford or Ford Credit. As of March 31, 1994, these facilities were unused.

Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.4 billion. These facilities are available in varying amounts from 1994 through 1998; less than 1% had been utilized at March 31, 1994.

Financial Services Operations

During the first quarter of 1994, Financial Services' cash and investments in securities decreased by $3.8 billion, primarily reflecting the reclassification of the net assets of FNFC to "other assets" as a result of the pending sale of First Nationwide Bank. Total debt in the first quarter of 1994 increased by $5.3 billion, primarily to fund higher receivables levels at Ford Credit.

At March 31, 1994, Financial Services had approximately $26.7 billion of support facilities (including $4.8 billion of Ford bank lines that may be used by Ford Credit at Ford's option) available for use in the U.S., all of which were contractually committed; less than 2% of these facilities were in use at that date. At March 31, 1994, an additional $17 billion of support facilities were available outside the U.S., 48% of which were contractually committed; approximately $6.4 billion of these support facilities were in use at March 31, 1994.

LEGAL PROCEEDINGS - FORD

Product Matters

With respect to the three private purported class action lawsuits involving the alleged tendency of vehicles to slip from park to reverse, referred to in the third full paragraph on page 24 of the 10-K Report, the first such suit, filed in the Superior Court for the District of Columbia, recently was dismissed at the plaintiff's request and the court is reviewing Ford's petition for reimbursement of attorney fees. The second such suit, filed in the Court of Common Pleas in Philadelphia, Pennsylvania, had been stayed pending the entry of a final order in the first suit. A motion by Ford to lift the stay is now pending before the court.

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the fourth full paragraph on page 24 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1 billion at April 1, 1994.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the fifth full paragraph on page 24 of the 10-K Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $794 million at April 1, 1994.

Environmental Matters

With respect to the notices from two government environmental enforcement agencies, each potentially involving monetary sanctions exceeding $100,000, referred to in the second paragraph on page 25 of the 10-K Report, Ford has
settled the matters.   In a separate matter potentially involving monetary
sanctions exceeding $100,000, Ford has received a notice that a government environmental enforcement agency believes a Ford facility may violate or have violated limits established by regulations or permits for emissions or discharges.

Other Matters

With respect to the private purported class action lawsuit relating to allegations of paint peeling on unspecified vehicles, referred to in the sixth paragraph on page 25 of the 10-K Report, in February 1994, plaintiffs amended their petition to cover a purported class of persons who purchased certain new or used Ford vehicles in Texas and who allegedly experienced paint delamination as a result of Ford's use of a high build electrocoat paint primer process.

Governmental Standards - Ford

Mobile Source Emissions Control -- With respect to the European motor vehicle emissions standards discussed in the second full paragraph on page 22 of the 10-K Report, the European Parliament adopted Directive 94/12/EC which applies more stringent motor vehicle emission standards to vehicle homologations beginning January 1, 1996 and to new vehicle registrations beginning January 1, 1997. These standards are of generally equivalent numerical stringency to those which began to apply in the U.S. for the 1994 model year. The Directive also provides for the European Commission to propose by the end of 1994 supplementary reductions in motor vehicle emissions that would take effect beginning January 1, 2000. These supplementary reductions would be a function of technical progress achieved between now and 2000.

Motor Vehicle Fuel Economy -- With respect to the light truck CAFE standards discussed in the third full paragraph on page 23 of the 10-K Report, the Safety Administration has set the light truck CAFE standard at 20.7 mpg for both model years 1996 and 1997.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    Please refer to the Exhibit Index on page   .

(b) Reports on Form 8-K

DATE OF REPORT               ITEM               FINANCIAL
                                                STATEMENTS FILED
January 11, 1994      Item 5 - Other Events          None

February 11, 1994     Item 5 - Other Events          None

February 25, 1994     Item 5 - Other Events     Consolidated Financial
                                                Statements of Ford Motor
                                                Credit Company and Sub-
                                                sidiaries and Consoli-
                                                dated Financial Statements
                                                of Ford Motor Company and
                                                Subsidiaries, each for the
                                                year ended December 31, 1993.

March 18, 1994        Item 5 - Other Events          None


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)



May 13, 1994                        /s/ P. W. Lewis
                                    P. W. Lewis, Controller
                                      (Chief Accounting Officer)

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES


                                 EXHIBIT INDEX


Sequential
Designation                Description                  Method of Filing
- - -----------                -----------                  ----------------
12-A                       Calculation of ratio of      Filed with this
                           earnings to fixed charges    Report.
                           of Ford Credit

12-B                       Calculation of ratio of      Filed with this
                           earnings to fixed charges    Report.
                           of Ford.

15                         Letter from Coopers &        Filed with this
                           Lybrand dated May 13,        Report.
                           1994, regarding unaudited
                           interim financial infor-
                           mation.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at March 31, 1994 and 1993, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended March 31, 1994. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1993 and the related consolidated statements of income and of earnings retained for use in the business and cash flows for the year then ended (not presented herein); and in our report dated February 1, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


COOPERS & LYBRAND

Detroit, Michigan
April 27, 1994