Form 10-Q
period 1994-06-30
FORD MOTOR CREDIT CO
filed 1994-08-04
CIK 38009

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549
                           -----------------
                              FORM 10-Q
(Mark One)
/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------   ---------------

                    Commission File Number    1-6368

                       Ford Motor Credit Company
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

  Incorporated in Delaware                       38-1612444
- ----------------------------                  ------------------
(State or other jurisdiction                   (I.R.S. Employer
of Incorporation                                Identification
or organization)                                Number)

            The American Road, Dearborn, Michigan      48121
             --------------------------------------  --------
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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of July 31, 1994.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                  For the Periods Ended June 30, 1994 and 1993
                                 (in millions)

                                               Second Quarter            First Half
                                              1994        1993        1994         1993
                                           ---------   ----------  ----------  ----------
                                                 (Unaudited)             (Unaudited)
Financing Revenue
 Operating leases                          $  1,261.3  $    860.5  $  2,371.5  $  1,639.9
 Retail                                         794.5       831.2     1,589.6     1,621.0
 Wholesale                                      248.9       184.9       435.3       343.6
 Diversified                                     27.4        35.1        52.7        73.5
 Other                                           66.6        53.6       124.0       108.6
                                           ----------  ----------  ----------  ----------
    Total financing revenue                   2,398.7     1,965.3     4,573.1     3,786.6

Investment and other income                     194.7        88.3       277.5       227.1
                                           ----------  ----------  ----------  ----------
    Total revenue                             2,593.4     2,053.6     4,850.6     4,013.7

Expenses
 Depreciation on operating leases               934.9       633.0     1,744.4     1,183.0
 Interest expense                               845.4       725.0     1,605.6     1,443.2
 Operating expenses                             230.4       198.2       443.4       376.7
 Provision for credit losses                     61.2        68.1       132.3       152.5
                                           ----------  ----------  ----------  ----------
    Total expenses                            2,071.9     1,624.3     3,925.7     3,155.4
                                           ----------  ----------  ----------  ----------
Equity in net income of affiliated
  companies                                      51.2        38.8       104.8        87.4

Income before income taxes                      572.7       468.1     1,029.7       945.7

Provision for income taxes                      201.2       158.8       357.1       320.2
                                           ----------  ----------  ----------  ----------
Income before minority interest                 371.5       309.3       672.6       625.5

Minority interest in net income of
  subsidiaries                                    2.9         3.1         5.2         4.2
                                           ----------  ----------  ----------  ----------
Net income                                      368.6       306.2       667.4       621.3

Earnings retained for use in
  the business
 Beginning of period                          5,198.7     4,271.2     4,899.9     3,956.1
 Dividends                                          0           0           0           0
                                           ----------  ----------  ----------  ----------
 End of period                             $  5,567.3  $  4,577.4  $  5,567.3  $  4,577.4
                                           ==========  ==========  ==========  ==========

Certain amounts for Second Quarter and First Half 1993 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                                June 30,    December 31,    June 30,
                                                  1994          1993          1993
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $   1,094.6   $     992.3   $   1,162.5
 Investments in securities                        1,930.0       1,889.3       1,942.2
 Finance receivables, net (Note 1)               55,167.8      50,714.1      49,867.5
 Accounts and notes receivable from
  affiliated companies                              381.4         385.0         379.1
 Equity in net assets of affiliated companies     1,253.7       1,201.9       1,095.8
 Net investment, operating leases                16,567.9      12,600.9      10,015.8
 Other assets                                     1,489.3       1,816.8       1,388.6
                                              -----------   -----------   -----------
      Total assets                            $  77,884.7   $  69,600.3   $  65,851.5
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   1,103.2   $     953.2   $     822.4
    Affiliated companies                            764.1         261.9         466.7
                                              -----------   -----------   -----------
      Total accounts payable                      1,867.3       1,215.1       1,289.1

 Debt (Note 2)                                   65,621.3      58,870.2      55,701.4
 Deferred income taxes                            2,210.6       2,048.7       1,689.3
 Other liabilities and deferred income            1,421.1       1,394.6       1,334.7
                                              -----------   -----------   -----------

      Total liabilities                          71,120.3      63,528.6      60,014.5

Minority interest in net assets of
  subsidiaries                                      400.4         297.0         352.1

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by stockholder)     917.3         917.3         917.3
 Unrealized (loss)/gain on marketable equity
  securities, net of taxes                          (34.9)         17.8          22.2
 Foreign-currency translation adjustments          (110.7)        (85.3)        (57.0)
 Earnings retained for use in the business        5,567.3       4,899.9       4,577.4
                                              -----------   -----------   -----------

      Total stockholder's equity                  6,364.0       5,774.7       5,484.9
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $  77,884.7   $  69,600.3   $  65,851.5
                                              ===========   ===========   ===========

Certain amounts for December and June 1993 have been reclassified to conform with presentations adopted in subsequent periods.


The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                  For the Periods Ended June 30, 1994 and 1993
                                  (in millions)

                                                                  First Half
                                                             1994           1993
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    667.4    $    621.3
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                   132.3         152.5
  Depreciation and amortization                               1,772.7       1,215.0
  Gain on sales of finance receivables                          (19.3)        (52.6)
  Gain on sale of investment                                    (58.3)            0
  Equity in net income of affiliates                           (104.8)        (87.4)
  Deferred income taxes                                          81.6         206.6
  Changes in the following items
   Other assets                                                 196.6         159.1
   Other liabilities                                            697.0         250.3
 Other                                                           25.1          10.0
                                                           ----------    ----------
   Net cash provided by operating activities                  3,390.3       2,474.8
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables                            (67,191.7)    (56,671.7)
 Collection of finance receivables                           61,580.6      51,238.3
 Proceeds from sales of finance receivables                   1,013.3       1,426.7
 Proceeds from sale of investment                               142.1             0
 Purchase of operating lease vehicles                        (6,987.8)     (4,733.6)
 Liquidation of operating lease vehicles                      1,245.5       1,256.3
 Other                                                            9.5          20.5
                                                           ----------    ----------
   Net cash used in investing activities                    (10,188.5)     (7,463.5)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     6,573.9       7,509.3
 Principal payments on long-term debt                        (4,345.2)     (3,267.2)
 Change in short-term debt, net                               4,579.3       1,662.4
 Other                                                           93.1         (46.4)
                                                           ----------    ----------
   Net cash provided by financing activities                  6,901.1       5,858.1
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                     (0.6)         (1.9)
                                                           ----------    ----------
   Net change in cash and cash equivalents                      102.3         867.5

Cash and cash equivalents, beginning of period                  992.3         295.0
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $  1,094.6    $  1,162.5
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  1,560.8    $  1,178.4
 Taxes paid                                                     223.0         171.9

Certain amounts for First Half 1993 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements


Note 1. Finance Receivables (in millions)

                                                  June 30,   December 31,   June 30,
                                                    1994         1993         1993
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  39,799.7  $  38,609.3  $  36,897.1
Wholesale                                          14,684.9     11,698.5     12,647.2
Diversified                                         2,595.5      2,636.0      2,817.8
Other                                               3,943.6      3,625.9      3,334.5
                                                -----------  -----------  -----------

   Total finance receivables                       61,023.7     56,569.7     55,696.6

Add loan origination costs                            141.3        125.4        107.4

Less
 Unearned income                                   (5,259.8)    (5,263.3)    (5,170.6)
 Allowance for credit losses                         (737.4)      (717.7)      (765.9)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  55,167.8  $  50,714.1  $  49,867.5
                                                ===========  ===========  ===========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Note 2. Debt (in millions)

                                                      June 30,    December 31, June 30,
                                                        1994         1993        1993
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  29,021.5  $  24,506.1 $  22,960.1
 Borrowing agreements with
  bank trust departments                                    12.0            0           0
 Other short-term debt*                                  1,020.0      1,001.0     1,678.5
                                                     -----------  ----------- -----------
   Total short-term debt                                30,053.5     25,507.1    24,638.6

 Senior and subordinated
  notes and debentures
  payable within one year                                6,319.5      7,882.6     6,816.8
                                                     -----------  ----------- -----------
   Total payable within
     one year                                           36,373.0     33,389.7    31,455.4
                                                     -----------  ----------- -----------
                               June 30, 1994
                       ----------------------------
                       Weighted Average
                       Interest Rates**  Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Unsecured senior notes
  Notes                       6.66%      1995-2048      29,301.9     25,526.8    24,288.9
  Unamortized discount                                     (53.6)       (46.8)      (44.8)
                                                     -----------  ----------- -----------
   Total unsecured
     senior notes                                       29,248.3     25,480.0    24,244.1
                                                     -----------  ----------- -----------
 Unsecured subordinated
  convertible debentures                                       0          0.5         1.9
                                                     -----------  ----------- -----------
   Total payable
   after one year                                       29,248.3     25,480.5    24,246.0
                                                     -----------  ----------- -----------
   Total debt                                        $  65,621.3  $  58,870.2 $  55,701.4
                                                     ===========  =========== ===========


 *  Includes $2.3 million, $150 million, and $800 million with affiliated companies at
   June 30, 1994, December 31, 1993, and June 30, 1993, respectively.

**  Rates were variable on about 28.6% of the debt payable after one year including the effects of interest rate swap agreements.



                    FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ford Credit Second Quarter 1994 Results of Operations

Ford Credit's consolidated net income for the second quarter of 1994 was $368 million, up $62 million or 20% compared with $306 million in the second quarter of 1993. Income from financing operations was $317 million, up $49 million or 18% from the same period a year ago. Equity in net income of affiliated companies, primarily Ford Holdings, Inc. ("Ford Holdings"), was $51 million compared with $38 million in the same period a year ago.

Compared with results from a year ago, financing profits in the second quarter of 1994 primarily reflected a higher level of earning assets, gains ($43 million) from the sale of Ford Credit's investment in Manheim Auctions, Inc. and from the sale of receivables, as well as favorable credit loss performance, partially offset by lower net interest margins. The higher level of earning assets reflected an increase in operating leases, and retail and wholesale financing. Lower credit losses primarily reflected lower losses per repossessed unit and fewer repossessions. The lower net interest margins primarily reflected the effect of lower interest rates on finance receivables and operating leases.

Total gross finance receivables and net investment in operating leases at June 30, 1994 were $77.6 billion, up $11.9 billion (18%) from a year earlier. The increase primarily reflected higher levels of operating leases and retail installment sale receivables. Depreciation expense on operating leases in the second quarter of 1994 was $935 million, up $302 million or 48% compared with the second quarter of 1993. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned on the lease contracts.

During the second quarter of 1994, Ford Credit financed 35.8% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 37.7% in the second quarter of 1993. The decrease primarily resulted from lower levels of daily rental car financing. Ford Credit provided retail financing for 626,000 new and used vehicles in the United States, up 5% from a year ago. Ford Credit also provided wholesale financing for 82.3% of Ford Motor Company factory sales to U.S. car and truck dealers during the quarter, compared with 82.0% in the same period a year ago.

FORD CREDIT FIRST HALF 1994 RESULTS OF OPERATIONS

For the first half of 1994, Ford Credit's consolidated net income was $667 million, up $46 million from $621 million in the first half of 1993.
Income from financing operations was $562 million, up $28 million or 5% from the same period a year ago. Equity in net income of affiliated
companies was $105 million compared with $87 million in 1993.   The
improvement in financing profits primarily resulted from higher levels of earning assets, a one-time gain from the sale of Ford Credit's investment in Manheim Auctions, Inc., and lower credit losses, partially offset by lower net interest margins, and lower gains from the sale of receivables. Depreciation expense in the first half of 1994 was $1,744 million, up $561 million or 47% compared with the first half of 1993. The increase reflected the higher levels of operating leases and was more than offset by
higher revenue earned on the lease contracts.   During the first half of
1994, Ford Credit provided retail financing for 37.1% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 38.4% in the same period a year ago. Ford Credit provided U.S. retail financing for 1,210,000 new and used vehicles compared with 1,097,000 vehicles in the first half of 1993. Ford Credit also provided wholesale financing for 81.0% of Ford Motor Company factory sales to U.S. car and truck dealers during the first half of 1994, compared with 80.5% in the same period last year.

Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at June 30, 1994 and at the end of each of the last five years was as follows:

                                                        December 31
                             June 30, -------------------------------------------
                               1994     1993     1992     1991     1990     1989
                             -------  -------  -------  -------  -------  -------
                                               (in millions)

Commercial paper & STBA's(a) $29,033  $24,506  $21,210  $18,232  $23,371  $18,864
Other short-term debt (b)      1,020    1,001    1,785    1,642    1,411    1,467

Long-term debt (including
  current portion)            35,568   33,363   26,914   28,160   25,903   26,393
                             -------  -------  -------  -------  -------  -------

Total debt                   $65,621  $58,870  $49,909  $48,034  $50,685  $46,724
                             =======  =======  =======  =======  =======  =======

                               1994     1994     1993     1992     1991     1990
                             -------  -------  -------  -------  -------  -------
Memo:
 Total support facilities     $19.7    $16.9    $13.9    $13.8    $12.7    $12.7
 (billions -- as of July 1,
 1994 and January 1,
 1994-1990, respectively)

- - - - - -
(a) Short-term borrowing agreements with bank trust departments
(b) Includes $2 million, $150 million, and $800 million with affiliated companies at
    June 30, 1994, December 31, 1993, and December 31, 1992, respectively.

Support facilities represent additional sources of funds, if required. At July 1, 1994, Ford Credit had approximately $18.5 billion of contractually committed facilities for use in the United States, 87% of which are available through June 1999. These facilities included $15.7 billion of revolving credit agreements with banks (which included $5.9 billion of Ford bank lines that may be used either by Ford or Ford Credit at Ford's option) and $2.8 billion of agreements to sell retail receivables. At July 1, 1994, all of these U.S. facilities were unused. Outside of the United States, an additional $1.2 billion of facilities support borrowing operations in Canada, Australia, and Puerto Rico, of which 84% are contractually committed and available through June 1999. Canadian facilities of $712 million included $184 million of Ford Motor Company of Canada, Limited and Ford Ensite International, Inc. lines which are available to Ford Credit Canada Limited at the option of these two companies. Australian facilities of $429 million included $165 million of Ford Motor Company of Australia Limited lines which are available to Ford Credit Australia Limited at the option of Ford Motor Company of Australia Limited. Ford Motor Credit Company of Puerto Rico, Inc. had $25 million in support facilities at July 1, 1994. Substantially all of these facilities were unused at July 1, 1994.




July 29, 1994

                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     None to report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information



                         INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended June 30, 1994 and 1993 (in millions except amounts per share):

                                          Second Quarter       First Half
                                          --------------     --------------
                                          1994      1993     1994      1993
                                          ----      ----     ----      ----
Sales and revenues                      $33,772   $29,419  $64,174   $56,182

Total costs and expenses                 30,906    27,988   59,561    53,583
Operating income                          2,866     1,431    4,613     2,599
Automotive net interest expense               0       (47)     (48)     (150)
Automotive equity in net income
 of affiliated companies                     42        10      109        11
Income before income taxes                2,908     1,394    4,674     2,460
Provision for income taxes                1,161       570    1,986     1,038
Minority interests in net income
 of subsidiaries                             36        49       73        75

Net income                              $ 1,711   $   775  $ 2,615   $ 1,347

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                        $  1.63   $  0.72  $  2.47   $  1.23


Income per share
 assuming full dilution                 $  1.44   $  0.65  $  2.20   $  1.13

Cash Dividends per share                $  0.225  $  0.20  $  0.425  $  0.40


Share data have been adjusted to reflect the 2-for-1 stock split that became effective June 6, 1994.

SECOND QUARTER 1994 RESULTS OF OPERATIONS - FORD

Overview

Ford earned $1,711 million, or $1.63 per share of Common and Class B Stock, in the second quarter of 1994. This compares with $775 million, or $0.72 per share, in the second quarter of 1993. Fully diluted earnings per share were $1.44 in the second quarter of 1994, compared with $0.65 a year ago. Ford's worldwide sales and revenues were $33.8 billion, up $4.4 billion from a year ago. Worldwide factory unit sales of cars and trucks were 1,811,000, up 136,000 units or 8%. Stockholders' equity was $18.4 billion at June 30, 1994.

On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on Ford's outstanding Common and Class B stock became effective. Earnings per share for prior periods have been restated to reflect the stock split.

Automotive Operations

Ford's worldwide Automotive operations earned $1,183 million in the second quarter of 1994 on sales of $28.4 billion, compared with earnings of $395 million on sales of $25.3 billion a year ago.

In the U.S., Ford's Automotive operations earned $907 million, compared with $367 million a year ago. The improvement reflected higher unit volume (as a result of higher truck sales) and improved margins.

In the second quarter of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.3 million units compared with
14.6 million in the second quarter of 1993. Ford's car market share was 21.5% in the second quarter of 1994, up 1/10 of a point from a year ago. Ford's truck share was 30%, down 2/10 of a point from a year ago. Ford's combined car and truck share was 25%, unchanged from a year ago.

Outside the U.S., Automotive operations earned $276 million in the second quarter of 1994, compared with $28 million a year ago. The improvement reflected primarily higher unit volume in Europe, where Automotive operations (excluding Jaguar) earned $244 million in the second quarter of 1994, compared with a loss of $66 million a year ago. Earnings were lower in Latin America, where business conditions historically have been volatile and subject to rapid change.

In the second quarter of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.1 million units, compared with 12.3 million a year ago. Ford's car share was 11.6% in the second quarter of 1994, up 5/10 of a point from a year ago. Ford's truck share was 14.8%, up 2.1 points.

Financial Services Operations

Ford's Financial Services operations earned $528 million in the second quarter of 1994, compared with $380 million in the second quarter of 1993. The increase resulted primarily from improved results at Ford Credit and

Associates First Capital Corporation ("The Associates"), the consolidation of results for The Hertz Corporation ("Hertz"), and non-recurrence of losses at First Nationwide Financial Corporation ("First Nationwide").

For a discussion of Ford Credit's results of operations in the second quarter of 1994, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit Second Quarter 1994 Results of Operations." In addition, international operations managed by Ford Credit earned $50 million in the second quarter of 1994, equal to a year ago.

The Associates earned $121 million in the U.S. in the second quarter of 1994, compared with $111 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. In addition, international operations managed by The Associates earned $21 million in the second quarter of 1994, compared with $10 million a year ago.

On March 8, 1994, Ford purchased from Commerzbank Aktiengesellschaft, a German bank, additional shares of common stock of Hertz aggregating 5% of the total outstanding voting stock, thereby bringing Ford's ownership of the total voting stock of Hertz to 54% from 49%. On April 29, 1994, Ford acquired 20% of Hertz' common stock from Park Ridge Limited Partnership, and Hertz redeemed the common stock (26%) and preferred stock of Hertz owned by AB Volvo for $145 million; these transactions resulted in Hertz becoming a wholly-owned subsidiary of Ford. In addition, a $150 million subordinated promissory note of Hertz held by Ford Credit was exchanged for $150 million of preferred stock of Hertz. Hertz earned $26 million in the second quarter of 1994, compared with $6 million a year ago (reflected in Ford's results on an equity basis).

USL Capital Corporation ("USL Capital") earned $27 million in the second quarter of 1994, compared with $20 million a year ago. The American Road Insurance Company ("American Road") earned $13 million in the second quarter of 1994, compared with $16 million in the same period in 1993.

On April 14, 1994, an agreement was entered into for the sale of substantially all of the assets of First Nationwide Bank to First Madison Bank, referred to on page 11 of Ford Credit's Quarterly Report on Form 10-Q for the period ended March 31, 1994 (the "First Quarter 10-Q Report"). The transaction, which is subject to federal regulatory approvals, is expected to be completed in the fourth quarter of 1994. In the second quarter of 1993, First Nationwide incurred a loss of $18 million.


FIRST HALF 1994 RESULTS OF OPERATIONS - FORD

Overview

Ford earned $2,615 million, or $2.47 per share of Common and Class B Stock, in the first half of 1994. Results included a charge to net income of $440 million related to the sale of First Nationwide Bank to First Madison Bank (discussed above). In the first half of 1993, Ford earned
$1,347 million, or $1.23 per share. Fully diluted earnings per share were $2.20, compared with $1.13 a year ago. Ford's worldwide sales and revenues were $64.2 billion in the first half of 1994, up $8 billion from a year ago. Worldwide factory unit sales of cars and trucks were 3,483,000, up 277,000 or 8%.

Automotive Operations

Ford's worldwide Automotive operations earned $2,138 million in the first half of 1994, compared with $571 million in first half of 1993. In the U.S., Ford's Automotive operations earned $1,742 million, compared with $480 million a year ago. The improvement reflected higher unit volume (as a result of higher industry sales) and improved margins.

In the first half of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.5 million units, compared with 14 million a year ago. Ford's car share was 21.6% in the first half of 1994, down 7/10 of a point from a year ago. The decline from a year ago reflected lower shares for Tempo and Topaz. Ford's truck share was 29.7%, unchanged from a year ago. Ford's combined car and truck share was 24.9%, down 4/10 of a point. For the full year, Ford projects U.S. industry sales of about 15.5 million cars and trucks in 1994, compared with 14.2 million units in 1993.

Outside the U.S., Automotive operations earned $396 million in the first half of 1994, compared with $91 million a year ago. The improvement reflected primarily higher unit volume, lower manufacturing costs, and improved margins in Europe. Ford's European Automotive operations (excluding Jaguar) earned $352 million in the first half of 1994, compared with a loss of $47 million a year ago.

In the first half of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.1 million units, compared with
12.4 million units a year ago. Ford's car share was 11.8%, up 3/10 of a point from a year ago. Ford's truck share was 14.7%, down 1/10 of a point from a year ago. For the full year, Ford projects European industry sales of about 13 million units in 1994, compared with 12.5 million units in 1993.

Financial Services Operations

Ford's Financial Services operations earned $477 million in the first half of 1994, compared with $776 million in the first half of 1993. The decline was more than explained by the charge to net income of $440 million related to the sale of First Nationwide Bank. Higher earnings at Ford Credit and The Associates and the consolidation of results for Hertz were partial offsets.

For a discussion of Ford Credit's results of operations in the first half of 1994, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Half 1994 Results of Operations." International operations managed by Ford Credit earned $113 million in the first half of 1994, compared with $97 million a year ago.

The Associates earned $249 million in the U.S. in the first half of 1994, compared with $222 million a year ago. The improvement reflected primarily the same factors as those described in the discussion of second quarter results of operations. In addition, international operations managed by The Associates earned $39 million in the first half of 1994, compared with $20 million a year ago.

Hertz earned $25 million in the first half of 1994, compared with $3 million a year ago (reflected in Ford's results on an equity basis).

USL Capital's net income in the first half of 1994 was $48 million, compared with $37 million a year ago. American Road earned $30 million in the first half of 1994, compared with $39 million a year ago.

First Nationwide incurred a loss of $484 million in the first half of 1994, including a charge of $440 million related to the sale of First Nationwide Bank. First Nationwide incurred a loss of $35 million in the first half of 1993.


LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Operations

Cash and marketable securities of Ford's Automotive operations were $13.7 billion at June 30, 1994, up $3.9 billion from December 31, 1993. The amount of cash and marketable securities is expected to decline during the second half of the year because of normal new-model changeover and launch and higher capital spending (discussed below). Ford paid
$569 million in cash dividends on its Common Stock, Class B Stock, and Preferred Stock during the first six months of 1994.

Automotive capital expenditures were $3.5 billion in the first six months of 1994, compared with $2.9 billion a year ago. Automotive capital spending is projected to increase further during the second half of the year as a result of increases in both product and non-product spending. The higher product spending reflects a record pace of new-model introductions, while non-product spending reflects efforts to improve efficiency and quality and increase capacity for selected components and vehicles.

 Automotive debt at June 30, 1994 totaled $7.3 billion, which was 28% of total capitalization (stockholders' equity and Automotive debt), compared with $8 billion, or 34% of total capitalization, at year-end 1993. The decrease in total debt is primarily the result of lower levels of short-term borrowings.

At June 30, 1994, Ford had long-term contractually committed credit agreements in the U.S. under which $4.8 billion is available from various banks at least through June 30, 1999. The entire $4.8 billion may be used, at Ford's option, by either Ford or Ford Credit. As of June 30, 1994, these facilities were unused. At July 1, 1994, these credit agreements were increased to $5.9 billion.

Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.4 billion. These facilities are available in varying amounts from 1994 through 1999; less than 1% had been used at June 30, 1994.

Financial Services Operations

Financial Services' cash and investments in securities totaled $8.2 billion at June 30, 1994, down $2.6 billion from December 31, 1993. The decline reflected primarily the reclassification of First Nationwide's net assets to "other assets" as a result of the pending sale.

Net receivables and lease investments were $120.9 billion at June 30, 1994, up $1.4 billion from December 31, 1993. The increase reflected continued growth in earning assets at Ford Credit and The Associates, offset partially by the reclassification of First Nationwide's net assets.

Total debt was $116.3 billion at June 30, 1994, up $12.3 billion from December 31, 1993. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates, as well as the consolidation of Hertz; the reclassification of First
Nationwide's net assets was a partial offset.

At June 30, 1994, Financial Services had approximately $27.8 billion of support facilities available for use in the U.S. (including $4.8 billion of Ford bank lines that may be used by Ford Credit at Ford's option), 98% of which were contractually committed; less than 2% of these facilities were in use at that date. An additional $17.5 billion of support facilities were available outside the U.S., 47% of which were contractually committed; approximately $7.2 billion of these support facilities were in use at June 30, 1994.

LEGAL PROCEEDINGS - FORD

Product Matters

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the fourth full paragraph on page 24 of the 10-K Report and on page 14 of the First Quarter 10-Q Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $905 million at June 30, 1994.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the fifth full paragraph on page 24 of the 10-K Report and on page 14 of the First Quarter 10-Q Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.2 billion at June 30, 1994.

Environmental Matters

In addition to the notice from the government environmental enforcement agency, potentially involving monetary sanctions exceeding $100,000, referred to on page 14 of the First Quarter 10-Q Report, in a separate matter potentially involving monetary sanctions exceeding $100,000, Ford has received a notice that a government environmental enforcement agency believes a Ford facility may have violated waste handling or disposal requirements.

Other Matters

With respect to the challenge by a French manufacturer of the antitrust approval by the European Commission of the joint venture between Ford of Germany and Volkswagen AG to produce a multi-purpose vehicle, referred to in the third paragraph on page 26 of the 10-K Report, on July 15, 1994, the European Court of First Instance rejected the French manufacturer's complaint against the European Commission's decision to grant antitrust approval of the joint venture. The French manufacturer can, however, appeal this decision to the European Court of Justice.

Governmental Standards - Ford

Mobile Source Emissions Control -- The Clean Air Act requires the EPA to promulgate a federal implementation plan ("FIP") for any state failing to adopt a state plan compliant with Clean Air Act standards. Pursuant to a court order, the EPA must promulgate an FIP for California by February 1995. The EPA recently proposed an FIP for California that includes more stringent motor vehicle requirements than those now in effect and could adversely affect Ford's sales volumes and profits. The proposed FIP contemplates stringent motor vehicle inspection and maintenance and in-use testing procedures which would make manufacturers responsible for certain repairs necessitated by consumer neglect. Implementation of this FIP could require Ford to accelerate implementation of costly and unproven low-emission technology and incur additional recall and warranty expense. It could preclude the sale in California of some Ford medium- and heavy-duty truck engines.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    Please refer to the Exhibit Index on page 19.

(b) Reports on Form 8-K

DATE OF REPORT               ITEM               FINANCIAL
                                                STATEMENTS FILED

April 14, 1994        Item 5 - Other Events          None

May 11, 1994          Item 5 - Other Events          None

June 27, 1994         Item 5 - Other Events          None


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)



August 4, 1994                           /s/ K. J. Coates
                                    -----------------------------
                                       Kenneth J. Coates
                                      (Chief Financial Officer)

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at June 30, 1994 and 1993, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended June 30, 1994. These financial statements are the responsibility of the company's management.

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

Detroit, Michigan
July 27, 1994

               FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES


                           EXHIBIT INDEX


Sequential
Designation                Description                  Method of Filing
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

15                         Letter from Coopers &        Filed with this
                           Lybrand dated August 4,      Report.
                           1994, regarding unaudited
                           interim financial infor-
                           mation.