Form 10-Q
period 1994-09-30
FORD MOTOR CREDIT CO
filed 1994-11-04
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----

                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

                     Commission file numbers 1-6368

                        FORD MOTOR CREDIT COMPANY
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                          38-1612444
- --------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 The American Road, Dearborn, Michigan                         48121
- ---------------------------------------                        ---------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code (313) 322-3000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past  90 days.   Yes   X   No

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of October 31, 1994.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                For the Periods Ended September 30, 1994 and 1993
                                 (in millions)

                                               Third Quarter             Nine Months
                                              1994        1993        1994         1993
                                           ---------   ----------  ----------  ----------
                                                 (Unaudited)             (Unaudited)
Financing Revenue
 Operating leases                          $  1,405.3  $    943.5  $  3,776.8  $  2,583.4
 Retail                                         830.7       842.4     2,420.3     2,463.4
 Wholesale                                      226.3       166.0       661.6       509.6
 Diversified                                     28.9        40.3        81.6       113.8
 Other                                           69.3        59.8       193.3       168.4
                                           ----------  ----------  ----------  ----------
    Total financing revenue                   2,560.5     2,052.0     7,133.6     5,838.6

Investment and other income                      89.4       128.2       366.9       355.3
                                           ----------  ----------  ----------  ----------
    Total revenue                             2,649.9     2,180.2     7,500.5     6,193.9

Expenses
 Depreciation on operating leases             1,039.3       721.8     2,783.7     1,904.8
 Interest expense                               905.0       733.2     2,510.6     2,176.4
 Operating expenses                             247.2       206.5       690.6       583.2
 Provision for credit losses                     39.3        87.3       171.6       239.8
                                           ----------  ----------  ----------  ----------
    Total expenses                            2,230.8     1,748.8     6,156.5     4,904.2
                                           ----------  ----------  ----------  ----------
Equity in net income of affiliated
  companies                                      61.4        53.0       166.2       140.4

Income before income taxes                      480.5       484.4     1,510.2     1,430.1

Provision for income taxes                      162.8       207.1       519.9       527.3
                                           ----------  ----------  ----------  ----------
Income before minority interest                 317.7       277.3       990.3       902.8

Minority interest in net income of
  subsidiaries                                    2.9         3.0         8.1         7.2
                                           ----------  ----------  ----------  ----------
Net income                                      314.8       274.3       982.2       895.6

Earnings retained for use in
  the business
 Beginning of period                          5,567.3     4,577.4     4,899.9     3,956.1
 Dividends                                     (250.0)     (150.0)     (250.0)     (150.0)
                                           ----------  ----------  ----------  ----------
 End of period                             $  5,632.1  $  4,701.7  $  5,632.1  $  4,701.7
                                           ==========  ==========  ==========  ==========

Certain amounts for Third Quarter and Nine Months 1993 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                             September 30,  December 31, September 30,
                                                  1994          1993          1993
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $     628.4   $     992.3   $   1,870.7
 Investments in securities                        1,947.5       1,889.3       1,947.1
 Finance receivables, net (Note 1)               55,098.8      50,714.1      48,700.0
 Accounts and notes receivable from
  affiliated companies                              260.9         385.0         363.2
 Equity in net assets of affiliated companies     1,297.3       1,201.9       1,145.1
 Net investment, operating leases                18,566.5      12,600.9      11,310.9
 Other assets                                     1,505.7       1,816.8       1,501.2
                                              -----------   -----------   -----------
      Total assets                            $  79,305.1   $  69,600.3   $  66,838.2
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   1,200.9   $     953.2   $     863.2
    Affiliated companies                            585.8         261.9         388.7
                                              -----------   -----------   -----------
      Total accounts payable                      1,786.7       1,215.1       1,251.9

 Debt (Note 2)                                   67,095.3      58,870.2      56,634.9
 Deferred income taxes                            2,339.5       2,048.7       1,870.1
 Other liabilities and deferred income            1,251.1       1,394.6       1,202.9
                                              -----------   -----------   -----------
      Total liabilities                          72,472.6      63,528.6      60,959.8

Minority interest in net assets of
  subsidiaries                                      398.3         297.0         302.9

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by stockholder)     917.3         917.3         917.3
 Unrealized (loss)/gain on marketable
  securities, net of taxes                          (53.2)         17.8          19.0
 Foreign-currency translation adjustments           (87.0)        (85.3)        (87.5)
 Earnings retained for use in the business        5,632.1       4,899.9       4,701.7
                                              -----------   -----------   -----------

      Total stockholder's equity                  6,434.2       5,774.7       5,575.5
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $  79,305.1   $  69,600.3   $  66,838.2
                                              ===========   ===========   ===========

Certain amounts for December and September 1993 have been reclassified to conform with presentations adopted in subsequent periods.


The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                For the Periods Ended September 30, 1994 and 1993
                                  (in millions)

                                                                 Nine Months
                                                             1994           1993
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    982.2    $    895.6
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                   171.6         239.8
  Depreciation and amortization                               2,934.4       2,025.3
  Gain on sales of finance receivables                           (6.2)        (92.5)
  Gain on sale of investment                                    (58.3)            0
  Equity in net income of affiliates                           (166.2)       (140.4)
  Deferred income taxes                                         201.4         389.3
  Changes in the following items
   Other assets                                                 365.5          40.0
   Other liabilities                                            139.8          69.1
 Other                                                          (46.1)        (76.4)
                                                           ----------    ----------
   Net cash provided by operating activities                  4,518.1       3,349.8
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables                            (99,639.7)    (84,064.2)
 Collection of finance receivables                           93,128.8      78,526.0
 Proceeds from sales of finance receivables                   2,009.3       2,521.3
 Proceeds from sale of investment                               142.1             0
 Purchase of operating lease vehicles                       (11,011.1)     (7,280.9)
 Liquidation of operating lease vehicles                      2,267.4       1,767.4
 Other                                                           15.1          42.8
                                                           ----------    ----------
   Net cash used in investing activities                    (13,088.1)     (8,487.6)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     7,938.8      10,392.5
 Principal payments on long-term debt                        (6,462.0)     (4,960.4)
 Change in short-term debt, net                               6,687.5       1,548.9
 Cash dividends paid                                                0        (150.0)
 Other                                                           44.2        (114.0)
                                                           ----------    ----------
   Net cash provided by financing activities                  8,208.5       6,717.0
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                     (2.4)         (3.5)
                                                           ----------    ----------
   Net change in cash and cash equivalents                     (363.9)      1,575.7

Cash and cash equivalents, beginning of period                  992.3         295.0
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $    628.4    $  1,870.7
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  2,672.8    $  2,139.2
 Taxes paid                                                     373.7         146.7

Certain amounts for Nine Months 1993 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements


Note 1. Finance Receivables (in millions)

                                               September 30, December 31, September 30,
                                                    1994         1993         1993
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  41,260.1  $  38,609.3  $  37,815.8
Wholesale                                          13,477.5     11,698.5     10,417.3
Diversified                                         2,564.1      2,636.0      2,732.5
Other                                               3,855.8      3,625.9      3,555.9
                                                -----------  -----------  -----------

   Total finance receivables                       61,157.5     56,569.7     54,521.5

Add loan origination costs                            146.0        125.4        134.3

Less
 Unearned income                                   (5,470.2)    (5,263.3)    (5,184.6)
 Allowance for credit losses                         (734.5)      (717.7)      (771.2)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  55,098.8  $  50,714.1  $  48,700.0
                                                ===========  ===========  ===========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Note 2. Debt (in millions)

                                                   September 30, December 31, September 30,
                                                        1994         1993        1993
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  31,152.7  $  24,506.1 $  23,130.8
 Borrowing agreements with
  bank trust departments                                    55.3            0           0
 Other short-term debt*                                  1,000.5      1,001.0     1,348.9
                                                     -----------  ----------- -----------
   Total short-term debt                                32,208.5     25,507.1    24,479.7

 Senior and subordinated
  notes and debentures
  payable within one year                                4,930.7      7,882.6     7,375.4
                                                     -----------  ----------- -----------
   Total payable within
     one year                                           37,139.2     33,389.7    31,855.1
                                                     -----------  ----------- -----------
                            September 30, 1994
                       ----------------------------
                       Weighted Average
                       Interest Rates**  Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Unsecured senior notes
  Notes                      6.83%       1995-2048      30,002.9     25,526.8    24,824.0
  Unamortized discount                                     (46.8)       (46.8)      (46.1)
                                                     -----------  ----------- -----------
   Total unsecured
     senior notes                                       29,956.1     25,480.0    24,777.9
                                                     -----------  ----------- -----------
 Unsecured subordinated
  convertible debentures                                     0.0          0.5         1.9
                                                     -----------  ----------- -----------
   Total payable
   after one year                                       29,956.1     25,480.5    24,779.8
                                                     -----------  ----------- -----------
   Total debt                                        $  67,095.3  $  58,870.2 $  56,634.9
                                                     ===========  =========== ===========


 *  Includes $2.4 million, $150 million, and $500 million with affiliated companies at
   September 30, 1994, December 31, 1993, and September 30, 1993, respectively.

**  Rates were variable on about 26.5% of the debt payable after one year including the effects of interest rate swap agreements.





Note 3.  Dividend

On September 30, 1994, Ford Credit declared a $250 million cash dividend to Ford, payable on October 5, 1994.

                 FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ford Credit Third Quarter 1994 Results of Operations

Ford Credit's consolidated net income for the third quarter of 1994 was $315 million, up $40 million or 15% compared with $275 million in the third quarter of 1993. Income from financing operations was $254 million, up $32 million or 14% from the same period a year ago. Equity in net income of affiliated companies, primarily Ford Holdings, Inc. ("Ford Holdings"), was $61 million compared with $53 million in the same period a year ago.

Compared with results from a year ago, financing profits in the third quarter of 1994 primarily reflected a higher level of earning assets, lower credit losses, and non-recurrence of the effect of the 1993 U.S. tax rate increase, partially offset by lower net interest margins and the non-recurrence of a gain from the sale of receivables. The higher level of earning assets reflected increases in operating leases, retail installment sale receivables, and wholesale financing. Lower credit losses primarily reflected the continuing trend of favorable credit loss experience and lower losses per repossessed unit. The lower net interest margins primarily reflected the effect of higher borrowing costs as well as lower interest rates on finance receivables and operating leases.

Total gross finance receivables and net investment in operating leases at September 30, 1994 were $79.7 billion, up $13.9 billion or 21% from a year earlier. The increase primarily reflected higher levels of operating leases, retail installment sale receivables, and wholesale receivables. Depreciation expense on operating leases in the third quarter of 1994 was $1,039 million, up $317 million or 44% compared with the third quarter of 1993. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned from the increased volume of lease contracts.

During the third quarter of 1994, Ford Credit financed 36.7% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 37.5% in the third quarter of 1993. The decrease primarily resulted from lower levels of retail installment sale financing. Ford Credit provided retail financing for 592,000 new and used vehicles in the United States, up 2% from a year ago. Ford Credit also provided wholesale financing for 83.4% of Ford Motor Company factory sales to U.S. car and truck dealers during the quarter, compared with 82.7% in the same period a year ago.

FORD CREDIT FIRST NINE MONTHS 1994 RESULTS OF OPERATIONS

For the first nine months of 1994, Ford Credit's consolidated net income was $982 million, up $86 million or 10% from $896 million in the first nine months of 1993. Income from financing operations was $816 million, up $60 million or 8% from the same period a year ago. Equity in net income of affiliated companies was $166 million compared with $140 million in 1993. The improvement in financing profits primarily resulted from higher levels of earning assets, lower credit losses, the non-recurrence of the effect of the 1993 U.S. tax rate increase and a one-time gain from the sale of Ford Credit's investment in Manheim Auctions, Inc., partially offset by lower net interest margins, and lower gains from sales of receivables. Depreciation expense in the first nine months of 1994 was $2,784 million, up $879 million or 46% compared with the first nine months of 1993. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned from the increased volume of lease
contracts.   During the first nine months of 1994, Ford Credit provided retail financing for 37.0% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 38.1% in the same period a year ago. Ford Credit provided U.S. retail financing for 1,802,000 new and used vehicles compared with 1,679,000 vehicles in the first nine months of 1993. Ford Credit also provided wholesale financing for 81.7% of Ford Motor Company factory sales to U.S. car and truck dealers during the first nine months of 1994, compared with 81.2% in the same period last year.

Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at September 30, 1994 and at the end of each of the last five years was as follows:

                                               December 31
                       Sept. 30,  ---------------------------------------
                         1994       1993    1992    1991    1990    1989
                       --------   ------- ------- ------- ------- -------
                                               (in millions)

Commercial paper
  & STBA's(a)          $31,208    $24,506 $21,210 $18,232 $23,371 $18,864
Other short-term
  debt(b)                1,000      1,001   1,785   1,642   1,411   1,467

Long-term debt
  (including current
   portion)             34,887     33,363  26,914  28,160  25,903  26,393
                       -------    ------- ------- ------- ------- -------
Total debt             $67,095    $58,870 $49,909 $48,034 $50,685 $46,724
                       =======    ======= ======= ======= ======= =======
                         1994       1994    1993    1992    1991    1990
                       -------    ------- ------- ------- ------- -------
Memo:
  Total support
  facilities            $22.3      $16.9   $13.9   $13.8   $12.7   $12.7
  (billions -- as of
   Sept. 30, 1994 and
   January 1, 1994-1990,
   respectively)


- - - - - -
(a)  Short-term borrowing agreements with bank trust departments
(b) Includes $2 million, $150 million, and $800 million with affiliated companies at September 30, 1994, December 31, 1993, and December 31, 1992, respectively

Support facilities represent additional sources of funds, if required. At September 30, 1994, Ford Credit had approximately $21.1 billion of contractually committed facilities for use in the United States, 76% of which are available through June 1999. These facilities included $18.2 billion of revolving credit agreements with banks (which included $5.9 billion of Ford bank lines that may be used either by Ford or Ford Credit at Ford's option) and $2.9 billion of agreements to sell retail receivables. At September 30, 1994, all of these U.S. facilities were unused. Outside of the United States, an additional $1.2 billion of facilities support borrowing operations in Canada, Australia, and Puerto Rico, of which 84% are contractually committed and available through June 1999. Canadian facilities of $752 million included $190 million of Ford Motor Company of Canada, Limited and Ford Ensite International, Inc. lines which are available to Ford Credit Canada Limited at the option of these two companies. Australian facilities of $446 million included $169 million of Ford Motor Company of Australia Limited lines which are available to Ford Credit Australia Limited at the option of Ford Motor Company of Australia Limited. Ford Motor Credit Company of Puerto Rico, Inc. had $25 million in support facilities at September 30, 1994. Substantially all of these facilities were unused at September 30, 1994.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None to Report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information


                                   INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended September, 1994 and 1993 (in millions except amounts per share):

                                         Third Quarter       First Nine Months
                                         -------------       -----------------
                                         1994     1993         1994     1993
                                         ----     ----         ----     ----
Sales and revenues                     $30,622  $24,498      $94,796  $80,680

Total costs and expenses                28,746   24,018       88,307   77,601
Operating income                         1,876      480        6,489    3,079
Automotive net interest expense            (64)     (87)        (112)    (237)
Automotive equity in net income
 of affiliated companies                    84      133          193      144
Income before income taxes               1,896      526        6,570    2,986
Provision for income taxes                 737       32        2,723    1,070
Minority interests in net income
 of subsidiaries                            35       31          108      106

Net income                             $ 1,124  $   463      $ 3,739  $ 1,810

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                       $  1.04  $  0.40      $  3.50  $  1.62


Income per share
 assuming full dilution                $  0.93  $  0.38      $  3.13  $  1.51

Cash Dividends per share               $  0.225 $  0.20      $  0.65  $  0.60


Share data have been adjusted to reflect the 2-for-1 stock split that became effective June 6, 1994.

THIRD QUARTER 1994 RESULTS OF OPERATIONS - FORD

Overview

Ford Motor Company earned $1,124 million, or $1.04 per share of Common and Class B Stock, in the third quarter of 1994. This compares with $463 million, or $0.40 per share, in the third quarter of 1993. Fully diluted earnings per share were $0.93 in the third quarter of 1994, compared with $0.38 a year ago. Ford's worldwide sales and revenues were $30.6 billion, up $6.1 billion from a year ago. Worldwide factory unit sales of cars and trucks were 1,526,000, up 220,000 units or 17%. Stockholders' equity was $20 billion at September 30, 1994.

In August 1993, the Omnibus Budget Reconciliation Act was enacted in the United States. Ford's results in the third quarter of 1993 were favorably affected by a reduction of $140 million in the provision for income taxes to reflect restatement of deferred tax balances.

On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on Ford's outstanding Common and Class B stock became effective. Earnings per share for prior periods have been restated to reflect the stock split.

Automotive Operations

Ford's worldwide Automotive operations earned $601 million in the third quarter of 1994 on sales of $24.9 billion, compared with earnings of $72 million on sales of $20.1 billion a year ago.

In the U.S., Ford's automotive operations earned $578 million, compared with $333 million a year ago. The improvement reflected higher unit volume (as a result of higher truck sales) and improved margins offset partially by the non-recurrence of the favorable one-time effect in 1993 of tax legislation in the U.S. ($171 million).

In the third quarter of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 14.8 million units compared with 13.9 million in the third quarter of 1993. Ford's car market share was 21.0% in the third quarter of 1994, down 9/10 of a point from a year ago, reflecting primarily lower shares for Tempo and Topaz. Ford's truck share was 31.2%, equal to a year ago. Ford's combined car and truck share was 25.2%, down 5/10 of a point from a year ago.

Outside the U.S., Automotive operations earned $23 million in the third quarter of 1994, compared with a loss of $261 million a year ago.
The improvement reflected primarily higher unit volume in Europe, where Automotive operations (excluding Jaguar) earned $25 million in the third quarter of 1994, compared with a loss of $217 million a year ago.

In the third quarter of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.1 million units, compared with 12.7 million a year ago. Ford's car share was 12.6% in the third quarter of 1994, up 2/10 of a point from a year ago. Ford's truck share was 14.3%, equal to a year ago.

Ford and Volkswagen are conducting a joint study of their Autolatina joint venture, which has operations in Brazil and Argentina. Since it was formed in 1987, the joint venture has been a successful and profitable participant in these volatile markets. Recent industry volume growth in Brazil and Argentina, however, has resulted in somewhat lower Autolatina market shares -- primarily because of capacity limitations and increased competitive actions. The joint study is to determine how best to respond to protect the interests of both Ford and Volkswagen, but no agreement has been reached on a course of action.
It is not known at this time what effect, if any, actions that may result from the joint study will have on Ford's future earnings. Historically, Autolatina has represented a significant portion of Ford's automotive earnings outside the U.S. and Europe.

Financial Services Operations

Ford's Financial Services operations earned $523 million in the third quarter of 1994, compared with $391 million in the third quarter of 1993. The increase resulted primarily from improved results at Ford Credit, Associates First Capital Corporation ("The Associates"), and USL Capital Corporation ("USL Capital"), consolidation of results for The Hertz Corporation ("Hertz"), non-recurrence of losses at Granite Management Corporation (formerly First Nationwide Financial Corporation) ("Granite") and non-recurrence of the one-time unfavorable effect in 1993 of tax legislation in the U.S. ($31 million).

For a discussion of Ford Credit's results of operations in the third quarter of 1994, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit Third Quarter 1994 Results of Operations." In addition, international operations managed by Ford Credit earned $62 million in the third quarter of 1994, compared with $57 million a year ago.

The Associates earned $151 million in the U.S. in the third quarter of 1994, compared with $121 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. In addition, international operations managed by The Associates earned $17 million in the third quarter of 1994, compared with $2 million a year ago.

USL Capital earned $27 million in the third quarter of 1994, compared with $16 million a year ago. The increase reflected higher earning assets and lower operating costs. The American Road Insurance Company ("American Road") earned $14 million in the third quarter of 1994, compared with $27 million in the same period in 1993. The decrease resulted primarily from reduced investment income.

In the first half of 1994, Ford acquired the remaining common stock of Hertz, and Hertz became a wholly-owned subsidiary of Ford. Financial Services results included Hertz earnings of $61 million in the third quarter of 1994. Automotive results included Hertz earnings of $19 million a year ago (reflecting Ford's prior equity interest in Hertz).

On April 14, 1994, an agreement was entered into for the sale of substantially all of the assets of Granite Savings Bank (formerly First Nationwide Bank) to First Madison Bank, referred to in the second through fourth paragraphs on page 11 of Ford Credit's Quarterly Report on Form 10-Q for the period ended March 31, 1994 (the "First Quarter 10-Q Report"). The transaction was completed on September 30, 1994. In the third quarter of 1993, Granite incurred a loss of $7 million.

FIRST NINE MONTHS 1994 RESULTS OF OPERATIONS - FORD

Overview

Ford earned $3,739 million, or $3.50 per share of Common and Class B Stock, in the first nine months of 1994. Results included a charge to net income of $440 million related to the sale of Granite Savings Bank to First Madison Bank (discussed above). In the first nine months of 1993, Ford earned $1,810 million, or $1.62 per share, including the favorable one-time effect ($140 million) of tax legislation in the U.S. Fully diluted earnings per share were $3.13, compared with $1.51 a year ago. Ford's worldwide sales and revenues were $94.8 billion in the first nine months of 1994, up $14.1 billion from a year ago. Worldwide factory unit sales of cars and trucks were 5,001,000, up
488,000 or 11%.

Automotive Operations

Ford's worldwide Automotive operations earned $2,739 million in the first nine months of 1994, compared with $643 million in first nine months of 1993. In the U.S., Ford's Automotive operations earned $2,320 million, compared with $813 million a year ago. The improvement reflected higher unit volume (as a result of higher industry sales) and improved margins.

In the first nine months of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.2 million units, compared with 14 million a year ago. Ford's car share was 21.4% in the first nine months of 1994, down 8/10 of a point from a year ago. The decline from a year ago reflected lower shares for Tempo and Topaz. Ford's truck share was 30.2%, equal to a year ago. Ford's combined car and truck share was 25%, down 3/10 of a point. For the full year, Ford projects U.S. industry sales of about 15.5 million cars and trucks in 1994, compared with 14.2 million units in 1993.

Outside the U.S., Automotive operations earned $419 million in the first nine months of 1994, compared with a loss of $170 million a year ago. The improvement reflected primarily higher unit volume, lower manufacturing costs, and improved margins in Europe. Ford's European Automotive operations (excluding Jaguar) earned $377 million in the first nine months of 1994, compared with a loss of $264 million a year ago.

In the first nine months of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.2 million units, compared with
12.5 million units a year ago. Ford's car share was 12.0%, up 2/10 of a point from a year ago. Ford's truck share was 14.6%, equal to a year ago. For the full year, Ford projects European industry sales of about 13.3 million units in 1994, compared with 12.5 million units in 1993.

Financial Services Operations

Ford's Financial Services operations earned $1,000 million in the first nine months of 1994, compared with $1,167 million in the first nine months of 1993. The decline was more than explained by the charge to net income of $440 million related to the sale of Granite Savings Bank. Higher earnings at Ford Credit, The Associates, USL Capital, and the consolidation of results for Hertz were partial offsets.

For a discussion of Ford Credit's results of operations in the first nine months of 1994, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Nine Months 1994 Results of Operations." International operations managed by Ford Credit earned $175 million in the first nine months of 1994, compared with $154 million a year ago.

The Associates earned $400 million in the U.S. in the first nine months of 1994 compared with $343 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. In addition, international operations managed by The Associates earned $56 million in the first nine months of 1994, compared with $22 million a year ago.

USL Capital's net income in the first nine months of 1994 was $75 million, compared with $53 million a year ago. The increase reflected higher earning assets and lower operating costs. American Road earned $44 million in the first nine months of 1994, compared with $67 million a year ago. The decrease resulted primarily from reduced investment income, partially offset by improved underwriting experience in extended service plans.

Hertz earnings of $88 million in the first nine months of 1994 were included in Financial Services results. Earnings of $22 million a year ago were included in Automotive results (reflecting Ford's prior equity interest).

Granite incurred a loss of $484 million in the first nine months of 1994, including a charge of $440 million related to the sale of Granite Savings Bank. Granite incurred a loss of $42 million in the first nine months of 1993.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations

Cash and marketable securities of Ford's Automotive operations were $13.9 billion at September 30, 1994, up $4.1 billion from December 31, 1993. The amount of cash and marketable securities is expected to decline during the fourth quarter because of normal new-model changeover and launch and higher capital spending (discussed below). Ford paid $869 million in cash dividends on its Common Stock, Class B Stock, and Preferred Stock during the first nine months of 1994.

Automotive capital expenditures were $5.9 billion in the first nine months of 1994, compared with $4.7 billion a year ago. The rate of automotive capital spending is projected to increase during the fourth quarter as a result of increases in both product and non-product spending. The higher product spending reflects a record pace of new-model introductions, while non-product spending reflects efforts to improve efficiency and quality and increase capacity for selected components and vehicles.

Automotive debt at September 30, 1994 totaled $7.2 billion, which was 26% of total capitalization (stockholders' equity and Automotive debt), compared with $7.9 billion, or 33% of total capitalization, at year-end 1993. The decrease in total debt is primarily the result of lower levels of short-term borrowings.

At September 30, 1994, Ford had long-term contractually committed credit agreements in the U.S. under which $5.9 billion is available from various banks at least through June 30, 1999. The entire $5.9 billion may be used, at Ford's option, by either Ford or Ford Credit. As of September 30, 1994, these facilities were unused.

Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.5 billion. These facilities are available in varying amounts from 1994 through 1999; less than 1% was used at September 30, 1994.

Financial Services Operations

Financial Services' cash and investments in securities totaled $8.4 billion at September 30, 1994, down $2.4 billion from December 31, 1993. The decline reflected primarily the reclassification of Granite's net assets to "other assets" as a result of the sale.

Net receivables and lease investments were $124.8 billion at September 30, 1994, up $5.3 billion from December 31, 1993. The increase reflected continued growth in earning assets at Ford Credit and The Associates, offset partially by the reclassification of Granite's net assets.

Total debt was $119.1 billion at September 30, 1994, up $15.1 billion from December 31, 1993. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates, as well as the consolidation of Hertz; the reclassification of Granite's net assets was a partial offset.

At September 30, 1994, Financial Services had approximately $33.3 billion of support facilities available for use in the U.S. (including $5.9 billion of Ford bank lines that may be used by Ford Credit at Ford's option), 98% of which were contractually committed; less than 1% of these facilities were in use at that date. An additional $20.5 billion of support facilities were available outside the U.S., 46% of which were contractually committed; approximately $6.1 billion of these support facilities were in use at September 30, 1994.

LEGAL PROCEEDINGS - FORD

Product Matters

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the fourth paragraph on page 24 of the 10-K Report, on page 14 of the First Quarter 10-Q Report and on page 15 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "Second Quarter 10-Q Report"), the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $929 million at September 30, 1994.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the fifth paragraph on page 24 of the 10-K Report, on page 14 of the First Quarter 10-Q Report and on page 15 of the Second Quarter 10-Q Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1.1 billion at September 30, 1994.

Other Matters

With respect to the private purported class action lawsuits seeking economic damages on behalf of Bronco II owners relating to the alleged propensity of such vehicles to roll over, referred to in the last paragraph on page 25 of the 10-K Report, a settlement has been reached, subject to final court approval.

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index on page 18.

           (b)  Reports on Form 8-K during the quarter ended September 30, 1994:

                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
- --------------        ---------------------   ----------------
August 22, 1994       Item 5 - Other Events         None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ Terrence F. Marrs
November 3, 1994                     --------------------------
                                      Terrence F. Marrs, Controller
                                      (Chief Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at September 30, 1994 and 1993, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended September 30, 1994. These financial statements are the responsibility of the company's management.

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

/s/ Coopers & Lybrand
COOPERS & LYBRAND L.L.P.

Detroit, Michigan
October 26, 1994

                  FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                              EXHIBIT INDEX


Sequential
Designation                   Description                 Method of Filing
- -----------                   ------------                -----------------

12-A                          Calculation of ratio of     Filed with this
                              earnings to fixed charges   Report.
                              of Ford Credit

12-B                          Calculation of ratio of     Filed with this
                              earnings to fixed charges   Report.
                              of Ford.

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              November 3, 1994,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule.    Filed with this
                                                          Report.