Form 10-K
period 1994-12-31
FORD MOTOR CREDIT CO
filed 1995-03-21
CIK 38009

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______ to _______

Commission file number 1-6368
                       ------
                           FORD MOTOR CREDIT COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                38-1612444
        ----------------------               ----------------------------------
       (State of Incorporation)             (I.R.S. employer identification no.)

  The American Road, Dearborn, Michigan                      48121
  --------------------------------------                    --------
 (Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code (313) 322-3000
                                                           -------------
          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                           on which registered
         -------------------                         -----------------------
 6 3/8% Notes due November 5, 2008                   New York Stock Exchange


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No___

      As of February 28, 1995, the registrant had outstanding 250,000 shares of Common Stock.

      THE REGISTRANT MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

ITEM 1. BUSINESS

      The registrant, Ford Motor Credit Company, was incorporated in Delaware in 1959 and is a wholly owned subsidiary of Ford Motor Company (the "Company" or "Ford"). As used herein "Ford Credit" refers to Ford Motor Credit Company and its subsidiaries unless the context otherwise requires.

      Ford Credit provides wholesale financing and capital loans to franchised Ford Motor Company vehicle dealers and other dealers associated with such franchisees and purchases retail installment sale contracts and retail leases from them. Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealers. In addition, a wholly owned subsidiary of Ford Credit provides these financing services in the U.S. to other vehicle dealers. Vehicle financing accounted for 97.9% of the dollar volume of financing done by Ford Credit in 1994 and 97.5% in 1993. More than 84% of all new vehicles financed by Ford Credit are manufactured by Ford or its affiliates. Ford Credit also provides retail financing for used vehicles built by Ford and other manufacturers, which accounted for 19% of the dollar volume of retail vehicle financing done by Ford Credit in both 1994 and 1993. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford, finances certain receivables of Ford and its subsidiaries, and offers diversified financing services which are managed by USL Capital Corporation (formerly United States Leasing International, Inc.) ("USL Capital"), a wholly owned subsidiary of Ford Holdings, Inc. ("Ford Holdings").

      In 1994 and 1993, United States operations, conducted in all 50 states, the District of Columbia and Puerto Rico, accounted for 93.2% and 93.8%, respectively, of the dollar volume of Ford Credit's financing business; Canadian operations accounted for 5.1% and 4.6%, respectively, of such volume in these periods. The balance was in Australia and Japan. In addition, Ford Credit manages the vehicle financing operations of Ford in other foreign countries which are conducted through other subsidiaries of Ford.

      Ford Credit manages the insurance business of The American Road Insurance Company ("American Road"), a wholly owned subsidiary of Ford Holdings. Ford Credit is a significant equity participant in Ford Holdings whose primary activities consist of consumer and commercial financing operations, insurance underwriting and equipment leasing.

      The business of Ford Credit is substantially dependent upon Ford Motor Company. See "Vehicle Financing" and "Borrowings and Other Sources of Funds" under the caption "Business of Ford Credit". Also see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations". Any protracted reduction or suspension of Ford's production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, adverse publicity, or other event, could have a substantial adverse effect on Ford Credit. For additional information concerning Ford's results of operations, see Ford Motor Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission and for additional information concerning the business of Ford Holdings, see Ford Holdings' Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

      The mailing address of Ford Credit's executive offices is The American Road, Dearborn, Michigan 48121. The telephone number of such offices is (313) 322-3000.

                              SEGMENT INFORMATION

      Segment information called for by Item 1 is set forth in Note 15 of Notes to Financial Statements and is incorporated herein by reference.

                            BUSINESS OF FORD CREDIT

      Ford Credit accounts for its financing business in four categories -- retail (which consists of vehicle installment sale financing and vehicle lease financing), wholesale, diversified and other. Total gross finance receivables and net investment in operating leases outstanding in these four categories were as follows at the end of the years indicated:

                                              1994         1993         1992          1991          1990
                                              ----         ----         ----          ----          ----
                                                                      (IN MILLIONS)
Retail* . . . . . . . . . . . . . . .      $60,560.5    $51,210.2    $43,347.9     $37,647.5     $38,660.8
Wholesale . . . . . . . . . . . . . .       15,252.9     11,698.5     10,056.9      11,465.7      12,721.9
Diversified . . . . . . . . . . . . .        2,738.2      2,626.0      2,949.0       4,335.0       4,814.9
Other . . . . . . . . . . . . . . . .        4,263.8      3,681.0      3,376.2       3,441.1       6,405.1
                                           ---------    ---------    ---------     ---------     ---------
 Total  . . . . . . . . . . . . . . .      $82,815.4    $69,215.7    $59,730.0     $56,889.3     $62,602.7
                                           =========    =========    =========     =========     =========

__________
*Includes net investment in operating leases.

    Dollar volume of financing by Ford Credit was as follows during the years indicated:


                                              1994         1993          1992         1991          1990
                                              ----         ----          ----         ----          ----
                                                                     (IN MILLIONS)
Retail* . . . . . . . . . . . . . . .     $ 45,402.5      $40,265.9    $32,302.0     $26,271.7     $25,813.1
Wholesale . . . . . . . . . . . . . .      107,253.0       86,776.8     65,772.9      65,146.6      52,553.2
Diversified . . . . . . . . . . . . .          577.7           73.5         63.0         206.0         614.8
Other . . . . . . . . . . . . . . . .        1,882.7        1,578.3      1,457.1       1,137.8       3,134.9
                                          ----------     ----------    ---------     ---------     ---------
 Total  . . . . . . . . . . . . . . .     $155,115.9     $128,694.5    $99,595.0     $92,762.1     $82,116.0
                                          ==========     ==========    =========     =========     =========

__________
* Includes operating lease volume.

VEHICLE FINANCING

    RETAIL. Retail financing consists primarily of installment sale financing and retail lease financing of vehicles and loans to vehicle leasing companies, most of which are affiliated with franchised Ford Motor Company dealers. The number of installment sale and lease vehicles financed by Ford Credit was as follows during the years indicated:

                                              1994          1993        1992          1991          1990
                                              ----          ----        ----          ----          ----
                                                                  (IN THOUSANDS)
New . . . . . . . . . . . . . . . . .        1,899         1,799       1,525         1,271         1,302
Used  . . . . . . . . . . . . . . . .          690           625         524           441           365
                                             -----         -----       -----         -----         -----
    Total . . . . . . . . . . . . . .        2,589         2,424       2,049         1,712         1,667
                                             =====         =====       =====         =====         =====

     The levels of Ford Credit's retail financing volume and outstanding receivables and lease investments are dependent on several factors, including new and used vehicle sales and leases, Ford Credit's share of those vehicle sales and leases and the average cost of vehicles financed. See "Competition in Vehicle Financing". In addition, receivables levels will vary depending on sales of receivables.

     Installment sale financing consists principally of purchasing and servicing installment sale contracts covering sales of new and used vehicles by vehicle dealers to retail customers. The purchase price paid by Ford Credit to the dealer for an installment sale contract generally is the amount financed. In addition, a portion of the finance charge is paid or credited to the dealer. Ford Credit requires a retail customer to carry fire, theft and collision insurance on the vehicle. For 1994 in the U.S., the average repayment obligation for new vehicles covered by installment sale contracts purchased by Ford Credit was $18,319. The corresponding average monthly payment was $365 and the average original term was 53 months.

     Retail lease financing consists principally of purchasing and servicing lease contracts covering new and used vehicles leased to retail customers by vehicle dealers. In recent years, vehicle leasing has increased in popularity by offering the retail customer a lower initial cash outlay for the vehicle and lower monthly payments when compared with conventional installment sale financing. Since 1990, retail lease financing has become a larger percentage of Ford Credit's total retail financing dollar volume, increasing from 15% in 1990 to 32% in 1994. The number of new and used vehicles for which Ford Credit provided retail lease financing increased from approximately 186,000 units in 1990 to approximately 754,000 units in 1994.

     The amount paid by Ford Credit to the dealer for the vehicle and lease (the "acquisition cost") represents a negotiated amount agreed to between the dealer and the customer, less any trade-in or downpayment. The monthly lease payment equals the acquisition cost of the vehicle less the residual value of the vehicle established by Ford Credit, amortized over the lease term, plus the lease charge. A retail lessee is required to carry fire, theft, collision and liability insurance. The acquisition cost to Ford Credit of the vehicle, less the residual value, is depreciated on a straight line basis over the life of the lease. Residual values are determined by Ford Credit after analyzing residual values published by the Automotive Lease Guide and Ford Credit's own historical experience in the used car market. In addition, joint marketing programs with Ford's vehicle divisions can affect established residual values. At lease termination, Ford Credit either sells the vehicle to the dealer for the established residual value or sells the vehicle at auction for the market price.

     Retail lease terms range from 12 to 60 months with 24 month and 36 month terms being by far the most popular. The average monthly payment and the average original term of U.S. retail lease contracts purchased by Ford Credit in 1994 were $359 and 28 months compared with $370 and 29 months in 1993.

     The average original term of the lease financing extended to leasing companies and daily rental companies by Ford Credit in 1994 was 38 months and 16 months, respectively. Financing charges in connection with such lease financing generally are fixed, or floating based on short-term interest rates in effect at the time the financing is extended. These rates may be supplemented by payments from Ford whenever the rate payable is less than the specified minimum rate agreed upon between Ford Credit and Ford. At December 31, 1994, 11 leasing companies and daily rental companies each accounted for more than $10 million of such lease financing, three of which accounted for $681.7 million, $98.3 million and $48.3 million of such lease financing, respectively.

     WHOLESALE. Wholesale financing consists principally of loans, under approved lines of credit, to dealers to assist them in carrying inventories of new vehicles. Ford Credit generally finances 100% of the wholesale price. Vehicles are insured against fire, theft and other risks under policies issued to Ford Credit by American Road. Ford Credit's United States car and truck wholesale receivables that liquidated were outstanding an average of about 68 days in 1994 and 68 days in 1993.

     The levels of Ford Credit's wholesale financing volume and outstanding wholesale receivables are dependent on several factors, including sales by Ford to dealers, the level of dealer inventories, Ford Credit's share of Ford's sales to dealers, vehicle prices and sales of wholesale receivables.

     COMPETITION IN VEHICLE FINANCING. The vehicle financing business is highly competitive, particularly in the case of retail financing. Ford Credit's principal competitors for retail installment sale financing have been banks and credit unions. Banks and other leasing companies are Ford Credit's principal competitors for wholesale financing and lease financing.

     Ford Credit financed the following percentages of new Ford and Lincoln-Mercury cars and trucks sold or leased at retail and sold at wholesale in the United States during each of the years indicated:


                                  1994         1993        1992          1991           1990
                                  ----         ----        ----          ----           ----
Retail* . . . . . . . .           36.6         38.5%       37.7%         35.2%          31.4%
Wholesale . . . . . . .           81.5         81.4        77.6          74.9           71.0

__________________________
* As a percentage of total sales and leases, including cash sales

DIVERSIFIED FINANCING

     Diversified finance receivables consist primarily of leases and loans secured by transportation equipment and facilities, some of which represent tax-exempt financing for state and local governments, energy related equipment and other equipment, real estate loans collateralized by first and second mortgages on improved property and privately negotiated investments in preferred stock. Most diversified finance receivables represent transactions in an original amount in excess of $1 million each. Because of the relatively large size of individual diversified financing transactions, any individual loss arising out of such transactions could be substantial. Diversified finance receivables generally are intermediate-term; at December 31, 1994 approximately 22.4% of the outstanding receivables were scheduled to mature within five years. At December 31, 1994 diversified finance receivables outstanding represented 3.2% of Ford Credit's total gross finance receivables and net investment in operating leases.

OTHER FINANCING ACTIVITIES

     Ford Credit makes capital loans to vehicle dealers for facilities expansion and working capital and to enable them to purchase dealership real estate. Such loans totaled $1,951.3 million at December 31, 1994. From time to time, Ford Credit purchases accounts receivable of certain divisions and affiliates of Ford. The amount of such receivables as of the end of each month during 1994 fluctuated between $1,091.2 million and $1,376.4 million. At December 31, 1994, such receivables totaled $1,218.5 million, all of which represent accounts receivable purchased by Ford Credit from Ford pursuant to agreements under which Ford Credit may purchase such receivables. In addition to the foregoing receivables, Ford Credit held $1,094.0 million of other finance receivables at December 31, 1994.

CREDIT LOSS EXPERIENCE

     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories of financing during the years indicated:


                                              1994         1993         1992          1991          1990
                                              ----         ----         ----          ----          ----
                                                               (DOLLAR AMOUNTS IN MILLIONS)
Net losses/(recoveries)
    Retail* . . . . . . . . . . . . .       $220.2       $212.8       $298.2        $442.4        $495.2
    Wholesale . . . . . . . . . . . .          1.3         (3.5)        14.5          40.2          29.7
    Diversified . . . . . . . . . . .          1.8         14.1         23.4          24.4          14.3
    Other . . . . . . . . . . . . . .          5.4          5.0          6.5          21.9          33.2
                                            ------       ------       ------        ------        ------
                                            $228.7       $228.4       $342.6        $528.9        $572.4
                                            ======       ======       ======        ======        ======
- ----------------
*Includes net losses on operating leases

Net losses as a percent of average receivables
    Retail* . . . . . . . . . . . . . . .     0.38%        0.46%       0.75%          1.18%        1.26%
    Total finance receivables*  . . . . .     0.30         0.35        0.60           0.92         0.94
Provision for credit losses . . . . . . .   $246.5       $270.2      $418.0         $577.9       $655.9
Allowance for credit losses . . . . . . .    915.5        915.5       915.5          825.4        894.9
    As percent of net receivables*  . . .     1.18%        1.42%       1.66%          1.60%        1.59%

________________________
* Includes net investment in operating leases


     Allowances for estimated credit losses are established as required based on historical experience. Other factors that affect collectibility also are evaluated and additional allowances may be provided. The provision for credit losses generally varies with changes in the amount of loss exposure and the absolute level of financing. Ford Credit's retail loss experience is dependent upon the number of repossessions, the unpaid balance outstanding at the time of repossession, and the resale value of repossessed vehicles. Wholesale losses generally reflect the financial condition of dealers. For additional information regarding credit losses, see Notes 1 and 6 of Notes to Financial Statements.

SECURITY

     Ford Credit generally either holds security interests in or is the title owner of the vehicles which it finances or leases and generally is able to repossess a vehicle in the event of a default. The right to repossess under a security interest securing wholesale obligations generally is ineffectual, as a matter of law, against a retail buyer of a vehicle from a dealer. Under the wholesale installment sale plan, dealers are permitted to delay payment of up to 10% of a vehicle's financed balance for up to 60 days after the dealer sells the vehicle. A portion of such delayed payments may, under certain circumstances, be unsecured. Obligations arising from lease financing extended to leasing companies are collateralized to the extent practicable by assignments of rentals under the related leases and, in almost all instances, by liens on the vehicles (which liens are not perfected against third parties in some cases). Diversified finance receivables generally consist of leases and financings of personal property or real estate in which Ford Credit has ownership or security interests.

BORROWINGS AND OTHER SOURCES OF FUNDS

     Ford Credit relies heavily on its ability to raise substantial amounts of funds. These funds are obtained primarily by sales of commercial paper and issuance of term debt. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions, interest supplements and other support costs from Ford for vehicles financed and leased by Ford Credit under Ford sponsored special financing and leasing programs, and dividend payments, and the timing of payments for the financing of dealers' wholesale inventories and for income taxes. Ford Credit's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for, and financial condition of, Ford, and the nature and availability of support facilities, such as revolving credit and receivables sales agreements. In addition, Ford Credit from time to time sells its receivables in public offerings or private placements. For additional information regarding Ford Credit's association with Ford, see "Certain Transactions with Ford and Affiliates".

     Ford Credit's outstanding debt at the end of each of the last five years was as follows:

                                             1994          1993         1992          1991          1990
                                             ----          ----         ----          ----          ----
                                                                     (IN MILLIONS)
Commercial paper
    and STBAs(a)  . . . . . . . . . .     $33,300       $24,506      $21,210       $18,232       $23,371
Other short-term debt(b)  . . . . . .       1,065         1,001        1,785         1,642         1,411
Long-term debt (including current
    portion)  . . . . . . . . . . . .      36,075        33,292       26,961        28,455        26,209
                                          -------       -------      -------       -------       -------
    Total debt  . . . . . . . . . . .     $70,440       $58,799      $49,956       $48,329       $50,991
                                          =======       =======      =======       =======       =======

Memo:

                                             1995          1994         1993          1992          1991
                                             ----          ----         ----          ----          ----
Total support facilities
    (billions) as of January 1,
    1995-1991, respectively . . . . .    $  22.3         $  16.9      $13.9         $13.8         $12.7

__________
(a)  Short-term borrowing agreements with bank trust departments
(b) Includes $150 million and $800 million with an affiliated company at December 31, 1993 and December 31, 1992, respectively


     Outstanding commercial paper totaled $33.2 billion at December 31, 1994, up $8.7 billion from a year earlier. In 1994, long-term debt placements were $10.7 billion compared with maturities and early redemptions of $8.0 billion. Long-term debt placements in 1993 were $12.9 billion. In 1994, Ford Credit also received $3.1 billion from sales of receivables compared with $2.5 billion in 1993.

     Support facilities represent additional sources of funds, if required. At January 1, 1995, Ford Credit had approximately $21.1 billion of contractually committed facilities for use in the United States, with various maturity dates through June 1999. These facilities included $18.2 billion of revolving credit agreements with banks (which included $5.9 billion of Ford bank lines that may be used either by Ford or Ford Credit at Ford's option) and $2.9 billion of agreements to sell retail receivables. At January 1, 1995, all of these U.S. facilities were unused.

     Outside of the United States, an additional $1.2 billion of contractually committed facilities, with various maturity dates through June 1999, support borrowing operations in Canada, Australia and Puerto Rico. Canadian facilities of $717 million included $181 million of Ford Motor Company of Canada Limited and Ford Ensite International Inc. lines which are available to Ford Credit Canada Limited at the option of these two companies. Australian facilities of $453 million include $177 million of Ford Motor Company of Australia Limited lines which are available to Ford Credit Australia Limited at the option of Ford Motor Company of Australia Limited. Ford Motor Credit Company of Puerto Rico, Inc. had $25 million in support facilities at January 1, 1995. Substantially all of these facilities were unused at January 1, 1995.

                                 FORD HOLDINGS

     Ford Holdings was incorporated on September 1, 1989 for the principal purpose of acquiring, owning and managing certain assets of Ford. Ford Credit owns 45% of the common stock of Ford Holdings representing 33.8% of the voting power of all classes of capital stock and Ford owns the remaining common stock representing 41.2% of the voting power of all classes of capital stock. The balance of the capital stock, consisting of preferred stock is held by persons other than Ford or Ford Credit and accounts for the remaining 25% of the total voting power. Ford Holdings' primary activities consist of consumer and commercial financing operations, insurance underwriting and equipment leasing through its wholly owned subsidiaries, Associates First Capital Corporation ("The Associates"), American Road and USL Capital. Ford Credit accounts for its investment in Ford Holdings common stock using the equity method of accounting. For further information regarding Ford Holdings, see Notes 1 and 3 of Notes to Financial Statements. See "Financial Review of Ford Motor Company Results - 1994 Results of Operations - Financial Services Operations" and "Liquidity and Capital Resources - Financial Services Operations" for a discussion of 1994 results of operations and liquidity and capital resources, respectively, of The Associates, American Road and USL Capital.

ASSOCIATES FIRST CAPITAL CORPORATION

     The Associates conducts its operations primarily through its principal operating subsidiary, Associates Corporation of North America. The Associates' primary business activities are consumer finance, commercial finance and insurance underwriting. The consumer finance operation is engaged in making and investing in residential real estate-secured loans to individuals, making secured and unsecured installment loans to individuals, purchasing consumer retail installment obligations, investing in credit card receivables, financing manufactured housing purchases and providing other consumer financial services. The commercial finance operation is principally engaged in financing sales of transportation and industrial equipment and leasing, and providing other financial services, including automobile club and relocation services. The insurance operation is engaged in underwriting credit life, credit accident and health, property, casualty and accidental death and dismemberment insurance, principally for customers of the finance operations of The Associates.

     The Associates' finance receivables were as follows at the dates indicated (in millions):

                                                                       December 31,
                                                                -------------------------
                                                                   1994            1993
                                                                ---------       ---------
Consumer finance
  Residential real estate-secured receivables                     $12,003         $10,626
  Direct installment and credit card receivables                    7,200           6,060
  Manufactured housing and other
   installment receivables                                          4,864           3,810
                                                                  -------         -------
        Total consumer finance receivables                         24,067          20,496
Commercial finance
  Heavy-duty truck receivables                                      5,001           4,334
  Other industrial equipment receivables                            5,877           4,743
                                                                  -------         -------
        Total commercial finance receivables                       10,878           9,077
                                                                  -------         -------
Gross receivables                                                  34,945          29,573
Unearned finance income                                            (3,769)         (3,208)
                                                                  -------         -------
Net finance receivables                                           $31,176         $26,365
                                                                  =======         =======

Allowance for losses on finance receivables                       $   944         $   809

     Credit loss experience, net of recoveries, of The Associates' finance business was as follows for the years indicated (dollar amounts in millions):

                                                 Years Ended or at December 31,
                                                 ------------------------------
                                                  1994        1993        1992
                                                 ------      ------      ------
     NET CREDIT LOSSES
       Consumer finance
        Amount                                   $ 456       $ 372       $ 383
        % of average net receivables              2.33%       2.19%       2.64%
        % of receivables liquidated               3.09        3.41        4.57
       Commercial finance
        Amount                                   $   8       $  22       $  42
        % of average net receivables               .09%        .30%        .64%
        % of receivables liquidated                .08         .26         .61
       Total net credit losses
        Amount                                   $ 464       $ 394       $ 425
        % of average net receivables              1.62%       1.61%       2.02%
        % of receivables liquidated               1.84        2.03        2.80
     ALLOWANCE FOR LOSSES
       Balance at end of period                  $ 944       $ 809       $ 699
        % of net receivables                      3.03%       3.07%       3.06%

     The following table shows total gross balances contractually delinquent sixty days and more by type of business at the dates indicated (dollar amounts in millions):

                        Consumer Finance     Commercial Finance           Total
                      -------------------   --------------------   -------------------

                      Balances Delinquent   Balances Delinquent    Balances Delinquent
                       60 Days and More       60 Days and More       60 Days and More
                      -------------------   --------------------   -------------------
                      Gross       % of      Gross       % of       Gross       % of
                      Amount  Outstandings  Amount  Outstandings   Amount Outstandings
                      ------  ------------  ------  ------------   ------ ------------
At December 31,
      1994             $443      1.84%       $31        .28%        $474     1.36%
      1993              363      1.77         48        .53          411     1.39

     An analysis of The Associates' allowance for losses on finance receivables is as follows for the years indicated (in millions):

                                                 1994          1993         1992
                                                ------       -------      -------
   Beginning balance                             $ 809         $ 699        $ 591
     Additions                                     577           477          513
     Recoveries                                    101            88           72
     Losses                                       (565)         (482)        (497)
     Other adjustments, primarily
       reserves of acquired businesses              22            27           20
                                                  ----          ----         ----
   Ending balance                                $ 944         $ 809        $ 699
                                                  ====          ====         ====

THE AMERICAN ROAD INSURANCE COMPANY

     American Road was incorporated as a wholly owned subsidiary of Ford
Credit in 1959 and was transferred to Ford Holdings in 1989. The operations of American Road consist primarily of underwriting floor plan insurance related to substantially all new vehicle inventories of dealers financed at wholesale by Ford Credit in the United States and Canada, credit life and disability insurance in connection with retail vehicle financing, and insurance related to retail contracts sold by automobile dealers to cover vehicle repairs. In addition, Ford Life Insurance Company ("Ford Life"), a wholly owned subsidiary of American Road, offers deferred annuities which are sold primarily through banks and brokerage firms. The obligations of Ford Life, including annuities, are guaranteed by American Road. In addition, American Road has agreed to maintain Ford Life's surplus and capital at levels necessary to meet applicable insurance regulations.

     The following table summarizes the revenues and net income of American Road (in millions):

              Premiums     Investment      Annuities and                   Net
               Earned        Income         Other Income      Total      Income
               ------        ------         ------------      -----      ------
    1994       $376          $ 41              $159           $576        $ 58(a)
    1993        465           141               130            736          79
    1992        519           175                42            736          63(b)
    1991        706           211                 2            919         126
    1990        764           149                 4            917         103

- ------------
(a) Includes an increase of $26 million for nonrecurring recovery of income taxes in 1994 from prior years.
(b) Includes an increase of $16 million resulting from the cumulative effect of adopting new accounting rules on income taxes.

The detail of premiums earned by American Road was as follows (in millions):

                                   1994     1993     1992     1991     1990
                                   ----     ----     ----     ----     ----
     Extended service contracts    $148     $211     $217     $318     $355
     Physical damage                119      139      176      227      228
     Credit life and disability     109      115      126      161      181
                                   ----     ----     ----     ----     ----
          Total                    $376     $465     $519     $706     $764
                                   ====     ====     ====     ====     ====

USL Capital Corporation

     USL Capital, a diversified commercial leasing and financing organization, originally incorporated in 1956, was acquired by Ford in 1987 and was transferred to Ford Holdings in 1989. The primary operations of USL Capital include the leasing, financing, and management of office, manufacturing and other general-purpose business equipment; commercial fleets of automobiles, vans, and trucks; large-balance transportation equipment (principally commercial aircraft, rail, and marine equipment); industrial and energy facilities; and essential-use equipment for state and local governments. It also provides intermediate-term, first-mortgage loans on commercial properties and invests in corporate preferred stock and senior and subordinated debt instruments. Certain of these financing transactions are carried on the books of Ford affiliates.

     The following table sets forth certain information regarding USL Capital's earning assets, credit losses, and delinquent accounts at the dates indicated (dollar amounts in millions):

                                                                          December 31,
                                                                 --------------------------------
                                                                   1994       1993         1992
                                                                 --------   --------     --------
   Total earning assets
     Investments in finance leases - net                          $2,435     $2,364       $2,075
     Investments in operating leases - net                           712        695          558
     Investments in leveraged leases - net                           266        191            4
     Notes receivable                                                825        721          502
     Investment in securities                                        700        563          329
     Inventory held for sale or lease                                 87         55           97
     Investments in associated companies                              18         18           20
                                                                  ------     ------       ------
         Total                                                    $5,043     $4,607       $3,585
                                                                  ======     ======       ======

   Allowance for doubtful accounts
     Beginning balance                                            $   55     $   40       $   30
     Additions                                                         8         25           19
     Deductions                                                       (5)       (10)          (9)
                                                                 -------     ------       ------
         Ending balance                                           $   58     $   55       $   40
                                                                 =======     ======       ======

   Allowance for doubtful accounts
     as a percent of earning assets                                  1.2%       1.2%         1.1%

   Total balance over 90 days past due
     at year end                                                  $   37     $   44       $   49
   Percent of earning assets                                         0.7%       1.0%         1.4%

                         FORD CREDIT EMPLOYEE RELATIONS

     At December 31, 1994, Ford Credit and its subsidiaries had 9,399 employees. All such employees are salaried, and none is represented by a union. Ford Credit considers its employee relations to be satisfactory.

                      FORD CREDIT GOVERNMENTAL REGULATIONS

     Various aspects of Ford Credit's financing operations are regulated under both Federal and state law. Various states require licenses to conduct retail financing. Interest rates, particularly those with respect to consumer financing, generally are limited by state law and, in periods of high interest rates, these limitations can have a substantial adverse effect on operations in certain states if Ford Credit is unable to pass on its increased interest costs to its customers.

     During the past several years, legislative, judicial, and administrative authorities have evidenced a growing concern for the protection of the interest of consumers, especially in connection with consumer financing transactions. As a result, significant changes have been made in the methods by which Ford Credit and the financing industry conduct business, and many proposals have been made which would require further changes. None of the changes to date has had a substantial adverse effect on the operations of Ford Credit.


                 CERTAIN TRANSACTIONS WITH FORD AND AFFILIATES

     For information concerning transactions between Ford Credit and Ford or affiliates, see Note 12 of Notes to Financial Statements, "Business of Ford Credit - Other Financing Activities", "Business of Ford Credit - Borrowings and Other Sources of Funds" and Item 6 - "Selected Financial Data--Selected Income Statement Data." The profit maintenance agreement referred to in the first paragraph of Note 12 of Notes to Financial Statements, under which Ford has agreed to maintain the income of Ford Credit at certain minimum levels, expires at the end of 1998.

                                BUSINESS OF FORD

     Ford was incorporated in Delaware in 1919 and acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce automobiles designed and engineered by Henry Ford. Ford is the second-largest producer of cars and trucks in the world, and ranks among the largest providers of financial services in the United States.

GENERAL

     The Company's two principal business segments are Automotive and Financial Services. The activities of the Automotive segment consist of the manufacture, assembly and sale of cars and trucks and related parts and accessories. Substantially all of Ford's automotive products are marketed through retail dealerships, most of which are privately owned and financed.

     The Financial Services segment is comprised of the following direct subsidiaries, the activities of which include financing operations, vehicle and equipment leasing and insurance operations: Ford Credit, Ford Credit Europe plc ("Ford Credit Europe"), Ford Holdings, The Hertz Corporation ("Hertz") and Granite Management Corporation (formerly First Nationwide Financial
Corporation) ("Granite"). Ford Holdings is a holding company that owns primarily The Associates, USL Capital and American Road. In addition, there are a number of international affiliates not listed above that are consolidated in the total Financial Services results, but are managed by either Ford Credit (which manages Ford Credit Europe, as well as other international affiliates), The Associates or USL Capital.

AUTOMOTIVE OPERATIONS

     The worldwide automotive industry is affected significantly by a number of factors over which the industry has little control, including general economic conditions.

     In the United States, the automotive industry is a highly-competitive, cyclical business characterized by a wide variety of product offerings. The level of industry demand (retail deliveries of cars and trucks) can vary substantially from year to year and, in any year, is dependent to a large extent on general economic conditions, the cost of purchasing and operating cars and trucks and the availability and cost of credit and of fuel, and reflects the fact that cars and trucks are durable items, the replacement of which can be postponed.

     The automotive industry outside of the United States consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their respective countries of origin. Most of the factors that affect the U.S. automotive industry and its sales volumes and profitability are equally relevant outside the United States.

     The worldwide automotive industry also is affected significantly by a substantial amount of government regulation. In the United States and Europe, for example, government regulation has arisen primarily out of concern for the environment, for greater vehicle safety and for improved fuel economy. Many governments also regulate local content and/or impose import requirements as a means of creating jobs, protecting domestic producers or influencing their balance of payments.

     Unit sales of Ford vehicles vary with the level of total industry demand and Ford's share of industry sales. Ford's share is influenced by the quality, price, design, driveability, safety, reliability, economy and utility of its products compared with those offered by other manufacturers, as well as by the timing of new model introductions and capacity limitations. Ford's ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can affect Ford's sales and earnings significantly.

     The profitability of vehicle sales is affected by many factors, including unit sales volume, the mix of vehicles and options sold, the level of "incentives" (price discounts) and other marketing costs, the costs for customer warranty claims and other customer satisfaction actions, the costs for government-mandated safety, emission and fuel economy technology and equipment, the ability to control costs and the ability to recover cost increases through higher prices. Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs which can result in large changes in earnings with relatively small changes in unit volume.

     Ford has operations in over 30 countries and sells vehicles in over 200 markets. These businesses frequently have foreign currency exposures when they buy, sell, and finance in currencies other than their local currencies. Ford's primary foreign currency exposures, in terms of revenue and income, are in the German Mark, Japanese Yen, Italian Lira and French Franc. The effect of changes in exchange rates on income depends largely on the relationship between revenues and costs incurred in the local currency versus other currencies. Historically, the effect of changes in exchange rates on Ford's earnings generally has been small relative to other factors that also affect earnings (such as unit sales).


United States

     Sales Data. The following table shows U.S. industry demand for the years indicated:

                                                 U.S. Industry Retail Deliveries
                                                       (millions of units)
                                              ------------------------------------
                                                     Years Ended December 31
                                              ------------------------------------
                                              1994    1993    1992    1991    1990
                                              ----    ----    -----   ----    ----
Cars........................................   9.0     8.5     8.2     8.2     9.3
Trucks......................................   6.4     5.7     4.9     4.3     4.8
                                              ----    ----    ----    ----    ----
Total.......................................  15.4    14.2    13.1    12.5    14.1
                                              ====    ====    ====    ====    ====


     Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact van/utility, full-size pickup, full-size van/utility and medium/heavy segments. The large and luxury car segments and the compact van/utility, full-size pickup and full-size van/utility truck segments include the industry's most profitable vehicle lines. The following tables show the proportion of retail car and truck sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:



                                        U.S. Industry Car Sales by Segment
                                    ------------------------------------------
                                           Years Ended December 31
                                    ------------------------------------------
                                     1994    1993     1992      1991     1990
                                     ----    ----     ----      ----     ----
Small...........................     31.5%   28.8%    29.3%     29.0%    28.9%
Middle..........................     48.9    52.1     51.7      51.4     51.8
Large...........................      8.2     8.5      9.2       9.6      9.1
Luxury..........................     11.4    10.6      9.8      10.0     10.2
                                    -----   -----    -----     -----    -----
Total U.S. Industry Car Sales...    100.0%  100.0%   100.0%    100.0%   100.0%
                                    =====   =====    =====     =====    =====

                                         Ford Car Sales by Segment in U.S.
                                    ------------------------------------------
                                           Years Ended December 31
                                    ------------------------------------------
                                     1994    1993     1992      1991     1990
                                     ----    ----     ----      ----     ----
Small...........................     35.0%   29.0%    26.6%     31.2%    31.1%
Middle..........................     45.3    51.7     53.4      47.3     44.8
Large...........................     10.3     9.9     10.5      10.1     11.2
Luxury..........................      9.4     9.4      9.5      11.4     12.9
                                    -----   -----    -----     -----    -----
Total Ford U.S. Car Sales.......    100.0%  100.0%   100.0%    100.0%   100.0%
                                    =====   =====    =====     =====    =====

      As shown in the first table above, the percentages of industry sales in the various car segments have remained relatively stable since 1990. As shown in the second table above, Ford's proportion of sales in 1994 has increased in the small segment and decreased in the middle segment, reflecting lower sales of Tempo and Topaz models, which were discontinued in 1994.

                                     U.S. Industry Truck Sales by Segment
                                 ------------------------------------------
                                           Years Ended December 31
                                 ------------------------------------------
                                  1994    1993     1992      1991     1990
                                  ----    ----     ----      ----     ----
Compact pickup..................  18.5%   18.9%    20.8%     22.4%    22.9%
Compact van/utility.............  40.4    41.1     40.1      38.8     34.7
Full-Size pickup................  26.3    24.8     24.2      25.1     26.0
Full-Size van/utility...........   9.9    10.6     10.6       9.4     11.4
Medium/Heavy....................   4.9     4.6      4.3       4.3      5.0
                                 -----   -----    -----     -----    -----
Total U.S. Industry Truck Sales. 100.0%  100.0%   100.0%    100.0%   100.0%
                                 =====   =====    =====     =====    =====


                                      Ford Truck Sales by Segment in U.S.
                                  ------------------------------------------
                                            Years Ended December 31
                                  ------------------------------------------
                                  1994    1993     1992      1991     1990
                                  ----    ----     ----      ----     ----
Compact pickup..................  17.8%   19.7%    17.0%     18.5%    19.8%
Compact van/utility.............  33.5    32.6     33.5      31.5     25.3
Full-Size pickup................  33.4    32.6     33.6      35.8     36.8
Full-Size van/utility...........  12.5    12.4     13.1      11.7     14.9
Medium/Heavy....................   2.8     2.7      2.8       2.5      3.2
                                 -----   -----    -----     -----    -----
Total Ford U.S. Truck Sales..... 100.0%  100.0%   100.0%    100.0%   100.0%
                                 =====   =====    =====     =====    =====

     As shown in the tables above, for both the industry and Ford, the compact van/utility segment has grown significantly since 1990, while the full-size segments (pickups and van/utility) have declined slightly as a percentage of total truck sales.

     Market Share Data. The following tables show changes in car and truck market shares of United States and foreign-based manufacturers for the years indicated:

                                                        U.S. Car Market Shares*
                                               ---------------------------------------------
                                                        Years Ended December 31
                                               ---------------------------------------------
                                               1994    1993       1992      1991        1990
                                               ----    ----       ----      ----        ----
U.S. Manufacturers (Including Imports)
  Ford........................                21.8%    22.3%      21.8%     20.1%      21.1%
  General Motors..............                34.0     34.1       34.6      35.6       35.6
  Chrysler....................                 9.0      9.8        8.3       8.6        9.2
                                             -----    -----      -----     -----      -----
    Total U.S. Manufacturers..                64.8     66.2       64.7      64.3       65.9
Foreign-Based Manufacturers**
  Japanese....................                29.6     29.1       30.1      30.2       27.9
  All Other...................                 5.6      4.7        5.2       5.5        6.2
                                             -----    -----      -----     -----      -----
    Total Foreign-Based
    Manufacturer                              35.2     33.8       35.3      35.7       34.1
                                             -----    -----      -----     -----      -----
  Total U.S. Car Retail Deliveries..         100.0%   100.0%     100.0%    100.0%     100.0%
                                             =====    =====      =====     =====      =====



                                                     U.S. Truck Market Shares*
                                               ---------------------------------------------
                                                        Years Ended December 31
                                               ---------------------------------------------
                                               1994    1993       1992      1991        1990
                                               ----    ----       ----      ----        ----
U.S. Manufacturers (Including Imports)
  Ford........................                30.1%    30.5%      29.7%     28.9%      29.3%
  General Motors..............                30.9     31.4       32.2      32.9       34.3
  Chrysler....................                21.7     21.4       21.1      18.5       17.3
  Navistar International......                 1.3      1.3        1.3       1.4        1.5
  All Other...................                 1.8      1.6        1.4       1.3        1.4
                                             -----    -----      -----     -----      -----
    Total U.S. Manufacturers..                85.8     86.2       85.7      83.0       83.8

Foreign-Based Manufacturers**
  Japanese....................                13.5     13.2       13.8      16.5       15.6
  All Other...................                 0.7      0.6        0.5       0.5        0.6
                                             -----    -----      -----     -----      -----
    Total Foreign-Based
    Manufacturers                             14.2     13.8       14.3      17.0       16.2
                                             -----    -----      -----     -----      -----
    Total U.S. Truck Retail
    Deliveries................               100.0%   100.0%     100.0%    100.0%     100.0%
                                             =====    =====      =====     =====      =====

                                           U.S. Combined Car and Truck Market Shares*
                                           ------------------------------------------
                                                      Years Ended December 31
                                           ------------------------------------------
                                              1994     1993         1992        1991     1990
                                              ----     ----         ----        ----     ----
U.S. Manufacturers (Including Imports)
  Ford........................               25.2%     25.5%        24.7%      23.2%     23.9%
  General Motors..............               32.7      33.1         33.7       34.6      35.2
  Chrysler....................               14.3      14.4         13.1       12.0      12.0
  Navistar International......                0.5       0.5          0.5        0.5       0.5
  All Other...................                0.8       0.7          0.5        0.5       0.5
                                            -----     -----        -----      -----     -----
    Total U.S. Manufacturers..               73.5      74.2         72.5       70.8      72.1

Foreign-Based Manufacturers**
  Japanese....................               22.9      22.8         24.0       25.5      23.7
  All Other...................                3.6       3.0          3.5        3.7       4.2
                                            -----     -----        -----      -----     -----
   Total Foreign-Based Manufacturers         26.5      25.8         27.5       29.2      27.9
                                            -----     -----        -----      -----     -----
   Total U.S. Car and Truck Retail
    Deliveries................              100.0%    100.0%       100.0%     100.0%    100.0%
                                            =====     =====        =====      =====     =====


- --------------------
* All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.
** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea and Taiwan.





      Japanese Competition. The market share of Ford and other domestic manufacturers in the U.S. is affected by sales from Japanese manufacturers. As shown in the table above, the share of the U.S. combined car and truck industry held by the Japanese manufacturers increased from 23.7% in 1990 to 25.5% in 1991, but declined to 22.9% in 1994, reflecting in part the effects of the strengthening of the Japanese yen on the prices of vehicles produced by the Japanese manufacturers.

     In the 1980s and continuing in the 1990s, Japanese manufacturers added assembly capacity in North America (frequently referred to as "transplants") in response to a variety of factors, including export restraints, the significant growth of Japanese car sales in the U.S. and international trade considerations. In response to the strengthening of the Japanese yen to the U.S. dollar, Japanese manufacturers are continuing to add production capacity (particularly in the profitable truck segments) in the United States. Production in the U.S. by Japanese transplants reached about 2.4 million units in 1994 and is expected to increase gradually over the next several years.

     Marketing Incentives and Fleet Sales. As a result of intense competition from new product offerings (from both domestic and foreign manufacturers) and the desire to maintain economic production levels, automotive manufacturers that sell vehicles in the U.S. have provided marketing incentives (price discounts) to retail and fleet customers (i.e., daily rental companies, commercial fleets, leasing companies and governments). Marketing incentives are particularly prevalent during periods of economic downturns, when excess capacity in the industry tends to exist.

     Ford's U.S. and Canada marketing costs as a percentage of gross sales revenue for each of 1994, 1993 and 1992 were: 8.5%, 9.9% and 10.9%, respectively. During the 1983-1988 period, such costs as a percentage of sales revenue were in the 4% to 7% range. In 1991, marketing costs peaked at 14% of gross revenues. "Marketing costs" include (i) marketing incentives such as retail rebates and special financing rates, (ii) reserves for residual guaranties on retail vehicle leases; (iii) reserves for costs and/or losses associated with obligatory repurchases of certain vehicles sold to daily rental companies and (iv) costs for advertising and sales promotions.

     Sales by Ford to fleet customers were as follows for the years indicated:

                                                                           Ford Fleet Sales
                                                            ---------------------------------------------
                                                                        Years Ended December 31
                                                            ---------------------------------------------
                                                            1994      1993      1992      1991      1990
                                                            ----      ----      ----      ----      ----
          Units Sold.....................                  924,000   881,000   882,000   782,000   821,000
          Percent of Ford's
            Total Car and Truck Sales....                       24%       25%       28%       27%       24%

Fleet sales generally are less profitable than retail sales and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet sales has been about evenly split in recent years.

     Warranty Coverages. In recent years, due to competitive pressures, vehicle manufacturers have both expanded the coverages and extended the terms of warranties on vehicles sold in the U.S. Ford presently provides warranty coverage on most vehicles sold by it in the U.S that extends for 36 months or 36,000 miles (whichever occurs first) and covers nearly all components of the vehicle. Different warranty coverages are provided on vehicles sold outside the U.S. In addition, as discussed below under "Governmental Standards - Mobile Source Emissions Control", the Federal Clean Air Act requires a useful life of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on vehicles sold in the U.S. As a result of these coverages and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.


Europe

     Europe is the largest market for the sale of Ford cars and trucks outside the United States. The automotive industry in Europe is intensely competitive; for the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 16% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 11% for 1994, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles gradually are removed in total by December 31, 1999.

     In 1994, European car industry sales were 11.8 million cars, up 6% from 1993 levels. Truck sales were 1.4 million units, up 6% from 1993 levels. Ford's European car share for 1994 was 11.8%, compared with 11.5% for 1993, and its European truck share for 1994 was 14.7%, compared with 14.6% for 1993.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on total automotive profits. For 1994 compared with 1993, total industry sales were up 8% in Great Britain and unchanged in Germany.

Other Foreign Markets

     Mexico and Canada. Mexico and Canada also are important markets for Ford. Generally, industry conditions in Canada closely follow conditions in the U.S. market. In 1994, industry sales of cars and trucks in Canada were up 5% from 1993 levels, slightly less than the increase of 8% in the U.S. over the same period. Mexico has been a growing market. In 1994, industry sales were up 2% to 619,000 units. However, substantial devaluation of the Mexican peso in late 1994 created a high level of uncertainty regarding economic activity in Mexico. Although the long-term outlook remains positive, industry volume is expected to be down substantially in 1995. Ongoing financial effects of the devaluation on Ford are expected to be unfavorable; the magnitude of these will be dependent in large part upon overall economic conditions and the extent to which the Mexican government permits price increases.

     The North American Free Trade Agreement ("NAFTA") became effective January 1, 1994. NAFTA unites Canada, Mexico and the United States into the world's largest trading region by phasing out regulations which restricted trade between Mexico and the U.S. and Canada. The Company believes that NAFTA will benefit the economies of the three countries and the North American automobile industry in particular. In 1994, Ford had 28,448 export sales to Mexico, compared with none in 1993.

     South America. Brazil, Argentina and Venezuela are the principal markets for Ford in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. In 1994, Ford's profitability in the region improved compared with 1993, primarily reflecting strong results in Brazil and Argentina. Autolatina (Ford's joint venture with Volkswagen AG in Brazil and Argentina) remained the market leader in Brazil. Industry sales in Brazil and Argentina were at record levels in 1994. In Brazil, the economic plan implemented in late 1993 has had a stabilizing effect on the Brazilian economy and has reduced inflation, but the ongoing success of the plan remains uncertain. In addition, duties on vehicles imported into Brazil have declined progressively from 85% in 1990 to 32% in 1995. As a result, imports have been and are expected to continue to gain a progressively larger share of the car market in Brazil.

     Ford and Volkswagen have agreed on a separation process leading toward dissolution of Autolatina in Brazil and Argentina by year-end 1995. See "Financial Review of Ford Motor Company Results" for more information concerning this plan for dissolution. Ford's future results in the region largely will be dependent on the political and economic environments in Brazil and Argentina, which historically have been unpredictable.

     Asia-Pacific. In the Asia-Pacific region, Australia, Taiwan and Japan are the principal markets for Ford products. In 1994, Ford was the car market share leader in Australia with a 22.9% car market share and a 20.3% combined car and truck market share. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford had a combined car and truck market share in 1994 of 16.3%. Ford's principal competition in the Asia-Pacific region has been the Japanese manufacturers. It is anticipated that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

     Ford believes that the Asia-Pacific region offers many important opportunities for the future. Ford believes that China is strategically important to Ford's long-term success in the Asia-Pacific region. Ford China Operations was established in 1994 to coordinate all of Ford's activities in China. In 1994, Ford invested in automotive component manufacturing joint ventures in China (automotive interior trim, automotive glass and automotive electronic/audio components) and purchased a 6.5% equity interest in Mahindra and Mahindra Limited, an automotive and tractor manufacturer in India. Ford is continuing to investigate additional automotive component manufacturing and vehicle assembly opportunities in those markets as well as others. In addition, Ford is expanding the number of right-hand-drive vehicles it will offer in Japan, including the Probe, Explorer and Taurus models.

     Ford's relationship with Mazda Motor Corporation, in which it has held a 25% ownership interest since 1979, has been a key element of Ford's presence in the Asia-Pacific region. Recent management appointments by Mazda of Ford-nominated executives have been made to improve coordination of business and product plans in the Asia-Pacific region.

     Africa. In late 1994, Ford re-entered the South African market by acquiring a 45% equity interest in South African Motor Corporation (Pty.) Limited ("SAMCOR"). SAMCOR is an assembler of Ford and other manufacturers' vehicles in South Africa.

FINANCIAL SERVICES OPERATIONS

      For information regarding the businesses of Ford Credit, Ford Holdings, The Associates, American Road and USL Capital, see "Business of Ford Credit" and "Ford Holdings".

Ford Credit Europe plc

      In 1993, most of the European credit operations of Ford, which generally had been organized as subsidiaries of the respective automotive affiliates of Ford throughout Europe, were consolidated into a single company, Ford Credit Europe. Ford Credit Europe, which was originally incorporated in 1963 in England as a private limited company, is wholly owned by Ford and certain of its subsidiaries. Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. The business of Ford Credit Europe is substantially dependent upon Ford's automotive operations in Europe. Ford Credit Europe issues commercial paper, certificates of deposits and term debt to fund its credit operations. One of the purposes of the consolidation described above is to facilitate Ford Credit Europe's access to public debt markets. Ford Credit Europe's ability to obtain funds in these markets is affected by its credit ratings, which are closely related to the financial condition of and outlook for Ford.

      Ford Credit Europe's finance receivables and investments in operating leases were as follows at the dates indicated (in millions):

                                                              December 31,
                                                       --------------------------
                                                          1994             1993
                                                       ---------        ---------
       Finance receivables
            Retail                                      $ 9,356          $ 7,143
            Wholesale                                     4,615            3,724
            Other                                           234              100
                                                        -------          -------
              Total finance receivables                  14,205           10,967

       Loan origination costs, net                           85               63
       Unearned income                                   (1,159)            (955)
       Allowance for credit losses                         (162)             (89)
                                                        -------          -------
              Finance receivables, net                  $12,969          $ 9,986
                                                        =======          =======

       Investments in operating leases                  $ 1,010          $   818
       Accumulated depreciation                            (231)            (212)
       Allowance for credit losses                           (7)              (1)
                                                        -------          -------
              Investments in operating
               leases, net                              $   772          $   605
                                                        =======          =======


      An analysis of Ford Credit Europe's allowance for credit losses in finance receivables and operating leases is as follows for the years indicated (in millions):

                                                1994      1993        1992
                                                ----      ----        ----
     Beginning balance                          $ 90      $123        $145
          Additions                               50        46          62
          Net losses                             (66)      (72)        (51)
          Other changes                           95        (7)        (33)
                                                ----      ----        ----
     Ending balance                             $169      $ 90        $123
                                                ====      ====        ====


The Hertz Corporation

      On March 8, 1994, Ford purchased from Commerzbank Aktiengellschaft, a German bank, additional shares of common stock of Hertz aggregating 5% of the total outstanding voting stock, thereby bringing

Ford's ownership of the total voting stock of Hertz to 54% from 49%. On April 29, 1994, Ford acquired 20% of Hertz' common stock from Park Ridge Limited Partnership, and Hertz redeemed the common stock (26%) and preferred stock of Hertz owned by AB Volvo for $145 million. These transactions resulted in Hertz becoming a wholly owned subsidiary of Ford. In addition, a $150 million subordinated promissory note of Hertz held by Ford Credit was exchanged for $150 million of preferred stock of Hertz. Because the Company was a principal shareholder of Hertz prior to these transactions, there was no significant change in the relationship between Ford and Hertz. Prior to these transactions, Hertz had been accounted for on an equity basis as part of the Automotive segment. Hertz' operating results, assets, liabilities and cash flows were consolidated as part of the Financial Services segment effective March 31, 1994.

    Hertz was incorporated in 1967 and is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1924. Hertz' affiliates, independent licensees and associates are engaged principally in the business of renting automobiles and renting and leasing trucks, without drivers, in the U.S. and in over 150 foreign countries. Collectively, they operate what Hertz believes is the largest rent-a-car business in the world and one of the largest one-way truck rental businesses in the U.S. In addition, through its wholly owned subsidiary, Hertz Equipment Rental Corporation, Hertz operates what it believes to be the largest business in the U.S. involving the rental, lease and sale of construction and materials handling equipment. Other activities of Hertz include the sale of its used vehicles, the leasing of automobiles, and providing claim management and telecommunications services in the U.S.

    Revenue earning equipment is used in the rental of vehicles and construction equipment and the leasing of vehicles under closed-end leases where the disposition of the vehicles upon termination of the lease is for the account of Hertz.

    The cost and accumulated depreciation of revenue earning equipment were as follows for the nine months ended December 31, 1994 (in millions):

                                        Revenue Earning Equipment
                                 ----------------------------------------
                                            Accumulated
                                    Cost    Depreciation   Net Book Value
                                 ---------  ------------   --------------
    Balance, March 31, 1994      $ 4,211       $ 441         $ 3,770

         Additions                 5,002         554           4,448
         Retirements and other    (4,402)       (444)         (3,958)
                                 -------       -----         -------

    Balance, December 31, 1994   $ 4,811       $ 551         $ 4,260
                                 =======       =====         =======

Granite Management Corporation

    Granite, a savings and loan holding company organized in Delaware in 1959, was acquired by Ford in December 1985. It is a wholly owned subsidiary of Ford.

    Until September 30, 1994, the principal asset of Granite was the capital stock of First Nationwide Bank, A Federal Savings Bank, since known as Granite Savings Bank (the "Bank"). On September 30, 1994, substantially all of the assets of the Bank were sold to, and substantially all of the liabilities of the Bank were assumed by, First Madison Bank, FSB ("First Madison").

    The stated sale price for the Bank was $1.1 billion, slightly higher than tangible net book value at December 31, 1993. In total, Ford retained, through Granite, approximately $1.2 billion of commercial real estate and other assets as of the closing date. These retained assets generally are of lower quality than those included in the sale. In addition, for the three-year period ending in November 1996, First Madison has the option of requiring Granite to repurchase up to $500 million of the assets included in the sale that become nonperforming. This repurchase obligation is guaranteed by Ford.

    The sale of the Bank resulted in an after-tax charge of $440 million against Ford's 1994 first quarter earnings, reflecting the nonrecovery of goodwill and reserves for estimated losses on the assets retained and to be repurchased by Granite. These assets will be liquidated over time as market conditions permit. Historically, Granite (including the Bank) has not had a significant effect on Ford's operating results.

GOVERNMENTAL STANDARDS

     A number of governmental standards and regulations relating to safety, corporate average fuel economy ("CAFE"), emissions control, noise control, damageability and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere. In addition, manufacturing and assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges and the handling and disposal of hazardous substances. Such facilities in the United States also are subject to a comprehensive federal-state permit program relating to air emissions.

     Mobile Source Emissions Control -- United States Requirements. As amended in November 1990, the Federal Clean Air Act (the "Clean Air Act" or the "Act") imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. In addition, the Act requires that emissions equipment for vehicles sold in the U.S. have a minimum "useful life" during which compliance with the applicable standards must be achieved. Passenger cars, for example, must comply for 10 years or 100,000 miles, whichever first occurs. The Act prohibits, among other things, the sale in or importation into the United States of any new motor vehicle or engine which is not covered by a certificate of conformity issued by the United States Environmental Protection Agency (the "EPA").

     The Act also may require production of certain new cars and trucks capable of operating on fuels other than gasoline or diesel fuel ("alternative fuels") under a pilot test program to be conducted in California beginning in the 1996 model year. Under this pilot program, each manufacturer will be required to sell its pro rata share of 150,000 alternate fuel vehicles in each of the 1996, 1997 and 1998 model years and its pro rata share of 300,000 alternate fuel vehicles in each model year thereafter. The Act also authorizes certain states to establish programs to encourage the purchase of such vehicles.

     Motor vehicle emissions standards even more stringent than those presently in effect will become effective as early as the 2004 model year, unless the EPA determines that such standards are not necessary, technologically feasible or cost-effective.

     The Act authorizes California to establish unique emissions control standards that, in the aggregate, are at least as stringent as the federal standards if it secures the requisite waiver of federal preemption from the EPA. The Health and Safety Code of the State of California prohibits, among other things, the sale to an ultimate purchaser who is a resident of or doing business in California of a new motor vehicle or engine which is intended for use or registration in that state which has not been certified by the California Air Resources Board (the "CARB"). The CARB received a waiver from the EPA for a series of passenger car and light truck emissions standards (the "low emission vehicle", or "LEV", standards), effective beginning between the 1994 and 2003 model years, that are significantly more stringent than those prescribed by the Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low emission vehicles. California also requires that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be "zero-emission vehicles" ("ZEVs"), which produce no emissions of regulated pollutants.

     Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce an electric vehicle that either meets customer expectations or is commercially viable.
Such vehicles likely will run on lead-acid batteries with a limited range (well under 100 miles per recharge in optimal conditions), have a long recharge time (up to 8 hours), lack substantial infrastructure support (home and public facilities for recharging) and have a significant cost premium over conventional vehicles. To comply with the mandate, manufacturers may have to offer substantial discounts on electric vehicles, selling them well below cost, or increase the price or curtail the sale of nonelectric vehicles.

     As part of its State Implementation Plan ("SIP"), California is considering more stringent standards for medium duty trucks. Adoption of such standards could require Ford to accelerate implementation of costly and unproven technology and incur additional recall and warranty expenses or preclude the sale in California of some medium duty trucks. Further action by California on SIP provisions could similarly impact light duty vehicles and heavy trucks.

     The California emissions standards present significant technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford's sales volume and profits.

     The Act also permits other states which do not meet national ambient air quality standards to adopt new motor vehicle emissions standards identical to those adopted by California, if such states lawfully adopt such standards two years before commencement of the affected model year. A group of twelve northeastern states and the District of Columbia, the Ozone Transport Commission (the "OTC"), organized under provisions of the Act, petitioned the EPA to require California LEV standards in that region. There are major problems with transferring California standards to the Northeast -- many dealers sell vehicles in neighboring states and the range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated (i.e., cleaner burning) gasoline requirement -- the absence of which makes the task of meeting standards even more difficult. California LEV standards (including the ZEV requirements) already have been adopted in New York and Massachusetts.

     To mitigate these problems, the automobile industry proposed to voluntarily meet emissions standards nationwide that are more stringent than those required by the Act. The proposal was based on using technology developed to meet the California LEV standards, but adjusting for the absence of the California reformulated gasoline and ZEV requirements. While there was a general receptivity to the industry's proposal, some of the states are insisting on either a ZEV mandate or a guarantee that "advanced technology" vehicles will be sold in their states.

     In December 1994, the EPA granted the OTC petition to impose California LEV standards, while at the same time urging states and manufacturers to agree on a national approach which the EPA described as "environmentally superior" to the California standards. The states will have until February 1996 to decide between the two approaches.

     Under the Act, if the EPA determines that a substantial number of any class or category of vehicles, although properly maintained and used, do not conform to applicable emissions standards, a manufacturer may be required to recall and remedy such nonconformity at its expense. Further, if the EPA determines through testing of production vehicles that emission control performance requirements are not met, it can halt shipment of motor vehicles of the configuration tested. California has similar, and in some respects greater, authority to order manufacturers to recall vehicles. Ford has been required, and may in the future be required, to recall vehicles for such purposes from time to time. The costs of related repairs or inspections associated with such recalls can be substantial.

     European Requirements. The European Union has established standards which, in many cases, require motor vehicle emissions control equipment similar to that used in the U.S. These standards are of generally equivalent stringency to 1983 model year U.S. standards for gasoline-powered vehicles and 1987 model year standards for diesel-powered vehicles. New more stringent vehicle emissions standards were established by the European Union in March 1994. These new standards apply to new vehicle homologations beginning January 1, 1996 and to new vehicle registrations beginning January 1, 1997 and are of generally equivalent numerical stringency to 1994 model year U.S. standards. The European Commission also is examining proposals for more stringent emissions standards and enforcement procedures (the "Stage III Directive"). It is proposed that the Stage III Directive would become effective beginning in 2000 for new vehicle homologations and 2001 for new vehicle registrations. European Union member countries are permitted to provide "green" incentives for the purchase of vehicles that comply with the new standards before their effective date. Certain other European countries also have established, and may in the future establish, unique automotive emissions standards.

     Certain European countries, including member countries of the European Union, are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles and the future costs of related repairs or inspections could be substantial.

     Motor Vehicle Safety -- Under the National Traffic and Motor Vehicle Safety Act of 1966, as amended (the "Safety Act"), the National Highway Traffic Safety Administration (the "Safety Administration") is required to establish appropriate federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. The
Safety Act prohibits the sale in the United States of any new motor vehicle or item of motor vehicle equipment that does not conform to applicable federal motor vehicle safety standards. Compliance with many safety standards is costly because doing so tends to conflict with the need to reduce vehicle weight in order to meet stringent emissions and fuel economy standards. The Safety Administration also is required to make a determination on the basis of its investigation whether motor vehicles or equipment contain defects related to motor vehicle safety or fail to comply with applicable safety standards and, generally, to require the manufacturer to remedy any such condition at its own expense. The same obligation is imposed on a manufacturer which learns that motor vehicles manufactured by it contain a defect which the manufacturer decides in good faith is related to motor vehicle safety. There currently are pending before the Safety Administration a number of major investigations relating to alleged safety defects or alleged noncompliance with applicable safety standards in vehicles built, imported or sold by Ford. The cost of recall programs to remedy safety defects or noncompliance, should any be determined to exist as a result of certain of such investigations, could be substantial.

     Canada, the European Union, individual member countries within the European Union and other countries in Europe, Latin America and the Asia- Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future. The cost of complying with these standards, as well as the cost of any recall programs to remedy safety defects or noncompliance, could be substantial.

     Motor Vehicle Fuel Economy -- Passenger cars and trucks rated at less than 8,500 pounds gross vehicle weight are required by regulations issued by the Safety Administration pursuant to the Motor Vehicle Information and Cost Savings Act (the "Cost Savings Act") to meet separate minimum CAFE standards. Failure to meet the CAFE standard in any model year, after taking into account all available credits, is deemed to be unlawful conduct and would subject a manufacturer to the imposition of a civil penalty equivalent to $5 for each one-tenth of a mile per gallon ("mpg") under the applicable standard multiplied by the number of vehicles in the class (i.e., domestic cars, domestic trucks, imported cars or imported trucks) produced in that model year. Each such class of vehicle may earn credits either as a result of exceeding the standard in one or more of the preceding three model years ("carryforward credits") or pursuant to a plan, approved by the Safety Administration, under which a manufacturer expects to exceed the standard in one or more of the three succeeding model years ("carryback credits") but credits earned by a class may not be applied to any other class of vehicles.

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration asserts it has the authority to amend to a level it determines to be the "maximum feasible" level (considering the following factors: technological feasibility, economic practicality, the effect of other federal motor vehicle standards on fuel economy, and the need of the nation to conserve energy). Pursuant to the Cost Savings Act, the Safety Administration has established CAFE standards applicable to light trucks (under 8,500 lbs. GVW) for the following model years (on a combined two-wheel drive/four-wheel drive basis): 1995 - 20.6 mpg, 1996
- - 20.7 mpg and 1997 - 20.7 mpg.

     Although Ford expects to be able to comply with the foregoing CAFE standards, there are factors that could jeopardize its ability to comply. These factors include the possibility of changes in market conditions, including a shift in demand for larger vehicles and a decline in demand for small and middle-size vehicles; or conversely, a shortage of reasonably priced gasoline resulting in a decreased demand for more profitable vehicles and a corresponding increase in demand for relatively less profitable vehicles.

     It is anticipated that efforts may be made to raise the CAFE standard because of concerns for CO2 emissions, energy security or other reasons. President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period, using a combination of regulatory and nonregulatory measures. The Safety Administration is considering significant increases in the truck CAFE standard for the 1988 - 2006 model years that could be as high as 28 mpg by the 2006 model year. If the CCAP goals are partially or fully implemented through increases in the CAFE standard, or if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, Ford would find it necessary to take various costly actions that would have substantial adverse effects on its sales volume and profits. For example, Ford could find it necessary to curtail or eliminate production of larger family-size and luxury passenger cars and full-size light trucks, restrict offerings of engines and popular options, and continue or increase market support programs for its most fuel-efficient passenger cars and light trucks.

     The European Union and its member countries also are examining measures to reduce CO2 emissions, some of which may affect the automotive industry. These may include proposals: to limit CO2 exhaust emissions for vehicles to 120g/km by 2005 (which translates into fuel economy requirements of approximately 5L/100 km for gasoline engines and 4.5L/100 km for diesel engines); to improve fuel economy for vehicles by as much as 15% over the 1995-2005 period and/or by as much as 25% in one or more markets over the 1990-2005 period; and for member countries to increase fuel taxes. Some of these proposals, if adopted, would result in Ford having to take costly actions that could have substantial adverse effects on its sales volume and profits.

     The U.S. Energy Tax Act of 1978, as amended, imposes a federal excise tax on automobiles which do not achieve prescribed fuel economy levels. Additional legislative proposals could be introduced that, if enacted, would increase excise taxes or create economic disincentives to purchase any except the least fuel consuming vehicles. Because of the uncertainties and variables inherent in testing for fuel economy and the uncertain effect on fuel economy of other government requirements, it is not possible to predict the amount of excise tax, if any, which may be incurred.

     Stationary Source Air Pollution Control -- Pursuant to the Clean Air Act the states are required to amend their implementation plans to require more stringent limitations on the quantity of pollutants which may be emitted into the atmosphere, and other controls, to achieve national ambient air quality standards established by the EPA. In addition, the Act requires reduced emissions of substances that are classified as hazardous or that contribute to acid deposition, imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states, and expands federal authority to impose severe penalties and criminal sanctions. The Act requires the EPA and the states to adopt regulations, and allows states to adopt standards more stringent than those required by the Act. The costs to comply with these provisions of the Act cannot presently be quantified but could be substantial. In addition, the enormous complexity and time-consuming nature of the comprehensive federal-state permit program provided for by the Act may reduce operational flexibility and may delay or prevent future competitive upgrading of Ford's production facilities in the United States.

     Water Pollution Control -- Pursuant to the Federal Clean Water Act (the "Clean Water Act"), Ford has been issued National Pollutant Discharge Elimination System permits which establish certain pollution control standards for its manufacturing facilities that discharge wastewater into public waters. Ford, among many other companies, also is required to comply with certain standards and obtain permits relating to discharges into municipal sewerage systems. The EPA also requires management standards and, in some cases, permits for the discharge of storm water. The standards under the Clean Water Act are established by the EPA and by the state where a facility is located. Many states have requirements that go beyond those established under the Clean Water Act. These various requirements may necessitate the addition of costly control equipment.

     The EPA recently issued proposed regulations, pursuant to the Great Lakes Critical Programs Act of 1990, that would require more restrictive standards for discharges into waters that impact the Great Lakes. Ford and many others have expressed opposition to these proposed regulations which, if adopted, could require the addition of costly control equipment.

     Hazardous Waste Control -- Pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"), the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes. These regulations also require permits for treatment, storage, and disposal facilities and corrective action for prior releases at sites where permits are issued. The EPA has delegated permit authority to states with programs equivalent to RCRA, and states may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the "Superfund Act"), requires disclosure of certain releases from Ford facilities into the environment, creates potential liability for remediation costs at sites where Ford waste was disposed and for damage to natural resources resulting from a release, and provides for citizens' suits for failure to comply with final requirements of orders or regulations. A number of states have enacted separate state laws of this type. In addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA has banned production of polychlorinated biphenyls and regulates their use in transformers, capacitors and other equipment that may be located at Ford's facilities.

     European Stationary Source Environmental Control -- The European Union (now including Finland, Sweden and Austria) by Directives and Regulations, and individual member countries by legislation and regulations, impose requirements on waste and hazardous wastes, incineration, packaging, landfill, soil pollution, integrated pollution control, air emissions standards, import/export and use of dangerous substances, air and water quality standards, noise, environmental management systems, energy efficiency, emissions reporting, and planning and permitting. Additional or more stringent requirements (including tax measures and civil liability schemes for cleaning polluted sites) are likely to be adopted in the future. The cost of complying with these standards could be substantial.

     Climate Change Convention -- In response to the requirements of the United Nations Climate Change Convention held in Brazil in 1992, national governments are examining ways to reduce potential global warming risks. These actions may restrict the use of certain chemicals that are used as refrigerants (in vehicles and buildings) and cleaning solvents, such as R-134a.

     Worldwide Regulatory Compatibility -- Ford's efforts to develop new markets and increase imports are impeded by incompatible automotive safety, environmental and other product regulatory standards.

At present, differing standards either restrict the vehicles Ford can export to serve new markets or increase the cost and complexity to do so. Also, vehicle safety is a priority with customers in North America, Europe and key Asia-Pacific markets and better global understanding of real-world accidents and injuries is a competitive necessity.

     The "traditional" and developed automotive markets have developed their own bodies of regulation. In Europe, two sets of vehicle regulations exist:
1) European Union directives, which must be accepted by the member countries; and 2) United Nations Economic Commission for Europe (ECE) regulations, which may be accepted by the member countries. Although European Union directives and ECE regulations generally are aligned, some variations exist in the manner in which they are interpreted and enforced by each member country. The United States and Canada use a substantially different regulatory system, and Japan and Australia use a hybrid of the ECE system.

     The ECE regulations are generally recognized outside the above markets. Countries in the process of defining motor vehicle regulations, such as China, India, Malaysia and Russia, are adopting ECE (versus U.S.) regulations. As a result, U.S.-built vehicles have to be modified for these markets.

     The U.S. and Europe have shown limited willingness to accept each other's regulations, and negotiations for acceptance of U.S. regulations as being functionally equivalent to the ECE standards in emerging markets have had limited success.

     Pollution Control Costs -- During the period 1995 through 1999, Ford expects that approximately $800 million will be spent on its North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates that approximately $170 million will be spent in 1995 and $220 million will be spent in 1996.


LEGAL PROCEEDINGS

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries, including those arising out of alleged defects in the Company's products, governmental regulations relating to safety, emissions and fuel economy, financial services, employment related matters, intellectual property rights, product warranties and environmental matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. See "Business of Ford
- --Governmental Standards". Included among the foregoing matters are the following:

          Product Matters -- Ford is a defendant in various actions for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. The damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1 billion at December 31, 1994.

     Ford is a defendant in various actions involving the alleged propensity of Bronco II utility vehicles to roll over. The damages specified in these actions, including both actual and punitive damages, aggregated approximately $911 million at December 31, 1994.

     In some of the actions described in the foregoing paragraphs no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which such a defect may be alleged.

     Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products
containing asbestos.   Damages specified by plaintiffs in complaints in these
actions, including both actual and punitive damages, aggregated approximately $214 million at December 31, 1994. (In some of these actions no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of these co-defendants have substantial resources.

     Environmental Matters -- Ford has received a notice from a government environmental enforcement agency concerning a matter which potentially involves monetary sanctions exceeding $100,000. The agency believes a Ford facility may have violated regulations relating to the management of certain of the facility's wastes.

     Ford has received notices under RCRA, the Superfund Act and applicable state laws that it (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. Ford also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which Ford may be held responsible could be substantial. Contingent losses expected to be incurred by Ford in connection with many of these sites have been accrued and are reflected in Ford's financial statements in accordance with generally accepted accounting principles. However, for many other of these sites the remediation costs and other damages for which Ford ultimately may be responsible are not reasonably estimable because of the uncertainties with respect to factors such as Ford's connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, Ford is unable to determine or reasonably estimate the amount of costs or other damages for which it is potentially responsible in connection with these sites, although it could be substantial.

     Other Matters -- A number of claims have been made or may be asserted in the future against Ford alleging infringement of patents held by others. Ford believes that it has valid defenses with respect to the claims that have been asserted. If some of such claims should lead to litigation, however, and if the claimant were to prevail, Ford could be required to pay substantial damages.

          In 1992, Ford was sued in federal court in Nevada by an individual patent owner seeking damages and an injunction for alleged infringement of four U.S. patents characterized by the individual as covering machine vision inspection technologies, including bar code reading. Ford filed a declaratory judgment action in the same court to have those patents and several other patents directed to machine vision and laser uses declared invalid, unenforceable and not infringed. The individual counterclaimed, alleging infringement of the patents added by Ford and several additional patents. If the patent holder were to prevail, Ford could be required to pay substantial damages of an as yet indeterminate amount and could become subject to an injunction preventing future uses of any process or product found to be covered by a valid patent.

     Currently pending against Ford are three purported class action lawsuits that allege defects in the paint processes used with respect to certain vehicles manufactured by Ford. One lawsuit, pending in Texas state court, is limited to Texas purchasers who allegedly experienced paint chipping or peeling. The other two lawsuits (one pending in federal court in Louisiana, and one pending in federal court in Alabama) are nationwide in scope and also allege defects claimed to result in paint chipping and peeling.

All three lawsuits appear to be focusing on vehicles painted with high-build electrocoat systems and seek unspecified compensatory and punitive damages and unspecified injunctive relief. Cumulatively, the three lawsuits apparently cover certain F-Series/Bronco, Ranger/Bronco II and Mustang vehicles for several model years beginning in 1984. If the plaintiffs were to prevail in these lawsuits, Ford could be required to pay substantial damages.

     Ford has been served with various private purported class action lawsuits seeking economic damages (including damages for diminution in value and rescission of purchase agreements) on behalf of Bronco II vehicle owners relating to the alleged propensity of such vehicles to roll over. The purported classes include all Bronco II owners in the United States. Each lawsuit expressly excludes personal injury claimants, whose claims are discussed above. Several of the lawsuits seek recovery of unspecified punitive damages. In addition, several of the lawsuits seek an order requiring the Company to recall and retrofit these vehicles. A settlement has been reached in each of these matters, subject to final court approval.

     The Federal Trade Commission and the Department of Justice have advised Ford that they are investigating the retail vehicle financing credit practices of Ford and Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B thereunder.

EMPLOYEE RELATIONS

     Substantially all hourly employees of Ford in the United States are included in collective bargaining units represented by unions. Approximately 99% of these unionized hourly employees are represented by the United Automobile Workers (the "UAW"). Approximately 3% of salaried employees are represented by unions. Most hourly employees and many nonmanagement salaried employees of subsidiaries outside the United States also are represented by unions. Affiliates of Ford also are parties to collective bargaining agreements in Britain, Spain, Germany and France.

     Collective bargaining agreements between Ford and the UAW and between Ford of Canada and the Canadian Automobile Workers were entered into in 1993 and are scheduled to expire in September 1996.

     The following tables set forth selected financial data and other data concerning Ford for each of the last ten years (dollar amounts in millions except per share amounts):

SUMMARY OF OPERATIONS                                  1994        1993        1992        1991        1990
                                                       ----        ----        ----        ----        ----
AUTOMOTIVE
Sales                                               $107,137     $91,568     $84,407     $72,051     $81,844
Operating income/(loss)                                5,826       1,432      (1,775)     (3,769)        316
Income/(Loss) before income taxes and cumulative
  effects of changes in accounting principles          5,997       1,291      (1,952)     (4,052)        275
Income/(Loss) before cumulative effects of
  changes in  accounting principles  (1)               3,824         940      (1,534)     (3,186)         99
Net income/(loss)                                      3,824         940      (8,628)     (3,186)         99


FINANCIAL SERVICES
Revenues                                            $ 21,302     $16,953     $15,725     $16,235     $15,806
Income before income taxes and cumulative effects
  of changes in accounting principles                  2,792       2,712       1,825       1,465       1,221
Income before cumulative effects of
  changes in accounting principles                     1,484       1,589       1,032         928         761
Net income                                             1,484       1,589       1,243         928         761


TOTAL COMPANY
Income/(Loss) before income taxes and cumulative
  effects of changes in accounting principles       $  8,789     $ 4,003     $  (127)    $(2,587)    $ 1,495
Provision/(Credit) for income taxes                    3,329       1,350         295        (395)        530
Minority interests                                       152         124          80          66         105

Income/(Loss) before cumulative effects of
  changes in accounting principles (1)              $  5,308     $ 2,529     $  (502)    $(2,258)    $   860
Cumulative effects of changes in
  accounting principles                                    -           -      (6,883)           -          -
Net income/(loss)                                      5,308       2,529      (7,385)     (2,258)        860

TOTAL COMPANY DATA PER SHARE OF
  COMMON AND CLASS B STOCK  (2)
Income/(Loss) before cumulative effects
  of changes in accounting principles               $   4.97     $  2.27     $ (0.73)    $ (2.40)    $  0.93
Income/(Loss)
  Assuming no dilution                                  4.97        2.27       (7.81)      (2.40)       0.93
  Assuming full dilution                                4.44        2.10       (7.81)      (2.40)       0.92
Cash dividends                                          0.91        0.80        0.80        0.98        1.50
Common stock price range (NYSE)
   . High                                             35 1/16     33 1/16     24 1/2      18 7/8      24 5/8
   . Low                                              25 5/8      21 1/2      13 7/8      11 3/4      12 1/2
Average number of shares of Common
  and Class B stock outstanding (in millions)          1,010         986         972         952         926

SUMMARY OF OPERATIONS                                  1989        1988        1987      1986        1985
                                                       ----        ----        ----      ----        ----
AUTOMOTIVE
Sales                                               $ 82,879     $82,193     $71,797     $62,868     $52,915
Operating income/(loss)                                4,252       6,612       6,256       4,142       2,902
Income/(Loss) before income taxes and cumulative
  effects of changes in accounting principles          5,155       7,312       6,499       4,300       3,154
Income/(Loss) before cumulative effects of
  changes in  accounting principles  (1)               3,175       4,609       3,767       2,512       2,012
Net income/(loss)                                      3,175       4,609       3,767       2,512       2,012


FINANCIAL SERVICES
Revenues                                            $ 13,267     $10,253     $ 8,096     $ 6,826     $ 4,700
Income before income taxes and cumulative effects
  of changes in accounting principles                    874       1,031       1,385       1,321         861
Income before cumulative effects of
  changes in accounting principles                       660         691         858         773         504
Net income                                               660         691         858         773         504


TOTAL COMPANY
Income/(Loss) before income taxes and cumulative
  effects of changes in accounting principles       $  6,030     $ 8,343     $ 7,885     $ 5,620     $ 4,015
Provision/(Credit) for income taxes                    2,112       2,999       3,226       2,324       1,487
Minority interests                                        82          44          34          12          13

Income/(Loss) before cumulative effects of
  changes in accounting principles (1)              $  3,835     $ 5,300     $ 4,625     $ 3,285     $ 2,515
Cumulative effects of changes in
  accounting principles                                    -           -           -           -           -
Net income/(loss)                                      3,835       5,300       4,625       3,285       2,515

TOTAL COMPANY DATA PER SHARE OF
  COMMON AND CLASS B STOCK  (2)
Income/(Loss) before cumulative effects
  of changes in accounting principles               $   4.11     $  5.48     $  4.53      $ 3.08     $  2.27
Income/(Loss)
  Assuming no dilution                                  4.11        5.48        4.53        3.08        2.27
  Assuming full dilution                                4.06        5.40        4.46        3.03        2.20
Cash dividends                                          1.50        1.15        0.79        0.56        0.40
Common stock price range (NYSE)
   . High                                             28 3/8      27 1/2      28 1/4      15 7/8       9 7/8
   . Low                                              20 3/4      19 1/8      14 1/4       9           6 3/4
Average number of shares of Common
  and Class B stock outstanding (in millions)            934         968       1,022       1,066       1,108

____________________
(1) 1989 includes an after-tax loss of $424 million from the sale of Rouge Steel Company.
(2) Share data have been adjusted to reflect stock dividends and stock splits.

SUMMARY OF OPERATIONS CONT.                            1994        1993        1992        1991        1990
                                                       ----        ----        ----        ----        ----
TOTAL COMPANY BALANCE SHEET
  DATA AT YEAR END
Assets
  Automotive                                        $ 68,371     $ 61,737   $ 57,170    $ 52,397    $ 50,824
  Financial Services                                 150,983      137,201    123,375     122,032     122,839
    Total Assets                                    $219,354     $198,938   $180,545    $174,429    $173,663
Long-term debt
  Automotive                                        $  7,103     $  7,084   $  7,068    $  6,539    $  4,553
  Financial Services                                  58,104       47,900     42,369      43,680      40,779
Stockholders' equity  (3)                             21,659       15,574     14,753      22,690      23,238

TOTAL COMPANY FACILITY
  AND TOOLING DATA
Capital expenditures for facilities
  (excluding special tools)                         $  5,236     $  4,339   $  3,613    $  3,611    $  4,702
Depreciation                                           7,207        5,456      4,658       3,956       3,185
Expenditures for special tools                         3,310        2,475      2,177       2,236       2,556
Amortization of special tools                          2,129        2,012      2,097       1,822       1,695

TOTAL COMPANY EMPLOYEE
  DATA -- WORLDWIDE
Payroll                                             $ 15,785     $ 13,750   $ 13,754    $ 12,850    $ 14,014
Total labor costs                                     22,896       20,065     19,850      17,998      18,962
Average number of employees                          337,778      321,925    325,333     331,977     369,547

TOTAL COMPANY EMPLOYEE
  DATA -- U.S. OPERATIONS
Payroll                                             $ 10,396     $  8,888   $  8,015    $  7,389    $  8,309
Average number of employees                          180,460      166,593    158,377     156,079     180,104
Average hourly labor costs  (4)
  Earnings                                          $  21.81     $  20.94   $  19.92    $  19.10    $  18.44
  Benefits                                             19.12        18.12      19.24       17.97       14.12

  Total hourly labor costs                          $  40.93     $  39.06   $  39.16    $  37.07    $  32.56


SUMMARY OF OPERATIONS                                  1989        1988        1987      1986        1985
                                                       ----        ----        ----      ----        ----
TOTAL COMPANY BALANCE SHEET
  DATA AT YEAR END
Assets
  Automotive                                        $ 45,819     $ 43,128     $ 39,734   $ 34,021     $ 29,297
  Financial Services                                 115,074      100,239       76,260     59,211       45,797
    Total Assets                                    $160,893     $143,367     $115,994   $ 93,232     $ 75,094
Long-term debt
  Automotive                                        $  1,137     $  1,336     $  2,058   $  2,467     $  2,459
  Financial Services                                  37,784       30,777       26,009     19,128       13,753
Stockholders' equity  (3)                             22,728       21,529       18,493     14,860       12,269

TOTAL COMPANY FACILITY
  AND TOOLING DATA
Capital expenditures for facilities
  (excluding special tools)                         $  4,412     $  3,148     $  2,415   $  2,179     $  2,385
Depreciation                                           2,720        2,458        2,107      1,859        1,559
Expenditures for special tools                         2,354        1,634        1,343      1,285        1,417
Amortization of special tools                          1,509        1,335        1,353      1,293          948

TOTAL COMPANY EMPLOYEE
  DATA -- WORLDWIDE
Payroll                                             $ 13,327     $ 13,010     $ 11,670   $ 11,290     $ 10,175
Total labor costs                                     18,152       18,108       16,567     15,610       14,033
Average number of employees                          366,641      358,939      350,320    382,274      369,314

TOTAL COMPANY EMPLOYEE
  DATA -- U.S. OPERATIONS
Payroll                                             $  8,650     $  8,473     $  7,762   $  7,704     $  7,213
Average number of employees                          188,286      185,540      180,838    181,476      172,165
Average hourly labor costs  (4)
  Earnings                                          $  17.77     $  17.39     $  16.50   $  16.12     $  15.70
  Benefits                                             13.21        13.07        12.38      11.01        10.75

  Total hourly labor costs                          $  30.98     $  30.46     $  28.88   $  27.13     $  26.45

____________________
(3) The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.
(4)     Per hour worked (in dollars).  Excludes data for subsidiary companies.

SUMMARY OF VEHICLE SALES  (5)
(UNITS IN THOUSANDS)                           1994         1993         1992         1991         1990         1989
                                               ----         ----         ----         ----         ----         ----
NORTH AMERICA  (6)
   CARS
    United States                             2,077        1,950        1,841        1,605        1,847        2,186
    Canada                                      124          130          128          154          143          189
    Mexico                                       49           51           67           55           51           47

    TOTAL CARS                                2,250        2,131        2,036        1,814        2,041        2,422

   TRUCKS
    United States                             2,199        1,874        1,520        1,260        1,420        1,523
    Canada                                      156          126          108          104          114          138
    Mexico                                       42           39           59           57           37           40

    TOTAL TRUCKS                              2,397        2,039        1,687        1,421        1,571        1,701

    TOTAL NORTH AMERICA                       4,647        4,170        3,723        3,235        3,612        4,123


OUTSIDE NORTH AMERICA
    Germany                                     938          831          924          969          980        1,023
    Britain                                     463          422          473          482          481          516
    Spain                                       302          211          311          341          335          310
    Australia                                   130          127          120          109          157          159
    Taiwan                                       86          114          114          103          104          100
    Japan                                        34           53           67           96          108           91
    Other Countries  (7)                         39           37           35           20           19           15

    TOTAL OUTSIDE NORTH AMERICA               1,992        1,795        2,044        2,120        2,184        2,214

TOTAL WORLDWIDE -- CARS AND TRUCKS            6,639        5,965        5,767        5,355        5,796        6,337
TOTAL WORLDWIDE -- TRACTORS  (8)                  0            0            0           13           68           72
TOTAL WORLDWIDE FACTORY SALES                 6,639        5,965        5,767        5,368        5,864        6,409


SUMMARY OF VEHICLE SALES  (5)
(UNITS IN THOUSANDS)                           1988         1987         1986         1985
                                               ----         ----         ----         ----
NORTH AMERICA  (6)
   CARS
    United States                             2,377        2,171        2,094        1,941
    Canada                                      204          198          194          195
    Mexico                                       32           17           21           36

    TOTAL CARS                                2,613        2,386        2,309        2,172

   TRUCKS
    United States                             1,541        1,481        1,404        1,260
    Canada                                      145          151          127          120
    Mexico                                       31           18           23           34

    TOTAL TRUCKS                              1,717        1,650        1,554        1,414

    TOTAL NORTH AMERICA                       4,330        4,036        3,863        3,586


OUTSIDE NORTH AMERICA
    Germany                                   1,008          900          862          770
    Britain                                     507          484          438          422
    Spain                                       282          276          268          266
    Australia                                   136          134          143          177
    Taiwan                                       80           59           35           24
    Japan                                        62           51           44           39
    Other Countries  (7)                         39          120          268          268

    TOTAL OUTSIDE NORTH AMERICA               2,114        2,024        2,058        1,966

TOTAL WORLDWIDE -- CARS AND TRUCKS            6,444        6,060        5,921        5,552
TOTAL WORLDWIDE -- TRACTORS  (8)                 77           64           68           84
TOTAL WORLDWIDE FACTORY SALES                 6,521        6,124        5,989        5,636

____________________
   (5)  Includes units manufactured by other companies and sold by Ford.
   (6) Factory sales are shown by source of manufacture, except within North America. In North America, U.S. sales include exports from Canada, Mexico and Australia, Canadian sales include exports from the U.S. and Mexico and Mexican sales include exports from the U.S. and Canada
   (7) Unit sales for Brazil and Argentina are included through June 30, 1987. Excludes units sold by Autolatina, a joint venture in Brazil and Argentina in which Ford holds a 49% interest.
   (8)  Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.

                 FINANCIAL REVIEW OF FORD MOTOR COMPANY RESULTS

OVERVIEW

     The Company's worldwide net income in 1994 was a record $5,308 million, or $4.97 per share of Common and Class B Stock, compared with earnings of $2,529 million, or $2.27 per share in 1993. Fully diluted earnings per share were $4.44, compared with $2.10 a year ago. Sales and revenues totaled $128.4 billion in 1994, up 18% from 1993. Factory unit sales of cars and trucks were 6,639,000, up 674,000 or 11%.

     On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on the Company's outstanding Common and Class B Stock became effective. Earnings per share for prior periods have been restated to reflect the stock split.

     The Company's financial results in 1994 showed substantial improvement compared with 1993. Improvements in U.S. Automotive operations included the favorable effects of higher industry volume and improved margins. Automotive operations outside the U.S. also improved. The improvement reflected primarily higher unit volume, lower manufacturing costs, and improved margins in Europe. Earnings from Financial Services operations were down $105 million compared with 1993, which was more than explained by a $440 million write-off for the disposition of First Nationwide Bank, discussed below. The write-off was offset largely by substantially improved earnings at the other operations.

     The Company continued to strengthen its competitive position through cost reduction programs and the development of new products. In 1994, capital spending for new products and facilities was up $1.7 billion from 1993. Automotive debt at the end of 1994 was $7.3 billion, down $0.7 billion from year-end 1993. Cash and marketable securities for the Company's Automotive segment totaled $12.1 billion, up $2.3 billion from year-end 1993.

     In 1994, the Company announced a reorganization of its Automotive operations, called "Ford 2000." Ford 2000 is a fundamental change intended to provide customers with a wider array of vehicles in more markets, assure full competitiveness in vehicle design, quality and value, and substantially reduce the cost of operating Ford's automotive business. The new structure reduces duplication of effort and facilitates best practices around the world by merging Ford's North American Automotive Operations, European Automotive Operations, and Automotive Components Group into a single organization, Ford Automotive Operations. The new organization became effective on January 1, 1995.

Fourth Quarter of 1994

     In the fourth quarter of 1994, the Company's worldwide net income was $1,569 million or $1.47 per share of Common and Class B Stock, compared with $719 million, or $0.65 per share in the fourth quarter of 1993.

     Worldwide Automotive operations earned $1,085 million in the fourth quarter of 1994, compared with $297 million a year ago. U.S. Automotive operations earned $720 million in the fourth quarter of 1994, compared with $669 million a year ago. The improved results for U.S. Automotive operations reflected higher industry volume. Automotive operations outside the U.S. earned $365 million, compared with a loss of $372 million a year ago. The improvement for Automotive operations outside the U.S. reflected higher unit volumes and lower manufacturing costs in Europe, improved operating results and nonrecurrence of restructuring charges at Jaguar and Ford of Australia, and a one-time gain of $110 million from the recent devaluation of the Mexican peso. Ford's European Automotive operations (excluding Jaguar) earned $11 million in the fourth quarter compared with a loss of $143 million in 1993.

     Financial Services earned a record $484 million in the fourth quarter of 1994, compared with $422 million a year ago.

1994 RESULTS OF OPERATIONS

Automotive Operations

     Net income from Ford's worldwide Automotive operations was $3,824 million in 1994 on sales of $107.1 billion, compared with $940 million in 1993 on sales of $91.6 billion.

     In the U.S., Ford's Automotive operations earned $3,040 million on sales of $73 billion, compared with $1,482 million in 1993 on sales of $61.6 billion. Higher vehicle production, reflecting increased industry sales, accounted for most of the improvement. Improved margins, reflecting mainly favorable material costs, manufacturing efficiencies, and lower marketing costs, were offset partially by higher costs for new products and related facilities. Results in 1993 included the one-time favorable effect of tax legislation ($171 million) for the restatement of U.S. deferred tax balances, and the gain on the sale of Ford's North American automotive seating and seat trim business ($73 million).

     The U.S. economy continued to grow at a modest rate in 1994, helping to maintain interest rates and inflation at comparatively low levels. Full-year U.S. car and truck industry volumes increased from 14.2 million units in 1993 to 15.4 million units in 1994. Over 70% of the increase in industry sales was attributable to trucks (including minivans, compact utility vehicles, full-size pickups, and compact pickups). Ford's share of the U.S. car market was 21.6%, down half of a point from 1993, reflecting lower shares for Tempo and Topaz, which were discontinued in 1994. The Company's U.S. truck share was 30.1%, down 4/10 of a point from 1993, reflecting capacity constraints on Explorer.

     Outside the U.S., Ford's Automotive operations earned $784 million in 1994 on sales of $34.1 billion, compared with a loss of $542 million in 1993 on sales of $30 billion. The improvement reflected primarily higher unit volumes, lower manufacturing costs, and improved margins in Europe. Ford's European Automotive operations (excluding Jaguar) earned $388 million, compared with a loss of $407 million in 1993. Results outside the U.S. in 1993 included restructuring charges at Jaguar ($174 million) and at Ford of Australia ($57 million), offset partially by the favorable one-time effect of a reduction in German tax rates ($59 million).

     Car and truck industry sales in Europe were 13.2 million units in 1994, compared with 12.6 million units in 1993. Ford's European car market share was 11.8% in 1994, up 3/10 of a point from 1993. Ford's European truck share improved 2/10 of a point to 14.8%.

     Ford and Volkswagen AG have agreed on a separation process leading toward dissolution of their Autolatina joint venture in Brazil and Argentina by year-end 1995. Since it was formed in 1987, the joint venture has been a successful and profitable participant in these volatile markets. Recent industry volume growth in Brazil and Argentina, however, has resulted in somewhat lower Autolatina market shares -- primarily because of capacity limitations and increased competitive action. It is not known at this time what effect, if any, the dissolution of Autolatina will have on Ford's future earnings. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe.

Financial Services Operations

     The Company's Financial Services operations earned $1,484 million in 1994, down $105 million from 1993. The decline was more than explained by the charge to net income of $440 million in 1994 related to the disposition of First Nationwide Bank. This charge, however, was offset largely by record earnings at Ford Credit, The Associates, USL Capital, and the consolidation of results for Hertz. Results in 1993 included an unfavorable one-time effect of $31 million from tax legislation in the U.S.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of Ford Credit's 1994 results of operations. International operations managed by Ford Credit earned $241 million in 1994, up $42 million from 1993, reflecting primarily higher levels of earning assets and lower credit losses.

     The Associates earned a record $548 million in the U.S. in 1994, up $78 million from 1993. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates earned $76 million in 1994, up $38 million from 1993, reflecting primarily higher levels of earning assets.

     USL Capital earned a record $109 million in 1994, up $32 million from 1993. The increase reflected higher earning assets, lower operating costs, and the nonrecurrence of the one-time tax adjustment in 1993 for increased U.S. tax rates. American Road earned $58 million in 1994, compared with $79 million in 1993. The decrease reflected primarily reduced investment income from capital gains.

     In April 1994, Hertz became a wholly-owned subsidiary of Ford. In 1994, Financial Services net income included $92 million for Hertz. In 1993, Automotive net income included $26 million for Hertz (reflecting Ford's prior equity interest).

     On September 30, 1994, substantially all of the assets of First Nationwide Bank, since known as Granite Savings Bank (the "Bank"), were sold to, and substantially all of the Bank's liabilities were assumed by, First Madison Bank, FSB ("First Madison"). The Bank is a wholly-owned subsidiary of Granite Management Corporation (formerly First Nationwide Financial Corporation) ("Granite"), which in turn is a wholly-owned subsidiary of Ford. In 1994, Granite incurred a loss of $484 million including a charge of $440 million related to the disposition of the Bank, reflecting the nonrecovery of goodwill and reserves for estimated losses on assets not included in the sale. Granite incurred a loss of $55 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations

     Cash and marketable securities of the Company's Automotive operations were $12.1 billion at December 31, 1994, up $2.3 billion from December 31, 1993.
The Company paid $1.2 billion in cash dividends on its capital stock and contributed $1.7 billion to its U.S. pension plans and $300 million to its non-U.S. plans during 1994.

     Automotive capital expenditures were $8.3 billion in 1994, up $1.6 billion from 1993. During the next several years, the pace of spending for product change at Ford is expected to be at similar or higher levels.

     At December 31, 1994, Automotive debt totaled $7.3 billion, which was 25% of total capitalization (stockholders' equity and Automotive debt), compared with $8 billion, or 34% of total capitalization, at year-end 1993.

     At December 31, 1994, Ford (parent company only) had long-term contractually committed credit agreements in the U.S. under which $5.9 billion is available from various banks at least through June 30, 1999. The entire $5.9 billion may be used, at Ford's option, by either Ford or Ford Credit. As of December 31, 1994, these facilities were unused.

     Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.5 billion. These facilities are available in varying amounts from 1995 through 1999; less than 1% was used at December 31, 1994.


FINANCIAL SERVICES OPERATIONS

     The Financial Services operations rely heavily on their ability to raise substantial amounts of funds in capital markets in addition to collections on loans and retained earnings. The levels of funds for certain Financial Services operations are affected by certain transactions with Ford, such as capital contributions, dividend payments and the timing of payments for income taxes. Their ability to obtain funds also is affected by their debt ratings which, for certain operations, are closely related to the financial condition and outlook for Ford and the nature and availability of support facilities, such as revolving credit and receivables sales agreements.

     For information relating to Ford Credit's liquidity and capital resources, see "Business of Ford Credit -- Borrowings and Other Sources of Funds" and Item
7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, at December 31, 1994, international subsidiaries and other credit operations managed by Ford Credit had $8.1 billion of
contractually committed support facilities available outside the U.S.   At
December 31, 1994, approximately 12% of these  facilities  were in use.

     At December 31, 1994, Ford Holdings had outstanding debt of $1.9 billion, all of which was long term. All of the Ford Holdings debt held by nonaffiliated persons is guaranteed by Ford. Ford Holdings had no contractually committed lines of credit at December 31, 1994. In 1994, Ford Holdings sold 2,000 shares of its Series D Cumulative Preferred Stock having an aggregate liquidation preference of $200 million, and sold 2,150 shares of its Flexible Rate Auction Preferred Stock, Series L, M, and N, having an aggregate liquidation preference of $215 million.

     At December 31, 1994, The Associates had contractually committed lines of credit with banks of $3.8 billion, with various maturities ranging from January 4, 1995 to December 31, 1995, none of which were utilized at December 31, 1994. Also, at December 31, 1994, The Associates had $4.4 billion of contractually committed revolving credit facilities with banks, with maturity dates ranging from February 1, 1995 through January 1, 2000, and $1 billion of contractually committed receivables sale facilities, $500 million of which are available through April 30, 1995 and $500 million of which are available through April 15, 1997; none of these facilities were in use at December 31, 1994. At December 31, 1994, foreign operations managed by The Associates had approximately $260 million of contractually committed support facilities available outside the U.S., of which about 20% were in use at December 31, 1994.

     At December 31, 1994, USL Capital had $1.5 billion of contractually committed credit facilities, 69% of which are available through September 1999. These facilities included $120 million of contractually committed receivables sale facilities, of which 100% were in use at December 31, 1994. At December 31, 1994, foreign operations managed by USL Capital had approximately $30 million of contractually committed support facilities available outside the U.S., of which about 84% were in use at December 31, 1994.

     American Road's principal sources of funds are insurance premiums, annuity deposits and investment income. American Road had no debt or credit lines at December 31, 1994.

     At December 31, 1994, Hertz had $2 billion of contractually committed credit facilities in the U.S., none of which were utilized at December 31, 1994. These facilities included $750 million and $1 billion of agreements with banks, which mature June 30, 1995 and June 30, 1999, respectively, and a $250 million revolving credit facility with Ford. At December 31, 1994, Hertz' foreign operations had approximately $488 million of contractually committed support facilities available outside the U.S., of which about 75% were in use at December 31, 1994.

Accounting Changes

     The Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board is considering an accounting issue that, depending on its outcome, could result in a significant one-time effect on Ford's reported financial results, but not its cash flow. The issue concerns timing of revenue recognition where a manufacturer sells a product to a dealer who in turn enters into an operating lease for the product with a retail customer, and the lease and title to the product are then sold by the dealer to the manufacturer (or a finance subsidiary of the manufacturer). Ford recognizes revenue upon the sale of vehicles to dealers, including vehicles that ultimately are leased under Ford Credit's retail leasing program. If the EITF decides that later timing of revenue recognition is required, Ford likely would be required to defer a substantial amount of revenue and income from these transactions, but without any impact on cash flow.

ITEM 2. FORD CREDIT PROPERTIES

     Substantially all of Ford Credit's branch operations presently are being conducted from leased properties. At December 31, 1994, Ford Credit's aggregate
obligation under leases of real property was $51.8 million.   In 1990, Ford
Credit purchased from Ford its central office building in Dearborn, Michigan.

ITEM 3. FORD CREDIT LEGAL PROCEEDINGS

     Various legal actions, governmental proceedings, and other claims are pending or may be instituted or asserted in the future against Ford Credit and its subsidiaries.

     Ford Credit is a defendant in actions asserting claims under the antitrust laws and the Automobile Dealers' Day in Court Act resulting from Ford Credit's termination of financing relationships with former automobile dealers, and actions alleging violations of various state and federal regulatory laws concerning financing and insurance, based upon technical interpretations of their requirements. Some of these matters involve or may involve class actions, compensatory, punitive or treble damage claims and attorneys fees in very large amounts, or other requested relief which, if granted, would require very large expenditures.

     The Federal Trade Commission and the Department of Justice have advised Ford that they are investigating the retail financing credit practices of Ford and Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B thereunder.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All shares of the registrant's Common Stock are owned by Ford and, accordingly, there is no market for such stock. During 1994, Ford Credit declared and paid to Ford cash dividends of $364 million. Dividends also were paid to Ford in 1993, 1992 and 1991. Ford Credit may pay additional dividends from time to time depending on Ford Credit's receivables levels, capital requirements, and profitability.

ITEM 6.  SELECTED FINANCIAL DATA

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

SELECTED INCOME STATEMENT DATA (IN MILLIONS)

                                               1994         1993         1992           1991          1990
                                               ----         ----         ----           ----          ----
Financing revenue
  Operating leases  . . . . . . . . .      $   5,343     $   3,603    $    2,353    $   1,286     $     768
  Retail  . . . . . . . . . . . . . .          3,232         3,305         3,347        3,753         3,864
  Wholesale   . . . . . . . . . . . .            964           679           713        1,102         1,116
  Diversified   . . . . . . . . . . .            120           144           200          271           328
  Other   . . . . . . . . . . . . . .            268           221           221          289           604
                                           ---------     ---------    ----------    ---------     ---------
Total finance revenue . . . . . . . .          9,927         7,952         6,834        6,701         6,680

Investment and other income . . . . .            462           386           239          301           178
                                           ---------     ---------    ----------    ---------     ---------
Total revenue . . . . . . . . . . . .         10,389         8,338         7,073        7,002         6,858

Interest expense  . . . . . . . . . .          3,541         2,919         3,076        3,792         4,292
Depreciation on operating
  leases  . . . . . . . . . . . . . .          3,910         2,676         1,653        1,030           558
Provision for credit losses . . . . .            247           270           418          578           656
Operating expenses  . . . . . . . . .            925           796           758          718           734
                                           ---------     ---------    ----------    ---------     ---------
Total expenses  . . . . . . . . . . .          8,623         6,661         5,905        6,118         6,240
                                           ---------     ---------    ----------    ---------     ---------
Equity in net income of
  affiliated companies  . . . . . . .            233           198           155          191           145
                                           ---------     ---------    ----------    ---------     ---------
Income before income taxes
  and cumulative effects of
  changes in accounting
  principles  . . . . . . . . . . . .          1,999         1,875         1,323        1,075           763
Provision for income taxes  . . . . .            675           673           425          324           200
Minority interest . . . . . . . . . .             11             8             6            2            --
                                           ---------     ---------    ----------    ---------     ---------

Income before cumulative
  effects of changes in
  accounting principles   . . . . . .          1,313         1,194           892          749           563
Cumulative effects of changes
  in accounting principles  . . . . .             --            --           147           --            --
                                           ---------     ---------    ----------    ---------     ---------
Net income  . . . . . . . . . . . . .      $   1,313     $   1,194     $   1,039     $    749      $    563
                                           =========     =========     =========     ========      ========

Net income from financing
  operations  . . . . . . . . . . . .      $   1,080     $     996    $      737    $     558     $     418
Net income from affiliated
  companies   . . . . . . . . . . . .            233           198           155          191           145
Cumulative effects of changes
      in accounting principles  . . .             --            --           147           --            --
Cash dividends  . . . . . . . . . . .            364           250           600          650           100
Return on Equity  . . . . . . . . . .           20.9%         22.0%         21.2%        15.8%         12.0%
Earnings-to-fixed charges
      ratio   . . . . . . . . . . . .           1.49          1.56          1.37         1.23          1.14
- ----------

                   SELECTED BALANCE SHEET DATA (IN BILLIONS)



                                        1994         1993            1992        1991           1990
                                        ----         ----            ----        ----           ----
Finance Receivables
   Retail   . . . . . . . . . .       $40.6         $38.6           $35.6       $ 33.3         $36.2
   Wholesale  . . . . . . . . .        15.2          11.7            10.1         11.5          12.7
   Diversified  . . . . . . . .         2.7           2.6             2.9          4.3           4.8
   Other    . . . . . . . . . .         4.3           3.7             3.4          3.4           6.4
                                      -----         -----           -----       ------         -----

Total finance receivables . . .        62.8          56.6            52.0         52.5          60.1
   Deduct:   Unearned income  .        (5.2)         (5.1)           (5.1)        (5.0)         (6.2)
             Allowance for
             credit losses  . .        (0.7)         (0.7)           (0.8)        (0.7)         (0.8)
                                      -----         -----           -----       ------         -----

Finance receivables, net  . . .       $56.9         $50.8           $46.1       $ 46.8         $53.1
                                      =====         =====           =====       ======         =====



Operating leases, net . . . . .       $20.0         $12.6           $ 7.7       $  4.3         $ 2.5
                                      =====         =====           =====       ======         =====

Assets
   Financing operations   . . .       $81.9         $68.4           $58.0       $ 55.9         $58.0
   Equity in net assets of
      affiliated companies  . .         1.3           1.2             1.0          1.0           1.0
                                      -----         -----           -----       ------         -----

Total Assets  . . . . . . . . .       $83.2         $69.6           $59.0        $56.9         $59.0
                                      =====         =====           =====       ======         =====

CAPITALIZATION (IN BILLIONS)

Debt payable within one year  .       $39.1         $33.4           $28.5       $ 25.3         $29.2
Debt payable after one year
   Senior   . . . . . . . . . .        31.3          25.4            21.5         22.9          21.7
   Subordinated and other   . .          --            --              --          0.1           0.1
                                      -----         -----           -----       ------         -----

Total debt payable after
   one year   . . . . . . . . .        31.3          25.4            21.5         23.0          21.8
                                      -----         -----           -----       ------         -----

Total debt  . . . . . . . . . .        70.4          58.8            50.0         48.3          51.0
Stockholder's equity  . . . . .         6.7           5.8             4.9          4.7           4.9
                                      -----         -----           -----       ------         -----

Total capital . . . . . . . . .       $77.1         $64.6           $54.9        $53.0         $55.9
                                      =====         =====           =====       ======         =====

Debt-to-equity ratio (to 1) . .        10.6          10.1            10.2         10.3          10.4
Debt payable within one
   year as percent of
   total capital  . . . . . . .       50.7 %        51.7 %          51.9 %       47.7 %        52.2 %

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The principal factors that influence the earnings of Ford Credit are interest margins, the levels of finance receivables and net investment in operating leases, and its investment in, and profitability of, Ford Holdings, Inc. ("Ford Holdings").

     Net interest margins reflect the difference between interest rates earned on finance receivables, including operating leases net of depreciation, ("yields") and the rates paid on borrowed funds. Yields on most receivables and operating leases generally are fixed at the time the contracts are acquired. On some receivables, primarily wholesale financing, yields vary with changes in short-term interest rates. Borrowed funds include short-term debt, the cost of which reflects changes in short-term interest rates, and long-term debt, the cost of which generally is fixed at the time of the debt placement. Interest-rate swap agreements are used to hedge movements in interest rates related to borrowings and to manage the match between the interest rates of assets and liabilities.

     The levels of finance receivables and net investment in operating leases depend primarily on the volume of Ford Motor Company vehicle sales, the extent to which Ford Credit provides the wholesale and retail financing of those sales, and sales of receivables. Ford periodically sponsors special financing programs that are available exclusively through Ford Credit which provide payments to Ford Credit for interest supplements and other support costs on certain financing and leasing transactions. These programs can increase Ford Credit's financing volume of Ford Motor Company vehicles.

RESULTS OF OPERATIONS

     1994 COMPARED WITH 1993

     Ford Credit's consolidated net income in 1994 was $1,313 million, up $119 million or 10% from 1993. Net income from financing operations in 1994 was $1,080 million, up $84 million or 8% from 1993. The increase in financing profits was more than accounted for by higher financing volumes, a one-time gain from the sale of Ford Credit's investment in Manheim Auto Auctions, the non-recurrence of the effect of the 1993 U.S. tax rate increase, gains on used service vehicles and repurchased fleet-account vehicles sold at auction, improved credit losses and improved operating costs. Lower net interest margins and lower gains from sales of receivables were a partial offset.

     Continuing the trend of favorable credit loss experience, credit losses as a percent of average finance receivables including net investment in operating leases were 0.30% in 1994 ($229 million) compared with 0.35% in 1993 ($228 million). The credit loss coverage ratio for 1994 was 4.0, the same as the prior year. The decline in net interest margins reflects the lower portfolio yields on finance receivables and net investment in operating leases, and an increase in net U.S. portfolio borrowing rates from 5.3% in 1993 to 5.4% in 1994.

     For 1994, equity in net income of affiliated companies (primarily Ford Holdings) was $233 million compared with $198 million last year. The increase reflected higher Ford Holdings net income available to common shareholders. At December 31, 1994, Ford Credit owned about 45% of Ford Holdings common stock, representing about 34% of the voting power.

     Total gross finance receivables and net investment in operating leases at December 31, 1994 were $82.8 billion, up $13.6 billion or 20% from a year earlier. The higher financing volume reflects primarily an increase in operating leases and higher wholesale receivables. Depreciation expense in 1994 was $3,910 million, up $1,234 million or 46% from 1993. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned on the lease contracts.

     For 1994, Ford Credit financed 36.6% of all new cars and trucks sold by Ford Motor Company dealers in the U.S. compared with 38.5% in 1993. The decrease primarily resulted from lower levels of daily rental car financing. Ford Credit provided retail customers with financing for 2,347,000 new and used vehicles in the United States. Ford Credit provided wholesale financing for a record 81.5% of Ford Motor Company U.S. factory sales in 1994 compared with 81.4% in 1993.


     1993 COMPARED WITH 1992

     Ford Credit's consolidated net income in 1993 was $1,194 million, up $155 million or 15% from 1992. Excluding a one-time gain resulting from the net effect of the adoption of new accounting standards for income taxes and postretirement benefits in 1992, net income was up $302 million or 34% from the prior year. The following comparison of 1993 results with 1992 results excludes the one-time net gain associated with the accounting changes.

     Net income from financing operations was $996 million, up $259 million or 35% from the prior year. The increase in financing profits was more than accounted for by higher financing volumes, lower credit losses and higher net income from gains on sales of retail automotive receivables, partially offset by the increase in U.S. income taxes and lower net interest margins.

     Lower credit losses reflect lower losses per repossession and fewer repossessions. Actual credit losses were $228 million (0.35% of average finance receivables including net investments in operating leases) compared with $343 million (0.60%) in 1992. The credit loss coverage ratio for 1993 was
4.0 compared with 2.7 in the prior year. The decline in net interest margins, including depreciation on operating leases, reflects primarily the decline in net U.S. borrowing rates from 6.3% in 1992 to 5.3% in 1993, more than offset by lower yields on finance receivables and net investment in operating leases.

     For 1993, equity in net income of affiliated companies (primarily Ford Holdings) was $198 million, up $43 million from 1992. The increase reflected higher Ford Holdings net income available to common shareholders, partially offset by a reduction in Ford Credit's ownership of Ford Holdings common stock. The reduction in ownership was the result of a dividend paid in 1992 to Ford in the form of Ford Holdings commons stock. At December 31, 1993, Ford Credit owned about 45% of Ford Holdings common stock, representing about 34% of the voting power.

     Total gross finance receivables and net investment in operating leases at December 31, 1993 were $69.2 billion, up $9.5 billion (16%) from a year earlier. The higher financing volume reflects primarily an increase in operating leases and higher wholesale receivables. Depreciation expense on operating leases in 1993 was $2,676 million, up $1,023 million or 62% from 1992. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned on the lease contracts.

     For 1993, Ford Credit financed 38.5% of all new cars and trucks sold by Ford Motor Company dealers in the U.S. compared with 37.7% in 1992. Ford Credit provided retail financing for 2,246,000 new and used vehicles in the United States. Ford Credit provided wholesale financing for 81.4% of Ford Motor Company U.S. factory sales in 1993 compared with 77.6% in 1992.

     Additional information called for by Item 7 is incorporated herein by reference from Item 1 -- Business -- "Business of Ford Credit -- Credit Loss Experience", "Business of Ford Credit -- Borrowings and Other Sources of Funds", "Ford Holdings" and "Certain Transactions with Ford and Affiliates", and Item 8
- -- "Financial Statements and Supplementary Data".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Item 8 is set forth at pages FC-1 through FC-27 of this Form 10-K Report, is incorporated herein by reference and is listed in the Index to Financial Statements as set forth in Item 14(a)(1) and 14(a)(2).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

Report of Independent Accountants

Ford Motor Credit Company and Subsidiaries

     Consolidated Statement of Income and of Earnings Retained for Use in the Business for the Years Ended December 31, 1994, 1993 and 1992.

     Consolidated Balance Sheet, December 31, 1994 and 1993.

     Consolidated Statement of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992.

     Notes to Financial Statements.

     The financial statements and notes to financial statements listed above are incorporated by reference in Item 8 of this Report from pages FC-1 through FC-27 of this Form 10-K Report.

     Information regarding significant restrictions on the ability of subsidiaries to transfer funds to the registrant, and condensed financial information of the registrant are omitted because the amounts related to such restrictions are not sufficient to require submission.

(a) 2.    Financial Statement Schedules

     Schedules have been omitted because the subject matter is disclosed elsewhere in the financial statements and notes thereto, is not required, is not present, or is not present in amounts sufficient to require submission.

(a) 3.    Exhibits

                 DESIGNATION               DESCRIPTION                               METHOD OF FILING
                 -----------               -----------                               ----------------
                 EXHIBIT 3-A               Restated Certificate of                   Filed as Exhibit 3-A to Ford Motor Credit
                                           Incorporation of Ford Motor               Company Report on Form 10-K for the year
                                           Credit Company.                           ended December 31, 1987 and incorporated
                                                                                     herein by reference.  File No. 1-6368.

                 EXHIBIT 3-B               By-Laws of Ford Motor Credit              Filed as Exhibit 3-B to Ford Motor Credit
                                           Company as amended through March          Company Report
                                           2, 1988.                                  on Form 10-K for the year ended December
                                                                                     31, 1987 and  incorporated herein by
                                                                                     reference. File No. 1-6368.

                 EXHIBIT 4-A               Form of Indenture dated as of             Filed as Exhibit 4-A to Ford
                                           August 1, 1984 between Ford Motor         Motor Credit Company Registration
                                           Credit Company and The Chase              Statement No. 2-92561 and incorporated
                                           Manhattan Bank (National                  herein by reference.
                                           Association) relating to Debt
                                           Securities.

                 EXHIBIT 4-A-1             Form of First Supplemental                Filed as Exhibit 4-C to Ford Motor Credit
                                           Indenture dated August 15, 1986           Company Registration Statement No. 33-8126
                                           between Ford Motor Credit Company         and incorporated herein by reference.
                                           and The Chase Manhattan Bank
                                           (National Association)
                                           supplementing the Indenture
                                           designated as Exhibit 4-A.

                 EXHIBIT 4-A-2             Form of Second Supplemental               Filed as Exhibit 4-B to Ford Motor Credit
                                           Indenture dated as of October 15,         Company Current  Report on Form 8-K dated
                                           1986 between Ford Motor Credit            October 17, 1986 and incorporated herein
                                           Company and The Chase Manhattan           by reference. File No. 1-6368.
                                           Bank (National Association)
                                           supplementing the Indenture
                                           designated as Exhibit 4-A.

                 EXHIBIT 4-B               Form of Indenture dated as of             Filed as Exhibit 4-A to Ford Motor Credit
                                           February 1, 1985 between Ford             Company Registration Statement No. 2-95568
                                           Motor Credit Company and                  and incorporated herein by reference.
                                           Manufacturers Hanover Trust
                                           Company relating to Debt
                                           Securities.

                 EXHIBIT 4-B-1             Form of First Supplemental                Filed as Exhibit 4-B to Ford Motor Credit
                                           Indenture dated as of April 1,            Company Current Report on Form 8-K dated
                                           1986 between Ford Motor Credit            April 29, 1986 and incorporated herein by
                                           Company and Manufacturers Hanover         reference.  File No. 1-6368.
                                           Trust Company supplementing the
                                           Indenture designated as Exhibit
                                           4-B.

                 DESIGNATION               DESCRIPTION                               METHOD OF FILING
                 -----------               -----------                               ----------------
                 EXHIBIT 4-B-2             Form of Second Supplemental               Filed as Exhibit 4-B to Ford Motor Credit
                                           Indenture dated as of September           Company Current Report on Form 8-K dated
                                           1, 1986 between Ford Motor Credit         August 28, 1986 and incorporated herein by
                                           Company and Manufacturers Hanover         reference.  File No. 1-6368.
                                           Trust Company supplementing the
                                           Indenture designated as Exhibit
                                           4-B.

                 EXHIBIT 4-B-3             Form of Third Supplemental                Filed as Exhibit 4-E to Ford

                                           Indenture dated as of March 15,           Motor Credit Company Registration
                                           1987 between Ford Motor Credit            Statement No. 33-12928 and incorporated
                                           Company and Manufacturers Hanover         herein by reference.
                                           Trust Company supplementing the
                                           Indenture designated as Exhibit
                                           4-B.


                 EXHIBIT 4-B-4             Form of Fourth Supplemental               Filed as Exhibit 4-F to Post-
                                           Indenture dated as of April 15,           Effective Amendment No. 1 to
                                           1988 between Ford Motor Credit            Ford Motor Credit Company
                                           Company and Manufacturers Hanover         Registration No. 33-20081 and
                                           Trust Company supplementing the           incorporated herein by reference.
                                           Indenture designated as Exhibit
                                           4-B.

                 EXHIBIT 4-B-5             Form of Fifth Supplemental                Filed as Exhibit 4-G to Ford Motor Credit
                                           Indenture dated as of September           Company Registration Statement No.
                                           1, 1990 between Ford Motor Credit         33-36946 and incorporated hereby by
                                           Company and Manufacturers Hanover         reference.
                                           Trust Company supplementing the
                                           Indenture designated as Exhibit
                                           4-B.

                 EXHIBIT 4-C               Indenture dated as of November 1,         Filed as Exhibit 4-A to Ford Motor Credit
                                           1987 between Ford Motor Credit            Company Current Report on Form 8-K dated
                                           Company and Continental Bank,             December 10, 1990 and incorporated herein
                                           National Association relating to          by reference. File No. 1-6368.
                                           Debt Securities.

                 EXHIBIT 4-D               Indenture dated as of August 1,           Filed as Exhibit 4-A to Ford Motor Credit
                                           1994 between Ford Motor Credit            Company Registration Statement No. 33-
                                           Company and First Fidelity Bank,          55237.
                                           National Association relating to
                                           Debt Securities.

                 DESIGNATION               DESCRIPTION                               METHOD OF FILING
                 -----------               -----------                               ----------------
                 EXHIBIT 10-J              Copy of Amended and Restated              Filed as Exhibit 10-J to Ford Motor Credit
                                           Profit Maintenance Agreement              Company Report on Form 10-K for the year
                                           dated as of July 1, 1993 between          ended December 31, 1993 and incorporated
                                           Ford Motor Credit Company and             herein by reference.  File No. 1-6368.
                                           Ford Motor Company.

                 EXHIBIT 10-X              Copy of Agreement dated as of             Filed as Exhibit 10-X to Ford
                                           February 1, 1980 between Ford             Motor Credit Company Report on Form 10-K
                                           Motor Company and Ford Motor              for the year ended December 31, 1980 and
                                           Credit Company.                           incorporated herein by reference. File No.
                                                                                     1-6368.

                 EXHIBIT 12-A              Calculation of Ratio of Earnings          Filed with this Report.
                                           to Fixed Charges of Ford Credit.

                 EXHIBIT 12-B              Calculation of Ratio of Earnings          Filed with this Report.
                                           to Combined Fixed Charges and
                                           Preferred Stock Dividends of
                                           Ford.


                 EXHIBIT 23                Consent of Independent                    Filed with this Report.
                                           Accountants.

                 EXHIBIT 24                Powers of Attorney.                       Filed with this Report.

     Instruments defining the rights of holders of certain issues of long-term debt of the registrant have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the registrant. The registrant agrees to furnish a copy of each of such instruments to the Commission upon request.

(b) Reports on Form 8-K

     Ford Credit filed the following Reports on Form 8-K during the quarter ended December 31, 1994, none of which contained financial statements:


DATE OF REPORT                                            ITEM
- --------------                                            ----
October 17, 1994  . . . . . . . . . . . . .       Item 5 -- Other Events
October 31, 1994  . . . . . . . . . . . . .       Item 5 -- Other Events
December 9, 1994  . . . . . . . . . . . . .       Item 5 -- Other Events

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Ford Motor Credit Company

                            By     WILLIAM E. ODOM*
                           (William E. Odom, Chairman
                           of the Board of Directors)

                             Date:  March  21, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    SIGNATURE                                           TITLE                        DATE
    ---------                                           -----                        ----
WILLIAM E. ODOM*                                Chairman of the Board of             March  21, 1995
                                                Directors and
- --------------------------------                Director (principal
(William E. Odom)                               executive officer)

KENNETH J. COATES*                              Director and Executive Vice          March  21, 1995
                                                President -- Finance
- --------------------------------                (principal financial officer)
(Kenneth J. Coates)

TERRENCE F. MARRS*                              Controller (principal                March  21, 1995
- --------------------------------                accounting officer)
(Terrence F. Marrs)

JOHN G. CLISSOLD*                               Director                             March  21, 1995
- --------------------------------
(John G. Clissold)

EDSEL B. FORD II*                               Director                             March  21, 1995
- --------------------------------
(Edsel B. Ford II)

DAVID N. McCAMMON*                              Director                             March  21, 1995
- --------------------------------
(David N. McCammon)

GREGORY C. SMITH*                               Director                             March  21, 1995
- --------------------------------
(Gregory C. Smith)

ROBERT D. WARNER*                               Director                             March  21, 1995
- --------------------------------
(Robert D. Warner)

KENNETH WHIPPLE*                                Director                             March  21, 1995
- --------------------------------
(Kenneth Whipple)

*By       HURLEY D. SMITH
- --------------------------------
    (Hurley D. Smith, Attorney-in-Fact)

                         INDEX TO FINANCIAL STATEMENTS


Ford Motor Credit Company and Subsidiaries


Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         FC-1

Consolidated Statement of Income and of Earnings
Retained for Use in the Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         FC-2

Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         FC-3

Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         FC-4

Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         FC-5



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have audited the consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at December 31, 1994 and 1993, and the related consolidated statements of income and of earnings retained for use in the business and cash flows for each of the three years in the period ended December 31, 1994.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Motor Credit Company and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 3, 10 and 11 to the consolidated financial statements, Ford Motor Credit Company changed its methods of accounting for postretirement health care benefits and income taxes in 1992.


COOPERS & LYBRAND  L.L.P.


Detroit, Michigan
January 27, 1995

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME AND OF EARNINGS
                        RETAINED FOR USE IN THE BUSINESS
                                (in millions)

                                                                FOR THE YEARS ENDED DECEMBER  31
                                                                --------------------------------
                                                                    1994             1993             1992
                                                                -----------      -----------      -----------
Financing revenue
   Operating leases                                             $    5,343.2     $     3,602.6    $     2,353.1
   Retail                                                            3,231.5           3,305.2          3,347.4
   Wholesale                                                           964.8             679.6            712.4
   Diversified                                                         119.8             143.9            199.8
   Other                                                               267.6             221.1            221.2
                                                                ------------     -------------    -------------

              Total financing revenue                                9,926.9           7,952.4          6,833.9

Investment and other income                                            462.4             386.0            239.4
                                                                ------------     -------------    -------------

              Total revenue                                         10,389.3           8,338.4          7,073.3

Expenses
   Depreciation on operating leases                                  3,910.0           2,675.7          1,652.6
   Interest expense                                                  3,540.8           2,919.3          3,076.5
   Operating expenses                                                  925.4             796.5            758.2
   Provision for credit losses                                         246.5             270.2            418.0
                                                                ------------     -------------    -------------

              Total expenses                                         8,622.7           6,661.7          5,905.3
                                                                ------------     -------------    -------------

Equity in net income of affiliated companies                           232.5             198.3            155.2
                                                                ------------     -------------    -------------
Income before income taxes and cumulative
   effects of changes in accounting principles                       1,999.1           1,875.0          1,323.2

Provision for income taxes                                             675.7             673.3            424.9
                                                                ------------     -------------    -------------

Income before minority interest and cumulative
   effects of changes in accounting principles                       1,323.4           1,201.7            898.3

Minority interest in net income of subsidiaries                         10.7               7.9              6.1
                                                                ------------     -------------    -------------

Income before cumulative effects of
   changes in accounting principles                                  1,312.7           1,193.8            892.2

Cumulative effects of changes in
   accounting principles                                                   -                 -            146.5
                                                                ------------     -------------    -------------

Net income                                                           1,312.7           1,193.8          1,038.7

Earnings retained for use in the business
   Beginning of year                                                 4,899.9           3,956.1          3,717.4
   Dividends
       Cash                                                           (364.0)           (250.0)          (600.0)
       Stock of Ford Holdings, Inc.                                        -                 -           (200.0)
                                                                ------------     -------------    -------------

              End of year                                       $    5,848.6     $     4,899.9    $     3,956.1
                                                                =============    =============    =============

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 (in millions)

                                                                                           DECEMBER 31
                                                                                -----------------------------
                                    ASSETS                                            1994            1993
                                                                                -------------   -------------
Cash and cash equivalents                                                       $      292.0     $      992.3

Investments in securities                                                            1,596.3          1,207.3

Finance receivables, net                                                            56,946.5         50,759.2

Notes and accounts receivable from affiliated
     companies                                                                         250.3            384.4

Equity in net assets of affiliated companies                                         1,346.5          1,201.9

Net investment, operating leases                                                    19,993.9         12,600.9

Other assets                                                                         2,799.0          2,508.8
                                                                                ------------     ------------
             Total assets                                                       $   83,224.5     $   69,654.8
                                                                                ============     ============


                     LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
   Accounts payable
     Trade, customer deposits, and
        dealer reserves                                                         $    1,326.5     $    1,079.2
     Affiliated companies                                                              496.0            261.9
                                                                                ------------     ------------
             Total accounts payable                                                  1,822.5          1,341.1

   Debt                                                                             70,440.4         58,798.7

   Deferred income taxes                                                             2,405.9          2,048.7

   Other liabilities and deferred income                                             1,495.6          1,394.6
                                                                                ------------     ------------
             Total liabilities                                                      76,164.4         63,583.1

Minority interest in net assets of subsidiaries                                        397.5            297.0

STOCKHOLDER'S EQUITY
   Capital stock, par value $100 a share, 250,000
        shares authorized, issued and outstanding                                       25.0             25.0
   Paid-in surplus (contributions by stockholder)                                      917.3            917.3
   Unrealized (loss)/gain on investments in
        securities, net of taxes                                                       (70.0)            17.8
   Foreign currency translation adjustments                                            (58.3)           (85.3)
   Earnings retained for use in the business                                         5,848.6          4,899.9
                                                                                ------------     ------------

             Total stockholder's equity                                              6,662.6          5,774.7
                                                                                ------------     ------------
             Total liabilities and stockholder's equity                         $   83,224.5     $   69,654.8
                                                                                ============     ============

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in millions)

                                                                                     FOR THE YEARS ENDED DECEMBER 31
                                                                     ------------------------------------------------
                                                                          1994             1993              1992
                                                                     -------------    -------------   ---------------
Cash flows from operating activities
   Net income                                                        $     1,312.7    $     1,193.8    $     1,038.7
   Adjustments to reconcile net income to
        net cash provided by operating
        activities
     Cumulative effects of changes in accounting
        principles                                                               -                -           (146.5)
     Provision for credit losses                                             246.5            270.2            418.0
     Depreciation and amortization                                         3,969.4          2,745.8          1,732.7
     Gain on sales of finance receivables                                    (11.4)           (92.5)            (0.1)
     Equity in net income of affiliates                                     (232.5)          (198.3)          (155.2)
     Deferred income taxes                                                   349.3            565.3            328.2
     Changes in the following items
        Other assets                                                        (186.6)          (327.0)          (169.3)
        Other liabilities                                                    625.4            229.1             20.3
     Other                                                                   (23.4)            27.4            (67.9)
                                                                     -------------    -------------    -------------

           Net cash provided by
               operating activities                                        6,049.4          4,413.8          2,998.9
                                                                     -------------    -------------    -------------

Cash flows from investing activities
   Purchase of finance receivables                                      (134,498.7)      (113,424.9)       (88,295.2)
   Collection of finance receivables                                     125,079.4        105,933.6         83,956.9
   Proceeds from sales of finance receivables                              3,105.1          2,521.3          3,349.6
   Purchase of operating lease vehicles                                  (14,842.5)        (9,908.0)        (6,464.0)
   Liquidation of operating lease vehicles                                 3,448.9          2,317.8          1,324.7
   Other                                                                    (484.6)            53.9            (97.2)
                                                                     -------------    -------------    -------------

           Net cash used in
               investing activities                                      (18,192.4)       (12,506.3)        (6,225.2)
                                                                     -------------    -------------    -------------

Cash flows from financing activities
   Proceeds from issuance of long-term debt                               10,721.1         12,934.9          6,517.0
   Principal payments on long-term debt                                   (8,035.7)        (6,326.2)        (7,348.1)
   Change in short-term debt, net                                          8,898.0          2,568.4          3,232.9
   Cash dividends paid                                                      (364.0)          (250.0)          (600.0)
   Other                                                                     225.4           (132.8)          (143.3)
                                                                     -------------    -------------    -------------

           Net cash provided by
               financing activities                                       11,444.8          8,794.3          1,658.5

Effect of exchange rate changes on
     cash and cash equivalents                                                (2.1)            (4.5)            (9.9)
                                                                     -------------    -------------    -------------

           Net change in cash and cash equivalents                          (700.3)           697.3         (1,577.7)

Cash and cash equivalents, beginning of year                                 992.3            295.0          1,872.7
                                                                     -------------    -------------    -------------

Cash and cash equivalents, end of year                               $       292.0    $       992.3    $       295.0
                                                                     =============    =============    =============

Supplementary cash flow information
   Interest paid                                                     $     3,494.2     $    2,871.6     $    3,198.2
   Taxes paid                                                                341.2            101.2              4.0


The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Ford Motor Credit Company ("Ford Credit") and its majority-owned domestic and foreign subsidiaries and joint ventures. Affiliates that are 20-50 percent owned, principally Ford Holdings, Inc. ("Ford Holdings"), are included in the consolidated financial statements on an equity basis. Ford Credit is a wholly owned subsidiary of Ford Motor Company ("Ford").

Unrealized gains or losses on investments in securities are reported in a separate component of stockholder's equity and relate principally to Ford Credit's equity interest in Ford Holdings' investment portfolio.

Revenue Recognition

Revenue from finance receivables is recognized using the interest (actuarial) method. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease.

Allowance for Credit Losses

Allowances for estimated credit losses are established as required based on historical experience. Other factors that affect collectibility also are evaluated and additional amounts may be provided. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Collateral held for resale included in other assets is carried at the lower of the recorded investment in the receivable or its estimated fair value at the date of repossession. Any difference between the recorded investment in the receivable or lease and the actual sales price of the underlying collateral is charged to the allowance for credit losses. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 1.  ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

Ford Credit has entered into agreements to manage exposures to fluctuations in interest rates and foreign exchange. These agreements are used to hedge exposure created by the difference in maturities of funding sources versus the average maturities of finance receivables and operating leases and to hedge debt denominated in foreign currencies. All instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of derivatives for speculative purposes.

Interest rate swap agreements are used to manage interest rate fluctuations. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense in the period. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the original agreement.

Foreign currency swap agreements are used to manage foreign exchange exposure. The differential paid or received on currency swaps is recognized as an adjustment to interest expense in the period. Gains and losses on the foreign currency swap agreements are recognized during the period of the related transactions.

Foreign Currency Translation

Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates with the effects of these translation adjustments being reported in a separate component of stockholder's equity. The change in this account results from translation adjustments recorded during the year.

Cash Equivalents

Ford Credit considers investments purchased with a maturity of three months or less to be cash equivalents.

Financial Statement Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with presentations adopted in 1994.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2.  MARKETABLE AND OTHER SECURITIES

Ford Credit adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The cumulative effect of this change in accounting principle on Ford Credit's financial statements was not material.

Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported in a separate component of stockholder's equity. Held-to-maturity securities are recorded at amortized cost. Equity securities which do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

The fair value of substantially all securities was estimated based on quoted market prices for those securities. For securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

                                                                                 GROSS          ESTIMATED
                                                             AMORTIZED         UNREALIZED          FAIR
                                                                 COST            LOSSES            VALUE
                                                             ------------    -------------    -------------
                                                                             (in millions)
Available-for-sale securities
- -----------------------------

Debt securities issued by the
   U.S. government and agencies                              $       4.8        $      -        $       4.8

Held-to-maturity securities
- ---------------------------

Municipal securities                                               687.5             5.7              681.8
Corporate debt securities                                           52.1             0.4               51.7
Redeemable preferred stock                                          40.0             0.1               39.9
                                                             -----------        --------        -----------

       Total held-to-maturity securities                           779.6             6.2              773.4
                                                             -----------        --------        -----------

       Total investments in securities with
          readily determinable fair values                         784.4             6.2              778.2

Other non-marketable equity securities                             811.9               -              811.9
                                                             -----------        --------        -----------

       Total investments in securities                       $   1,596.3        $    6.2        $   1,590.1
                                                             ===========        ========        ===========





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2. MARKETABLE AND OTHER SECURITIES (continued)

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1994, by contractual maturity, were as follows:

                                                          AVAILABLE-FOR-SALE            HELD-TO-MATURITY
                                                   ----------------------------  ---------------------------
                                                       AMORTIZED       FAIR          AMORTIZED      FAIR
                                                        COST           VALUE          COST          VALUE
                                                   -------------  -------------  -------------  ------------
                                                                        (in millions)
Due in one year or less                            $      -       $      -      $   60.3        $  60.2

Due after one year through five years                   4.5            4.5         146.1          146.1

Due after five years through ten years                  0.3            0.3         573.2          567.1
                                                   --------       --------      --------        -------

                                                   $    4.8       $    4.8      $  779.6        $ 773.4
                                                   ========       ========      ========        =======

Proceeds from sales of available-for-sale securities were $74.2 million in 1994.


NOTE 3.  EQUITY INVESTMENT IN FORD HOLDINGS

Ford Holdings' primary activities consist of consumer and commercial financing operations, insurance underwriting, and equipment leasing through its wholly owned subsidiaries, Associates First Capital Corporation, The American Road Insurance Company, and USL Capital Corporation (formerly United States Leasing International, Inc.).

In 1992, Ford Credit transferred $200 million of Ford Holdings' common stock to Ford as dividends.

At December 31, 1994 and 1993, Ford Credit owned 45% of the common stock representing 33.8% of the voting power of Ford Holdings. Ford owns the remaining common stock representing 41.2% of the voting power. The balance of the voting power is represented by preferred stock owned by persons other than Ford or Ford Credit.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 3.  EQUITY INVESTMENT IN FORD HOLDINGS (continued)

Condensed financial information of Ford Holdings as of December 31 was as follows:

                                                                  1994              1993             1992
                                                              ------------     -------------    -------------
                                                                               (in millions)
   INCOME STATEMENT
       Revenue                                                $    5,880.5     $     5,291.8    $     4,816.8
       Income before income taxes and
          cumulative effects of changes
          in accounting principles                                   940.5             830.6            588.0
       Cumulative effects of changes in
          accounting principles                                          -                 -             25.8*
       Net income                                                    609.3             511.4            382.9
       Preferred stock dividend requirements                          97.5              74.9             50.8
       Income available for common stockholders                      511.8             436.5            332.1

   BALANCE SHEET
       Assets
          Cash and investments in securities                  $    5,947.0     $     5,100.7
          Finance receivables, net                                29,361.7          24,376.6
          Accounts receivable (including affiliated
              companies) and other assets                          9,064.5           9,121.5
                                                              ------------     -------------

              Total assets                                    $   44,373.2     $    38,598.8
                                                              ============     =============

       Liabilities
          Accounts payable (including affiliated
              companies) and other liabilities                $    5,537.8     $     4,738.3
          Debt payable within one year                            16,054.9          13,802.1
          Long-term debt                                          17,765.1          15,767.7
                                                              ------------     -------------

              Total liabilities                                   39,357.8          34,308.1

       Stockholders' equity                                        5,015.4           4,290.7
                                                              ------------     -------------

              Total liabilities and stockholders'
                equity                                        $   44,373.2     $    38,598.8
                                                              ============     =============

Ford Credit's equity in the net assets of Ford Holdings at December 31, 1994 and 1993 was $1,342 million and $1,199 million, respectively.

*Ford Credit's equity in Ford Holdings' cumulative effects of changes in accounting principles related to postretirement benefits and income taxes in the amount of $11.6 million is included in Ford Credit's 1992 cumulative effects of changes in accounting principles.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 4.  FINANCE RECEIVABLES

Finance receivables at December 31 were as follows:

                                                                                     1994           1993
                                                                                 -----------    -----------
                                                                                       (in millions)
   Retail                                                                      $   40,566.6     $   38,609.3
   Wholesale                                                                       15,252.9         11,698.5
   Diversified                                                                      2,738.2          2,626.0
   Other                                                                            4,263.8          3,681.0
                                                                               ------------     ------------
                Total finance receivables                                          62,821.5         56,614.8
       Add:     Loan origination costs, net                                           155.6            125.4
       Less:    Unearned income                                                      (5,371.0)        (5,263.3)
                Allowance for credit losses                                          (659.6)          (717.7)
                                                                               ------------     ------------

                Finance receivables, net                                       $   56,946.5     $   50,759.2
                                                                               ============     ============

Included in finance receivables is a total of $1.3 billion owed by three customers with the largest receivable balances. During 1994, Ford Credit issued irrevocable standby letters of credit in the amount of $295 million on behalf of one of these customers. A major portion of these amounts are guaranteed by Ford.

Ford Credit periodically sells finance receivables under agreements which contain recourse provisions. Reserves for estimated losses under the recourse provisions are provided at the time of the sales based principally on historical loss experience. Ford Credit continues to service the sold receivables for a fee. Ford Credit's servicing portfolio relating to these finance receivables sales amounted to $8.1 billion and $6.7 billion at December 31, 1994 and 1993, respectively.

The maturities of finance receivables outstanding at December 31, 1994 were as follows:

                                                   DUE IN YEAR                        DUE
                                             ENDING DECEMBER 31                      AFTER
                                   ----------------------------------
                                         1995           1996           1997            1997       TOTAL
                                   -------------   ------------  ------------    ------------  ------------
                                                               (in millions)
   Retail                          $    15,099.5  $    11,407.3  $    8,345.8    $   5,714.0   $    40,566.6
   Wholesale                            15,252.9              -            -               -        15,252.9
   Diversified                             179.0          125.8        165.6         2,267.8         2,738.2
   Other                                 2,582.0          116.8        114.2         1,450.8         4,263.8
                                   -------------  -------------  -----------     -----------   -------------

                 Total             $    33,113.4  $    11,649.9  $    8,625.6    $   9,432.6   $    62,821.5
                                   =============  =============  ============    ===========   =============

It is Ford Credit's experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 4.  FINANCE RECEIVABLES (continued)

Installments, including interest, past-due 60 days or more and the aggregate receivable balances related to such past-due installments were as follows:

                                           DECEMBER 31, 1994                     DECEMBER 31, 1993
                                      ---------------------------          ----------------------------
                                      INSTALLMENTS       BALANCES          INSTALLMENTS       BALANCES
                                      ------------       --------          ------------       --------
                                                              (in millions)
   Retail                                  $   26.7         $  183.0         $   10.2         $   97.7
   Diversified                                  5.4              8.0             12.9             56.1
   Other                                        1.0              6.9             23.4             95.3
                                           --------         --------         --------         --------

                 Total                     $   33.1         $  197.9         $   46.5         $  249.1
                                           ========         ========         ========         ========

Included in retail and diversified receivables are investments in direct financing and leveraged leases related to the leasing of motor vehicles and various types of transportation and other equipment:

                                                                                      1994           1993
                                                                                 -----------    ------------
                                                                                       (in millions)
   Investment in direct financing leases
       Minimum lease rentals                                                     $   1,843.7    $    1,752.6
       Estimated residual values                                                     1,420.3         1,383.8
       Lease origination costs                                                           7.1             2.9
          Less:    Unearned income                                                    (467.6)         (471.4)
                   Allowance for credit losses                                         (43.5)          (47.0)
                                                                                 -----------    ------------

                   Net investment in direct
                     financing leases                                            $   2,760.0    $    2,620.9
                                                                                 ===========    ============

Minimum direct financing lease rentals (including executory costs of $32.8 million) for each of the five succeeding years are as follows (in millions):
1995 - $808.3; 1996 - $508.7; 1997 - $334.1; 1998 - $164.6; 1999 - $11.7;
thereafter - $49.1.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 4.  FINANCE RECEIVABLES (continued)

                                                                                       1994           1993
                                                                                 -------------  ------------
                                                                                        (in millions)
   Investment in leveraged leases
       Rentals receivable (net of principal
              and interest on nonrecourse debt)                                  $     1,491.9    $    1,417.4
       Estimated residual values                                                         543.1           479.7
       Lease origination costs                                                             3.5             3.2
          Less:    Unearned income                                                      (427.7)         (388.9)
                   Allowance for credit losses                                           (22.8)          (18.9)
                                                                                 -------------     -----------

                   Investment in leveraged leases                                      1,588.0         1,492.5

          Less deferred income taxes arising
                   from leveraged leases                                              (1,427.8)       (1,398.2)
                                                                                  ------------     -----------

                   Net investment in leveraged leases                            $       160.2     $      94.3
                                                                                 =============     ===========


NOTE 5.  NET INVESTMENT, OPERATING LEASES

Operating leases at December 31 were as follows:

                                                                                    1994             1993
                                                                               ------------     ------------
                                                                                        (in millions)
   Investment in operating leases
       Vehicles and other equipment, at cost                                   $   24,817.8     $   15,752.7
       Lease origination costs                                                         34.9             20.3
          Less:    Accumulated depreciation                                        (4,602.9)        (2,974.3)
                   Allowance for credit losses                                       (255.9)          (197.8)
                                                                               ------------     ------------

                   Net investment in operating leases                          $   19,993.9     $   12,600.9
                                                                               ============     ============

Future minimum rentals on operating leases are as follows (in millions):  1995
- - $4,158.0; 1996 - $1,594.4; 1997 - $107.2; 1998 - $0.2.

Depreciation expense on operating leases is provided on a straight-line basis over the term of the lease and includes gains or losses upon disposal or impairment of the vehicle.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 6.  ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses relating to finance receivables and operating leases for the past three years:

                                                                            1994         1993         1992
                                                                       -----------   ----------  -----------
                                                                                    (in millions)
   Balance, beginning of year                                          $     915.5   $    915.5  $     825.4
       Additions                                                             246.5        270.2        418.0

       Deductions
          Losses                                                             377.8        391.8        476.5
          Recoveries                                                        (149.1)      (163.4)      (133.9)
                                                                       -----------   ----------  -----------

                 Net losses                                                  228.7        228.4        342.6

       Other changes, including reclassifications
              and amounts related to finance
              receivables sold                                                17.8         41.8        (14.7)
                                                                       -----------   ----------  -----------

                 Net deductions                                              246.5        270.2        327.9
                                                                       -----------   ----------  -----------

   Balance, end of year                                                $     915.5   $    915.5  $     915.5
                                                                       ===========   ==========  ===========


NOTE 7. OTHER ASSETS

Other assets consist of:

                                                                                         DECEMBER 31
                                                                                      -------------------
                                                                                       1994         1993
                                                                                   ------------ ------------
                                                                                        (in millions)
   Investment in used vehicles held for
       resale, at cost                                                             $    1,269.0    $ 1,085.8
   Retained interest in sold receivables                                                  760.5        692.0
   Deferred charges and other assets                                                      388.7        359.6
   Collateral held for resale                                                             297.3        299.9
   Property and equipment, at cost less
       accumulated depreciation of $49.9
       in 1994 and $48.2 in 1993                                                           83.5         71.5
                                                                                   ------------    ---------
              Total                                                                $    2,799.0    $ 2,508.8
                                                                                   ============    =========





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 8.  DEBT

Debt at December 31 was as follows:

                                                     DECEMBER 31, 1994
                                                    -------------------
                                                    WEIGHTED
                                                     AVERAGE                             BOOK VALUE
                                                    INTEREST                    -----------------------------
                                                      RATES*     MATURITIES          1994             1993
                                                   ----------    ----------     ------------     ------------
                                                                                        (in millions)
   PAYABLE WITHIN ONE YEAR

     Commercial paper                                                              $33,228.9        $24,506.1
     Other short-term debt**                                                         1,136.0          1,001.0
                                                                                   ---------        ---------

               Total short-term debt                 5.90%                          34,364.9         25,507.1

     Senior notes payable
            within one year                          7.79%                           4,712.7          7,856.3
                                                                                   ---------        ---------

               Total payable within
                    one year                         6.13%                          39,077.6         33,363.4
                                                                                   ---------        ---------

   PAYABLE AFTER ONE YEAR

     Unsecured senior notes                          7.02%        1996-2048         31,411.2         25,481.6
        Unamortized discount                                                           (48.4)           (46.8)
                                                                                   ---------        ---------

               Total unsecured senior
                   notes                                                            31,362.8         25,434.8

     Unsecured subordinated
            convertible debentures                                                        --              0.5
                                                                                   ---------        ---------

               Total payable after one year                                         31,362.8         25,435.3
                                                                                   ---------        ---------

               Total debt                            6.53%                         $70,440.4        $58,798.7
                                                                                   =========        =========


     *  Excludes the effect of interest rate swap agreements.
    **  Includes $150 million with an affiliated company at December 31, 1993.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 8. DEBT (continued)

The average amount of short-term debt outstanding during the past three years was as follows (in millions): 1994 -- $29,752.3; 1993 -- $22,682.5; 1992 --
$19,358.4. The weighted average commercial paper interest rates per annum for these years were as follows: 1994 -- 4.4%; 1993 -- 3.2%; 1992 -- 4.2%. The average remaining term of commercial paper was 27 days at December 31, 1994 and 28 days at December 31, 1993. The weighted average commercial paper interest rate was 5.9% at December 31, 1994 and 3.3% at December 31, 1993.

Included in debt payable after one year at December 31, 1994 and 1993 were obligations of $21,158.4 million and $19,683.5 million, respectively, with fixed interest rates and $10,204.4 million and $5,751.8 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates).

Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The agreements effectively decreased the overall weighted-average interest rate on total debt to 6.17% from 6.53% as of December 31, 1994, and decreased the long-term obligations subject to variable interest rates to $6,857.4 million as of that date. The result of these agreements is to reduce the effect of interest rate changes, both favorable and unfavorable, on profitability. Approximately 27% of Ford Credit's interest rate swaps mature in 1995 and approximately 90% mature by 1999.

The aggregate principal amounts of notes with terms of more than one year from dates of issue, maturing for each of the five succeeding years are as follows (in millions): 1995 -- $4,712.7; 1996 -- $6,587.4; 1997 -- $6,702.0; 1998 --
$6,833.6; 1999 -- $5,861.1; thereafter -- $5,427.1.

Included in debt at December 31, 1994 were obligations payable in foreign currencies: $3,451.4 million in Canadian dollars; $1,192.8 million in Australian dollars; $655.1 million in Japanese yen; $257.9 million in German deutsche marks; $125.5 million in Luxembourg francs; $123.0 million in Italian lire; $153.3 million in European currency units; and $95.3 million in Swiss francs. Certain of these obligations are denominated in currencies other than the currency of the country of the issuer. Foreign currency swap agreements are used to hedge exposure to changes in exchange rates of such obligations. These obligations are translated in the financial statements at the year-end rates of exchange.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 9.  SUPPORT FACILITIES

Support facilities represent additional sources of funds, if required. At January 1, 1995, Ford Credit had approximately $21.1 billion of contractually committed facilities for use in the United States, with various maturity dates through June 1999. These facilities included $18.2 billion of revolving credit agreements with banks (which included $5.9 billion of Ford bank lines that may be used either by Ford or Ford Credit at Ford's option) and $2.9 billion of agreements to sell retail receivables. At January 1, 1995, all of these United States facilities were unused.

Outside of the United States, an additional $1.2 billion of contractually committed facilities, with various maturity dates through June 1999, support borrowing operations in Canada, Australia and Puerto Rico. Canadian facilities of $717 million included $181 million of Ford Motor Company of Canada Limited and Ford Ensite International Inc. lines which are available to Ford Credit Canada Limited at the option of these two companies. Australian facilities of $453 million included $177 million of Ford Motor Company of Australia Limited lines which are available to Ford Credit Australia Limited at the option of Ford Motor Company of Australia Limited. Ford Motor Credit Company of Puerto Rico, Inc. had $25 million in support facilities at January 1, 1995. Substantially all of these facilities were unused at January 1, 1995.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 10.  INCOME TAXES

Ford Credit and certain of its domestic subsidiaries join Ford in filing consolidated United States federal and state income tax returns. Pursuant to an arrangement with Ford, United States income tax liabilities or credits are allocated to Ford Credit in accordance with the contribution of Ford Credit and its subsidiaries to Ford's consolidated tax position.

The provision for income taxes consisted of the following:

                                                                              1994         1993       1992
                                                                          ----------   ----------  ---------
                                                                                     (in millions)
   Currently payable
       U.S. Federal                                                           $286.4       $ 30.8     $ 21.5
       Foreign                                                                  41.9         33.0       38.4
       State and local                                                           1.5         39.7       30.3
                                                                              ------       ------     ------

              Total currently payable                                          329.8        103.5       90.2

   Deferred tax liability/(benefit)
       U.S. Federal                                                            327.9        518.0      309.0
       Foreign                                                                  (6.6)        (6.5)       0.2
       State and local                                                          24.6         58.3       25.5
                                                                              ------       ------     ------

              Total deferred                                                   345.9        569.8      334.7
                                                                              ------       ------     ------

              Total provision                                                 $675.7       $673.3     $424.9*
                                                                              ======       ======     ======

   *  Excludes cumulative effects of changes in accounting principles.

Ford Credit adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), as of January 1, 1992. The adoption of SFAS No. 109 changed the method of accounting for income taxes from the deferred method using Accounting Principles Board No. 11 to an asset and liability approach. The cumulative effect of this change in accounting principle increased 1992 net income by $216.6 million.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 10.  INCOME TAXES (continued)

Under SFAS No. 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of December 31 were as follows:


                                                                                    1994              1993
                                                                               ------------     -------------
                                                                                        (in millions)
   DEFERRED TAX LIABILITIES
   ------------------------

   Leasing transactions                                                            $2,851.8          $2,322.5
   Purchased tax benefits                                                             296.9             303.2
   Loan origination costs                                                              69.1              56.8
   Sales of receivables                                                                55.9              28.0
   Other                                                                               57.6              52.9
                                                                                   --------          --------

       Total deferred tax liabilities                                               3,331.3           2,763.4


   DEFERRED TAX ASSETS
   -------------------

   Provision for credit losses                                                        481.4             434.0
   Alternative minimum tax                                                            227.3              53.7
   Employee benefit plans                                                              98.4              88.8
   Retail contract earnings method                                                     49.4              50.1
   Interest supplements                                                                40.5              40.4
   Other                                                                               28.4              47.7
                                                                                   --------          --------

       Total deferred tax assets                                                      925.4             714.7
                                                                                   --------          --------

          Net deferred tax liabilities                                             $2,405.9          $2,048.7
                                                                                   ========          ========





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 10.  INCOME TAXES (continued)

A reconciliation of the provision for income taxes as a percentage of income before income taxes, excluding equity in net income of affiliated companies and minority interest in net income of subsidiaries, with the United States statutory tax rate for the last three years is shown below:

                                                                              1994         1993       1992
                                                                              ----         ----       ----
   U.S. statutory tax rate                                                     35.0%        35.0%     34.0%
   Effect of (in percentage points)
       State and local income taxes                                             2.4          3.6       3.2
       U.S. taxes attributable to foreign
          source income                                                         1.9          0.1       0.6
       Rate adjustments on deferred taxes                                      (1.7)         1.9        --
       Investment income not subject to tax or
          subject to tax at reduced rates                                      (0.9)        (1.0)     (2.0)
       Other                                                                    1.8          0.7       0.8
                                                                              -----        -----     -----

              Effective tax rate                                               38.5%        40.3%     36.6%*
                                                                               ====         ====      ====

   *Excludes cumulative effects of changes in accounting principles.


NOTE 11.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

Ford Credit and certain of its subsidiaries provide selected health care and life insurance benefits for retired employees under unfunded plans sponsored by Ford and certain of its subsidiaries. Ford Credit's U.S. and Canadian employees may become eligible for those benefits if they retire while working for Ford Credit; however, benefits and eligibility rules may be modified from time to time. Prior to 1992, the expense recognized for postretirement health care benefits was based on actual expenditures for the year. Beginning in 1992, the estimated cost for postretirement health care benefits is accrued on an actuarially determined basis, in accordance with the requirements of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). Implementation of SFAS No. 106 has not increased Ford Credit's cash expenditures for postretirement benefits. Ford Credit elected to recognize immediately the prior-year unaccrued accumulated postretirement benefit obligation, resulting in an adverse effect on income of $81.7 million in the first quarter of 1992. The charge reflected a retiree benefit obligation of $131.6 million, offset partially by projected tax benefits of $49.9 million.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS (continued)

Net postretirement benefit expense included the following:

                                                                                        1994          1993
                                                                                   -----------    ----------
                                                                                         (in millions)
Benefits attributed to employees' service                                          $      9.3     $      7.0
Interest on accumulated benefit obligation                                                14.7          13.1
                                                                                   -----------    ----------
   Net postretirement benefit expense                                              $      24.0    $     20.1
                                                                                   ===========    ==========

Retiree benefit payments                                                           $      3.3     $      3.2


The status of these plans, reconciled with the amounts recognized in Ford Credit's balance sheet at December 31, was as follows:

                                                                                        1994          1993
                                                                                   -----------    ----------
                                                                                         (in millions)
Accumulated Postretirement Benefit Obligation
- ---------------------------------------------
Retirees                                                                           $      45.8     $     53.0
Active employees eligible to retire                                                       20.8           23.4
Other active employees                                                                   100.4          120.2
                                                                                   -----------     ----------
   Total accumulated obligation                                                          167.0          196.6
Unamortized amendments                                                                     2.2            2.1
Unamortized net gain/(loss)                                                               39.5          (11.4)
                                                                                   ------------    ----------

   Accrued liability                                                               $     208.7     $    187.3
                                                                                   ===========     ==========

Assumptions:
   Discount rate at year-end                                                             8.75%          7.50%
   Present health care cost trend rate                                                    9.2%           9.7%
   Ultimate trend rate in ten years                                                       5.5%           5.5%
   Weighted-average trend rate                                                            6.6%           6.8%


Changing the assumed health care cost trend rates by one percentage point would change the aggregate service and interest cost components of net periodic postretirement benefit cost for 1994 by $4.0 million and the accumulated postretirement benefit obligation at December 31, 1994 by $30.0 million.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 12.  TRANSACTIONS WITH AFFILIATED COMPANIES

An agreement with Ford provides for payments by Ford to Ford Credit that would maintain Ford Credit's consolidated income before income taxes and net income at specified minimum levels. No payments were required under the agreement during 1994, 1993, or 1992.

Ford Credit and its subsidiaries, from time to time, purchase accounts receivable of certain divisions and subsidiaries of Ford. The amount of such receivables outstanding was $1,218.5 million at December 31, 1994 and $1,076.9 million at December 31, 1993. Agreements with Ford also provide for payment to Ford Credit for interest supplements and other support costs on certain financing and leasing transactions. Amounts included in the income statement for these and other transactions with Ford were as follows (in millions): 1994
- -- $493.4; 1993 -- $583.0; 1992 -- $622.8.  Ford Credit and its subsidiaries purchase from Ford and affiliates certain vehicles which were previously acquired by Ford principally from its fleet and rental car customers. The cost of these vehicles held for resale and included in other assets at December 31 was as follows (in millions): 1994 -- $556.8; 1993 -- $514.4. Ford Credit also has entered into a sale/leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these lease vehicles included in operating leases at December 31 was as follows (in millions): 1994 -- $592.4; 1993 -- $562.3.

Investments in securities include preferred stock of a nonaffiliate ($324.0 million) and of an affiliate ($485.9 million) which were acquired from Ford.
In 1994, Ford Credit exchanged a promissory note for additional preferred stock of the affiliate, increasing the investment by $150 million. Investments in these securities are recorded at cost. Ford has provided Ford Credit with certain guarantees related to Ford Credit's investment and return on investment in this preferred stock, and for certain related finance receivables. Amounts related to these transactions included in investment and other income were as follows (in millions): 1994 -- $54.5; 1993 -- $52.7; 1992 -- $47.2.

Ford Credit and its subsidiaries receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. Payments to Ford and its subsidiaries for such services are charged to operating expenses and were as follows (in millions): 1994 -- $61.9; 1993 -- $57.1; 1992 -- $53.6.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 12.  TRANSACTIONS WITH AFFILIATED COMPANIES (continued)

Retirement benefits are provided under defined benefit plans for employees of Ford Credit and its subsidiaries in the United States by the Ford General Retirement Plan and for employees of the foreign subsidiaries in Australia and Canada by the respective Ford retirement plans. Employee retirement plan costs allocated to Ford Credit and its subsidiaries from Ford and charged to operating expenses were as follows (in millions): 1994 -- $14.8; 1993 -- $5.8; 1992 -- $6.1.

At December 31, 1994 and 1993, Ford Credit had guaranteed $155.2 million and $94.6 million of debt outstanding of other subsidiaries of Ford.

See other notes for additional information regarding transactions with affiliated companies.


NOTE 13.  LITIGATION AND CLAIMS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against Ford Credit and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of these matters involve or may involve compensatory, punitive or antitrust or other treble damage claims in very significant amounts or other relief which, if granted, would require very significant expenditures.

Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Credit or the subsidiary involved. Although the amount of liability at December 31, 1994 with respect to these matters cannot be ascertained, Ford Credit believes that any resulting liability should not materially affect the consolidated financial position or results of operations of Ford Credit and its subsidiaries.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 14.  FINANCIAL INSTRUMENTS

Book and Estimated Fair Value of Financial Instruments

The estimated fair value of financial instruments held by Ford Credit and its subsidiaries at December 31, and the valuation techniques used to estimate the fair value, were as follows:

                                                   1994                                 1993
                                       -------------------------------      ------------------------------
                                                          ESTIMATED                            ESTIMATED
                                            BOOK              FAIR               BOOK              FAIR
                                              VALUE            VALUE              VALUE            VALUE
                                       ---------------   ---------------    --------------    --------------
                                                (in millions)                        (in millions)
Assets
- ------

Cash and cash equivalents              $       292.0   $       292.0        $      992.3    $      992.3
Investments in securities                    1,596.3         1,590.1             1,207.3         1,265.8
Finance receivables                         51,855.5        51,470.3            46,133.9        46,605.1
Other assets                                 1,012.4         1,012.4               970.9           970.9

Liabilities
- -----------

Debt payable within one year           $    39,077.6   $    39,077.6         $   33,363.4    $   33,363.4
Debt payable after one year                 31,362.8        30,282.6             25,435.3        26,853.5
Derivative Contracts:
   Foreign exchange
         instruments
      Contracts with unrealized
         gains                                 (28.3)          187.2                (26.4)          100.5
      Contracts with unrealized
         losses                                 (0.5)          (17.7)               (11.3)          (46.4)
   Interest rate instruments
      Contracts with unrealized
         gains                                  17.9           409.9                 63.6           526.0
      Contracts with unrealized
         losses                                 27.1          (576.4)               (16.0)          (67.8)

CASH AND CASH EQUIVALENTS. The book value approximates fair value because of the short maturity of these instruments.

INVESTMENTS IN SECURITIES. Investments in marketable equity and debt securities are estimated based on market prices. Book value of investments in non-marketable equity securities approximate fair value (See Note 2.).





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 14.  FINANCIAL INSTRUMENTS (continued)

FINANCE RECEIVABLES. The fair value of substantially all receivables is estimated by discounting future cash flows using an estimated discount rate which reflects the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book values approximate fair values. Finance receivables excluded from fair market valuation include direct financing and leveraged lease investments.

OTHER ASSETS. Included in other assets is the retained interest in sold receivables and related amounts. These amounts are recorded at the present value of estimated future cash flows discounted at rates commensurate with this type of instrument, which approximates fair value.

DEBT PAYABLE WITHIN ONE YEAR. The book value approximates fair value because of the short maturity of these instruments.

DEBT PAYABLE AFTER ONE YEAR. The fair value is estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.


Financial Instruments with Off-Balance-Sheet Risk

The following sections describe the various off-balance-sheet financial instruments that Ford Credit held as of December 31, 1994 and 1993. Also included is a brief discussion of the estimated fair value of those contracts and certain risks associated with holding those contracts through maturity.

FOREIGN EXCHANGE INSTRUMENTS. Ford Credit and certain of its subsidiaries have entered into foreign currency swap agreements to manage exposure to foreign exchange rate fluctuations. These exchange agreements hedge principal and interest payments on debt that are denominated in foreign currencies. The book value of the foreign currency swap agreements represents the amount payable to the counterparty since the last settlement date.

The fair value of these foreign exchange agreements was estimated using current market rates.

In the unlikely event that a counterparty fails to meet the terms of the contract, Ford Credit's market risk is the fair value of the agreements. In the case of currency swaps, Ford Credit's market risk also may include an interest rate differential. At December 31, 1994 and 1993, the total notional amount of Ford Credit's foreign currency swaps outstanding was $1.5 billion and $2.1 billion, respectively.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 14.  FINANCIAL INSTRUMENTS (continued)

INTEREST RATE INSTRUMENTS. Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposure to fluctuations in interest rates.

Interest rate swap agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense over the term of the underlying debt agreement. The book value of the interest rate swap agreements represents the differential receivable or payable with a swap counterparty since the last settlement date.

The fair value of interest rate instruments is the estimated amount Ford Credit would receive or pay to terminate the agreement or contract. The fair value is calculated using current market rates and the remaining terms of the agreements or contracts. Unrealized gains and losses are netted for individual counterparties.

In the unlikely event that a counterparty fails to meet the terms of an interest rate instrument, Ford Credit's exposure is the fair value of the contracts. The underlying notional amount on which Ford Credit has interest rate swaps outstanding aggregated $46.3 billion at December 31, 1994 and $31.1 billion at December 31, 1993.

Concentrations of Credit Risk

Ford Credit controls its credit risk through credit standards, limits on exposure and by monitoring the financial conditions of other parties. The majority of Ford Credit's finance receivables are geographically diversified throughout the United States. Foreign finance receivables are concentrated in Canada and Australia.





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 15. INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

Ford Credit, its subsidiaries and affiliates operate in two industry segments - financing and insurance. Financing operations primarily consist of: the purchase from franchised Ford vehicle dealers of retail installment sale contracts and retail leases; wholesale financing and capital loans to franchised Ford vehicle dealers and other franchises associated with such dealers; loans to vehicle leasing companies; and diversified financing. In addition, a wholly owned subsidiary of Ford Credit provides these financing services in the United States to other vehicle dealers. Insurance operations conducted through Ford Credit's equity investment in Ford Holdings consist of: single premium deferred annuities; property and casualty insurance relating to extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers; credit life and credit disability insurance for retail purchasers of vehicles and equipment; and physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit and its subsidiaries.

Ford Credit, through certain of its subsidiaries, operates in several foreign countries, the most significant of which are Canada and Australia. Total revenue, income before income taxes and cumulative effects of changes in accounting principles, and assets identifiable with United States and foreign operations were as follows:

                                                                       1994           1993            1992
                                                                 -------------   -------------   ------------
                                                                                 (in millions)
   Total revenue
       United States operations                                  $     9,624.1   $     7,694.8   $    6,339.2
       Foreign operations                                                765.2           643.6          734.1
                                                                 -------------   -------------   ------------
                 Total revenue                                   $    10,389.3   $     8,338.4   $    7,073.3
                                                                 =============   =============   ============

   Income before income taxes and cumulative
          effects of changes in accounting principles
       United States operations                                  $     1,689.1   $    1, 610.3   $    1,084.4
       Foreign operations                                                 77.5            66.4           83.6
       Equity in net income of affiliated
              companies                                                  232.5           198.3          155.2
                                                                 -------------   -------------   ------------
                 Total income before income taxes
                    and cumulative effects of
                    changes in accounting principles             $     1,999.1   $     1,875.0   $    1,323.2
                                                                 =============   =============   ============

   Assets at December 31
       United States operations                                  $    76,310.5   $    64,081.8
       Foreign operations                                              5,567.5         4,371.1
       Equity in net assets of affiliated
          companies                                                    1,346.5         1,201.9
                                                                 -------------   -------------
                 Total assets                                    $    83,224.5   $    69,654.8
                                                                 =============   =============





                                   Continued

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

Selected financial data by calendar quarter for the past two years were as follows:

                                                     TOTAL         INTEREST        PROVISION FOR       NET
                                                    REVENUE         EXPENSE        CREDIT LOSSES      INCOME
                                                -------------    -----------    ------------------  -----------
                                                                        (in millions)
1994
   First Quarter                                $     2,257.2   $     760.2       $   71.1        $     298.8
   Second Quarter                                     2,593.4         845.4           61.2              368.6
   Third Quarter                                      2,649.9         905.0           39.3              314.8
   Fourth Quarter                                     2,888.8       1,030.2           74.9              330.5
                                                -------------   -----------       --------        -----------

              Full Year                         $    10,389.3   $   3,540.8       $  246.5        $   1,312.7
                                                =============   ===========       ========        ===========

1993
   First Quarter                                $     1,960.1   $     718.2       $   84.4        $     315.1
   Second Quarter                                     2,053.6         725.0           68.1              306.2
   Third Quarter                                      2,180.2         733.2           87.3              274.3
   Fourth Quarter                                     2,144.5         742.9           30.4*             298.2
                                                -------------   -----------       --------        -----------

              Full Year                         $     8,338.4   $   2,919.3       $  270.2        $   1,193.8
                                                =============   ===========       ========        ===========



- ---------------
* The provision for credit losses for the fourth quarter of 1993 was reduced by $78.8 million as a result of continued improvement in credit loss experience.

                                 EXHIBIT INDEX




DESIGNATION         DESCRIPTION
- -----------         -----------
EXHIBIT 3-A         Restated Certificate of Incorporation of Ford Motor Credit Company.

EXHIBIT 3-B         By-Laws of Ford Motor Credit Company as amended through March 2,
                    1988.

EXHIBIT 4-A         Form of Indenture dated as of August 1, 1984 between Ford Motor
                    Credit Company and The Chase Manhattan Bank (National Association)
                    relating to Debt Securities.

EXHIBIT 4-A-1       Form of First Supplemental Indenture dated August 15, 1986 between
                    Ford Motor Credit Company and The Chase Manhattan Bank (National
                    Association) supplementing the Indenture designated as Exhibit 4-A.

EXHIBIT 4-A-2       Form of Second Supplemental Indenture dated as of October 15, 1986 between Ford Motor Credit Company and The Chase Manhattan Bank
                    (National Association) supplementing the Indenture designated as
                    Exhibit 4-A.

EXHIBIT 4-B         Form of Indenture dated as of February 1, 1985 between Ford Motor
                    Credit Company and Manufacturers Hanover Trust Company relating to
                    Debt Securities.

EXHIBIT 4-B-1       Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust
                    Company supplementing the Indenture designated as Exhibit 4-B.

EXHIBIT 4-B-2       Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust
                    Company supplementing Indenture designated as Exhibit 4-B.

EXHIBIT 4-B-3       Form of Third Supplemental Indenture dated as of March 15, 1987 between
                    Ford Motor Credit Company and Manufacturers Hanover Trust Company
                    supplementing the Indenture designated as Exhibit 4-B.

DESIGNATION         DESCRIPTION
- -----------         -----------
EXHIBIT 4-B-4       Form of Fourth Supplemental Indenture dated as of April 15, 1988 between
                    Ford Motor Credit Company and Manufacturers Hanover Trust Company
                    supplementing the Indenture designated as Exhibit 4-B.

EXHIBIT 4-B-5       Form of Fifth Supplemental Indenture dated as of September 1, 1990 between
                    Ford Motor Credit Company and Manufacturers Hanover Trust Company
                    supplementing the Indenture designated as Exhibit 4-B.

EXHIBIT 4-C         Indenture dated as of November 1, 1987 between Ford Motor Credit Company and
                    Continental Bank, National Association relating to Debt Securities.

EXHIBIT 4-D         Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First
                    Fidelity Bank, National Association, relating to Debt Securities.

EXHIBIT 10-J        Copy of Amended and Restated Profit Maintenance Agreement dated as of July 1,
                    1993 between Ford Motor Credit Company and Ford Motor Company.

EXHIBIT 10-X        Copy of Agreement dated as of February 1, 1980 between Ford Motor
                    Company and Ford Motor Credit Company.

EXHIBIT 12-A        Calculation of Ratio of Earnings to Fixed Charges of Ford Credit.

EXHIBIT 12-B        Calculation of Ratio of Earnings to Combined Fixed Charges and
                    Preferred Stock Dividends of Ford.

EXHIBIT 23          Consent of Independent Accountants.

EXHIBIT 24          Powers of Attorney.