Form 10-Q
period 1995-03-31
FORD MOTOR CREDIT CO
filed 1995-05-12
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of April 30, 1995.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                EXHIBIT INDEX APPEARS AT PAGE 16.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "10-K Report"). Information relating to earnings a share is not presented because the registrant, Ford Motor Credit Company ("Ford Credit"), is a wholly owned subsidiary of Ford Motor Company ("Ford").

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                  For the Periods Ended March 31, 1995 and 1994
                                 (in millions)

                                                                        First Quarter
                                                                      1995         1994
                                                                   ----------  ----------
                                                                         (Unaudited)
Financing Revenue
 Operating leases                                                  $  1,661.9  $  1,110.2
 Retail                                                                 829.1       795.1
 Wholesale                                                              341.8       186.4
 Diversified                                                             33.0        25.3
 Other                                                                   80.5        57.4
                                                                   ----------  ----------
    Total financing revenue                                           2,946.3     2,174.4

Investment and other income                                             112.6        82.8
                                                                   ----------  ----------
    Total revenue                                                     3,058.9     2,257.2

Expenses
 Depreciation on operating leases                                     1,184.5       809.5
 Interest expense                                                     1,156.6       760.2
 Operating expenses                                                     270.2       213.0
 Provision for credit losses                                             77.3        71.1
                                                                   ----------  ----------
    Total expenses                                                    2,688.6     1,853.8
                                                                   ----------  ----------
Equity in net income of affiliated
  companies                                                              58.6        53.6
Income before income taxes                                              428.9       457.0
Provision for income taxes                                              137.9       155.9
                                                                   ----------  ----------
Income before minority interest                                         291.0       301.1

Minority interest in net income of
  subsidiaries                                                            3.1         2.3
                                                                   ----------  ----------
Net income                                                              287.9       298.8

Earnings retained for use in
  the business
 Beginning of period                                                  5,848.6     4,899.9
 Dividends                                                                  0           0
                                                                   ----------  ----------
 End of period                                                     $  6,136.5  $  5,198.7
                                                                   ==========  ==========
Certain amounts for First Quarter 1994 have been restated to reflect changes adopted in subsequent periods.
The accompanying notes are part of the financial statements.
                                           -2-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                               March 31,    December 31,   March 31,
                                                 1995           1994         1994
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $     147.6   $     292.0   $     382.2
 Investments in securities                        1,638.9       1,596.3       1,155.8
 Finance receivables, net (Note 1)               59,551.6      56,946.5      54,401.9
 Accounts and notes receivable from
  affiliated companies                              386.4         250.3         399.0
 Equity in net assets of affiliated companies     1,456.9       1,346.5       1,230.0
 Net investment, operating leases                21,680.1      19,993.9      14,132.8
 Other assets                                     2,620.8       2,799.0       2,206.8
                                              -----------   -----------   -----------
      Total assets                            $  87,482.3   $  83,224.5   $  73,908.5
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   1,406.3   $   1,326.5   $   1,097.0
    Affiliated companies                            448.4         496.0         596.6
                                              -----------   -----------   -----------
      Total accounts payable                      1,854.7       1,822.5       1,693.6

 Debt (Note 2)                                   74,133.0      70,440.4      62,480.3
 Deferred income taxes                            2,592.3       2,405.9       2,087.6
 Other liabilities and deferred income            1,406.3       1,495.6       1,256.3
                                              -----------   -----------   -----------

      Total liabilities                          79,986.3      76,164.4      67,517.8

Minority interest in net assets of
  subsidiaries                                      496.2         397.5         368.6

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by stockholder)     917.3         917.3         917.3
 Unrealized gain on marketable
  securities, net of taxes                          (18.1)        (70.0)         (7.3)
 Foreign-currency translation adjustments           (60.9)        (58.3)       (111.6)
 Earnings retained for use in the business        6,136.5       5,848.6       5,198.7
                                              -----------   -----------   -----------

      Total stockholder's equity                  6,999.8       6,662.6       6,022.1
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $  87,482.3   $  83,224.5   $  73,908.5
                                              ===========   ===========   ===========

Certain amounts for March 1994 have been restated to reflect changes adopted in subsequent periods.


The accompanying notes are part of the financial statements.

                                             -3-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                            Consolidated Statement of Cash Flows

                  For the Periods Ended March 31, 1995 and 1994
                                  (in millions)

                                                                First Quarter
                                                             1995           1994
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    287.9    $    298.8
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                    77.3          71.1
  Depreciation and amortization                               1,232.8         823.9
  Equity in net income of affiliates                            (58.6)        (53.6)
  Deferred income taxes                                         187.8         (41.1)
  Changes in the following items
   Other assets                                                  24.6         297.4
   Other liabilities                                            (52.2)        321.8
  Other                                                          10.7           6.7
                                                           ----------    ----------
   Net cash provided by operating activities                  1,710.3       1,725.0
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables                            (34,166.0)    (31,908.4)
 Collection of finance receivables                           31,537.1      28,190.1
 Purchase of operating lease vehicles                        (4,300.7)     (3,038.6)
 Liquidation of operating lease vehicles                      1,428.9         675.0
 Other                                                          (38.2)         (0.8)
                                                           ----------    ----------
   Net cash used in investing activities                     (5,538.9)     (6,082.7)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     3,756.2       3,710.3
 Principal payments on long-term debt                        (2,042.1)     (2,188.4)
 Change in short-term debt, net                               1,887.4       2,162.5
 Other                                                           83.8          64.1
                                                           ----------    ----------
   Net cash provided by financing activities                  3,685.3       3,748.5
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                     (1.1)         (0.9)
                                                           ----------    ----------
   Net change in cash and cash equivalents                     (144.4)       (610.1)

Cash and cash equivalents, beginning of period                  292.0         992.3
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $    147.6    $    382.2
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  1,166.2    $    886.6
 Taxes paid                                                      81.8          99.7


Certain amounts for First Quarter 1994 have been restated to reflect changes adopted in subsequent periods.
The accompanying notes are part of the financial statements.

                                             -4-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements

Note 1. Finance Receivables (in millions)

                                                 March 31,   December 31,  March 31,
                                                   1995          1994        1994
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  40,919.0  $  40,566.6  $  39,324.8
Wholesale                                          17,466.4     15,252.9     14,330.2
Diversified                                         2,774.9      2,738.2      2,645.4
Other                                               4,444.3      4,263.8      4,009.8
                                                -----------  -----------  -----------

   Total finance receivables                       65,604.6     62,821.5     60,310.2

Add loan origination costs                            156.0        155.6        133.8

Less
 Unearned income                                   (5,561.2)    (5,371.0)    (5,301.7)
 Allowance for credit losses                         (647.8)      (659.6)      (740.4)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  59,551.6  $  56,946.5  $  54,401.9
                                                ===========  ===========  ===========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Note 2. Debt (in millions)

                                                      March 31,   December 31, March 31,
                                                        1995         1994        1994
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  35,049.5  $  33,228.9 $  26,695.5
 Other short-term debt                                   1,199.9      1,136.0       942.7
                                                     -----------  ----------- -----------
   Total short-term debt                                36,249.4     34,364.9    27,638.2

 Senior notes payable
  within one year                                        4,014.7      4,712.7     7,718.9
                                                     -----------  ----------- -----------
   Total payable within
     one year                                           40,264.1     39,077.6    35,357.1
                                                     -----------  ----------- -----------
                               March 31, 1995
                       ----------------------------
                       Weighted Average
                       Interest Rates*   Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Unsecured senior notes
  Notes**                     7.21%      1996-2048      33,906.3     31,411.2    27,174.8
  Unamortized discount                                     (37.4)       (48.4)      (52.1)
                                                     -----------  ----------- -----------
   Total unsecured
     senior notes                                       33,868.9     31,362.8    27,122.7
                                                     -----------  ----------- -----------
 Unsecured subordinated
 convertible debentures                                        -            -         0.5
                                                     -----------  ----------- -----------
   Total payable
   after one year                                       33,868.9     31,362.8    27,123.2
                                                     -----------  ----------- -----------
   Total debt                                        $  74,133.0  $  70,440.4 $  62,480.3
                                                     ===========  =========== ===========


 *  Rates were variable on about 28.2% of the debt payable after one year including the effects of interest rate swap agreements.
** Includes $394 million with an affiliated company at March 31, 1995.

                  FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ford Credit First Quarter 1995 Results of Operations

Ford Credit's consolidated net income for the first quarter of 1995 was $288 million, down $11 million or 4% compared with $299 million in the first quarter of 1994. Income from financing operations was $229 million, down $16 million or 6% from the same period a year ago. Equity in net income of affiliated companies, primarily Ford Holdings, Inc. ("Ford Holdings"), was $59 million compared with $54 million in the same period a year ago.

Compared with results from a year ago, the decrease in financing profits in the first quarter of 1995 primarily reflected lower net interest margins and higher credit losses, partially offset by higher financing volumes. The lower net interest margins primarily reflected an increase in U.S. portfolio borrowing rates from 5.1% to 6.3% offset partially by higher portfolio interest rates on finance receivables and operating leases. Interest margins were adversely affected because interest rates earned on finance receivables, including operating leases net of depreciation, were limited by competitive pressure in automotive financing. Credit loss performance remains strong but losses have increased in the first quarter of 1995 compared with a year earlier. The increase reflects higher losses per repossessed unit and an increase in
repossession rates.   The higher level of earning assets reflected
increases in operating leases, wholesale financing, and retail installment sale receivables.

Total gross finance receivables and net investment in operating leases at March 31, 1995 were $87.3 billion, up $12.9 billion or 17% from a year earlier. The increase primarily reflected higher levels of operating leases, wholesale receivables, and retail installment sale receivables. Depreciation expense on operating leases in the first quarter of 1995 was $1,185 million, up $375 million or 46% compared with the first quarter of 1994. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned from the increased volume of lease contracts.

During the first quarter of 1995, Ford Credit financed 36.0% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 38.7% in the first quarter of 1994. The decrease primarily resulted from lower levels of retail installment sale financing reflecting competitive pressure, offset partially by higher levels of operating lease financing. Ford Credit provided retail financing for 572,000 new and used vehicles in the United States, down 2% from a year ago. Ford Credit also provided wholesale financing for 77.9% of Ford Motor Company factory sales to U.S. car and truck dealers during the quarter, compared with 78.7% in the same period a year ago.

Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at March 31, 1995 and at the end of each of the last five years was as follows:

                                                                                   December 31
                                               March 31,      -------------------------------------------------------
                                                 1995         1994       1993         1992        1991         1990
                                               ---------     -------    -------      -------     -------      -------
                                                                                   (in millions)

Commercial paper & STBA's(a)                    $35,118      $33,300    $24,506      $21,210      $18,232     $23,371
Other short-term debt (b)                         1,131        1,065      1,001        1,785        1,642       1,411

Long-term debt (including
  current portion) (c)                           37,884       36,075     33,292       26,961       28,455      26,209
Total debt                                      $74,133      $70,440    $58,799      $49,956      $48,329     $50,991

                                                 1995         1995       1994         1993        1992          1991
                                                ------       ------     ------       ------      ------       ------
Memo:
  Total support facilities                      $22.3        $22.3      $16.9        $13.9        $13.8        $12.7
  (billions -- as of March 31,
  1995 and January 1,
  1995-1991, respectively)

- - - - - -
(a)   Short-term borrowing agreements with bank trust departments
(b) Includes $150 million and $800 million with affiliated companies at December 31, 1993 and December 31, 1992, respectively
(c)   Includes $394 million with an affiliated company at March 31, 1995

Support facilities represent additional sources of funds, if required. At March 31, 1995, Ford Credit had approximately $21.1 billion of contractually committed facilities for use in the United States with various maturity dates through June 1999. These facilities included $18.2 billion of revolving credit agreements with banks (which included $5.9 billion of Ford bank lines that may be used either by Ford or Ford Credit at Ford's option) and $2.9 billion of agreements to sell retail receivables. At March 31, 1995, all of these U.S. facilities were unused.

Outside of the United States, an additional $1.2 billion of contractually committed facilities support borrowing operations in Canada, Australia, and Puerto Rico with various maturity dates through June 1999. Canadian facilities of $722 million included $182 million of Ford Motor Company of Canada, Limited and Ford Ensite International, Inc. lines which are available to Ford Credit Canada Limited at the option of these two companies. Australian facilities of $432 million included $166 million of Ford Motor Company of Australia Limited lines which are available to Ford Credit Australia Limited at the option of Ford Motor Company of Australia Limited. Ford Motor Credit Company of Puerto Rico, Inc. had $25 million in support facilities at March 31, 1995. Substantially all of these facilities were unused at March 31, 1995.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None to Report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information


                                   INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended March 31, 1995 and 1994 (in millions except amounts per share):

                                                     First Quarter
                                                      -------------
                                                      1995     1994
                                                      ----     ----
Sales and revenues                                  $34,783  $30,402

Total costs and expenses                             32,265   28,655
Operating income                                      2,518    1,747
Automotive net interest income/(expense)                 41      (48)
Automotive equity in net income
 of affiliated companies                                 20       67
Income before income taxes                            2,579    1,766
Provision for income taxes                              988      825
Minority interests in net income
 of subsidiaries                                         41       37

Net income                                          $ 1,550  $   904

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                                    $  1.44  $  0.83


Income per share
 assuming full dilution                             $  1.28  $  0.75

Cash dividends per share                            $  0.26  $  0.20


Share data have been restated to reflect the 2-for-1 stock split that became effective June 6, 1994.

FIRST QUARTER 1995 RESULTS OF OPERATIONS - FORD

Overview

Ford earned $1,550 million, or $1.44 per share of Common and Class B Stock, in the first quarter of 1995. This compares with $904 million, or $0.83 per share, in the first quarter of 1994. Ford's results a year ago included a charge of $440 million related to the disposition of First Nationwide Bank. Fully diluted earnings per share were $1.28 in the first quarter of 1995, compared with $0.75 a year ago. Ford's worldwide sales and revenues were $34.8 billion, up $4.4 billion from a year ago. Vehicle unit sales of cars and trucks were 1,770,000, up 53,000 units or 3%. Stockholders' equity was $23.6 billion at March 31, 1995.

On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on Ford's outstanding Common and Class B stock became effective. Earnings per share for prior periods have been restated to reflect the stock split.

In January 1995, Ford put into effect the reorganization of its Automotive operations, called "Ford 2000". Ford 2000 is a fundamental change intended to provide customers with a wider array of vehicles in more markets, assure full competitiveness in vehicle design, quality and value, and substantially reduce the cost of operating Ford's automotive business. The new structure reduces duplication of effort and facilitates best practices around the world by merging Ford's North American Automotive Operations, European Automotive Operations, and Automotive Components Group into a single organization, Ford Automotive Operations.

Automotive Operations

Net income from Ford's worldwide Automotive operations was $1,141 million in the first quarter of 1995 on sales of $28.6 billion, compared with $973 million in the first quarter of 1994 on sales of $26.1 billion.

In the U.S., Ford's Automotive operations earned $825 million in the first quarter of 1995 on sales of $19.6 billion, compared with $816 million a year ago on sales of $18 billion. The improvement reflected primarily higher volume resulting from higher market share and favorable product mix, largely offset by unfavorable exchange rates (primarily the German Mark and Japanese Yen) and higher product costs. Changes in exchange rates also are expected to influence earnings unfavorably in the balance of the year.

In the first quarter of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.2 million units, compared with 15.8 million in the first quarter of 1994. Ford expects U.S. car and truck industry sales to total 15.1 million units in the full year, compared with
15.4 million units in 1994. Ford's car market share was 22.3% in the first quarter of 1995, up 7/10 of a point from a year ago, more than explained by sales for Contour and Mystique. Ford's truck share was 32.3%, up 2.9 points from a year ago, reflecting primarily higher sales for Windstar and F-Series trucks. Ford's combined car and truck share was 26.6%, up 1.8 points from a year ago.

Outside the U.S., Automotive operations earned $316 million in the first quarter of 1995 on sales of $9 billion, compared with $157 million a year ago on sales of $8.1 billion. The improvement reflected primarily higher earnings in Europe, where Automotive operations earned $165 million in the first quarter of 1995, compared with $53 million a year ago.

In the first quarter of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.4 million units, compared with 13.2 million a year ago. Ford's car share was 12% in the first quarter of 1995, equal to a year ago. Ford's truck share was 15.9%, up 1.4 points from a year ago. Ford's combined car and truck share was 12.5%, up 3/10 of a point from 1994.

Ford and Volkswagen AG have agreed on a separation process leading toward dissolution of their Autolatina joint venture in Brazil and Argentina by year-end 1995. It is believed the effect, if any, of the dissolution of Autolatina on Ford's future earnings is not likely to be material. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe.

Financial Services Operations

Ford's Financial Services operations earned $409 million in the first quarter of 1995, compared with a loss of $69 million in the first quarter of 1994. The improvement was explained by the nonrecurrence of the $440 million charge to net income in the first quarter of 1994 for the disposition of First Nationwide Bank, as well as increased earnings from ongoing operations of $38 million.

For a discussion of Ford Credit's results of operations in the first quarter of 1995, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Quarter 1995 Results of Operations." The international operations managed by Ford Credit, but not included in its consolidated results, earned $65 million in the first quarter of 1995, compared with $63 million a year ago, reflecting primarily higher levels of earning assets and lower credit losses.

Associates First Capital Corporation ("The Associates") earned a record $152 million in the U.S. in the first quarter of 1995, compared with $128 million a year ago. The increase reflected higher levels of earning assets. The international operations managed by The Associates, but not included in its consolidated results, earned $22 million in the first quarter of 1995, compared with $18 million a year ago, reflecting primarily higher levels of earning assets.

USL Capital Corporation earned a record $26 million in the first quarter of 1995, compared with $21 million a year ago. The increase reflected higher
levels of earning assets and cost improvements.   The American Road Insurance
Company earned $5 million in the first quarter of 1995, compared with $17 million in the same period in 1994. The decrease was more than explained by lower underwriting results in extended service plan and floor plan products, and lower results for the annuities business.

LIQUIDITY AND CAPITAL RESOURSES - FORD

Automotive Operations

Cash and marketable securities of Ford's Automotive operations were $13.3 billion at March 31, 1995, up $1.2 billion from December 31, 1994. Ford paid $338 million in cash dividends on its Common Stock, Class B Stock, and Preferred Stock during the first three months of 1995.

Automotive capital expenditures were $2.1 billion in the first three months of 1995, up $490 million from the same period a year ago. Automotive capital spending is projected to increase during 1995 as a result of increases in both product and nonproduct spending. The higher product spending reflects a record pace of new-model introductions and increased capacity for selected components and vehicles, while the higher nonproduct spending reflects continuing efforts to improve efficiency and quality.

Automotive debt at March 31, 1995 totaled $7.1 billion, which was 23% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 25% of total capitalization, at December 31, 1994.
The decrease in Automotive debt reflected primarily a transfer of debt to a Financial Services subsidiary.

At March 31, 1995, Ford (parent company only) had long-term contractually committed credit agreements in the U.S. under which $5.9 billion is available from various banks at least through June 30, 1999. The entire $5.9 billion may be used, at Ford's option, by either Ford or Ford Credit. These facilities were unused at March 31, 1995.

Outside the U.S., Ford had additional long-term contractually committed credit-line agreements of $2.6 billion. These facilities are available in varying amounts from 1995 through 1999; less than 1% were in use at March 31, 1995.

Financial Services Operations

Financial Services' cash and investments in securities totaled $8.2 billion at March 31, 1995, up $335 million from December 31, 1994.

Net receivables and lease investments were $138.2 billion at March 31, 1995, up $7.8 billion from December 31, 1994. The increase reflected continued growth in earning assets at Ford Credit and The Associates.

Total debt was $130.7 billion at March 31, 1995, up $7 billion from December 31, 1994. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates.

At March 31, 1995, Financial Services had $34 billion of contractually committed support facilities (including the $5.9 billion of the Ford credit agreements) for use in the U.S.; less than 2% of these facilities, excluding the Ford credit agreements, were in use. An additional $9.3 billion of contractually committed support facilities were available outside the U.S. at March 31, 1995; $1.9 billion of these were in use.

LEGAL PROCEEDINGS - FORD

Product Matters

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the second paragraph on page 26 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $947 million at March 31, 1995.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the third paragraph on page 26 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1.1 billion at March 31, 1995.

With respect to the lawsuits for damages involving asbestos, referred to in the fifth paragraph on page 26 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $204 million at March 31, 1995.

In most of the actions described in the foregoing paragraphs, no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been Ford's experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages paid by Ford in such cases, which generally are, on average, substantially less than the amounts originally claimed.

Other Matters

With respect to the private purported class action lawsuits seeking economic damages on behalf of Bronco II owners relating to the alleged propensity of such vehicles to roll over, referred to in the fifth paragraph on page 27 of the 10-K Report, the court rejected the proposed settlements that had been reached and dissolved the class established for settlement purposes. Ford will proceed with its defense of the actions.

GOVERNMENTAL STANDARDS - FORD

Mobile Source Emissions Control -- With respect to the discussion on pages 21 and 22 of the 10-K Report regarding the adoption by New York and Massachusetts of the California low emission vehicle or LEV standards, Connecticut also has adopted such standards (but without the zero emission vehicle or ZEV requirements), effective beginning with 1998 model-year vehicles.

The Clean Air Act generally prohibits the introduction of new fuel additives unless a waiver is granted by EPA. In April 1995, the D.C. Court of Appeals ordered EPA to grant such a waiver to Ethyl Corporation for the additive MMT, over the objections of EPA and U.S. automobile manufacturers, including Ford. Although other issues must be resolved before MMT can be marketed, this decision greatly increases the likelihood that MMT will be sold as a fuel additive in the near future. Ford and other manufacturers believe that the use of MMT will impair the performance of current emissions systems and onboard diagnostics systems. If MMT becomes available as a fuel additive, this could increase Ford's future warranty costs and necessitate changes in Ford's warranties for emission control devices.

Motor Vehicle Fuel Economy -- With respect to fuel economy measures in Europe discussed on page 24 of the 10-K Report, on March 23, 1995, the German Automobile Manufacturers Association (of which Ford Germany is a member) undertook an industry-wide voluntary agreement with the German government for reducing the average fuel consumption of new cars sold in Germany by 25% from 1990 levels by 2005, and the German government has agreed to improve traffic management systems, eliminate infrastructure bottlenecks, integrate transport modes, promote alternative fuels and improved drive systems, and introduce an emission-based road tax system. The need for and feasibility of potential changes to the undertaking, including subsequent further reductions in average fuel consumption, will be reviewed before 2000.

Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/l to
19.2 km/l. To achieve these target fuel consumption levels for the vehicles it exports to Japan, Ford may have to take costly actions that could have substantial adverse effects on its sales volume and profits in Japan.

Water Pollution Control -- With respect to EPA's proposed regulations under the Great Lakes Critical Programs Act of 1990 discussed on page 24 of the 10-K Report, the EPA has now adopted such regulations, which impose more restrictive standards for discharges into waters that impact the Great Lakes and which will require Ford to add costly pollution control equipment to its facilities.

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index.

           (b)  Reports on Form 8-K during the quarter ended March 31, 1995:

                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
- --------------        ---------------------   ----------------
January 17, 1995      Item 5 - Other Events   None

February 10, 1995     Item 5 - Other Events   Consolidated Financial
                                              Statements of Ford Motor
                                              Credit Company and Sub-
                                              sidiaries together with
                                              the Report of Independent
                                              Accountants of Coopers & Lybrand
                                              L.L.P., independent certified
                                              public accountants and News
                                              release dated February 1, 1995
                                              of Ford Motor Company and
                                              Subsidiaries for the year
                                              ended December 31, 1994 with
                                              attachments.

February 17, 1995    Item 5 - Other Events    None

February 21, 1995    Item 5 - Other Events    None

March 24, 1995       Item 5 - Other Events    None


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ Terrence F. Marrs
May 11, 1995                         --------------------------
                                      Terrence F. Marrs, Controller
                                      (Chief Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at March 31, 1995 and 1994, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended March 31, 1995. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1994 and the related consolidated statements of income and of earnings retained for use in the business and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
April 19, 1995

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

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              May 11, 1995,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule.    Filed with this
                                                          Report.