Form 10-Q
period 1995-06-30
FORD MOTOR CREDIT CO
filed 1995-07-31
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----

                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of July 31, 1995.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.
                           PAGE 1 OF 22.
                EXHIBIT INDEX APPEARS AT PAGE 18.
<PAGE 2>       FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                     PART 1.  FINANCIAL INFORMATION

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

                 FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                  For the Periods Ended June 30, 1995 and 1994
                                 (in millions)

                                               Second Quarter            First Half
                                              1995        1994        1995         1994
                                           ---------   ----------  ----------  ----------
                                                 (Unaudited)             (Unaudited)
Financing Revenue
 Operating leases                          $  1,717.2  $  1,261.3  $  3,379.1  $  2,371.5
 Retail                                         892.8       794.5     1,721.9     1,589.6
 Wholesale                                      401.0       248.9       742.8       435.3
 Diversified                                     36.9        27.4        69.9        52.7
 Other                                           84.7        66.6       165.2       124.0
                                           ----------  ----------  ----------  ----------
    Total financing revenue                   3,132.6     2,398.7     6,078.9     4,573.1

Investment and other income                     121.6       194.7       234.2       277.5
                                           ----------  ----------  ----------  ----------
    Total revenue                             3,254.2     2,593.4     6,313.1     4,850.6

Expenses
 Depreciation on operating leases             1,255.9       934.9     2,440.4     1,744.4
 Interest expense                             1,245.1       845.4     2,401.7     1,605.6
 Operating expenses                             200.1       230.4       470.3       443.4
 Provision for credit losses                     79.2        61.2       156.5       132.3
                                           ----------  ----------  ----------  ----------
    Total expenses                            2,780.3     2,071.9     5,468.9     3,925.7
                                           ----------  ----------  ----------  ----------
Equity in net income of affiliated
  companies                                      48.4        51.2       107.0       104.8

Income before income taxes                      522.3       572.7       951.2     1,029.7

Provision for income taxes                      177.4       201.2       315.3       357.1
                                           ----------  ----------  ----------  ----------
Income before minority interest                 344.9       371.5       635.9       672.6

Minority interest in net income of
  subsidiaries                                    3.7         2.9         6.8         5.2
                                           ----------  ----------  ----------  ----------
Net income                                      341.2       368.6       629.1       667.4

Earnings retained for use in
  the business
 Beginning of period                          6,137.1     5,198.7     5,849.2     4,899.9
 Dividends                                          0           0           0           0
                                           ----------  ----------  ----------  ----------
 End of period                             $  6,478.3  $  5,567.3  $  6,478.3  $  5,567.3
                                           ==========  ==========  ==========  ==========

Certain amounts for Second Quarter and First Half 1994 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.
/TABLE

<PAGE 3>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                                June 30,    December 31,    June 30,
                                                  1995          1994          1994
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $     630.8   $     292.0   $   1,094.6
 Investments in securities                        1,737.1       1,596.3       1,258.9
 Finance receivables, net (Note 1)               61,193.2      56,946.5      55,260.8
 Accounts and notes receivable from
  affiliated companies                              399.5         250.3         381.4
 Equity in net assets of affiliated companies     1,553.1       1,346.5       1,253.7
 Net investment, operating leases                22,637.5      19,993.9      16,567.9
 Other assets                                     2,510.4       2,799.0       2,160.4
                                              -----------   -----------   -----------
      Total assets                            $  90,661.6   $  83,224.5   $  77,977.7
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   1,466.1   $   1,326.5   $   1,160.8
    Affiliated companies                            527.1         496.0         764.1
                                              -----------   -----------   -----------
      Total accounts payable                      1,993.2       1,822.5       1,924.9

 Debt (Note 2)                                   76,215.0      70,440.4      65,656.7
 Deferred income taxes                            2,799.3       2,405.9       2,210.6
 Other liabilities and deferred income            1,685.5       1,495.6       1,421.1
                                              -----------   -----------   -----------

      Total liabilities                          82,693.0      76,164.4      71,213.3

Minority interest in net assets of
  subsidiaries                                      575.1         397.5         400.4

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by stockholder)     917.3         917.3         917.3
 Unrealized (loss)/gain on marketable securities,
  net of taxes                                       29.7         (70.0)        (34.9)
 Foreign-currency translation adjustments           (56.8)        (58.3)       (110.7)
 Earnings retained for use in the business        6,478.3       5,848.6       5,567.3
                                              -----------   -----------   -----------

      Total stockholder's equity                  7,393.5       6,662.6       6,364.0
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $  90,661.6   $  83,224.5   $  77,977.7
                                              ===========   ===========   ===========

Certain amounts for June 1994 have been reclassified to conform with presentations adopted in subsequent periods.


The accompanying notes are part of the financial statements.

<PAGE 4>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                  For the Periods Ended June 30, 1995 and 1994
                                  (in millions)

                                                                  First Half
                                                             1995           1994
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    629.1    $    667.4
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                   156.5         132.3
  Depreciation and amortization                               2,564.5       1,772.7
  Gain on sales of finance receivables                              0         (19.3)
  Gain on sale of investment                                        0         (58 3)
  Equity in net income of affiliates                           (107.0)       (104.8)
  Deferred income taxes                                         393.7          81.6
  Changes in the following items
   Other assets                                                  78.5         196.6
   Other liabilities                                            397.6         697.0
 Other                                                          110.1          25.1
                                                           ----------    ----------
   Net cash provided by operating activities                  4,223.0       3,390.3
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables                            (15,493.3)    (13,866.3)
 Collection of finance receivables                           13,022.8      11,263.8
 Net change in wholesale receivables                         (1,849.9)     (3,008.6)
 Proceeds from sales of finance receivables                         0       1,013.3
 Purchase of operating lease vehicles                        (8,683.7)     (6,987.8)
 Proceeds from sale of operating leases                         634.5             0
 Liquidation of operating leases vehicles                     2,974.1       1,245.5
 Other                                                         (136.4)        151.6
                                                           ----------    ----------
   Net cash used in investing activities                     (9,531.9)    (10,188.5)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     6,056.0       6,573.9
 Principal payments on long-term debt                        (2,808.3)     (4,345.2)
 Change in short-term debt, net                               2,300.7       4,579.3
 Other                                                           98.2          93.1
                                                           ----------    ----------
   Net cash provided by financing activities                  5,646.6       6,901.1
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                      1.1          (0.6)
                                                           ----------    ----------
   Net change in cash and cash equivalents                      338.8         102.3

Cash and cash equivalents, beginning of period                  292.0         992.3
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $    630.8    $  1,094.6
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  2,250.3    $  1,560.8
 Taxes paid                                                      73.9         223.0

Certain amounts for First Half 1994 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.

<PAGE 5>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements


Note 1. Finance Receivables (in millions)

                                                  June 30,   December 31,   June 30,
                                                    1995         1994         1994
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  43,116.5  $  40,566.6  $  39,799.7
Wholesale                                          17,123.1     15,252.9     14,684.9
Diversified                                         2,807.0      2,738.2      2,595.5
Other                                               4,574.5      4,263.8      4,036.6
                                                -----------  -----------  -----------

   Total finance receivables                       67,621.1     62,821.5     61,116.7

Add loan origination costs                            177.2        155.6        141.3

Less
 Unearned income                                   (5,964.2)    (5,371.0)    (5,259.8)
 Allowance for credit losses                         (640.9)      (659.6)      (737.4)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  61,193.2  $  56,946.5  $  55,260.8
                                                ===========  ===========  ===========

<PAGE 6>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    Notes To Financial Statements (continued)


Note 2. Debt (in millions)

                                                      June 30,    December 31, June 30,
                                                        1995         1994        1994
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  35,379.8  $  33,228.9 $  29,021.5
 Other short-term debt*                                  1,299.5      1,136.0     1,032.0
                                                     -----------  ----------- -----------
   Total short-term debt                                36,679.3     34,364.9    30,053.5

 Senior and subordinated
  notes and debentures
  payable within one year                                5,435.6      4,712.7     6,292.1
                                                     -----------  ----------- -----------
   Total payable within
     one year                                           42,114.9     39,077.6    36,345.6
                                                     -----------  ----------- -----------
                               June 30, 1995
                       ----------------------------
                       Weighted Average
                       Interest Rates*** Maturities
                       ----------------- ----------
PAYABLE AFTER ONE YEAR:
 Unsecured senior notes
  Notes **                    7.14%      1996-2048      34,096.0     31,411.2    29,364.7
  Unamortized premium/
    (discount)                                               4.1        (48.4)      (53.6)
                                                     -----------  ----------- -----------
   Total unsecured
     senior notes                                       34,100.1     31,362.8    29,311.1
                                                     -----------  ----------- -----------
   Total payable
     after one year                                     34,100.1     31,362.8    29,311.1
                                                     -----------  ----------- -----------
   Total debt                                        $  76,215.0  $  70,440.4 $  65,656.7
                                                     ===========  =========== ===========


  *               Includes $2.3 million with affiliated companies at June 30, 1994.
 **               Includes $1,059 million with affiliated companies at June 30, 1995.
***               Rates were variable on about 27.3% of the debt payable after one year including the effects of interest rate swap agreements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORD CREDIT SECOND QUARTER 1995 RESULTS OF OPERATIONS

     Ford Credit's consolidated net income for the second quarter of 1995 was $341 million, down $27 million or 7% compared with $368 million in the second quarter of 1994. Income from financing operations was $293 million, down $24 million or 8% from the same period a year ago. Equity in net income of affiliated companies, primarily Ford Holdings, Inc., was $48 million compared with $51 million in the same period a year ago.

<PAGE 7>

     Compared with results from a year ago, the decrease in financing profits in the second quarter of 1995 primarily reflected lower net interest margins, non-recurrence of 1994's one-time gain from the sale of Ford Credit's minority interest in Manheim Auto Auctions Inc., higher credit losses, and lower gains from sale of receivables. Higher financing volumes were a partial offset. The lower net interest margins reflected an increase in U.S. portfolio borrowing rates from 5.1% to 6.7% offset partially by higher portfolio yields on finance receivables and operating leases. Interest margins were adversely affected because interest rates earned on finance receivables, including operating leases net of depreciation, were limited by competitive pressure in automotive financing. Credit loss performance remains strong but losses have increased in the second quarter of 1995 compared with a year earlier. The increase reflected higher losses per
repossessed unit and an increase in repossession rates.   The higher level of
earning assets reflected increases in operating leases, wholesale financing, and retail installment sale receivables.

     Total gross finance receivables and net investment in operating leases at June 30, 1995 were $90.3 billion, up $12.7 billion or 16% from a year earlier. The increase primarily reflected higher levels of operating leases, wholesale receivables, and retail installment sale receivables. Depreciation expense on operating leases in the second quarter of 1995 was $1,256 million, up $321 million or 34% compared with the second quarter of 1994. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned from the increased volume of lease contracts.

     During the second quarter of 1995, Ford Credit financed 36.1% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 35.8% in the second quarter of 1994. The increase primarily reflected higher levels of operating lease and daily rental car financing. Ford Credit provided retail financing for 663,000 new and used vehicles in the United States, up 6% from a year ago. Ford Credit also provided wholesale financing for 80.6% of Ford Motor Company factory sales to U.S. car and truck dealers during the quarter, compared with 81.5% in the same period a year ago.

FORD CREDIT FIRST HALF 1995 RESULTS OF OPERATIONS.

     For the first half of 1995, Ford Credit's consolidated net income was $629 million, down $38 million or 6% from $667 million in the first half of 1994. Income from financing operations was $522 million, down $40 million or 7% from the same period a year ago. Equity in net income of affiliated companies was $107 million compared with $105 million in 1994. The factors affecting financing profits during the first half of 1995 were the same as those affecting second quarter results discussed above. Depreciation expense in the first half of 1995 was $2,440 million, up $696 million or 40% compared with the first half of 1994. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned from the increased volume of lease contracts.

     During the first half of 1995, Ford Credit provided retail financing for 36.3% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 37.1% in the same period a year ago. The decrease primarily resulted from lower levels of retail installment sale financing, offset partially by higher levels of operating lease financing. Ford Credit provided U.S. retail financing for 1,235,000 new and used vehicles compared with 1,210,000 vehicles in the first half of 1994. Ford Credit also provided wholesale financing for 79.2% of Ford Motor Company factory sales to U.S. car and truck dealers during the first half of 1995, compared with 80.1% in the same period last year.

<PAGE 8>

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

Ford Credit's outstanding debt at June 30, 1995 and at the end of each of the last five years was as follows:


                                               <C
                                               June 30,                       December 31
                                                         ---------------------------------------------------------
                                                1995       1994         1993         1992        1991        1990
                                                ----       ----         ----         ----        ----        ----
                                                                                  (in millions)


Commercial paper & STBA's(a)                   $35,452     $33,300      $24,506     $21,210      $18,232     $23,371
Other short-term debt (b)                        1,227       1,065        1,001       1,785        1,642       1,411

Long-term debt (including
  current portion) (c)                          39,536      36,075       33,292      26,961       28,455      26,209
                                               =======     =======      =======     =======      =======     =======
Total debt                                     $76,215     $70,440      $58,799     $49,956      $48,329     $50,991

                                                1995        1995        1994        1993         1992        1991
                                                ----        ----        ----         ----        ----         ----
Memo:
  Total support facilities                      $27.4       $22.3       $16.9       $13.9        $13.8       $12.7
  (billions -- as of July 1,
  1995 and January 1,
  1995-1991, respectively)

- - - - - -
(a)    Short-term borrowing agreements with bank trust departments
(b) Includes $2.3 million, $150 million and $800 million with affiliated companies at June 30, 1995, December 31, 1993 and December 31, 1992, respectively
(c)    Includes $1,059 million with an affiliated company at June 30, 1995

Support facilities represent additional sources of funds, if required. At June 30, 1995, Ford Credit had approximately $21.1 billion of contractually committed facilities for use in the United States (which included $5.9 billion of Ford bank lines that may be used by Ford Credit at Ford's option).
At June 30, 1995, all of these U.S. facilities were unused. Outside of the United States, an additional $1.3 billion of contractually committed facilities supported borrowing operations in Canada, Australia, New
Zealand, and Puerto Rico, substantially all of which were unused.

Effective July 1, 1995, the majority of these facilities available to Ford Credit and its subsidiaries at June 30 were terminated and replaced by new contractually committed global credit agreements from various banks. Support facilities available to Ford Credit at July 1, 1995 totaled
$27.4 billion (which includes $7.6 billion of Ford bank lines that may be used by Ford Credit at Ford's option). These facilities have various maturity dates through June 2000. The entire $27.4 billion may be used, at Ford Credit's option, by its subsidiaries in Canada, Australia, New Zealand, Japan, and Puerto Rico. Any such borrowing by will be guaranteed by Ford Credit.

<PAGE 9>                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None to Report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information


                                   INFORMATION CONCERNING FORD


Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended June, 1995 and 1994 (in millions except amounts per share):

                                           Second Quarter           First Half
                                            -------------        -----------------
                                            1995     1994          1995     1994
                                            ----     ----          ----     ----
Sales and revenues                        $36,389  $33,772       $71,172  $64,174

Total costs and expenses                   33,766   30,906        66,031   59,561
Operating income                            2,623    2,866         5,141    4,613
Automotive net interest income/(expense)       42        0            83      (48)
Automotive equity in net income
 of affiliated companies                       19       42            39      109
Income before income taxes                  2,684    2,908         5,263    4,674
Provision for income taxes                  1,053    1,161         2,041    1,986
Minority interests in net income
 of subsidiaries                               59       36           100       73

Net income                                $ 1,572  $ 1,711       $ 3,122  $ 2,615

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                          $  1.45  $  1.63       $  2.89  $  2.47


Income per share
 assuming full dilution                   $  1.30  $  1.44       $  2.59  $  2.20

Cash Dividends per share                  $  0.31  $  0.225      $  0.57  $  0.425



<PAGE 10>

FIRST HALF 1995 RESULTS OF OPERATIONS - FORD

Overview

Ford earned $1,572 million, or $1.45 per share of Common and Class B Stock, in the second quarter of 1995. This compares with $1,711 million, or $1.63 per share, in the second quarter of 1994. Fully diluted earnings per share were $1.30 in the second quarter of 1995, compared with $1.44 a year ago. Ford's worldwide sales and revenues were $36.4 billion, up $2.6 billion from a year ago. Vehicle unit sales of cars and trucks were 1,811,000, down 39,000 units, or 2%. Stockholders' equity was $25.2 billion at June 30, 1995.

On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on Ford's outstanding Common and Class B Stock became effective.

Automotive Operations

Net income from Ford's worldwide Automotive operations was $1,100 million in the second quarter of 1995 on sales of $29.9 billion, compared with $1,202 million in the second quarter of 1994 on sales of $28.4 billion.

In the U.S., Ford's Automotive operations earned $663 million in the second quarter of 1995 on sales of $19.4 billion, compared with $888 million a year ago on sales of $19.1 billion. The decline in earnings was more than explained by lower unit volume, reflecting lower industry volume and unfavorable dealer inventory changes that more than offset improved market share. Changes in exchange rates (primarily the German Mark and Japanese Yen) also reduced earnings compared with a year ago. U.S. Automotive after-tax return on sales was 3.4% in the second quarter of 1995, down 1.2 points from a year ago. The decline also reflected primarily the effects of lower unit volume and unfavorable exchange rate changes.

In the second quarter of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 14.7 million units, compared with
15.3 million units in the second quarter of 1994. Ford's car market share was 21.3% in the second quarter of 1995, down 2/10 of a point from a year ago. Ford's truck share was 32.8%, up 2.8 points from a year ago. Ford's combined car and truck share was 26.2%, up 1.2 points from a year ago. The improvement in share reflected primarily strong sales of the Explorer, Windstar, F-Series trucks and Contour/Mystique.

Outside the U.S., Automotive operations earned $437 million in the second quarter of 1995 on sales of $10.5 billion, compared with $314 million a year ago on sales of $9.3 billion. The improvement reflected primarily improved margins in Europe and higher unit volume in the Asia-Pacific region. In Europe, Automotive operations earned $319 million, compared with $167 million a year ago.

In the second quarter of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.7 million units, up 480,000 units from year ago levels. Ford's car share was 11.9% in the second quarter of 1995, up 4/10 of a point from a year ago. Ford's truck share was 14.5%, down 5/10 of a point from a year ago, reflecting primarily lower fleet sales. Ford's combined car and truck share was 12.2%, up 3/10 of a point from a year ago.

It is expected that after-tax returns for the remainder of 1995 will be lower than the year ago period. Production volume in the second half of 1995 is expected to be down compared with a year ago as a result of the uncertain outlook for U.S. industry sales. This factor, combined with the timing and cost of major new product introductions in 1995 and early 1996 and the continued unfavorable effect of exchange rate changes, are expected to dampen results in the upcoming quarters.
<PAGE 11>

Ford and Volkswagen AG have agreed on a separation process leading toward dissolution of their Autolatina joint venture in Brazil and Argentina by year-end 1995. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe. It is believed the effect, if any, of the dissolution of Autolatina on Ford's future earnings is not likely to be material. Business conditions in these markets, however, have been and are expected to continue to be volatile and subject to rapid change, which can affect future earnings.

Financial Services Operations

Ford's Financial Services operations earned $472 million in the second quarter of 1995, compared with $509 million in the second quarter of 1994. The decrease resulted primarily from the nonrecurrence of a gain on sale in 1994 of Ford Credit's interest in Manheim Auctions ($31 million).

For a discussion of Ford Credit's operations in the second quarter of 1995, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit Second Quarter 1995 Results of Operations." In addition, the international operations managed by Ford Credit, but not included in its consolidated results, earned $66 million in the second quarter of 1995, compared with $50 million a year ago.

Associates First Capital Corporation ("The Associates") earned a record
$141 million in the U.S. in the second quarter of 1995, compared with $121 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $27 million in the second quarter of 1995, compared with $21 million a year ago.

USL Capital Corporation ("USL Capital") earned a record $30 million in the second quarter of 1995, compared with $27 million a year ago. The increase reflected higher levels of earning assets and higher gains on asset sales. The Hertz Corporation ("Hertz") earned $19 million in the second quarter of 1995, compared with $26 million in the second quarter of 1994. The decrease reflected primarily increased depreciation and borrowing costs, partially offset by higher volume in construction equipment rentals and sales. The American Road Insurance Company ("American Road") incurred a loss of $9 million in the second quarter of 1995, compared with a net income of $13 million a year ago. The decrease reflected lower underwriting results in floor plan products and the dissolution of an operating subsidiary.


FIRST HALF 1995 RESULTS OF OPERATIONS - FORD

Overview

Ford earned $3,122 million, or $2.89 per share of Common and Class B Stock, in the first half of 1995. This compares with $2,615 million, or $2.47 per share, in the first half of 1994. Ford's results a year ago included a charge of $440 million related to the disposition of First Nationwide Bank. Fully diluted earnings per share were $2.59 in the first half of 1995, compared with $2.20 a year ago. Ford's worldwide sales and revenues were $71.2 billion, up $7 billion from a year ago. Vehicle unit sales of cars and trucks were 3,581,000, up 11,000 units.

<PAGE 12>

Automotive Operations

Net income from Ford's worldwide Automotive operations was $2,241 million in the first half of 1995 on sales of $58.5 billion, compared with $2,175 million in the first half of 1994 on sales of $54.4 billion.

In the U.S., Ford's Automotive operations earned $1,488 million in the first half of 1995 on sales of $38.9 billion, compared with $1,704 million a year ago on sales of $37.1 billion. U.S. Automotive after-tax return on sales was 3.8%, down 8/10 of a point from a year ago. The decline in earnings reflected primarily the same factors as those described in the discussion of second quarter results of operations.

In the first half of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 14.9 million units, compared with 15.5 million units a year ago. Ford expects U.S. car and truck industry sales to total 15.1 million units for the full year, compared with 15.4 million units in 1994. Ford's car share was 21.6% in the first half of 1995, up 3/10 of a point from a year ago. Ford's truck share was 32.6%, up 2.9 points from a year ago. Ford's combined car and truck share was 26.3%, up 1.4 points from a year ago.

Outside the U.S., Automotive operations earned $753 million in the first half of 1995 on sales of $19.6 billion, compared with $471 million a year ago on sales of $17.3 billion. The improvement reflected primarily higher unit volume and improved margins in Europe. Ford's European Automotive operations earned $484 million in the first half of 1995, compared with $220 million a year ago.

In the first half of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.6 million units, compared with
13.2 million units a year ago. Ford expects European car and truck industry sales to total 13.4 million units for the full year, compared with
13.3 million units in 1994. Ford's car share was 12% in the first half of 1995, up 2/10 of a point from a year ago. Ford's truck share was 15.1%, up 4/10 of a point from a year ago. Ford's combined car and truck share was 12.3%, up 2/10 of a point from the first half of 1994.

Financial Services Operations

Ford's Financial Services operations earned $881 million in the first half of 1995, compared with $440 million in the first half of 1994. The improvement was explained by the nonrecurrence of the $440 million charge to net income in the first quarter of 1994 for disposition of First Nationwide Bank.

For a discussion of Ford Credit's results of operations in the first half of 1995, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Half 1995 Results of Operations." In addition, the international operations managed by Ford Credit, but not included in its consolidated results, earned $131 million in the first half of 1995, compared with $113 million a year ago.

The Associates earned a record $293 million in the U.S. in the first half of 1995, compared with $249 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $49 million in the first half of 1995, compared with $39 million a year ago.

USL Capital earned a record $56 million in the first half of 1995, compared with $48 million a year ago. Hertz earned $19 million in the first half of 1995, compared with $25 million a year ago. American Road incurred a loss of $4 million in the first half of 1995, compared with earnings of $30 million in the same period in 1994. These changes reflected primarily the same factors as those described in the discussion of second quarter results of operations.

<PAGE 13>

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations

Cash, cash equivalents and marketable securities of Ford's Automotive operations were $14 billion at June 30, 1995, up $1.9 billion from December 31, 1994. The amount of cash, cash equivalents and marketable securities is expected to decline during the second half of the year because of lower production volume and higher capital spending. Ford paid $729 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during the first six months of 1995.

Automotive capital expenditures were $4 billion in the first six months of 1995, up $470 million from the same period a year ago. Automotive capital spending is projected to increase further during the second half of the year as a result of increases in both product and nonproduct spending. The higher product spending reflects a record pace of new-model introductions and increased capacity for selected components and vehicles, while the higher nonproduct spending reflects continuing efforts to improve efficiency and quality.

Automotive debt at June 30, 1995 totaled $6.9 billion, which was 21% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 25% of total capitalization, at December 31, 1994.

At June 30, 1995, Ford (parent company only) had long-term contractually committed credit agreements in the U.S. under which $5.9 billion were available from various banks. These facilities were unused at June 30, 1995. Outside the U.S., Ford had additional long-term contractually committed credit-line agreements of $2.6 billion at June 30, 1995; none of these were in use.

Effective July 1, 1995, most of the credit facilities discussed above were replaced with long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2000. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford.
In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe.


Financial Services Operations

Financial Services' cash, cash equivalents and investments in securities totaled $9.2 billion at June 30, 1995, up $1.4 billion from December 31, 1994.


Net receivables and lease investments were $143.5 billion at June 30, 1995, up $13.2 billion from December 31, 1994. The increase reflected continued growth in earning assets at Ford Credit and The Associates.

Total debt was $136.5 billion at June 30, 1995, up $12.8 billion from December 31, 1994. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates.
<PAGE 14>


At June 30, 1995, Financial Services had $34.8 billion of contractually committed support facilities (including the $5.9 billion of the Ford Credit agreements) for use in the U.S.; less than 2% of these facilities, excluding the Ford Credit agreements, were in use. An additional $9 billion of contractually committed support facilities were available outside the U.S. at June 30, 1995; $1.5 billion of these were in use. The majority of these facilities that were available for use by Ford Credit and Ford Credit Europe and their subsidiaries ($21.3 billion, excluding the $5.9 billion of the Ford Credit agreements) have been terminated effective July 1, 1995, and have been replaced by contractually committed global credit agreements under which $19.8 billion and $4.1 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 75%, respectively, of such facilities are available through June 30, 2000. The entire $19.8 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.1 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be.


ACCOUNTING POLICIES

With respect to the accounting issue under consideration by the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board, referred to in the last paragraph on page 34 of the 10-K Report, the consensus reached by the EITF on Issue 95-4, "Revenue Recognition on Equipment Sold and Subsequently Repurchased Subject to an Operating Lease", at its July 21, 1995 meeting reaffirmed Ford's present accounting practice.

<PAGE 15>


LEGAL PROCEEDINGS - FORD

Product Matters

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the second paragraph on page 26 of the 10-K Report and on page 12 of Ford Motor Credit Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 (the "First Quarter 10-Q Report"), the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $748 million at June 30, 1995.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the third paragraph on page 26 of the 10-K Report and on page 12 of the First Quarter 10-Q Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.1 billion at June 30, 1995.

With respect to the lawsuits for damages involving asbestos, referred to in the fifth paragraph on page 26 of the 10-K Report and on page 12 of the First Quarter 10-Q Report, the damages specified by plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $235 million at June 30, 1995.

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

Other Matters

With respect to the lawsuit in federal court in Nevada seeking damages and an injunction for alleged infringement of U.S. patents characterized as covering machine vision inspection technologies and other technologies, referred to in the second full paragraph on page 27 of the 10-K Report, the magistrate judge handling the case recommended to the district court judge that he enter judgment for Ford holding that the patents alleged to be infringed pertaining to machine vision inspection technologies are unenforceable. The magistrate judge found that the patent owner engaged in "undue delay" by taking 35 years to prosecute the numerous patent applications for these patents and found that the patent owner claimed the work of others as he saw the technologies develop. After a period of time for the filing of objections to the recommendation and replies to those objections, the case will be submitted to the district judge for review.

<PAGE 16>

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index on page 18.

           (b)  Reports on Form 8-K during the quarter ended June 30, 1995:

                 None




                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ Terrence F. Marrs
July 31, 1995                        --------------------------
                                      Terrence F. Marrs, Controller
                                      (Chief Accounting Officer)

<PAGE 17>

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at June 30, 1995 and 1994, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended June 30, 1995. These financial statements are the responsibility of the company's management.

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

Detroit, Michigan
July 19, 1995

<PAGE 18>

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

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              July 19, 1995,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule.    Filed with this
                                                          Report.