Form 10-Q
period 1995-09-30
FORD MOTOR CREDIT CO
filed 1995-11-13
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

                     Commission file numbers 1-6368

                        FORD MOTOR CREDIT COMPANY
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                          38-1612444
--------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 The American Road, Dearborn, Michigan                         48121
---------------------------------------                        ---------
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

<PAGE 2>
                FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                For the Periods Ended September 30, 1995 and 1994
                                 (in millions)

                                               Third Quarter             Nine Months
                                              1995        1994        1995         1994
                                           ---------   ----------  ----------  ----------
                                                 (Unaudited)             (Unaudited)
Financing Revenue
 Operating leases                          $  1,809.0  $  1,405.3  $  5,188.1  $  3,776.8
 Retail                                         935.7       830.7     2,657.5     2,420.3
 Wholesale                                      318.4       226.3     1,061.3       661.6
 Diversified                                     39.2        28.9       109.0        81.6
 Other                                           82.6        69.3       247.9       193.3
                                           ----------  ----------  ----------  ----------
    Total financing revenue                   3,184.9     2,560.5     9,263.8     7,133.6

Investment and other income                     145.7        89.4       379.9       366.9
                                           ----------  ----------  ----------  ----------
    Total revenue                             3,330.6     2,649.9     9,643.7     7,500.5

Expenses
 Depreciation on operating leases             1,303.8     1,039.3     3,744.2     2,783.7
 Interest expense                             1,222.2       905.0     3,623.9     2,510.6
 Operating expenses                             242.1       247.2       712.4       690.6
 Provision for credit losses                    132.9        39.3       289.4       171.6
                                           ----------  ----------  ----------  ----------
    Total expenses                            2,901.0     2,230.8     8,369.9     6,156.5
                                           ----------  ----------  ----------  ----------
Equity in net income of affiliated
  companies                                      67.7        61.4       174.7       166.2

Income before income taxes                      497.3       480.5     1,448.5     1,510.2

Provision for income taxes                      136.2       162.8       451.5       519.9
                                           ----------  ----------  ----------  ----------
Income before minority interest                 361.1       317.7       997.0       990.3

Minority interest in net income of
  subsidiaries                                    3.7         2.9        10.5         8.1
                                           ----------  ----------  ----------  ----------
Net income                                      357.4       314.8       986.5       982.2

Earnings retained for use in
  the business
 Beginning of period                          6,478.3     5,567.3     5,849.2     4,899.9
 Dividends                                     (350.0)     (250.0)     (350.0)     (250.0)
                                           ----------  ----------  ----------  ----------
 End of period                             $  6,485.7  $  5,632.1  $  6,485.7  $  5,632.1
                                           ==========  ==========  ==========  ==========

Certain amounts for Third Quarter and Nine Months 1994 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.
/TABLE

<PAGE 3>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                             September 30,  December 31, September 30,
                                                  1995          1994          1994
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $     564.3   $     292.0   $     628.4
 Investments in securities                        1,761.1       1,596.3       1,256.3
 Finance receivables, net (Note 1)               59,280.2      56,946.5      55,256.9
 Accounts and notes receivable from
  affiliated companies                              302.6         250.3         260.9
 Equity in net assets of affiliated companies     1,617.0       1,346.5       1,297.3
 Net investment, operating leases                23,890.4      19,993.9      18,566.5
 Other assets                                     2,635.7       2,799.0       2,196.9
                                              -----------   -----------   -----------
      Total assets                            $  90,051.3   $  83,224.5   $  79,463.2
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   1,447.3   $   1,326.5   $   1,248.6
    Affiliated companies                            431.5         496.0         585.8
                                              -----------   -----------   -----------
      Total accounts payable                      1,878.8       1,822.5       1,834.4

 Debt (Note 2)                                   75,512.3      70,440.4      67,205.7
 Deferred income taxes                            2,920.8       2,405.9       2,339.5
 Other liabilities and deferred income            1,681.1       1,495.6       1,251.1
                                              -----------   -----------   -----------
      Total liabilities                          81,993.0      76,164.4      72,630.7

Minority interest in net assets of
  subsidiaries                                      654.8         397.5         398.3

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by stockholder)     917.3         917.3         917.3
 Unrealized (loss)/gain on marketable
  securities, net of taxes                           23.0         (70.0)        (53.2)
 Foreign-currency translation adjustments           (47.5)        (58.3)        (87.0)
 Earnings retained for use in the business        6,485.7       5,848.6       5,632.1
                                              -----------   -----------   -----------

      Total stockholder's equity                  7,403.5       6,662.6       6,434.2
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $  90,051.3   $  83,224.5   $  79,463.2
                                              ===========   ===========   ===========

Certain amounts for Third Quarter and Nine Months 1994 have been reclassified to conform with presentations adopted in subsequent periods.


The accompanying notes are part of the financial statements.
/TABLE

<PAGE 4>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                For the Periods Ended September 30, 1995 and 1994
                                  (in millions)

                                                                 Nine Months
                                                             1995           1994
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    986.5    $    982.2
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                   289.4         171.6
  Depreciation and amortization                               3,909.8       2,934.4
  Gain on sales of finance receivables                          (12.8)         (6.2)
  Gain on sale of investment                                        0         (58.3)
  Equity in net income of affiliates                           (174.7)       (166.2)
  Deferred income taxes                                         513.4         201.4
  Changes in the following items
   Other assets                                                   9.8         365.5
   Other liabilities                                            229.2         139.8
 Other                                                           17.0         (46.1)
                                                           ----------    ----------
   Net cash provided by operating activities                  5,767.6       4,518.1
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables                            (21,303.6)    (20,278.7)
 Collection of finance receivables                           16,756.7      16,605.0
 Proceeds from sales of finance receivables
  and operating leases                                        2,728.3       2,009.3
 Net change in wholesale receivables                             11.9      (2,837.2)
 Proceeds from sale of investment                                   0         142.1
 Purchase of operating lease vehicles                       (12,608.0)    (11,011.1)
 Liquidation of operating lease vehicles                      4,377.1       2,267.4
 Other                                                         (192.8)         15.1
                                                           ----------    ----------
   Net cash used in investing activities                    (10,230.4)    (13,088.1)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     7,858.3       7,938.8
 Principal payments on long-term debt                        (3,993.9)     (6,462.0)
 Change in short-term debt, net                                 943.4       6,687.5
 Cash dividends paid                                           (350.0)            0
 Other                                                          274.1          44.2
                                                           ----------    ----------
   Net cash provided by financing activities                  4,731.9       8,208.5
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                      3.2          (2.4)
                                                           ----------    ----------
   Net change in cash and cash equivalents                      272.3        (363.9)

Cash and cash equivalents, beginning of period                  292.0         992.3
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $    564.3    $    628.4
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  3,531.3    $  2,672.8
 Taxes paid                                                      52.8         373.7

Certain amounts for Nine Months 1994 have been reclassified to conform with presentations adopted in subsequent periods.

The accompanying notes are part of the financial statements.
/TABLE

<PAGE 5>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements


Note 1. Finance Receivables (in millions)

                                               September 30, December 31, September 30,
                                                    1995         1994         1994
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  44,396.8  $  40,566.6  $  41,260.1
Wholesale                                          14,389.0     15,252.9     13,477.5
Diversified                                         2,784.0      2,738.2      2,564.1
Other                                               4,401.2      4,263.8      4,013.9
                                                -----------  -----------  -----------

   Total finance receivables                       65,971.0     62,821.5     61,315.6

Add loan origination costs                            208.9        155.6        146.0

Less
 Unearned income                                   (6,254.1)    (5,371.0)    (5,470.2)
 Allowance for credit losses                         (645.6)      (659.6)      (734.5)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  59,280.2  $  56,946.5  $  55,256.9
                                                ===========  ===========  ===========
/TABLE

<PAGE 6>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    Notes To Financial Statements (continued)


Note 2. Debt (in millions)

                                                   September 30, December 31, September 30,
                                                        1995         1994        1994
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  34,024.6  $  33,228.9 $  31,152.7
 Other short-term debt*                                  1,412.7      1,136.0     1,055.8
                                                     -----------  ----------- -----------
   Total short-term debt                                35,437.3     34,364.9    32,208.5

 Senior and subordinated
  notes and debentures
  payable within one year                                6,493.5      4,712.7     4,919.5
                                                     -----------  ----------- -----------
   Total payable within
     one year                                           41,930.8     39,077.6    37,128.0
                                                     -----------  ----------- -----------
                            September 30, 1995
                       ----------------------------
                       Weighted Average
                       Interest Rates*** Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Unsecured senior notes
  Notes**                    7.01%       1996-2048      33,572.4     31,411.2    30,124.5
  Unamortized premium/
   (discount)                                                9.1        (48.4)      (46.8)
                                                     -----------  ----------- -----------
   Total unsecured
     senior notes                                       33,581.5     31,362.8    30,077.7
                                                     -----------  ----------- -----------
   Total payable
   after one year                                       33,581.5     31,362.8    30,077.7
                                                     -----------  ----------- -----------
   Total debt                                        $  75,512.3  $  70,440.4 $  67,205.7
                                                     ===========  =========== ===========


  * Includes $2.4 million with affiliated companies at September 30, 1994.

 ** Includes $1,149 million with affiliated companies at September 30, 1995.

*** Rates were variable on about 27.4% of the debt payable after one year including the effects of interest rate swap agreements.

<PAGE 7>
                 FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORD CREDIT THIRD QUARTER 1995 RESULTS OF OPERATIONS

Ford Credit's consolidated net income for the third quarter of 1995 was $357 million, up $42 million or 13% compared with $315 million in the third quarter of 1994. Income from financing operations was $290 million, up $36 million or 14% from the same period a year ago. Equity in net income of affiliated companies, primarily Ford Holdings, Inc. ("Ford Holdings"), was $68 million compared with $61 million in the same period a year ago.

Compared with results from a year ago, the increase in financing profits in the third quarter of 1995 primarily reflected lower 1995 taxes resulting from prior year tax adjustments, higher financing volumes, improved operating cost performance, and gains from sale of receivables. Lower net interest margins and higher credit losses were a partial offset. The tax adjustment primarily related to a credit received in 1995 resulting from overestimating tax liabilities in 1994. The higher level of earning assets primarily reflected increases in operating leases and retail installment sale receivables. The lower net interest margins reflected an increase in U.S. portfolio borrowing rates from 5.5% to 6.5% offset partially by higher portfolio yields on finance receivables and operating leases. Interest margins were adversely affected because interest rates earned on finance receivables, including operating leases net of depreciation, were limited by competitive pressure in automotive financing. Credit losses increased in the third quarter of 1995, reflecting higher losses per repossessed unit and an increase in repossession rates.

Total gross finance receivables and net investment in operating leases at September 30, 1995 were $89.9 billion, up $10.0 billion or 13% from a year earlier. The increase primarily reflected higher levels of operating leases and retail installment sale receivables. Depreciation expense on operating leases in the third quarter of 1995 was $1,304 million, up $264 million or 25% compared with the third quarter of 1994. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned from the increased volume of lease contracts.

During the third quarter of 1995, Ford Credit financed 38.0% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 36.7% in the third quarter of 1994.
The increase reflected higher levels of retail installment sale financing. Ford Credit provided retail financing for 658,000 new and used vehicles in the United States, up 12% from a year ago. Ford Credit also provided wholesale financing for 79.8% of Ford Motor Company factory sales to U.S. car and truck dealers during the quarter, compared with 82.9% in the same period a year ago.

<PAGE 8>
FORD CREDIT FIRST NINE MONTHS 1995 RESULTS OF OPERATIONS

For the first nine months of 1995, Ford Credit's consolidated net income was $986 million, up $4 million from $982 million in 1994. Income from financing operations was $812 million, down $4 million from the same period a year ago, resulting from lower net interest margins, higher credit losses, and the non-recurrence of the one-time gain from the sale of Ford Credit's investment in Manheim Auctions,
Inc.   A higher level of earning assets, lower 1995 taxes resulting from prior year tax adjustments and improved operating cost
performance were a partial offset.   Equity in net income of affiliated
companies was $175 million compared with $166 million in 1994. Depreciation expense in the first nine months of 1995 was $3,744 million, up $960 million or 35% compared with the first nine months of 1994. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned from the
increased volume of lease contracts.   During the first nine months of
1995, Ford Credit provided retail financing for 36.8% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 37.0% in the same period a year ago. Ford Credit provided U.S. retail financing for 1,892,000 new and used vehicles compared with 1,798,000 vehicles in the first nine months of 1994.
Ford Credit also provided wholesale financing for 79.7% of Ford
Motor Company factory sales to U.S. car and truck dealers during the first nine months of 1995, compared with 81.0% in the same period last year.

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

Ford Credit's outstanding debt at September 30, 1995 and at the end of each of the last five years was as follows:

                                         Sept.30,                          December 31
                                          1995        1994        1993        1992        1991         1990
                                          ----        ----        ----        ----        ----         ----
                                                                           (in millions)

Commercial paper & STBA's(a)            $34,086     $33,300     $24,506     $21,210     $18,232      $23,371
Other short-term debt                     1,351       1,065       1,001       1,785       1,642        1,411

Long-term debt (including
 current portion) (b)                    40,075      36,075      33,292      26,961      28,455       26,209
                                        -------     -------     -------     -------     -------      -------

Total debt                              $75,512     $70,440     $58,799     $49,956     $48,329      $50,991
                                        =======     =======     =======     =======     =======      =======


MEMO:                                     1995        1995        1994        1993        1992         1991
                                          ----        ----        ----        ----        ----         ----
 Total support facilities                $27.4       $22.3       $16.9       $13.9       $13.8        $12.7
 (billions -- as of July 1,
 1995 and January 1,
 1995-1991, respectively)

------

(a)  Short-term borrowing agreements with bank trust departments
(b)  Includes $1,149 million with affiliated companies at September 30, 1995

Support facilities represent additional sources of funds, if required. At September 30, 1995, Ford Credit had approximately $27.4 billion of contractually committed facilities for use (which included $7.6 billion of Ford bank lines that may be used by Ford Credit at Ford's option). These facilities have various maturity dates through June 2000. The entire $27.4 billion may be used, at Ford Credit's option, by its subsidiaries in Canada, Australia, Mexico, New Zealand, Japan, and Puerto Rico. Any such borrowing will be guaranteed by Ford Credit.
<PAGE 9>
                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None to report.

Item 2.  Changes in securities

         Not required.

Item 3.  Defaults upon Senior Securities

         Not required.

Item 4.  Submission of Matters to a Vote of Secuirty Holders

         Not required.

Item 5.  Other Information

                            INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended September 30, 1995 and 1994 (in millions except amounts per share):


                                              Third Quarter                  Nine Months
                                              -------------               -----------------
                                             1995       1994              1995         1994
                                             ----       ----              ----         ----

Sales and revenues                         $31,418     $30,622           $102,590     $94,796

Total costs and expenses                    30,686      28,746             96,717      88,307
Operating income                               732       1,876              5,873       6,489
Automotive net interest income/(expense)        20         (64)               103        (112)
Automotive equity in net/(loss)income
 of affiliated companies                      (190)         84               (151)        193
Income before income taxes                     562       1,896              5,825       6,570
Provision for income taxes                     157         737              2,198       2,723
Minority interests in net income
 of subsidiaries                                48          35                148         108

Net income                                     357       1,124              3,479       3,739

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                           $  0.28     $   1.04          $   3.13     $  3.50

Income per share
 assuming full dilution                    $  0.27     $   0.93          $   2.85     $  3.13

Cash Dividends per share of Common
 and Class B Stock                         $  0.31     $   0.225         $   0.88     $  0.65

<PAGE 10>
THIRD QUARTER 1995 RESULTS OF OPERATIONS - FORD

Overview

Ford Motor Company earned $357 million, or $0.28 per share of Common and Class B Stock, in the third quarter of 1995. This compares with $1,124 million, or $1.04 per share, in the third quarter of 1994. Fully diluted earnings per share were $0.27 in the third quarter of 1995, compared with $0.93 a year ago. Ford's worldwide sales and revenues were $31.4 billion, compared with $30.6 billion a year ago. Vehicle unit sales of cars and trucks were 1,435,000, down 141,000 units, or 9%. Stockholders' equity was $25 billion at September 30, 1995.

Automotive Operations

Ford's worldwide Automotive operations incurred a loss of $201 million in the third quarter of 1995 on sales of $24.4 billion, compared with a net income of $619 million in the third quarter of 1994 on sales of $24.9 billion. Overall, the decline in earnings reflected lower volume in the U.S. and losses in Europe and Brazil.

In the U.S., Ford's Automotive operations earned $187 million in the third quarter of 1995 on sales of $16.8 billion, compared with $553 million a year ago on sales of $17.8 billion. The decline in earnings was explained by lower unit volume (reflecting unusually high production in the year ago period and units lost because of major new product launches and component shortages) and costs associated with introducing new products (mainly the new Taurus and Sable); cost efficiencies were a partial offset. U.S. Automotive after-tax return on sales was 1.1% in the third quarter of 1995, down two points from a year ago.

In the third quarter of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.2 million units, compared with 14.8 million units in the third quarter of 1994. Ford's car market share was 19.8% in the third quarter of 1995, down one point from a year ago. Ford's truck share was 31.6%, up 4/10 of a point from a year ago. Ford's combined car and truck share was 24.7%, down 4/10 of a point from a year ago. The decline in share reflected primarily lower sales of the Taurus and Sable because of model changeover and lower sales of the Escort, offset partially by higher sales of the Explorer and F-Series trucks.

Outside the U.S., Automotive operations incurred a loss of $388 million in the third quarter of 1995 on sales of $7.6 billion, compared with a net income of $66 million a year ago on sales of $7.1 billion. The decline reflected primarily losses in Europe and Brazil.

In Europe, Automotive operations incurred a loss of $320 million, compared with a loss of $37 million a year ago. The larger loss reflected primarily lower unit volume and higher marketing costs, costs associated with introducing new products (the Galaxy minivan and Fiesta), and unfavorable foreign exchange effects.
In the third quarter of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was 13 million units, compared with 13.3 million units in the third quarter of 1994. Ford's car share was 12.6% in the third quarter of 1995, equal to a year ago. Ford's truck share was 15.4%, up one point from a year ago. Ford's combined car and truck share was 12.9%, up 1/10 of a point from a year ago.

<PAGE 11>
Outside the U.S. and Europe, Ford incurred a loss of $68 million in the third quarter of 1995, compared with a profit of $103 million a year earlier. The loss was more than accounted for by operations in Brazil, where higher import duties and a market shift to small cars resulted in excess inventories and higher marketing costs. These conditions are expected to continue for the balance of 1995 and into next year. Business conditions have been and are expected to continue to be volatile and subject to rapid change, which can affect Ford's future earnings.

Ford and Volkswagen AG have agreed on a separation process leading toward dissolution of their Autolatina joint venture in Brazil and Argentina, which is expected to occur by year-end 1995. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe. The long-term effect, if any, of the dissolution of Autolatina on Ford's future results will depend on Ford's ability to compete on its own in these historically volatile markets.

From now through early next year, Ford is launching the new Taurus, Sable, F-150 pick-up truck, Escort and Tracer in North America, and the Galaxy minivan and Fiesta in Europe. In the U.S., the new products will represent about 35% of Ford's volume compared to more typical years when new products represent about 10% to 15% of volume. In Europe, the Fiesta is Ford's highest volume product.

Worldwide Automotive results in the fourth quarter of 1995 are expected to be better than the third quarter of 1995, but worse than the fourth quarter of 1994. Lower production in North America, the continuation of major new product launches in North America (the F-150 pick-up truck) and in Europe (the Fiesta), higher costs associated with additional reductions in personnel, and continued adverse foreign exchange effects are expected to result in lower earnings in the fourth quarter compared with a year ago.

Financial Services Operations

Ford's Financial Services operations earned a record
$558 million in the third quarter of 1995, compared with $505 million in the third quarter of 1994. The increase resulted primarily from record earnings at Ford Credit, The Associates
First Capital Corporation ("The Associates"), USL Capital
Corporation ("USL Capital") and The Hertz Corporation ("Hertz"), offset partially by lower earnings at The American Road
Insurance Company ("American Road").

For a discussion of Ford Credit's results of operations in the third quarter of 1995, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit Third Quarter 1995 Results of Operations." In addition, the international operations managed by Ford Credit, but not included in its consolidated results, earned $69 million in the third quarter of 1995, compared with $62 million a year ago, reflecting primarily higher levels of earning assets, offset partially by lower net interest margins.

The Associates earned a record $171 million in the U.S. in the third quarter of 1995, compared with $151 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $32 million in the third quarter of 1995, compared with $17 million a year ago.

<PAGE 12>
USL Capital earned a record $31 million in the third quarter of 1995, compared with $27 million a year ago. The improvement resulted primarily from higher levels of earning assets. Hertz earned a record $65 million in the third quarter of 1995, compared with $61 million in the third quarter of 1994. The increase reflected primarily higher volume in construction equipment rentals and sales. American Road earned $9 million in the third quarter of 1995, compared with $14 million a year ago. The decrease reflected lower investment income.

Ford has announced that it is reviewing alternative strategies for the non-automotive affiliates of its Financial Services operations. Alternatives being reviewed include the sale by Ford Holdings of a portion of The Associates and sale of all or a portion of USL Capital. No decisions have been made at this time.

Ford Holdings has announced its intention to exchange for cash its outstanding preferred stock (totaling about $2 billion) by means of a cash-out merger, subject to approval by the holders of a majority of the voting power of the outstanding capital stock of Ford Holdings. Because Ford directly or indirectly owns all the outstanding common stock of Ford Holdings, representing 75% of the combined voting power of all classes of capital stock of Ford Holdings, stockholder approval is assured. As provided in the terms of the preferred stock, Ford Holdings will pay the preferred stockholders the liquidation preference of the stock, i.e., the price at which the stock was originally issued, plus accrued dividends. Ford Holdings expects to fund the cash-out merger primarily with bank loans. It is anticipated that the merger will become effective by the end of 1995. Ford Holdings has filed with the Securities and Exchange Commission (the "Commission") a Schedule 13E-3 and a Schedule 14C relating to the merger, which are being reviewed by the Commission.

FIRST NINE MONTHS RESULTS OF OPERATIONS - FORD

Overview

Ford earned $3,479 million, or $3.13 per share of Common and Class B Stock, in the first nine months of 1995. This compares with $3,739 million, or $3.50 per share, in the first nine months of 1994. Ford's results a year ago included a charge of $440 million related to the disposition of First Nationwide Bank. Fully diluted earnings per share were $2.85 in the first nine months of 1995, compared with $3.13 a year ago. Ford's worldwide sales and revenues were $102.6 billion, up $7.8 billion from a year ago. Vehicle unit sales of cars and trucks were 5,016,000, down 130,000 units.

Automotive Operations

Net income from Ford's worldwide Automotive operations was $2,040 million in the first nine months of 1995 on sales of $82.9 billion, compared with $2,794 million in the first nine months of 1994 on sales of $79.4 billion.

In the U.S., Ford's Automotive operations earned $1,675 million in the first nine months of 1995 on sales of $55.7 billion, compared with $2,257 million a year ago on sales of $54.9 billion. The decline in earnings reflected primarily lower unit volume, costs associated with introducing new products, and unfavorable foreign exchange effects. U.S. Automotive after-tax return on sales was 3%, down 1.1 points from a year ago.

In the first nine months of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15 million

<PAGE 13>
units, compared with 15.3 million units a year ago. Ford expects U.S. car and truck industry sales to total 15.1 million units for the full year, compared with 15.4 million units in 1994. Ford's car share was 21% in the first nine months of 1995, down 2/10 of a point from a year ago. Ford's truck share was 32.2%, up 2 points from a year ago. Ford's combined car and truck share was 25.8%, up 9/10 of a point from a year ago.

Outside the U.S., Automotive operations earned $365 million in the first nine months of 1995 on sales of $27.2 billion, compared with $537 million a year ago on sales of $24.5 billion. The decline reflected primarily lower results in Brazil.

Ford's European Automotive operations earned $164 million in the first nine months of 1995, compared with $183 million a year ago. The decline reflected primarily lower unit volume. In the first nine months of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.4 million units, compared with 13.2 million units a year ago. Ford expects European car and truck industry sales to total 13.4 million units for the full year, compared with 13.3 million units in 1994. Ford's car share was 12.2% in the first nine months of 1995, up 2/10 of a point from a year ago. Ford's truck share was 15.2%, up 6/10 of a point from a year ago. Ford's combined car and truck share was 12.5%, up 2/10 of a point from the first nine months of 1994.

Financial Services Operations

Ford's Financial Services operations earned a record
$1,439 million in the first nine months of 1995, compared with $945 million in the first nine months of 1994. The improvement was explained by the nonrecurrence of the $440 million charge to net income in the first quarter of 1994 for disposition of First Nationwide Bank, as well as increased earnings from ongoing operations.

For a discussion of Ford Credit's results of operations in the first nine months of 1995, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Nine Months 1995 Results of Operations." In addition, the international operations managed by Ford Credit, but not included in its consolidated results, earned $200 million in the first nine months of 1995, compared with $175 million a year ago.

The Associates earned a record $464 million in the U.S. in the first nine months of 1995, compared with $400 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $81 million in the first nine months of 1995, compared with $56 million a year ago.

USL Capital earned a record $87 million in the first nine months of 1995, compared with $75 million a year ago. The improvement reflected primarily higher levels of earning assets and higher gains on asset sales. Hertz earned $84 million in the first nine months of 1995, compared with $88 million a year ago. The decrease reflected primarily increased depreciation and borrowing costs. American Road earned $5 million in the first nine months of 1995, compared with $44 million a year ago. The decrease reflected lower underwriting results in floor plan products and the dissolution of an operating subsidiary.

<PAGE 14>
LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Operations

Cash, cash equivalents and marketable securities of Ford's
Automotive operations were $12.2 billion at September 30, 1995, up $158 million from December 31, 1994. Ford paid $1,120 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during the first nine months of 1995.

Automotive capital expenditures were $6.2 billion in the first nine months of 1995, up $298 million from the same period a year ago. Automotive capital spending is projected to increase further during the fourth quarter of 1995 compared with the third quarter of 1995 as a result of increases in both product and nonproduct spending. The higher product spending reflects a record pace of new-model introductions and increased capacity for selected components and vehicles, while the higher nonproduct spending reflects continuing efforts to improve quality and efficiency.

Automotive debt at September 30, 1995 totaled $6.8 billion, which was 21% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 25% of total capitalization, at December 31, 1994. The decrease in Automotive debt reflected primarily the assumption of debt by a Financial Services subsidiary.

At September 30, 1995, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2000. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at September 30, 1995.

Financial Services Operations

Financial Services' cash, cash equivalents and investments in securities totaled $9.1 billion at September 30, 1995, up
$1.3 billion from December 31, 1994.

Net receivables and lease investments were $144.1 billion at September 30, 1995, up $13.8 billion from December 31, 1994. The increase reflected continued growth in earning assets at Ford
Credit and The Associates.

Total debt was $135.9 billion at September 30, 1995, up
$12.2 billion from December 31, 1994. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates.

At September 30, 1995, Financial Services had a total of $47.8 billion of contractually committed support facilities. Of these facilities, $23.9 billion (excluding the $8.4 billion of the Ford Credit facilities) are contractually committed global credit agreements under which $19.8 billion and $4.1 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 75%, respectively, of such facilities are available through June 30, 2000. The entire $19.8 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.1 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At September 30, 1995, $127 million and $670 million of the Ford Credit and Ford Credit Europe global facilities, respectively, were in use.

<PAGE 15>
Other than the global credit agreements, the remaining portion of the Financial Services' support facilities at September 30, 1995 consisted of $21.6 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.3 billion of contractually committed support facilities available to various affiliates outside the U.S; at September 30, 1995, approximately $900 million of these facilities were in use.

ACCOUNTING CHANGES - FORD

The Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board is considering an accounting issue that concerns timing of revenue recognition when a manufacturer conditionally guarantees the resale value of a product or agrees to repurchase the product at a fixed price (Issue 95-1). For Ford, this issue affects primarily sales through dealers to certain daily rental companies where the daily rental company has an option to require Ford to repurchase vehicles. Ford recognizes revenue upon the sale of vehicles to dealers, including vehicles that subsequently are sold to daily rental companies. If the EITF determines such sales should be accounted for as operating leases, with revenue and income deferred and recognized over the term of the lease, Ford would be required to change its accounting for such transactions. The effect of this change, if required, on Ford's financial results is not expected to be material relative to full year 1995 earnings, but it could be material in the quarter in which the accounting change is made. If required, the change could be made either on a prospective basis or on a one-time cumulative basis; in either case, there would be no effect on Ford's cash flow.

LEGAL PROCEEDINGS - FORD

Product Matters

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the second paragraph on page 26 of the 10-K
Report, on page 12 of Ford Credit's quarterly report on Form 10-Q for the quarter ended March 31, 1995 (the "First Quarter 10-Q
Report"), and on page 15 of Ford Credit's quarterly report on Form 10-Q for the quarter ended June 30, 1995 (the "Second
Quarter 10-Q Report"), the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $584 million at September 30, 1995.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the third paragraph on page 26 of the 10-K Report, on page 12 of the First Quarter 10-Q Report, and on page 15 of the Second Quarter 10-Q Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.2 billion at September 30, 1995.

With respect to the lawsuits for damages involving asbestos, referred to in the fifth paragraph on page 26 of the 10-K Report, on page 12 of the First Quarter 10-Q Report, and on page 15 of the Second Quarter 10-Q Report, the damages specified by plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $551 million at September 30, 1995.

In most of the actions described in the foregoing paragraphs, no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been Ford's experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages

<PAGE 16>
paid by Ford in such cases, which generally are, on average, substantially less than the amounts originally claimed. Ford believes that, based on its analysis, any resulting liability or loss from the foregoing matters and those matters described in the 10-K Report on page 26 would not materially affect Ford's consolidated financial statements.

Environmental Matters

Ford has resolved by settlement agreement the notice referred to in the first paragraph under the caption "Environmental Matters" on page 26 of the 10-K Report. In a separate matter potentially involving monetary sanctions exceeding $100,000, Ford has received a notice that a government environmental enforcement agency believes a Ford facility may have violated regulations relating to the management of certain materials.

Other Matters

With respect to the three purported class action lawsuits that allege defects in the paint processes used with respect to certain vehicles manufactured by Ford, referred to in the third full paragraph on page 27 of the 10-K Report, the two lawsuits
(one of which was pending in Louisiana and the other in Alabama) that are nationwide in scope have been consolidated for pretrial proceedings in the U.S. District Court for the Eastern District of Louisiana. In addition, two additional purported class action lawsuits alleging similar facts relating to Ford's paint processes have been filed. One such lawsuit was filed in the federal district court located in Minneapolis, Minnesota and the other was filed in state court in Milwaukee, Wisconsin. Both lawsuits will be consolidated with the two lawsuits mentioned above in the U.S. District Court for the Eastern District of Louisiana.

<PAGE 17>
ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index on page 18.

           (b)  Reports on Form 8-K during the quarter ended September 30, 1995:

                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
--------------        ---------------------   ----------------
July 19, 1995         Item 5 - Other Events   Consolidated Financial
                                              Statements and Management's
                                              Discussion and Analysis of
                                              Financial Condition and
                                              Results of Operations for
                                              second quarter of 1995 and
                                              the first half of 1995 of
                                              Ford Motor Credit Company
                                              and News release dated
                                              July 19, 1995 of Ford
                                              Motor Company and sub-
                                              sidiaries for the quarter
                                              ended June 30, 1995, with
                                              attachments.

August 17, 1995       Item 5 - Other Events         None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ Terrence F. Marrs
November 13, 1995                     --------------------------
                                      Terrence F. Marrs, Controller
                                      (Chief Accounting Officer)

<PAGE 18>

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at September 30, 1995 and 1994, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended September 30, 1995. These financial statements are the responsibility of the company's management.

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

/s/ Coopers & Lybrand
COOPERS & LYBRAND L.L.P.

Detroit, Michigan
October 17, 1995

<PAGE 19>
                  FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                              EXHIBIT INDEX


Sequential
Designation                   Description                 Method of Filing
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

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              November 13, 1995,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule.    Filed with this
                                                          Report.