Form 10-K
period 1995-12-31
FORD MOTOR CREDIT CO
filed 1996-03-21
CIK 38009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

(MARK ONE)
/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995, OR
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM___________________ TO _________________

COMMISSION FILE NUMBER 1-6368

                           FORD MOTOR CREDIT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                            (State of incorporation)

                     THE AMERICAN ROAD, DEARBORN, MICHIGAN
                    (Address of principal executive offices)

                                   38-1612444
                      (I.R.S. employer identification no.)

                                     48121
                                   (Zip code)

Registrant's telephone number, including area code (313) 322-3000

Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                                ---------------
                       6 3/8% Notes due November 5, 2008

                             NAME OF EACH EXCHANGE
                              ON WHICH REGISTERED
                              --------------------
                            New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__         No ____


     As of February 29, 1996, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

     THE REGISTRANT MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     The registrant, Ford Motor Credit Company, was incorporated in Delaware in 1959 and is an indirect wholly owned subsidiary of Ford Motor Company (the "Company" or "Ford"). As used herein "Ford Credit" refers to Ford Motor Credit Company and its subsidiaries unless the context otherwise requires.

     Ford Credit provides wholesale financing and capital loans to franchised Ford Motor Company vehicle dealers and other dealers associated with such franchisees and purchases retail installment sale contracts and retail leases from them. Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealers. In addition, a wholly owned subsidiary of Ford Credit provides these financing services in the U.S. and Canada to other vehicle dealers. Vehicle financing accounted for 97.5% of the dollar volume of financing done by Ford Credit in 1995 and 97.9% in 1994. More than 84% of all new vehicles financed by Ford Credit are manufactured by Ford or its affiliates. Ford Credit also provides retail financing for used vehicles built by Ford and other manufacturers, which accounted for 22% of the dollar volume of retail vehicle financing done by Ford Credit in 1995 and 19% in 1994. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford, finances certain receivables of Ford and its subsidiaries, and offers diversified financing services which are managed by USL Capital Corporation (formerly United States Leasing International, Inc.) ("USL Capital"), a wholly owned subsidiary of Ford Holdings, Inc. ("Ford Holdings").

     In 1995 and 1994, United States operations, conducted in all 50 states, the District of Columbia and Puerto Rico, accounted for 93.4% and 93.2%, respectively, of the dollar volume of Ford Credit's financing business; Canadian operations accounted for 4.8% and 5.1%, respectively, of such volume in these periods. The balance was in Australia, Japan and Mexico. In addition, Ford Credit manages the vehicle financing operations of Ford in other foreign countries which are conducted through other subsidiaries of Ford.

     Ford Credit manages the insurance business of The American Road Insurance Company ("American Road"), a wholly owned subsidiary of Ford Holdings. At December 31, 1995, 55% of the common stock of Ford Holdings was owned by Ford and 45% was owned by Ford Credit. See, "Business of Ford -- Financial Services Operations -- Ford Holdings, Inc. and Ford FSG, Inc." for a discussion of the repurchase in February 1996 by Ford Holdings of substantially all of the Ford Holdings common stock owned by Ford Credit and the expected contribution of American Road common stock to Ford Credit.

     The business of Ford Credit is substantially dependent upon Ford Motor Company. See "Vehicle Financing" and "Borrowings and Other Sources of Funds" under the caption "Business of Ford Credit". Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Any protracted reduction or suspension of Ford's production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, adverse publicity, or other event, could have a substantial adverse effect on Ford Credit. For additional information concerning Ford's results of operations, see Ford Motor Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

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

                            BUSINESS OF FORD CREDIT

     Ford Credit accounts for its financing business in four categories -- retail (which consists of vehicle installment sale financing and vehicle lease financing), wholesale, diversified and other. Total gross finance receivables and net investment in operating leases outstanding in these four categories were as follows at the end of the years indicated:

                                         1995          1994          1993          1992         1991
                                       ---------     ---------     ---------     ---------    ---------
                                                                (IN MILLIONS)
Retail*.............................   $68,584.0     $60,560.5     $51,210.2     $43,347.9    $37,647.5
Wholesale...........................    16,506.9      15,252.9      11,698.5      10,056.9     11,465.7
Diversified.........................     2,736.8       2,738.2       2,626.0       2,949.0      4,335.0
Other...............................     4,630.6       4,263.8       3,681.0       3,376.2      3,441.1
                                       ---------     ---------     ---------     ---------    ---------
     Total..........................   $92,458.3     $82,815.4     $69,215.7     $59,730.0    $56,889.3
                                       =========     =========     =========     =========    =========

-------------------------
* Includes net investment in operating leases.

     Dollar volume of financing by Ford Credit was as follows during the years indicated:

                                           1995          1994          1993         1992         1991
                                        ----------    ----------    ----------    ---------    ---------
                                                                 (IN MILLIONS)
Retail*..............................   $ 51,019.5    $ 45,402.5    $ 40,265.9    $32,302.0    $26,271.7
Wholesale............................    110,220.9     107,253.0      86,776.8     65,772.9     65,146.6
Diversified..........................        537.6         577.7          73.5         63.0        206.0
Other................................      2,057.4       1,882.7       1,578.3      1,457.1      1,137.8
                                        ----------    ----------    ----------    ---------    ---------
     Total...........................   $163,835.4    $155,115.9    $128,694.5    $99,595.0    $92,762.1
                                        ==========    ==========    ==========    =========    =========

-------------------------
* Includes operating lease volume.

VEHICLE FINANCING

     Retail. Retail financing consists primarily of installment sale financing and retail lease financing of vehicles and loans to vehicle leasing companies, most of which are affiliated with franchised Ford Motor Company dealers. The number of installment sale and lease vehicles financed by Ford Credit was as follows during the years indicated:

                                                            1995     1994     1993     1992     1991
                                                            -----    -----    -----    -----    -----
                                                                         (IN THOUSANDS)
New......................................................   1,961    1,899    1,799    1,525    1,271
Used.....................................................     774      690      625      524      441
                                                            -----    -----    -----    -----    -----
     Total...............................................   2,735    2,589    2,424    2,049    1,712
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

     Installment sale financing consists principally of purchasing and servicing installment sale contracts covering sales of new and used vehicles by vehicle dealers to retail customers. The purchase price paid by Ford Credit to the dealer for an installment sale contract generally is the amount financed. In addition, a portion of the finance charge is paid or credited to the dealer. Ford Credit requires a retail customer to carry fire, theft and collision insurance on the vehicle. In the U.S., the average repayment obligation for new vehicles covered by installment sale contracts purchased by Ford Credit in 1995 was $19,743. The corresponding average monthly payment was $355 and the average original term was 55 months.

     Retail lease financing consists principally of purchasing and servicing lease contracts covering new and used vehicles leased to retail customers by vehicle dealers. In recent years, vehicle leasing has increased in popularity by offering the retail customer a lower initial cash outlay for the vehicle and lower monthly payments when compared with conventional installment sale financing for the same vehicle. Since 1991, retail lease financing has become a larger percentage of Ford Credit's total retail financing dollar volume, increasing from 17% in 1991 to 35% in 1995. The number of new and used vehicles for which Ford Credit provided retail lease financing increased from approximately 228,000 units in 1991 to approximately 815,000 units in 1995.

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

     Retail lease terms range from 12 to 48 months with a 24 month term being by far the most popular. The average monthly payment and the average original term of new U.S. retail lease contracts purchased by Ford Credit in 1995 were $368 and 26 months compared with $359 and 28 months in 1994.

     The average original term of the lease financing extended to leasing companies and daily rental companies by Ford Credit in 1995 was 30 months and 15 months, respectively. Financing charges in connection with such lease financing generally are fixed, or floating based on short-term interest rates in effect at the time the financing is extended. These rates may be supplemented by payments from Ford whenever the rate payable is less than the specified minimum rate agreed upon between Ford Credit and Ford. At December 31, 1995, 26 leasing companies and daily rental companies each accounted for more than $10 million of such lease financing, three of which accounted for $589 million, $103 million and $55 million of such lease financing, respectively.

     Wholesale. Wholesale financing consists of loans, under approved lines of credit, to dealers to assist them in carrying inventories of new and used vehicles. Ford Credit generally finances 100% of the wholesale price. Vehicles are insured against fire, theft and other risks under policies issued to Ford Credit by American Road. Ford Credit's United States car and truck wholesale receivables that liquidated were outstanding an average of about 77 days in 1995 and 68 days in 1994.

     The levels of Ford Credit's wholesale financing volume and outstanding wholesale receivables are dependent on several factors, including sales by Ford to dealers, the level of dealer inventories, Ford Credit's share of Ford's sales to dealers, vehicle prices and sales of wholesale receivables.

     Competition In Vehicle Financing. The vehicle financing business is highly competitive, particularly in the case of retail financing. Ford Credit's principal competitors for retail financing are banks and credit unions. Banks and other leasing companies are Ford Credit's principal competitors for wholesale financing and lease financing.

     Ford Credit financed the following percentages of new Ford and Lincoln-Mercury cars and trucks sold or leased at retail and sold at wholesale in the United States during each of the years indicated:

                                            1995       1994       1993       1992       1991
                                            ----       ----       ----       ----       ----
        Retail*..........................   36.9%      36.6%      38.5%      37.7%      35.2%
        Wholesale........................   79.7       81.5       81.4       77.6       74.9

-------------------------
* As a percentage of total sales and leases, including cash sales

     The general increase in the percentage of new Ford and Lincoln-Mercury cars and trucks sold at wholesale in the United States since 1991 financed by Ford Credit reflects competitive marketing programs and less competition.

DIVERSIFIED FINANCING

     Diversified finance receivables consist primarily of leases and loans secured by transportation equipment and facilities, some of which represent tax-exempt financing for state and local governments, energy related equipment and other equipment, real estate loans collateralized by first and second mortgages on improved property and privately negotiated investments in preferred stock. Diversified receivables outstanding at December 31, 1995 totaled $2,736.8 million. Most diversified finance receivables represent transactions in an original amount in excess of $1 million each. Because of the relatively large size of individual diversified financing transactions, any individual loss arising out of such transactions could be substantial. Diversified finance receivables generally are intermediate-term; at December 31, 1995 approximately 23.9% of the outstanding receivables were scheduled to mature within five years. At December 31, 1995 diversified finance receivables outstanding represented 3.0% of Ford Credit's total gross finance receivables and net investment in operating leases.

OTHER FINANCING ACTIVITIES

     Ford Credit makes capital loans to vehicle dealers for facilities expansion and working capital and to enable them to purchase dealership real estate. Such loans totaled $2,097.0 million at December 31, 1995. From time to time, Ford Credit purchases accounts receivable of certain divisions and affiliates of Ford. The amount of such receivables as of the end of each month during 1995 fluctuated between $1,185.2 million and $1,334.8 million. At December 31, 1995, such receivables totaled $1,288.6 million, all of which represent accounts receivable purchased by Ford Credit from Ford pursuant to agreements under which Ford Credit may purchase such receivables. In addition to the foregoing receivables, Ford Credit held $1,245.0 million of other finance receivables at December 31, 1995.

CREDIT LOSS EXPERIENCE

     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories of financing during the years indicated:

                                               1995        1994        1993        1992        1991
                                              ------      ------      ------      ------      ------
                                                           (DOLLAR AMOUNTS IN MILLIONS)
Net losses/(recoveries)
  Retail*..................................   $376.7      $220.2      $212.8      $298.2      $442.4
  Wholesale................................      7.9         1.3        (3.5)       14.5        40.2
  Diversified..............................      4.8         1.8        14.1        23.4        24.4
  Other....................................      4.5         5.4         5.0         6.5        21.9
                                              ------      ------      ------      ------      ------
                                              $393.9      $228.7      $228.4      $342.6      $528.9
                                              ======      ======      ======      ======      ======

-------------------------
* Includes net losses on operating leases

Net losses as a percent of average
  receivables
  Retail*..................................     0.57%       0.38%       0.46%       0.75%       1.18%
  Total finance receivables*...............     0.44        0.30        0.35        0.60        0.92
Provision for credit losses................   $437.9      $246.5      $270.2      $418.0      $577.9
Allowance for credit losses................    927.3       915.5       915.5       915.5       825.4
  As percent of net receivables*...........     1.07%       1.18%       1.42%       1.66%       1.60%

-------------------------
* Includes net investment in operating leases

     The general improvement in credit losses since 1991 reflects fewer repossessions and a decline in the loss per repossession. This improvement has resulted from actions Ford Credit has taken over the past few years to improve the quality of contracts purchased and collection procedures. In addition, improvements in the economy and a low interest rate environment have helped to reduce credit losses. For a discussion of the increase in credit losses in 1995 compared with 1994, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 1995 Compared with 1994."

     Allowances for estimated credit losses are established as required based on historical experience. Other factors that affect collectibility also are evaluated and additional allowances may be provided. The provision for credit losses generally varies with changes in the amount of loss exposure and the absolute level of financing. Ford Credit's retail loss experience is dependent upon the number of repossessions, the unpaid balance outstanding at the time of repossession, and the net resale value of repossessed vehicles. Wholesale losses generally reflect the financial condition of dealers. For additional information regarding credit losses, see Notes 1 and 6 of Notes to Financial Statements.

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

     Ford Credit's outstanding debt at the end of each of the last five years was as follows:

                                                   1995       1994       1993       1992       1991
                                                  -------    -------    -------    -------    -------
                                                                     (IN MILLIONS)
Commercial paper and STBAs(a)..................   $35,038    $33,300    $24,506    $21,210    $18,232
Other short-term debt(b).......................     1,463      1,065      1,001      1,785      1,642
Long-term debt (including current
  portion)(c)..................................    42,666     36,075     33,292     26,961     28,455
                                                  -------    -------    -------    -------    -------
  Total debt...................................   $79,167    $70,440    $58,799    $49,956    $48,329
                                                  =======    =======    =======    =======    =======

Memo:

                                                   1995       1994       1993       1992       1991
                                                  -------    -------    -------    -------    -------
Total support facilities (billions) as of
  December 31, 1991-1995, respectively.........     $27.4      $22.3      $16.9      $13.9      $13.8

-------------------------
(a) Short-term borrowing agreements with bank trust departments

(b) Includes $36 million, $150 million and $800 million with an affiliated company at December 31, 1995, December 31, 1993 and December 31, 1992, respectively

(c) Includes $1,174 million with affiliated companies at December 31, 1995.

     Outstanding commercial paper totaled $35.0 billion at December 31, 1995, up $1.8 billion from a year earlier. In 1995, long-term debt placements were $11.8 billion compared with maturities and early redemptions of $5.2 billion. Long-term debt placements in 1994 were $10.7 billion. In 1995, Ford Credit also received $4.4 billion from sales of receivables and operating leases compared with $3.1 billion in 1994.

     Support facilities represent additional sources of funds, if required. At December 31, 1995, Ford Credit had approximately $27.4 billion of contractually committed facilities for use which included $7.6 billion of Ford bank lines that may be used by Ford Credit at Ford's option. These facilities have various maturity dates through June 2000. The entire $27.4 billion may be used, at Ford Credit's option, by its subsidiaries in Canada, Australia, Mexico, Japan, and Puerto Rico. Any such borrowing will be guaranteed by Ford Credit.

                                 FORD HOLDINGS

     For information concerning the businesses of Ford Holdings in 1995 conducted primarily through Associates First Capital Corporation ("The Associates"), USL Capital and American Road, see "Business of Ford -- Financial Services Operations". For a discussion of 1995 results of operations and liquidity and capital resources of The Associates, USL Capital and American Road, see "Financial Review of Ford Motor Company Results -- 1995 Results of Operations -- Financial Services Operations" and "-- Liquidity and Capital Resources -- Financial Services Operations".

                         FORD CREDIT EMPLOYEE RELATIONS

     At December 31, 1995, Ford Credit and its subsidiaries had 10,253 employees. All such employees are salaried, and none is represented by a union. Ford Credit considers its employee relations to be satisfactory.

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

                 CERTAIN TRANSACTIONS WITH FORD AND AFFILIATES

     For information concerning transactions between Ford Credit and Ford or affiliates, see Note 12 of Notes to Financial Statements, "Business of Ford Credit -- Other Financing Activities", "Business of Ford Credit -- Borrowings and Other Sources of Funds" and Item 6 -- "Selected Financial Data -- Selected Income Statement Data." The profit maintenance agreement referred to in the first paragraph of Note 12 of Notes to Financial Statements, under which Ford has agreed to maintain the income of Ford Credit at certain minimum levels, expires at the end of 1998.

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

     The primary activities of the Financial Services segment consist of financing operations, vehicle and equipment leasing and insurance operations. These activities are conducted through the Company's subsidiaries, Ford FSG, Inc. ("FFSGI"), Ford Holdings, The Hertz Corporation ("Hertz") and Granite Management Corporation ("Granite"). FFSGI is a holding company that owns primarily Ford Credit, a majority of Ford Credit Europe plc ("Ford Credit Europe"), and The Associates. Ford Holdings is a holding company that owns primarily a portion of FFSGI and all of USL Capital and American Road.

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

     Ford has operations in over 30 countries and sells vehicles in over 200 markets. These businesses frequently have foreign currency exposures when they buy, sell, and finance in currencies other than their local currencies. Ford's primary foreign currency exposures, in terms of net corporate exposure, are in the German Mark, Japanese Yen, Italian Lira and French Franc. The effect of changes in exchange rates on income depends largely on the relationship between revenues and costs incurred in the local currency versus other currencies. Historically, the effect of changes in exchange rates on Ford's earnings generally has been small relative to other factors that also affect earnings (such as unit sales).

UNITED STATES

     Sales Data. The following table shows U.S. industry demand for the years indicated:

                                                     U.S. INDUSTRY RETAIL DELIVERIES
                                                           (MILLIONS OF UNITS)
                                             ------------------------------------------------
                                                         YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------
                                             1995       1994       1993       1992       1991
                                             ----       ----       ----       ----       ----
        Cars..............................    8.6        9.0        8.5        8.2        8.2
        Trucks............................    6.5        6.4        5.7        4.9        4.3
                                             ----       ----       ----       ----       ----
          Total...........................   15.1       15.4       14.2       13.1       12.5
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

                                                    U.S. INDUSTRY VEHICLE SALES BY SEGMENT
                                                            YEARS ENDED DECEMBER 31
                                                 ---------------------------------------------
                                                 1995      1994      1993      1992      1991
                                                 -----     -----     -----     -----     -----
        Cars
          Small..............................     17.7%     18.4%     17.3%     18.3%     18.9%
          Middle.............................     28.3      28.5      31.2      32.4      33.5
          Large..............................      4.3       4.8       5.1       5.8       6.3
          Luxury.............................      6.8       6.6       6.4       6.1       6.5
                                                 -----     -----     -----     -----     -----
             Total U.S. Industry Car Sales...     57.1      58.3      60.0      62.6      65.2
                                                 -----     -----     -----     -----     -----
        Trucks
          Compact Pickup.....................      6.8       7.7       7.6       7.8       7.8
          Compact Van/Utility................     18.0      16.9      16.5      15.0      13.5
          Full-Size Pickup...................     11.5      11.0       9.9       9.0       8.7
          Full-Size Van/Utility..............      4.4       4.1       4.2       4.0       3.3
          Medium/Heavy.......................      2.2       2.0       1.8       1.6       1.5
                                                 -----     -----     -----     -----     -----
             Total U.S. Industry Truck
               Sales.........................     42.9      41.7      40.0      37.4      34.8
                                                 -----     -----     -----     -----     -----
             Total U.S. Industry Vehicle
               Sales.........................    100.0%    100.0%    100.0%    100.0%    100.0%
                                                 =====     =====     =====     =====     =====

                                                     FORD VEHICLE SALES BY SEGMENT IN U.S.
                                                            YEARS ENDED DECEMBER 31
                                                 ---------------------------------------------
                                                 1995      1994      1993      1992      1991
                                                 -----     -----     -----     -----     -----
        Cars
          Small..............................     15.1%     17.5%     15.1%     14.6%     17.6%
          Middle.............................     22.3      22.7      26.9      29.4      26.7
          Large..............................      4.9       5.2       5.1       5.8       5.7
          Luxury.............................      4.4       4.7       4.9       5.2       6.4
                                                 -----     -----     -----     -----     -----
             Total Ford U.S. Car Sales.......     46.7      50.1      52.0      55.0      56.4
                                                 -----     -----     -----     -----     -----
        Trucks
          Compact Pickup.....................      8.0       8.9       9.5       7.6       8.1
          Compact Van/Utility................     20.1      16.7      15.6      15.1      13.7
          Full-Size Pickup...................     17.9      16.7      15.6      15.1      15.6
          Full-Size Van/Utility..............      5.9       6.2       6.0       5.9       5.1
          Medium/Heavy.......................      1.4       1.4       1.3       1.3       1.1
                                                 -----     -----     -----     -----     -----
             Total Ford U.S. Truck Sales.....     53.3      49.9      48.0      45.0      43.6
                                                 -----     -----     -----     -----     -----
             Total Ford U.S. Vehicle Sales...    100.0%    100.0%    100.0%    100.0%    100.0%
                                                 =====     =====     =====     =====     =====

     As shown in the tables above, since 1991 there has been a significant shift from cars to trucks for both industry sales and Ford sales. Most of the shift reflects fewer sales of cars in the middle and large segments for the industry and in the middle, large and luxury segments for Ford and increased sales of trucks in the compact van/utility (e.g., Windstar and Explorer) and full-size pickup segments for both the industry and Ford. The increased sales of full-size pickups reflects the increased use of such vehicles for personal (rather than commercial) purposes.

     Market Share Data. The following tables show changes in car and truck market shares of United States and foreign-based manufacturers for the years indicated:

                                                                U.S. CAR MARKET SHARES*
                                                     ---------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                     1995      1994      1993      1992      1991
                                                     -----     -----     -----     -----     -----
U.S. Manufacturers (Including Imports)
  Ford.............................................   20.9%     21.8%     22.3%     21.8%     20.1%
  General Motors...................................   33.9      34.0      34.1      34.6      35.6
  Chrysler.........................................    9.1       9.0       9.8       8.3       8.6
                                                     -----     -----     -----     -----     -----
     Total U.S. Manufacturers......................   63.9      64.8      66.2      64.7      64.3
Foreign-Based Manufacturers**
  Japanese.........................................   29.7      29.6      29.1      30.1      30.2
  All Other........................................    6.4       5.6       4.7       5.2       5.5
                                                     -----     -----     -----     -----     -----
     Total Foreign-Based Manufacturers.............   36.1      35.2      33.8      35.3      35.7
                                                     -----     -----     -----     -----     -----
  Total U.S. Car Retail Deliveries.................  100.0%    100.0%    100.0%    100.0%    100.0%
                                                     =====     =====     =====     =====     =====

                                                               U.S. TRUCK MARKET SHARES*
                                                     ---------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                     1995      1994      1993      1992      1991
                                                     -----     -----     -----     -----     -----
U.S. Manufacturers (Including Imports)
  Ford.............................................   31.9%     30.1%     30.5%     29.7%     28.9%
  General Motors...................................   29.9      30.9      31.4      32.2      32.9
  Chrysler.........................................   21.3      21.7      21.4      21.1      18.5
  Navistar International...........................    1.4       1.3       1.3       1.3       1.4
  All Other........................................    2.0       1.8       1.6       1.4       1.3
                                                     -----     -----     -----     -----     -----
     Total U.S. Manufacturers......................   86.5      85.8      86.2      85.7      83.0
Foreign-Based Manufacturers**
  Japanese.........................................   12.7      13.5      13.2      13.8      16.5
  All Other........................................    0.8       0.7       0.6       0.5       0.5
     Total Foreign-Based Manufacturers.............   13.5      14.2      13.8      14.3      17.0
                                                     -----     -----     -----     -----     -----
  Total U.S. Truck Retail Deliveries...............  100.0%    100.0%    100.0%    100.0%    100.0%
                                                     =====     =====     =====     =====     =====

                                                      U.S. COMBINED CAR AND TRUCK MARKET SHARES*
                                                     ---------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                     1995      1994      1993      1992      1991
                                                     -----     -----     -----     -----     -----
U.S. Manufacturers (Including Imports)
  Ford.............................................   25.6%     25.2%     25.5%     24.7%     23.2%
  General Motors...................................   32.2      32.7      33.1      33.7      34.6
  Chrysler.........................................   14.3      14.3      14.4      13.1      12.0
  Navistar International...........................    0.6       0.5       0.5       0.5       0.5
All Other..........................................    0.9       0.8       0.7       0.5       0.5
                                                     -----     -----     -----     -----     -----
     Total U.S. Manufacturers......................   73.6      73.5      74.2      72.5      70.8
Foreign-Based Manufacturers**
  Japanese.........................................   22.6      22.9      22.8      24.0      25.5
  All Other........................................    3.8       3.6       3.0       3.5       3.7
                                                     -----     -----     -----     -----     -----
     Total Foreign-Based Manufacturers.............   26.4      26.5      25.8      27.5      29.2
                                                     -----     -----     -----     -----     -----
     Total U.S. Car and Truck Retail Deliveries....  100.0%    100.0%    100.0%    100.0%    100.0%
                                                     =====     =====     =====     =====     =====

-------------------------
 * All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.

** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea.

     Japanese Competition. The market share of Ford and other domestic manufacturers in the U.S. is affected by sales from Japanese manufacturers. As shown in the table above, the share of the U.S. combined car and truck industry held by the Japanese manufacturers decreased from 25.5% in 1991 to 22.6% in 1995, reflecting in part the effects of the strengthening of the Japanese yen on the prices of vehicles produced by the Japanese manufacturers, the overall market shift from cars to trucks and improvements in the vehicles produced by U.S. manufacturers.

     In the 1980s and continuing in the 1990s, Japanese manufacturers added assembly capacity in North America (frequently referred to as "transplants") in response to a variety of factors, including export restraints, the significant growth of Japanese car sales in the U.S. and international trade considerations. In response to the strengthening of the Japanese yen to the U.S. dollar, Japanese manufacturers are continuing to add production capacity (particularly in the profitable truck segments) in the United States. Production in the U.S. by Japanese transplants reached about 2.3 million units in 1995 and is expected to increase gradually over the next several years.

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

     Ford's marketing costs in North America as a percentage of gross sales revenue for each of 1995, 1994 and 1993 were: 7.5%, 7.3% and 8.7%, respectively. During the 1983-1988 period, such costs as a percentage of sales revenue were in the 3% to 5% range. In 1991, marketing costs peaked at 12% of gross revenues. "Marketing costs" include (i) marketing incentives such as retail rebates and special financing rates, (ii) reserves for residual guaranties on retail vehicle leases; (iii) reserves for costs and/or losses associated with obligatory repurchases of certain vehicles sold to daily rental companies and (iv) costs for advertising and sales promotions.

     Sales by Ford to fleet customers were as follows for the years indicated:

                                                                  FORD FLEET SALES
                                                 ---------------------------------------------------
                                                              YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                  1995       1994       1993       1992       1991
                                                 -------    -------    -------    -------    -------
Units Sold....................................   931,000    924,000    881,000    882,000    782,000
Percent of Ford's Total Car and Truck Sales...        24%        24%        25%        28%        27%

Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet sales has been about evenly split in recent years.

     Warranty Coverages. In recent years, due to competitive pressures, vehicle manufacturers have both expanded the coverages and extended the terms of warranties on vehicles sold in the U.S. Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles sold by it in the U.S that extends for at least 36 months or 36,000 miles (whichever occurs first) and covers all components of the vehicle, other than tires which are warranted by the tire manufacturers. Different warranty coverages are provided on vehicles sold outside the U.S. In addition, as discussed below under "Governmental Standards -- Mobile Source Emissions Control", the Federal Clean Air Act requires a useful life of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on vehicles sold in the U.S. As a result of these coverages and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

EUROPE

     Europe is the largest market for the sale of Ford cars and trucks outside the United States. The automotive industry in Europe is intensely competitive; for the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 16% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 10.9% for 1995, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles gradually are removed in total by December 31, 1999.

     In 1995, European car industry sales were 11.8 million cars, equal to 1994 levels. Truck sales were 1.6 million units, up 7% from 1994 levels. Ford's European car share for 1995 was 11.9%, the same as 1994, and its European truck share for 1995 was a record 14.8%, compared with 14.7% for 1994.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on total automotive profits. For 1995 compared with 1994, total industry sales were up 1% in Great Britain and up 3% in Germany.

OTHER FOREIGN MARKETS

     Mexico and Canada. Mexico and Canada also are important markets for Ford. Generally, industry conditions in Canada closely follow conditions in the U.S. market. In 1995, industry sales of cars and trucks in Canada were down 7% from 1994 levels, somewhat worse than the decrease of 2% in the U.S. over the same period. Mexico had been a growing market until late 1994. However, substantial devaluation of the Mexican Peso in late 1994 created a high level of uncertainty regarding economic activity in Mexico. Although the long-term outlook remains positive, industry volume was down 62% in 1995. Ongoing financial effects on Ford of the devaluation are expected to be unfavorable; the magnitude of these effects will be dependent in large part upon overall economic conditions.

     South America. Brazil and Argentina are the principal markets for Ford in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. In 1995, Ford's results in the region declined compared with 1994. The decrease reflected primarily losses for operations in Brazil, where higher import duties and a market shift to small cars resulted in excess dealer inventories and higher marketing costs. The lower results are expected to continue into 1996. The Company is reestablishing manufacturing capacity in Brazil for small cars, which should assist in improving the Company's competitiveness in this region longer term. Industry sales in 1995, compared with 1994, were up 19% in Brazil but down 35% in Argentina. Ford's future results in the region largely will be dependent on the political and economic environments in Brazil and Argentina, which historically have been unpredictable and are expected to continue to be volatile and subject to rapid change.

     In November 1995, Ford and Volkswagen AG dissolved their Autolatina joint venture in Brazil and Argentina. See "Financial Review of Ford Motor Company Results" for more information concerning the effects of this dissolution.

     Asia-Pacific. In the Asia-Pacific region, Australia, Taiwan and Japan are the principal markets for Ford products. In 1995, Ford was the car market share leader in Australia with a 21.5% combined car and truck market share. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford was the market share leader with a combined car and truck market share in 1995 of 18.9%. Ford's principal competition in the Asia-Pacific region has been the Japanese manufacturers. It is anticipated that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

     The Asia Pacific region offers many important opportunities for the future. Ford believes that China is strategically important to its long-term success in the Asia Pacific region. In 1995, Ford purchased a 20% equity interest in a Chinese light truck manufacturer, Jiangling Motors Corporation, Ltd.; established a wholly owned holding company in Beijing; and invested in an aluminum radiator joint venture in China, in addition to the previously established automotive component manufacturing joint ventures in China (automotive interior trim, automotive glass and automotive electronic/audio components). In late 1995, Ford established a joint venture in Thailand with Mazda Motor Corporation ("Mazda") to manufacture pickup trucks designed by Mazda. In 1994, Ford purchased a 6.5% equity interest in Mahindra and Mahindra Limited ("Mahindra"), an automotive and tractor manufacturer in India. In 1995, Ford received governmental approval to invest in an automobile manufacturing joint venture in India with Mahindra. Ford is continuing to investigate additional automotive component manufacturing and vehicle assembly opportunities in those markets as well as others. In addition, Ford is expanding the number of right-hand-drive vehicles it will offer in Japan, including the Explorer and Taurus models.

     Africa. In late 1994, Ford re-entered the South African market by acquiring a 45% equity interest in South African Motor Corporation (Pty.) Limited ("SAMCOR"). SAMCOR is an assembler of Ford and other manufacturers' vehicles in South Africa.

FINANCIAL SERVICES OPERATIONS

FORD HOLDINGS, INC. AND FORD FSG, INC.

     Ford Holdings was incorporated in 1989 for the principal purpose of acquiring, owning and managing certain assets of Ford. In December 1995, Ford Holdings merged with Ford Holdings Capital Corporation, a wholly owned subsidiary of Ford Holdings, which resulted in the cancellation of all of the voting preferred stock of Ford Holdings. All of the outstanding common stock of Ford Holdings, representing 100% of the voting power in Ford Holdings, is owned beneficially by Ford.

     In late 1995, Ford began a reorganization of its Financial Services group in order to align more closely under a single subsidiary legal ownership of the Financial Services affiliates with management responsibility for such affiliates. As part of the reorganization, Ford Holdings formed FFSGI to own primarily all of the Financial Services affiliates. At the time, 55% of the common stock of Ford Holdings was owned by Ford and 45% was owned by Ford Credit.

     After the formation of FFSGI, Ford Holdings contributed its interest in The Associates to FFSGI in exchange for 100% of the common stock of FFSGI and the assumption by FFSGI of certain debt of Ford Holdings. Thereafter, Ford contributed to FFSGI all of its interest in Ford Credit Europe. In exchange for this contribution, Ford received a class of common stock in FFSGI that has controlling voting power of FFSGI but otherwise is equal to all other common stock of FFSGI as to the payment of dividends, etc. (the "Class F Stock"). In February 1996, substantially all of the shares of Ford Holdings common stock owned by Ford Credit were repurchased by Ford Holdings in exchange for the issuance of a promissory note by Ford Holdings. Thereafter, Ford contributed to FFSGI all of its interest in Ford Credit in exchange for additional shares of Class F Stock of FFSGI. In addition, Ford will contribute to FFSGI certain of its international Financial Services affiliates managed by Ford Credit in exchange for additional stock in FFSGI. It also is expected that Ford Holdings will contribute American Road to FFSGI, which in turn is expected to contribute it to Ford Credit. The percentages of economic interests of FFSGI held by Ford and Ford Holdings are based on the relative value of the entities contributed to FFSGI by Ford and Ford Holdings. Currently, those percentages are approximately 78% for Ford and 22% for Ford Holdings.

     On February 9, 1996, The Associates filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock representing up to a 19.8% economic interest in The Associates (the "IPO"). Substantially all of the net proceeds from the IPO are expected to be used to repay indebtedness of The Associates, which will be incurred to repay an intercompany debt owed to FFSGI in the amount of $1.75 billion. Prior to completion of the IPO, Ford expects to contribute to The Associates certain international affiliates owned by Ford but managed by The Associates. Also, as announced by Ford in the fourth quarter of 1995, Ford is investigating the sale of all or a part of USL Capital.

FORD MOTOR CREDIT COMPANY

     For information regarding the businesses of Ford Credit, see "Business of Ford Credit".

FORD CREDIT EUROPE PLC

     In 1993, most of the European credit operations of Ford, which generally had been organized as subsidiaries of the respective automotive affiliates of Ford throughout Europe, were consolidated into a single company, Ford Credit Europe. Ford Credit Europe, which was originally incorporated in 1963 in England as a private limited company, is now owned by FFSGI and Ford Werke AG. Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. The business of Ford Credit Europe is substantially dependent upon Ford's automotive operations in Europe. Ford Credit Europe issues commercial paper, certificates of deposit and term debt to fund its credit operations. One of the purposes of the consolidation described above is to facilitate Ford Credit Europe's access to public debt markets. Ford Credit Europe's ability to obtain funds in these markets is affected by its credit ratings, which are closely related to the financial condition of and outlook for Ford.

     Ford Credit Europe's finance receivables and investments in operating leases were as follows at the dates indicated (in millions):

                                                                               DECEMBER 31,
                                                                            -------------------
                                                                             1995        1994
                                                                            -------     -------
Finance receivables
  Retail.................................................................   $10,638     $ 9,356
  Wholesale..............................................................     5,616       4,615
  Other..................................................................       246         234
                                                                            -------     -------
     Total finance receivables...........................................    16,500      14,205
Loan origination costs, net..............................................       107          85
Unearned income..........................................................    (1,390)     (1,159)
Allowance for credit losses..............................................      (119)       (162)
                                                                            -------     -------
     Finance receivables, net............................................   $15,098     $12,969
                                                                            =======     =======
Investments in operating leases..........................................   $ 1,146     $ 1,010
Accumulated depreciation.................................................      (268)       (231)
Allowance for credit losses..............................................        (9)         (7)
                                                                            -------     -------
     Investments in operating leases, net................................   $   869     $   772
                                                                            =======     =======

     An analysis of Ford Credit Europe's allowance for credit losses in finance receivables and operating leases is as follows for the years indicated (in millions):

                                                                   1995     1994     1993
                                                                   ----     ----     ----
        Beginning balance.......................................   $169     $ 90     $123
          Additions.............................................     43       50       46
          Net losses............................................    (92)       5      (72)
          Other changes*........................................      8       24       (7)
                                                                   ----     ----     ----
        Ending balance..........................................   $128     $169     $ 90
                                                                   ====     ====     ====

-------------------------
* The reported amounts reflect primarily foreign currency transaction adjustments.

ASSOCIATES FIRST CAPITAL CORPORATION

     The Associates conducts its operations primarily through its principal operating subsidiary, Associates Corporation of North America. The Associates' primary business activities are consumer finance and commercial finance. The consumer finance operation invests in home equity, personal lending and sales finance receivables, and credit card receivables primarily through a wholly owned credit card bank, in addition to providing financing in the foregoing areas and in manufactured housing. The commercial finance operation is principally engaged in financing and leasing transportation and industrial equipment, and providing other services, including automobile fleet leasing and management, relocation services and automobile club and roadside assistance services. The Associates has an insurance operation which underwrites credit life, credit accident and health, property, casualty and accidental death and dismemberment insurance, principally for customers of the finance operations. Such insurance activity is conducted by The Associates' licensed insurance agents and is managed as a separate activity. Insurance sales are dependent on the business activities and volumes of the consumer and commercial business. As mentioned above, The Associates has filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock representing up to a 19.8% economic interest in The Associates.

     The Associates' net finance receivables were as follows at the dates indicated (in millions):

                                                                                DECEMBER 31,
                                                                             ------------------
                                                                              1995       1994
                                                                             -------    -------
Consumer finance
  Home equity lending.....................................................   $13,190    $11,455
  Personal lending and retail sales finance...............................     4,753      4,189
  Credit card.............................................................     4,858      4,035
  Manufactured housing....................................................     2,049      1,681
                                                                             -------    -------
     Total consumer finance...............................................    24,850     21,360
                                                                             -------    -------
Commercial finance
  Truck and truck trailer.................................................     7,416      6,553
  Equipment...............................................................     3,959      2,970
  Other...................................................................       384        293
                                                                             -------    -------
     Total commercial finance.............................................    11,759      9,816
                                                                             -------    -------
Net finance receivables...................................................   $36,609    $31,176
                                                                             =======    =======

     Credit loss experience, net of recoveries, of The Associates' finance business was as follows for the years indicated (dollar amounts in millions):

                                                                           YEARS ENDED OR AT
                                                                              DECEMBER 31
                                                                      --------------------------
                                                                       1995      1994      1993
                                                                      ------     -----     -----
Net Credit Losses
  Consumer finance
     Amount.......................................................    $  547     $ 456     $ 372
     % of average net receivables.................................      2.36%     2.33%     2.19%
     % of receivables liquidated..................................      3.20      3.09      3.41
  Commercial finance
     Amount.......................................................    $   21     $   8     $  22
     % of average net receivables.................................       .19%      .09%      .30%
     % of receivables liquidated..................................       .19       .08       .26
  Total net credit losses
     Amount.......................................................    $  568     $ 464     $ 394
     % of average net receivables.................................      1.68%     1.62%     1.61%
     % of receivables liquidated..................................      2.03      1.84      2.03
Allowance For Losses
  Balance at end of period........................................    $1,124     $ 944     $ 809
     % of net receivables.........................................      3.07%     3.03%     3.07%

     The following table shows total gross balances contractually delinquent sixty days and more by type of business at the dates indicated (dollar amounts in millions):

                                  CONSUMER FINANCE           COMMERCIAL FINANCE                 TOTAL
                               -----------------------     -----------------------     -----------------------
                                 BALANCES DELINQUENT         BALANCES DELINQUENT         BALANCES DELINQUENT
                                  60 DAYS AND MORE            60 DAYS AND MORE            60 DAYS AND MORE
                               -----------------------     -----------------------     -----------------------
                               GROSS          % OF         GROSS          % OF         GROSS          % OF
                               AMOUNT     OUTSTANDINGS     AMOUNT     OUTSTANDINGS     AMOUNT     OUTSTANDINGS
                               ------     ------------     ------     ------------     ------     ------------
At December 31,
1995.......................     $622         2.25%          $ 85         0.64%          $707         1.73%
1994.......................      439         1.82             31         0.28            470         1.34

     An analysis of The Associates' allowance for losses on finance receivables is as follows for the years indicated (in millions):

                                                                         1995     1994     1993
                                                                        ------    -----    -----
Beginning balance....................................................   $  944    $ 809    $ 699
  Additions..........................................................      743      577      477
  Recoveries.........................................................      116      101       88
  Losses.............................................................     (684)    (565)    (482)
  Other adjustments, primarily reserves of acquired businesses.......        5       22       27
                                                                        ------     ----     ----
Ending balance.......................................................   $1,124    $ 944    $ 809
                                                                        ======     ====     ====

USL CAPITAL CORPORATION

     USL Capital, a diversified commercial leasing and financing organization, originally incorporated in 1956, was acquired by Ford in 1987 and was transferred to Ford Holdings in 1989. The primary operations of USL Capital include the leasing, financing, and management of office, manufacturing and other general-purpose business equipment; commercial fleets of automobiles, vans, and trucks; large-balance transportation equipment (principally commercial aircraft, rail, and marine equipment); industrial and energy facilities; and essential-use equipment for state and local governments. It also provides intermediate-term, first-mortgage loans on commercial properties and invests in corporate preferred stock and senior and subordinated debt instruments. Certain of these financing transactions are underwritten by Ford Credit. As mentioned above, Ford is considering the sale of all or a part of USL Capital.

     The following table sets forth certain information regarding USL Capital's earning assets, credit losses, and delinquent accounts at the dates indicated (dollar amounts in millions):

                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                   1995        1994        1993
                                                                  ------      ------      ------
Total earning assets
  Investments in finance leases -- net.........................   $2,549      $2,435      $2,364
  Investments in operating leases -- net.......................      904         712         695
  Investments in leveraged leases -- net.......................      438         266         191
  Notes receivable.............................................    1,040         825         721
  Investments in securities....................................    1,065         700         563
  Inventory held for sale or lease.............................      108          87          55
  Investments in associated companies..........................       17          18          18
                                                                  ------      ------      ------
     Total.....................................................   $6,121      $5,043      $4,607
                                                                  ======      ======      ======
Allowance for doubtful accounts
  Beginning balance............................................   $   58      $   55      $   40
  Additions....................................................        6           8          25
  Deductions...................................................       (4)         (5)        (10)
                                                                  ------      ------      ------
     Ending balance............................................   $   60      $   58      $   55
                                                                  ======      ======      ======
Allowance for doubtful accounts as a percent of earning
  assets.......................................................      1.0%        1.2%        1.2%
Total balance over 90 days past due at year end................   $   23      $   37      $   44
Percent of earning assets......................................      0.4%        0.7%        1.0%

THE AMERICAN ROAD INSURANCE COMPANY

     American Road was incorporated by Ford in 1959, became a wholly owned subsidiary of Ford Credit in 1966, and was transferred to Ford Holdings in 1989. It is expected that American Road will be transferred back to Ford Credit as part of the reorganization of the Financial Services group. The operations of American Road consist primarily of underwriting floor plan insurance related to substantially all new vehicle inventories of dealers financed at wholesale by Ford Credit in the United States and Canada, credit life and disability insurance in connection with retail vehicle financing, and insurance related to retail contracts sold by automobile dealers to cover vehicle repairs. In late 1995, American Road agreed to sell all of its interest in Ford Life Insurance Company ("Ford Life"), a wholly owned subsidiary of American Road, to SunAmerica Inc. At the time of the sale, Ford Life's business consisted of offering deferred annuities sold primarily through banks and brokerage firms; the nonannuities portion of the business was transferred to another subsidiary of American Road prior to the sale of Ford Life.

     The following table summarizes the revenues and net income of American Road (in millions):

              PREMIUMS     INVESTMENT      ANNUITIES AND                 NET
               EARNED        INCOME        OTHER INCOME       TOTAL     INCOME
              --------     ----------     ---------------     -----     ------
1995.......     $310          $ 72             $ 215          $ 597      $ 28
1994.......      376            41               159            576        58*
1993.......      465           141               130            736        79
1992.......      519           175                42            736        63**
1991.......      706           211                 2            919       126

-------------------------
 * Includes an increase of $26 million for nonrecurring recovery of income taxes in 1994 from prior years.

** Includes an increase of $16 million resulting from the cumulative effect of adopting new accounting rules on income taxes.

     The detail of premiums earned by American Road was as follows (in millions):

                                                     1995      1994      1993      1992      1991
                                                     ----      ----      ----      ----      ----
Extended service contracts........................   $ 92      $148      $211      $217      $318
Physical damage...................................    113       119       139       176       227
Credit life and disability........................    105       109       115       126       161
                                                     ----      ----      ----      ----      ----
  Total...........................................   $310      $376      $465      $519      $706
                                                     ====      ====      ====      ====      ====

THE HERTZ CORPORATION

     Hertz was incorporated in 1967 and is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1924. During 1994, Ford entered into various transactions which resulted in Hertz becoming a wholly owned subsidiary of Ford. Hertz, its affiliates and independent licensees are engaged principally in the business of renting automobiles and renting and leasing trucks, without drivers, in the U.S. and in approximately 150 foreign countries. Collectively, they operate what Hertz believes is the largest car rental business in the world and one of the largest one-way truck rental businesses in the U.S. In addition, through its wholly owned subsidiary, Hertz Equipment Rental Corporation, Hertz operates what it believes to be the largest business in the U.S. involving the rental, lease and sale of construction and materials handling equipment. Other activities of Hertz include the sale of its used vehicles; the leasing of automobiles in Australia and New Zealand and in Europe through an affiliate; and providing claim management and telecommunications services in the U.S.

     Revenue earning equipment is used in the rental of vehicles and construction equipment and the leasing of vehicles under closed-end leases where the disposition of the vehicles upon termination of the lease is for the account of Hertz.

     The cost and accumulated depreciation of revenue earning equipment were as follows for the nine months ended December 31, 1994 and the year ended December 31, 1995 (in millions):

                                                                     REVENUE EARNING EQUIPMENT
                                                            -------------------------------------------
                                                                        ACCUMULATED
                                                             COST      DEPRECIATION     NET BOOK VALUE
                                                            -------    -------------    ---------------
Balance, March 31, 1994..................................   $ 4,211        $ 441            $ 3,770
  Additions..............................................     5,002          554              4,448
  Retirements and other..................................    (4,402)        (444)            (3,958)
                                                            -------        -----            -------
Balance, December 31, 1994...............................     4,811          551              4,260
  Additions..............................................     7,255          804              6,451
  Retirements and other..................................    (7,410)        (869)            (6,541)
                                                            -------        -----            -------
Balance, December 31, 1995...............................   $ 4,656        $ 486            $ 4,170
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

     At the time of the sale, Ford retained, through Granite, approximately $1.2 billion of commercial real estate and other assets formerly owned by the Bank. These retained assets generally were of lower quality than those included in the sale and will be liquidated over time as market conditions permit. In addition, for the three-year period ending in November 1996, First Madison has the option of requiring Granite to repurchase up to $500 million of the assets included in the sale that become nonperforming. This repurchase obligation is guaranteed by Ford. Through December 31, 1995, approximately $387 million of such assets had been repurchased by Granite. At December 31, 1995, approximately $875 million of Granite's assets remained unsold.

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

     The Act also may require production of certain new cars and trucks capable of operating on clean alternative fuels under a pilot test program to be conducted in California beginning in the 1996 model year. Under this pilot program, each manufacturer will be required to sell its pro rata share of 150,000 alternative fuel vehicles in each of the 1996, 1997 and 1998 model years and its pro rata share of 300,000 alternative fuel vehicles in each model year thereafter. The Act also authorizes certain states to establish programs to encourage the purchase of such vehicles. Since the Act considers California's already adopted reformulated (i.e., cleaner burning) gasoline to be an alternative fuel, most manufacturers will be able to comply with this requirement in California by selling vehicles certified to California standards.

     Motor vehicle emissions standards even more stringent than those presently in effect will become effective as early as the 2004 model year, unless the EPA determines that such standards are not necessary, technologically feasible or cost-effective.

     The Act authorizes California to establish unique emissions control standards that, in the aggregate, are at least as stringent as the federal standards if it secures the requisite waiver of federal preemption from the EPA. The Health and Safety Code of the State of California prohibits, among other things, the sale to an ultimate purchaser who is a resident of or doing business in California of a new motor vehicle or engine which is intended for use or registration in that state which has not been certified by the California Air Resources Board (the "CARB"). The CARB received a waiver from the EPA for a series of passenger car and light truck emissions standards (the "low emission vehicle", or "LEV", standards), effective beginning between the 1994 and 2003 model years, that are significantly more stringent than those prescribed by the Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low emission vehicles. California also requires that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be "zero-emission vehicles" ("ZEVs"), which produce no emissions of regulated pollutants. In February 1996, CARB issued a notice for eliminating the ZEV mandate applicable before the 2003 model year. Final action on the proposed rule change is expected at the March 1996 board meeting. If CARB eliminates the mandate, manufacturers have volunteered to provide air quality benefits for California equivalent to a 49 state program (i.e., providing vehicles certified to California LEV emissions standards nationwide beginning with the 2001 model year), to continue research and development of EV technology and to provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

     Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce an electric vehicle that either meets customer expectations or is commercially viable. Such vehicles likely will run on lead-acid batteries with a limited range (well under 100 miles per recharge in optimal conditions), have a long recharge time (up to 8 hours), lack substantial infrastructure support (home and public facilities for recharging) and have a significant cost premium over conventional vehicles. The proposed elimination of the ZEV mandate and the manufacturers' voluntary program will better allow market forces to guide the introduction of ZEVs into the market. If the mandate is not changed, compliance may require manufacturers to offer substantial discounts on electric vehicles, selling them well below cost, or increase the price or curtail the sale of nonelectric vehicles.

     The California LEV standards present significant technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford's sales volume and profits.

     The Act also permits other states which do not meet national ambient air quality standards to adopt new motor vehicle emissions standards identical to those adopted by California, if such states lawfully adopt such standards two years before commencement of the affected model year. Twelve northeastern states and the District of Columbia organized under the provisions of the Act into a group known as the Ozone Transport Commission (the "OTC") and petitioned the EPA to require California LEV standards in that region. There are major problems with transferring California standards to the Northeast -- many dealers sell vehicles in neighboring states and the range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated gasoline requirement -- the absence of which makes the task of meeting standards even more difficult. California LEV standards (including the ZEV requirements) already have been adopted in New York and Massachusetts. Connecticut also has adopted such standards, but without the ZEV requirements.

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

     In December 1994, the EPA granted the OTC petition to impose California LEV standards, while at the same time urging states and manufacturers to agree on a national approach which the EPA described as "environmentally superior" to the California standards. The states will have until early 1996 to include in their State Implementation Plans a California LEV program or an acceptable alternative.

     Under the Act, if the EPA determines that a substantial number of any class or category of vehicles, although properly maintained and used, do not conform to applicable emissions standards, a manufacturer may be required to recall and remedy such nonconformity at its expense. Further, if the EPA determines through testing of production vehicles that emission control performance requirements are not met, it can halt shipment of motor vehicles of the configuration tested. California has similar, and in some respects greater, authority to order manufacturers to recall vehicles. Ford may be required to recall vehicles for such purposes from time to time. In addition, as it has from time to time in the past, Ford may voluntarily recall vehicles to fix emissions-related concerns. The costs of related repairs or inspections associated with such recalls can be substantial.

     The Act generally prohibits the introduction of new fuel additives unless a waiver is granted by the EPA. In 1995, the U.S. Court of Appeals for the District of Columbia ordered the EPA to grant such a waiver to Ethyl Corporation for the additive MMT, over the objections of the EPA and U.S. automobile manufacturers, including Ford. Ethyl Corporation can now market MMT for use in unleaded gasoline. Ford and other manufacturers believe that the use of MMT will impair the performance of current emissions systems and onboard diagnostics systems. The introduction of MMT could increase Ford's future warranty costs and necessitate changes in the Company's warranties for emission control devices.

     European Requirements. Council Directive 70/220/EEC (as amended through Council Directive 94/12/EEC) and related European legislation impose limits on the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the European Union. Standards for vehicles homologated before January 1, 1996 are of generally equivalent stringency to 1983 model year U.S. standards for gasoline powered vehicles and to 1987 model year U.S. standards for diesel powered vehicles. All passenger cars homologated from January 1, 1996 and all new passenger cars registered from January 1, 1997 must comply with more stringent standards that are of generally equivalent stringency to 1994 model year U.S. standards. Similarly, new more stringent standards for light duty trucks ("LDTs") have been proposed but not yet finally enacted by the European Union. These would apply to passenger-car derived LDTs from January 1, 1997 for new homologations and October 1, 1997 for new registrations and would apply to other classes of LDTs from January 1, 1998 for new homologations and October 1, 1998 for new registrations. The European Commission is presently preparing proposals for even more stringent emissions standards and for new enforcement procedures for both passenger cars and trucks (the "Stage III Directive"). It is proposed that the Stage III Directive would become effective beginning in 2000 for new vehicle homologations and 2001 for new vehicle registrations.

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emission standards. These actions could lead to recalls of vehicles; the future costs of related repairs or inspections could be substantial.

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

     Canada, the European Union, individual member countries within the European Union and other countries in Europe, Latin America and the Asia-Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future. The cost of complying with these standards, as well as the cost of any recall programs to remedy safety defects or noncompliance, could be substantial.

     Motor Vehicle Fuel Economy -- Passenger cars and trucks rated at less than 8,500 pounds gross vehicle weight are required by regulations issued by the Safety Administration pursuant to the Motor Vehicle Information and Cost Savings Act (the "Cost Savings Act") to meet separate minimum CAFE standards. Failure to meet the CAFE standard in any model year, after taking into account all available credits, would subject a manufacturer to the imposition of a civil penalty of $5 for each one-tenth of a mile per gallon ("mpg") under the applicable standard multiplied by the number of vehicles in the class (i.e., trucks, domestic cars, or imported cars) produced in that model year. Each such class of vehicle may earn credits either as a result of exceeding the standard in one or more of the preceding three model years ("carryforward credits") or pursuant to a plan, approved by the Safety Administration, under which a manufacturer expects to exceed the standard in one or more of the three succeeding model years ("carryback credits"), but credits earned by a class may not be applied to any other class of vehicles.

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration asserts it has the authority to amend to a level it determines to be the "maximum feasible" level (considering the following factors: technological feasibility, economic practicality, the effect of other federal motor vehicle standards on fuel economy, and the need of the nation to conserve energy). Pursuant to the Cost Savings Act, the Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks (under 8,500 pounds gross vehicle weight on a combined two-wheel drive/four-wheel drive basis) for model years 1996 and 1997 and has proposed the same for 1998.

     The EPA issued proposed regulations pursuant to the Clean Air Act that would change the test procedures for measuring motor vehicle emissions and fuel economy. If adopted without adequate adjustments, these regulations may require costly measures to reduce tailpipe emissions and to increase fuel economy.

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

     It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide ("CO(2)") emissions, energy security or other reasons. President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period, using a combination of regulatory and nonregulatory measures. The Safety Administration is considering significant increases in the truck CAFE standard for the 1999-2006 model years that could be as high as 28 mpg by the 2006 model year. If the CCAP goals are partially or fully implemented through increases in the CAFE standard, or if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, Ford would find it necessary to take various costly actions that would have substantial adverse effects on its sales volume and profits. For example, Ford could find it necessary to curtail or eliminate production of larger family-size and luxury passenger cars and full-size light trucks, restrict offerings of engines and popular options, and continue or increase market support programs for its most fuel-efficient passenger cars and light trucks.

     International concerns over global warming due to the emission of "greenhouse gasses" have given rise to strong pressures to increase fuel economy of motor vehicles as a means of limiting their emission of CO(2). For example, the United Nations Climate Change Convention held in Brazil in 1992 (the "U.N. Climate Change Convention") sought to stabilize greenhouse gas emissions at 1990 levels by the year 2000. A subsequent meeting of the parties to the U.N. Climate Change Convention in Berlin in March 1995 resulted in an agreement to establish goals by 1997 for reductions in greenhouse gas emissions after the year 2000.

     In December 1994, the European Union Council of Environmental Ministers directed the European Commission to develop proposals for reducing CO(2) emissions from passenger cars to 120 grams per kilometer by 2005 (which equates to 5 liters consumed per 100 kilometers for gasoline engines and 4.5 liters consumed per 100 kilometers for diesel engines). Similar proposals have been made within the European Parliament. In December 1995, the European Commission issued a communication to the Council and the Parliament proposing a package of potential measures for reducing CO(2) emissions from passenger cars. These include fiscal measures (taxes and incentives), fuel economy labeling, increased research and development efforts, and a negotiated agreement with industry for reduction in CO(2) emissions from new cars of 25% from 1990 levels by 2005. The proposed agreement may also include incremental targets and monitoring provisions for the years before 2005. Some of these proposals, if adopted, could require costly actions that could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     On March 23, 1995, the German Automobile Manufacturers Association (of which Ford Werke AG is a member) undertook an industry-wide voluntary agreement with the German government to reduce the average fuel consumption of new cars sold in Germany by 25% from 1990 levels by 2005, to review before the year 2000 the need for and feasibility of further reductions in average fuel consumption, to make regular reports on fuel consumption, and to increase industry research and development efforts. At the same time, the German government undertook to improve traffic management systems, eliminate infrastructure bottlenecks, integrate transport modes, promote alternative fuels and improved drive systems, and introduce an emission-based road tax system.

     On January 26, 1996, French vehicle manufacturers made a voluntary pledge to reduce the average fuel consumption of new vehicles to a sales-weighted average of 150 grams of CO(2) per kilometer by 2005, to offer at least one vehicle that emits less than 120 grams of CO(2) per kilometer by 2005, to propose an objective by 2000 for further reducing CO(2) emissions by 2010, and to promote alternative fuel technologies that result in reduced CO(2) emissions. This pledge assumes a 50/50 mix of gasoline and diesel engined vehicles, no change in the mix of vehicles by weight and engine size class, no new regulatory requirement beyond those forecast in 1995 for the year 2000, and that oil companies and tire producers will contribute to reduction in vehicle fuel consumption. The pledge of the French vehicle manufacturers may create pressure for similar pledges from automobile importers (such as Ford France S.A.).

     Other initiatives for reducing CO(2) emissions from motor vehicles may be proposed by other European countries. Taken together such proposals could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/l to
19.2 km/l. To achieve these target fuel consumption levels for the vehicles Ford exports to Japan may require costly actions that could have substantial adverse effects on Ford's sales volume and profits in Japan.

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

     The EPA recently adopted regulations, pursuant to the Great Lakes Critical Programs Act of 1990, that would require more restrictive standards for discharges into waters that impact the Great Lakes. These regulations may require the addition of costly control equipment.

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

     European Stationary Source Environmental Control -- The European Union by directives and regulations, and individual member countries by legislation and regulations, impose requirements on waste and hazardous wastes, incineration, packaging, landfill, soil pollution, integrated pollution control, air emissions standards, import/export and use of dangerous substances, air and water quality standards, noise, environmental management systems, energy efficiency, emissions reporting, and planning and permitting. Additional or more stringent requirements (including tax measures and civil liability schemes for cleaning polluted sites) are likely to be adopted in the future. The cost of complying with these standards could be substantial.

     Climate Change Convention -- In response to the requirements of the U.N. Climate Change Convention, national governments are examining ways to reduce potential global warming risks. These actions may restrict the use of certain chemicals that are used as refrigerants (in vehicles and buildings), such as R-134a, and cleaning solvents.

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

     The "traditional" and developed automotive markets have developed their own bodies of regulation. Two sets of European vehicle regulations overlay those of individual European countries: 1) European Union directives and regulations, which member countries are obligated to implement; and 2) United Nations Economic Commission for Europe (ECE) regulations, which member countries have the option to implement. Although European Union directives and regulations and ECE regulations generally are aligned (the European Union directives cover about half of the 99 ECE regulations), some variations exist in the manner in which they are interpreted and enforced by each member country. The United States and Canada use a substantially different regulatory system, and Japan and Australia use a hybrid of the ECE system.

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

     Pollution Control Costs -- During the period 1996 through 2000, Ford expects that approximately $700 million will be spent on its North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates that approximately $200 million will be spent in 1996 and $150 million will be spent in 1997.

LEGAL PROCEEDINGS

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries, including those arising out of alleged defects in the Company's products; governmental regulations relating to safety, emissions and fuel economy; financial services; employment-related matters; intellectual property rights; product warranties; and environmental matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. See "Business of Ford -- Governmental Standards". Included among the foregoing matters are the following:

     Product Liability Matters -- Ford is a defendant in various actions for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. The damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $782 million at December 31, 1995.

     Ford is a defendant in various actions involving the alleged propensity of Bronco II utility vehicles to roll over. The damages specified in these actions, including both actual and punitive damages, aggregated approximately $1 billion at December 31, 1995.

     In most of the actions described in the foregoing paragraphs no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been Ford's experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages paid by Ford in such cases, which generally are, on average, substantially less than the amounts originally claimed. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which such a defect may be alleged.

     Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Damages specified by plaintiffs in complaints in these actions, including both actual and punitive damages, aggregated approximately $977 million at December 31, 1995. (In some of these actions no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of these co-defendants have substantial resources.

     Environmental Matters -- Ford has received two notices from a government environmental enforcement agency concerning a matter which potentially involve monetary sanctions exceeding $100,000. The agency believes that Ford facilities may have violated regulations relating to the management of certain materials or relating to certain emissions from facility operation.

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

     In 1992, Ford was sued in federal court in Nevada by an individual patent owner (Lemelson) seeking damages and an injunction for alleged infringement of four U.S. patents characterized by Lemelson as covering machine vision inspection technologies, including bar code reading. Ford filed a declaratory judgment action in the same court to have these four patents as well as others of Lemelson's patents directed to machine vision and laser uses declared invalid, unenforceable and not infringed. Lemelson filed a counterclaim, alleging infringement of the patents added by Ford and several additional patents. If Lemelson were to prevail, Ford could be required to pay substantial damages of an as yet indeterminate amount and could become subject to an injunction preventing future use of any process or product found to be covered by a valid patent. In June of 1995, the magistrate judge handling this case recommended to the district court judge that he grant Ford's motion for summary judgment and hold that Lemelson's patents pertaining to machine vision inspection technology are unenforceable. The magistrate judge found that Lemelson engaged in "undue delay" by taking 35 years to prosecute the numerous patent applications for these patents and that he claimed the work of others as he saw the technologies develop. In late July, after a period of time for the filing of objections to the recommendation and replies to those objections, the case was submitted to the district judge for review. Ford believes there is a high probability that the district judge will adopt the magistrate judge's recommendation and issue an order granting Ford's motion.

     Currently, there are three purported class action lawsuits pending against the Company that allege defects in the paint processes used with respect to certain vehicles manufactured by Ford. Two lawsuits, Arnold and Landry, which are nationwide in scope, have been consolidated for pretrial proceedings in the U.S. District Court for the Eastern District of Louisiana. The other lawsuit, Sheldon, is pending in Texas state court and is limited to Texas purchasers of the subject vehicles. Ford is attempting to consolidate Sheldon with the Arnold and Landry lawsuits. Three other nationwide lawsuits were dismissed pursuant to plaintiffs' motion, since such lawsuits were duplicative of Arnold and Landry. In each pending lawsuit, the plaintiffs seek unspecified compensatory damages, as well as punitive damages, attorneys' fees and costs. The lawsuits appear to focus on vehicles painted with a high-build electrocoat primer. The vehicles in this class are: 1985 through 1991 F-Series/Broncos, 1984 through 1989 Mustangs, 1985 through 1991 Rangers, and 1985 Bronco IIs. E.I. DuPont De Nemours and Company, PPG Industries, Inc. and BASF Corporation have been added as defendants in the Landry action. If the plaintiffs were to prevail in these lawsuits, Ford could be required to pay substantial damages.

     Nine purported class action lawsuits seeking economic damages (including damages for diminution in value and rescission of purchase agreements) have been brought on behalf of all Bronco II owners in the United States and are currently pending against Ford. Each lawsuit expressly excludes personal injury claimants, whose claims are discussed above. Several of the lawsuits seek recovery of unspecified punitive damages. In addition, several of the lawsuits seek an order requiring the Company to recall and retrofit these vehicles. On Ford's motion, the federal Judicial Panel on Multidistrict Litigation consolidated seven of these cases for pretrial purposes before a federal judge in Louisiana. The other two cases remain pending in state courts in Alabama and Texas. A tentative settlement was reached in these matters in 1994, but was rejected by the federal multidistrict judge. The federal plaintiffs subsequently moved for certification of a nationwide class of Bronco II owners; Ford has vigorously opposed the motion. The plaintiffs' motion is currently pending before the federal multidistrict judge.

     In early 1996, Ford was served with seven purported nationwide class action lawsuits covering purchasers of numerous Ford vehicle lines, ranging in model years from 1983 to 1993. Plaintiffs allege the ignition switch equipped on these vehicles has a design defect that can cause the switch to short circuit, resulting in smoke and fire damage to the vehicle. In 1995, Ford voluntarily recalled 248,000 vehicles in Canada equipped with the allegedly defective ignition switch. In the U.S., however, no recall campaign has been instituted to date, in part, because the overall incident rate is significantly lower in the U.S. than in Canada. Plaintiffs are seeking unspecified compensatory damages, punitive damages, attorneys' fees and costs, as well as injunctive relief requiring, among other things, that Ford replace the allegedly defective ignition switch in all affected vehicles. If the plaintiffs in the purported class actions were to prevail, Ford could be required to pay substantial damages. Ford will attempt to consolidate all seven lawsuits in one federal jurisdiction and vigorously oppose class certification.

     In addition to the foregoing purported class action lawsuits, the Safety Administration and Transport Canada are investigating ignition switch fires in certain of the vehicles included in the lawsuit. If the Safety Administration and Transport Canada order Ford to recall all or a substantial portion of the affected vehicles and retrofit them with a redesigned ignition switch, the aggregate cost would be substantial.

     The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail vehicle financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.

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

     It is not known whether Ford will be able to reach new agreements without a work stoppage. If there should be a protracted work stoppage, Ford's profits could be substantially adversely affected.

          SELECTED FINANCIAL DATA AND OTHER DATA OF FORD MOTOR COMPANY

     The following tables set forth selected financial data and other data concerning Ford for each of the last ten years (dollar amounts in millions except per share amounts):

SUMMARY OF
 OPERATIONS    1995        1994        1993        1992        1991        1990        1989        1988        1987        1986
-----------  --------    --------    --------    --------    --------    --------    --------    --------    --------    --------
AUTOMOTIVE
Sales......  $110,496    $107,137    $ 91,568    $ 84,407    $ 72,051    $ 81,844    $ 82,879    $ 82,193    $ 71,797    $ 62,868
Operating
  income/
  (loss)...     3,281       5,826       1,432      (1,775)     (3,769)        316       4,252       6,612       6,256       4,142
Income/
  (loss)
  before
  income
  taxes and
 cumulative
  effects
  of
  changes
  in
 accounting
 principles...  3,166       5,997       1,291      (1,952)     (4,052)        275       5,156       7,312       6,499       4,299
Income/(loss)
  before
  cumulative
  effects
  of
  changes
  in
 accounting
  princ-
  iples(a)...   2,056       3,913       1,008      (1,534)     (3,186)         99       3,175       4,609       3,767       2,512
             --------     -------     -------     -------     -------     -------     -------     -------     -------     -------
Net
  income/
  (loss)...     2,056       3,913       1,008      (8,628)     (3,186)         99       3,175       4,609       3,767       2,512
             --------     -------     -------     -------     -------     -------     -------     -------     -------     -------
FINANCIAL
  SERVICES
Revenues...  $ 26,641    $ 21,302    $ 16,953    $ 15,725    $ 16,235    $ 15,806    $ 13,267    $ 10,253    $  8,096    $  6,826
Income
  before
  income
  taxes and
 cumulative
  effects
  of
  changes
  in
 accounting
 principles...  3,539       2,792       2,712       1,825       1,465       1,220         874       1,031       1,386       1,321
Income
  before
 cumulative
  effects
  of
  changes
  in
 accounting
 prin-
 ciples(b)...   2,083       1,395       1,521       1,032         928         761         660         691         858         773
             --------     -------     -------     -------     -------     -------     -------     -------     -------     -------
Net
  income...     2,083       1,395       1,521       1,243         928         761         660         691         858         773
             --------     -------     -------     -------     -------     -------     -------     -------     -------     -------
TOTAL
  COMPANY
Income/(loss)
  before
  income
  taxes and
 cumulative
  effects
  of
  changes
  in
 accounting
 prin-
 ciples... $    6,705    $  8,789    $  4,003    $   (127)   $ (2,587)   $  1,495    $  6,030    $  8,343    $  7,885    $  5,620
Provision/
  (credit)
  for income
  taxes....     2,379       3,329       1,350         295        (395)        530       2,113       2,999       3,226       2,323
Minority
  interests
  in net
  income of
  subsid-
  iaries...       187         152         124          80          66         105          82          44          34          12
             --------     -------     -------     -------     -------     -------     -------     -------     -------     -------
Income/
  (loss)
  before
  cumulative
  effects
  of
  changes
  in
 accounting
  prin-
  ciples
  (a)(b)...     4,139       5,308     2,529          (502)     (2,258)        860       3,835       5,300       4,625       3,285
Cumulative
  effects
  of
  changes
  in
 accounting
 principles...    --           --          --      (6,883)         --          --          --          --          --          --
             -------      -------     -------     -------     -------     -------     -------     -------     -------     -------
Net
  income/
  (loss)... $  4,139     $  5,308    $  2,529    $ (7,385)   $ (2,258)   $    860    $  3,835    $  5,300    $  4,625    $  3,285
             =======      =======     =======     =======     =======     =======     =======     =======     =======     =======
TOTAL
  COMPANY
  DATA PER
  SHARE OF
  COMMON
  AND CLASS
  B
  STOCK(C)
Income/(loss)
  before
  cumulative
  effects
  of
  changes
  in
 accounting
  principles... $   3.58 $   4.97    $   2.27       (0.73)   $  (2.40)   $   0.93    $   4.11    $   5.48    $   4.53    $   3.08
Income/(loss)
  Assuming
    no
dilution...         3.58     4.97        2.27       (7.81)      (2.40)       0.93        4.11        5.48        4.53        3.08
  Assuming
    full
dilution...         3.33     4.44        2.10       (7.81)      (2.40)       0.92        4.06        5.40        4.46        3.03
Cash
dividends...        1.23     0.91        0.80        0.80        0.98        1.50        1.50        1.15        0.79        0.56
Common
  stock
  price
  range
  (NYSE)
  High.....       32 7/8   35         33 1/16     24 7/16      18 7/8     24 9/16     28 5/16      27 1/2     28 5/32      15 7/8
  Low......       24 3/4   25 5/8      21 1/2      13 7/8    11 11/16      12 1/2    20 11/16     19 1/32     14 7/32       9
Average
  number of
  shares of
  Common
  and
  Class B
outstanding
  (in
  millions)...     1,071     1,010         986         972         952         926         934         968       1,022       1,066
TOTAL
  COMPANY
  BALANCE
  SHEET
  DATA
  AT
  YEAR-END
Assets
  Automotive... $ 72,772  $ 68,639    $ 61,737    $ 57,170    $ 52,397    $ 50,824    $ 45,819    $ 43,128    $ 39,734    $ 34,021
  Financial
Services...      170,511   150,983     137,201     123,375     122,032     122,839     115,074     100,239      76,260      59,211
                --------   -------     -------     -------     -------     -------     -------     -------     -------     -------
    Total
  assets...     $243,283  $219,622    $198,938    $180,545    $174,429    $173,663    $160,893    $143,367    $115,994    $ 93,232
Long-term
  debt
  Automotive... $  5,475  $  7,103    $  7,084    $  7,068    $  6,539    $  4,553    $  1,137    $  1,336    $  2,058    $  2,467
  Financial
Services...       68,259    58,104      47,900      42,369      43,680      40,779      37,784      30,777      26,009      19,128
Stockholders'
 equity(d)...     24,547    21,659      15,574      14,753      22,690      23,238      22,728      21,529      18,493      14,860

-------------------------
(a) 1989 includes an after-tax loss of $424 million from the sale of Rouge Steel Company.

(b) 1994 includes an after-tax loss of $440 million from the sale of Granite Savings Bank (formerly First Nationwide Bank).

(c) Share data have been adjusted to reflect stock dividends and stock splits.

(d) The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.

SUMMARY OF
----------
 OPERATIONS,
  CONT.        1995        1994        1993        1992        1991        1990        1989        1988        1987        1986
----------   --------    --------    --------    --------    --------    --------    --------    --------    --------    --------
TOTAL
  COMPANY
  FACILITY
  AND
  TOOLING
  DATA
Capital
expenditures
  for
facilities
(excluding
  special
 tools)...   $  5,455    $  5,236    $  4,339    $  3,613    $  3,611    $  4,702    $  4,412    $  3,148    $  2,415    $  2,179
Depreciation.   8,954       7,207       5,456       4,658       3,956       3,185       2,720       2,458       2,107       1,859
Expenditures
  for
  special
  tools...      3,542       3,310       2,475       2,177       2,236       2,556       2,354       1,634       1,343       1,285
Amortization
  of special
  tools...      2,765       2,129       2,012       2,097       1,822       1,695       1,509       1,335       1,353       1,293
TOTAL
  COMPANY
  EMPLOYEE
  DATA --
 WORLDWIDE
Payroll...   $ 16,572    $ 15,853    $ 13,750    $ 13,754    $ 12,850    $ 14,014    $ 13,327    $ 13,010    $ 11,670    $ 11,290
Total
  labor
  costs...     23,661      22,985      20,065      19,850      17,998      18,962      18,152      18,108      16,567      15,610
Average
  number
  of
  employees...346,990     337,728     321,925     325,333     331,977     369,547     366,641     358,939     350,320     382,274
TOTAL
  COMPANY
  EMPLOYEE
  DATA --
  U.S.
OPERATIONS
Payroll...   $ 10,482    $ 10,371    $  8,888    $  8,015    $  7,389    $  8,309    $  8,650    $  8,473    $  7,762    $  7,704
Average
  number
  of
  employees...185,960     180,460     166,593     158,377     156,079     180,104     188,286     185,540     180,838     181,476
Average
  hourly
  labor
  costs(e)
  Earnings... $ 21.79    $  21.81    $  20.94    $  19.92    $  19.10    $  18.44    $  17.77    $  17.39    $  16.50    $  16.12
  Benefits...   18.66       19.13       18.12       19.24       17.97       14.12       13.21       13.07       12.38       11.01
             --------    --------    --------    --------    --------    --------    --------    --------    --------    --------
    Total
    hourly
     labor
  costs...   $  40.45    $  40.94    $  39.06    $  39.16    $  37.07    $  32.56    $  30.98    $  30.46    $  28.88    $  27.13
             ========    ========    ========    ========    ========    ========    ========    ========    ========    ========
SUMMARY OF
  VEHICLE
  SALES(F)
  (IN
THOUSANDS)
NORTH
  AMERICA
  United
    States
   Cars...      1,767       2,036       1,925       1,820       1,588       1,870       2,201       2,364       2,176       2,105
 Trucks...      2,226       2,182       1,859       1,510       1,253       1,416       1,517       1,537       1,480       1,406
             --------    --------    --------    --------    --------    --------    --------    --------    --------    --------
     Total
    United
 States...      3,993       4,218       3,784       3,330       2,841       3,286       3,718       3,901       3,656       3,511
 Canada...        254         281         256         237         259         257         326         349         349         321
 Mexico...         32          92          91         126         112          89          87          63          35          44
             --------    --------    --------    --------    --------    --------    --------    --------    --------    --------
     Total
     North
America...      4,279       4,591       4,131       3,693       3,212       3,632       4,131       4,313       4,040       3,876
EUROPE
Britain...        496         520         464         420         471         607         739         753         628         596
 Germany..        409         386         340         407         501         361         326         332         328         320
 France...        165         180         150         194         190         185         192         168         162         151
 Italy....        193         179         172         266         301         219         153          98          93          85
 Spain....        160         163         117         165         128         155         173         158         159         112
 Other
 countries.       286         281         250         270         296         289         296         290         285         300
             --------    --------    --------    --------    --------    --------    --------    --------    --------    --------
     Total
 Europe...      1,709       1,709       1,493       1,722       1,887       1,816       1,879       1,799       1,655       1,564
OTHER
INTERNATIONAL
 Brazil...        201         164         151         117         137         137         157         154         129         177
 Australia..      139         125         120         105         104         134         154         132         128         139
 Taiwan...        106          97         122         119         107         115         115          88          55          31
 Japan...          57          50          53          64          83          99          82          60          49          40
 Argentina..       48          54          49          49          26          18          25          30          33          32
 Other
 countries..       67          63          65          71          67          72          65          86          82          92
             --------    --------    --------    --------    --------    --------    --------    --------    --------    --------
  Total
  other
  interna-
  tional...       618         553         560         525         524         575         598         550         476         511
TOTAL
 WORLDWIDE
  CARS AND
 TRUCKS...      6,606       6,853       6,184       5,940       5,623       6,023       6,608       6,662       6,171       5,951
TOTAL
 WORLDWIDE
 TRACTORS(G)...    --          --          --          --          13          66          72          77          64          68
             --------    --------    --------    --------    --------    --------    --------    --------    --------    --------
TOTAL
 WORLDWIDE
  VEHICLE
  UNIT
  SALES...      6,606       6,853       6,184       5,940       5,636       6,089       6,680       6,739       6,235       6,019
             ========    ========    ========    ========    ========    ========    ========    ========    ========    ========

-------------------------
(e) Per hour worked (in dollars). Excludes data for subsidiary companies.

(f) Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers. Unit sales for 1986 through 1994 have been restated to reflect the country where sold and to include sales of all Ford-badged units. Previously, factory unit sales were reported in North America on a "where sold" basis and overseas on a "where produced" basis. Also, Ford-badged unit sales of certain unconsolidated subsidiaries (primarily Autolatina -- Brazil and Argentina) were not previously reported.

(g) Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.

                 FINANCIAL REVIEW OF FORD MOTOR COMPANY RESULTS

OVERVIEW

     The Company's worldwide net income in 1995 was $4,139 million, or $3.58 per share of Common and Class B stock, compared with $5,308 million, or $4.97 per share in 1994. Fully diluted earnings per share were $3.33 in 1995, compared with $4.44 a year ago. The Company's worldwide sales and revenues were $137.1 billion in 1995, up $8.7 billion, or 7% from 1994. Vehicle unit sales of cars and trucks were 6,606,000, down 247,000 units, or 3.6%. Stockholders' equity was $24.5 billion at December 31, 1995, up $2.9 billion from December 31, 1994.

     The Company's earnings in 1995 were down from 1994, a record year, and reflected the effects of lower volumes in the U.S., costs associated with introducing new products and lower earnings at operations outside the U.S., primarily in Latin America. Earnings from Financial Services operations were up $688 million compared with 1994. The improvement reflected record earnings at Ford Credit, The Associates, USL Capital and Hertz and the nonrecurrence of a $440 million charge to net income in the first quarter of 1994 for the disposition of First Nationwide Bank.

     In 1995, Automotive capital expenditures for new products and facilities totaled $8.7 billion, up $366 million from 1994. Cash and marketable securities of the Company's Automotive operations were $12.4 billion at December 31, 1995, up $323 million from December 31, 1994. Automotive debt at December 31, 1995 totaled $7.3 billion, up $49 million from a year ago.

     In 1994, the Company announced a reorganization of its Automotive operations, called "Ford 2000." The reorganization is a fundamental change intended to provide customers with a wider array of vehicles in more markets, assure full competitiveness in vehicle design, quality and value, and substantially reduce the cost of operating Ford's automotive business. The new structure reduces duplication of effort and facilitates best practices around the world by merging Ford's North American Automotive Operations, European Automotive Operations, and Automotive Components Group into a single global organization, Ford Automotive Operations. The new organization was implemented during 1995. The major operations in Latin America and Asia Pacific will be integrated into Ford Automotive Operations during 1996.

     Ford is expanding its efforts in many new markets, particularly in the Asia Pacific region including China, India and Thailand. New market development encompasses a variety of business arrangements to establish component manufacturing and vehicle assembly capabilities. Entry into new markets is an integral part of the Company's long-term strategy to improve its global competitive position.

FOURTH QUARTER OF 1995

     In the fourth quarter of 1995, the Company's worldwide net income was $660 million, or $0.49 per share of Common and Class B stock, compared with $1,569 million, or $1.47 per share in the fourth quarter of 1994. Fully diluted earnings per share were $0.48 in the fourth quarter of 1995, compared with $1.31 a year ago.

     Worldwide Automotive operations earned $16 million in the fourth quarter of 1995, compared with $1,119 million a year ago. U.S. Automotive operations earned $168 million in the fourth quarter of 1995, compared with $745 million a year ago. The lower results for U.S. Automotive operations reflected lower unit volume and costs associated with introducing new products. Automotive operations outside the U.S. incurred a loss of $152 million in the fourth quarter of 1995, compared with earnings of $374 million a year ago, reflecting primarily losses in Latin America and the nonrecurrence of a one-time favorable effect from devaluation of the Mexican Peso in 1994. Ford's European Automotive operations incurred a loss of $48 million in the fourth quarter of 1995, compared with a loss of $55 million a year ago.

     Financial Services operations earned a record $644 million in the fourth quarter of 1995, compared with $450 million a year ago. The improvement reflected primarily record earnings at Ford Credit, The Associates, USL Capital and Hertz.

1995 RESULTS OF OPERATIONS

AUTOMOTIVE OPERATIONS

     Ford's worldwide Automotive operations earned $2,056 million in 1995 on sales of $110.5 billion, compared with $3,913 million in 1994 on sales of $107.1 billion.

     In the U.S., Ford's Automotive operations earned $1,843 million on sales of $73.9 billion, compared with $3,002 million in 1994 on sales of $73.7 billion. The decline in earnings reflected primarily lower unit volume (reflecting nonrecurrence of a dealer inventory increase in 1994 and lower industry sales) and costs associated with introducing new products (mainly the all-new Taurus, Sable and F-150 pickup truck). U.S. Automotive after-tax return on sales was 2.5% in 1995, down 1.6 points from a year ago. It is expected that results in the first half of 1996 will continue to be affected adversely by costs associated with introducing new products (the F-150 pickup truck, Escort and Tracer).

     The U.S. economy grew at a moderate rate in 1995 with interest rates and inflation at comparatively low levels. U.S. car and truck industry volumes, however, decreased from 15.4 million units in 1994 to 15.1 million units in 1995. Most of the decrease in industry sales was attributable to cars. Ford's share of the U.S. car market was 20.9%, down 9/10 of a point from 1994. Ford's U.S. truck share was 31.9%, up 1.8 points from 1994. Ford's combined U.S. car and truck share was 25.6%, up 4/10 of a point from 1994. The increase in share reflected primarily higher sales of the Explorer and F-Series trucks, offset partially by lower sales of specialty vehicles and lower availability of the Taurus and Sable due to model changeover.

     Outside the U.S., Automotive operations earned $213 million in 1995 on sales of $36.6 billion, compared with $911 million in 1994 on sales of $33.4 billion. The decline reflected primarily lower results in Latin America.

     Ford's European Automotive operations earned $116 million in 1995, compared with $128 million in 1994. The decline reflected primarily costs associated with introducing new products (the all-new Galaxy minivan and Fiesta) and the unfavorable effect of foreign exchange rate changes.

     Car and truck industry sales in Europe were 13.4 million units in 1995, compared with 13.3 million units in 1994. Ford's share of the European car market was 11.9%, equal to a year ago. Ford's European truck share was 14.8%, up 1/10 of a point from 1994. Ford's combined European car and truck share was 12.3%, up 1/10 of a point from 1994.

     Outside the U.S. and Europe, Ford earned $97 million in 1995, compared with $783 million in 1994. About half of the decrease reflected primarily unfavorable results for operations in Brazil, where higher import duties and a market shift to small cars resulted in excess dealer inventories and higher marketing costs. These conditions are expected to continue into 1996; business conditions have been and are expected to continue to be volatile and subject to rapid change, which can affect Ford's future earnings. These factors were offset partially in 1995 by a one-time gain from the dissolution of Ford's Autolatina joint venture (discussed below). The decline in earnings outside the U.S. and Europe also reflected the nonrecurrence of a one-time favorable effect for devaluation of the Mexican Peso in 1994 and lower results in Argentina.

     During the fourth quarter of 1995, the Company's Autolatina joint venture in Brazil and Argentina with Volkswagen AG was dissolved. The dissolution resulted in a gain of $230 million, primarily from a one-time cash compensation payment to Ford. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe. The long-term effect, if any, of the dissolution of Autolatina on the Company's future results will depend on Ford's ability to compete on its own in these markets. The Company is reestablishing manufacturing capacity in Brazil for small cars, which should assist in improving Ford's competitiveness.

FINANCIAL SERVICES OPERATIONS

     The Company's Financial Services operations earned a record $2,083 million in 1995, up $688 million from 1994. The improvement reflected record earnings at Ford Credit, The Associates, USL Capital and

Hertz and the nonrecurrence of a $440 million charge to net income in the first quarter of 1994 for the disposition of First Nationwide Bank.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of Ford Credit's 1995 results of operations. International operations managed by Ford Credit, but not included in its consolidated results, earned $265 million in 1995, up $24 million from 1994, reflecting primarily higher levels of earning assets, offset partially by lower net interest margins.

     The Associates earned a record $632 million in the U.S. in 1995, up $84 million from 1994. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $114 million in 1995, up $38 million from 1994.

     USL Capital earned a record $135 million in 1995, up $26 million from 1994. The improvement resulted primarily from higher levels of earning assets, higher gains on asset sales and lower operating costs. Hertz earned a record $105 million in 1995, up $13 million from 1994. The increase reflected primarily higher volume in construction equipment rentals and sales, offset partially by increased depreciation and borrowing costs. American Road earned $28 million in 1995, down $30 million from 1994. The decline reflected primarily the nonrecurrence of prior year tax adjustments and a loss on disposition of the annuity business.

     In December 1995, Ford Holdings merged with Ford Holdings Capital Corporation, a subsidiary of Ford Holdings, which resulted in the cancellation of the voting preferred stock of Ford Holdings in exchange for payment by Ford Holdings of the liquidation preference of the stock plus accrued dividends (totaling about $2 billion). Ford Holdings funded the payment to the holders of the preferred stock, which occurred in January 1996, primarily with bank loans.

     In late 1995, Ford began a reorganization of its Financial Services group in order to align management responsibility more closely with the legal ownership of the Financial Services affiliates. As part of this reorganization, substantially all of the common stock of Ford Holdings owned by Ford Credit was repurchased by Ford Holdings in exchange for a promissory note. Also, in February 1996, The Associates filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock representing up to a 19.8% economic interest in The Associates. As previously announced, Ford is investigating the sale of all or a part of USL Capital. A fuller description of the reorganization is provided in "Business of Ford -- Financial Services Operations -- Ford Holdings, Inc. and Ford FSG, Inc."

LIQUIDITY AND CAPITAL RESOURCES

AUTOMOTIVE OPERATIONS

     Cash and marketable securities of the Company's Automotive operations were $12.4 billion at December 31, 1995, up $323 million from December 31, 1994. The Company paid $1.6 billion in cash dividends on its Common Stock, Class B Stock and Preferred Stock during 1995.

     Automotive capital expenditures were $8.7 billion in 1995, up $366 million from 1994. During the next several years, Ford's spending for product change is expected to be at similar levels; however, as a percent of sales, such spending is expected to be at lower levels.

     At December 31, 1995, Automotive debt totaled $7.3 billion, which was 22% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 25% of total capitalization, at December 31, 1994.

     At December 31, 1995, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2000. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at December 31, 1995.

     In addition, at December 31, 1995, Ford Brasil Ltda. had $276 million of contractually committed credit facilities with various banks ranging in maturity from June 1996 to December 1996. None of these facilities were in use at December 31, 1995.

FINANCIAL SERVICES OPERATIONS

     The Financial Services operations rely heavily on their ability to raise substantial amounts of funds in the capital markets in addition to collections on loans and retained earnings. The levels of funds for certain Financial Services operations are affected by certain transactions with Ford, such as capital contributions, dividend payments and the timing of payments for income taxes. Their ability to obtain funds also is affected by their debt ratings which, for certain operations, are closely related to the financial condition and outlook for Ford and the nature and availability of support facilities, such as revolving credit and receivables sales agreements.

     Ford Credit's outstanding commercial paper totaled $35 billion at December 31, 1995 with an average remaining maturity of 29 days. Support facilities represent additional sources of funds, if required.

     At December 31, 1995, Financial Services had a total of $48.5 billion of contractually committed support facilities. Of these facilities, $23.8 billion (excluding the $8.4 billion of Ford credit facilities) are contractually committed global credit agreements under which $19.8 billion and $4 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 75%, respectively, of such facilities are available through June 30, 2000. The entire $19.8 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At December 31, 1995, none of the Ford Credit global facilities were in use; $742 million of the Ford Credit Europe global facilities were in use. In addition to the Ford, Ford Credit and Ford Credit Europe global credit agreements, at December 31, 1995, international subsidiaries and other credit operations managed by Ford Credit had $1.1 billion of contractually committed support facilities available outside the U.S. At December 31, 1995, approximately 29% of these facilities were in use.

     At December 31, 1995, Ford Holdings had outstanding long-term debt of $1.9 billion, of which $205 million matures in 1996. All of the Ford Holdings debt held by nonaffiliated persons is guaranteed by Ford. Ford Holdings has a $1.5 billion term loan agreement available through December 13, 1996, none of which was in use at December 31, 1995, but all of which has since been used to fund the payment to the holders of Ford Holdings' preferred stock discussed above.

     At December 31, 1995, The Associates had contractually committed lines of credit with banks of $3.9 billion, with various maturities ranging from January 31, 1996 to December 30, 1996, none of which were utilized at December 31, 1995. Also, at December 31, 1995, The Associates had $5.1 billion of contractually committed revolving credit facilities with banks, with maturity dates ranging from January 1, 1996 through April 1, 2001, and $1.3 billion of contractually committed receivables sale facilities, $275 million of which are available through April 24, 1996, $500 million of which are available through April 15, 1997, and $500 million of which are available through April 30, 1998; none of these facilities were in use at December 31, 1995. At December 31, 1995, international operations managed by The Associates, but not included in its support facilities, had about $270 million of contractually committed support facilities available outside the U.S., of which $50 million were in use at December 31, 1995.

     At December 31, 1995, USL Capital had $1.7 billion of contractually committed credit facilities, of which 71% are available through September 2000. These facilities included $46 million of contractually committed receivables sale facilities, of which 100% were in use at December 31, 1995. At December 31, 1995, international operations managed by USL Capital, but not included in its support facilities, had about $3 million of contractually committed support facilities available outside the U.S., of which 50% were in use at December 31, 1995.

     American Road's principal sources of funds are insurance premiums and investment income. American Road had no debt and none of its own credit lines at December 31, 1995.

     At December 31, 1995, Hertz had $2 billion of contractually committed credit facilities in the U.S., none of which were utilized at December 31, 1995. These facilities included $751 million and $1 billion of agreements with banks which mature June 27, 1996 and June 30, 2000, respectively, and a $250 million revolving credit facility with Ford which matures June 30, 1999. In addition, at December 31, 1995, international operations of Hertz had about $317 million of contractually committed support facilities available outside the U.S., of which about 53% were in use at December 31, 1995.

ITEM 2. FORD CREDIT PROPERTIES

     Substantially all of Ford Credit's branch operations presently are being conducted from leased properties. At December 31, 1995, Ford Credit's aggregate obligation under leases of real property was $41.3 million.

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

     The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All shares of the registrant's Common Stock at December 31, 1995 were owned by Ford and, accordingly, there was no market for such stock. During 1995, Ford Credit declared and paid to Ford cash dividends of $600 million. Dividends also were paid to Ford in 1994, 1993, 1992 and 1991. Ford Credit may pay additional dividends from time to time depending on Ford Credit's receivables levels, capital requirements, and profitability. In February 1996, Ford contributed to FFSGI all of its interest in Ford Credit.

ITEM 6. SELECTED FINANCIAL DATA

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                          1995       1994       1993      1992      1991
                                                                         -------    -------    ------    ------    ------
SELECTED INCOME STATEMENT DATA (IN MILLIONS)
Financing revenue
  Operating leases....................................................   $ 7,018    $ 5,343    $3,603    $2,353    $1,286
  Retail..............................................................     3,606      3,232     3,305     3,347     3,753
  Wholesale...........................................................     1,408        964       679       713     1,102
  Diversified.........................................................       152        120       144       200       271
  Other...............................................................       332        268       221       221       289
                                                                         -------    -------    ------    ------    ------
Total finance revenue.................................................    12,516      9,927     7,952     6,834     6,701
Investment and other income...........................................       594        462       386       239       301
                                                                         -------    -------    ------    ------    ------
Total revenue.........................................................    13,110     10,389     8,338     7,073     7,002
Interest expense......................................................     4,957      3,541     2,919     3,076     3,792
Depreciation on operating leases......................................     5,041      3,910     2,676     1,653     1,030
Provision for credit losses...........................................       438        247       270       418       578
Operating expenses....................................................       984        925       796       758       718
                                                                         -------    -------    ------    ------    ------
Total expenses........................................................    11,420      8,623     6,661     5,905     6,118
Equity in net income of affiliated companies..........................       255        233       198       155       191
                                                                         -------    -------    ------    ------    ------
Income before income taxes and cumulative effects of changes in
  accounting principles...............................................     1,945      1,999     1,875     1,323     1,075
Provision for income taxes............................................       536        675       673       425       324
Minority interest.....................................................        14         11         8         6         2
                                                                         -------    -------    ------    ------    ------
Income before cumulative effects of changes in accounting
  principles..........................................................     1,395      1,313     1,194       892       749
Cumulative effects of changes in accounting principles................        --         --        --       147        --
                                                                         -------    -------    ------    ------    ------
    Net income........................................................   $ 1,395    $ 1,313    $1,194    $1,039    $  749
                                                                         =======    =======    ======    ======    ======
Net income from financing operations..................................   $ 1,140    $ 1,080    $  996    $  737    $  558
Net income from affiliated companies..................................       255        233       198       155       191
Cumulative effects of changes in accounting principles................        --         --        --       147        --
Cash dividends........................................................       600        364       250       600       650
Return on Equity......................................................      19.2%      20.9%     22.0%     21.2%     15.8%
Earnings-to-fixed charges ratio.......................................       1.3        1.5       1.6       1.4       1.2
SELECTED BALANCE SHEET (IN BILLIONS)
Finance Receivables
  Retail..............................................................   $  43.8    $  40.6    $ 38.6    $ 35.6    $ 33.3
  Wholesale...........................................................      16.5       15.2      11.7      10.1      11.5
  Diversified.........................................................       2.7        2.7       2.6       2.9       4.3
  Other...............................................................       4.6        4.3       3.7       3.4       3.4
                                                                         -------    -------    ------    ------    ------
Total finance receivables.............................................      67.6       62.8      56.6      52.0      52.5
  Deduct: Unearned income.............................................      (5.9)      (5.2)     (5.1)     (5.1)     (5.0)
          Allowance for credit losses.................................      (0.7)      (0.7)     (0.7)     (0.8)     (0.7)
                                                                         -------    -------    ------    ------    ------
Finance receivables, net..............................................   $  61.0    $  56.9    $ 50.8    $ 46.1    $ 46.8
                                                                         =======    =======    ======    ======    ======
Operating leases, net.................................................   $  24.8    $  20.0    $ 12.6    $  7.7    $  4.3
                                                                         =======    =======    ======    ======    ======
Assets
  Financing operations................................................   $  92.9    $  81.9    $ 68.4    $ 58.0    $ 55.9
  Equity in net assets of affiliated companies........................       1.7        1.3       1.2       1.0       1.0
                                                                         -------    -------    ------    ------    ------
Total assets..........................................................   $  94.6    $  83.2    $ 69.6    $ 59.0    $ 56.9
                                                                         =======    =======    ======    ======    ======
CAPITALIZATION (IN BILLIONS)
Debt payable within one year..........................................   $  43.1    $  39.1    $ 33.4    $ 28.5    $ 25.3
Debt payable after one year
  Senior..............................................................      36.1       31.3      25.4      21.5      22.9
  Subordinated and other..............................................        --         --        --        --       0.1
                                                                         -------    -------    ------    ------    ------
Total debt payable after one year.....................................      36.1       31.3      25.4      21.5      23.0
                                                                         -------    -------    ------    ------    ------
Total debt............................................................      79.2       70.4      58.8      50.0      48.3
Stockholder's equity..................................................       7.6        6.7       5.8       4.9       4.7
                                                                         -------    -------    ------    ------    ------
Total capital.........................................................   $  86.8    $  77.1    $ 64.6    $ 54.9    $ 53.0
                                                                         =======    =======    ======    ======    ======
Debt-to-equity ratio (to 1)...........................................      10.5       10.6      10.1      10.2      10.3
Debt payable within one year as percent of total capital..............      49.7%      50.7%     51.7%     51.9%     47.7%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The principal factors that influence the earnings of Ford Credit are interest margins, the levels of finance receivables and net investment in operating leases.

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

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

     Ford Credit's consolidated net income in 1995 was $1,395 million, up $82 million or 6% from 1994. Net income from financing operations in 1995 was $1,140 million, up $60 million or 6% from 1994. The increase in financing profits was more than accounted for by higher financing volumes, lower 1995 taxes, higher gains from sales of receivables, and improved operating cost performance. Lower net interest margins, higher credit losses, and the non-recurrence of a one-time gain from the sale of Ford Credit's investment in Manheim Auctions were a partial offset.

     Total gross finance receivables and net investment in operating leases at December 31, 1995 were $92.5 billion, up $9.6 billion or 12% from a year earlier. The higher financing volume reflects primarily an increase in operating leases and retail installment sale receivables. Depreciation expense in 1995 was $5,041 million, up $1,131 million or 29% from 1994. The increase reflected the higher levels of operating leases and was more than offset by higher revenue earned on the lease contracts.

     For 1995, Ford Credit financed 36.9% of all new cars and trucks sold by Ford Motor Company dealers in the U.S. compared with 36.6% in 1994. The increase primarily resulted from higher levels of operating lease financing. Ford Credit provided retail customers with financing for 2,499,000 new and used vehicles in the United States. Ford Credit provided wholesale financing for 79.7% of Ford Motor Company U.S. factory sales in 1995 compared with 81.5% in 1994.

     The decline in net interest margins reflects an increase in net U.S. portfolio borrowing rates from 5.4% in 1994 to 6.5% in 1995, partially offset by higher portfolio yields on finance receivables and net investment in operating leases.

     Credit losses increased in 1995, reversing a general trend of improvement that began in 1989. Credit losses as a percent of average finance receivables including net investment in operating leases were 0.44% in 1995 ($394 million) compared with 0.30% in 1994 ($229 million). The increased credit losses reflected higher losses per repossessed unit and an increase in repossession rates.

     For 1995, equity in net income of affiliated companies (primarily Ford Holdings) was $255 million compared with $233 million in 1994. The increase reflected higher Ford Holdings net income available to common shareholders. At December 31, 1995, Ford Credit owned about 45% of Ford Holdings common stock.

1994 COMPARED WITH 1993

     Ford Credit's consolidated net income in 1994 was $1,313 million, up $119 million or 10% from 1993. Net income from financing operations in 1994 was $1,080 million, up $84 million or 8% from 1993. The increase in financing profits was more than accounted for by higher financing volumes, a one-time gain from the sale of Ford Credit's investment in Manheim Auctions, the non-recurrence of the effect of the 1993 U.S. tax rate increase, gains on used service vehicles and repurchased fleet-account vehicles sold at auction, and improved credit loss and operating cost performance. Lower net interest margins and lower gains from sales of receivables were a partial offset.

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

     For 1994, equity in net income of affiliated companies (primarily Ford Holdings) was $233 million compared with $198 million in 1993. The increase reflected higher Ford Holdings net income available to common shareholders. At December 31, 1994, Ford Credit owned about 45% of Ford Holdings common stock.

     Additional information called for by Item 7 is incorporated herein by reference from Item 1 -- Business -- "Business of Ford Credit -- Credit Loss Experience", "Business of Ford Credit -- Borrowings and Other Sources of Funds", "Ford Holdings" and "Certain Transactions with Ford and Affiliates", and Item 8 -- "Financial Statements and Supplementary Data".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Item 8 is set forth at pages FC-1 through FC-22 of this Form 10-K Report, is incorporated herein by reference and is listed in the Index to Financial Statements as set forth in Item 14(a)(1) and 14(a)(2).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

Report of Independent Accountants

Ford Motor Credit Company and Subsidiaries

     Consolidated Statement of Income and of Earnings Retained for Use in the Business for the Years Ended December 31, 1995, 1994 and 1993.

     Consolidated Balance Sheet, December 31, 1995 and 1994.

     Consolidated Statement of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

     Notes to Financial Statements.

     The financial statements and notes to financial statements listed above and the schedule listed below are incorporated by reference in Item 8 of this Report from pages FC-1 through FC-22 of this Form 10-K Report.

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

(a) 3. Exhibits

 DESIGNATION                   DESCRIPTION                           METHOD OF FILING
--------------      ---------------------------------      -------------------------------------
Exhibit 3-A         Restated Certificate of                Filed as Exhibit 3-A to Ford Motor
                    Incorporation of Ford Motor            Credit Company Report on Form 10-K
                    Credit Company.                        for the year ended December 31, 1987
                                                           and incorporated herein by reference.
                                                           File No. 1-6368.

Exhibit 3-B         By-Laws of Ford Motor Credit           Filed as Exhibit 3-B to Ford Motor
                    Company as amended through March       Credit Company Report on Form 10-K
                    2, 1988.                               for the year ended December 31, 1987
                                                           and incorporated herein by reference.
                                                           File No. 1-6368.

Exhibit 4-A         Form of Indenture dated as of          Filed as Exhibit 4-A to Ford Motor
                    August 1, 1984 between Ford Motor      Credit Company Registration Statement
                    Credit Company and The Chase           No. 2-92561 and incorporated herein
                    Manhattan Bank (National               by reference.
                    Association) relating to Debt
                    Securities.

Exhibit 4-A-1       Form of First Supplemental             Filed as Exhibit 4-C to Ford Motor
                    Indenture dated August 15, 1986        Credit Company Registration Statement
                    between Ford Motor Credit Company      No. 33-8126 and incorporated herein
                    and The Chase Manhattan Bank           by reference.
                    (National Association)
                    supplementing the Indenture
                    designated as Exhibit 4-A.

 DESIGNATION                   DESCRIPTION                           METHOD OF FILING
--------------      ---------------------------------      -------------------------------------
Exhibit 4-A-2       Form of Second Supplemental            Filed as Exhibit 4-B to Ford Motor
                    Indenture dated as of October 15,      Credit Company Current Report on Form
                    1986 between Ford Motor Credit         8-K dated October 17, 1986 and
                    Company and The Chase Manhattan        incorporated herein by reference.
                    Bank (National Association)            File No. 1-6368.
                    supplementing the Indenture
                    designated as Exhibit 4-A.

Exhibit 4-B         Form of Indenture dated as of          Filed as Exhibit 4-A to Ford Motor
                    February 1, 1985 between Ford          Credit Company Registration Statement
                    Motor Credit Company and               No. 2-95568 and incorporated herein
                    Manufacturers Hanover Trust            by reference.
                    Company relating to Debt
                    Securities.

Exhibit 4-B-1       Form of First Supplemental             Filed as Exhibit 4-B to Ford Motor
                    Indenture dated as of April 1,         Credit Company Current Report on Form
                    1986 between Ford Motor Credit         8-K dated April 29, 1986 and
                    Company and Manufacturers Hanover      incorporated herein by reference.
                    Trust Company supplementing the        File No. 1-6368.
                    Indenture designated as Exhibit
                    4-B.

Exhibit 4-B-2       Form of Second Supplemental            Filed as Exhibit 4-B to Ford Motor
                    Indenture dated as of September        Credit Company Current Report on Form
                    1, 1986 between Ford Motor Credit      8-K dated August 28, 1986 and
                    Company and Manufacturers Hanover      incorporated herein by reference.
                    Trust Company supplementing the        File No. 1-6368.
                    Indenture designated as Exhibit
                    4-B.

Exhibit 4-B-3       Form of Third Supplemental             Filed as Exhibit 4-E to Ford Motor
                    Indenture dated as of March 15,        Credit Company Registration Statement
                    1987 between Ford Motor Credit         No. 33-12928 and incorporated herein
                    Company and Manufacturers Hanover      by reference.
                    Trust Company supplementing the
                    Indenture designated as Exhibit
                    4-B.

Exhibit 4-B-4       Form of Fourth Supplemental            Filed as Exhibit 4-F to
                    Indenture dated as of April 15,        Post-Effective Amendment No. 1 to
                    1988 between Ford Motor Credit         Ford Motor Credit Company
                    Company and Manufacturers Hanover      Registration No. 33-20081 and
                    Trust Company supplementing the        incorporated herein by reference.
                    Indenture designated as Exhibit
                    4-B.

Exhibit 4-B-5       Form of Fifth Supplemental             Filed as Exhibit 4-G to Ford Motor
                    Indenture dated as of September        Credit Company Registration Statement
                    1, 1990 between Ford Motor Credit      No. 33-36946 and incorporated hereby
                    Company and Manufacturers Hanover      by reference.
                    Trust Company supplementing the
                    Indenture designated as Exhibit
                    4-B.

 DESIGNATION                   DESCRIPTION                           METHOD OF FILING
--------------      ---------------------------------      -------------------------------------
Exhibit 4-C         Indenture dated as of November 1,      Filed as Exhibit 4-A to Ford Motor
                    1987 between Ford Motor Credit         Credit Company Current Report on Form
                    Company and Continental Bank,          8-K dated December 10, 1990 and
                    National Association relating to       incorporated herein by reference.
                    Debt Securities.                       File No. 1-6368.

Exhibit 4-D         Indenture dated as of August 1,        Filed as Exhibit 4-A to Ford Motor
                    1994 between Ford Motor Credit         Credit Company Registration Statement
                    Company and First Fidelity Bank,       No. 33-55237.
                    National Association relating to
                    Debt Securities.

Exhibit 10-J        Copy of Amended and Restated           Filed as Exhibit 10-J to Ford Motor
                    Profit Maintenance Agreement           Credit Company Report on Form 10-K
                    dated as of July 1, 1993 between       for the year ended December 31, 1993
                    Ford Motor Credit Company and          and incorporated herein by reference.
                    Ford Motor Company.                    File No. 1-6368.

Exhibit 10-X        Copy of Agreement dated as of          Filed as Exhibit 10-X to Ford Motor
                    February 1, 1980 between Ford          Credit Company Report on Form 10-K
                    Motor Company and Ford Motor           for the year ended December 31, 1980
                    Credit Company.                        and incorporated herein by reference.
                                                           File No. 1-6368.
Exhibit 12-A        Calculation of Ratio of Earnings       Filed with this Report.
                    to Fixed Charges of Ford Credit.

Exhibit 12-B        Calculation of Ratio of Earnings       Filed with this Report.
                    to Combined Fixed Charges and
                    Preferred Stock Dividends to
                    Ford.
Exhibit 23          Consent of Independent                 Filed with this Report.
                    Accountants.

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

(b) Reports on Form 8-K

     Ford Credit filed the following Reports on Form 8-K during the quarter ended December 31, 1995, none of which contained financial statements:

                            DATE OF REPORT                                 ITEM
        -------------------------------------------------------   ----------------------
        October 5, 1995........................................   Item 5 -- Other Events
        October 10, 1995.......................................   Item 5 -- Other Events
        October 17, 1995.......................................   Item 5 -- Other Events
        October 24, 1995.......................................   Item 5 -- Other Events
        November 6, 1995.......................................   Item 5 -- Other Events
        November 27, 1995......................................   Item 5 -- Other Events
        December 7, 1995.......................................   Item 5 -- Other Events
        December 14, 1995......................................   Item 5 -- Other Events

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ford Motor Credit Company

                                          By           WILLIAM E. ODOM*
                                            ------------------------------------
                                             (William E. Odom, Chairman of the
                                                     Board of Directors)

                                          Date: March 21, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              SIGNATURE                                TITLE                        DATE
-------------------------------------  --------------------------------------  ---------------
          WILLIAM E. ODOM*             Chairman of the Board of Directors and   March 21, 1996
-------------------------------------  Director (principal executive officer)
          (William E. Odom)

         KENNETH J. COATES*            Director and Executive Vice President    March 21, 1996
-------------------------------------  -- Finance (principal financial
         (Kenneth J. Coates)           officer)

         TERRENCE F. MARRS*            Controller (principal accounting         March 21, 1996
-------------------------------------  officer)
         (Terrence F. Marrs)

          JOHN G. CLISSOLD*            Director                                 March 21, 1996
-------------------------------------
         (John G. Clissold)

          EDSEL B. FORD II*            Director                                 March 21, 1996
-------------------------------------
         (Edsel B. Ford II)

         DAVID N. MCCAMMON*            Director                                 March 21, 1996
-------------------------------------
         (David N. McCammon)

          GREGORY C. SMITH*            Director                                 March 21, 1996
-------------------------------------
         (Gregory C. Smith)

          KENNETH WHIPPLE*             Director                                 March 21, 1996
-------------------------------------
          (Kenneth Whipple)

*By          HURLEY D. SMITH
-------------------------------------
 (Hurley D. Smith, Attorney-in-Fact)

                         INDEX TO FINANCIAL STATEMENTS

Ford Motor Credit Company and Subsidiaries
Report of Independent Accountants....................................................    FC-1
Consolidated Statement of Income and of Earnings Retained for Use in the Business....    FC-2
Consolidated Balance Sheet...........................................................    FC-3
Consolidated Statement of Cash Flows.................................................    FC-4
Notes to Financial Statements........................................................    FC-5

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:

     We have audited the consolidated balance sheets of Ford Motor Credit Company and Subsidiaries at December 31, 1995 and 1994, and the related consolidated statements of income and of earnings retained for use in the business and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Motor Credit Company and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.
Detroit, Michigan
January 26, 1996

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF INCOME AND OF EARNINGS
                        RETAINED FOR USE IN THE BUSINESS
                                 (IN MILLIONS)

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1995         1994         1993
                                                                ---------    ---------    --------
Financing revenue
  Operating leases...........................................   $ 7,018.4    $ 5,343.2    $3,602.6
  Retail.....................................................     3,605.6      3,231.5     3,305.2
  Wholesale..................................................     1,407.7        964.8       679.6
  Diversified................................................       152.2        119.8       143.9
  Other......................................................       332.5        267.6       221.1
                                                                  -------      -------      ------
     Total financing revenue.................................    12,516.4      9,926.9     7,952.4
Investment and other income..................................       593.7        462.4       386.0
                                                                  -------      -------      ------
     Total revenue...........................................    13,110.1     10,389.3     8,338.4
Expenses
  Depreciation on operating leases...........................     5,040.9      3,910.0     2,675.7
  Interest expense...........................................     4,957.2      3,540.8     2,919.3
  Operating expenses.........................................       984.2        925.4       796.5
  Provision for credit losses................................       437.9        246.5       270.2
                                                                  -------      -------      ------
     Total expenses..........................................    11,420.2      8,622.7     6,661.7
                                                                  -------      -------      ------
Equity in net income of affiliated companies.................       255.4        232.5       198.3
                                                                  -------      -------      ------
Income before income taxes...................................     1,945.3      1,999.1     1,875.0
Provision for income taxes...................................       535.9        675.7       673.3
                                                                  -------      -------      ------
Income before minority interest..............................     1,409.4      1,323.4     1,201.7
Minority interest in net income of subsidiaries..............        14.2         10.7         7.9
                                                                  -------      -------      ------
Net income...................................................     1,395.2      1,312.7     1,193.8
Earnings retained for use in the business
  Beginning of year..........................................     5,848.6      4,899.9     3,956.1
  Cash dividends.............................................      (600.0)      (364.0)     (250.0)
                                                                  -------      -------      ------
     End of year.............................................   $ 6,643.8    $ 5,848.6    $4,899.9
                                                                  =======      =======      ======

          The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                               DECEMBER 31
                                                                          ----------------------
                                                                            1995         1994
                                                                          ---------    ---------
ASSETS
  Cash and cash equivalents............................................   $ 1,355.9    $   292.0
  Investments in securities............................................     1,914.1      1,596.3
  Finance receivables, net.............................................    61,043.8     56,946.5
  Net investment, operating leases.....................................    24,810.8     19,993.9
  Notes and accounts receivable from affiliated companies..............       420.7        250.3
  Equity in net assets of affiliated companies.........................     1,728.0      1,346.5
  Other assets.........................................................     3,293.4      2,799.0
                                                                          ---------    ---------
            Total assets...............................................   $94,566.7    $83,224.5
                                                                          =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Liabilities
     Accounts payable
       Trade, customer deposits, and dealer reserves...................   $ 1,579.4    $ 1,326.5
       Affiliated companies............................................       608.7        496.0
                                                                          ---------    ---------
            Total accounts payable.....................................     2,188.1      1,822.5
     Debt..............................................................    79,167.1     70,440.4
     Deferred income taxes.............................................     3,027.0      2,405.9
     Other liabilities and deferred income.............................     1,913.6      1,495.6
                                                                          ---------    ---------
            Total liabilities..........................................    86,295.8     76,164.4
  Minority interest in net assets of subsidiaries......................       717.2        397.5
  Stockholder's Equity
     Capital stock, par value $100 a share, 250,000 shares authorized,
      issued and outstanding...........................................        25.0         25.0
     Paid-in surplus (contributions by stockholder)....................       917.3        917.3
     Unrealized gain/(loss) on investments in securities available for
      sale, net of taxes...............................................        30.9        (70.0)
     Foreign currency translation adjustments..........................       (63.3)       (58.3)
     Earnings retained for use in the business.........................     6,643.8      5,848.6
                                                                          ---------    ---------
            Total stockholder's equity.................................     7,553.7      6,662.6
                                                                          ---------    ---------
            Total liabilities and stockholder's equity.................   $94,566.7    $83,224.5
                                                                          =========    =========

          The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1995           1994           1993
                                                          ----------     ----------     ----------
Cash flows from operating activities
  Net income...........................................   $  1,395.2     $  1,312.7     $  1,193.8
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Provision for credit losses.......................        437.9          246.5          270.2
     Depreciation and amortization.....................      5,087.7        3,969.4        2,745.8
     Gain on sales of finance receivables..............        (69.2)         (11.4)         (92.5)
     Equity in net income of affiliates................       (255.4)        (232.5)        (198.3)
     Deferred income taxes.............................        613.9          349.3          565.3
     Changes in the following items
       Other assets....................................       (582.3)        (186.6)        (327.0)
       Other liabilities...............................        594.9          625.4          229.1
     Other.............................................        211.8          (23.4)          27.4
                                                          ----------     ----------     ----------
          Net cash provided by operating activities....      7,434.5        6,049.4        4,413.8
                                                          ----------     ----------     ----------
Cash flows from investing activities
  Purchase of finance receivables (other than
     wholesale)........................................    (29,694.3)     (29,666.3)     (27,191.3)
  Collection of finance receivables (other than
     wholesale)........................................     23,608.1       24,797.4       21,341.6
  Net change in wholesale receivables..................     (2,254.9)      (4,550.4)      (1,641.6)
  Proceeds from sales of finance receivables and
     operating leases..................................      4,360.3        3,105.1        2,521.3
  Purchase of operating lease vehicles.................    (17,136.6)     (14,842.5)      (9,908.0)
  Liquidation of operating lease vehicles..............      6,704.5        3,448.9        2,317.8
  Other................................................       (347.7)        (484.6)          53.9
                                                          ----------     ----------     ----------
          Net cash used in investing activities........    (14,760.6)     (18,192.4)     (12,506.3)
                                                          ----------     ----------     ----------
Cash flows from financing activities
  Proceeds from issuance of long-term debt.............     11,805.7       10,721.1       12,934.9
  Principal payments on long-term debt.................     (5,185.7)      (8,035.7)      (6,326.2)
  Change in short-term debt, net.......................      2,028.5        8,898.0        2,568.4
  Cash dividends paid..................................       (600.0)        (364.0)        (250.0)
  Other................................................        338.8          225.4         (132.8)
                                                          ----------     ----------     ----------
          Net cash provided by financing activities....      8,387.3       11,444.8        8,794.3
Effect of exchange rate changes on cash and cash
  equivalents..........................................          2.7           (2.1)          (4.5)
                                                          ----------     ----------     ----------
          Net change in cash and cash equivalents......      1,063.9         (700.3)         697.3
Cash and cash equivalents, beginning of year...........        292.0          992.3          295.0
                                                          ----------     ----------     ----------
Cash and cash equivalents, end of year.................   $  1,355.9     $    292.0     $    992.3
                                                          ==========     ==========     ==========
Supplementary cash flow information
  Interest paid........................................   $  4,676.0     $  3,494.2     $  2,871.6
  Taxes paid...........................................         66.0          341.2          101.2

          The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Ford Motor Credit Company ("Ford Credit") and its majority owned domestic and foreign subsidiaries and joint ventures. Use of estimates as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Affiliates that are 20-50 percent owned, principally Ford Holdings, Inc. ("Ford Holdings"), are included in the consolidated financial statements on an equity basis. Ford Credit is a wholly owned subsidiary of Ford Motor Company ("Ford").

NATURE OF OPERATIONS

     Ford Credit, its subsidiaries and affiliates operate in two industry segments -- financing and insurance. Financing operations primarily consist of: the purchase from franchised Ford vehicle dealers of retail installment sale contracts and retail leases; wholesale financing and capital loans to franchised Ford vehicle dealers and other franchises associated with such dealers; loans to vehicle leasing companies; and diversified financing. In addition, wholly owned subsidiaries of Ford Credit provide these financing services in the United States and Canada to other vehicle dealers. Insurance operations conducted through Ford Credit's equity investment in Ford Holdings consist of: single premium deferred annuities; property and casualty insurance relating to extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers; credit life and credit disability insurance for retail purchasers of vehicles and equipment; and physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit and its subsidiaries. See also Note 3 for information regarding Ford Credit's ownership changes of Ford Holdings.

     Ford Credit, through certain of its subsidiaries and joint ventures, operates in several foreign countries, the most significant of which are Canada, Australia, and Mexico.

REVENUE RECOGNITION

     Revenue from finance receivables is recognized using the interest (actuarial) method. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. The recognition of revenue on loans is discontinued at the time a loan is determined to be impaired. Any amounts collected are recognized first as a reduction of principal. Subsequent amounts collected are treated as a recovery.

     Agreements with Ford and other affiliates provide for interest supplements and other support payments to Ford Credit on certain financing and leasing transactions. These payments are recognized as income over the period that the related finance receivables and leases are outstanding.

SALE OF RECEIVABLES

     Ford Credit periodically sells finance receivables through special purpose subsidiaries, retains the servicing rights, and is paid a servicing fee. The estimated fair value of the excess servicing fee is recorded as an asset at the date of sale and is accounted for as an adjustment to the sales price of the sold receivables.

     Estimated gains or losses from the sale of finance receivables are recognized in the period in which the sale occurs. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale (see Note 7).

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 1. ACCOUNTING POLICIES -- CONTINUED
     Normal servicing fees are earned as collected over the remaining term of the related sold finance receivables. The excess servicing asset is amortized over the term of the sold receivables using the interest method.

DEPRECIATION

     Depreciation expense on operating leases is provided on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Gains or losses upon disposal and adjustments to reflect impairment of the vehicle's residual value are also included in depreciation expense.

ALLOWANCE FOR CREDIT LOSSES

     An allowance for estimated credit losses is established for impaired loans based on the provisions of Statement of Financial Accounting Standards No. 114 ("SFAS 114"). Additional amounts are provided as required based on historical experience and other factors that affect collectibility. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Collateral held for resale included in other assets is carried at its estimated fair value at the date of repossession net of estimated disposal costs. Any difference between the estimated fair value of the investment in the receivable or lease and the actual sales price of the underlying collateral is charged to the allowance for credit losses. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

DERIVATIVE FINANCIAL INSTRUMENTS

     Ford Credit has entered into agreements to manage exposures to fluctuations in interest rates and foreign exchange. These agreements are used to hedge exposure created by the difference in maturities of funding sources versus the average maturities of finance receivables and operating leases and to hedge debt denominated in foreign currencies. All such instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of derivatives for speculative purposes.

     Interest rate swap agreements are used to manage the effects of interest rate fluctuations. The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the original agreement.

     Foreign currency swap agreements are used to manage foreign exchange exposure. The differential paid or received on currency swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on the foreign currency swap agreements are recognized during the period of the related transactions.

FOREIGN CURRENCY TRANSLATION

     Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates with the effects of these translation adjustments being reported in a separate component of stockholder's equity. The change in this account results from translation adjustments recorded during the year.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 1. ACCOUNTING POLICIES -- CONTINUED
CASH EQUIVALENTS

     Ford Credit considers investments purchased with a maturity of three months or less to be cash equivalents.

FINANCIAL STATEMENT RECLASSIFICATIONS

     Certain amounts in prior years financial statements have been reclassified to conform with current year presentation.

IMPAIRMENT OF LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES

     Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995. The standard is required to be adopted effective January 1, 1996. The effect of adopting SFAS 121 is not expected to be material.

NOTE 2. MARKETABLE AND OTHER SECURITIES

     Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, in a separate component of stockholder's equity. At December 31, 1995 and 1994, the amount reported in stockholder's equity includes Ford Credit's equity interest in Ford Holdings' investment portfolio. Held-to-maturity securities are recorded at amortized cost. Equity securities which do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

     The fair value of substantially all securities was estimated based on quoted market prices for those securities. For securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market. Investments in securities at December 31, 1995 were as follows:

                                                                        GROSS       ESTIMATED     MEMO:
                                                         AMORTIZED    UNREALIZED      FAIR         BOOK
                                                           COST         GAINS         VALUE       VALUE
                                                         ---------    ----------    ---------    --------
                                                                          (IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by the U.S. government and
  agencies............................................   $    9.1       $  0.1      $     9.2    $    9.2
HELD-TO-MATURITY SECURITIES
Municipal securities..................................    1,041.6         57.6        1,099.2     1,041.6
Corporate debt securities.............................       47.9          1.8           49.7        47.9
                                                         --------       ------      ---------    --------
  Total held-to-maturity securities...................    1,089.5         59.4        1,148.9     1,089.5
                                                         --------       ------      ---------    --------
  Total investments in securities with readily
     determinable fair values.........................    1,098.6         59.5        1,158.1     1,098.7
Other non-marketable equity securities................      815.4           --          815.4       815.4
                                                         --------       ------      ---------    --------
  Total investments in securities.....................   $1,914.0       $ 59.5      $ 1,973.5    $1,914.1
                                                         ========       ======      =========    ========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 2. MARKETABLE AND OTHER SECURITIES -- CONTINUED
     Investments in securities at December 31, 1994 were as follows:

                                                                        GROSS       ESTIMATED     MEMO:
                                                         AMORTIZED    UNREALIZED      FAIR         BOOK
                                                           COST         LOSSES        VALUE       VALUE
                                                         ---------    ----------    ---------    --------
                                                                          (IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by the U.S. government and
  agencies............................................   $    4.8        $ --       $     4.8    $    4.8
HELD-TO-MATURITY SECURITIES
Municipal securities..................................      687.5         5.7           681.8       687.5
Corporate debt securities.............................       52.1         0.4            51.7        52.1
Redeemable preferred stock............................       40.0         0.1            39.9        40.0
                                                         --------        ----       ---------    --------
     Total held-to-maturity securities................      779.6         6.2           773.4       779.6
                                                         --------        ----       ---------    --------
     Total investments in securities with readily
       determinable fair values.......................      784.4         6.2           778.2       784.4
                                                         --------        ----       ---------    --------
Other non-marketable equity securities................      811.9          --           811.9       811.9
                                                         --------        ----       ---------    --------
     Total investments in securities..................   $1,596.3        $6.2       $ 1,590.1    $1,596.3
                                                         ========        ====       =========    ========

     The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1995, by contractual maturity, were as follows:

                                           AVAILABLE-FOR-SALE                    HELD-TO-MATURITY
                                     -------------------------------    ----------------------------------
                                                  ESTIMATED    MEMO:                 ESTIMATED     MEMO:
                                     AMORTIZED      FAIR       BOOK     AMORTIZED      FAIR         BOOK
                                       COST         VALUE      VALUE      COST         VALUE       VALUE
                                     ---------    ---------    -----    ---------    ---------    --------
                                                                 (IN MILLIONS)
Due in one year or less...........     $  --        $  --      $ --     $   39.9     $    39.9    $   39.9
Due after one year through five
  years...........................       7.4          7.5       7.5        164.9         164.9       164.9
Due after five years through ten
  years...........................       1.7          1.7       1.7        884.7         944.1       884.7
                                       -----       ---- -      ----     --------     ---------    --------
                                       $ 9.1        $ 9.2      $9.2     $1,089.5     $ 1,148.9    $1,089.5
                                       =====        =====      ====     ========     =========    ========

     Proceeds from sales of available-for-sale securities were $76.4 million and $74.2 million in 1995 and 1994, respectively. Gross realized gains and losses for the years 1995 and 1994 were not material.

NOTE 3. EQUITY INVESTMENT IN FORD HOLDINGS

     Ford Holdings is a holding company owned by Ford Credit and Ford, the primary activities of which consist of consumer and commercial financing operations, insurance underwriting, and equipment leasing. These activities are conducted through Ford Holdings' wholly owned subsidiaries, The American Road Insurance Company ("TARIC") and USL Capital Corporation ("USL Capital"), and through the subsidiaries of Ford FSG, Inc. ("FFSGI"), a holding company owned by Ford and Ford Holdings, the primary subsidiaries of which are Associates First Capital Corporation and Ford Credit Europe.

     During 1995, TARIC agreed to sell its annuity business to SunAmerica, Inc. for $172.5 million. The sale is expected to be completed in early 1996. TARIC recognized a one-time charge to earnings in the fourth quarter related to the sale. The charge was not material to Ford Holdings' 1995 financial results.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 3. EQUITY INVESTMENT IN FORD HOLDINGS -- CONTINUED
     In addition, Ford Motor Company previously announced that it is reviewing possible strategic actions with respect to its Financial Services Group which could include the partial or complete sale of USL Capital. Any such sale could include all or a portion of Ford Credit's diversified assets, which total about $3.3 billion, managed by USL Capital.

     At December 31, 1995 and 1994, Ford Credit owned 45% of Ford Holdings' common stock. This represented 45% of the voting power in Ford Holdings at December 31, 1995 and 33.8% of the voting power at December 31, 1994. Ford owns the remaining common stock in Ford Holdings, representing 55% and 41.2% of the voting power at December 31, 1995 and December 31, 1994, respectively. The increase in voting power in 1995 resulted from a merger between Ford Holdings and Ford Holdings Capital Corporation, effective December 31, 1995, which resulted in the cash out of all of the outstanding voting preferred stock of Ford Holdings.

     Condensed financial information of Ford Holdings as of December 31 was as follows:

                                                                 1995         1994         1993
                                                               ---------    ---------    ---------
                                                                          (IN MILLIONS)
INCOME STATEMENT
  Revenue...................................................   $ 7,047.4    $ 5,880.5    $ 5,291.8
  Income before income taxes................................     1,107.1        940.5        830.6
  Net income................................................       690.0        609.3        511.4
  Preferred stock dividend requirements.....................       129.8         97.5         74.9
  Income available for common stockholders..................       560.2        511.8        436.5
BALANCE SHEET
  Assets
     Cash and investments in securities.....................   $ 2,508.2    $ 5,947.0    $ 5,100.7
     Finance receivables, net...............................     1,478.3     29,361.7     24,376.6
     Investment in Ford FSG, Inc. ..........................     3,390.0           --           --
     Accounts receivable (including affiliated companies)
       and other assets.....................................     7,743.0      9,064.5      9,121.5
                                                               ---------    ---------    ---------
       Total assets.........................................   $15,119.5    $44,373.2    $38,598.8
                                                               =========    =========    =========
  Liabilities
     Accounts payable (including affiliated companies) and
       other liabilities....................................   $ 3,756.1    $ 5,537.8    $ 4,738.3
     Debt payable within one year...........................     2,248.0     16,054.9     13,802.1
     Long-term debt.........................................     4,486.8     17,765.1     15,767.7
                                                               ---------    ---------    ---------
       Total liabilities....................................    10,490.9     39,357.8     34,308.1
  Stockholders' equity......................................     4,628.6      5,015.4      4,290.7
                                                               ---------    ---------    ---------
       Total liabilities and stockholders' equity...........   $15,119.5    $44,373.2    $38,598.8
                                                               =========    =========    =========

     Ford Credit's equity in the net assets of Ford Holdings at December 31, 1995 and 1994 was $1,697 million and $1,342 million, respectively.

REORGANIZATION

     In the Fourth Quarter of 1995, as part of a reorganization of Ford's Financial Services Group, a merger between Ford Holdings and Ford Holdings Capital Corporation resulted in the cash out of all of the outstanding voting preferred stock of Ford Holdings (totaling about $2 billion). Ford Holdings funded the

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 3. EQUITY INVESTMENT IN FORD HOLDINGS -- CONTINUED cash out of the voting preferred stock primarily with bank loans. As a result, the common stock of Ford Holdings, which is owned by Ford and Ford Credit, is the only class of voting stock outstanding at December 31, 1995. In the Fourth Quarter 1995, Ford Holdings also contributed its ownership interest in Associates First Capital Corporation to FFSGI in exchange for 100% of the common stock of FFSGI and the assumption by FFSGI of certain debt of FHI. Thereafter, Ford contributed to FFSGI all of its interest in Ford Credit Europe plc ("FCE"), a public limited company incorporated under the laws of England. In exchange for Ford's contribution of its interest in FCE to FFSGI, Ford received a class of common stock in FFSGI that has controlling voting power of FFSGI but otherwise is equal to all other common stock of FFSGI as to the payment of dividends, etc.

     In 1996, it is expected that all or substantially all of Ford Credit's interest in Ford Holdings will be redeemed for ownership of TARIC, cash, and notes estimated to be approximately $3 billion. The actual amounts will be based on a valuation of Ford Holdings at the redemption date.

     Assuming the redemption had taken place on January 1, 1995, unaudited pro forma net income would have been lower by approximately $136 million in 1995. The pro forma effect of this transaction on Ford Credit's balance sheet would not have been material. The pro forma results are not necessarily indicative of future operating results or the results that might have occurred had the transaction taken place on January 1, 1995.

NOTE 4. FINANCE RECEIVABLES

     Finance receivables at December 31 were as follows:

                                                                            1995         1994
                                                                          ---------    ---------
                                                                              (IN MILLIONS)
Retail.................................................................   $43,773.2    $40,566.6
Wholesale..............................................................    16,506.9     15,252.9
Diversified............................................................     2,736.8      2,738.2
Other..................................................................     4,630.6      4,263.8
                                                                          ---------    ---------
              Total finance receivables................................    67,647.5     62,821.5
     Add:     Loan origination costs, net..............................       220.5        155.6
     Less:    Unearned income..........................................    (6,155.1)    (5,371.0)
              Allowance for credit losses..............................      (669.1)      (659.6)
                                                                          ---------    ---------
              Finance receivables, net.................................   $61,043.8    $56,946.5
                                                                          =========    =========

     Included in finance receivables is a total of $1.3 billion owed by three customers with the largest receivable balances. During 1995 and 1994, Ford Credit issued irrevocable standby letters of credit in the amount of $267 million and $295 million, respectively, on behalf of one of these customers. A major portion of these amounts are guaranteed by Ford.

     Ford Credit periodically sells finance receivables under agreements which contain recourse provisions. Reserves for estimated losses under the recourse provisions are provided at the time of the sales based principally on historical loss experience. Ford Credit continues to service the sold receivables for a fee. Ford Credit's servicing portfolio relating to these finance receivables sales amounted to $9.2 billion and $8.1 billion at December 31, 1995 and 1994, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 4. FINANCE RECEIVABLES -- CONTINUED
     The maturities of finance receivables outstanding at December 31, 1995 were as follows:

                                             DUE IN YEAR ENDING DECEMBER 31,         DUE
                                            ----------------------------------      AFTER
                                              1996         1997         1998        1998         TOTAL
                                            ---------    ---------    --------    ---------    ---------
Retail...................................   $16,771.8    $11,844.2    $8,639.0    $ 6,518.2    $43,773.2
Wholesale................................    15,968.5        275.9       218.4         44.1     16,506.9
Diversified..............................       155.0        142.4       118.3      2,321.1      2,736.8
Other....................................     2,913.2        147.7       146.6      1,423.1      4,630.6
                                            ---------    ---------    --------    ---------    ---------
     Total...............................   $35,808.5    $12,410.2    $9,122.3    $10,306.5    $67,647.5
                                            =========    =========    ========    =========    =========

     It is Ford Credit's experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

     Installments, including interest, past-due 60 days or more and the aggregate receivable balances related to such past-due installments were as follows:

                                                           DECEMBER 31, 1995           DECEMBER 31, 1994
                                                        ------------------------    ------------------------
                                                        INSTALLMENTS    BALANCES    INSTALLMENTS    BALANCES
                                                        ------------    --------    ------------    --------
                                                                           (IN MILLIONS)
Retail...............................................      $ 65.4        $282.7        $ 26.7        $183.0
Diversified..........................................          --           0.2           5.4           8.0
Other................................................        10.3          38.4           1.0           6.9
                                                           ------        ------        ------        ------
       Total.........................................      $ 75.7        $321.3        $ 33.1        $197.9
                                                           ======        ======        ======        ======

     Included in retail and diversified receivables are investments in direct financing and leveraged leases related to the leasing of motor vehicles and various types of transportation and other equipment:

                                                                              1995        1994
                                                                            --------    --------
                                                                               (IN MILLIONS)
Investment in direct financing leases
  Minimum lease rentals..................................................   $1,735.5    $1,843.7
  Estimated residual values..............................................    1,315.0     1,420.3
  Lease origination costs................................................       13.1         7.1
     Less: Unearned income...............................................     (456.7)     (467.6)
           Allowance for credit losses...................................      (43.1)      (43.5)
                                                                            --------    --------
       Net investment in direct financing leases.........................   $2,563.8    $2,760.0
                                                                            ========    ========

     Minimum direct financing lease rentals (including executory costs of $26.4 million) for each of the five succeeding years are as follows (in millions):
1996 -- $704.8; 1997 -- $526.5; 1998 -- $319.9; 1999 -- $174.9; 2000 -- $6.7;
thereafter -- $29.1.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 4. FINANCE RECEIVABLES -- CONTINUED

                                                                            1995         1994
                                                                          ---------    ---------
                                                                              (IN MILLIONS)
Investment in leveraged leases
  Rentals receivable (net of principal and interest on nonrecourse
     debt).............................................................   $ 1,540.0    $ 1,491.9
  Estimated residual values............................................       564.6        543.1
  Lease origination costs..............................................         3.0          3.5
     Less: Unearned income.............................................      (445.9)      (427.7)
          Allowance for credit losses..................................       (19.2)       (22.8)
                                                                          ---------    ---------
          Investment in leveraged leases...............................     1,642.5      1,588.0
     Less deferred income taxes arising from leveraged leases..........    (1,490.1)    (1,427.8)
                                                                          ---------    ---------
       Net investment in leveraged leases..............................   $   152.4    $   160.2
                                                                          =========    =========

NOTE 5. NET INVESTMENT, OPERATING LEASES

     Operating leases at December 31 were as follows:

                                                                            1995         1994
                                                                          ---------    ---------
                                                                              (IN MILLIONS)
Investment in operating leases
  Vehicles and other equipment, at cost................................   $30,448.4    $24,817.8
  Lease origination costs..............................................        44.4         34.9
     Less: Accumulated depreciation....................................    (5,423.8)    (4,602.9)
          Allowance for credit losses..................................      (258.2)      (255.9)
                                                                          ---------    ---------
       Net investment in operating leases..............................   $24,810.8    $19,993.9
                                                                          =========    =========

     Future minimum rentals on operating leases are as follows (in millions):
1996 - $5,574.3; 1997 - $2,188.3; 1998 - $162.2; 1999 - $1.0.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

     Following is an analysis of the allowance for credit losses relating to finance receivables and operating leases for the past three years:

                                                                     1995       1994       1993
                                                                    -------    -------    -------
                                                                            (IN MILLIONS)
Balance, beginning of year.......................................   $ 915.5    $ 915.5    $ 915.5
  Additions......................................................     437.9      246.5      270.2
  Deductions
     Losses......................................................     557.0      377.8      391.8
     Recoveries..................................................    (163.1)    (149.1)    (163.4)
                                                                    -------    -------    -------
       Net losses................................................     393.9      228.7      228.4
     Other changes, principally amounts relating to finance
       receivables and operating leases sold.....................      32.2       17.8       41.8
                                                                    -------    -------    -------
       Net deductions............................................     426.1      246.5      270.2
                                                                    -------    -------    -------
Balance, end of year.............................................   $ 927.3    $ 915.5    $ 915.5
                                                                    =======    =======    =======

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," was issued in May 1993 and amended in October 1994 by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The Standards apply to loans individually evaluated and do not apply to small dollar homogeneous loans, such as retail finance receivables, which are evaluated collectively based on historical experience. The Standards require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The company adopted these standards as of January 1, 1995 and the effect was not material. The amount of impaired loans outstanding at December 31, 1995 and the average recorded investment in impaired loans during the year was immaterial. Additionally, the amount included in the allowance for credit losses at December 31, 1995 pertaining to impaired loans is not material.

NOTE 7. OTHER ASSETS

     Other assets consist of:

                                                                                DECEMBER 31
                                                                            --------------------
                                                                              1995        1994
                                                                            --------    --------
                                                                               (IN MILLIONS)
Investment in used vehicles held for resale, at estimated fair value.....   $1,199.3    $1,269.0
Retained interest in sold receivables....................................    1,062.7       895.2
Deferred charges and other assets........................................      602.3       254.0
Collateral held for resale...............................................      340.7       297.3
Property and equipment, net of accumulated depreciation of $55.7 in 1995
  and $49.9 in 1994......................................................       88.4        83.5
                                                                            --------    --------
     Total...............................................................   $3,293.4    $2,799.0
                                                                            ========    ========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 8. DEBT

     Debt at December 31 was as follows:

                                                              WEIGHTED
                                                             AVERAGE(A)
                                                           INTEREST RATES          BOOK VALUE
                                                           --------------    ----------------------
                                                           1995     1994       1995         1994
                                                           -----    -----    ---------    ---------
                                                                        (IN MILLIONS)
PAYABLE WITHIN ONE YEAR
  Commercial paper(B)...................................                     $34,978.3    $33,228.9
  Other short-term debt(C)..............................                       1,523.1      1,136.0
                                                                             ---------    ---------
       Total short-term debt............................   5.87%    5.90%     36,501.4     34,364.9
  Senior notes payable within one year..................   7.69%    7.79%      6,626.9      4,712.7
                                                                             ---------    ---------
       Total payable within one year....................   6.15%    6.13%     43,128.3     39,077.6
                                                                             ---------    ---------
PAYABLE AFTER ONE YEAR
  Unsecured senior indebtedness
     Notes(D)...........................................   6.90%    7.02%     36,003.6     31,411.2
     Debentures.........................................   2.04%       --         29.1           --
     Unamortized premium/(discount).....................                           6.1        (48.4)
                                                                             ---------    ---------
       Total payable after one year(B)..................                      36,038.8     31,362.8
                                                                             ---------    ---------
       Total debt.......................................   6.49%    6.53%    $79,167.1    $70,440.4
                                                                             =========    =========

-------------------------
(A)  Excludes the effect of interest rate swap agreements.

(B) The average remaining maturities of commercial paper was 29 days at December 31, 1995 and 27 days at December 31, 1994. Unsecured senior notes and debentures mature at various dates through 2048. Maturities for the next five years are as follows (in millions): 1996 - $6,626.9; 1997 - $6,939.2; 1998 - $8,477.7; 1999 - $6,876.6; 2000 - $6,544.4; thereafter -
     $7,194.8.

(C) Includes $35.9 million and $0 with an affiliated company at December 31, 1995 and 1994.

(D) Includes $1,174.4 million and $0 with affiliated companies at December 31, 1995 and 1994.

     Debt payable after one year at December 31, 1995 and 1994 included obligations of $24,620.3 million and $21,158.4 million, respectively, with fixed interest rates and $11,418.5 million and $10,204.4 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates).

     Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The agreements had no material effect on the overall weighted-average interest rate on total debt as of December 31, 1995 and decreased the overall weighted-average interest rate on total debt to 6.17% from 6.53% as of December 31, 1994. The agreements decreased the long-term obligations subject to variable interest rates as of December 31, 1995 and 1994 to $8,607.7 and $6,857.4 million, respectively. In addition, the agreements decreased the Company's overall weighted-average effective interest rates for full year 1995 from 6.68% to 6.55% and full year 1994 from 5.82% to 5.51%. The effect of these agreements is to reduce the effect of interest rate changes on profitability. Approximately 27% of Ford Credit's interest rate swaps mature in 1996 and approximately 89% mature by 2000.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 8. DEBT -- CONTINUED
     Debt at December 31 included obligations payable in foreign currencies and translated to U.S. dollars as follows:

                                                                         DECEMBER 31
                                                                     --------------------
                                                                       1995        1994
                                                                     --------    --------
                                                                        (IN MILLIONS)
        Canadian dollar...........................................   $4,099.8    $3,451.4
        Australian dollar.........................................    1,416.8     1,192.8
        Japanese yen..............................................    1,726.4       655.1
        German deutsche mark......................................      139.7       257.9
        Luxembourg franc..........................................       68.0       125.5
        Italian lira..............................................       31.5       123.0
        European currency unit....................................      160.2       153.3
        Swiss franc...............................................      108.7        95.3
        Netherlands guilder.......................................      124.8          --
        Indonesian rupiah.........................................       32.3          --
        Mexican peso..............................................      116.8          --

     Certain of these obligations are denominated in currencies other than the currency of the country of the issuer. Foreign currency swap agreements are used to hedge exposure to changes in exchange rates of such obligations. These obligations are translated to U.S. dollars in the financial statements at the year-end rates of exchange.

NOTE 9. SUPPORT FACILITIES

     Support facilities represent additional sources of funds, if required. At December 31, 1995, Ford Credit had approximately $27.4 billion of contractually committed facilities for use which included $7.6 billion of Ford bank lines that may be used by Ford Credit at Ford's option. These facilities have various maturity dates through June 2000. The entire $27.4 billion may be used, at Ford Credit's option, by its subsidiaries in Canada, Australia, Mexico, Japan, and Puerto Rico. Any such borrowing will be guaranteed by Ford Credit.

NOTE 10. INCOME TAXES

     Ford Credit and certain of its domestic subsidiaries join Ford in filing consolidated United States federal and state income tax returns. Pursuant to an arrangement with Ford, United States income tax liabilities or credits are allocated to Ford Credit in accordance with the contribution of Ford Credit and its subsidiaries to Ford's consolidated tax position.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 10. INCOME TAXES -- CONTINUED
     The provision for income taxes was estimated as follows:

                                                            1995        1994        1993
                                                           ------      ------      ------
                                                                   (IN MILLIONS)
        Currently (refundable)/payable
          U.S. federal................................     $(45.0)     $286.4      $ 30.8
          Foreign.....................................       22.3        41.9        33.0
          State and local.............................      (29.7)        1.5        39.7
                                                           ------      ------      ------
             Total currently (refundable)/payable.....      (52.4)      329.8       103.5
        Deferred tax liability/(benefit)
          U.S. federal................................      490.0       327.9       518.0
          Foreign.....................................        5.5        (6.6)       (6.5)
          State and local.............................       92.8        24.6        58.3
                                                           ------      ------      ------
             Total deferred...........................      588.3       345.9       569.8
                                                           ------      ------      ------
             Total provision..........................     $535.9      $675.7      $673.3
                                                           ======      ======      ======

     A reconciliation of the provision for income taxes as a percentage of income before income taxes, excluding equity in net income of affiliated companies and minority interest in net income of subsidiaries, with the United States statutory tax rate for the last three years is shown below:

                                                               1995       1994       1993
                                                               ----       ----       ----
        U.S. statutory tax rate..........................      35.0%      35.0%      35.0%
        Effect of (in percentage points)
          State and local income taxes...................       2.4        2.4        3.6
          U.S. taxes attributable to foreign source
             income......................................      (2.4)       1.9        0.1
          Investment income not subject to tax or subject
             to tax at reduced rates.....................      (1.6)      (0.9)      (1.0)
          Rate adjustments on deferred taxes.............        --       (1.7)       1.9
          Other..........................................      (1.4)       1.8        0.7
                                                               ----       ----       ----
        Effective tax rate...............................      32.0%      38.5%      40.3%
                                                               ====       ====       ====

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 10. INCOME TAXES -- CONTINUED
     Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of December 31 were as follows:

                                                                              1995        1994
                                                                            --------    --------
                                                                               (IN MILLIONS)
DEFERRED TAX LIABILITIES
Leasing transactions.....................................................   $3,392.1    $2,851.8
Purchased tax benefits...................................................      298.9       296.9
Loan origination costs...................................................       96.7        69.1
Sales of receivables.....................................................       81.8        55.9
Interest supplements.....................................................        9.0       (40.5)
Other....................................................................      105.5        57.6
                                                                            --------    --------
  Total deferred tax liabilities.........................................    3,984.0     3,290.8
DEFERRED TAX ASSETS
Provision for credit losses..............................................      460.8       481.4
Alternative minimum tax..................................................      289.9       227.3
Employee benefit plans...................................................      109.1        98.4
Retail contract earnings method..........................................       49.4        49.4
Other....................................................................       47.8        28.4
                                                                            --------    --------
  Total deferred tax assets..............................................      957.0       884.9
                                                                            --------    --------
     Net deferred tax liabilities........................................   $3,027.0    $2,405.9
                                                                            ========    ========

NOTE 11. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     Ford Credit and certain of its subsidiaries provide selected health care and life insurance benefits for retired employees under unfunded plans sponsored by Ford and certain of its subsidiaries. Ford Credit's U.S. and Canadian employees may become eligible for those benefits if they retire while working for Ford Credit; however, benefits and eligibility rules may be modified from time to time. The estimated cost for postretirement health care benefits is accrued on an actuarially determined basis.

     Net postretirement benefit expense included the following:

                                                                       1995        1994
                                                                       -----       -----
                                                                         (IN MILLIONS)
        Benefits attributed to employees' service...................   $ 7.3       $ 9.3
        Interest on accumulated benefit obligation..................    13.1        14.7
                                                                       -----       -----
             Net postretirement benefit expense.....................   $20.4       $24.0
                                                                       =====       =====
        Retiree benefit payments....................................   $ 3.4       $ 3.3

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 11. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS -- CONTINUED The status of these plans, reconciled with the amounts recognized in Ford
Credit's balance sheet at December 31, was as follows:

                                                                      1995         1994
                                                                     ------       ------
                                                                        (IN MILLIONS)
        ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION
        Retirees..................................................   $ 57.0       $ 45.8
        Active employees eligible to retire.......................     26.7         20.8
        Other active employees....................................    137.8        100.4
                                                                     ------       ------
             Total accumulated obligation.........................    221.5        167.0
        Unamortized amendments....................................      2.0          2.2
        Unamortized net gain......................................      3.9         39.5
                                                                     ------       ------
             Accrued liability....................................   $227.4       $208.7
                                                                     ======       ======
        Assumptions:
          Discount rate at year-end...............................     7.25%        8.75%
          Present health care cost trend rate.....................      9.5%         9.2%
          Ultimate trend rate in ten years........................      5.5%         5.5%
          Weighted-average trend rate.............................      6.6%         6.6%

     Changing the assumed health care cost trend rates by one percentage point would change the aggregate service and interest cost components of net periodic postretirement benefit cost for 1995 by $4 million and the accumulated postretirement benefit obligation at December 31, 1995 by $34 million.

NOTE 12. TRANSACTIONS WITH AFFILIATED COMPANIES

     An agreement with Ford provides for payments by Ford to Ford Credit that would maintain Ford Credit's consolidated income before income taxes and net income at specified minimum levels. No payments were required under the agreement during 1995, 1994, or 1993.

     Ford Credit and its subsidiaries, from time to time, purchase accounts receivable of certain divisions and subsidiaries of Ford. The amount of such receivables outstanding was $1,288.6 million at December 31, 1995 and $1,218.5 million at December 31, 1994. Ford has provided Ford Credit with certain guarantees related to the purchase of these receivables. Agreements with Ford and other affiliates also provide for payments to Ford Credit for interest supplements and other support costs on certain financing and leasing transactions. Amounts included in the income statement for these and other transactions with Ford were as follows (in millions): 1995 - $856.3; 1994 -$570.2; 1993 - $583.0. Ford Credit and its subsidiaries purchase from Ford and affiliates certain vehicles which were previously acquired by Ford principally from its fleet and rental car customers. The cost of these vehicles held for resale and included in other assets at December 31 was as follows (in millions):
1995 - $532.9; 1994 - 556.8. Ford Credit also has entered into a sale/leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these vehicles included in operating leases at December 31 was as follows (in millions): 1995 - $704.6; 1994 -$592.4.

     Investments in securities include preferred stock of a nonaffiliate ($324.0 million) and of an affiliate ($485.9 million) which were acquired from Ford. Investments in these securities are recorded at cost. Ford has provided Ford Credit with certain guarantees related to Ford Credit's investment and return on investment in this preferred stock, and for certain related finance receivables. Amounts related to these transactions included in investment and other income were as follows (in millions): 1995 - $69.1; 1994 - $54.5; 1993 - $52.7.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 12. TRANSACTIONS WITH AFFILIATED COMPANIES -- CONTINUED
     Ford Credit and its subsidiaries receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. Payments to Ford and its subsidiaries for such advice and services are charged to operating expenses and were as follows (in millions):
1995 - $60.6; 1994 - $61.9; 1993 - $57.1.

     Retirement benefits are provided under defined benefit plans for employees of Ford Credit and its subsidiaries in the United States by the Ford General Retirement Plan and for employees of the foreign subsidiaries in Australia and Canada by the respective Ford retirement plans. Employee retirement plan costs allocated to Ford Credit and its subsidiaries from Ford and charged to operating expenses were as follows (in millions): 1995-$14.5; 1994-$14.8; 1993-$5.8.

     At December 31, 1995 and 1994, Ford Credit had guaranteed $196.2 million and $155.2 million of debt outstanding of other subsidiaries of Ford.

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

     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Credit or the subsidiary involved. Although the amount of liability at December 31, 1995 with respect to these matters cannot be ascertained, Ford Credit believes that any resulting liability should not materially affect the consolidated financial position or results of operations of Ford Credit and its subsidiaries.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 14. FINANCIAL INSTRUMENTS

BOOK AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments held by Ford Credit and its subsidiaries at December 31, and the valuation techniques used to estimate the fair value, were as follows:

                                                              1995                       1994
                                                     -----------------------    -----------------------
                                                       BOOK       ESTIMATED       BOOK       ESTIMATED
                                                       VALUE      FAIR VALUE      VALUE      FAIR VALUE
                                                     ---------    ----------    ---------    ----------
                                                                       (IN MILLIONS)
ASSETS
Cash and cash equivalents                            $ 1,355.9    $  1,355.9    $   292.0    $    292.0
Investments in securities                              1,914.1       1,973.5      1,596.3       1,590.1
Finance receivables                                   56,886.2      56,341.4     52,015.0      51,470.3
Other assets                                           1,062.7       1,062.7        895.2         895.2
LIABILITIES
Debt payable within one year                         $43,128.3    $ 43,128.3    $39,077.6    $ 39,077.6
Debt payable after one year                           36,038.8      37,274.4     31,362.8      30,282.6
Derivative Contracts:
  Foreign exchange instruments
     Contracts with unrealized gains                     (25.4)        136.2        (28.3)        187.2
     Contracts with unrealized losses                    (14.0)        (83.6)        (0.5)        (17.7)
  Interest rate instruments
     Contracts with unrealized gains                      29.4         514.4         17.9         409.9
     Contracts with unrealized losses                    (33.0)       (230.9)        27.1        (576.4)

     Cash and Cash Equivalents. The book value approximates fair value because of the short maturity of these instruments.

     Investments in Securities. The estimated fair value of investments in marketable equity and debt securities are estimated based on market prices. Book value of investments in non-marketable equity securities approximate fair value (See Note 2.).

     Finance Receivables. The fair value of substantially all receivables is estimated by discounting future cash flows using an estimated discount rate which reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book values approximate fair values. Finance receivables excluded from fair market valuation include direct financing and leveraged lease investments.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 14. FINANCIAL INSTRUMENTS -- CONTINUED
FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The following sections describe the various off-balance-sheet financial instruments that Ford Credit and its subsidiaries held as of December 31, 1995 and 1994. Also included is a brief discussion of the estimated fair value of those contracts and certain risks associated with holding those contracts through maturity.

     Foreign Exchange Instruments. Ford Credit and certain of its subsidiaries have entered into foreign currency swap agreements to manage exposure to foreign exchange rate fluctuations. At December 31, 1995 and 1994, the total notional amount of Ford Credit's foreign currency swaps outstanding was $2.2 billion and $1.5 billion, respectively. These exchange agreements hedge principal and interest payments on debt that are denominated in foreign currencies. The book value of the foreign currency swap agreements represents the amount payable to the counterparty since the last settlement date. The fair value of these foreign exchange agreements was estimated using current market rates.

     In the unlikely event that a counterparty fails to meet the terms of the contract, Ford Credit's market risk is the fair value of the agreements.

     Interest Rate Instruments. Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposure to fluctuations in interest rates. The underlying notional amount on which Ford Credit has interest rate swaps outstanding aggregated $54.6 billion at December 31, 1995 and $46.3 billion at December 31, 1994.

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

CONCENTRATIONS OF CREDIT RISK

     Ford Credit controls its credit risk through credit standards, limits on exposure and by monitoring the financial condition of other parties. The majority of Ford Credit's finance receivables are geographically diversified throughout the United States. Foreign finance receivables are concentrated in Canada, Australia, and Mexico.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 15. SEGMENTS INFORMATION

     Total revenue and income before income taxes and assets identifiable with United States and foreign operations were as follows:

                                                                 1995         1994         1993
                                                               ---------    ---------    ---------
                                                                          (IN MILLIONS)
Total revenue
  United States operations..................................   $12,056.2    $ 9,624.1    $ 7,694.8
  Foreign operations........................................     1,053.9        765.2        643.6
                                                               ---------    ---------    ---------
       Total revenue........................................   $13,110.1    $10,389.3    $ 8,338.4
                                                               =========    =========    =========
Income before income taxes
  United States operations..................................   $ 1,634.0    $ 1,689.1    $ 1,610.3
  Foreign operations........................................        55.9         77.5         66.4
  Equity in net income of affiliated companies..............       255.4        232.5        198.3
                                                               ---------    ---------    ---------
       Total income before income taxes                        $ 1,945.3    $ 1,999.1    $ 1,875.0
                                                               =========    =========    =========
Assets at December 31
  United States operations..................................   $85,698.1    $76,310.5    $64,081.8
  Foreign operations........................................     7,140.6      5,567.5      4,371.1
  Equity in net assets of affiliated companies..............     1,728.0      1,346.5      1,201.9
                                                               ---------    ---------    ---------
       Total assets.........................................   $94,566.7    $83,224.5    $69,654.8
                                                               =========    =========    =========

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial data by calendar quarter for the past two years were as follows:

                                TOTAL        DEPRECIATION ON       INTEREST      PROVISION FOR        NET
                               REVENUE       OPERATING LEASES      EXPENSE       CREDIT LOSSES       INCOME
                              ---------      ----------------      --------      -------------      --------
                                                              (IN MILLIONS)
1995
  First Quarter............   $ 3,058.9          $1,184.5          $1,156.6         $  77.3         $  287.9
  Second Quarter...........     3,254.2           1,255.9           1,245.1            79.2            341.2
  Third Quarter............     3,330.6           1,303.8           1,222.2           132.9            357.4
  Fourth Quarter...........     3,466.4           1,296.7           1,333.3           148.5            408.7
                              ---------          --------          --------         -------         --------
     Full Year.............   $13,110.1          $5,040.9          $4,957.2         $ 437.9         $1,395.2
                              =========          ========          ========         =======         ========
1994
  First Quarter............   $ 2,257.2          $  809.5          $  760.2         $  71.1         $  298.8
  Second Quarter...........     2,593.4             934.9             845.4            61.2            368.6
  Third Quarter............     2,649.9           1,039.3             905.0            39.3            314.8
  Fourth Quarter...........     2,888.8           1,126.3           1,030.2            74.9            330.5
                              ---------          --------          --------         -------         --------
     Full Year.............   $10,389.3          $3,910.0          $3,540.8         $ 246.5         $1,312.7
                              =========          ========          ========         =======         ========

                                 EXHIBIT INDEX

   DESIGNATION                                DESCRIPTION
------------------  ----------------------------------------------------------------
Exhibit 3-A*        Restated Certificate of Incorporation of Ford Motor Credit
                    Company.
Exhibit 3-B*        By-Laws of Ford Motor Credit Company as amended through March 2,
                    1988.
Exhibit 4-A*        Form of Indenture dated as of August 1, 1984 between Ford Motor
                    Credit Company and The Chase Manhattan Bank (National
                    Association) relating to Debt Securities.
Exhibit 4-A-1*      Form of First Supplemental Indenture dated August 15, 1986 between Ford Motor Credit Company and The Chase Manhattan Bank
                    (National Association) supplementing the Indenture designated as
                    Exhibit 4-A.
Exhibit 4-A-2*      Form of Second Supplemental Indenture dated as of October 15,
                    1986 between Ford Motor Credit Company and The Chase Manhattan
                    Bank (National Association) supplementing the Indenture
                    designated as Exhibit 4-A.
Exhibit 4-B*        Form of Indenture dated as of February 1, 1985 between Ford
                    Motor Credit Company and Manufacturers Hanover Trust Company
                    relating to Debt Securities.
Exhibit 4-B-1*      Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover
                    Trust Company supplementing the Indenture designated as Exhibit
                    4-B.
Exhibit 4-B-2*      Form of Second Supplemental Indenture dated as of September 1,
                    1986 between Ford Motor Credit Company and Manufacturers Hanover
                    Trust Company supplementing Indenture designated as Exhibit 4-B.
Exhibit 4-B-3*      Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover
                    Trust Company supplementing the Indenture designated as Exhibit
                    4-B.
Exhibit 4-B-4*      Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover
                    Trust Company supplementing the Indenture designated as Exhibit
                    4-B.
Exhibit 4-B-5*      Form of Fifth Supplemental Indenture dated as of September 1,
                    1990 between Ford Motor Credit Company and Manufacturers Hanover
                    Trust Company supplementing the Indenture designated as Exhibit
                    4-B.
Exhibit 4-C*        Indenture dated as of November 1, 1987 between Ford Motor Credit
                    Company and Continental Bank, National Association relating to
                    Debt Securities.
Exhibit 4-D*        Indenture dated as of August 1, 1994 between Ford Motor Credit
                    Company and First Fidelity Bank, National Association, relating to Debt Securities.
Exhibit 10-J*       Copy of Amended and Restated Profit Maintenance Agreement dated as of July 1, 1993 between Ford Motor Credit Company and Ford
                    Motor Company.
Exhibit 10-X*       Copy of Agreement dated as of February 1, 1980 between Ford
                    Motor Company and Ford Motor Credit Company.
Exhibit 12-A        Calculation of Ratio of Earnings to Fixed Charges of Ford
                    Credit.
Exhibit 12-B        Calculation of Ratio of Earnings to Combined Fixed Charges and
                    Preferred Stock Dividends of Ford.
Exhibit 23          Consent of Independent Accountants.
Exhibit 24          Powers of Attorney.

-------------------------
* Previously filed.