Form 10-Q
period 1996-03-31
FORD MOTOR CREDIT CO
filed 1996-05-13
CIK 38009

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of April 30, 1996.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "10-K Report"). Information relating to earnings a share is not presented because the registrant, Ford Motor Credit Company ("Ford Credit"), is an indirect wholly owned subsidiary of Ford Motor Company ("Ford").
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                  For the Periods Ended March 31, 1996 and 1995
                                 (in millions)

                                                                        First Quarter
                                                                      1996         1995
                                                                   ----------  ----------
                                                                         (Unaudited)
Financing Revenue
 Operating leases                                                  $  1,896.2  $  1,661.9
 Retail                                                                 931.0       829.1
 Wholesale                                                              314.2       341.8
 Diversified                                                             33.1        33.0
 Other                                                                   92.0        80.5
                                                                   ----------  ----------
    Total financing revenue                                           3,266.5     2,946.3

Investment and other income                                             137.9       112.6
                                                                   ----------  ----------
    Total revenue                                                     3,404.4     3,058.9

Expenses
 Depreciation on operating leases                                     1,303.5     1,184.5
 Interest expense                                                     1,269.7     1,156.6
 Operating expenses                                                     266.0       270.2
 Provision for credit losses                                            183.8        77.3
                                                                   ----------  ----------
    Total expenses                                                    3,023.0     2,688.6
                                                                   ----------  ----------
Equity in net income of affiliated
  companies                                                              48.8        58.6

Income before income taxes                                              430.2       428.9

Provision for income taxes                                              131.9       137.9
                                                                   ----------  ----------
Income before minority interest                                         298.3       291.0

Minority interest in net income of
  subsidiaries                                                            5.1         3.1
                                                                   ----------  ----------
Net income                                                              293.2       287.9

Earnings retained for use in
  the business
 Beginning of period                                                  6,643.8     5,848.6
 Dividends                                                                  0           0
                                                                   ----------  ----------
 End of period                                                     $  6,937.0  $  6,136.5
                                                                   ==========  ==========

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                               March 31,    December 31,   March 31,
                                                 1996           1995         1995
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $     966.7   $   1,355.9   $     147.6
 Investments in securities                        2,685.0       1,914.1       1,638.9
 Finance receivables, net (Note 1)               61,902.3      61,043.8      59,551.6
 Net investment, operating leases                25,724.6      24,810.8      21,680.1
 Accounts and notes receivable from
  affiliated companies (Note 3)                   1,569.7         420.7         386.4
 Equity in net assets of affiliated
  companies (Note 3)                                 95.2       1,728.0       1,456.9
 Other assets                                     3,457.1       3,293.4       2,620.8
                                              -----------   -----------   -----------
      Total assets                            $  96,400.6   $  94,566.7   $  87,482.3
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   1,725.1   $   1,579.4   $   1,406.3
    Affiliated companies                            636.3         608.7         448.4
                                              -----------   -----------   -----------
      Total accounts payable                      2,361.4       2,188.1       1,854.7

 Debt (Note 2)                                   79,769.0      79,167.1      74,133.0
 Deferred income taxes                            3,314.5       3,027.0       2,592.3
 Other liabilities and deferred income            1,883.9       1,913.6       1,406.3
 Unearned insurance premiums                        371.5             0             0
                                              -----------   -----------   -----------

      Total liabilities                          87,700.3      86,295.8      79,986.3

Minority interest in net assets of
  subsidiaries                                      894.6         717.2         496.2

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by
  stockholder) (Note 3)                           2,719.3         917.3         917.3
 Note receivable from affiliated
  company (Note 3)                               (1,859.0)            0             0
 Unrealized gain/(loss) on marketable
  securities, net of taxes                           41.0          30.9         (18.1)
 Foreign-currency translation adjustments           (57.6)        (63.3)        (60.9)
 Earnings retained for use in the business        6,937.0       6,643.8       6,136.5
                                              -----------   -----------   -----------

      Total stockholder's equity                  7,805.7       7,553.7       6,999.8
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $  96,400.6   $  94,566.7   $  87,482.3
                                              ===========   ===========   ===========


The accompanying notes are part of the financial statements.

                        FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                            Consolidated Statement of Cash Flows

                  For the Periods Ended March 31, 1996 and 1995
                                  (in millions)

                                                                First Quarter
                                                             1996           1995
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    293.2    $    287.9
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                   183.8          77.3
  Depreciation and amortization                               1,369.0       1,232.8
  Equity in net income of affiliates                            (48.8)        (58.6)
  Deferred income taxes                                         251.8         187.8
  Changes in the following items
   Other assets                                                 172.5          24.6
   Other liabilities                                           (159.3)        (52.2)
  Other                                                         (57.4)         10.7
                                                           ----------    ----------
   Net cash provided by operating activities                  2,004.8       1,710.3
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables (other than wholesale)      (9,587.1)     (5,755.1)
 Collection of finance receivables (other than wholesale)     6,973.4       5,339.7
 Purchase of operating lease vehicles                        (4,509.4)     (4,300.7)
 Liquidation of operating lease vehicles                      2,249.9       1,428.9
 Proceeds from sale of receivables                            1,753.7             0
 Cash received from donation of TARIC                           181.8             0
 Net change in wholesale receivables                           (264.2)     (2,213.5)
 Other                                                          (30.4)        (38.2)
                                                           ----------    ----------
   Net cash used in investing activities                     (3,232.3)     (5,538.9)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     3,748.7       3,756.2
 Principal payments on long-term debt                        (1,340.0)     (2,042.1)
 Change in short-term debt, net                              (1,789.7)      1,887.4
 Other                                                          218.6          83.8
                                                           ----------    ----------
   Net cash provided by financing activities                    837.6       3,685.3
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                      0.7          (1.1)
                                                           ----------    ----------
   Net change in cash and cash equivalents                     (389.2)       (144.4)

Cash and cash equivalents, beginning of period                1,355.9         292.0
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $    966.7    $    147.6
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  1,363.8    $  1,166.2
 Taxes (refunded)/paid                                         (123.2)         81.8




Certain amounts for First Quarter 1995 have been restated to reflect changes adopted in subsequent periods.

The accompanying notes are part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements

Note 1. Finance Receivables, Net (in millions)

                                                 March 31,   December 31,  March 31,
                                                   1996          1995        1995
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  40,382.8  $  38,350.0  $  36,028.6
Wholesale                                          15,034.9     16,506.9     17,466.4
Diversified                                         2,203.1      2,225.4      2,260.1
Other                                               4,947.9      4,630.6      4,444.3
                                                -----------  -----------  -----------

   Total finance receivables                       62,568.7     61,712.9     60,199.4

Less allowance for credit losses                     (666.4)      (669.1)      (647.8)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  61,902.3  $  61,043.8  $  59,551.6
                                                ===========  ===========  ===========


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Note 2. Debt (in millions)

                                                      March 31,   December 31, March 31,
                                                        1996         1995        1995
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  33,152.7  $  34,978.3 $  35,049.5
 Other short-term debt*                                  1,580.6      1,523.1     1,199.9
                                                     -----------  ----------- -----------
   Total short-term debt                                34,733.3     36,501.4    36,249.4

 Senior notes payable
  within one year                                        7,052.1      6,626.9     4,014.7
                                                     -----------  ----------- -----------
   Total payable within
     one year                                           41,785.4     43,128.3    40,264.1
                                                     -----------  ----------- -----------
                               March 31, 1996
                       ----------------------------
                       Weighted Average
                       Interest Rates**  Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Unsecured senior notes
  Notes***                    6.72%      1997-2048      37,938.3     36,003.6    33,906.3
  Debentures                  2.81       2001-2005          46.8         29.1           0
  Unamortized
   (discount)/premium                                       (1.5)         6.1       (37.4)
                                                     -----------  ----------- -----------
   Total payable
   after one year                                       37,983.6     36,038.8    33,868.9
                                                     -----------  ----------- -----------
   Total debt                                        $  79,769.0  $  79,167.1 $  74,133.0
                                                     ===========  =========== ===========



  * Includes $39.4 million, $35.9 million, and $0 with an affiliated company at March 31, 1996, December 31, 1995, and March 31, 1995, respectively.
 ** Rates were variable on about 14.8% of the debt payable after one year including the effects of interest rate swap agreements.
*** Includes $1,185.4 million, $1,174.4 million, and $394.0 million with affiliated companies at March 31, 1996, December 31, 1995, and March 31, 1995, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         Notes To Financial Statements


Note 3. Equity Investment in Ford Holdings

On February 28, 1996, Ford Holdings, Inc. (FHI) purchased substantially all of Ford Credit's common stock interest in FHI for $2,891.0 million. FHI issued a promissory note to Ford Credit for the purchase amount. On
April 2, 1996, Ford Credit received a cash payment on the note of $1,032.0 million. The excess of the market value of the FHI investment over the book value ($1,238.2 million) is included in paid in surplus. The unpaid portion of the promissory note ($1,859.0 million) is reflected as a reduction to stockholder's equity. Additionally, The American Road Insurance Company ("TARIC") was contributed to Ford Credit on March 29, 1996. The transaction was recorded by Ford Credit at Taric's book value and is included in paid in surplus. A reconciliation of paid in surplus is as follows:

                                       Paid in Surplus
                                       ---------------
                                        (in millions)
Balance at December 31, 1995              $    917.3

Add:
  Excess of market value over
  book value of FHI common stock             1,238.2
  Contribution of TARIC                        563.8
                                          ----------

Balance at March 31, 1996                 $  2,719.3
                                          ==========



                FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORD CREDIT FIRST QUARTER 1996 RESULTS OF OPERATIONS

Ford Credit's consolidated net income for the first quarter of 1996 was $293 million, up $5 million or 2% compared with $288 million in the first quarter of 1995. Compared with results from a year ago, the increase in net income reflects primarily a higher level of earning assets and higher portfolio net interest margins, offset partially by an increase in credit losses.

The increase in earning assets reflects a higher level of operating leases and retail installment sale receivables, offset partially by a lower level of wholesale receivables. Total net finance receivables and net investment in operating leases at March 31, 1996 were $87.6 billion, up $6.4 billion or 8% from a year earlier. Depreciation expense on operating leases in the first quarter of 1996 was $1,304 million, up $119 million or 10% compared with the first quarter of 1995. The increase in depreciation expense reflects the higher levels of operating leases and is more than offset by higher revenue earned from the increased volume of lease contracts.

The higher net interest margins reflects higher portfolio yields on finance receivables and operating leases offset partially by an increase in U.S. portfolio borrowing rates from 6.3% to 6.4%. The deterioration in credit losses reflects an increase in losses per repossession and an increase in repossession rates. Credit losses as a percent of average net finance receivables including net investment in operating leases were 0.67% in the first quarter of 1996 compared with 0.37% in the first quarter of 1995.

During the first quarter of 1996, Ford Credit financed 38.6% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 36.0% in the first quarter of 1995. The increase resulted primarily from higher levels of retail installment sale financing offset partially by lower levels of operating lease financing. Ford Credit provided retail financing for 678,000 new and used vehicles in the United States, up 19% from a year ago. Ford Credit also provided wholesale financing for 77.2% of Ford Motor Company factory sales to U.S. car and truck dealers during the quarter, compared with 78.2% in the same period a year ago.

In the first quarter of 1996, equity in net income of affiliated companies (primarily Ford Holdings, Inc. ("Ford Holdings")) was $49 million compared with $59 million in the first quarter of 1995. The decrease reflects the repurchase by Ford Holdings of substantially all of the shares of Ford Holdings common stock owned by Ford Credit on February 28, 1996. Ford Holdings issued a promissory note to Ford Credit for the purchase amount. Additionally, The American Road Insurance Company ("American Road") was contributed to Ford Credit on March 29, 1996.

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

Ford Credit's outstanding debt at March 31, 1996 and at the end of each of the last five years was as follows:

                                                        December 31
                             Mar. 31, ------------------------------------------
                              1996      1995     1994     1993     1992     1991
                             -------  -------  -------  -------  -------  -------
                                                 (in millions)

Commercial paper & STBA's(a) $33,153  $35,038  $33,300  $24,506  $21,210  $18,232
Other short-term debt(b)       1,581    1,463    1,065    1,001    1,785    1,642

Long-term debt (including
  current portion)(c)         45,035   42,666   36,075   33,292   26,961   28,455
                             -------  -------  -------  -------  -------  -------

Total debt                   $79,769  $79,167  $70,440  $58,799  $49,956  $48,329
                             =======  =======  =======  =======  =======  =======

                               1996     1995     1994     1993     1992     1991
                             -------  -------  -------  -------  -------  -------
Memo:
 Total support facilities     $27.4    $27.4    $22.3    $16.9    $13.9    $13.8
 (billions -- as of
 March 31, 1996 and
 December 31, 1995-1991,
 respectively)

- - - - - -

(a) Short-term borrowing agreements with bank trust departments.
(b) Includes $39 million, $36 million, $150 million, and $800 million with affiliated companies at March 31, 1996, December 31, 1995, December 31, 1993, and December 31, 1992, respectively.
(c) Includes $1,185 million and $1,174 million with affiliated companies at March 31, 1996 and December 31, 1995, respectively.

Support facilities represent additional sources of funds, if required. At March 31, 1996, Ford Credit had approximately $27.4 billion of contractually committed facilities for use (which included $7.6 billion of Ford bank lines that may be used by Ford Credit at Ford's option).
These facilities have various maturity dates through June 2000. The entire $27.4 billion may be used, at Ford Credit's option, by its subsidiaries in Canada, Australia, Mexico, Japan, and Puerto Rico. Any such borrowing will be guaranteed by Ford Credit.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None to Report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information


                                   INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended March 31, 1996 and 1995 (in millions except amounts per share):

                                                     First Quarter
                                                      -------------
                                                      1996     1995
                                                      ----     ----
Sales and revenues                                  $36,261  $34,783

Total costs and expenses                             35,134   32,265
Operating income                                      1,127    2,518
Automotive net interest income                           12       41
Automotive equity in net (loss)income
 of affiliated companies                                (52)      20
Income before income taxes                            1,087    2,579
Provision for income taxes                              413      988
Minority interests in net income
 of subsidiaries                                         21       41

Net income                                          $   653  $ 1,550

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                                    $  0.54  $  1.44


Income per share
 assuming full dilution                             $  0.53  $  1.28

Cash dividends per share                            $  0.35  $  0.26

FIRST QUARTER 1995 RESULTS OF OPERATIONS - FORD

Overview

Ford earned $653 million, or $0.54 per share of Common and Class B Stock, in the first quarter of 1996. This compares with $1,550 million, or $1.44 per share, in the first quarter of 1995. Fully diluted earnings per share were $0.53 in the first quarter of 1996, compared with $1.28 a year ago.
Ford's worldwide sales and revenues were $36.3 billion, up $1.5 billion from a year ago. Vehicle unit sales of cars and trucks were 1,638,000, down 132,000 units or 7%. Stockholders' equity was $24.5 billion at March 31, 1996, about equal to December 31, 1995.

Automotive Operations

Ford's worldwide Automotive operations earned $142 million in the first quarter of 1996 on sales of $29.3 billion, compared with $1,141 million in the first quarter of 1995 on sales of $28.6 billion. Overall, the decline reflected lower unit volume from dealer inventory rebalancing, costs associated with introducing high volume new products in North America and Europe, and lower results in Brazil.

In the U.S., Automotive operations earned $48 million in the first quarter of 1996 on sales of $18.7 billion, compared with $825 million a year ago on sales of $19.6 billion. The decline in earnings was explained by lower unit volume (reflecting dealer inventory rebalancing) and costs associated with introducing high volume new products (the F-150 pickup truck, Taurus and
Sable); cost efficiencies were a partial offset.    U.S. Automotive after-tax
return on sales was 0.3% in the first quarter of 1996, down 3.9 points from a year ago.

In the first quarter of 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.7 million units, compared with
15.2 million units in the first quarter of 1995. Ford expects U.S. car and truck industry sales to total 15.4 million units in the full year, compared with 15.1 million units in 1995. Ford's car share was 21.4% in the first quarter of 1996, down 9/10 of a point from the first quarter a year ago, but up half a point from full year 1995. Ford's truck share was 31.4%, down 9/10 of a point from a year ago, and down half a point from full year 1995. Ford's combined car and truck market share was 25.8%, down 8/10 of a point from a year ago, but up 2/10 of a point from full year 1995.

Outside the U.S., Automotive operations earned $94 million in the first quarter of 1996 on sales of $10.6 billion, compared with $316 million a year ago on sales of $9 billion. The decline reflected primarily lower results in Brazil and Europe.

European Automotive operations earned $73 million in the first quarter of 1996, compared with $165 million in the first quarter of 1995. The decline reflected primarily costs associated with introducing the all-new Fiesta.

In the first quarter of 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was 14.2 million units, compared with
13.4 million units in the first quarter of 1995. Ford expects European car and truck industry sales to total 13.8 million units in the full year, compared with 13.4 million units in 1995. Ford's car share was 12% in the first quarter of 1996, down 1/10 of a point from the first quarter a year ago, but up 1/10 of a point from full year 1995. Ford's truck share was 13.2%, down 2.4 points from a year ago, and down 1.6 points from full year 1995. Ford's combined car and truck market share was 12.2%, down 3/10 of a point from a year ago, and down 1/10 of a point from full year 1995.

Outside the U.S. and Europe, Automotive operations earned $21 million in the first quarter of 1996, compared with $151 million a year ago. The decrease reflected primarily unfavorable results for operations in Brazil, which continue to be affected by the lack of a domestically produced small car.
Ford has reestablished manufacturing capacity in Brazil for small cars and plans to introduce a version of the Ford Fiesta in the second quarter of 1996, which should assist in improving Ford's performance in Brazil in the second half of 1996.

Financial Services Operations

Ford's Financial Services operations earned a record $511 million in the first quarter of 1996, compared with $409 million in the first quarter of 1995. The improvement reflected record earnings at Associates First Capital Corporation ("The Associates") and USL Capital Corporation ("USL Capital"), higher earnings at Ford Credit, and the elimination of dividend payments to holders of Ford Holdings' voting preferred stock (see below).

For a discussion of Ford Credit's operations in the first quarter of 1996, see
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Quarter 1996 Results of Operations". In addition, International operations managed by Ford Credit, but not included in its consolidated results, earned $68 million in the first quarter of 1996, compared with $65 million a year ago.

The Associates, including its international affiliates, earned a record $192 million in the first quarter of 1996, compared with $168 million a year ago. The increase reflected higher levels of earning assets, improved net interest margins and improved operating cost performance, offset partially by higher credit losses.

USL Capital earned a record $40 million in the first quarter of 1996, compared with $26 million a year ago. The increase reflected higher gains on asset sales and higher levels of earning assets. The Hertz Corporation ("Hertz") earned $9 million, up $9 million from a year ago. American Road earned $5 million, equal to a year ago.

Financial Services Reorganization - Recent Developments

In late 1995, Ford began a reorganization of its Financial Services group in order to align more closely under a single subsidiary legal ownership of the Financial Services affiliates with management responsibility for such affiliates. As part of the reorganization, Ford Holdings formed Ford FSG, Inc. ("FFSGI") to own primarily all of the Financial Services affiliates. In December 1995, Ford Holdings merged with Ford Holdings Capital Corporation, a wholly owned subsidiary of Ford Holdings, which resulted in the cancellation of all of the voting preferred stock of Ford Holdings. At the time, 55% of the common stock of Ford Holdings was owned by Ford and 45% was owned by Ford Credit.

After the formation of FFSGI, Ford Holdings contributed its interest in The Associates to FFSGI in exchange for 100% of the common stock of FFSGI and the assumption by FFSGI of certain debt of Ford Holdings. Thereafter, Ford contributed to FFSGI all of its interest in Ford Credit Europe plc ("Ford Credit Europe"). In exchange for this contribution, Ford received a class of common stock of FFSGI that has controlling voting power of FFSGI but otherwise is equal to all other common stock of FFSGI as to the payment of dividends, etc. (the "Class F Stock").

In February 1996, substantially all of the shares of Ford Holdings' common stock owned by Ford Credit were repurchased by Ford Holdings in exchange for the issuance of a promissory note by Ford Holdings. Accordingly, Ford Credit's results in the first quarter of 1996 included the equity in the net income of Ford Holdings through February 1996. Thereafter, in February 1996, Ford contributed to FFSGI all of its interest in Ford Credit in exchange for additional shares of Class F Stock of FFSGI. Also, in March 1996, Ford Holdings contributed American Road to FFSGI, which in turn contributed it to Ford Credit. Accordingly, the assets and liabilities of American Road were included in Ford Credit's consolidated balance sheet at March 31, 1996; beginning April 1, 1996, the results of operations and cash flows of American Road will be included in Ford Credit's consolidated statements of income and cash flows. In addition, in May 1996, Ford contributed to FFSGI certain of its international Financial Services affiliates managed by Ford Credit in exchange for additional stock of FFSGI. The percentage of economic interests of FFSGI held by Ford and Ford Holdings are based upon the relative value of the entities contributed to FFSGI by Ford and Ford Holdings. Currently, those percentages are approximately 80% for Ford and 20% for Ford Holdings.

In early May 1996, The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates (the "IPO"). Substantially all of the net proceeds from the IPO were used to repay indebtedness of The Associates, which was incurred to repay an intercompany debt owed to FFSGI in the amount of $1.75 billion. Prior to the completion of the IPO, Ford contributed to The Associates certain international affiliates owned by Ford but managed by The Associates. Ford expects to recognize a gain in the second quarter from the IPO.

As announced by Ford in the fourth quarter of 1995, Ford is investigating the sale of all or part of USL Capital.


LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Operations

Automotive cash and marketable securities were $12.9 billion at March 31, 1996, up $531 million from December 31, 1995. Ford paid $428 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during the first three months of 1996.

Automotive capital expenditures were $1.8 billion in the first three months of 1996, down $342 million from the same period a year ago. For the full year 1996, Ford's spending for product change is projected to be about the same compared with 1995; however, as a percent of sales, such spending is expected to be at lower levels.

Automotive debt at March 31, 1996 totaled $7.2 billion, which was 22% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, also 22% of total capitalization, at December 31, 1995.

At March 31, 1996, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2000. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at March 31, 1996.

In addition, at March 31, 1996, Ford Brasil Ltda. had $198 million of contractually committed credit facilities with various banks ranging in maturity from June 1996 to December 1996. None of these facilities were in use at March 31, 1996.

Financial Services Operations

Financial Services cash and investments in securities totaled $6.5 billion at March 31, 1996, down $707 million from December 31, 1995.

Net receivables and lease investments were $153.5 billion at March 31, 1996, up $3.8 billion from December 31, 1995. The increase reflected continued growth in earning assets at Ford Credit and The Associates.

Total debt was $145.6 billion at March 31, 1996, up $4.3 billion from December 31, 1995. The increase resulted from higher debt levels required to finance growth in earning assets at The Associates and Ford Credit, and to fund the payment to holders of Ford Holdings' voting preferred stock; the preferred stock was cancelled in December 1995.

At March 31, 1996, Financial Services had a total of $49.3 billion of contractually committed support facilities. Of these facilities, $23.8 billion (excluding the $8.4 billion of Ford credit facilities) are contractually committed global credit agreements under which $19.8 billion and $4 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 75%, respectively, of such facilities are available through June 30, 2000. The entire $19.8 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire
$4 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At March 31, 1996, none of the Ford Credit global facilities were in use; $709 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at March 31, 1996 consisted of $22.8 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.7 billion of contractually committed support facilities available to various affiliates outside the U.S.; at March 31, 1996, approximately $1.2 billion of these facilities were in use.

LEGAL PROCEEDINGS - FORD

Product Matters

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the second paragraph on page 25 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $658 million at March 31, 1996.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the third paragraph on page 25 of the 10-K Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.1 billion at March 31, 1996.

With respect to the lawsuits for damages involving asbestos, referred to in the fifth paragraph on page 25 of the 10-K Report, the damages specified by plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1.7 billion at March 31, 1996.

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

Other Matters

With respect to the patent infringement lawsuit in federal court in Nevada in which an individual patent owner is seeking damages and an injunction for alleged infringement of four U.S. patents characterized as covering machine vision inspection technologies, including bar code reading, referred to in the second full paragraph on page 26 of the 10-K Report, on April 11, 1996, the district court judge issued an order adopting the magistrate judge's recommendation and granting Ford's motion to dismiss the case. The judge indicated that he will issue a separate opinion supporting the order and issue a judgment "in due course."

With respect to the seven purported nationwide class action lawsuits involving an alleged defective ignition switch equipped on numerous Ford vehicle lines, referred to in the fifth paragraph on page 26 of the 10-K Report, an eighth such suit has been filed.

With respect to the investigations by the Safety Administration and Transport Canada of ignition switch fires in certain Ford vehicles, referred to in the first full paragraph on page 26 of the 10-K Report, Ford has agreed to notify owners of approximately 8.7 million 1988-1993 model year vehicles (including 248,000 vehicles previously recalled in Canada )of a safety recall to replace the ignition switch equipped on such vehicles. Ford does not expect the aggregate cost of the recall to have a significant effect on 1996 results.

GOVERNMENTAL STANDARDS - FORD

Mobile Source Emissions Control -- With respect to the discussion of California vehicle emission control standards on page 19 of the 10-K Report, the California Air Resources Board took action at its March 1996 board meeting approving the elimination of the "zero-emission vehicles" mandate until the 2003 model year. This will become final after submission and review by California's Office of Administrative Law.

Motor Vehicle Fuel Economy -- With respect to the discussion of light truck corporate average fuel economy ("CAFE") on page 22 of the 10-K Report, the Safety Administration has established the referenced
20.7 miles per gallon CAFE standard for model years 1996 through 1998.

Other Matters

Mazda Motor Corporation -- As announced on April 12, 1996, Ford has agreed to increase its investment in Mazda Motor Corporation ("Mazda") from its existing 24.5% ownership interest to a 33.4% ownership interest by purchasing from Mazda newly-issued shares of common stock of Mazda for an aggregate purchase price of approximately $500 million. In connection with this agreement, which is subject to governmental approvals, Mazda has agreed to coordinate more closely with Ford its strategies and plans, particularly in the areas of product development, manufacturing and distribution of vehicles, so as to improve the competitiveness and economies of scale of both companies. Henry Wallace, a former Ford executive and currently an executive vice president of Mazda, has been elected as Mazda's president effective in late June 1996.
Ford and Mazda will remain separate companies with separate identities.
Ford will not be responsible for any of Mazda's liabilities, debts or other obligations, and Mazda's operating results and financial position will not be consolidated with those of Ford; Mazda will continue to be reflected in Ford's consolidated financial statements on an equity basis.

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index.

           (b)  Reports on Form 8-K during the quarter ended March 31, 1996:

                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
- --------------        ---------------------   ----------------
January 5, 1996      Item 5 - Other Events    None

January 24, 1996     Item 5 - Other Events    None

February 6, 1996     Item 5 - Other Events    Consolidated Financial
                                              Statements of Ford Motor
                                              Credit Company and Sub-
                                              sidiaries together with
                                              the Report of Independent
                                              Accountants of Coopers & Lybrand
                                              L.L.P., independent certified
                                              public accountants and News
                                              release dated January 31, 1996
                                              of Ford Motor Company and
                                              Subsidiaries for the year
                                              ended December 31, 1995 with
                                              attachments and Pro Forma
                                              Financial Information of
                                              Ford Motor Credit Company.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ Kenneth J. Coates
May 13, 1996                         --------------------------
                                     Kenneth J. Coates
                                     Executive Vice President - Finance

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at March 31, 1996 and 1995, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended March 31, 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1995 and the related consolidated statements of income and of earnings retained for use in the business and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
April 17, 1996

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

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              May 13, 1996,
                              regarding unaudited
                              interim financial infor-
                              mation.