Form 10-Q
period 1996-06-30
FORD MOTOR CREDIT CO
filed 1996-08-05
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----

                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of July 31, 1996.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                           PAGE 1 OF 24.

                EXHIBIT INDEX APPEARS AT PAGE 19.
<PAGE 2>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "10-K Report"). Information relating to earnings per share is not presented because the registrant, Ford Motor Credit Company ("Ford
Credit"), is an indirect wholly owned subsidiary of Ford Motor Company ("Ford" or the "Company").

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                  For the Periods Ended June 30, 1996 and 1995
                                 (in millions)

                                               Second Quarter            First Half
                                              1996        1995        1996         1995
                                           ---------   ----------  ----------  ----------
                                                 (Unaudited)             (Unaudited)
Financing Revenue
 Operating leases                          $  1,951.8  $  1,717.2  $  3,848.0  $  3,379.1
 Retail                                         997.0       892.8     1,928.0     1,721.9
 Wholesale                                      291.0       401.0       605.2       742.8
 Diversified                                     41.2        36.9        74.3        69.9
 Other                                           90.9        84.7       182.9       165.2
                                           ----------  ----------  ----------  ----------
    Total financing revenue                   3,371.9     3,132.6     6,638.4     6,078.9

Insurance premium earned                         82.9           0        82.9           0
Investment and other income                     212.4       121.6       350.3       234.2
                                           ----------  ----------  ----------  ----------
    Total revenue                             3,667.2     3,254.2     7,071.6     6,313.1

Expenses
 Depreciation on operating leases             1,315.2     1,255.9     2,618.7     2,440.4
 Interest expense                             1,296.4     1,245.1     2,566.1     2,401.7
 Operating expenses                             288.8       200.1       554.8       470.3
 Provision for credit losses                    176.6        79.2       360.4       156.5
 Loss and loss adjustment expense                57.7           0        57.7           0
 Amortization of policy acquisition cost         18.5           0        18.5           0
                                           ----------  ----------  ----------  ----------
    Total expenses                            3,153.2     2,780.3     6,176.2     5,468.9
                                           ----------  ----------  ----------  ----------
Equity in net income of affiliated
  companies                                       1.0        48.4        49.8       107.0

Income before income taxes                      515.0       522.3       945.2       951.2

Provision for income taxes                      177.7       177.4       309.6       315.3
                                           ----------  ----------  ----------  ----------
Income before minority interest                 337.3       344.9       635.6       635.9

Minority interest in net income of
  subsidiaries                                    5.5         3.7        10.6         6.8
                                           ----------  ----------  ----------  ----------
Net income                                      331.8       341.2       625.0       629.1

Earnings retained for use in
  the business
 Beginning of period                          6,937.0     6,137.1     6,643.8     5,849.2
 Dividends                                     (324.0)          0      (324.0)          0
                                           ----------  ----------  ----------  ----------
 End of period                             $  6,944.8  $  6,478.3  $  6,944.8  $  6,478.3
                                           ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.
/TABLE

<PAGE 3>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                                June 30,    December 31,    June 30,
                                                  1996          1995          1995
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $   1,143.2   $   1,355.9   $     630.8
 Investments in securities                        1,405.9       1,914.1       1,737.1
 Finance receivables, net (Note 1)               65,501.7      61,043.8      61,193.2
 Net investment, operating leases                27,514.1      24,810.8      22,637.5
 Accounts and notes receivable from
  affiliated companies (Note 3)                     799.3         420.7         399.5
 Equity in net assets of affiliated
  companies (Note 3)                                 93.9       1,728.0       1,553.1
 Other assets                                     3,035.0       3,293.4       2,510.4
                                              -----------   -----------   -----------
      Total assets                            $  99,493.1   $  94,566.7   $  90,661.6
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   1,738.9   $   1,579.4   $   1,466.1
    Affiliated companies                            845.6         608.7         527.1
                                              -----------   -----------   -----------
      Total accounts payable                      2,584.5       2,188.1       1,993.2

 Debt (Note 2)                                   82,231.4      79,167.1      76,215.0
 Deferred income taxes                            3,500.3       3,027.0       2,799.3
 Other liabilities and deferred income            2,047.1       1,913.6       1,685.5
 Unearned insurance premiums                        368.0             0             0
                                              -----------   -----------   -----------

      Total liabilities                          90,731.3      86,295.8      82,693.0

Minority interest in net assets of
  subsidiaries                                      946.4         717.2         575.1

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by
  stockholder) (Note 3)                           2,777.3         917.3         917.3
 Note receivable from affiliated
  company (Note 3)                               (1,917.0)            0             0
 Unrealized gain/(loss) on marketable
  securities, net of taxes                           44.2          30.9          29.7
 Foreign-currency translation adjustments           (58.9)        (63.3)        (56.8)
 Earnings retained for use in the business        6,944.8       6,643.8       6,478.3
                                              -----------   -----------   -----------

      Total stockholder's equity                  7,815.4       7,553.7       7,393.5
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $  99,493.1   $  94,566.7   $  90,661.6
                                              ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.
/TABLE

<PAGE 4>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                            Consolidated Statement of Cash Flows

                  For the Periods Ended June 30, 1996 and 1995
                                  (in millions)

                                                                  First Half
                                                             1996           1995
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    625.0    $    629.1
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                   360.4         156.5
  Depreciation and amortization                               2,755.7       2,564.5
  Equity in net income of affiliates                            (49.8)       (107.0)
  Changes in the following items
   Other assets                                                 996.3          78.5
   Other liabilities                                            372.4         397.6
   Deferred income taxes                                        437.7         393.7
 Other                                                          (40.2)        110.1
                                                           ----------    ----------
   Net cash provided by operating activities                  5,457.5       4,223.0
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables (other than wholesale)     (17,768.9)    (15,493.3)
 Collection of finance receivables (other than wholesale)    12,402.0      13,022.8
 Purchase of operating lease vehicles                       (10,154.4)     (8,683.7)
 Liquidation of operating lease vehicles                      4,784.2       2,974.1
 Proceeds from sales of receivables                           2,763.9             0
 Cash received from donation of TARIC                           181.8             0
 Net change in wholesale receivables                         (1,168.4)     (1,849.9)
 Other                                                         (140.0)        498.1
                                                           ----------    ----------
   Net cash used in investing activities                     (9,099.8)     (9,531.9)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     6,168.2       6,056.0
 Principal payments on long-term debt                        (3,581.4)     (2,808.3)
 Change in short-term debt, net                                 577.8       2,300.7
 Other                                                          264.5          98.2
                                                           ----------    ----------
   Net cash provided by financing activities                  3,429.1       5,646.6
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                      0.5           1.1
                                                           ----------    ----------
   Net change in cash and cash equivalents                     (212.7)        338.8

Cash and cash equivalents, beginning of period                1,355.9         292.0
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $  1,143.2    $    630.8
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  2,437.2    $  2,250.3
 Taxes (refunded)/paid                                         (299.0)         73.9


Certain amounts for First Half 1995 have been restated to reflect changes adopted in subsequent periods.
The accompanying notes are an integral part of the financial statements.
/TABLE

<PAGE 5>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements

Note 1. Finance Receivables, Net (in millions)

                                                  June 30,   December 31,   June 30,
                                                    1996         1995         1995
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  42,348.1  $  38,350.0  $  37,875.6
Wholesale                                          15,783.8     16,506.9     17,123.1
Diversified                                         3,175.7      2,225.4      2,260.9
Other                                               4,891.3      4,630.6      4,574.5
                                                -----------  -----------  -----------

   Total finance receivables                       66,198.9     61,712.9     61,834.1

Less allowance for credit losses                     (697.2)      (669.1)      (640.9)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  65,501.7  $  61,043.8  $  61,193.2
                                                ===========  ===========  ===========
/TABLE

<PAGE 6>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    Notes To Financial Statements (continued)


Note 2. Debt (in millions)

                                                       June 30,   December 31,  June 30,
                                                         1996        1995         1995
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  35,491.7  $  34,978.3 $  35,379.8
 Other short-term debt*                                  1,609.7      1,523.1     1,299.5
                                                     -----------  ----------- -----------
   Total short-term debt                                37,101.4     36,501.4    36,679.3

 Senior notes payable
  within one year                                        6,422.1      6,626.9     5,435.6
                                                     -----------  ----------- -----------
   Total payable within
     one year                                           43,523.5     43,128.3    42,114.9
                                                     -----------  ----------- -----------
                               June 30, 1996
                       ----------------------------
                       Weighted Average
                       Interest Rates**  Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Unsecured senior notes
  Notes***                    6.78%      1997-2048      38,633.3     36,003.6    34,096.0
  Debentures                  2.82       2001-2005          72.9         29.1           0
  Unamortized
   premium                                                   1.7          6.1         4.1
                                                     -----------  ----------- -----------
   Total payable
   after one year                                       38,707.9     36,038.8    34,100.1
                                                     -----------  ----------- -----------
   Total debt                                        $  82,231.4  $  79,167.1 $  76,215.0
                                                     ===========  =========== ===========


  * Includes $43.5 million, $35.9 million, and $0 million with an affiliated company at
    June 30, 1996, December 31, 1995, and June 30, 1995, respectively.
 ** Rates were variable on about 22.0% of the debt payable after one year including the effects of interest rate swap agreements.
*** Includes $1,185.4 million, $1,174.4 million, and $1,059.4 million with an affiliated company at June 30, 1996, December 31, 1995, and June 30, 1995, respectively.
/TABLE

<PAGE 7>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         Notes To Financial Statements


Note 3. Equity Investment in Ford Holdings

On February 28, 1996, Ford Holdings, Inc. ("FHI") purchased substantially all of Ford Credit's common stock interest in FHI. The final valuation was determined as $2,949.0 million. FHI issued a promissory note to Ford
Credit for the purchase amount. On April 2, 1996, Ford Credit received a cash payment on the note of $1,032.0 million. The excess of the market value of the FHI investment over the book value ($1,296.2 million) is included in paid in surplus. The unpaid portion of the promissory note ($1,917.0 million) is reflected as a reduction to stockholder's equity. Additionally, The American Road Insurance Company ("TARIC") was contributed to Ford Credit on March 29, 1996. The transaction was recorded by Ford Credit at Taric's book value and is included in paid in surplus. A reconciliation of paid in surplus is as follows:

                                       Paid in Surplus
                                       ---------------
                                        (in millions)
Balance at December 31, 1995              $    917.3

Add:
  Excess of market value over
  book value of FHI common stock             1,296.2
  Contribution of TARIC                        563.8
                                          ----------

Balance at June 30, 1996                  $  2,777.3
                                          ==========


Note 4.  Transactions with Affiliated Companies

On June 28, 1996, Ford Credit transferred Budget Rent a Car Corporation ("BRAC") preferred stock to Ford FSG, Inc. ("FFSGI") as a dividend. Also, Ford Credit wrote down a portion of the BRAC receivables and received payment from FFSGI on July 11, 1996, the guarantor of the receivables.
<PAGE 8>


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORD CREDIT SECOND QUARTER 1996 RESULTS OF OPERATIONS


Ford Credit's consolidated net income for the second quarter of 1996 was $332 million, down $9 million or 3% compared with $341 million in the second quarter of 1995. Compared with results from a year ago, the decrease in net income reflects primarily an increase in credit losses, and lower income resulting from the repurchase in the first quarter by Ford Holdings, Inc. ("FHI") of substantially all of the shares of FHI common stock owned by Ford
Credit. Higher portfolio net interest margins and a higher level of earning assets were a partial offset.

The deterioration in credit losses reflects an increase in repossession rates and an increase in losses per repossession reflecting a weaker used vehicle market. Credit losses as a percent of average net finance receivables including net investment in operating leases were 0.60% in the second quarter of 1996 compared with 0.37% in the second quarter of 1995.

The higher net interest margins reflect higher portfolio yields on finance receivables and operating leases and a decrease in U.S. portfolio borrowing rates from 6.7% to 6.4%. The increase in earning assets reflects a higher level of operating leases and retail installment sale receivables, offset partially by a lower level of wholesale receivables, primarily resulting from lower dealer stock levels. Total net finance receivables and net investment in operating leases at June 30, 1996 were $93.0 billion, up $9.2 billion or 11% from a year earlier. Depreciation expense on operating leases in the second quarter of 1996 was $1,315 million, up $59 million or 5% compared with the second quarter of 1995. The increase in depreciation expense reflects the higher levels of operating leases and is more than offset by higher revenue earned from the increased volume of lease contracts.

During the second quarter of 1996, Ford Credit financed 40.8% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 36.1% in the second quarter of 1995. The increase resulted from higher levels of retail installment sale financing and operating lease financing, partially offset by lower levels of lease financing extended to leasing companies and daily rental companies. Ford Credit provided retail financing for 786,000 new and used vehicles in the United States, up 19% from a year ago. Ford Credit also provided wholesale financing for 81.0% of Ford Motor Company factory sales to U.S. car and truck dealers during the quarter, compared with 80.6% in the same period a year ago.


FORD CREDIT FIRST HALF 1996 RESULTS OF OPERATIONS.

For the first half of 1996, Ford Credit's consolidated net income was $625 million, down $4 million or 1% from $629 million in the first half of 1995. The factors affecting financing profits during the first half of 1996 were the same as those affecting second quarter results discussed above.

During the first half of 1996, Ford Credit provided retail financing for 39.7% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 36.3% in the same period a year ago. The increase resulted from higher levels of retail installment sale financing partially offset by lower levels of lease financing extended to leasing companies and daily rental companies. Ford Credit provided U.S. retail financing for 1,464,000 new and used vehicles compared with 1,235,000 vehicles in the first half of 1995. Ford Credit also provided wholesale financing for 79.2% of Ford Motor Company factory sales to U.S. car and truck dealers during the first half of 1996, equal to the share during the same period last year.

NEW ACCOUNTING STANDARD

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities , effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Ford Credit will adopt this accounting standard on January 1, 1997. The impact of the adoption of this accounting standard on Ford Credit's results has not been determined.

<PAGE 9>
FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES


Ford Credit's outstanding debt at June 30, 1996 and at the end of each of the last five years was as follows:

                                                        December 31
                             June 30, -------------------------------------------
                              1996      1995     1994     1993     1992     1991
                             -------  -------  -------  -------  -------  -------
                                                 (in millions)

Commercial paper & STBA's(a) $35,492  $35,038  $33,300  $24,506  $21,210  $18,232
Other short-term debt (b)      1,610    1,463    1,065    1,001    1,785    1,642

Long-term debt (including
  current portion)(c)         45,130   42,666   36,075   33,292   26,961   28,455
                             -------  -------  -------  -------  -------  -------

Total debt                   $82,232  $79,167  $70,440  $58,799  $49,956  $48,329
                             =======  =======  =======  =======  =======  =======

                               1996     1995     1994     1993     1992     1991
                             -------  -------  -------  -------  -------  -------
Memo:
 Total support facilities     $26.8    $27.4    $22.3    $16.9    $13.9    $13.8
 (billions -- as of
 July 1, 1996 and
 December 31, 1995-1991,
 respectively)

- - - - - -
(a) Short-term borrowing agreements with bank trust departments.
(b) Includes $43.5 million, $36 million, $150 million, and $800 million with affiliated companies at June 30, 1996, December 31, 1995, December 31, 1993, and
    December 31, 1992, respectively.
(c) Includes $1,185 million and $1,174 million with affiliated companies at June 30, 1996 and December 31, 1995, respectively.

Support facilities represent additional sources of funds, if required. At July 1, 1996, Ford Credit had approximately $26.8 billion of contractually committed facilities for use (which included $7.5 billion of Ford bank lines that may be used either by Ford Credit or Ford at Ford's option). These facilities have various maturity dates through June 2001. Up to $19.3 billion ($26.8 billion with Ford's approval) may be used, at Ford Credit's option, by its subsidiaries in Canada, Australia, Mexico, Japan and Puerto Rico. Any such borrowing will be guaranteed by Ford Credit.

<PAGE 10>                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None to Report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information


                                   INFORMATION CONCERNING FORD


Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended June 30, 1996 and 1995 (in millions except amounts per share):

                                           Second Quarter           First Half
                                            -------------       ----------------
                                            1996     1995         1996     1995
                                            ----     ----         ----     ----
Sales and revenues                        $37,937  $36,389      $74,198  $71,172

Total costs and expenses a/                36,033   33,766       71,167   66,031
Operating income                            1,904    2,623        3,031    5,141
Automotive net interest income                  7       42           19       83
Automotive equity in net income
 of affiliated companies                       77       19           25       39
Gain on sale of The Associates'
 Common Stock b/                              650        -          650        -
Income before income taxes                  2,638    2,684        3,725    5,263
Provision for income taxes                    694    1,053        1,107    2,041
Minority interests in net income
 of subsidiaries                               41       59           62      100

Net income                                $ 1,903  $ 1,572      $ 2,556  $ 3,122

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                          $  1.60  $  1.45      $  2.15  $  2.89


Income per share
 assuming full dilution                   $  1.56  $  1.30      $  2.10  $  2.59

Cash Dividends per share                  $  0.35  $  0.31      $  0.70  $  0.57


a/ Includes write-down of investment in Budget Rent a Car Corporation
   ($700 million before taxes and $437 million after taxes).

b/ The gain was not subject to income taxes.

<PAGE 11>

SECOND QUARTER 1996 RESULTS OF OPERATIONS - FORD

Overview

Ford earned $1,903 million, or $1.56 per share of Common and Class B Stock (fully diluted), in second quarter 1996. This compares with $1,572 million, or $1.30 per share (fully diluted), in second quarter 1995. Results in second quarter 1996 included a one-time net gain of $213 million, or $0.18 per share, relating to gain on sale of Associates First Capital Corporation's ("The Associates") common stock and write-down of Ford's investment in Budget
Rent a Car Corporation ("BRAC") (discussed below). The Company's worldwide sales and revenues were $37.9 billion, up $1.5 billion from a year ago. Vehicle unit sales of cars and trucks were 1,810,000, down 1,000 units. Stockholders' equity was $25.8 billion at June 30, 1996, compared with $24.5 billion at December 31, 1995.

Automotive Operations

Ford's worldwide Automotive operations earned $1,108 million in second quarter 1996 on sales of $30.7 billion, compared with $1,100 million in second quarter 1995 on sales of $29.9 billion. After-tax return on sales was 3.7% in second quarter 1996, equal to a year ago.

In the U.S., Automotive operations earned $697 million in second quarter 1996 on sales of $19.5 billion, compared with $663 million a year ago on sales of $19.4 billion. Despite a small decline in unit sales, the increase in earnings was explained by higher margins (reflecting improved sales mix) and increased operating cost efficiencies; higher product costs were a partial offset.

In second quarter 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.5 million units, compared with 14.7 million units in second quarter 1995. Ford's combined car and truck market share was 24.8% in second quarter 1996, down 1.4 points from a year ago, and down 8/10 of a point from full year 1995, reflecting primarily planned lower sales to daily rental companies.

Outside the U.S., Automotive operations earned $411 million in second quarter 1996 on sales of $11.2 billion, compared with $437 million a year ago on sales of $10.5 billion. The decline reflected primarily lower results in Europe and a loss in Brazil, offset partially by increased earnings at most other activities.

European Automotive operations earned $196 million in second quarter 1996, compared with $319 million in second quarter 1995. The decline reflected primarily a leaner product line mix and higher product costs.

In second quarter 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was 14.3 million units, compared with 13.7 million units in second quarter 1995. Ford's combined car and truck market share was 12% in second quarter 1996, down 2/10 of a point from a year ago, and down 3/10 of a point from full year 1995.

In the Asia Pacific region, Ford earned $174 million in second quarter 1996, compared with $78 million a year ago. The improvement reflected primarily Ford's equity in net income of Mazda. In South America, Ford had a loss of $69 million in second quarter 1996, compared with a profit of $19 million a year ago. The lower results reflected primarily a loss for operations in Brazil, which continued to be affected by the lack of a domestically produced small car. The Company has reestablished manufacturing capacity in Brazil for small cars and, during May 1996, began producing a version of the Ford Fiesta. This should assist in improving Ford's performance in Brazil in second half 1996, compared with first half 1996.

Financial Services Operations

The Company's Financial Services operations earned $795 million in second quarter 1996, compared with $472 million in second quarter 1995. Results in second quarter 1996 included a one-time net gain of $213 million relating to gain on sale of The Associates' common stock and write-down of Ford's investment in BRAC (discussed below). Excluding the one-time net gain, Financial Services operations earned a record $582 million. The improvement also reflected record earnings at The Associates, USL Capital Corporation ("USL Capital") and The Hertz Corporation ("Hertz"), offset partially by lower results at Ford Credit.
<Page 12>

For a discussion of Ford Credit's operations in second quarter 1996, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit Second Quarter 1996 Results of Operations." In addition, International operations managed by Ford Credit, but not included in its consolidated results, earned $61 million in second quarter 1996, compared with $66 million a year ago.

The Associates earned a record $200 million in second quarter 1996 (Ford's share was $177 million), compared with $162 million a year ago. The increase reflected higher levels of earning assets, improved operating cost performance and improved net interest margins, offset partially by higher credit losses.

USL Capital earned a record $41 million in second quarter 1996, compared with $30 million a year ago. The increase reflected higher levels of earning assets, higher gains on asset sales and improved net interest margins.

Hertz earned a record $40 million in second quarter 1996, compared with $20 million a year ago. The increase reflected rate increases in car rental operations, higher volume in car rental and construction equipment rental and sales operations, and lower interest costs.

One-Time Actions

The Company recorded a pre-tax charge in second quarter 1996 totaling $700 million ($437 million after taxes) to recognize the estimated value of its outstanding notes receivable from, and preferred stock investment in, BRAC. The write-down resulted from conclusions reached in a recent study of Ford's rental car business strategy. In accordance with SFAS 114, the notes receivable write-down reflected primarily the unsecured portion of financing provided to BRAC by Ford. The preferred stock write-down reflected recognition of the fair value of Ford's investment. Subject to governmental review, the Company also intends to acquire all of the outstanding common stock of BRAC at a future date.

During May 1996, The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates (the "IPO"). The Company recorded in second quarter 1996 a non-operating gain of $650 million resulting from the IPO, to recognize the excess of the net proceeds from the IPO over the proportionate share of the Company's investment in The Associates. The gain was not subject to income taxes.

On July 1, 1996, USL Capital sold its vehicle fleet leasing business to The Associates for $901 million and, on July 31, 1996, sold its rail services business to First Union Rail Corp. for $957 million (subject to post-closing adjustments). In addition, during July 1996, USL Capital sold assets in its municipal and corporate financing business valued at about $1.2 billion, and assets valued at about $1 billion were sold from Ford Credit's portfolio of municipal and corporate securities that had been managed by USL Capital. Also, Ford and BankAmerica
Corporation recently announced that an agreement had been reached (1) for the sale of all the assets of USL Capital's transportation and industrial financing business to BankAmerica Leasing and Capital Corporation for approximately $1.8 billion and (2) for affiliates of Ford Credit, USL Capital and BankAmerica to enter into a partnership to which will be contributed approximately $1.7 billion of nonautomotive financing assets currently owned by Ford Credit and managed by USL Capital. During second half 1996, USL Capital intends to sell its remaining businesses. The effect of these transactions, including the sale of USL Capital's remaining businesses, on the Company's consolidated financial statements is not expected to be material.

The Company recently announced plans to offer special early retirement and voluntary separation packages to selected U.S. salaried employees over the next several months. These programs are voluntary -- no layoffs of salaried employees are planned. There will be a charge to earnings in second half 1996 for these programs; the amount will depend on the number and timing of acceptances but is presently estimated to range from $200 million to $300 million after taxes.

<Page 13>

Outlook

Results for second quarter 1996 are higher compared with the year ago period for the first time in four quarters. Results were dampened in second half 1995 and first half 1996 primarily by costs associated with high-volume product launches and the effect of dealer inventory rebalancing. At this point, the peak in launch costs has passed, ongoing cost reductions are taking effect, and dealer inventories are in line with industry demand. It is expected that the economy will continue to be healthy, with a sustainable rate of growth and moderate inflation. The Company expects U.S. car and truck industry sales to total 15.5 million units in the full year, compared with
15.1 million units in 1995. In Europe, car and truck industry sales are expected to total 14 million units, compared with 13.4 million units in 1995. Stable external factors, in combination with the continued success of a strong product line-up and ongoing efforts to improve profitability, are expected to result in earnings for the second half and full year that are higher than the year ago period.

Factors that could affect these projections unfavorably include an unexpected decline in the U.S. economy (or other major markets) resulting in lower industry volumes, a significant increase in interest rates, significant changes in currency exchange rates, or work stoppages resulting from the failure to negotiate new labor agreements with the United Automobile Workers or the Canadian Automobile Workers.

FIRST HALF 1996 RESULTS OF OPERATIONS - FORD

Overview

Ford earned $2,556 million, or $2.10 per share of Common and Class B Stock (fully diluted), in first half 1996. This compares with $3,122 million, or $2.59 per share (fully diluted), in first half 1995. Results in first half 1996 included a one-time net gain of $213 million relating to gain on sale of The Associates' common stock and write-down of Ford's investment in BRAC (discussed above). The Company's worldwide sales and revenues were $74.2 billion, up $3 billion from a year ago. Vehicle unit sales of cars and trucks were 3,448,000, down 133,000 units or 4%.

Automotive Operations

Ford's worldwide Automotive operations earned $1,250 million in first half 1996 on sales of $60.1 billion, compared with $2,241 million in first half 1995 on sales of $58.5 billion. After-tax return on sales was 2.1% in first half 1996, down 1.8 points from a year ago.

<Page 14>

In the U.S., Automotive operations earned $745 million in first half 1996 on sales of $38.3 billion, compared with $1,488 million a year ago on sales of $38.9 billion. The decline in earnings was explained by lower unit volume (reflecting dealer inventory rebalancing) and costs associated with introducing high-volume new products; increased operating cost efficiencies were a partial offset.

In first half 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.6 million units, compared with 14.9 million units a year ago. Ford's combined car and truck market share was 25.3% in first half 1996, down 1.2 points from a year ago, and down 3/10 of a point from full year 1995, reflecting primarily planned lower sales to daily rental companies.

Outside the U.S., Automotive operations earned $505 million in first half 1996 on sales of $21.8 billion, compared with $753 million a year ago on sales of $19.6 billion. The decline reflected primarily lower results in Europe and a loss in Brazil.

European Automotive operations earned $269 million in first half 1996, compared with $484 million in first half 1995. The decline reflected primarily a leaner product line mix and costs associated with introducing high-volume new products.

In first half 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was 14.2 million units, compared with
13.6 million units a year ago. Ford's combined car and truck market share was 12.1% in first half 1996, down 2/10 of a point from a year ago and full year 1995.

Outside the U.S. and Europe, Automotive operations earned $236 million in first half 1996, compared with $269 million a year ago. The decrease reflected primarily a loss for operations in Brazil, as described in the discussion of second quarter results of operations.

Financial Services Operations

The Company's Financial Services operations earned $1,306 million in first half 1996, compared with $881 million in first half 1995. Results in first half 1996 included a one-time net gain of $213 million relating to gain on sale of The Associates' common stock and write-down of Ford's investment in BRAC (discussed above). The improvement also reflected record earnings at The Associates and USL Capital, and higher earnings at Hertz, offset partially by lower results at Ford Credit.

For a discussion of Ford Credit's operations in first half 1996, see
Item 2. "Managements Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Half 1996 Results of Operations."
In addition, International operations managed by Ford Credit, but not included in its consolidated results, earned $129 million in first half 1996, compared with $131 million a year ago.

The Associates earned a record $392 million in first half 1996 (Ford's share was $369 million), compared with $330 million a year ago. USL Capital earned a record $81 million in first half 1996, compared with $56 million a year ago. Hertz earned $48 million in first half 1996, compared with $19 million a year ago. These changes reflected primarily the same factors as those described in the discussion of second quarter results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations

Automotive cash and marketable securities were $15.2 billion at June 30, 1996, up $2.8 billion from December 31, 1995. The amount of cash and marketable securities is expected to decline during third quarter 1996 because of planned lower production volume, reflecting normal seasonal factors. The Company paid $857 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first half 1996.

Automotive capital expenditures were $3.6 billion in first half 1996, down $382 million from the same period a year ago. For full year 1996, Ford's spending for product change is projected to be about the same compared with 1995; however, as a percent of sales, such spending is expected to be at lower levels.
<Page 15>


Automotive debt at June 30, 1996 totaled $6.8 billion, which was 20% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 22% of total capitalization, at December 31, 1995.

At July 1, 1996, Ford had long-term contractually committed global credit agreements under which $8.3 billion is available from various banks through June 30, 2001. The entire $8.3 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.3 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at July 1, 1996.

Financial Services Operations

Financial Services cash and investments in securities totaled $6.3 billion at June 30, 1996, down $987 million from December 31, 1995.

Net receivables and lease investments were $162.5 billion at June 30, 1996, up $12.8 billion from December 31, 1995. The increase reflected continued growth in earning assets at Ford Credit and The Associates.

Total debt was $151.9 billion at June 30, 1996, up $10.5 billion from December 31, 1995. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit, The Associates and Hertz, and to fund the payment to holders of FHI's voting preferred stock; the preferred stock was canceled in December 1995.

At July 1, 1996, Financial Services had a total of $49.8 billion of contractually committed support facilities. Of these facilities, $23.6 billion (excluding the $8.3 billion of Ford's credit facilities) are contractually committed global credit agreements under which $19.3 billion and $4.3 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 76%, respectively, of such facilities are available through June 30, 2001. The entire $19.3 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.3 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At July 1, 1996, none of the Ford Credit global facilities were in use; $669 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at July 1, 1996 consisted of $23.6 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.6 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 1996, approximately $1.8 billion of these facilities were in use.


LEGAL PROCEEDINGS - FORD

With respect to the patent infringement lawsuit in federal court in Nevada in which an individual patent owner (Lemelson) is seeking damages and an injunction for alleged infringement of four U.S. patents characterized as covering machine vision inspection technologies, including bar code reading, referred to in the 10-K Report in Ford Credit's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, on June 5, 1996, Lemelson filed a motion for reconsideration of the district court judge's entry of an order which adopted the magistrate judge's recommendation and granted Ford's motion to dismiss the case.

With respect to the purported class action lawsuits seeking economic damages that have been brought on behalf of all Bronco II owners in the U.S., referred to in the 10-K Report, there are currently ten such suits pending. The federal Panel on Multidistrict Litigation has consolidated seven of the lawsuits. Of the three cases that have not been consolidated, one of the cases remains pending in state court in Alabama, one of the lawsuits is pending in a Texas state court, and the remaining case is on appeal in Eleventh Circuit U.S. Court of Appeals.

<Page 16>

With respect to the seven purported class action lawsuits involving an alleged defective ignition switch equipped on numerous Ford vehicle lines, referred to in the 10-K Report, six additional such suits have been filed. Two of the lawsuits purport to include a statewide class, and the remaining eleven lawsuits are nationwide in scope. Six of the lawsuits have been consolidated for class certification proceedings in federal court in Camden, New Jersey. Five of the cases are pending in various federal courts around the country, and Ford has moved to have them consolidated with the six cases pending in the New Jersey federal court. One of the cases is pending in state court in Texas after being remanded from a federal Texas court and one is pending in state court in Alabama.

Six purported class action lawsuits, one filed in February 1996 and five in June 1996, have been brought on behalf of purchasers or lessees of Ford manufactured vehicles with distributor-mounted thick film ignition (TFI) modules. The plaintiffs allege that vehicles with the distributor-mounted TFI modules are defective due to a propensity to fail when subjected to overheating, which causes the engine to stumble, stall, or not start. The lawsuits were filed in state courts in Tennessee, California, Washington, Illinois, Maryland, and Alabama. The lawsuits in Washington, Illinois, Maryland and Alabama have been removed to federal court. The California lawsuit was removed, but was subsequently remanded to state court. The plaintiffs seek pre- and post-judgment interest, attorney fees, disgorgement of all "ill gotten profits", compensatory damages, punitive damages and the recall and retrofit of all vehicles with the allegedly defective TFI modules. If the plaintiffs were to prevail in these lawsuits, Ford could be required to pay substantial damages.


GOVERNMENTAL STANDARDS - FORD

Mobile Source Emissions Control -- European Requirements. With respect to the discussion of European vehicle emission control standards in the 10-K Report, the European Commission published a draft Stage III Directive on June 19, 1996. This draft includes a new framework for emission-related fiscal incentives for the early introduction of vehicles capable of meeting Stage III standards before 2000 and vehicles capable of meeting newly proposed and even more stringent indicative limit values before 2005. The draft directive provides that prior to December 31, 1998 a technical feasibility and cost-effectiveness study will be conducted to determine appropriate mandatory standards for 2005.

Motor Vehicle Fuel Economy. With respect to the international concerns over global warming due to the emission of "greenhouse gasses", such as carbon dioxide ("CO2") emitted by motor vehicles, discussed in the 10-K
Report, during a July 1996 meeting of the parties to the U.N. Climate Control Convention, the U.S. indicated its conceptual support for amending the agreement among the parties to incorporate binding emission reduction levels. If such an amendment were adopted, it could require Ford to curtail or eliminate the production and sale of large and luxury cars and most truck models, which would have a substantial adverse effect on Ford's sales volumes and profits.

With respect to the discussion of European proposals to reduce the average CO2 emissions from new cars in the 10-K Report, the Council of Environmental Ministers of June 25-26, 1996 declared that an agreement with the automobile industry in combination with market incentives and consumer information should be priority actions for reducing CO2 emissions. The Council affirmed as a medium-term objective an average of CO2-emission value for new cars of 120 grams per kilometer. Recognizing that this may not be achievable by 2005, the Council directed the European Commission to consider intermediate objectives for 2005 and extension of the 120 grams per kilometers target until 2010. The Council also directed the European Commission to report back by the end of 1996 on the progress of discussions with the automobile industry about a possible agreement for reducing average new car CO2 emissions limit values.

With respect to the discussion of the voluntary pledge offered by French automobile manufacturers for the reduction of average CO2 emissions from new cars in the 10-K Report, the French government has not accepted the pledge offered by the French automobile manufacturers, but is continuing
discussions with them on appropriate strategies for CO2 reductions.
<PAGE 17>

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index on page 18.

           (b)  Reports on Form 8-K during the quarter ended June 30, 1996:

                                                    FINANCIAL
DATE OF REPORT             ITEM                 STATEMENTS FILED
- --------------     ---------------------        ----------------
April 17, 1996     Item 5 - Other Events        Consolidated Financial
                                                Statements and Management's
                                                Discussion and Analysis of
                                                Financial Condition and
                                                Results of Operations for
                                                the first quarter of 1996
                                                of Ford Motor Credit Company
                                                and News release dated April
                                                17, 1996 of Ford Motor
                                                Company and subsidiaries
                                                for the quarter ended
                                                March 31, 1996, with
                                                attachments.




                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ Kenneth J. Coates
August 2, 1996                       --------------------------
                                     Kenneth J. Coates
                                     Executive Vice President - Finance
                                     (Chief Financial Officer)

<PAGE 18>

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at June 30, 1996 and 1995, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended June 30, 1996. These financial statements are the responsibility of the company's management.

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

Detroit, Michigan
July 15, 1996

<PAGE 19>

                  FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                              EXHIBIT INDEX


Sequential
Designation                   Description                 Method of Filing
- -----------                   ------------                -----------------

12-A                          Calculation of ratio of     Filed with this
                              earnings to fixed charges   Report.
                              of Ford Credit.

12-B                          Calculation of ratio of     Filed with this
                              earnings to fixed charges   Report.
                              of Ford.

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              August 2, 1996,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule.    Filed with this
                                                          Report.