Form 10-Q
period 1996-09-30
FORD MOTOR CREDIT CO
filed 1996-11-04
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of October 31, 1996.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                   PAGE 1 OF 21
          EXHIBIT INDEX APPEARS AT PAGE 18.
<PAGE 2>
                FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                For the Periods Ended September 30, 1996 and 1995
                                 (in millions)

                                               Third Quarter             Nine Months
                                              1996        1995        1996         1995
                                           ---------   ----------  ----------  ----------
                                                 (Unaudited)             (Unaudited)
Financing Revenue
 Operating leases                          $ 1,983.1   $  1,809.0  $  5,831.1  $  5,188.1
 Retail                                      1,049.4        935.7     2,977.4     2,657.5
 Wholesale                                     249.9        318.4       855.1     1,061.3
 Diversified                                     7.1         39.2        81.4       109.0
 Other                                          90.4         82.6       273.3       247.9
                                           ----------  ----------  ----------  ----------
    Total financing revenue                  3,379.9      3,184.9    10,018.3     9,263.8

Insurance premium earned                        74.7            0       157.6           0
Investment and other income                    181.4        145.7       531.7       379.9
                                           ----------  ----------  ----------  ----------
    Total revenue                            3,636.0      3,330.6    10,707.6     9,643.7

Expenses
 Depreciation on operating leases            1,311.9      1,303.8     3,930.6     3,744.2
 Interest expense                            1,261.0      1,222.2     3,827.1     3,623.9
 Operating expenses                            264.0        242.1       818.8       712.4
 Provision for credit losses                   267.8        132.9       628.2       289.4
 Loss and loss adjustment expense               50.9            0       108.6           0
 Amortization of policy acquisition cost        18.3            0        36.8           0
                                           ----------  ----------  ----------  ----------
    Total expenses                           3,173.9      2,901.0     9,350.1     8,369.9
                                           ----------  ----------  ----------  ----------
Equity in net income of affiliated
  companies                                      0.9         67.7        50.7       174.7

Income before income taxes                     463.0        497.3     1,408.2     1,448.5

Provision for income taxes                     158.0        136.2       467.6       451.5
                                           ----------  ----------  ----------  ----------
Income before minority interest                305.0        361.1       940.6       997.0

Minority interest in net income of
  subsidiaries                                   5.7          3.7        16.3        10.5
                                           ----------  ----------  ----------  ----------
Net income                                     299.3        357.4       924.3       986.5

Earnings retained for use in
  the business
 Beginning of period                         6,944.8      6,478.3     6,643.8     5,849.2
 Dividends                                    (250.0)      (350.0)     (574.0)     (350.0)
                                           ----------  ----------  ----------  ----------
 End of period                             $ 6,994.1   $  6,485.7  $  6,994.1  $  6,485.7
                                           ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.

<PAGE 3>


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                             September 30,  December 31, September 30,
                                                  1996          1995          1995
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $   3,361.4   $   1,355.9   $     564.3
 Investments in securities                        1,305.2       1,914.1       1,761.1
 Finance receivables, net (Note 1)               63,179.5      61,043.8      59,280.2
 Net investment, operating leases                28,669.6      24,810.8      23,890.4
 Accounts and notes receivable from
  affiliated companies (Note 3)                     621.3         420.7         302.6
 Equity in net assets of affiliated
  companies (Note 3)                                 96.3       1,728.0       1,617.0
 Other assets                                     2,703.5       3,293.4       2,635.7
                                              -----------   -----------   -----------
      Total assets                            $  99,936.8   $  94,566.7   $  90,051.3
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   1,998.5   $   1,579.4   $   1,447.3
    Affiliated companies                            602.2         608.7         431.5
                                              -----------   -----------   -----------
      Total accounts payable                      2,600.7       2,188.1       1,878.8

 Debt (Note 2)                                   82,155.9      79,167.1      75,512.3
 Deferred income taxes                            3,899.1       3,027.0       2,920.8
 Other liabilities and deferred income            2,089.1       1,913.6       1,681.1
 Unearned insurance premiums                        373.3             0             0
                                              -----------   -----------   -----------
      Total liabilities                          91,118.1      86,295.8      81,993.0

Minority interest in net assets of
  subsidiaries                                      948.4         717.2         654.8

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by
  stockholder) (Note 3)                           2,777.3         917.3         917.3
 Note receivable from affiliated company
  (Note 3)                                       (1,917.0)            0             0
Unrealized gain on marketable
  securities, net of taxes                           48.3          30.9          23.0
 Foreign-currency translation adjustments           (57.4)        (63.3)        (47.5)
 Earnings retained for use in the business        6,994.1       6,643.8       6,485.7
                                              -----------   -----------   -----------

      Total stockholder's equity                  7,870.3       7,553.7       7,403.5
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $  99,936.8   $  94,566.7   $  90,051.3
                                              ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

<PAGE 4>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                For the Periods Ended September 30, 1996 and 1995
                                  (in millions)

                                                                 Nine Months
                                                             1996           1995
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    924.3    $    986.5
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                   628.2         289.4
  Depreciation and amortization                               4,160.8       3,909.8
  Gain on sales of finance receivables                          (22.9)        (12.8)
  Equity in net income of affiliates                            (50.7)       (174.7)
  Deferred income taxes                                         836.3         513.4
  Changes in the following items
   Other assets                                               1,788.8           9.8
   Other liabilities                                            326.4         229.2
 Other                                                         (197.9)         17.0
                                                           ----------    ----------
   Net cash provided by operating activities                  8,393.3       5,767.6
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables (other than wholesale)     (25,584.6)    (21,303.6)
 Collection of finance receivables (other than wholesale)    18,130.3      16,756.7
 Purchase of operating lease vehicles                       (15,389.3)    (12,608.0)
 Liquidation of operating lease vehicles                      7,564.1       4,377.1
 Purchase of investment securities                           (4,106.8)            0
 Proceeds from sale of investment securities                  6,522.8             0
 Proceeds from sales of receivables                           1,010.2       2,728.3
 Cash received from donation of TARIC                           181.8             0
 Net change in wholesale receivables                          2,329.2          11.9
 Other                                                         (170.5)       (192.8)
                                                           ----------    ----------
   Net cash used in investing activities                     (9,512.8)    (10,230.4)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     9,972.5       7,858.3
 Principal payments on long-term debt                        (5,304.5)     (3,993.9)
 Change in short-term debt, net                              (1,550.0)        943.4
 Cash dividends paid                                           (250.0)       (350.0)
 Other                                                          256.4         274.1
                                                           ----------    ----------
   Net cash provided by financing activities                  3,124.4       4,731.9
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                      0.6           3.2
                                                           ----------    ----------
   Net change in cash and cash equivalents                    2,005.5         272.3

Cash and cash equivalents, beginning of period                1,355.9         292.0
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $  3,361.4    $    564.3
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  3,789.9    $  3,531.3
 Taxes (refunded)/paid                                         (282.2)         52.8

The accompanying notes are an integral part of the financial statements.

<PAGE 5>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements


Note 1. Finance Receivables, Net (in millions)

                                               September 30, December 31, September 30,
                                                    1996         1995         1995
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  43,639.0  $  38,350.0  $  38,868.1
Wholesale                                          14,198.1     16,506.9     14,389.0
Diversified                                         1,916.7      2,225.4      2,267.5
Other                                               4,252.5      4,630.6      4,401.2
                                                -----------  -----------  -----------

   Total finance receivables                       64,006.3     61,712.9     59,925.8

Less allowance for credit losses                     (826.8)      (669.1)      (645.6)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  63,179.5  $  61,043.8  $  59,280.2
                                                ===========  ===========  ===========

<PAGE 6>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    Notes To Financial Statements (continued)



Note 2. Debt (in millions)

                                                   September 30, December 31, September 30,
                                                        1996         1995        1995
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  32,776.3  $  34,978.3 $  34,024.6
 Other short-term debt*                                  1,712.3      1,523.1     1,412.7
                                                     -----------  ----------- -----------
   Total short-term debt                                34,488.6     36,501.4    35,437.3

 Senior notes payable
   within one year**                                     6,197.1      6,626.9     6,493.5
                                                     -----------  ----------- -----------
   Total payable within
     one year                                           40,685.7     43,128.3    41,930.8
                                                     -----------  ----------- -----------

                            September 30, 1996
                       ----------------------------
                       Weighted Average
                       Interest Rates*** Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Unsecured senior notes
  Notes****                  6.79%       1997-2048      41,403.8     36,003.6    33,572.4
  Debentures                 2.82%       2001-2005          71.8         29.1           0
  Unamortized
   (discount)/premium                                       (5.4)         6.1         9.1
                                                     -----------  ----------- -----------
   Total payable
   after one year                                       41,470.2     36,038.8    33,581.5
                                                     -----------  ----------- -----------
   Total debt                                        $  82,155.9  $  79,167.1 $  75,512.3
                                                     ===========  =========== ===========

<Page 6>

   * Includes $50.3 million, $35.9 million, and $0 million with affiliated companies at September 30, 1996, December 31, 1995, and September 30, 1995, respectively.

  ** Includes $493 million, $0 million, and $0 million with affiliated companies at September 30, 1996, December 31, 1995, and September 30, 1995, respectively.

 *** Rates were variable on 22.4% of the debt payable after one year including the effects of interest rate swap agreements.

**** Includes $3,894.4 million, $1,174.4 million, and $1,149 million with an affiliated company at September 30, 1996, December 31, 1995, and September 30, 1995, respectively.

<PAGE 7>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         Notes To Financial Statements


Note 3. Equity Investment in Ford Holdings

On February 28, 1996, Ford Holdings, Inc. (FHI) purchased substantially all of Ford Credit's common stock interest in FHI. The final valuation was determined as $2,949.0 million. FHI issued a promissory note to Ford Credit for the purchase amount. On April 2, 1996, Ford Credit received a cash payment on the note of $1,032.0 million. The excess of the market value of the FHI investment over the book value ($1,296.2 million) is included in paid in surplus. The unpaid portion of the promissory note ($1,917.0 million) is reflected as a reduction to stockholder's equity. Additionally, The American Road Insurance Company ("TARIC") was contributed to Ford Credit on March 29, 1996. The transaction was recorded by Ford Credit at Taric's book value and is included in paid in surplus. A reconciliation of paid in surplus is as follows:

                                       Paid in Surplus
                                       ---------------
                                        (in millions)
Balance at December 31, 1995              $    917.3

Add:
  Excess of market value over
  book value of FHI common stock             1,296.2
  Contribution of TARIC                        563.8
                                          ----------

Balance at September 30, 1996             $  2,777.3
                                          ==========


Note 4.  Transactions with Affiliated Companies

On June 28, 1996, Ford Credit transferred Budget Rent a Car Corporation ("BRAC") preferred stock to Ford FSG, Inc. ("FFSGI") as a dividend. Also, Ford Credit wrote down a portion of the BRAC receivables and received payment from FFSGI on July 11, 1996, the guarantor of the receivables.

<PAGE 8>
                 FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORD CREDIT THIRD QUARTER 1996 RESULTS OF OPERATIONS

Ford Credit's consolidated net income for the third quarter of 1996 was $299 million, down $58 million or 16% compared with $357 million in the third quarter of 1995. Compared with record results from a year ago, the decrease in net income primarily reflects an increase in credit losses, and lower income resulting from the repurchase in the first quarter in 1996 by Ford Holdings of substantially all of the shares of Ford Holdings' common stock owned by Ford Credit. Higher portfolio net interest margins and a higher level of earning assets were a partial offset.

The deterioration in credit losses reflects an increase in repossession rates and an increase in losses per repossession reflecting a weaker used vehicle market. Credit losses as a percent of average net finance receivables including net investment in operating leases were 0.89% in the third quarter of 1996 compared with 0.48% in the third quarter of 1995. Ford Credit expects that the upward trend in increased credit losses will continue through the remainder of 1996.

The higher net interest margins reflect higher portfolio yields on finance receivables and operating leases and a decrease in U.S. portfolio borrowing rates from 6.5% to 6.2%. The increase in earning assets reflects a higher level of operating leases and retail installment sale receivables. Total net finance receivables and net investment in operating leases at September 30, 1996 were $91.8 billion, up $8.6 billion or 10% from a year earlier.

During the third quarter of 1996, Ford Credit financed 35.5% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 38.0% in the third quarter of 1995. The decrease reflected lower levels of retail installment sale financing partially offset by higher levels of operating lease financing and higher levels of lease financing extended to leasing companies and daily rental companies. Ford Credit provided retail financing for 631,000 new and used vehicles in the United States, down 4% from a year ago. Ford Credit also provided wholesale financing for 78.5% of Ford Motor Company factory sales to U.S. car and truck dealers during the quarter, compared with 79.8% in the same period a year ago.

As part of Ford's sale of USL Capital's assets, a portion of Ford Credit's diversified assets, managed by USL Capital, were sold. The sale of the diversified assets did not have a material impact on Ford Credit's third quarter results.

FORD CREDIT FIRST NINE MONTHS 1996 RESULTS OF OPERATIONS

For the first nine months of 1996, Ford Credit's consolidated net income was $924 million, down $62 million from $986 million in 1995. The factors affecting profits during the first nine months of 1996 were the same as those affecting the third quarter results discussed above.

During the first nine months of 1996, Ford Credit provided retail financing for 38.3% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 36.8% in the same period a year ago. The increase resulted from higher levels of retail installment sale financing partially offset by lower levels of lease financing extended to leasing companies and daily rental companies. Ford Credit provided U.S. retail financing for 2,095,000 new and used vehicles compared with 1,892,000 vehicles in the first nine months of 1995. Ford Credit also provided wholesale financing for 78.9% of Ford Motor Company factory sales to U.S. car and truck dealers during the first nine months of 1996, compared with 79.7% in the same period last year.

NEW ACCOUNTING STANDARD

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Ford Credit will adopt this accounting standard on January 1, 1997. The impact of the adoption of this accounting standard on Ford Credit's results has not been determined.

<PAGE 9>

Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at September 30, 1996 and at the end of each of the last five years was as follows:

                                                      December 31
                            Sept 30, -------------------------------------------
                              1996      1995     1994     1993     1992     1991
                             -------  -------  -------  -------  -------  -------
                                                 (in millions)

Commercial paper & STBA's(a) $32,776  $35,038  $33,300  $24,506  $21,210  $18,232
Other short-term debt (b)      2,205    1,463    1,065    1,001    1,785    1,642

Long-term debt (including
  current portion)(c)         47,175   42,666   36,075   33,292   26,961   28,455
                             -------  -------  -------  -------  -------  -------

Total debt                   $82,156  $79,167  $70,440  $58,799  $49,956  $48,329
                             =======  =======  =======  =======  =======  =======

                               1996     1995     1994     1993     1992     1991
                             -------  -------  -------  -------  -------  -------
Memo:
 Total support facilities     $27.2    $27.4    $22.3    $16.9    $13.9    $13.8
 (billions -- as of
 October 1, 1996 and
 December 31, 1995-1991,
 respectively)


- - - - -
(a) Short-term borrowing agreements with bank trust departments.
(b) Includes $50 million, $36 million, $150 million, and $800 million with affiliated companies at September 30, 1996, December 31, 1995, December 31, 1993, and December 31, 1992, respectively.
(c) Includes $4,387 million and $1,174 million with affiliated companies at September 30, 1996 and December 31, 1995, respectively.

Support facilities represent additional sources of funds, if required. At October 1, 1996, Ford Credit had approximately $27.2 billion of contractually committed facilities (which included $7.6 billion of Ford Motor Company bank lines that may be used by Ford Credit at Ford's option). These facilities have various maturity dates through June 30, 2001. Up to $19.6 billion ($27.2 billion with Ford's approval) may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit.

<PAGE 10>
                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None to report.

Item 2.  Changes in securities

         Not required.

Item 3.  Defaults upon Senior Securities

         Not required.

Item 4.  Submission of Matters to a Vote of Secuirty Holders

         Not required.

Item 5.  Other Information

                            INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended September 30, 1996 and 1995 (in millions except amounts per share):


                                              Third Quarter                  Nine Months
                                              -------------               -----------------
                                             1996       1995              1996         1995
                                             ----       ----              ----         ----

Sales and revenues                         $33,960     $31,418           $108,158     $102,590

Total costs and expenses                    32,698      30,686            103,215       96,717
Operating income                             1,262         732              4,943        5,873
Automotive net interest income/(expense)        33          20                 52          103
Automotive equity in net/(loss)income
 of affiliated companies                       (68)       (190)               (43)        (151)
Income before income taxes                   1,227         562              4,952        5,825
Provision for income taxes                     474         157              1,581        2,198
Minority interests in net income
 of subsidiaries                                67          48                129          148

Net income                                     686         357              3,242        3,479

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                           $  0.57     $   0.28          $   2.71      $  3.13

Income per share
 assuming full dilution                    $  0.56     $   0.27          $   2.66      $  2.85

Cash Dividends per share of Common
 and Class B Stock                         $  0.385    $   0.31          $   1.085      $  0.88

<Page 11>


THIRD QUARTER 1996 RESULTS OF OPERATIONS - FORD

Overview
--------

Ford Motor Company earned $686 million, or $0.56 per share of Common and Class B Stock (fully diluted), in third quarter 1996. This compares with $357 million, or $0.27 per share (fully diluted), in third quarter 1995. Results in third quarter 1996 included the net favorable effect of two one-time actions (discussed below) totaling $37 million, or $0.03 per share. Ford's worldwide sales and revenues were $34 billion, up $2.5 billion from a year ago. Vehicle unit sales of cars and trucks were 1,452,000, up 17,000 units or 1%. Stockholders' equity was $26.2 billion at September 30, 1996, compared with $24.5 billion at December 31, 1995.

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $15 million in third quarter 1996 on sales of $26.5 billion, compared with a loss of $201 million in third quarter 1995 on sales of $24.4 billion. Improved Automotive results in the U.S. were offset partially by increased losses in other markets.

In the U.S., Automotive operations earned a record $634 million in third quarter 1996 on sales of $17.7 billion, compared with $187 million a year ago on sales of $16.8 billion. The increase in earnings was explained by higher margins (reflecting improved sales mix), improved material costs and other operating cost efficiencies, offset partially by higher product costs. Results in third quarter 1996 included an initial charge of $39 million for special early retirements and voluntary separation packages to selected U.S. salaried employees.

In third quarter 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.4 million units, compared with 15.2 million units in third quarter 1995. Ford's combined car and truck market share was 24.5% in third quarter 1996, down 3/10 of a point from a year ago. Lower shares of small and specialty cars were offset partially by strong acceptance of new product offerings.

Outside the U.S., Automotive operations had a loss of $619 million in third quarter 1996 on sales of $8.8 billion, compared with a loss of $388 million a year ago on sales of $7.6 billion. The decline reflected primarily increased losses in Europe and Brazil.

European Automotive operations had a loss of $472 million in third quarter 1996, compared with a loss of $320 million in third quarter 1995. The higher loss reflected costs associated with launching new products, adverse vehicle mix and volume, and continued high marketing costs. High-volume launches are largely completed. In addition, Ford is continuing to focus on cost reductions, and its recently launched new products will strengthen its product offerings in Europe.

In third quarter 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was 14.6 million units, compared with 13.3 million units in third quarter 1995. Ford's combined car and truck market share was 11.8% in third quarter 1996, down one point from a year ago, and down half a point from full year 1995, reflecting primarily planned lower sales to daily rental companies.

In South America, Ford had a loss of $226 million in third quarter 1996, compared with a loss of $102 million a year ago. The decline reflected primarily higher losses for operations in Brazil as a result of a long and costly launch process following the dissolution of the Autolatina joint venture with Volkswagen AG and higher levels of marketing costs. Losses in Brazil are expected to continue in fourth quarter 1996 and in 1997. To improve the competitiveness of its product offerings in Brazil, Ford plans to have three new products (the Fiesta, Escort and Ranger) available for sale throughout most of 1997 and expects to introduce in 1997 a new, Brazilian-produced small car -- the Ka.

<Page 12>


Financial Services Operations
-----------------------------

Ford's Financial Services operations earned a record $671 million in third quarter 1996, compared with $558 million in third quarter 1995. The improvement reflected a one-time gain on sale of USL Capital Corporation's (USL Capital") assets (discussed below) and record earnings at The Associates First Capital Corporation ("The Associates") and The Hertz Corporation ("Hertz"), offset partially by lower results at Ford Credit.

For a discussion of Ford Credit's results of operations in the third quarter of 1996, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit Third Quarter 1996 Results of Operations." In addition, the International operations managed by Ford Credit, but not included in its consolidated results, earned $61 million in third quarter 1996, compared with $69 million a year ago.

The Associates earned a record $230 million in third quarter 1996 (Ford's share was $186 million), compared with $197 million a year ago. The increase reflected primarily higher levels of earning assets, offset partially by higher credit losses.

Hertz earned a record $74 million in third quarter 1996, compared with $65 million a year ago. The increase reflected primarily higher volume in car rental and construction equipment rental and sales operations.

During third quarter 1996, USL Capital concluded a series of transactions for the sale of substantially all of its assets, as well as certain assets owned by Ford Credit and managed by USL Capital. Proceeds from the sale were used to pay down related liabilities and debt. These transactions resulted in a gain in third quarter 1996 of $235 million before taxes ($76 million after taxes). Excluding the one-time gain on sale of assets, USL Capital earned $18 million in third quarter 1996, compared with $31 million a year ago. The decline reflected the absence of earnings from operations sold during the quarter.

Outlook
-------

It is expected that the U.S. economy will continue to be healthy into 1997, with a sustainable rate of growth and moderate inflation. The Company expects U.S. car and truck industry sales to total 15.5 million units in full year 1996, compared with 15.1 million units in 1995. In Europe, car and truck industry sales are expected to total 14.2 million units in full year 1996, compared with
13.4 million units in 1995. Earnings for fourth quarter 1996 are expected to be higher than earnings in fourth quarter 1995 (despite expected additional charges of $300 million to $400 million after taxes for early retirement programs), but earnings for full year 1996 might be lower than earnings in full year 1995.

Factors that could result in lower industry volumes than expected and, in turn, lower earnings include an unexpected decline in the U.S. economy (or other major markets), an outbreak of hostilities in the Middle East resulting in higher fuel prices, or increases in interest rates. Other factors that could adversely affect Ford's earnings include unfavorable market reception to new products, production or launch problems associated with new products, or significant escalation in marketing incentives.

<Page 13>


FIRST NINE MONTHS RESULTS OF OPERATIONS - FORD

Overview
--------

Ford earned $3,242 million, or $2.66 per share of Common and Class B Stock (fully diluted), in first nine months 1996. This compares with $3,479 million, or $2.85 per share (fully diluted), in first nine months 1995. Results in first nine months 1996 included a net one-time gain of $308 million, or $0.25 per share, relating to gain on sale of The Associates' common stock, write-down of Ford's investment in Budget Rent a Car Corporation ("BRAC") (discussed below), and gain on sale of USL Capital's assets. Ford's worldwide sales and revenues were $108.2 billion, up $5.6 billion from a year ago. Vehicle unit sales of cars and trucks were 4,900,000, down 116,000 units or 2%.

During May 1996, The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates (the "IPO"). Ford recorded in second quarter 1996 a non-operating gain of $650 million resulting from the IPO, to recognize the excess of the net proceeds from the IPO over the proportionate share of Ford's investment in The Associates. The gain was not subject to income taxes.

Ford recorded a pre-tax charge in second quarter 1996 totaling $700 million ($437 million after taxes) to recognize the estimated value of its outstanding notes receivable from, and preferred stock investment in, BRAC. The write-down resulted from conclusions reached in a study of Ford's rental car business strategy. In accordance with SFAS 114, the notes receivable write-down reflected primarily the unsecured portion of financing provided to BRAC by Ford. The preferred stock write-down reflected recognition of the fair value of Ford's investment. Ford previously announced its intention to acquire all of the outstanding common stock of BRAC at a future date, subject to governmental review.

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $1,265 million in first nine months 1996 on sales of $86.5 billion, compared with $2,040 million in first nine months 1995 on sales of $82.9 billion. After-tax return on sales was 1.5% in first nine months 1996, down one point from a year ago.

In the U.S., Automotive operations earned $1,379 million in first nine months 1996 on sales of $55.9 billion, compared with $1,675 million a year ago on sales of $55.7 billion. The decline in earnings was explained by lower unit volume (reflecting lower market share and dealer inventory rebalancing) and costs associated with launching high-volume new products. Increased operating cost efficiencies and improved sales mix were partial offsets.

In first nine months 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.6 million units, compared with 15 million units a year ago. Ford's combined car and truck market share was 25% in first nine months 1996, down 9/10 of a point from a year ago, and down 6/10 of a point from full year 1995, reflecting primarily planned lower sales to daily rental companies and reduced marketing support for low margin small cars.

Outside the U.S., Automotive operations had a loss of $114 million in first nine months 1996 on sales of $30.6 billion, compared with a profit of $365 million a year ago on sales of $27.2 billion. The decline reflected primarily lower results in Brazil and Europe.

European Automotive operations had a loss of $203 million in first nine months 1996, compared with a profit of $164 million in first nine months 1995. The lower results reflected primarily costs associated with launching new products and adverse product line mix.

<Page 14>


In first nine months 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was 14.3 million units, compared with 13.4 million units a year ago. Ford's combined car and truck market share was 12% in first nine months 1996, down half a point from a year ago, and down 3/10 of a point from full year 1995.

Outside the U.S. and Europe, Automotive operations earned $89 million in first nine months 1996, compared with $201 million a year ago. The decline reflected primarily costs associated with launching new products and other costs associated with new operations in Brazil and other emerging markets.

Financial Services Operations
-----------------------------

Ford's Financial Services operations earned $1,977 million in first nine months 1996, compared with $1,439 million in first nine months 1995. Results in first nine months 1996 included a net one-time gain of $308 million relating to gain on sale of The Associates' common stock, write-down of Ford's investment in BRAC, and gain on sale of USL Capital's assets ($95 million). The improvement also reflected record earnings at The Associates and Hertz, offset partially by lower results at Ford Credit.

For a discussion of Ford Credit's results of operations in the first nine months of 1996, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Nine Months 1996 Results of Operations." In addition, International operations managed by Ford Credit, but not included in its consolidated results, earned $190 million in first nine months 1996, compared with $200 million a year ago.

The Associates earned a record $623 million in first nine months 1996 (Ford's share was $555 million), compared with $529 million a year ago. Hertz earned a record $123 million in first nine months 1996, compared with $84 million a year ago. These changes reflected primarily the same factors as those described in the discussion of third quarter results of operations. Excluding a one-time gain on sale of USL Capital's assets, USL Capital earned $99 million in first nine months 1996, compared with $87 million a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

Automotive cash and marketable securities were $13 billion at September 30, 1996, up $554 million from December 31, 1995. Ford paid $1,328 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first nine months 1996.

Automotive capital expenditures were $5.9 billion in first nine months 1996, down $278 million from the same period a year ago. For full year 1996, Ford's spending for product change is projected to be about the same compared with 1995; however, as a percent of sales, such spending is expected to be at lower levels.

Automotive debt at September 30, 1996 totaled $7.3 billion, which was 21% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 22% of total capitalization, at December 31, 1995.

At October 1, 1996, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks through June 30, 2001. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at October 1, 1996.

<Page 15>

 Financial Services Operations
-----------------------------

Financial Services cash and investments in securities totaled $8.9 billion at September 30, 1996, up $1.6 billion from December 31, 1995, reflecting primarily net proceeds from the sale of USL Capital's assets.

Net receivables and lease investments were $158.4 billion at September 30, 1996, up $8.7 billion from December 31, 1995. The increase reflected continued growth in earning assets at Ford Credit and The Associates, offset partially by the sale of USL Capital's assets.

Total debt was $148.3 billion at September 30, 1996, up $7 billion from December 31, 1995. The increase resulted from higher debt levels required to finance growth in earning assets at The Associates, Ford Credit and Hertz, offset partially by a decrease in debt at USL Capital as a result of the sale of USL Capital's assets.

At October 1, 1996, Financial Services had a total of $48.9 billion of contractually committed support facilities. Of these facilities, $24 billion (excluding the $8.4 billion of Ford's credit facilities) are contractually committed global credit agreements under which $19.7 billion and $4.3 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 76%, respectively, of such facilities are available through June 30, 2001. The entire $19.7 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.3 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At October 1, 1996, none of the Ford Credit global facilities were in use; $544 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at October 1, 1996 consisted of $22.3 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.6 billion of contractually committed support facilities available to various affiliates outside the U.S.; at October 1, 1996, approximately $1.3 billion of these facilities were in use.

<Page 16>



Item 5.  Other Information
--------------------------

Ford and the United Automobile Workers ("UAW") have entered into a new collective bargaining agreement that will expire on September 14, 1999. The new agreement includes provisions that will increase Ford's labor costs by approximately 4% per year over the term of the contract, in respect of its employees who are UAW members. Ford's existing agreement with the Canadian Automobile Workers ("CAW") was scheduled to expire on September 14, 1996, but has been extended pending negotiations of a new agreement. It is not known whether Ford will be able to reach a new agreement with the CAW without a work stoppage. If there should be a protracted work stoppage, Ford's profits could be substantially adversely affected.



ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index on page 18.

           (b)  Reports on Form 8-K during the quarter ended September 30, 1996:

                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
--------------        ---------------------   ----------------

September 10, 1996    Item 5 - Other Events      None

September 23, 1996    Item 5 - Other Events      None

September 30, 1996    Item 5 - Other Events      None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)

November 4, 1996

                                     /s/ Kenneth J. Coates
                                     --------------------------
                                      Kenneth J. Coates
                                      Executive Vice President -
                                      Finance and Administration
                                      (Chief Financial Officer)
<Page 17>

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at September 30, 1996 and 1995, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended September 30, 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1995 and the related consolidated statements of income and of earnings retained for use in the business and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996 unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand
COOPERS & LYBRAND L.L.P.

Detroit, Michigan
October 16, 1996

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

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              November 4, 1996,
                              regarding unaudited
                              interim financial infor-
                              mation.