Form 10-K
period 1996-12-31
FORD MOTOR CREDIT CO
filed 1997-03-24
CIK 38009

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                    ON WHICH REGISTERED
               -------------------                    --------------------
        6 3/8% Notes due November 5, 2008           New York Stock Exchange
     8 3/4% Senior Notes due December 1, 2001     The American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____


     As of February 28, 1997, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

     THE REGISTRANT MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     The registrant, Ford Motor Credit Company, was incorporated in Delaware in 1959 and is an indirect wholly owned subsidiary of Ford Motor Company (the "Company" or "Ford"). As used herein "Ford Credit" refers to Ford Motor Credit Company and its subsidiaries unless the context otherwise requires.

     Beginning in late 1995 and continuing through 1996, Ford reorganized its Financial Services group in order to align more closely legal ownership of the Financial Services affiliates with management responsibility for such affiliates. As a result of the reorganization, Ford Credit became a subsidiary of a newly formed company called Ford FSG, Inc. ("FFSGI"), Ford Credit became the owner of The American Road Insurance Company ("American Road") and the majority owner of Ford Credit Europe plc ("Ford Credit Europe") and the majority of Ford Credit's diversified assets managed by USL Capital Corporation ("USL Capital") was sold.

     Ford Credit and its subsidiaries provide wholesale financing and capital loans to Ford Motor Company retail dealerships and associated non-Ford dealerships throughout the world, most of which are privately owned and financed, and purchase retail installment sale contracts and retail leases from them. Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealerships. In addition, subsidiaries of Ford Credit provide these financing services in the United States, Europe, Canada and Australia to non-Ford dealerships. A substantial majority of all new vehicles financed by Ford Credit are manufactured by Ford and its affiliates. Ford Credit also provides retail financing for used vehicles built by Ford and other manufacturers. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford and finances certain receivables of Ford and its subsidiaries.

     In 1996 and 1995, United States operations, conducted in all 50 states, the District of Columbia and Puerto Rico, accounted for 79% and 80%, respectively, of Ford Credit's total revenue; European operations, conducted by Ford Credit Europe, accounted for 13% of Ford Credit's total revenue in both these periods. The balance was in Canada, Australia, Japan, Mexico, New Zealand, Indonesia, Thailand, Taiwan, India and Argentina. In addition, Ford Credit manages the vehicle financing operations of Ford in other foreign countries which are conducted through other subsidiaries of Ford.

     Outside the United States, Ford Credit Europe is Ford Credit's largest operation. Ford Credit Europe, which was originally incorporated in 1963 in England as a private limited company, is owned by Ford Credit (78%) and Ford Werke AG (22%). In addition, Ford owns Ford Credit Europe's outstanding preferred stock. Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. Retail financing is provided by means of a number of title retention plans, including conditional sale and hire purchase agreements, and personal loans. Operating and finance leases are provided to individual, corporate and other institutional customers, covering individual vehicles and large and small fleets. Wholesale financing is provided to Ford dealers for the stocking of new and used vehicles. In addition, Ford Credit Europe provides loans to dealers for working capital and property acquisitions and for a variety of finance plans.

     Ford Credit's insurance operations are conducted by American Road and its subsidiaries in the United States and Canada and consist of extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers, physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit, and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment.

     The business of Ford Credit is substantially dependent upon Ford Motor Company. See "Vehicle Financing" and "Borrowings and Other Sources of Funds" under the caption "Business of Ford Credit". Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Any protracted reduction or suspension of Ford's production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, adverse publicity, or other event, could have a substantial adverse effect on Ford Credit. For additional information concerning Ford's results of operations, see Ford Motor Company's

Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

     The mailing address of Ford Credit's executive offices is The American Road, Dearborn, Michigan 48121. The telephone number of such offices is (313) 322-3000.

                              SEGMENT INFORMATION

     Segment information called for by Item 1 is set forth in Note 15 of Notes to Financial Statements and is incorporated herein by reference.

                            BUSINESS OF FORD CREDIT

     Ford Credit accounts for its financing business in four categories -- retail (which consists of vehicle installment sale financing and vehicle lease financing), wholesale, diversified and other. Total net finance receivables and net investment in operating leases outstanding in these four categories and geographic regions were as follows at the end of the years indicated:

                                                            1996            1995            1994
                                                            ----            ----            ----
                                                                       (IN MILLIONS)
Retail
  Installment sale/finance lease.......................  $ 52,310.6      $ 47,087.0      $ 42,819.0
  Operating lease......................................    30,645.2        25,680.2        20,765.8
Wholesale..............................................    22,621.9        22,043.8        19,810.0
Diversified............................................       496.2         2,149.1         2,166.8
Other..................................................     5,419.3         5,096.8         4,467.1
                                                         ----------      ----------      ----------
     Total.............................................  $111,493.2      $102,056.9      $ 90,028.7
                                                         ==========      ==========      ==========
United States..........................................  $ 84,782.9      $ 79,126.6      $ 71,618.9
Europe.................................................    18,099.9        16,202.3        13,088.3
Other international....................................     8,610.4         6,728.0         5,321.5
                                                         ----------      ----------      ----------
     Total.............................................  $111,493.2      $102,056.9      $ 90,028.7
                                                         ==========      ==========      ==========

VEHICLE FINANCING

     Retail. Retail financing consists primarily of installment sale financing and retail lease financing of new and used vehicles and loans to vehicle leasing companies, most of which are affiliated with franchised Ford Motor Company dealerships. The number of installment sale and lease vehicles financed by Ford Credit was as follows during the years indicated:

                                                              1996    1995    1994
                                                              ----    ----    ----
                                                                 (IN THOUSANDS)
Installment sale/finance lease..............................  2,740   2,557   2,432
Operating lease.............................................  1,063     965     852
                                                              -----   -----   -----
     Total retail...........................................  3,803   3,522   3,284
                                                              =====   =====   =====
United States...............................................  2,674   2,499   2,347
Europe......................................................    720     723     684
Other international.........................................    409     300     253
                                                              -----   -----   -----
     Total retail...........................................  3,803   3,522   3,284
                                                              =====   =====   =====

     The levels of Ford Credit's retail financing volumes and outstanding finance receivables and net investment in operating leases are dependent on several factors, including new and used vehicle sales and leases, Ford Credit's share of those vehicle sales and leases and the average cost of vehicles financed. See "Competition in Vehicle Financing". In addition, receivables levels may vary depending on sales of receivables.

     Installment sale and retail lease financing consist principally of purchasing and servicing installment sale contracts and leases covering the sale or lease of new and used vehicles by vehicle dealers to retail customers. The amount paid by Ford Credit to the dealer for an installment sale contract or lease generally represents a negotiated amount agreed to between the dealer and the customer, less any trade-in or downpayment. In addition, a portion of the finance charge or lease charge is paid or credited to the dealer. Ford Credit requires a retail purchaser or lessee to carry fire, theft and collision insurance on the vehicle. In addition, retail lessees are required to carry liability insurance.

     Installment sales contract terms range up to 60 months. In the U.S., the average repayment obligation for new vehicles covered by installment sale contracts purchased by Ford Credit in 1996 was $20,105. The corresponding average monthly payment was $394 and the average original term was 53 months.

     The monthly lease payment equals the amount paid to the dealer for the vehicle and lease (the "acquisition cost") less the residual value of the vehicle established by Ford Credit, amortized over the lease term, plus the lease charge. The acquisition cost to Ford Credit of the vehicle, less the residual value, is depreciated on a straight line basis over the life of the lease. Residual values are determined by Ford Credit after analyzing published residual values and Ford Credit's own historical experience in the used vehicle market. In addition, joint marketing programs with Ford's sales divisions can affect established residual values. At lease termination, Ford Credit either sells the vehicle to the dealer for the established residual value or sells the vehicle at auction for the market price.

     Retail lease terms range from 12 to 48 months. In the U.S., the average monthly payment of retail lease contracts purchased by Ford Credit in 1996 was $388 and the average original term was 27 months.

     Ford Credit extends financing to leasing companies and daily rental companies. Financing charges in connection with such lease financing either are fixed or floating based on short-term interest rates in effect at the time financing is extended. These rates may be supplemented by payments from Ford whenever the rate payable is less than the specified minimum rate agreed between Ford Credit and Ford.

     Wholesale. Wholesale financing consists of loans, under approved lines of credit, to dealers to assist them in carrying inventories of new and used vehicles. Ford Credit generally finances 100% of the wholesale price. Vehicles are insured against fire, theft and other risks under policies issued to Ford Credit. Ford Credit's United States car and truck wholesale receivables that liquidated were outstanding an average of about 77 days in both 1996 and 1995.

     The levels of Ford Credit's wholesale financing volume and outstanding wholesale receivables are dependent on several factors, including sales by Ford to dealers, the level of dealer inventories, Ford Credit's share of Ford's sales to dealers, vehicle prices and sales of wholesale receivables.

     Competition In Vehicle Financing. The vehicle financing business is highly competitive. Ford Credit's principal competitors are banks, credit unions and leasing companies.

     Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe during each of the years indicated:

                                                        1996         1995         1994
                                                        ----         ----         ----
United States
  Retail*...........................................    37.8%        36.9%        36.6%
  Wholesale.........................................    79.5         79.7         81.5
Europe
  Retail*...........................................    29.1         30.2         29.4
  Wholesale.........................................    90.8         89.2         88.3

-------------------------
* As a percentage of total sales and leases, including cash sales

DIVERSIFIED FINANCING

     As a part of Ford's sale of USL Capital's assets during 1996, the majority of Ford Credit's diversified assets (except leveraged leases) managed by USL Capital was sold. Ford Credit formed a partnership with Bank of America to manage a significant portion of the leveraged lease portfolio and certain leveraged leases were transferred to the partnership. The investment in the partnership is included in "other assets" on Ford Credit's balance sheet. See Notes 2 and 7 of Notes to Financial Statements. At December 31, 1996 diversified finance receivables outstanding represented 0.4% of Ford Credit's total net finance receivables and net investment in operating leases.

OTHER FINANCING ACTIVITIES

     Ford Credit makes capital loans to vehicle dealers for facilities expansion and working capital and to enable them to purchase dealership real estate. Such loans totaled $2,248.2 million at December 31, 1996. From time to time, Ford Credit purchases accounts receivable of certain divisions and affiliates of Ford. At December 31, 1996, such receivables totaled $4,043.4 million, all of which represent accounts receivable purchased by Ford Credit from Ford pursuant to agreements under which Ford Credit may purchase such receivables.

CREDIT LOSS EXPERIENCE

     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories and geographic regions of financing during the years indicated:

                                                                 1996         1995         1994
                                                                 ----         ----         ----
                                                                  (DOLLAR AMOUNTS IN MILLIONS)
Net losses/(recoveries)
  Retail*...................................................    $803.6       $466.7       $225.7
  Wholesale.................................................      18.6          9.9         (9.8)
  Diversified...............................................       1.4          4.8          1.8
  Other.....................................................       6.4          4.5          5.4
                                                                ------       ------       ------
     Total..................................................    $830.0       $485.9       $223.1
                                                                ======       ======       ======
  United States.............................................    $707.0       $371.6       $218.4
  Europe....................................................      95.5         92.0         (5.6)
  Other international.......................................      27.5         22.3         10.3
                                                                ------       ------       ------
     Total..................................................    $830.0       $485.9       $223.1
                                                                ======       ======       ======

-------------------------
* Includes net losses on operating leases

Net losses as a percent of average net receivables*
  Retail...................................................        1.03%          0.68%          0.39%
  Total finance receivables................................        0.78           0.51           0.27
Provision for credit losses................................    $  993.3       $  480.4       $  293.9
Allowance for credit losses................................     1,217.6        1,054.9        1,084.4
  As percent of net receivables*...........................        1.14%          1.10%          1.33%

-------------------------
* Includes net investment in operating leases

     Allowances for estimated credit losses are established as required based on historical experience. Other factors that affect collectibility also are evaluated and additional allowances may be provided. The provision for credit losses generally varies with changes in the amount of loss exposure and the absolute level of financing. Ford Credit's retail loss experience is dependent upon the number of repossessions, the unpaid balance outstanding at the time of repossession, and the net resale value of repossessed vehicles. Wholesale losses generally reflect the financial condition of dealers. For additional information regarding credit losses, see

Notes 1 and 6 of Notes to Financial Statements and see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

BORROWINGS AND OTHER SOURCES OF FUNDS

     Ford Credit relies heavily on its ability to raise substantial amounts of funds. These funds are obtained primarily by the sale of commercial paper, the issuance of term debt and, in the case of Ford Credit Europe, the issuance of certificates of deposit. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions, interest supplements and other support costs from Ford for vehicles financed and leased by Ford Credit under Ford-sponsored special financing and leasing programs, and dividend payments, and the timing of payments for the financing of dealers' wholesale inventories and for income taxes. Ford Credit's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for, and financial condition of, Ford, and the nature and availability of support facilities. The long-term senior debt of Ford, Ford Credit and Ford Credit Europe are rated "A1" and "A+" and the commercial paper of Ford Credit and Ford Credit Europe are rated "Prime-1" and "A-1" by Moody's Investors Service and Standard & Poor's Ratings Group, respectively. For additional information regarding Ford Credit's association with Ford, see "Certain Transactions with Ford and Affiliates".

     Ford Credit's outstanding debt at the end of each of the last three years was as follows:

                                                                 1996       1995       1994
                                                                 ----       ----       ----
                                                                        (IN MILLIONS)
Commercial paper and STBAs(a)...............................    $38,774    $40,419    $38,128
Other short-term debt(b)....................................      4,243      1,781      1,357
Long-term debt (including current portion)(c)...............     55,007     49,980     41,503
                                                                -------    -------    -------
  Total debt................................................    $98,024    $92,180    $80,988
                                                                =======    =======    =======
United States...............................................    $76,635    $73,178    $65,715
Europe......................................................     14,028     13,013     10,548
Other international.........................................      7,361      5,989      4,725
                                                                -------    -------    -------
  Total debt................................................    $98,024    $92,180    $80,988
                                                                =======    =======    =======

Memo:
Total support facilities (billions) as of December 31:
     Ford Credit............................................    $  27.2    $  27.4    $  22.3
     Ford Credit Europe.....................................        5.7        4.7        6.6

-------------------------
(a) Short-term borrowing agreements with bank trust departments

(b) Includes $2,478 million, $176 million and $25 million with affiliated companies at December 31, 1996, December 31, 1995 and December 31, 1994, respectively

(c) Includes $4,237 million, $1,174 million, and $75 million with affiliated companies at December 31, 1996, December 31, 1995, and December 31, 1994, respectively

     Outstanding commercial paper totaled $38.2 billion at December 31, 1996, down $1.9 billion from a year earlier. In 1996, long-term debt placements were $13.4 billion compared with maturities and early redemptions of $8.3 billion. Long-term debt placements in 1995 were $15.5 billion. In 1996, Ford Credit also received $4.7 billion from sales of receivables and operating leases compared with $5.4 billion in 1995.

     Support facilities represent additional sources of funds, if required. At December 31, 1996, Ford Credit had approximately $19.6 billion of contractually committed facilities. In addition, $7.6 billion of Ford bank lines may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2001 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit. Banks also provide $1.6 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

     Additionally, at December 31, 1996, there was approximately $4.9 billion of contractually committed facilities available for Ford Credit Europe's use. In addition, $775 million of Ford bank lines may be used by Ford Credit Europe at Ford's option. The lines have various maturity dates through June 30, 2001 and may be used, at Ford Credit Europe's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit Europe.

DERIVATIVE FINANCIAL INSTRUMENTS

     Ford Credit operates in many countries worldwide, and is exposed to market risks, including the effects of changes in interest rates and changes in foreign currency exchange rates. Ford Credit issues debt and other payables with various maturity and interest rate structures to ensure funding over business and economic cycles and to minimize overall borrowing costs. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in maturities of liabilities versus the maturities of assets. The financial exposures are monitored and managed in accordance with Ford Credit's established policies and procedures.

     Ford Credit has entered into agreements to manage exposures to fluctuations in interest rates and foreign exchange. These agreements are used to hedge interest rate exposure and to hedge debt denominated in foreign currencies. All such instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of derivatives for speculative purposes.

                         FORD CREDIT EMPLOYEE RELATIONS

     At December 31, 1996, Ford Credit and its subsidiaries had 14,261 employees. All such employees are salaried, and none is represented by a union. Ford Credit considers its employee relations to be satisfactory.

                      FORD CREDIT GOVERNMENTAL REGULATIONS

     Various aspects of Ford Credit's U.S. financing operations are regulated in the various jurisdictions in which it operates. Many jurisdictions require licenses to conduct retail financing. Interest rates, particularly those with respect to consumer financing, generally are limited by law and, in periods of high interest rates, these limitations can have a substantial adverse effect on operations in certain jurisdictions if Ford Credit is unable to pass on its increased interest costs to its customers.

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

                 CERTAIN TRANSACTIONS WITH FORD AND AFFILIATES

     For information concerning transactions between Ford Credit and Ford or affiliates, see Note 12 of Notes to Financial Statements, "Business of Ford Credit -- Other Financing Activities", "Business of Ford Credit -- Borrowings and Other Sources of Funds" and Item 6 -- "Selected Financial Data -- Selected Income Statement Data." The profit maintenance agreement referred to in the first paragraph of Note 12 of Notes to Financial Statements, under which Ford has agreed to maintain the income of Ford Credit at certain minimum levels, expires at the end of 1998. In addition, Ford has agreed to maintain a minimum ownership interest in Ford Credit Europe and has agreed to maintain or cause Ford Credit to maintain Ford Credit Europe's net worth at a minimum level.

                                BUSINESS OF FORD

     Ford was incorporated in Delaware in 1919 and acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce automobiles designed and engineered by Henry Ford. Ford is the world's largest producer of trucks and the second largest producer of cars and trucks combined. Ford also is one of the largest providers of financial services worldwide.

GENERAL

     The Company's two principal business segments are Automotive and Financial Services. The activities of the Automotive segment consist of the design, manufacture, assembly and sale of cars and trucks and related parts and accessories. Substantially all of Ford's automotive products are marketed through retail dealerships, most of which are privately owned and financed.

     The primary activities of the Financial Services segment consist of financing operations, vehicle and equipment leasing and rental operations, and insurance operations. These activities are conducted primarily through the following subsidiaries: Ford Credit, Associates First Capital Corporation ("The Associates") and The Hertz Corporation ("Hertz").

AUTOMOTIVE OPERATIONS

     The worldwide automotive industry is affected significantly by a number of factors over which the industry has little control, including general economic conditions.

     In the United States, the automotive industry is a highly-competitive, cyclical business characterized by a wide variety of product offerings. The level of industry demand (retail deliveries of cars and trucks) can vary substantially from year to year. In any year, demand is dependent to a large extent on general economic conditions, the cost of purchasing and operating cars and trucks and the availability and cost of credit and of fuel. Industry demand also reflects the fact that cars and trucks are durable items, the replacement of which can be postponed.

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

     The worldwide automotive industry also is affected significantly by a substantial amount of costly government regulation. In the United States and Europe, for example, government regulation has arisen primarily out of concern for the environment, for greater vehicle safety and for improved fuel economy. Many governments also regulate local content and/or impose import requirements as a means of creating jobs, protecting domestic producers or influencing their balance of payments.

     Unit sales of Ford vehicles vary with the level of total industry demand and as a result of Ford's share of industry sales. Ford's share is influenced by the quality, price, design, driveability, safety, reliability, economy and utility of its products compared with those offered by other manufacturers, as well as by the timing of new model introductions and capacity limitations. Ford's ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can affect Ford's sales and earnings significantly.

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

UNITED STATES

     Sales Data. The following table shows U.S. industry demand for the years indicated:

                                                  U.S. INDUSTRY RETAIL DELIVERIES
                                                        (MILLIONS OF UNITS)
                                      --------------------------------------------------------
                                                      YEARS ENDED DECEMBER 31
                                      --------------------------------------------------------
                                      1996         1995         1994         1993         1992
                                      ----         ----         ----         ----         ----
Cars..............................     8.6          8.6          9.0          8.5          8.2
Trucks............................     6.9          6.5          6.4          5.7          4.9
                                      ----         ----         ----         ----         ----
  Total...........................    15.5         15.1         15.4         14.2         13.1
                                      ====         ====         ====         ====         ====

     Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry's most profitable vehicle lines. The term "bus" as used herein refers to vans designed to carry passengers. The following tables show the proportion of retail car and truck sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

                                                U.S. INDUSTRY VEHICLE SALES BY SEGMENT
                                                        YEARS ENDED DECEMBER 31
                                           -------------------------------------------------
                                           1996       1995       1994       1993       1992
                                           ----       ----       ----       ----       ----
Cars
  Small..............................       19.1%      19.6%      20.1%      19.8%      20.4%
  Middle.............................       25.6       26.4       26.8       28.8       30.0
  Large..............................        3.9        4.3        4.8        5.0        5.8
  Luxury.............................        6.7        6.8        6.6        6.4        6.4
                                           -----      -----      -----      -----      -----
     Total U.S. Industry Car Sales...       55.3       57.1       58.3       60.0       62.6
                                           -----      -----      -----      -----      -----
Trucks
  Compact Pickup.....................        6.2        6.8        7.7        7.6        7.8
  Compact Bus/Van/Utility............       19.0       18.0       16.9       16.5       15.0
  Full-Size Pickup...................       12.6       11.5       11.0        9.9        9.0
  Full-Size Bus/Van/Utility..........        5.0        4.4        4.1        4.2        4.0
  Medium/Heavy.......................        1.9        2.2        2.0        1.8        1.6
                                           -----      -----      -----      -----      -----
     Total U.S. Industry Truck
       Sales.........................       44.7       42.9       41.7       40.0       37.4
                                           -----      -----      -----      -----      -----
     Total U.S. Industry Vehicle
       Sales.........................      100.0%     100.0%     100.0%     100.0%     100.0%
                                           =====      =====      =====      =====      =====

                                                 FORD VEHICLE SALES BY SEGMENT IN U.S.
                                                        YEARS ENDED DECEMBER 31
                                           -------------------------------------------------
                                           1996       1995       1994       1993       1992
                                           ----       ----       ----       ----       ----
Cars
  Small..............................       13.4%      15.1%      17.5%      15.1%      14.6%
  Middle.............................       22.1       22.3       22.7       26.9       29.4
  Large..............................        5.3        4.9        5.2        5.1        5.8
  Luxury.............................        4.1        4.4        4.7        4.9        5.2
                                           -----      -----      -----      -----      -----
     Total Ford U.S. Car Sales.......       44.9       46.7       50.1       52.0       55.0
                                           -----      -----      -----      -----      -----
TRUCKS
  Compact Pickup.....................        7.4        8.0        8.9        9.5        7.6
  Compact Bus/Van/Utility............       20.0       20.1       16.7       15.6       15.1
  Full-Size Pickup...................       20.0       17.9       16.7       15.6       15.1
  Full-Size Bus/Van/Utility..........        6.6        5.9        6.2        6.0        5.9
  Medium/Heavy*......................        1.1        1.4        1.4        1.3        1.3
                                           -----      -----      -----      -----      -----
     Total Ford U.S. Truck Sales.....       55.1       53.3       49.9       48.0       45.0
                                           -----      -----      -----      -----      -----
     Total Ford U.S. Vehicle Sales...      100.0%     100.0%     100.0%     100.0%     100.0%
                                           =====      =====      =====      =====      =====

-------------------------
* As announced on February 19, 1997, Ford and Freightliner Corporation ("Freightliner") have signed a letter of intent relating to the purchase by Freightliner of technology, unique tooling and assembly equipment for Ford's heavy trucks. The potential sale covers the United States, Canadian, Mexican and Australian markets. The transaction is subject to the signing of definitive agreements and regulatory approvals.

     As shown in the tables above, since 1992 there has been a significant shift from cars to trucks for both industry sales and Ford sales. Most of the shift reflects fewer sales of cars in the middle and large segments for the industry and in the middle, large and luxury segments for Ford and increased sales of trucks in the compact bus/van/utility (e.g., Windstar and Explorer/Mountaineer), full-size bus/van/utility (e.g., Expedition) and full-size pickup (e.g., F-Series) segments for both the industry and Ford.

     Market Share Data. The following tables show changes in car and truck market shares of U.S. and foreign-based manufacturers for the years indicated:

                                                                      U.S. CAR MARKET SHARES*
                                                             -----------------------------------------
                                                                      YEARS ENDED DECEMBER 31
                                                             -----------------------------------------
                                                             1996     1995     1994     1993     1992
                                                             ----     ----     ----     ----     ----
U.S. Manufacturers (Including Imports)
  Ford...................................................     20.6%    20.9%    21.8%    22.3%    21.8%
  General Motors.........................................     32.3     33.9     34.0     34.1     34.6
  Chrysler...............................................      9.8      9.1      9.0      9.8      8.3
                                                             -----    -----    -----    -----    -----
     Total U.S. Manufacturers............................     62.7     63.9     64.8     66.2     64.7
Foreign-Based Manufacturers**
  Japanese...............................................     30.0     29.7     29.6     29.1     30.1
  All Other..............................................      7.3      6.4      5.6      4.7      5.2
                                                             -----    -----    -----    -----    -----
     Total Foreign-Based Manufacturers...................     37.3     36.1     35.2     33.8     35.3
                                                             -----    -----    -----    -----    -----
     Total U.S. Car Retail Deliveries....................    100.0%   100.0%   100.0%   100.0%   100.0%
                                                             =====    =====    =====    =====    =====

                                                                     U.S. TRUCK MARKET SHARES*
                                                             -----------------------------------------
                                                                      YEARS ENDED DECEMBER 31
                                                             -----------------------------------------
                                                             1996     1995     1994     1993     1992
                                                             ----     ----     ----     ----     ----
U.S. Manufacturers (Including Imports)
  Ford...................................................     31.1%    31.9%    30.1%    30.5%    29.7%
  General Motors.........................................     29.0     29.9     30.9     31.4     32.2
  Chrysler...............................................     23.4     21.3     21.7     21.4     21.1
  Navistar International.................................      1.3      1.4      1.3      1.3      1.3
  All Other..............................................      1.8      2.0      1.8      1.6      1.4
                                                             -----    -----    -----    -----    -----
     Total U.S. Manufacturers............................     86.6     86.5     85.8     86.2     85.7
Foreign-Based Manufacturers**
  Japanese...............................................     12.7     12.7     13.5     13.2     13.8
  All Other..............................................      0.7      0.8      0.7      0.6      0.5
                                                             -----    -----    -----    -----    -----
     Total Foreign-Based Manufacturers...................     13.4     13.5     14.2     13.8     14.3
                                                             -----    -----    -----    -----    -----
     Total U.S. Truck Retail Deliveries..................    100.0%   100.0%   100.0%   100.0%   100.0%
                                                             =====    =====    =====    =====    =====

                                                               U.S. COMBINED CAR AND TRUCK MARKET SHARES*
                                                             ----------------------------------------------
                                                                        YEARS ENDED DECEMBER 31
                                                             ----------------------------------------------
                                                              1996      1995      1994      1993      1992
                                                              ----      ----      ----      ----      ----
U.S. Manufacturers (Including Imports)
  Ford...................................................      25.2%     25.6%     25.2%     25.5%     24.7%
  General Motors.........................................      30.8      32.2      32.7      33.1      33.7
  Chrysler...............................................      15.9      14.3      14.3      14.4      13.1
  Navistar International.................................       0.6       0.6       0.5       0.5       0.5
  All Other..............................................       0.7       0.9       0.8       0.7       0.5
                                                              -----     -----     -----     -----     -----
     Total U.S. Manufacturers............................      73.2      73.6      73.5      74.2      72.5
Foreign-Based Manufacturers**
  Japanese...............................................      22.4      22.6      22.9      22.8      24.0
  All Other..............................................       4.4       3.8       3.6       3.0       3.5
                                                              -----     -----     -----     -----     -----
     Total Foreign-Based Manufacturers...................      26.8      26.4      26.5      25.8      27.5
                                                              -----     -----     -----     -----     -----
     Total U.S. Car and Truck Retail Deliveries..........     100.0%    100.0%    100.0%    100.0%    100.0%
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

     Japanese Competition. The market share of Ford and other domestic manufacturers in the United States is affected by sales from Japanese manufacturers. As shown in the table above, the share of the U.S. combined car and truck industry held by the Japanese manufacturers decreased from 24% in 1992 to 22.4% in 1996. This trend reflects in part the effects of the strengthening prior to 1996 of the Japanese yen on the prices of vehicles produced by the Japanese manufacturers, the overall market shift from cars to trucks and improvements in the vehicles produced by U.S. manufacturers. Recently, however, the Japanese yen has weakened against the dollar, which could result in increased sales of Japanese vehicles in the United States.

     In the 1980s and continuing in the 1990s, Japanese manufacturers added assembly capacity in North America (frequently referred to as "transplants") in response to a variety of factors, including export restraints, movements in the exchange rate between the Japanese yen and the U.S. dollar, the significant growth of Japanese car sales in the United States and international trade considerations. Ford estimates that production in the United States by Japanese transplants was approximately 2.3 million units in 1996.

     Marketing Incentives and Fleet Sales. As a result of intense competition from new product offerings (from both domestic and foreign manufacturers) and the desire to maintain economic production levels, automotive manufacturers that sell vehicles in the United States have provided marketing incentives (price discounts) to retail and fleet customers (i.e., daily rental companies, commercial fleets, leasing companies and governments). Marketing incentives are particularly prevalent during periods of economic downturns, when excess capacity in the industry tends to increase.

     Ford's marketing costs in the United States as a percentage of gross sales revenue for each of 1996, 1995, and 1994 were 8.0%, 8.2%, and 7.8%, respectively. "Marketing costs" include (i) marketing incentives on vehicles such as retail rebates and costs for special financing rates, (ii) reserves for residual guaranties on retail vehicle leases, (iii) reserves for costs and/or losses associated with obligatory repurchases of certain vehicles sold to daily rental companies and (iv) costs for advertising and sales promotions for vehicles.

     Sales by Ford to fleet customers were as follows for the years indicated:

                                                                   FORD FLEET SALES
                                                  ---------------------------------------------------
                                                               YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------
                                                   1996       1995       1994       1993       1992
                                                   ----       ----       ----       ----       ----
Units sold....................................    936,000    971,000    924,000    881,000    882,000
Percent of Ford's total car and truck sales...         24%        25%        24%        25%        28%

Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet sales has been about evenly split in recent years.

     Warranty Coverage. In recent years, due to competitive pressures, vehicle manufacturers have both expanded the coverage and extended the terms of warranties on vehicles sold in the United States. Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles sold by it in the United States that extends for at least 36 months or 36,000 miles (whichever occurs first) and covers all components of the vehicle, other than tires which are warranted by the tire manufacturers. Different warranty coverage is provided on vehicles sold outside the United States. In addition, as discussed below under "Governmental Standards -- Mobile Source Emissions Control", the Federal Clean Air Act requires a useful life of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on vehicles sold in the United States. As a result of the coverage of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

EUROPE

     Europe is the largest market for the sale of Ford cars and trucks outside the United States. The automotive industry in Europe is intensely competitive; for the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 17% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 10.8% for 1996, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles gradually are removed in total by December 31, 1999. Ford estimates that in 1996 the European automotive industry had excess capacity of approximately 6 million units (based on a comparison of European domestic demand and capacity).

     In 1996, European car industry sales were 12.6 million units, up 6% from 1995 levels. Truck sales were 1.7 million units, up 6% from 1995 levels. Ford's European car share for 1996 was 11.6%, down 2/10 of a point from 1995, and its European truck share for 1996 was 13.1%, down 1.4 points from 1995.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on total automotive profits. For 1996 compared with 1995, total industry sales were up 4% in Great Britain and up 5% in Germany.

OTHER FOREIGN MARKETS

     Mexico and Canada. Mexico and Canada also are important markets for Ford. Generally, industry conditions in Canada closely follow conditions in the U.S. market. In 1996, industry sales of cars and trucks in Canada were 1.2 million units, up 3.2% from 1995 levels. Mexico had been a growing market until late 1994. However, substantial devaluation of the Mexican peso in late 1994 created a high level of uncertainty regarding economic activity in Mexico. In 1996, the Mexican economy began its recovery and industry volume was 331,000 units, up 42% from 1995 levels.

     South America. Brazil and Argentina are the principal markets for Ford in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. Industry sales were 1.7 million units in Brazil in 1996, up 4% from 1995, and 376,000 units in Argentina in 1996, up 15% from 1995. Prior to 1995, the Company operated in this region through Autolatina, a joint venture with Volkswagen AG. This joint venture was dissolved in the fourth quarter of 1995, and Ford is in the process of reestablishing operations in Brazil and Argentina.

     Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are the principal markets for Ford products with industry volumes in 1996 of 650,000, 471,000 and 7.1 million units, respectively. In 1996, Ford was the market share leader in Australia with a 20.3% combined car and truck market share. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford had the second highest market share with a combined car and truck market share in 1996 of 17.5%. Ford's principal competition in the Asia Pacific region has been the Japanese manufacturers. It is anticipated that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets. In May 1996, Ford increased its ownership interest in Mazda Motor Corporation to 33.4%.

     Africa. Ford operates in the South African market through South African Motor Corporation (Pty.) Limited ("SAMCOR") in which Ford has a 45% equity interest. SAMCOR is an assembler of Ford and other manufacturers' vehicles in South Africa. In 1996 industry volume in South Africa was 393,000 units, up 4% from 1995 levels.

FINANCIAL SERVICES OPERATIONS

REORGANIZATION

     Beginning in late 1995 and continuing through 1996, Ford reorganized its Financial Services operations in order to align more closely legal ownership of the Financial Services affiliates with management responsibility for such affiliates. As a result of the reorganization, Ford Credit and The Associates became subsidiaries of FFSGI. Also, The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates. In addition, USL Capital completed the sale of substantially all of its assets, as well as certain assets owned by Ford Credit and managed by USL Capital.

FORD MOTOR CREDIT COMPANY

     For information regarding the businesses of Ford Credit, see "Business of Ford Credit".

ASSOCIATES FIRST CAPITAL CORPORATION

     The Associates is a leading, diversified consumer and commercial finance organization which provides finance, leasing and related services to individual consumers and businesses in the United States and internationally. The Associates' consumer finance operations consist of a variety of specialized consumer financing products and services including home equity lending, personal installment lending, retail sales financing and credit cards. The commercial operations primarily provide retail financing, leasing and wholesale financing for heavy-duty and medium-duty trucks and truck trailers, construction, material handling and other industrial equipment and manufactured housing. The Associates also provides a number of other products and services, including credit-related and non-credit-related insurance to its consumer and commercial customers as well as certain fee-based services such as auto fleet leasing and management, small business administration lending, relocation services and auto club and roadside assistance services. As mentioned above, in 1996 The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates.

     The Associates' net finance receivables were as follows at the dates indicated (in millions):

                                                               DECEMBER 31,
                                                           ---------------------
                                                            1996          1995
                                                            ----          ----
Consumer finance
  Home equity lending....................................  $16,691       $14,316
  Personal lending and retail sales finance..............    7,425         6,225
  Credit card............................................    6,024         4,985
  Manufactured housing...................................    1,263         2,049
                                                           -------       -------
          Total consumer finance receivables.............   31,403        27,575
                                                           -------       -------
Commercial finance
  Truck and truck trailer................................    8,598         7,724
  Equipment..............................................    4,572         3,782
  Other..................................................    1,940           621
                                                           -------       -------
          Total commercial finance receivables...........   15,110        12,127
                                                           -------       -------
Net finance receivables..................................  $46,513       $39,702
                                                           =======       =======

     The following table sets forth information as of the dates shown regarding The Associates' net credit losses, allowance for losses and contractual delinquency.

                                                         YEARS ENDED OR AT DECEMBER 31
                                                        -------------------------------
                                                         1996         1995        1994
                                                         ----         ----        ----
Net credit losses
  Amount (in millions)..............................     $  885       $ 624       $ 509
  As a percentage of average net receivables
     Consumer.......................................       2.80%       2.35%       2.30%
     Commercial.....................................       0.33        0.19        0.09
          Total.....................................       2.03%       1.70%       1.64%
Allowance for losses to net finance receivables.....       3.36%       3.20%       3.15%
60+ days contractual delinquency
  Amount (in millions)..............................     $1,107       $ 755       $ 510
  As a percentage of finance receivables
     Consumer.......................................       2.77%       2.19%       1.80%
     Commercial.....................................       1.05        0.64        0.28
          Total                                            2.20%       1.71%       1.35%

     An analysis of The Associates' allowance for losses on finance receivables is as follows for the years indicated (in millions):

                                                        1996      1995     1994
                                                        ----      ----     ----
Beginning balance....................................  $ 1,269   $1,062   $  893
  Additions..........................................    1,087      834      647
     Recoveries......................................      147      133      118
     Losses..........................................   (1,033)    (757)    (627)
  Other adjustments, primarily reserves of acquired
     businesses......................................       93       (3)      31
                                                       -------   ------   ------
Ending balance.......................................  $ 1,563   $1,269   $1,062
                                                       =======   ======   ======

THE HERTZ CORPORATION

     Hertz and its affiliates and independent licensees operate what Hertz believes is the largest car rental business in the world based upon revenues and volume of rental transactions and the largest industrial and construction equipment rental business in the United States based upon revenues. Hertz, together with its affiliates and independent licensees, rents and leases cars, rents industrial and construction equipment and operates its other businesses from approximately 5,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions.

     In January 1997, Ford announced that it was reviewing strategic options regarding Hertz, including a partial sale. Consistent with this announcement, on February 28, 1997, Hertz filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of less than 20% of Hertz' common stock.

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

     Mobile Source Emissions Control -- U.S. Requirements. The Federal Clean Air Act (the "Clean Air Act" or the "Act") imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Concurrently, each passenger car sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. More stringent emissions standards will become effective as early as the 2004 model year, unless the U.S. Environmental Protection Agency (the "EPA") decides otherwise. In October 1996, the EPA issued regulations that changed the test procedures for measuring motor vehicle emissions. If adequate fuel economy adjustment factors are not proposed and adopted, these regulations may require costly measures to increase fuel economy.

     The Act also requires production of new vehicles capable of operating on clean alternative fuels under a pilot test program begun in California in 1996. Under this pilot program, each manufacturer is required to sell a certain number of alternative fuel vehicles each model year. Since California's reformulated (i.e., cleaner burning) gasoline is an alternative fuel under the Act, most manufacturers have complied with this requirement by selling vehicles certified to California standards.

     Pursuant to the Act, California has received a waiver from the EPA to establish unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board (the "CARB"). The CARB's emissions requirements (the "California program") for model years 1994 through 2003 require manufacturers to meet a non-methane organic gasses fleet average requirement and are significantly more stringent than those prescribed by the Act for the corresponding periods of time. California initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles ("ZEVs"), which produce no emissions of regulated pollutants. In March 1996, however, the CARB eliminated the ZEV mandate until the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into an agreement with CARB to provide air quality benefits for California equivalent to a 49 state program (i.e., equivalent to providing vehicles certified to the California low emission vehicle standard nationwide beginning with the 2001 model year), to continue research and development of ZEV technology and to provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

     Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce an electric vehicle that either meets most customers' expectations or is commercially viable. Compliance with the ZEV mandate may require manufacturers to curtail the sale of nonelectric vehicles or to offer substantial discounts on electric vehicles, selling them well below cost, while increasing the price on nonelectric vehicles. The California program and ZEV mandates present significant technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford's sales volume and profits.

     The Act also permits other states which do not meet national ambient air quality standards to adopt the California program no later than two years before the affected model year. Under the Act, twelve northeastern states and the District of Columbia form a group known as the Ozone Transport Commission (the "OTC"). Based on an OTC recommendation, the EPA required each OTC jurisdiction to adopt the California program. The OTC jurisdictions also may adopt California's ZEV mandates, if any, but were not required to do so by the EPA. On March 11, 1997, the Circuit Court of Appeals for the District of Columbia vacated the EPA's rule requiring the OTC jurisdictions to adopt the California program. That decision did not affect California programs, including ZEV mandates, already adopted by individual states. There are major problems with transferring California standards to the Northeast -- many dealers sell vehicles in neighboring states and the driving range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated gasoline requirement, which makes the task of meeting standards even more difficult. The California program has been adopted in New York and Massachusetts and is currently in effect for model years 1996 and beyond. In addition, these two states have adopted ZEV mandates beginning in model year 1998. Connecticut has adopted the California program beginning in model year 1998. Rhode Island and Vermont have adopted the California program beginning in model year 1999 (with a ZEV mandate to be required in Vermont after certain determinations with respect to the advancement of ZEV technology have been made). Maine, Maryland and New Jersey have laws requiring adoption of the California program and ZEV mandates after certain conditions, relating to actions which may be taken by other OTC jurisdictions, have been triggered.

     Under the Act, the EPA and CARB can require manufacturers to recall and repair non-conforming vehicles. The EPA, through its testing of production vehicles, can also halt the shipment of non-conforming vehicles. Ford may be required to recall, or may voluntarily recall, vehicles for such purposes in the future. The costs of related repairs or inspections associated with such recalls can be substantial.

     The Act generally prohibits the introduction of new fuel additives unless a waiver is granted by the EPA. In 1995, the EPA was ordered by a federal court to grant such a waiver to Ethyl Corporation for the additive MMT. Ford and other manufacturers believe that the use of MMT will impair the performance of current emissions systems and onboard diagnostics systems. Widespread use of MMT could increase Ford's future warranty costs and necessitate changes in the Company's warranties for emission control devices.

     European Requirements. European Union directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the European Union. European standards are generally less stringent than comparable U.S. standards. In June 1996, the European Commission published a draft proposal for new more stringent European emissions standards for 2000 (the "Stage III Directive"). That draft includes a new framework for emission-related fiscal incentives for the early introduction of vehicles capable of meeting Stage III standards before 2000 and vehicles capable of meeting newly proposed and even more stringent standards before 2005. The draft directive provides that prior to December 31, 1998 a technical feasibility and cost-effectiveness study will be conducted to review appropriate mandatory standards for 2005.

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

     Motor Vehicle Safety -- The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") prohibits the sale in the United States of any new motor vehicle or item of motor vehicle equipment that does not conform to motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety Administration"). Compliance with many safety standards is costly because they tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. The Safety Administration can order recalls of vehicles and equipment that it finds do not conform to safety standards. A manufacturer is also obligated to recall its vehicles if it determines that they contain a safety defect. There currently are pending before the Safety Administration a number of investigations relating to alleged safety defects or noncompliance with safety standards in vehicles built, imported or sold by Ford. The cost of recall programs to remedy safety defects or noncompliance, should any be determined to exist as a result of such investigations, could be substantial.

     Recently, the Safety Administration adopted a final rule that permits vehicle manufacturers to reduce the inflation power in air bags in future models. This final rule will allow Ford and other manufacturers to utilize designs intended to reduce the risk of air bag deployment related injuries. The Safety Administration is also considering proposals relating to air bag deactivation and so called "smart air bags", including air bags that automatically adjust their inflation to the size or position of the occupant.

     Canada, the European Union, individual member countries within the European Union and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

     Motor Vehicle Fuel Economy -- U.S. Requirements. Under the Motor Vehicle Information and Cost Savings Act (the "Cost Savings Act") vehicles must meet minimum CAFE standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks for model years 1996 through 1998.

     Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding years. However, an increase in demand for larger vehicles and a decline in demand for small and middle-size vehicles could jeopardize its ability to comply.

     It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide ("CO2") emissions, energy security or other reasons. President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period. In addition, international concerns over global warming due to the emission of "greenhouse gasses" have given rise to strong pressures to increase fuel economy. During a July 1996 meeting of the parties to the United Nations Climate Change Convention, the United States indicated its conceptual support for amending the agreement among the parties to incorporate binding emission reduction levels. If the CCAP goals are partially or fully implemented through increases in the CAFE standard, or if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, Ford would find it necessary to take various costly actions that would have substantial adverse effects on its sales volume and profits. For example, Ford might have to curtail or eliminate production of larger family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and continue or increase market support programs for its most fuel-efficient cars and light trucks.

     Foreign Requirements. In June 1996, the European Union Council of Environmental Ministers affirmed as a medium-term objective an average of CO2-emission value for new cars of 120 grams per kilometer. Recognizing that this may not be achievable by 2005, the Council directed the European Commission to consider intermediate objectives for 2005 and extension of the 120 grams per kilometers target until 2010. The European Parliament has requested the Commission to consider proposals to reduce the average CO2 emissions of new cars to 90 grams per kilometer by 2005. If adopted, certain of the proposals being considered could require costly actions that could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     In March 1995, members of the German Automobile Manufacturers Association (including Ford Werke AG) made a voluntary pledge to reduce by 2005 the average fuel consumption of new cars sold in Germany by 25% from 1990 levels, to review before the year 2000 the need for and feasibility of further reductions in average fuel consumption, to make regular reports on fuel consumption, and to increase industry research and development efforts toward this end.

     Other initiatives for reducing CO2 emissions from motor vehicles are being considered by other European countries. Taken together such proposals could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/l to
19.2 km/l.

     U.S. Stationary Source Air Pollution Control -- The Clean Air Act limits various emissions into the atmosphere from stationary sources as well as mobile sources, and allows states to adopt even more stringent standards. The Act imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states. Regulations continue to be promulgated under the Act, and the costs to comply with the Act could be substantial. In addition, the enormous complexity and time-consuming nature of the comprehensive permit program provided for by the Act may reduce operational flexibility and may interfere with future competitive upgrading of Ford's U.S. production facilities.

     U.S. Water Pollution Control -- Pursuant to the Federal Water Pollution Control Act (the "Clean Water Act"), Ford is required to obtain permits for its manufacturing facilities that regulate the facilities' discharge of wastewater into public waters and municipal sewerage systems. The EPA also requires management standards and, in some cases, permits for the discharge of storm water. The standards under the Clean Water Act are established by the EPA and by the state where a facility is located. Many states have requirements that go beyond those established under the Clean Water Act.

     The EPA also adopted regulations, pursuant to the Great Lakes Critical Programs Act of 1990, that require more restrictive standards for discharges into waters that impact the Great Lakes. These regulations may require the addition of costly control equipment.

     U.S. Hazardous Substance and Waste Control -- Pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"), the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes and requiring corrective action for prior releases. States may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") requires notification regarding certain releases into the environment, and creates potential liability for remediation costs for and damage to natural resources at sites where Ford waste was taken for treatment or disposal. A number of states have enacted separate laws of this type. In addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA regulates the use of polychlorinated biphenyls in transformers, capacitors and other equipment that may be located at Ford's U.S. facilities.

     European Stationary Source Environmental Control -- The European Union and individual member countries impose requirements on waste and hazardous wastes, incineration, packaging, landfill, soil pollution, integrated pollution control, air emissions standards, import/export and use of dangerous substances, air and water quality standards, noise, environmental management systems, energy efficiency, emissions reporting, and planning and permitting. Additional or more stringent requirements (including tax measures and civil liability schemes for cleaning polluted sites) are likely to be adopted in the future. The cost of complying with these standards could be substantial.

     The European Commission is currently studying proposals to introduce an obligation for motor vehicle manufacturers to take back end-of-life vehicles on a cost-free basis, to impose requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled, and to ban the use of certain substances in vehicles. Such proposals could, if adopted, impose a substantial cost on manufacturers. The German Automobile Association (including Ford Werke AG) and the German Automobile Importers Association have made a voluntary pledge to establish a nationwide infrastructure network to take back passenger cars that are at least 12 years old (and meet certain other requirements) on a cost-free basis to their owners.

     Pollution Control Costs -- During the period 1997 through 2001, Ford expects that approximately $700 million will be spent on its North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates that approximately $100 million will be spent in 1997 and $85 million will be spent in 1998.

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

     Product Liability Matters -- Ford is a defendant in various actions for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. The damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $797 million at December 31, 1996.

     Ford is a defendant in various actions involving the alleged propensity of Bronco II utility vehicles to roll over. The damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.2 billion at December 31, 1996.

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

     Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Damages specified by plaintiffs in complaints in these actions, including both actual and punitive damages, aggregated approximately $393 million at December 31, 1996. (In some of these actions no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of these co-defendants have substantial resources.

     Environmental Matters -- Ford has received notices from government environmental enforcement agencies concerning two matters which potentially involve monetary sanctions exceeding $100,000. The agencies believe that Ford facilities may have violated regulations relating to the management of certain materials or relating to certain emissions from facility operations.

     Ford has received notices under RCRA, CERCLA and applicable state laws that it (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. Ford also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which Ford may be held responsible could be substantial. Contingent losses expected to be incurred by Ford in connection with many of these sites have been accrued and are reflected in Ford's financial statements in accordance with generally accepted accounting principles. However, for many sites the remediation costs and other damages for which Ford ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as Ford's connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, Ford is unable to determine or reasonably estimate the amount of costs or other damages for which it is potentially responsible in connection with these sites, although it could be substantial.

     Other Matters -- A number of claims have been made or may be asserted in the future against Ford alleging infringement of patents held by others. Ford believes that it has valid defenses with respect to the claims that have been asserted. If some of such claims should lead to litigation, however, and if the claimant were to prevail, Ford could be required to pay substantial damages.

     In 1992, Ford was sued in federal court in Nevada by an individual patent owner (Lemelson) seeking damages and an injunction for alleged infringement of four U.S. patents characterized by Lemelson as covering machine vision inspection technologies, including bar code reading. Ford filed a declaratory judgment action in the same court to have these four patents as well as others of Lemelson's patents directed to machine vision and laser uses declared invalid, unenforceable and not infringed. Lemelson filed a counterclaim alleging infringement of the patents added by Ford and several additional patents. In April 1996, the district court judge issued an order adopting the magistrate judge's recommendation and granting Ford's motion to dismiss the case and hold that Lemelson's patents pertaining to machine vision inspection technology are unenforceable. The patents were held unenforceable because Lemelson engaged in "undue delay" by taking 35 years or more to prosecute the numerous patent applications for these patents and claimed the work of others as he saw the technologies develop. The judge indicated that he will issue a separate opinion supporting the order and issue a judgment in due course. In June 1996, Lemelson filed two motions for reconsideration of the district court's order and oral arguments were heard on February 27, 1997. If Lemelson were to prevail, Ford could be required to pay substantial damages of an as yet indeterminate amount and could become subject to an injunction preventing future use of any process or product found to be covered by a valid patent.

     Currently, there are six purported class action lawsuits pending against the Company that allege defects in the paint processes used with respect to certain vehicles manufactured by Ford. Four lawsuits are nationwide in scope, three of which have been consolidated for pretrial proceedings in the U.S. District Court for the Eastern District of Louisiana and one of which was filed in federal court in Mississippi. A fifth case recently filed in Kansas federal court is a statewide action. The Company is seeking to have the Mississippi and Kansas cases consolidated with the other three in Louisiana. The sixth lawsuit is pending in Texas state court and is limited to Texas purchasers of the subject vehicles. In each pending lawsuit, the plaintiffs seek unspecified compensatory damages, as well as punitive damages, attorneys' fees and costs. The lawsuits appear to focus on vehicles painted with a high-build electrocoat primer, with two of the federal court cases alleging defects with respect to unspecified water-based primers. The vehicles in the high-build electrocoat category are: 1984 through 1993 F-Series/Broncos, 1984 through 1989 Mustangs, 1984 through 1992 Rangers, 1984 through 1989 Bronco II's and 1984 through 1994 heavy trucks. The vehicles in the water-based primer category are unspecified 1984 through 1996 model year vehicles. In July 1996, the federal court dismissed virtually all claims in the two cases then consolidated before it, but with leave to amend certain claims. The plaintiffs have since amended their complaints and Ford has filed motions to dismiss these cases. In January 1997, the court in the Texas case granted a portion of the Company's motion for summary judgment but certified two classes of plaintiffs for trial. Ford is appealing the class certification order. Were plaintiffs to prevail in these lawsuits, Ford could be required to pay substantial damages.

     Nine purported class action lawsuits seeking economic damages (including damages for diminution in value and rescission of purchase agreements) have been brought on behalf of all Bronco II owners in the United States and are currently pending against Ford. Each lawsuit expressly excludes personal injury claimants, whose claims are discussed above. Several of the lawsuits seek recovery of unspecified punitive damages. In addition, several of the lawsuits seek an order requiring the Company to recall and retrofit these vehicles. The Federal Judicial Panel on Multidistrict Litigation consolidated seven of these cases for pretrial purposes in federal court in Louisiana. The other two cases remain pending in state courts in Alabama and Texas. A tentative settlement was reached in these matters in 1994, but was rejected by the Louisiana federal court. In late 1996, the parties submitted a revised settlement proposal, but the Louisiana federal court rejected that proposal in February 1997. In March 1997, the court denied plaintiffs' motion for certification of a 49-state class, ruling that only individualized adjudications of the merits of plaintiffs' claims would provide a fair and efficient resolution of these matters. While the court has denied class certification, the seven lawsuits are still pending before it. Ford has filed summary judgment motions in these cases and plans to file similar motions in the Alabama and Texas lawsuits.

     Currently pending are thirteen purported nationwide class action lawsuits and one purported statewide class action lawsuit covering purchasers of numerous Ford vehicle lines, ranging in model years from 1983 to 1993, that are equipped with an allegedly defective ignition switch. Plaintiffs claim that the ignition switch in these vehicles has a design defect that can cause the switch to short circuit, resulting in smoke and fire damage to the vehicle. In two of the class actions, plaintiffs purport to represent a class of owners who have allegedly experienced a related fire incident. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys' fees, and costs, as well as injunctive relief requiring, among other things, that Ford replace the allegedly defective ignition switch in all affected vehicles. Thirteen of the lawsuits have been consolidated for initial pretrial proceedings (including a class certification determination) in federal court in New Jersey. The remaining lawsuit was pending in state court in Texas but has been removed and conditionally transferred to the federal court in New Jersey. If the plaintiffs in the purported class actions were to prevail, Ford could be required to pay substantial damages.

     In 1995, Ford voluntarily recalled 248,000 vehicles in Canada equipped with the allegedly defective ignition switch. In addition, in 1996, Ford recalled an additional 8.5 million vehicles in the U.S. and Canada. Investigations concerning the ignition switch being conducted by the Safety Administration and Transport Canada were closed in 1996 because the agencies were satisfied that the prior recalls were adequate to reduce the risk of fire in the population of vehicles using the same or similar ignition switch. The Safety Administration and Transport Canada continue to monitor this issue.

     In 1996, six purported class action lawsuits were brought on behalf of purchasers or lessees of Ford-manufactured vehicles with distributor-mounted thick film ignition (TFI) modules. The plaintiffs allege that vehicles with the distributor-mounted TFI modules are defective due to a propensity to stumble, stall or not start. The cases are currently pending in state courts in Alabama, California, Illinois, Maryland, Tennessee and Washington. The cases pending in Alabama and Tennessee courts have been conditionally certified as nationwide class actions. The lawsuit in California purports to represent a state-wide class, and the remaining three cases purport to be regional class actions. The parties have agreed to stay proceedings in all but the California action through the hearing on plaintiffs' motion for class certification and completion of discovery in the California case. The plaintiffs seek pre- and post-judgment interest, attorney fees, disgorgement of profits, compensatory damages, punitive damages, notice to the public and the recall and retrofit of all vehicles with the allegedly defective TFI modules. If the plaintiffs were to prevail in these lawsuits, Ford could be required to pay substantial damages.

     The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail vehicle financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.

EMPLOYEE RELATIONS

     Substantially all hourly employees of Ford in the United States are included in collective bargaining units represented by unions. Approximately 99% of these unionized hourly employees are represented by the United Automobile Workers (the "UAW"). Approximately 3% of salaried employees are represented by unions. Most hourly employees and many nonmanagement salaried employees of subsidiaries outside the United States also are represented by unions. Affiliates of Ford also are parties to collective bargaining agreements in Britain, France, Germany and Spain. Collective bargaining agreements between Ford and the UAW and between Ford of Canada and the Canadian Automobile Workers were entered into in 1996 and are scheduled to expire in September 1999. Ford has not experienced work stoppages at its facilities in recent years, but work stoppages have occurred in supplier facilities. Any protracted work stoppages in the future, whether at Ford's facilities or those of certain suppliers, could substantially adversely affect Ford's results of operations.

          SELECTED FINANCIAL DATA AND OTHER DATA OF FORD MOTOR COMPANY

     The following tables set forth selected financial data and other data concerning Ford for each of the last eleven years (dollar amounts in millions except per share amounts):

SUMMARY OF OPERATIONS                   1996       1995       1994       1993       1992       1991       1990       1989
---------------------                   ----       ----       ----       ----       ----       ----       ----       ----
AUTOMOTIVE
Sales...............................  $118,023   $110,496   $107,137   $ 91,568   $ 84,407   $ 72,051   $ 81,844   $ 82,879
Operating income/(loss).............     2,516      3,281      5,826      1,432     (1,775)    (3,769)       316      4,252
Income/(loss) before income taxes
  and cumulative effects of changes
  in accounting principles..........     2,571      3,166      5,997      1,291     (1,952)    (4,052)       275      5,156
Income/(loss) before cumulative
  effects of changes in accounting
  principles(a)(c)..................     1,655      2,056      3,913      1,008     (1,534)    (3,186)        99      3,175
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net income/(loss)...................     1,655      2,056      3,913      1,008     (8,628)    (3,186)        99      3,175
                                      --------   --------   --------   --------   --------   --------   --------   --------
FINANCIAL SERVICES
Revenues............................  $ 28,968   $ 26,641   $ 21,302   $ 16,953   $ 15,725   $ 16,235   $ 15,806   $ 13,267
Income before income taxes and
  cumulative effects of changes in
  accounting principles.............     4,222      3,539      2,792      2,712      1,825      1,465      1,220        874
Income before cumulative effects of
  changes in accounting principles
  (b)(d)............................     2,791      2,083      1,395      1,521      1,032        928        761        660
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net income..........................     2,791      2,083      1,395      1,521      1,243        928        761        660
                                      --------   --------   --------   --------   --------   --------   --------   --------
TOTAL COMPANY
Income/(loss) before income taxes
  and cumulative effects of changes
  in accounting principles..........  $  6,793   $  6,705   $  8,789   $  4,003   $   (127)  $ (2,587)  $  1,495   $  6,030
Provision/(credit) for income
  taxes.............................     2,166      2,379      3,329      1,350        295       (395)       530      2,113
Minority interests in net income of
  subsidiaries......................       181        187        152        124         80         66        105         82
                                      --------   --------   --------   --------   --------   --------   --------   --------
Income/(loss) before cumulative
  effects of changes in accounting
  principles(a)(b)(c)(d)............     4,446      4,139      5,308      2,529       (502)    (2,258)       860      3,835
Cumulative effects of changes in
  accounting principles.............        --         --         --         --     (6,883)        --         --         --
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net income/(loss)...................  $  4,446   $  4,139   $  5,308   $  2,529   $ (7,385)  $ (2,258)  $    860   $  3,835
                                      ========   ========   ========   ========   ========   ========   ========   ========
TOTAL COMPANY DATA PER SHARE OF
  COMMON AND CLASS B STOCK(E)
Income/(loss) before cumulative
  effects of changes in accounting
  principles........................  $   3.72   $   3.58   $   4.97   $   2.27   $  (0.73)  $  (2.40)  $   0.93   $   4.11
Income/(loss)
  Assuming no dilution..............      3.72       3.58       4.97       2.27      (7.81)     (2.40)      0.93       4.11
  Assuming full dilution............      3.64       3.33       4.44       2.10      (7.81)     (2.40)      0.92       4.06
Cash dividends......................      1.47       1.23       0.91       0.80       0.80       0.98       1.50       1.50
Common stock price range (NYSE)
  High..............................        37 1/4      32 7/8      35       33 1/16     24 7/16     18 7/8       24 9/16  28  5/16
  Low...............................        27 1/4      24 3/4      25 5/8   21 1/2      13 7/8      11 11/16     12 1/2   20 11/16
Average number of shares of Common
  and Class B stock outstanding (in
  millions).........................     1,179      1,071      1,010        986        972        952        926        934
TOTAL COMPANY BALANCE SHEET DATA AT
  YEAR-END
Assets
  Automotive........................  $ 79,658   $ 72,772   $ 68,639   $ 61,737   $ 57,170   $ 52,397   $ 50,824   $ 45,819
  Financial Services................   183,209    170,511    150,983    137,201    123,375    122,032    122,839    115,074
                                      --------   --------   --------   --------   --------   --------   --------   --------
    Total assets....................  $262,867   $243,283   $219,622   $198,938   $180,545   $174,429   $173,663   $160,893
Long-term debt
  Automotive........................  $  6,495   $  5,475   $  7,103   $  7,084   $  7,068   $  6,539   $  4,553   $  1,137
  Financial Services................    70,641     68,259     58,104     47,900     42,369     43,680     40,779     37,784
Stockholders' equity(f).............    26,762     24,547     21,659     15,574     14,753     22,690     23,238     22,728

SUMMARY OF OPERATIONS                  1988       1987       1986
---------------------                  ----       ----       ----
AUTOMOTIVE
Sales..............................  $ 82,193   $ 71,797   $ 62,868
Operating income/(loss)............     6,612      6,256      4,142
Income/(loss) before income taxes
  and cumulative effects of changes
  in accounting principles.........     7,312      6,499      4,299
Income/(loss) before cumulative
  effects of changes in accounting
  principles(a)(c).................     4,609      3,767      2,512
                                     --------   --------   --------
Net income/(loss)..................     4,609      3,767      2,512
                                     --------   --------   --------
FINANCIAL SERVICES
Revenues...........................  $ 10,253   $  8,096   $  6,826
Income before income taxes and
  cumulative effects of changes in
  accounting principles............     1,031      1,386      1,321
Income before cumulative effects of
  changes in accounting principles
  (b)(d)...........................       691        858        773
                                     --------   --------   --------
Net income.........................       691        858        773
                                     --------   --------   --------
TOTAL COMPANY
Income/(loss) before income taxes
  and cumulative effects of changes
  in accounting principles.........  $  8,343   $  7,885   $  5,620
Provision/(credit) for income
  taxes............................     2,999      3,226      2,323
Minority interests in net income of
  subsidiaries.....................        44         34         12
                                     --------   --------   --------
Income/(loss) before cumulative
  effects of changes in accounting
  principles(a)(b)(c)(d)...........     5,300      4,625      3,285
Cumulative effects of changes in
  accounting principles............        --         --         --
                                     --------   --------   --------
Net income/(loss)..................  $  5,300   $  4,625   $  3,285
                                     ========   ========   ========
TOTAL COMPANY DATA PER SHARE OF
  COMMON AND CLASS B STOCK(E)
Income/(loss) before cumulative
  effects of changes in accounting
  principles.......................  $   5.48   $   4.53   $   3.08
Income/(loss)
  Assuming no dilution.............      5.48       4.53       3.08
  Assuming full dilution...........      5.40       4.46       3.03
Cash dividends.....................      1.15       0.79       0.56
Common stock price range (NYSE)
  High.............................        27 1/2       28 5/32       15 7/8
  Low..............................        19 1/32      14 7/32        9
Average number of shares of Common
  and Class B stock outstanding (in
  millions)........................       968      1,022      1,066
TOTAL COMPANY BALANCE SHEET DATA AT
  YEAR-END
Assets
  Automotive.......................  $ 43,128   $ 39,734   $ 34,021
  Financial Services...............   100,239     76,260     59,211
                                     --------   --------   --------
    Total assets...................  $143,367   $115,994   $ 93,232
Long-term debt
  Automotive.......................  $  1,336   $  2,058   $  2,467
  Financial Services...............    30,777     26,009     19,128
Stockholders' equity(f)............    21,529     18,493     14,860

-------------------------
(a) 1989 includes an after-tax loss of $424 million from the sale of Rouge Steel Company.
(b) 1994 includes an after-tax loss of $440 million from the sale of Granite Savings Bank (formerly First Nationwide Bank).
(c) 1995 includes a gain of $230 million from the dissolution of Autolatina, the Company's joint venture with Volkswagen AG in Brazil and Argentina.
(d) 1996 includes gains of $650 million on the sale of The Associates' common stock and $95 million on the sale of USL Capital's assets, offset partially by a net write-down of $233 million for Budget Rent a Car Corporation.
(e) Share data have been adjusted to reflect stock dividends and stock splits.
(f) The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.

SUMMARY OF
---------------------------------
OPERATIONS, CONT.                    1996       1995       1994       1993       1992       1991       1990       1989       1988
---------------------------------    ----       ----       ----       ----       ----       ----       ----       ----       ----
TOTAL COMPANY FACILITY AND
  TOOLING DATA
Capital expenditures for
  facilities (excluding special
  tools).........................  $  5,362   $  5,455   $  5,236   $  4,339   $  3,613   $  3,611   $  4,702   $  4,412   $  3,148
Depreciation.....................     9,519      8,954      7,207      5,456      4,658      3,956      3,185      2,720      2,458
Expenditures for special tools...     3,289      3,542      3,310      2,475      2,177      2,236      2,556      2,354      1,634
Amortization of special tools....     3,272      2,765      2,129      2,012      2,097      1,822      1,695      1,509      1,335
TOTAL COMPANY EMPLOYEE DATA --
  WORLDWIDE
Payroll..........................  $ 17,609   $ 16,567   $ 15,853   $ 13,750   $ 13,754   $ 12,850   $ 14,014   $ 13,327   $ 13,010
Total labor costs................    25,687     23,758     22,985     20,065     19,850     17,998     18,962     18,152     18,108
Average number of employees......   371,702    346,989    337,728    321,925    325,333    331,977    369,547    366,641    358,939
TOTAL COMPANY EMPLOYEE DATA --
  U.S. OPERATIONS
Payroll..........................  $ 10,961   $ 10,488   $ 10,381   $  8,899   $  8,019   $  7,393   $  8,313   $  8,654   $  8,477
Average number of employees......   189,718    186,387    180,861    166,995    158,501    156,203    180,228    188,402    185,651
Average hourly labor costs(g)
  Earnings.......................  $  22.30   $  21.79   $  21.81   $  20.94   $  19.92   $  19.10   $  18.44   $  17.77   $  17.39
  Benefits.......................     19.47      18.66      19.13      18.12      19.24      17.97      14.12      13.21      13.07
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total hourly labor costs.....  $  41.77   $  40.45   $  40.94   $  39.06   $  39.16   $  37.07   $  32.56   $  30.98   $  30.46
                                   ========   ========   ========   ========   ========   ========   ========   ========   ========
SUMMARY OF VEHICLE UNIT SALES(h)
  (IN THOUSANDS)
NORTH AMERICA
  United States
    Cars.........................     1,656      1,767      2,036      1,925      1,820      1,588      1,870      2,201      2,364
    Trucks.......................     2,241      2,226      2,182      1,859      1,510      1,253      1,416      1,517      1,537
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total United States........     3,897      3,993      4,218      3,784      3,330      2,841      3,286      3,718      3,901
  Canada.........................       258        254        281        256        237        259        257        326        349
  Mexico.........................        67         32         92         91        126        112         89         87         63
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total North America........     4,222      4,279      4,591      4,131      3,693      3,212      3,632      4,131      4,313
EUROPE
  Britain........................       516        496        520        464        420        471        607        739        753
  Germany........................       436        409        386        340        407        501        361        326        332
  France.........................       194        165        180        150        194        190        185        192        168
  Italy..........................       180        193        179        172        266        301        219        153         98
  Spain..........................       155        160        163        117        165        128        155        173        158
  Other countries................       339        286        281        250        270        296        289        296        290
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total Europe...............     1,820      1,709      1,709      1,493      1,722      1,887      1,816      1,879      1,799
OTHER INTERNATIONAL
  Brazil.........................       190        201        164        151        117        137        137        157        154
  Australia......................       138        139        125        120        105        104        134        154        132
  Taiwan.........................        86        106         97        122        119        107        115        115         88
  Argentina......................        64         48         54         49         49         26         18         25         30
  Japan..........................        52         57         50         53         64         83         99         82         60
  Other countries................        81         67         63         65         71         67         72         65         86
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total other
        international............       611        618        553        560        525        524        575        598        550
TOTAL WORLDWIDE CARS AND
  TRUCKS.........................     6,653      6,606      6,853      6,184      5,940      5,623      6,023      6,608      6,662
TOTAL WORLDWIDE TRACTORS(i)......        --         --         --         --         --         13         66         72         77
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
TOTAL WORLDWIDE VEHICLE UNIT
  SALES..........................     6,653      6,606      6,853      6,184      5,940      5,636      6,089      6,680      6,739
                                   ========   ========   ========   ========   ========   ========   ========   ========   ========

SUMMARY OF
---------------------------------
OPERATIONS, CONT.                    1987       1986
---------------------------------    ----       ----
TOTAL COMPANY FACILITY AND
  TOOLING DATA
Capital expenditures for
  facilities (excluding special
  tools).........................  $  2,415   $  2,179
Depreciation.....................     2,107      1,859
Expenditures for special tools...     1,343      1,285
Amortization of special tools....     1,353      1,293
TOTAL COMPANY EMPLOYEE DATA --
  WORLDWIDE
Payroll..........................  $ 11,670   $ 11,290
Total labor costs................    16,567     15,610
Average number of employees......   350,320    382,274
TOTAL COMPANY EMPLOYEE DATA --
  U.S. OPERATIONS
Payroll..........................  $  7,765   $  7,706
Average number of employees......   180,944    181,576
Average hourly labor costs(g)
  Earnings.......................  $  16.50   $  16.12
  Benefits.......................     12.38      11.01
                                   --------   --------
    Total hourly labor costs.....  $  28.88   $  27.13
                                   ========   ========
SUMMARY OF VEHICLE UNIT SALES(H)
  (IN THOUSANDS)
NORTH AMERICA
  United States
    Cars.........................     2,176      2,105
    Trucks.......................     1,480      1,406
                                   --------   --------
      Total United States........     3,656      3,511
  Canada.........................       349        321
  Mexico.........................        35         44
                                   --------   --------
      Total North America........     4,040      3,876
EUROPE
  Britain........................       628        596
  Germany........................       328        320
  France.........................       162        151
  Italy..........................        93         85
  Spain..........................       159        112
  Other countries................       285        300
                                   --------   --------
      Total Europe...............     1,655      1,564
OTHER INTERNATIONAL
  Brazil.........................       129        177
  Australia......................       128        139
  Taiwan.........................        55         31
  Argentina......................        33         32
  Japan..........................        49         40
  Other countries................        82         92
                                   --------   --------
      Total other
        international............       476        511
TOTAL WORLDWIDE CARS AND
  TRUCKS.........................     6,171      5,951
TOTAL WORLDWIDE TRACTORS(I)......        64         68
                                   --------   --------
TOTAL WORLDWIDE VEHICLE UNIT
  SALES..........................     6,235      6,019
                                   ========   ========

-------------------------
(g) Per hour worked (in dollars). Excludes data for subsidiary companies.

(h) Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

(i) Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.

                 FINANCIAL REVIEW OF FORD MOTOR COMPANY RESULTS

OVERVIEW

     The Company's worldwide net income was $4,446 million in 1996, or $3.64 per share of Common and Class B Stock (fully diluted), compared with $4,139 million, or $3.33 per share (fully diluted) in 1995. Results in 1996 and 1995 included several one-time actions (see below). Income per share in 1995 also included a one-time reduction of $0.06 per share related to the exchange of Series B Preferred Stock for company-obligated mandatorily redeemable preferred securities of a subsidiary trust.

     The Company's earnings in 1996 were up $307 million from 1995, reflecting primarily improved Automotive results in North America and one-time actions and record operating earnings in Financial Services; higher operating losses in South America and Europe and a one-time charge for employee separation programs were partial offsets. The Company's worldwide sales and revenues were $147 billion in 1996, up $9.9 billion or 7% from 1995. Vehicle unit sales of cars and trucks were 6,653,000, up 47,000 units. Stockholders' equity was $26.8 billion at December 31, 1996, compared with $24.5 billion at December 31, 1995.

     In 1996, Automotive capital expenditures for new products and facilities totaled $8.2 billion, down $467 million from 1995. Automotive cash and marketable securities were $15.4 billion at December 31, 1996, up $3 billion from December 31, 1995. Automotive debt at December 31, 1996 totaled $8.2 billion, up $849 million from a year ago. Automotive net cash was $7.2 billion at December 31, 1996.

     The Company has completed launches of its highest-volume products in North America (F-Series, Taurus, Sable and Escort) and Europe (Mondeo and Fiesta). Important new products were launched during 1996 and have received strong customer reception, including the Expedition, Ka and Jaguar XK8.

FOURTH QUARTER 1996

     In fourth quarter 1996, Ford earned $1,204 million, or $0.99 per share of Common and Class B Stock (fully diluted), compared with $660 million, or $0.48 per share (fully diluted) in fourth quarter 1995. Results in fourth quarter 1996 and 1995 included several one-time actions (see below). Income per share in fourth quarter 1995 also included a one-time reduction of $0.06 per share related to the exchange of Series B Preferred Stock.

     The Company's net income for fourth quarter 1996 and 1995 was as follows (in millions):

                                                                   NET INCOME/(LOSS)
                                                                -----------------------
                                                                FOURTH          FOURTH
                                                                QUARTER         QUARTER
                                                                 1996            1995
                                                                -------         -------
U.S. Automotive.............................................    $  628           $168
Automotive Outside U.S.
  Europe....................................................       (88)           (48)
  South America.............................................      (287)          (112)
  Other.....................................................       137              8
                                                                ------           ----
     Total Automotive Outside U.S...........................      (238)          (152)
                                                                ------           ----
     Total Automotive.......................................       390             16
                                                                ------           ----
Financial Services..........................................       814            644
                                                                ------           ----
     Total Company..........................................    $1,204           $660
                                                                ======           ====

     Earnings for Automotive operations in the U.S. improved in fourth quarter 1996, compared with fourth quarter 1995, as a result of higher margins (reflecting improved sales mix and cost reductions) and higher volume (up 51,000 units), offset partially by higher product costs and costs for employee separation programs.

     Higher losses incurred by Automotive operations in Europe were more than explained by higher costs for employee separation programs. Higher losses incurred in South America resulted primarily from the nonrecurrence of a gain in fourth quarter 1995 from the dissolution of the Autolatina joint venture, as well as costs for employee separation programs; higher margins and volume were partial offsets.

     Higher earnings for Financial Services operations reflected a partial reversal of a second quarter 1996 provision for losses on notes receivable from Budget Rent A Car Corporation and record earnings at The Associates and Hertz, offset partially by lower earnings at Ford Credit and the effect of the sale of USL Capital's assets.

ONE-TIME ACTIONS

     Net income in 1996 and 1995 included several one-time actions, as follows (in millions):

                                                                FOURTH QUARTER       FULL YEAR
                                                                ---------------    --------------
                                                                 1996     1995     1996     1995
                                                                 ----     ----     ----     ----
Automotive
  Employee separation programs..............................    $ (336)   $(129)   $(436)   $(146)
  Autolatina dissolution....................................        --      230       --      230
Financial Services
  Sale of The Associates' common stock......................        --       --      650       --
  Sale of USL Capital's assets..............................        --       --       95       --
  Net write-down for Budget Rent a Car Corporation..........       204       --     (233)      --
                                                                ------    -----    -----    -----
     Total Company..........................................    $ (132)   $ 101    $  76    $  84
                                                                ======    =====    =====    =====
     Per share..............................................    $(0.11)   $0.03*   $0.06    $0.02*

-------------------------
* Includes $0.06 per share reduction for exchange of Series B Preferred Stock

RESULTS OF OPERATIONS

     The Company's net income for worldwide Automotive operations in 1996, 1995 and 1994, was as follows (in millions):

                                                                    NET INCOME/(LOSS)
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
U.S. Automotive.............................................    $2,007    $1,843    $3,002
Automotive Outside U.S.
  Europe....................................................      (291)      116       128
  South America.............................................      (642)      (94)      496
  Other.....................................................       581       191       287
                                                                ------    ------    ------
     Total Automotive Outside U.S...........................      (352)      213       911
                                                                ------    ------    ------
       Total Automotive.....................................    $1,655    $2,056    $3,913
                                                                ======    ======    ======

     The Company's net income for worldwide Financial Services operations in 1996, 1995 and 1994, was as follows (in millions):

                                                                    NET INCOME/(LOSS)
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
Ford Credit.................................................    $1,441    $1,579    $1,487
The Associates..............................................       857*      723       603
USL Capital.................................................       191       135       109
Hertz.......................................................       159       105        92
One-Time Actions............................................       512         0      (440)
Minority Interests, Eliminations and Other..................      (369)     (459)     (456)
                                                                ------    ------    ------
Total Financial Services....................................    $2,791    $2,083    $1,395
                                                                ======    ======    ======

-------------------------
* Ford's share was $745 million

1996 RESULTS OF OPERATIONS

AUTOMOTIVE OPERATIONS

     Earnings for Automotive operations in the U.S. were up $164 million in 1996 compared with a year ago. The increase resulted from higher margins (reflecting improved sales mix and cost reductions), offset partially by higher product costs and costs for employee separation programs. The after-tax return on sales was 2.7% in 1996, up 2/10 of a point from a year ago.

     The U.S. economy continued to grow at a moderate rate in 1996, with interest rates and inflation at comparatively low levels. Car and truck industry volumes totaled 15.5 million units in 1996, compared with 15.1 million units in 1995. The increase in industry sales was more than explained by higher truck industry sales. Ford's U.S. car market share was 20.6%, down 3/10 of a point from 1995. Ford's U.S. truck share was 31.1%, down 8/10 of a point from 1995. Ford's combined U.S. car and truck share was 25.2%, down 4/10 of a point from 1995. Reduced sales of lower margin fleet vehicles account for the decline. The Company expects car and truck industry sales in 1997 to be about equal to 1996.

     Unfavorable results for Automotive operations in Europe, compared with a year ago, reflected costs associated with launching new products, adverse vehicle mix, higher marketing costs, and costs for employee separation programs, offset partially by higher volume. In 1996, the European automotive industry experienced increased competition as a result of industry overcapacity, as well as a market shift to lower profit smaller cars. This trend is expected to continue in 1997 and beyond. Ford is continuing to focus on cost reductions, including vehicle cost reductions, and the rationalization of manufacturing capacity. Its recently launched new products (the Fiesta, Ka and an updated Mondeo) will strengthen Ford's European product offerings.

     European car and truck industry volumes totaled 14.3 million units in 1996, compared with 13.4 million units in 1995. Ford's European car market share was 11.6%, down 2/10 of a point from 1995. Ford's European truck share was 13.1%, down 1.4 points from 1995. Ford's combined European car and truck share was 11.8%, down 4/10 of a point from 1995, reflecting primarily reduced sales of lower margin fleet vehicles. Car and truck industry sales in 1997 are expected to be about equal to 1996.

     Higher losses in 1996 incurred by Automotive operations in South America reflected primarily higher losses for operations in Brazil as a result of a long and costly launch process following the dissolution of the Autolatina joint venture with Volkswagen AG. Costs for employee separation programs, in addition to increased competition and a market shift to smaller (Fiesta-sized) cars that resulted in lower market share, also affected results unfavorably. The Company is in the process of reestablishing operations in Brazil and Argentina. Losses in Brazil are expected to continue in 1997. To improve the competitiveness of its product offerings in Brazil, Ford will have several new products (the Ka, Fiesta, Escort and Ranger) available for sale throughout most of 1997. In addition, Ford is focusing on further facility rationalization in the region.

COMPARISON OF AUTOMOTIVE SALES AND TOTAL COSTS AND EXPENSES

     Automotive sales totaled $118 billion in 1996, up 6.8% from 1995. Sales in the U.S. were $76 billion in 1996 compared with $73.9 billion in 1995, and sales outside the U.S. were $42 billion in 1996 compared with $36.6 billion in 1995. Total costs and expenses were $115.5 billion in 1996, up 7.7% from 1995. Approximately half of the increase in sales and total costs and expenses was attributable to the inclusion in the Company's consolidated results of operations, beginning in 1996, of the sales and total costs and expenses for new entities in Brazil and Argentina resulting from the dissolution of the Autolatina joint venture. Amounts for 1995 exclude these new entities. The balance of the increase in sales and total costs and expenses was attributable primarily to the effects of higher unit volume and a richer sales mix, as well as costs for employee separation programs.

     Research and development expense totaled $6,821 million in 1996, up 3% from 1995. The increase was more than explained by the inclusion of research and development expense for new entities in Brazil and Argentina and support for new markets.

FINANCIAL SERVICES OPERATIONS

     Earnings for Financial Services operations were up $708 million in 1996, compared with a year ago, including $512 million from the one-time actions described above. Improvements from operations totaled $196 million.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of Ford Credit's 1996 results of operations.

     Record earnings at The Associates reflected primarily higher levels of earning assets, lower operating costs and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net finance receivables were 2.03% in 1996, compared with 1.70% in 1995. The Associates believes the higher levels of credit losses may continue.

     Record earnings at Hertz reflected primarily higher volume in car rental and equipment rental operations.

LIQUIDITY AND CAPITAL RESOURCES

AUTOMOTIVE OPERATIONS

     Automotive cash and marketable securities were $15.4 billion at December 31, 1996, up $3 billion from December 31, 1995. The Company paid $1.8 billion in cash dividends on its Common Stock, Class B Stock and Preferred Stock during 1996.

     Automotive capital expenditures were $8.2 billion in 1996, down $467 million from 1995. Automotive capital expenditures as a percentage of sales was 7% in 1996, down 9/10 of a point from 1995. During the next several years, Ford's spending for product change is expected to be at similar or higher levels; however, as a percentage of sales, spending is expected to be at similar or lower levels.

     Automotive debt at December 31, 1996 totaled $8.2 billion, which was 23% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 22% of total capitalization, at December 31, 1995.

FINANCIAL SERVICES OPERATIONS

     The Financial Services operations rely heavily on their ability to raise substantial amounts of funds in the capital markets in addition to collections on loans and retained earnings. The levels of funds for certain Financial Services operations are affected by transactions with Ford, such as capital contributions, dividend payments and the timing of payments for income taxes. The ability to obtain funds also is affected by debt ratings which, for certain operations, are closely related to the financial condition and outlook for Ford and the nature and availability of support facilities, such as revolving credit and receivables sales facilities.

     Ford Credit's outstanding commercial paper totaled $38 billion at December 31, 1996 with an average remaining maturity of 34 days. Support facilities represent additional sources of funds, if required.

DERIVATIVE FINANCIAL INSTRUMENTS

     Ford is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. For Automotive operations, purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in subsidiaries are frequently denominated in foreign currencies, thereby creating exposures to changes in exchange rates. In addition, Ford also is exposed to changes in prices of commodities used in its Automotive operations. Financial Services operations issue debt and other payables with various maturity and interest rate structures to ensure funding over business and economic cycles and to minimize overall borrowing costs. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in maturities of liabilities versus the maturities of assets.

     These financial exposures are monitored and managed by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of changes in exchange rates, interest rates and commodity prices on Ford's earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins.

YEAR 2000 DATE CONVERSION

     The Company has established a central office to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and are being dimensioned, and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.

ITEM 2. FORD CREDIT PROPERTIES

     Substantially all of Ford Credit's branch operations presently are being conducted from leased properties. At December 31, 1996, Ford Credit's aggregate obligation under leases of real property was $39.9 million.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All shares of the registrant's Common Stock at December 31, 1996 were owned by Ford and, accordingly, there was no market for such stock. During 1996, Ford Credit declared and paid cash dividends of $949 million. Dividends also were paid to Ford in 1995, 1994, 1993, 1992 and 1991. Ford Credit may pay additional dividends from time to time depending on Ford Credit's receivables levels, capital requirements, and profitability.

ITEM 6. SELECTED FINANCIAL DATA

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                               1996       1995       1994       1993      1992
                                                               ----       ----       ----       ----      ----
SELECTED INCOME STATEMENT DATA (IN MILLIONS)
Financing revenue
  Operating leases..........................................  $ 8,224    $ 7,301    $ 5,596    $3,829    $2,579
  Retail....................................................    5,001      4,523      4,042     4,120     4,292
  Wholesale.................................................    1,646      1,875      1,329     1,071     1,292
  Diversified...............................................       84        152        124       144       200
    Other...................................................      393        355        287       237       240
                                                              -------    -------    -------    ------    ------
Total finance revenue.......................................   15,348     14.206     11,378     9,401     8,603
Insurance premiums earned...................................      226         --         --        --        --
Investment and other income.................................    1,041        791        469       403       249
Total revenue...............................................   16,615     14,997     11,847     9,804     8,852
Interest expense............................................    6,224      5,998      4,209     3,675     4,152
Depreciation on operating leases............................    5,538      5,235      4,083     2,835     1,826
Operating expenses..........................................    1,468      1,211      1,159     1,025       957
Provision for credit losses.................................      993        480        294       319       486
Other insurance expense.....................................      207         --         --        --        --
                                                              -------    -------    -------    ------    ------
Total expenses..............................................   14,430     12,924      9,745     7,854     7,421
Equity in net income of affiliated companies................       55        255        233       198       155
                                                              -------    -------    -------    ------    ------
Income before income taxes and cumulative effects of changes
  in accounting principles..................................    2,240      2,328      2,335     2,148     1,586
Provision for income taxes..................................      731        683        789       778       531
Minority interest...........................................       68         66         59        45        42
                                                              -------    -------    -------    ------    ------
Income before cumulative effects of changes in accounting
  principles................................................    1,441      1,579      1,487     1,325     1,013
Cumulative effects of changes in accounting principles......       --         --         --        --       169
                                                              -------    -------    -------    ------    ------
    Net income..............................................  $ 1,441    $ 1,579    $ 1,487    $1,325    $1,182
                                                              =======    =======    =======    ======    ======
Net income from financing operations........................  $ 1,386    $ 1,324    $ 1,254    $1,127    $  858
Net income from affiliated companies........................       55        255        233       198       155
Cumulative effects of changes in accounting principles......       --         --         --        --       169
Cash dividends..............................................      949        816        389       413       691
Return on Equity............................................     16.1%      19.3%      20.6%     21.4%     21.5%
Earnings-to-fixed charges ratio.............................      1.3        1.3        1.5       1.5       1.3
SELECTED BALANCE SHEET (IN BILLIONS)
Finance Receivables
  Retail....................................................  $  53.1    $  47.7    $  43.5    $ 39.0    $ 36.3
  Wholesale.................................................     22.7       22.1       19.8      15.4      13.6
  Diversified...............................................      0.5        2.3        2.2       2.1       2.4
  Other.....................................................      5.4        5.1        4.5       3.8       3.6
                                                              -------    -------    -------    ------    ------
Total finance receivables...................................     81.7       77.2       70.0      60.3      55.9
  Deduct: Allowance for credit losses.......................     (0.9)      (0.8)      (0.8)     (0.8)     (0.9)
                                                              -------    -------    -------    ------    ------
Finance receivables, net....................................  $  80.8    $  76.4    $  69.2    $ 59.5    $ 55.0
                                                              =======    =======    =======    ======    ======
Operating leases, net.......................................  $  30.7    $  25.7    $  20.8    $ 13.2    $  8.2
                                                              =======    =======    =======    ======    ======
Assets
  Financing operations......................................  $ 121.7    $ 109.5    $  95.4    $ 78.3    $ 67.1
  Equity in net assets of affiliated companies..............       --        1.7        1.3       1.2       1.0
                                                              -------    -------    -------    ------    ------
Total assets................................................  $ 121.7    $ 111.2    $  96.7    $ 79.5    $ 68.1
                                                              =======    =======    =======    ======    ======
CAPITALIZATION (IN BILLIONS)
Debt payable within one year................................  $  52.2    $  49.6    $  45.4    $ 39.2    $ 33.8
Debt payable after one year
  Senior....................................................     45.5       42.3       35.6      27.6      24.1
  Subordinated and other....................................      0.3        0.3         --        --        --
                                                              -------    -------    -------    ------    ------
Total debt payable after one year...........................     45.8       42.6       35.6      27.6      24.1
                                                              -------    -------    -------    ------    ------
Total debt..................................................     98.0       92.2       81.0      66.8      57.9
Stockholder's equity........................................      9.2        8.7        7.7       6.7       5.6
                                                              -------    -------    -------    ------    ------
Total capital...............................................  $ 107.2    $ 100.9    $  88.7    $ 73.5    $ 63.5
                                                              =======    =======    =======    ======    ======
Debt-to-equity ratio (to 1).................................     10.6       10.6       10.5      10.0      10.3
Debt payable within one year as percent of total capital....     48.7%      49.2%      51.1%     53.3%     53.2%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The principal factors that influence the earnings of Ford Credit are interest margins and the levels of finance receivables and net investment in operating leases.

     Net interest margins reflect the difference between interest rates earned on finance receivables, including operating leases net of depreciation ("yields"), and the rates paid on borrowed funds. Yields on most receivables and operating leases generally are fixed at the time the contracts are acquired. On some receivables, primarily wholesale financing, yields vary with changes in short-term interest rates. Borrowed funds include short-term debt, the cost of which reflects changes in short-term interest rates, and long-term debt, the cost of which generally is fixed at the time of the debt placement. Interest-rate swap agreements are used to hedge movements in interest rates related to borrowings and to manage the match between the interest rates of assets and liabilities.

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

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

     Ford Credit's consolidated net income in 1996 was $1,441 million, down $138 million or 9% from 1995. Ford Credit's 1996 financial results include a majority ownership (78%) of Ford Credit Europe and results for 1995 and prior years have been restated to reflect this ownership change. Compared with record results from a year ago, the decrease primarily reflects the effects of the first quarter restructuring of Ford's Financial Services Group ("FSG"), higher credit losses and higher loss reserve requirements. Higher levels of earning assets and improved net interest margins were a partial offset.

     The FSG restructuring reflects lower income resulting from the repurchase in the first quarter of 1996 by Ford Holdings of substantially all the shares of Ford Holdings' common stock owned by Ford Credit, offset partially by the addition of American Road and interest on a note receivable from Ford Holdings.

     Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.78% in 1996 compared with 0.51% in 1995 reflecting an increase in repossession rates and higher losses per repossession. The increased repossession ratio reflects an increased mix of used vehicle financing and expanded purchase policies to generate financing volume. The increase in loss per repossession reflects a weaker used vehicle market resulting in Ford Credit realizing lower prices for repossessed units sold at auction. Management believes the higher levels of credit losses may continue in 1997.

     Improved net interest margins reflect a reduction in portfolio borrowing rates to 6.5% in 1996, down from 6.9% in 1995, partially offset by a reduction in portfolio yields on finance receivables and operating leases. The increase in earning assets reflects a higher level of operating leases and retail installment sale receivables. Total net finance receivables and net investment in operating leases at December 31, 1996 were $111.5 billion, up $9.4 billion or 9% from a year earlier.

     For 1996, Ford Credit financed 38% of all new cars and trucks sold by Ford Motor Company dealers in the U.S. compared with 37% in 1995. In Europe, Ford Credit financed 29% of all new vehicles sold by Ford Motor Company dealers in 1996 compared with 30% in 1995. Ford Credit provided retail customers with financing for 2.7 million new and used vehicles in the United States and 0.7 million in Europe. In 1996, Ford Credit provided wholesale financing for 80% of Ford Motor Company U.S. factory sales and 91% of Ford Motor Company Europe factory sales compared with 80% for the U.S. and 89% for Europe in 1995.

     As part of Ford's sale of USL Capital's assets, the majority of Ford Credit's diversified assets, managed by USL Capital, was sold. The sale of the diversified assets did not have a material impact on Ford Credit's results.

     For the Fourth Quarter of 1996, Ford Credit's consolidated net income was $385 million, down $70 million from 1995. The deterioration reflects higher credit losses and the effects of FSG restructuring, offset partially by higher net interest margins and higher financing volume.

1995 COMPARED WITH 1994

     Ford Credit's consolidated net income in 1995 was a record $1,579 million, up $92 million or 6% from 1994. Compared with results from a year ago, the increase primarily reflects higher levels of earning assets, improved operating cost performance, higher gains from sale of receivables, and lower taxes. Lower net interest margins, higher credit losses, and the non-recurrence of a one-time gain from the sale of Ford Credit's investment in Manheim Auctions were a partial offset.

     Total net finance receivables and net investment in operating leases at December 31, 1995 were $102.1 billion, up $12.1 billion or 13% from a year earlier. The higher financing volume reflects primarily an increase in operating leases and retail installment sale receivables.

     For 1995 and 1994, Ford Credit financed 37% of all new cars and trucks sold by Ford Motor Company dealers in the U.S. In Europe, Ford Credit financed 30% of all new vehicles sold by Ford Motor Company in 1995 compared with 29% in 1994. Ford Credit provided retail customers with financing for 2.5 million new and used vehicles in the United States and 0.7 million in Europe. In 1995, Ford Credit provided wholesale financing for 80% of Ford Motor Company U.S. factory sales and 89% of Ford Motor Company Europe factory sales compared with 82% for the U.S. and 88% for Europe in 1994.

     The decline in net interest margins reflects an increase in portfolio borrowing rates from 5.7% in 1994 to 6.9% in 1995, partially offset by higher portfolio yields on finance receivables and operating leases.

     Credit losses increased in 1995, reversing a general trend of improvement that began in 1989. Credit losses as a percent of average net finance receivables including net investment in operating leases were 0.51% in 1995 compared with 0.27% in 1994 reflecting an increase in repossession rates and higher loss per repossession.

     For 1995, equity in net income of affiliated companies (primarily Ford Holdings) was $255 million compared with $233 million in 1994. The increase reflected higher Ford Holdings net income available to common shareholders. At December 31, 1995, Ford Credit owned about 45% of Ford Holdings common stock.

     Additional information called for by Item 7 is incorporated herein by reference from Item 1 -- Business -- "Business of Ford Credit -- Credit Loss Experience", "Business of Ford Credit -- Borrowings and Other Sources of Funds", and "Certain Transactions with Ford and Affiliates", and Item 8 -- "Financial Statements and Supplementary Data".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Item 8 is set forth at pages FC-1 through FC-25 of this Form 10-K Report, is incorporated herein by reference and is listed in the Index to Financial Statements as set forth in Item 14(a)(1) and 14(a)(2).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

Report of Independent Accountants

Ford Motor Credit Company and Subsidiaries

     Consolidated Statement of Income and of Earnings Retained for Use in the Business for the Years Ended December 31, 1996, 1995 and 1994.

     Consolidated Balance Sheet, December 31, 1996 and 1995.

     Consolidated Statement of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

     Notes to Financial Statements.

     The financial statements and notes to financial statements listed above and the schedule listed below are incorporated by reference in Item 8 of this Report from pages FC-1 through FC-25 of this Form 10-K Report.

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

(a) 3. Exhibits

DESIGNATION           DESCRIPTION                                     METHOD OF FILING
-----------           -----------                                     ----------------
Exhibit 3-A           Restated Certificate of Incorporation           Filed as Exhibit 3-A to Ford Motor
                      of Ford Motor Credit Company.                   Credit Company Report on Form 10-K
                                                                      for the year ended December 31, 1987
                                                                      and incorporated herein by reference.
                                                                      File No. 1-6368.

Exhibit 3-B           By-Laws of Ford Motor Credit Company as         Filed as Exhibit 3-B to Ford Motor
                      amended through March 2, 1988.                  Credit Company Report on Form 10-K
                                                                      for the year ended December 31, 1987
                                                                      and incorporated herein by reference.
                                                                      File No. 1-6368.

Exhibit 4-A           Form of Indenture dated as of August 1,         Filed as Exhibit 4-A to Ford Motor
                      1984 between Ford Motor Credit Company          Credit Company Registration Statement
                      and The Chase Manhattan Bank (National          No. 2-92561 and incorporated herein
                      Association) relating to Debt                   by reference.
                      Securities.

Exhibit 4-A-1         Form of First Supplemental Indenture            Filed as Exhibit 4-C to Ford Motor
                      dated August 15, 1986 between Ford              Credit Company Registration Statement
                      Motor Credit Company and The Chase              No. 33-8126 and incorporated herein
                      Manhattan Bank (National Association)           by reference.
                      supplementing the Indenture designated
                      as Exhibit 4-A.

DESIGNATION           DESCRIPTION                                     METHOD OF FILING
-----------           -----------                                     ----------------
Exhibit 4-A-2         Form of Second Supplemental Indenture           Filed as Exhibit 4-B to Ford Motor
                      dated as of October 15, 1986 between            Credit Company Current Report on Form
                      Ford Motor Credit Company and The Chase         8-K dated October 17, 1986 and
                      Manhattan Bank (National Association)           incorporated herein by reference.
                      supplementing the Indenture designated          File No. 1-6368.
                      as Exhibit 4-A.

Exhibit 4-B           Form of Indenture dated as of February          Filed as Exhibit 4-A to Ford Motor
                      1, 1985 between Ford Motor Credit               Credit Company Registration Statement
                      Company and Manufacturers Hanover Trust         No. 2-95568 and incorporated herein
                      Company relating to Debt Securities.            by reference.

Exhibit 4-B-1         Form of First Supplemental Indenture            Filed as Exhibit 4-B to Ford Motor
                      dated as of April 1, 1986 between Ford          Credit Company Current Report on Form
                      Motor Credit Company and Manufacturers          8-K dated April 29, 1986 and
                      Hanover Trust Company supplementing the         incorporated herein by reference.
                      Indenture designated as Exhibit 4-B.            File No. 1-6368.

Exhibit 4-B-2         Form of Second Supplemental Indenture           Filed as Exhibit 4-B to Ford Motor
                      dated as of September 1, 1986 between           Credit Company Current Report on Form
                      Ford Motor Credit Company and                   8-K dated August 28, 1986 and
                      Manufacturers Hanover Trust Company             incorporated herein by reference.
                      supplementing the Indenture designated          File No. 1-6368.
                      as Exhibit 4-B.

Exhibit 4-B-3         Form of Third Supplemental Indenture            Filed as Exhibit 4-E to Ford Motor
                      dated as of March 15, 1987 between Ford         Credit Company Registration Statement
                      Motor Credit Company and Manufacturers          No. 33-12928 and incorporated herein
                      Hanover Trust Company supplementing the         by reference.
                      Indenture designated as Exhibit 4-B.

Exhibit 4-B-4         Form of Fourth Supplemental Indenture           Filed as Exhibit 4-F to
                      dated as of April 15, 1988 between Ford         Post-Effective Amendment No. 1 to
                      Motor Credit Company and Manufacturers          Ford Motor Credit Company
                      Hanover Trust Company supplementing the         Registration No. 33-20081 and
                      Indenture designated as Exhibit 4-B.            incorporated herein by reference.

Exhibit 4-B-5         Form of Fifth Supplemental Indenture            Filed as Exhibit 4-G to Ford Motor
                      dated as of September 1, 1990 between           Credit Company Registration Statement
                      Ford Motor Credit Company and                   No. 33-36946 and incorporated hereby
                      Manufacturers Hanover Trust Company             by reference.
                      supplementing the Indenture designated
                      as Exhibit 4-B.

DESIGNATION           DESCRIPTION                                     METHOD OF FILING
-----------           -----------                                     ----------------
Exhibit 4-C           Indenture dated as of November 1, 1987          Filed as Exhibit 4-A to Ford Motor
                      between Ford Motor Credit Company and           Credit Company Current Report on Form
                      Continental Bank, National Association          8-K dated December 10, 1990 and
                      relating to Debt Securities.                    incorporated herein by reference.
                                                                      File No. 1-6368.

Exhibit 4-D           Indenture dated as of August 1, 1994            Filed as Exhibit 4-A to Ford Motor
                      between Ford Motor Credit Company and           Credit Company Registration Statement
                      First Fidelity Bank, National                   No. 33-55237.
                      Association relating to Debt
                      Securities.

Exhibit 10-J          Copy of Amended and Restated Profit             Filed as Exhibit 10-J to Ford Motor
                      Maintenance Agreement dated as of July          Credit Company Report on Form 10-K
                      1, 1993 between Ford Motor Credit               for the year ended December 31, 1993
                      Company and Ford Motor Company.                 and incorporated herein by reference.
                                                                      File No. 1-6368.

Exhibit 10-X          Copy of Agreement dated as of February          Filed as Exhibit 10-X to Ford Motor
                      1, 1980 between Ford Motor Company and          Credit Company Report on Form 10-K
                      Ford Motor Credit Company.                      for the year ended December 31, 1980
                                                                      and incorporated herein by reference.
                                                                      File No. 1-6368.

Exhibit 12-A          Calculation of Ratio of Earnings to             Filed with this Report.
                      Fixed Charges of Ford Credit.

Exhibit 12-B          Calculation of Ratio of Earnings to             Filed with this Report.
                      Combined Fixed Charges and Preferred
                      Stock Dividends to Ford.

Exhibit 23            Consent of Independent Accountants.             Filed with this Report.

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

(b)  Reports on Form 8-K

     Ford Credit filed the following Reports on Form 8-K during the quarter ended December 31, 1996, none of which contained financial statements:

DATE OF REPORT                                        ITEM
--------------                                        ----

October 16, 1996..................................    Item 5 -- Other Events
October 24, 1996..................................    Item 5 -- OtherEvents

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ford Motor Credit Company

                                          By          KENNETH WHIPPLE*
                                            ------------------------------------
                                             (Kenneth Whipple, Chairman of the
                                                     Board of Directors)

                                          Date: March 21, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                                    TITLE                             DATE
                  ---------                                    -----                             ----
              KENNETH WHIPPLE*                 Chairman of the Board of Directors and       March 21, 1997
---------------------------------------------  Director (principal executive officer)
              (Kenneth Whipple)

             KENNETH J. COATES*                Director and Executive Vice President--      March 21, 1997
---------------------------------------------  Finance and Administration
             (Kenneth J. Coates)

               JAMES B. SMITH*                 Vice President -- Finance and                March 21, 1997
---------------------------------------------  Controller (principal accounting
              (James B. Smith)                 officer)

              JOHN G. CLISSOLD*                Director                                     March 21, 1997
---------------------------------------------
             (John G. Clissold)

              EDSEL B. FORD II*                Director                                     March 21, 1997
---------------------------------------------
             (Edsel B. Ford II)

               JOHN M. DEVINE*                 Director                                     March 21, 1997
---------------------------------------------
              (John M. Devine)

              GREGORY C. SMITH*                Director                                     March 21, 1997
---------------------------------------------
             (Gregory C. Smith)

            MALCOLM S. MACDONALD*              Director                                     March 21, 1997
---------------------------------------------
           (Malcolm S. Macdonald)

*By       RICHARD P. CONRAD
     ---------------------------
         (Richard P. Conrad,
          Attorney-in-Fact)

                         INDEX TO FINANCIAL STATEMENTS

Ford Motor Credit Company and Subsidiaries
Report of Independent Accountants...........................    FC-1
Consolidated Statement of Income and of Earnings Retained
  for Use in the Business...................................    FC-2
Consolidated Balance Sheet..................................    FC-3
Consolidated Statement of Cash Flows........................    FC-4
Notes to Financial Statements...............................    FC-5

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:

     We have audited the consolidated balance sheets of Ford Motor Credit Company and Subsidiaries at December 31, 1996 and 1995, and the related consolidated statements of income and of earnings retained for use in the business and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Motor Credit Company and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Detroit, Michigan
January 27, 1997

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF INCOME AND OF EARNINGS
                        RETAINED FOR USE IN THE BUSINESS
                                 (IN MILLIONS)

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1996        1995        1994
                                                                ----        ----        ----
Financing revenue
  Operating leases..........................................  $ 8,223.6   $ 7,300.8   $ 5,596.4
  Retail....................................................    5,000.7     4,522.7     4,041.9
  Wholesale.................................................    1,645.8     1,875.2     1,328.6
  Diversified...............................................       84.0       152.2       124.0
  Other.....................................................      393.5       354.9       286.9
                                                              ---------   ---------   ---------
       Total financing revenue..............................   15,347.6    14,205.8    11,377.8
Insurance premiums earned...................................      225.7          --          --
Investment and other income.................................    1,041.4       791.4       469.8
                                                              ---------   ---------   ---------
       Total revenue........................................   16,614.7    14,997.2    11,847.6
Expenses
  Interest expense..........................................    6,224.2     5,998.3     4,209.3
  Depreciation on operating leases..........................    5,537.6     5,235.1     4,083.0
  Operating expenses........................................    1,467.4     1,211.0     1,158.4
  Provision for credit losses...............................      993.3       480.4       293.9
  Other insurance expenses..................................      207.3          --          --
                                                              ---------   ---------   ---------
       Total expenses.......................................   14,429.8    12,924.8     9,744.6
                                                              ---------   ---------   ---------
Equity in net income of affiliated companies................       55.3       255.4       232.5
                                                              ---------   ---------   ---------
Income before income taxes..................................    2,240.2     2,327.8     2,335.5
Provision for income taxes..................................      731.6       682.9       789.0
                                                              ---------   ---------   ---------
Income before minority interests............................    1,508.6     1,644.9     1,546.5
Minority interests in net income of subsidiaries............       68.0        65.5        59.3
                                                              ---------   ---------   ---------
Net income..................................................    1,440.6     1,579.4     1,487.2
Earnings retained for use in the business
  Beginning of year.........................................    6,724.5     5,961.4     4,862.7
  Dividends
     Cash...................................................     (949.0)     (816.3)     (388.5)
     Other..................................................     (324.0)         --          --
                                                              ---------   ---------   ---------
       End of year..........................................  $ 6,892.1   $ 6,724.5   $ 5,961.4
                                                              =========   =========   =========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                      DECEMBER 31
                                                                ------------------------
                                                                   1996          1995
                                                                   ----          ----
ASSETS
  Cash and cash equivalents.................................    $  2,716.0    $  1,478.1
  Investments in securities.................................       1,324.8       1,914.3
  Finance receivables, net..................................      80,848.0      76,376.7
  Net investment, operating leases..........................      30,645.2      25,680.2
  Notes and accounts receivable from affiliated companies...       1,133.0         672.9
  Equity in net assets of affiliated companies..............          44.4       1,730.5
  Other assets..............................................       4,985.0       3,405.2
                                                                ----------    ----------
            Total assets....................................    $121,696.4    $111,257.9
                                                                ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
  Liabilities
     Accounts payable
       Trade, customer deposits, and dealer reserves........    $  3,362.6    $  1,785.1
       Affiliated companies.................................       2,315.2       1,898.4
                                                                ----------    ----------
            Total accounts payable..........................       5,677.8       3,683.5
     Debt...................................................      98,024.3      92,180.3
     Deferred income taxes..................................       4,260.4       3,109.8
     Other liabilities and deferred income..................       2,929.9       2,340.2
                                                                ----------    ----------
            Total liabilities...............................     110,892.4     101,313.8
  Minority interests in net assets of subsidiaries..........       1,313.8         988.9
  Preferred stockholder's equity in a subsidiary company....         284.5         284.5
  Stockholder's Equity
     Capital stock, par value $100 a share, 250,000 shares
      authorized, issued and outstanding....................          25.0          25.0
     Paid-in surplus (contributions by stockholder).........       3,749.6       1,904.5
     Note receivable from affiliated company................      (1,517.0)           --
     Unrealized gain on investments in securities available
      for sale, net of taxes................................          56.9          30.9
     Foreign currency translation adjustments...............          (0.9)        (14.2)
     Earnings retained for use in the business..............       6,892.1       6,724.5
                                                                ----------    ----------
            Total stockholder's equity......................       9,205.7       8,670.7
                                                                ----------    ----------
            Total liabilities and stockholder's equity......    $121,696.4    $111,257.9
                                                                ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1996         1995         1994
                                                              ----         ----         ----
Cash flows from operating activities
  Net income.............................................  $  1,440.6   $  1,579.4   $  1,487.2
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Provision for credit losses.........................       993.3        480.4        293.9
     Depreciation and amortization.......................     5,870.4      5,294.4      4,143.1
     Gain on sales of finance receivables................       (55.9)       (69.2)       (11.4)
     Equity in net income of affiliates..................       (55.3)      (255.4)      (232.5)
     Deferred income taxes...............................     1,105.6        560.7        386.6
     Changes in the following items
       Other assets......................................      (286.0)      (725.4)      (328.5)
       Other liabilities.................................     1,467.8        785.2        645.3
     Other...............................................      (272.1)       218.0        (20.7)
                                                           ----------   ----------   ----------
          Net cash provided by operating activities......    10,208.4      7,868.1      6,363.0
                                                           ----------   ----------   ----------
Cash flows from investing activities
  Purchase of finance receivables (other than
     wholesale)..........................................   (40,019.4)   (35,761.3)   (34,415.4)
  Collection of finance receivables (other than
     wholesale)..........................................    33,477.7     28,293.0     28,413.2
  Net change in wholesale receivables....................    (2,127.6)    (4,035.5)    (5,338.4)
  Proceeds from sales of finance receivables and
     operating leases....................................     4,668.7      5,422.6      3,154.9
  Purchase of operating lease vehicles...................   (21,264.0)   (18,102.6)   (15,635.7)
  Liquidation of operating lease vehicles................    10,340.5      7,342.3      4,235.8
  Proceeds from sale/maturity of investment securities...     5,767.4         76.4           --
  Purchase of investment securities......................    (4,730.1)          --           --
  Other..................................................       110.4       (440.7)      (485.7)
                                                           ----------   ----------   ----------
          Net cash used in investing activities..........   (13,776.4)   (17,205.8)   (20,071.3)
                                                           ----------   ----------   ----------
Cash flows from financing activities
  Proceeds from issuance of long-term debt...............    13,433.5     15,528.4     14,692.8
  Principal payments on long-term debt...................    (8,322.4)    (7,189.1)    (9,853.0)
  Change in short-term debt, net.........................       816.9      2,338.7      8,291.2
  Cash dividends paid....................................      (949.0)      (816.3)      (388.5)
  Other..................................................      (169.0)       562.8        216.6
                                                           ----------   ----------   ----------
          Net cash provided by financing activities......     4,810.0     10,424.5     12,959.1
Effect of exchange rate changes on cash and cash
  equivalents............................................        (4.1)         7.9          9.0
                                                           ----------   ----------   ----------
          Net change in cash and cash equivalents........     1,237.9      1,094.7       (740.2)
Cash and cash equivalents, beginning of year.............     1,478.1        383.4      1,123.6
                                                           ----------   ----------   ----------
Cash and cash equivalents, end of year...................  $  2,716.0   $  1,478.1   $    383.4
                                                           ==========   ==========   ==========
Supplementary cash flow information
  Interest paid..........................................  $  5,207.7   $  5,618.2   $  4,232.3
  Taxes (received)/paid..................................      (291.9)       169.6        433.9

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Ford Motor Credit Company and its majority owned domestic and foreign subsidiaries and joint ventures ("Ford Credit"). Affiliates that are 20-50 percent owned are included in the consolidated financial statements on an equity basis. Ford Credit is an indirect wholly owned subsidiary of Ford Motor Company ("Ford"). Use of estimates as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates and assumptions. Certain amounts in prior years' financial statements have been reclassified to conform with current year presentations.

NATURE OF OPERATIONS

     Ford Credit operates in many locations around the world, the most significant of which are the United States and Europe.

     Ford Credit operates in two industry segments -- financing and insurance. Financing operations primarily consist of: the purchase from franchised Ford vehicle dealers of retail installment sale contracts and retail leases; wholesale financing and capital loans to franchised Ford vehicle dealers and other franchises associated with such dealers; loans to vehicle leasing companies; and diversified financing. In addition, certain subsidiaries of Ford Credit provide these financing services in the United States, Europe, Canada, and Australia to other vehicle dealers. Insurance operations conducted through Ford Credit's wholly owned subsidiary, The American Road Insurance Company ("TARIC"), operate in the United States and Canada and consist of: extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers; physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit and its subsidiaries; and credit life and credit disability insurance for retail purchasers of vehicles and equipment. See also Note 2 for information regarding Ford Credit's ownership changes in TARIC.

REVENUE RECOGNITION

     Revenue from finance receivables is recognized using the interest (actuarial) method. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs, net of acquisition fees, related to leases are deferred and amortized over the term of the lease. The accrual of interest on loans is discontinued at the time a loan is determined to be impaired. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is expected. Other amounts collected are generally recognized first as a reduction of principal. Any remaining amounts are treated as a recovery.

     Agreements with Ford and other affiliates provide for interest supplements and other support payments to Ford Credit on certain financing and leasing transactions. These payments are recognized as income over the period that the related finance receivables and leases are outstanding.

     Insurance premiums are earned over the policy periods on bases related to amounts at risk. Premiums from extended service plan contracts are earned over the life of the policy based on historical loss experience. Physical damage insurance premiums covering vehicles and equipment financed at wholesale by Ford Credit and its finance subsidiaries are recognized as income on a monthly basis as billed; other physical damage, credit life, and credit disability premiums are earned over the life of the related policies, primarily on the sum-of-the-digits basis. Certain costs of acquiring new business are deferred and amortized over the terms of the related policies on the same basis on which premiums are earned.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 1. ACCOUNTING POLICIES -- CONTINUED

SALE OF RECEIVABLES AND OPERATING LEASES

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

     Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued in June 1996. SFAS 125 provides accounting and reporting standards for the subject matter based on consistent application of a financial components approach that focuses on control. The standard will be adopted effective January 1, 1997 and is not expected to have any material effect on the financial statements.

     Ford Credit also periodically sells vehicles subject to operating leases to special purpose subsidiaries under sale-leaseback arrangements. The leaseback arrangements are structured as operating leases. Pursuant to these transactions, the vehicles sold are removed from the balance sheet and any gain on sale is deferred and amortized over the period of the leaseback arrangement. Ford Credit continues to service the leases and is paid a servicing fee which is recognized as received. Ford Credit also retains certain residual value and credit risk which is considered in the calculation of the gain on sale.

DEPRECIATION

     Depreciation expense on operating leases is provided on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Gains or losses upon disposal and adjustments to reflect impairment of the vehicle's residual value are also included in depreciation expense.

RESIDUAL VALUES

     The Company has significant investments in the residual values of its leasing portfolios. Residual values represent estimates of the value of the assets at the end of the contract terms and are initially recorded based on appraisals and estimates. Residual values are reviewed on a regular basis to determine that recorded amounts are appropriate.

ALLOWANCE FOR CREDIT LOSSES

     An allowance for estimated credit losses is established during the period in which receivables or vehicles leased are acquired and is based on historical experience and other factors that affect collectibility. The allowance for estimated credit losses includes a provision for certain non-homogenous, impaired loans. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Collateral held for resale included in other assets is carried at its estimated fair value at the date of repossession net of estimated disposal costs. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 1. ACCOUNTING POLICIES -- CONTINUED

INSURANCE LIABILITIES

     A liability for reported insurance claims and an estimate of unreported insurance claims is provided for based on past experience and is included in other liabilities and deferred income.

DERIVATIVE FINANCIAL INSTRUMENTS

     Ford Credit operates in many countries worldwide, and is exposed to market risks, including the effects of changes in interest rates and changes in foreign currency exchange rates. Ford Credit issues debt and other payables with various maturity and interest rate structures to ensure funding over business and economic cycles and to minimize overall borrowing costs. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in maturities of liabilities versus the maturities of assets. The financial exposures are monitored and managed in accordance with Ford Credit's established policies and procedures.

     Ford Credit has entered into agreements to manage exposures to fluctuations in interest rates and foreign exchange. These agreements are used to hedge interest rate exposure and to hedge debt denominated in foreign currencies. All such instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of derivatives for speculative purposes.

     Interest rate swap agreements are used to manage the effects of interest rate fluctuations by changing the interest rate characteristics of Ford Credit's debt to match the interest rate characteristics of related assets. The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the underlying debt.

     Foreign currency swap agreements are used to manage foreign exchange exposure. The differential paid or received on currency swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on the foreign currency swap agreements are recognized concurrently with foreign currency translation gains and losses on the underlying debt.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 2. ACQUISITIONS AND DIVESTITURES

     During 1996 and early 1997 the following actions were completed:

          - In February 1996, Ford Credit exchanged substantially all of its common stock interest in Ford Holdings, Inc. ("FHI") for a promissory note.

          - In March 1996, TARIC was contributed to Ford Credit.

          - During 1996, the majority of Ford Credit's diversified assets managed by USL Capital Corporation was sold.

          - In December 1996, Ford, FSG, Inc. ("FFSGI") contributed ownership of Ford Credit Europe and Ford Credit Argentina to Ford Credit.

          - In January 1997, Ford Credit sold its interest in Ford New Holland Credit Company to FiatAllis North America, Inc. ("Fiat") and New Holland (Canada) Credit Holding Ltd. ("Fiat Canada").

     These actions are further discussed in the following sections.

INVESTMENT IN FHI

     FHI is a holding company whose principal asset at December 31,1996 is an equity investment in FFSGI. FFSGI is a holding company which owns substantially all of Ford's financial services activities.

     On February 28, 1996, FHI purchased substantially all of Ford Credit's common stock interest in FHI for $2,949 million. FHI issued a promissory note to Ford Credit for the purchase amount. The excess of the value received over the book value of the FHI investment ($1,296.2 million) was credited to Ford Credit's paid-in surplus. On April 2, 1996 and December 11, 1996, Ford Credit received cash payments on the note of $1,032 million and $400 million, respectively. The unpaid portion of the promissory note ($1,517 million at December 31, 1996) is reflected as a reduction to stockholder's equity. Ford Credit's investment in FHI at December 31, 1996 is $62.7 million. Prior to this transaction, Ford Credit owned 45% of Ford Holdings' common stock and accounted for its investment in FHI under the equity method. Ford owned the remaining common stock in FHI representing 55% of the voting power.

     Assuming the sale of Ford Credit's common stock interest in FHI had taken place on January 1, 1995, Ford Credit's unaudited pro forma net income would have been lower by approximately $27 million and $136 million in 1996 and 1995, respectively. The pro forma results are not necessarily indicative of future operating results or the results that might have occurred had the transaction taken place on January 1, 1995.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 2. ACQUISITIONS AND DIVESTITURES -- CONTINUED
     Condensed financial information of FHI as of December 31 and the two months ended February 29, 1996 was as follows:

                                                               TWO MONTHS
                                                                  ENDED
                                                            FEBRUARY 29, 1996      1995         1994
                                                            -----------------      ----         ----
                                                                           (IN MILLIONS)
INCOME STATEMENT
  Revenue...............................................         $350.4          $ 7,047.4    $ 5,880.5
  Income before income taxes............................          120.9            1,107.1        940.5
  Net income............................................          106.5              690.0        609.3
  Preferred stock dividend requirements.................             --              129.8         97.5
  Income available for common stockholders..............          106.5              560.2        511.8
BALANCE SHEET
  Assets
     Cash and investments in securities.................                         $ 2,508.2    $ 5,947.0
     Finance receivables, net...........................                           1,478.3     29,361.7
     Investment in Ford FSG, Inc........................                           3,390.0           --
     Accounts receivable (including affiliated
       companies) and other assets......................                           7,743.0      9,064.5
                                                                                 ---------    ---------
       Total assets.....................................                         $15,119.5    $44,373.2
                                                                                 =========    =========
  Liabilities
     Accounts payable (including affiliated companies)
       and other liabilities............................                         $ 3,756.1    $ 5,537.8
     Debt payable within one year.......................                           2,248.0     16,054.9
     Long-term debt.....................................                           4,486.8     17,765.1
                                                                                 ---------    ---------
       Total liabilities................................                          10,490.9     39,357.8
  Stockholders' equity..................................                           4,628.6      5,015.4
                                                                                 ---------    ---------
       Total liabilities and stockholders' equity.......                         $15,119.5    $44,373.2
                                                                                 =========    =========

     Ford Credit's equity in the net assets of Ford Holdings at December 31, 1995 and 1994 was $1,697 million and $1,342 million, respectively.

CONTRIBUTION OF TARIC

     TARIC was contributed to Ford Credit on March 29, 1996. The transaction was recorded by Ford Credit at TARIC's book value as a credit to paid-in surplus.

SALE OF DIVERSIFIED ASSETS

     As a part of Ford's sale of USL Capital Corporation's assets during 1996, the majority of Ford Credit's diversified assets (except leveraged leases) managed by USL Capital Corporation was sold. The sale of the diversified assets did not have a material impact on Ford Credit's 1996 financial statements. Also, Ford Credit formed a partnership with Bank of America to manage a significant portion of the leveraged lease portfolio and certain leveraged leases were transferred to the partnership. Ford Credit accounts for its investment in the partnership under the equity method.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 2. ACQUISITIONS AND DIVESTITURES -- CONTINUED
CONTRIBUTION OF FORD CREDIT EUROPE AND FORD CREDIT ARGENTINA

     During the fourth quarter 1996, FFSGI contributed Ford Credit Europe (approximately 78% ownership) and Ford Credit Argentina (substantially 100% ownership) to Ford Credit. The transactions were recorded at book value. Prior years' financial statements were restated to include Ford Credit Europe only. Beginning retained earnings decreased by $36.2 million for 1994 due to this restatement. The preferred stock of Ford Credit Europe is owned by Ford. The contribution of Ford Credit Argentina was not material to Ford Credit's financial statements and was recorded as a credit to paid-in surplus.

     A reconciliation of revenue and net income is as follows:

                                                                1995        1994
                                                                ----        ----
                                                                  (IN MILLIONS)
Revenue (as previously reported)............................  $13,110.1   $10,389.3
Ford Credit Europe revenue..................................    1,887.1     1,458.3
                                                              ---------   ---------
     Total revenue..........................................  $14,997.2   $11,847.6
                                                              =========   =========
Net income (as previously reported).........................  $ 1,395.2   $ 1,312.7
Ford Credit Europe net income...............................      184.2       174.5
                                                              ---------   ---------
     Total net income.......................................  $ 1,579.4   $ 1,487.2
                                                              =========   =========

SALE OF FORD NEW HOLLAND CREDIT COMPANY

     Ford Credit sold its 51% majority ownership of Ford New Holland Credit Company to Fiat and Fiat Canada on January 24, 1997. The sale was effective January 1, 1997 and is not expected to materially effect Ford Credit's financial statements.

RECONCILIATION OF PAID-IN SURPLUS

     Certain of the transactions outlined above were recorded in paid-in surplus. A reconciliation follows:

                                                                 PAID-IN
                                                                 SURPLUS
                                                                 -------
                                                              (IN MILLIONS)
Balance at January 1, 1995 (as previously stated)...........    $  917.3
Add:
  Paid-in surplus for Ford Credit Europe....................       987.2
                                                                --------
Balance at December 31, 1995 (as restated)..................    $1,904.5
Add:
  Excess of the value received over book value of FHI common
     stock..................................................     1,296.2
  Contribution of TARIC.....................................       563.8
  Other contributions (primarily Ford Credit Argentina).....        35.7
Less:
  Return of capital to parent company.......................       (50.6)
                                                                --------
Balance at December 31, 1996................................    $3,749.6
                                                                ========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 3. MARKETABLE AND OTHER SECURITIES

     Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of stockholder's equity. At December 31, 1995, the amount reported in stockholder's equity includes Ford Credit's equity interest in Ford Holdings' investment portfolio. Held-to-maturity securities are recorded at amortized cost. Equity securities which do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

     The fair value of substantially all securities was estimated based on quoted market prices for those securities. For securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

     Investments in securities at December 31, 1996 were as follows:

                                                               GROSS         GROSS       ESTIMATED     MEMO:
                                                AMORTIZED    UNREALIZED    UNREALIZED      FAIR         BOOK
                                                  COST         GAINS         LOSSES        VALUE       VALUE
                                                ---------    ----------    ----------    ---------     -----
                                                                        (IN MILLIONS)
Available-for-sale securities
Corporate debt securities...................    $  218.5       $ 1.5         $(1.2)      $  218.8     $  218.8
Mortgage-backed securities..................       207.1         1.7          (2.1)         206.7        206.7
Debt securities issued by the U.S.
  government and agencies...................       154.3         1.3          (0.7)         154.9        154.9
Equity securities...........................       104.2        89.4          (3.4)         190.2        190.2
Debt securities issued by foreign
  government................................        26.0         0.9            --           26.9         26.9
Municipal securities........................        14.4          --            --           14.4         14.4
                                                --------       -----         -----       --------     --------
  Total available-for-sale securities.......       724.5        94.8          (7.4)         811.9        811.9
                                                --------       -----         -----       --------     --------
Held-to-maturity securities
Corporate debt securities...................        13.4          --            --           13.4         13.4
Debt securities issued by U.S. government
  and agencies..............................         8.6         0.3            --            8.9          8.6
                                                --------       -----         -----       --------     --------
  Total held-to-maturity securities.........        22.0         0.3            --           22.3         22.0
                                                --------       -----         -----       --------     --------
  Total investments in securities with
     readily determinable fair values.......       746.5        95.1          (7.4)         834.2        833.9
Other non-marketable equity securities......       490.9          --            --          490.9        490.9
                                                --------       -----         -----       --------     --------
  Total investments in securities...........    $1,237.4       $95.1         $(7.4)      $1,325.1     $1,324.8
                                                ========       =====         =====       ========     ========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 3. MARKETABLE AND OTHER SECURITIES -- CONTINUED
     Investments in securities at December 31, 1995 were as follows:

                                                               GROSS         GROSS       ESTIMATED     MEMO:
                                                AMORTIZED    UNREALIZED    UNREALIZED      FAIR         BOOK
                                                  COST         GAINS         LOSSES        VALUE       VALUE
                                                ---------    ----------    ----------    ---------     -----
                                                                        (IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by the U.S.
  government and agencies...................    $    9.3       $ 0.1         $  --       $    9.4     $    9.4
HELD-TO-MATURITY SECURITIES
Municipal securities........................     1,041.6        57.6            --        1,099.2      1,041.6
Corporate debt securities...................        47.9         1.8            --           49.7         47.9
                                                --------       -----         -----       --------     --------
     Total held-to-maturity securities......     1,089.5        59.4            --        1,148.9      1,089.5
                                                --------       -----         -----       --------     --------
     Total investments in securities with
       readily determinable fair values.....     1,098.8        59.5            --        1,158.3      1,098.9
Other non-marketable equity securities......       815.4          --            --          815.4        815.4
                                                --------       -----         -----       --------     --------
     Total investments in securities........    $1,914.2       $59.5         $  --       $1,973.7     $1,914.3
                                                ========       =====         =====       ========     ========

     The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1996, by contractual maturity, were as follows:

                                               AVAILABLE-FOR-SALE               HELD-TO-MATURITY
                                         ------------------------------   -----------------------------
                                                     ESTIMATED   MEMO:                ESTIMATED   MEMO:
                                         AMORTIZED     FAIR       BOOK    AMORTIZED     FAIR      BOOK
                                           COST        VALUE     VALUE      COST        VALUE     VALUE
                                         ---------   ---------   -----    ---------   ---------   -----
                                                                 (IN MILLIONS)
Due in one year or less................   $  4.4      $  4.4     $  4.4     $ 5.8       $ 5.8     $ 5.8
Due after one year through five
  years................................    182.7       184.3      184.3      13.9        14.0      13.9
Due after five years through ten
  years................................    162.7       162.3      162.3       0.6         0.7       0.6
Due after ten years....................     63.4        64.0       64.0       1.7         1.8       1.7
Mortgage-backed-securities.............    207.1       206.7      206.7        --          --        --
Equity securities......................    104.2       190.2      190.2        --          --        --
                                          ------      ------     ------     -----       -----     -----
     Total.............................   $724.5      $811.9     $811.9     $22.0       $22.3     $22.0
                                          ======      ======     ======     =====       =====     =====

     Proceeds from sales of available-for-sale securities were $4.5 billion and $76.4 million in 1996 and 1995, respectively. The increase in activity in 1996 was related to the contribution of TARIC to Ford Credit (see Note 2). TARIC purchases and sells securities in the normal course of business. Gross realized gains and losses for the years 1996 and 1995 were not material.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 4. FINANCE RECEIVABLES

     Net finance receivables at December 31 were as follows:

                                                                1996        1995
                                                                ----        ----
                                                                  (IN MILLIONS)
Retail......................................................  $53,099.1   $47,688.7
Wholesale...................................................   22,706.3    22,122.7
Diversified.................................................      515.3     2,241.6
Other.......................................................    5,427.4     5,111.2
                                                              ---------   ---------
       Total finance receivables, net of unearned income....   81,748.1    77,164.2
          Less: Allowance for credit losses.................     (900.1)     (787.5)
                                                              ---------   ---------
            Finance receivables, net........................  $80,848.0   $76,376.7
                                                              =========   =========

     Included in finance receivables is a total of $1.2 billion owed by three customers with the largest receivable balances. During 1996 and 1995, Ford Credit issued irrevocable standby letters of credit in the amount of $234 million and $267 million, respectively, on behalf of one of these customers. A major portion of these amounts are guaranteed by Ford.

     Ford Credit periodically sells finance receivables under agreements which contain recourse provisions. Reserves for estimated losses under the recourse provisions are separately provided based principally on historical loss experience. Ford Credit continues to service the sold receivables for a fee. Ford Credit's servicing portfolio relating to these finance receivables sales amounted to $8.9 billion and $9.2 billion at December 31, 1996 and 1995, respectively.

     The contractual maturities of total finance receivables net of unearned income outstanding at December 31, 1996 were as follows:

                                           DUE IN YEAR ENDING DECEMBER 31
                                          ---------------------------------   DUE AFTER
                                            1997        1998        1999        1999        TOTAL
                                            ----        ----        ----      ---------     -----
                                                                (IN MILLIONS)
Retail..................................  $20,077.2   $14,845.3   $ 9,669.7   $ 8,506.8   $53,099.0
Wholesale...............................   22,284.9       198.0       213.9         9.5    22,706.3
Diversified.............................       62.6        51.3        34.3       367.2       515.4
Other...................................    3,680.0       113.1       106.3     1,528.0     5,427.4
                                          ---------   ---------   ---------   ---------   ---------
       Total............................  $46,104.7   $15,207.7   $10,024.2   $10,411.5   $81,748.1
                                          =========   =========   =========   =========   =========

     It is Ford Credit's experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 4. FINANCE RECEIVABLES -- CONTINUED
     Installments, including interest, past-due 60 days or more and the aggregate receivable balances related to such past-due installments were as follows:

                                                           DECEMBER 31, 1996         DECEMBER 31, 1995
                                                        -----------------------   -----------------------
                                                        INSTALLMENTS   BALANCES   INSTALLMENTS   BALANCES
                                                        ------------   --------   ------------   --------
                                                                          (IN MILLIONS)
Retail................................................     $283.2       $806.4       $178.0       $457.6
Wholesale.............................................       12.1         53.3         22.1         26.6
Diversified...........................................        0.1          0.2           --          0.2
Other.................................................       21.6         86.0         11.1         44.6
                                                           ------       ------       ------       ------
     Total............................................     $317.0       $945.9       $211.2       $529.0
                                                           ======       ======       ======       ======

     Included in retail and diversified receivables are investments in direct financing and leveraged leases related to the leasing of motor vehicles and various types of transportation and other equipment:

                                                                1996       1995
                                                                ----       ----
                                                                 (IN MILLIONS)
Net investment in direct financing leases
  Minimum lease rentals.....................................  $2,307.5   $2,079.8
  Estimated residual values.................................   2,618.4    3,540.5
     Less: Allowance for credit losses......................     (37.6)     (35.5)
                                                              --------   --------
       Net investment in direct financing leases............  $4,888.3   $5,584.8
                                                              ========   ========

     Minimum direct financing lease rentals (including executory costs of $25.5 million) for each of the five succeeding years are as follows (in millions):
1997 -- $2,509.4; 1998 -- $1,449.0; 1999 -- $695.2; 2000 -- $258.4; 2001 --
$39.3; thereafter -- $0.1.

                                                               1996      1995
                                                               ----      ----
                                                                (IN MILLIONS)
Investment in leveraged leases
  Rentals receivable (net of principal and interest on
     nonrecourse debt)......................................  $200.5   $1,097.1
  Estimated residual values.................................    28.2      564.6
     Less: Allowance for credit losses......................    (2.7)     (19.2)
                                                              ------   --------
           Investment in leveraged leases...................  $226.0   $1,642.5
                                                              ======   ========

     Deferred income tax liabilities arising from leveraged leases were $190.5 million and $1,490.1 million at December 31, 1996 and 1995, respectively.

     See Note 2 regarding the partial sale of Ford Credit's diversified assets and the formation of a partnership with Bank of America to manage a significant portion of the leveraged lease portfolio in 1996.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 5. NET INVESTMENT, OPERATING LEASES

     Operating leases at December 31 were as follows:

                                                                1996        1995
                                                                ----        ----
                                                                  (IN MILLIONS)
Investment in operating leases
  Vehicles, at cost.........................................  $36,951.2   $31,848.7
  Lease origination costs...................................       60.1        44.9
     Less: Accumulated depreciation.........................   (6,048.6)   (5,946.0)
           Allowance for credit losses......................     (317.5)     (267.4)
                                                              ---------   ---------
                 Net investment in operating leases.........  $30,645.2   $25,680.2
                                                              =========   =========

     Future minimum rentals on operating leases are as follows (in millions):
1997 -- $10,872.8; 1998 -- $10,202.7; 1999 -- $997.5; 2000 -- $154.2.

     Ford Credit periodically sells vehicles subject to operating leases to special purpose subsidiaries under sale-leaseback arrangements. The leaseback arrangements are structured as operating leases. Ford Credit continues to service the leases and is paid a service fee which is recognized as received. Ford Credit also retains certain limited residual value and credit risk which is considered in the calculation of the gain on sale. Ford Credit's servicing portfolio related to these sales amounted to $1,388.7 million and $659.5 million at December 31, 1996 and 1995, respectively.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

     Following is an analysis of the allowance for credit losses relating to finance receivables and operating leases for the past three years:

                                                                  1996        1995        1994
                                                                  ----        ----        ----
                                                                         (IN MILLIONS)
Balance, beginning of year..................................    $1,054.9    $1,084.4    $1,005.1
  Additions.................................................       993.3       480.4       293.9
  Deductions
     Losses.................................................     1,020.7       686.6       443.6
     Recoveries.............................................      (190.7)     (200.7)     (220.5)
                                                                --------    --------    --------
       Net losses...........................................       830.0       485.9       223.1
  Other changes, principally amounts relating to finance
     receivables and operating leases sold..................         0.6        24.0        (8.5)
                                                                --------    --------    --------
       Net deductions.......................................       830.6       509.9       214.6
                                                                --------    --------    --------
Balance, end of year........................................    $1,217.6    $1,054.9    $1,084.4
                                                                ========    ========    ========

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 7. OTHER ASSETS

     Other assets consist of:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1996        1995
                                                                ----        ----
                                                                  (IN MILLIONS)
Investment in leasing partnership...........................   $1,451.5    $     --
Investment in used vehicles held for resale, at estimated
  fair value................................................    1,145.1     1,199.3
Retained interest in sold receivables.......................    1,124.1     1,149.2
Deferred charges and other assets...........................      706.6       572.3
Collateral held for resale..................................      407.6       348.8
Property and equipment, net of accumulated depreciation of
  $103.5 in 1996 and $95.2 in 1995..........................      150.1       135.6
                                                              ---------   ---------
     Total..................................................   $4,985.0    $3,405.2
                                                              =========   =========

NOTE 8. DEBT

     Debt at December 31 was as follows:

                                                             WEIGHTED
                                                            AVERAGE(A)
                                                          INTEREST RATES         BOOK VALUE
                                                         ----------------   ---------------------
                                                         1996       1995      1996        1995
                                                         ----       ----      ----        ----
                                                                      (IN MILLIONS)
PAYABLE WITHIN ONE YEAR
  Commercial paper(B)..................................                     $38,228.3   $40,089.8
  Other short-term debt(C).............................                       4,788.7     2,110.3
                                                                            ---------   ---------
          Total short-term debt........................  5.52%      5.86%    43,017.0    42,200.1
  Senior notes payable within one year(D)(F)...........  6.49%      7.58%     9,178.0     7,335.6
                                                                            ---------   ---------
          Total payable within one year................  5.69%      6.11%    52,195.0    49,535.7
                                                                            ---------   ---------
PAYABLE AFTER ONE YEAR
  Secured indebtedness.................................  17.64%        --         9.9          --
  Unsecured senior indebtedness
     Notes(E)..........................................  6.63%      6.85%    44,273.6    41,152.6
     Debentures........................................  4.56%      5.60%     1,228.3     1,160.9
     Unamortized (discount)/premium....................                          (7.5)        6.1
                                                                            ---------   ---------
          Total secured and unsecured senior
            indebtedness...............................                      45,504.3    42,319.6
Unsecured long-term subordinated notes.................  6.15%      6.23%       325.0       325.0
                                                                            ---------   ---------
          Total payable after one year(F)..............                      45,829.3    42,644.6
                                                                            ---------   ---------
          Total debt...................................  6.12%      6.43%   $98,024.3   $92,180.3
                                                                            =========   =========

-------------------------
(A) Excludes the effect of interest rate swap agreements.

(B) The average remaining maturities of commercial paper was 34 days at December 31, 1996 and 32 days at December 31, 1995.

(C) Includes $2,477.7 million and $176.3 million with affiliated companies at December 31, 1996 and 1995, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 8. DEBT -- CONTINUED
(D) Includes $653 million and $0 million with an affiliated company at December 31, 1996 and 1995, respectively.

(E) Includes $3,584.4 million and $1,174.4 million with affiliated companies at December 31, 1996 and 1995, respectively.

(F) Secured and unsecured senior notes and debentures mature at various dates through 2048. Maturities for the next five years are as follows (in millions): 1997 -- $9,178.0; 1998 -- $9,843.2; 1999 -- $9,429.0;
     2000 -- $8,539.0; 2001 -- $7,694.8; thereafter -- $10,330.8.

                                                                  1996         1995
                                                                  ----         ----
                                                                    (IN MILLIONS)
PAYABLE AFTER ONE YEAR(A)
  Fixed interest rates......................................    $31,254.7    $28,337.2
  Variable interest rates (generally based on LIBOR or other
     short-term rates)......................................     14,574.6     14,307.4
                                                                ---------    ---------
     Total payable after one year...........................    $45,829.3    $42,644.6
                                                                =========    =========

-------------------------
(A) Excludes the effect of interest rate swap agreements.

     Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The agreements decreased the overall weighted-average interest rate on total debt from 6.12% to 6.08% as of December 31, 1996 and increased the overall weighted-average interest rate on total debt from 6.43% to 6.57% as of December 31, 1995. In addition, the agreements increased the Company's overall weighted-average effective interest rates for full year 1996 from 6.42% to 6.43% and decreased full year 1995 from 6.99% to 6.87%. The agreements decreased the long-term obligations payable after one year subject to variable interest rates as of December 31, 1996 and 1995 to $13,627.5 and $12,221.4 million, respectively. The effect of these agreements is to reduce the effect of interest rate changes on profitability. Approximately 32% of Ford Credit's interest rate swaps mature in 1997 and approximately 88% mature by 2001.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 8. DEBT -- CONTINUED
     Debt at December 31 included obligations payable in foreign currencies and translated to U.S. dollars as follows:

                                                                     DECEMBER 31
                                                                ----------------------
                                                                  1996         1995
                                                                  ----         ----
                                                                    (IN MILLIONS)
Canadian dollar.............................................    $ 4,518.2    $ 4,099.8
German mark.................................................      3,621.6      3,662.4
Japanese yen................................................      2,903.2      1,726.4
British pound...............................................      2,380.5      2,072.7
Australian dollar...........................................      1,710.5      1,416.8
French franc................................................      1,175.5        757.9
Italian lira................................................        867.0        771.7
Spanish peseta..............................................        846.9        770.5
Netherland guilder..........................................        304.9        305.3
Norwegian krone.............................................        283.9        234.3
Swedish krona...............................................        282.1        136.0
New Zealand dollar..........................................        237.4           --
Danish krone................................................        228.2        203.0
Austrian schilling..........................................        216.8        164.5
Mexican peso................................................        209.5        116.8
Belgian franc...............................................        183.6        201.0
Swiss franc.................................................        169.5        280.0
Portuguese escudo...........................................        163.1         95.0
Finnish markka..............................................        145.3         79.2
Irish punt..................................................        140.0        105.9
Argentina peso..............................................        126.1           --
Indonesian rupiah...........................................         63.4         32.3
Luxembourg franc............................................         63.1         68.0
Grecian drachma.............................................         30.5          4.8
Polish zloty................................................         18.6           --
European currency unit......................................           --        160.2
                                                                ---------    ---------
                                                                $20,889.4    $17,464.5
                                                                =========    =========

     Certain of these obligations are denominated in currencies other than the currency of the country of the issuer. Foreign currency swap agreements are used to hedge exposure to changes in exchange rates of certain of these obligations. These obligations are translated to U.S. dollars in the financial statements at the year-end rates of exchange.

NOTE 9. SUPPORT FACILITIES

     Support facilities represent additional sources of funds, if required. At December 31, 1996, Ford Credit had approximately $19.6 billion of contractually committed facilities. In addition, $7.6 billion of Ford bank lines may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2001 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit.

     Additionally, at December 31, 1996, there was approximately $4.9 billion of contractually committed facilities available for Ford Credit Europe plc's use. In addition, $775 million of Ford bank lines may be used

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 9. SUPPORT FACILITIES -- CONTINUED
by Ford Credit Europe plc at Ford's option. The lines have various maturity dates through June 30, 2001 and may be used, at Ford Credit Europe plc's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit Europe plc.

NOTE 10. INCOME TAXES

     Ford Credit and certain of its domestic subsidiaries join Ford in filing consolidated United States federal and state income tax returns. Pursuant to an arrangement with Ford, United States income tax liabilities or credits are allocated to Ford Credit in accordance with the contribution of Ford Credit and its subsidiaries to Ford's consolidated tax position.

     The provision for income taxes was estimated as follows:

                                                                1996      1995     1994
                                                                ----      ----     ----
                                                                    (IN MILLIONS)
Currently (refundable)/payable
  U.S. federal..............................................  $ (501.7)  $(45.0)  $286.4
  Foreign...................................................     138.1    196.9    114.5
  State and local...........................................     (10.4)   (29.7)     1.5
                                                              --------   ------   ------
     Total currently (refundable)/payable...................    (374.0)   122.2    402.4
Deferred tax liability/(benefit)
  U.S. federal..............................................   1,050.3    490.0    327.9
  Foreign...................................................      56.2    (22.1)    34.1
  State and local...........................................      (0.9)    92.8     24.6
                                                              --------   ------   ------
     Total deferred.........................................   1,105.6    560.7    386.6
                                                              --------   ------   ------
     Total provision........................................  $  731.6   $682.9   $789.0
                                                              ========   ======   ======

     A reconciliation of the provision for income taxes as a percentage of income before income taxes, excluding equity in net income of affiliated companies and minority interest in net income of a joint venture with the United States statutory tax rate for the last three years is shown below:

                                                                1996    1995    1994
                                                                ----    ----    ----
U.S. statutory tax rate.....................................    35.0%   35.0%   35.0%
Effect of (in percentage points)
  State and local income taxes..............................     1.5     2.0     2.0
  U.S. taxes attributable to foreign source income..........     1.5    (1.9)    1.6
  Investment income not subject to tax or subject to tax at
     reduced rates..........................................    (0.9)   (1.3)   (0.9)
  Rate adjustments on deferred taxes........................    (1.9)     --    (1.4)
  Other.....................................................    (1.4)   (0.6)    1.4
                                                                ----    ----    ----
     Effective tax rate.....................................    33.8%   33.2%   37.7%
                                                                ====    ====    ====

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 10. INCOME TAXES -- CONTINUED
     Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of December 31 were as follows:

                                                                1996       1995
                                                                ----       ----
                                                                 (IN MILLIONS)
DEFERRED TAX LIABILITIES
Leasing transactions........................................  $4,536.0   $3,470.8
Purchased tax benefits......................................     294.1      298.9
Loan origination costs......................................     125.0       97.7
Sales of receivables........................................     105.2       81.8
Other.......................................................     104.8      114.5
                                                              --------   --------
  Total deferred tax liabilities............................   5,165.1    4,063.7
DEFERRED TAX ASSETS
Provision for credit losses.................................     662.6      456.7
Employee benefit plans......................................     113.6      109.5
Retail contract earnings method.............................      48.5       49.4
Alternative minimum tax.....................................      46.0      289.9
Other.......................................................      34.0       48.4
                                                              --------   --------
  Total deferred tax assets.................................     904.7      953.9
                                                              --------   --------
     Net deferred tax liabilities...........................  $4,260.4   $3,109.8
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

     Net postretirement benefit expense included the following:

                                                                1996       1995
                                                                ----       ----
                                                                 (IN MILLIONS)
Benefits attributed to employees' service...................     $ 8.3      $ 7.3
Interest on accumulated benefit obligation..................      14.4       13.1
Net amortization/other......................................      (1.7)        --
                                                              --------   --------
  Net postretirement benefit expense........................     $21.0      $20.4
                                                              ========   ========
Retiree benefit payments....................................     $ 4.7      $ 3.4

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 11. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS -- CONTINUED The status of these plans, reconciled with the amounts recognized in Ford
Credit's balance sheet at December 31, was as follows:

                                                                 1996      1995
                                                                 ----      ----
                                                                 (IN MILLIONS)
Accumulated Postretirement Benefit Obligation
Retirees....................................................    $ 60.6    $ 57.0
Active employees eligible to retire.........................      29.5      26.7
Other active employees......................................     120.6     137.8
                                                                ------    ------
  Total accumulated obligation..............................     210.7     221.5
Unamortized amendments......................................       1.2       2.0
Unamortized net gain........................................      32.1       3.9
                                                                ------    ------
  Accrued liability.........................................    $244.0    $227.4
                                                                ======    ======
Assumptions:
  Discount rate at year-end.................................       7.5%     7.25%
  Present health care cost trend rate.......................       6.6%      9.5%
  Ultimate trend rate in ten years..........................       5.0%      5.5%
  Weighted-average trend rate...............................       5.7%      6.6%

     Changing the assumed health care cost trend rates by one percentage point would change the aggregate service and interest cost components of net periodic postretirement benefit cost for 1996 by $4.0 million and the accumulated postretirement benefit obligation at December 31, 1996 by $34.0 million.

NOTE 12. TRANSACTIONS WITH AFFILIATED COMPANIES

     An agreement with Ford provides for payments by Ford to Ford Credit that would maintain Ford Credit's consolidated income before income taxes and net income at specified minimum levels. No payments were required under the agreement during 1996, 1995, or 1994.

     Ford Credit and its subsidiaries, from time to time, purchase accounts receivable of certain divisions and subsidiaries of Ford. The amount of such receivables outstanding was $4,043.4 million at December 31, 1996 and $3,523.0 million at December 31, 1995. Agreements with Ford and other affiliates also provide for payments to Ford Credit for interest supplements and other support costs on certain financing and leasing transactions. Amounts included in the income statement for these and other transactions with Ford were as follows (in millions): 1996 -- $1,432.7; 1995 -- $1,279.0; 1994 -- $890.1. Ford Credit and
its subsidiaries purchase from Ford and affiliates certain vehicles which were previously acquired by Ford principally from its fleet and rental car customers. The fair value of these vehicles held for resale and included in other assets at December 31 was as follows (in millions): 1996 -- $789.2; 1995 -- $660.7. Ford Credit also has entered into a sale/leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these vehicles included in operating leases at December 31 was as follows (in millions): 1996 -- $764.4; 1995 -- $743.8.

     Investments in securities include preferred stock of an affiliate ($485.9 million) which was acquired from Ford. Investments in these securities are recorded at cost. Ford has provided Ford Credit with certain guarantees related to Ford Credit's investment and return on investment in this preferred stock. Amounts related to these transactions included in investment and other income were as follows (in millions): 1996 -- $28.7; 1995 -- $40.7; 1994 -- $32.4.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 12. TRANSACTIONS WITH AFFILIATED COMPANIES -- CONTINUED

     On June 28, 1996, Ford Credit transferred Budget Rent-a-Car Corporation ("BRAC") preferred stock to FFSGI as a dividend. Also, Ford Credit recorded a $498 million reserve for a portion of the BRAC receivables and recorded a corresponding receivable from FFSGI, the guarantor of the receivables. Payment was received from FFSGI for this amount on July 11, 1996. Amounts included in investment and other income from dividends and interest were as follows (in millions): 1996 -- $85.8; 1995 -- $109.4; 1994 -- $82.3. In January 1997, Ford
announced an agreement to sell its ownership of BRAC to Team Rental Group, Inc. Based on this agreement Ford Credit will recover approximately $344 million of the amount previously reserved which will be refunded to FFSGI.

     On February 28, 1996, FHI issued a promissory note to Ford Credit for substantially all of Ford Credit's common stock interest in FHI. Interest income earned on the promissory note was $93.5 million in 1996.

     Ford Credit and its subsidiaries receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. Payments to Ford and its subsidiaries for such advice and services are charged to operating expenses and were as follows (in millions):
1996 -- $111.4; 1995 -- $95.2; 1994 -- $87.2.

     Retirement benefits are provided under defined benefit plans for employees of Ford Credit and its subsidiaries in the United States by the Ford General Retirement Plan and for employees of the foreign subsidiaries in Europe, Australia and Canada by the respective Ford retirement plans. Employee retirement plan costs allocated to Ford Credit and its subsidiaries from Ford and charged to operating expenses were as follows (in millions): 1996 -- $16.6; 1995 -- $15.9; 1994 -- $13.7.

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

     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Credit or the subsidiary involved. Although the amount of liability at December 31, 1996 with respect to these matters cannot be ascertained, Ford Credit believes that any resulting liability should not materially affect the consolidated financial position or results of operations of Ford Credit and its subsidiaries.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 14. FINANCIAL INSTRUMENTS

BOOK AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments held by Ford Credit and its subsidiaries at December 31, and the valuation techniques used to estimate the fair value, were as follows:

                                                            1996                    1995
                                                    ---------------------   ---------------------
                                                                ESTIMATED               ESTIMATED
                                                      BOOK        FAIR        BOOK        FAIR
                                                      VALUE       VALUE       VALUE       VALUE
                                                      -----     ---------     -----     ---------
                                                                    (IN MILLIONS)
ASSETS
Cash and cash equivalents.........................  $ 2,716.0   $ 2,716.0   $ 1,478.1   $ 1,478.1
Investments in securities.........................    1,324.8     1,325.1     1,914.3     1,973.7
Finance receivables, net..........................   75,611.4    74,942.6    69,884.2    69,299.4
Retained interests in sold receivables............    1,124.1     1,124.1     1,149.2     1,149.2
LIABILITIES
Debt payable within one year......................  $52,195.0   $52,195.0   $49,535.7   $49,535.7
Debt payable after one year.......................   45,829.3    45,563.4    42,644.6    43,860.4
Derivative Contracts:
  Foreign exchange instruments
     Contracts with unrealized gains..............       80.1        68.5        17.2       218.1
     Contracts with unrealized losses.............     (428.3)     (722.8)     (127.9)     (162.4)
  Interest rate instruments
     Contracts with unrealized gains..............      250.2       433.7        63.0       732.8
     Contracts with unrealized losses.............     (123.1)     (285.5)      (61.1)     (339.7)

     Cash and Cash Equivalents. The book value approximates fair value because of the short maturity of these instruments.

     Investments in Securities. The estimated fair value of investments in marketable equity and debt securities are estimated based on market prices. Book value of investments in non-marketable equity securities approximate fair value (See Note 3.).

     Finance Receivables, Net. The fair value of substantially all finance receivables is estimated by discounting future cash flows using an estimated discount rate which reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book values approximate fair values. Finance receivables excluded from fair market valuation include direct financing and leveraged lease investments.

     Retained Interests in Sold Receivables. Included in other assets is the retained interest in sold finance receivables and related amounts. These amounts are recorded at the present value of estimated future cash flows discounted at rates commensurate with this type of instrument, which approximates fair value.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 14. FINANCIAL INSTRUMENTS -- CONTINUED

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The following sections describe the various off-balance-sheet financial instruments that Ford Credit and its subsidiaries held as of December 31, 1996 and 1995. Also included is a brief discussion of the estimated fair value of those contracts and certain risks associated with holding those contracts through maturity.

     Foreign Exchange Instruments. Ford Credit and certain of its subsidiaries have entered into foreign currency swap agreements to manage exposure to foreign exchange rate fluctuations. At December 31, 1996 and 1995, the total notional amount of Ford Credit's foreign exchange instruments outstanding was $10.6 billion and $8.4 billion, respectively. These exchange agreements hedge principal and interest payments on debt that are denominated in foreign currencies. The book value of the foreign currency swap agreements represents the amount payable to the counterparty since the last settlement date. The fair value of these foreign exchange agreements was estimated using current market rates.

     Interest Rate Instruments. Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposure to fluctuations in interest rates. The underlying notional amount of interest rate swaps was $74.1 billion at December 31, 1996 and $61.7 billion at December 31, 1995, respectively.

     The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest expense. The book value of an interest rate swap agreement represents the differential receivable or payable with a swap counterparty since the last settlement date.

     The fair value of an interest rate swap is the estimated amount Ford Credit would receive or pay to terminate the agreement. The fair value is calculated using current market rates for similar instruments with the same remaining maturities. Unrealized gains and losses are netted for individual counterparties where legally permissible.

COUNTERPARTY CREDIT RISK

     Ford Credit manages its foreign currency and interest rate counterparty credit risks by limiting exposure and by monitoring the financial condition of counterparties. The amount of exposure Ford Credit may have to a single counterparty on a worldwide basis is limited by company policy. In the unlikely event that a counterparty fails to meet the terms of a foreign currency or an interest rate instrument, risk is limited to the fair value of the instrument.

CONCENTRATIONS OF CREDIT RISK

     Ford Credit controls its credit risk through credit standards, limits on exposure and by monitoring the financial condition of other parties. The majority of Ford Credit's finance receivables are geographically diversified throughout the United States. Foreign finance receivables are concentrated in Europe, Canada, and Australia.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 15. SEGMENT INFORMATION

     Total revenue, income before income taxes and assets identifiable with United States, Europe, and other foreign operations were as follows:

                                                                 1996          1995         1994
                                                                 ----          ----         ----
                                                                          (IN MILLIONS)
Total revenue
  United States operations................................    $ 13,175.9    $ 12,056.2    $ 9,624.1
  European operations.....................................       2,137.2       1,887.1      1,458.3
  Other foreign operations................................       1,301.6       1,053.9        765.2
                                                              ----------    ----------    ---------
       Total revenue......................................    $ 16,614.7    $ 14,997.2    $11,847.6
                                                              ==========    ==========    =========
Income before income taxes
  United States operations................................    $  1,677.8    $  1,634.0    $ 1,689.1
  European operations.....................................         358.1         382.5        336.4
  Other foreign operations................................         149.0          55.9         77.5
  Equity in net income of affiliated companies............          55.3         255.4        232.5
                                                              ----------    ----------    ---------
       Total income before income taxes...................    $  2,240.2    $  2,327.8    $ 2,335.5
                                                              ==========    ==========    =========
Assets at December 31
  United States operations................................    $ 93,726.9    $ 85,698.1    $76,310.5
  European operations.....................................      18,743.9      16,688.7     13,525.9
  Other foreign operations................................       9,181.2       7,140.6      5,567.5
  Equity in net assets of affiliated companies............          44.4       1,730.5      1,349.3
                                                              ----------    ----------    ---------
       Total assets.......................................    $121,696.4    $111,257.9    $96,753.2
                                                              ==========    ==========    =========

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial data by calendar quarter for the past two years were as follows:

                                          TOTAL      INTEREST    DEPRECIATION ON     PROVISION FOR      NET
                                         REVENUE     EXPENSE     OPERATING LEASES    CREDIT LOSSES     INCOME
                                         -------     --------    ----------------    -------------     ------
                                                                    (IN MILLIONS)
1996
  First Quarter.....................    $ 3,932.5    $1,546.7        $1,377.4           $203.5        $  339.0
  Second Quarter....................      4,142.6     1,569.8         1,337.6            196.9           376.0
  Third Quarter.....................      4,183.7     1,529.3         1,403.5            300.4           340.9
  Fourth Quarter....................      4,355.9     1,578.4         1,419.1            292.5           384.7
                                        ---------    --------        --------           ------        --------
     Full Year......................    $16,614.7    $6,224.2        $5,537.6           $993.3        $1,440.6
                                        =========    ========        ========           ======        ========
1995
  First Quarter.....................    $ 3,484.5    $1,348.1        $1,249.7           $ 84.0        $  334.0
  Second Quarter....................      3,707.4     1,467.3         1,293.9             96.6           387.9
  Third Quarter.....................      3,836.2     1,570.3         1,341.3            140.0           402.5
  Fourth Quarter....................      3,969.1     1,612.6         1,350.2            159.8           455.0
                                        ---------    --------        --------           ------        --------
     Full Year......................    $14,997.2    $5,998.3        $5,235.1           $480.4        $1,579.4
                                        =========    ========        ========           ======        ========

                                 EXHIBIT INDEX

DESIGNATION                                      DESCRIPTION
-----------                                      -----------
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