Form 10-Q
period 1997-03-31
FORD MOTOR CREDIT CO
filed 1997-05-09
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of April 30, 1997.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

<PAGE 2>
ITEM 5. Other Events.

FORD MOTOR CREDIT COMPANY FINANCIAL STATEMENTS FOR THE PERIOD ENDED March 31, 1997.

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "10-K Report"). Information relating to earnings a share is not presented because the registrant, Ford Motor Credit Company ("Ford Credit"), is an indirect wholly owned subsidiary of Ford Motor Company ("Ford" or the "company").


                FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                Condensed Consolidated Statement of Income
             and of Earnings Retained for Use in the Business

               For the Periods Ended March 31, 1997 and 1996
                               (in millions)

                                                                        First Quarter
                                                                      1997         1996
                                                                   ----------  ----------
                                                                         (Unaudited)
Financing revenue
 Operating leases                                                  $  2,141.6  $  1,991.4
 Retail                                                               1,257.5     1,163.7
 Wholesale                                                              432.2       436.8
 Other                                                                   98.5       133.8
                                                                   ----------  ----------
    Total financing revenue                                           3,929.8     3,725.7

Interest expense                                                     (1,626.6)   (1,553.0)
Depreciation on operating leases                                     (1,445.5)   (1,377.4)
                                                                   ----------  ----------
    Net financing margin                                                857.7       795.3
Other Revenue
 Insurance premiums earned                                               69.8           -
 Investment and other income                                            310.0       213.1
                                                                   ----------  ----------
    Total financing margin and revenue                                1,237.5     1,008.4
Expenses
 Provision for credit losses                                            355.7       203.5
 Operating expenses                                                     341.8       326.0
 Other insurance expenses                                                66.9           -
                                                                   ----------  ----------
    Total expenses                                                      764.4       529.5
                                                                   ----------  ----------
Equity in net income of affiliated
  companies                                                               0.7        48.8
Income before income taxes                                              473.8       527.7
Provision for income taxes                                              182.8       170.8
                                                                   ----------  ----------
Income before minority interest                                         291.0       356.9
Minority interest in net income of
  subsidiaries                                                           15.1        17.9
                                                                   ----------  ----------

Net income                                                              275.9       339.0
Earnings retained for use in the business
 Beginning of period                                                  6,892.1     6,724.5
 Dividends                                                              (14.5)       (0.5)
                                                                   ----------  ----------
End of period                                                      $  7,153.5  $  7,063.0
                                                                   ==========  ==========

The accompanying notes are an integral part of the financial statements.

<PAGE 3>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                 (in millions)

                                               March 31,    December 31,   March 31,
                                                 1997          1996          1996
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $   1,567.3   $   2,716.0   $   1,186.8
 Investments in securities                        1,473.6       1,324.8       2,685.2
 Finance receivables, net (Note 2)               78,436.6      80,848.0      77,252.6
 Net investment, operating leases                32,660.5      30,645.2      26,601.5
 Notes and accounts receivable from
  affiliated companies                              836.6       1,133.0       1,846.5
 Equity in net assets of affiliated
  companies                                          45.4          44.4          25.2
 Other assets                                     4,801.9       4,985.0       3,646.7
                                              -----------   -----------   -----------
      Total assets                            $ 119,821.9   $ 121,696.4   $ 113,244.5
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   3,597.4   $   3,362.6   $   1,847.0
 Affiliated companies                             1,846.1       2,315.2       2,005.4
                                              -----------   -----------   -----------
      Total accounts payable                      5,443.5       5,677.8       3,852.4

 Debt (Note 3)                                   97,955.1      98,024.3      92,914.3
 Deferred income taxes                            3,550.7       4,260.4       3,393.9
 Other liabilities and deferred income            2,927.4       2,929.9       2,688.8
                                              -----------   -----------   -----------

      Total liabilities                         109,876.7     110,892.4     102,849.4

Minority interests in net assets of
  subsidiaries                                      336.2       1,313.8       1,184.1

Preferred stockholder's equity in a
  subsidiary company                                286.5         286.5         284.5

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by
  stockholder)                                    3,719.5       3,747.6       3,706.6
 Note receivable from affiliated
  company                                        (1,517.0)     (1,517.0)     (1,859.0)
 Unrealized gain on investments in
  securities, net of taxes                           46.5          56.9          41.0
 Foreign currency translation adjustments          (105.0)         (0.9)        (50.1)
 Earnings retained for use in the business        7,153.5       6,892.1       7,063.0
                                              -----------   -----------   -----------

      Total stockholder's equity                  9,322.5       9,203.7       8,926.5
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $ 119,821.9   $ 121,696.4   $ 113,244.5
                                              ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

<PAGE 4>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                 For the Periods Ended March 31, 1997 and 1996
                                 (in millions)

                                                                First Quarter
                                                             1997           1996
                                                           ----------    ----------
                                                                  (Unaudited)
                                                                         C>
Cash flows from operating activities
 Net income                                                $    275.9    $    339.0
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                   355.7         203.5
  Depreciation and amortization                               1,544.1       1,445.8
  Gain on sale of finance receivables                           (26.5)            -
  Equity in net income of affiliates                             (0.7)        (48.8)
  Deferred income taxes                                        (205.5)        251.1
  Changes in the following items
   Other assets                                                (387.2)          2.6
   Other liabilities                                            887.9        (166.4)
  Other                                                        (191.0)        (45.0)
                                                           ----------    ----------
   Net cash provided by operating activities                  2,252.7       1,981.8
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables (other than wholesale)      (8,228.2)    (11,359.4)
 Collection of finance/intercompany
  receivables (other than wholesale)                          8,213.6       8,577.8
 Purchase of operating lease vehicles                        (6,530.8)     (4,775.2)
 Liquidation of operating lease vehicles                      2,920.7       2,419.4
 Net change in wholesale receivables                           (148.6)       (268.4)
 Proceeds from sales of finance receivables                     801.4       1,753.7
 Other                                                         (144.3)        148.6
                                                           ----------    ----------
   Net cash used in investing activities                     (3,116.2)     (3,503.5)

Cash flows from financing activities
 Proceeds from issuance of long-term debt                     2,399.2       4,518.4
 Principal payments on long-term debt                        (2,246.8)     (1,620.7)
 Change in short-term debt, net                                (505.2)     (1,879.8)
 Dividends paid                                                 (14.5)         (0.5)
 Other                                                          105.2         218.5
                                                           ----------    ----------
   Net cash (used in)/provided by financing activities         (262.1)      1,235.9
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                    (23.1)         (5.5)
                                                           ----------    ----------
   Net change in cash and cash equivalents                   (1,148.7)       (291.3)

Cash and cash equivalents, beginning of period                2,716.0       1,478.1
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $  1,567.3    $  1,186.8
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  1,601.7    $  1,592.6
 Taxes paid/(received)                                           36.8         (61.1)


The accompanying notes are an integral part of the financial statements.

<PAGE 5>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         Notes To Financial Statements


Note 1. Financial Statements Restatement

During the fourth quarter 1996, Ford, FSG, Inc. contributed ownership of Ford Credit Europe (approximately 78% ownership) to Ford Credit. Prior years' quarterly financial statements were restated to include Ford Credit Europe.


Note 2. Finance Receivables, Net (in millions)

                                                 March 31,   December 31,  March 31,
                                                   1997          1996        1996
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  51,172.3  $  53,099.1  $ 49,711.1
Wholesale                                          22,392.3     22,706.3    20,534.2
Other                                               5,840.4      5,942.7     7,790.7
                                                -----------  -----------  ----------

   Total finance receivables net of
     unearned income                               79,405.0     81,748.1    78,036.0

Less allowance for credit losses                     (968.4)      (900.1)     (783.4)
                                                -----------  -----------  ----------

   Finance receivables, net                     $  78,436.6  $  80,848.0  $ 77,252.6
                                                ===========  ===========  ==========

<PAGE 6>


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Notes To Financial Statements (continued)

Note 3. Debt (in millions)

                                                       March 31,   December 31,  March 31,
                                                        1997         1996          1996
                                                      -----------  ----------- -----------
                                                     (Unaudited)               (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  38,108.7  $  38,228.3  $ 37,885.7
 Other short-term debt*                                  4,957.6      4,788.7     2,308.6
                                                     -----------  -----------  ----------
   Total short-term debt                                43,066.3     43,017.0    40,194.3

 Long-term indebtedness payable
  within one year**                                     10,568.5      9,178.0     7,697.3
                                                     -----------  -----------  ----------
   Total payable within
    one year                                            53,634.8     52,195.0    47,891.6
                                                     -----------  -----------  ----------
                               March 31, 1997
                       ----------------------------
                       Weighted-Average
                       Interest Rates*** Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Secured indebtedness        17.64%        1998              9.8          9.9           -
 Unsecured senior indebtedness
  Notes****                   6.62%        1998-2048    43,124.6     44,273.6    43,658.9
  Debentures                  4.53%        1998-2006     1,130.0      1,228.3     1,365.3
  Unamortized discount                                     (18.3)        (7.5)       (1.5)
                                                       ---------    ---------   ---------
   Total secured and unsecured
    senior indebtedness                                 44,246.1     45,504.3    45,022.7

 Unsecured long-term
  subordinated notes         10.10%        2001             74.2        325.0           -

Total payable                                        -----------  -----------  ----------
    after one year                                      44,320.3     45,829.3    45,022.7
                                                     -----------  -----------  ----------
   Total debt                                        $  97,955.1  $  98,024.3  $ 92,914.3
                                                     ===========  ===========  ==========

   * Includes $1,802.6 million, $2,477.7 million, and $104.6 million with affiliated companies at March 31, 1997, December 31, 1996, and March 31, 1996, respectively.
  ** Includes $1,030.9 million, $653 million, and $0 million with affiliated companies at
     March 31, 1997, December 31, 1996, and March 31, 1996, respectively.
 *** Rates were variable on about 22.5% of the debt payable after one year including the effects of interest rate swap agreements.
**** Includes $3,123.1 million, $3,584.4 million, and $1,510.4 million with affiliated companies at March 31, 1997, December 31, 1996, and March 31, 1996, respectively.

<PAGE 7>


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Notes To Financial Statements (continued)



Note 4.  New Accounting Standard

Effective January 1, 1997, Ford Credit adopted Statement of Financial Accounting Standard No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 provides accounting and reporting standards for the subject matter based on consistent application of the financial components approach that focuses on control. The adoption of the statement did not have a material effect on the financial statements.


Note 5.  Sale of Ford New Holland Credit Company

On January 24, 1997, Ford Credit sold its 51% majority ownership of Ford New Holland Credit Company to FiatAllis North America, Inc. and New Holland (Canada) Credit Holding Ltd. The sale was effective January 1, 1997 and did not materially impact Ford Credit's financial statements.

<Page 8>


FORD MOTOR CREDIT COMPANY RESULTS OF OPERATIONS


FIRST QUARTER 1997 COMPARED WITH 1996

Ford Credit's consolidated net income in the first quarter of 1997 was $276 million, down $63 million or 19% from 1996. Ford Credit's first quarter 1997 financial results include a majority ownership (78%) of Ford Credit Europe plc ("Ford Credit Europe") and results for first quarter 1996 have been restated to reflect this ownership change. Compared with results from a year ago, the decrease primarily reflects higher credit losses and loss reserve requirements, the effects of Ford's restructuring of its Financial Services Group ("FSG") and higher taxes. Higher levels of earning assets and improved operating cost performance were partial offsets.

Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.86% in 1997 compared with 0.63% in 1996 reflecting an increase in repossession rates and higher losses per repossession. The increased repossession ratio reflects an increased mix of used vehicle financing and expanded purchase policies to generate financing volume. The increase in loss per repossession reflects a weaker used vehicle market resulting in Ford Credit realizing lower prices for repossessed units sold at auction. Higher loss reserves reflect anticipation of actual losses continuing above prior years' levels.

The FSG restructuring reflects lower income resulting from the repurchase in the first quarter of 1996 by Ford Holdings, Inc. ("Ford Holdings") of substantially all the shares of Ford Holdings' common stock owned by Ford Credit, offset partially by the addition of The American Road Insurance Company and interest on a note receivable from Ford Holdings.

Net financing margins remained essentially unchanged; improved yields and lower borrowing costs (6.64% net borrowing rate in 1997 compared with 6.71% in 1996) were offset by increased depreciation expense for leased vehicles, primarily reflecting lower-than-anticipated residual values on off-lease vehicles.

Total net finance receivables and net investment in operating leases at March 31, 1997 were $111.1 billion, up $7.2 billion or 7% from a year earlier.

For the first quarter of 1997, Ford Credit financed 39% of all new cars and trucks sold by Ford dealers in the U.S., equal to first quarter 1996.
In Europe, Ford Credit financed 25% of all new vehicles sold by Ford in the first quarter of 1997 compared with 26% in the first quarter of 1996. Ford Credit provided retail customers with financing for 637,000 new and used vehicles in the United States and 166,000 in Europe. In the first quarter of 1997, Ford Credit provided wholesale financing for 77% of Ford Motor Company U.S. factory sales and 94% of Ford Motor Company Europe factory sales compared with 77% for the U.S. and 89% for Europe in first quarter 1996.

<PAGE 9>

During the first quarter of 1997, Ford Credit completed the sale of its partnership interest in Ford New Holland Credit Company to affiliates of Fiat Sp.A. The sale did not have a material impact on Ford Credit's first quarter results.


Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at March 31, 1997 and at the end of each of the last three years was as follows:

                                                 December 31
                             Mar 31,      -------------------------
                              1997          1996     1995     1994
                             -------      -------  -------  -------
                                                 (in millions)

Commercial paper & STBAs(a)  $39,101      $38,774  $40,419  $38,128
Other short-term debt (b)      3,965        4,243    1,781    1,357

Long-term debt (including
  current portion)(c)         54,889       55,007   49,980   41,503
                             -------      -------  -------  -------

Total debt                   $97,955      $98,024  $92,180  $80,988
                             =======      =======  =======  =======

United States                 75,518      $76,635  $73,178  $65,715
Europe                        14,492       14,028   13,013   10,548
Other international            7,945        7,361    5,989    4,725
                             -------      -------  -------  -------
Total debt                   $97,955      $98,024  $92,180  $80,988
                             =======      =======  =======  =======
Memo:
Total support facilities
 (billions) as of March 31, 1997
 and December 31, 1996-1994,
 respectively:
   Ford Credit               $  27.2      $  27.2  $  27.4  $  22.3
   Ford Credit Europe            5.5          5.7      4.7      6.6

- - - - -
(a) Short-term borrowing agreements with bank trust departments.
(b) Includes $1,803 million, $2,478 million, $176 million, and $25 million with affiliated companies at March 31, 1997, December 31, 1996, December 31, 1995 and
    December 31, 1994, respectively.
(c) Includes $4,154 million, $4,237 million, $1,174 million, and $75 million with affiliated companies at March 31, 1997, December 31, 1996, December 31, 1995 and
    December 31, 1994, respectively.

Support facilities represent additional sources of funds, if required. At March 31, 1997, Ford Credit had approximately $19.6 billion of contractually committed facilities. In addition, $7.6 billion of Ford Bank lines may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2001 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit. Banks also provide $1.6 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

<PAGE 10>

Additionally, at March 31, 1997, there was approximately $4.7 billion of contractually committed facilities available for Ford Credit Europe's use. In addition, $775 million of Ford bank lines may be used by Ford Credit Europe at Ford's option. The lines have various maturity dates through June 30, 2001 and may be used, at Ford Credit Europe's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit Europe.



                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None to Report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information


                                   INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended March 31, 1997 and 1996 (in millions except amounts per share):

                                                     First Quarter
                                                      -------------
                                                      1997     1996
                                                      ----     ----
Sales and revenues                                  $36,202  $35,225

Total costs and expenses                             33,687   34,098
Operating income                                      2,515    1,127
Automotive net interest income                           55       12
Automotive equity in net (loss)
 of affiliated companies                               (144)     (52)
Income before income taxes                            2,426    1,087
Provision for income taxes                              898      413
Minority interests in net income
 of subsidiaries                                         59       21

Net income                                          $ 1,469  $   653

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                                    $  1.22  $  0.54


Income per share
 assuming full dilution                             $  1.20  $  0.53

Cash dividends per share                            $  0.385 $  0.35

<PAGE 11>
FIRST QUARTER 1997 RESULTS OF OPERATIONS - FORD

OVERVIEW

The company's worldwide net income was $1,469 million in first quarter 1997, or $1.20 per share of Common and Class B Stock (fully diluted), compared with $653 million, or $0.53 per share (fully diluted) in first quarter 1996. The company's worldwide sales and revenues were $36.2 billion, up $1 billion from a year ago. Vehicle unit sales of cars and trucks were 1,681,000, up 43,000 units. Stockholders' equity was $27.3 billion at March 31, 1997, up $490 million compared with December 31, 1996.

During first quarter 1997, the company announced several adjustments to capacity: eliminating a shift at its Halewood plant in Britain; idling the passenger car system at its Lorain, Ohio assembly plant; and, in Brazil, closing two foundries and an engine plant and downsizing the Ipiranga Truck Plant. Ford also announced steps to improve product mix by discontinuing Ford Aspire, Probe, Thunderbird and Aerostar, and Mercury Cougar. A one-time charge relating to most of these actions will be reflected in second quarter results.

Although first quarter results were favorable, there are a number of cautionary factors going forward -- rising U.S. interest rates, the value of the yen, overall European market conditions, and increasing competition worldwide could affect results unfavorably in the balance of the year.


RESULTS OF OPERATIONS

The company's net income for worldwide Automotive operations in the first quarter 1997 and 1996 was as follows (in millions):

                                                                         Net Income/(Loss)
                                                                         1997          1996
                                                                         ----          ----
            U.S. Automotive                                            $  836          $ 48

            Automotive Outside U.S.
            - Europe                                                      105            73
            - South America                                               (47)          (60)
            - Other                                                       110            81
                                                                       ------          ----
             Total Automotive Outside U.S.                                168            94
                                                                       ------          ----
               Total Automotive                                        $1,004          $142
                                                                       ======          ====

The company's net income for worldwide Financial Services operations in first quarter 1997 and 1996 was as follows (in millions):

                                                                         Net Income/(Loss)
                                                                        1997           1996
                                                                        ----           ----
            Ford Credit                                                 $276           $339
            The Associates                                               238*           192
            USL Capital                                                    -             40
            Hertz                                                         20              9
            Minority Interests, Eliminations and Other                   (69)           (69)
                                                                        ----           ----
              Total Financial Services                                  $465           $511
                                                                        ====           ====
            - - - - -
            *Ford's share was $192 million

                                                    -11-
/TABLE

<PAGE 12>
FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Automotive Operations

Ford's worldwide Automotive operations earned $1,004 million in first quarter 1997 on sales of $28.9 billion, compared with $142 million in first quarter 1996 on sales of $28.3 billion. Overall, the increase reflected primarily improved earnings in all regions.

Earnings for Automotive operations in the U.S. were up $788 million in first quarter 1997 compared with a year ago. The increase reflected primarily higher margins resulting from cost reductions and vehicle mix improvements. U.S. Automotive after-tax return on sales was 4.5% in first quarter 1997, up 4.2 points from a year ago.

The U.S. economy continued to grow at a moderate rate in first quarter 1997, with interest rates and inflation at comparatively low levels. The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.9 million units in the first quarter, up from
15.7 million units in first quarter 1996.   The company expects car and
truck industry sales in 1997 to be about equal to 1996. Ford's combined U.S. car and truck share was 25.1%, down 7/10 of a point from a year ago, reflecting lower sales of models that will be discontinued later this year, and about equal to full year 1996.

The improvement for Automotive operations in Europe, compared with a year ago, reflected primarily cost reductions and lower taxes. The European automotive industry continues to be extremely competitive as a result of excess capacity; this trend is expected to continue in 1997 and beyond.

The seasonally-adjusted annual selling rate for the European car and truck industry was 14.5 million units in first quarter 1997, about equal to first quarter 1996. Ford's combined European car and truck market share was 11.4%, down 7/10 of a point from a year ago, reflecting the highly competitive market, and down 4/10 of a point from full year
1996.

The loss in first quarter 1997 incurred by Automotive operations in South America was lower than the loss a year ago. The improvement reflected primarily higher volume. Losses in South America are expected to continue in 1997, as modernization of the product line in Brazil and Argentina is completed. Ford will have several new products (the Ka, Fiesta, Escort and Ranger) available for sale throughout most of 1997.

Financial Services Operations

Earnings for Financial Services operations were down $46 million in first quarter 1997, compared with record earnings a year ago. The reduction reflects the absence of earnings from USL Capital, substantially all of the assets of which were sold last year, and a decline in earnings at Ford Credit.

For a discussion of Ford Credit's operations in first quarter 1997, see Item 1. "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Ford Credit First Quarter 1997 Results of Operations."

Record earnings at Associates First Capital Corporation ("The
Associates") reflected primarily higher levels of earning assets, lower operating costs and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net finance receivables were 2.31% in the first quarter, compared with 1.74% a year ago. The Associates believes the higher levels of credit losses may continue.

Record earnings at The Hertz Corporation ("Hertz") reflected primarily higher revenues in U.S. car rental operations.

<PAGE 13>

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations

Automotive cash and marketable securities were $16 billion at March 31, 1997, up $553 million from December 31, 1996. The company paid $472 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during the first three months of 1997.

Automotive capital expenditures were $1.6 billion in the first three months of 1997, down $176 million from the same period a year ago. For full year 1997, Ford's capital spending is expected to be at essentially similar levels compared with 1996; however, as a percentage of sales, spending is expected to be at similar or lower levels.

Automotive debt at March 31, 1997 totaled $8.2 billion, which was 23% of total capitalization (stockholders' equity and Automotive debt), essentially unchanged from year-end 1996.

At March 31, 1997, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2001. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. In addition, at March 31, 1997, Ford Brasil Ltda. had $377 million of contractually committed credit facilities with various banks ranging in maturity from April 1997 to March 1998. These facilities were unused at March 31, 1997.

Financial Services Operations

Financial Services cash and investments in securities totaled
$5 billion at March 31, 1997, down $982 million from December 31,
1996.

Net receivables and lease investments were $161.6 billion at March 31, 1997, down $291 million from December 31, 1996.

Total debt was $149.7 billion at March 31, 1997, down $536 million from December 31, 1996.

Outstanding commercial paper at March 31, 1997 totaled $38.1 billion at Ford Credit, $17.9 billion at The Associates, and $2.4 billion at Hertz, with an average remaining maturity of 26 days, 22 days, and 24 days, respectively.

At March 31, 1997, Financial Services had a total of $42 billion of contractually committed support facilities (excluding the $8.4 billion available under Ford's global credit agreements). Of these facilities, $24.2 billion are contractually committed global credit agreements under which $19.6 billion and $4.6 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 76%, respectively, of such facilities are available through June 30, 2001. The entire $19.6 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.6 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At March 31, 1997, $76 million of the Ford Credit global facilities were in use and $637 million of the Ford Credit Europe global

<PAGE 14>
facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at March 31, 1997 consisted of $16 billion of contractually committed support facilities available to various affiliates in the U.S. and $1.8 billion of contractually committed support facilities available to various affiliates outside the U.S.; at March 31, 1997, approximately $1.1 billion of these facilities were in use. Furthermore, banks provide $1.6 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.


ACCOUNTING CHANGES

Statement of Financial Accounting Standards No. 128 ( SFAS 128 ),
"Earnings per Share", was issued by the Financial Accounting
Standards Board in February 1997. Adoption of SFAS 128, effective for periods ending after December 15, 1997, is not expected to have a material effect on reported earnings.


INITIAL PUBLIC OFFERING OF COMMON STOCK OF HERTZ
CORPORATION

In April 1997, Hertz completed an initial public offering of its common stock representing an 18.5% interest in Hertz (the "IPO"). Substantially all of the net proceeds from the IPO was used to reduce short-term indebtedness (commercial paper) of Hertz. Hertz had increased its outstanding commercial paper to repay an intercompany debt owed to Ford in the amount of $460 million. A gain from the IPO will be reflected in Ford's second quarter results.


LEGAL PROCEEDINGS - FORD

In April 1997, Ford became the subject of an administrative enforcement proceeding before a Department of Labor administrative law judge challenging Ford's compliance with obligations imposed by Executive Order 11246, as amended, in connection with Ford's federal government contracts. Executive Order 11246 prohibits employment discrimination by government contractors and subcontractors. In this proceeding, the Office of Federal Contract Compliance Programs ("OFCCP") claims that, during 1993, Ford's Kentucky Truck Plant used a hiring process for entry-level laborer positions that discriminated against female applicants. OFCCP further claims that Ford failed to make available required records and otherwise cooperate fully with the agency during a compliance review that was begun in early 1993. OFCCP is seeking orders from the court canceling Ford's contracts with the federal government and debarring Ford from future federal government contract work, in addition to an order awarding back pay to the "affected class of women". If OFCCP prevails, Ford's results of operations could be substantially adversely affected.

Also filed in April 1997 was a new purported class action lawsuit involving the Bronco II. This lawsuit was filed in federal court in the Southern District of West Virginia and purports to represent a class of former plaintiffs in formerly pending Bronco II personal injury cases. Plaintiffs allege that Ford and a Ford expert on the design history of the Bronco II conspired to fraudulently conceal documents that would establish (a) that Ford paid such expert to offer false testimony in favor of Ford regarding the design of the Bronco II, and (b) that Ford knew the design of the Bronco II rendered the vehicle unstable and prone to rollover under normal driving conditions. Plaintiffs seek compensatory and punitive damages, prejudgment interest, costs, and attorneys' fees. If the plaintiffs were to prevail in this lawsuit, Ford could be required to pay substantial damages.

<PAGE 15>
Finally, two purported class actions relating to airbags were also filed in April 1997. These lawsuits, which are in state courts in Louisiana and Texas, allege that motor vehicle airbags are defective because they cause injury to children and small adults. The actions are brought on behalf of (a) all residents of Louisiana and Texas, who purchased airbag-equipped automobiles and (b) purchasers throughout the United States who purchased such vehicles in Louisiana or Texas. These actions are brought against the following defendants: Volvo of North America, Inc., General Motors
Corporation, Ford Motor Company, Chrysler Corporation, Spinato
Chrysler Plymouth, Inc. d/b/a Bergeron Volvo, other corporations whose identities are unknown (e.g., all other automobile manufacturers), and all unidentified automobile dealers throughout the states of Louisiana and Texas. Plaintiffs' claims in both cases are based on the anticipated action by the National Highway Traffic
Safety Administration ("NHTSA") to allow deactivation of airbags at the owners' request. Plaintiffs claim that it will be necessary to have the airbags deactivated pursuant to the guidelines established by NHTSA to ensure occupant safety, and that they will have been deprived of a purported safety device for which they paid. Plaintiffs seek damages including recovery of the cost of the airbags. Were plaintiffs to prevail in these lawsuits, Ford could be required to pay substantial damages.

<PAGE 16>
ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index.

           (b)  Reports on Form 8-K during the quarter ended March 31, 1997:

                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
--------------        ---------------------   ----------------
January 29, 1997     Item 5 - Other Events    None.

February 12, 1997    Item 5 - Other Events    1996  Audit of Consolidated
                                              Financial Statements of Ford
                                              Motor Credit Company and Sub-
                                              sidiaries together with
                                              the Report of Independent
                                              Accountants of Coopers & Lybrand
                                              L.L.P., independent certified
                                              public accountants and News
                                              release dated January 29, 1997
                                              of Ford Motor Company and
                                              Subsidiaries for the year
                                              ended December 31, 1996 with
                                              attachments.

February 19, 1997    Item 5 - Other Events    None.

February 26, 1997    Item 5 - Other Events    None.






                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ J. B. Smith III
May 9, 1997                          --------------------------
                                     J. B. Smith III
                                     Vice President - Finance

<Page 17>
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at March 31, 1997 and 1996, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended March 31, 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1996 and the related consolidated statements of income and of earnings retained for use in the business and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
April 15, 1997

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

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              May 9, 1997,
                              regarding unaudited
                              interim financial infor-
                              mation.