Form 10-Q
period 1997-06-30
FORD MOTOR CREDIT CO
filed 1997-08-12
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 ---------
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of July 31, 1997.

    The registrant meets the conditions set forth in General
Instruction I(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                           PAGE 1 OF 23.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                  For the Periods Ended June 30, 1997 and 1996
                                  (in millions)

                                               Second Quarter            First Half
                                              1997        1996        1997         1996
                                           ---------   ----------  ----------  ----------
                                                 (Unaudited)             (Unaudited)
Financing Revenue
 Operating leases                         $   2,169.1  $  1,998.7  $  4,310.7 $   3,990.1
 Retail                                       1,269.8     1,233.3     2,527.3     2,397.0
 Wholesale                                      419.4       409.5       851.6       846.3
 Other                                           97.3       138.5       195.8       272.3
                                           ----------  ----------  ----------  ----------
   Total financing revenue                    3,955.6     3,780.0     7,885.4     7,505.7

Interest expense                             (1,609.8)   (1,575.9)   (3,236.4)   (3,128.9)
Depreciation on operating leases             (1,467.8)   (1,337.6)   (2,913.3)   (2,715.0)
                                            ----------  ----------  ----------  ----------
   Net financing margin                         878.0       866.5     1,735.7     1,661.8

Other Revenue
 Insurance premium earned                        70.3        82.9       140.1        82.9
 Investment and other income                    271.4       285.8       581.4       498.9
                                           ----------  ----------  ----------  ----------
    Total financing margin                    1,219.7     1,235.2     2,457.2     2,243.6
          and revenue
Expenses
 Operating expenses                             366.9       356.1       708.7       682.1
 Provision for credit losses                    296.4       196.9       652.1       400.4
 Other insurance expenses                        66.9        76.2       133.8        76.2

                                           ----------  ----------  ----------  ----------
    Total expenses                              730.2       629.2     1,494.6     1,158.7
                                           ----------  ----------  ----------  ----------
Equity in net income of affiliated
  companies                                      (1.2)        1.0        (0.5)       49.8

Income before income taxes                      488.3       607.0       962.1     1,134.7

Provision for income taxes                      196.4       213.2       379.2       384.0
                                           ----------  ----------  ----------  ----------
Income before minority interest                 291.9       393.8       582.9       750.7

Minority interest in net income of
  subsidiaries                                   12.9        17.8        28.0        35.7
                                           ----------  ----------  ----------  ----------
Net income                                      279.0       376.0       554.9       715.0

Earnings retained for use in
  the business
 Beginning of period                          7,153.5     7,063.0     6,892.1     6,724.5
 Dividends                                        0.0      (324.0)      (14.5)     (324.5)
                                           ----------  ----------  ----------  ----------
 End of period                             $  7,432.5  $  7,115.0  $  7,432.5  $  7,115.0
                                           ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.

<PAGE 3>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                                June 30,    December 31,    June 30,
                                                  1997          1996          1996
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $  1,220.3    $   2,716.0   $   1,551.7
 Investments in securities                         829.7        1,324.8       1,406.1
 Finance receivables, net (Note 2)              78,914.5       80,848.0      81,454.8
 Net investment, operating leases               34,579.1       30,645.2      28,402.1
 Accounts and notes receivable from
  affiliated companies                             737.3        1,133.0       1,107.2
 Equity in net assets of affiliated
  companies                                         45.5           44.4          23.5
 Other assets                                    4,575.7        4,985.0       3,248.3
                                              -----------   -----------   -----------
      Total assets                            $120,902.1    $ 121,696.4   $ 117,193.7
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   2,672.2   $   3,362.6   $   2,062.2
    Affiliated companies                            982.0       2,315.2       2,252.9
                                              -----------   -----------   -----------
      Total accounts payable                      3,654.2       5,677.8       4,315.1

 Debt (Note 3)                                  100,325.6      98,024.3      95,926.1
 Deferred income taxes                            3,839.9       4,260.4       3,589.2
 Other liabilities and deferred income            2,833.8       2,929.9       2,860.2
                                              -----------   -----------   -----------

      Total liabilities                         110,653.5     110,892.4     106,690.6

Minority interest in net assets of
  subsidiaries                                      354.0       1,313.8       1,233.0

Preferred stockholder's equity in a                 286.5         286.5         284.5
  susidiary company

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by
  stockholder)                                    3,719.5       3,747.6       3,764.6
 Note receivable from affiliated
  company                                        (1,517.0)     (1,517.0)     (1,917.0)
 Unrealized gain on investment in
  securities, net of taxes                           65.6          56.9          44.2
 Foreign-currency translation adjustments          (117.5)         (0.9)        (46.2)
 Earnings retained for use in the business        7,432.5       6,892.1       7,115.0
                                              -----------   -----------   -----------

      Total stockholder's equity                  9,608.1       9,203.7       8,985.6
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $ 120,902.1   $ 121,696.4   $ 117,193.7
                                              ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

<PAGE 4>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                  For the Periods Ended June 30, 1997 and 1996
                                  (in millions)

                                                                  First Half
                                                             1997           1996
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    554.9    $    715.0
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                   652.1         400.4
  Depreciation and amortization                               3,216.4       2,858.5
  Gain on sales of finance receivables                          (18.4)           -
  Equity in net income of affiliates                              0.5         (49.8)
  Deferred income taxes                                        (441.3)        448.2
  Changes in the following items
   Other assets                                                 568.1         582.9
   Other liabilities                                           (581.4)        623.8
  Other                                                         (60.3)        (10.6)
                                                           ----------    ----------
   Net cash provided by operating activities                  3,890.6       5,568.4
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables (other than wholesale)     (18,092.3)    (20,951.8)
 Collection of finance/intracompany receivables
   (other than wholesale)                                    16,973.9      14,876.8
 Purchase of operating lease vehicles                       (12,856.5)    (10,786.9)
 Liquidation of operating lease vehicles                      5,829.7       5,298.5
 Net change in wholesale receivables                         (1,297.7)     (1,420.6)
 Proceeds from sale of receivables                            1,541.1       2,763.9
 Other                                                          468.8          32.7
                                                           ----------    ----------
   Net cash used in investing activities                     (7,433.0)    (10,187.4)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     6,965.1       7,388.3
 Principal payments on long-term debt                        (4,496.9)     (4,023.6)
 Change in short-term debt, net                                (441.6)      1,075.9
 Cash dividends paid                                            (14.5)         (0.5)
 Other                                                           63.5         262.0
                                                           ----------    ----------
   Net cash provided by financing activities                  2,075.6       4,702.1
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                    (28.9)         (9.5)
                                                           ----------    ----------
   Net change in cash and cash equivalents                   (1,495.7)         73.6

Cash and cash equivalents, beginning of period                2,716.0       1,478.1
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $  1,220.3    $  1,551.7
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  3,107.6    $  2,959.0
 Taxes paid/(received)                                          420.7        (211.3)



The accompanying notes are an integral part of the financial statements.

<PAGE 5>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements


Note 1. Financial Statements Restatement

During the fourth quarter 1996, Ford FSG, Inc. contributed ownership of Ford Credit Europe plc (approximately 78% ownership) to Ford Credit. Prior years' quarterly financial statements were restated to include Ford Credit Europe plc.


Note 2. Finance Receivables, Net (in millions)

                                                  June 30,   December 31,   June 30,
                                                    1997         1996         1996
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  52,583.4  $  53,099.1  $  51,814.1
Wholesale                                          21,898.2     22,706.3     21,802.8
Other                                               5,479.4      5,942.7      8,646.1
                                                -----------  -----------  -----------

   Total finance receivables net of
      unearned income                              79,961.0     81,748.1     82,263.0

Less allowance for credit losses                   (1,046.5)      (900.1)      (808.2)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  78,914.5  $  80,848.0  $  81,454.8
                                                ===========  ===========  ===========

<PAGE 6>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    Notes To Financial Statements (continued)


Note 3. Debt (in millions)

                                                       June 30,   December 31,  June 30,
                                                         1997        1996         1996
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $ 38,477.4   $  38,228.3 $  40,650.0
 Other short-term debt*                                 4,970.5       4,788.7     2,223.6
                                                     -----------  ----------- -----------
   Total short-term debt                               43,447.9      43,017.0    42,873.6

 Long-term indebtedness payable
  within one year**                                    10,952.3       9,178.0     7,224.0
                                                     -----------  ----------- -----------
   Total payable within
     one year                                          54,400.2      52,195.0    50,097.6
                                                     -----------  ----------- -----------
                               June 30, 1997
                       ----------------------------
                       Weighted Average
                       Interest Rates*** Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
Secured indebtedness            16.76%        2000          17.6          9.9          -
Unsecured senior indebtedness
 Notes****                       6.63%   1998-2048      44,703.0     44,273.6    44,475.6
 Debentures                      4.54%   2001-2006       1,097.0      1,228.3     1,351.2
 Unamortized
  premimum/(discount)                                        2.1         (7.5)        1.7
                                                     -----------  ----------- -----------
Total secured and unsecured
 senior indebtedness                                    45,819.7     45,504.3    45,828.5

Unsecured long-term              8.29%        2005         105.7        325.0          -
  subordinated notes
                                                     -----------  ----------- -----------
   Total payable after one year                         45,925.4     45,829.3    45,828.5
                                                     -----------  ----------- -----------
   Total debt                                        $ 100,325.6  $  98,024.3 $  95,926.1
                                                     ===========  =========== ===========


  *  Includes $1,805.6 million, $2,477.7 million, and $89.2 million with affiliated companies at June 30, 1997, December 31, 1996, and June 30, 1996, respectively.
 **  Includes $1,640.8 million, $653 million, and $0 million with affiliated companies at
     June 30,1997, December 31, 1996, and June 30, 1996, respectively.
***  Rates were variable on about 21.3% of the debt payable after one year including the effects of interest rate swap agreements.
**** Includes $2,413.3 million, $3,584.4 million, and $1,510.4 million with affiliated companies at June 30, 1997, December 31, 1996, and June 30, 1996, respectively.

<PAGE 7>


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORD CREDIT SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996 RESULTS OF OPERATIONS

     Ford Credit's consolidated net income in the second quarter of 1997 was $279 million, down $97 million or 26% from 1996. Ford Credit's 1997 financial results include a majority ownership (78%) of Ford Credit Europe plc ("Ford Credit Europe") and results for 1996 have been restated to reflect this ownership change. Compared with results from a year ago, the decrease primarily reflects higher credit losses and loss reserve requirements, higher taxes, and lower net margins. Higher levels of earning assets were a partial offset.

     Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.76% in 1997 compared with 0.60% in 1996 reflecting an increase in repossession rates and higher losses per repossession. The increased repossession ratio reflects an increased mix of used vehicle financing and expanded purchase policies to generate financing volume. The increase in loss per repossession reflects a weaker used vehicle market resulting in Ford Credit realizing lower prices for repossessed units sold at auction.

     The deterioration in net financing margins reflects higher depreciation on operating leases which resulted from higher residual losses on off-lease vehicles and higher residual reserves. Improved yields and lower borrowing costs (6.50% net borrowing rate in 1997 compared with 6.68% in 1996) were a partial offset. Higher depreciation costs on leased vehicles are expected to continue to depress Ford Credit's earnings in second half 1997.

     Total net finance receivables and net investment in operating leases at June 30, 1997 were $113.5 billion, up $3.6 billion or 3% from a year earlier.

     During the second quarter of 1997, Ford Credit financed 37% of all new cars and trucks sold by Ford Motor Company dealers in the U.S., compared with 41% in the same period of 1996. In Europe, Ford Credit financed 29% of all new vehicles sold by Ford Motor Company in the second quarter of 1997 compared with 28% in the second quarter of 1996. Ford Credit provided retail customers with financing for 676,000 new and used vehicles in the United States and 192,000 in Europe. In the second quarter of 1997, Ford Credit provided wholesale financing for 79% of Ford Motor Company U.S. factory sales and 95% of Ford Motor Company Europe factory sales compared with 81% for the U.S. and 91% for Europe in second quarter 1996.

<PAGE 8>

FORD CREDIT FIRST HALF 1997 COMPARED WITH FIRST HALF 1996 RESULTS OF OPERATIONS

     For the first half of 1997, Ford Credit's consolidated net income was $555 million, down $160 million or 22% from the first half of 1996. The factors affecting financing profits during the first half of 1997 were the same as those affecting second quarter results discussed above.

     During the first half of 1997, Ford Credit provided retail financing for 38% of all new cars and trucks sold by Ford Motor Company dealers in the United States, compared with 40% in the same period a year ago. In Europe, Ford Credit financed 27% of all new vehicles sold by Ford Motor Company in the first half of 1997, equal to the first half of last year. Ford Credit provided retail financing for 1,308,000 new and used vehicles in the United States and 358,000 in Europe. In the first half of 1997, Ford Credit provided wholesale financing for 78% of Ford Motor Company U.S. factory sales and 95% of Ford Motor Company Europe factory sales compared with 79% for the U.S. and 90% for Europe in the first half of 1996.

NEW ACCOUNTING STANDARD

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information", respectively, both effective for fiscal years beginning after December 15, 1997. Ford Credit will adopt these accounting standards on January 1, 1998. The effect of the adoption of these accounting standards on Ford Credit's consolidated financial statements is not expected to be material.

<PAGE 9>

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

Ford Credit's outstanding debt at June 30, 1997 and at the end of each of the last three years was as follows:


                                                                   December 31
                                             June 30,    --------------------------------
                                              1997          1996       1995         1994
                                            --------      -------    --------      ------


 Commercial paper & STBAs(a)                $  39,516     $38,774     $40,419     $38,128
 Other short-term debt (b)                      3,932       4,243       1,781       1,357

 Long-term debt (including
   current portion)(c)                         56,878      55,007      49,980      41,503
                                            ---------    --------    --------    --------

    Total debt                              $ 100,326     $98,024     $92,180     $80,988
                                            =========    ========    ========    ========


 United States                              $  77,885     $76,635     $73,178     $65,715
 Europe                                        14,275      14,028      13,013      10,548
 Other international                            8,166       7,361       5,989       4,725
                                            ---------    --------    --------    --------
    Total debt                              $ 100,326     $98,024     $92,180     $80,988
                                            =========    ========    ========    ========
Memo:
Total support facilities
 (billions) as of July 1, 1997
 and December 31, 1996-1994,
 respectively:
    Ford Credit                             $    26.7    $   27.2     $  27.4      $ 22.3
    Ford Credit Europe                            5.3         5.7         4.7         6.6

- - - - -
(a) Short-term borrowing agreements with bank trust departments.
(b) Includes $1,806 million, $2,478 million, $176 million, and $25 million with affiliated companies at June 30, 1997, December 31, 1996, December 31, 1995, and December 31, 1994,
    respectively.
(c) Includes $4,054 million and $4,237 million, $1,174 million and $75 million with affiliated companies at June 30, 1997 and December 31, 1996, December 31, 1995,
    and December 31, 1994 respectively.

Support facilities represent additional sources of funds, if required. At July 1,1997, Ford Credit had approximately $19.3 billion of contractually committed facilities. In addition, $7.4 billion of Ford lines of credit may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit. Banks also provide $1.6 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at July 1, 1997, there were approximately $4.7 billion of contractually committed facilities available for Ford Credit Europe's use.
In addition, $615 million of Ford lines of credit may be used by Ford
Credit Europe at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit Europe's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit Europe

<PAGE 10>                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None to Report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information


                               INFORMATION CONCERNING FORD


Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended June 30, 1997 and 1996 (in millions except amounts per share):


                                         Second Quarter           First Half
                                          -------------        -----------------
                                          1997     1996          1997     1996
                                          ----     ----          ----     ----
Sales and revenues                      $40,265  $38,973       $76,467  $74,198

Total costs and expenses a/              36,925   37,069        70,612   71,167
Operating income                          3,340    1,904         5,855    3,031
Automotive net interest income               94        7           149       19
Automotive equity in net income/(loss)
 of affiliated companies                     79       77           (65)      25
Gain on sale of Common Stock
 of a subsidiary b/                         269      650           269      650
Income before income taxes                3,782    2,638         6,208    3,725
Provision for income taxes                1,182      694         2,080    1,107
Minority interests in net income
 of subsidiaries                             70       41           129       62

Net income                              $ 2,530  $ 1,903       $ 3,999  $ 2,556

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                        $  2.11  $  1.60       $  3.33  $  2.15


Income per share
 assuming full dilution                 $  2.06  $  1.56       $  3.25  $  2.10

Cash Dividends per share                $  0.42  $  0.35       $  0.805 $  0.70

a/ 1996 data includes write-down of investment in Budget Rent a Car Corporation
   ($700 million before taxes and $437 million after taxes).

b/ The gain was not subject to income taxes.

<PAGE 11>

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORD

OVERVIEW

The company's worldwide net income was $2,530 million in second quarter 1997, or $2.06 per share of Common and Class B Stock (fully diluted), compared with $1,903 million, or $1.56 per share (fully diluted) in second quarter 1996. The company's worldwide sales and revenues were $40.3 billion, up $1.3 billion from a year ago. Vehicle unit sales of cars and trucks were 1,879,000, up 69,000 units. Stockholders' equity was $29.1 billion at June 30, 1997, up $2.4 billion compared with December 31, 1996. Results in second quarter and first half 1997 and 1996 included several one-time actions (see below).

Although second quarter results were a record for the company, there are some cautions for second half 1997. There is some risk that U.S. industry volumes will soften, particularly if interest rates rise. In addition, the industry is experiencing immense competitive pressure in North America and Europe, including escalating marketing incentives and the prospect of many new competitive product entries scheduled for the remainder of the year.


ONE-TIME ACTIONS

Net income in second quarter 1997 and 1996 and first half 1997 and 1996 included several one-time actions, as follows (in millions):

                                                     Second Quarter                 First Half
                                                   -------------------         ---------------------
                                                    1997         1996           1997           1996
                                                   ------       ------         ------         ------
Automotive
- Restructuring actions                            $(169)       $ (21)         $(169)         $ (49)

Financial Services
- Sale of The Hertz Corporation common stock         269            -            269              -
- Sale of The Associates' common stock                 -          650              -            650
- Sale of USL Capital's assets                         -           19              -             19
- Net write-down for Budget Rent a
   Car Corporation                                     -         (437)             -           (437)
                                                   -----        -----          -----          -----
 Total Financial Services                            269          232            269            232
                                                   -----        -----          -----          -----

  Total Company                                    $ 100        $ 211          $ 100          $ 183
                                                   =====        =====          =====          =====

  Per share                                        $0.08        $0.17          $0.08          $0.15


<PAGE 12>

RESULTS OF OPERATIONS

The company's net income for worldwide Automotive operations in second quarter 1997 and 1996 and first half 1997 and 1996 was as follows (in millions):

                                    Second Quarter              First Half
                                   -----------------         ----------------
                                    1997       1996           1997      1996
                                   ------     ------         ------    ------
 U.S. Automotive                   $1,192     $  697         $2,028    $  745

 Automotive Outside U.S.
 - Europe                             157        196            262       269
 - South America                       25        (69)           (22)     (129)
 - Other                              361        284            471       365
                                   ------     ------         ------    ------
  Total Automotive Outside U.S.       543        411            711       505
                                   ------     ------         ------    ------

   Total Automotive                $1,735     $1,108         $2,739    $1,250
                                   ======     ======         ======    ======


The company's net income for worldwide Financial Services operations in second quarter 1997 and 1996 and first half 1997 and 1996 was as follows (in millions):

                                          Second Quarter       First Half
                                         ---------------    ----------------
                                          1997      1996      1997      1996
                                         -----     -----    ------    ------
     Ford Credit                          $279      $376    $  555    $  715
     The Associates                        245       200       483       392
     USL Capital                             -        41         -        81
     Hertz                                  54        40        74        48
     One-Time Actions                      269       232       269       232
     Minority Interests, Eliminations,
      and Other                            (52)      (94)     (121)     (162)
                                          ----      ----    ------    ------
       Total Financial Services           $795      $795    $1,260    $1,306
                                          ====      ====    ======    ======


     Memo:  Ford's share of earnings in
     ----------------------------------
      The Associates                      $197      $177      $389      $369
      Hertz                                 45        40        65        48



SECOND QUARTER 1997 RESULTS OF OPERATIONS COMPARED WITH FIRST QUARTER 1997 -
FORD

Automotive Operations

Ford's worldwide Automotive operations earned $1,735 million in second quarter 1997 on sales of $32.8 billion, compared with $1,108 million in second quarter 1996 on sales of $31.8 billion. The increase in earnings was explained primarily by improved results in the U.S.

Earnings for Automotive operations in the U.S. were up $495 million in second quarter 1997 compared with a year ago. The increase reflected primarily continuing cost and quality improvements, and improving product mix. A partial offset was higher restructuring costs. U.S. Automotive after-tax return on sales was 5.5% in second quarter 1997, up 2 points from a year ago.

<PAGE 13>

The U.S. economy slowed somewhat in second quarter 1997, compared with a strong first quarter. Interest rates and inflation remained at relatively low levels. The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 14.8 million units in second quarter, down from 15.6 million units in second quarter 1996. The company expects car and truck industry sales in full-year 1997 to be slightly lower than 1996. Ford's combined U.S. car and truck share was 25.6%, up 8/10 of a point from a year ago, reflecting strong acceptance of new products, and up 4/10 of a point from full year 1996.

Lower earnings for Automotive operations in Europe reflected lower volume and higher marketing and restructuring costs, offset partially by lower operating costs. The European automotive industry continues to be extremely competitive as a result of excess industry capacity; this trend is expected to continue in second half 1997 and beyond.

The seasonally-adjusted annual selling rate for the European car and truck industry was 14.6 million units in second quarter 1997, up from 14.3 million units in second quarter 1996. Ford's combined European car and truck market share was 11.6% in second quarter 1997, down 4/10 of a point from a year ago, reflecting the highly competitive market, and down 2/10 of a point from full year 1996. The company expects car and truck industry sales in full-year 1997 to be about equal to 1996.

Automotive operations in South America earned a profit in second quarter 1997, compared with a loss a year ago. The improvement reflected primarily higher industry volumes and market share, lower material costs and favorable tax adjustments, offset partially by price reductions in response to the highly competitive market. For full year 1997, Ford still expects to incur a loss in South America.


Financial Services Operations

Earnings for Financial Services operations in second quarter 1997 were equal to a year ago. Excluding one-time actions shown above, earnings were down $37 million. The reduction reflects a decline in earnings at Ford Credit, and the absence of earnings from USL Capital, substantially all of the assets of which were sold last year.

For a discussion of Ford Credit's operations in second quarter 1997, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit Second Quarter 1997 Compared with Second Quarter
1996 Results of  Operations."

Record earnings at Associates First Capital Corporation ("The Associates") in second quarter 1997 reflected primarily higher levels of earning assets, lower operating costs, and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net receivables were 2.45% in second quarter 1997, compared with 1.95% in second quarter 1996. The Associates believes the higher levels of credit losses may continue.

Record earnings at The Hertz Corporation ("Hertz") reflected strong rental demand and price improvement in the domestic car rental market.

<PAGE 14>

FIRST HALF 1997 COMPARED WITH FIRST HALF 1996 - FORD

Ford earned $3,999 million, or $3.25 per share of Common and Class B Stock (fully diluted), in first half 1997, compared with $2,556 million, or $2.10 per share (fully diluted) in first half 1996. Results for first half 1997 and first half 1996 included several one-time actions (see above). The company's worldwide sales and revenues were $76.5 billion, up $2.3 billion from a year ago. Vehicle unit sales of cars and trucks were 3,560,000, up 112,000 units.

Automotive Operations

Ford's worldwide Automotive operations earned $2,739 million in first half 1997 on sales of $61.7 billion, compared with $1,250 million in first half 1996 on sales of $60.1 billion. The increase was explained primarily by improved earnings in the U.S.

Earnings on Automotive operations in the U.S. were up $1,283 million in first half 1997 compared with a year ago. The increase reflected primarily higher margins from on-going cost and quality improvements, vehicle mix improvements and higher volumes. A partial offset was higher restructuring costs. U.S. Automotive after-tax return on sales was 5.1% in first half 1997, up 3.1 points from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.3 million units in first half 1997, compared with 15.6 million units in first half 1996. Ford's combined U.S. car and truck market share was 25.3%, equal to a year ago, and up 1/10 of a point from full year 1996.

Earnings on Automotive operations in Europe in first half 1997 were down $7 million from a year ago, reflecting primarily lower volumes and one-time restructuring costs, offset largely by lower operating costs.

The seasonally-adjusted annual selling rate for the European car and truck industry was 14.4 million units in first half 1997, up from 14.2 million units in first half 1996. Ford's combined European car and truck market share was 11.5% in first half 1997, down 6/10 of a point from a year ago, reflecting the highly competitive market, and down 3/10 of a point from full year 1996.

Lower losses in first half 1997 incurred by Automotive operations in South America, compared to a year ago, reflected primarily higher volume and lower material costs, offset partially by price reductions in response to the highly competitive market.

Financial Services Operations

Earnings for Financial Services operations were down $46 million in first half 1997, compared with a year ago. Results in first half 1997 and first half 1996 included the one-time actions shown above; excluding these one-time actions, earnings were down $83 million.

For a discussion of Ford Credit's operations in first half 1997, see Item 2. "Managements Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Half 1997 Compared with First Half 1996 Results of Operations."


Higher earnings at The Associates and at Hertz in first half 1997, compared with first half 1996, reflected primarily the same factors as those described in the discussion of second quarter results of operations.

LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Operations

Automotive cash and marketable securities were $18.2 billion at June 30, 1997, up $2.8 billion from December 31, 1996. The amount of cash and marketable securities is expected to decline during third quarter 1997, reflecting normal seasonal patterns. The company paid $987 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first half 1997.

<PAGE 15>

Automotive capital expenditures were $3.5 billion in first half 1997, down $83 million from the same period a year ago. For full year 1997, Ford's capital spending is expected to be about the same as it was in 1996; however, as a percentage of sales, spending is expected to be lower.

Automotive debt at June 30, 1997 totaled $8.3 billion, which was 22% of total capitalization (stockholders' equity and Automotive debt), essentially unchanged from year-end 1996.

At July 1, 1997, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2002. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8.1 billion of such credit lines in varying portions to Ford Credit and Ford Credit Europe. In addition, at July 1, 1997, $510 million of contractually committed credit facilities were available to various Automotive affiliates outside the U.S. Approximately $60 million of these facilities were in use at July 1, 1997.

Financial Services Operations

Financial Services cash and investments in securities totaled $4.6 billion at June 30, 1997, down $1.4 billion from December 31, 1996.

Net receivables and lease investments were $168.3 billion at June 30, 1997, up $6.4 billion from December 31, 1996.

Total debt was $155.5 billion at June 30, 1997, up $5.3 billion from December 31, 1996.

Outstanding commercial paper at June 30, 1997 totaled $38.5 billion at Ford Credit, $19.3 billion at The Associates, and $2 billion at Hertz, with an average remaining maturity of 35 days, 23 days, and 24 days, respectively.

At July 1, 1997, Financial Services had a total of $42.5 billion of contractually committed support facilities (excluding the $8.1 billion available under Ford's global credit agreements). Of these facilities, $24 billion are contractually committed global credit agreements under which $19.3 billion and $4.7 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 61% and 77%, respectively, of such facilities are available through June 30, 2002. The entire $19.3 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.7 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At July 1, 1997, $73 million of the Ford Credit global facilities were in use and $627 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at July 1, 1997 consisted of $16.4 billion of contractually committed support facilities available to various affiliates in the U.S, and $2.1 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 1997, approximately $1.3 billion of these facilities were in use. Furthermore, banks provide $1.6 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.


ACCOUNTING CHANGES

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, was issued by the Financial Accounting Standards Board in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Ford will adopt SFAS 130 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

<PAGE 16>

Statement of Financial  Accounting  Standards No. 131 ("SFAS 131"),  Disclosures
about Segments of an Enterprise and Related Information, was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Ford will adopt SFAS 131 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

LEGAL PROCEEDINGS - FORD

Environmental Matters

In the fifth full paragraph on page 19 of the 10-K Report, Ford referred to two environmental matters involving governmental agencies and potential monetary sanctions exceeding $100,000. In July 1997, one of those matters was resolved. However, there since has arisen a new environmental investigation by a governmental agency which involves possible sanctions in excess of $100,000.

The Corporation for Clean Air, Inc. ("CCA", a California non-profit group) has filed a lawsuit in California against Ford and numerous other engine and vehicle manufacturers and owners of vehicle fleets, under California's Safe Drinking Water and Toxic Enforcement Act ("Proposition 65"). Under Proposition 65 any business that knowingly and intentionally exposes any person to certain carcinogens and reproductive toxins must provide that person with an advance clear and reasonable warning, unless the business can prove that the exposures are insignificant. CCA's complaint alleges that manufacturers and fleet owners of diesel powered vehicles are exposing California's citizens to diesel exhaust in violation of Proposition 65. Maximum penalties under Proposition 65 are $2,500 per vehicle per day of violation.

Other Matters

In the first paragraph on page 20 of the 10-K Report, Ford discussed the suit by an individual patent owner (Lemelson) alleging Ford's infringement of certain patents concerning machine vision inspection technologies. Ford reported that the district court judge had dismissed the case based on one of Ford's defenses. That defense was that the patents were unenforceable because Lemelson engaged in "undue delay" in taking 35 years and more to prosecute the patent applications. In April 1997, however, the judge reversed his decision and granted Lemelson's motion to dismiss the "undue delay" defense by Ford. At Ford's request, the judge certified the issue for appeal and stayed all further proceedings until the appeal is concluded. In June Ford filed a petition with the Court of Appeals for the Federal Circuit in Washington, D.C. requesting an appeal; Ford awaits a decision on its petition.

With respect to the paint-related class actions discussed in the second paragraph on page 20 of the 10-K Report, the plaintiffs voluntarily dismissed in May 1997 one of the nationwide cases (Jones) that had been consolidated in federal court in Louisiana. In addition, in July 1997 a statewide class action (Stallbaumer) that had been filed in Kansas, but was subsequently consolidated with the cases in Louisiana, was also voluntarily dismissed by the plaintiffs.

In the last paragraph on page 20 of the 10-K Report, Ford discussed various class actions relating to an allegedly defective ignition switch. In June 1997, State Farm Insurance Company moved to intervene as a named plaintiff in one of the purported nationwide class actions. State Farm argued that it acquired subrogation rights because of payments to members of the putative class arising out of vehicle fires allegedly caused by the purportedly defective ignition switch. Ford will oppose this motion.

<PAGE 17>

With respect to the airbag class actions reported on page 15 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, an additional class action was filed in state court in Alabama, bringing the total of such lawsuits to three. Plaintiffs in these lawsuits seek economic damages, claiming that the airbags in their vehicles are defective because they can injure children and small adults. The Alabama court has conditionally certified a nationwide class of owners of Ford, Chrysler, and General Motors 1993 to 1996 model passenger vehicles and 1993 to 1997 model light trucks, vans, and sport utility vehicles containing front passenger air bags.

In July 1997 two new purported nationwide class actions were filed in state courts (and subsequently removed to Federal courts) in Illinois and Washington against Ford and Citibank on behalf of all persons who are holders of Ford Citibank Visa credit cards. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys' fees.


ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index on page 18.

           (b)  Reports on Form 8-K during the quarter ended June 30, 1997:

                                                    FINANCIAL
DATE OF REPORT             ITEM                 STATEMENTS FILED
--------------     ---------------------        ----------------
April 18, 1997     Item 5 - Other Events        Consolidated Financial
                                                Statements and Management's
                                                Discussion and Analysis of
                                                Financial Condition and
                                                Results of Operations for
                                                the first quarter of 1997
                                                of Ford Motor Credit Company
                                                and News release dated April
                                                18, 1997 of Ford Motor
                                                Company and subsidiaries
                                                for the quarter ended
                                                March 31, 1997, with
                                                attachments.

June 9, 1997        Item 5 - Other Events       None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ J. B. Smith III
August 11, 1997                      --------------------------
                                     J. B. Smith III
                                     Vice President - Finance
                                     (Chief Financial Officer)

<PAGE 18>

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at June 30, 1997 and 1996, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended June 30, 1997. These financial statements are the responsibility of the company's management.

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

Detroit, Michigan
July 14, 1997

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

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              August 11, 1997,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule.    Filed with this
                                                          Report.