Form 10-Q
period 1997-09-30
FORD MOTOR CREDIT CO
filed 1997-11-06
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----
                                 FORM 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of October 31, 1997.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                   PAGE 1 OF 24
          EXHIBIT INDEX APPEARS AT PAGE 20.
<PAGE 2>
                FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                For the Periods Ended September 30, 1997 and 1996
                                  (in millions)

                                               Third Quarter             Nine Months
                                              1997        1996        1997         1996
                                           ---------   ----------  ----------  ----------
                                                 (Unaudited)             (Unaudited)
Financing Revenue
 Operating leases                         $   2,347.3  $  2,096.8  $  6,658.0 $   6,086.9
 Retail                                       1,341.3     1,293.9     3,868.6     3,690.9
 Wholesale                                      359.4       361.2     1,211.0     1,207.5
 Other                                          101.0       104.3       296.8       376.6
                                           ----------  ----------  ----------  ----------
   Total financing revenue                    4,149.0     3,856.2    12,034.4    11,361.9

Interest expense                             (1,639.6)   (1,540.1)   (4,876.0)   (4,669.0)
Depreciation on operating leases             (1,624.1)   (1,403.5)   (4,537.4)   (4,118.5)
                                            ----------  ----------  ----------  ----------
   Net financing margin                         885.3       912.6     2,621.0     2,574.4

Other Revenue
 Insurance premium earned                        75.1        74.7       215.2       157.6
 Investment and other income                    274.0       263.6       855.4       762.5
                                           ----------  ----------  ----------  ----------
    Total financing margin                    1,234.4     1,250.9     3,691.6     3,494.5
          and revenue
Expenses
 Operating expenses                             379.4       330.1     1,088.1     1,012.2
 Provision for credit losses                    370.1       300.4     1,022.2       700.8
 Other insurance expenses                        66.8        69.2       200.6       145.4

                                           ----------  ----------  ----------  ----------
    Total expenses                              816.3       699.7     2,310.9     1,858.4
                                           ----------  ----------  ----------  ----------
Equity in net income of affiliated
  companies                                       1.2          .9         0.7        50.7

Income before income taxes                      419.3       552.1     1,381.4     1,686.8

Provision for income taxes                      149.4       193.9       528.6       577.9
                                           ----------  ----------  ----------  ----------
Income before minority interest                 269.9       358.2       852.8     1,108.9

Minority interest in net income of
  subsidiaries                                   12.2        17.3        40.2        53.0
                                           ----------  ----------  ----------  ----------
Net income                                      257.7       340.9       812.6     1,055.9

Earnings retained for use in
  the business
 Beginning of period                          7,432.5     7,115.0     6,892.1     6,724.5
 Dividends                                          -      (250.0)      (14.5)     (574.5)
                                           ----------  ----------  ----------  ----------
 End of period                             $  7,690.2  $  7,205.9  $  7,690.2  $  7,205.9
                                           ==========  ==========  ==========  ==========


The accompanying notes are an integral part of the financial statements.

<PAGE 3>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                             September 30,  December 31,  September 30,
                                                  1997          1996          1996
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $   1,355.2   $   2,716.0   $   3,751.9
 Investments in securities                          829.3       1,324.8       1,305.4
 Finance receivables, net (Note 2)               78,746.6      80,848.0      78,244.8
 Net investment, operating leases                34,928.1      30,645.2      29,627.1
 Accounts and notes receivable from
  affiliated companies                              710.7       1,133.0         859.3
 Equity in net assets of affiliated
  companies                                          46.9          44.4          24.8
 Other assets                                     4,382.0       4,985.0       2,911.4
                                              -----------   -----------   -----------
      Total assets                            $ 120,998.8   $ 121,696.4   $ 116,724.7
                                              ===========   ===========   ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   2,697.7   $   3,362.6   $   2,246.1
    Affiliated companies                          1,040.2       2,315.2       2,030.2
                                              -----------   -----------   -----------
      Total accounts payable                      3,737.9       5,677.8       4,276.3

 Debt (Note 3)                                   99,991.4      98,024.3      94,831.6
 Deferred income taxes                            3,997.9       4,260.4       3,994.0
 Other liabilities and deferred income            2,811.7       2,929.9       3,005.3
                                              -----------   -----------   -----------

      Total liabilities                         110,538.9     110,892.4     106,107.2

Minority interest in net assets of
  subsidiaries                                      352.9       1,313.8       1,247.3

Preferred stockholder's equity in a                 286.5         286.5         284.5
  susidiary company

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by
  stockholder)                                    3,719.5       3,747.6       3,764.6
 Note receivable from affiliated
  company                                        (1,517.0)     (1,517.0)     (1,917.0)
 Unrealized gain on investments in
  securities available for sale, net of taxes        70.0          56.9          48.3
 Foreign-currency translation adjustments          (167.2)         (0.9)        (41.1)
 Earnings retained for use in the business        7,690.2       6,892.1       7,205.9
                                              -----------   -----------   -----------

      Total stockholder's equity                  9,820.5       9,203.7       9,085.7
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $ 120,998.8   $ 121,696.4   $ 116,724.7
                                              ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                    -3-
 <PAGE 4>

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                For the Periods Ended September 30, 1997 and 1996
                                  (in millions)

                                                                  Nine Months
                                                             1997           1996
                                                           ----------    ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $    812.6    $  1,055.9
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                 1,022.2         700.8
  Depreciation and amortization                               4,963.1       4,358.5
  Gain on sales of finance receivables                          (18.4)        (22.9)
  Equity in net income of affiliates                             (0.7)        (50.7)
  Deferred income taxes                                        (299.2)        852.7
  Changes in the following items
   Other assets                                              (1,114.5)      1,784.7
   Other liabilities                                           (716.7)        580.9
  Other                                                         (36.0)       (162.0)
                                                           ----------    ----------
   Net cash provided by operating activities                  4,612.4       9,097.9
                                                           ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables (other than wholesale)     (28,657.8)    (30,126.5)
 Collection of finance/intracompany receivables
   (other than wholesale)                                    23,642.9      22,298.3
 Purchase of operating lease vehicles                       (17,391.5)    (16,609.6)
 Liquidation of operating lease vehicles                      8,792.6       8,506.3
 Net change in wholesale receivables                          1,588.5       2,620.6
 Proceeds from sale of receivables                            1,541.1       1,010.2
 Purchase of investment securities                           (2,136.0)     (4,106.8)
 Proceeds from sales of investment securities                 2,632.1       6,522.8
 Other                                                          (54.8)         (2.7)
                                                           ----------    ----------
   Net cash used in investing activities                    (10,042.9)     (9,887.4)
                                                           ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                     9,546.5      11,634.7
 Principal payments on long-term debt                        (6,218.8)     (6,240.6)
 Change in short-term debt, net                                 728.1      (2,324.3)
 Cash dividends paid                                            (14.5)       (250.5)
 Other                                                           63.4         256.3
                                                           ----------    ----------
   Net cash provided by financing activities                  4,104.7       3,075.6
                                                           ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                    (35.0)        (12.3)
                                                           ----------    ----------
   Net change in cash and cash equivalents                   (1,360.8)      2,273.8

Cash and cash equivalents, beginning of period                2,716.0       1,478.1
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $  1,355.2    $  3,751.9
                                                           ==========    ==========
Supplementary cash flow information
 Interest paid                                             $  4,644.5    $  4,527.1
 Taxes paid/(received)                                          475.4        (187.4)


The accompanying notes are an integral part of the financial statements.

                                       -4-

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


Note 2. Finance Receivables, Net (in millions)

                                               September 30, December 31, September 30,
                                                    1997         1996         1996
                                                -----------  -----------  -----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  55,423.4  $  53,099.1  $  53,459.5
Wholesale                                          18,930.8     22,706.3     19,043.4
Other                                               5,543.0      5,942.7      6,689.7
                                                -----------  -----------  -----------

   Total finance receivables net of
      unearned income                              79,897.2     81,748.1     79,192.6

Less allowance for credit losses                   (1,150.6)      (900.1)      (947.8)
                                                -----------  -----------  -----------

   Finance receivables, net                     $  78,746.6  $  80,848.0  $  78,244.8
                                                ===========  ===========  ===========

<PAGE 6>

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    Notes To Financial Statements (continued)


Note 3. Debt (in millions)

                                                   September 30, December 31,September 30,
                                                         1997        1996         1996
                                                     -----------  ----------- -----------
                                                     (Unaudited)              (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $ 35,232.7   $  38,228.3 $  37,008.0
 Other short-term debt*                                 7,484.1       4,788.7     2,234.0
                                                     -----------  ----------- -----------
   Total short-term debt                               42,716.8      43,017.0    39,242.0

 Long-term indebtedness payable
  within one year**                                    11,291.1       9,178.0     6,981.6
                                                     -----------  ----------- -----------
   Total payable within
     one year                                          54,007.9      52,195.0    46,223.6
                                                     -----------  ----------- -----------
                          September 30, 1997
                       ----------------------------
                       Weighted Average
                       Interest Rates*** Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
Secured indebtedness            16.82%         2000         16.1          9.9          -
Unsecured senior indebtedness
 Notes****                       6.60%    1998-2048     44,812.5     44,273.6    47,345.3
 Debentures                      4.53%    2001-2006      1,048.9      1,228.3     1,268.1
 Unamortized
  (discount)/premimum                                        1.8         (7.5)       (5.4)
                                                     -----------  ----------- -----------
Total secured and unsecured
 senior indebtedness                                    45,879.3     45,504.3    48,608.0

Unsecured long-term              8.29%         2005        104.2        325.0          -
  subordinated notes
                                                     -----------  ----------- -----------
   Total payable after one year                         45,983.5     45,829.3    48,608.0
                                                     -----------  ----------- -----------
   Total debt                                        $  99,991.4  $  98,024.3 $  94,831.6
                                                     ===========  =========== ===========



  * Includes $4,205.8 million, $2,477.7 million, and $82.1 million with affiliated companies at September 30, 1997, December 31, 1996, and September 30, 1996, respectively.
 ** Includes $1,918.0 million, $653 million, and $493.0 million with affiliated companies at September 30,1997, December 31, 1996, and September 30, 1996, respectively.
*** Rates were variable on about 19.5% of the debt payable after one year including the effects of interest rate swap agreements.
**** Includes $1,945.8 million, $3,584.4 million, and $4,219.4 million with affiliated companies at September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

                                       -6-

<PAGE 7>
                 FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996 RESULTS OF OPERATIONS

Ford Credit's consolidated net income in the third quarter of 1997 was $258 million, down $83 million or 24% from 1996. Ford Credit's 1997 financial results include a majority ownership (78%) of Ford Credit Europe and results for 1996 have been restated to reflect this ownership change. Compared with results from a year ago, the decrease primarily reflects lower net margins, higher credit losses and loss reserve requirements, and higher operating costs. Higher levels of earning assets were a partial offset.

The deterioration in net financing margins reflects higher depreciation on operating leases and higher borrowing costs (6.49% net borrowing rate in 1997 compared with 6.41% in 1996). Higher depreciation resulted from higher residual losses on off-lease vehicles and higher residual reserves. Higher depreciation costs are expected to continue to depress Ford Credit's earnings for the remainder of 1997.

Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.85% in 1997 compared with 0.82% in 1996 reflecting higher losses per repossession partially offset by a decrease in repossession rates. The increase in loss per repossession reflects a weaker used vehicle market resulting in Ford Credit realizing lower prices for repossessed units sold at auction.

Total net finance receivables and net investment in operating leases at September 30, 1997 were $113.7 billion, up $5.8 billion or 5% from a year earlier.

During the third quarter of 1997, Ford Credit financed 39% of all new cars and trucks sold by Ford Motor Company dealers in the U.S., compared with 40% in the same period of 1996. In Europe, Ford Credit financed 31% of all new vehicles sold by Ford Motor Company in the third quarter of 1997 compared with 27% in the third quarter of 1996. Ford Credit provided retail customers with financing for 652,000 new and used vehicles in the United States and 192,000 in Europe. In the third quarter of 1997, Ford Credit provided wholesale financing for 79% of Ford Motor Company U.S. factory sales and 94% of Ford Motor Company Europe factory sales compared with 79% for the U.S. and 90% for Europe in third quarter 1996.

FIRST NINE MONTHS 1997 COMPARED WITH 1996

For the first nine months of 1997, Ford Credit's consolidated net income was $813 million, down $243 million or 23% from the first nine months of 1996. Compared with results from a year ago, the decrease primarily reflects higher credit losses and loss reserve requirements, lower net margins, and higher taxes. Higher levels of earning assets were a partial offset.

Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.83% in the first nine months of 1997 compared with 0.69% in the same period of 1996 reflecting an increase in repossession rates and higher losses per repossession. The increased repossession ratio reflects an increased mix of used vehicle financing and expanded purchase policies to generate financing volume. The increase in loss per repossession reflects a weaker used vehicle market resulting in Ford Credit realizing lower prices for repossessed units sold at auction.

The deterioration in net financing margins reflects higher depreciation on operating leases which resulted from higher residual losses on off-lease vehicles and higher residual reserves. Improved yields and lower borrowing costs (6.58% net borrowing rate in 1997 compared with 6.63% in 1996) were a partial offset.


During the first nine months of 1997, Ford Credit provided retail financing for 38% of all new cars and trucks sold by Ford Motor Company dealers in the United

<PAGE 8>

States, equal to the same period a year ago. In Europe, Ford Credit financed 28% of all new vehicles sold by Ford Motor Company in the first nine months of 1997, also equal to last year. Ford Credit provided retail financing for 1,961,000 new and used vehicles in the United States and 550,000 in Europe. In the first nine months of 1997, Ford Credit provided wholesale financing for 79% of Ford Motor Company U.S. factory sales, equal to last year, and 95% of Ford Motor Company Europe factory sales compared with 91% for the first nine months of 1996.

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

Ford Credit's outstanding debt at September 30, 1997 and at the end of each of the last three years was as follows:

                                                                   December 31
                                            Sept. 30,    --------------------------------
                                              1997          1996       1995         1994
                                            --------      -------    --------      ------


 Commercial paper & STBAs(a)                $  36,392     $38,774     $40,419     $38,128
 Other short-term debt (b)                      6,325       4,243       1,781       1,357

 Long-term debt (including
   current portion)(c)                         57,274      55,007      49,980      41,503
                                            ---------    --------    --------    --------

    Total debt                              $  99,991     $98,024     $92,180     $80,988
                                            =========    ========    ========    ========


 United States                              $  78,270     $76,635     $73,178     $65,715
 Europe                                        13,184      14,028      13,013      10,548
 Other international                            8,537       7,361       5,989       4,725
                                            ---------    --------    --------    --------
    Total debt                              $  99,991     $98,024     $92,180     $80,988
                                            =========    ========    ========    ========
Memo:
Total support facilities
 (billions) as of September 30, 1997
 and December 31, 1996-1994,
 respectively:
    Ford Credit                             $    26.6     $  27.2     $  27.4     $ 22.3
    Ford Credit Europe                            5.2         5.7         4.7        6.6


- - - - -
(a) Short-term borrowing agreements with bank trust departments.
(b) Includes $4,206 million, $2,478 million, $176 million, and $25 million with affiliated companies at September 30, 1997, December 31, 1996, December 31, 1995, and December 31, 1994, respectively.
(c) Includes $3,864 million, and $4,237 million, $1,174 million, and $75 million with affiliated companies at September 30, 1997 and December 31, 1996, December 31, 1995, and December 31, 1994 respectively.

<PAGE 9>

Support facilities represent additional sources of funds, if required. At September 30, 1997, Ford Credit had approximately $19.2 billion of contractually committed facilities. In addition, $7.4 billion of Ford Motor lines of credit may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit. Banks also provide $1.6 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at September 30, 1997, there were approximately $4.6 billion of contractually committed facilities available for Ford Credit Europe's use. In addition, $615 million of Ford lines of credit may be used by Ford Credit Europe at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit Europe's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit Europe.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None to report.

Item 2.  Changes in securities

         Not required.

Item 3.  Defaults upon Senior Securities

         Not required.

Item 4.  Submission of Matters to a Vote of Secuirty Holders

         Not required.

Item 5.  Other Information

<PAGE 10>

                            INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended September 30, 1997 and 1996 (in millions except amounts per share):


                                              Third Quarter                  Nine Months
                                              -------------               -----------------
                                             1997       1996              1997         1996
                                             ----       ----              ----         ----

Sales and revenues                         $36,096     $33,960           $112,563     $108,158

Total costs and expenses                    34,353      32,698            104,696      103,215
Operating income                             1,743       1,262              7,867        4,943
Automotive net interest income                  61          33                210           52
Automotive equity in net/(loss)income
 of affiliated companies                         0         (68)               (65)         (43)
Income before income taxes                   1,804       1,227              8,012        4,952
Provision for income taxes                     595         474              2,675        1,581
Minority interests in net income
 of subsidiaries                                84          67                213          129

Net income                                   1,125         686              5,124        3,242

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                           $  0.93     $  0.57           $   4.26     $   2.71

Income per share
 assuming full dilution                    $  0.90     $  0.56           $   4.15     $   2.66

Cash Dividends per share of Common
 and Class B Stock                         $  0.420    $  0.385          $   1.225    $   1.085


<Page 11>

THIRD QUARTER 1997 RESULTS OF OPERATIONS - FORD

Overview
--------

Ford's worldwide net income was a record $1,125 million in third quarter
1997, or $0.90 per share of Common and Class B Stock (fully diluted), compared with $686 million, or $0.56 per share (fully diluted) in third quarter 1996. Ford's worldwide sales and revenues were $36.1 billion, up $2.1 billion from a year ago. Vehicle unit sales of cars and trucks were 1,596,000, up 144,000 units. Stockholders' equity was $29.7 billion at September 30, 1997, up $2.9 billion compared with December 31, 1996.

RESULTS OF OPERATIONS

Ford's net income for worldwide Automotive operations in third quarter
1997 and 1996 and first nine months 1997 and 1996 was as follows (in millions):

                                              Third Quarter          Nine Months
                                            ----------------      ----------------
                                             1997      1996        1997       1996
                                            ------    ------      ------    ------
         U.S. Automotive                    $ 485     $ 634       $2,513    $1,379

         Automotive Outside U.S.
         - Europe                            (147)     (472)         115      (203)
         - South America                      133      (226)         111      (355)
         - Other                              163        79          634       444
                                            -----     -----       ------    ------
          Total Automotive Outside U.S.       149      (619)         860      (114)
                                            -----     -----       ------    ------
           Total Automotive                 $ 634     $  15       $3,373    $1,265
                                            =====     =====       ======    ======

Ford's net income for worldwide Financial Services operations in third quarter 1997 and 1996 and first nine months 1997 and 1996 was as follows (in millions):

                                                Third Quarter           Nine Months
                                              -----------------    -------------------
                                                1997      1996      1997         1996
                                              -------    ------    ------       ------
         Ford Credit                           $ 258     $ 341     $  813       $1,056
         The Associates                          271       230        754          623
         USL Capital                               -       117          -          198
         Hertz                                    93        74        167          123
         One-Time Actions
         - Gain on sale of Common Stock
           of The Associates and Hertz             -         -        269          650
         - Budget Rent a Car write-down
           and sale of USL Capital                 -        76          -         (342)
         Minority Interests, Eliminations,
          and Other                             (131)     (167)      (252)        (331)
                                               -----     -----     ------       ------
           Total Financial Services            $ 491     $ 671     $1,751       $1,977
                                               =====     =====     ======       ======

         Memo:  Ford's share of earnings in
         ----------------------------------
          The Associates                        $219      $186     $  608       $  555
          Hertz                                   75        74        140          123

                                             -11-
<Page 12>
THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996 - FORD

Automotive Operations

Ford's worldwide Automotive operations earned $634 million in third quarter 1997 on sales of $28.2 billion, compared with $15 million in third quarter 1996 on sales of $26.5 billion. Overall, the increase was more than explained by improved results in South America and Europe.

Earnings for Automotive operations in the U.S. were down $149 million in third quarter 1997 compared with a year ago. The decrease reflected primarily a lower 1996 effective tax rate and higher marketing costs, offset partially by improved volumes and vehicle mix. The U.S. Automotive after-tax return on sales was 2.6% in third quarter 1997, down 1.1 points from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.8 million units in third quarter 1997, up from 15.4 million units in third quarter 1996. The company expects car and truck industry sales for full-year 1997 to be about equal to 1996. Ford's combined U.S. car and truck share was 24.6% in third quarter 1997, up 1/10 of a point from a year ago.

Lower losses for Automotive operations in Europe reflected primarily lower operating costs (at constant volume and mix). The European automotive industry continues to be extremely competitive as a result of excess industry capacity; this trend is expected to continue in fourth quarter 1997 and beyond.

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.7 million units in third quarter 1997, up from 14.6 million units in third quarter 1996. The company expects car and truck industry sales for full-year 1997 to be slightly above 1996. Ford's combined European car and truck market share was 11.4% in third quarter 1997, down 6/10 of a point from a year ago. The lower European market share resulted primarily from aggressive marketing efforts by competitors in Germany.

Automotive operations in South America earned a profit in third quarter 1997, compared with a loss a year ago. The improvement reflected primarily lower costs (at constant volume and mix), higher volumes, and a favorable tax rate.

Financial Services Operations

Financial Services operations earned $491 million in third quarter 1997, down $180 million compared with a year ago. Excluding a $76-million gain on sale of USL Capital assets in third quarter 1996, earnings were down $104 million. The net reduction reflects a decline in earnings at Ford Credit and the absence of earnings from USL Capital.

For a discussion of Ford Credit's operations in third quarter 1997, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Third Quarter 1997 Compared with Third Quarter
1996 Results of Operations."

Earnings at the Associates First Capital Corporation ("The Associates") in third quarter 1997 were an all-time record for any quarter. Compared with third quarter 1996, the improved earnings reflected primarily higher levels of earning assets and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net finance receivables were 2.45% in third quarter 1997, compared with 2.14% in third quarter 1996, reflecting primarily losses in unsecured portfolios. Unsecured losses have been driven by increases in consumer bankruptcy filings.
The Associates believes the higher levels of credit losses may continue.

<Page 13>

Earnings at The Hertz Corporation ("Hertz") in third quarter 1997 also were an all-time record for any quarter. Compared with third quarter 1996, improved earnings reflected continued strong performance in the U.S. car rental market both in terms of increased transaction volume and more favorable pricing.

FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS 1996 - FORD

Ford earned a record $5,124 million, or $4.15 per share of Common and Class B Stock (fully diluted), in first nine months 1997, compared with $3,242 million, or $2.66 per share (fully diluted), in first nine months 1996. One-time actions at Financial Services operations in first nine months 1997 and 1996 are included in the table above. Results for Automotive operations for first nine months 1997 included a $169 million charge for manufacturing restructuring actions. Automotive results for first nine months 1996 included a $100 million charge for employee separation programs.

Ford's worldwide sales and revenues in first nine months 1997 were $112.6 billion, up $4.4 billion from a year ago. Vehicle unit sales of cars and trucks were 5,152,000, up 252,000 units.

Automotive Operations

Ford's worldwide Automotive operations earned $3,373 million in first nine months 1997 on sales of $89.9 billion, compared with $1,265 million in first nine months 1996 on sales of $86.5 billion. The increase was explained primarily by improved earnings in all major regions.

Earnings on Automotive operations in the U.S. were up $1,134 million in first nine months 1997 compared with a year ago. The increase reflected primarily higher margins from on-going cost and quality improvements, and vehicle mix improvements. The U.S. Automotive after-tax return on sales was 4.3% in first nine months 1997, up 1.8 points from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.5 million units in first nine months 1997, compared with 15.6 million units in first nine months 1996. Ford's combined U.S. car and truck market share was 25.1%, up 1/10 of a point compared with a year ago, and down 1/10 of a point from full year 1996.

Earnings on Automotive operations in Europe in first nine months 1997 were up $318 million from a year ago, reflecting primarily lower operating costs (at constant volume and mix), offset partially by lower volumes.

The seasonally-adjusted annual selling rate for the European car and truck industry was 14.8 million units in first nine months 1997, up from 14.3 million units in first nine months 1996. Ford's combined European car and truck market share was 11.5% in first nine months 1997, down half of a point from a year ago, and down 3/10 of a point from full year 1996.

Automotive operations in South America earned a profit in first nine months 1997, compared with a loss a year ago. The improvement reflected primarily improved volume and mix, lower material costs (at constant volume and mix), and a favorable tax rate.

Financial Services Operations

Earnings for Financial Services operations were $1,751 million in first nine months 1997, down $226 million compared with a year ago. Results in first nine months 1997 and first nine months 1996 included the one-time actions shown in the table above; excluding these items, earnings were down $187 million.

For a discussion of Ford Credit's operations in the first nine months of 1997, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - First Nine Months 1997 Compared with First
Nine Months 1996 Results of Operations."

<Page 14>

Higher earnings at The Associates and at Hertz in first nine months 1997, compared with first nine months 1996, reflected primarily the same factors as those described in the discussion of third quarter results of operations.


LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Operations

Automotive cash and marketable securities were $19.3 billion at September 30, 1997, up $3.9 billion from December 31, 1996. The company paid $1,503 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first nine months 1997.

Automotive capital expenditures were $5.8 billion in first nine months 1997, down $43 million from the same period a year ago. For full year 1997, Ford's capital spending is expected to be about the same as it was in 1996; however, as a percentage of sales, spending is expected to be lower.

Automotive debt at September 30, 1997 totaled $8.2 billion, which was 22% of total capitalization (stockholders' equity and Automotive debt), compared with 23% of total capitalization at year-end 1996.

At September 30, 1997, Ford had long-term contractually committed global credit agreements under which $8.3 billion is available from various banks at least through June 30, 2002. The entire $8.3 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8 billion of such credit lines in varying portions to Ford Credit and Ford Credit Europe. In addition, at September 30, 1997, $465 million of contractually committed credit facilities were available to various Automotive affiliates outside the U.S. Approximately $71 million of these facilities were in use at September 30, 1997.

Financial Services Operations

Financial Services cash and investments in securities totaled $4.3 billion at September 30, 1997, down $1.7 billion from December 31, 1996.

Net receivables and lease investments were $169.9 billion at September 30, 1997, up $8 billion from December 31, 1996.

Total debt was $155.4 billion at September 30, 1997, up $5.2 billion from December 31, 1996.

Outstanding commercial paper at September 30, 1997 totaled $35.2 billion at Ford Credit, $19.5 billion at The Associates, and $1.4 billion at Hertz, with an average remaining maturity of 31 days, 24 days, and 27 days, respectively.

At September 30, 1997, Financial Services had a total of $42 billion of contractually committed support facilities (excluding the $8 billion available under Ford's global credit agreements). Of these facilities, $23.8 billion are contractually committed global credit agreements under which $19.2 billion and $4.6 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 61% and 77%, respectively, of such facilities are available through June 30, 2002. The entire $19.2 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.6 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At September 30, 1997, $100 million of the Ford Credit global facilities were in use and $363 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at September 30, 1997 consisted of $16.1 billion of contractually committed support

<Page 15>
facilities available to various affiliates in the U.S, and $2.1 billion of contractually committed support facilities available to various affiliates outside the U.S.; at September 30, 1997, approximately $1.3 billion of these facilities were in use. Furthermore, banks provide $1.6 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

DEBT RATING REVISION

On October 8, 1997, Standard & Poor's Rating Group ("S&P") announced that it had lowered certain debt ratings of Ford and certain of its subsidiaries as a result of Ford's announced plan to spin off The Associates (discussed below). Among others, Ford's, Ford Credit's and Ford Credit Europe's senior long-term debt ratings were lowered from A+ to A, and Hertz' senior long-term debt and commercial paper ratings were lowered from A- and A-1 to BBB+ and A-2, respectively. The debt ratings of The Associates and its subsidiaries were affirmed by S&P.

Also on October 8, 1997, Moody's Investor Service confirmed all of the debt ratings of Ford and its subsidiaries, including the senior long-term debt ratings of A1 for Ford, Ford Credit, and Ford Credit Europe and A3 for Hertz, and the commercial paper rating of Prime-1 for Ford Credit, Ford Credit Europe and Hertz.

DISTRIBUTION OF INTEREST IN ASSOCIATES FIRST CAPITAL CORPORATION

On October 8, 1997, Ford announced its plan to "spin off" or distribute its 80.7% interest in The Associates to Ford Common and Class B stockholders. The spin-off is subject to the receipt of a ruling from the U.S. Internal Revenue Service that the transaction will be tax-free to Ford and its stockholders. The ruling process is expected to take several months. Upon receipt of a favorable ruling, Ford plans to distribute its 279.5 million shares of The Associates to Ford stockholders in proportion to their ownership of Common and Class B stock.

In 1996 and in first nine months 1997, The Associates contributed 16.8% and 11.9%, respectively, to Ford's consolidated earnings. Generally, the earnings of The Associates have been retained by The Associates to fund its growth.

ACCOUNTING CHANGES

Brazil has been considered a highly inflationary economy since the implementation of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The instability of the local currency in a hyperinflationary economy precludes its use as the functional currency for the measurement of business operations. Ford has used the U.S. dollar as the functional currency for its Brazilian operations during this hyperinflationary period.

Beginning January 1, 1998, Brazil will no longer be considered a highly inflationary economy. The U.S. dollar will continue to be the designated functional currency for Ford's Brazilian operations in 1998 based on the primary economic environment in which the operations are conducted. Therefore, the change to a non-highly inflationary designation will have no effect on Ford's consolidated financial statements in 1998.

The designated functional currency for Ford Brazil will be reviewed periodically.

<Page 16>
LEGAL PROCEEDINGS - FORD

Environmental Matters

Bridgend Plant. Britain's Environment Agency recently began prosecuting Ford's British subsidiary, Ford Motor Company Limited ("Ford Britain"), for an alleged discharge into the River Ewenny in September 1995 of pollutive matter from Ford Britain's plant in Bridgend. Fines in excess of the equivalent of $100,000 could be imposed and Ford Britain may be required to pay for the cost of restocking the river with fish.

Other Matters

Lemelson Patent Case. (Previously discussed in the first paragraph on page 20 of the 10-K Report and the fourth paragraph on page 16 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "Second Quarter 10-Q Report").) In August 1997, the Court of Appeals for the Federal Circuit in Washington, D.C. denied Ford's request to hear an appeal at this time of the District Court's decision to dismiss Ford's defense that Lemelson engaged in undue delay in prosecuting the patent applications. Lemelson has requested that the case be scheduled for an immediate trial, but Ford has moved to have the case sent back to the magistrate judge for consideration of Ford's eleven pending motions for summary judgment. A hearing to resolve these issues is expected to be scheduled soon. In October 1997, Mr. Lemelson died; Ford anticipates that the partnership which owns Mr. Lemelson's patents will be substituted as a party to the lawsuit.

Paint Class Actions. (Previously discussed in the second paragraph on page 20 of the 10-K Report and the fifth paragraph on page 16 of the Second Quarter 10-Q Report.) The federal court in Louisiana granted in part and denied in part Ford's most recent motion to dismiss one of the purported nationwide class actions (Landry) relating to alleged defects in paint processes. The court permitted certain plaintiffs to amend their complaint, and Ford will be filing another motion to dismiss some of the claims in the amended complaint. Plaintiffs in that case also have moved for class certification; Ford will oppose that motion.

Bronco II Class Actions. (Previously discussed in the third paragraph on page
20 of the 10-K Report.) Two of the purported Bronco II class actions consolidated before the Louisiana federal court have been dismissed. The first (Kloster) was voluntarily dismissed by the plaintiffs in August 1997; the second (Washington) was dismissed by the court in September 1997. Ford has motions for summary judgment pending in the five remaining federal cases. With respect to the case pending in Alabama state court (Rice), the court recently denied Ford's motion to vacate the conditional class certification order and certified a class of Alabama-only owners of Bronco II vehicles. Ford will seek Alabama Supreme Court review of this ruling. The Alabama court also denied Ford's motion for summary judgment. Because the court believed such motion involved a controlling question of law on which there was substantial grounds for difference of opinion, it asked the Alabama Supreme Court to review the ruling. Class action proceedings at the trial level were stayed pending this review. The other purported class action remains pending in Texas state court. Also continuing is the purported class action in West Virginia relating to alleged concealment of Bronco II documents (previously discussed in the fifth paragraph on page 14 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 10-Q Report")).

Ignition Switch Class Actions. (Previously discussed in the last paragraph on page 20 of the 10-K Report and the last paragraph on page 16 of the Second Quarter 10-Q Report.) In August 1997, the federal court in New Jersey denied the plaintiffs' motion for class certification in all fourteen cases relating to allegedly defective ignition switches. The court held that whether an ignition switch is defective depends on facts particular to each vehicle and other claimant-specific issues. The court also held that the National Highway Traffic

<Page 17>
Safety Administration ("NHTSA") is the appropriate forum for addressing whether a defect exists. Also, in September 1997, the court dismissed all of plaintiffs' non-incident claims except the breach of contract, voiding of sale, and strict liability claims of the Louisiana plaintiffs. Plaintiffs have filed a motion to remand the cases to the courts from which they originated. Plaintiffs also have moved to overturn the court's denial of class certification on the basis that the court lacked subject matter jurisdiction once the federal law claims were dismissed. Ford will move for summary judgment in each of the individual actions. The court's denial of class certification in these actions moots the petition of State Farm Insurance Company to intervene and assert subrogation rights relating to payments made to members of one of the purported classes.

TFI Module Class Actions. (Previously discussed in the second full paragraph on page 21 of the 10-K Report.) The California court certified a class of plaintiffs consisting of California residents who are owners (original or current) or lessees of 1983 through 1995 model year vehicles equipped with distributor-mounted thick film ignition (TFI) modules. The court's ruling is conditional, and evidence developed during discovery may later indicate that class certification is inappropriate. Ford will appeal the decision and, if necessary, move the court to decertify the class before the trial date has been set. In related developments, Ford has urged NHTSA to review allegations by plaintiffs and NHTSA's former chief investigator that Ford improperly withheld information and documents during prior NHTSA investigations into this matter. In September 1997, NHTSA issued a Special Order requiring Ford to respond to those allegations under oath, and Ford has done so.

Airbag Class Actions. (Previously discussed on page 15 of the First Quarter 10-Q Report and the first paragraph on page 17 of the Second Quarter 10-Q Report.) The purported airbag class actions in Louisiana and Texas were removed to federal court and consolidated for pretrial proceedings in the Eastern District of Louisiana pursuant to the multidistrict litigation rules. The other class action remains pending in Alabama state court. In a related development, NHTSA is expected to issue a rule that will increase the availability of airbag deactivation. Ford understands that the rule is being reviewed by the federal Office of Management and Budget. An important unresolved issue is whether vehicle owners can self-certify that they meet certain criteria to have "on-off" switches installed in their vehicles. Presently, each vehicle owner must ask NHTSA for an exemption to have such switches installed.

Ford Citibank Visa Class Actions. (Previously discussed in the second paragraph on page 17 of the Second Quarter 10-Q Report.) Three additional purported nationwide class actions were filed in state courts in Alabama, New York and Oregon on behalf of cardholders challenging the termination of the Ford Citibank Visa credit card rebate program. These cases, along with the previously pending cases in Illinois and Washington, were removed to federal courts. Ford has requested the Judicial
Panel on Multidistrict Litigation to consolidate and transfer the cases to a single federal court in Washington for pretrial proceedings. In the Alabama action, the court has conditionally certified a class consisting of Alabama residents.

Flat Glass Class Actions. Since July 1997, eight purported nationwide class actions have been brought on behalf of purchasers of flat glass alleging that Ford and other manufacturers fixed prices and allocated markets in violation of federal antitrust laws. The cases are pending in federal courts in California, Illinois, Minnesota and Pennsylvania. The other defendants include Pilkington plc; Libbey-Owens-Ford Co., Inc.; AFG Industries; PPG Industries, Inc.; Asahi Glass Co., Ltd.; and Guardian Industries Corp. There are sixteen similar cases pending in various courts in which Ford is not named as a defendant. Motions are pending to consolidate all of the federal cases in a single federal court for pretrial proceedings under the multidistrict litigation rules. Plaintiffs in the actions involving Ford are seeking economic and treble damages.


ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index on page 20.

           (b)  Reports on Form 8-K during the quarter ended September 30, 1997:

<Page 18>
                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
--------------        ---------------------   ----------------

July 16, 1997         Item 5 - Other Events     News release dated July
                                                16, 1997 of Ford Motor
                                                Credit Company with
                                                attachments and News
                                                release dated July 16,
                                                1997 of Ford Motor
                                                Company with attachments.

September 8, 1997     Item 5 - Other Events      None



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)

November 6, 1997

                                     /s/ J. B. Smith III
                                     --------------------------
                                      J. B. Smith III
                                      Vice President - Finance
                                      (Chief Financial Officer)

<Page 19>

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at September 30, 1997 and 1996, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended September 30, 1997. These financial statements are the responsibility of the company's management.

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

/s/ Coopers & Lybrand
COOPERS & LYBRAND L.L.P.

Detroit, Michigan
October 13, 1997

<PAGE 20>
                  FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

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

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              November 6, 1997,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule     Filed with this
                                                          Report.