Form 10-Q/A
period 1997-09-30
FORD MOTOR CREDIT CO
filed 1997-11-12
CIK 38009

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


During the third quarter of 1997, Ford Credit financed 39% of all new cars and trucks sold by Ford Motor Company dealers in the U.S., compared with 35% in the same period of 1996. In Europe, Ford Credit financed 31% of all new vehicles sold by Ford Motor Company in the third quarter of 1997 compared with 32% in the third quarter of 1996. Ford Credit provided retail customers with financing for 652,000 new and used vehicles in the United States and 192,000 in Europe. In the third quarter of 1997, Ford Credit provided wholesale financing for 79% of Ford Motor Company U.S. factory sales and 94% of Ford Motor Company Europe factory sales compared with 79% for the U.S. and 91% for Europe in third quarter 1996.

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