Form 10-K
period 1997-12-31
FORD MOTOR CREDIT CO
filed 1998-03-19
CIK 38009

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                     TO
                                -------------------  -------------------

COMMISSION FILE NUMBER 1-6368

                           FORD MOTOR CREDIT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                          38-1612444
(State of incorporation)                    (I.R.S. employer identification no.)

THE AMERICAN ROAD, DEARBORN, MICHIGAN                        48121
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

Yes   X         No
    ----           ----

     As of February 28, 1998, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

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

     In both 1997 and 1996, United States operations, conducted in all 50 states, the District of Columbia and Puerto Rico, accounted for 79% of Ford Credit's total revenue. European operations, conducted by Ford Credit Europe plc ("Ford Credit Europe"), accounted for 12% and 13%, respectively, of Ford Credit's total revenue in these periods. The balance was in Canada, Australia, Japan, Mexico, New Zealand, Indonesia, Thailand, Taiwan, India and Argentina. In addition, Ford Credit manages the vehicle financing operations of Ford in other foreign countries which are conducted through other subsidiaries of Ford.

     Outside the United States, Ford Credit Europe is Ford Credit's largest operation. Ford Credit Europe, which was originally incorporated in 1963 in England as a private limited company, is owned by Ford Credit (70.4%), Ford Werke AG (19.6%) and Ford (10.0%). Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. Retail financing is provided by means of a number of title retention plans, including conditional sale and hire purchase agreements, and personal loans. Operating and finance leases are provided to individual, corporate and other institutional customers, covering individual vehicles and large and small fleets. Wholesale financing is provided to Ford dealers for the stocking of new and used vehicles. In addition, Ford Credit Europe provides loans to dealers for working capital and property acquisitions and for a variety of finance plans.

     Ford Credit also conducts insurance operations through The American Road Insurance Company ("American Road") and its subsidiaries in the United States and Canada. American Road's business consists of extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers, physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit, and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment.

     The business of Ford Credit is substantially dependent upon Ford Motor Company. See "Vehicle Financing" and "Borrowings and Other Sources of Funds" under the caption "Business of Ford Credit". Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Any protracted reduction or suspension of Ford's production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, adverse publicity, or other event, could have a substantial adverse effect on Ford Credit. For additional information concerning Ford's results of operations, see Ford Motor Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

     The mailing address of Ford Credit's executive offices is The American Road, Dearborn, Michigan 48121. The telephone number of such offices is (313) 322-3000.

                              SEGMENT INFORMATION

     Segment information called for by Item 1 is set forth in Note 16 of Notes to Financial Statements and is incorporated herein by reference.

                            BUSINESS OF FORD CREDIT

     Ford Credit accounts for its financing business in three categories -- retail (which consists of vehicle installment sale financing and vehicle lease financing), wholesale and other. Total net finance receivables, retained interest in sold receivables and net investment in operating leases outstanding in these three categories and geographic regions were as follows at the end of the years indicated:

                                                            1997            1996            1995
                                                            ----            ----            ----
                                                                       (IN MILLIONS)
Retail
  Installment sale/finance lease.......................  $ 54,545.3      $ 52,352.1      $ 47,087.0
  Operating Lease......................................    34,746.0        30,645.2        25,680.2
Wholesale..............................................    21,519.7        22,621.9        22,043.8
Other..................................................     5,247.6         5,874.0         7,245.9
                                                         ----------      ----------      ----------
     Finance receivables, net..........................  $116,058.6      $111,493.2      $102,056.9
Retained interest in sold receivables..................       998.6         1,124.1         1,149.2
                                                         ----------      ----------      ----------
Finance receivables, net and retained interest in sold
  receivables..........................................  $117,057.2      $112,617.3      $103,206.1
                                                         ==========      ==========      ==========
United States..........................................  $ 88,721.0      $ 85,387.6      $ 79,801.5
Europe.................................................    17,148.1        18,099.9        16,202.3
Other international....................................    11,188.1         9,129.8         7,202.3
                                                         ----------      ----------      ----------
Finance receivables, net and retained interest in sold
  receivables..........................................  $117,057.2      $112,617.3      $103,206.1
                                                         ==========      ==========      ==========

VEHICLE FINANCING

     Retail. Retail financing consists primarily of installment sale financing and retail lease financing of new and used vehicles and loans to vehicle leasing companies, most of which are affiliated with franchised Ford Motor Company dealerships. The number of installment sale and lease vehicles financed by Ford Credit was as follows during the years indicated:

                                                              1997    1996    1995
                                                              ----    ----    ----
                                                                 (IN THOUSANDS)
Installment sale/finance lease..............................  2,574   2,740   2,557
Operating lease.............................................  1,246   1,063     965
                                                              -----   -----   -----
     Total retail...........................................  3,820   3,803   3,522
                                                              =====   =====   =====
United States...............................................  2,549   2,674   2,499
Europe......................................................    727     720     723
Other international.........................................    544     409     300
                                                              -----   -----   -----
     Total retail...........................................  3,820   3,803   3,522
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

     Installment sales contract terms range up to 60 months. In the U.S., the average repayment obligation for new vehicles covered by installment sale contracts purchased by Ford Credit in 1997 was $21,307. The corresponding average monthly payment was $412 and the average original term was 54 months.

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

     Retail lease terms range from 12 to 48 months. In the U.S., the average monthly payment of retail lease contracts purchased by Ford Credit in 1997 was $390 and the average original term was 27 months.

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

     Wholesale. Wholesale financing consists of loans, under approved lines of credit, to dealers to assist them in carrying inventories of new and used vehicles. Ford Credit generally finances 100% of the wholesale price. Vehicles are insured against fire, theft and other risks under policies issued to Ford Credit. Ford Credit's United States car and truck wholesale receivables that liquidated were outstanding an average of about 77 days in both 1997 and 1996.

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

     Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe during each of the years indicated:

                                                        1997         1996         1995
                                                        ----         ----         ----
United States
  Retail*...........................................    37.5%        37.6%        36.9%
  Wholesale.........................................    79.8         79.5         79.7
Europe
  Retail*...........................................    29.1         29.3         30.2
  Wholesale.........................................    95.0         90.8         89.2

-------------------------
* As a percentage of total sales and leases, including cash sales

OTHER FINANCING ACTIVITIES

     Ford Credit makes capital loans to vehicle dealers for facilities expansion and working capital and to enable them to purchase dealership real estate. Such loans totaled $2,268.6 million at December 31, 1997. From time to time, Ford Credit purchases accounts receivable of certain divisions and affiliates of Ford. At December 31, 1997, such receivables totaled $3,664.4 million, all of which represent accounts receivable purchased by Ford Credit from Ford pursuant to agreements under which Ford Credit may purchase such receivables.

     As a part of Ford's sale of certain diversified assets of Ford Credit managed by USL Capital Corporation ("USL Capital") during 1996, the majority of such assets (except leveraged leases) was sold. Ford Credit formed a partnership with Bank of America to manage a significant portion of the leveraged lease portfolio and certain leveraged leases were transferred to the partnership. On December 31, 1997, Ford Credit sold its partnership interest to Ford Leasing Corporation, an affiliated company.

     In early 1997, Ford Credit completed the sale of its majority interest in Ford New Holland Credit Company to FiatAllis North America, Inc. and its affiliates.

CREDIT LOSS EXPERIENCE

     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories and geographic regions of financing during the years indicated:

                                                                 1997            1996           1995
                                                                 ----            ----           ----
                                                                    (DOLLAR AMOUNTS IN MILLIONS)
Net credit losses/(recoveries)
  Retail*..................................................    $1,004.4         $803.6         $466.7
  Wholesale................................................        (1.1)          18.6            9.9
  Other....................................................         3.8            7.8            9.3
                                                               --------         ------         ------
     Total.................................................    $1,007.1         $830.0         $485.9
                                                               ========         ======         ======
  United States............................................    $  900.4         $707.0         $371.6
  Europe...................................................        66.5           95.5           92.0
  Other international......................................        40.2           27.5           22.3
                                                               --------         ------         ------
     Total.................................................    $1,007.1         $830.0         $485.9
                                                               ========         ======         ======

-------------------------
* Includes net credit losses on operating leases

Net losses as a percent of average net receivables*
  Retail...................................................        1.17%          1.03%          0.68%
  Total finance receivables................................        0.89           0.78           0.51
Provision for credit losses................................    $1,338.2       $  993.3       $  480.4
Allowance for credit losses................................     1,471.4        1,217.6        1,054.9
  As percent of net receivables*...........................        1.27%          1.09%          1.03%

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

BORROWINGS AND OTHER SOURCES OF FUNDS

     Ford Credit relies heavily on its ability to raise substantial amounts of funds. These funds are obtained primarily by the sale of commercial paper, the issuance of term debt and, in the case of Ford Credit Europe, the issuance of certificates of deposit. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions, interest supplements and other support costs from Ford for vehicles financed and leased by Ford Credit under Ford-sponsored special financing and leasing programs, and dividend payments, and the timing of payments for the financing of dealers' wholesale inventories and for income taxes. Ford Credit's ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for, and financial condition of, Ford, and the nature and availability of support facilities. The long-term senior debt of Ford, Ford Credit and Ford Credit Europe are rated "A1" and "A" and the commercial paper of Ford Credit and Ford Credit Europe are rated "Prime-1" and "A-1" by Moody's Investors Service and Standard & Poor's Ratings Group, respectively. For additional information regarding Ford Credit's association with Ford, see "Certain Transactions with Ford and Affiliates".

     Ford Credit's outstanding debt at the end of each of the last three years was as follows:

                                                                  1997       1996       1995
                                                                  ----       ----       ----
                                                                        (IN MILLIONS)
Commercial paper and STBAs(a)...............................    $ 42,311    $38,774    $40,419
Other short-term debt(b)....................................       3,897      4,243      1,781
Long-term debt (including current portion)(c)...............      54,517     55,007     49,980
                                                                --------    -------    -------
  Total debt................................................    $100,725    $98,024    $92,180
                                                                ========    =======    =======
United States...............................................      78,443    $76,635    $73,178
Europe......................................................      12,491     14,028     13,013
Other international.........................................       9,791      7,361      5,989
                                                                --------    -------    -------
  Total debt................................................    $100,725    $98,024    $92,180
                                                                ========    =======    =======

Memo:
Total support facilities (billions) as of December 31:
     Ford Credit............................................    $  26.6    $  27.2    $  27.4
     Ford Credit Europe.....................................        5.2        5.7        4.7

-------------------------
(a) Short-term borrowing agreements with bank trust departments

(b) Includes $831 million, $2,478 million and $176 million with affiliated companies at December 31, 1997, December 31, 1996 and December 31, 1995, respectively

(c) Includes $3,547 million, $4,237 million, and $1,174 million with affiliated companies at December 31, 1997, December 31, 1996, and December 31, 1995, respectively

     Outstanding commercial paper totaled $40.9 billion at December 31, 1997, up $2.7 billion from a year earlier. In 1997, long-term debt placements were $11.8 billion compared with maturities and early redemptions of $10.3 billion. Long-term debt placements in 1996 were $13.4 billion. In 1997, Ford Credit also received $4.0 billion from sales of receivables and operating leases compared with $4.7 billion in 1996.

     Support facilities represent additional sources of funds, if required. At December 31, 1997, Ford Credit had approximately $19.2 billion of contractually committed facilities. In addition, $7.4 billion of Ford bank lines may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.6 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

     Additionally, at December 31, 1997, there was approximately $4.6 billion of contractually committed facilities available for Ford Credit Europe's use. In addition, $615 million of Ford bank lines may be used by Ford Credit Europe at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit Europe's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit Europe.

                         FORD CREDIT EMPLOYEE RELATIONS

     At December 31, 1997, Ford Credit and its subsidiaries had 14,730 employees. All such employees are salaried, and none is represented by a union. Ford Credit considers its employee relations to be satisfactory.

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

                                BUSINESS OF FORD

     Ford Motor Company was incorporated in Delaware in 1919 and acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce automobiles designed and engineered by Henry Ford. Ford is the world's largest producer of trucks and the second largest producer of cars and trucks combined. Ford and its subsidiaries also engage in automotive-related businesses, such as, financing and renting vehicles and manufacturing automotive components and systems.

GENERAL

     The Company's two principal business segments are Automotive and Financial Services. The activities of the Automotive segment consist of the design, manufacture, assembly and sale of cars and trucks and related parts and accessories. Substantially all of Ford's automotive products are marketed through retail dealerships, most of which are privately owned and financed.

     The primary activities of the Financial Services segment consist of financing operations, vehicle and equipment leasing and rental operations, and insurance operations. These activities are conducted primarily through the Company's subsidiaries, Ford Motor Credit Company ("Ford Credit") and The Hertz Corporation ("Hertz"). Ford also owns an 80.7% economic interest in Associates First Capital Corporation ("The Associates"), which, as Ford has recently announced, will be spun-off on April 7, 1998 to holders of Ford's Common and Class B Stock.

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

     The profitability of vehicle sales is affected by many factors, including unit sales volume, the mix of vehicles and options sold, the level of "incentives" (price discounts) and other marketing costs, the costs for customer warranty claims and other customer satisfaction actions, the costs for government-mandated safety, emission and fuel economy technology and equipment, the ability to control costs and the ability to recover cost increases through higher prices. Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs which can result in large changes in earnings from relatively small changes in unit volume.

UNITED STATES

     Sales Data. The following table shows U.S. industry demand for the years indicated:

                                                                  U. S. INDUSTRY RETAIL DELIVERIES
                                                                        (MILLIONS OF UNITS)
                                                                      YEARS ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                1997    1996    1995    1994    1993
                                                                ----    ----    ----    ----    ----
Cars........................................................     8.3     8.6     8.6     9.0     8.5
Trucks......................................................     7.2     6.9     6.5     6.4     5.7
                                                                ----    ----    ----    ----    ----
Total.......................................................    15.5    15.5    15.1    15.4    14.2
                                                                ====    ====    ====    ====    ====

     Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry's most profitable vehicle lines. The term "bus" as used herein refers to vans designed to carry passengers. The following tables show the proportion of retail car and truck sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

                                                              U. S. INDUSTRY VEHICLE SALES BY SEGMENT
                                                             -----------------------------------------
                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                             1997     1996     1995     1994     1993
                                                             ----     ----     ----     ----     ----
CARS
Small....................................................     18.1%    19.1%    19.6%    20.1%    19.8%
Middle...................................................     24.7     25.6     26.4     26.8     28.8
Large....................................................      3.9      3.9      4.3      4.8      5.0
Luxury...................................................      6.7      6.7      6.8      6.6      6.4
                                                             -----    -----    -----    -----    -----
Total U.S. Industry Car Sales............................     53.4     55.3     57.1     58.3     60.0
                                                             -----    -----    -----    -----    -----
TRUCKS
Compact Pickup...........................................      6.4      6.2      6.8      7.7      7.6
Compact Bus/Van/Utility..................................     20.0     19.0     18.0     16.9     16.5
Full-Size Pickup.........................................     12.0     12.6     11.5     11.0      9.9
Full-Size Bus/Van/Utility................................      6.1      5.0      4.4      4.1      4.2
Medium/Heavy.............................................      2.1      1.9      2.2      2.0      1.8
                                                             -----    -----    -----    -----    -----
Total U.S. Industry Truck Sales..........................     46.6     44.7     42.9     41.7     40.0
                                                             -----    -----    -----    -----    -----
Total U.S. Industry Vehicle Sales........................    100.0%   100.0%   100.0%   100.0%   100.0%
                                                             =====    =====    =====    =====    =====

                                                               FORD VEHICLE SALES BY SEGMENT IN U.S.
                                                             -----------------------------------------
                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                             1997     1996     1995     1994     1993
                                                             ----     ----     ----     ----     ----
CARS
Small....................................................     12.7%    13.4%    15.1%    17.5%    15.1%
Middle...................................................     19.6     22.1     22.3     22.7     26.9
Large....................................................      5.6      5.3      4.9      5.2      5.1
Luxury...................................................      4.1      4.1      4.4      4.7      4.9
                                                             -----    -----    -----    -----    -----
Total Ford U.S. Car Sales................................     42.0     44.9     46.7     50.1     52.0
                                                             -----    -----    -----    -----    -----
TRUCKS
Compact Pickup...........................................      7.7      7.4      8.0      8.9      9.5
Compact Bus/Van/Utility..................................     18.9     20.0     20.1     16.7     15.6
Full-Size Pickup.........................................     19.3     20.0     17.9     16.7     15.6
Full-Size Bus/Van/Utility................................     11.0      6.6      5.9      6.2      6.0
Medium/Heavy*............................................      1.1      1.1      1.4      1.4      1.3
                                                             -----    -----    -----    -----    -----
Total Ford U.S. Truck Sales..............................     58.0     55.1     53.3     49.9     48.0
                                                             -----    -----    -----    -----    -----
Total Ford U.S. Vehicle Sales............................    100.0%   100.0%   100.0%   100.0%   100.0%
                                                             =====    =====    =====    =====    =====

-------------------------
* In May 1997, Ford and Freightliner Corporation ("Freightliner") entered into an agreement for the sale to Freightliner of Ford's heavy truck business in North America and Australia. Ford ceased production of heavy trucks in North America in December 1997. The transfer of the North American heavy truck business is expected to be completed by the end of the first quarter of 1998, and the transfer of the Australian business is expect to be completed by year-end 1998.

     As shown in the tables above, since 1993 there has been a steady shift from cars to trucks for both industry sales and Ford sales. Most of the shift reflects fewer sales of cars in the middle and large segments for the industry and in the small and middle segments for Ford, as well as increased sales of trucks in all segments with the exception of compact pickups and medium/heavy trucks.

     Market Share Data. The following tables show changes in car and truck market shares of U.S. and foreign-based manufacturers for the years indicated:

                                                                           U.S. CAR MARKET SHARES*
                                                              -------------------------------------------------
                                                                          YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                              1997       1996       1995       1994       1993
                                                              ----       ----       ----       ----       ----
U.S. Manufacturers (Including Imports)
  Ford......................................................   19.7%      20.6%      20.9%      21.8%      22.3%
  General Motors............................................   32.2       32.3       33.9       34.0       34.1
  Chrysler..................................................    8.9        9.8        9.1        9.0        9.8
                                                              -----      -----      -----      -----      -----
    Total U.S. Manufacturers................................   60.8       62.7       63.9       64.8       66.2
Foreign-Based Manufacturers**
  Japanese..................................................   30.9       30.0       29.7       29.6       29.1
  All Other.................................................    8.3        7.3        6.4        5.6        4.7
                                                              -----      -----      -----      -----      -----
    Total Foreign-Based Manufacturers.......................   39.2       37.3       36.1       35.2       33.8
                                                              -----      -----      -----      -----      -----
    Total U.S. Car Retail Deliveries........................  100.0%     100.0%     100.0%     100.0%     100.0%
                                                              =====      =====      =====      =====      =====

                                                                          U.S. TRUCK MARKET SHARES*
                                                              -------------------------------------------------
                                                                          YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                              1997       1996       1995       1994       1993
                                                              ----       ----       ----       ----       ----
U.S. Manufacturers (Including Imports)
  Ford......................................................   31.2%      31.1%      31.9%      30.1%      30.5%
  General Motors............................................   28.8       29.0       29.9       30.9       31.4
  Chrysler..................................................   21.7       23.4       21.3       21.7       21.4
  Navistar International....................................    1.3        1.3        1.4        1.3        1.3
  All Other.................................................    1.8        1.8        2.0        1.8        1.6
                                                              -----      -----      -----      -----      -----
    Total U.S. Manufacturers................................   84.8       86.6       86.5       85.8       86.2
Foreign-Based Manufacturers**
  Japanese..................................................   14.2       12.7       12.7       13.5       13.2
  All Other.................................................    1.0        0.7        0.8        0.7        0.6
                                                              -----      -----      -----      -----      -----
    Total Foreign-Based Manufacturers.......................   15.2       13.4       13.5       14.2       13.8
                                                              -----      -----      -----      -----      -----
    Total U.S. Truck Retail Deliveries......................  100.0%     100.0%     100.0%     100.0%     100.0%
                                                              =====      =====      =====      =====      =====

                                                                 U.S. COMBINED CAR AND TRUCK MARKET SHARES*
                                                              -------------------------------------------------
                                                                          YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                              1997       1996       1995       1994       1993
                                                              ----       ----       ----       ----       ----
U.S. Manufacturers (Including Imports)
  Ford......................................................   25.0%      25.2%      25.6%      25.2%      25.5%
  General Motors............................................   30.6       30.8       32.2       32.7       33.1
  Chrysler..................................................   14.8       15.9       14.3       14.3       14.7
  Navistar International....................................    0.6        0.6        0.6        0.5        0.5
  All Other.................................................    0.9        0.7        0.9        0.8        0.7
                                                              -----      -----      -----      -----      -----
    Total U.S. Manufacturers................................   71.9       73.2       73.6       73.5       74.2
Foreign-Based Manufacturers**
  Japanese..................................................   23.2       22.4       22.6       22.9       22.8
  All Other.................................................    4.9        4.4        3.8        3.6        3.0
                                                              -----      -----      -----      -----      -----
    Total Foreign-Based Manufacturers.......................   28.1       26.8       26.4       26.5       25.8
                                                              -----      -----      -----      -----      -----
    Total U.S. Car and Truck Retail Deliveries..............  100.0%     100.0%     100.0%     100.0%     100.0%
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

     Japanese Competition. The market share of Ford and other domestic manufacturers in the United States is affected by sales from Japanese manufacturers. As shown in the table above, the share of the U.S. combined car and truck industry held by the Japanese manufacturers decreased from 22.8% in 1993 to 22.4% in 1996. This trend reflected in part the effects of a strengthening Japanese yen, which put an upward pressure on the prices of vehicles produced by Japanese manufacturers, as well as the overall market shift from cars to trucks and improvements in vehicles produced by U.S. manufacturers. During 1997, however, the share of the U.S. combined car and truck market held by Japanese manufacturers increased to 23.2% as the Japanese yen weakened against the dollar. The recent disruption in Asian financial markets and associated further weakening of the yen creates additional competitive pressures in the United States by Japanese manufacturers.

     In the 1980s and continuing in the 1990s, Japanese manufacturers added assembly capacity in North America (frequently referred to as "transplants") in response to a variety of factors, including export restraints, movements in the exchange rate between the Japanese yen and the U.S. dollar, the significant growth of Japanese car sales in the United States and international trade considerations. Ford estimates that production in the United States by Japanese transplants was approximately 2.3 million units in 1997.

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

     Ford's marketing costs in the United States as a percentage of gross sales revenue for each of 1997, 1996, and 1995 were 8.7%, 8.0%, and 8.2%, respectively. "Marketing costs" include (i) marketing incentives on vehicles such as retail rebates and costs for special financing rates, (ii) reserves for residual support on retail vehicle leases, (iii) reserves for costs and/or losses associated with obligatory repurchases of certain vehicles sold to daily rental companies and (iv) costs for advertising and sales promotions for vehicles.

     Sales by Ford to fleet customers were as follows for the years indicated:

                                                                    FORD FLEET SALES
                                                   ---------------------------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                    1997       1996       1995       1994       1993
                                                    ----       ----       ----       ----       ----
Units sold.....................................    923,000    936,000    971,000    924,000    881,000
Percent of Ford's total U.S. car and truck
  sales........................................        24%        24%        25%        24%        25%

     Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet sales has been about evenly split in recent years.

     Warranty Coverage. Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles (other than medium/heavy trucks) sold by it in the United States that extends for at least 36 months or 36,000 miles (whichever occurs first) and covers all components of the vehicle, other than tires which are warranted by the tire manufacturers. In general, different warranty coverage is provided on medium/heavy trucks and on vehicles sold outside the United States. In addition, as discussed below under "Governmental Standards -- Mobile Source Emissions Control", the Federal Clean Air Act requires a useful life of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on most light duty vehicles sold in the United States. As a result of the coverage of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

EUROPE

     Europe is the largest market for the sale of Ford cars and trucks outside the United States. The automotive industry in Europe is intensely competitive; for the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 17% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 11% for 1997, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles gradually are removed in total by December 31, 1999. Ford estimates that in 1997 the European automotive industry had excess capacity of approximately 5.5 million units (based on a comparison of European domestic demand and capacity).

     In 1997, European car industry sales were 13.2 million units, up 5% from 1996 levels. Truck sales were 1.8 million units, up 6% from 1996 levels. Ford's European car share for 1997 was 11.2%, down 3/10 of a point from 1996, and its European truck share for 1997 was 12.2%, down 9/10 of a point from 1996.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on total automotive profits. For 1997 compared with 1996, total industry sales were up 7% in Great Britain and up 7% in Germany.

     A single currency called the euro will be introduced in Europe on January 1, 1999. The increased price transparency resulting from the use of a single currency may affect the ability of Ford and other companies to price their products differently in the various European markets. A possible result of this price harmonization is lower average prices for products sold in these markets.

OTHER FOREIGN MARKETS

     Mexico and Canada. Mexico and Canada also are important markets for Ford. In 1997, industry sales of cars and trucks in Canada were 1.4 million units, up 18% from 1996 levels. The increase reflected economic growth and low Canadian interest rates. Mexico had been a growing market until late 1994. However, substantial devaluation of the Mexican peso in late 1994 created a high level of uncertainty regarding economic activity in Mexico. In 1996 and 1997, the Mexican economy recovered. In 1997, industry volume was 496,000 units, up 50% from 1996 levels.

     South America. Brazil and Argentina are the principal markets for Ford in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. Industry sales in 1997 were 1.9 million units in Brazil, up 11% from 1996, and 426,000 units in Argentina, up 13% from 1996. Brazilian government austerity measures in late 1997 adversely impacted industry vehicle sales in that country and are expected to continue to affect industry sales in 1998.

     Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are the principal markets for Ford products. Industry volumes in 1997 in this region were as follows: 722,000 units in Australia (up 11.1% from 1996), 482,000 units in Taiwan (up 2.3% from 1996) and 6.7 million units in Japan (down 5% from
1996). In 1997, Ford was the market share leader in Australia with an 18% combined car and truck market share. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford had a combined car and truck market share in 1997 of 16.1%. Ford's combined car and truck market share in Japan has never exceeded 1%. Ford's principal competition in the Asia Pacific region has been the Japanese manufacturers. It is anticipated that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

     The financial crisis that began in Thailand in mid-year 1997, and spread to the neighboring Southeast Asian nations, particularly Indonesia, has resulted in a significant reduction of vehicle sales for the region. These markets had been expanding, but economic growth is now expected to remain subdued during a period of restructuring. Ford is positioning itself to actively participate in these markets in recognition of their long-term growth opportunities.

     Africa. Ford operates in the South African market through South African Motor Corporation (Pty.) Limited ("SAMCOR") in which Ford has a 45% equity interest. SAMCOR is an assembler of Ford and other manufacturers' vehicles in South Africa. In 1997, industry volume in South Africa was 367,000 units, down 7% from 1996 levels.

FINANCIAL SERVICES OPERATIONS

FORD MOTOR CREDIT COMPANY

     For information regarding the businesses of Ford Credit, see "Business of Ford Credit."

THE HERTZ CORPORATION

     Hertz and its affiliates and independent licensees operate what Hertz believes is the largest car rental business in the world based upon revenues and volume of rental transactions and the largest industrial and construction equipment rental business in the United States based upon revenues. Hertz, together with its affiliates and independent licensees, rents and leases cars, rents industrial and construction equipment and operates its other businesses from approximately 5,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. In April 1997, Hertz completed an initial public offering of common stock representing a 19.1% economic interest in Hertz.

ASSOCIATES FIRST CAPITAL CORPORATION

     The Associates is a leading, diversified consumer and commercial finance organization which provides finance, leasing and related services to individual consumers and businesses in the United States and internationally. On March 2, 1998, Ford's Board of Directors approved the spin-off of The Associates by declaring a dividend pursuant to which all of Ford's 279.5 million shares of The Associates will be distributed to Ford Common and Class B stockholders in proportion to their ownership of Common and Class B Stock. The distribution will be made on April 7, 1998 to holders of record on March 12, 1998.

     In 1996 and 1997, The Associates contributed 16.8% and 12%, respectively, to Ford's consolidated earnings. Generally, the earnings of The Associates have been retained by The Associates to fund its growth.

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

     Mobile Source Emissions Control -- U.S. Requirements. The Federal Clean Air Act (the "Clean Air Act" or the "Act") imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Concurrently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. More stringent emissions standards will become effective as early as the 2004 model year, unless the U.S. Environmental Protection Agency (the "EPA") decides otherwise.

     Pursuant to the Act, California has received a waiver from the EPA to establish unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board (the "CARB"). The CARB's emissions requirements (the "California program") for model years 1994 through 2003 require manufacturers to meet a non-methane organic gasses fleet average requirement and are significantly more stringent than those prescribed by the Act for the corresponding periods of time. California initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles ("ZEVs"), which produce no emissions of regulated pollutants. In 1996, however, the CARB eliminated the ZEV mandate until the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into an agreement with CARB to provide air quality benefits for California equivalent to a 49 state program (i.e., equivalent to providing vehicles certified to the California low emission vehicle standard nationwide beginning with the 2001 model year), to continue research and development of ZEV technology and to provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

     Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce an electric vehicle that either meets most customers' expectations or is commercially viable. Compliance with the ZEV mandate may require manufacturers to curtail the sale of non-electric vehicles or to offer substantial discounts on electric vehicles, selling them well below cost, while increasing the price on non-electric vehicles. The California program and ZEV mandates present significant technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford's sales volume and profits.

     The Act also permits other states which do not meet national ambient air quality standards to adopt the California program no later than two years before the affected model year. Under the Act, twelve northeastern states and the District of Columbia formed a group known as the Ozone Transport Commission (the "OTC"). Based on an OTC recommendation, the EPA required each OTC jurisdiction to adopt the California program. The OTC jurisdictions also may adopt California's ZEV mandates, if any, but were not required to do so by the EPA. In March 1997, the Circuit Court of Appeals for the District of Columbia vacated the EPA's rule requiring the OTC jurisdictions to adopt the California program. That decision did not affect California programs, including ZEV mandates, already adopted by individual states. There are major problems with transferring California standards to the Northeast -- many dealers sell vehicles in neighboring states and the driving range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated gasoline requirement, which makes the task of meeting standards even more difficult.

     The California program was adopted in New York and Massachusetts and is currently in effect for model years 1996 and beyond. In addition, these two states adopted ZEV mandates beginning with model year 1998. New York's mandate retains the now rescinded California ZEV requirements. The automotive industry is seeking to have New York's pre-2003 model year ZEV mandate declared invalid, and the case is now pending before the U.S. Court of Appeals for the Second Circuit. Massachusetts has attempted to adopt as a standard the ZEV obligations relating to California to which the auto manufacturers voluntarily agreed with CARB. A federal district court has invalidated these regulations, but Massachusetts has appealed the decision to the U.S. Court of Appeals for the First Circuit. Connecticut adopted the California program beginning with model year 1998. Rhode Island and Vermont have adopted the California program beginning in model year 1999 (with a ZEV mandate to be required in Vermont after certain determinations with respect to the advancement of ZEV technology have been made). Maine has adopted the California program beginning with the 2001 model year. Maryland and New Jersey have laws requiring adoption of the California program and ZEV mandates after certain conditions, relating to actions which may be taken by other OTC jurisdictions, have been met.

     In response to OTC actions, the automotive industry proposed a National Low Emissions Vehicle (NLEV) program, which the EPA promulgated as a rule and which has been agreed to by all manufacturers and all OTC jurisdictions except Maine, Massachusetts, New York and Vermont. This NLEV program will require manufacturers to sell low emission vehicles in the participating OTC jurisdictions beginning with the 1999 model year, and throughout the remainder of the country beginning with the 2001 model year. The OTC jurisdictions which have agreed to the NLEV program will for its duration substitute the NLEV program for any of their other emissions programs for passenger cars and light duty gasoline trucks. California and the non-participating OTC jurisdictions will retain their California-based programs. A petition seeking judicial review of the EPA's rule establishing NLEV has been filed by a coalition of environmental groups. The petition alleges that the rule violates the Clean Air Act.

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

     In January 1998, Ford announced that it would voluntarily re-engineer all of its 1999 model year sports utility vehicles and its 1999 model year Windstar minivan to emit 70% less pollutants than the level required by the Clean Air Act. Ford is certifying those vehicles under the Act's Clean Fuel Fleet Program.

     European Requirements. European Union directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the European Union. In June 1996, the European Commission published a draft proposal for new more stringent European emissions standards for 2000 (the "Stage III Directive"). That draft includes a new framework for emission-related fiscal incentives for the early introduction of vehicles capable of meeting Stage III standards before 2000 and vehicles capable of meeting newly proposed and even more stringent standards before 2005. The common position of the European Council of Environment Ministers (the "Environment Council") published in November 1997 provides that the European Commission should propose mandatory standards for 2005 by June 30, 1999 based on a study that would address air quality needs, vehicle and engine technology developments, the need for and availability of clean fuels, and other issues. The European Parliament has proposed various amendments to the Environment Council's common position that would make the proposed Stage III Directive even more stringent. The Environment Council and the European Parliament are expected to convene a conciliation committee to agree on the final form for the Stage III Directive.

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

     Motor Vehicle Safety -- The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety Administration"). Meeting or exceeding many safety standards is costly because they tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. There currently are pending before the Safety Administration a number of investigations relating to alleged safety defects in Ford vehicles. A manufacturer is also obligated to recall vehicles if it determines they contain a defect relating to motor vehicle safety or do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford's vehicles, the costs of such recall campaigns could be substantial.

     In 1997, the Safety Administration amended a standard to permit vehicle manufacturers to reduce the inflation power in air bags in future models to further reduce the risk of air bag deployment-related injuries. Ford will incorporate lower output air bags in its 1998 and later model year vehicles. In 1997, the Safety Administration also adopted a rule permitting vehicle owners meeting certain criteria to have their air bags deactivated or have "on-off" switches installed in their vehicles. In June 1998, the Safety Administration is expected to initiate rulemaking relating to advanced air bags.

     The issue of truck-to-car compatibility in relation to collisions has received significant media attention recently and has been the subject of a Safety Administration report. Ford and its suppliers are continuing to work on this complex issue, and Ford will participate with the Safety Administration in a conference on this subject in early summer 1998. Government regulation to address vehicle compatibility also is possible.

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

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks.

     Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding years. However, a continued increase in demand for larger vehicles coupled with a decline in demand for small and middle-size vehicles could jeopardize its ability to comply.

     It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide ("CO2") emissions, energy security or other reasons. President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period. In addition, international concerns over global warming due to the emission of "greenhouse gasses" have given rise to strong pressures to increase fuel economy. During the December 1997 meeting of the parties to the United Nations Climate Change Convention in Kyoto, Japan, the United States agreed to reduce greenhouse gas emissions by 7% below their 1990 levels during the 2008-2012 period (the "Kyoto Protocol"). The Kyoto Protocol is not yet binding on the United States, pending signature by the President and ratification by the Senate. If the CCAP or Kyoto Protocol goals are partially or fully implemented through increases in the CAFE standard, or if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, Ford would find it necessary to take various costly actions that would have substantial adverse effects on its sales volume and profits. For example, Ford might have to curtail or eliminate production of larger family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and continue or increase market support programs for its most fuel-efficient cars and light trucks.

     Foreign Requirements. The European Union is also a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the Environment Council reaffirmed its goal to reduce average CO2 emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In addition, the Environment Council directed the European Commission to propose legislation with binding CO2 limit values if such an agreement is determined to be unachievable. On March 10, 1998, representatives of the European automotive manufacturers association met with the European Environment Commissioner to present an industry proposal that would (among other things) reduce the average CO2 emissions of new cars sold in the European Union to 140 grams per kilometer by 2008, review in 2002-2003 the feasibility of further reductions for 2012, and offer for sale by 2000 vehicles that produce no more than 120 grams of CO2 per kilometer. This proposal assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulphur content by 2005. The European Environment Commissioner will review the proposal with the member countries at a forthcoming Environment Council meeting. The European Parliament has considered even more stringent proposals for reducing CO2 emissions from new cars. If adopted, certain of the proposals being considered could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     In 1995, members of the German Automobile Manufacturers Association (including Ford Werke AG) made a voluntary pledge to reduce by 2005 the average fuel consumption of new cars sold in Germany by 25% from 1990 levels, to review before the year 2000 the need for and feasibility of further reductions in average fuel consumption, to make regular reports on fuel consumption, and to increase industry research and development efforts toward this end.

     Other initiatives for reducing CO2 emissions from motor vehicles are being considered by other European countries. Taken together such proposals could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/I to
19.2 km/l.

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

     U.S. Hazardous Substance and Waste Control -- Pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"), the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes and requiring corrective action for prior releases. States may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") requires notification regarding certain releases into the environment, and creates potential liability for remediation costs and for damage to natural resources at sites where Ford waste was taken for treatment or disposal. A number of states have enacted separate laws of this type. In addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA regulates the use of polychlorinated biphenyls in transformers, capacitors and other equipment that may be located at Ford's U.S. facilities.

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

     The European Commission has published a draft proposal to introduce an obligation for motor vehicle manufacturers to take back end-of-life vehicles on a cost-free basis beginning in 2003, to impose requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2005, and to ban the use of certain substances in vehicles beginning in 2003. Such proposals could, if adopted, impose a substantial cost on manufacturers. The German Automobile Association (including Ford Werke AG) and the German Automobile Importers Association made a voluntary pledge to establish a nationwide infrastructure network to take back passenger cars that are at least 12 years old (and meet certain other requirements) on a cost-free basis to their owners.

     Pollution Control Costs -- During the period 1998 through 2002, Ford expects that approximately $550 million will be spent on its North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates that approximately $100 million will be spent in 1998 and $120 million will be spent in 1999.

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

PRODUCT LIABILITY MATTERS

     Occupant Restraint Systems. Ford is a defendant in various actions for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. The damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1 billion at December 31, 1997.

     Bronco II. Ford is a defendant in various actions involving the alleged propensity of Bronco II utility vehicles to roll over. The damages specified in these actions, including both actual and punitive damages, aggregated approximately $979 million at December 31, 1997.

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

     Asbestos. Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Damages specified by plaintiffs in complaints in these actions, including both actual and punitive damages, aggregated approximately $1.4 billion at December 31, 1997. (In some of these actions no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of these co-defendants have substantial resources.

ENVIRONMENTAL MATTERS

     General. Ford has received notices from government environmental enforcement agencies concerning four matters which potentially involve monetary sanctions exceeding $100,000. The agencies believe that Ford facilities may have violated regulations relating to the management of certain materials or relating to certain emissions from facility operations. In Ford's prior reports, Ford included another environmental matter that related to certain emissions from one of its facilities. That matter was resolved in February 1998, with Ford paying a civil penalty of $135,000.

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

     CCA Lawsuit. The Corporation for Clean Air, Inc., a California non-profit group ("CCA"), filed a lawsuit in California against Ford and numerous other engine and vehicle manufacturers and owners of vehicle fleets, under California's Safe Drinking Water and Toxic Enforcement Act ("Proposition 65"). Under Proposition 65 any business that knowingly and intentionally exposes any person to certain carcinogens and reproductive toxins must provide that person with an advance clear and reasonable warning, unless the business can prove that the exposures are insignificant. CCA's complaint alleges that manufacturers and fleet owners of diesel powered vehicles are exposing California's citizens to diesel exhaust in violation of Proposition 65. Maximum penalties under Proposition 65 are $2,500 per vehicle per day of violation.

     Bridgend Plant. In November 1997, the Cardiff Crown Court imposed a fine of 10,000 Pounds Sterling on Ford's British subsidiary, Ford Motor Company, Limited ("Ford Britain"), for the discharge of certain pollutants into the River Ewenny by Ford Britain's Bridgend plant in September 1995. Ford Britain was also required to pay the United Kingdom Environmental Agency's costs of approximately 11,000 Pounds Sterling and to pay for the restocking of fish in the river.

CLASS ACTIONS

     Described below are various class action lawsuits in which Ford has been named a defendant. Class action lawsuits can involve very large classes of plaintiffs, such as statewide or nationwide classes, if plaintiffs persuade the court to grant class certification. Ford believes it has valid defenses in each of these cases; however, if plaintiffs were to prevail in any of these lawsuits, Ford could be required to pay substantial damages.

     Paint. Pending against the Company are five purported class actions alleging defects in the paint processes used on more than nine million vehicles manufactured by the Company in model years 1984 through 1993. One case (Landry) is nationwide in scope and is pending in the U.S. District Court for the Eastern District of Louisiana. In January 1998, plaintiffs in Landry filed a motion for class certification, which Ford opposed. Of the five cases that were consolidated with Landry for pretrial proceedings, two were dismissed, and the plaintiffs in the other three did not file motions for class certification within the court-ordered deadline. In the remaining case (Sheldon), a Texas state court certified two subclasses of Texas residents for trial. The Texas Court of Appeals affirmed the class certification order. In its opinion, the Court of Appeals approved of a bifurcated trial process that would require class members to prove causation and damages in separate trials following a classwide trial on the existence of a defect and the Company's knowledge thereof. Ford will appeal the class certification to the Texas Supreme Court. In each pending lawsuit, the plaintiffs seek unspecified compensatory damages, as well as punitive damages, attorneys' fees and costs.

     Bronco II. Currently pending against Ford are two state and one federal purported class actions filed by Bronco II owners seeking recovery for economic injury attributable to the alleged rollover propensity of these vehicles. Each lawsuit expressly excludes personal injury claimants, whose claims are discussed above. Some of the lawsuits also seek recovery of unspecified punitive damages and an order requiring the Company to recall and retrofit these vehicles. Seven federal Bronco II cases had originally been consolidated for pretrial purposes in a Louisiana federal court. After the court denied plaintiffs' motion for class certification in these cases, six of the cases were dismissed either by the court or voluntarily by the plaintiffs. Plaintiffs in these cases have appealed the court's dismissal orders and denial of class certification to the U.S. Court of Appeals for the Fifth Circuit. Ford's motion for summary judgment is pending in the remaining federal case. The two state court cases are pending in Alabama and Texas. The Texas case is dormant. In October 1997, the Alabama court denied Ford's motion to dismiss plaintiffs' fraud claims and certified a class consisting of Alabama residents who owned a Bronco II vehicle any time between August 26, 1993 and May 31, 1997. The Alabama Supreme Court agreed to hear Ford's interlocutory appeal of the trial court's denial of Ford's motion to dismiss, but it has not yet ruled on Ford's petition to appeal the trial court's class certification order. The trial court proceedings are stayed pending the Supreme Court's decision on Ford's interlocutory appeal.

     A separate purported class action involving the Bronco II (Goff) is pending against Ford in federal court in the Southern District of West Virginia. The lawsuit purports to represent a class of former plaintiffs in Bronco II personal injury cases that have been settled or tried. Plaintiffs allege that Ford and a Ford expert on the design history of the Bronco II conspired to fraudulently conceal documents that would establish (a) that Ford paid the expert to offer false testimony in favor of Ford regarding the design of the Bronco II, and (b) that Ford knew the design of the Bronco II rendered the vehicle unstable and prone to rollover under normal driving conditions. Plaintiffs seek compensatory and punitive damages, prejudgment interest, costs and attorneys' fees. Plaintiffs also seek to prevent Ford from using as a defense in this case releases obtained in settled Bronco II personal injury lawsuits and defense verdicts in tried Bronco II personal injury lawsuits. Plaintiffs' motion for class certification and Ford's motion to dismiss are pending.

     Ignition Switch. In 1996, the Company was served with fourteen purported class action lawsuits alleging that certain 1983 to 1993 model year vehicles were equipped with defective ignition switches that could cause an electrical short circuit, resulting in smoke and fire damage. Most of the suits were brought on behalf of plaintiffs who have not experienced a problem, but who claim that their vehicles have diminished value because of the allegedly defective switches. Some of the lawsuits were purportedly brought on behalf of plaintiffs who claim to have suffered fire or smoke damage to their vehicles. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys' fees and costs, as well as injunctive relief requiring, among other things, that Ford replace the allegedly defective ignition switch in all affected vehicles. All fourteen lawsuits were consolidated for pretrial proceedings in federal court in New Jersey. In August 1997, the court denied plaintiffs' motion for class certification. In September 1997, the court dismissed all of the claims brought by the non-incident class members except the implied warranty claims brought under Louisiana law and the breach of contract claims. In October 1997, plaintiffs filed a motion with the court to remand all of the lawsuits to state courts and to vacate the court's ruling denying nationwide class certification and dismissing most of the underlying claims. The court deferred ruling on the matter pending additional discovery in the case.

     In a related matter, State Farm Mutual Automobile Insurance Company ("State Farm") filed a lawsuit in federal court in California in January 1998 against Ford and United Technologies Automotive, Inc. State Farm seeks damages for insurance claims it paid to cover vehicle damage caused by allegedly defective ignition switches, the deductible amounts paid by its insureds, other compensatory damages, and attorney's fees and costs. Ford has moved to dismiss State Farm's claims. Upon Ford's notice of the State Farm action, the Judicial Panel on Multidistrict Litigation conditionally transferred the action to the New Jersey federal court where the ignition switch class actions are pending. State Farm opposed the transfer.

     TFI Module. Six purported class actions are pending in state courts on behalf of owners and lessees of 1983 through 1995 model year Ford vehicles containing a distributor-mounted thick film ignition (TFI) module. The plaintiffs allege that distributor-mounted TFI modules are defective because they have a high propensity to fail due to exposure to engine heat, causing the engine to stumble, stall, or not start. The plaintiffs in these cases seek pre- and post-judgment interest, attorneys' fees, disgorgement of profits, compensatory damages, punitive damages, notice to the public, and the recall and retrofit of all vehicles with the allegedly defective TFI modules. The cases are pending in Alabama, California, Illinois, Maryland, Tennessee and Washington. The Alabama and Tennessee cases were conditionally certified as nationwide class actions (excluding California). The cases in Illinois, Maryland and Washington purport to be regional class actions, and the California case is statewide in scope. The California case is the "lead" case and proceedings in the other cases are stayed. The California court has certified a class of California residents who currently own or lease the subject vehicles and California residents who purchased such vehicles when they were new. The court also certified a sub-class of consumers pursuing Consumer Legal Remedies Act claims. In February 1998, the court ordered Ford to produce at its expense a mailing list for purposes of class notification. The court reserved final decision on all other aspects of class notice, but has indicated its intention to order the parties to share the costs of notice. Ford estimates the costs of such notice to be approximately $1 million to $2 million. Ford appealed the California court's class certification and class notice orders, but the appellate court has declined to hear Ford's appeals. Ford has filed a motion for leave to appeal these orders to the California Supreme Court. If leave to appeal is denied, Ford will have the right to appeal those orders after entry of any final judgment in the case.

     In related developments, Ford urged the Safety Administration to review allegations by plaintiffs and the Safety Administration's former chief investigator that Ford improperly withheld information and documents during prior Safety Administration investigations into this matter. In September 1997, the Safety Administration issued a Special Order requiring Ford to respond to those allegations under oath, and Ford did so.

     Air Bag. Three purported class action lawsuits were filed in Alabama, Louisiana and Texas state courts alleging that air bags are defective because they can cause injury, particularly to children and small adults. The Alabama action appears to be nationwide in scope and purports to represent owners of 1993 through 1996 (and some 1997) model year cars and light trucks with passenger air bags. The Louisiana and Texas actions purport to represent residents who purchased vehicles with driver and/or passenger air bags, and nonresidents who purchased such vehicles in those states. The Alabama action names as defendants Ford, General Motors Corporation, Chrysler Corporation, and an Alabama automobile dealership. The Louisiana action was brought against the same manufacturers, as well as Volvo of North America, Inc., Nissan Motor Corporation, Toyota Motor Corporation, Honda Motor Company, Ltd. and various dealerships. The Texas action was brought against Ford, General Motors, Chrysler and Volvo. However, in February 1998, plaintiffs in the Texas case filed an amended complaint that did not name Ford as a defendant. The Louisiana and Texas actions were removed to federal court and consolidated for pretrial proceedings. Plaintiffs allege that their vehicles are unsuitable for transporting children and small adults and, therefore, are not worth the purchase price they paid. They seek compensatory damages, including the alleged diminution in value of their vehicles and in the Alabama and Louisiana cases, the cost to disable the air bags or "repair" the vehicles.

     Ford/Citibank Visa. Following the June 1997 announcement of the termination of the Ford/Citibank credit card rebate program, five purported nationwide class actions and one purported statewide class action were filed against Ford; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys' fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon and Washington, and the purported statewide class action was filed in a California state court. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases to federal court and requested that the Judicial Panel on Multidistrict Litigation consolidate and transfer the cases to federal court in Washington for pretrial proceedings. Five of the cases were consolidated and transferred to federal court in Washington. Ford's request to consolidate and transfer the remaining case is pending. The plaintiff in the Oregon case has moved to remand the case to state court.

     Flat Glass. The Company has been named as a defendant in thirteen purported class actions brought on behalf of purchasers of flat glass alleging that Ford and other manufacturers fixed prices and allocated markets in violation of federal and state antitrust laws. Eleven of the class actions are nationwide in scope and are pending in federal court and the other two class actions are statewide in scope and are pending in state courts. The other defendants include Pilkington plc; Libbey-Owens Ford Co., Inc.; AFG Industries; PPG Industries, Inc.; Asahi Glass Co., Ltd.; and Guardian Industries Corp. There are nineteen similar purported class actions pending in various courts in which the Company is not currently named as a defendant. A total of 27 federal cases have been consolidated in a single federal court in Pennsylvania for pretrial proceedings under the multidistrict litigation rules. In the actions involving Ford, the plaintiffs are seeking economic and treble damages.

     Lease Residual. In January 1998 in connection with a case pending in Illinois state court, Ford and Ford Credit were served with a summons and intervention counterclaim complaint relating to Ford Credit's leasing practices (Higginbotham v. Ford Credit). The counterclaim plaintiff, Carla Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, Ford Credit commenced an action for deficiency against Virginia Shore, a Ford Credit lessee. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Shore purported to represent a class of all similarly situated lessees. Ford was not a party to the Shore case. Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against Ford Credit, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against Ford Credit for violations of the Consumer Leasing Act, declaratory judgment concerning the enforceability of early termination provisions in Ford Credit's leases, and fraud. She also asserts a claim against Ford Credit and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that Ford Credit inflates the residual values of its leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleges that Ford dictated the residual values to Ford Credit and thereby participated in an unlawful conspiracy.

OTHER MATTERS

     Patents--General. A number of claims have been made or may be asserted in the future against Ford alleging infringement of patents held by others. Ford believes that it has valid defenses with respect to the claims that have been asserted. If some of such claims should lead to litigation, however, and if the claimant were to prevail, Ford could be required to pay substantial damages.

     Lemelson Patent Case. In 1992, Ford was sued in federal court in Nevada by an individual patent owner (Lemelson) seeking damages and an injunction for alleged infringement of four U.S. patents characterized by Lemelson as covering machine vision inspection technologies, including bar code reading. Ford filed a declaratory judgment action in the same court to have these four patents as well as others of Lemelson's patents directed to machine vision and laser uses declared invalid, unenforceable and not infringed. Lemelson filed a counterclaim alleging infringement of the patents added by Ford and several additional patents. In 1995, Ford filed twelve summary judgment motions to dispose of large portions of the case. One motion to have the case dismissed was granted in 1996 and reversed in 1997. The U.S. Court of Appeals refused to hear Ford's appeal of the 1997 reversal until the case is tried. Ford and Lemelson then filed opposing motions for further proceedings. Lemelson requested that the case be scheduled for an immediate trial. Ford moved to have the case sent back to the magistrate judge for consideration of Ford's eleven pending motions for summary judgment. Mr. Lemelson died in October 1997. In January 1998 the court permitted the Lemelson Medical, Education & Research Foundation, Limited Partnership to be substituted as party to the lawsuit. The court also granted Ford's motion to have the case remanded back to the magistrate judge for further proceedings to recommend disposition of Ford's remaining summary judgment motions. If Lemelson were to prevail in this lawsuit, Ford could be required to pay substantial damages of an as yet indeterminate amount and could become subject to an injunction preventing future use of any process or product found to be covered by a valid patent.

     OFCCP Proceeding. In April 1997, Ford became the subject of a Department of Labor administrative enforcement proceeding challenging Ford's compliance with obligations imposed by Executive Order 11246, which prohibits employment discrimination and requires affirmative action by government contractors and subcontractors. The Office of Federal Contract Compliance Programs ("OFCCP") claims that Ford's Kentucky Truck Plant used a hiring process in 1993 for entry-level hourly laborer positions that discriminated against female applicants. OFCCP further claims that Ford failed to make available required records and otherwise cooperate with the agency during a 1993 compliance review. OFCCP seeks to cancel Ford's government contracts and to bar Ford from obtaining future government contracts and seeks an order awarding back pay to the "affected class of women." If OFCCP prevails, Ford's results of operations could be substantially adversely effected. Ford believes that, although the offer rate for women at the Kentucky Truck Plant was less than the percentage of female applicants in the 1993 interview process, there are sound gender-neutral explanations for this difference. The Department of Labor has indicated it has similar concerns about the hourly hiring practices at other Ford facilities and would like to resolve those concerns as part of a resolution of the Kentucky Truck proceeding.

     FTC Investigation. The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail vehicle financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.

EMPLOYMENT DATA

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

     Ford has not experienced significant work stoppages at its facilities in recent years, but work stoppages have occurred in supplier facilities. Any protracted work stoppages in the future, whether in Ford's facilities or those of certain suppliers, could substantially adversely affect Ford's results of operations.

          SELECTED FINANCIAL DATA AND OTHER DATA OF FORD MOTOR COMPANY

     The following tables set forth selected financial data and other data concerning Ford for each of the last eleven years (dollar amounts in millions except per share amounts):

SUMMARY OF OPERATIONS                 1997          1996          1995          1994          1993          1992
---------------------                 ----          ----          ----          ----          ----          ----
AUTOMOTIVE
Sales.............................  $122,935      $118,023      $110,496      $107,137      $ 91,568      $ 84,407
Operating income/(loss)...........     6,946         2,516         3,281         5,826         1,432        (1,775)
Income/(loss) before income taxes
  and cumulative effects of
  changes in accounting
  principles......................     7,082         2,571         3,166         5,997         1,291        (1,952)
Income/(loss) before cumulative
  effects of changes in accounting
  principles(a)(c)................     4,714         1,655         2,056         3,913         1,008        (1,534)
                                    --------      --------      --------      --------      --------      --------
Net income/(loss).................     4,714         1,655         2,056         3,913         1,008        (8,628)
                                    --------      --------      --------      --------      --------      --------
FINANCIAL SERVICES
Revenues..........................  $ 30,692      $ 28,968      $ 26,641      $ 21,302      $ 16,953      $ 15,725
Income before income taxes and
  cumulative effects of changes in
  accounting principles...........     3,857         4,222         3,539         2,792         2,712         1,825
Income before cumulative effects
  of changes in accounting
  principles (b)(d)(e)............     2,206         2,791         2,083         1,395         1,521         1,032
                                    --------      --------      --------      --------      --------      --------
Net income........................     2,206         2,791         2,083         1,395         1,521         1,243
                                    --------      --------      --------      --------      --------      --------
TOTAL COMPANY
Income/(loss) before income taxes
  and cumulative effects of
  changes in accounting
  principles......................  $ 10,939      $  6,793      $  6,705      $  8,789      $  4,003      $   (127)
Provision/(credit) for income
  taxes...........................     3,741         2,166         2,379         3,329         1,350           295
Minority interests in net income
  of subsidiaries.................       278           181           187           152           124            80
                                    --------      --------      --------      --------      --------      --------
Income/(loss) before cumulative
  effects of changes in accounting
  principles(a)(b)(c)(d)(e).......     6,920         4,446         4,139         5,308         2,529          (502)
Cumulative effects of changes in
  accounting principles...........        --            --            --            --            --        (6,883)
                                    --------      --------      --------      --------      --------      --------
Net income/(loss).................  $  6,920      $  4,446      $  4,139      $  5,308      $  2,529      $ (7,385)
                                    ========      ========      ========      ========      ========      ========
TOTAL COMPANY DATA PER SHARE OF
  COMMON AND CLASS B STOCK(F)
Income/(loss) before cumulative
  effects of changes in accounting
  principles......................  $   5.75      $   3.73      $   3.58      $   4.97      $   2.27      $  (0.73)
Income/(loss)
  Basic...........................      5.75          3.73          3.58          4.97          2.27         (7.81)
  Diluted.........................      5.62          3.64          3.33          4.44          2.10         (7.81)
Cash dividends....................     1.645          1.47          1.23          0.91          0.80          0.80
Common stock price range (NYSE)
  High............................        50 1/4        37 1/4        32 7/8        35            33 1/16       24 7/16
  Low.............................        30            27 1/4        24 3/4        25 5/8        21 1/2        13 7/8
Average number of shares of Common
  and Class B stock outstanding
  (in millions)...................     1,195         1,179         1,071         1,010           986           972
TOTAL COMPANY BALANCE SHEET DATA
  AT YEAR-END
Assets
  Automotive......................  $ 85,079      $ 79,658      $ 72,772      $ 68,639      $ 61,737      $ 57,170
  Financial Services..............   194,018       183,209       170,511       150,983       137,201       123,375
                                    --------      --------      --------      --------      --------      --------
    Total assets..................  $279,097      $262,867      $243,283      $219,622      $198,938      $180,545
Long-term debt
  Automotive......................  $  7,047      $  6,495      $  5,475      $  7,103      $  7,084      $  7,068
  Financial Services..............    73,198        70,641        68,259        58,104        47,900        42,369
Stockholders' equity(g)...........    30,734        26,762        24,547        21,659        15,574        14,753

SUMMARY OF OPERATIONS                 1991           1990          1989           1988          1987
---------------------                 ----           ----          ----           ----          ----
AUTOMOTIVE
Sales.............................  $ 72,051       $ 81,844      $ 82,879       $ 82,193      $ 71,797
Operating income/(loss)...........    (3,769)           316         4,252          6,612         6,256
Income/(loss) before income taxes
  and cumulative effects of
  changes in accounting
  principles......................    (4,052)           275         5,156          7,312         6,499
Income/(loss) before cumulative
  effects of changes in accounting
  principles(a)(c)................    (3,186)            99         3,175          4,609         3,767
                                    --------       --------      --------       --------      --------
Net income/(loss).................    (3,186)            99         3,175          4,609         3,767
                                    --------       --------      --------       --------      --------
FINANCIAL SERVICES
Revenues..........................  $ 16,235       $ 15,806      $ 13,267       $ 10,253      $  8,096
Income before income taxes and
  cumulative effects of changes in
  accounting principles...........     1,465          1,220           874          1,031         1,386
Income before cumulative effects
  of changes in accounting
  principles (b)(d)(e)............       928            761           660            691           858
                                    --------       --------      --------       --------      --------
Net income........................       928            761           660            691           858
                                    --------       --------      --------       --------      --------
TOTAL COMPANY
Income/(loss) before income taxes
  and cumulative effects of
  changes in accounting
  principles......................  $ (2,587)      $  1,495      $  6,030       $  8,343      $  7,885
Provision/(credit) for income
  taxes...........................      (395)           530         2,113          2,999         3,226
Minority interests in net income
  of subsidiaries.................        66            105            82             44            34
                                    --------       --------      --------       --------      --------
Income/(loss) before cumulative
  effects of changes in accounting
  principles(a)(b)(c)(d)(e).......    (2,258)           860         3,835          5,300         4,625
Cumulative effects of changes in
  accounting principles...........        --             --            --             --            --
                                    --------       --------      --------       --------      --------
Net income/(loss).................  $ (2,258)      $    860      $  3,835       $  5,300      $  4,625
                                    ========       ========      ========       ========      ========
TOTAL COMPANY DATA PER SHARE OF
  COMMON AND CLASS B STOCK(F)
Income/(loss) before cumulative
  effects of changes in accounting
  principles......................  $  (2.40)      $   0.93      $   4.11       $   5.48      $   4.53
Income/(loss)
  Basic...........................     (2.40)          0.93          4.11           5.48          4.53
  Diluted.........................     (2.40)          0.92          4.06           5.40          4.46
Cash dividends....................      0.98           1.50          1.50           1.15          0.79
Common stock price range (NYSE)
  High............................        18 7/8         24 9/16       28 5/16        27 1/2        28 5/32
  Low.............................        11 11/16       12 1/2        20 11/16       19 1/32       14 7/32
Average number of shares of Common
  and Class B stock outstanding
  (in millions)...................       952            926           934            968         1,022
TOTAL COMPANY BALANCE SHEET DATA
  AT YEAR-END
Assets
  Automotive......................  $ 52,397       $ 50,824      $ 45,819       $ 43,128      $ 39,734
  Financial Services..............   122,032        122,839       115,074        100,239        76,260
                                    --------       --------      --------       --------      --------
    Total assets..................  $174,429       $173,663      $160,893       $143,367      $115,994
Long-term debt
  Automotive......................  $  6,539       $  4,553      $  1,137       $  1,336      $  2,058
  Financial Services..............    43,680         40,779        37,784         30,777        26,009
Stockholders' equity(g)...........    22,690         23,238        22,728         21,529        18,493

-------------------------
(a) 1989 includes an after-tax loss of $424 million from the sale of Rouge Steel Company.
(b) 1994 includes an after-tax loss of $440 million from the sale of Granite Savings Bank (formerly First Nationwide Bank).
(c) 1995 includes a gain of $230 million from the dissolution of Autolatina, the Company's joint venture with Volkswagen AG in Brazil and Argentina.
(d) 1996 includes gains of $650 million on the sale of The Associates' common stock and $95 million on the sale of USL Capital's assets, offset partially by a net write-down of $233 million for Budget Rent a Car Corporation.
(e) 1997 includes a gain of $269 million on the sale of Hertz common stock.
(f) Share data have been adjusted to reflect stock dividends and stock splits.
(g) The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.

SUMMARY OF
---------------------------------
OPERATIONS, CONT.                    1997       1996       1995       1994       1993       1992       1991       1990       1989
---------------------------------    ----       ----       ----       ----       ----       ----       ----       ----       ----
TOTAL COMPANY FACILITY AND
  TOOLING DATA
Capital expenditures for
  facilities (excluding special
  tools).........................  $  5,695   $  5,362   $  5,455   $  5,236   $  4,339   $  3,613   $  3,611   $  4,702   $  4,412
Depreciation.....................    10,404      9,519      8,954      7,207      5,456      4,658      3,956      3,185      2,720
Expenditures for special tools...     3,022      3,289      3,542      3,310      2,475      2,177      2,236      2,556      2,354
Amortization of special tools....     3,179      3,272      2,765      2,129      2,012      2,097      1,822      1,695      1,509
TOTAL COMPANY EMPLOYEE DATA --
  WORLDWIDE
Payroll..........................  $ 17,187   $ 17,616   $ 16,567   $ 15,853   $ 13,750   $ 13,754   $ 12,850   $ 14,014   $ 13,327
Total labor costs................    25,546     25,689     23,758     22,985     20,065     19,850     17,998     18,962     18,152
Average number of employees......   363,892    371,702    346,989    337,728    321,925    325,333    331,977    369,547    366,641
TOTAL COMPANY EMPLOYEE DATA --
  U.S. OPERATIONS
Payroll..........................  $ 10,840   $ 10,961   $ 10,488   $ 10,381   $  8,899   $  8,019   $  7,393   $  8,313   $  8,654
Average number of employees......   189,787    189,718    186,387    180,861    166,995    158,501    156,203    180,228    188,402
Average hourly labor costs(h)
  Earnings.......................  $  22.97   $  22.30   $  21.79   $  21.81   $  20.94   $  19.92   $  19.10   $  18.44   $  17.77
  Benefits.......................     20.48      19.47      18.66      19.13      18.12      19.24      17.97      14.12      13.21
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total hourly labor costs.....  $  43.45   $  41.77   $  40.45   $  40.94   $  39.06   $  39.16   $  37.07   $  32.56   $  30.98
                                   ========   ========   ========   ========   ========   ========   ========   ========   ========
SUMMARY OF VEHICLE UNIT SALES(I)
  (IN THOUSANDS)
NORTH AMERICA
  United States
    Cars.........................     1,614      1,656      1,767      2,036      1,925      1,820      1,588      1,870      2,201
    Trucks.......................     2,402      2,241      2,226      2,182      1,859      1,510      1,253      1,416      1,517
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total United States........     4,016      3,897      3,993      4,218      3,784      3,330      2,841      3,286      3,718
  Canada.........................       319        258        254        281        256        237        259        257        326
  Mexico.........................        97         67         32         92         91        126        112         89         87
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total North America........     4,432      4,222      4,279      4,591      4,131      3,693      3,212      3,632      4,131
EUROPE
  Britain........................       466        516        496        520        464        420        471        607        739
  Germany........................       460        436        409        386        340        407        501        361        326
  Italy..........................       248        180        193        179        172        266        301        219        153
  Spain..........................       155        155        160        163        117        165        128        155        173
  France.........................       153        194        165        180        150        194        190        185        192
  Other countries................       318        339        286        281        250        270        296        289        296
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total Europe...............     1,800      1,820      1,709      1,709      1,493      1,722      1,887      1,816      1,879
OTHER INTERNATIONAL
  Brazil.........................       214        190        201        164        151        117        137        137        157
  Argentina......................       143         64         48         54         49         49         26         18         25
  Australia......................       132        138        139        125        120        105        104        134        154
  Taiwan.........................        79         86        106         97        122        119        107        115        115
  Japan..........................        40         52         57         50         53         64         83         99         82
  Other countries................       103         81         67         63         65         71         67         72         65
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total other
        international............       711        611        618        553        560        525        524        575        598
TOTAL WORLDWIDE CARS AND
  TRUCKS.........................     6,943      6,653      6,606      6,853      6,184      5,940      5,623      6,023      6,608
TOTAL WORLDWIDE TRACTORS(J)......        --         --         --         --         --         --         13         66         72
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
TOTAL WORLDWIDE VEHICLE UNIT
  SALES..........................     6,943      6,653      6,606      6,853      6,184      5,940      5,636      6,089      6,680
                                   ========   ========   ========   ========   ========   ========   ========   ========   ========

SUMMARY OF
---------------------------------
OPERATIONS, CONT.                    1988       1987
---------------------------------    ----       ----
TOTAL COMPANY FACILITY AND
  TOOLING DATA
Capital expenditures for
  facilities (excluding special
  tools).........................  $  3,148   $  2,415
Depreciation.....................     2,458      2,107
Expenditures for special tools...     1,634      1,343
Amortization of special tools....     1,335      1,353
TOTAL COMPANY EMPLOYEE DATA --
  WORLDWIDE
Payroll..........................  $ 13,010   $ 11,670
Total labor costs................    18,108     16,567
Average number of employees......   358,939    350,320
TOTAL COMPANY EMPLOYEE DATA --
  U.S. OPERATIONS
Payroll..........................  $  8,477   $  7,765
Average number of employees......   185,651    180,944
Average hourly labor costs(h)
  Earnings.......................  $  17.39   $  16.50
  Benefits.......................     13.07      12.38
                                   --------   --------
    Total hourly labor costs.....  $  30.46   $  28.88
                                   ========   ========
SUMMARY OF VEHICLE UNIT SALES(I)
  (IN THOUSANDS)
NORTH AMERICA
  United States
    Cars.........................     2,364      2,176
    Trucks.......................     1,537      1,480
                                   --------   --------
      Total United States........     3,901      3,656
  Canada.........................       349        349
  Mexico.........................        63         35
                                   --------   --------
      Total North America........     4,313      4,040
EUROPE
  Britain........................       753        628
  Germany........................       332        328
  Italy..........................        98         93
  Spain..........................       158        159
  France.........................       168        162
  Other countries................       290        285
                                   --------   --------
      Total Europe...............     1,799      1,655
OTHER INTERNATIONAL
  Brazil.........................       154        129
  Argentina......................        30         33
  Australia......................       132        128
  Taiwan.........................        88         55
  Japan..........................        60         49
  Other countries................        86         82
                                   --------   --------
      Total other
        international............       550        476
TOTAL WORLDWIDE CARS AND
  TRUCKS.........................     6,662      6,171
TOTAL WORLDWIDE TRACTORS(J)......        77         64
                                   --------   --------
TOTAL WORLDWIDE VEHICLE UNIT
  SALES..........................     6,739      6,235
                                   ========   ========

-------------------------
(h) Per hour worked (in dollars). Excludes data for subsidiary companies.

(i) Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

(j) Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.

                 FINANCIAL REVIEW OF FORD MOTOR COMPANY RESULTS

OVERVIEW

     Ford's worldwide net income was a record $6,920 million in 1997, or $5.62 per diluted share of Common and Class B Stock, compared with $4,446 million, or $3.64 per diluted share in 1996.

     Ford's earnings in 1997 were up $2,474 million or 56% from 1996, reflecting primarily improved Automotive operating results in North America, South America and Europe, offset partially by lower earnings in Financial Services. The Company's worldwide sales and revenues were a record $153.6 billion in 1997, up $6.6 billion or 5% from 1996. Vehicle unit sales of cars and trucks were a record 6,943,000, up 290,000 units or 4% from a year ago. Stockholders' equity was $30.7 billion at December 31, 1997, compared with $26.8 billion at December 31, 1996.

     In 1997, Automotive capital expenditures for new products and facilities totaled $8.1 billion, down $67 million from 1996. Automotive cash and marketable securities were a record $20.8 billion at December 31, 1997, up $5.4 billion from December 31, 1996. Automotive debt at December 31, 1997 totaled $8.1 billion, unchanged from a year ago. Automotive net cash was a record $12.7 billion at December 31, 1997.

Fourth Quarter 1997

     In fourth quarter 1997, Ford earned a record $1,796 million, or $1.45 per diluted share of Common and Class B Stock, compared with $1,204 million, or $0.99 per diluted share in fourth quarter 1996.

     Ford's net income for fourth quarter 1997 and 1996 was as follows (in millions):

                                                                NET INCOME/(LOSS)
                                                                ------------------
                                                                FOURTH     FOURTH
                                                                QUARTER    QUARTER
                                                                 1997       1996
                                                                -------    -------
U.S. Automotive.............................................    $1,193     $  628
Automotive Outside U.S.
- Europe....................................................       158        (88)
- South America.............................................       (71)      (287)
- Other.....................................................        61        137
                                                                ------     ------
Total Automotive Outside U.S................................       148       (238)
                                                                ------     ------
Total Automotive............................................     1,341        390
Financial Services..........................................       455        814
                                                                ------     ------
  Total Company.............................................    $1,796     $1,204
                                                                ======     ======

     Earnings for Automotive operations in the U.S. improved in fourth quarter 1997, compared with fourth quarter 1996, primarily as a result of cost reductions (at constant volume and mix).

     Automotive operations in Europe earned a profit in fourth quarter 1997, compared with a loss a year ago. The improvement reflected primarily increased volume and nonrecurrence of 1996 separation costs. Lower losses in South America in fourth quarter 1997 reflected primarily nonrecurrence of 1996 separation costs, improved volume and mix, and cost reductions.

     Lower earnings for Financial Services operations reflected nonrecurrence of 1996 one-time actions and a higher effective tax rate.

RESULTS OF OPERATIONS

     Ford's full year net income for worldwide Automotive operations in 1997, 1996 and 1995, was as follows (in millions):

                                                              NET INCOME/(LOSS)
                                                          --------------------------
                                                           1997      1996      1995
                                                           ----      ----      ----
U.S. Automotive.......................................    $3,706    $2,007    $1,843
Automotive Outside U.S.
- Europe..............................................       273      (291)      116
- South America.......................................        40      (642)      (94)
- Other...............................................       695       581       191
                                                          ------    ------    ------
Total Automotive Outside U.S..........................     1,008      (352)      213
                                                          ------    ------    ------
  Total Automotive....................................    $4,714    $1,655    $2,056
                                                          ======    ======    ======

     Ford's full year net income for worldwide Financial Services operations in 1997, 1996 and 1995, was as follows (in millions):

                                                              NET INCOME/(LOSS)
                                                          --------------------------
                                                           1997      1996      1995
                                                           ----      ----      ----
Ford Credit...........................................    $1,031    $1,441    $1,579
The Associates........................................     1,032       857       723
USL Capital...........................................        --       191       135
Hertz.................................................       202       159       105
One-Time Actions
- Gain on sale of Common Stock of The Associates and
  Hertz...............................................       269       650        --
- Sale of USL Capital assets..........................        --        95        --
- Budget Rent a Car write-down........................        --      (233)       --
Minority Interests, Eliminations and Other............      (328)     (369)     (459)
                                                          ------    ------    ------
  Total Financial Services............................    $2,206    $2,791    $2,083
                                                          ======    ======    ======
Memo: Ford's share of earnings in
The Associates........................................    $  832    $  745    $  723
Hertz.................................................       168       159       105

1997 RESULTS OF OPERATIONS

Automotive Operations

     Earnings for Automotive operations in the U.S. were a record $3,706 million, up $1,699 million in 1997 compared with a year ago. The increase reflected higher margins from ongoing cost, quality, and vehicle mix improvements. The after-tax return on sales was 4.6% in 1997, up 1.9 points from a year ago.

     The U.S. economy continued on a path of strong growth, low unemployment, and moderate inflation in 1997. Car and truck industry volumes totaled 15.5 million units in 1997, about the same level as 1996. Ford's combined U.S. car and truck share was 25%, down 2/10 of a point from 1996.

     Automotive operations in Europe returned to profitability in 1997 with earnings of $273 million compared with a loss of $291 million a year ago. The improvement reflected primarily lower operating costs (at constant volume and mix), offset partially by lower volume.

     European car and truck industry volumes totaled 15 million units in 1997, compared with 14.3 million units in 1996. Ford's combined European car and truck share was 11.4%, down 4/10 of a point from 1996.

     Automotive operations in South America returned to profitability, earning $40 million in 1997 compared with a loss of $642 million a year ago. Higher earnings reflected primarily improved volume and mix, and lower material costs (at constant volume and mix). In 1997, car and truck industry volumes in Brazil (the largest market in South America) totaled 1.9 million units. Ford's combined car and truck market share in Brazil was 14.5% in 1997, up 3.8 points from 1996.

Automotive Sales and Total Costs

     Automotive sales totaled $123 billion in 1997, up 4.2% from 1996. Sales in the U.S. were $81 billion in 1997 compared with $76 billion in 1996; sales outside the U.S. totaled $42 billion in 1997, unchanged from 1996. Total costs and expenses were $116 billion in 1997, up $482 million or 4/10 of one percent from 1996. The increases in sales and total costs and expenses were attributable to the effects of higher unit volume and a richer sales mix. Adjusted for constant volume and mix, total automotive costs declined $3 billion in 1997.

Financial Services Operations

     Earnings for Financial Services operations in 1997 were down $585 million, compared with a year ago. Excluding the one-time actions in 1997 and 1996 shown above, results from operations were down $342 million from a year ago.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of Ford Credit's 1997 results of operations.

     Record earnings at The Associates reflected primarily higher levels of earning assets and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net finance receivables were 2.40% in 1997, compared with 2.03% in 1996.

     Record earnings at Hertz reflected continued strong performance in the U.S. car rental market both in terms of increased transaction volume and more favorable pricing.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations

     Automotive cash and marketable securities were $20.8 billion at December 31, 1997, up $5.4 billion from December 31, 1996. Ford paid $2 billion in cash dividends on its Common Stock, Class B Stock and Preferred Stock during 1997.

     Automotive capital expenditures totaled $8.1 billion in 1997, down $67 million from 1996. Capital expenditures were 6.6% of sales in 1997, down 4/10 of a point from 1996. Ford's spending in 1998 for product change is expected to be at lower levels.

     Automotive debt at December 31, 1997 totaled $8.1 billion, which was 21% of total capitalization (stockholders' equity and Automotive debt), down from 23% of total capitalization a year ago.

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

     Outstanding commercial paper at December 31, 1997 totaled $40.9 billion at Ford Credit, $19.5 billion at The Associates, and $1.4 billion at Hertz, with an average remaining maturity of 24 days, 28 days, and 18 days, respectively. Support facilities represent additional sources of funds, if required.

SPIN-OFF OF THE ASSOCIATES

     On March 2, 1998, the Board of Directors of Ford approved the spin-off of The Associates by declaring a dividend on Ford's outstanding shares of Common and Class B Stock consisting in the aggregate of Ford's 80.7% interest (279.5 million shares) in The Associates. The Board of Directors also declared a dividend in cash on shares of Ford stock held in employee savings plans equal to the market value of The Associates stock to be distributed per share of Ford's Common and Class B Stock. Both the spin-off dividend and the cash dividend are payable on April 7, 1998 to stockholders of record on March 12, 1998.

     Holders of Ford Common and Class B Stock on the record date will be entitled to receive 0.262085 shares of The Associates common stock for each share of Ford stock. Based on the closing sale price of The Associates stock of $81.25 per share on March 2, 1998, the total value of the distribution (including the cash dividend) will be $25.8 billion or $21.30 per share of Ford stock. The actual value of the total distribution will depend on the market value of The Associates stock on the distribution date.

     As a result of the spin-off of The Associates, Ford will realize a one-time, non-taxable gain of about $16.5 billion in first quarter 1998.

     In 1996 and 1997, The Associates contributed 16.8% and 12%, respectively, to Ford's consolidated earnings. Generally, the earnings of The Associates have been retained by The Associates to fund its growth.

YEAR 2000 DATE CONVERSION

     An issue affecting Ford and most other companies is whether computer systems and applications will recognize and process the year 2000 and beyond. Ford has a central office to coordinate the identification, evaluation and implementation of changes to systems and applications to achieve compliance with the year 2000 date conversion. Ford is in the process of assessing and implementing necessary changes for all areas of Ford's business which could be impacted; these include such areas as business computer systems, technical infrastructure, dealership systems, plant floor equipment, building infrastructure, end-user computing, affiliates, suppliers and vehicle components.

     Ford has investigated the impact of the year 2000 issue on its vehicle components and does not anticipate any effect on the operational safety or performance of its vehicles. The electronic functionality of such components generally is based on engine cycles or the time elapsed since the vehicle was started, not any particular date. While Ford will continue to investigate its vehicle components, at present it does not anticipate any significant exposure related to the year 2000 issue for its current or future products.

     Ford has established accelerated conversion centers in various regions of the world, and is using these centers, as well as external resources, to address the year 2000 issue. Ford plans to have necessary modifications made to most of its critical systems and applications by the end of 1998 and to complete testing during 1999. Ford, however, has little to no control over whether its suppliers or dealers will make the appropriate modifications to their systems and applications on a timely basis. Ford is working actively through the Automotive Industry Action Group with other manufacturers in assessing and monitoring supplier readiness. In addition, Ford will rely to a certain extent on equipment suppliers for the modifications that must be made to certain Ford manufacturing equipment.

     Based on assessments completed to date and compliance plans in process, Ford does not expect that the year 2000 issue, including the cost of making its critical systems and applications compliant, will have a material effect on its business operations, consolidated financial condition, cash flows, or results of operations. However, if appropriate modifications are not made by Ford's suppliers or dealers on a timely basis, or if Ford's actual costs or timing for the year 2000 date conversion differ materially from its present estimates, Ford's operations and financial results could be significantly adversely affected.

NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

New Standards

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued by the Financial Accounting Standards Board in February 1997. Ford adopted this Standard effective with the 1997 financial statements.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This Statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Ford will adopt this Standard for 1998.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Ford will adopt this Standard for 1998. Management is evaluating the impact, if any, the Standard will have on Ford's present segment reporting.

Interpretations

     Brazil has been considered a highly inflationary economy since the implementation of Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," for fiscal years beginning on or after December 15, 1982. The instability of the local currency in a hyperinflationary economy precludes its use as the functional currency for the measurement of business operations. Ford has used the U.S. dollar as the functional currency for its Brazilian operations during this hyperinflationary period.

     Beginning January 1, 1998, Brazil no longer is considered a highly inflationary economy under SFAS 52. The U.S. dollar will continue to be the designated functional currency for Ford's Brazilian operations in 1998 because business transactions primarily are U.S. dollar based. Therefore, the change to a non-highly inflationary designation will have no effect on Ford's consolidated financial statements in 1998.

     The designated functional currency for Ford Brazil will be reviewed periodically.

OUTLOOK

Industry Sales Volumes

     Ford's outlook for car and truck industry sales in 1998 in its major markets is as follows:

United States   --    Ford expects car and truck industry sales in the U.S. in
                      1998 to be slightly lower than the 15.5 million units in
                      1997.
Europe          --    European car and truck industry sales in 1998 are expected to be about equal to 1997, or about 15 million units.
Brazil          --    Fiscal austerity measures implemented in late 1997 by the
                      Brazilian government are expected to adversely impact 1998 car and truck industry sales in the region.

1998 Financial Targets

     Ford's management has set and communicated certain Automotive financial targets for 1998. While Ford hopes to achieve these goals, they should not be interpreted as projections, expectations or forecasts of 1998 results. The Automotive financial targets for 1998 are as follows:

           AUTOMOTIVE                         1998 TARGET
           ----------                         -----------
North America                      5% return on sales
Europe                             Profitable
South America                      Breakeven (present status is a
                                   loss)
Total costs                        Down $1 billion from 1997 (at
                                   constant volume and mix)
Capital spending                   Lower than 1997

Risk Factors

     Statements included in this report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation: greater price competition in the U.S. and Europe resulting from further weakening of Asian currencies or industry overcapacity; a significant decline in U.S. or European industry sales resulting from slowing economic growth; economic difficulties in South America resulting from Brazilian government austerity programs; a market shift from truck sales in the U.S.; lower-than-anticipated residual values for leased vehicles; increased safety or emissions regulation resulting in higher costs and/or sales restrictions; work stoppages at key Ford or supplier facilities; and the discovery of defects in vehicles resulting in recall campaigns or litigation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Ford is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. For Automotive operations, purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in subsidiaries are frequently denominated in foreign currencies, thereby creating exposures to changes in exchange rates. In addition, Ford also is exposed to changes in prices of commodities used in its Automotive operations. To ensure funding over business and economic cycles and to minimize overall borrowing costs, Financial Services operations issue debt and other payables with various maturity and interest rate structures. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in maturities of liabilities versus the maturities of assets.

     These financial exposures are monitored and managed by Ford as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on Ford's results. The effect of changes in exchange rates, interest rates and commodity prices on Ford's earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins.

     Ford's interest rate risk and its foreign currency exchange rate risk (risks related to commodity derivative positions are not material) is quantified as follows.

          Interest Rate Risk -- Interest rate swaps (including those with a currency swap component) are used by Ford, primarily in its Financial Services operations, to mitigate the effects of interest rate fluctuations on earnings by changing the characteristics of debt to match the characteristics of assets. Ford uses a model to assess the sensitivity of its earnings to changes in market interest rates. The model recalculates earnings by adjusting the rates associated with variable rate instruments on the repricing date and adjusting the rates on fixed rate instruments scheduled to mature in the subsequent twelve months, effective on their scheduled maturity date. Interest income and interest expense are then recalculated based on the revised rates. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments and leased assets, Ford's after-tax earnings would change by $30 million over a 12-month period.

          Foreign Currency Risk -- Ford principally uses derivative financial instruments to hedge assets, liabilities and firm commitments denominated in foreign currencies. Ford uses a value-at-risk (VAR) analysis to assess its exposure to changes in foreign currency exchange rates. The primary assumptions used in the VAR analysis are as follows:

        - A Monte Carlo simulation was used to calculate changes in the value of currency derivative instruments (forwards and options) and all significant underlying exposures. The simulation generated currency rate scenarios over an 18-month exposure horizon and a one-month holding period.

        - The VAR analysis calculates the potential risk, with a 99% confidence level, on firm commitment exposures (cash flows), including the effects of foreign currency derivatives. (Translation exposures were not included in the VAR analysis.) The model assumes currency prices are generally normally distributed and draws volatility data from the currency markets.

        - Estimates of correlations of market factors primarily are drawn from the JP Morgan RiskMetrics(TM) dataset as of December 31, 1997.

     Based on the overall Ford currency exposure at December 31, 1997, including derivative positions, currency movements are projected to affect pre-tax cash flow by less than $250 million, with a 99% confidence level.

ITEM 2. FORD CREDIT PROPERTIES

     Substantially all of Ford Credit's branch operations presently are being conducted from leased properties. At December 31, 1997, Ford Credit's aggregate obligation under leases of real property was $63.3 million.

ITEM 3. FORD CREDIT LEGAL PROCEEDINGS

     Various legal actions, governmental proceedings, and other claims are pending or may be instituted or asserted in the future against Ford Credit and its subsidiaries.

     Ford Credit is a defendant in actions alleging violations of various state and federal regulatory laws concerning financing and insurance, based upon technical interpretations of their requirements. Some of these matters involve or may involve class actions, compensatory, punitive or treble damage claims and attorneys fees in very large amounts, or other requested relief which, if granted, would require very large expenditures.

     The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.

     For a discussion of a pending case against Ford and Ford Credit regarding Ford Credit's leasing practices, see "Business of Ford -- Legal Proceedings -- Lease Residual."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All shares of the registrant's Common Stock at December 31, 1997 were owned by Ford FSG, Inc., a wholly owned subsidiary of Ford, and, accordingly, there was no market for such stock. During 1997, Ford Credit declared and paid cash dividends of $595.5 million. Dividends also were paid in 1996, 1995, 1994 and 1993. Ford Credit may pay additional dividends from time to time depending on Ford Credit's receivables levels, capital requirements, and profitability.

ITEM 6. SELECTED FINANCIAL DATA

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                               1997       1996       1995       1994       1993
                                                               ----       ----       ----       ----       ----
SELECTED INCOME STATEMENT (IN MILLIONS)
Financing revenue
  Operating leases..........................................  $ 8,895    $ 8,224    $ 7,301    $ 5,596    $3,829
  Retail....................................................    5,227      5,001      4,523      4,042     4,120
  Wholesale.................................................    1,588      1,646      1,875      1,329     1,071
  Other.....................................................      392        477        507        411       381
                                                              -------    -------    -------    -------    ------
Total finance revenue.......................................   16,102     15,348     14.206     11,378     9,401
Interest expense............................................    6,527      6,260      5,998      4,209     3,675
Depreciation on operating leases............................    6,188      5,538      5,235      4,083     2,835
                                                              -------    -------    -------    -------    ------
Net financing margin........................................    3,387      3,550      2,973      3,086     2,891
Insurance premiums earned...................................      298        226         --         --        --
Investment and other income.................................    1,202      1,077        791        469       403
                                                              -------    -------    -------    -------    ------
Total financing margin and revenue..........................    4,887      4,853      3,764      3,555     3,294
                                                              -------    -------    -------    -------    ------
Operating expenses..........................................    1,477      1,468      1,211      1,159     1,025
Provision for credit losses.................................    1,338        993        480        294       319
Other insurance expenses....................................      267        207         --         --        --
                                                              -------    -------    -------    -------    ------
Total expenses..............................................    3,082      2,668      1,691      1,453     1,344
                                                              -------    -------    -------    -------    ------
Equity in net income of affiliated companies................        1         55        255        233       198
                                                              -------    -------    -------    -------    ------
Income before income taxes..................................    1,806      2,240      2,328      2,335     2,148
Provision for income taxes..................................      727        731        683        789       778
Minority interests in net income of subsidiaries............       48         68         66         59        45
                                                              -------    -------    -------    -------    ------
    Net income..............................................  $ 1,031    $ 1,441    $ 1,579    $ 1,487    $1,325
                                                              =======    =======    =======    =======    ======
Net income from financing operations........................  $ 1,030    $ 1,386    $ 1,324    $ 1,254    $1,127
Net income from affiliated companies........................        1         55        255        233       198
Cash dividends..............................................      596        949        816        389       413
Return on equity............................................     10.8%      16.1%      19.3%      20.6%     21.4%
Earnings-to-fixed charges ratio.............................      1.3        1.3        1.3        1.5       1.5
SELECTED BALANCE SHEET (IN BILLIONS)
Finance Receivables
  Retail....................................................  $  55.6    $  53.1    $  47.7    $  43.5    $ 39.0
  Wholesale.................................................     21.6       22.7       22.1       19.8      15.4
  Other.....................................................      5.3        5.9        7.4        6.7       5.9
                                                              -------    -------    -------    -------    ------
Total finance receivables, net of unearned income...........     82.5       81.7       77.2       70.0      60.3
  Deduct: Allowance for credit losses.......................     (1.2)      (0.9)      (0.8)      (0.8)     (0.8)
                                                              -------    -------    -------    -------    ------
Finance receivables, net....................................  $  81.3    $  80.8    $  76.4    $  69.2    $ 59.5
Retained interest in sold receivables.......................      1.0        1.1        1.1        0.9       0.7
                                                              -------    -------    -------    -------    ------
Finance receivables, net and retained interest in sold
  receivables...............................................  $  82.3    $  81.9    $  77.5    $  70.1    $ 60.2
                                                              =======    =======    =======    =======    ======
Operating leases, net.......................................  $  34.8    $  30.7    $  25.7    $  20.8    $ 13.2
                                                              =======    =======    =======    =======    ======
Assets
  Financing operations......................................  $ 122.0    $ 121.7    $ 109.5    $  95.4    $ 78.3
  Equity in net assets of affiliated companies..............       --         --        1.7        1.3       1.2
                                                              -------    -------    -------    -------    ------
Total assets................................................  $ 122.0    $ 121.7    $ 111.2    $  96.7    $ 79.5
                                                              =======    =======    =======    =======    ======
CAPITALIZATION (IN BILLIONS)
Debt payable within one year................................  $  55.8    $  52.2    $  49.6    $  45.4    $ 39.2
Debt payable after one year
  Senior....................................................     44.8       45.5       42.3       35.6      27.6
  Subordinated and other....................................      0.1        0.3        0.3         --        --
                                                              -------    -------    -------    -------    ------
Total debt payable after one year...........................     44.9       45.8       42.6       35.6      27.6
                                                              -------    -------    -------    -------    ------
Total debt..................................................    100.7       98.0       92.2       81.0      66.8
Stockholder's equity........................................      9.6        9.2        8.7        7.7       6.7
                                                              -------    -------    -------    -------    ------
Total capital...............................................  $ 110.3    $ 107.2    $ 100.9    $  88.7    $ 73.5
                                                              =======    =======    =======    =======    ======
Debt-to-equity ratio (to 1).................................     10.5       10.6       10.6       10.5      10.0
Debt payable within one year as percent of total capital....     50.6%      48.7%      49.2%      51.1%     53.3%

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

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

     Ford Credit's consolidated net income in 1997 was $1,031 million, down $410 million or 28% from 1996. Compared with results from a year ago, the decrease primarily reflects lower net margins, higher credit losses and loss reserve requirements, and higher taxes. Lower operating costs and higher levels of earning assets were a partial offset.

     The deterioration in net financing margins reflects higher depreciation on operating leases. Higher depreciation resulted from higher residual losses on off-lease vehicles and higher residual reserves. These factors have continued to adversely affect Ford Credit's earnings in 1998.

     Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.89% in 1997 compared with 0.78% in 1996 reflecting higher losses per repossession partially offset by a decrease in repossession rates. The increase in loss per repossession reflects a weaker used vehicle market resulting in Ford Credit realizing lower prices for repossessed units sold at auction.

     Total net finance receivables and net investment in operating leases at December 31, 1997 were $116.1 billion, up $4.6 billion or 4% from a year earlier.

     During 1997, Ford Credit financed 38% of all new cars and trucks sold by Ford Motor Company dealers in the U.S., unchanged from 1996. In Europe, Ford Credit financed 29% of all new vehicles sold by Ford Motor Company, also unchanged from 1996. Ford Credit provided retail customers with financing for
2.5 million new and used vehicles in the United States and 0.7 million in Europe. In 1997, Ford Credit provided wholesale financing for 80% of Ford Motor Company factory sales in the U.S. and 95% of Ford Motor Company factory sales in Europe compared with 80% for the U.S. and 91% for Europe in 1996.

     For the fourth quarter of 1997, Ford Credit's consolidated net income was $218 million, down $167 million from 1996. The deterioration primarily reflects lower net interest margins and higher taxes, partially offset by lower operating costs. Credit losses did not materially increase in the fourth quarter of 1997 compared to the same period a year earlier. Ford Credit believes that credit losses have stabilized and may not continue to increase in 1998.

1996 COMPARED WITH 1995

     Ford Credit's consolidated net income in 1996 was $1,441 million, down $138 million or 9% from 1995. Ford Credit's 1996 financial results include a majority ownership (78%) of Ford Credit Europe and results for

1995 and prior years have been restated to reflect this ownership change. Compared with record results from a year earlier, the decrease primarily reflects the effects of the first quarter restructuring of Ford's Financial Services Group ("FSG"), higher credit losses and higher loss reserve requirements. Higher levels of earning assets and improved net interest margins were a partial offset.

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

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This new accounting standard is not expected to have a material impact on Ford Credit's financial statements. Ford Credit adopted this standard on January 1, 1998 as required.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. This new accounting standard is not expected to have a material impact on Ford Credit's financial statements. Ford Credit adopted this standard on January 1, 1998 as required.

YEAR 2000 DATE CONVERSION

     An issue affecting Ford Credit and most other companies is whether computer systems and applications will recognize and process the year 2000 and beyond. Ford Credit has a Year 2000 Program Office to coordinate the identification, evaluation, and implementation of changes to systems and applications globally to achieve compliance with the year 2000 date conversion. Ford Credit is in the process of assessing and implementing necessary changes for all areas of its business that could be impacted, such as business computer applications, technical infrastructure, end-user computing, building facilities, and vendor-supplied applications and services.

     Ford Credit has investigated the impact of the year 2000 issue on all critical business applications and many are already compliant. Those which are not will be modified or replaced. Plans have been established to complete all necessary modifications to critical applications by the end of 1998. Ford Credit, however, has little or no control over whether its vendors will make the appropriate modifications to applications on a timely basis. Ford Credit is working actively through the Automotive Industry Action Group with other financial services companies in assessing and monitoring supplier readiness. In addition, all vendors will be expected to ensure compliance of business applications and technical services they supply.

     Based on assessments completed to date and compliance plans in process, Ford Credit does not expect that the year 2000 issue, including the cost of making its critical systems and applications compliant on a timely basis, will have a material adverse effect on its business operations, consolidated financial condition, cash flows, or results of operations. However, if appropriate modifications are not made by Ford Credit's vendors, or if Ford Credit's actual costs or timing for the year 2000 date conversion differ materially from its present estimates, Ford Credit's operations and financial results could be significantly adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Ford Credit is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. To ensure funding over business and economic cycles and to minimize overall borrowing costs, Ford Credit issues debt and other payables with various maturity and interest rate structures. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the differences in maturities of liabilities versus the maturities of assets.

     These financial exposures are monitored and managed by Ford Credit as an integral part of the overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects on Ford Credit's operating results. The effect of changes in exchange rates and interest rates on Ford Credit's results generally has been small relative to other factors.

     The following quantifies Ford Credit's interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

     Interest rate swaps (including those with a currency swap component) are used by Ford Credit to mitigate the effects of interest rate fluctuations on earnings by changing the characteristics of its debt to match the characteristics of its assets. Ford Credit uses a model to assess the sensitivity of its earnings to changes in market interest rates. The model recalculates earnings by adjusting the rates associated with variable rate instruments on the repricing date and adjusting the rates on fixed rate instruments scheduled to mature in the subsequent twelve months, effective on their scheduled maturity date. Interest income and interest expense are then recalculated based on the revised rates. Assuming an instantaneous decrease of one percentage point in interest rates applied to all financial instruments and leased assets, Ford Credit's after-tax earnings would have declined by $30 million over the ensuing twelve month period.

Foreign Currency Risk

     Ford Credit's foreign currency risk is substantially reduced by the natural hedging process of both borrowing and lending in the local currencies of the home countries. Additionally, Ford Credit uses foreign currency agreements to hedge specific debt instruments and intercompany loans. Ford Credit's earnings in the ensuing twelve month period would not be materially affected by an instantaneous 10% change in foreign currency exchange rates.

     Additional information called for by Item 7 and Item 7A is incorporated herein by reference from Item 1 -- Business -- "Business of Ford Credit -- Credit Loss Experience", "Business of Ford Credit -- Borrowings and Other Sources of Funds", and "Certain Transactions with Ford and Affiliates", and Item 8 -- "Financial Statements and Supplementary Data".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Item 8 is set forth at pages FC-1 through FC-24 of this Form 10-K Report, is incorporated herein by reference and is listed in the Index to Financial Statements as set forth in Item 14(a)(1) and 14(a)(2).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

Report of Independent Accountants

Ford Motor Credit Company and Subsidiaries

     Consolidated Statement of Income for the Years Ended December 31, 1997, 1996 and 1995.

     Consolidated Balance Sheet, December 31, 1997 and 1996.

     Consolidated Statement of Stockholder's Equity, 1997, 1996 and 1995.

     Consolidated Statement of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

     Notes to Financial Statements.

     The financial statements and notes to financial statements listed above and the schedule listed below are incorporated by reference in Item 8 of this Report from pages FC-1 through FC-24 of this Form 10-K Report.

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

(a) 3. Exhibits

 DESIGNATION                        DESCRIPTION                                 METHOD OF FILING
 -----------                        -----------                                 ----------------
Exhibit 3-A           Restated Certificate of Incorporation           Filed as Exhibit 3-A to Ford Motor
                      of Ford Motor Credit Company.                   Credit Company Report on Form 10-K
                                                                      for the year ended December 31, 1987
                                                                      and incorporated herein by reference.
                                                                      File No. 1-6368.
Exhibit 3-B           By-Laws of Ford Motor Credit Company as         Filed as Exhibit 3-B to Ford Motor
                      amended through March 2, 1988.                  Credit Company Report on Form 10-K
                                                                      for the year ended December 31, 1987
                                                                      and incorporated herein by reference.
                                                                      File No. 1-6368.
Exhibit 4-A           Form of Indenture dated as of August 1,         Filed as Exhibit 4-A to Ford Motor
                      1984 between Ford Motor Credit Company          Credit Company Registration Statement
                      and The Chase Manhattan Bank (National          No. 2-92561 and incorporated herein
                      Association) relating to Debt                   by reference.
                      Securities.

 DESIGNATION                        DESCRIPTION                                 METHOD OF FILING
 -----------                        -----------                                 ----------------
Exhibit 4-A-1         Form of First Supplemental Indenture            Filed as Exhibit 4-C to Ford Motor
                      dated August 15, 1986 between Ford              Credit Company Registration Statement
                      Motor Credit Company and The Chase              No. 33-8126 and incorporated herein
                      Manhattan Bank (National Association)           by reference.
                      supplementing the Indenture designated
                      as Exhibit 4-A.
Exhibit 4-A-2         Form of Second Supplemental Indenture           Filed as Exhibit 4-B to Ford Motor
                      dated as of October 15, 1986 between            Credit Company Current Report on Form
                      Ford Motor Credit Company and The Chase         8-K dated October 17, 1986 and
                      Manhattan Bank (National Association)           incorporated herein by reference.
                      supplementing the Indenture designated          File No. 1-6368.
                      as Exhibit 4-A.
Exhibit 4-B           Form of Indenture dated as of February          Filed as Exhibit 4-A to Ford Motor
                      1, 1985 between Ford Motor Credit               Credit Company Registration Statement
                      Company and Manufacturers Hanover Trust         No. 2-95568 and incorporated herein
                      Company relating to Debt Securities.            by reference.
Exhibit 4-B-1         Form of First Supplemental Indenture            Filed as Exhibit 4-B to Ford Motor
                      dated as of April 1, 1986 between Ford          Credit Company Current Report on Form
                      Motor Credit Company and Manufacturers          8-K dated April 29, 1986 and
                      Hanover Trust Company supplementing the         incorporated herein by reference.
                      Indenture designated as Exhibit 4-B.            File No. 1-6368.
Exhibit 4-B-2         Form of Second Supplemental Indenture           Filed as Exhibit 4-B to Ford Motor
                      dated as of September 1, 1986 between           Credit Company Current Report on Form
                      Ford Motor Credit Company and                   8-K dated August 28, 1986 and
                      Manufacturers Hanover Trust Company             incorporated herein by reference.
                      supplementing the Indenture designated          File No. 1-6368.
                      as Exhibit 4-B.
Exhibit 4-B-3         Form of Third Supplemental Indenture            Filed as Exhibit 4-E to Ford Motor
                      dated as of March 15, 1987 between Ford         Credit Company Registration Statement
                      Motor Credit Company and Manufacturers          No. 33-12928 and incorporated herein
                      Hanover Trust Company supplementing the         by reference.
                      Indenture designated as Exhibit 4-B.
Exhibit 4-B-4         Form of Fourth Supplemental Indenture           Filed as Exhibit 4-F to
                      dated as of April 15, 1988 between Ford         Post-Effective Amendment No. 1 to
                      Motor Credit Company and Manufacturers          Ford Motor Credit Company
                      Hanover Trust Company supplementing the         Registration No. 33-20081 and
                      Indenture designated as Exhibit 4-B.            incorporated herein by reference.

 DESIGNATION                        DESCRIPTION                                 METHOD OF FILING
 -----------                        -----------                                 ----------------
Exhibit 4-B-5         Form of Fifth Supplemental Indenture            Filed as Exhibit 4-G to Ford Motor
                      dated as of September 1, 1990 between           Credit Company Registration Statement
                      Ford Motor Credit Company and                   No. 33-36946 and incorporated hereby
                      Manufacturers Hanover Trust Company             by reference.
                      supplementing the Indenture designated
                      as Exhibit 4-B.
Exhibit 4-C           Indenture dated as of November 1, 1987          Filed as Exhibit 4-A to Ford Motor
                      between Ford Motor Credit Company and           Credit Company Current Report on Form
                      Continental Bank, National Association          8-K dated December 10, 1990 and
                      relating to Debt Securities.                    incorporated herein by reference.
                                                                      File No. 1-6368.
Exhibit 4-D           Indenture dated as of August 1, 1994            Filed as Exhibit 4-A to Ford Motor
                      between Ford Motor Credit Company and           Credit Company Registration Statement
                      First Union National Bank relating to           No. 33-55237.
                      Debt Securities.
Exhibit 10-J          Copy of Amended and Restated Profit             Filed as Exhibit 10-J to Ford Motor
                      Maintenance Agreement dated as of July          Credit Company Report on Form 10-K
                      1, 1993 between Ford Motor Credit               for the year ended December 31, 1993
                      Company and Ford Motor Company.                 and incorporated herein by reference.
                                                                      File No. 1-6368.
Exhibit 10-X          Copy of Agreement dated as of February          Filed as Exhibit 10-X to Ford Motor
                      1, 1980 between Ford Motor Company and          Credit Company Report on Form 10-K
                      Ford Motor Credit Company.                      for the year ended December 31, 1980
                                                                      and incorporated herein by reference.
                                                                      File No. 1-6368.
Exhibit 12-A          Calculation of Ratio of Earnings to             Filed with this Report.
                      Fixed Charges of Ford Credit.
Exhibit 12-B          Calculation of Ratio of Earnings to             Filed with this Report.
                      Combined Fixed Charges and Preferred
                      Stock Dividends of Ford.
Exhibit 23            Consent of Independent Accountants.             Filed with this Report.
Exhibit 24            Powers of Attorney.                             Filed with this Report.

     Instruments defining the rights of holders of certain issues of long-term debt of the registrant have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the registrant. The registrant agrees to furnish a copy of each of such instruments to the Commission upon request.

(b) Reports on Form 8-K

     Ford Credit filed the following Reports on Form 8-K during the quarter ended December 31, 1997, none of which contained financial statements:

DATE OF REPORT                                             ITEM
--------------                                             ----
October 8, 1997........................................    Item 5 -- Other Events
October 9, 1997........................................    Item 5 -- Other Events
October 11, 1997.......................................    Item 5 -- Other Events

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

                                          Date: March 19, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
              KENNETH WHIPPLE*                 Chairman of the Board of Directors and  March 19, 1998
---------------------------------------------  Director (principal executive officer)
              (Kenneth Whipple)

             KENNETH J. COATES*                Director and Executive Vice President   March 19, 1998
---------------------------------------------  --Finance and Administration
             (Kenneth J. Coates)

             ELIZABETH S. ACTON*               Vice President -- Finance and Chief     March 19, 1998
---------------------------------------------  Financial Officer
            (Elizabeth S. Acton)

              JOHN G. CLISSOLD*                Director                                March 19, 1998
---------------------------------------------
             (John G. Clissold)

              EDSEL B. FORD II*                Director                                March 19, 1998
---------------------------------------------
             (Edsel B. Ford II)

               JOHN M. DEVINE*                 Director                                March 19, 1998
---------------------------------------------
              (John M. Devine)

              GREGORY C. SMITH*                Director                                March 19, 1998
---------------------------------------------
             (Gregory C. Smith)

            MALCOLM S. MACDONALD*              Director                                March 19, 1998
---------------------------------------------
           (Malcolm S. Macdonald)

             DAVID C. FLANIGAN*                Director                                March 19, 1998
---------------------------------------------
             (David C. Flanigan)

*By       RICHARD P. CONRAD
     ---------------------------
         (Richard P. Conrad,
          Attorney-in-Fact)

                         INDEX TO FINANCIAL STATEMENTS

Ford Motor Credit Company and Subsidiaries
Report of Independent Accountants...........................    FC-1
Consolidated Statement of Income............................    FC-2
Consolidated Balance Sheet..................................    FC-3
Consolidated Statement of Stockholder's Equity..............    FC-4
Consolidated Statement of Cash Flows........................    FC-5
Notes to Financial Statements...............................    FC-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:

     We have audited the consolidated balance sheets of Ford Motor Credit Company and Subsidiaries at December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Motor Credit Company and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Detroit, Michigan
January 26, 1998

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN MILLIONS)

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1997        1996        1995
                                                                ----        ----        ----
Financing revenue
  Operating leases..........................................  $ 8,895.2   $ 8,223.6   $ 7,300.8
  Retail....................................................    5,226.9     5,000.7     4,522.7
  Wholesale.................................................    1,588.4     1,645.8     1,875.2
  Other.....................................................      391.4       477.5       507.1
                                                              ---------   ---------   ---------
       Total financing revenue..............................   16,101.9    15,347.6    14,205.8
Interest expense............................................   (6,527.1)   (6,259.7)   (5,998.3)
Depreciation on operating leases............................   (6,188.2)   (5,537.6)   (5,235.1)
                                                              ---------   ---------   ---------
       Net financing margin.................................    3,386.6     3,550.3     2,972.4
Other Revenue
  Insurance premiums earned.................................      298.3       225.7          --
  Investment and other income...............................    1,202.8     1,076.9       791.4
                                                              ---------   ---------   ---------
       Total financing margin and revenue...................    4,887.7     4,852.9     3,763.8
Expenses
  Operating expenses........................................    1,477.4     1,467.4     1,211.0
  Provision for credit losses...............................    1,338.2       993.3       480.4
  Other insurance expenses..................................      267.1       207.3          --
                                                              ---------   ---------   ---------
       Total expenses.......................................    3,082.7     2,668.0     1,691.4
                                                              ---------   ---------   ---------
Equity in net income of affiliated companies................        1.0        55.3       255.4
                                                              ---------   ---------   ---------
Income before income taxes..................................    1,806.0     2,240.2     2,327.8
Provision for income taxes..................................      726.8       731.6       682.9
                                                              ---------   ---------   ---------
Income before minority interests............................    1,079.2     1,508.6     1,644.9
Minority interests in net income of subsidiaries............       48.4        68.0        65.5
                                                              ---------   ---------   ---------
Net income..................................................  $ 1,030.8   $ 1,440.6   $ 1,579.4
                                                              =========   =========   =========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1997         1996
                                                                 ----         ----
ASSETS
  Cash and cash equivalents.................................  $    689.5   $  2,716.0
  Investments in securities.................................       887.9      1,324.8
  Finance receivables, net and retained interest in sold
     receivables............................................    82,311.2     81,972.1
  Net investment, operating leases..........................    34,746.0     30,645.2
  Notes and accounts receivable from affiliated companies...       734.2      1,133.0
  Equity in net assets of affiliated companies..............        49.6         44.4
  Other assets..............................................     2,554.9      3,860.9
                                                              ----------   ----------
          Total assets......................................  $121,973.3   $121,696.4
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Liabilities
     Accounts payable
       Trade, customer deposits, and dealer reserves........  $  2,835.0   $  3,362.6
       Affiliated companies.................................     2,815.7      2,315.2
                                                              ----------   ----------
            Total accounts payable..........................     5,650.7      5,677.8
     Debt...................................................   100,725.0     98,024.3
     Deferred income taxes..................................     2,732.2      4,260.4
     Other liabilities and deferred income..................     2,803.2      2,929.9
                                                              ----------   ----------
            Total liabilities...............................   111,911.1    110,892.4
  Minority interests in net assets of subsidiaries..........       477.7      1,313.8
  Preferred stockholder's equity in a subsidiary company....          --        286.5
  Stockholder's Equity
     Capital stock, par value $100 a share, 250,000 shares
      authorized, issued and outstanding....................        25.0         25.0
     Paid-in surplus (contributions by stockholder).........     3,891.6      3,747.6
     Note receivable from affiliated company................    (1,517.0)    (1,517.0)
     Unrealized gain on investments in securities available
      for sale, net of taxes................................        46.9         56.9
     Foreign currency translation adjustments...............      (189.4)        (0.9)
     Earnings retained for use in the business..............     7,327.4      6,892.1
                                                              ----------   ----------
            Total stockholder's equity......................     9,584.5      9,203.7
                                                              ----------   ----------
            Total liabilities and stockholder's equity......  $121,973.3   $121,696.4
                                                              ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN MILLIONS)

                                                                  1997        1996         1995
                                                                  ----        ----         ----
Capital stock
  Common stock:
     Balance, beginning of year.............................    $   25.0    $    25.0    $   25.0
                                                                --------    ---------    --------
          Balance, end of year..............................        25.0         25.0        25.0
Paid in surplus
  Balance, beginning of year................................     3,747.6      1,904.5       917.3
  Contributions from Parent.................................       144.0      1,843.1       987.2
                                                                --------    ---------    --------
          Balance, end of year..............................     3,891.6      3,747.6     1,904.5
Note receivable from affiliated company
  Balance, beginning of year................................    (1,517.0)          --          --
  Addition..................................................          --     (2,949.0)         --
  Payments..................................................          --      1,432.0          --
                                                                --------    ---------    --------
          Balance, end of year..............................    (1,517.0)    (1,517.0)         --
Unrealized gain on investments in securities available for
sale, net of taxes
  Balance, beginning of year................................        56.9         30.9       (70.0)
  Change in unrealized gain.................................       (10.0)        26.0       100.9
                                                                --------    ---------    --------
          Balance, end of year..............................        46.9         56.9        30.9
Foreign currency translation adjustments
  Balance, beginning of year................................        (0.9)       (14.2)      (58.3)
  Translation adjustments during year.......................      (188.5)        13.3        44.1
                                                                --------    ---------    --------
          Balance, end of year..............................      (189.4)        (0.9)      (14.2)
Earnings retained for use in the business
  Balance, beginning of year................................     6,892.1      6,724.5     5,961.4
  Net income................................................     1,030.8      1,440.6     1,579.4
  Dividends
     Cash...................................................      (595.5)      (949.0)     (816.3)
     Other..................................................          --       (324.0)         --
                                                                --------    ---------    --------
          Balance, end of year..............................     7,327.4      6,892.1     6,724.5
                                                                --------    ---------    --------
          Total stockholder's equity........................    $9,584.5    $ 9,203.7    $8,670.7
                                                                ========    =========    ========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                             --------------------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
Cash flows from operating activities
  Net income.............................................    $  1,030.8    $  1,440.6    $  1,579.4
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Provision for credit losses.........................       1,338.2         993.3         480.4
     Depreciation and amortization.......................       6,398.9       5,870.4       5,294.4
     Gain on sales of finance receivables................         (64.5)        (55.9)        (69.2)
     Equity in net income of affiliates..................          (1.0)        (55.3)       (255.4)
     Deferred income taxes...............................         (92.8)      1,105.6         560.7
     Decrease/(increase) in assets.......................         452.6      (1,410.1)       (725.4)
     Increase in liabilities.............................         155.0       1,467.8         785.2
     Other...............................................         302.6        (272.1)        218.0
                                                             ----------    ----------    ----------
          Net cash provided by operating activities......       9,519.8       9,084.3       7,868.1
                                                             ----------    ----------    ----------
Cash flows from investing activities
  Purchase of finance receivables (other than
     wholesale)..........................................     (38,396.0)    (38,895.3)    (35,761.3)
  Collection of finance receivables (other than
     wholesale)..........................................      32,207.8      33,477.7      28,293.0
  Net change in wholesale receivables....................      (1,759.1)     (2,127.6)     (4,035.5)
  Proceeds from sales of finance receivables and
     operating leases....................................       3,850.4       4,668.7       5,422.6
  Purchase of operating lease vehicles...................     (22,917.6)    (21,264.0)    (18,102.6)
  Liquidation of operating lease vehicles................      12,164.0      10,340.5       7,342.3
  Proceeds from sale/maturity of investment securities...       3,169.9       5,767.4          76.4
  Purchase of investment securities......................      (2,732.3)     (4,730.1)           --
  Other..................................................        (148.9)        110.4        (440.7)
                                                             ----------    ----------    ----------
          Net cash used in investing activities..........     (14,561.8)    (12,652.3)    (17,205.8)
                                                             ----------    ----------    ----------
Cash flows from financing activities
  Proceeds from issuance of long-term debt...............      11,826.6      13,433.5      15,528.4
  Principal payments on long-term debt...................     (10,340.8)     (8,322.4)     (7,189.1)
  Change in short-term debt, net.........................       2,212.2         816.9       2,338.7
  Cash dividends paid....................................        (595.5)       (949.0)       (816.3)
  Other..................................................         (57.5)       (169.0)        562.8
                                                             ----------    ----------    ----------
          Net cash provided by financing activities......       3,045.0       4,810.0      10,424.5
Effect of exchange rate changes on cash and cash
  equivalents............................................         (29.5)         (4.1)          7.9
                                                             ----------    ----------    ----------
          Net change in cash and cash equivalents........      (2,026.5)      1,237.9       1,094.7
Cash and cash equivalents, beginning of year.............       2,716.0       1,478.1         383.4
                                                             ----------    ----------    ----------
Cash and cash equivalents, end of year...................    $    689.5    $  2,716.0    $  1,478.1
                                                             ==========    ==========    ==========
Supplementary cash flow information
  Interest paid..........................................    $  6,117.3    $  5,207.7    $  5,618.2
  Taxes paid/(received)..................................         520.2        (291.9)        169.6

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

     Ford Credit's financing operations primarily consist of: the purchase from franchised Ford vehicle dealers of retail installment sale contracts and retail leases; wholesale financing and capital loans to franchised Ford vehicle dealers and other franchises associated with such dealers; and loans to vehicle leasing companies. In addition, certain subsidiaries of Ford Credit provide these financing services in the United States, Europe, Canada, and Australia to non-Ford dealerships. Ford Credit conducts insurance operations through its wholly owned subsidiary, The American Road Insurance Company ("TARIC"). See also
Note 2 for information regarding Ford Credit's ownership changes in TARIC.

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

SALE OF RECEIVABLES AND OPERATING LEASES

     Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", was adopted prospectively effective January 1, 1997 and did not have any material effect on the consolidated financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 1. ACCOUNTING POLICIES -- CONTINUED
     Ford Credit periodically sells finance receivables through special purpose subsidiaries, retains the servicing rights, and receives a servicing fee which is recognized as collected over the remaining term of the related sold finance receivables. Estimated gains or losses from the sale of finance receivables are recognized in the period in which the sale occurs. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale (see Note 4). The retained interest includes servicing rights, interest only (IO) strips, and subordinated certificates. Excess servicing assets related to sales occurring prior to 1997 were reclassified as IO strips in connection with the adoption of SFAS 125. These financial instruments are recorded at market.

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

RESIDUAL VALUES

     The Company has significant investments in the residual values of its leasing portfolios. Residual values represent estimates of the value of the assets at the end of the contract terms and are initially calculated based on appraisals and estimates. Residual values are reviewed on a regular basis to determine that recorded amounts are appropriate. Estimated reserves for residual values are based on assumptions as to used car prices at lease termination and the number of vehicles that will be returned to the Company. These assumptions and the related reserve may change based on changing market conditions.

ALLOWANCE FOR CREDIT LOSSES

     An allowance for estimated credit losses is established during the period in which receivables or vehicles leased are acquired and is based on historical experience and other factors that affect collectibility. The allowance for estimated credit losses includes a provision for certain non-homogenous, impaired loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Collateral held for resale included in other assets is carried at its estimated fair value at the date of repossession net of estimated disposal costs. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

INSURANCE LIABILITIES

     A liability for reported insurance claims and an estimate of unreported insurance claims is provided for based on past experience and is included in other liabilities and deferred income.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 1. ACCOUNTING POLICIES -- CONTINUED
DERIVATIVE FINANCIAL INSTRUMENTS

     Ford Credit operates in many countries worldwide, and is exposed to market risks, including the effects of changes in interest rates and foreign currency exchange rates. Ford Credit issues debt and other payables with various maturities, interest rate structures and in various currencies, to ensure funding over business and economic cycles and to minimize overall borrowing costs. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in maturities of liabilities versus the maturities of assets. The financial exposures are monitored and managed in accordance with Ford Credit's established policies and procedures.

     Ford Credit has entered into agreements to manage exposures to fluctuations in interest rates and foreign exchange. These agreements are used to hedge interest rate exposure and to hedge debt denominated in foreign currencies. All such instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of derivatives for speculative purposes.

     Interest rate swap agreements are used to manage the effects of interest rate fluctuations by changing the interest rate characteristics of Ford Credit's debt to match the interest rate characteristics of related assets. All interest rate swap agreements are designated to hedge either a specific debt issue or pool of debt. The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the underlying debt.

     Foreign currency agreements including swaps and forward contracts are used to manage foreign exchange exposure. All currency swaps and forward contracts are designated to hedge specific foreign currency denominated debt instruments or intercompany loans. The differential paid or received on these contracts is recognized on an accrual basis as an adjustment to interest expense. Unrealized gains or losses are recognized concurrently with foreign currency translation gains and losses on the underlying debt.

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

NOTE 2. ACQUISITIONS AND DIVESTITURES

     During 1997 and 1996, the following significant actions were completed:

     - Effective January 1, 1997, Ford Credit sold its interest in Ford New Holland Credit Company to FiatAllis North America, Inc. ("Fiat") and New Holland (Canada) Credit Holding Ltd. ("Fiat Canada").

     - In December 1996, Ford, FSG, Inc. ("FFSGI") contributed ownership of Ford Credit Europe to Ford Credit.

     - During 1996, the majority of Ford Credit's diversified assets managed by USL Capital Corporation was sold.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 2. ACQUISITIONS AND DIVESTITURES -- CONTINUED
     - In March 1996, Ford Holdings, Inc. ("FHI") contributed ownership of TARIC to Ford Credit.

     - In February 1996, Ford Credit exchanged substantially all of its common stock interest in FHI for a promissory note.

     These actions are further discussed in the following sections.

SALE OF FORD NEW HOLLAND CREDIT COMPANY

     Ford Credit sold its 51% majority ownership of Ford New Holland Credit Company to Fiat and Fiat Canada. The sale was effective January 1, 1997 and was not material to Ford Credit's financial statements.

CONTRIBUTION OF FORD CREDIT EUROPE

     During the fourth quarter 1996, FFSGI contributed its ownership interest in Ford Credit Europe (approximately 78% ownership) to Ford Credit. The transaction was recorded at book value. Prior years' financial statements were restated to include Ford Credit Europe. The preferred stock of Ford Credit Europe was owned by Ford.

     In November 1997, Ford Credit Europe converted the Ford-held preferred stock to common stock and issued additional common stock to Ford. Ford Credit's ownership in Ford Credit Europe is approximately 70% at December 31, 1997.

INVESTMENT IN LEASING PARTNERSHIP

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

     On December 31, 1997, Ford Credit sold its partnership interest to Ford Leasing Corporation, an affiliate company. The transaction was recorded at book value.

CONTRIBUTION OF TARIC

     FHI contributed TARIC to Ford Credit on March 29, 1996. The transaction was recorded by Ford Credit at TARIC's book value as a credit to paid-in surplus.

INVESTMENT IN FHI

     FHI is a holding company whose principal asset at December 31,1996 was an equity investment in FFSGI. FFSGI is a holding company which owns substantially all of Ford's financial services activities.

     On February 28, 1996, FHI purchased substantially all of Ford Credit's common stock interest in FHI for $2,949 million. FHI issued a promissory note to Ford Credit for the purchase amount. The excess of the value received over the book value of the FHI investment ($1,296.2 million) was credited to Ford Credit's paid-in surplus. On April 2, 1996 and December 11, 1996, Ford Credit received cash payments on the note of $1,032 million and $400 million, respectively. The unpaid portion of the promissory note ($1,517 million at December 31, 1997) is reflected as a reduction to stockholder's equity. Ford Credit's investment in FHI at December 31, 1997 is $62.7 million. Prior to this transaction, Ford Credit owned 45% of Ford Holdings' common stock and accounted for its investment in FHI under the equity method. Ford owned the remaining common stock in FHI representing 55% of the voting power.

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

     Condensed income statement information of FHI for the year ended December 31, 1995 and the two months ended February 29, 1996 was as follows:

                                                                   TWO MONTHS
                                                                      ENDED
                                                                FEBRUARY 29, 1996      1995
                                                                -----------------      ----
                                                                        (IN MILLIONS)
INCOME STATEMENT
  Revenue...................................................         $350.4          $7,047.4
  Income before income taxes................................          120.9           1,107.1
  Net income................................................          106.5             690.0
  Preferred stock dividend requirements.....................             --             129.8
  Income available for common stockholders..................          106.5             560.2

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

     The fair value of substantially all securities was estimated based on quoted market prices. For securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

     The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1997, by contractual maturity, were as follows:

                                                              AVAILABLE-FOR-SALE      HELD-TO-MATURITY
                                                              -------------------    ------------------
                                                              AMORTIZED     FAIR     AMORTIZED    FAIR
                                                                COST       VALUE       COST       VALUE
                                                              ---------    -----     ---------    -----
                                                                            (IN MILLIONS)
Due in one year or less...................................     $  0.7      $  0.7      $13.9      $13.9
Due after one year through five years.....................      242.7       245.0        9.7        9.8
Due after five years through ten years....................      136.2       139.1        0.6        0.7
Due after ten years.......................................      114.1       116.8        0.7        0.8
Mortgage-backed-securities................................      238.4       239.7         --         --
Equity securities.........................................       53.0       116.0         --         --
                                                               ------      ------      -----      -----
     Total................................................     $785.1      $857.3      $24.9      $25.2
                                                               ======      ======      =====      =====

     Proceeds from sales of available-for-sale securities were $3.2 billion and $5.8 billion in 1997 and 1996, respectively. Gross realized gains and losses for 1997 were $95.1 million and $7.4 million, respectively. Gross realized gains and losses for 1996 were not material.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 3. MARKETABLE AND OTHER SECURITIES -- CONTINUED

     Investments in securities at December 31, 1997 were as follows:

                                                                       GROSS        GROSS
                                                         AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                           COST        GAINS        LOSSES     VALUE
                                                         ---------   ----------   ----------   -----
                                                                        (IN MILLIONS)
Available-for-sale securities
Corporate debt securities..............................   $265.2       $ 6.0        $(0.1)     $271.1
Mortgage-backed securities.............................    238.4         1.9         (0.6)      239.7
Debt securities issued by U.S. government and
  agencies.............................................    194.1         2.0         (0.1)      196.0
Equity securities......................................     53.0        65.1         (2.1)      116.0
Debt securities issued by foreign government...........     21.4         0.1           --        21.5
Municipal securities...................................     13.0         0.1         (0.1)       13.0
                                                          ------       -----        -----      ------
     Total available-for-sale securities...............    785.1        75.2         (3.0)      857.3
                                                          ------       -----        -----      ------
Held-to-maturity securities
Corporate debt securities..............................     15.3          --           --        15.3
Debt securities issued by U.S. government and
  agencies.............................................      6.4         0.3           --         6.7
Other debt securities..................................      3.2          --           --         3.2
                                                          ------       -----        -----      ------
     Total held-to-maturity securities.................     24.9         0.3           --        25.2
                                                          ------       -----        -----      ------
     Total investments in securities with readily
       determinable fair values........................    810.0        75.5         (3.0)      882.5
Other non-marketable equity securities.................      5.7          --           --         5.7
                                                          ------       -----        -----      ------
     Total investments in securities...................   $815.7       $75.5        $(3.0)     $888.2
                                                          ======       =====        =====      ======

     Investments in securities at December 31, 1996 were as follows:

                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST        GAINS        LOSSES      VALUE
                                                       ---------   ----------   ----------    -----
                                                                       (IN MILLIONS)
Available-for-sale securities
Corporate debt securities............................  $  218.5      $ 1.5        $(1.2)     $  218.8
Mortgage-backed securities...........................     207.1        1.7         (2.1)        206.7
Debt securities issued by U.S. government and
  agencies...........................................     154.3        1.3         (0.7)        154.9
Equity securities....................................     104.2       89.4         (3.4)        190.2
Debt securities issued by foreign government.........      26.0        0.9           --          26.9
Municipal securities.................................      14.4         --           --          14.4
                                                       --------      -----        -----      --------
     Total available-for-sale securities.............     724.5       94.8         (7.4)        811.9
                                                       --------      -----        -----      --------
Held-to-maturity securities
Corporate debt securities............................      13.4         --           --          13.4
Debt securities issued by U.S. government and
  agencies...........................................       8.6        0.3           --           8.9
Other debt securities................................        --         --           --            --
                                                       --------      -----        -----      --------
     Total held-to-maturity securities...............      22.0        0.3           --          22.3
                                                       --------      -----        -----      --------
     Total investments in securities with readily
       determinable fair values......................     746.5       95.1         (7.4)        834.2
Other non-marketable equity securities...............     490.9         --           --         490.9
                                                       --------      -----        -----      --------
     Total investments in securities.................  $1,237.4      $95.1        $(7.4)     $1,325.1
                                                       ========      =====        =====      ========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 4. FINANCE RECEIVABLES AND RETAINED INTEREST IN SOLD RECEIVABLES

     Net finance receivables at December 31 were as follows:

                                                                1997        1996
                                                                ----        ----
                                                                  (IN MILLIONS)
Retail......................................................  $55,601.0   $53,140.6
Wholesale...................................................   21,605.5    22,706.3
Other.......................................................    5,275.9     5,901.2
                                                              ---------   ---------
  Total finance receivables, net of unearned income.........   82,482.4    81,748.1
Less: Allowance for credit losses...........................   (1,169.8)     (900.1)
                                                              ---------   ---------
  Finance receivables, net..................................   81,312.6    80,848.0
Retained interest in sold receivables.......................      998.6     1,124.1
                                                              ---------   ---------
  Finance receivables, net and retained interest in sold
     receivables............................................  $82,311.2   $81,972.1
                                                              =========   =========

     The retained interest in sold receivables is comprised of IO strips ($293.3 million and $231.0 million at December 31, 1997 and 1996 respectively), subordinated amounts ($790.4 million and $975.8 million at December 31, 1997 and 1996 respectively), and allowance for credit losses ($85.1 million and $82.7 million at December 31, 1997 and 1996 respectively).

     Ford Credit's servicing portfolio relating to these finance receivables sales amounted to $10.0 billion and $8.9 billion at December 31, 1997 and 1996, respectively.

     At December 31, 1997 finance receivables include $1.0 billion owed by three customers with the largest receivable balances.

     The contractual maturities of total finance receivables net of unearned income outstanding at December 31, 1997 were as follows:

                                                         DUE IN YEAR
                                                      ENDING DECEMBER 31              DUE
                                              ----------------------------------     AFTER
                                                1998         1999         2000        2000        TOTAL
                                                ----         ----         ----       -----        -----
                                                                     (IN MILLIONS)
Retail....................................    $25,870.8    $15,711.7    $8,542.9    $5,475.6    $55,601.0
Wholesale.................................     21,599.9          2.2         1.4         2.0     21,605.5
Other.....................................      3,372.1        122.2       124.0     1,657.6      5,275.9
                                              ---------    ---------    --------    --------    ---------
     Total................................    $50,842.8    $15,836.1    $8,668.3    $7,135.2    $82,482.4
                                              =========    =========    ========    ========    =========

     It is Ford Credit's experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

     The aggregate receivable balances related to accounts past due 60 days or more were as follows:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997      1996
                                                                 ----      ----
                                                                 (IN MILLIONS)
Retail......................................................    $496.8    $806.4
Wholesale...................................................      35.4      53.3
Other.......................................................      58.6      86.2
                                                                ------    ------
     Total..................................................    $590.8    $945.9
                                                                ======    ======

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 4. FINANCE RECEIVABLES AND RETAINED INTEREST IN SOLD RECEIVABLES --
CONTINUED

     Included in retail and other receivables are investments in direct financing leases related to the leasing of motor vehicles.

                                                                  1997        1996
                                                                  ----        ----
                                                                   (IN MILLIONS)
Net investment in direct financing leases
  Minimum lease rentals.....................................    $2,743.9    $2,307.5
  Estimated residual values.................................     2,527.0     2,618.4
     Less: Allowance for credit losses......................       (42.5)      (37.6)
                                                                --------    --------
          Net investment in direct financing leases.........    $5,228.4    $4,888.3
                                                                ========    ========

     Minimum direct financing lease rentals, net of interest payments, for each of the five succeeding years are as follows (in millions): 1998 -- $1,231.0; 1999 -- $800.3; 2000 -- $485.0; 2001 -- $186.4; 2002 -- $39.6; thereafter --
$1.6.

NOTE 5. NET INVESTMENT, OPERATING LEASES

     Operating leases at December 31 were as follows:

                                                                  1997         1996
                                                                  ----         ----
                                                                    (IN MILLIONS)
Investment in operating leases
  Vehicles, at cost.........................................    $41,925.5    $36,951.2
  Lease origination costs...................................         64.9         60.1
     Less: Accumulated depreciation.........................     (6,942.8)    (6,048.6)
           Allowance for credit losses......................       (301.6)      (317.5)
                                                                ---------    ---------
       Net investment in operating leases...................    $34,746.0    $30,645.2
                                                                =========    =========

     Future minimum rentals on operating leases are as follow (in millions):
1998 -- $12,073.3; 1999 -- $8,647.2; 2000 -- $1,156.3; 2001 -- $55.3; 2002 --
$2.9.

     Ford Credit periodically sells vehicles subject to operating leases to special purpose subsidiaries under sale-leaseback arrangements. Ford Credit's servicing portfolio related to these sales amounted to $947.5 million and $1,388.7 million at December 31, 1997 and 1996, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

     Following is an analysis of the allowance for credit losses relating to finance receivables and operating leases for the years ended December 31:

                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                         (IN MILLIONS)
Balance, beginning of year..................................    $1,217.6    $1,054.9    $1,084.4
  Additions.................................................     1,338.2       993.3       480.4
  Deductions
     Losses.................................................     1,239.1     1,020.7       686.6
     Recoveries.............................................      (232.0)     (190.7)     (200.7)
                                                                --------    --------    --------
       Net losses...........................................     1,007.1       830.0       485.9
  Other changes, principally amounts relating to finance
     receivables and operating leases sold..................        77.3         0.6        24.0
                                                                --------    --------    --------
       Net deductions.......................................     1,084.4       830.6       509.9
                                                                --------    --------    --------
Balance, end of year........................................    $1,471.4    $1,217.6    $1,054.9
                                                                ========    ========    ========

     Ford Credit retains limited credit risk related to finance receivables sold. Reserves for estimated losses related to these receivables are separately provided based principally on historical loss experience. These reserves totaled $85.1 million and $82.7 million at December 31, 1997 and 1996, respectively, and are netted against the retained interest in sold receivables (see Note 4).

NOTE 7. OTHER ASSETS

     Other assets consist of:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1997       1996
                                                                ----       ----
                                                                 (IN MILLIONS)
Investment in leasing partnership...........................  $     --   $1,451.5
Investment in used vehicles held for resale, at estimated
  fair value................................................   1,042.3    1,145.1
Deferred charges and other assets...........................     937.4      706.6
Collateral held for resale..................................     419.4      407.6
Property and equipment, net of accumulated depreciation of
  $105.1 in 1997 and $103.5 in 1996.........................     155.8      150.1
                                                              --------   --------
     Total..................................................  $2,554.9   $3,860.9
                                                              ========   ========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 8. DEBT

     Debt at December 31 was as follows:

                                                      WEIGHTED-
                                                     AVERAGE(A)**
                                                    INTEREST RATES               BOOK VALUE
                                                  ------------------      -------------------------
                                                   1997        1996          1997           1996
                                                   ----        ----          ----           ----
                                                                                (IN MILLIONS)
PAYABLE WITHIN ONE YEAR
  Commercial paper(B)...........................                          $ 40,856.8      $38,228.3
  Other short-term debt(C)......................                             5,351.0        4,788.7
                                                                          ----------      ---------
          Total short-term debt.................   5.83%       5.52%        46,207.8       43,017.0
  Senior notes payable within one year(D)(E)....   6.64%       6.49%         9,572.6        9,178.0
                                                                          ----------      ---------
          Total payable within one year.........   5.97%       5.69%        55,780.4       52,195.0
                                                                          ----------      ---------
PAYABLE AFTER ONE YEAR
  Secured indebtedness..........................  18.63%      17.64%            13.5            9.9
  Unsecured senior indebtedness Notes(F)........   6.64%       6.63%        43,584.1       44,273.6
     Debentures.................................   4.50%       4.56%         1,247.6        1,228.3
     Unamortized discount.......................                                (3.0)          (7.5)
                                                                          ----------      ---------
          Total secured and unsecured senior
            indebtedness........................                            44,842.2       45,504.3
     Unsecured long-term subordinated notes.....   8.29%       6.15%           102.4          325.0
                                                                          ----------      ---------
          Total payable after one year(E).......                            44,944.6       45,829.3
                                                                          ----------      ---------
          Total debt............................   6.25%       6.12%      $100,725.0      $98,024.3
                                                                          ==========      =========

-------------------------
(A) Excludes the effect of interest rate swap agreements.

(B) The average remaining maturities of commercial paper was 24 days at December 31, 1997 and 34 days at December 31, 1996.

(C) Includes $830.5 million and $2,477.7 million with affiliated companies at December 31, 1997 and 1996, respectively.

(D) Includes $1,716.0 million and $653 million with an affiliated company at December 31, 1997 and 1996, respectively.

(E) Secured and unsecured senior notes and debentures mature at various dates through 2048. Maturities are as follows (in millions): 1998 -- $9,572.6; 1999 -- $9,617.8; 2000 -- $9,142.2; 2001 -- $7,721.4; 2002 -- $8,020.6;
    thereafter -- $10,442.6.

(F) Includes $1,830.6 million and $3,584.4 million with affiliated companies at December 31, 1997 and 1996, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 8. DEBT -- CONTINUED

                                                                  1997         1996
                                                                  ----         ----
                                                                    (IN MILLIONS)
PAYABLE AFTER ONE YEAR(A)
  Fixed interest rates......................................    $30,602.9    $31,254.7
  Variable interest rates (generally based on LIBOR or other
     short-term rates)......................................     14,341.7     14,574.6
                                                                ---------    ---------
     Total payable after one year...........................    $44,944.6    $45,829.3
                                                                =========    =========

-------------------------
(A) Excludes the effect of interest rate swap agreements.

     Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The agreements decreased the overall weighted-average interest rate on total debt from 6.25% to 6.17% as of December 31, 1997 and decreased the overall weighted-average interest rate on total debt from 6.12% to 6.08% as of December 31, 1996. In addition, the agreements increased the Company's overall weighted-average effective interest rates for full year 1997 from 6.50% to 6.54% and increased full year 1996 from 6.42% to 6.43%. The agreements decreased the long-term obligations payable after one year subject to variable interest rates as of December 31, 1997 and 1996 to $9,741.6 and $13,627.5 million, respectively. The effect of these agreements is to reduce the effect of interest rate changes on profitability. Approximately 31% of Ford Credit's interest rate swaps mature in 1998 and approximately 90% mature by 2002.

     Certain of these obligations are denominated in currencies other than the currency of the country of the issuer. Foreign currency swap and forward agreements are used to hedge exposure to changes in exchange rates of certain of these obligations.

NOTE 9. SUPPORT FACILITIES

     Support facilities represent additional available sources of funds. At December 31, 1997, Ford Credit had approximately $19.2 billion of contractually committed facilities. In addition, $7.4 billion of Ford bank lines may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.6 billion of contractually committed liquidity facilities to support Ford Credit's asset-backed commercial paper program.

     Additionally, at December 31, 1997, there were approximately $4.6 billion of contractually committed facilities available for Ford Credit Europe plc's use. In addition, $615 million of Ford bank lines may be used by Ford Credit Europe plc at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit Europe plc's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit Europe plc.

NOTE 10. INCOME TAXES

     Ford Credit and certain of its domestic subsidiaries join Ford in filing consolidated United States federal and state income tax returns. During 1997, Ford and Ford Credit changed their intercompany tax sharing agreement. The change resulted in a net additional current tax payment to Ford of $516.5 million but had no effect on the total provision. Pursuant to this arrangement with Ford, United States income tax liabilities or credits are allocated to Ford Credit generally on a separate return basis.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 10. INCOME TAXES -- CONTINUED

     The provision for income taxes was estimated as follows:

                                                               1997       1996      1995
                                                               ----       ----      ----
                                                                     (IN MILLIONS)
Currently payable/(refundable)
  U.S. federal..............................................  $ 572.1   $ (501.7)  $(45.0)
  Foreign...................................................    231.9      138.1    196.9
  State and local...........................................     15.3      (10.4)   (29.7)
                                                              -------   --------   ------
     Total currently payable/(refundable)...................    819.3     (374.0)   122.2
Deferred tax (benefit)/liability
  U.S. federal..............................................   (136.3)   1,050.3    490.0
  Foreign...................................................     32.8       56.2    (22.1)
  State and local...........................................     11.0       (0.9)    92.8
                                                              -------   --------   ------
     Total deferred.........................................    (92.5)   1,105.6    560.7
                                                              -------   --------   ------
     Total provision........................................  $ 726.8   $  731.6   $682.9
                                                              =======   ========   ======

     A reconciliation of the provision for income taxes as a percentage of income before income taxes, excluding equity in net income of affiliated companies and minority interest in net income of a joint venture, with the United States statutory tax rate for the last three years is shown below:

                                                              1997    1996    1995
                                                              ----    ----    ----
U.S. statutory tax rate.....................................   35.0%   35.0%   35.0%
Effect of (in percentage points)
  Taxes attributable to foreign source income...............    3.7     1.5    (1.9)
  State and local income taxes..............................    1.7     1.5     2.0
  Investment income not subject to tax or subject to tax at
     reduced rates..........................................   (0.2)   (0.9)   (1.3)
  Rate adjustments on deferred taxes........................   (0.7)   (1.9)     --
  Other.....................................................    0.8    (1.4)   (0.6)
                                                              -----   -----   -----
     Effective tax rate.....................................   40.3%   33.8%   33.2%
                                                              =====   =====   =====

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 10. INCOME TAXES -- CONTINUED

     Deferred income taxes reflect the estimated tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of December 31 were as follows:

                                                                  1997        1996
                                                                  ----        ----
                                                                   (IN MILLIONS)
DEFERRED TAX LIABILITIES
Leasing transactions........................................    $3,560.3    $4,536.0
Purchased tax benefits......................................       293.0       294.1
Finance receivables.........................................       225.5       125.0
Sales of receivables........................................        87.6       105.2
Other.......................................................       272.3       104.8
                                                                --------    --------
  Total deferred tax liabilities............................     4,438.7     5,165.1
DEFERRED TAX ASSETS
Provision for credit losses.................................       749.9       662.6
Alternative minimum tax.....................................       289.9        46.0
Foreign tax credits.........................................       234.5          --
Employee benefit plans......................................       120.6       113.6
Retail contract earnings method.............................        48.5        48.5
Other.......................................................       263.1        34.0
                                                                --------    --------
  Total deferred tax assets.................................     1,706.5       904.7
                                                                --------    --------
     Net deferred tax liabilities...........................    $2,732.2    $4,260.4
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

     Net postretirement benefit expense included the following:

                                                                1997     1996
                                                                ----     ----
                                                                (IN MILLIONS)
Benefits attributed to employees' service...................    $ 7.8    $ 8.3
Interest on accumulated benefit obligation..................     14.6     14.4
Net amortization/other......................................     (0.2)    (1.7)
                                                                -----    -----
     Net postretirement benefit expense.....................    $22.2    $21.0
                                                                =====    =====
Retiree benefit payments....................................    $ 5.7    $ 4.7

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 11. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS -- CONTINUED

     The status of these plans, reconciled with the amounts recognized in Ford Credit's balance sheet at December 31, was as follows:

                                                                 1997      1996
                                                                 ----      ----
                                                                 (IN MILLIONS)
Accumulated Postretirement Benefit Obligation
  Retirees..................................................    $ 84.3    $ 60.6
  Active employees eligible to retire.......................      30.2      29.5
  Other active employees....................................     124.9     120.6
                                                                ------    ------
       Total accumulated obligation.........................     239.4     210.7
Unamortized amendments......................................       1.2       1.2
Unamortized net gain........................................      14.6      32.1
                                                                ------    ------
       Accrued liability....................................    $255.2    $244.0
                                                                ======    ======
Assumptions:
  Discount rate at year-end.................................       7.0%      7.5%
  Present health care cost trend rate.......................       6.6%      6.6%
  Ultimate trend rate in ten years..........................       5.0%      5.0%
  Weighted-average trend rate...............................       5.5%      5.7%

     Changing the assumed health care cost trend rates by one percentage point would change the aggregate service and interest cost components of net periodic postretirement benefit cost for 1997 by $3.4 million and the accumulated postretirement benefit obligation at December 31, 1997 by $36.3 million. The accumulated postretirement benefit obligation at December 31, 1997 has been reduced by $5.3 million due to the sale of Ford New Holland Credit Company.

NOTE 12. TRANSACTIONS WITH AFFILIATED COMPANIES

     An agreement with Ford provides for payments by Ford to Ford Credit that would maintain Ford Credit's consolidated income before income taxes and net income at specified minimum levels. No payments were required under the agreement during 1997, 1996, or 1995.

     Ford Credit and its subsidiaries, from time to time, purchase accounts receivable of certain divisions and subsidiaries of Ford. The amount of such receivables outstanding was $3,664.4 million at December 31, 1997 and $4,043.4 million at December 31, 1996. Agreements with Ford and other affiliates also provide for payments to Ford Credit for interest supplements and other support costs on certain financing and leasing transactions. Amounts included in the income statement for these and other transactions with Ford were as follows (in millions): 1997 -- $1,778.5; 1996 -- $1,432.7; 1995 -- $1,279.0. Ford Credit and
its subsidiaries purchase from Ford and affiliates certain vehicles which were previously acquired by Ford principally from its fleet and rental car customers. The fair value of these vehicles held for resale and included in other assets at December 31 was as follows (in millions): 1997 -- $636.9; 1996 -- $789.2. Ford Credit also has entered into a sale-leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these vehicles included in operating leases at December 31 was as follows (in millions): 1997 -- $731.2; 1996 -- $764.4.

     Ford Credit and Ford revised their intercompany tax sharing agreement in 1997 effective for years ended after December 31, 1994. Ford Credit recorded a deferred tax asset for amounts due from Ford under the revised agreement. Ford compensates Ford Credit for the temporary use of these funds. The interest income earned and included in income was $41.6 million in 1997.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 12. TRANSACTIONS WITH AFFILIATED COMPANIES -- CONTINUED
     In 1996, Ford Credit transferred Budget Rent-A-Car ("BRAC") preferred stock to FFSGI as a dividend. In 1997, Ford sold its ownership of BRAC to Team Rental Group, Inc. As part of that sales agreement, Ford Credit received full payment of their loans to BRAC. Dividends and interest received from BRAC and included in income were as follows (in millions): 1997 -- $23.6; 1996 -- $85.8; 1995 --
$109.4.

     On April 21, 1997, Ford Credit sold its preferred stock in The Hertz Corporation to FFSGI. Ford Credit received dividends on the preferred stock which are included in investment and other income as follows (in millions): 1997 -- $11.9; 1996 -- $28.7; 1995 -- $40.7.

     Ford Credit holds a promissory note from FHI for $1,517 million which is classified against stockholder's equity. Interest income earned on the promissory note was $91.6 million in 1997 and $93.5 million in 1996.

     Ford Credit and its subsidiaries receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. Payments to Ford and its subsidiaries for such advice and services are charged to operating expenses and were as follows (in millions):
1997 -- $120.7; 1996 -- $113.9; 1995 -- $95.2.

     Retirement benefits are provided under defined benefit plans for employees of Ford Credit and its subsidiaries in the United States by the Ford General Retirement Plan and for employees of the foreign subsidiaries in Europe, Australia and Canada by the respective Ford retirement plans. Employee retirement plan costs allocated to Ford Credit and its subsidiaries from Ford and charged to operating expenses were as follows (in millions): 1997 -- $13.6; 1996 -- $16.6; 1995 -- $15.9.

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

     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Credit or the subsidiary involved. Although the amount of liability at December 31, 1997 with respect to these matters cannot be ascertained, Ford Credit believes that any resulting liability should not materially affect the consolidated financial position or results of operations of Ford Credit and its subsidiaries.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 14. FINANCIAL INSTRUMENTS

BOOK AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments held by Ford Credit and its subsidiaries at December 31, and the valuation techniques used to estimate the fair value, were as follows:

                                                            1997                    1996
                                                    ---------------------   ---------------------
                                                                ESTIMATED               ESTIMATED
                                                      BOOK        FAIR        BOOK        FAIR
                                                      VALUE       VALUE       VALUE       VALUE
                                                      -----     ---------     -----     ---------
                                                                    (IN MILLIONS)
ASSETS
Cash and cash equivalents.........................  $   689.5   $   689.5   $ 2,716.0   $ 2,716.0
Investments in securities.........................      887.9       888.2     1,324.8     1,325.1
Finance receivables, net and retained interest in
  sold receivables................................   76,970.5    76,473.7    76,735.5    76,066.7
LIABILITIES
Debt payable within one year......................  $55,780.4   $55,780.4   $52,195.0   $52,195.0
Debt payable after one year.......................   44,944.6    45,828.2    45,829.3    45,563.4
DERIVATIVE CONTRACTS:
  Foreign exchange instruments
     Contracts with unrealized gains..............       64.8       115.9       102.9        68.5
     Contracts with unrealized losses.............     (814.3)     (898.4)     (784.1)     (722.8)
  Interest rate instruments
     Contracts with unrealized gains..............       80.6       546.9       250.2       433.7
     Contracts with unrealized losses.............      (70.9)     (159.9)     (123.1)     (285.5)

     Cash and Cash Equivalents. The book value approximates fair value because of the short maturity of these instruments.

     Investments in Securities. The estimated fair value of investments in marketable equity and debt securities are estimated based on market prices. Book value of investments in non-marketable equity securities approximate fair value (See Note 3.).

     Finance Receivables, Net and Retained Interest in Sold Receivables. The fair value of substantially all finance receivables is estimated by discounting future cash flows using an estimated discount rate which reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book values approximate fair values. Included in finance receivables is the retained interest in sold finance receivables and related amounts. These amounts are recorded at the present value of estimated future cash flows discounted at rates commensurate with this type of instrument, which approximates fair value. Certain leases are excluded from the fair market valuation of finance receivables.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 14. FINANCIAL INSTRUMENTS -- CONTINUED
FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The following sections describe the various off-balance-sheet financial instruments that Ford Credit and its subsidiaries held as of December 31, 1997 and 1996. Also included is a brief discussion of the estimated fair value of those contracts and certain risks associated with holding those contracts through maturity.

     Foreign Exchange Instruments. Ford Credit and certain of its subsidiaries have entered into foreign currency swap and forward agreements to manage exposure to foreign exchange rate fluctuations. At December 31, 1997 and 1996, the total notional amount of Ford Credit's foreign exchange instruments outstanding was $12.5 billion and $10.6 billion, respectively. These agreements hedge principal and interest payments on debt issues that are denominated in foreign currencies. The book value of the foreign currency swap and forward agreements represents the amount payable to the counterparty since the last settlement date. The fair value of these foreign agreements was estimated using current market rates.

     Interest Rate Instruments. Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposure to fluctuations in interest rates. The underlying notional amount of interest rate swaps was $86.6 billion at December 31, 1997 and $74.1 billion at December 31, 1996, respectively.

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

CONCENTRATIONS OF CREDIT RISK

     The business of Ford Credit is substantially dependent upon Ford Motor Company. Any protracted reduction or suspension of Ford's production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, adverse publicity, or other event, could have a substantial adverse effect on Ford Credit.

     Ford Credit controls its credit risk through credit standards, limits on exposure and by monitoring the financial condition of other parties. The majority of Ford Credit's finance receivables are geographically diversified throughout the United States. Foreign finance receivables are concentrated in Europe, Canada, and Australia.

NOTE 15. STOCK OPTIONS

     Ford Credit employees participate in the stock option plans of Ford. Ford Credit has stock options outstanding under Ford's 1985 Stock Option Plan and 1990 Long-Term Incentive Plan ("Plans"). No further grants may be made under the 1985 Plan. Grants may be made under the 1990 Plan through April 2000.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 15. STOCK OPTIONS -- CONTINUED

Options granted in 1997 and subsequent years under the 1990 Plan become exercisable 33% after one year from the date of grant, 66% after two years and 100% after three years. In general, options granted under the 1985 Plan and options granted prior to 1997 under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and 100% after four years. Options under both Plans expire after 10 years.

     Information concerning stock options for Ford Credit's employees is as follows (shares in thousands):

                                               1997                    1996                    1995
                                        ------------------      ------------------      ------------------
                                                 WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                  AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                        SHARES     PRICE        SHARES     PRICE        SHARES     PRICE
                                        ------   ---------      ------   ---------      ------   ---------
Shares subject to option
Outstanding at beginning of period....   2,446    $26.93         2,267    $25.22        1,916     $23.24
New grants (based on fair value of
  common stock at dates of grant).....     430     32.05           423     32.69          445      32.00
Exercised*............................    (404)    23.19          (190)    20.32          (75)     19.62
Surrendered upon exercise of stock
  appreciation rights.................     (53)    22.44           (40)    23.03           --
Terminated and expired................      --                     (14)    31.14          (19)     28.05
                                        ------                  ------                  -----
Outstanding at end of period..........   2,419     28.44         2,446     26.93        2,267      25.22
Outstanding but not exercisable.......  (1,078)                 (1,021)                  (972)        --
                                        ------                  ------                  -----
     Exercisable at end of period.....   1,341     25.85         1,425     23.61        1,295      21.77
                                        ======                  ======                  =====

-------------------------
* Exercised at option prices ranging from $15.00 to $32.69 during 1997, $13.42 to $29.06 during 1996, and $9.09 to $29.06 during 1995.

     The estimated fair value as of date of grant of options granted in 1997, 1996, and 1995 using the Black-Scholes option-pricing model, was as follows:

                                                                 1997      1996      1995
                                                                 ----      ----      ----
Estimated fair value per share of options granted during the
  year......................................................    $ 5.76    $ 6.93    $ 7.16
Assumptions:
  Annualized dividend yield.................................       4.8%      4.3%      3.9%
  Common stock price volatility.............................      22.1%     25.2%     26.2%
  Risk-free rate of return..................................       6.7%      6.2%      5.8%
  Expected option term (in years)...........................         5         5         5

     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted in 1997, 1996, and 1995 consistent with the methodology in SFAS 123, the pro forma effects on the Company's net income would not have been material.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 16. SEGMENT INFORMATION

     Total financing revenue and other revenue, income before income taxes and assets identifiable with United States, Europe, and other foreign operations were as follows:

                                                                1997          1996          1995
                                                                ----          ----          ----
                                                                         (IN MILLIONS)
Financing revenue and other revenue
  United States operations...............................    $ 13,911.5    $ 13,159.6    $ 12,011.7
  European operations....................................       2,175.7       2,137.2       1,887.1
  Other foreign operations...............................       1,515.8       1,353.4       1,098.4
                                                             ----------    ----------    ----------
       Total financing revenue and other revenue.........    $ 17,603.0    $ 16,650.2    $ 14,997.2
                                                             ==========    ==========    ==========
Income before income taxes
  United States operations...............................    $  1,244.8    $  1,662.3    $  1,617.4
  European operations....................................         383.5         358.1         382.5
  Other foreign operations...............................         176.7         164.5          72.5
  Equity in net income of affiliated companies...........           1.0          55.3         255.4
                                                             ----------    ----------    ----------
       Total income before income taxes..................    $  1,806.0    $  2,240.2    $  2,327.8
                                                             ==========    ==========    ==========
Assets at December 31
  United States operations...............................    $ 92,407.6    $ 93,190.1    $ 85,223.8
  European operations....................................      17,867.7      18,743.9      16,688.7
  Other foreign operations...............................      11,648.4       9,718.0       7,614.9
  Equity in net assets of affiliated companies...........          49.6          44.4       1,730.5
                                                             ----------    ----------    ----------
       Total assets......................................    $121,973.3    $121,696.4    $111,257.9
                                                             ==========    ==========    ==========

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial data by calendar quarter were as follows:

                                                 FIRST       SECOND      THIRD       FOURTH       FULL
                                                QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                                -------     -------     -------     -------       ----
1997                                                                  (IN MILLIONS)
----
Total financing revenue.....................    $3,929.8    $3,955.6    $4,149.0    $4,067.5    $16,101.9
Interest expense............................     1,626.6     1,609.8     1,639.6     1,651.1      6,527.1
Depreciation on operating leases............     1,445.5     1,467.8     1,624.1     1,650.8      6,188.2
Total financing margin and revenue..........     1,237.5     1,219.7     1,234.4     1,196.1      4,887.7
Provision for credit losses.................       355.7       296.4       370.1       316.0      1,338.2
     Net income.............................       275.9       279.0       257.7       218.2      1,030.8
1996
----
Total financing revenue.....................    $3,725.7    $3,780.0    $3,856.2    $3,985.7    $15,347.6
Interest expense............................     1,553.0     1,575.9     1,540.1     1,590.7      6,259.7
Depreciation on operating leases............     1,377.4     1,337.6     1,403.5     1,419.1      5,537.6
Total financing margin and revenue..........     1,008.4     1,235.2     1,250.9     1,358.4      4,852.9
Provision for credit losses.................       203.5       196.9       300.4       292.5        993.3
     Net income.............................       339.0       376.0       340.9       384.7      1,440.6

                                 EXHIBIT INDEX

     DESIGNATION                                 DESCRIPTION
     -----------                                 -----------
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