Form 10-Q
period 1998-03-31
FORD MOTOR CREDIT CO
filed 1998-05-13
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of April 30, 1998.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                           PAGE 1 OF 22
                 EXHIBIT INDEX APPEARS AT PAGE 18.

<PAGE 2>
ITEM 5. Other Events.

FORD MOTOR CREDIT COMPANY FINANCIAL STATEMENTS FOR THE PERIOD ENDED March 31, 1998.



                        PART I. FINANCIAL INFORMATION
Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (the "10-K Report"). Information relating to earnings a share is not presented because the registrant, Ford Motor Credit Company ("Ford Credit"), is an indirect wholly owned subsidiary of Ford Motor Company ("Ford" or the "Company").

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business

                  For the Periods Ended March 31, 1998 and 1997
                                  (in millions)

                                                            First Quarter
                                                          1998         1997
                                                        ---------   ---------
                                                           (Unaudited)
Financing revenue
 Operating leases                                       $ 2,329.3   $ 2,141.6
 Retail                                                   1,383.1     1,257.5
 Wholesale                                                  402.9       432.2
 Other                                                       93.4        98.5
                                                        ---------   ---------
    Total financing revenue                               4,208.7     3,929.8

Depreciation on operating leases                         (1,682.0)   (1,445.5)
Interest expense                                         (1,610.5)   (1,559.0)
                                                        ---------   ---------
      Net financing margin                                  916.2       925.3

Other revenue
 Insurance premiums earned                                   79.9        69.8
 Investment and other income                                269.6       242.4
                                                        ---------   ---------
    Total financing margin and revenue                    1,265.7     1,237.5

Expenses
 Operating expenses                                         385.8       341.8
 Provision for credit losses                                321.5       355.7
 Other insurance expenses                                    69.5        66.9
                                                        ---------   ---------
    Total expenses                                          776.8       764.4
                                                        ---------   ---------
Equity in net income of affiliated
  companies                                                   0.3         0.7
                                                        ---------   ---------
Income before income taxes                                  489.2       473.8
Provision for income taxes                                  192.6       182.8
                                                        ---------   ---------
Income before minority interests                            296.6       291.0
Minority interests in net income of
  subsidiaries                                               18.8        15.1
                                                        ---------   ---------

Net income                                                  277.8       275.9




Earnings retained for use in the business
 Beginning of period                                       7,327.4     6,892.1
 Dividends                                                       -       (14.5)
                                                        ----------  ----------
End of period                                           $  7,605.2  $  7,153.5
                                                        ==========  ==========

The accompanying notes are an integral part of the financial statements.

<PAGE 3>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                               March 31,    December 31,   March 31,
                                                 1998          1997          1997
                                              -----------   -----------   -----------
ASSETS                                        (Unaudited)                 (Unaudited)
 Cash and cash equivalents                    $     843.7   $     689.5   $   1,567.3
 Investments in securities                          976.5         887.9       1,473.6
 Finance receivables, net and retained
  interest in sold receivables (Note 2)          83,692.8      82,311.2      79,115.7
 Net investment, operating leases                35,299.1      34,746.0      32,660.5
 Notes and accounts receivable from
  affiliated companies                            1,102.7         734.2         836.6
 Equity in net assets of affiliated
  companies                                          40.3          49.6          45.4
 Other assets                                     2,577.4       2,554.9       4,122.8
                                              -----------   -----------   -----------
      Total assets                            $ 124,532.5   $ 121,973.3   $ 119,821.9
                                              ===========   ===========   ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and
     dealer reserves                          $   3,059.8   $   2,835.0   $   3,597.4
 Affiliated companies                             1,127.5       2,815.7       1,846.1
                                              -----------   -----------   -----------
      Total accounts payable                      4,187.3       5,650.7       5,443.5

 Debt (Note 3)                                  104,280.3     100,725.0      97,955.1
 Deferred income taxes                            2,931.5       2,732.2       3,550.7
 Other liabilities and deferred income            2,759.2       2,803.2       2,927.4
                                              -----------   -----------   -----------

      Total liabilities                         114,158.3     111,911.1     109,876.7

Minority interests in net assets of
  subsidiaries                                      497.8         477.7         336.2

Preferred stockholder's equity in a
  subsidiary company                                    -             -         286.5

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and
  outstanding                                        25.0          25.0          25.0
 Paid-in surplus (contributions by
  stockholder)                                    3,896.4       3,891.6       3,719.5
 Note receivable from affiliated
  company                                        (1,517.0)     (1,517.0)     (1,517.0)
 Accumulated other comprehensive
  income/(loss) (Note 4)                           (133.2)       (142.5)        (58.5)
 Earnings retained for use in the business        7,605.2       7,327.4       7,153.5
                                              -----------   -----------   -----------

      Total stockholder's equity                  9,876.4       9,584.5       9,322.5
                                              -----------   -----------   -----------
      Total liabilities and stockholder's
        equity                                $ 124,532.5   $ 121,973.3   $ 119,821.9
                                              ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

<PAGE 4>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                  For the Periods Ended March 31, 1998 and 1997
                                  (in millions)

                                                                First Quarter
                                                             1998           1997
                                                           ---------     ----------
                                                                  (Unaudited)
Cash flows from operating activities
 Net income                                                $   277.8     $    275.9
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                  321.5          355.7
  Depreciation and amortization                              1,685.3        1,544.1
  Gain on sales of finance receivables                         (50.8)         (26.5)
  Equity in net income of affiliates                            (0.3)          (0.7)
  Deferred income taxes                                        133.9         (205.5)
  Increase in assets                                          (360.1)        (387.2)
  (Decrease)/increase in liabilities                          (909.3)         887.9
  Other                                                         90.3         (191.0)
                                                           ---------     ----------
   Net cash provided by operating activities                 1,188.3        2,252.7
                                                           ---------     ----------
Cash flows from investing activities
 Purchase of finance receivables (other than wholesale)    (10,538.5)      (8,228.2)
 Collection of finance receivables (other than wholesale)    6,594.9        8,213.6
 Purchase of operating lease vehicles                       (5,136.9)      (6,530.8)
 Liquidation of operating lease vehicles                     2,913.9        2,920.7
 Net change in wholesale receivables                          (481.6)        (148.6)
 Proceeds from sales of finance receivables                  2,045.2          801.4
 Purchase of investment securities                            (391.6)        (916.8)
 Proceeds from sale/maturity of investment securities          303.3          768.1
 Other                                                         (37.9)           4.4
                                                           ---------     ----------
   Net cash used in investing activities                    (4,729.2)      (3,116.2)
                                                           ---------     ----------

Cash flows from financing activities
 Proceeds from issuance of long-term debt                    5,168.6        2,399.2
 Principal payments on long-term debt                       (4,029.7)      (2,246.8)
 Change in short-term debt, net                              2,535.8         (505.2)
 Cash dividends paid                                               -          (14.5)
 Other                                                          21.4          105.2
                                                           ---------     ----------
   Net cash provided by/(used in) financing activities       3,696.1         (262.1)
                                                           ---------     ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                    (1.0)         (23.1)
                                                           ---------     ----------
   Net change in cash and cash equivalents                     154.2       (1,148.7)

Cash and cash equivalents, beginning of period                 689.5        2,716.0
                                                           --------      ---------
Cash and cash equivalents, end of period                   $   843.7     $  1,567.3
                                                           =========     ==========
Supplementary cash flow information
 Interest paid                                             $ 1,688.3     $  1,601.7
 Taxes paid                                                     63.8           36.8


The accompanying notes are an integral part of the financial statements.

<PAGE 5>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements


Note 1. Acquistions

Effective March 31, 1998, Ford FSG Inc. (FFSGI) contributed its shares of FCE Reinsurance Ltd. to Ford Credit. The transaction was recorded by Ford Credit at FCE Reinsurance Ltd.'s book value as a credit to paid-in surplus.

Note 2. Finance Receivables, Net and Retained Interest in Sold Receivables (in millions)

                                                 March 31,   December 31,  March 31,
                                                   1998          1997        1997
                                                -----------  -----------  ----------
                                                (Unaudited)               (Unaudited)
Retail                                          $  55,670.0  $  55,601.0  $ 51,162.1
Wholesale                                          22,081.8     21,605.5    22,392.3
Other                                               5,780.2      5,275.9     5,850.6
                                                -----------  -----------  ----------

   Total finance receivables, net of
     unearned income                               83,532.0     82,482.4    79,405.0

Less allowance for credit losses                   (1,196.2)    (1,169.8)     (968.4)
                                                -----------  -----------  ----------
   Finance receivables, net                        82,335.8     81,312.6    78,436.6
Retained interest in sold receivables               1,357.0        998.6       679.1
                                                -----------  -----------  ----------
   Finance receivables, net and retained
    interest in sold receivables                $  83,692.8  $  82,311.2  $ 79,115.7
                                                ===========  ===========  ==========

<PAGE 6>
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    Notes To Financial Statements (continued)


Note 3. Debt (in millions)

                                                      March 31,   December 31,  March 31,
                                                        1998         1997          1997
                                                     -----------  ----------- -----------
                                                     (Unaudited)               (Unaudited)
PAYABLE WITHIN ONE YEAR:
 Commercial paper                                    $  42,299.5  $  40,856.8  $ 38,108.7
 Other short-term debt*                                  6,499.4      5,351.0     4,957.6
                                                     -----------  -----------  ----------
   Total short-term debt                                48,798.9     46,207.8    43,066.3

 Senior notes payable within one year**                 10,114.2      9,572.6    10,568.5
                                                     -----------  -----------  ----------
   Total payable within
    one year                                            58,913.1     55,780.4    53,634.8
                                                     -----------  -----------  ----------
                               March 31, 1998
                       ----------------------------
                       Weighted-Average
                       Interest Rates*** Maturities
                       ----------------  ----------
PAYABLE AFTER ONE YEAR:
 Secured indebtedness         19.29%      1999-2000         12.0         13.5         9.8
 Unsecured senior indebtedness
  Notes****                    6.54%      1998-2048     44,033.1     43,584.1    43,124.6
  Debentures                   4.37%      2001-2005      1,228.1      1,247.6     1,130.0
  Unamortized discount                                      (5.6)        (3.0)      (18.3)
                                                     -----------  -----------  ----------
   Total secured and unsecured
    senior indebtedness                                 45,267.6     44,842.2    44,246.1

 Unsecured long-term
  subordinated notes           8.51%        2005            99.6        102.4        74.2
                                                     -----------  -----------  ----------
   Total payable after
    one year                                            45,367.2     44,944.6    44,320.3
                                                     -----------  -----------  ----------
   Total debt                                        $ 104,280.3  $ 100,725.0  $ 97,955.1
                                                     ===========  ===========  ==========


* Includes $1,800.0 million, $830.5 million, and $1,802.6 million with affiliated companies at March 31, 1998, December 31, 1997, and March 31, 1997, respectively.
** Includes $1,300.7 million, $1,716.0 million, and $1,030.9 million with affiliated companies at March 31, 1998, December 31, 1997, and March
     31, 1997, respectively.
*** Rates were variable on about 18.7% of the debt payable after one year including the effects of interest rate swap agreements.
**** Includes $1,814.5 million, $1,830.6 million, and $3,123.1 million with affiliated companies at March 31, 1998, December 31, 1997, and March
     31, 1997, respectively.

<PAGE 7>




Note 4. Comprehensive Income

Ford Credit adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income", as of January 1, 1998. Total comprehensive income for the three months ended March 31, 1998 was as follows (in millions):

                                                                    March 31,      March 31,
                                                                       1998          1997
                                                                   -----------     ----------
                                                                   (Unaudited)     (Unaudited)

 Net Income                                                        $    277.8      $    275.9

 Other comprehensive income
  Foreign currency translation adjustments                                0.5           (10.4)
  Unrealized gain on investments in securities
   available for sale, net of taxes                                       8.8          (104.1)
                                                                   ----------      ----------
 Total other comprehensive income                                         9.3          (114.5)
                                                                   ----------      ----------
   Total comprehensive income                                      $    287.1      $    161.4
                                                                   ==========      ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORD CREDIT FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997 RESULTS OF OPERATIONS


Ford Credit's consolidated net income in the first quarter of 1998 was $278 million, up $2 million from 1997. Compared with results from a year ago, the increase primarily reflects a smaller increase in credit loss reserve requirements and higher levels of earning assets. Lower net financing margins, higher credit losses, and higher operating costs were partial offsets.

Net financing margins decreased compared with the same period a year ago primarily reflecting increased depreciation expense for leased vehicles offset partially by lower borrowing costs (6.37% net borrowing rate in first quarter 1998 compared with 6.45% in first quarter 1997). Increased depreciation expense for leased vehicles primarily reflects lower than anticipated residual values on leased vehicles. Higher depreciation expense on leased vehicles is expected to adversely affect Ford Credit's earnings for the remainder of 1998.

The smaller increase in credit loss reserve requirements in first quarter 1998 compared with first quarter 1997 reflects Ford Credit's estimate that the increase in credit losses for 1998 over 1997 will be less than the increase that occurred in 1997 over 1996. Credit losses as a percent of average net finance receivables, including net investment in operating leases, increased to 0.93% in 1998 from 0.87% in 1997 reflecting higher losses per repossession offset partially by a decrease in repossession rates. The increase in losses per repossession reflects a weaker used vehicle market resulting in Ford Credit realizing lower prices for repossessed units sold at auction.

Total net finance receivables and net investment in operating leases at March 31, 1998 were $117.6 billion, up $6.5 billion or 6% from a year earlier.

For the first quarter of 1998, Ford Credit financed 38% of all new cars and trucks sold by Ford Motor Company dealers in the U.S. compared with 39% in the first quarter of 1997. In Europe, Ford Credit financed 26% of all new vehicles sold by Ford Motor Company in the first quarter of 1998, compared with 25% in the first quarter of 1997. Ford Credit provided retail customers with financing

<PAGE 8>

for 627,000 new and used vehicles in the United States and 192,000 in Europe. In the first quarter of 1998, Ford Credit provided wholesale financing for 80% of Ford Motor Company U.S. factory sales and 95% of Ford Motor Company factory sales in Europe compared with 77% for the U.S. and 94% for Europe in first quarter 1997.

Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at March 31, 1998 and at the end of each of the last three years was as follows:

                                                 December 31
                             Mar 31,      -------------------------
                              1998          1997     1996     1995
                            --------     --------  -------  -------
                                                 (in millions)

Commercial paper & STBAs(a) $ 43,520     $ 42,311  $ 38,774 $ 40,419
Other short-term debt (b)      5,279        3,897     4,243    1,781

Long-term debt (including
  current portion)(c)         55,481       54,517    55,007   49,980
                            --------      -------   ------- --------

Total debt                  $104,280     $100,725  $ 98,024 $ 92,180
                            ========     ========   =======  =======

United States                 80,037      $78,443  $ 76,635 $ 73,178
Europe                        14,228       12,491    14,028   13,013
Other international           10,015        9,791     7,361    5,989
                            --------     --------  -------  -------
Total debt                  $104,280     $100,725  $ 98,024 $ 92,180
                            ========     ========  ======== ========
Memo:
Total support facilities
 (billions) as of March 31, 1998
 and December 31, 1997-1995,
 respectively:
   Ford Credit              $  26.6      $  26.6   $  27.2  $  27.4
   Ford Credit Europe           5.3          5.2       5.7      4.7

- - - - -
(a)  Short-term borrowing agreements with bank trust departments.
(b) Includes $1,800 million, $831 million, $2,478 million, and $176 million with affiliated companies at March 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995, respectively.
(c) Includes $3,115 million, $3,547 million, $4,237 million, and $1,174 million with affiliated companies at March 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995, respectively.

Support facilities represent additional sources of funds, if required. At March 31, 1998, Ford Credit had approximately $19.2 billion of contractually committed facilities. In addition, $7.4 billion of Ford lines may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit. Banks also provide $1.5 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at March 31, 1998, there was approximately $4.7 billion of contractually committed facilities available for Ford Credit Europe Plc's use. In addition, $615 million of Ford bank lines may be used by Ford Credit Europe Plc at Ford's option. The lines have various maturity dates through June 30, 2002 and may be used, at Ford Credit Europe Plc's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit Europe Plc.

<PAGE 9>

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective for 1998, establishes standards for reporting information about operating segments in annual financial statements and, beginning in 1999, requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Ford Credit will adopt SFAS 131 for its financial statements for the year ending December 31, 1998. Management is evaluating the impact, if any, the Statement will have on Ford Credit's present segment reporting.


Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued by the Financial Accounting Standards Board in February 1998. This
Statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. The Statement is effective for Ford Credit's financial statements for the year ended December 31, 1998.

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998. This
SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Effective for fiscal years beginning after December 15, 1998, this SOP requires capitalization of certain internal-use computer software costs. Presently, Ford Credit expenses the costs of developing or obtaining internal-use software.


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None to Report.

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information

<PAGE 10>
                     INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended March 31, 1998 and 1997 (in millions except amounts per share):

                                                     First Quarter
                                                      -------------
                                                      1998     1997
                                                      ----     ----
Sales and revenues                                  $36,584  $37,314

Total costs and expenses                             33,968   34,799
Operating income                                      2,616    2,515
Automotive net interest income                          123       55
Automotive equity in net loss
 of affiliated companies                                (10)    (144)
Gain on spin-off of The Associates                   15,955       -
Income before income taxes                           18,684    2,426
Provision for income taxes                              972      898
Minority interests in net income
 of subsidiaries                                         66       59

Net income                                          $17,646  $ 1,469

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Basic income                                        $ 14.48  $  1.23

Diluted income                                      $ 14,23  $  1.20


Cash dividends per share                            $  0.42  $  0.385



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - FORD

OVERVIEW

The company's worldwide operating earnings were $1,691 million in first quarter 1998, or $1.36 per diluted share of Common and Class B Stock in first quarter 1998, compared with $1,469 million, or $1.20 per diluted share in first quarter 1997.

These operating results exclude a one-time gain of $15,955 million, or $12.94 per diluted share, resulting from the spin-off of The Associates First Capital Corporation ("The Associates") (discussed below), and a one-time earnings per share reduction of $0.07 per share resulting from the premium paid to repurchase the company's Series B Cumulative Preferred Stock. Including both one-time factors, the company's reported first quarter earnings were $17,646 million, or $14.23 per diluted share. The company's results in first quarter 1998 include Ford's share of The Associates' earnings through March 12, the record date for the spin-off of The Associates.

The company's worldwide sales and revenues were $36.6 billion in first quarter 1998, down $730 million from first quarter 1997. Vehicle unit sales of cars and trucks were 1,721,000, up 40,000 units or 2% from a year ago. Stockholders' equity was $21.5 billion at March 31, 1998, compared with $30.7 billion at December 31, 1997. The reduction in stockholders' equity reflects primarily The Associates spin-off.

<PAGE 11>

RESULTS OF OPERATIONS - FORD

The company's net income for worldwide Automotive operations in first quarter 1998 and 1997 was as follows (in millions):

                                                               First Quarter           1998
                                                           ---------------------       O/(U)
                                                             1998         1997         1997
                                                           --------     --------      -------
         North America Automotive                           $1,010       $1,020         $(10)

         Automotive Outside North America
         - Europe                                              230          105          125
         - South America                                       (45)         (47)           2
         - Other                                                40          (74)         114
                                                            ------       ------         ----
          Total Automotive Outside North America               225          (16)         241
                                                            ------       ------         ----
              Total Automotive                              $1,235       $1,004         $231
                                                            ======       ======         ====

<PAGE 12>

The company's net income for worldwide Financial Services operations in first quarter 1998 and 1997 was as follows (in millions):


                                                               First Quarter           1998
                                                           ---------------------       O/(U)
                                                             1998         1997         1997
                                                           --------     --------     --------
         Ford Credit                                       $   278       $  276      $     2
         The Associates                                        220*         238          (18)
         Hertz                                                  35           20           15
         Minority Interests, Eliminations and Other            (77)         (69)          (8)
                                                           -------       ------      -------
           Financial Services (excluding the gain
            on The Associates spin-off)                        456          465           (9)
         Gain on Spin-Off of The Associates                 15,955            -       15,955
                                                           -------       ------      -------
              Total Financial Services                     $16,411       $  465      $15,946
                                                           =======       ======      =======

         Memo:  Ford's share of earnings in
         The Associates                                   $    177*      $  192          (15)
         Hertz                                                  29           20            9
         - - - - -
         * Through March 12, 1998




FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997 - FORD

Automotive Operations

Ford's worldwide Automotive operations earned $1,235 million in first quarter 1998 on sales of $29.1 billion, compared with earnings of $1,004 million on sales of $30 billion in first quarter 1997. Increased earnings in first quarter 1998 compared with first quarter 1997 reflect primarily continued cost reductions, the effects of improved product mix, and higher volumes outside North America. Adjusted for constant volume and mix, total automotive costs were down $400 million compared with first quarter a year ago.

Earnings for Automotive operations in North America were $1,010 million in first quarter 1998, down $10 million compared with first quarter a year ago. Cost reductions in North America were offset by higher marketing costs. The after-tax return on sales was 5%, up 1/10 of a point from first quarter 1997.

The U.S. economy continued on a path of strong growth, low unemployment, and moderate inflation in first quarter 1998. The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.3 million units in first quarter 1998, down from 15.9 million units in first quarter 1997. The company expects car and truck industry sales for full-year 1998 to be slightly lower than the
15.5 million units in 1997. Ford's combined U.S. car and truck share was 24.5%, down 6/10 of a point from first quarter a year ago.

Automotive operations in Europe earned $230 million in first quarter 1998, up $125 million compared with first quarter a year ago. The improvement reflected primarily higher volumes and lower operating costs, offset partially by increased marketing costs.

<PAGE 13>

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.5 million units in first quarter 1998, compared with 14.3 million units in first quarter 1997. European car and truck industry sales in full-year 1998 are expected to be about equal to or slightly higher than the 15 million units in 1997. Ford's combined European car and truck share was 11.5% in first quarter 1998, unchanged from first quarter a year ago.

Automotive operations in South America lost $45 million in first quarter 1998, compared with a loss of $47 million in first quarter a year ago. In first quarter 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.6 million units, compared with 1.8 million units in first quarter a year ago. For full-year 1998, the company expects the car and truck industry in Brazil to be lower than the 1.9 million units in 1997. Ford's combined car and truck share in Brazil was 13.7% in first quarter 1998, up 2.7 points from first quarter 1997.

Financial Services Operations

Operating results for Financial Services operations in first quarter 1998 were $456 million, down $9 million compared with first quarter a year ago. Including the gain on the spin-off of The Associates in first quarter 1998, results were $16,411 million, up $15,946 million from first quarter 1997. Excluding Ford's share of The Associates operating income in first quarter 1998 ($177 million through March 12) and the gain on the spin-off, operating results were $279 million, compared with $273 million in first quarter 1997 on a comparable basis.


For a discussion of Ford Credit's results of operations in first quarter 1998, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit First Quarter 1998 Compared with First Quarter 1997 Results of Operations."

Earnings at Hertz in first quarter 1998 were a record $35 million (of which $29 million was Ford's share), up $15 million from the same period a year ago. The increase reflects primarily higher revenues in U.S. car rental operations.


LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Operations

Automotive cash and marketable securities were $21.3 billion at March 31, 1998, up $442 million from December 31, 1997. The company paid $519 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first quarter 1998. As described below, in connection with The Associates spin-off, a $3.2 billion cash dividend on shares of Ford stock held in U.S. employee savings plans was paid on April 7, 1998.

Automotive capital expenditures totaled $2.1 billion in first quarter 1998, up $488 million from first quarter 1997. Capital expenditures were 7.2% of sales in first quarter 1998, up 1.8 points from first quarter 1997.

Automotive debt at March 31, 1998 totaled $8.2 billion, which was 28% of total capitalization (stockholders' equity and Automotive debt), compared with $8.1 billion, or 21% of total capitalization at December 31, 1997. The increase in the ratio in 1998 reflects the reduction in stockholders' equity resulting from The Associates spin-off.

<PAGE 14>

Financial Services Operations -

The company's balance sheet at March 31, 1998 does not include The Associates, which explains primarily the declines discussed below.

Financial Services cash and investments in securities totaled $2.5 billion at March 31, 1998, down $1.3 billion from December 31, 1997.

Net receivables and lease investments were $124.1 billion at March 31, 1998, down $52.3 billion from December 31, 1997.

Total debt was $113.4 billion at March 31, 1998, down $46.7 billion from December 31, 1997.

Outstanding commercial paper at March 31, 1998 totaled $42.3 billion at Ford Credit, and $1.5 billion at Hertz, with an average remaining maturity of 22 days and 42 days, respectively.

SPIN-OFF OF THE ASSOCIATES

On March 2, 1998, the Board of Directors of the company approved the spin-off of The Associates by declaring a dividend on Ford's outstanding shares of Common and Class B Stock consisting of Ford's 80.7% interest (279.5 millions shares) in The Associates. The Board of Directors also declared a dividend in cash on shares of company stock held in U.S. employee savings plans equal to the market value of The Associates stock to be distributed per share of the company's Common and Class B Stock. Both the stock dividend and the cash dividend were paid on April 7, 1998 to stockholders of record on March 12, 1998.

Holders of Ford Common and Class B Stock on the record date received 0.262085 shares of The Associates common stock for each share of Ford stock, and participants in U.S. employee savings plans who held Ford stock in such plans on the record date received $22.12 in cash per share of Ford stock, which amount was based on the volume-weighted average price of The Associates stock of $84.3849 per share on the New York Stock Exchange on April 7, 1998. The total value of the distribution (including the $3.2 billion cash dividend) was $26.8 billion or $22.12 per share of Ford stock.

As a result of the spin-off of The Associates, Ford realized a gain of $15,955 million based on the fair value of The Associates as of the record date, March 12, 1998. Ford has received a ruling from the U.S. Internal Revenue Service that the distribution qualifies as a tax-free transaction for U.S. federal income tax purposes.

The company's results in first quarter 1998 include Ford's share of The Associates earnings through the record date, March 12 ($177 million). The balance sheet at March 31, 1998 does not include The Associates, but it includes in "Other payables" a $3.2 billion dividend payable generated by the cash dividend to participants in U.S. employee savings plans.


NEW ACCOUNTING STANDARDS - FORD

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective for 1998, establishes standards for reporting information about operating segments in annual financial statements and, beginning in 1999, requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Ford will adopt SFAS 131 for its financial statements for the year ending December 31, 1998. Management is evaluating the impact, if any, the Statement will have on the company's present segment reporting.

<PAGE 15>

Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued by the Financial Accounting Standards Board in February 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. The Statement is effective for Ford's financial statements for the year ended December 31, 1998.

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Effective for fiscal years beginning after December 15, 1998, this SOP requires capitalization of certain internal-use computer software costs. Presently, Ford expenses the costs of developing or obtaining internal-use software.


OTHER INFORMATION - FORD

Final regulations implementing the Fastener Quality Act of 1990 are applicable to certain fasteners (i.e., nuts, bolts, washers and screws) manufactured after July 26, 1998. The regulations impose burdensome and costly testing, certification and record keeping requirements which are not compatible with quality assurance systems used in the automotive industry. Unless the regulations are delayed or modified, there is a risk that fastener manufacturers that supply Ford and its suppliers will not be able to timely comply with the regulations. As a result, Ford's ability to produce vehicles could be adversely affected.

<PAGE 16>

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index.

           (b)  Reports on Form 8-K during the quarter ended March 31, 1998:

                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
--------------        ---------------------   ----------------
January 12 1998      Item 5 - Other Events    None.

February 3, 1998     Item 5 - Other Events    1997  Audit of Consolidated
                                              Financial Statements of Ford
                                              Motor Credit Company and Sub-
                                              sidiaries together with
                                              the Report of Independent
                                              Accountants of Coopers & Lybrand
                                              L.L.P., independent certified
                                              public accountants and News
                                              release dated January 27, 1998
                                              of Ford Motor Company and
                                              Subsidiaries for the year
                                              ended December 31, 1997 with
                                              attachments.

February 11, 1998    Item 5 - Other Events    None.

March 30, 1998       Item 5 - Other Events    None.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ E. S. Acton
May 13, 1998                          --------------------------
                                      E. S. Acton
                                      Vice President - Finance

<PAGE 17>

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at March 31, 1998 and 1997, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended March 31, 1998. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1997 and the related consolidated statements of income and of earnings retained for use in the business and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
April 15, 1998

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

15                            Letter from Coopers &       Filed with this
                              Lybrand L.L.P. dated        Report.
                              May 13, 1998,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule     Filed with this
                                                          Report.