Form 10-Q
period 1998-06-30
FORD MOTOR CREDIT CO
filed 1998-07-17
CIK 38009

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      -----

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of June 30, 1998.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                               PAGE 1 OF 29.

                      EXHIBIT INDEX APPEARS AT PAGE 24.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business
                  For the Periods Ended June 30, 1998 and 1997
                                  (in millions)


                                                      Second Quarter                               First Half
                                              1998                    1997                 1998                    1997
                                         --------------          --------------       --------------          -------------
                                                       (Unaudited)                                 (Unaudited)
Financing revenue
   Operating leases                         $  2,531.7             $  2,169.1            $  4,860.9             $  4,310.7
   Retail                                      1,418.0                1,269.8               2,801.1                2,527.3
   Wholesale                                     446.9                  419.4                 849.8                  851.6
   Other                                          97.6                   97.3                 191.1                  195.8
                                            ----------             ----------            ----------             ----------
     Total financing revenue                   4,494.2                3,955.6               8,702.9                7,885.4

Depreciation on operating leases              (1,841.2)              (1,467.8)             (3,523.2)              (2,913.3)
Interest expense                              (1,691.0)              (1,565.8)             (3,301.5)              (3,124.8)
                                            ----------             ----------            ----------             ----------
   Net financing margin                          962.0                  922.0               1,878.2                1,847.3

Other revenue
  Insurance premium earned                        76.2                   70.3                 156.1                  140.1
  Investment and other income                    280.1                  227.4                 549.7                  469.8
                                            ----------             ----------            ----------             ----------
  Total financing margin and revenue           1,318.3                1,219.7               2,584.0                2,457.2

Expenses
  Operating expenses                             459.7                  366.9                 845.5                  708.7
  Provision for credit losses                    270.5                  296.4                 592.0                  652.1
  Other insurance expenses                        84.8                   66.9                 154.3                  133.8
                                            ----------             ----------            ----------             ----------
     Total expenses                              815.0                  730.2               1,591.8                1,494.6
                                            ----------             ----------            ----------             ----------

Equity in net income/(loss) of
   affiliated companies                            0.6                   (1.2)                  0.9                   (0.5)

Income before income taxes                       503.9                  488.3                 993.1                  962.1

Provision for income taxes                       198.3                  196.4                 390.9                  379.2
                                            ----------             ----------            ----------             ----------
Income before minority interest                  305.6                  291.9                 602.2                  582.9
Minority interest in net income of
   subsidiaries                                    5.8                   12.9                  24.6                   28.0
                                            ----------             ----------            ----------             ----------
Net income                                       299.8                  279.0                 577.6                  554.9
Earnings retained for use in the business
   Beginning of period                         7,605.2                7,153.5               7,327.4                6,892.1
   Dividends                                       0.0                    0.0                   0.0                  (14.5)
                                            ----------             ----------            ----------             ----------
   End of period                            $  7,905.0             $  7,432.5            $  7,905.0             $  7,432.5
                                            ==========             ==========            ==========             ==========


The accompanying notes are an integral part of the financial statements.

                  FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet
                                 (in millions)


                                                                   June 30,               December 31,           June 30,
                                                                     1998                     1997                 1997
                                                               ----------------         ----------------     ----------------
                                                                    (Unaudited)                                   (Unaudited)
ASSETS
 Cash and cash equivalents                                        $    1,194.9             $      689.5         $    1,220.3
 Investments in securities                                             1,324.0                    887.9                829.7
 Finance receivables, net (Note 1)                                    84,836.4                 81,312.6             78,914.5
 Net investment, operating leases                                     36,240.9                 34,746.0             34,579.1
 Retained interest in sold receivables                                 1,811.8                    998.6              1,033.4
 Accounts and notes receivable from
    affiliated companies                                                 898.3                    734.2                737.3
 Equity in net assets of affiliated companies                             44.8                     49.6                 45.5
 Other assets                                                          1,867.9                  2,554.9              3,542.3
                                                                  ------------             ------------         ------------
      Total assets                                                $  128,219.0             $  121,973.3         $  120,902.1
                                                                  ============             ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
    Trade, customer deposits, and dealer
     reserves                                                     $    3,447.9             $    2,835.0         $    2,672.2
    Affiliated companies                                                 984.8                  2,815.7                982.0
                                                                  ------------             ------------         ------------
      Total accounts payable                                           4,432.7                  5,650.7              3,654.2

 Debt (Note 2)                                                       106,905.6                100,725.0            100,325.6
 Deferred income taxes                                                 3,039.2                  2,732.2              3,839.9
 Other liabilities and deferred income                                 3,071.8                  2,803.2              2,833.8
                                                                  ------------             ------------         ------------
      Total liabilities                                           $  117,449.3             $  111,911.1         $  110,653.5

 Minority interest in net assets of
   subsidiaries                                                          357.1                    477.7                354.0

 Preferred stockholder's equity in a subsidiary
   company                                                                   0                        0                286.5

 Stockholder's Equity
   Capital stock, par value $100 a share,
      250,000 shares authorized, issued
      and outstanding                                                     25.0                     25.0                 25.0
   Paid-in surplus (contributions by stockholder)                      4,229.2                  3,891.6              3,719.5
   Note receivable from affiliated company                            (1,517.0)                (1,517.0)            (1,517.0)
   Accumulated other comprehensive income/(loss) (Note 3)               (229.6)                  (142.5)               (51.9)
   Earnings retained for use in the business                           7,905.0                  7,327.4              7,432.5
                                                                  ------------             ------------         ------------
      Total stockholder's equity                                      10,412.6                  9,584.5              9,608.1
                                                                  ------------             ------------         ------------
      Total liabilities and stockholder's equity                  $  128,219.0             $  121,973.3         $  120,902.1
                                                                  ============             ============         ============



The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                  For the Periods Ended June 30, 1998 and 1997
                                  (in millions)

                                                                   First Half
                                                              1998           1997
                                                           ----------    -----------
                                                                 (Unaudited)
Cash flows from operating activities
 Net income                                                 $     577.6  $     554.9
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Provision for credit losses                                     592.0        652.1
  Depreciation and amortization                                 3,535.7      3,216.4
  Gain on sales of finance receivables                           (112.3)       (18.4)
  Equity in net income of affiliates                               (0.9)         0.5
  Deferred income taxes                                           229.1       (441.3)
  Decrease in other assets                                         96.4        568.1
  Increase in other liabilities                                  (907.9)      (581.4)
  Other                                                           138.0        (60.3)
                                                            -----------  -----------
    Net cash provided by operating activities                   4,147.7      3,890.6

Cash flows from investing activities
 Purchase of finance receivables (other than wholesale)       (21,722.8)   (18,092.3)
 Collection of finance receivables (other than wholesale)      13,734.4     16,973.9
 Purchase of operating lease vehicles                         (11,392.8)   (12,856.5)
 Liquidation of operating lease vehicles                        6,784.7      5,829.7
 Net change in wholesale receivables                             (879.3)    (1,297.7)
 Proceeds from sale of receivables                              5,106.7      1,541.1
 Purchase of investment securities                             (1,233.5)    (1,598.7)
 Proceeds from sale/maturity of investment securities             797.9      2,094.1
 Other                                                            (49.2)       (26.6)
                                                            -----------  -----------
   Net cash used in investing activities                       (8,853.9)    (7,433.0)

Cash flows from financing activities
 Proceeds from issuance of long-term debt                      11,206.2      6,965.1
 Principal payments on long-term debt                          (8,943.3)    (4,496.9)
 Change in short-term debt, net                                 3,139.1       (441.6)
 Cash dividends paid                                                0          (14.5)
 Other                                                           (189.1)        63.5
                                                            -----------  -----------
   Net cash provided by financing activities                    5,212.9      2,075.6

Effect of exchange rate changes on cash and cash
 equivalents                                                       (1.3)       (28.9)
                                                            -----------  -----------

   Net change in cash and cash equivalents                        505.4     (1,495.7)

Cash and cash equivalents, beginning of period                    689.5      2,716.0

                                                            -----------  -----------
Cash and cash equivalents, end of period                    $   1,194.9  $   1,220.3
                                                            ===========  ===========

Supplementary cash flow information
 Interest paid                                              $   3,251.7  $   3,107.6
 Taxes paid                                                        65.9        420.7



The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          Notes To Financial Statements



Note 1. Finance Receivables, Net (in millions)

                                          June 30,        December 31,        June 30,
                                            1998              1997              1997
                                       ---------------   ---------------   ---------------
                                        (Unaudited)                         (Unaudited)
Retail                                  $  57,658.9       $  55,601.0       $   52,583.4
Wholesale                                  22,475.2          21,605.5           21,898.2
Other                                       5,887.8           5,275.9            5,479.4
                                        -----------       -----------       ------------
   Total finance receivables net of
      unearned income                      86,021.9          82,482.4           79,961.0
Less allowance for credit losses           (1,185.5)         (1,169.8)          (1,046.5)
                                        -----------       -----------       ------------
   Finance receivables, net             $  84,836.4       $  81,312.6       $   78,914.5
                                        ===========       ===========       ============

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                     Notes To Financial Statements (cont'd)

Note 2. Debt (in millions)

                                                                               June 30,      December 31,     June 30,
                                                                                 1998            1997          1997
                                                                             ------------    ------------   -----------
                                                                              (Unaudited)                   (Unaudited)
 PAYABLE WITHIN ONE YEAR:
   Commercial paper                                                            $40,854.9      $ 40,856.8     $ 38,477.4
   Other short-term debt*                                                        6,758.4         5,351.0        4,970.5
                                                                               ---------      ----------     ----------
     Total short-term debt                                                      47,613.3        46,207.8       43,447.9
   Long-term indebtedness payable
     within one year**                                                           9,791.5         9,572.6       10,952.3
                                                                               ---------      ----------     ----------
     Total payable within
        one year                                                                57,404.8        55,780.4       54,400.2
                                                                               ---------      ----------     ----------
                                                    June 30, 1998
                                       ------------------------------------
                                         Weighted Average
                                         Interest Rates***     Maturities
                                       --------------------   ------------
PAYABLE AFTER ONE YEAR:
  Secured indebtedness                        20.32%          1999-2000             10.0            13.5           17.6
  Unsecured senior indebtedness
   Notes****                                   6.45%          1999-2048         48,212.5        43,584.1       44,703.0
   Debentures                                  4.32%          2001-2005          1,196.1         1,247.6        1,097.0
   Unamortized (discount)/premium)                                                 (19.8)           (3.0)           2.1
                                                                              ----------      ----------     ----------
     Total secured and unsecured
        senior indebtedness                                                     49,398.8        44,842.2       45,819.7


  Unsecured long-term
    subordinated notes                         8.51%               2005            102.0           102.4          105.7
                                                                              ----------      ----------     ----------
     Total payable after one year                                               49,500.8        44,944.6       45,925.4
                                                                              ----------      ----------     ----------
     Total debt                                                               $106,905.6      $100,725.0     $100,325.6
                                                                              ==========      ==========     ==========

   * Includes $901.0 million, $830.5 million, and $1,805.6 million with affiliated companies at June 30, 1998, December 31, 1997, and June 30, 1997, respectively.
  ** Includes $735.9 million, $1,716.0 million, and $1,640.8 million with affiliated companies at June 30,1998, December 31, 1997, and June 30, 1997, respectively.
 *** Rates were variable on about 17.1% of the debt payable after one year including the effects of interest rate swap agreements.
**** Includes $1,668.7 million, $1,830.6 million, and $2,413.3 million with affiliated companies at June 30, 1998, December 31, 1997, and June 30, 1997, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                     Notes To Financial Statements (cont'd)



Note 3. Comprehensive Income
Ford Credit adopted statement of Financial Standards 130, "Reporting Comprehensive Income," as of January 1, 1998. Total comprehensive income was as follows (in millions):

                                                        Second Quarter                    First Half
                                                    1998            1997             1998           1997
                                                -------------   -------------    -------------  ------------
                                                        (Unaudited)                      (Unaudited)
Net income                                      $      299.8    $      279.0      $      577.6       $554.9


Other comprehensive income
   Foreign currency translation adjustments            (84.7)          (12.5)            (84.2)      (116.6)
   Unrealized gain/(loss) on investments
     in securities available for sale,
     net of taxes                                      (11.7)           19.1              (2.9)         8.7
                                                ------------     -----------      ------------       ------
Total other comprehensive income                       (96.4)            6.6             (87.1)      (107.9)
                                                ------------     -----------      ------------       ------

   Total comprehensive income                   $      203.4    $      285.6      $      490.5       $447.0
                                                ============    ============      ============       ======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORD CREDIT SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997 RESULTS OF OPERATIONS

Ford Credit's consolidated net income in the second quarter of 1998 was $300 million, up $21 million or 7% from 1997. Compared with results from a year ago, the increase primarily reflects higher gains on receivables sales, lower credit loss reserve requirements, and higher levels of earning assets. Higher operating costs and lower net financing margins were a partial offset.

Total net finance receivables and net investment in operating leases at June 30, 1998 were $121.1 billion, up $7.6 billion or 7% from a year earlier.

Credit losses as a percent of average net finance receivables including net investment in operating leases decreased to 0.75% in 1998 from 0.76% in 1997 reflecting a decrease in repossession rates offset partially by higher losses per repossession. The increase in losses per repossession reflects a weaker used vehicle market resulting in Ford Credit realizing lower prices for repossessed units sold at auction.

Net financing margins decreased compared with the same period a year ago primarily reflecting increased depreciation expense for leased vehicles offset partially by improved yields. Increased depreciation expense for leased vehicles primarily reflects lower than anticipated residual values on leased vehicles. These factors are expected to continue to adversely affect Ford Credit's earnings for the remainder of 1998.

During the second quarter of 1998, Ford Credit financed 39% of all new cars and trucks sold by Ford dealers in the U.S., compared with 37% in the same period of 1997. In Europe, Ford Credit financed 31% of all new vehicles sold by Ford dealers in the second quarter of 1998 compared with 29% in the second quarter of 1997. Ford Credit provided retail customers with financing for 742,000 new and used vehicles in the United States and 198,000 in Europe. In the second quarter of 1998, Ford Credit provided wholesale financing for 78% of Ford U.S. factory sales and 97% of Ford factory sales in Europe compared with 79% for the U.S. and 95% for Europe in second quarter 1997.

FIRST HALF 1998 COMPARED WITH 1997

For the first half of 1998, Ford Credit's consolidated net income was $578 million, up $23 million or 4% from the first half of 1997. The factors affecting financing profits during the first half of 1998 were the same as those affecting second quarter results discussed above.

During the first half of 1998, Ford Credit provided retail financing for 38% of all new cars and trucks sold by Ford dealers in the United States, equal to the same period a year ago. In Europe, Ford Credit financed 30% of all new vehicles sold by Ford dealers in the first half of 1998, compared to 27% in the first half of last year. Ford Credit provided retail financing for 1,369,000 new and used vehicles in the United States and 390,000 in Europe. In the first half of 1998, Ford Credit provided wholesale financing for 78% of Ford U.S. factory sales and 96% of Ford factory sales in Europe compared with 78% for the U.S. and 95% for Europe in the first half of 1997.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge). Ford Credit currently has fair value and cash flow hedges, and will comply with requirements of SFAS 133 when adopted.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Ford Credit expects to adopt SFAS 133 beginning January 1, 2000. The effect of adopting SFAS 133 presently is being evaluated but is not expected to be material.

Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," was issued by the American Institute of Certified Public Accountants in April 1998. Effective for fiscal years beginning after December 15, 1998, this SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires start-up activities and organization costs to be expensed as incurred. Presently, Ford Credit expenses start-up costs and organization costs as incurred.

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

Ford Credit's outstanding debt at June 30, 1998 and at the end of each of the last three years was as follows (in millions):


                                        June 30,                      December 31
                                                       ------------------------------------------
                                          1998           1997            1996            1995
                                       -----------     ----------      ----------      ----------

  Commercial paper & STBAs(a)          $   42,403      $  42,311       $  38,774       $  40,419
  Other short-term debt (b)                 5,211          3,897           4,243           1,781
  Long-term debt (including
    current portion)(c)                    59,292         54,517          55,007          49,980

                                       ===========     ==========      ==========      ==========
     Total debt                        $  106,906      $ 100,725       $  98,024       $  92,180
                                       ===========     ==========      ==========      ==========


  United States                        $   80,612      $  78,443       $  76,635       $  73,178
  Europe                                   15,073         12,491          14,028          13,013
  Other international                      11,221          9,791           7,361           5,989
                                       ===========     ==========      ==========      ==========
     Total debt                        $  106,906      $ 100,725       $  98,024       $  92,180
                                       ===========     ==========      ==========      ==========
 Memo:
 Total support facilities
  (billions) as of July 1, 1998
  and December 31, 1997-1995,
  respectively:
     Ford Credit                       $     26.8      $    26.6       $    27.2       $    27.4
     Ford Credit Europe                       5.4            5.2             5.7             4.7

     - - - - -
     (a) Short-term borrowing agreements with bank trust departments.
     (b) Includes $901 million, $831 million, $2,478 million, and $176 million with affiliated companies at June 30, 1998, December 31, 1997, December 31, 1996, and December 31, 1995, respectively.
     (c) Includes $2,405 million and $3,547 million, $4,237 million and $1,174 million with affiliated companies at June 30, 1998, December 31, 1997, December 31, 1996, and December 31, 1995 respectively.

Support facilities represent additional sources of funds, if required. At July 1, 1998, Ford Credit had approximately $19.1 billion of contractually committed facilities. In addition, $7.7 billion of Ford credit lines may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2003 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit. Banks also provide $1.5 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at July 1, 1998, there were approximately $4.8 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") (formerly Ford Credit Europe plc) use. In addition, $615 million of Ford credit lines may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2003 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by FCE Bank.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     For a discussion of six purported class actions affecting Ford Credit, see Item 5. "Legal Proceedings - Ford -- Class Actions -- Lease Agreement Disclosure".

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information


                          INFORMATION CONCERNING FORD


Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended June 30, 1998 and 1997 (in millions except amounts per share):

                                              Second Quarter             First Half
                                            ------------------       ------------------
                                              1998     1997            1998     1997
                                            --------  --------       --------  --------
Sales and revenues                           $37,289   $40,265        $73,873   $77,579

Total costs and expenses                      33,816    36,925         67,784    71,724
Operating income                               3,473     3,340          6,089     5,855
Automotive net interest income                   110        94            233       149
Automotive equity in net income/(loss)
 of affiliated companies                          18        79             (8)      (65)
Gain on spin-off of The Associates a/              -         -         15,955         -
Gain on sale of Common Stock
 of a subsidiary a/                                -       269              -       269
Income before income taxes                     3,601     3,782         22,285     6,208
Provision for income taxes                     1,192     1,182          2,164     2,080
Minority interests in net income
 of subsidiaries                                  28        70             94       129

Net income                                   $ 2,381    $2,530        $20,027   $ 3,999

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Basic Income                                 $  1.96   $  2.11        $ 16.47   $  3.34

Diluted Income                               $  1.91   $  2.06        $ 16.11   $  3.27

Cash Dividends per share                     $  0.42   $  0.42        $  0.84   $ 0.805


a/ The gain was not subject to income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORD


OVERVIEW

The company's worldwide net income was $2,381 million in second quarter 1998, or $1.91 per diluted share of Common and Class B Stock, compared with $2,530 million, or $2.06 per diluted share in second quarter 1997. Excluding The Associates' earnings contribution of $197 million, and a net one-time gain of $100 million, Ford's second quarter 1997 operating earnings were $2,233 million, or $1.82 per diluted share. The company's worldwide sales and revenues were $37.3 billion in second quarter 1998, down $3 billion from a year ago. Vehicle unit sales of cars and trucks were 1,786,000, down 93,000 units. Stockholders' equity was $23.1 billion at June 30, 1998, down $7.7 billion compared with December 31, 1997, reflecting primarily The Associates spin-off.


RESULTS OF OPERATIONS

The company's worldwide net income for the Automotive sector in second quarter 1998 and 1997 and first half 1998 and 1997 was as follows (in millions):


                                          Second Quarter                    First Half
                                 -----------------------------      ---------------------------
                                                        1998                              1998
                                                        O/(U)                             O/(U)
                                    1998      1997      1997          1998      1997      1997
                                 ---------  --------   -------      --------  -------   -------
North American Automotive         $ 1,655    $1,441    $ 214         $2,665   $2,461     $204

Automotive Outside North America
- Europe                              310       157      153            540      262      278
- South America                        14        25      (11)           (31)     (22)      (9)
- Other                                72       112      (40)           112       38       74
                                   ------    ------    -----         ------   ------     ----
 Total Automotive Outside
  North America                       396       294      102            621      278      343
                                   ------    ------    -----         ------   ------     ----
    Total Automotive Sector        $2,051    $1,735    $ 316         $3,286   $2,739     $547
                                   ======    ======    =====         ======   ======     ====

The Automotive sector includes Automotive operations and Visteon Automotive Systems ("Visteon"), the company's automotive systems enterprise.

The company's worldwide net income for the Financial Services group in second quarter 1998 and 1997 and first half 1998 and 1997 was as follows (in millions):



                                          Second Quarter                       First Half
                                  --------------------------------     ---------------------------
                                                             1998                           1998
                                                             O/(U)                          O/(U)
                                    1998      1997           1997        1998      1997     1997
                                  --------  --------       -------     --------  -------  --------
Ford Credit                         $300      $279          $  21      $   578   $  555   $    23
Hertz                                 75        54             21          110       74        36
Gain on Hertz IPO                      -       269           (269)           -      269      (269)
Minority interests, Eliminations,
 and Other                           (45)       (4)           (41)         (79)     (27)      (52)
                                    ----      ----           ----      -------   ------     ------
   Financial Services (excluding
    The Associates)                  330       598           (268)         609      871      (262)
The Associates                         -       197           (197)         177*     389      (212)
Gain on spin-off of
 The Associates                        -         -              -       15,955        -    15,955
                                    ----      ----          -----      -------   ------   -------
     Total Financial Services       $330      $795          $(465)     $16,741   $1,260   $15,481
                                    ====      ====          =====      =======   ======   =======



Memo: Ford's share of earnings in
Hertz                               $ 60      $ 45          $  15      $    89   $   65   $    24

- - - - -
* Through March 12, 1998

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997 - FORD

Automotive Sector
-----------------

Worldwide earnings for Ford's Automotive sector were $2,051 million in second quarter 1998 on sales of $31.3 billion, compared with $1,735 million in second quarter 1997 on sales of $32.8 billion. Excluding a one-time charge of $169 million for restructuring actions in second quarter 1997, earnings in second quarter 1998 increased $147 million compared with a year ago. The improvement in earnings reflects primarily continued cost reductions and improved product mix, offset partially by lower market share and higher marketing incentives. Adjusted for constant volume and mix, total automotive costs were down $900 million compared with second quarter a year ago. In second half 1998, a sizable restructuring charge is expected to be incurred for a voluntary retirement/separation program to be offered to employees in the coming months.

Automotive sector earnings in North America were $1,655 million in second quarter 1998, up $214 million compared with a year ago. The increase reflected primarily cost reductions and nonrecurrence of second quarter 1997 restructuring actions, offset partially by lower market share. The after-tax return on sales was 7.3% in second quarter 1998, up 1.1 points from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 16.5 million units in second quarter 1998, up from 14.8 million units in second quarter 1997. The company expects car and truck industry sales for full-year 1998 to be slightly higher than the 15.5 million units in 1997. Ford's combined U.S. car and truck share was 24% in second quarter 1998, down 1.6 points from a year ago, reflecting primarily the discontinuation of five low-margin vehicle lines and reduced low-margin fleet business.

Automotive sector earnings in Europe were $310 million, up $153 million compared with second quarter a year ago. The improvement reflected primarily cost reductions and higher dealer stocks. Higher marketing incentives were a partial offset.

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.4 million units in second quarter 1998, up from 14.6 million units in second quarter 1997. European car and truck industry sales for full-year 1998 are expected to be higher than the 15 million units in 1997. Ford's combined European car and truck market share was 10.4% in second quarter 1998, down 1.3 points from a year ago. The decline reflects primarily new model launches by competitors and Ford production constraints.

Automotive sector earnings in South America were $14 million in second quarter 1998, down $11 million compared with second quarter a year ago. In second quarter 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.7 million units, compared with 2.1 million units in second quarter a year ago. For full-year 1998, the company expects car and truck industry sales in Brazil to be lower than the 1.9 million units in 1997. Ford's combined car and truck share in Brazil was 13.8% in second quarter 1998, down 4/10 of a point from second quarter 1997.

Visteon earned $241 million on revenues of $4,725 million in second quarter 1998, compared with $210 million on revenues of $4,720 million in second quarter a year ago. The improvement in earnings reflects primarily continuing cost reductions. The after-tax return on sales was 5.1% in second quarter 1998, up 7/10 of a point from a year ago.

Financial Services Group
------------------------

With the completion of The Associates spin-off, Financial Services group earnings now reflect primarily the results of Ford Credit and Ford's share of the earnings of Hertz.

For a discussion of Ford Credit's operations in second quarter 1998, see
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Ford Credit Second Quarter 1998 Compared with Second Quarter 1997 Results of Operations."

Earnings at Hertz in second quarter 1998 were a record $75 million (of which $60 million was Ford's share), up $21 million from the same period a year ago. The increase reflects primarily higher revenues in U.S. car rental operations.


FIRST HALF 1998 COMPARED WITH FIRST HALF 1997 - FORD

The company's operating earnings were $3,895 million, or $3.14 per diluted share of Common and Class B Stock, in first half 1998, compared with $3,510 million, or $2.87 per diluted share, in first half 1997 excluding The Associates.

Operating results in first half 1998 exclude a one-time gain of $15,955 million, or $12.90 per diluted share, resulting from the spin-off of The Associates, and a one-time earnings per share reduction of $0.07 per share resulting from the premium paid to repurchase the company's Series B Cumulative Preferred Stock. Results in first half 1997 include a one-time gain of $269 million on the initial public offering of the common stock of Hertz, offset partially by a one-time charge of $169 million for restructuring actions. Including one-time factors, the company's reported earnings in first half 1998 were $20,027 million, or $16.11 per diluted share, compared with $3,999 million, or $3.27 per diluted share, in first half 1997. The company's results in first half 1998 include Ford's share of The Associates' earnings through March 12, the record date for the spin-off of The Associates.

The company's worldwide sales and revenues in first half 1998 were $73.9 billion, down $3.7 billion from a year ago. Vehicle unit sales of cars and trucks were 3,507,000, down 53,000 units.

Automotive Sector
-----------------

Worldwide earnings for Ford's Automotive sector were $3,286 million in first half 1998 on sales of $60.4 billion, compared with $2,739 million in first half 1997 on sales of $62.8 billion. The increase was more than explained by cost reductions.

Earnings for the Automotive sector in North America were $2,665 million in first half 1998, up $204 million from first half 1997. The increase reflected primarily cost reductions, higher industry volume, vehicle mix improvements, and nonrecurrence of 1997 restructuring actions, offset partially by lower market share and increased marketing incentives. The North American Automotive after-tax return on sales was 6.2% in first half 1998, up 7/10 of a point from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 16 million units in first half 1998, compared with 15.3 million units in first half 1997. Ford's combined U.S. car and truck market share was 24.2%, down
1.2 points compared with a year ago, reflecting primarily the discontinuation of five low-margin vehicle lines and reduced low-margin fleet business.

Automotive sector earnings in Europe in first half 1998 were $540 million, up $278 million from first half a year ago, reflecting primarily cost reductions and improved volume and mix, offset partially by higher marketing incentives.

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.6 million units in first half 1998, up from 14.4 million units in first half 1997. Ford's combined European car and truck market share was 11% in first half 1998, down 6/10 of a point from a year ago.

Automotive sector losses in South America were $31 million in first half 1998, compared with a loss of $22 million in first half a year ago. In first half 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.6 million units, compared with 2 million units in first half 1997. Ford's combined car and truck share in Brazil was 13.7% in first half 1998, up one point from first half 1997.

Visteon earned $430 million on revenues of $9,103 million in first half 1998, compared with $356 million on revenues of $8,873 million in first half a year ago. The improvement in earnings reflects primarily continuing cost reductions. The after-tax return on sales was 4.7% in first half 1998, up 7/10 of a point from a year ago.

Financial Services Group
------------------------

Higher earnings at Ford Credit and Hertz in first half 1998, compared with first half 1997, reflected primarily the same factors as those described in the discussion of second quarter results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

Automotive cash and marketable securities were $22.3 billion at June 30, 1998, up $1.4 billion from December 31, 1997. The company paid $1 billion in quarterly cash dividends on its Common Stock, Class B Stock and Preferred Stock during first half 1998, and $3.2 billion in cash dividends related to The Associates spin-off .

Automotive capital expenditures were $3.8 billion in first half 1998, up $275 million from the same period a year ago. Capital expenditures were 6.2% of sales in first half 1998, up 7/10 of a point from first half a year ago.

Automotive debt at June 30, 1998 totaled $8.2 billion, which was 26% of total capitalization (stockholders' equity and Automotive debt), compared with 21% of total capitalization at year-end 1997. The increase in the ratio in 1998 reflects the reduction in stockholders' equity resulting from The Associates spin-off.

At July 1, 1998, Ford had long-term contractually committed global credit agreements under which $8.5 billion is available from various banks; 94% of such commitments are available through June 30, 2003. The entire $8.5 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8.3 billion of such credit lines in varying portions to Ford Credit and FCE Bank. In addition, at July 1, 1998, $485 million of contractually committed credit facilities were available to various Automotive affiliates outside the U.S. Approximately $74 million of these facilities were in use at July 1, 1998.

Financial Services Group
------------------------

The Associates spin-off explains primarily the declines discussed below.

Financial Services cash and investments in securities totaled $3.3 billion at June 30, 1998, down $574 million from December 31, 1997.

Net receivables and lease investments were $124.9 billion at June 30, 1998, down $50.6 billion from December 31, 1997.

Total debt was $115.8 billion at June 30, 1998, down $44.3 billion from December 31, 1997.

Outstanding commercial paper at June 30, 1998 totaled $40.9 billion at Ford Credit and $2 billion at Hertz, with an average remaining maturity of 22 days and 24 days, respectively.

At July 1, 1998, Financial Services had a total of $27.9 billion of contractually committed support facilities (excluding the $8.3 billion available under Ford's global credit agreements). Of these facilities, $23.9 billion are contractually committed global credit agreements under which $19.1 billion and $4.8 billion are available to Ford Credit and FCE Bank, respectively, from various banks; 58% and 75%, respectively, of such facilities are available through June 30, 2003. The entire $19.1 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.8 billion may be used, at FCE Bank's option, by any subsidiary of FCE Bank. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank, as the case may be. At July 1, 1998, $205 million of the Ford Credit global facilities were in use and $738 million of the FCE Bank global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at July 1, 1998 consisted of $2.1 billion of contractually committed support facilities available to Hertz in the U.S., and $1.9 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 1998, approximately $967 million of these facilities were in use. Furthermore, banks provide $1.5 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.


NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Ford anticipates having each of these types of hedges, and will comply with requirements of SFAS 133 when adopted.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Ford expects to adopt SFAS 133 beginning January 1, 2000. The effect of adopting SFAS 133 is not expected to be material.

Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," was issued by the American Institute of Certified Public Accountants in April 1998. Effective for fiscal years beginning after December 15, 1998, this SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires start-up activities and organization costs to be expensed as incurred. Presently, Ford expenses start-up costs and organization costs as incurred.


Legal Proceedings - Ford


Environmental Matters
---------------------

Mobile Source Emissions Alleged Violation. In June 1998, the United States Department of Justice (the "DOJ"), at the request of the Environmental Protection Agency (the "EPA"), lodged a complaint against Ford. The complaint alleged that certain vehicles produced by Ford contained an engine control strategy that was not fully explained in the certification application and, in some applications, was an impermissible "defeat device" because it would result in higher emissions of nitrogen oxides under certain operating conditions. The vehicles in question included certain 1997 model year Econolines and 1991 through 1995 model year Escorts. The DOJ, EPA and Ford agreed upon a consent decree which was filed the same day as the complaint. Under the terms of the consent decree Ford denies any wrongdoing and will pay $2.5 million in civil penalties, spend $1.5 million on supplemental environmental projects, recall the Econolines for recalibration (costing approximately $1.3 million) and retire 2,500 tons of nitrogen oxide emissions credits (at an estimated cost of $2.5 million). A notice of settlement was published in the Federal Register on July 1 and allows for a thirty-day comment period on the proposed settlement. The consent decree should be entered shortly after the government has reviewed and considered the comments, absent any major concerns by the government. These same issues have been resolved with the State of California by an agreement which requires Ford to recall the California Econolines (the cost of which is included in the above description of the federal settlement) and to pay $350,000 in civil penalties.


Class Actions
-------------

Lease Agreement Disclosure. Six purported class actions recently were filed against Ford Credit and its subsidiary, Primus Automotive Financial Services, Inc., in state courts in Arkansas, Georgia, Minnesota, Ohio, Oregon and Wisconsin. The lawsuits, each of which purports to be brought on behalf of a statewide class, allege that Ford Credit and Primus leasing contracts improperly failed to disclose certain acquisition or administrative fees that are included in the amount of a customer's monthly lease payment. Plaintiffs seek compensatory damages in the amount of all such undisclosed fees, an injunction prohibiting the companies from continuing the practice of not disclosing such fees, attorneys' fees, interest, costs and, in some cases, punitive damages. Ford Credit and Primus believe that their leasing contracts conform with applicable federal and state laws and will move to dismiss the lawsuits. However, if plaintiffs were to prevail in these actions, Ford Credit and Primus could be required to pay substantial damages.

Lifetime Service Guarantee. In June 1998, Edward Elbert commenced a purported class action against the company in California state court with respect to the company's termination of the Lifetime Service Guarantee program as of January 1, 1992. The program, which ran from 1983 until its termination, provided new vehicle buyers with a lifetime warranty on replaced parts for, and repairs on, their vehicles that were not otherwise warrantied and were performed by a participating dealer. Mr. Elbert alleges that the program constituted a product warranty that could not be terminated. He alleges claims for violation of the federal Magnuson-Moss Warranty Act, breach of contract, negligent misrepresentation, violation of the California Song-Beverly Consumer Warranty Act, violation of the California Consumers Legal Remedies Act ("CLRA"), violations of the California Unfair Competition Law ("UCL"), and declaratory relief. The Magnuson-Moss and declaratory relief claims are alleged on behalf of a purported national class. The breach of contract, negligent misrepresentation, and Song-Beverly claims are alleged on behalf of a purported subclass of California residents. The CLRA and UCL claims are alleged on behalf of "the general public" ostensibly under "private attorney general" provisions in those statutes. Plaintiff claims compensatory, exemplary, and punitive damages, attorneys' fees, civil penalties, disgorgement, and interest in unspecified amounts. He is also seeking an injunction to compel the company to reinstate the Lifetime Service Guarantee program. Ford believes it has valid defenses to the plaintiff's claims; however, if plaintiff were to prevail in their lawsuit, Ford could be required to pay substantial damages and possibly incur substantial future costs.

Paint. (Previously discussed in the fifth paragraph on page 19 of the 10-K Report.) In April 1998, the Louisiana federal court heard oral argument on plaintiffs' motion for nationwide class certification in the Landry case. The court deferred ruling on the motion and requested additional briefing from the parties on the feasibility of trying the case as a class action. During the second quarter two new purported class actions concerning alleged defects in paint processes were filed against the company. The first, Nienhuis, was filed in Illinois state court in May 1998. This case raises the same allegations as in the other paint cases with respect to a somewhat larger group of vehicles. This action seeks a nationwide class or, alternatively, a class of Illinois residents. Ford has removed the action to federal court, and the Judicial Panel on Multidistrict Litigation has conditionally transferred the action to the Louisiana federal court where Landry is pending. The other new case, Clayman, was filed in Pennsylvania state court in June 1998. The action asserts allegations similar to the other cases on behalf of a proposed class of Pennsylvania residents.

Bronco II. (Previously discussed in the last paragraph on page 19 of the 10-K Report.) The federal court in West Virginia denied plaintiffs' motion for class certification in the Goff case. The court also dismissed the claims of one plaintiff and ordered the other plaintiff to file a more definite statement of the fraud allegations. Trial of the remaining plaintiff's claims is scheduled for November 1998.

Ignition Switch. (Previously discussed in the second full paragraph on page 20 of the 10-K Report.) In June 1998, the federal court in New Jersey indicated that it would issue a written order denying the plaintiffs' motion to remand all of the lawsuits to state courts and to vacate the court's rulings denying nationwide class certification and dismissing most of the claims of the plaintiffs who have had no "incidents" with their vehicles. In May 1998, plaintiffs who claim to have had "incidents" with their vehicles filed an amended complaint on behalf of a proposed class of all persons who have experienced "incidents" in a subject vehicle, attempting to consolidate all such claims in a single action. The complaint proposes alternative classes and several subclasses. Plaintiffs have indicated that the proposed classes and subclasses may be amended following further discovery. Over the past several weeks, Ford has been served with three new purported class actions concerning ignition switch issues. Two of the cases were filed in Illinois and California state courts and propose to include individuals or entities that own or currently lease Illinois and California-registered vehicles, respectively, equipped with allegedly defective ignition switches that have not been recalled by the company. The third case was filed in another Illinois state court and proposes to include individuals or entities nationwide that currently own or that have previously owned vehicles equipped with allegedly defective ignition switches that have been recalled by the company.

TFI Module. (Previously discussed in the last paragraph on page 20 of the 10-K Report.) The California Supreme Court has declined to hear Ford's appeal of the trial court's class certification and class notice orders. Ford will have the right to appeal those orders after entry of any adverse final judgment in the case. In addition, the trial court modified its earlier class notice order and indicated that it will require plaintiffs to bear most of the expense of disseminating notice to the class. In related developments, in June 1998 the Chief Counsel of the National Highway Traffic Safety Administration (the "Safety Administration") released a letter rejecting many of the allegations made by the plaintiffs and the Safety Administration's former chief investigator that Ford improperly withheld information and documents during prior investigations of the TFI module. The Chief Counsel's letter did, however, state that Ford had failed to produce six documents responsive to agency information requests. The Safety Administration declined to impose a civil penalty but directed Ford to alter its approach to responding to agency information requests. The Safety Administration also declined to consider whether the receipt of the six documents would have caused the agency to alter its decision to close the TFI-related investigations without action.

Airbag. (Previously discussed in the second full paragraph on page 21 of the 10-K Report.) The company moved for dismissal or summary judgment on claims asserted by plaintiffs in the Louisiana case (which was consolidated in federal court) and in the Alabama case. In May 1998, the federal court in Louisiana dismissed all claims asserted in that case. The deadline for appeal of this dismissal has passed, and the plaintiffs have not filed a notice of appeal. In the Alabama lawsuit, the trial court denied Ford's motion for change of venue and Ford has petitioned the Alabama Supreme Court for review. The trial court has stayed the case pending a decision by the Alabama Supreme Court on the venue issue. Ford's motion to dismiss the Alabama action is pending.


Other Matters
-------------

Lemelson Patent Case. (Previously discussed in the last paragraph on page 22 of the 10-K Report.) Ford and the Lemelson interests settled their patent litigation in May 1998. The settlement with Lemelson resolves all issues involved in the lawsuit and provides Ford with a license under more than 200 Lemelson patents that currently exist, as well as future Lemelson patents that may issue. The amount of the settlement payment, which is required to be kept confidential by the terms of the settlement, is not material. The settlement also includes an option for Ford suppliers to settle their individual differences with Lemelson at royalty rates that are significantly better than those offered to others in the past.

Fastener Quality Act. (Previously discussed in the second paragraph on page 14 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.) The effective date for the implementation of the Fastener Quality Act of 1990 has been administratively extended to October 24, 1998. Congress is considering a bill which would delay the effective date of the Act by up to one year and would require the Secretary of Commerce to review the Act and make recommendations regarding necessary and appropriate changes to the Act. The House of Representatives has passed the bill, and it is currently pending in the Senate.

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index on page 24.

           (b) Reports on Form 8-K during the quarter ended June 30, 1998:



                                                    FINANCIAL
DATE OF REPORT             ITEM                 STATEMENTS FILED
--------------     ---------------------        ----------------
April 16, 1998     Item 5 - Other Events        Earnings Release dated
                                                April 16, 1998 of Ford
                                                Motor Credit Company and
                                                Subsidiaries for the
                                                quarter ended March 31, 1998
                                                with attachments and
                                                Earnings Release dated
                                                April 16, 1998 of Ford
                                                Motor Company and
                                                subsidiaries for
                                                the quarter ended
                                                March 31, 1998, with
                                                attachments.

April 27, 1998      Item 5 - Other Events       None

June 15, 1998       Item 5 - Other Events       None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ E. S. Acton
July 17, 1998                        --------------------------
                                     E. S. Acton
                                     Vice President - Finance
                                     (Chief Financial Officer)

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at June 30, 1998 and 1997, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended June 30, 1998. These financial statements are the responsibility of the company's management. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles. We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1997 and the related consolidated statements of income and of earnings retained for use in the business and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP


Detroit, Michigan
July 14, 1998

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

15                            Letter from                 Filed with this
                              PricewaterhouseCoopers      Report.
                              LLP dated July 17, 1998
                              regarding unaduited
                              interim financial infor-
                              mation.


27                            Financial Data Schedule.    Filed with this
                                                          Report.