Form 10-Q
period 1998-09-30
FORD MOTOR CREDIT CO
filed 1998-10-19
CIK 38009

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   -----
                                 FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of September 30, 1998.

    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                                PAGE 1 OF 36
                      EXHIBIT INDEX APPEARS AT PAGE 32.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statement of Income
                and of Earnings Retained for Use in the Business For the Periods Ended September 30, 1998 and 1997
                                  (in millions)

                                                   Third Quarter                 Nine Months
                                                1998         1997           1998         1997
                                             ----------    ---------     ---------    ---------
                                                   (Unaudited)                (Unaudited)
Financing revenue
 Operating leases                            $  2,442.2    $ 2,347.3     $ 7,303.1    $ 6,658.0
 Retail                                         1,448.9      1,341.3       4,250.0      3,868.6
 Wholesale                                        353.5        359.4       1,203.3      1,211.0
 Other                                             92.5        101.0         283.6        296.8
                                             ----------    ---------     ---------    ---------
  Total financing revenue                       4,337.1      4,149.0      13,040.0     12,034.4

Depreciation on operating leases               (1,791.7)    (1,624.1)     (5,314.9)    (4,537.4)
Interest expense                               (1,662.0)    (1,551.8)     (4,963.5)    (4,676.6)
                                             ----------    ---------     ---------    ---------
  Net financing margin                            883.4        973.1       2,761.6      2,820.4

Other revenue
 Insurance premium earned                          68.8         75.1         224.9        215.2
 Investment and other income                      268.4        186.2         818.1        656.0
                                             ----------    ---------     ---------    ---------
  Total financing margin and revenue            1,220.6      1,234.4       3,804.6      3,691.6

Expenses
 Operating expenses                               394.9        379.4       1,240.4      1,088.1
 Provision for credit losses                      290.2        370.1         882.2      1,022.2
 Other insurance expenses                          68.4         66.8         222.7        200.6
                                             ----------    ---------     ---------    ---------
  Total expenses                                  753.5        816.3       2,345.3      2,310.9
                                             ----------    ---------     ---------    ---------

Equity in net income of affiliated companies        0.7          1.2           1.6          0.7

Income before income taxes                        467.8        419.3       1,460.9      1,381.4

Provision for income taxes                        184.1        149.4         575.0        528.6
                                             ----------    ---------     ---------    ---------
Income before minority interest                   283.7        269.9         885.9        852.8
Minority interest in net
 income of subsidiaries                            11.3         12.2          35.9         40.2
                                             ----------    ---------     ---------    ---------
  Net income                                      272.4        257.7         850.0        812.6

Earnings retained for use in the business
 Beginning of period                            7,905.0      7,432.5       7,327.4      6,892.1
 Dividends                                        (80.0)         0.0         (80.0)       (14.5)
                                             ----------    ---------     ---------    ---------
  End of period                              $  8,097.4    $ 7,690.2     $ 8,097.4    $ 7,690.2
                                             ==========    =========     =========    =========


The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                  (in millions)

                                                    September 30,        December 31,         September 30,
                                                        1998                 1997                 1997
                                                   ----------------     ----------------     ----------------
                                                      (Unaudited)                               (Unaudited)
ASSETS
 Cash and cash equivalents                         $          504.1      $         689.5       $      1,355.2
 Investments in securities                                  1,504.5                887.9                829.3
 Finance receivables, net (Note 1)                         84,700.6             81,312.6             78,746.6
 Net investment, operating leases                          35,434.7             34,746.0             34,928.1
 Retained interest in sold receivables                      1,244.0                998.6                950.0
 Accounts and notes receivable from
  affiliated companies                                      1,109.8                734.2                710.7
 Equity in net assets of affiliated companies                  39.6                 49.6                 46.9
 Other assets                                               2,086.0              2,554.9              3,432.0
                                                   ----------------     ----------------     ----------------
   Total assets                                    $      126,623.3     $      121,973.3     $      120,998.8
                                                   ================     ================     ================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
 Accounts payable
  Trade, customer deposits, and dealer reserves    $        3,448.9     $        2,835.0     $        2,697.7
  Affiliated companies                                      1,034.4              2,815.7              1,040.2
                                                   ----------------     ----------------     ----------------
   Total accounts payable                                   4,483.3              5,650.7              3,737.9

 Debt (Note 2)                                            104,664.4            100,725.0             99,991.4
 Deferred income taxes                                      3,206.4              2,732.2              3,997.9
 Other liabilities and deferred income                      3,186.1              2,803.2              2,811.7
                                                   ----------------     ----------------     ----------------
   Total liabilities                               $      115,540.2     $      111,911.1     $      110,538.9

Minority interest in net assets of subsidiaries               387.1                477.7                352.9

Preferred stockholder's equity in a subsidiary
 company                                                          0                    0                286.5

Stockholder's Equity
 Capital stock, par value $100 a share,
  250,000 shares authorized, issued and outstanding             25.0                 25.0                 25.0
 Paid-in surplus (contributions by stockholder)              4,229.0              3,891.6              3,719.5
 Note receivable from affiliated company                    (1,517.0)            (1,517.0)            (1,517.0)
 Accumulated other comprehensive income/(loss)
  (Note 3)                                                    (138.4)              (142.5)               (97.2)
 Earnings retained for use in the business                   8,097.4              7,327.4              7,690.2
                                                    ----------------     ----------------     ----------------
   Total stockholder's equity                               10,696.0              9,584.5              9,820.5
                                                    ----------------     ----------------     ----------------
   Total liabilities and stockholder's equity       $      126,623.3     $      121,973.3     $      120,998.8
                                                    ================     ================     ================

The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                For the Periods Ended September 30, 1998 and 1997
                                  (in millions)

                                                                      Nine Months
                                                                 1998            1997
                                                              -----------     -----------
                                                                      (Unaudited)
Cash flows from operating activities
 Net income                                                   $     850.0     $     812.6
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for credit losses                                       882.2         1,022.2
  Depreciation and amortization                                   5,599.7         4,963.1
  Gain on sales of finance receivables                             (171.3)          (18.4)
  Equity in net income of affiliates                                 (1.6)           (0.7)
  Increase/(decrease) in deferred income taxes                      395.4          (299.2)
  Increase in other assets                                         (182.1)       (1,114.5)
  Decrease in other liabilities                                    (356.7)         (716.7)
  Other                                                              67.2           (36.0)
                                                              -----------     -----------
   Net cash provided by operating activities                      7,082.8         4,612.4
                                                              -----------     -----------
Cash flows from investing activities
 Purchase of finance receivables (other than wholesale)         (36,275.4)      (28,657.8)
 Collection of finance receivables (other than wholesale)        21,452.6        23,642.9
 Purchase of operating lease vehicles                           (14,964.8)      (17,391.5)
 Liquidation of operating lease vehicles                          9,311.5         8,792.6
 Net change in wholesale receivables                              4,114.7         1,588.5
 Proceeds from sale of receivables                                7,769.0         1,541.1
 Purchase of investment securities                               (1,654.0)       (2,136.0)
 Proceeds from sale/maturity of investment securities             1,037.4         2,632.1
 Other                                                              (92.8)          (54.8)
                                                              -----------     -----------
   Net cash used in investing activities                         (9,301.8)      (10,042.9)
                                                              -----------     -----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                        15,620.9         9,546.5
 Principal payments on long-term debt                           (11,605.5)       (6,218.8)
 Change in short-term debt, net                                  (1,719.2)          728.1
 Cash dividends paid                                                (80.0)          (14.5)
 Other                                                             (187.6)           63.4
                                                              -----------     -----------
   Net cash provided by financing activities                      2,028.6         4,104.7
                                                              -----------     -----------
Effect of exchange rate changes on cash and cash
 equivalents                                                          5.0           (35.0)
                                                              -----------     -----------
   Net change in cash and cash equivalents                         (185.4)       (1,360.8)

Cash and cash equivalents, beginning of period                      689.5         2,716.0
                                                              -----------     -----------
Cash and cash equivalents, end of period                      $     504.1     $   1,355.2
                                                              ===========     ===========
Supplementary cash flow information
 Interest paid                                                $   4,894.3     $   4,644.5
 Taxes paid                                                         139.3           475.4


The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          Notes To Financial Statements



Note 1. Finance Receivables, Net (in millions)

                                        September 30,        December 31,        September 30,
                                             1998                1997                1997
                                       ----------------    ---------------     ----------------
                                         (Unaudited)                              (Unaudited)
Retail                                 $       62,228.3    $      55,601.0     $       55,423.4
Wholesale                                      17,696.8           21,605.5             18,930.8
Other                                           5,963.0            5,275.9              5,543.0
                                       ----------------    ---------------     ----------------
 Total finance receivables net of
  unearned income                              85,888.1           82,482.4             79,897.2
Less allowance for credit losses               (1,187.5)          (1,169.8)            (1,150.6)
                                       ----------------    ---------------     ----------------
 Finance receivables, net              $       84,700.6    $      81,312.6     $       78,746.6
                                       ================    ===============     ================



                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                     Notes To Financial Statements (cont'd)


Note 2. Debt (in millions)

                                                                                September 30,       December 31,       September 30,
                                                                                    1998                1997                1997
                                                                                -------------       -------------     --------------
                                                                                 (Unaudited)                            (Unaudited)
 PAYABLE WITHIN ONE YEAR:
  Commercial paper                                                              $    37,893.1       $     40,856.8     $    35,232.7
  Other short-term debt*                                                              6,023.0              5,351.0           7,484.1
                                                                                -------------       --------------     -------------
   Total short-term debt                                                             43,916.1             46,207.8          42,716.8
  Long-term indebtedness payable
   within one year**                                                                  9,601.0              9,572.6          11,291.1
                                                                                -------------       --------------     -------------
   Total payable within one year                                                     53,517.1             55,780.4          54,007.9
                                                                                -------------       --------------     -------------

                                                  September 30, 1998
                                         -------------------------------------
                                         Weighted Average
                                         Interest Rates***       Maturities
                                         -------------------     -------------
PAYABLE AFTER ONE YEAR:
 Secured indebtedness                            20.32%              1999-2000           14.3                 13.5              16.1
 Unsecured senior indebtedness
  Notes****                                       6.30%              1998-2048       49,635.6             43,584.1          44,812.5
  Debentures                                      4.12%              2001-2005        1,410.2              1,247.6           1,048.9
  Unamortized (discount)/premium                                                        (22.6)                (3.0)              1.8
                                                                                -------------       --------------     -------------
  Total secured and unsecured
   senior indebtedness                                                               51,037.5             44,842.2          45,879.3

 Unsecured long-term
  subordinated notes                              8.51%                   2005          109.8                102.4             104.2
                                                                                -------------       --------------     -------------
  Total payable after one year                                                       51,147.3             44,944.6          45,983.5
                                                                                -------------       --------------     -------------
  Total debt                                                                    $   104,664.4       $    100,725.0     $    99,991.4
                                                                                =============       ==============     =============

  * Includes $186.6 million, $830.5 million, and $4,205.8 million with affiliated companies at September 30, 1998, December 31, 1997, and September 30, 1997, respectively.
 ** Includes $383.6 million, $1,716.0 million, and $1,918.0 million with affiliated companies at September 30, 1998, December 31, 1997, and September 30, 1997, respectively.
*** Rates were variable on about 21.5% of the debt payable after one year including the effects of interest rate swap agreements.
**** Includes $4,109.4 million, $1,830.6 million, and $1,945.8 million with affiliated companies at September 30, 1998, December 31, 1997, and September 30, 1997, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                     Notes To Financial Statements (cont'd)


Note 3. Comprehensive Income
Ford Credit adopted statement of Financial Standards 130, "Reporting Comprehensive Income," as of January 1, 1998. Total comprehensive income was as follows (in millions):

                                                                   Third Quarter                      Nine Months
                                                            1998              1997              1998                1997
                                                         ------------      ------------     ------------        ------------
                                                                  (Unaudited)                           (Unaudited)
Net income                                               $      272.4      $      257.7     $       850.0       $       812.6

Other comprehensive income
 Foreign currency translation adjustments                        96.6             (49.7)             12.4              (166.3)
 Unrealized gain/(loss)on investments in securities
  available for sale, net of taxes                               (5.4)              4.4              (8.3)               13.1
                                                         ------------      ------------      ------------        ------------
  Total other comprehensive income                               91.2             (45.3)              4.1              (153.2)
                                                         ------------      ------------      ------------        ------------
  Total comprehensive income                             $      363.6      $      212.4      $      854.1        $      659.4
                                                         ============      ============      ============        ============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORD CREDIT THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997 RESULTS OF OPERATIONS

Ford Credit's consolidated net income in the third quarter of 1998 was $272 million, up $14 million or 5% from 1997. Compared with results from a year ago, the increase primarily reflects lower credit losses and loss reserve requirements, higher gains on receivables sales, higher financing volumes, and lower operating costs. Lower financing margins and a higher effective tax rate are a partial offset.

Total net finance receivables and net investment in operating leases at September 30, 1998 were $120.1 billion, up $6.4 billion or 6% from a year earlier.

Credit losses as a percent of average net finance receivables including net investment in operating leases decreased to 0.79% in third quarter 1998 from 0.85% in third quarter 1997 reflecting a decrease in repossession rates offset partially by higher losses per repossession. The increase in losses per repossession reflects a weaker used vehicle market resulting in Ford Credit realizing lower prices for repossessed units sold at auction.

Net financing margins decreased compared with the same period a year ago primarily reflecting increased depreciation expense for leased vehicles. Increased depreciation expense for leased vehicles primarily reflects lower than anticipated residual values on those vehicles. These factors are expected to continue to adversely affect Ford Credit's earnings for the remainder of 1998.

During the third quarter of 1998, Ford Credit financed 50% of all new cars and trucks sold by Ford dealers in the U.S., compared with 39% in the same period of 1997. In Europe, Ford Credit financed 36% of all new vehicles sold by Ford dealers in the third quarter of 1998 compared with 31% in the third quarter of 1997. Ford Credit provided retail customers with financing for 774,000 new and used vehicles in the United States and 209,000 in Europe. In the third quarter of 1998, Ford Credit provided wholesale financing for 85% of Ford U.S. factory sales and 94% of Ford factory sales in Europe compared with 79% for the U.S. and 94% for Europe in the third quarter 1997.

FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS 1997 RESULTS OF
OPERATIONS

For the first nine months of 1998, Ford Credit's consolidated net income was $850 million, up $37 million or 5% from the first nine months of 1997. The factors affecting financing profits during the first nine months of 1998 were the same as those affecting third quarter results discussed above.

During the first nine months of 1998, Ford Credit provided retail financing for 42% of all new cars and trucks sold by Ford dealers in the United States, compared with 38% in the same period a year ago. In Europe, Ford Credit financed 32% of all new vehicles sold by Ford in the first nine months of 1998, compared to 28% in the first nine months of last year. Ford Credit provided retail financing for 2,143,000 new and used vehicles in the United States and 599,000 in Europe. In the first nine months of 1998, Ford Credit provided wholesale financing for 80% of Ford U.S. factory sales and 95% of Ford factory sales in Europe compared with 79% for the U.S. and 95% for Europe in the first nine months of 1997.

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

Ford Credit's outstanding debt at September 30, 1998 and at the end of each of the last three years was as follows (in millions):


                                      September 30,                    December 31
                                                       ------------------------------------------
                                          1998            1997           1996             1995
                                       -----------     -----------     ----------      -----------
  Commercial paper & STBAs(a)          $    39,252     $   42,311      $   38,774       $   40,419
  Other short-term debt (b)                  4,664          3,897           4,243            1,781
  Long-term debt (including
   current portion)(c)                      60,748         54,517          55,007           49,980
                                       -----------     ----------      ----------      -----------
   Total debt                          $   104,664     $  100,725      $   98,024      $    92,180
                                       ===========     ==========      ==========      ===========

  United States                        $    79,226     $   78,443      $   76,635      $    73,178
  Europe                                    15,476         12,491          14,028           13,013
  Other international                        9,962          9,791           7,361            5,989
                                       -----------     ----------     -----------      -----------
   Total debt                          $   104,664     $  100,725     $    98,024      $    92,180
                                       ===========     ==========     ===========      ===========
 Memo:
 Total support facilities
  (billions) as of October 1, 1998
  and December 31, 1997-1995,
  respectively:
   Ford Credit U.S.                     $     26.7     $     26.6      $     27.2      $     27.4
   FCE Bank                                    5.5            5.2             5.7             4.7

     - - - - -
     (a) Short-term borrowing agreements with bank trust departments.
     (b) Includes $187 million, $831 million, $2,478 million and $176 million with  affiliated  companies at September  30, 1998,  December 31, 1997,
         December 31, 1996, and December 31, 1995, respectively.
     (c) Includes  $4,493  million,  $3,547  million,  $4,237 million and $1,174 million with  affiliated  companies at September  30, 1998 and December
         31, 1997, December 31, 1996, and December 31, 1995 respectively.

Support facilities represent additional sources of funds, if required. At October 1, 1998, Ford Credit had approximately $19.1 billion of contractually committed facilities. In addition, $7.6 billion of Ford credit lines may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2003 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit. Banks also provide $1.5 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at October 1, 1998, there were approximately $4.9 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") use. In addition $615 million of Ford credit lines may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2003 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by FCE Bank.

YEAR 2000 CONVERSION

General

An issue affecting Ford Credit and others is the inability of many computer systems and applications to process the year 2000 and beyond ("Y2K"). To address this problem, in 1996, Ford Credit initiated a global Y2K program to manage Ford Credit's overall Y2K compliance effort. As part of this program, Ford Credit established a global Y2K Program Office to coordinate Ford Credit's compliance efforts. Ford Credit participates closely with Ford's Y2K Central Program Office and the Ford Y2K Steering Committee. Ford's Y2K program has been certified by the Information Technology Association of America as meeting its Y2K best practices standards.

State of Readiness

Ford Credit has identified the following six distinct areas for its Y2K compliance efforts:

Business Computer Systems: These include computer systems and applications relating to operations such as retail and lease financing, commercial lending, customer account processing, collections, insurance operations, treasury, and financial reporting. A compliance plan has been developed for each business system, with particular attention given to critical systems. Critical business systems are being verified independently for compliance.

External Alliances (Banks, Credit Bureaus, Trustees, Underwriters, Financial Institutions): Ford Credit has deployed, in conjunction with an industry trade association (the Automotive Industry Action Group), a process to pursue a common Y2K compliance approach with the financial institutions in North America. Similar actions are underway in Europe and the rest of the world. Follow-up actions to explore the Y2K preparedness and plan integration testing are being conducted with each highly critical financial institution.

Affiliates:   All  affiliates have developed plans to address Y2K compliance and
Ford Credit is monitoring their progress.

End-User Computing: Ford Credit's plan to ensure Y2K compliance of desktop computers throughout the company includes the replacement or repair of all non-compliant computers and related software.

Technical  Infrastructure:   All  critical  infrastructure  hardware  has   been
inventoried and assessed.   Ford's  dedicated test facility will be used to test
selected critical systems infrastructure.

Physical Properties and Infrastructures: Ford Credit, in conjunction with Ford, is assessing the Y2K compliance of a ll its significant building systems, including energy and security systems. Actions are being taken to determine energy and other utility supplier preparedness.

Set forth below is a timetable showing Ford Credit's internal target dates for compliance and the present status of compliance (at September 30, 1998) for each of the areas mentioned above. Ford Credit has established these target dates well before December 31, 1999 to allow sufficient time to perform enterprise-wide testing and further validation of Ford Credit's Y2K compliance.

Present status as of September 30, 1998:

                               Y2K Program Timing
                               ------------------

                                    1996          1997          1998          1999          2000
                                    ----          ----          ----          ----          ----
Critical Business Computer
Systems                                   -Plan: 100% compliant by 12/98-
                                          Present Status:  75%

Critical External Alliances                    --Plan:  100% ready* by 6/99-----
                                                   Present Status:  95%

Affiliates                                     --Plan:  100% ready* by 6/99-----
                                               Present Status:  100%

Critical End-User
Computing                                    ----Plan:  100% compliant by 6/99--
                                             Present Status:  60%

Technical Infrastructure                     ----Plan:  100% compliant by 6/99--
                                             Present Status:  50%

Physical Properties and
Infrastructure                                 --Plan:  100% compliant by 6/99--
                                             Present Status:  70%

*"Ready" means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.

Y2K Costs

Ford Credit is sharing many of Ford's Y2K compliance tools. Ford Credit estimates that its incremental costs will be about $20 million for Y2K compliance efforts. This amount will be incurred over a three-year period that commenced mid-1997 and will end mid-2000. Y2K compliance costs incurred through September 30, 1998 are estimated at $12 million. Ford Credit's annual Y2K costs relating to information technology have represented and are expected in the future to represent less than 10% of Ford Credit's annual information technology budget.

Y2K Risks

The most reasonably likely worst case scenario for Ford Credit with respect to the Y2K problem is the failure of an external alliance, particularly another financial institution or energy supplier to that financial institution, to be Y2K compliant. This could result in Ford Credit not being able to conduct financial transfers such as payment of debt, selling commercial paper, or collecting receivables, which in turn could result in lost revenue.

Y2K Contingency Plans

Ford Credit has established a Y2K business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes will be developed by March 1999. In addition, Ford Credit is participating with the Ford business resumption steering committee.

EURO CONVERSION

A single currency called the euro will be introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until January 1, 2002. During this transition period, parties may pay for items using either the euro or a participating country's legacy currency.

Ford Credit, including its European subsidiary, FCE Bank plc, plans to make necessary changes to accounting, operational, and payment systems to accommodate introduction of the euro. Certain of Ford Credit's business functions will introduce euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments and denominating certain types of new loans in euro. Other business functions of Ford Credit will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs.

Ford Credit plans no changes in its funding strategies or asset-liability management policies as a result of the introduction of the euro, and will continue to fund in all markets which are cost-effective. Ford Credit generally hedges all foreign exchange exposure associated with its funding activities. As a result, Ford Credit's exposure to movements in foreign exchange rates is limited and introduction of the euro should have no material effect on Ford Credit.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         For a discussion of 19 purported class actions affecting Ford Credit, see Item 5 "Legal Proceedings - Ford - Class Actions - Lease
         Agreement Disclosure".

Item 2.  Changes in securities

         Not required.

Item 3.  Defaults upon Senior Securities

         Not required.

Item 4.  Submission of Matters to a Vote of Secuirty Holders

         Not required.

Item 5.  Other Information

                         INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended September 30, 1998 and 1997 (in millions except amounts per share):


                                              Third Quarter                  Nine Months
                                              -------------               -----------------
                                             1998       1997              1998         1997
                                             ----       ----              ----         ----

Sales and revenues                         $32,640     $36,096           $106,513     $113,675

Total costs and expenses                    31,274      34,353             99,058      106,077
Operating income                             1,366       1,743              7,455        7,598
Automotive net interest income                 124          61                357          210
Automotive equity in net/(loss)income
 of affiliated companies                        23           0                 31          (65)
Gain on spin-off of the Associates                                         15,955            -
Gain on sale of common stock of
 a subsidiary                                                                   -          269
Income before income taxes                   1,513       1,804             23,798        8,012
Provision for income taxes                     482         595              2,646        2,675
Minority interests in net income
 of subsidiaries                                30          84                124          213

Net income                                   1,001       1,125             21,028        5,124

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Income per share                           $  0.82     $  0.93           $  17.29     $   4.26

Income per share
 assuming full dilution                    $  0.80     $  0.91           $  16.90     $   4.17

Cash dividends per share of Common
 and Class B Stock                         $  0.42     $  0.42           $   1.26     $   1.225




                                               -  -

Management's Discussion and Analysis of Financial Condition and Results
of Operations - Ford
-------------------------------------------------------------------------------

OVERVIEW

The company's worldwide net income was $1,001 million in third quarter 1998, or $0.80 per diluted share of Common and Class B Stock, compared with $1,125 million, or $0.91 per diluted share in third quarter 1997. Excluding The Associates' earnings contribution of $219 million, Ford's third quarter 1997 operating earnings were $906 million, or $0.73 per diluted share. The company's worldwide sales and revenues were $32.6 billion in third quarter 1998, down $3,456 million from a year ago. Vehicle unit sales of cars and trucks were 1,489,000, down 107,000 units. Stockholders' equity was $23.7 billion at September 30, 1998, down $7 billion compared with December 31, 1997, reflecting primarily The Associates spin-off.


RESULTS OF OPERATIONS

The company's worldwide net income for the Automotive sector in third quarter 1998 and 1997 and first nine months 1998 and 1997 was as follows (in millions):


                                          Third Quarter                        Nine Months
                                 -----------------------------       ---------------------------
                                                         1998                             1998
                                                         O/(U)                            O/(U)
                                    1998      1997       1997          1998      1997     1997
                                 ---------  --------   -------       --------  -------   -------
North American Automotive          $ 900     $ 620     $ 280          $3,565    $3,081    $ 484

Automotive Outside North America
- Europe                            (273)     (147)     (126)            267       115      152
- South America                      (44)      133      (177)            (75)      111     (186)
- Other                               63        28        35             175        66      109
                                   -----     -----     -----          ------    ------    -----
 Total Automotive Outside
  North America                     (254)       14      (268)            367       292       75
                                   -----     -----     -----          ------    ------    -----
    Total Automotive Sector        $ 646     $ 634     $  12          $3,932    $3,373    $ 559
                                   =====     =====     =====          ======    ======    =====

The Automotive sector includes Automotive operations and Visteon Automotive Systems, the company's automotive systems enterprise.

The company's worldwide net income for Financial Services group in third quarter 1998 and 1997 and first nine months 1998 and 1997 was as follows (in millions):


                                          Third Quarter                        Nine Months
                                 ---------------------------------    ---------------------------
                                                            1998                            1998
                                                            O/(U)                           O/(U)
                                    1998      1997          1997        1998      1997      1997
                                 ---------  --------       ------     --------  -------   -------
Ford Credit                         $272      $258          $  14     $   850    $  813    $   37
Hertz                                119        93             26         229       167        62
Gain on Hertz IPO                      -         -              -           -       269      (269)
Minority interests, Eliminations,
 and Other                           (36)      (79)            43        (115)     (106)       (9)
                                    ----      ----          -----     -------    ------   -------
   Financial Services (excluding
    The Associates)                  355       272             83         964     1,143      (179)
The Associates                         -       219           (219)        177*      608      (431)
Gain on spin-off of
 The Associates                        -         -              -      15,955         -    15,955
                                    ----      ----          -----     -------    ------   -------
     Total Financial Services       $355      $491          $(136)    $17,096    $1,751   $15,345
                                    ====      ====          =====     =======    ======   =======

Memo: Ford's share of earnings in
Hertz                               $ 96      $ 75          $  21     $   185    $  140   $    45


--------------
* Through March 12, 1998

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997 - FORD

Automotive Sector
-----------------

Worldwide earnings for Ford's Automotive sector were $646 million in third quarter 1998 on sales of $26.5 billion, compared with $634 million in third quarter 1997 on sales of $28.2 billion. Increased earnings reflect primarily continued cost reductions, offset partially by lower volume. Adjusted for constant volume and mix, total automotive costs were down $600 million compared with third quarter a year ago.

Automotive sector earnings in North America were $900 million in third quarter 1998, up $280 million compared with a year ago. The increase reflects primarily favorable cost performance, offset partially by lower volumes. The after-tax return on sales was 4.5% in third quarter 1998, up 1.4 points from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.3 million units in third quarter 1998, down from 15.8 million units in third quarter 1997. The company expects car and truck industry sales for full-year 1998 to be slightly higher than the 15.5 million units in 1997. Ford's combined U.S. car and truck share was 25.9% in third quarter 1998, up 1.3 points from a year ago, which was more than explained by stronger truck share.

Automotive sector losses in Europe were $273 million, $126 million worse than third quarter a year ago. The deterioration reflected costs associated with the Focus launch and lower export sales, offset partially by cost reductions.

The seasonally-adjusted annual selling rate for the European car and truck industry was 16.8 million units in third quarter 1998, up from 15.6 million units in third quarter 1997. European car and truck industry sales for full-year 1998 are expected to be about 15.6 million units. Ford's combined European car and truck market share was 10.1% in third quarter 1998, down 1.2 points from a year ago. The reduction was primarily due to the Focus launch.

Automotive sector losses in South America were $44 million in third quarter 1998, compared with a profit of $133 million in the third quarter a year ago, reflecting lower volume and higher marketing costs. Ford is reducing production in Brazil and Argentina in the fourth quarter, and is considering other actions because of anticipated weak demand through 1999.

In third quarter 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.6 million units, compared with 2.1 million units in third quarter a year ago. For full-year 1998, the company expects car and truck industry sales in Brazil to be about 1.5 million units. Ford's combined car and truck share in Brazil was 13% in third quarter 1998, down 2.7 points from third quarter 1997 reflecting an increasingly competitive environment.

Visteon earned $150 million on revenues of $4,097 million in third quarter 1998, compared with $114 million on revenues of $3,937 million in third quarter a year ago. The improvement in earnings reflects primarily cost reductions and increased revenue. The after-tax return on sales was 3.7%, up 8/10 of a point compared to the prior year.

Voluntary employee separation programs in North America and Europe have been announced. Costs for these programs will be determined and reported in fourth quarter 1998. In addition, in early October 1998, Ford and others submitted bids for Kia Motor Corporation. Ford could incur a pre-tax charge of up to $150 million in fourth quarter 1998 with respect to its financial exposure to Kia Motor Corporation based on the outcome of the bidding. Ford also expects to incur in fourth quarter 1998 a pre-tax charge of about $100 million in connection with the transfer of its Batavia, Ohio transmission plant to the recently announced joint venture between Ford and ZF Friedrichshafen AG for the production of vehicle transmissions.

Financial Services Group
------------------------

With the completion of The Associates spin-off, Financial Services group earnings now reflect primarily the results of Ford Credit and Ford's share of the earnings of Hertz.

For a discussion of Ford Credit's operations in third quarter 1998, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Ford Credit Third Quarter 1998 Compared with Third Qauarter 1997 Results of Operations."

Earnings at Hertz in third quarter 1998 were $119 million (of which $96 million was Ford's share), up $26 million from the same period a year ago. The increase reflects primarily higher revenues and improved profit margins in worldwide car rental operations.

FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS 1997 - FORD

The company's operating earnings were $4,896 million, or $3.94 per diluted share of Common and Class B Stock, in the first nine months 1998, compared with $4,516 million, or $3.67 per diluted share, in first nine months 1997 excluding The Associates.

Operating results in first nine months 1998 exclude a one-time gain of $15,955 million, or $12.89 per diluted share, resulting from the spin-off of The Associates, and a one-time earnings per share reduction of $0.07 per share resulting from the premium paid to repurchase the company's Series B Cumulative Preferred Stock. Results in first nine months 1997 include a one-time gain of $269 million on the initial public offering of the common stock of Hertz, offset partially by a one-time charge of $169 million for restructuring actions. Including one-time factors, the company's reported earnings in first nine months 1998 were $21,028 million, or $16.90 per diluted share, compared with $5,124 million, or $4.17 per diluted share, in first nine months 1997. The company's results in first nine months 1998 include Ford's share of The Associates' earnings through March 12, the record date for the spin-off of The Associates.

The company's worldwide sales and revenues in first nine months 1998 were $106.5 billion, down $7.2 billion from a year ago. Vehicle unit sales of cars and trucks were 5,009,000, down 147,000 units.

Automotive Sector
-----------------

Worldwide earnings for Ford's Automotive sector were $3,932 million in first nine months 1998 on sales of $86.9 billion, compared with $3,373 million in first nine months 1997 on sales of $91 billion. The increase was explained primarily by lower costs offset partially by increased marketing costs and lower volume.

Earnings for the Automotive sector in North America were $3,565 million in first nine months 1998, up $484 million from first nine months 1997. The increase reflects lower costs, offset partially by increased marketing costs and lower volume. The North American Automotive after-tax return on sales was 5.7% in first nine months 1998, up 9/10 of a point from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.7 million units in first nine months 1998, compared with 15.5 million units in first nine months 1997. Ford's combined U.S. car and truck market share was 24.7%, down 4/10 of a point compared with a year ago.

Automotive sector earnings in Europe in first nine months 1998 were $267 million, up $152 million from first nine months a year ago, reflecting continued cost reductions and higher volume, offset partially by Focus launch costs and higher marketing costs.

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.9 million units in first nine months 1998, up from 14.8 million units in first nine months 1997. Ford's combined European car and truck market share was 10.6% in first nine months 1998, down 9/10 of a point from a year ago.

Automotive sector losses in South America were $75 million in first nine months 1998, compared with a profit of $111 million in first nine months a year ago, reflecting primarily the same factors as those described in the discussion of third quarter results of operations.

In first nine months 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.6 million units, compared with 2 million units in first nine months 1997. Ford's combined car and truck share in Brazil was 13.5% in first nine months 1998, down 1/10 of a point from first nine months 1997.

Visteon earned $580 million on revenues of $13,200 million in first nine months 1998, compared with $470 million on revenues of $12,810 million in first nine months a year ago. The improvement in earnings reflects primarily cost reductions, increased revenue, and volume and mix. The after-tax return on sales was 4.4% in first nine months 1998, up 7/10 of a point from a year ago.

Financial Services Group
------------------------

Lower earnings for Financial Services group for first nine months 1998 reflect primarily the non-reoccurrence of the Hertz IPO. Higher earnings at Ford Credit and Hertz in first nine months 1998, compared with first nine months 1997, reflected primarily the same factors as those described in the discussion of third quarter results of operations.


LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Sector
-----------------

Automotive cash and marketable securities were $22.9 billion at September 30, 1998, up $2.1 billion from December 31, 1997. The company paid $1.5 billion in quarterly cash dividends on its Common Stock, Class B Stock and Preferred Stock during first nine months 1998, and an additional $3.2 billion in cash dividends related to The Associates spin-off.

Automotive capital expenditures were $5.7 billion in first nine months 1998, down $85 million from the same period a year ago. Capital expenditures were 6.5% of sales in first nine months 1998, up 2/10 of a point from first nine months a year ago.

Automotive debt at September 30, 1998 totaled $9.8 billion, which was 29% of total capitalization (stockholders' equity and Automotive debt), compared with 21% of total capitalization at year-end 1997. The Automotive sector issued $2.2 billion in new debt during the third quarter. Approximately $1 billion of debt was transferred in the third quarter to Financial Services group, at prevailing market interest rates.

For a discussion of support facilities available to Ford's Automotive sector and Financial Services group, see the Liquidity and Capital Resources section regarding Ford in Ford Credit's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Financial Services Group
------------------------

The Associates spin-off primarily explains the declines discussed below.

Financial Services cash and investments in securities totaled $2.9 billion at September 30, 1998, down $900 million from December 31, 1997.

Net receivables and lease investments were $124.5 billion at September 30, 1998, down $50 million from December 31, 1997.

Total debt was $113.6 billion at September 30, 1998, down $37.9 billion from December 31, 1997.

Outstanding commercial paper at September 30, 1998 totaled $37.9 billion at Ford Credit and $2 billion at Hertz, with an average remaining maturity of 29 days and 31 days, respectively.

YEAR 2000 DATE CONVERSION - FORD

General
-------

An issue affecting Ford and others is the inability of many computer systems and applications to process the year 2000 and beyond ("Y2K"). To address this problem, in 1996, Ford initiated a global Y2K program to manage Ford's overall Y2K compliance effort. As part of this program, Ford established a global Central Program Office to coordinate Ford's Y2K compliance efforts. Ford also has established a Y2K Steering Committee comprised of senior executives to address compliance issues. Ford's Y2K program has been certified by the Information Technology Association of America as meeting its Y2K best practices standards.

State of Readiness
------------------

Ford has identified the following ten distinct areas for its Y2K compliance efforts:

Business Computer Systems: These include computer systems and applications relating to operations such as financial reporting, human resources, manufacturing, marketing and sales (including vehicle ordering), product engineering and design, purchasing, and treasury. A compliance plan has been developed for each business system, with particular attention given to critical systems. Ford has contracted with outside vendors for repair and testing work for some of these systems. Critical business systems are being verified independently for compliance.

Plant Floor Equipment: Ford has implemented a process to audit equipment and machinery in its 187 manufacturing and assembly plants and parts warehouse facilities to identify and determine actions for all non-compliant hardware and software. Strategies to repair or replace such equipment as necessary have been developed with key vendors to avoid production disruptions.

Suppliers: Ford has deployed, in conjunction with an industry trade association (the Automotive Industry Action Group), a process to pursue a common Y2K compliance approach with the automotive supply industry in North America. Similar actions are underway in Europe and the rest of the world. Y2K awareness and educational sessions have been made available to first, second, and third tier suppliers. Ford does business with approximately 5,000 vehicle production and critical nonproduction suppliers. Each of these suppliers has been asked to respond to a Y2K compliance questionnaire, and a majority of them have responded. Based on these responses, the criticality of the product or service being supplied and other factors, Ford will selectively audit Y2K compliance of these suppliers.

Vehicle Components: Although testing continues, Ford has determined that onboard computer systems in Ford vehicles are unaffected by the Y2K problem. The functionality of these systems is based generally on engine cycles or the time elapsed since the vehicle was started, not any particular date.

Affiliates: Ford Credit, Hertz, and other consolidated subsidiaries, as well as nonconsolidated joint ventures, have developed plans to address Y2K compliance similar to those of Ford. Over 200 affiliates have been contacted and are being monitored to ensure plans are in place to achieve timely Y2K compliance.

Product Development Test Equipment: This includes equipment and systems for testing vehicle emissions, safety, and performance. Actions are underway with suppliers to develop repair or replacement strategies for noncompliant equipment and systems.

End-User Computing: Ford's plan to ensure Y2K compliance of desktop computers used throughout the company includes the replacement or repair of all non-compliant computers and related software.

Technical Infrastructure: A dedicated testing facility has been established to repair and test Ford's critical systems infrastructures, such as wide area networks, local area networks, electronic data centers, and E-mail systems.

Dealers: Ford is handling the compliance of all Ford-developed dealer systems, such as vehicle and parts ordering systems. Dealer compliance efforts with respect to other systems is being monitored by Ford through various dealer service providers.

Physical Properties and Infrastructures: Ford is assessing the Y2K compliance of all its significant building systems, including energy and security systems. Actions are being taken to determine energy and other utility supplier preparedness.

Set forth below is a timetable showing Ford's internal target dates for compliance and the present status of compliance (at September 30, 1998) for each of the areas mentioned above. Ford has established these target dates well before December 31, 1999 to allow sufficient time to perform enterprise-wide testing and further validation of Ford's Y2K compliance.

Present status as of September 30, 1998


                                                Y2K Program Timing
                                                ------------------

                                     1996               1997              1998          1999         2000
                                     ----               ----              ----          ----         ----

Critical Business Computer Systems            -----Plan: 100% compliant by 12/98--
                                              Present Status:  75% compliant

Critical Plant Floor Equipment                            ----Plan: 100% compliant by 6/99-------
                                                          Present Status:  75%

Production and Critical                                   ----Plan: 100% ready* by 6/99----------
Non-Production Suppliers                                  Present Status: 85%

Vehicle Components                                ----Plan: 100% compliant by 6/99---------------
                                                  Present Status: 100%

Affiliates                                                ----Plan: 100% ready* by 6/99----------
                                                          Present Status: 90%

PD Test Equipment                                            ----Plan: 100% compliant by 6/99----
                                                             Present Status: 18%

Critical End-User Computing                       ----Plan: 100% compliant by 6/99---------------
                                                  Present Status: 20%

Technical Infrastructure                       ----Plan: 100% compliant by 6/99------------------
                                               Present Status: 75%

Dealers                                                   ----Plan: 100% compliant by 6/99-------
                                                          Present Status: 90%

Physical Properties and                                   ----Plan: 100% compliant by 6/99-------
Infrastructures                                            Present Status: 70%

*"Ready" means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.

Y2K Costs
---------

Ford estimates that it will spend about $375 million for its Y2K compliance efforts. This amount will be incurred over about a three-year period that commenced mid-1997 and will end mid-2000. Y2K compliance costs incurred through September 30, 1998 are estimated at about $110 million. Ford's annual Y2K costs relating to information technology have represented and are expected in the future to represent about 10% of Ford's total annual information technology budget.

Y2K Risks
---------

The most reasonably likely worst case scenario for Ford with respect to the Y2K problem is the failure of a supplier, including an energy supplier, to be Y2K compliant such that its supply of needed products or services to a Ford or supplier manufacturing facility is interrupted temporarily. This could result in Ford not being able to produce one or more vehicle lines for a period of time, which in turn could result in lost sales and profits.

Y2K Contingency Plans
---------------------

Ford has established a Y2K business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes will be developed by March 1999.


EURO CONVERSION - FORD

A single currency called the euro will be introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

The increased price transparency resulting from the use of a single currency in the eleven participating countries may affect the ability of Ford and other companies to price their products differently in the various European markets. A possible result of this is price harmonization at lower average prices for products sold in some markets. Nevertheless, differences in national value added tax regimes, national vehicle registration taxes, customer preferences for equipment and options, sizes and types of vehicles and engines, and trade-in values may reduce the potential for price harmonization.

Conversion to the euro may reduce the amount of Ford's exposure to changes in foreign exchange rates, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. As a result, Ford's foreign exchange hedging costs could be reduced. Conversely, because there will be less diversity in Ford's exposure to foreign currencies, movements in the euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative, on Ford.

Ford has budgeted up to $50 million (including contingencies) for the period from 1997 through 2003 to cover the worldwide costs of preparing for and making operational changes to accommodate introduction of the euro. Certain of Ford's business functions will introduce euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments, pricing and invoicing. Other business functions of Ford will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs.


LEGAL PROCEEDINGS - FORD
--------------------------

Environmental Matters
---------------------

CCA Lawsuit. (Previously discussed in the second full paragraph on page 19 of the 10-K Report.) In August 1998, the California Superior Court granted summary judgment in favor of Ford and the other manufacturers, dismissing the lawsuit filed by The Corporation for Clean Air, Inc. ("CCA"). The court held that CCA failed to credibly dispute the manufacturers' evidence that risks from exhaust from a single diesel vehicle fell well below the level that would trigger a warning under Proposition 65. The court further held that manufacturers are not responsible for providing warnings for environmental exposure to diesel exhaust emitted from vehicles that are not under the manufacturers' control. CCA could appeal the court's decision.

Mobile Source Emissions Alleged Violation. (Previously discussed in the first paragraph on page 18 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "Second Quarter 10-Q Report").) In August 1998, the U.S. District Court entered the consent decree agreed upon by Ford, the

Department of Justice and the Environmental Protection Agency (the "EPA") relating to an engine control strategy included in certain vehicles.


Class Actions
-------------

Paint. (Previously discussed in the fifth paragraph on page 19 of the 10-K Report and in the second full paragraph on page 19 of the Second Quarter 10-Q Report.) In August 1998, the court in the Landry case denied plaintiffs' motion for class certification. Plaintiffs are attempting to appeal that decision. The Nienhuis case was remanded to state court and the conditional transfer order was vacated. Ford intends to appeal the remand order. Ford removed the Clayman case to federal court and is seeking to have it consolidated with Landry.

TFI Module. (Previously discussed in the last paragraph on page 20 of the 10-K Report and in the first full paragraph on page 20 of the Second Quarter 10-Q Report.) A trial in the California class action relating to distributor-mounted thick film ignition modules is scheduled to begin on March 5, 1999. The case involves a class of approximately 3.4 million members. Plaintiffs in the case are claiming, among other things, statutory damages of $1,000 per class member.

Lease Agreement Disclosure. (Previously discussed in the last paragraph on page 18 of the Second Quarter 10-Q Report.) Thirteen additional purported class actions have been filed against Ford Credit and its subsidiary, Primus Automotive Financial Services, Inc. ("Primus"), bringing the total number of such lawsuits to nineteen. The lawsuits, each of which purports to be brought on behalf of a statewide class, allege that Ford Credit and Primus leasing contracts improperly failed to disclose certain acquisition or administrative fees that are included in the amount of a customer's monthly lease payment. The new lawsuits were filed in state courts in the following states: Alabama, California, Florida, Iowa, Kansas, Kentucky, Massachusetts, Missouri, New Jersey, New York, Tennessee, and Texas (2 cases).

Other Matters
-------------

OFCCP Proceeding. (Previously discussed in the first full paragraph on page 23 of the 10-K Report.) Ford and the Office of Federal Contract Compliance Programs ("OFCCP") are in the process of completing a partial consent decree that will resolve the disputes relating to Ford's cooperation in various OFCCP investigations concerning hourly hiring practices at Ford facilities. Trial before an administrative law judge on the OFCCP proceeding relating to Ford's Kentucky Truck Plant is set for April 1999.

Other Information
--------------------------

Mobile Source Emissions Control--U.S. Requirements. (Previously discussed on pages 13, 14 and 15 of the 10-K Report.) The EPA has filed a report with Congress indicating that more stringent emissions standards will be required for the 2004 model year and beyond. It is anticipated that the EPA will begin the rulemaking process to propose post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. The EPA is also expected to propose regulations which would require most light duty trucks to meet the same emissions standards as passenger cars. The proposed standards are likely to severely limit the use of diesel technology. If the standards are too stringent, it will impact Ford's ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

The California Air Resources Board (the "CARB") has proposed for adoption at a November 1998 CARB hearing, stringent new vehicle emissions standards which could begin to be phased in as early as the 2004 model year. These new standards will, among other things, treat most light duty trucks the same as passenger cars and require both types of vehicles to meet new stringent emissions requirements. It is also expected that these new standards will essentially eliminate the use of diesel technology. As noted with the EPA proposal discussed above, if CARB's new standards are set at levels that are too stringent, it will impact the ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

With respect to the automotive industry's challenge to New York's zero-emission vehicle ("ZEV") mandate, the U. S. Court of Appeals for the Second Circuit reached a decision in August 1998. The court reversed a lower court decision and ruled that New York cannot impose a ZEV sales requirement for model years 1998-2002. New York has 90 days from the entry of the decision to seek leave to file an appeal with the U.S. Supreme Court.

Mobile Source Emissions Control--European Requirements. (Previously discussed on page 15 of the 10-K Report.) The European Council and the European Parliament have adopted a directive on emissions from passenger cars and light commercial trucks (the "Directive"). The Directive provides for more stringent standards to apply beginning in 2000 and even more stringent standards to apply beginning in 2005. The standards are the same as those originally proposed by the European Commission in the Stage III Directive. Among the most important differences between the Directive and the original European Commission proposal is that the 2005 standards will be mandatory, rather than indicative values that could serve as a basis for European Union member states to introduce fiscal incentives for early compliance. The Directive also provides for in-service compliance testing and recalls in the event of emissions related defects that occur in the first five years or 80,000 kilometers of vehicle life. The durability requirements will be extended to 100,000 kilometers beginning in 2005.

Motor Vehicle Safety. The National Highway Traffic Safety Administration (the "Safety Administration") is investigating the feasibility of a test to measure the propensity of a vehicle to roll over. It is uncertain that an objective meaningful stability test can be developed. Nonetheless, the Safety Administration has announced its intention to issue by the end of 1999 a final rule to require manufacturers to label vehicles based on their performance on the yet-to-be-determined stability test. Such a label could impact customer satisfaction and the sales of Ford's products.

(Previously discussed in the sixth paragraph on page 15 of the 10-K Report.) In September 1998, the Safety Administration published a proposed advanced air bag rule that would significantly affect the design and testing of new vehicles. While Ford supports efforts to further improve air bag systems, and is aggressively working with suppliers to quickly introduce new designs, Ford has many concerns about the proposed rule. These concerns include a dramatic increase in the number of required tests, complex and vague requirements, the need to incorporate new and unproven technology, and a potential increase in safety risks. If such a rule were to become effective, it could significantly increase Ford's costs, especially if it requires Ford to change its present advanced air bag design programs.

(Previously discussed in the second paragraph on page 14 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and on page 21 of the Second Quarter 10-Q Report.) Congress has passed and the President has signed a bill delaying the effective date of The Fastener Quality Act of 1990 until approximately June 1999. The bill also requires the Secretary of Commerce to review the Act and make recommendations regarding appropriate changes to the Act.

Motor Vehicle Fuel Economy - Foreign Requirements. (Previously discussed in the fifth paragraph on page 16 of the 10-K Report.) The European Union agreed on October 6, 1998 to support an environmental agreement with the European automotive manufacturers association (of which Ford is a member) on carbon dioxide ("CO2") emission reductions from new passenger cars (the "Agreement"). The Agreement establishes an emission target of 140 grams of CO2 per kilometer for the average of new cars sold in the European Union by the association's members in 2008. In addition, the Agreement provides that certain association members (including Ford) will introduce models emitting no more than 120 grams of CO2 per kilometer, and establishes an estimated target range of 165-170 grams of CO2 per kilometer for the average of new cars sold in 2003. Also in 2003, the association will review the potential for additional CO2 reductions, with a view to moving further towards the European Union's objective of 120 grams of CO2 per kilometer by 2012. The Agreement assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulphur content in 2005. Average CO2 emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average CO2 emissions compared to 1995.

The European Environment Council declared that the Agreement is designed to make a major contribution toward the European Union's objective of reducing average CO2 emissions from new passenger cars to 120 grams per kilometer by 2010 (as it called for in June 1996). The Environment Council requested the European Commission to review in 2003 the European Union's progress toward reaching the 120 gram target by 2010, and to monitor on an annual basis the average CO2 emissions from new passenger cars and progress toward achievement of the objectives for 2000 and 2003. The Environment Council will review proposals for a community scheme to monitor CO2 emissions from new passenger cars and for providing consumer information on the fuel economy of new passenger cars at its December meeting.

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index on page 32.

           (b)  Reports on Form 8-K during the quarter ended September 30, 1998:



                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
--------------        ---------------------   ----------------

August 26, 1998       Item 5 - Other Events     None.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FORD MOTOR CREDIT COMPANY
                                          (Registrant)

October 16, 1998

                                     /s/ E. S. Acton
                                     --------------------------
                                      E. S. Acton
                                      Vice President - Finance
                                      (Chief Financial Officer)








                                    -  -

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at September 30, 1998 and 1997, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended September 30, 1998. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1997 and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP


Detroit, Michigan
October 13, 1998

                                  - -

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

15                            Letter from                 Filed with this
                              PricewaterhouseCoopers LLP  Report.
                              dated October 16, 1998,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule     Filed with this
                                                          Report.