Form 10-K
period 1998-12-31
FORD MOTOR CREDIT CO
filed 1999-03-25
CIK 38009

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

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

Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                           ON WHICH REGISTERED
             ---------------                             --------------------
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

Yes   X         No
    ----            -----


     As of February 28, 1999, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

     THE REGISTRANT MEETS THE CONDITION SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     The registrant, Ford Motor Credit Company, was incorporated in Delaware in 1959 and is an indirect wholly owned subsidiary of Ford Motor Company ("Ford"). As used herein "Ford Credit" refers to Ford Motor Credit Company and its subsidiaries unless the context otherwise requires.

     Ford Credit and its subsidiaries provide wholesale financing and capital loans to Ford Motor Company retail dealerships and associated non-Ford dealerships throughout the world, most of which are privately owned and financed, and purchase retail installment sale contracts and retail leases from them. Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealerships. In addition, subsidiaries of Ford Credit provide these financing services in the United States, Europe, Canada, Australia, Indonesia and India to non-Ford dealerships. A substantial majority of all new vehicles financed by Ford Credit are manufactured by Ford and its affiliates. Ford Credit also provides retail financing for used vehicles built by Ford and other manufacturers. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford and finances certain receivables of Ford and its subsidiaries.

     In 1998 and 1997, United States operations, conducted in all 50 states and the District of Columbia, accounted for 75% and 80%, respectively, of Ford Credit's total revenue. European operations, conducted by FCE Bank plc (formerly Ford Credit Europe plc) ("Ford Credit Europe"), accounted for 12% and 11%, respectively, of Ford Credit's total revenue in these periods. The balance was in Canada, Brazil, Mexico, Australia, Argentina, Taiwan, Puerto Rico, New Zealand, Japan, Indonesia, Thailand and India. In addition, Ford Credit manages the vehicle financing operations of Ford in other foreign countries which are conducted through other subsidiaries of Ford.

     Outside the United States, Ford Credit Europe is Ford Credit's largest operation. Ford Credit Europe, which was originally incorporated in 1963 in England as a private limited company, is owned by Ford Credit (80.4%) and Ford Werke AG (19.6%). Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. Retail financing is provided by means of a number of title retention plans, including conditional sale and hire purchase agreements, and personal loans. Operating and finance leases are provided to individual, corporate and other institutional customers, covering individual vehicles and large and small fleets. Wholesale financing is provided to Ford dealers for the stocking of new and used vehicles. In addition, Ford Credit Europe provides loans to dealers for working capital and property acquisitions and for a variety of finance plans.

     Ford Credit also conducts insurance operations through The American Road Insurance Company ("American Road") and its subsidiaries in the United States and Canada. American Road's business primarily consists of extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers, physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit, and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment.

     The business of Ford Credit is substantially dependent upon Ford Motor Company. See "Vehicle Financing" and "Borrowings and Other Sources of Funds" under the caption "Business of Ford Credit". Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Any protracted reduction or suspension of Ford's production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, adverse publicity, or other event, could have a substantial adverse effect on Ford Credit. For additional information concerning Ford's results of operations, see Ford Motor Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

     The mailing address of Ford Credit's executive offices is The American Road, Dearborn, Michigan 48121. The telephone number of such offices is (313) 322-3000.

                              SEGMENT INFORMATION

     Segment information called for by Item 1 is set forth in Note 17 of Notes to Financial Statements and is incorporated herein by reference.

                            BUSINESS OF FORD CREDIT

     Ford Credit accounts for its financing business in three categories -- retail (which consists of vehicle installment sale financing and vehicle lease financing), wholesale and other. Total net finance receivables and net investment in operating leases outstanding in these three categories and geographic regions were as follows at the end of the years indicated:

                                                   1998          1997          1996          1995
                                                   ----          ----          ----          ----
                                                                   (IN MILLIONS)
Retail
  Installment sale/finance lease..............  $ 66,567.8    $ 54,545.3    $ 52,352.1    $ 47,087.0
  Operating lease.............................    34,566.5      34,746.0      30,645.2      25,680.2
Wholesale.....................................    22,561.2      21,519.7      22,621.9      22,043.8
Other.........................................     6,812.6       5,247.6       5,874.0       7,245.9
                                                ----------    ----------    ----------    ----------
     Total....................................  $130,508.1    $116,058.6    $111,493.2    $102,056.9
                                                ==========    ==========    ==========    ==========
United States.................................  $ 94,945.4    $ 87,721.2    $ 82,225.0    $ 78,652.3
Europe........................................    21,588.7      17,148.1      18,100.0      16,202.3
Other international...........................    13,974.0      11,189.3      11,168.2       7,202.3
                                                ----------    ----------    ----------    ----------
     Total....................................  $130,508.1    $116,058.6    $111,493.2    $102,056.9
                                                ==========    ==========    ==========    ==========

     The increase in installment sale/finance lease receivables in 1998 compared with 1997 primarily reflects an increased level of Ford-sponsored special financing programs available exclusively through Ford Credit.

VEHICLE FINANCING

     Retail. Retail financing consists primarily of installment sale financing and retail lease financing of new and used vehicles and loans to vehicle leasing companies, most of which are affiliated with franchised Ford Motor Company dealerships. The number of installment sale and lease vehicles financed by Ford Credit in the categories and geographic regions shown below was as follows during the years indicated:

                                                              1998    1997    1996    1995
                                                              ----    ----    ----    ----
                                                                     (IN THOUSANDS)
Installment sale/finance lease..............................  3,030   2,389   2,436   2,557
Operating lease.............................................  1,138   1,206   1,160     965
                                                              -----   -----   -----   -----
     Total retail...........................................  4,168   3,595   3,596   3,522
                                                              =====   =====   =====   =====
United States...............................................  2,794   2,549   2,652   2,499
Europe......................................................    800     727     717     723
Other international.........................................    574     319     227     300
                                                              -----   -----   -----   -----
     Total retail...........................................  4,168   3,595   3,596   3,522
                                                              =====   =====   =====   =====

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

     The increase in the volume of installment sale/finance lease transactions in 1998 compared with 1997 primarily reflects an increased level of Ford-sponsored special financing programs available exclusively through Ford Credit.

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

     Installment sales contract terms range up to 72 months. In the U.S., the average repayment obligation for new vehicles covered by installment sale contracts purchased by Ford Credit in 1998 was $18,600. The corresponding average monthly payment was $418 and the average original term was 53 months.

     For retail leases, the monthly lease payment equals the amount paid to the dealer for the vehicle and lease (the "acquisition cost") less the residual value of the vehicle established by Ford Credit, amortized over the lease term, plus the lease charge. The acquisition cost to Ford Credit of the vehicle, less the residual value, is depreciated on a straight line basis over the life of the lease. Residual value, the estimated value of the vehicle at lease end, is determined by Ford Credit after analyzing published residual values and Ford Credit's own historical experience in the used vehicle market. In addition, joint marketing programs with Ford's sales divisions can affect established residual values. At lease termination, Ford Credit either sells the vehicle to the dealer for the established residual value or sells the vehicle at auction for the market price.

     Retail lease terms range from 12 to 48 months. In the U.S., the average monthly payment of retail lease contracts purchased by Ford Credit in 1998 was $405 and the average original term was 30 months.

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

     Wholesale. Wholesale financing consists of loans, under approved lines of credit, to dealers to assist them in carrying inventories of new and used vehicles. Ford Credit generally finances 100% of the wholesale price. Vehicles are insured against fire, theft and other risks under policies issued to Ford Credit. Ford Credit's United States car and truck wholesale receivables that liquidated were outstanding an average of about 65 days and 68 days in 1998 and 1997, respectively.

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

     Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe during each of the years indicated:

                                                      1998      1997      1996      1995
                                                      ----      ----      ----      ----
United States
  Retail*.........................................    42.3%     37.5%     37.6%     36.9%
  Wholesale.......................................    82.5      79.8      79.5      79.7
Europe
  Retail*.........................................    32.5      29.1      29.3      30.2
  Wholesale.......................................    95.4      95.0      90.8      89.2

-------------------------
* As a percentage of total sales and leases, including cash sales

     The increase in the percentage of Ford Credit retail financing in the United States and Europe in 1998 compared with 1997 primarily reflects an increased level of Ford-sponsored special financing programs available exclusively through Ford Credit.

OTHER FINANCING ACTIVITIES

     Ford Credit makes capital loans to vehicle dealers for facilities expansion and working capital and to enable them to purchase dealership real estate. Such loans totaled $2,506.6 million at December 31, 1998. From time to time, Ford Credit purchases accounts receivable of certain divisions and affiliates of Ford. At December 31, 1998, such receivables totaled $3,887.4 million.

CREDIT LOSS EXPERIENCE

     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories and geographic regions of financing during the years indicated:

                                                   1998             1997            1996           1995
                                                   ----             ----            ----           ----
                                                              (DOLLAR AMOUNTS IN MILLIONS)
Net credit losses/(recoveries)
  Retail*....................................    $1,030.8         $1,004.4         $803.6         $466.7
  Wholesale..................................         9.3             (1.1)          18.6            9.9
  Other......................................        (0.7)             3.8            7.8            9.3
                                                 --------         --------         ------         ------
     Total...................................    $1,039.4         $1,007.1         $830.0         $485.9
                                                 ========         ========         ======         ======
  United States..............................    $  916.2         $  900.4         $707.0         $371.6
  Europe.....................................        57.1             66.5           95.5           92.0
  Other international........................        66.1             40.2           27.5           22.3
                                                 --------         --------         ------         ------
     Total...................................    $1,039.4         $1,007.1         $830.0         $485.9
                                                 ========         ========         ======         ======

-------------------------
* Includes net credit losses on operating leases

Net losses as a percent of average net
  receivables*
  Retail.....................................        1.10%            1.17%          1.03%          0.68%
  Total finance receivables..................        0.86             0.89           0.78           0.51
Provision for credit losses..................    $1,179.5         $1,338.2       $  993.3       $  480.4
Allowance for credit losses..................     1,548.2          1,471.4        1,217.6        1,054.9
  As percent of net receivables*.............        1.19%            1.27%          1.09%          1.03%

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

A portion of such delayed payments may, under certain circumstances, be unsecured. Obligations arising from lease financing extended to leasing companies are collateralized to the extent practicable by assignments of rentals under the related leases and, in almost all instances, by perfected liens on the vehicles.

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

     Ford Credit's outstanding debt at the end of each of the last four years was as follows:

                                                            1998        1997       1996       1995
                                                            ----        ----       ----       ----
                                                                        (IN MILLIONS)
Commercial paper and STBAs(a).........................    $ 48,636    $ 42,311    $38,774    $40,419
Other short-term debt(b)..............................       4,997       3,897      4,243      1,781
Long-term debt (including current portion)(c).........      61,334      54,517     55,007     49,980
                                                          --------    --------    -------    -------
  Total debt..........................................    $114,967    $100,725    $98,024    $92,180
                                                          ========    ========    =======    =======
United States.........................................    $ 85,394    $ 78,443    $76,635    $73,178
Europe................................................      16,653      12,491     14,028     13,013
Other international...................................      12,920       9,791      7,361      5,989
                                                          --------    --------    -------    -------
  Total debt..........................................    $114,967    $100,725    $98,024    $92,180
                                                          ========    ========    =======    =======

Memo:
Total support facilities (billions) as of December 31:
     Ford Credit(d)...................................    $   26.9    $   26.6    $  27.2    $  27.4
     Ford Credit Europe...............................         5.3         5.2        5.7        4.7

-------------------------
(a) Short-term borrowing agreements with bank trust departments

(b) Includes $989 million, $831 million, $2,478 million and $176 million with affiliated companies at December 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995, respectively

(c) Includes $2,878 million, $3,547 million, $4,237 million and $1,174 million with affiliated companies at December 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995, respectively

(d) Excludes support of Ford Credit's asset-backed commercial paper program

     Outstanding commercial paper totaled $46.2 billion at December 31, 1998, up $5.3 billion from a year earlier. In 1998, long-term debt placements were $18.2 billion compared with maturities and early redemptions of $12.9 billion. Long-term debt placements in 1997 were $11.8 billion. In 1998, Ford Credit also received $8.0 billion from sales of receivables compared with $4.0 billion in 1997.

     Support facilities represent additional sources of funds, if required. At December 31, 1998, Ford Credit had approximately $19.2 billion of contractually committed facilities. In addition, approximately $7.7 billion of Ford lines of credit may be used by Ford Credit at Ford's option. These credit lines have various maturity dates through June 30, 2003 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.5 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

     Additionally, at December 31, 1998, there was approximately $4.7 billion of contractually committed facilities available for Ford Credit Europe's use. In addition, $615 million of Ford credit lines may be used by Ford Credit Europe at Ford's option. The lines have various maturity dates through June 30, 2003 and may be used, at Ford Credit Europe's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit Europe.

                         FORD CREDIT EMPLOYEE RELATIONS

     At December 31, 1998, Ford Credit and its subsidiaries had 16,265 employees. All such employees are salaried, and none is represented by a union. Ford Credit considers its employee relations to be satisfactory.

                      FORD CREDIT GOVERNMENTAL REGULATIONS

     Certain aspects of Ford Credit's U.S. financing operations are regulated in the various jurisdictions in which it operates. Many jurisdictions require licenses to conduct financing of retail sale and lease transactions. Interest rates, particularly those with respect to consumer financing, generally are limited by law. In periods of high interest rates, these rate limitations can have a substantial adverse effect on operations in certain jurisdictions if Ford Credit is unable to pass on its increased costs of funds to customers.

     During the past several years, legislative, judicial, and administrative authorities have evidenced a growing concern for the protection of consumers, especially in connection with consumer financing transactions. As a result, significant changes have been made in the methods by which Ford Credit and others in the financing industry are required to conduct business. Many additional proposals have been made which if adopted would require further changes. None of the changes to date has had a substantial adverse effect on the operations of Ford Credit.

                 CERTAIN TRANSACTIONS WITH FORD AND AFFILIATES

     For information concerning transactions between Ford Credit and Ford or affiliates, see Note 13 of Notes to Financial Statements, "Business of Ford Credit -- Other Financing Activities", "Business of Ford Credit -- Borrowings and Other Sources of Funds" and Item 6 -- "Selected Financial Data -- Selected Income Statement Data." The profit maintenance agreement referred to in the first paragraph of Note 13 of Notes to Financial Statements, under which Ford has agreed to maintain the income of Ford Credit at certain minimum levels, expires at the end of 2001. In addition, Ford has agreed to maintain a minimum ownership interest in Ford Credit Europe and has agreed to maintain or cause Ford Credit to maintain Ford Credit Europe's net worth at a minimum level.

                                BUSINESS OF FORD

     Ford Motor Company was incorporated in Delaware in 1919. Ford acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. Ford is the world's largest producer of trucks and the second-largest producer of cars and trucks combined. Ford and its subsidiaries also engage in other businesses, such as manufacturing automotive components and systems and financing and renting vehicles and equipment.

OVERVIEW

     Ford's business is divided into two business sectors, and it manages these sectors as four primary operating segments. These business sectors and operating segments are described below.

      BUSINESS SECTORS              OPERATING SEGMENT                        DESCRIPTION
      ----------------              -----------------                        -----------
Automotive:                     Automotive                    design, manufacture, sale and service of
                                                              cars and trucks
                                Visteon Automotive Systems    design, manufacture, sale and service of
                                                              automotive components and systems
Financial Services:             Ford Credit                   vehicle-related financing, leasing and
                                                              insurance
                                The Hertz Corporation         rental of cars, trucks and industrial and
                                                              construction equipment, and other
                                                              activities

AUTOMOTIVE SECTOR

     Ford sells cars and trucks and automotive components and systems throughout the world. In 1998 Ford sold globally 6.8 million vehicles. Ford's automotive vehicle brands include Ford, Mercury, Lincoln, Jaguar and Aston Martin. In addition, Ford owns 33.4% of Mazda Motor Corporation. Also, on March 1, 1999, Ford entered into a definitive agreement with AB Volvo to buy Volvo's worldwide passenger car business. The transaction will close following receipt of regulatory approvals.

     The worldwide automotive industry, Ford included, is affected significantly by a number of factors over which Ford has little control, including general economic conditions. In the United States, the automotive industry is a highly-competitive, cyclical business that has a wide variety of product offerings. Most of the cars and trucks sold in the United States are produced by Ford or by two other manufacturers. The number of cars and trucks sold to retail buyers (commonly referred to as "industry demand") can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel. Industry demand also reflects the fact that cars and trucks are durable items that people can wait to replace.

     The automotive industry outside of the United States consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin. Most of the factors that affect the U.S. automotive industry and its sales volumes and profitability are equally relevant outside the United States.

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

     Ford's unit sales vary with the level of total industry demand and Ford's share of that industry demand. Ford's share is influenced by how its products compare with those offered by other manufacturers based on many factors, including design, driveability, price, quality, reliability, safety and utility. Ford's share is also affected by its timing of new model introductions and manufacturing capacity limitations. Ford's ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can impact Ford's sales and earnings significantly.

     The profitability of vehicle sales is affected by many factors, including the following:

     - unit sales volume

     - the mix of vehicles and options sold

     - the margin of profit on each vehicle sold

     - the level of "incentives" (price discounts) and other marketing costs

     - the costs for customer warranty claims and other customer satisfaction actions

     - the costs for government-mandated safety, emission and fuel economy technology and equipment

     - the ability to manage costs

     - the ability to recover cost increases through higher prices

Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs, which can result in large changes in earnings from relatively small changes in unit volume.

     Following is a discussion of the automotive industry in the principal markets where Ford competes, as well as a discussion of Ford's Visteon operating segment:

United States

     Sales Data. The following table shows U.S. industry retail deliveries of cars and trucks for the years indicated:

                                                      U. S. INDUSTRY RETAIL DELIVERIES
                                                    ------------------------------------
                                                          YEARS ENDED DECEMBER 31,
                                                    ------------------------------------
                                                    1998    1997    1996    1995    1994
                                                    ----    ----    ----    ----    ----
                                                            (MILLIONS OF UNITS)
Cars............................................     8.2     8.3     8.6     8.6     9.0
Trucks..........................................     7.8     7.2     6.9     6.5     6.4
                                                    ----    ----    ----    ----    ----
     Total......................................    16.0    15.5    15.5    15.1    15.4
                                                    ====    ====    ====    ====    ====

     Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry's most profitable vehicle lines. The term "bus" as used in this discussion refers to vans designed to carry passengers. The following tables show the proportion of U.S. retail car and truck unit sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

                                                             U.S. INDUSTRY VEHICLE SALES BY SEGMENT
                                                        -------------------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                        1998       1997       1996       1995       1994
                                                        ----       ----       ----       ----       ----
CARS
Small...............................................     16.9%      18.1%      19.1%      19.6%      20.1%
Middle..............................................     23.6       24.7       25.6       26.4       26.8
Large...............................................      3.4        3.9        3.9        4.3        4.8
Luxury..............................................      7.1        6.7        6.7        6.8        6.6
                                                        -----      -----      -----      -----      -----
     Total U.S. Industry Car Sales..................     51.0       53.4       55.3       57.1       58.3
                                                        -----      -----      -----      -----      -----
TRUCKS
Compact Pickup......................................      6.7        6.4        6.2        6.8        7.7
Compact Bus/Van/Utility.............................     21.1       20.0       19.0       18.0       16.9
Full-Size Pickup....................................     12.4       12.0       12.6       11.5       11.0
Full-Size Bus/Van/Utility...........................      6.5        6.1        5.0        4.4        4.1
Medium/Heavy........................................      2.3        2.1        1.9        2.2        2.0
                                                        -----      -----      -----      -----      -----
     Total U.S. Industry Truck Sales................     49.0       46.6       44.7       42.9       41.7
                                                        -----      -----      -----      -----      -----
          Total U.S. Industry Vehicle Sales.........    100.0%     100.0%     100.0%     100.0%     100.0%
                                                        =====      =====      =====      =====      =====

                                                              FORD VEHICLE SALES BY SEGMENT IN U.S.
                                                        -------------------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                        1998       1997       1996       1995       1994
                                                        ----       ----       ----       ----       ----
CARS
Small...............................................     13.1%      12.7%      13.4%      15.1%      17.5%
Middle..............................................     16.7       19.6       22.1       22.3       22.7
Large...............................................      5.7        5.6        5.3        4.9        5.2
Luxury..............................................      4.2        4.1        4.1        4.4        4.7
                                                        -----      -----      -----      -----      -----
     Total Ford U.S. Car Sales......................     39.7       42.0       44.9       46.7       50.1
                                                        -----      -----      -----      -----      -----
TRUCKS
Compact Pickup......................................      8.4        7.7        7.4        8.0        8.9
Compact Bus/Van/Utility.............................     18.1       18.9       20.0       20.1       16.7
Full-Size Pickup....................................     21.3       19.3       20.0       17.9       16.7
Full-Size Bus/Van/Utility...........................     12.1       11.0        6.6        5.9        6.2
Medium/Heavy*.......................................      0.4        1.1        1.1        1.4        1.4
                                                        -----      -----      -----      -----      -----
     Total Ford U.S. Truck Sales....................     60.3       58.0       55.1       53.3       49.9
                                                        -----      -----      -----      -----      -----
          Total Ford U.S. Vehicle Sales.............    100.0%     100.0%     100.0%     100.0%     100.0%
                                                        =====      =====      =====      =====      =====

-------------------------
* In 1997 Ford sold its heavy truck businesses in North America and Australia to Freightliner Corporation. Ford ceased production of heavy trucks in North America in December 1997. The transfer of the North American and Australian heavy truck businesses was completed in 1998.

     As shown in the tables above, since 1994 there has been a steady shift from cars to trucks for both industry sales and Ford sales.

     Market Share Data. The following tables show changes in car and truck market shares of U.S. and foreign-based manufacturers for the years indicated:

                                                                    U.S. CAR MARKET SHARES*
                                                       -------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                       1998       1997       1996       1995       1994
                                                       ----       ----       ----       ----       ----
U.S. Manufacturers (Including Imports)
  Ford.............................................     19.2%      19.7%      20.6%      20.9%      21.8%
  General Motors...................................     29.8       32.2       32.3       33.9       34.0
  Chrysler**.......................................      9.1        8.9        9.8        9.1        9.0
                                                       -----      -----      -----      -----      -----
       Total U.S. Manufacturers....................     58.1       60.8       62.7       63.9       64.8
Foreign-Based Manufacturers***
  Japanese.........................................     31.8       30.9       30.0       29.7       29.6
  All Other........................................     10.1        8.3        7.3        6.4        5.6
                                                       -----      -----      -----      -----      -----
       Total Foreign-Based Manufacturers...........     41.9       39.2       37.3       36.1       35.2
                                                       -----      -----      -----      -----      -----
       Total U.S. Car Retail Deliveries............    100.0%     100.0%     100.0%     100.0%     100.0%
                                                       =====      =====      =====      =====      =====

                                                                   U.S. TRUCK MARKET SHARES*
                                                       -------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                       1998       1997       1996       1995       1994
                                                       ----       ----       ----       ----       ----
U.S. Manufacturers (Including Imports)
  Ford.............................................     30.2%      31.1%      31.1%      31.9%      30.1%
  General Motors...................................     27.5       28.8       29.0       29.9       30.9
  Chrysler**.......................................     22.6       21.7       23.4       21.3       21.7
  Navistar International...........................      1.3        1.3        1.3        1.4        1.3
  All Other........................................      2.3        1.9        1.8        2.0        1.8
                                                       -----      -----      -----      -----      -----
       Total U.S. Manufacturers....................     83.9       84.8       86.6       86.5       85.8
Foreign-Based Manufacturers***
  Japanese.........................................     14.5       14.1       12.7       12.7       13.5
  All Other........................................      1.6        1.1        0.7        0.8        0.7
                                                       -----      -----      -----      -----      -----
       Total Foreign-Based Manufacturers...........     16.1       15.2       13.4       13.5       14.2
                                                       -----      -----      -----      -----      -----
       Total U.S. Truck Retail Deliveries..........    100.0%     100.0%     100.0%     100.0%     100.0%
                                                       =====      =====      =====      =====      =====

                                                          U.S. COMBINED CAR AND TRUCK MARKET SHARES*
                                                       -------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                       1998       1997       1996       1995       1994
                                                       ----       ----       ----       ----       ----
U.S. Manufacturers (Including Imports)
  Ford.............................................     24.6%      25.0%      25.2%      25.6%      25.2%
  General Motors...................................     28.7       30.6       30.8       32.2       32.7
  Chrysler**.......................................     15.7       14.8       15.9       14.3       14.3
  Navistar International...........................      0.7        0.6        0.6        0.6        0.5
  All Other........................................      1.1        0.9        0.7        0.9        0.8
                                                       -----      -----      -----      -----      -----
       Total U.S. Manufacturers....................     70.8       71.9       73.2       73.6       73.5
Foreign-Based Manufacturers***
  Japanese.........................................     23.3       23.2       22.4       22.6       22.9
  All Other........................................      5.9        4.9        4.4        3.8        3.6
                                                       -----      -----      -----      -----      -----
       Total Foreign-Based Manufacturers...........     29.2       28.1       26.8       26.4       26.5
                                                       -----      -----      -----      -----      -----
       Total U.S. Car and Truck Retail
          Deliveries...............................    100.0%     100.0%     100.0%     100.0%     100.0%
                                                       =====      =====      =====      =====      =====

-------------------------
* All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.

** Chrysler and Daimler-Benz merged in late 1998, however, they continued to report separate sales in the United States for their brands for the remainder of 1998. As such, the figures shown here for 1998 are based on separate sales figures for the full year.

*** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea.

     Marketing Incentives and Fleet Sales. Automotive manufacturers that sell vehicles in the United States frequently give purchasers price discounts or other marketing incentives. These incentives are the result of intense competition from new product offerings by both domestic and foreign manufacturers and the desire to maintain economic production levels and market shares. Manufacturers provide these incentives to both retail and fleet customers (fleet customers include daily rental companies, commercial fleet customers, leasing companies and governments). Marketing incentives generally are higher during periods of economic downturns, when excess capacity in the industry tends to increase.

     Ford's marketing costs in the United States as a percentage of gross sales revenue were as follows for the following three years: 10.4% (1998), 8.7% (1997) and 8.0% (1996). These "marketing costs" include primarily (i) marketing incentives on vehicles, such as, retail rebates and costs for special financing and lease programs, (ii) reserves for costs and/or losses associated with Ford's required repurchase of certain vehicles sold to daily rental companies and (iii) costs for advertising and sales promotions for vehicles.

     Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet customers has been about evenly split in recent years. The table below shows Ford's fleet sales in the United States, and the amount of those sales as a percentage of Ford's total U.S. car and truck sales, for the last five years.

                                                                    FORD FLEET SALES
                                                   ---------------------------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                    1998       1997       1996       1995       1994
                                                    ----       ----       ----       ----       ----
Units sold.....................................    878,000    923,000    936,000    971,000    924,000
Percent of Ford's total U.S. car and truck
  sales........................................         22%        24%        24%        25%        24%

     Warranty Coverage. Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles (other than medium trucks) sold by it in the United States. This warranty coverage extends for at least 36 months or 36,000 miles (whichever occurs first) and covers all components of the vehicle, other than tires which are warranted by the tire manufacturers. In general, different warranty coverage is provided on medium/heavy trucks and on vehicles sold outside the United States. In addition, as discussed below under "Governmental Standards -- Mobile Source Emissions Control", the Federal Clean Air Act (the "Clean Air Act") requires a useful life of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on most light duty vehicles sold in the United States. As a result of the coverage of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

Europe

     Outside of the United States, Europe is Ford's largest market for the sale of cars and trucks. The automotive industry in Europe is intensely competitive. Over the past year, nine new or freshened vehicles were introduced in the European market by various manufacturers. For the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 17% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 11.5% for 1998, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles are removed in total by

December 31, 1999. Ford estimates that in 1998 the European automotive industry had excess capacity of approximately 6.2 million units (based on a comparison of European domestic demand and capacity).

     In 1998, vehicle manufacturers sold 16.1 million cars and trucks in Europe, up 7% from 1997 levels. Ford's combined car and truck market share in Europe in 1998 was 10.3%, down 1.1 percentage points from 1997.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on Ford's total automotive profits. For 1998 compared with 1997, total industry sales were up 4% in Great Britain and up 7% in Germany.

Other Foreign Markets

     Mexico and Canada. Mexico and Canada also are important markets for Ford. In 1998, industry sales of new cars and trucks in Mexico were 665,000 units, up 34% from 1997 levels. In Canada, industry volume in 1998 was 1.4 million units, equal to 1997 levels. Ford's combined car and truck market shares in these markets in 1998 was 16.6% (Mexico) and 19% (Canada).

     South America. Brazil and Argentina are Ford's principal markets in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. Industry sales in 1998 were 1.6 million units in Brazil, down 19% from 1997, and 455,000 units in Argentina, up 7% from 1997. Brazilian government austerity measures in 1998 adversely impacted industry vehicle sales in that country and are expected to continue to adversely affect industry sales in 1999. Ford's combined car and truck market shares in these markets in 1998 was 13.1% (Brazil) and 16.4% (Argentina).

     Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are Ford's principal markets. Industry volumes in 1998 in this region were as follows: 808,000 units in Australia (up 12% from 1997), 474,000 units in Taiwan (down 2% from 1997) and 5.9 million units in Japan (down 13% from 1997). In 1998, Ford's combined car and truck market share in Australia was 15.9%. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford had a combined car and truck market share in 1998 of 15.4%. Ford's combined car and truck market share in Japan has never exceeded 1%. Ford's principal competition in the Asia Pacific region has been the Japanese manufacturers. Ford anticipates that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

     The financial crisis that began in Thailand in mid-year 1997, and spread to the neighboring Southeast Asian nations, particularly Indonesia, has resulted in a significant reduction of vehicle sales for the region. These markets had been expanding, but economic growth is now expected to remain subdued during a period of restructuring. Taiwan and South Africa have also been affected by the crisis. Ford is positioning itself to participate actively in these markets in recognition of their long-term growth opportunities.

     Africa. Ford operates in the South African market through South African Motor Corporation (Pty.) Limited ("SAMCOR") in which Ford has a 45% equity interest. SAMCOR is an assembler and distributor of Ford, Mazda and Mitsubishi vehicles in South Africa. In 1998, industry volume in South Africa was 314,000 units, down 17% from 1997 levels. SAMCOR's combined car and truck market share in 1998 was 15.9% (Ford's share was 7.4%).

Industry Consolidation and Global Competition

     The worldwide automotive industry is trending toward further consolidation, such as the recent DaimlerChrysler merger. Such consolidation could be good for the industry to the extent it reduces excess capacity. Consolidation could also result in there being fewer but stronger competitors in the industry. Ford believes that it is well-positioned and does not need to participate in the consolidation trend to compete globally. However, as with Ford's pending transaction with Volvo, it considers opportunities with other manufacturers when Ford believes they would be beneficial to its business. Presently, Ford's major competitors on a global basis are DaimlerChrysler, General Motors, Honda, Toyota and Volkswagen.

Visteon Automotive Systems

     Visteon is an enterprise of Ford and consists of certain subsidiaries and divisions of Ford. Visteon is a global provider of integrated systems and components to automotive manufacturers and other automotive suppliers. Visteon ranks as the second-largest automotive supplier in the world. Its seven divisions are:

     - Chassis Systems

     - Climate Control Systems

     - Electronic Systems

     - Exterior Systems

     - Glass Systems

     - Interior Systems

     - Powertrain Control Systems

     Currently, most of Visteon's business is with Ford. In 1998 Visteon's mix of business was 92% Ford and 8% non-Ford (including sales by unconsolidated joint ventures, the figures are 91% Ford and 9% non-Ford). In addition, in 1998 most of Visteon's business was in North America (81%) as compared with outside North America (19%). Visteon's goal, however, is to continue to obtain new business from companies other than Ford and to further expand its business beyond North America. In 1998, 46% of Visteon's new business was from non-Ford customers and 33% was from outside North America.

     Below are some financial highlights for Visteon (in millions):

                                                         YEARS ENDED DECEMBER 31,
                                                         -------------------------
                                                           1998             1997
                                                           ----             ----
Revenue................................................  $17,762          $17,220
Pre-Tax Income.........................................    1,129              825
Net Income.............................................      712              518
After-Tax Return on Sales..............................      4.0%             3.0%

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company

     For information regarding the business of Ford Credit, see "Business of Ford Credit."

The Hertz Corporation

     Hertz and its affiliates and independent licensees operate what Hertz believes is the largest car rental business in the world based upon revenues and volume of rental transactions. They also operate what they believe to be one of the largest industrial and construction equipment rental business in the United States based upon revenues. Hertz and its affiliates, associates and independent licensees, do the following:

     - rent and lease cars and trucks

     - rent industrial and construction equipment

     - sell their used cars and equipment

     - provide third-party claim management services

     - provide telecommunications services

     These businesses are operated from over 5,000 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. In April 1997, Hertz completed an initial public offering of common stock representing a 19.1% economic interest in Hertz.

     Below are some financial highlights for Hertz (in millions):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998      1997
                                                                 ----      ----
Revenue.....................................................    $4,250    $3,905
Pre-Tax Income..............................................       465       343
Net Income..................................................       277       202

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

     Mobile Source Emissions Control -- U.S. Requirements. The Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Concurrently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. The EPA has filed a report with Congress indicating that more stringent emissions standards will be required for the 2004 model year and beyond. It is anticipated that the EPA will begin the rulemaking process in 1999 to propose post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. The EPA is expected to propose regulations which would require most light duty trucks to meet the same emissions standards as passenger cars. The proposed standards are likely to limit severely the use of diesel technology. If the standards are too stringent, it will impact Ford's ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

     Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board ("CARB"). CARB's emissions requirements (the "California program") for model years 1994 through 2003 require manufacturers to meet a non-methane organic gasses fleet average requirement that are significantly more stringent than those prescribed by the Clean Air Act for the corresponding periods of time. The California program initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles ("ZEVs"), which produce no emissions of regulated pollutants. In 1996, however, CARB eliminated the ZEV mandate until the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into an agreement with CARB to provide air quality benefits for California equivalent to a 49 state program (i.e., equivalent to providing vehicles certified to the California low emission vehicle standard nationwide beginning with the 2001 model year), to continue research and development of ZEV technology and to provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

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

     At a November 1998 hearing, CARB adopted stringent new vehicle emissions standards that must be phased in beginning in the 2004 model year. These new standards treat most light duty trucks the same as passenger cars and require both types of vehicles to meet new stringent emissions requirements. It is also expected that these new standards will essentially eliminate the use of diesel technology. CARB's new standards present a difficult engineering and technological challenge, and may impact Ford's ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

     The Clean Air Act also permits other states which do not meet national ambient air quality standards to adopt the California program no later than two years before the affected model year. Under the Act, twelve northeastern states and the District of Columbia formed a group known as the Ozone Transport Commission (the "OTC"). Based on an OTC recommendation, the EPA required each OTC jurisdiction to adopt the California program. The OTC jurisdictions also may adopt California's ZEV mandates, if any, but the EPA does not require them to do so. In March 1997, the Circuit Court of Appeals for the District of Columbia vacated the EPA's rule requiring the OTC jurisdictions to adopt the California program; however, that decision did not affect California programs, including ZEV mandates, already adopted by individual states. There are major problems with transferring California standards to the Northeast -- many dealers sell vehicles in neighboring states and the driving range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated gasoline requirement, which makes the task of meeting standards even more difficult.

     The California program was adopted in New York and Massachusetts and is currently in effect for model years 1996 and beyond. In addition, these two states adopted ZEV mandates beginning with model year 1998. In August 1998, as a result of a legal challenge from the automotive industry, New York's pre-2003 model year ZEV requirements were declared invalid by the U.S. Court of Appeals for the Second Circuit. Massachusetts has attempted to adopt as a standard ZEV obligations mirroring a voluntary agreement in California between auto manufacturers and CARB. A federal district court invalidated these regulations, but Massachusetts has appealed the decision to the U.S. Court of Appeals for the First Circuit. Connecticut adopted the California program beginning with model year 1998. Rhode Island and Vermont adopted the California program beginning with model year 1999 (with a ZEV mandate to be required in Vermont after certain determinations with respect to the advancement of ZEV technology have been made). Maine has adopted the California program beginning with the 2001 model year. Maryland and New Jersey have laws requiring adoption of the California program and ZEV mandates after certain conditions, relating to actions which may be taken by other OTC jurisdictions, have been met.

     In response to OTC actions, the automotive industry proposed a National Low Emissions Vehicle (NLEV) program, which the EPA promulgated as a rule and which has been agreed to by all manufacturers and all OTC jurisdictions except Maine, Massachusetts, New York and Vermont. This NLEV program requires manufacturers to sell low emission vehicles in the participating OTC jurisdictions beginning with the 1999 model year, and throughout the remainder of the country beginning with the 2001 model year. The OTC jurisdictions which have agreed to the NLEV program will for its duration substitute the NLEV program for any of their other emissions programs for passenger cars and light duty gasoline trucks. California and the non-participating OTC jurisdictions will retain their California-based programs. A petition seeking judicial review of the EPA's rule establishing NLEV has been filed by a coalition of environmental groups. The petition alleges that the rule violates the Clean Air Act.

     Under the Clean Air Act, the EPA and CARB can require manufacturers to recall and repair non-conforming vehicles. The EPA, through its testing of production vehicles, can also halt the shipment of non-conforming vehicles. Ford may be required to recall, or may voluntarily recall, vehicles for such purposes in the future. The costs of related repairs or inspections associated with such recalls can be substantial.

     The Clean Air Act generally prohibits the introduction of new fuel additives unless a waiver is granted by the EPA. In 1995, the EPA was ordered by a federal court to grant such a waiver to Ethyl Corporation for the additive MMT. Ford and other manufacturers believe that the use of MMT will impair the performance of current emissions systems and onboard diagnostics systems. Widespread use of MMT could increase Ford's future warranty costs and necessitate changes in Ford's warranties for emission control devices.

     European Requirements. European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards will apply to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 ("Stage III Standards"). A second level of even more stringent emission standards will apply to new car certifications beginning January 1, 2005 and to new car registrations beginning January 1, 2006 ("Stage IV Standards"). The comparable light commercial truck Stage III Standards and Stage IV Standards would come into effect one year later than the passenger car requirements. The directive includes a framework that permits EU member states to introduce fiscal incentives to promote early compliance with the Stage III and Stage IV Standards. The directive also introduces on-board diagnostic requirements, more stringent evaporative emission requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). The Stage IV Standards for diesel engines are not yet technically feasible and may impact Ford's ability to produce and offer a broad range of products with the characteristics and functionality that customers want. A related EU directive was adopted at the same time which establishes standards for cleaner fuels beginning in 2000 and even cleaner fuels in 2005. The EU is setting up a program to assess the need for further changes to vehicle emission and fuel standards after 2005.

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

     Motor Vehicle Safety -- The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety Administration"). Meeting or exceeding many safety standards is costly because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. There currently are pending before the Safety Administration a number of investigations relating to alleged safety defects in Ford vehicles. A manufacturer is also obligated to recall vehicles if it determines they do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford's vehicles, the costs of such recall campaigns could be substantial.

     In September 1998, the Safety Administration published a proposed advanced air bag rule that would significantly affect the design and testing of new vehicles. While Ford supports efforts to further improve air bag systems, and is aggressively working with suppliers to quickly introduce new designs, Ford has many concerns about the proposed rule. These concerns include a dramatic increase in the number of required tests, complex and vague requirements, the need to incorporate new and unproven technology, and a potential increase in safety risks. Ford is moving aggressively to install even more advanced air bag restraint systems in its vehicles, but the proposed rule could substantially interfere with these plans. If such a rule were to become effective, it could significantly increase Ford's costs, especially if it requires Ford to change its present advanced air bag design programs. Ford outlined its concerns in a December 1998 response to the Safety Administration's proposal. The Safety Administration is expected to publish a supplemental notice which likely will propose additional changes to the rule. Ford and other vehicle manufacturers will have another chance to respond to the new proposal before a final rule is published.

     The Safety Administration has published a rule requiring a revised standardized label that automakers must display prominently to warn drivers of sport utility vehicles about rollover risks. The label must be affixed to the sun visor or the driver side window of all such vehicles beginning with the model year 2000. The Safety Administration is also investigating the feasibility of a test to measure the propensity of a vehicle to roll over. It is unlikely that an objective meaningful stability test can be developed. Nonetheless, the Safety Administration has announced its intention to issue a final rule to require manufacturers to label vehicles based on their performance on the yet-to-be-determined stability test. Such a label could impact customer satisfaction and the sales of Ford products.

     The subject of truck-to-car compatibility in relation to collisions continues to receive significant media attention and the government is studying this issue. While Ford and its suppliers are continuing to work on this complex issue, government regulation to address vehicle compatibility also is possible.

     Final regulations implementing the Fastener Quality Act of 1990 are applicable to certain fasteners (i.e., nuts, bolts, washers and screws) manufactured after July 26, 1998. The regulations impose burdensome and costly testing, certification and record keeping requirements which are not compatible with quality assurance systems currently used in the automotive industry. Congress delayed the implementation of the Act pending a Department of Commerce report. The report, issued in February 1999, addressed automotive industry concerns by suggesting a narrowing of covered fasteners and an exemption for fasteners manufactured to industry standards. Congress is considering amendments to the Act. If amendments are adopted consistent with the principles outlined in the Commerce Department report, it would significantly lessen the burden of the legislation.

     Canada, the European Union, individual member countries within the EU and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

     Motor Vehicle Fuel Economy -- U.S. Requirements. Under the Motor Vehicle Information and Cost Savings Act vehicles must meet minimum CAFE standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks.

     Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding years. In November 1998, Ford filed a plan to meet the 1998 light truck standards using credits to be generated in future years, and this plan has been approved by the Safety Administration. In general, a continued increase in demand for larger vehicles, coupled with a decline in demand for small and middle-size vehicles could jeopardize Ford's long-term ability to maintain compliance with CAFE standards.

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

     Foreign Requirements. The EU is also a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the European Council of Environment Ministers (the "Environment Council") reaffirmed its goal to reduce average CO(2) emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In October 1998, the EU agreed to support an environmental agreement with the European Automotive Manufacturers Association (of which Ford is a member) on CO(2) emission reductions from new passenger cars (the "Agreement"). The Agreement establishes an emission target of 140 grams of CO(2) per kilometer for the average of new cars sold in the EU by the Association's members in 2008. In addition, the Agreement provides that certain Association members (including Ford) will introduce models emitting no more than 120 grams of CO(2) per kilometer in 2000, and establishes an estimated target range of 165-170 grams of CO(2) per kilometer for the average of new cars sold in 2003. Also in 2003, the Association will review the potential for additional CO(2) reductions, with a view to moving further toward the EU's objective of 120 grams of CO(2) per kilometer by 2012. The Agreement assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulfur content in 2005. Average CO(2) emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average CO(2) emissions compared to 1995.

     The Environment Council requested the European Commission to review in 2003 the EU's progress toward reaching the 120 gram target by 2010, and to implement annual monitoring of the average CO(2) emissions from new passenger cars and progress toward achievement of the objectives for 2000 and 2003.

     In February 1999, the European Commission published an amended proposal for a new EU directive on the availability of consumer information about the fuel economy and CO(2) emissions of new passenger cars. Although the proposal includes certain minimum EU requirements on the information to be made available, individual Member States would be able to set national requirements for (i) labels to be displayed on passenger cars at their point of sale, (ii) guides listing all passenger cars available for sale in the EU to be available in booklet and electronic form, and (iii) posters to be displayed in dealerships ranking the fuel economy, CO(2) emissions, and estimated fuel costs of passenger cars available for sale there.

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

     Other European countries are considering other initiatives for reducing CO(2) emissions from motor vehicles. Taken together such proposals could have substantial adverse effects on Ford's sales volumes and profits in Europe.

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

     U.S. Hazardous Substance and Waste Control -- Pursuant to the Federal Resource Conservation and Recovery Act, the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes and requiring corrective action for prior releases. States may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act requires notification regarding certain releases into the environment, and creates potential liability for remediation costs and for damage to natural resources at sites where Ford's waste was taken for treatment or disposal. A number of states have enacted separate laws of this type. In addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA regulates the use of polychlorinated biphenyls in transformers, capacitors and other equipment that may be located at Ford's U.S. facilities.

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

     Pollution Control Costs -- During the period 1999 through 2003, Ford expects to spend approximately $468 million on Ford's North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates spending approximately $90 million in 1999 and $92 million in 2000.

     Worldwide Regulatory Compatibility -- Ford's efforts to develop new markets and increase imports are impeded by incompatible automotive safety, environmental and other product regulatory standards. At present, differing standards either restrict the vehicles Ford can export to serve new markets or increase the cost and complexity to do so.

LEGAL PROCEEDINGS

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Ford and Ford's subsidiaries, including those arising out of the following: alleged defects in Ford's products; governmental regulations covering safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; and environmental matters. Some of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. Included among the foregoing matters are the following:

Product Liability Matters

     Occupant Restraint Systems. Ford is a defendant in various actions for damages arising out of automobile accidents where the plaintiffs claim that their injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $1 billion at December 31, 1998.

     Bronco II. Ford is a defendant in various personal injury lawsuits involving the alleged propensity of Bronco II utility vehicles to roll over. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $1.8 billion at December 31, 1998.

     In most of the actions described in the two paragraphs above, no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been Ford's experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages paid by Ford in resolving such cases. The damages Ford pays generally are, on average, substantially less than the amounts originally claimed. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which the plaintiffs may allege similar defects.

     Asbestos. Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. The plaintiffs in these actions seek damages, including both actual and punitive damages, of approximately $2.1 billion at December 31, 1998. (In some of these actions, the plaintiffs have not specified a dollar amount of damages or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of Ford's co-defendants have substantial resources.

Environmental Matters

     General. Ford has received notices from government environmental enforcement agencies concerning four matters which potentially involve monetary sanctions exceeding $100,000. The agencies believe that Ford facilities may have violated regulations relating to certain emissions from facility operations.

     Ford has received notices under various federal and state environmental laws that it (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. Ford also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which Ford may be held responsible could be substantial. The contingent losses that Ford expects to incur in connection with many of these sites have been accrued and those losses are reflected in Ford's financial statements in accordance with generally accepted accounting principles. However, for many sites, the remediation costs and other damages for which Ford ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as Ford's connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, Ford is unable to determine or reasonably estimate the amount of costs or other damages for which it is potentially responsible in connection with these sites, although that total could be substantial.

     CCA Lawsuit. The Corporation for Clean Air, Inc., a California non-profit group ("CCA"), filed a lawsuit in California against Ford and numerous other engine and vehicle manufacturers and owners of vehicle fleets, under California's Safe Drinking Water and Toxic Enforcement Act ("Proposition 65"). Under Proposition 65 any business that knowingly and intentionally exposes any person to certain carcinogens and reproductive toxins must provide that person with an advance clear and reasonable warning, unless the business can prove that the exposures are insignificant. CCA's complaint alleges that manufacturers and fleet owners of diesel powered vehicles are exposing California's citizens to diesel exhaust in violation of Proposition 65. Maximum penalties under Proposition 65 are $2,500 per vehicle per day of violation. In September 1998, the California Superior Court dismissed the lawsuit, finding that CCA failed to provide admissible evidence sufficient to maintain a case under Proposition 65 and that vehicle manufacturers are not responsible for providing warnings of exposures for vehicles that are not under their control. CCA has filed notice of its intent to appeal the court's decision.

Class Actions

     Ford has been named a defendant in various class action lawsuits. Class action lawsuits can involve very large groups of plaintiffs, such as statewide or nationwide classes, if plaintiffs persuade the court to grant class certification. Ford believes it has valid defenses in each of these cases; however, if plaintiffs were to prevail in any of these lawsuits, Ford could be required to pay substantial damages.

     Paint. There are four purported class actions pending against Ford alleging defects in the paint processes used on more than six million vehicles Ford manufactured in model years 1984 through 1993. One case (Landry) is nationwide in scope and is pending in the U.S. District Court for the Eastern District of Louisiana. In August 1998, the Landry court denied the plaintiffs' motion for class certification. In February 1999, the Court of Appeals denied plaintiffs' request to permit them to appeal the class certification decision prior to trial. In another case (Sheldon), a Texas state court certified two subclasses of Texas residents for trial. The Texas Court of Appeals affirmed the class certification order and approved a bifurcated trial process that would require class members to prove causation and damages in separate trials following a classwide trial on the existence of a defect and Ford's knowledge of the defect. Ford appealed the class certification to the Texas Supreme Court and oral argument was heard in February 1999. Ford is awaiting a ruling. The third case, Nienhuis, was filed in Illinois state court in May 1998. It raises the same allegations as Landry and Sheldon with respect to a larger group of vehicles, and alleges a nationwide class or, alternatively, a class of Illinois residents. Ford removed the action to federal court and, in June 1998, the case was conditionally transferred to the Louisiana federal court where Landry is pending. The case was later remanded to state court, and Ford's appeal of the remand order is pending. The fourth case, Clayman, was filed in Pennsylvania state court and asserts, on behalf of Pennsylvania residents, claims similar to those raised in Nienhuis. Ford removed Clayman to federal court and sought to have it consolidated with Landry in the U.S. District Court for the Eastern District of Louisiana. It too was remanded to state court. In each pending lawsuit, the plaintiffs seek unspecified compensatory damages, as well as punitive damages, attorneys' fees and costs.

     Ignition Switch. In 1996, Ford was served with fourteen purported class action lawsuits alleging that certain 1983 to 1993 model year vehicles were equipped with defective ignition switches that could cause an electrical short circuit, resulting in smoke and fire damage. Most of the suits were brought on behalf of plaintiffs who have not experienced a problem, but who claim that their vehicles have diminished value because of the allegedly defective switches. Some of the lawsuits were purportedly brought on behalf of plaintiffs who claim to have suffered fire or smoke damage to their vehicles. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys' fees and costs, as well as injunctive relief requiring, among other things, that Ford replace the allegedly defective ignition switch in all affected vehicles. All fourteen lawsuits were consolidated for pretrial proceedings in federal court in New Jersey. In August 1997, the court denied plaintiffs' motion for class certification. In September 1997, the court dismissed all of the claims brought by the non-incident class members except the implied warranty claims brought under Louisiana law and the breach of contract claims. In May 1998, plaintiffs in the "incident" (smoke and fire damage) cases filed an amended complaint which attempts to consolidate all such claims in a single action. The complaint proposes alternative classes and several subclasses. The plaintiffs have indicated that the proposed classes and subclasses may be amended following further discovery. In August 1998, the court reaffirmed its denial of class certification and ruled on plaintiffs' motion to remand the actions, remanding one of the fourteen consolidated actions to Alabama state court and retaining jurisdiction over the others. In October 1998, plaintiffs in the non-incident cases filed a motion to amend an earlier court ruling that dismissed with prejudice the claims under the federal Magnuson-Moss Warranty Act and requested leave to file an amended complaint restating these and other claims. The court denied the motion as to two of the plaintiffs but allowed the third plaintiff to amend the complaint to pursue breach of express warranty claims and claims for injunctive relief and/or restitution under the California Business and Professions Act.

     In a related matter, State Farm Mutual Automobile Insurance Company filed a lawsuit in federal court in California in January 1998 against Ford and United Technologies Automotive, Inc. State Farm seeks damages for insurance claims it paid to cover vehicle damage caused by allegedly defective ignition switches, the deductible amounts paid by its insureds, other compensatory damages, disgorgement of profits and attorneys' fees and costs. Ford has moved to dismiss State Farm's claims and obtained a transfer of the action to the New Jersey federal court where the ignition switch class actions are pending. State Farm opposed the transfer. Also, a private insurer, the California State Automobile Association Inter-insurance Bureau has filed a separate action against Ford seeking to recover amounts it paid for 15 vehicle fire claims allegedly caused by defective ignition switches. The Bureau's lawsuit has also been transferred to the New Jersey federal court for consolidated pre-trial proceedings with the other ignition switch-related lawsuits. Ford has moved to dismiss the Bureau's complaint.

     TFI Module. Six purported class actions are pending in state courts on behalf of owners and lessees of 1983 through 1995 model year Ford vehicles containing a distributor-mounted thick film ignition (TFI) module. The plaintiffs allege that distributor-mounted TFI modules are defective because they have a high propensity to fail due to exposure to engine heat, causing the engine to stumble, stall, or not start. The plaintiffs in these cases seek pre-and post-judgment interest, attorneys' fees, disgorgement of profits, compensatory damages, punitive damages, notice to the public, and the recall and retrofit of all vehicles with the allegedly defective TFI modules. The cases are pending in Alabama, California, Illinois, Maryland, Tennessee and Washington. The Alabama and Tennessee cases were conditionally certified as nationwide class actions (excluding California). The cases in Illinois, Maryland and Washington purport to be regional class actions, and the California case is statewide in scope. The California case is the "lead" case and proceedings in the other cases are stayed. The court has certified a class of California residents who currently own or lease the subject vehicles and residents who purchased such vehicles when they were new. The court also certified a sub-class of consumers pursuing Consumer Legal Remedies Act claims, bringing the total class to approximately 3.2 million members. In the unlikely event that plaintiffs recovered fully on all of their claimed damages, the total award in the California action would exceed $4 billion. Trial in the California case is scheduled for April 5, 1999. The trial court recently denied Ford's motions to decertify the class and for summary judgment. Ford is seeking leave to appeal some of those rulings. If leave to appeal is denied, Ford will have the right to appeal after trial if necessary.

     Air Bag. One purported class action lawsuit is pending in Alabama state court alleging that air bags are defective because they can cause injury, particularly to children and small adults. Plaintiffs allege that their vehicles are unsuitable for transporting children and small adults and, therefore, are not worth the purchase price they paid. They seek compensatory damages, including the alleged diminution in value of their vehicles. The Alabama action appears to be nationwide in scope and purports to represent owners of 1993 through 1996 (and some 1997) model year cars and light trucks with passenger air bags. The plaintiffs named as defendants Ford, General Motors Corporation, Chrysler Corporation, and an Alabama automobile dealership. The trial court denied defendants' motion for change of venue, and the Alabama Supreme Court declined to hear an appeal on that issue. Ford has asked the court to reconsider that decision. Ford's motion to dismiss this action is pending.

     Ford/Citibank Visa. Following the June 1997 announcement of the termination of the Ford/Citibank credit card rebate program, five purported nationwide class actions and one purported statewide class action were filed against Ford; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys' fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon and Washington, and the purported statewide class action was filed in a California state court. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases to federal court, which consolidated and transferred the cases to federal court in Washington for pretrial proceedings. In September 1998, Ford and Citibank jointly filed a motion to dismiss the consolidated lawsuit pending before the court in Washington. The motion to dismiss was denied in November 1998 and the parties are currently pursuing pretrial discovery. The plaintiffs in the Oregon and Alabama cases have moved to remand their cases to state court.

     Flat Glass. Ford is a defendant in 14 purported class actions brought on behalf of purchasers of flat glass alleging that Ford and other manufacturers fixed prices and allocated markets in violation of federal and state antitrust laws. Twelve of the class actions are nationwide in scope and pending in federal court and the other two class actions are statewide in scope and are pending in state courts. The other defendants include Pilkington, Libbey-Owens Ford, AFG Industries, PPG Industries, Asahi Glass, and Guardian Industries. Nineteen similar purported class actions are pending in various courts in which Ford is not currently named as a defendant. A total of 28 federal cases have been consolidated in a federal court in Pennsylvania for pretrial proceedings. The parties are currently engaged in discovery related to class certification. In the actions involving Ford, the plaintiffs seek economic and treble damages.

     Lease Residual. In January 1998 in connection with a case pending in Illinois state court, Ford and Ford Credit were served with a summons and intervention counterclaim complaint relating to Ford Credit's leasing practices (Higginbotham v. Ford Credit). The counterclaim plaintiff, Carla Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, Ford Credit commenced an action for deficiency against Virginia Shore, a Ford Credit lessee. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Shore purported to represent a class of all similarly situated lessees. Ford was not a party to the Shore case. Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against Ford Credit, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against Ford Credit for violations of the Consumer Leasing Act, declaratory judgment concerning the enforceability of early termination provisions in Ford Credit's leases, and fraud. She also asserts a claim against Ford Credit and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that Ford Credit inflates the residual values of its leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleges that Ford dictated the residual values to Ford Credit and thereby participated in an unlawful conspiracy. This case was stayed pending the approval/rejection of the settlement in Shore. In November 1998, the court issued a ruling that rejected the proposed settlement in Shore. Consequently, the Higginbotham case is proceeding and Ford Credit is in the process of responding to discovery requests. Ford intends to remove the case to federal court and move to dismiss the counterclaims.

     Lease Agreement Disclosure. Twenty purported class action lawsuits have been filed in various courts against Ford Credit and, in all but three cases, Primus Automotive Financial Services, Inc., a subsidiary of Ford Credit. The lawsuits, each of which purports to be brought on behalf of a statewide class, allege that Ford Credit and Primus leasing contracts improperly failed to disclose acquisition and administrative fees that are included in the amount of a customer's monthly lease payment. Plaintiffs seek compensatory damages in the amount of all such undisclosed fees, an injunction prohibiting the companies from continuing the practice of not disclosing such fees, attorneys' fees, interest, costs and in some cases, punitive damages. Ford is seeking dismissal of all the lawsuits. A Georgia federal court and Alabama, Arkansas, Iowa, Minnesota, Missouri and Wisconsin state courts have recently dismissed seven of the lawsuits, finding that itemization of monthly lease charges is not required under federal or state law.

     Lifetime Service Guarantee. In June 1998, a purported class action lawsuit was filed against Ford in California state court challenging the legality of Ford's termination of the Lifetime Service Guarantee program as of January 1, 1992. Plaintiff alleges that the program, which ran from 1983 until the program's termination date, constituted a product warranty that could not be terminated. Plaintiff alleges claims for violation of the federal Magnuson-Moss Warranty Act, breach of contract, negligent misrepresentation, violation of the California Song-Beverly Consumer Warranty Act, violation of the California Consumer Legal Remedies Act ("CLRA"), violations of the California Unfair Competition Law ("UCL") and declaratory relief. The Magnuson-Moss and declaratory relief claims are alleged on behalf of a purported nationwide class. The breach of contract, negligent misrepresentation, and Song-Beverly claims are alleged on behalf of a purported subclass of California residents. The CLRA and UCL claims are alleged on behalf of "the general public" ostensibly under "private attorney general" provisions in those statutes. Plaintiff claims compensatory, exemplary, and punitive damages, attorneys' fees, civil penalties, disgorgement, and interest in unspecified amounts, as well as an injunction compelling Ford to reinstate the Lifetime Service Guarantee program. Ford has removed the case to federal court in California. The parties are currently engaged in pretrial discovery.

Other Matters

     Patents. A number of claims have been made or may be asserted in the future against Ford alleging infringement of patents held by others. Ford believes that it has valid defenses with respect to the claims that have been asserted. If some of these claims should lead to litigation, however, and if the claimant were to prevail, Ford could be required to pay substantial damages.

     OFCCP Proceeding. In April 1997, the Department of Labor issued an administrative enforcement proceeding challenging Ford's compliance with obligations imposed by Executive Order 11246, which prohibits employment discrimination and requires affirmative action by government contractors and subcontractors. The Office of Federal Contract Compliance Programs ("OFCCP") claims that Ford's Kentucky Truck Plant used a hiring process in 1993 for entry-level hourly laborer positions that discriminated against female applicants. OFCCP seeks an order awarding back pay to the "affected class of women," a job offer to each of these persons, and retroactive seniority for each person. Ford and the OFCCP have completed a partial consent decree that resolves the disputes relating to Ford's cooperation in various OFCCP investigations concerning hourly hiring practices at Ford facilities. Trial before an administrative law judge on the OFCCP proceeding relating to Ford's Kentucky Truck Plant is set for August 16, 1999.

     FTC Investigation. The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail vehicle financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.

     Red Carpet Lease Terminations. Ford and Ford Credit have been advised that a consortium of 37 states is investigating certain Ford Credit Red Carpet Lease ("RCL") practices and that the Florida Attorney General's Office is leading the investigation. The investigation focuses on whether Ford Credit RCL customers who want to terminate leases early and purchase the leased vehicle have been misled by the alleged improper failure to itemize (i) the cost of terminating the lease and (ii) the vehicle purchase price. Ford and Ford Credit believe that Ford Credit's business practices are fair under applicable law, and Ford and Ford Credit are attempting to negotiate a resolution of the matter.

EMPLOYMENT DATA

     The average number of people Ford employed by geographic area was as follows for the years indicated:

                                                                1998       1997
                                                                ----       ----
United States..............................................    173,899    189,787
Europe.....................................................    105,351    104,014
Other......................................................     65,925     70,091
                                                               -------    -------
  Total....................................................    345,175    363,892
                                                               =======    =======

     In 1998, the average number of people Ford employed decreased 5.1 percent reflecting Ford's divestiture of The Associates, offset partially by increased employment at Hertz. The above figures for 1997 include 21,161 employees at The Associates. Most of Ford's employees work in its Automotive and Visteon operations.

     Substantially all of the hourly employees in Ford's Automotive and Visteon operations in the United States are represented by unions and covered by collective bargaining agreements. Approximately 99% of these unionized hourly employees in Ford's Automotive segment (as well as many of those in Ford's Visteon segment) are represented by the United Automobile Workers (the "UAW"). Approximately 3% of Ford's salaried employees are represented by unions. Most hourly employees and many non-management salaried employees of Ford's subsidiaries outside the United States also are represented by unions. Collective bargaining agreements between Ford and the UAW and between Ford of Canada and the Canadian Automobile Workers were entered into in 1996 and are scheduled to expire in September 1999. Ford does not know whether it will be able to reach new agreements with these unions without a work stoppage occurring. If there is a work stoppage, Ford's profits could be substantially adversely affected.

     In recent years Ford has not had significant work stoppages at its facilities, but they have occurred in some of Ford's suppliers' facilities. Any protracted work stoppages in the future, whether in Ford's facilities or those of certain suppliers, could substantially adversely affect Ford's results of operations.

RESEARCH AND DEVELOPMENT

     Ford conducts research and development primarily to improve the performance (including fuel efficiency), safety and customer satisfaction of its products, and to develop new products. Ford also has staffs of scientists who engage in basic research. Ford maintains extensive engineering, research and design facilities for these purposes, including large centers in Dearborn, Michigan; Dunton, England; and Merkenich, Germany. Most of Ford's research and development relates to its Automotive and Visteon operating segments.

     During the last three years Ford took charges to its consolidated income for research and development it sponsored in the following amounts: $6.3 billion
(1998), $6.3 billion (1997) and $6.8 billion (1996). Any customer-sponsored research and development activities that Ford conducts are not material.

          SELECTED FINANCIAL DATA AND OTHER DATA OF FORD MOTOR COMPANY

     The following tables set forth selected financial data and other data concerning Ford for each of the last eleven years (dollar amounts in millions except per share amounts):

SUMMARY OF OPERATIONS                               1998           1997        1996          1995          1994         1993
---------------------                               ----           ----        ----          ----          ----         ----
AUTOMOTIVE SECTOR
Sales.............................................$119,083     $122,935      $118,023      $110,496      $107,137     $ 91,568
Operating income/(loss)...........................   6,685        6,946         2,516         3,281         5,826        1,432
Income/(loss) before income taxes and cumulative
  effects of changes in accounting principles.....   6,958        7,082         2,571         3,166         5,997        1,291
Income/(loss) before cumulative effects of changes
  in accounting principles(a)(c)..................   4,752        4,714         1,655         2,056         3,913        1,008
                                                  --------     --------      --------      --------      --------     --------
Net income/(loss).................................   4,752        4,714         1,655         2,056         3,913        1,008
                                                  --------     --------      --------      --------      --------     --------
FINANCIAL SERVICES SECTOR
Revenues..........................................$ 25,333     $ 30,692      $ 28,968      $ 26,641      $ 21,302     $ 16,953
Income before income taxes and cumulative effects
  of changes in accounting principles.............  18,438        3,857         4,222         3,539         2,792        2,712
Income before cumulative effects of changes in
  accounting principles (b)(d)(e).................  17,319        2,206         2,791         2,083         1,395        1,521
                                                  --------     --------      --------      --------      --------     --------
Net income........................................  17,319        2,206         2,791         2,083         1,395        1,521
                                                  --------     --------      --------      --------      --------     --------
TOTAL COMPANY
Income/(loss) before income taxes and cumulative
  effects of changes in accounting principles.....$ 25,396     $ 10,939      $  6,793      $  6,705      $  8,789     $  4,003
Provision/(credit) for income taxes...............   3,176        3,741         2,166         2,379         3,329        1,350
Minority interests in net income of
  subsidiaries....................................     149          278           181           187           152          124
                                                  --------     --------      --------      --------      --------     --------
Income/(loss) before cumulative effects of changes
  in accounting principles(a)(b)(c)(d)(e).........  22,071        6,920         4,446         4,139         5,308        2,529
Cumulative effects of changes in accounting
  principles......................................      --           --            --            --            --           --
                                                  --------     --------      --------      --------      --------     --------
Net income/(loss).................................$ 22,071     $  6,920      $  4,446      $  4,139      $  5,308     $  2,529
                                                  ========     ========      ========      ========      ========     ========
TOTAL COMPANY DATA PER SHARE OF
  COMMON AND CLASS B STOCK(F)
Income/(loss) before cumulative effects of changes
  in accounting principles........................$  18.17     $   5.75      $   3.73      $   3.58      $   4.97     $   2.27
Income/(loss)
  Basic...........................................   18.17         5.75          3.73          3.58          4.97         2.27
  Diluted.........................................   17.76         5.62          3.64          3.33          4.44         2.10
Cash dividends....................................    1.72        1.645          1.47          1.23          0.91         0.80
Common stock price range (NYSE)
  High............................................      61 7/16      33 3/8        24 47/64      21 53/64      23 1/4       21 61/64
  Low.............................................      28 5/16      19 59/64      18 3/32       16 7/16       17 11/64     14 9/32
Average number of shares of Common and Class B
  stock outstanding (in millions).................   1,211        1,195         1,179         1,071         1,010          986

SUMMARY OF OPERATIONS                                  1992            1991          1990          1989           1988
---------------------                                  ----            ----          ----          ----           ----
AUTOMOTIVE SECTOR
Sales.............................................  $ 84,407        $ 72,051       $ 81,844      $ 82,879       $ 82,193
Operating income/(loss)...........................    (1,775)         (3,769)           316         4,252          6,612
Income/(loss) before income taxes and cumulative
  effects of changes in accounting principles.....    (1,952)         (4,052)           275         5,156          7,312
Income/(loss) before cumulative effects of changes
  in accounting principles(a)(c)..................    (1,534)         (3,186)            99         3,175          4,609
                                                    --------        --------       --------      --------       --------
Net income/(loss).................................    (8,628)         (3,186)            99         3,175          4,609
                                                    --------        --------       --------      --------       --------
FINANCIAL SERVICES SECTOR
Revenues..........................................  $ 15,725        $ 16,235       $ 15,806      $ 13,267       $ 10,253
Income before income taxes and cumulative effects
  of changes in accounting principles.............     1,825           1,465          1,220           874          1,031
Income before cumulative effects of changes in
  accounting principles (b)(d)(e).................     1,032             928            761           660            691
                                                    --------        --------       --------      --------       --------
Net income........................................     1,243             928            761           660            691
                                                    --------        --------       --------      --------       --------
TOTAL COMPANY
Income/(loss) before income taxes and cumulative
  effects of changes in accounting principles.....  $   (127)       $ (2,587)      $  1,495      $  6,030       $  8,343
Provision/(credit) for income taxes...............       295            (395)           530         2,113          2,999
Minority interests in net income of
  subsidiaries....................................        80              66            105            82             44
                                                    --------        --------       --------      --------       --------
Income/(loss) before cumulative effects of changes
  in accounting principles(a)(b)(c)(d)(e).........      (502)         (2,258)           860         3,835          5,300
Cumulative effects of changes in accounting
  principles......................................    (6,883)             --             --            --             --
                                                    --------        --------       --------      --------       --------
Net income/(loss).................................  $ (7,385)       $ (2,258)      $    860      $  3,835       $  5,300
                                                    ========        ========       ========      ========       ========
TOTAL COMPANY DATA PER SHARE OF
  COMMON AND CLASS B STOCK(F)
Income/(loss) before cumulative effects of changes
  in accounting principles........................  $  (0.73)       $  (2.40)      $   0.93      $   4.11       $   5.48
Income/(loss)
  Basic...........................................     (7.81)          (2.40)          0.93          4.11           5.48
  Diluted.........................................     (7.81)          (2.40)          0.92          4.06           5.40
Cash dividends....................................      0.80            0.98           1.50          1.50           1.15
Common stock price range (NYSE)
  High............................................        16 15/64        12 17/32       16 5/16       18 51/64       18 17/64
  Low.............................................         9 7/32          7 49/64        8 19/64      13 47/64       12 41/64
Average number of shares of Common and Class B
  stock outstanding (in millions).................       972             952            926           934            968

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

(f) Share data have been adjusted to reflect stock dividends and stock splits. Common stock price range (NYSE) has been adjusted to reflect The Associates spin-off.

SUMMARY OF
---------------------------------
OPERATIONS, CONT.                    1998       1997       1996       1995       1994       1993       1992       1991       1990
---------------------------------    ----       ----       ----       ----       ----       ----       ----       ----       ----
TOTAL COMPANY BALANCE SHEET DATA
  AT YEAR-END
Assets
  Automotive Sector..............  $ 88,744   $ 85,079   $ 79,658   $ 72,772   $ 68,639   $ 61,737   $ 57,170   $ 52,397   $ 50,824
  Financial Services Sector......   148,801    194,018    183,209    170,511    150,983    137,201    123,375    122,032    122,839
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total assets.................  $237,545   $279,097   $262,867   $243,283   $219,622   $198,938   $180,545   $174,429   $173,663
Long-term debt
  Automotive Sector..............  $  8,713   $  7,047   $  6,495   $  5,475   $  7,103   $  7,084   $  7,068   $  6,539   $  4,553
  Financial Services Sector......    55,468     73,198     70,641     68,259     58,104     47,900     42,369     43,680     40,779
Stockholders' equity(g)..........    23,409     30,734     26,762     24,547     21,659     15,574     14,753     22,690     23,238
TOTAL COMPANY FACILITY AND
  TOOLING DATA
Capital expenditures for
  facilities (excluding special
  tools).........................  $  5,109   $  5,695   $  5,362   $  5,455   $  5,236   $  4,339   $  3,613   $  3,611   $  4,702
Depreciation.....................    11,393     10,404      9,519      8,954      7,207      5,456      4,658      3,956      3,185
Expenditures for special tools...     3,508      3,022      3,289      3,542      3,310      2,475      2,177      2,236      2,556
Amortization of special tools....     2,936      3,179      3,272      2,765      2,129      2,012      2,097      1,822      1,695
TOTAL COMPANY EMPLOYEE DATA --
  WORLDWIDE
Payroll..........................  $ 16,848   $ 17,187   $ 17,616   $ 16,567   $ 15,853   $ 13,750   $ 13,754   $ 12,850   $ 14,014
Total labor costs................    25,731     25,546     25,689     23,758     22,985     20,065     19,850     17,998     18,962
Average number of employees......   345,175    363,892    371,702    346,989    337,728    321,925    325,333    331,977    369,547
TOTAL COMPANY EMPLOYEE DATA --
  U.S. OPERATIONS
Payroll..........................  $ 10,639   $ 10,840   $ 10,961   $ 10,488   $ 10,381   $  8,889   $  8,019   $  7,393   $  8,313
Average number of employees......   173,899    189,787    189,718    186,387    180,861    166,995    158,501    156,203    180,228
Average hourly labor costs(h)
  Earnings.......................  $  24.30   $  22.95   $  22.30   $  21.79   $  21.81   $  20.94   $  19.92   $  19.10   $  18.44
  Benefits.......................     21.42      20.60      19.47      18.66      19.13      18.12      19.24      17.97      14.12
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total hourly labor costs.....  $  45.72   $  43.55   $  41.77   $  40.45   $  40.94   $  39.06   $  39.16   $  37.07   $  32.56
                                   ========   ========   ========   ========   ========   ========   ========   ========   ========
SUMMARY OF VEHICLE UNIT SALES(i)
  (IN THOUSANDS)
NORTH AMERICA
  United States
    Cars.........................     1,563      1,614      1,656      1,767      2,036      1,925      1,820      1,588      1,870
    Trucks.......................     2,425      2,402      2,241      2,226      2,182      1,859      1,510      1,253      1,416
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total United States........     3,988      4,016      3,897      3,993      4,218      3,784      3,330      2,841      3,286
  Canada.........................       279        319        258        254        281        256        237        259        257
  Mexico.........................       103         97         67         32         92         91        126        112         89
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total North America........     4,370      4,432      4,222      4,279      4,591      4,131      3,693      3,212      3,632
EUROPE
  Britain........................       498        466        516        496        520        464        420        471        607
  Germany........................       444        460        436        409        386        340        407        501        361
  Italy..........................       205        248        180        193        179        172        266        301        219
  France.........................       171        153        194        165        180        150        194        190        185
  Spain..........................       155        155        155        160        163        117        165        128        155
  Other countries................       377        318        339        286        281        250        270        296        289
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total Europe...............     1,850      1,800      1,820      1,709      1,709      1,493      1,722      1,887      1,816
OTHER INTERNATIONAL
  Brazil.........................       178        214        190        201        164        151        117        137        137
  Australia......................       133        132        138        139        125        120        105        104        134
  Argentina......................        97        147         64         48         54         49         49         26         18
  Taiwan.........................        77         79         86        106         97        122        119        107        115
  Japan..........................        25         40         52         57         50         53         64         83         99
  Other countries................        93        103         81         67         63         65         71         67         72
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
      Total other
        international............       603        715        611        618        553        560        525        524        575
TOTAL WORLDWIDE CARS AND
  TRUCKS.........................     6,823      6,947      6,653      6,606      6,853      6,184      5,940      5,623      6,023
TOTAL WORLDWIDE TRACTORS(j)......        --         --         --         --         --         --         --         13         66
                                   --------   --------   --------   --------   --------   --------   --------   --------   --------
TOTAL WORLDWIDE VEHICLE UNIT
  SALES..........................     6,823      6,947      6,653      6,606      6,853      6,184      5,940      5,636      6,089
                                   ========   ========   ========   ========   ========   ========   ========   ========   ========

SUMMARY OF
---------------------------------
OPERATIONS, CONT.                    1989       1988
---------------------------------    ----       ----
TOTAL COMPANY BALANCE SHEET DATA
  AT YEAR-END
Assets
  Automotive Sector..............  $ 45,819   $ 43,128
  Financial Services Sector......   115,074    100,239
                                   --------   --------
    Total assets.................  $160,893   $143,367
Long-term debt
  Automotive Sector..............  $  1,137   $  1,336
  Financial Services Sector......    37,784     30,777
Stockholders' equity(g)..........    22,728     21,529
TOTAL COMPANY FACILITY AND
  TOOLING DATA
Capital expenditures for
  facilities (excluding special
  tools).........................  $  4,412   $  3,148
Depreciation.....................     2,720      2,458
Expenditures for special tools...     2,354      1,634
Amortization of special tools....     1,509      1,335
TOTAL COMPANY EMPLOYEE DATA --
  WORLDWIDE
Payroll..........................  $ 13,327   $ 13,010
Total labor costs................    18,152     18,108
Average number of employees......   366,641    358,939
TOTAL COMPANY EMPLOYEE DATA --
  U.S. OPERATIONS
Payroll..........................  $  8,654   $  8,477
Average number of employees......   188,402    185,651
Average hourly labor costs(h)
  Earnings.......................  $  17.77   $  17.39
  Benefits.......................     13.21      13.07
                                   --------   --------
    Total hourly labor costs.....  $  30.98   $  30.46
                                   ========   ========
SUMMARY OF VEHICLE UNIT SALES(i)
  (IN THOUSANDS)
NORTH AMERICA
  United States
    Cars.........................     2,201      2,364
    Trucks.......................     1,517      1,537
                                   --------   --------
      Total United States........     3,718      3,901
  Canada.........................       326        349
  Mexico.........................        87         63
                                   --------   --------
      Total North America........     4,131      4,313
EUROPE
  Britain........................       739        753
  Germany........................       326        332
  Italy..........................       153         98
  France.........................       192        168
  Spain..........................       173        158
  Other countries................       296        290
                                   --------   --------
      Total Europe...............     1,879      1,799
OTHER INTERNATIONAL
  Brazil.........................       157        154
  Australia......................       154        132
  Argentina......................        25         30
  Taiwan.........................       115         88
  Japan..........................        82         60
  Other countries................        65         86
                                   --------   --------
      Total other
        international............       598        550
TOTAL WORLDWIDE CARS AND
  TRUCKS.........................     6,608      6,662
TOTAL WORLDWIDE TRACTORS(j)......        72         77
                                   --------   --------
TOTAL WORLDWIDE VEHICLE UNIT
  SALES..........................     6,680      6,739
                                   ========   ========

-------------------------
(g) The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.

(h) Per hour worked (in dollars). Excludes data for subsidiary companies.

(i) Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

(j) Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.

                 FINANCIAL REVIEW OF FORD MOTOR COMPANY RESULTS

OVERVIEW

     Ford's worldwide net income was $22,071 million in 1998, or $17.76 per diluted share of Common and Class B Stock. This compares with the $6,920 million, or $5.62 per diluted share, Ford earned in 1997. Ford's 1998 net income includes earnings of $177 million from Associates First Capital Corporation ("The Associates") through March 12, 1998 and a one-time, non-cash gain of $15,955 million that resulted from Ford's spin-off of The Associates. Excluding these amounts related to The Associates, Ford's net income would have been $5,939 million, or $4.72 per diluted share of Common and Class B Stock, compared with 1997 net income (excluding The Associates earnings) of $6,088 million, or $4.94 per diluted share.

     Ford's 1998 net income also includes the following other one-time charges totaling $631 million, which Ford incurred in the fourth quarter:

     - $472 million for employee early retirement and separation programs,

     - $86 million for writing off Ford's net exposure in Kia Motors Company, and

     - $73 million relating to the transfer of Ford's Batavia, Ohio transmission plant to a new joint venture company formed by Ford and ZF
       Friedrichshafen AG to manufacture continuously variable transmissions.

In addition, Ford's earnings per share in 1998 were reduced by $0.07 for the premium paid to repurchase Ford's Series B preferred stock.

     Ford's worldwide revenues were $144.4 billion in 1998, down $9.2 billion from 1997. Ford sold 6,823,000 cars and trucks in 1998, down 124,000 units from 1997. Ford's stockholders' equity was $23.4 billion at December 31, 1998, down $7.3 billion compared with December 31, 1997. This reduction primarily was a result of The Associates spin-off.

FOURTH QUARTER 1998 RESULTS OF OPERATIONS

     In the fourth quarter of 1998, Ford earned $1,043 million, or $0.84 per diluted share of Common and Class B Stock, compared with $1,796 million, or $1.45 per diluted share, in the fourth quarter of 1997. The one-time charges discussed above and the absence of earnings from The Associates in the fourth quarter of 1998 more than account for the earnings decline. Excluding one-time charges, Ford's fourth quarter 1998 earnings would have been $1,674 million, or $1.35 per diluted share, compared with earnings (excluding The Associates) of $1,572 million, or $1.27 per diluted share, in 1997.

     Details of Ford's Automotive sector earnings for the fourth quarter of 1998 and 1997 are shown below (in millions):

                                                               FOURTH QUARTER
                                                              NET INCOME/(LOSS)
                                                          -------------------------
                                                                              1998
                                                                              O/(U)
                                                           1998      1997     1997
                                                           ----      ----     -----
North American Automotive.............................    $1,047    $1,353    $(306)
Automotive Outside North America
-- Europe.............................................       (74)      158     (232)
-- South America......................................      (151)      (71)     (80)
-- Rest of World......................................        (2)      (99)      97
                                                          ------    ------    -----
  Total Automotive Outside North America..............      (227)      (12)    (215)
                                                          ------    ------    -----
  Total Automotive Sector.............................    $  820    $1,341    $(521)
                                                          ======    ======    =====

     The decline in Ford's fourth quarter 1998 Automotive sector earnings in North America is more than explained by one-time charges of $363 million. Without the one-time charges, Ford's results in North

America would have improved over fourth quarter 1997 earnings by $57 million, reflecting primarily higher sales volume, offset partially by higher marketing costs.

     The decline in Ford's fourth quarter Automotive sector earnings in Europe reflects one-time charges of $137 million, lower volume and costs associated with the Focus car line launch, offset partially by cost reductions. The earnings decline in South America was caused by one-time charges and the deteriorating economy in Brazil.

     Details of Ford's Financial Services sector earnings for the fourth quarter of 1998 and 1997 are shown below (in millions):

                                                              FOURTH QUARTER
                                                             NET INCOME/(LOSS)
                                                            -------------------
                                                                          1998
                                                                          O/(U)
                                                            1998   1997   1997
                                                            ----   ----   -----
Ford Credit.............................................    $234   $218   $  16
Hertz...................................................      48     35      13
Minority Interests, Eliminations, and Other (excluding
  The Associates).......................................     (59)   (22)    (37)
                                                            ----   ----   -----
  Financial Services (excluding The Associates).........     223    231      (8)
The Associates..........................................      --    278    (278)
The Associates Minority Interest........................      --    (54)     54
                                                            ----   ----   -----
     Total Financial Services Sector....................    $223   $455   $(232)
                                                            ====   ====   =====
Memo: Ford's share of earnings in
--------------------------------------------------------
The Associates..........................................    $ --   $224   $(224)
Hertz...................................................      39     28      11

Ford's Financial Services sector had lower fourth quarter 1998 earnings primarily because, unlike in the fourth quarter of 1997, they did not include earnings from The Associates.

FULL-YEAR 1998 RESULTS OF OPERATIONS

     Details of Ford's full-year Automotive sector earnings for 1998, 1997 and 1996 are shown below (in millions):

                                                                FULL-YEAR
                                                            NET INCOME/(LOSS)
                                                         ------------------------
                                                          1998     1997     1996
                                                          ----     ----     ----
North American Automotive..............................  $4,612   $4,434   $2,255
Automotive Outside North America
  -- Europe............................................     193      273     (291)
  -- South America.....................................    (226)      40     (642)
  -- Rest of World.....................................     173      (33)     333
                                                         ------   ------   ------
  Total Automotive Outside North America...............     140      280     (600)
                                                         ------   ------   ------
Total Automotive Sector................................  $4,752   $4,714   $1,655
                                                         ======   ======   ======

     Details of Ford's full-year Financial Services sector earnings for 1998, 1997 and 1996 are shown below (in millions):

                                                                  FULL-YEAR
                                                              NET INCOME/(LOSS)
                                                         ---------------------------
                                                          1998       1997      1996
                                                          ----       ----      ----
Ford Credit..........................................    $ 1,084    $1,031    $1,441
Hertz................................................        277       202       159
USL Capital..........................................         --        --       191
One-Time Actions
-- Gain on Sale of Common Stock of The Associates and
   Hertz.............................................         --       269       650
-- Sale of USL Capital Assets........................         --        --        95
-- Budget Rent a Car Write-down......................         --        --      (233)
Minority Interests, Eliminations, and Other..........       (174)     (128)     (257)
                                                         -------    ------    ------
     Financial Services (excluding The Associates)...      1,187     1,374     2,046
The Associates.......................................        220*    1,032       857
The Associates Minority Interest.....................        (43)     (200)     (112)
Gain on the Spin-off of The Associates...............     15,955        --        --
                                                         -------    ------    ------
     Total Financial Services Sector.................    $17,319    $2,206    $2,791
                                                         =======    ======    ======
Memo: Ford's share of earnings in
The Associates.......................................    $   177*   $  832    $  745
Hertz................................................        224       168       159

-------------------------
* Through March 12, 1998

1998 COMPARED WITH 1997

Automotive Sector

     Worldwide earnings for Ford's Automotive sector were $4,752 million in 1998 on sales of $119.1 billion, compared with $4,714 million in 1997 on sales of $122.9 billion. Excluding one-time charges, Ford's Automotive sector earnings were $5,377 million in 1998 compared with $4,883 million in 1997. The 1997 one-time charge was for restructuring actions in the second quarter. The increase in operating earnings reflects primarily continued cost reductions and improved vehicle mix, offset partially by lower volume and higher marketing costs. Adjusted for constant volume and mix, Ford's total costs in the Automotive sector declined $2.2 billion compared with 1997.

     Ford's Automotive sector earnings in North America were $4,612 million in 1998 on sales of $87 billion, compared with $4,434 million in 1997 on sales of $89 billion. Excluding one-time charges, earnings were $4,975 million, up $416 million compared with a year ago. The increase reflects primarily continued cost reductions and improved vehicle mix, offset partially by lower volumes and higher marketing costs. The after-tax return on sales for Ford's North American Automotive sector was 5.3% in 1998. Excluding one-time charges, after-tax return on sales was 5.8%, up 6/10 of a percentage point from 1997.

     In 1998, 16 million new cars and trucks were sold in the United States, up from 15.5 million units in 1997. Ford's share of those unit sales was 24.6% in 1998, down 4/10 of a percentage point, more than explained by the discontinuation of low margin vehicle lines.

     Ford's Automotive sector earnings in Europe were $193 million in 1998, $80 million worse than a year ago. The deterioration reflected higher restructuring costs, lower export sales and costs associated with the Focus car line launch, offset partially by cost reductions.

     In 1998, 16.1 million new cars and trucks were sold in Europe, up from 15 million units in 1997. Ford's share of those unit sales was 10.3% in 1998, down
1.1 percentage points from a year ago. In the fourth quarter of 1998, Ford's market share in Europe was 9.4%, down 1.7 percentage points. Ford's market share declined because of intense competitive conditions in Europe and limited availability of the new Focus car line during its launch.

     Ford's Automotive sector in South America lost $226 million in 1998, compared with a profit of $40 million in 1997. The decline was the result of lower volume and revenue resulting from weak economic conditions and charges Ford incurred for employee reductions, offset partially by lower costs. Ford reduced production in Brazil and Argentina in the fourth quarter because of anticipated weaker demand in those markets in 1999.

     In 1998, 1.6 million new cars and trucks were sold in Brazil, compared with
1.9 million in 1997. Ford's share of those unit sales was 13.1% in 1998, down
1.2 percentage points from a year ago. In the fourth quarter of 1998, Ford's market share in Brazil declined to 11.8%, down 5 percentage points. These declines in market share reflect new product entries from other manufacturers and an increasingly competitive market.

     Ford's Visteon operations, included in the Automotive sector, earned $712 million on revenues of $17,762 million in 1998, compared with $518 million on revenues of $17,220 million in 1997. This earnings improvement reflects primarily cost reductions and increased revenue. Visteon's after-tax return on sales in 1998 was 4.0%, up one percentage point compared with the prior year.

Financial Services Sector

     Earnings of Ford's Financial Services sector consist primarily of two segments, Ford Credit and Hertz. In 1998 Ford spun-off The Associates to Ford shareholders, resulting in a $15,955 million gain to Ford.

     See Item 7., "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for the discussion of Ford Credit's 1998 results of operations.

     Earnings at Hertz in 1998 were $277 million (of which $224 million was Ford's share). In 1997, Hertz had earnings of $202 million (of which $168 million was Ford's share). The increase in earnings reflects primarily higher revenues and improved profit margins in worldwide car rental operations.

Review of 1998 Financial Targets

     Ford set and communicated the financial targets listed below for 1998. Ford's results against these targets also are listed below.

                                 FULL-YEAR 1998 TARGET               1998 RESULT
                                 ---------------------               -----------
Automotive Sector
  - North America             5% return on sales            5.3% return on sales
  - Europe                    Profitable                    $193 million profit
  - South America             Breakeven                     $226 million loss
  - Total Costs               Down $1 billion from 1997     down $2.2 billion
                              (at constant volume and mix)
  - Capital Spending          Lower than 1997               $29 million lower
  - Visteon                   $1.5 billion in new business  $2.3 billion in new business
                              Improve return on sales       1 percentage point improvement
Financial Services Sector
  - Ford Credit               Grow earnings 10%+            Up 5%
  - Hertz                     Record earnings               Record
                                                            (Up $75 million from 1997)

     The Automotive sector in South America did not meet its target to break even as the result of lower volume and revenue resulting from weak economic conditions and charges Ford incurred for employee reductions. Ford Credit's shortfall to achieve the target to grow earnings by 10% reflected primarily the impact of lower-than-anticipated residual values.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

     At December 31, 1998, Ford's Automotive sector had $23.8 billion of cash and marketable securities, up $3.0 billion from December 31, 1997. This increase occurred even though Ford paid a total of $2.1 billion in regular cash dividends on Ford Common Stock, Class B Stock and Preferred Stock during 1998, and paid a special cash dividend of $3.2 billion related to The Associates spin-off.

     In 1998, Ford spent $8.1 billion for capital goods, such as machinery, equipment, tooling and facilities, used in Ford's Automotive sector. This is down $29 million from 1997. Capital expenditures were 6.8% of sales in 1998, up 2/10 of a percentage point from a year ago.

     At December 31, 1998, Ford's Automotive sector had total debt of $9.8 billion. This amount was 30% of Ford's total capitalization (that is, the sum of Ford stockholders' equity and Automotive debt) at the end of 1998, compared with 21% of total capitalization at year-end 1997.

Financial Services Sector

     The Associates spin-off primarily explains the declines discussed below.

     At December 31, 1998, Ford's Financial Services sector had cash and marketable securities totaling $2.1 billion, down $1.7 billion from December 31, 1997.

     Net receivables and lease investments were $132.6 billion at December 31, 1998, down $43 million from December 31, 1997.

     Total debt was $122.3 billion at December 31, 1998, down $37.8 billion from December 31, 1997.

     Outstanding commercial paper at December 31, 1998 totaled $46.2 billion at Ford Credit, and $2.3 billion at Hertz, with an average remaining maturity of 30 days and 52 days, respectively.

YEAR 2000 DATE CONVERSION

GENERAL

     An issue affecting Ford and others is the inability of many computer systems and applications to process the year 2000 and beyond ("Y2K"). To address this problem, in 1996, Ford initiated a global Y2K program to manage Ford's overall Y2K compliance effort. As part of this program, Ford established a global Central Program Office to coordinate its Y2K compliance efforts. Ford also has established a Y2K Steering Committee comprised of senior executives to address compliance issues. Ford's Y2K program has been certified by the Information Technology Association of America as meeting its Y2K best practices standards.

STATE OF READINESS

     Ford achieved all compliance objectives that it set for 1998, including interim 1998 objectives. Ford expects to complete most of the remaining remediation efforts by the end of June 1999, with the rest completed in the third quarter of 1999. Ford has identified the following ten distinct areas for Ford's Y2K compliance efforts:

     Business Computer Systems: These include computer systems and applications relating to operations such as financial reporting, human resources, manufacturing, marketing and sales (including vehicle ordering), product engineering and design, purchasing, and treasury. In 1997 Ford implemented a compliance plan focused on critical systems. By year-end 1998, all critical systems had been repaired, tested, independently verified and implemented into a production environment. In addition, Ford initiated an enterprise test plan for all key business processes in November 1998. As of February 28, 1999, 86% of all business computer systems were Y2K compliant.

     Plant Floor Equipment: Ford has implemented a process to assess equipment and machinery in Ford's 180 manufacturing and assembly plants and parts warehouse facilities. Ford has implemented strategies to repair, replace, or develop contingency plans for all non-compliant hardware and software. As of February 28, 1999, 92% of Ford's plant floor systems were Y2K compliant, and 85% of those systems that are critical were Y2K compliant.

     Suppliers: Ford has deployed, in conjunction with an industry trade association (the Automotive Industry Action Group), a process to pursue a common Y2K compliance approach with the automotive supply industry in North America. Similar actions are underway in Europe and the rest of the world. Y2K awareness and educational sessions have been made available to first, second, and third tier suppliers. Ford does business with approximately 5,000 vehicle production and critical non-production suppliers. Ford has asked each of these suppliers to respond to a Y2K compliance questionnaire, and a majority of them have done so. Based on these responses, the criticality of the product or service being supplied and other factors, during 1999 Ford will selectively audit Y2K compliance of Ford's suppliers.

     Vehicle Components: Although testing continues, Ford has determined that the Y2K problem does not affect the onboard computer systems in Ford's vehicles. The functionality of these systems is based generally on engine cycles or the time elapsed since the vehicle was started, not any particular date. Ford has surveyed suppliers of microprocessors and embedded system assemblies, and no problems have been identified to date. Recent internal global surveys to all Ford employees have substantiated these findings.

     Affiliates: Ford Credit, Hertz, and Ford's other consolidated subsidiaries, as well as Ford's non-consolidated joint ventures, have developed plans to address Y2K compliance similar to those of Ford. Ford has contacted and is monitoring over 200 affiliates to ensure plans are in place to achieve timely Y2K compliance.

     Product Development Test Equipment: This includes equipment and systems for testing vehicle emissions, safety and performance. Ford is working with suppliers to replace Ford's non-compliant systems with common global test systems where needed. As of February 28, 1999, 45% of Ford's product development test systems were Y2K compliant, and 63% of those systems that are critical were Y2K compliant.

     End-User Computing: Desktop computers are used throughout Ford. Ford's plans to make these computers Y2K compliant include the replacement or repair of all non-compliant computers and related software, distribution of an assessment tool for end-user developed applications and the training of over 700 end-user program coordinators worldwide. As of February 28, 1999, 57% of critical end-user programs were Y2K compliant.

     Technical Infrastructure: Ford established a dedicated testing facility to repair and test its critical systems infrastructures, such as wide area networks, local area networks, electronic data centers, and e-mail systems. As of February 28, 1999, 75% of Ford's hardware, software and global communications network were Y2K compliant.

     Dealers: Ford is handling the compliance of all Ford-developed dealer systems, such as vehicle and parts ordering systems. Dealer compliance efforts with respect to other systems are being monitored by Ford through various dealer service providers.

     Physical Properties and Infrastructures: Ford has assessed the impact of Y2K on all building systems globally in two phases. Phase I included energy management, fire, and security systems in Ford's production facilities. Ford is correcting problems where required. Phase II of the program has expanded to include leased office facilities. These facilities have minimal Y2K issues. As of February 28, 1999, 82% of Ford's plant, engineering support and owned office building systems were Y2K compliant. Ford is also confirming the Y2K preparedness of its energy and other utility suppliers.

     On the next page is a timetable showing Ford's internal target dates for compliance and the status of compliance (at February 28, 1999) for each of the areas mentioned above. Ford established these target dates before December 31, 1999 to allow sufficient time to perform enterprise-wide testing and further validation of Ford's Y2K compliance.

                            YEAR 2000 PROGRAM TIMING
                         STATUS AS OF FEBRUARY 28, 1999

                                  [FLOW CHART]

                       1996      1997      1998       1999      2000

Business Computer Systems      Plan: 100% compliant by 6/99
                               Status: 86%(a)

Plant Floor Equipment          Plan: 100% compliant by 6/99

                               Status: 92%(b)

Production and Critical        Plan: 100% ready(c) by 6/99
Non-Production Suppliers
                               Status: 88%

Vehicle Components             Plan: 100% compliant by 6/99

                               Status: 100%

Affiliates                     Plan: 100% ready(c) by 6/99

                               Status: 88%

PD Test Equipment              Plan: 100% compliant by 6/99
                               Status: 45%(d)

Critical End-User Computing    Plan: 100% compliant by 6/99

                               Status: 57%

Technical Infrastructure       Plan: 100% compliant by 6/99

                               Status: 75%

Dealers                        Plan: 100% ready(c) by 9/99

                               Status: 78%

Physical Properties and        Plan: 100% compliant by 6/99
Infrastructure
                               Status: 82%


-------------------------
(a) 100% of critical business computer systems were compliant at year-end 1998.
(b) 85% of critical plant floor equipment was compliant at February 28, 1999.
(c) "Ready" means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.
(d) 63% of critical PD test equipment was compliant at February 28, 1998.

Y2K COSTS

     Ford estimates that it will spend about $375 million for Y2K compliance efforts. Ford will incur this amount over about a three-year period that commenced mid-1997 and will end mid-2000. Y2K compliance costs incurred through December 31, 1998 were about $155 million. Ford's annual Y2K costs relating to information technology have represented and are expected through year-end 2000 to represent about 10% of Ford's total annual information technology budget.

Y2K RISKS

     The most reasonably likely worst case scenario for Ford with respect to the Y2K problem is the failure of a supplier, including an energy supplier, to be Y2K compliant such that its supply of needed products or services to a Ford or supplier manufacturing facility is interrupted temporarily. This could result in Ford not being able to produce one or more vehicle lines for a period of time, which in turn could result in lost sales and profits. Ford is monitoring the preparedness of utility suppliers to ensure plans are in place for uninterrupted service.

Y2K CONTINGENCY PLANS

     Ford has established a Y2K business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. The committee will develop detailed contingency plans for critical business processes by the end of March 1999 and will validate those plans by the end of June 1999.

EURO CONVERSION

     A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

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

     Introduction of the euro may reduce the amount of Ford's exposure to changes in foreign exchange rates, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. As a result, Ford's foreign exchange hedging costs could be reduced. Conversely, because there will be less diversity in Ford's exposure to foreign currencies, movements in the euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative, on Ford.

     Ford has budgeted up to $50 million (including contingencies) for the period from 1997 through 2003 to cover the worldwide costs of preparing for and making operational changes to accommodate introduction of the euro. Certain of Ford's business functions have introduced euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments, pricing and invoicing. Other business functions will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs.

DISSOLUTION OF AUTOEUROPA JOINT VENTURE

     Effective January 1, 1999, Ford's joint venture with Volkswagen AG in Portugal (AutoEuropa) was dissolved. This action will improve Ford's first quarter 1999 after-tax results by approximately $165 million. Prior to the dissolution, Ford held a 50% interest in AutoEuropa and accounted for it on an equity basis.

VOLVO

     On March 1, 1999, Ford entered into a definitive agreement with AB Volvo for the purchase of Volvo's worldwide passenger car business for a price of $6.45 billion. On March 8, 1999, AB Volvo's shareholders approved the transaction. The transaction will close following receipt of regulatory approvals.

ROUGE COMPLEX

     On February 1, 1999, an explosion occurred at the powerhouse of the Rouge Complex in Dearborn, Michigan, completely halting production at the powerhouse. Thirty-one people were injured or died as a result of this accident. The powerhouse supplied energy and steam to the entire Rouge Complex. Ford owns part of the powerhouse and has manufacturing plants and an assembly plant located within the Complex. Those plants supply products to various Ford manufacturing and assembly plants worldwide. Through alternative sources of power Ford has resumed normal production at all of Ford's manufacturing and assembly plants in the Rouge Complex. A significant supplier of steel to Ford also is located in the Rouge Complex. Ford does not know when that supplier will be able to fully resume its production. In the interim, Ford has implemented contingency plans for temporary alternative sources of steel. Ford has insurance, including business interruption coverage, which should limit the financial impact from the accident.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board in June 1997. Ford adopted SFAS 131 effective with the 1998 financial statements.

     Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued by the Financial Accounting Standards Board in February 1998. Ford adopted SFAS 132 effective with the 1998 financial statements.

     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use, and requires capitalization of certain internal-use computer software costs. Ford will adopt this SOP for costs incurred beginning January 1, 1999. Adoption of this standard is expected to improve full-year 1999 after-tax results by an estimated $220 million.

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford anticipates having each of these types of hedges, and will comply with the requirements of SFAS 133 when it is adopted. Ford expects to adopt SFAS 133 beginning January 1, 2000. Ford has not yet determined the effect of adopting SFAS 133.

OUTLOOK

Industry Sales Volumes

     Ford's outlook for car and truck industry sales in 1999 in its major markets is as follows:

United States  --   between 15.5 to 16 million units, compared with the 16
                    million units sold in 1998
Europe         --   lower than the 16.1 million units sold in 1998
Brazil         --   substantially lower than the 1.6 million units sold in 1998

1999 Financial Targets

     Ford's management has set and communicated certain financial targets for 1999. While Ford hopes to achieve these goals, they should not be interpreted as projections, expectations or forecasts of 1999 results. The financial targets for 1999 are as follows:

                                         FULL-YEAR 1999 TARGET
                                         ---------------------
Automotive Sector
  - North America          After-tax return on sales greater than 5%
  - Europe                 Grow earnings
  - South America          Improve operating results*
  - Total Costs            Down $1 billion from 1998 (at constant volume and
                           mix)
  - Capital Spending       $8.5 billion (includes capitalized software)
  - Visteon                Grow earnings; obtain $2 billion of new business
Financial Services Sector
  - Ford Credit            Grow earnings by 10%
  - Hertz                  Record earnings (eighth consecutive year of
                           increased earnings)
Total Company
  - Total shareholder
    returns                Top quartile of the S&P 500 over time

-------------------------
* Because the Brazilian market has deteriorated more than expected in the first quarter of 1999, Ford's current forecast is for worse operating results.

RISK FACTORS

     Statements included in this Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation: greater price competition in the U.S. and Europe resulting from currency fluctuations or industry overcapacity; a significant decline in U.S. or European industry sales resulting from slowing economic growth; currency fluctuations; further economic difficulties in South America, including those resulting from Brazilian government austerity programs; a market shift from truck sales in the U.S.; lower-than-anticipated residual values for leased vehicles; problems relating to the Y2K issue; increased safety or emissions regulation resulting in higher costs and/or sales restrictions; work stoppages at key Ford or supplier facilities; and the discovery of defects in vehicles resulting in recall campaigns, increased warranty costs or litigation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Ford is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices.

     - Ford's Automotive sector frequently has expenditures denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts; debt and other payables;

       subsidiary dividends; and investments in subsidiaries. These expenditures create exposures to changes in exchange rates.

     - Ford also is exposed to changes in prices of commodities used in its Automotive sector.

     - To ensure funding over business and economic cycles and to minimize overall borrowing costs, Ford's Financial Services sector issues debt and other payables with various maturity and interest rate structures. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in maturities of liabilities versus the maturities of assets.

     Ford monitors and manages these financial exposures as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on Ford's results. The effect of changes in exchange rates, interest rates and commodity prices on Ford's earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins.

     Ford's interest rate risk and foreign currency exchange rate risk are quantified below. Ford's risks related to commodity derivative positions are not material.

     Interest Rate Risk -- Ford uses interest rate swaps (including those with a currency swap component) primarily at Ford Credit to mitigate the effects of interest rate fluctuations on earnings by changing the characteristics of debt to match the characteristics of assets. All interest rate swap agreements are designated to hedge either a specific debt issue or pool of debt. Ford uses a model to assess the sensitivity of its earnings to changes in market interest rates. The model recalculates earnings by adjusting rates associated with variable rate instruments on the repricing date and by adjusting rates on fixed rate instruments scheduled to mature in the subsequent twelve months, effective on their scheduled maturity date. Interest income and interest expense are then recalculated based on the revised rates. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments and leased assets, Ford's after-tax earnings would change by $23 million over a 12-month period.

     Foreign Currency Risk -- Ford uses derivative financial instruments to hedge assets, liabilities and firm commitments denominated in foreign currencies. Ford uses a value-at-risk (VAR) analysis to evaluate its exposure to changes in foreign currency exchange rates. The primary assumptions used in the VAR analysis are as follows:

     - A historical time series analysis (variance/covariance) is used to calculate changes in the value of currency derivative instruments (forwards and options) and all significant underlying exposures. The VAR includes an 18-month exposure horizon and a one-month holding period.

     - The VAR analysis calculates the potential risk, within a 99% confidence level, on firm commitment exposures (cash flows), including the effects of foreign currency derivatives. (Translation exposures are not included in the VAR analysis). The model generally assumes currency prices are normally distributed and draws volatility data from the currency markets.

     - Estimates of correlations of market factors primarily are drawn from the JP Morgan RiskMetrics(TM) datasets.

     Based on Ford's overall currency exposure (including derivative positions) during 1998, the risk during 1998 to its pre-tax cash flow from currency movements was on average less than $300 million, with a high of $350 million and a low of $200 million. At December 31, 1998, currency movements are projected to affect Ford's pre-tax cash flow over the next 18 months by less than $325 million, within a 99% confidence level. Compared with Ford's projection at December 31, 1997, the 1998 VAR amount is approximately $75 million higher, primarily because of increased currency exchange rate volatility and increased exposure.

ITEM 2. FORD CREDIT PROPERTIES

     Substantially all of Ford Credit's branch operations presently are being conducted from leased properties. At December 31, 1998, Ford Credit's aggregate obligation under leases of real property was $141.5 million.

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

     For a discussion of pending cases against Ford and Ford Credit regarding Ford Credit's leasing practices and an investigation relating to Equal Credit Opportunity Act and Regulation B Compliance, see "Business of Ford -- Legal Proceedings" under the headings "Lease Agreement Disclosure," "Lease Residual" and "FTC Investigation."

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All shares of the registrant's Common Stock at December 31, 1998 were owned by Ford FSG, Inc., a wholly owned subsidiary of Ford, and, accordingly, there was no market for such stock. During 1998, Ford Credit declared and paid cash dividends of $500.2 million. Dividends also were paid in 1997, 1996, 1995 and 1994. Ford Credit may pay additional dividends from time to time depending on Ford Credit's receivables levels, capital requirements, and profitability.

ITEM 6. SELECTED FINANCIAL DATA

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                               1998       1997       1996       1995       1994
                                                               ----       ----       ----       ----       ----
SELECTED INCOME STATEMENT (IN MILLIONS)
Financing revenue
  Operating leases..........................................  $ 9,661    $ 8,895    $ 8,224    $ 7,301    $ 5,596
  Retail....................................................    6,210      5,227      5,001      4,523      4,042
  Wholesale.................................................    1,620      1,588      1,646      1,875      1,329
  Other.....................................................      399        392        477        507        411
                                                              -------    -------    -------    -------    -------
Total finance revenue.......................................   17,890     16,102     15,348     14.206     11,378
Depreciation on operating leases............................    7,327      6,188      5,538      5,235      4,083
Interest expense............................................    6,910      6,268      6,260      5,998      4,209
                                                              -------    -------    -------    -------    -------
Net financing margin........................................    3,653      3,646      3,550      2,973      3,086
Insurance premiums earned...................................      293        298        226         --         --
Investment and other income.................................    1,119        945      1,132      1,046        702
                                                              -------    -------    -------    -------    -------
Total financing margin and revenue..........................    5,065      4,889      4,908      4,019      3,788
                                                              -------    -------    -------    -------    -------
Operating expenses..........................................    1,777      1,478      1,468      1,211      1,159
Provision for credit losses.................................    1,180      1,338        993        480        294
Other insurance expenses....................................      296        267        207         --         --
                                                              -------    -------    -------    -------    -------
Total expenses..............................................    3,253      3,083      2,668      1,691      1,453
                                                              -------    -------    -------    -------    -------
Income before income taxes..................................    1,812      1,806      2,240      2,328      2,335
Provision for income taxes..................................      680        727        731        683        789
Minority interests in net income of subsidiaries............       48         48         68         66         59
                                                              -------    -------    -------    -------    -------
    Net income..............................................  $ 1,084    $ 1,031    $ 1,441    $ 1,579    $ 1,487
                                                              =======    =======    =======    =======    =======
Net income from financing operations........................  $ 1,082    $ 1,030    $ 1,386    $ 1,324    $ 1,254
Net income from affiliated companies........................        2          1         55        255        233
Cash dividends..............................................      500        596        949        816        389
Return on equity............................................     10.6%      10.8%      16.1%      19.3%      20.6%
Earnings-to-fixed charges ratio.............................      1.3        1.3        1.3        1.3        1.5
SELECTED BALANCE SHEET (IN BILLIONS)
Finance Receivables
  Retail....................................................  $  67.7    $  55.6    $  53.1    $  47.7    $  43.5
  Wholesale.................................................     22.7       21.6       22.7       22.1       19.8
  Other.....................................................      6.8        5.3        5.9        7.4        6.7
                                                              -------    -------    -------    -------    -------
Total finance receivables, net of unearned income...........     97.2       82.5       81.7       77.2       70.0
  Deduct: Allowance for credit losses.......................     (1.3)      (1.2)      (0.9)      (0.8)      (0.8)
                                                              -------    -------    -------    -------    -------
Finance receivables, net....................................  $  95.9    $  81.3    $  80.8    $  76.4    $  69.2
                                                              =======    =======    =======    =======    =======
Operating leases, net.......................................  $  34.6    $  34.8    $  30.7    $  25.7    $  20.8
                                                              =======    =======    =======    =======    =======
Assets
  Financing operations......................................  $ 137.2    $ 122.0    $ 121.7    $ 109.5    $  95.4
  Equity in net assets of affiliated companies..............       --         --         --        1.7        1.3
                                                              -------    -------    -------    -------    -------
Total assets................................................  $ 137.2    $ 122.0    $ 121.7    $ 111.2    $  96.7
                                                              =======    =======    =======    =======    =======
CAPITALIZATION (IN BILLIONS)
Debt payable within one year................................  $  63.3    $  55.8    $  52.2    $  49.6    $  45.4
Debt payable after one year
  Senior....................................................     51.6       44.8       45.5       42.3       35.6
  Subordinated and other....................................      0.1        0.1        0.3        0.3         --
                                                              -------    -------    -------    -------    -------
Total debt payable after one year...........................     51.7       44.9       45.8       42.6       35.6
                                                              -------    -------    -------    -------    -------
Total debt..................................................    115.0      100.7       98.0       92.2       81.0
Stockholder's equity........................................     10.6        9.6        9.2        8.7        7.7
                                                              -------    -------    -------    -------    -------
Total capital...............................................  $ 125.6    $ 110.3    $ 107.2    $ 100.9    $  88.7
                                                              =======    =======    =======    =======    =======
Debt-to-equity ratio (to 1).................................     10.8       10.5       10.6       10.6       10.5
Debt payable within one year as percent of total capital....     50.4%      50.6%      48.7%      49.2%      51.1%

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

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

     Ford Credit's consolidated net income in 1998 was $1,084 million, up $53 million or 5% from 1997. Compared with 1997, the increase in full-year earnings primarily reflects improved credit loss performance, higher gains on receivable sales, a lower effective tax rate and higher financing volumes, offset partially by lower net financing margins and higher operating costs.

     Credit losses as a percent of average net finance receivables including net investment in operating leases decreased to 0.86% in 1998 compared with 0.89% in 1997 reflecting an improvement in portfolio quality.

     The effective income tax rate was 37.6% for the year ended December 31, 1998 compared with 40.3% for the year ended December 31, 1997. The decrease in the effective tax rate resulted from reduced tax on foreign income.

     The deterioration in net financing margins reflects higher depreciation on operating leases. Higher depreciation resulted from higher residual losses on off-lease vehicles and higher residual reserves.

     Total net finance receivables and net investment in operating leases at December 31, 1998 were $130.5 billion, up $14.4 billion or 12% from a year earlier. The increase primarily reflects Ford-sponsored special financing programs that are available exclusively through Ford Credit.

     During 1998, Ford Credit financed 42% of all new cars and trucks sold by Ford dealers in the U.S. compared with 38% in 1997. In Europe during 1998, Ford Credit financed 33% of all new vehicles sold by Ford dealers compared with 29% in 1997. In 1998, Ford Credit provided retail financing for 2.8 and 0.8 million new and used vehicles in the United States and Europe respectively. In 1998, Ford Credit provided wholesale financing for 83% of Ford factory sales in the U.S. and 95% of Ford factory sales in Europe compared with 80% for the U.S. and 95% for Europe in 1997.

     In the fourth quarter of 1998, Ford Credit's consolidated net income was $234 million, up $16 million or 7% from 1997 earnings of $218 million. The increase primarily reflects improved credit loss performance, lower effective tax rates, and higher financing volumes, offset partially by lower net financing margins and higher operating costs.

1997 RESULTS OF OPERATIONS

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

     For the Fourth Quarter of 1997, Ford Credit's consolidated net income was $218 million, down $167 million from 1996. The deterioration primarily reflects lower net margins and higher taxes, partially offset by lower operating costs. Credit losses and loss reserve requirements did not materially increase in the fourth quarter of 1997 compared to the same period in 1996.

NEW ACCOUNTING STANDARDS

     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use, and requires capitalization of certain internal-use computer software costs. Ford Credit adopted this SOP for costs incurred beginning January 1, 1999. Adoption of this standard is expected to improve full-year 1999 after-tax results by an estimated $25 million.

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford Credit anticipates having types (a) and (b) of these hedges, and will comply with the requirements of SFAS 133 when adopted beginning January 1, 2000. Ford Credit has not yet determined the effect of adopting SFAS 133.

YEAR 2000 DATE CONVERSION

GENERAL

     An issue affecting Ford Credit and others is the inability of many computer systems and applications to process the year 2000 and beyond ("Y2K"). To address this problem, in 1996, Ford Credit initiated a global Y2K program to manage Ford Credit's overall Y2K compliance effort. As part of this program, Ford Credit established a global Y2K Program Office to coordinate Ford Credit's Y2K compliance efforts. Ford Credit participates closely with Ford Motor Company's Y2K Central Program Office and the Ford Y2K Steering Committee. Ford's Y2K program has been certified by the Information Technology Association of America as meeting its Y2K best practices standards.

STATE OF READINESS

     Ford Credit achieved all compliance objectives that it established for 1998. Ford Credit expects to complete most of the remaining remediation efforts by the end of June 1999. Ford Credit has identified the following six distinct areas for its Y2K compliance efforts. A timetable showing the target dates for compliance and the present status for each area follows.

     Business Computer Systems: These include computer systems and applications relating to operations such as retail and lease financing, commercial lending, customer account processing, collections, insurance operations, treasury, and financial reporting. In 1997 Ford Credit implemented a compliance plan focused on critical systems. By year-end 1998, all critical systems had been repaired, tested, independently verified and implemented into a production environment. In addition, Ford Credit is participating in Ford's enterprise test plan for all key business processes. As of February 28, 1999, 91% of all business computer systems were Y2K compliant.

     External Alliances (Banks, Credit Bureaus, Underwriters, etc.): Ford Credit has deployed, in conjunction with an industry trade association (the Automotive Industry Action Group), a process to pursue a common Y2K compliance approach with the financial institutions in North America. Similar actions are underway in Europe and the rest of the world. Ford Credit does business with approximately 700 critical external alliances. Each of these has been asked to respond to a Y2K compliance questionnaire, and a majority have responded. Integration testing is being conducted with each highly critical financial institution.

     Affiliates: All managed affiliates have developed plans to address Y2K compliance similar to those of Ford Credit. These affiliates are being monitored to ensure timely Y2K compliance.

     End-User Computing: Ford Credit's plan to ensure Y2K compliance of desktop computers throughout the company includes the replacement or repair of all non-compliant computers and related software and the distribution of an assessment tool for end user developed applications. Through February 1999, 69% of critical end user desktop programs were completed and 88% of the PCs and workstations were compliant.

     Technical Infrastructure: All Ford Credit's infrastructure hardware and software has been inventoried and assessed and through February 1999, 70% completed. Ford's dedicated test facility will be used to test selected critical systems infrastructure.

     Physical Properties and Infrastructures: Ford Credit, in conjunction with Ford, is assessing the Y2K compliance of all its significant building systems, including energy and security systems. The landlords of leased office facilities have been requested to assess the compliance of those facilities. These facilities have minimal Y2K issues. As of February 28, 1999, approximately 50% of these landlords were conducting their assessments. Actions are being taken to determine energy and other utility supplier preparedness.

     Set forth below is a timetable showing Ford Credit's internal target dates for compliance and the present status of compliance (at February 28, 1999) for each of the areas mentioned above. Ford Credit has established these target dates well before December 31, 1999 to allow sufficient time to perform enterprise-wide testing and further validation of Ford Credit's Y2K compliance.

                            YEAR 2000 PROGRAM TIMING
                         STATUS AS OF FEBRUARY 28, 1999

                                  [FLOW CHART]

                             1996    1997      1998     1999     2000

Business Computer Systems                        Plan: 100% compliant by 6/99

                                                 Status: 91%(a)

Critical External Alliances (Banks,              Plan: 100% ready(b) by 6/99
Credit Bureaus, Underwriters, etc.)
                                                 Status: 97%


Affiliates                                       Plan: 100% ready(b) by 6/99

                                                 Status: 100%

Critical End User Computing                      Plan: 100% compliant by 6/99

                                                 Status: 69%

Technical Infrastructure                         Plan: 100% compliant by 6/99

                                                 Status: 70%

Physical Properties and                          Plan: 100% compliant by 6/99
Infrastructure
                                                 Status: 50%


-------------------------
(a) 100% of critical business computer systems were compliant at year-end 1998.
(b) "Ready" means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.

Y2K COSTS

     Ford Credit is sharing many of the Ford Motor Company Y2K compliance tools. Ford Credit estimates that its incremental costs will be about $25 million for Y2K compliance efforts. This amount will be incurred over about a three-year period that commenced mid-1997 and will end mid-2000. Y2K compliance costs incurred through December 31, 1998 are estimated at $15 million. Ford Credit's annual Y2K costs relating to information technology have represented and are expected in the future to represent less than 10% of Ford Credit's total annual information technology budget.

Y2K RISKS

     The most reasonably likely worst case scenario for Ford Credit with respect to the Y2K problem is the failure of an external alliance, particularly another financial institution or energy supplier to that financial institution, to be Y2K compliant. This could result in Ford Credit not being able to conduct financial transfers such as payment of debt, selling commercial paper, or collecting receivables, which in turn could result in lost revenue. The preparedness of Ford Credit's utility suppliers is being monitored closely to ensure plans are in place for uninterrupted service.

Y2K CONTINGENCY PLANS

     Ford Credit has established a Y2K business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes will be developed by the end of March 1999 and validated by June 1999. In addition, Ford Credit is participating with the Ford business resumption steering committee.

EURO CONVERSION

     A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' previously existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may pay for items using either the euro or a participating country's legacy currency.

     Ford Credit, including Ford Credit Europe, is making necessary changes to accounting, operational, and payment systems to accommodate introduction of the euro. Certain of Ford Credit's business functions introduced euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments and denominating certain types of new loans in euro. Other business functions of Ford Credit will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs.

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

Interest Rate Risk

     Interest rate swaps (including those with a currency swap component) are used by Ford Credit to mitigate the effects of interest rate fluctuations on earnings by changing the characteristics of its debt to match the characteristics of its assets. Ford Credit uses a model to assess the sensitivity of its earnings to changes in market interest rates. The model recalculates earnings by adjusting the rates associated with variable rate instruments on the repricing date and adjusting the rates on fixed rate instruments scheduled to mature in the subsequent twelve months, effective on their scheduled maturity date. Interest income and interest expense are then recalculated based on the revised rates. Assuming an instantaneous decrease of one percentage point in interest rates applied to all financial instruments and leased assets, Ford Credit's after-tax earnings would decline by $10 million over the ensuing twelve month period.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

Report of Independent Accountants

Ford Motor Credit Company and Subsidiaries

     Consolidated Statement of Income for the Years Ended December 31, 1998, 1997 and 1996.

     Consolidated Balance Sheet, December 31, 1998 and 1997.

     Consolidated Statement of Stockholder's Equity, 1998, 1997 and 1996.

     Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

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

(a) 2. Financial Statement Schedules

     Schedules have been omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

 DESIGNATION                        DESCRIPTION                                 METHOD OF FILING
 -----------                        -----------                                 ----------------
Exhibit 3-A           Restated Certificate of Incorporation           Filed as Exhibit 3-A to Ford Motor
                      of Ford Motor Credit Company.                   Credit Company Report on Form 10-K
                                                                      for the year ended December 31, 1987
                                                                      and incorporated herein by reference.
                                                                      File No. 1-6368.
Exhibit 3-B           By-Laws of Ford Motor Credit Company as         Filed as Exhibit 3-B to Ford Motor
                      amended through March 2, 1988.                  Credit Company Report on Form 10-K
                                                                      for the year ended December 31, 1987
                                                                      and incorporated herein by reference.
                                                                      File No. 1-6368.
Exhibit 4-A           Form of Indenture dated as of February          Filed as Exhibit 4-A to Ford Motor
                      1, 1985 between Ford Motor Credit               Credit Company Registration Statement
                      Company and Manufacturers Hanover Trust         No. 2-95568 and incorporated herein
                      Company relating to Debt Securities.            by reference.
Exhibit 4-A-1         Form of First Supplemental Indenture            Filed as Exhibit 4-B to Ford Motor
                      dated as of April 1, 1986 between Ford          Credit Company Current Report on Form
                      Motor Credit Company and Manufacturers          8-K dated April 29, 1986 and
                      Hanover Trust Company supplementing the         incorporated herein by reference.
                      Indenture designated as Exhibit 4-A.            File No. 1-6368.
Exhibit 4-A-2         Form of Second Supplemental Indenture           Filed as Exhibit 4-B to Ford Motor
                      dated as of September 1, 1986 between           Credit Company Current Report on Form
                      Ford Motor Credit Company and                   8-K dated August 28, 1986 and
                      Manufacturers Hanover Trust Company             incorporated herein by reference.
                      supplementing the Indenture designated          File No. 1-6368.
                      as Exhibit 4-A.
Exhibit 4-A-3         Form of Third Supplemental Indenture            Filed as Exhibit 4-E to Ford Motor
                      dated as of March 15, 1987 between Ford         Credit Company Registration Statement
                      Motor Credit Company and Manufacturers          No. 33-12928 and incorporated herein
                      Hanover Trust Company supplementing the         by reference.
                      Indenture designated as Exhibit 4-A.
Exhibit 4-A-4         Form of Fourth Supplemental Indenture           Filed as Exhibit 4-F to
                      dated as of April 15, 1988 between Ford         Post-Effective Amendment No. 1 to
                      Motor Credit Company and Manufacturers          Ford Motor Credit Company
                      Hanover Trust Company supplementing the         Registration No. 33-20081 and
                      Indenture designated as Exhibit 4-A.            incorporated herein by reference.
Exhibit 4-A-5         Form of Fifth Supplemental Indenture            Filed as Exhibit 4-G to Ford Motor
                      dated as of September 1, 1990 between           Credit Company Registration Statement
                      Ford Motor Credit Company and                   No. 33-36946 and incorporated hereby
                      Manufacturers Hanover Trust Company             by reference.
                      supplementing the Indenture designated
                      as Exhibit 4-A.

 DESIGNATION                        DESCRIPTION                                 METHOD OF FILING
 -----------                        -----------                                 ----------------
Exhibit 4-A-6         Form of Sixth Supplemental Indenture            Filed as Exhibit 4.1 to Ford Motor
                      dates as of June 1, 1998 between Ford           Credit Company Current Report on Form
                      Motor Credit Company and The Chase              8-K dated June 15, 1998 and
                      Manhattan Bank supplementing the                incorporated herein by reference.
                      Indenture designated as Exhibit 4-A.            File No. 1-6368.

Exhibit 4-B           Indenture dated as of November 1, 1987          Filed as Exhibit 4-A to Ford Motor
                      between Ford Motor Credit Company and           Credit Company Current Report on Form
                      Continental Bank, National Association          8-K dated December 10, 1990 and
                      relating to Debt Securities.                    incorporated herein by reference.
                                                                      File No. 1-6368.

Exhibit 4-C           Indenture dated as of August 1, 1994            Filed as Exhibit 4-A to Ford Motor
                      between Ford Motor Credit Company and           Credit Company Registration Statement
                      First Union National Bank relating to           No. 33-55237.
                      Debt Securities.

Exhibit 10-J          Copy of Amended and Restated Profit             Filed as Exhibit 99 to Ford Motor
                      Maintenance Agreement dated as of               Credit Company Report on Form 8-K
                      January 1, 1999 between Ford Motor              dated January 11, 1999 and
                      Credit Company and Ford Motor Company.          incorporated herein by reference.
                                                                      File No. 1-6368.
Exhibit 10-X          Copy of Agreement dated as of February          Filed as Exhibit 10-X to Ford Motor
                      1, 1980 between Ford Motor Company and          Credit Company Report on Form 10-K
                      Ford Motor Credit Company.                      for the year ended December 31, 1980
                                                                      and incorporated herein by reference.
                                                                      File No. 1-6368.

Exhibit 12-A          Computation of Ratio of Earnings to             Filed with this Report.
                      Fixed Charges of Ford Credit.

Exhibit 12-B          Computation of Ratio of Earnings to             Filed with this Report.
                      Combined Fixed Charges and Preferred
                      Stock Dividends of Ford.

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

(b) Reports on Form 8-K

     Ford Credit filed the following Report on Form 8-K during the quarter ended December 31, 1998, which did not contain financial statements:

                    DATE OF REPORT                                 ITEM
                    --------------                                 ----
                                                           Item 5 -- Other
October 23, 1998.......................................    Events

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ford Motor Credit Company

                                          By         PHILIPPE PAILLART*

                                            ------------------------------------
                                            (Philippe Paillart, Chairman of the
                                                     Board of Directors)

                                          Date: March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             PHILIPPE PAILLART*                Chairman of the Board of Directors and  March 25, 1999
---------------------------------------------  Director (principal executive officer)
             (Philippe Paillart)

             ELIZABETH S. ACTON*               Vice President -- Finance and Chief     March 25, 1999
---------------------------------------------  Financial Officer (principal financial
            (Elizabeth S. Acton)               officer and principal accounting
                                               officer)

             KENNETH J. COATES*                Director                                March 25, 1999
---------------------------------------------
             (Kenneth J. Coates)

             TERRY D. CHENAULT*                Director                                March 25, 1999
---------------------------------------------
             (Terry D. Chenault)

               JOHN M. DEVINE*                 Director                                March 25, 1999
---------------------------------------------
              (John M. Devine)

             DAVID C. FLANIGAN*                Director                                March 25, 1999
---------------------------------------------
             (David C. Flanigan)

            MALCOLM S. MACDONALD*              Director                                March 25, 1999
---------------------------------------------
           (Malcolm S. Macdonald)

              GREGORY C. SMITH*                Director                                March 25, 1999
---------------------------------------------
             (Gregory C. Smith)

*By        STACY P. THOMAS

     ---------------------------
          (Stacy P. Thomas,
          Attorney-in-Fact)

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholder's equity, and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
January 20, 1999

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN MILLIONS)

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                                -----------------------------------
                                                                  1998         1997         1996
                                                                  ----         ----         ----
Financing revenue
  Operating leases..........................................    $ 9,661.4    $ 8,895.2    $ 8,223.6
  Retail....................................................      6,209.6      5,226.9      5,000.7
  Wholesale.................................................      1,620.4      1,588.4      1,645.8
  Other.....................................................        398.9        391.4        477.5
                                                                ---------    ---------    ---------
     Total financing revenue................................     17,890.3     16,101.9     15,347.6
Depreciation on operating leases............................     (7,327.4)    (6,188.2)    (5,537.6)
Interest expense............................................     (6,910.4)    (6,268.2)    (6,259.7)
                                                                ---------    ---------    ---------
     Net financing margin...................................      3,652.5      3,645.5      3,550.3
Other revenue
  Insurance premiums earned.................................        292.9        298.3        225.7
  Investment and other income...............................      1,119.3        944.9      1,132.2
                                                                ---------    ---------    ---------
     Total financing margin and revenue.....................      5,064.7      4,888.7      4,908.2
Expenses
  Operating expenses........................................      1,777.0      1,477.4      1,467.4
  Provision for credit losses...............................      1,179.5      1,338.2        993.3
  Other insurance expenses..................................        296.0        267.1        207.3
                                                                ---------    ---------    ---------
     Total expenses.........................................      3,252.5      3,082.7      2,668.0
                                                                ---------    ---------    ---------
     Income before income taxes.............................      1,812.2      1,806.0      2,240.2
Provision for income taxes..................................        680.2        726.8        731.6
                                                                ---------    ---------    ---------
     Income before minority interests.......................      1,132.0      1,079.2      1,508.6
Minority interests in net income of subsidiaries............         47.8         48.4         68.0
                                                                ---------    ---------    ---------
     Net income.............................................    $ 1,084.2    $ 1,030.8    $ 1,440.6
                                                                =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                      DECEMBER 31
                                                                ------------------------
                                                                   1998          1997
                                                                   ----          ----
ASSETS
  Cash and cash equivalents.................................    $    780.8    $    689.5
  Investments in securities.................................         725.8         887.9
  Finance receivables, net..................................      95,941.6      81,312.6
  Net investment, operating leases..........................      34,566.5      34,746.0
  Retained interest in securitized assets...................       1,256.3         998.6
  Accounts receivable from affiliated companies.............       1,099.8         734.2
  Other assets..............................................       2,877.0       2,604.5
                                                                ----------    ----------
     Total assets...........................................    $137,247.8    $121,973.3
                                                                ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
  Accounts payable
     Trade, customer deposits, and dealer reserves..........    $  3,009.6    $  2,835.0
     Affiliated companies...................................       1,108.1       2,815.7
                                                                ----------    ----------
     Total accounts payable.................................       4,117.7       5,650.7
  Debt......................................................     114,967.3     100,725.0
  Deferred income taxes.....................................       3,157.7       2,732.2
  Other liabilities and deferred income.....................       4,014.4       2,803.2
                                                                ----------    ----------
     Total liabilities......................................     126,257.1     111,911.1
Minority interests in net assets of subsidiaries............         346.0         477.7
Stockholder's Equity
  Capital stock, par value $100 a share, 250,000 shares
     authorized, issued and outstanding.....................          25.0          25.0
  Paid-in surplus (contributions by stockholder)............       4,343.4       3,891.6
  Note receivable from affiliated company...................      (1,517.0)     (1,517.0)
  Accumulated other comprehensive income/(loss).............        (118.1)       (142.5)
  Retained earnings.........................................       7,911.4       7,327.4
                                                                ----------    ----------
     Total stockholder's equity.............................      10,644.7       9,584.5
                                                                ----------    ----------
     Total liabilities and stockholder's equity.............    $137,247.8    $121,973.3
                                                                ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN MILLIONS)

                                                                                      ACCUMULATED OTHER
                                                                                        COMPREHENSIVE
                                                                                        INCOME/(LOSS)
                                                                                 ----------------------------
                                                          NOTE                                   UNREALIZED
                                                       RECEIVABLE                                GAIN/(LOSS)
                                             PAID         FROM                     FOREIGN           ON
                                CAPITAL       IN       AFFILIATED    RETAINED     CURRENCY       INVESTMENTS
                                 STOCK     SURPLUS      COMPANY      EARNINGS    TRANSLATION    IN SECURITIES      TOTAL
                                -------    -------     ----------    --------    -----------    -------------      -----
BALANCE AT JANUARY 1, 1996....   $25.0     $1,904.5    $      --     $6,724.5      $ (14.2)        $ 30.9        $ 8,670.7
Comprehensive income
  Net income..................      --           --           --      1,440.6           --             --          1,440.6
  Foreign currency
    translation...............      --           --           --           --         13.3             --             13.3
  Unrealized gain
    (net of tax of $13.3).....      --           --           --           --           --           26.0             26.0
                                 -----     --------    ---------     --------      -------         ------        ---------
    Total comprehensive
      income, net of tax......      --           --           --      1,440.6         13.3           26.0          1,479.9
Paid-in surplus...............      --      1,843.1           --           --           --             --          1,843.1
Note receivable
  Addition....................      --           --     (2,949.0)          --           --             --         (2,949.0)
  Payments....................      --           --      1,432.0           --           --             --          1,432.0
Dividends
  Cash........................      --           --           --       (949.0)          --             --           (949.0)
  Other.......................      --           --           --       (324.0)          --             --           (324.0)
                                 -----     --------    ---------     --------      -------         ------        ---------
YEAR ENDED DECEMBER 31,
  1996........................   $25.0     $3,747.6    $(1,517.0)    $6,892.1      $  (0.9)        $ 56.9        $ 9,203.7
Comprehensive income
  Net income..................      --           --           --      1,030.8           --             --          1,030.8
  Foreign currency
    translation...............      --           --           --           --       (188.5)            --           (188.5)
  Unrealized loss (net of tax
    of $6.8)..................      --           --           --           --           --          (10.0)           (10.0)
                                 -----     --------    ---------     --------      -------         ------        ---------
    Total comprehensive
      income, net of tax......      --           --           --      1,030.8       (188.5)         (10.0)           832.3
Paid-in surplus...............      --        144.0           --           --           --             --            144.0
Cash dividends................      --           --           --       (595.5)          --             --           (595.5)
                                 -----     --------    ---------     --------      -------         ------        ---------
YEAR ENDED DECEMBER 31,
  1997........................   $25.0     $3,891.6    $(1,517.0)    $7,327.4      $(189.4)        $ 46.9        $ 9,584.5
Comprehensive income
  Net income..................      --           --           --      1,084.2           --             --          1,084.2
  Foreign currency
    translation...............      --           --           --           --         29.3             --             29.3
  Unrealized gain (net of tax
    of $12.3).................      --           --           --           --           --           20.5             20.5
  Less: Reclassification
    adjustment for gains
    realized in net income
    (net of tax of $15.3).....      --           --           --           --           --          (25.4)           (25.4)
                                 -----     --------    ---------     --------      -------         ------        ---------
    Total comprehensive
      income, net of tax......      --           --           --      1,084.2         29.3           (4.9)         1,108.6
Paid-in surplus...............      --        451.8           --           --           --                           451.8
Cash dividends................      --                                 (500.2)          --             --           (500.2)
                                 -----     --------    ---------     --------      -------         ------        ---------
YEAR ENDED DECEMBER 31,
  1998........................   $25.0     $4,343.4    $(1,517.0)    $7,911.4      $(160.1)        $ 42.0        $10,644.7
                                 =====     ========    =========     ========      =======         ======        =========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                             --------------------------------------
                                                                1998          1997          1996
                                                                ----          ----          ----
Cash flows from operating activities
Net income...............................................    $  1,084.2    $  1,030.8    $  1,440.6
 Adjustments to reconcile net income to net cash provided
   by operating activities
 Provision for credit losses.............................       1,179.5       1,338.2         993.3
 Depreciation and amortization...........................       7,366.3       6,398.9       5,870.4
 Gain on sales of finance receivables....................        (192.7)        (64.5)        (55.9)
 Increase/(decrease) in deferred income taxes............         356.4         (92.8)      1,105.6
 (Increase)/decrease in other assets.....................      (1,353.6)        451.6      (1,465.4)
 (Decrease)/increase in other liabilities................         (52.8)        155.0       1,467.8
 Other...................................................         260.2         302.6        (272.1)
                                                             ----------    ----------    ----------
 Net cash provided by operating activities...............       8,647.5       9,519.8       9,084.3
                                                             ----------    ----------    ----------
Cash flows from investing activities
 Purchase of finance receivables (other than
   wholesale)............................................     (48,886.3)    (38,396.0)    (38,895.3)
 Collection of finance receivables (other than
   wholesale)............................................      28,033.7      32,207.8      33,477.7
 Purchase of operating lease vehicles....................     (19,156.7)    (22,917.6)    (21,264.0)
 Liquidation of operating lease vehicles.................      12,798.1      12,164.0      10,340.5
 Net change in wholesale receivables.....................        (797.6)     (1,759.1)     (2,127.6)
 Proceeds from sales of receivables......................       7,907.8       3,850.4       4,668.7
 Purchase of investment securities.......................      (1,911.7)     (2,732.3)     (4,730.1)
 Proceeds from sale/maturity of investment securities....       2,073.8       3,169.9       5,767.4
 Other...................................................         (37.7)       (148.9)        110.4
                                                             ----------    ----------    ----------
 Net cash used in investing activities...................     (19,976.6)    (14,561.8)    (12,652.3)
                                                             ----------    ----------    ----------
Cash flows from financing activities
 Proceeds from issuance of long-term debt................      18,186.7      11,826.6      13,433.5
 Principal payments on long-term debt....................     (12,922.1)    (10,340.8)     (8,322.4)
 Change in short-term debt, net..........................       6,541.2       2,212.2         816.9
 Cash dividends paid.....................................        (500.2)       (595.5)       (949.0)
 Other...................................................          35.6         (57.5)       (169.0)
                                                             ----------    ----------    ----------
 Net cash provided by financing activities...............      11,341.2       3,045.0       4,810.0
Effect of exchange rate changes on cash and cash
  equivalents............................................          79.2         (29.5)         (4.1)
                                                             ----------    ----------    ----------
 Net change in cash and cash equivalents.................          91.3      (2,026.5)      1,237.9
Cash and cash equivalents, beginning of year.............         689.5       2,716.0       1,478.1
                                                             ----------    ----------    ----------
Cash and cash equivalents, end of year...................    $    780.8    $    689.5    $  2,716.0
                                                             ==========    ==========    ==========
Supplementary cash flow information
 Interest paid...........................................    $  6,526.6    $  6,117.3    $  5,207.7
 Taxes paid/(received)...................................         325.9         520.2        (291.9)

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Ford Motor Credit Company and its majority owned domestic and foreign subsidiaries and joint ventures ("Ford Credit"). Affiliates that are 20-50 percent owned are included in the consolidated financial statements on an equity basis. Ford Credit is an indirect wholly owned subsidiary of Ford Motor Company ("Ford"). Use of estimates as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates and assumptions. Certain amounts in prior years' financial statements have been reclassified to conform with current year presentation.

NATURE OF OPERATIONS

     Ford Credit operates in many locations around the world, the most significant of which are the United States and Europe. Ford Credit's reportable operating segments include Ford Credit North America, Ford Credit International, and Personal Financial Services. Ford Credit North America consists of the United States and Canada. Ford Credit International consists of all other countries. Personal Financial Services consists of insurance operations and new business ventures.

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

REVENUE RECOGNITION

     Revenue from finance receivables is recognized using the interest (actuarial) method. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized over the term of the lease. The accrual of interest on loans is discontinued at the time a loan is determined to be impaired. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is expected. Other amounts collected are generally recognized first as a reduction of principal. Any remaining amounts are treated as a loss recovery.

     Agreements with Ford and other affiliates provide for interest supplements and other support payments to Ford Credit on certain financing and leasing transactions. These payments are recognized as income over the period that the related finance receivables and leases are outstanding.

     Insurance premiums are earned over the policy periods on bases related to amounts at risk. Premiums from extended service plan contracts and other contractual liability coverage's are earned over the life of the policy based on historical loss experience. Physical damage insurance premiums covering vehicles financed at wholesale by Ford Credit and its finance subsidiaries are recognized as income on a monthly basis as billed. Other physical damage, credit life, and credit disability premiums are earned over the life of the related policies, primarily on the sum-of-the-digits basis. Certain costs of acquiring new business are deferred and amortized over the terms of the related policies on the same basis on which premiums are earned. Direct and ceded insurance premiums are earned over the life of the policy based on historical loss experience for contractual liability policies, and on the sum-of-the-digits basis for credit life and disability policies. Ceded insurance agreements do not relieve TARIC of its primary obligation to policyholders.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 1. ACCOUNTING POLICIES -- CONTINUED
SALE OF RECEIVABLES AND OPERATING LEASES

     Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", was adopted prospectively effective January 1, 1997, and did not have any material effect on the consolidated financial statements.

     Ford Credit periodically sells finance receivables through special purpose subsidiaries, retains the servicing rights and certain other beneficial interests, and receives a servicing fee which is recognized as collected over the remaining term of the related sold finance receivables. Estimated gains or losses from the sale of finance receivables are recognized in the period in which the sale occurs. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale (see Note 7). The retained interest includes interest only (IO) strips, subordinated certificates, restricted cash held by securitization trusts, and allowance for credit losses. These financial instruments are recorded at market.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 1. ACCOUNTING POLICIES -- CONTINUED
INSURANCE LIABILITIES

     A liability for reported insurance claims and an estimate of unreported insurance claims which is based on past experience is included in other liabilities and deferred income.

DERIVATIVE FINANCIAL INSTRUMENTS

     Ford Credit operates in many countries worldwide, and is exposed to market risks, including the effects of changes in interest rates and foreign currency exchange rates. Ford Credit issues debt and other payables with various maturities, interest rate structures and in various currencies to ensure funding over business and economic cycles and to minimize overall borrowing costs. The maturity and interest rate structures frequently differ from the invested assets. Exposure to fluctuations in interest rates is created by differences in maturities of liabilities versus maturities of assets. Financial exposure is monitored and managed in accordance with Ford Credit's established policies and procedures.

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

     Foreign currency agreements, including swaps and forward contracts, are used to manage foreign exchange exposure. All currency swaps and forward contracts are designated to hedge specific foreign currency denominated debt instruments or intercompany loans. The differential paid or received on these contracts is recognized on an accrual basis as an adjustment to interest expense. Unrealized gains or losses are recognized concurrently with foreign currency translation gains and losses on the underlying debt.

FOREIGN CURRENCY TRANSLATION

     Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates with the effects of these translation adjustments being reported as a separate component of accumulated other comprehensive income in stockholder's equity. The change in this account results from translation adjustments recorded during the year.

CASH EQUIVALENTS

     Ford Credit considers investments purchased with a maturity of three months or less to be cash equivalents.

NOTE 2. ADDITIONS TO PAID-IN SURPLUS

     Additions to paid-in surplus represent contributions from Ford due to the reorganization of the Financial Services sector.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 3. INVESTMENTS IN SECURITIES

     Investments in securities consist of debt, municipal, corporate, mortgage-backed and other securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of accumulated other comprehensive income in stockholder's equity. Held-to-maturity securities are recorded at amortized cost. Equity securities which do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

     The fair value of substantially all securities was estimated based on quoted market prices. For securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

     The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1998, by contractual maturity, were as follows:

                                                             AVAILABLE-FOR-SALE      HELD-TO-MATURITY
                                                             -------------------    ------------------
                                                             AMORTIZED     FAIR     AMORTIZED    FAIR
                                                               COST       VALUE       COST       VALUE
                                                             ---------    -----     ---------    -----
                                                                           (IN MILLIONS)
Due in one year or less....................................   $ 22.7      $ 22.9      $1.5       $1.5
Due after one year through five years......................    162.1       163.7       2.6        2.7
Due after five years through ten years.....................     97.6        99.3       2.8        2.9
Due after ten years........................................    138.2       140.7       0.4        0.6
Mortgage-backed securities.................................    198.3       200.7        --         --
Equity securities..........................................     34.9        91.2        --         --
                                                              ------      ------      ----       ----
          Total............................................   $653.8      $718.5      $7.3       $7.7
                                                              ======      ======      ====       ====

     Proceeds from sales of available-for-sale securities were $2.1 billion and $3.2 billion in 1998 and 1997, respectively. Gross realized gains and losses for 1998 were $48.1 million and $3.4 million, respectively. Gross realized gains and losses for 1997 were $95.1 million and $7.4 million, respectively. Gross realized gains and losses for 1996 were not material.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 3. INVESTMENTS IN SECURITIES -- CONTINUED
     Investments in securities at December 31, 1998 were as follows:

                                                                          GROSS         GROSS
                                                           AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                             COST         GAINS         LOSSES      VALUE
                                                           ---------    ----------    ----------    -----
                                                                            (IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Corporate debt securities..............................     $187.8        $ 2.9         $(1.6)      $189.1
Mortgage-backed securities.............................      198.3          2.8          (0.4)       200.7
Debt securities issued by U.S. government and
  agencies.............................................      146.6          3.0          (0.2)       149.4
Equity securities......................................       35.0         57.7          (1.4)        91.3
Debt securities issued by foreign governments..........       23.2          0.2            --         23.4
Municipal securities...................................       62.9          1.7            --         64.6
                                                            ------        -----         -----       ------
     Total available-for-sale securities...............      653.8         68.3          (3.6)       718.5
                                                            ------        -----         -----       ------
HELD-TO-MATURITY SECURITIES
Corporate debt securities..............................        1.5           --            --          1.5
Debt securities issued by U.S. government and
  agencies.............................................        5.8          0.4            --          6.2
                                                            ------        -----         -----       ------
     Total held-to-maturity securities.................        7.3          0.4            --          7.7
                                                            ------        -----         -----       ------
     Total investments in securities...................     $661.1        $68.7         $(3.6)      $726.2
                                                            ======        =====         =====       ======

     Investments in securities at December 31, 1997 were as follows:

                                                                          GROSS         GROSS
                                                           AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                             COST         GAINS         LOSSES      VALUE
                                                           ---------    ----------    ----------    -----
                                                                            (IN MILLIONS)
AVAILABLE-FOR-SALE SECURITIES
Corporate debt securities..............................     $265.2        $ 6.0         $(0.1)      $271.1
Mortgage-backed securities.............................      238.4          1.9          (0.6)       239.7
Debt securities issued by U.S. government and
  agencies.............................................      194.1          2.0          (0.1)       196.0
Equity securities......................................       53.0         65.1          (2.1)       116.0
Debt securities issued by foreign governments..........       21.4          0.1            --         21.5
Municipal securities...................................       13.0          0.1          (0.1)        13.0
                                                            ------        -----         -----       ------
     Total available-for-sale securities...............      785.1         75.2          (3.0)       857.3
                                                            ------        -----         -----       ------
HELD-TO-MATURITY SECURITIES
Corporate debt securities..............................       15.3           --            --         15.3
Debt securities issued by U.S. government and
  agencies.............................................        6.4          0.3            --          6.7
Other debt securities..................................        3.2           --            --          3.2
                                                            ------        -----         -----       ------
     Total held-to-maturity securities.................       24.9          0.3            --         25.2
                                                            ------        -----         -----       ------
     Total investments in securities with readily
       determinable fair values........................      810.0         75.5          (3.0)       882.5
Other non-marketable equity securities.................        5.7           --            --          5.7
                                                            ------        -----         -----       ------
     Total investments in securities...................     $815.7        $75.5         $(3.0)      $888.2
                                                            ======        =====         =====       ======

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 4. FINANCE RECEIVABLES

     Net finance receivables at December 31 were as follows:

                                                                  1998         1997
                                                                  ----         ----
                                                                    (IN MILLIONS)
Retail......................................................    $67,732.7    $55,601.0
Wholesale...................................................     22,650.1     21,605.5
Other.......................................................      6,838.8      5,275.9
                                                                ---------    ---------
     Total finance receivables, net of unearned income......     97,221.6     82,482.4
Less: Allowance for credit losses...........................     (1,280.0)    (1,169.8)
                                                                ---------    ---------
     Finance receivables, net...............................    $95,941.6    $81,312.6
                                                                =========    =========

     At December 31, 1998, finance receivables include $1.5 billion owed by three customers with the largest receivable balances.

     The contractual maturities of total finance receivables net of unearned income outstanding at December 31, 1998 were as follows:

                                               DUE IN YEAR ENDING DECEMBER 31         DUE
                                             -----------------------------------     AFTER
                                               1999         2000         2001         2001        TOTAL
                                               ----         ----         ----        -----        -----
                                                                    (IN MILLIONS)
Retail...................................    $31,293.8    $19,802.6    $10,465.5    $6,170.8    $67,732.7
Wholesale................................     22,645.9          2.1          0.7         1.4     22,650.1
Other....................................      4,844.1        125.7        118.0     1,751.0      6,838.8
                                             ---------    ---------    ---------    --------    ---------
Total....................................    $58,783.8    $19,930.4    $10,584.2    $7,923.2    $97,221.6
                                             =========    =========    =========    ========    =========

     It is Ford Credit's experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

     The aggregate receivable balances related to accounts past due 60 days or more at December 31 were as follows:

                                                                 1998      1997
                                                                 ----      ----
                                                                 (IN MILLIONS)
Retail......................................................    $473.5    $496.8
Wholesale...................................................      73.2      35.4
Other.......................................................      31.6      58.6
                                                                ------    ------
Total.......................................................    $578.3    $590.8
                                                                ======    ======

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 4. FINANCE RECEIVABLES -- CONTINUED
     Included in retail and other receivables are investments in direct financing leases related to the leasing of motor vehicles.

                                                                 1998       1997
                                                                 ----       ----
                                                                  (IN MILLIONS)
NET INVESTMENT IN DIRECT FINANCING LEASES
  Minimum lease rentals.....................................   $3,359.2   $2,743.9
  Estimated residual values.................................    3,720.2    2,527.0
     Less: Allowance for credit losses......................      (79.8)     (42.5)
                                                               --------   --------
       Net investment in direct financing leases............   $6,999.6   $5,228.4
                                                               ========   ========

     Minimum direct financing lease rentals, net of interest payments, for each of the five succeeding years are as follows (in millions): 1999 -- $1,505.7; 2000 -- $1,019.0; 2001 -- $598.9; 2002 -- $202.6; 2003 -- $32.9;
thereafter -- $0.1.

NOTE 5. NET INVESTMENT, OPERATING LEASES

     Operating leases at December 31 were as follows:

                                                                  1998         1997
                                                                  ----         ----
                                                                    (IN MILLIONS)
INVESTMENT IN OPERATING LEASES
Vehicles, at cost...........................................    $42,663.3    $41,925.5
Lease initial direct costs..................................         62.7         64.9
Less: Accumulated depreciation..............................     (7,891.3)    (6,942.8)
      Allowance for credit losses...........................       (268.2)      (301.6)
                                                                ---------    ---------
Net investment in operating leases..........................    $34,566.5    $34,746.0
                                                                =========    =========

     Future minimum rentals on operating leases are as follows (in millions):
1999 -- $7,018.2; 2000 -- $3,652.1; 2001 -- $1,577.3; 2002 -- $176.9; 2003 --
$7.3.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

     Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                         (IN MILLIONS)
Balance, beginning of year..................................    $1,471.4    $1,217.6    $1,054.9
  Additions.................................................     1,179.5     1,338.2       993.3
  Deductions
     Losses.................................................     1,242.7     1,239.1     1,020.7
     Recoveries.............................................      (203.3)     (232.0)     (190.7)
                                                                --------    --------    --------
       Net losses...........................................     1,039.4     1,007.1       830.0
Other changes, principally amounts related to finance
  receivables and operating leases sold.....................        63.3        77.3         0.6
                                                                --------    --------    --------
       Net deductions.......................................     1,102.7     1,084.4       830.6
                                                                --------    --------    --------
Balance, end of year........................................    $1,548.2    $1,471.4    $1,217.6
                                                                ========    ========    ========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 7. RETAINED INTEREST IN SECURITIZED ASSETS

     Ford Credit has sold retail and wholesale receivables through special purpose subsidiaries. Ford Credit's servicing portfolio relating to these finance receivable sales amounted to $13.5 billion, $10.0 billion, and $8.9 billion at December 31, 1998, 1997, and 1996, respectively. Ford Credit periodically sells vehicles subject to operating leases to special purpose subsidiaries under sale-leaseback arrangements. Ford Credit's servicing portfolio related to these sales amounted to $394.9 million, $947.5 million, and $1,388.7 million at December 31, 1998, 1997, and 1996, respectively. The interest only strips, subordinated certificates, and restricted cash held by securitization trusts are subject to limited recourse provision. Reserves for estimated losses related to these assets are provided based principally on historical loss experience. The following summarizes the components of retained interest in securitized assets for the years ended December 31:

                                                                  1998       1997
                                                                  ----       ----
                                                                  (IN MILLIONS)
Interest only strips........................................    $  404.8    $293.3
Subordinated certificates...................................       841.5     686.9
Restricted cash held by securitization trusts...............       109.5     103.5
  Less: Allowance for credit losses.........................       (99.5)    (85.1)
                                                                --------    ------
     Total retained interest in securitized assets..........    $1,256.3    $998.6
                                                                ========    ======

NOTE 8. OTHER ASSETS

     Other assets at December 31 were as follows:

                                                                  1998        1997
                                                                  ----        ----
                                                                   (IN MILLIONS)
Investment in used vehicles held for resale, at estimated
  fair value................................................    $  764.1    $1,042.3
Deferred charges and other assets...........................     1,168.9       987.0
Collateral held for resale..................................       356.4       419.4
Prepaid reinsurance premiums................................       383.1          --
Property and equipment, net of accumulated depreciation of
  $139.6 in 1998 and $105.1 in 1997.........................       204.5       155.8
                                                                --------    --------
     Total other assets.....................................    $2,877.0    $2,604.5
                                                                ========    ========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 9. DEBT

     Debt at December 31 was as follows:

                                                      WEIGHTED-AVERAGE
                                                             (A)
                                                       INTEREST RATES           BOOK VALUE
                                                      -----------------   -----------------------
                                                       1998      1997        1998         1997
                                                       ----      ----        ----         ----
                                                                               (IN MILLIONS)
PAYABLE WITHIN ONE YEAR
  Commercial paper (B)..............................                      $ 46,188.2   $ 40,856.8
  Other short-term debt (C).........................                         7,445.0      5,351.0
                                                                          ----------   ----------
     Total short-term debt..........................   5.69%     5.83%      53,633.2     46,207.8
  Long-term indebtedness payable within one year
     (D)(E).........................................   5.74%     6.64%       9,689.2      9,572.6
                                                                          ----------   ----------
     Total payable within one year..................   5.69%     5.97%      63,322.4     55,780.4
                                                                          ----------   ----------
PAYABLE AFTER ONE YEAR
  Secured indebtedness..............................  20.14%    18.63%           5.2         13.5
  Unsecured senior indebtedness
     Notes (F)......................................   6.25%     6.64%      49,893.8     43,584.1
     Debentures.....................................   3.97%     4.50%       1,661.1      1,247.6
     Unamortized discount...........................                           (25.5)        (3.0)
                                                                          ----------   ----------
       Total secured and unsecured senior
          indebtedness..............................                        51,534.6     44,842.2
  Unsecured long-term subordinated notes............   8.50%     8.29%         110.3        102.4
                                                                          ----------   ----------
     Total payable after one year (E)...............                        51,644.9     44,944.6
                                                                          ----------   ----------
     Total debt.....................................   5.91%     6.25%    $114,967.3   $100,725.0
                                                                          ==========   ==========

-------------------------
(A) Excludes the effect of interest rate swap agreements.

(B) The average remaining maturities of commercial paper was 30 days at December 31, 1998 and 24 days at December 31, 1997.

(C) Includes $988.6 million and $830.5 million with affiliated companies at December 31, 1998 and 1997, respectively.

(D) Includes $394.9 million and $1,716.0 million with affiliated companies at December 31, 1998 and 1997, respectively.

(E) Secured and unsecured senior notes and debentures mature at various dates through 2078. Maturities are as follows (in millions): 1999 -- $9,689.2; 2000 -- $11,246.9; 2001 -- $10,970.3; 2002 -- $8,790.8; 2003 -- $9,552.0;
    thereafter -- $11,084.9.

(F) Includes $2,483.0 million and $1,830.6 million with affiliated companies at December 31, 1998 and 1997, respectively.

                                                                  1998         1997
                                                                  ----         ----
                                                                    (IN MILLIONS)
PAYABLE AFTER ONE YEAR (A)
Fixed interest rates........................................    $33,724.6    $30,602.9
Variable interest rates (generally based on LIBOR or other
  short-term rates).........................................     17,920.3     14,341.7
                                                                ---------    ---------
     Total payable after one year...........................    $51,644.9    $44,944.6
                                                                =========    =========

------------------------------
(A) Excludes the effect of interest rate swap agreements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 9. DEBT -- CONTINUED
     Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The agreements decreased the overall weighted-average interest rate on total debt from 5.91% to 5.75% as of December 31, 1998 and decreased the overall weighted-average interest rate on total debt from 6.25% to 6.17% as of December 31, 1997. In addition, the agreements decreased the Ford Credit's overall weighted-average effective interest rates for full year 1998 from 6.46% to 6.42% and increased full year 1997 from 6.50% to 6.54%. The agreements decreased the long-term obligations payable after one year subject to variable interest rates as of December 31, 1998 and 1997 to $0 and $9,741.6 million, respectively. The effect of these agreements is to reduce the effect of interest rate changes on profitability. Approximately 34% of Ford Credit's interest rate swaps mature in 1999 and approximately 93% mature by 2003.

     Certain of these obligations are denominated in currencies other than the currency of the country of the issuer. Foreign currency swap and forward agreements are used to hedge exposure to changes in exchange rates of these obligations.

NOTE 10. SUPPORT FACILITIES

     Support facilities represent additional sources of funds, if required. At December 31, 1998, Ford Credit had approximately $19.2 billion of contractually committed facilities. In addition, $7.7 billion of Ford lines of credit may be used by Ford Credit at Ford's option. The lines have various maturity dates through June 30, 2003 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.5 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

     Additionally, at December 31, 1998, there were approximately $4.7 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") use. In addition, $615 million of Ford credit lines may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2003 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

NOTE 11. INCOME TAXES

     The provision for income taxes was estimated as follows:

                                                               1998      1997        1996
                                                               ----      ----        ----
                                                                      (IN MILLIONS)
CURRENTLY PAYABLE/(REFUNDABLE)
  U.S. federal..............................................  $ 15.9    $ 572.1    $ (501.7)
  Foreign...................................................   264.3      231.9       138.1
  State and local...........................................      --       15.3       (10.4)
                                                              ------    -------    --------
     Total currently payable/(refundable)...................   280.2      819.3      (374.0)
DEFERRED TAX (BENEFIT)/LIABILITY
  U.S. federal..............................................   390.5     (136.3)    1,050.3
  Foreign...................................................   (37.8)      32.8        56.2
  State and local...........................................    47.3       11.0        (0.9)
                                                              ------    -------    --------
     Total deferred.........................................   400.0      (92.5)    1,105.6
                                                              ------    -------    --------
     Total provision........................................  $680.2    $ 726.8    $  731.6
                                                              ======    =======    ========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 11. INCOME TAXES -- CONTINUED
     A reconciliation of the provision for income taxes as a percentage of income before income taxes, excluding equity in net income of affiliated companies and minority interest in net income of a joint venture, with the United States statutory tax rate for the last three years is shown below:

                                                              1998      1997      1996
                                                              ----      ----      ----
U.S. statutory tax rate.....................................  35.0%     35.0%     35.0%
Effect of (in percentage points)
  Taxes attributable to foreign source income...............   0.6       3.7       1.5
  State and local income taxes..............................   1.7       1.7       1.5
  Investment income not subject to tax or subject to tax at
     reduced rates..........................................  (0.2)     (0.2)     (0.9)
  Rate adjustments on deferred taxes........................    --      (0.7)     (1.9)
  Other.....................................................   0.5       0.8      (1.4)
                                                              ----      ----      ----
     Effective tax rate.....................................  37.6%     40.3%     33.8%
                                                              ====      ====      ====

     Deferred income taxes reflect the estimated tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of December 31 were as follows:

                                                                  1998        1997
                                                                  ----        ----
                                                                   (IN MILLIONS)
DEFERRED TAX LIABILITIES
  Leasing transactions......................................    $4,627.9    $3,560.3
  Finance receivables.......................................       526.5       225.5
  Purchased tax benefits....................................       301.5       293.0
  Sales of receivables......................................       118.9        87.6
  Other.....................................................       173.8       272.3
                                                                --------    --------
     Total deferred tax liabilities.........................     5,748.6     4,438.7
DEFERRED TAX ASSETS
  Provision for credit losses...............................       955.6       749.9
  Net operating losses and foreign tax credits..............       833.4       234.5
  Alternative minimum tax...................................       298.0       289.9
  Employee benefit plans....................................       131.0       120.6
  Other.....................................................       372.9       311.6
                                                                --------    --------
     Total deferred tax assets..............................     2,590.9     1,706.5
                                                                --------    --------
     Net deferred tax liabilities...........................    $3,157.7    $2,732.2
                                                                ========    ========

NOTE 12. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

     Increasing the assumed health care cost trend rate by one percentage point is estimated to increase the aggregate service and interest cost components of net postretirement benefit expense for 1998 by approximately $5 million and the accumulated postretirement benefit obligation at December 31, 1998 by approximately $50 million. A decrease of one percentage point would reduce service and interest cost by

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 12. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS -- CONTINUED approximately $4 million and decrease the December 31, 1998 postretirement benefit obligation by approximately $39 million.

     Net postretirement benefit expense was as follows for the years ended December 31:

                                                                1998     1997     1996
                                                                ----     ----     ----
                                                                     (IN MILLIONS)
COSTS RECOGNIZED IN INCOME
  Service cost..............................................    $ 9.7    $ 7.8    $ 8.3
  Interest cost.............................................     16.4     14.6     14.4
  Curtailments..............................................      1.5       --       --
  Amortization of prior service cost........................     (0.2)    (0.2)    (0.3)
  Amortization of losses/(gains)............................      0.1       --     (1.4)
                                                                -----    -----    -----
     Net postretirement benefit expense.....................    $27.5    $22.2    $21.0
                                                                =====    =====    =====
Discount rate for expense...................................     7.0%     7.5%     7.3%
Initial health care cost trend rate.........................     6.6%     6.6%     9.5%
Ultimate health care cost trend rate........................     5.0%     5.0%     5.5%
Number of years to ultimate trend rate......................      10       10       10

     The year-end status of these plans was as follows at December 31:

                                                                 1998       1997
                                                                 ----       ----
                                                                  (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at January 1...........................    $ 239.4    $ 210.7
     Service cost...........................................        9.7        7.8
     Interest cost..........................................       16.4       14.6
     Sale of Ford New Holland Credit Company................         --       (5.3)
     Curtailments...........................................        1.5         --
     Benefits paid..........................................       (6.3)      (5.7)
     Actuarial loss.........................................       40.0       17.3
                                                                -------    -------
  Benefit obligation at December 31.........................    $ 300.7    $ 239.4
                                                                =======    =======
FUNDED STATUS OF THE PLAN
  Benefit obligation........................................    $(300.7)   $(239.4)
  Unamortized prior service cost............................       (1.0)      (1.2)
  Unamortized net losses/(gains)............................       25.4      (14.6)
                                                                -------    -------
     Net amount recognized..................................    $(276.3)   $(255.2)
                                                                =======    =======
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
  Accrued liabilities.......................................    $(276.3)   $(255.2)
                                                                =======    =======
ASSUMPTIONS AS OF DECEMBER 31
  Discount rate.............................................       6.5%       7.0%
  Initial health care cost trend rate.......................       7.0%       6.6%
  Ultimate health care cost trend rate......................       5.0%       5.0%
  Number of years to ultimate trend rate....................         9         10

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 13. TRANSACTIONS WITH AFFILIATED COMPANIES

     An agreement with Ford provides for payments by Ford to Ford Credit that would maintain Ford Credit's consolidated income before income taxes and net income at specified minimum levels. No payments were required under the agreement during 1998, 1997, or 1996.

     Ford Credit and its subsidiaries, from time to time, purchase accounts receivable of certain divisions and subsidiaries of Ford. The amount of such receivables outstanding was $3,887.4 million at December 31, 1998 and $3,664.4 million at December 31, 1997. Agreements with Ford and other affiliates also provide for payments to Ford Credit for interest supplements and other support costs on certain financing and leasing transactions. Amounts included in the income statement for these and other transactions with Ford were as follows (in millions): 1998 -- $2,395.2; 1997 -- $1,778.5; 1996 -- $1,432.7. Ford Credit and
its subsidiaries purchase from Ford and affiliates certain vehicles which were previously acquired by Ford principally from its fleet and rental car customers. The fair values of these vehicles held for resale and included in other assets at December 31 were as follows (in millions): 1998 -- $862.8; 1997 -- $1,089.5. Ford Credit also has entered into a sale-leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these vehicles included in operating leases at December 31 was as follows (in millions): 1998 -- $796.9; 1997 -- $731.2.

     Ford Credit and Ford revised their intercompany tax sharing agreement in 1997 effective for years ended after December 31, 1994. Ford Credit recorded a deferred tax asset for amounts due from Ford under the revised agreement. Ford compensates Ford Credit for the temporary use of these funds. The interest income earned and included in income was as follows (in millions): 1998 -- $49.9; 1997 -- $41.6; 1996 -- $0.

     Ford Credit holds a promissory note from Ford Holdings, Inc. for $1,517 million which is classified against stockholder's equity. Interest income earned on the promissory note was as follows (in millions): 1998 -- $88.5; 1997 -- $91.6; 1996 -- $93.5.

     Ford Credit and its subsidiaries receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. Payments to Ford and its subsidiaries for such advice and services are charged to operating expenses and were as follows (in millions):
1998 -- $130.6; 1997 -- $120.7; 1996 -- $113.9.

     Retirement benefits are provided under defined benefit plans for employees of Ford Credit and its subsidiaries in the United States by the Ford General Retirement Plan and for employees of the foreign subsidiaries in Europe, Australia, and Canada by the respective Ford retirement plans. Employee retirement plan costs allocated to Ford Credit and its subsidiaries from Ford and charged to operating expenses were as follows (in millions): 1998 -- $16.9; 1997 -- $13.6; 1996 -- $16.6.

     Earned premiums reinsured to a Ford-owned affiliate were as follows (in millions): 1998 -- $53.0; 1997 -- $1.5; 1996 -- $0. Loss and loss adjustment expense recoveries from the same affiliate were as follows (in millions): 1998 -$29.4; 1997 -- $0.6; 1996 -- $0.

NOTE 14. LITIGATION AND CLAIMS

     Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against Ford Credit and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of these matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very significant amounts or other relief which, if granted, would require very significant expenditures.

     Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Credit or the subsidiary involved. Although the amount of liability at December 31, 1998 with respect to

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 14. LITIGATION AND CLAIMS -- CONTINUED these matters cannot be ascertained, Ford Credit believes that any resulting liability should not materially affect the consolidated financial position or results of operations of Ford Credit and its subsidiaries.

NOTE 15. FINANCIAL INSTRUMENTS

BOOK AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments held by Ford Credit and its subsidiaries at December 31, and the valuation techniques used to estimate the fair value, were as follows:

                                                             1998                     1997
                                                    ----------------------   ----------------------
                                                      BOOK      ESTIMATED      BOOK      ESTIMATED
                                                      VALUE     FAIR VALUE     VALUE     FAIR VALUE
                                                      -----     ----------     -----     ----------
                                                                     (IN MILLIONS)
ASSETS
  Cash and cash equivalents.......................  $   780.8   $   780.8    $   689.5   $   689.5
  Investments in securities.......................      725.8       726.2        887.9       888.2
  Finance receivables, net........................   88,838.6    88,712.5     75,971.9    75,475.1
  Retained interest in securitized assets.........    1,256.3     1,256.3        998.6       998.6
LIABILITIES
  Debt payable within one year....................  $63,322.4   $63,386.3    $55,780.4   $55,780.4
  Debt payable after one year.....................   51,644.9    53,095.7     44,944.6    45,828.2
DERIVATIVE CONTRACTS:
  Foreign exchange instruments
     Contracts with unrealized gains..............  $   161.1   $   433.8    $    64.8   $   115.9
     Contracts with unrealized losses.............     (506.7)     (363.2)      (814.3)     (898.4)
  Interest rate instruments
     Contracts with unrealized gains..............      104.3       935.1         80.6       546.9
     Contracts with unrealized losses.............     (107.7)     (243.3)       (70.9)     (159.9)

     Cash and Cash Equivalents. The book value approximates fair value because of the short maturity of these instruments.

     Investments in Securities. The estimated fair value of investments in marketable equity and debt securities are estimated based on market prices. Book value of investments in non-marketable equity securities approximate fair value.

     Finance Receivables, Net. The fair value of substantially all finance receivables is estimated by discounting future cash flows using an estimated discount rate which reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book values approximate fair values. Certain leases are excluded from the fair market valuation of finance receivables.

     Retained Interest in Securitized Assets. The fair value of interest only strips are recorded at the present value of actual and estimated future cash flows discounted at rates commensurate with this type of instrument. The fair value of subordinated certificates are estimated based on market prices. Book value of restricted cash and allowance for credit losses approximates fair value.

     Debt Payable Within One Year. For maturities of 3 months or less, the book value approximates fair value because of the short maturities of these instruments. For maturities greater than 3 months to one year, fair value is estimated based on quoted market prices or current rates for similar debt with the same maturities.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 15. FINANCIAL INSTRUMENTS -- CONTINUED
     Debt Payable After One Year. The fair value is estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The following sections describe the various off-balance-sheet financial instruments that Ford Credit and its subsidiaries held as of December 31, 1998 and 1997. Also included is a brief discussion of the estimated fair value of those contracts and certain risks associated with holding those contracts through maturity.

     Foreign Exchange Instruments. Ford Credit and certain of its subsidiaries have entered into foreign currency swap and forward agreements to manage exposure to foreign exchange rate fluctuations. At December 31, 1998 and 1997, the total notional amount of Ford Credit's foreign exchange instruments outstanding was $14.5 billion and $12.5 billion, respectively. These agreements hedge principal and interest payments on debt issues that are denominated in foreign currencies. The fair value of these foreign exchange agreements was estimated using current market interest and foreign exchange rates.

     Interest Rate Instruments. Ford Credit and certain of its subsidiaries have entered into interest rate instrument agreements to manage exposure to fluctuations in interest rates. The underlying notional amount of interest rate instruments was $97.3 billion at December 31, 1998 and $86.6 billion at December 31, 1997, respectively.

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

     The majority of Ford Credit's finance receivables are geographically diversified through the United States. Foreign finance receivables are concentrated in Europe, Canada, and Australia. Ford Credit controls its credit risk through credit standards, limits on exposure and by monitoring the financial condition of other parties. TARIC has credit risk related to receivables from reinsurers which are collateralized by trust funds, letters of credit, or custodial accounts.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 16. STOCK OPTIONS

     Ford Credit employees participate in the stock option plans of Ford. Ford Credit has stock options outstanding under Ford's 1985 Stock Option Plan, the 1990 Long-Term Incentive Plan, and the 1998 Long-Term Incentive Plan. Grants may be made under the 1998 Plan through April 2008. Options granted in 1997 under the 1990 Plan and options granted under the 1998 Plan become exercisable 33% after one year from the date of grant, 66% after two years and in full after three years. In general, options granted under the 1985 Plan and options granted prior to 1997 under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under all Plans expire after 10 years.

     Information concerning stock options for Ford Credit's employees for the years ended December 31 was as follows (shares in thousands):

                                                  1998                   1997                   1996
                                           -------------------    -------------------    -------------------
                                                     WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                      AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                           SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                           ------    ---------    ------    ---------    ------    ---------
SHARES SUBJECT TO OPTION
Outstanding at beginning of period.....     2,419     $28.44       2,446     $26.93       2,267     $25.22
New grants (based on fair value of
  common stock at dates of grant)......       912      41.28         430      32.05         423      32.69
Associates adjustment*.................     1,057                     --                     --
Transferred into Ford Credit...........       331      21.26          --                     --
Exercised**............................    (1,005)     45.13        (404)     23.19        (190)     20.32
Transferred out of Ford Credit.........      (492)     20.47          --                     --
Surrendered upon exercise of stock
  appreciation rights..................        --                    (53)     22.44         (40)     23.03
Terminated and expired.................       (22)     37.82          --                    (14)     31.14
                                           ------                 ------                 ------
Outstanding at end of period...........     3,200      26.39       2,419      28.44       2,446      26.93
Outstanding but not exercisable........    (1,721)                (1,078)                (1,021)
                                           ------                 ------                 ------
  Exercisable at end of period.........     1,479      19.58       1,341      25.85       1,425      23.61
                                           ======                 ======                 ======

------------------------------
 * Outstanding stock options and related exercise prices were adjusted to preserve the intrinsic value of options as a result of The Associates spin-off in 1998.

** Exercised at option prices ranging from $20.06 to $61.13 during 1998, $15.00 to $32.69 during 1997 and $13.42 to $29.06 during 1996.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 16. STOCK OPTIONS -- CONTINUED
     The estimated fair value as of date of grant of options granted in 1998, 1997 and 1996, using the Black-Scholes option-pricing model, was as follows:

                                                                 1998        1997        1996
                                                                 ----        ----        ----
Estimated fair value per share of options granted during the
  year......................................................    $ 9.25      $ 5.76      $ 6.93
Assumptions:
  Annualized dividend yield.................................       4.1%        4.8%        4.3%
  Common stock price volatility.............................      28.1%       22.1%       25.2%
  Risk-free rate of return..................................       5.7%        6.7%        6.2%
  Expected option term (in years)...........................         5           5           5

     Ford Credit measures compensation cost using the intrinsic value method. Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted since 1995, the pro forma effects on Ford Credit's net income would not have been material.

NOTE 17. SEGMENT INFORMATION

     Ford Credit adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective with year end 1998. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     Ford Credit's reportable operating segments include Ford Credit North America, Ford Credit International, and Personal Financial Services. Ford Credit North America consists of the United States and Canada. Ford Credit International consists of all other countries. Personal Financial Services consists of insurance operations and new business ventures.

     Financial results for Ford Credit's operating segments have been prepared using a management approach which included certain securitized assets not included in Ford Credit's balance sheet. This is consistent with

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 17. SEGMENT INFORMATION -- CONTINUED the basis and manner in which Ford Credit management internally reviews financial information for the purposes of assisting in making internal operating decisions. Results were as follows (in millions):

                                          FORD
                                         CREDIT          FORD         PERSONAL                          FORD CREDIT
                                         NORTH          CREDIT        FINANCIAL      ELIMINATIONS/       FINANCIAL
                                        AMERICA      INTERNATIONAL    SERVICES     RECLASSIFICATIONS    STATEMENTS
                                        -------      -------------    ---------    -----------------    -----------
1998
-----------------------------------
REVENUE............................    $ 16,220.5      $ 3,542.4      $  427.1        $   (887.5)       $ 19,302.5
INCOME
Income before income taxes.........       1,128.0          545.3          77.0              61.9           1,812.2
Net income.........................         729.4          315.3          49.9             (10.4)          1,084.2
OTHER DISCLOSURES
Depreciation on operating leases...       6,922.4          537.4            --            (132.4)          7,327.4
Interest expense...................       6,042.1        1,646.7            --            (778.4)          6,910.4
Provision for income taxes.........         398.6          230.0          27.1              24.5             680.2
Finance receivables (including net
  investment operating leases)*....     117,424.6       28,361.6            --         (15,278.1)        130,508.1
Total assets.......................     115,469.3       29,818.2       1,364.5          (9,404.2)        137,247.8
1997
-----------------------------------
REVENUE............................    $ 15,304.7      $ 3,238.9      $  476.5        $ (1,675.0)       $ 17,345.1
INCOME
Income before income taxes.........       1,143.0          520.0         152.0              (9.0)          1,806.0
Net income.........................         697.5          285.1          95.1             (46.9)          1,030.8
OTHER DISCLOSURES
Depreciation on operating leases...       6,213.8          534.2            --            (559.8)          6,188.2
Interest expense...................       5,650.8        1,398.6            --            (781.2)          6,268.2
Provision for income taxes.........         445.5          234.9          56.9             (10.5)            726.8
Finance receivables (including net
  investment operating leases)*....     107,859.7       25,165.5            --         (16,966.6)        116,058.6
Total assets.......................     105,508.4       26,649.3       1,021.3         (11,205.7)        121,973.3

1996
-----------------------------------
REVENUE............................    $ 14,417.1      $ 2,919.0      $  295.2        $   (925.8)       $ 16,705.5
INCOME
Income before income taxes.........       1,601.4          488.0          35.6             115.2           2,240.2
Net income.........................       1,038.4          290.9          23.7              87.6           1,440.6
OTHER DISCLOSURES
Depreciation on operating leases...       5,412.1          319.1            --            (193.6)          5,537.6
Interest expense...................       5,298.3        1,376.8            --            (415.4)          6,259.7
Provision for income taxes.........         583.9          192.3          11.9             (56.5)            731.6
Finance receivables (including net
  investment operating leases)*....      98,495.9       25,495.4            --         (12,498.1)        111,493.2
Total assets.......................      98,865.7       26,403.4         751.0          (4,323.7)        121,696.4

------------------------------
* Ford Credit managed receivables exclude allowance for credit losses

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 17. SEGMENT INFORMATION -- CONTINUED
     Total revenue, income before income taxes, net income, finance receivables, and assets identifiable with United States, Europe, and other foreign operations were as follows:

                                                                1998          1997          1996
                                                                ----          ----          ----
                                                                         (IN MILLIONS)
REVENUE
  United States operations...............................    $ 14,396.8    $ 13,912.5    $ 13,214.9
  European operations....................................       2,314.4       1,916.8       2,137.2
  Other foreign operations...............................       2,591.3       1,515.8       1,353.4
                                                             ----------    ----------    ----------
     Total revenue.......................................    $ 19,302.5    $ 17,345.1    $ 16,705.5
                                                             ==========    ==========    ==========
INCOME BEFORE INCOME TAXES
  United States operations...............................    $  1,292.4    $  1,245.8    $  1,717.6
  European operations....................................         431.7         383.5         358.1
  Other foreign operations...............................          88.1         176.7         164.5
                                                             ----------    ----------    ----------
     Total income before income taxes....................    $  1,812.2    $  1,806.0    $  2,240.2
                                                             ==========    ==========    ==========
NET INCOME
  United States operations...............................    $    791.8    $    736.4    $  1,124.7
  European operations....................................         246.1         207.5         221.3
  Other foreign operations...............................          46.3          86.9          94.6
                                                             ----------    ----------    ----------
     Total net income....................................    $  1,084.2    $  1,030.8    $  1,440.6
                                                             ==========    ==========    ==========
FINANCE RECEIVABLES AT DECEMBER 31 (INCLUDING NET
  INVESTMENT OPERATING LEASES)
  United States operations...............................    $ 94,945.4    $ 87,721.2    $ 82,225.0
  European operations....................................      21,588.7      17,148.1      18,100.0
  Other foreign operations...............................      13,974.0      11,189.3      11,168.2
                                                             ----------    ----------    ----------
     Total finance receivables...........................    $130,508.1    $116,058.6    $111,493.2
                                                             ==========    ==========    ==========
ASSETS AT DECEMBER 31
  United States operations...............................    $ 99,991.8    $ 92,457.2    $ 93,234.5
  European operations....................................      22,473.0      17,867.7      18,743.9
  Other foreign operations...............................      14,783.0      11,648.4       9,718.0
                                                             ----------    ----------    ----------
     Total assets........................................    $137,247.8    $121,973.3    $121,696.4
                                                             ==========    ==========    ==========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected financial data by calendar quarter were as follows:

                                                 FIRST       SECOND      THIRD       FOURTH       FULL
                                                QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                                -------     -------     -------     -------       ----
                                                                      (IN MILLIONS)
1998
Total financing revenue.....................    $4,208.7    $4,494.2    $4,337.1    $4,850.3    $17,890.3
Depreciation on operating leases............     1,682.0     1,841.2     1,791.7     2,012.5      7,327.4
Interest expense............................     1,610.5     1,691.0     1,662.0     1,946.9      6,910.4
Total financing margin and revenue..........     1,266.0     1,318.9     1,221.3     1,258.5      5,064.7
Provision for credit losses.................       321.5       270.5       290.2       297.3      1,179.5
  Net income................................       277.8       299.8       272.4       234.2      1,084.2
1997
Total financing revenue.....................    $3,929.8    $3,955.6    $4,149.0    $4,067.5    $16,101.9
Depreciation on operating leases............     1,445.5     1,467.8     1,624.1     1,650.8      6,188.2
Interest expense............................     1,559.0     1,565.8     1,551.8     1,591.6      6,268.2
Total financing margin and revenue..........     1,238.5     1,219.7     1,234.4     1,196.1      4,888.7
Provision for credit losses.................       355.7       296.4       370.1       316.0      1,338.2
  Net income................................       275.9       279.0       257.7       218.2      1,030.8

                                 EXHIBIT INDEX

     DESIGNATION                                 DESCRIPTION
     -----------                                 -----------
Exhibit 3-A*             Restated Certificate of Incorporation of Ford Motor Credit
                         Company.
Exhibit 3-B*             By-Laws of Ford Motor Credit Company as amended through
                         March 2, 1988.
Exhibit 4-A*             Form of Indenture dated as of February 1, 1985 between Ford
                         Motor Credit Company and Manufacturers Hanover Trust Company
                         relating to Debt Securities.
Exhibit 4-A-1*           Form of First Supplemental Indenture dated as of April 1,
                         1986 between Ford Motor Credit Company and Manufacturers
                         Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-2*           Form of Second Supplemental Indenture dated as of September
                         1, 1986 between Ford Motor Credit Company and Manufacturers
                         Hanover Trust Company supplementing Indenture designated as
                         Exhibit 4-A.
Exhibit 4-A-3*           Form of Third Supplemental Indenture dated as of March 15,
                         1987 between Ford Motor Credit Company and Manufacturers
                         Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-4*           Form of Fourth Supplemental Indenture dated as of April 15,
                         1988 between Ford Motor Credit Company and Manufacturers
                         Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-5*           Form of Fifth Supplemental Indenture dated as of September
                         1, 1990 between Ford Motor Credit Company and Manufacturers
                         Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-6*           Form of Sixth Supplemental Indenture dated as of June 1,
                         1998 between Ford Motor Credit Company and The Chase
                         Manhattan Bank supplementing the Indenture designated as
                         Exhibit 4-A.
Exhibit 4-B*             Indenture dated as of November 1, 1987 between Ford Motor
                         Credit Company and Continental Bank, National Association
                         relating to Debt Securities.
Exhibit 4-C*             Indenture dated as of August 1, 1994 between Ford Motor
                         Credit Company and First Fidelity Bank, National
                         Association, relating to Debt Securities.
Exhibit 10-J*            Copy of Amended and Restated Profit Maintenance Agreement
                         dated as of January 1, 1999 between Ford Motor Credit
                         Company and Ford Motor Company.
Exhibit 10-X*            Copy of Agreement dated as of February 1, 1980 between Ford
                         Motor Company and Ford Motor Credit Company.
Exhibit 12-A             Calculation of Ratio of Earnings to Fixed Charges of Ford
                         Credit.
Exhibit 12-B             Calculation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Stock Dividends of Ford.
Exhibit 23               Consent of Independent Accountants.
Exhibit 24               Powers of Attorney.

-------------------------
* Previously filed.