Form 10-Q
period 1999-03-31
FORD MOTOR CREDIT CO
filed 1999-04-23
CIK 38009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q
(MARK ONE)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------

COMMISSION FILE NUMBERS 1-6368

                           FORD MOTOR CREDIT COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      38-1612444
           (State of Incorporation)                 (I.R.S. employer identification no.)

    THE AMERICAN ROAD, DEARBORN, MICHIGAN                          48121
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
Yes   X         No
    ------         ------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of March 31, 1999.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM IN REDUCED DISCLOSURE FORMAT.

                                 PAGE 1 OF 23.
                       EXHIBIT INDEX APPEARS AT PAGE 20.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "10-K Report"). Information relating to earnings per share is not presented because the registrant, Ford Motor Credit Company ("Ford Credit"), is an indirect wholly owned subsidiary of Ford Motor Company ("Ford" or the "company").

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                AND OF EARNINGS RETAINED FOR USE IN THE BUSINESS
                 FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998
                                 (IN MILLIONS)

                                                                   FIRST QUARTER
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                    (UNAUDITED)
Financing revenue
  Operating leases..........................................    $2,453.9    $2,329.3
  Retail....................................................     1,688.7     1,391.0
  Wholesale.................................................       408.6       419.4
  Other.....................................................        95.3        93.4
                                                                --------    --------
     Total financing revenue................................     4,646.5     4,233.1
Depreciation on operating leases............................    (1,841.3)   (1,682.0)
Interest expense............................................    (1,761.5)   (1,610.5)
                                                                --------    --------
     Net financing margin...................................     1,043.7       940.6
Other revenue
  Insurance premiums earned.................................        54.8        79.9
  Investment and other income...............................       218.5       245.5
                                                                --------    --------
     Total financing margin and revenue.....................     1,317.0     1,266.0
Expenses
  Operating expenses........................................       442.7       385.8
  Provision for credit losses...............................       325.1       321.5
  Other insurance expenses..................................        50.3        69.5
                                                                --------    --------
     Total expenses.........................................       818.1       776.8
                                                                --------    --------
Income before income taxes and minority interests...........       498.9       489.2
Provision for income taxes..................................       186.2       192.6
                                                                --------    --------
Income before minority interests............................       312.7       296.6
Minority interests in net income of subsidiaries............        12.9        18.8
                                                                --------    --------
Net income..................................................       299.8       277.8
Earnings retained for use in the business
  Beginning of period.......................................     7,911.4     7,327.4
                                                                --------    --------
  End of period.............................................    $8,211.2    $7,605.2
                                                                ========    ========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                              MARCH 31,     DECEMBER 31,     MARCH 31,
                                                                1999            1998           1998
                                                              ---------     ------------     ---------
                                                             (UNAUDITED)                    (UNAUDITED)
ASSETS
  Cash and cash equivalents..............................    $  1,376.8      $    780.8     $    843.7
  Investments in securities..............................         667.6           725.8          900.4
  Finance receivables, net...............................      96,814.7        95,941.6       82,335.8
  Net investment, operating leases.......................      35,004.7        34,566.5       35,299.1
  Retained interest in securitized assets................       1,710.0         1,256.3        1,507.1
  Accounts receivable from affiliated companies..........       2,002.7         1,099.8        1,102.7
  Other assets...........................................       3,066.2         2,877.0        2,543.7
                                                             ----------      ----------     ----------
          Total assets...................................    $140,642.7      $137,247.8     $124,532.5
                                                             ==========      ==========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
  Accounts payable
     Trade, customer deposits, and dealer reserves.......    $  3,032.2      $  3,009.6     $  3,059.8
     Affiliated companies................................       1,405.5         1,108.1        1,127.5
                                                             ----------      ----------     ----------
          Total accounts payable.........................       4,437.7         4,117.7        4,187.3
  Debt...................................................     117,947.1       114,967.3      104,280.3
  Deferred income taxes..................................       3,282.0         3,157.7        2,931.5
  Other liabilities and deferred income..................       3,694.2         4,014.4        2,759.2
                                                             ----------      ----------     ----------
          Total liabilities..............................    $129,361.0      $126,257.1     $114,158.3
Minority interests in net assets of subsidiaries.........         385.2           346.0          497.8
Stockholder's Equity
  Capital stock, par value $100 a share, 250,000 shares
     authorized, issued and outstanding..................          25.0            25.0           25.0
  Paid-in surplus (contributions by stockholder).........       4,343.4         4,343.4        3,896.4
  Note receivable from affiliated company................      (1,517.0)       (1,517.0)      (1,517.0)
  Accumulated other comprehensive income/(loss)..........        (166.1)         (118.1)        (133.2)
  Retained earnings......................................       8,211.2         7,911.4        7,605.2
                                                             ----------      ----------     ----------
          Total stockholder's equity.....................      10,896.5        10,644.7        9,876.4
                                                             ----------      ----------     ----------
          Total liabilities and stockholder's equity.....    $140,642.7      $137,247.8     $124,532.5
                                                             ==========      ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998
                                 (IN MILLIONS)

                                                                     FIRST QUARTER
                                                                ------------------------
                                                                   1999          1998
                                                                   ----          ----
                                                                      (UNAUDITED)
Cash flows from operating activities
  Net income................................................    $    299.8    $    277.8
  Adjustments to reconcile net income to net cash provided
     by operating activities
  Provision for credit losses...............................         325.1         321.5
  Depreciation and amortization.............................       1,849.3       1,685.3
  Gain on sales of finance receivables......................         (32.0)        (50.8)
  Increase in deferred income taxes.........................         124.5         133.9
  Increase in other assets..................................      (1,532.7)       (360.1)
  Decrease in other liabilities.............................        (362.0)       (909.3)
  Other.....................................................         110.9          90.0
                                                                ----------    ----------
  Net cash provided by operating activities.................         782.9       1,188.3
                                                                ----------    ----------
Cash flows from investing activities
  Purchase of finance receivables (other than wholesale)....     (11,694.1)    (10,538.5)
  Collection of finance receivables (other than
     wholesale).............................................      10,346.4       6,594.9
  Purchase of operating lease vehicles......................      (6,577.7)     (5,136.9)
  Liquidation of operating lease vehicles...................       4,157.5       2,913.9
  Net change in wholesale receivables.......................      (1,631.8)       (481.6)
  Proceeds from sale of receivables.........................       2,042.3       2,045.2
  Purchase of investment securities.........................        (307.8)       (391.6)
  Proceeds from sale/maturity of investment securities......         366.0         303.3
  Other.....................................................         (31.6)        (37.9)
                                                                ----------    ----------
  Net cash used in investing activities.....................      (3,330.8)     (4,729.2)
                                                                ----------    ----------
Cash flows from financing activities
  Proceeds from issuance of long-term debt..................       8,267.3       5,168.6
  Principal payments on long-term debt......................      (4,697.4)     (4,029.7)
  Change in short-term debt, net............................        (327.6)      2,535.8
  Other.....................................................           5.4          21.4
                                                                ----------    ----------
  Net cash provided by financing activities.................       3,247.7       3,696.1
                                                                ----------    ----------
Effect of exchange rate changes on cash and cash equivalents        (103.8)         (1.0)
                                                                ----------    ----------
  Net change in cash and cash equivalents...................         596.0         154.2
Cash and cash equivalents, beginning of period..............         780.8         689.5
                                                                ----------    ----------
Cash and cash equivalents, end of period....................    $  1,376.8    $    843.7
                                                                ==========    ==========
Supplementary cash flow information
  Interest paid.............................................    $  1,644.3    $  1,688.3
  Taxes paid................................................          81.3          63.8

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. FINANCE RECEIVABLES, NET (IN MILLIONS)

                                                               MARCH 31,     DECEMBER 31,     MARCH 31,
                                                                 1999            1998           1998
                                                               ---------     ------------     ---------
                                                              (UNAUDITED)                    (UNAUDITED)
Retail....................................................     $67,272.9      $67,732.7       $55,670.0
Wholesale.................................................      24,074.6       22,650.1        22,081.8
Other.....................................................       6,649.6        6,838.8         5,780.2
                                                               ---------      ---------       ---------
     Total finance receivables, net of unearned income....      97,997.1       97,221.6        83,532.0
Less: Allowance for credit losses.........................      (1,182.4)      (1,280.0)       (1,196.2)
                                                               ---------      ---------       ---------
     Finance receivables, net.............................     $96,814.7      $95,941.6       $82,335.8
                                                               =========      =========       =========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 2. DEBT (IN MILLIONS)

                                           MARCH 31, 1999
                                   -------------------------------
                                   WEIGHTED AVERAGE                    MARCH 31,     DECEMBER 31,     MARCH 31,
                                   INTEREST RATES(A)    MATURITIES       1999            1998           1998
                                   -----------------    ----------     ---------     ------------     ---------
                                                                      (UNAUDITED)                    (UNAUDITED)
PAYABLE WITHIN ONE YEAR
  Commercial paper.............                                       $ 46,818.5      $ 46,188.2     $ 42,299.5
  Other short-term debt(B).....                                          6,543.9         7,445.0        6,499.4
                                                                      ----------      ----------     ----------
       Total short-term debt...                                         53,362.4        53,633.2       48,798.9
  Long-term indebtedness
     payable within one
     year(C)...................                                          8,508.2         9,689.2       10,114.2
                                                                      ----------      ----------     ----------
       Total payable within one
          year.................                                         61,870.6        63,322.4       58,913.1
                                                                      ----------      ----------     ----------
PAYABLE AFTER ONE YEAR
Unsecured senior indebtedness
  Notes(D).....................                5.99%    2000-2078       54,248.9        49,899.0       44,045.1
  Debentures...................                3.66%    2001-2006        1,798.9         1,661.1        1,228.1
  Unamortized discount.........                                            (72.6)          (25.5)          (5.6)
                                                                      ----------      ----------     ----------
       Total unsecured senior
          indebtedness.........                                         55,975.2        51,534.6       45,267.6
  Unsecured long-term
     subordinated notes........                8.27%         2005          101.3           110.3           99.6
                                                                      ----------      ----------     ----------
       Total payable after one
          year.................                                         56,076.5        51,644.9       45,367.2
                                                                      ----------      ----------     ----------
       Total debt..............                                       $117,947.1      $114,967.3     $104,280.3
                                                                      ==========      ==========     ==========

-------------------------
(A) Rates were variable on about 0% of the debt payable after one year including the effects of interest rate swap agreements.

(B) Includes $814.4 million, $988.6 million, and $1,800.0 million with affiliated companies at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

(C) Includes $557.9 million, $394.9 million, and $1,300.7 million with affiliated companies at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

(D) Includes $3,044.7 million, $3,253.9 million, and $1,814.5 million with affiliated companies at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 3. COMPREHENSIVE INCOME

     Ford Credit adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", as of January 1, 1998. Other comprehensive income includes foreign currency translation adjustments and primarily net unrealized gains and losses on investments in equity securities. Total comprehensive income was as follows (in millions):

                                                                 FIRST QUARTER
                                                                ----------------
                                                                 1999      1998
                                                                 ----      ----
                                                                  (UNAUDITED)
Net income..................................................    $299.8    $277.8
Other comprehensive income..................................     (48.0)      9.3
                                                                ------    ------
     Total comprehensive income.............................    $251.8    $287.1
                                                                ======    ======

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 4. SEGMENT INFORMATION

     Ford Credit adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective with year end 1998. Segment detail is summarized as follows (in millions):

                                                                       FIRST QUARTER
                                       -----------------------------------------------------------------------------
                                       FORD CREDIT                     PERSONAL                          FORD CREDIT
                                          NORTH        FORD CREDIT     FINANCIAL      ELIMINATIONS/       FINANCIAL
                                         AMERICA      INTERNATIONAL    SERVICES     RECLASSIFICATIONS    STATEMENTS
                                       -----------    -------------    ---------    -----------------    -----------
                                                                        (UNAUDITED)
1999
Revenue............................    $  4,117.2       $   899.6      $   78.8        $   (175.8)       $  4,919.8
Income
 Income before income taxes........         323.2           147.3          16.9              11.5             498.9
 Provision for income taxes........         111.1            63.4           6.5               5.2             186.2
  Net income.......................         212.1            83.9          10.4              (6.6)            299.8
Other disclosures
 Depreciation on operating
   leases..........................       1,660.0           144.5            --              36.8           1,841.3
 Interest expense..................       1,547.3           401.2            --            (187.0)          1,761.5
 Finance receivables (including net
   investment operating leases)*...     121,876.2        27,602.5            --         (17,659.3)        131,819.4
 Total assets......................     124,092.2        28,846.8       1,376.6         (13,672.9)        140,642.7
1998
Revenue............................    $  3,970.9       $   809.6      $  103.2        $   (325.2)       $  4,558.5
Income
 Income before income taxes........         326.3           145.5          22.5              (5.1)            489.2
 Provision for income taxes........         125.8            78.4           8.3             (19.9)            192.6
  Net income.......................         200.5            67.1          14.2              (4.0)            277.8
Other disclosures
 Depreciation on operating
   leases..........................       1,630.7            78.0            --             (26.7)          1,682.0
 Interest expense..................       1,463.4           379.6            --            (232.5)          1,610.5
 Finance receivables (including net
   investment operating leases)*...     110,456.0        25,492.4            --         (18,313.5)        117,634.9
 Total assets......................     109,103.3        27,371.2       1,108.0         (13,050.0)        124,532.5

-------------------------
* Ford Credit managed receivables exclude allowance for credit losses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORD CREDIT FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998 RESULTS OF OPERATIONS

     Ford Credit's consolidated net income in the first quarter of 1999 was $300 million, up $22 million or 8% from 1998. Compared with 1998, the increase in earnings primarily reflects higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by lower net financing margins.

     Credit losses as a percent of average net finance receivables including net investment in operating leases decreased to 0.77% in 1999 compared with 0.93% in 1998 reflecting an improvement in portfolio quality.

     The effective income tax rate was 37.3% for the first quarter of 1999 compared with 39.4% for the first quarter of 1998. The decrease in the effective tax rate resulted from reduced tax on foreign income.

     The deterioration in net financing margins primarily reflects higher depreciation on operating leases. Higher depreciation resulted from higher residual losses on off-lease vehicles.

     Total net finance receivables and net investment in operating leases at March 31, 1999 were $131.8 billion, up $14.2 billion or 12% from a year earlier. The increase primarily reflects Ford-sponsored special financing programs that are available exclusively through Ford Credit.

     During the first quarter of 1999, Ford Credit financed 45% of all new cars and trucks sold by Ford dealers in the U.S. compared with 38% in the same period of 1998. In Europe during the first quarter of 1999, Ford Credit financed 30% of all new vehicles sold by Ford dealers compared with 26% in 1998. In the first quarter of 1999, Ford Credit provided retail financing for 0.7 and 0.2 million new and used vehicles in the United States and Europe, respectively. In the first quarter of 1999, Ford Credit provided wholesale financing for 83% of Ford factory sales in the U.S. and 95% of Ford factory sales in Europe compared with 80% for the United States and 95% for Europe in the same period of 1998.

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

     Ford Credit's outstanding debt at March 31, 1999 and at the end of each of the last four years was as follows (in millions):

                                                                           DECEMBER 31
                                                 MARCH 31,   ---------------------------------------
                                                   1999        1998       1997      1996      1995
                                                 ---------     ----       ----      ----      ----
Commercial paper & STBAs(a)....................  $ 48,335    $ 48,636   $ 42,311   $38,774   $40,419
Other short-term debt(b).......................     5,027       4,997      3,897     4,243     1,781
Long-term debt (including current
  portion)(c)..................................    64,585      61,334     54,517    55,007    49,980
                                                 --------    --------   --------   -------   -------
          Total debt...........................  $117,947    $114,967   $100,725   $98,024   $92,180
                                                 ========    ========   ========   =======   =======
United States..................................  $ 90,039    $ 85,394   $ 78,443   $76,635   $73,178
Europe.........................................    14,934      16,653     12,491    14,028    13,013
Other international............................    12,974      12,920      9,791     7,361     5,989
                                                 --------    --------   --------   -------   -------
          Total debt...........................  $117,947    $114,967   $100,725   $98,024   $92,180
                                                 ========    ========   ========   =======   =======
Memo:
  Total support facilities (billions) as of
     March 31, 1999 and December 31, 1998-1995,
     respectively:
     Ford Credit U.S. .........................  $   26.9    $   26.9   $   26.6   $  27.2   $  27.4
     FCE Bank..................................       5.2         5.3        5.2       5.7       4.7

-------------------------
(a) Short-term borrowing agreements with bank trust departments.

(b) Includes $814 million, $989 million, $831 million, $2,478 million and $176 million with affiliated companies at March 31, 1999, December 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995 respectively.

(c) Includes $3,603 million, $3,649 million, $3,547 million, $4,237 million and $1,174 million with affiliated companies at March 31, 1999 and December 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995 respectively.

     Support facilities represent additional sources of funds, if required. At March 31, 1999, Ford Credit had approximately $19.2 billion of contractually committed facilities. In addition, approximately $7.7 billion of Ford lines of credit may be used by Ford Credit at Ford's option. These credit lines have various maturity dates through June 30, 2003 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.5 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

     Additionally, at March 31, 1999, there were approximately $4.6 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") use. In addition, $615 million of Ford lines of credit may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2003 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

NEW ACCOUNTING STANDARDS

     In the first quarter of 1999, Ford Credit adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Ford Credit's practice has been to expense the costs of obtaining or developing internal-use software as incurred. Adoption of this standard did not have a material effect on first quarter earnings.

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford Credit anticipates having types (a) and (b) of these hedges, and will comply with the requirements of SFAS 133 when adopted beginning January 1, 2000. Ford Credit has not yet determined the effect of adopting SFAS 133.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a discussion of purported class actions affecting Ford Credit, see Item
5. "Legal Proceedings -- Ford -- Class Actions -- Lease Agreement Disclosure".

ITEM 2. CHANGES IN SECURITIES

     Not required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not required.

ITEM 5. OTHER INFORMATION

                          INFORMATION CONCERNING FORD

     Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended March 31, 1999 and 1998 (in millions except amounts per share):

                                                                  FIRST QUARTER
                                                                ------------------
                                                                 1999       1998
                                                                 ----       ----
Sales and revenues..........................................    $37,885    $36,584
Total costs and expenses....................................     34,979     33,968
Operating income............................................      2,906      2,616
Automotive net interest income..............................         47        123
Automotive equity in net/(loss)income of affiliated
  companies.................................................         50        (10)
Gain on spin-off of the Associates..........................                15,955
Income before income taxes..................................      3,003     18,684
Provision for income taxes..................................      1,005        972
Minority interests in net income of subsidiaries............         19         66
Net income..................................................      1,979     17,646
Amounts Per Share of Common Stock and Class B Stock after
  Preferred Stock Dividends
Basic income................................................    $  1.64    $ 14.48
Diluted income..............................................    $  1.60    $ 14.23
Cash dividends..............................................    $  0.46    $  0.42

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORD

OVERVIEW

     Ford's worldwide net income was $1,979 million in the first quarter of 1999, or $1.60 per diluted share of Common and Class B Stock. Excluding a $165 million gain from the sale of Ford's interest in AutoEuropa to Volkswagen AG, Ford's operating income would have been $1,814 million, or $1.46 per diluted share of Common and Class B Stock. This compares with first quarter 1998 operating income of $1,514 million, or $1.22 per diluted share, excluding all income and a one-time gain related to Associates First Capital Corporation ("The Associates"), and a one-time earnings per share reduction of $0.07 per share resulting from the premium paid to repurchase Ford's Series B Cumulative Preferred Stock.

     Ford's worldwide sales and revenues were $37.9 billion in the first quarter of 1999, up $1.3 billion from a year ago. Vehicle unit sales of cars and trucks were 1,774,000, up 47,000 units. Stockholders' equity was $24.7 billion at March 31, 1999, up $1.3 billion from December 31, 1998.

RESULTS OF OPERATIONS

     Results of Ford's operations by major business sector are shown below (in millions). Ford's Automotive sector, which includes Automotive operations and Visteon Automotive Systems, earned $1,651 million in the first quarter of 1999. This compares with earnings of $1,235 million in the first quarter of 1998. Ford's Financial Services sector had earnings of $328 million in first quarter 1999. This compares with $279 million in the first quarter of 1998, excluding all income and a one-time gain related to The Associates detailed below.

                                                                        FIRST QUARTER
                                                                      NET INCOME/(LOSS)
                                                                -----------------------------
                                                                                       1999
                                                                                      O/(U)
                                                                 1999      1998        1998
                                                                 ----      ----       -----
Automotive Sector...........................................    $1,651    $ 1,235    $    416
Financial Services Sector...................................       328        279          49
                                                                ------    -------    --------
Total Operations............................................    $1,979    $ 1,514    $    465
Gain on Spin-Off of The Associates..........................        --     15,955     (15,955)
The Associates (net of Minority Interest)...................        --        177        (177)
                                                                ------    -------    --------
Total Ford..................................................    $1,979    $17,646    $(15,667)
                                                                ======    =======    ========

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998 -- FORD

Automotive Sector

     Worldwide earnings for Ford's Automotive sector were $1,651 million in the first quarter of 1999 on sales of $31.9 billion. Excluding a $165 million gain from the sale of Ford's interest in AutoEuropa to Volkswagen AG, Ford's first quarter 1999 earnings would have been $1,486 million, compared with earnings of $1,235 million in the first quarter of 1998 on sales of $29.1 billion. The increase in operating earnings reflects higher sales volumes in the U.S., offset partially by lower sales volumes in Europe and South America. Adjusted for constant volume and mix, total costs in the Automotive sector declined $100 million compared with the first quarter of 1998.

     Details of Automotive sector earnings are shown below (in millions).

                                                                      FIRST QUARTER
                                                                    NET INCOME/(LOSS)
                                                                -------------------------
                                                                                    1999
                                                                                    O/(U)
                                                                 1999      1998     1998
                                                                 ----      ----     -----
North American Automotive...................................    $1,588    $1,010    $ 578
Automotive Outside North America
-- Europe...................................................       165       230      (65)
-- South America............................................      (165)      (45)    (120)
-- Other....................................................        63        40       23
                                                                ------    ------    -----
Total Automotive Outside North America......................        63       225     (162)
                                                                ------    ------    -----
Total Automotive Sector.....................................    $1,651    $1,235    $ 416
                                                                ======    ======    =====

     Automotive sector earnings in North America were $1,588 million in the first quarter of 1999 on sales of $24.4 billion, compared with $1,010 million a year ago on sales of $20.7 billion. The increase reflects primarily higher sales volume and lower costs, offset partially by higher marketing costs and lower net interest income. The after-tax return on sales for Ford's North American Automotive sector was 6.6% in the first quarter of 1999.

     In the first quarter of 1999, 4 million new cars and trucks were sold in the United States, up from 3.6 million units a year ago. Ford's share of those unit sales was 24.4% in the first quarter of 1999, unchanged from a year ago.

     Ford's Automotive sector earnings in Europe were $165 million in the first quarter of 1999, down $65 million from a year ago. The deterioration is explained by lower sales volumes, reflecting primarily a lower market share, and higher fixed marketing costs, offset partially by the gain from the sale of Ford's interest in AutoEuropa.

     In the first quarter of 1999, 4.4 million new cars and trucks were sold in Europe, up from 4.3 million units a year ago. Ford's share of those unit sales was 9.8% in the first quarter of 1999, down 1.6 percentage points from a year ago. Ford's market share declined because of intense competitive conditions in Europe.

     Ford's Automotive sector in South America lost $165 million in the first quarter of 1999, compared with a loss of $45 million a year ago. The decline was the result of lower volume and revenue, resulting from the devaluation of the Real in Brazil and weak economic conditions throughout the region, offset partially by lower costs. Ford is looking at all of its options to address the business equation in South America.

     In the first quarter of 1999, 276,000 new cars and trucks were sold in Brazil, compared with 384,000 a year ago. Ford's share of those unit sales was 9% in the first quarter of 1999, down 4.7 percentage points from a year ago. The decline in market share reflects production and transportation interruptions caused by labor disruptions, which have been resolved, and an increasingly competitive market.

     Ford's Visteon operations earned $208 million on revenues of $4,772 million in the first quarter of 1999, compared with earnings of $189 million on revenues of $4,378 million in the first quarter of 1998. This earnings improvement reflects primarily favorable volume and mix and material cost reductions, offset partially by lower revenue from negotiated price reductions. Visteon's after-tax return on sales in the first quarter of 1999 was 4.3%, unchanged from a year ago.

Financial Services Sector

     Earnings of Ford's Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of Financial Services sector earnings are shown below (in millions).

                                                                       FIRST QUARTER
                                                                     NET INCOME/(LOSS)
                                                                ---------------------------
                                                                                     1999
                                                                                    O/(U)
                                                                1999     1998        1998
                                                                ----     ----       -----
Ford Credit.................................................    $300    $   278    $     22
Hertz.......................................................      49         35          14
Minority Interests, Eliminations, and Other (excluding The
  Associates)...............................................     (21)       (34)         13
                                                                ----    -------    --------
     Financial Services (excluding The Associates)..........     328        279          49
Gain on Spin-Off of The Associates..........................      --     15,955     (15,955)
The Associates (net of Minority Interest)...................      --        177*       (177)
                                                                ----    -------    --------
       Total Financial Services Sector......................    $328    $16,411    $(16,083)
                                                                ====    =======    ========
Memo: Ford's share of earnings in Hertz.....................      40         29          11

-------------------------
* Through March 12, 1998

     For a discussion of Ford Credit's operations in first quarter 1999, see
Item 2. "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Ford Credit First Quarter 1999 Compared with First Quarter 1998 Results of Operations."

     Earnings at Hertz in the first quarter of 1999 were $49 million (of which $40 million was Ford's share), compared with earnings of $35 million (of which $29 million was Ford's share) a year ago. The increase in earnings reflects primarily higher revenues and improved profit margins in worldwide car rental operations.

LIQUIDITY AND CAPITAL RESOURCES -- FORD

Automotive Sector

     At March 31, 1999, Ford's Automotive sector had $23.5 billion of cash and marketable securities, down $349 million from December 31, 1998. The decline was more than explained by the acquisition of Volvo Cars, offset partially by operating cash flows and a global debt issuance of $1.5 billion.

     Automotive capital expenditures, including the effect of adopting the accounting change for the capitalization of computer software (Statement of Position 98-1) discussed below, totaled $1.3 billion in the first quarter of 1999, down from $2.1 billion in the first quarter of 1998, which was unusually high. Ford's target for capital expenditures for 1999 remains at $8.5 billion.

     At March 31, 1999, Ford's Automotive sector had total debt of $11.5 billion, compared with $9.8 billion at December 31, 1998. This amount was 31.7% of Ford's total capitalization (that is, the sum of stockholders' equity and Automotive debt) at the end of the first quarter of 1999, compared with 30% of total capitalization at December 31, 1998.

Financial Services Sector

     At March 31, 1999, Ford's Financial Services sector had cash and marketable securities totaling $1.7 billion, up $592 million from December 31, 1998.

     Net receivables and lease investments were $134 billion at March 31, 1999, up $1.4 billion from December 31, 1998.

     Total debt was $124.9 billion at March 31, 1999, up $2.6 billion from December 31, 1998.

     Outstanding commercial paper at March 31, 1999 totaled $46.8 billion at Ford Credit, and $2.1 billion at Hertz, with an average remaining maturity of 27 days and 35 days, respectively.

OTHER MATTERS -- FORD

Volvo

     On March 31, 1999, Ford purchased AB Volvo's worldwide passenger car business ("Volvo Car") for approximately $6.45 billion. The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001, and Volvo Car automotive-related net indebtedness of approximately $2.9 billion.

     In addition to the cash payment to AB Volvo, on March 31, 1999 approximately $1 billion was paid to reduce Volvo Car's automotive indebtedness and for acquisition-related costs. Most of the remaining automotive indebtedness of Volvo Car was repaid on April 12, 1999. The purchase price payment and debt repayments were funded from Ford's cash reserves.

     The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Volvo Car will be included in Ford's financial statements on a consolidated basis beginning in the second quarter of 1999.

Kwik-Fit

     On April 12, 1999, Ford announced that it had reached an agreement with the board of Kwik-Fit Holdings plc ("Kwik-Fit") for a cash tender offer for all the outstanding capital stock of Kwik-Fit. Kwik-Fit is Europe's largest independent car maintenance and repair company, with over 1,900 service points in the United Kingdom, Ireland and continental Europe.

     Ford's offer price is L5.60 (approximately the equivalent of $9.05) per share, or an aggregate of L1,008 million (approximately the equivalent of $1.6 billion).

     Ford's offer is contingent on receipt of applicable regulatory approvals and acceptances from holders of at least 90% of the outstanding shares of Kwik-Fit. The directors of Kwik-Fit have unanimously recommended that Kwik-Fit shareholders accept Ford's offer.

NEW ACCOUNTING STANDARDS AND CHANGES

New Standards

     In the first quarter of 1999, Ford adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Ford's practice has been to expense the costs of obtaining or developing internal-use software as incurred. Adoption of this standard did not have a material effect on first quarter earnings.

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford anticipates having each of these types of hedges, and will comply with the requirements of SFAS 133 when it is adopted. Ford expects to adopt SFAS 133 beginning January 1, 2000. Ford has not yet determined the effect of adopting SFAS 133.

Accounting Changes

     Beginning in 1999, Ford changed from an accelerated method to the units-of-production method for special tooling amortization. This change is being made to recognize that special tooling retains its value more uniformly over time and more closely aligns tooling amortization with vehicle production volumes, providing a better matching of costs and revenues.

     Also beginning in 1999, Ford modified Ford's plant and equipment retirement policy to reflect gains and losses in income in the year of retirement. Previously, the cost of retired assets, net of salvage proceeds, was charged to accumulated depreciation. The change in accounting principle for plant and equipment retirement is being made to better reflect the results of asset disposal/sale decisions.

     Adoption of these changes did not have a material effect on Ford's financial statements.

LEGAL PROCEEDINGS -- FORD

Class Actions

     Air Bag. (Previously discussed in the third full paragraph on page 22 of the 10-K Report.) Upon reconsideration of the trial court's decision to deny defendants' motion for change of venue, the Alabama Supreme Court would not overturn the trial court's ruling. Ford's motion to dismiss this action continues to be pending.

     Lease Agreement Disclosure. (Previously discussed in the last paragraph on page 23 of the 10-K Report.) In addition to the seven of the twenty cases discussed in the 10-K Report as having been dismissed in various state courts, the actions pending in Florida, New Jersey and Tennessee state courts were recently dismissed on the basis that itemization of monthly lease charges is not required under federal or state law.

     Windstar Transmission. A purported class action has been filed in California state court alleging that 1995 Ford Windstar vehicles are defective because they contain a 3.8 liter engine with a defective transmission. Plaintiffs allege transmissions in the Windstar prematurely suffered from serious shifting problems and acceleration failures, requiring early replacement at a substantial expense to owners and lessees. They seek compensatory damages, punitive damages, attorneys' and experts' fees and additional unspecified relief. Plaintiffs do not specifically seek damages for any alleged personal injuries suffered by purported class members. The California class action is nationwide in scope and purports to represent all persons or entities in the United States who own or lease any model 1995 Ford Windstar. After Ford removed the case to federal court, the state court granted Plaintiffs' motion to remand the case back to Los Angeles County court. Ford plans to file a motion for judgment on the pleadings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Please refer to the Exhibit Index on page 20.

     (b) Reports on Form 8-K during the quarter ended March 31, 1999:

        DATE OF REPORT                     ITEM                     FINANCIAL STATEMENTS FILED
        --------------                     ----                     --------------------------
January 11, 1999...............       Item 5 -- Other                          None.
                                          Events
February 2, 1999...............    Item 5 -- Other          1998 Audit of Consolidated Financial
                                   Events                   Statements of Ford Motor Credit Company and
                                                            Subsidiaries together with the Report of
                                                            Independent Accountants of
                                                            PricewaterhouseCoopers LLP, independent
                                                            certified public accountants, and News
                                                            Release dated January 21, 1999 of Ford
                                                            Motor Company and Subsidiaries for the year
                                                            ended December 31, 1998 with attachments
                                                            and News Release dated January 28, 1999 of
                                                            Ford Motor Company announcing its plans to
                                                            acquire the passenger car business of AB
                                                            Volvo.
February 22, 1999..............    Item 5 -- Other                             None.
                                   Events

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FORD MOTOR CREDIT COMPANY
                                                       (Registrant)

                                                    /s/ E. S. ACTON

                                          --------------------------------------
                                                       E. S. Acton
                                                Vice President -- Finance
                                                (Chief Financial Officer)

April 22, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:

     We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at March 31, 1999 and 1998, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended March 31, 1999. These financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1998 and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated January 20, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
April 13, 1999

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                                 EXHIBIT INDEX

SEQUENTIAL
DESIGNATION                            DESCRIPTION                                METHOD OF FILING
-----------                            -----------                                ----------------
 12-A             Calculation of ratio of earnings to fixed charges of        Filed with this Report.
                  Ford Credit
 12-B             Calculation of ratio of earnings to fixed charges of        Filed with this Report.
                  Ford
 15               Letter from PricewaterhouseCoopers LLP dated April          Filed with this Report.
                  22, 1999, regarding unaudited interim financial
                  information
 27               Financial Data Schedule                                     Filed with this Report.