Form 10-Q
period 1999-06-30
FORD MOTOR CREDIT CO
filed 1999-07-15
CIK 38009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q
(MARK ONE)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM
------------------- TO
-------------------
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

------
------
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of June 30, 1999.
     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM IN REDUCED DISCLOSURE FORMAT.

                                 PAGE 1 OF 31 PAGES.
                       EXHIBIT INDEX APPEARS AT PAGE 27.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                AND OF EARNINGS RETAINED FOR USE IN THE BUSINESS
                  FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998
                                 (IN MILLIONS)

                                                          SECOND QUARTER              FIRST HALF
                                                      ----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                        ----         ----         ----         ----
                                                           (UNAUDITED)               (UNAUDITED)
Financing revenue
  Operating leases................................    $ 2,469.1    $ 2,497.0    $ 4,923.0    $ 4,826.3
  Retail..........................................      1,610.7      1,426.7      3,299.4      2,817.7
  Wholesale.......................................        406.1        461.3        814.7        880.7
  Other...........................................         98.2         97.7        193.5        191.1
                                                      ---------    ---------    ---------    ---------
     Total financing revenue......................      4,584.1      4,482.7      9,230.6      8,715.8
Depreciation on operating leases..................     (1,954.1)    (1,841.2)    (3,795.4)    (3,523.2)
Interest expense..................................     (1,706.7)    (1,691.0)    (3,468.2)    (3,301.5)
                                                      ---------    ---------    ---------    ---------
  Net financing margin............................        923.3        950.5      1,967.0      1,891.1
Other revenue
  Insurance premiums earned.......................         48.0         76.2        102.8        156.1
  Investment and other income.....................        386.8        292.2        605.3        537.7
                                                      ---------    ---------    ---------    ---------
     Total financing margin and revenue...........      1,358.1      1,318.9      2,675.1      2,584.9
Expenses
  Operating expenses..............................        472.2        459.7        914.9        845.5
  Provision for credit losses.....................        281.4        270.5        606.5        592.0
  Other insurance expenses........................         47.9         84.8         98.2        154.3
                                                      ---------    ---------    ---------    ---------
     Total expenses...............................        801.5        815.0      1,619.6      1,591.8
                                                      ---------    ---------    ---------    ---------
Income before income taxes and minority
  interests.......................................        556.6        503.9      1,055.5        993.1
Provision for income taxes........................        207.4        198.3        393.6        390.9
                                                      ---------    ---------    ---------    ---------
Income before minority interests..................        349.2        305.6        661.9        602.2
Minority interests in net income of
  subsidiaries....................................         13.9          5.8         26.8         24.6
                                                      ---------    ---------    ---------    ---------
Net income........................................        335.3        299.8        635.1        577.6
Earnings retained for use in the business
  Beginning of period.............................      8,211.2      7,605.2      7,911.4      7,327.4
  Dividends.......................................       (100.0)         0.0       (100.0)         0.0
                                                      ---------    ---------    ---------    ---------
  End of period...................................    $ 8,446.5    $ 7,905.0    $ 8,446.5    $ 7,905.0
                                                      =========    =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                              JUNE 30,      DECEMBER 31,     JUNE 30,
                                                                1999            1998           1998
                                                              --------      ------------     --------
                                                             (UNAUDITED)                    (UNAUDITED)
ASSETS
  Cash and cash equivalents..............................    $    867.6      $    780.8     $  1,194.9
  Investments in securities..............................         647.4           725.8          777.6
  Finance receivables, net...............................     100,317.7        95,941.6       84,836.4
  Net investment, operating leases.......................      34,643.1        34,566.5       36,240.9
  Retained interest in securitized assets................       2,585.1         1,256.3        2,358.2
  Notes and accounts receivable from affiliated
     companies...........................................       5,414.5         1,099.8          898.3
  Other assets...........................................       3,520.4         2,877.0        1,912.7
                                                             ----------      ----------     ----------
          Total assets...................................    $147,995.8      $137,247.8     $128,219.0
                                                             ==========      ==========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
  Accounts payable
     Trade, customer deposits, and dealer reserves.......    $  3,321.6      $  3,009.6     $  3,447.9
     Affiliated companies................................       1,313.0         1,108.1          984.8
                                                             ----------      ----------     ----------
       Total accounts payable............................       4,634.6         4,117.7        4,432.7
  Debt...................................................     124,433.9       114,967.3      106,905.6
  Deferred income taxes..................................       3,454.5         3,157.7        3,039.2
  Other liabilities and deferred income..................       4,054.5         4,014.4        3,071.8
                                                             ----------      ----------     ----------
          Total liabilities..............................    $136,577.5      $126,257.1     $117,449.3
Minority interests in net assets of subsidiaries.........         396.3           346.0          357.1
Stockholder's Equity
  Capital stock, par value $100 a share, 250,000 shares
     authorized, issued and outstanding..................          25.0            25.0           25.0
  Paid-in surplus (contributions by stockholder).........       4,343.4         4,343.4        4,229.2
  Note receivable from affiliated company................      (1,517.0)       (1,517.0)      (1,517.0)
  Accumulated other comprehensive income/(loss)..........        (275.9)         (118.1)        (229.6)
  Retained earnings......................................       8,446.5         7,911.4        7,905.0
                                                             ----------      ----------     ----------
     Total stockholder's equity..........................      11,022.0        10,644.7       10,412.6
                                                             ----------      ----------     ----------
     Total liabilities and stockholder's equity..........    $147,995.8      $137,247.8     $128,219.0
                                                             ==========      ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998
                                 (IN MILLIONS)

                                                                       FIRST HALF
                                                                ------------------------
                                                                   1999          1998
                                                                   ----          ----
                                                                      (UNAUDITED)
Cash flows from operating activities
  Net income................................................    $    635.1    $    577.6
  Adjustments to reconcile net income to net cash (used
     in)/provided by operating activities
  Provision for credit losses...............................         606.5         592.0
  Depreciation and amortization.............................       3,808.4       3,535.7
  Gain on sales of finance receivables......................         (84.9)       (112.3)
  Increase in deferred income taxes.........................         292.8         229.1
  (Increase)/decrease in other assets.......................      (6,239.4)         96.4
  Decrease in other liabilities.............................         (40.2)       (907.9)
  Other.....................................................          50.4         137.1
                                                                ----------    ----------
  Net cash (used in)/provided by operating activities.......        (971.3)      4,147.7
                                                                ----------    ----------
Cash flows from investing activities
  Purchase of finance receivables (other than wholesale)....     (25,963.1)    (21,722.8)
  Collection of finance receivables (other than
     wholesale).............................................      18,755.1      13,734.4
  Purchase of operating lease vehicles......................     (12,543.4)    (11,392.8)
  Liquidation of operating lease vehicles...................       8,563.3       6,784.7
  Net change in wholesale receivables.......................      (2,239.8)       (879.3)
  Proceeds from sale of receivables.........................       5,005.0       5,106.7
  Purchase of investment securities.........................        (528.6)     (1,233.5)
  Proceeds from sale/maturity of investment securities......         607.1         797.9
  Other.....................................................         (93.6)        (49.2)
                                                                ----------    ----------
  Net cash used in investing activities.....................      (8,438.0)     (8,853.9)
Cash flows from financing activities
  Proceeds from issuance of long-term debt..................      12,384.5      11,206.2
  Principal payments on long-term debt......................      (7,564.6)     (8,943.3)
  Change in short-term debt, net............................       4,959.0       3,139.1
  Cash dividends paid.......................................        (100.0)          0.0
  Other.....................................................          (6.1)       (189.1)
                                                                ----------    ----------
  Net cash provided by financing activities.................       9,672.8       5,212.9
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (176.7)         (1.3)
                                                                ----------    ----------
  Net change in cash and cash equivalents...................          86.8         505.4
Cash and cash equivalents, beginning of period..............         780.8         689.5
                                                                ----------    ----------
Cash and cash equivalents, end of period....................    $    867.6    $  1,194.9
                                                                ==========    ==========
Supplementary cash flow information
  Interest paid.............................................    $  3,335.0    $  3,251.7
  Taxes paid................................................         123.6          65.9

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. FINANCE RECEIVABLES, NET (IN MILLIONS)

                                                               JUNE 30,      DECEMBER 31,     JUNE 30,
                                                                 1999            1998           1998
                                                               --------      ------------     --------
                                                              (UNAUDITED)                    (UNAUDITED)
Retail....................................................    $ 69,755.0      $67,732.7       $57,658.9
Wholesale.................................................      24,697.7       22,650.1        22,475.2
Other.....................................................       7,017.8        6,838.8         5,887.8
                                                              ----------      ---------       ---------
  Total finance receivables, net of unearned income.......     101,470.5       97,221.6        86,021.9
Less: Allowance for credit losses.........................      (1,152.8)      (1,280.0)       (1,185.5)
                                                              ----------      ---------       ---------
  Finance receivables, net................................    $100,317.7      $95,941.6       $84,836.4
                                                              ==========      =========       =========

NOTE 2. DEBT (IN MILLIONS)

                                           JUNE 30, 1999
                                  -------------------------------
                                  WEIGHTED AVERAGE                    JUNE 30,      DECEMBER 31,     JUNE 30,
                                  INTEREST RATES(A)    MATURITIES       1999            1998           1998
                                  -----------------    ----------     --------      ------------     --------
                                                                     (UNAUDITED)                    (UNAUDITED)
PAYABLE WITHIN ONE YEAR:
  Commercial paper..............                                     $ 52,563.0      $ 46,188.2     $ 40,854.9
  Other short-term debt (B).....                                        6,150.2         7,445.0        6,758.4
                                                                     ----------      ----------     ----------
       Total short-term debt....                                       58,713.2        53,633.2       47,613.3
  Long-term indebtedness payable
     within one year (C)........                                       10,737.0         9,689.2        9,791.5
                                                                     ----------      ----------     ----------
       Total payable within one
          year..................                                       69,450.2        63,322.4       57,404.8
PAYABLE AFTER ONE YEAR:
  Unsecured senior indebtedness
     Notes (D)..................        5.98%          2000-2078       52,990.9        49,899.0       48,222.5
     Debentures.................        3.26%          2001-2006        1,966.1         1,661.1        1,196.1
     Unamortized discount.......                                          (70.5)          (25.5)         (19.8)
                                                                     ----------      ----------     ----------
       Total unsecured senior
          indebtedness..........                                       54,886.5        51,534.6       49,398.8
  Unsecured long-term
     subordinated notes.........        8.27%               2005           97.2           110.3          102.0
                                                                     ----------      ----------     ----------
       Total payable after one
          year..................                                       54,983.7        51,644.9       49,500.8
                                                                     ----------      ----------     ----------
       Total debt...............                                     $124,433.9      $114,967.3     $106,905.6
                                                                     ==========      ==========     ==========

-------------------------
(A) Rates were variable on 0% of the debt payable after one year including the effects of interest rate swap agreements.

(B) Includes $787.1 million, $988.6 million, and $901.0 million with affiliated companies at June 30, 1999, December 31, 1998, and June 30, 1998, respectively.

(C) Includes $413.7 million, $394.9 million, and $735.9 million with affiliated companies at June 30, 1999, December 31, 1998, and June 30, 1998, respectively.

(D) Includes $2,969.0 million, $3,253.9 million, and $1,668.7 million with affiliated companies at June 30, 1999, December 31, 1998, and June 30, 1998, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 3. COMPREHENSIVE INCOME

     Ford Credit adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income", as of January 31, 1998. Other comprehensive income includes foreign currency translation adjustments, retained senior certificates, and net unrealized gains and losses on investments in equity securities. Total comprehensive income was as follows (in millions):

                                                                SECOND QUARTER        FIRST HALF
                                                               ----------------    -----------------
                                                                1999      1998      1999      1998
                                                                ----      ----      ----      ----
                                                                 (UNAUDITED)          (UNAUDITED)
Net income.................................................    $335.3    $299.8    $635.1    $ 577.6
Other comprehensive income.................................    (109.8)    (96.4)   (157.8)     (87.1)
                                                               ------    ------    ------    -------
     Total comprehensive income............................    $225.5    $203.4    $477.3    $ 490.5
                                                               ======    ======    ======    =======

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 4. SEGMENT INFORMATION

     Ford Credit adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective with year end 1998. Segment detail is summarized as follows (in millions):

                                       FORD CREDIT                    PERSONAL                         FORD CREDIT
                                          NORTH       FORD CREDIT     FINANCIAL      ELIMINATIONS/      FINANCIAL
                                         AMERICA     INTERNATIONAL    SERVICES     RECLASSIFICATIONS   STATEMENTS
                                       -----------   -------------    ---------    -----------------   -----------
                                                                     (UNAUDITED)
SECOND QUARTER
1999
Revenue.............................   $  4,458.4     $    876.1      $   69.7        $   (385.3)      $  5,018.9
Income
  Income before income taxes........        396.5          150.4          14.3              (4.6)           556.6
  Provision for income taxes........        145.7           58.5           5.7              (2.5)           207.4
       Net income...................        250.8           91.9           8.6             (16.0)           335.3
Other disclosures
  Depreciation on operating
     leases.........................      1,853.0          160.5            --             (59.4)         1,954.1
  Interest expense..................      1,650.3          375.9            --            (319.5)         1,706.7
1998
Revenue.............................   $  4,075.9     $    903.7      $  121.7        $   (250.2)      $  4,851.1
Income
  Income before income taxes........        316.1          145.4          26.5              15.9            503.9
  Provision for income taxes........        118.9           45.4          10.1              23.9            198.3
       Net income...................        197.2          100.0          16.4             (13.8)           299.8
Other disclosures
  Depreciation on operating
     leases.........................      1,729.2          181.8            --             (69.8)         1,841.2
  Interest expense..................      1,536.3          407.2            --            (252.5)         1,691.0
FIRST HALF
1999
Revenue.............................   $  8,575.6     $  1,775.7      $  148.5        $   (561.1)      $  9,938.7
Income
  Income before income taxes........        719.7          297.7          31.2               6.9          1,055.5
  Provision for income taxes........        256.8          121.9          12.2               2.7            393.6
       Net income...................        462.9          175.8          19.0             (22.6)           635.1
Other disclosures
  Depreciation on operating
     leases.........................      3,513.0          305.0            --             (22.6)         3,795.4
  Interest expense..................      3,197.6          777.1            --            (506.5)         3,468.2
  Finance receivables (including net
     investment operating
     leases)*.......................    130,245.5       27,429.9            --         (22,714.6)       134,960.8
  Total assets......................    136,108.3       28,917.4       1,639.3         (18,669.2)       147,995.8
1998
Revenue.............................   $  8,046.8     $  1,713.3      $  224.9        $   (575.4)      $  9,409.6
Income
  Income before income taxes........        642.4          290.9          49.0              10.8            993.1
  Provision for income taxes........        244.7          123.8          18.4               4.0            390.9
       Net income...................        397.7          167.1          30.6             (17.8)           577.6
Other disclosures
  Depreciation on operating
     leases.........................      3,359.9          259.8            --             (96.5)         3,523.2
  Interest expense..................      2,999.7          786.8            --            (485.0)         3,301.5
  Finance receivables (including net
     investment operating
     leases)*.......................    112,984.0       26,542.9            --         (18,449.6)       121,077.3
  Total assets......................    111,555.7       28,108.6       1,010.2         (12,455.5)       128,219.0

-------------------------

* Ford Credit managed receivables exclude allowance for credit losses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

     Ford Credit's consolidated net income in the second quarter of 1999 was $335 million, up $35 million or 12% from 1998. Compared with 1998, the increase in earnings primarily reflects higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by lower net financing margins.

     Credit losses as a percent of average net finance receivables including net investment in operating leases decreased to 0.67% in the second quarter of 1999 compared with 0.75% in the same period of 1998, reflecting an improvement in portfolio quality.

     The effective income tax rate was 37.3% for the second quarter of 1999 compared with 39.4% for the second quarter of 1998. The decrease in the effective tax rate resulted from reduced taxes on foreign income.

     The deterioration in net financing margins primarily reflects lower yields resulting from a shift to lower risk business, during the past 12 months, driven by Ford-sponsored special financing programs.

     Total net finance receivables and net investment in operating leases at June 30, 1999 were $135.0 billion, up $13.9 billion or 11% from a year earlier. The increase primarily results from Ford-sponsored special financing programs that are available exclusively through Ford Credit.

     During the second quarter of 1999, Ford Credit financed 43% of all new cars and trucks sold by Ford dealers in the U.S. compared with 39% in the same period of 1998. In Europe during the second quarter of 1999, Ford Credit financed 33% of all new vehicles sold by Ford dealers compared with 31% in the same period of 1998. In the second quarter of 1999, Ford Credit provided retail financing for
0.8 and 0.2 million new and used vehicles in the U.S. and Europe, respectively. In the second quarter of 1999, Ford Credit provided wholesale financing for 83% of Ford factory sales in the U.S. and 96% of Ford factory sales in Europe compared with 78% for the U.S. and 97% for Europe in the same period of 1998.

FIRST HALF 1999 COMPARED WITH 1998

     For the first half of 1999, Ford Credit's consolidated net income was $635 million, up $57 million or 10% from the first half of 1998. Compared with 1998, the increase in earnings primarily reflects higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by lower net financing margins. The deterioration in net financing margins primarily reflects higher depreciation on operating leases and a shift to lower risk business driven by Ford-sponsored special financing programs.

     During the first half of 1999, Ford Credit provided retail financing for 44% of all new cars and trucks sold by Ford dealers in the U.S. compared with 38% in the first half of 1998. In Europe, Ford Credit financed 32% of all new vehicles sold by Ford dealers in the first half of 1999 compared with 30% in the first half of last year. In the first half of 1999, Ford Credit provided retail financing for 1.6 and 0.4 million new and used vehicles in the U.S. and Europe, respectively. During the first half of 1999, Ford Credit provided wholesale financing for 83% of Ford U.S. factory sales and 95% of Ford Europe factory sales compared with 78% for the U.S. and 96% for Europe in the first half of 1998.

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

State of Readiness

     Set forth below is a timetable showing our internal target dates for compliance and the present status of compliance (at June 30, 1999) for each of the areas of Ford Credit's Y2K program. (These areas are described in the 10-K Report.) Ford Credit established these target dates well before December 31, 1999, to allow sufficient time to perform enterprise-wide testing and further validation of Y2K compliance.

                            YEAR 2000 PROGRAM TIMING
                           STATUS AS OF JUNE 30, 1999


                           ---------------------------------------------------------------------
                                  1996         1997         1998         1999        2000
                           ---------------------------------------------------------------------
Business Computer Systems                     Plan:  100% compliant by 6/99
                                                    Status:  97%

Critical External Alliances (Banks,
Credit Bureaus, Underwriters, etc.)           Plan:  100% ready* by 6/99
                                                    Status:  99%

Affiliates                                    Plan:  100% ready** by 6/99
                                                    Status:  100%

Critical End User Computing                   Plan:  100% compliant by 6/99
                                                    Status:  99%

Technical Infrastructure                      Plan:  100% compliant by 6/99
                                                    Status:  99%

Physical Properties and
Infrastructure                                Plan:  100% compliant by 6/99
                                                    Status:  84%


-------------------------

* "Ready" means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.

Y2K Costs

     Y2K compliance costs incurred through June 30, 1999, are estimated at $22 million. For additional information regarding Ford Credit's Y2K costs, see the 10-K report.

Y2K Contingency Plans

     Ford Credit has established a Y2K business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes have been developed and will be validated by September 1999. Additionally, a Global Response Center is being launched as an information clearinghouse for the most current Y2K status available as year-end 1999 approaches.

     For additional information regarding Ford Credit's state of readiness regarding Year 2000 Date Conversions, see the 10-K Report.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford Credit anticipates having types (a) and (b) of these hedges, and will comply with the requirements of SFAS 133 when adopted beginning January 1, 2001. Ford Credit has not yet determined the effect of adopting SFAS 133.

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

     Ford Credit's outstanding debt at June 30, 1999 and at the end of each of the last four years was as follows (in millions):

                                                                           DECEMBER 31
                                                JUNE 30,    ------------------------------------------
                                                  1999        1998        1997       1996       1995
                                                --------      ----        ----       ----       ----
Commercial paper & STBAs(a).................    $ 53,698    $ 48,636    $ 42,311    $38,774    $40,419
Other short-term debt(b)....................       5,015       4,997       3,897      4,243      1,781
Long-term debt (including current
  portion)(c)...............................      65,721      61,334      54,517     55,007     49,980
                                                --------    --------    --------    -------    -------
          Total debt........................    $124,434    $114,967    $100,725    $98,024    $92,180
                                                ========    ========    ========    =======    =======
United States...............................    $ 96,173    $ 85,394    $ 78,443    $76,635    $73,178
Europe......................................      14,469      16,653      12,491     14,028     13,013
Other international.........................      13,792      12,920       9,791      7,361      5,989
                                                --------    --------    --------    -------    -------
          Total debt........................    $124,434    $114,967    $100,725    $98,024    $92,180
                                                ========    ========    ========    =======    =======
Memo:
  Total support facilities (billions) as of
     June 30, 1999 and December 31,
     1998 - 1995, respectively:
     Ford Credit U.S. ......................    $   25.9    $   26.9    $   26.6    $  27.2    $  27.4
     FCE Bank...............................         5.0         5.3         5.2        5.7        4.7

-------------------------
(a) Short-term borrowing agreements with bank trust departments.

(b) Includes $787 million, $989 million, $831 million, $2,478 million, and $176 million with affiliated companies at June 30, 1999, December 31, 1998, December 31, 1997, December 31, 1996, and December 31, 1995, respectively.

(c) Includes $3,383 million, $3,649 million, $3,547 million, $4,237 million and $1,174 million with affiliated companies at July 1, 1999, December 31, 1998, December 31, 1997, December 31, 1996, and December 31, 1995, respectively.

     Support facilities represent additional sources of funds, if required. At July 1, 1999, Ford Credit had approximately $18.2 billion of contractually committed facilities. In addition, approximately $7.7 billion of Ford lines of credit may be used by Ford Credit at Ford's option. These credit lines have various maturity dates through June 30, 2004 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.5 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

     Additionally, at July 1, 1999, there were approximately $4.4 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") use. In addition, $615 million of Ford lines of credit may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2004 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by FCE Bank.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not required.

ITEM 5. OTHER INFORMATION

                          INFORMATION CONCERNING FORD

     Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended June 30, 1999 and 1998 (in millions except amounts per share):

                                                            SECOND QUARTER        FIRST HALF
                                                           -----------------   -----------------
                                                            1999      1998      1999      1998
                                                            ----      ----      ----      ----
Sales and revenues.......................................  $42,282   $37,289   $80,167   $73,873
Total costs and expenses.................................   38,712    33,816    73,691    67,784
Operating income.........................................    3,570     3,473     6,476     6,089
Automotive net interest income...........................        2       110        49       233
Automotive equity in net income/(loss) of affiliated
  companies..............................................       --        18        50         8
Gain on spin-off of The Associates.......................       --        --        --    15,955
Income before income taxes...............................    3,572     3,601     6,575    22,285
Provision for income taxes...............................    1,198     1,192     2,203     2,164
Minority interests in net income of subsidiaries.........       36        28        55        94
Net income...............................................  $ 2,338   $ 2,381   $ 4,317   $20,027
Amounts Per Share of Common Stock and Class B Stock after
  Preferred Stock Dividends
Basic Income.............................................  $  1.93   $  1.96   $  3.57   $ 16.47
Diluted Income...........................................  $  1.89   $  1.91   $  3.48   $ 16.11
Cash Dividends per share.................................  $  0.46   $  0.42   $  0.92   $  0.84

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FORD



OVERVIEW

         Unless otherwise indicated, Ford's second quarter 1999 results and financial condition discussed below include the second quarter 1999 results and financial condition of AB Volvo's worldwide passenger car business ("Volvo Car"), which Ford purchased on March 31, 1999.

         Ford's worldwide net income was $2,338 million in the second quarter of 1999, or $1.89 per diluted share of Common and Class B Stock. These earnings include a one-time profit reduction of $146 million, or $0.11 per diluted share of Common and Class B Stock, related to the acquisition of Volvo Car. Ford was required to write-up Volvo Car's inventory, resulting in a one-time increase in cost of sales. Excluding the one-time profit reduction of $146 million, Ford's second quarter 1999 operating earnings would have been $2,484 million, or $2.00 per diluted share of Common and Class B Stock. In the second quarter of 1998, earnings were $2,381 million, or $1.91 per diluted share. Ford's worldwide sales and revenues were $42.3 billion in the second quarter of 1999, up $5 billion from a year ago. This includes Volvo Car revenues of $3.4 billion for the second quarter of 1999. Vehicle unit sales of cars and trucks were 1,928,000, up 135,000 units. Stockholders' equity was $26.2 billion at June 30, 1999, up $2.8 billion from December 31, 1998.

SECOND QUARTER RESULTS OF OPERATIONS

         Results of Ford's operations by major business sector for the second quarter of 1999 and 1998 are shown below (in millions).

                                                                         Second Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------
                  Automotive Sector                             $1,931       $2,051        $(120)
                  Financial Services Sector                        407          330           77
                                                                ------       ------         ----

                  Total Company                                 $2,338       $2,381        $ (43)
                                                                ======       ======        =====


Automotive Sector

           Worldwide earnings for Ford's Automotive sector were $1,931 million in the second quarter of 1999 on sales of $35.9 billion. On an operating basis, a measure that excludes the inventory-related profit reduction for Volvo Car, Ford's second quarter earnings would have been $2,077 million. Earnings in the second quarter of 1998 were $2,051 million on sales of $31.3 billion. Adjusted for constant volume and mix, total automotive costs were down $300 million compared with the second quarter of 1998.

           Details of second quarter Automotive sector earnings are shown below (in millions).

                                                                         Second Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                            O/(U)
                                                                  1999         1998         1998
                                                              ------------ ------------  -----------
                  North American Automotive                     $1,969       $1,655        $ 314

                  Automotive Outside North America
                  - Europe                                          89          310         (221)
                  - South America                                 (120)          14         (134)
                  - Other                                           (7)          72          (79)
                                                                -------      ------         ----
                   Total Automotive Outside
                    North America                                  (38)         396         (434)
                                                                ------       ------        -----

                     Total Automotive Sector                    $1,931       $2,051        $(120)
                                                                ======       ======        =====

         Automotive sector earnings in North America were $1,969 million in the second quarter of 1999 on sales of $25.8 billion. In the second quarter of 1998, earnings were $1,655 million on sales of $22.7 billion. The increase in earnings reflects primarily increased volume and lower material cost. The after-tax return on sales for Ford's North American Automotive sector was 7.7% in the second quarter of 1999, up 4/10 of a percentage point from a year ago.

         In the second quarter of 1999, 4.7 million new cars and trucks were sold in the United States, up 200,000 units from a year ago. Ford's share of those unit sales was 24.7% in the second quarter of 1999, up 7/10 of a percentage point from a year ago.

         Ford's Automotive sector earnings in Europe were $89 million in the second quarter of 1999. Excluding the inventory-related profit reduction for Volvo Car of $125 million, Ford's operating earnings would have been $214 million, down $96 million from a year ago. The deterioration reflects primarily lower sales volume and unfavorable mix for Ford-branded vehicles. Even with the addition of Volvo Car, it will be a challenge for Ford to achieve its 1999 milestone to grow operating earnings.

         In the second quarter of 1999, 4.4 million new cars and trucks were sold in Europe, up 300,000 units from a year ago. Ford's share of those unit sales was 11.5% in the second quarter of 1999, up 1.1 percentage points from a year ago. Ford's market share increased because of the addition of Volvo Car sales.

         Ford's Automotive sector in South America had losses of $120 million in the second quarter of 1999, compared with earnings of $14 million a year ago. The decline was the result of lower volumes, exchange impact of the Real devaluation and higher interest costs.

         In the second quarter of 1999, 336,000 new cars and trucks were sold in Brazil, compared with 421,000 a year ago. Ford's share of those unit sales was 10.5% in the second quarter of 1999, down 3.3 percentage points from a year ago. The decline in market share reflects primarily shortages of dealer stocks because of an earlier carrier strike and increased competition from new and existing manufacturers who are aggressively competing for the lower base.

         Ford's Visteon operations, included in its Automotive sector, earned $282 million on revenues of $5,063 million in the second quarter of 1999, compared with earnings of $241 million on revenues of $4,725 million in the second quarter of 1998. This earnings increase reflects primarily improved volume and mix and lower material costs, partially offset by price reductions to customers. Visteon's after-tax return on sales in the second quarter of 1999 was 5.7%, up 6/10 of a percentage point from a year ago.

Financial Services Sector

         Earnings of Ford's Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of second quarter Financial Services sector earnings are shown below (in millions).


                                                                  Second Quarter
                                                                Net Income/(Loss)
                                                       -------------------------------------
                                                                                     1999
                                                                                    O/(U)
                                                          1999          1998         1998
                                                       ----------   -----------  -----------
                  Ford Credit                             $335         $300         $35
                  Hertz                                     88           75          13
                  Minority interests, Eliminations,
                   and Other                               (16)         (45)         29
                                                          ----         ----         ---

                     Total Financial Services Sector      $407         $330         $77
                                                          ====         ====         ===

                  Memo: Ford's share of earnings in
                  Hertz                                   $ 71         $ 60         $11

         For a discussion of Ford Credit's results of operations in second quarter 1999, See Item 2. "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Ford Credit Second Quarter 1999 Compared with Second Quarter 1998".

         Earnings at Hertz in the second quarter of 1999 were $88 million (of which $71 million was Ford's share), compared with earnings of $75 million (of which $60 million was Ford's share) a year ago.

FIRST HALF RESULTS OF OPERATIONS

         Results of Ford's operations by major business sector for the first half of 1999 and 1998 are shown below (in millions).


                                                                           First Half
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                            O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------
                  Automotive Sector                             $3,582      $ 3,286      $    296
                  Financial Services Sector                        735          609           126
                                                                ------      -------      --------


                  Total Operations                              $4,317      $ 3,895      $    422

                  Gain on Spin-Off of The Associates                 -       15,955       (15,955)
                  The Associates (net of Minority Interest)          -          177*         (177)
                                                                ------      -------      --------

                  Total Company                                 $4,317      $20,027      $(15,710)
                                                                ======      =======      ========


                  - - - - -
                  * Through March 12, 1998

         Ford's worldwide earnings in the first half of 1999 were $4,317 million. First half 1998 operating earnings were $3,895 million, excluding all income and a one-time gain related to The Associates. Worldwide sales and revenues in the first half of 1999 were $80.2 billion, up $6.3 billion from a year ago. Vehicle unit sales of cars and trucks were 3,703,000, up 182,000 units.

Automotive Sector

         Worldwide earnings for Ford's Automotive sector were $3,582 million in the first half of 1999 on sales of $67.9 billion. Earnings in the first half of 1998 were $3,286 million on sales of $60.4 billion. The earnings improvement reflects primarily higher North America profits, offset partially by lower earnings in all other regions.

           Automotive sector earnings in the first half of 1999 and 1998 are shown below (in millions).

                                                                  First Half
                                                               Net Income/(Loss)
                                                    ----------------------------------------
                                                                                   1999
                                                                                   O/(U)
                                                       1999          1998          1998
                                                    ------------  ------------  ------------
                  North American Automotive           $3,557        $2,665         $892

                  Automotive Outside North America
                  - Europe                               254           540         (286)
                  - South America                       (285)          (31)        (254)
                  - Other                                 56           112          (56)
                                                      ------        ------         ----
                   Total Automotive Outside
                    North America                         25           621         (596)
                                                      ------        ------         ----

                     Total Automotive Sector          $3,582        $3,286         $296
                                                      ======        ======         ====

         Automotive sector earnings in North America were $3,557 million in the first half of 1999, up $892 million from the first half of 1998. The increase reflects primarily increased volume and lower material cost. The North American Automotive after-tax return on sales was 7.1% in the first half of 1999, up 9/10 of a percentage point from a year ago.

        In the first half of 1999, 8.8 million new cars and trucks were sold in the United States, up 600,000 units from a year ago. Ford's share of those unit sales was 24.7% in the first half of 1999, up 7/10 of a percentage point from a year ago.

         Automotive sector earnings in Europe in the first half of 1999 were $254 million, down $286 million from the first half a year ago. The deterioration is explained by lower sales volume, a less favorable mix for Ford-branded vehicles and a $125 million one-time inventory-related profit reduction for Volvo Car, partially offset by a $165 million gain from the sale of Ford's interest in AutoEuropa to Volkswagen AG in the first quarter of 1999.

         In the first half of 1999, 9 million new cars and trucks were sold in Europe, up 600,000 units from a year ago. Ford's share of those unit sales was 10.7% in the first half of 1999, down 2/10 of a percentage point from a year ago. Ford's market share decrease reflects lower shares for Mondeo and Fiesta, partially offset by the addition of Volvo Car sales.

         Automotive sector losses in South America were $285 million in the first half of 1999, compared with losses of $31 million in the first half a year ago. In the first half of 1999, 612,000 new cars and trucks were sold in Brazil, compared with 805,000 a year ago. Ford's share of those unit sales was 9.7% in the first half of 1999, down 4 percentage points from a year ago.

         Visteon earned $490 million on revenues of $9,835 million in the first half of 1999, compared with $430 million on revenues of $9,103 million in the first half a year ago. The increase in earnings reflects primarily improved volume and mix and lower material costs, partially offset by price reductions to customers. The after-tax return on sales was 5% in the first half of 1999, up 3/10 of a percentage point from a year ago.

Financial Services Sector

         Higher earnings at Ford Credit and Hertz in the first half of 1999, compared with the first half of 1998, reflect primarily the same factors as those described in the discussion of second quarter results of operations. Financial Services sector earnings in the first half of 1999 and 1998 are shown below (in millions).

                                                                     First Half
                                                                 Net Income/(Loss)
                                                       ---------------------------------------
                                                                                     1999
                                                                                     O/(U)
                                                          1999         1998          1998
                                                       -----------  ------------  ------------
                  Ford Credit                             $635       $   578       $     57
                  Hertz                                    137           110             27
                  Minority interests, Eliminations,
                   and Other                               (37)          (79)            42
                                                          ----       -------       --------
                     Financial Services (excluding
                       The Associates)                     735           609            126
                  The Associates                             -           177*          (177)
                  Gain on Spin-off of
                   The Associates                            -        15,955        (15,955)
                                                          ----       -------       --------

                     Total Financial Services Sector      $735       $16,741       $(16,006)
                                                          ====       =======       =========



                  - - - - -
                  * Through March 12, 1998

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

         At June 30, 1999, Ford's Automotive sector had $24 billion of cash and marketable securities, up $154 million from December 31, 1998.

         Automotive capital expenditures, including the effect of adopting the accounting change for the capitalization of computer software (Statement of Position 98-1), totaled $3.1 billion in the first half of 1999, down $0.7 billion from in the first half of 1998.

         At June 30, 1999, Ford's Automotive sector had total debt of $11.4 billion, compared with $9.8 billion at December 31, 1998. This amount was 30.3% of Ford's total capitalization (that is, the sum of stockholders' equity and Automotive debt) at the end of the second quarter of 1999, slightly above the percent of total debt to total capitalization at December 31, 1998.

         At July 1, 1999, Ford had long-term contractually committed global credit agreements under which $8.6 billion is available from various banks; 85% are available through June 30, 2004. The entire $8.6 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8.3 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc (formerly known as Ford Credit Europe plc). In addition, at July 1, 1999, $468 million of contractually committed credit facilities were available to various Automotive sector affiliates outside the U.S. Approximately $330 million of these facilities were in use at July 1, 1999.

         On July 9, 1999, Ford's committed to issue $1.8 billion of long-term debt securities in a global public offering, which is scheduled to close on July 16, 1999.

Financial Services Sector

         At June 30, 1999, Ford's Financial Services sector had cash and cash equivalents totaling $1.2 billion, unchanged from December 31, 1998.

         Net receivables and lease investments were $142 billion at June 30, 1999, up $9.1 billion from December 31, 1998.

         Total debt was $132.2 billion at June 30, 1999, up $9.9 billion from December 31, 1998.

         Outstanding commercial paper at June 30, 1999 totaled $52.6 billion at Ford Credit, and $2.3 billion at Hertz, with an average remaining maturity of 22 days and 24 days, respectively.

         At July 1, 1999, Ford's Financial Services sector had a total of $26.8 billion of contractually committed support facilities (excluding the $8.3 billion available under Ford's global credit agreements). Of these facilities, $22.6 billion are contractually committed global credit agreements under which $18.2 billion and $4.4 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 53% and 71%, respectively of such facilities are available through June 30, 2004. The entire $18.2 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.4 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At July 1, 1999, $100 million of the Ford Credit global facilities were in use and $360 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services sector support facilities at July 1, 1999 consisted of $2.1 billion of contractually committed support facilities available to Hertz in the U.S. and $2.1 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 1999, approximately $1 billion of these facilities were in use. Furthermore, banks provide $1,450 million of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

         On July 9, 1999, Ford Credit committed to issue $6.8 billion of debt securities in a global public offering which is scheduled to close on July 16, 1999.

VOLVO CAR

         On March 31, 1999, Ford purchased Volvo Car for approximately $6.45 billion. The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001, and Volvo Car automotive net indebtedness of approximately $2.9 billion. Most automotive indebtedness was repaid on April 12, 1999. The purchase price payment and automotive debt repayments were funded from our cash reserves.

         The acquisition has been accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations, since the date of acquisition, are included in Ford's financial statements on a consolidated basis.

         The purchase price for Volvo Car has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is approximately $2.5 billion and is being amortized on a straight-line basis over 40 years. The purchase price allocation included a write-up of inventory to fair value; the sale of this inventory in the second quarter of 1999 resulted in a one-time increase in cost of sales of $146 million after-tax.

         Assuming the acquisition had taken place on January 1, 1999 and 1998, unaudited pro forma revenue for Ford (Automotive and Financial Services) would have been approximately $83.5 billion and $80.1 billion for each of the six month periods ended June 30, respectively. Excluding the unfavorable inventory profit effect in the second quarter of 1999, pro forma effects on net income and earnings per share would not have been material

KWIK-FIT

         As of June 30, 1999, Ford acquired approximately 96% of the outstanding stock of Kwik-Fit Holdings plc ("Kwik-Fit"). Kwik-Fit is Europe's largest independent vehicle maintenance and light repair chain, with over 1,600 service centers in the United Kingdom, Ireland and continental Europe. Ford's offer price is (pound)5.60 (approximately the equivalent of $9.05) per share, or an aggregate of (pound)1,013 million including acquisition-related costs (approximately the equivalent of $1.6 billion). The payments through June 30, 1999 amounted to approximately (pound)966 million which was a combination of a cash payment of (pound)862 million and a payable to certain shareholders of (pound)104 million. Ford expects to purchase the remaining Kwik-Fit shares by the end of July 1999. The purchase has been funded from Ford's cash reserves.

         The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Kwik-Fit will be included in Ford's financial statements on a consolidated basis beginning in the third quarter of 1999. Ford's investment in Kwik-Fit at June 30, 1999, is included in Equity in Net Assets of Affiliated Companies on its financial statements.

PLASTIC OMNIUM

         On June 30, 1999, Ford purchased (through Visteon) Plastic Omnium's automotive interior business for approximately $500 million. The automotive interior business of Plastic Omnium has 14 facilities in four countries in
Europe: France, Spain, Italy and the UK. The purchase was funded from cash reserves.

         The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Plastic Omnium will be included in Ford's financial statements on a consolidated basis beginning in the third quarter of 1999. Ford's investment in Plastic Omnium at June 30, 1999 is included in Equity in Net Assets of Affiliated Companies on our financial statements.

YEAR 2000 DATE CONVERSION

General

         An issue affecting Ford and others is the inability of many computer systems and applications to process the year 2000 and beyond ("Y2K"). To address this problem, in 1996, Ford initiated a global Y2K program to manage its overall Y2K compliance effort. As part of this program, Ford established a global Central Program Office to coordinate its Y2K compliance efforts. Ford also established a Y2K Steering Committee comprised of senior executives to address compliance issues. Ford's Y2K program has been certified by the Information Technology Association of America as meeting its Y2K best practices standards.

         With the acquisition of Volvo Car, Ford assessed Volvo Car's Y2K compliance efforts. In general, Volvo Car is following sound compliance and program management processes. Volvo Car's Y2K compliance program is on target to achieve all of its 1999 objectives.

State of Readiness

         Set forth below is a timetable showing Ford's internal target dates for compliance and the present status of compliance (at June 30, 1999) for each of the areas of our Y2K program. (These areas are described in detail on pages 42 and 43 of Ford's 10-K Report.) Ford established these target dates well before December 31, 1999 to allow sufficient time to perform enterprise-wide testing and further validation of our Y2K compliance.

                              YEAR 2000 PROGRAM TIMING
                             Status as of June 30, 1999


                           ---------------------------------------------------------------------
                                  1996         1997         1998         1999        2000
                           ---------------------------------------------------------------------
Business Computer Systems                     Plan:  100% compliant by 6/99
                                                    Status:  97% a/


Plant Floor Equipment                         Plan:  100% compliant by 6/99
                                                    Status:  99% b/

Production and
Critical Non-Production Suppliers             Plan:  100%  ready c/ by 6/99
                                                    Status:  90%

Vehicle Components                            Plan:  100% compliant by 6/99
                                                    Status:  100%

Affiliates                                    Plan:  100% ready c/  by 6/99
                                                    Status:  100%

PD Test Equipment                             Plan:  100% compliant by 6/99
                                                    Status:  92% d/

Critical End-User Computing                   Plan:  100% compliant by 6/99
                                                    Status:  97%

Technical Infrastructure                      Plan:  100% compliant by 6/99
                                                    Status:  95%

Dealers                                           Plan:  100% ready c/  by 9/99
                                                         Status:  97%

Physical Properties and
Infrastructure                                Plan:  100% compliant by 6/99
                                                    Status:  97%



--------------------
 (a/) 98% of critical business computer systems were compliant at June 30, 1999. (b/) 99% of critical plant floor equipment was compliant at June 30, 1999.
 (c/) "Ready" means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.
 (d/) 87% of critical PD test equipment was compliant at June 30, 1999.

Y2K Costs

         Including Volvo, Ford estimate that it will spend about $400 million for its Y2K compliance efforts. Ford will incur this amount over about a three-year period that commenced mid-1997 and will end mid-2000. Y2K compliance costs incurred through June 30, 1999 are estimated at about $280 million. Ford's annual Y2K costs relating to information technology have represented and are expected in the future to represent about 10% of its total annual information technology budget.

Y2K Contingency Plans

         Ford has established a Y2K business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes have been developed and will be validated by September 1999. Additionally, a Global Response Center was launched as an information clearinghouse for the most current Y2K status available as we approach year-end 1999.

NEW ACCOUNTING STANDARDS

New Standards

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford anticipates having each of these types of hedges, and Ford will comply with the requirements of SFAS 133 when Ford adopts it. Based on the May 1999 announcement by the Financial Accounting Standards Board to delay the implementation date by one year, Ford expects to adopt SFAS 133 beginning January 1, 2001. Ford has not yet determined the effect of adopting SFAS 133.

Product Liability Matters

         Bronco Rollover Jury Verdict. On July 12, 1999, a state court jury in Modesto, California returned a verdict against Ford stemming from a 1993 accident in which three family members were killed when their 1978 Bronco rolled over. The jury concluded that Ford was seventy-eight percent responsible for the deaths, and awarded the family $6 million in compensatory damages and $290 million in punitive damages. Ford believes this result is inconsistent with the evidence introduced at trial and will appeal the verdict.

Class Actions

         TFI Module. (Previously discussed in the second full paragraph on page 22 of the 10-K Report.) Trial in the California case began on May 11, 1999. We expect a verdict in September or October.

         Windstar Transmission. (Previously discussed in the last paragraph on page 16 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 10-Q Report").) Plaintiffs amended their complaint to add residents of Canada as named plaintiffs. We are preparing a motion to dismiss.

         Lease Agreement Disclosure. (Previously discussed in the last paragraph on page 23 of the 10-K Report and the second paragraph on page 16 of the First Quarter 10-Q Report) In addition to the ten of the twenty cases discussed in the 10-K Report and First Quarter 10-Q Report as having been dismissed in various state courts, Kansas, New York and Ohio state courts have recently dismissed purported class actions alleging that Ford Credit and Primus leasing contracts improperly failed to disclose acquisition and administrative fees that are included in the amount of customer's monthly lease payment.

         Head Gaskets. On April 29, 1999, a purported nationwide class action was filed in Maryland state court alleging premature head gasket failure, resulting in coolant leakage and engine failure, in 1992-1995 Taurus/Sables, 1992-1995 Continentals, and 1995 Windstars with 3.8 liter engines. Plaintiffs seek unspecified monetary relief and an injunction requiring the Company to recall all affected vehicles. Ford has removed the case to federal court, but Plaintiffs are likely to move to remand to state court, and such a motion is likely to be granted. Once the issue of federal court jurisdiction is resolved, we will file a motion to dismiss the complaint.

          Retail Lessee Insurance Coverage. On May 24, 1999, Michigan Mutual Insurance Company was served with a purported class action complaint in federal court in Florida alleging that the Ford Commercial, General Liability and Business Automobile Insurance Policy, and the Personal Auto Supplement to that policy, provides uninsured/underinsured motorist coverage and medical payment coverage to retail lessees of Ford vehicles (e.g., to Red Carpet lessees). Ford is required to defend and indemnify Michigan Mutual. The complaint rests on an untenable interpretation of the Michigan Mutual policy, which was intended to cover company cars and lease evaluation vehicles. Unfortunately, however, the Florida Court of Appeals in a prior action brought by a single individual, has accepted Plaintiffs' interpretation of the policy. The Florida court's opinion should not be controlling in federal court, but it does create a substantial impediment to the early resolution of this case. The policy language was recently amended to expressly exclude retail lessees, but this amendment probably will not affect the claims of retail lessees injured before the amendment's effective date. Ford is considering a motion to dismiss based on the policy language attached to the complaint.

         Seat Backs. Four purported statewide class actions have been filed in state courts in Maryland, Pennsylvania, New Jersey and New York against Ford, GM and DaimlerChrysler alleging that seat backs with single recliner mechanisms are defective. The identical suits allege that the vehicles at issue have seats that are unreasonably dangerous because they are unstable and susceptible to backward collapse in rear impact collisions. The purported class in each state consists of all persons who own a class vehicle (defined as various 1993-1998 model lines for each manufacturer) and specifically excludes all persons who have suffered personal injury as a result of the rearward collapse of a seat. For each of the eight counts alleged, Plaintiffs seek monetary damages of up to $5,000 on behalf of each class member. Ford plans to remove the case to federal court and to file motions to dismiss all of the claims.

Environmental Matters

         CCA Lawsuit (Previously discussed in the last paragraph on page 20 of the 10K Report). CCA has informed Ford that it intends to withdraw its appeal.


Other Information - Ford

Governmental Standards

         Mobile Source Emissions Control (Previously discussed on page 14 of the 10-K Report). The federal Clean Air Act imposes limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines sold in the U.S. Most light duty vehicles must comply with these standards for 10 years or 100,000 miles, whichever first occurs. In May 1999, the U.S. Environmental Protection Agency ("EPA") proposed new vehicle emissions standards for model years 2004 and beyond. The proposed standards would require that light-duty trucks meet the same emissions standards as passenger cars no later than the 2009 model year. The complexity of the proposed standards may impair our ability to certify vehicles, and likely would hinder the use of diesel technology. EPA intends to issue final standards by the end of 1999. Depending on their form and content, the final standards may impact Ford's ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

         Motor Vehicle Safety - Fastener Quality Act (Previously discussed in the second full paragraph on page 17 of the 10-K Report). On June 8, the President signed the Fastener Quality Act Amendments Act of 1999 which exempts the majority of fasteners used by us and other vehicle manufacturers and significantly reduces the testing and record keeping requirements imposed on the remaining covered fasteners. Consistent with a favorable Commerce Department report, the new law recognizes the substantial improvements in fastener quality due to proprietary fastener standards and quality assurance systems like ISO 9000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Please refer to the Exhibit Index on page 26


     (b) Reports on Form 8-K during the quarter ended June 30, 1999:

        DATE OF REPORT                     ITEM                     FINANCIAL STATEMENTS FILED
        --------------                     ----                     --------------------------
April 15, 1999.................    Item 5 -- Other          News Release dated April 15, 1999 of Ford
                                   Events                   Motor Credit Company and Subsidiaries for
                                                            the quarter ended March 31, 1999 with
                                                            attachments and News Release dated April
                                                            15, 1999 of Ford Motor Company and
                                                            subsidiaries for the quarter ended March
                                                            31, 1999, with attachments.
May 27, 1999...................    Item 5 -- Other          None
                                   Events

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FORD MOTOR CREDIT COMPANY
                                                  (Registrant)

                                          By:        /s/ E. S. ACTON
                                            ------------------------------------
                                                        E. S. Acton
                                                 Vice President -- Finance
                                                 (Chief Financial Officer)
July 15, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:

     We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at June 30, 1999 and 1998, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended June 30, 1999. These financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1998 and the related consolidated statements of income and earnings retained for use in the business and cash flows for the year then ended (not presented herein); and in our report dated January 20, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
July 13, 1999

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                                 EXHIBIT INDEX

SEQUENTIAL
DESIGNATION                          DESCRIPTION                              METHOD OF FILING
-----------                          -----------                              ----------------
   12-A        Calculation of ratio of earnings to fixed charges of       Filed with this Report.
               Ford Credit.
   12-B        Calculation of ratio of earnings to fixed charges of       Filed with this Report.
               Ford.
   15          Letter from PricewaterhouseCoopers LLP dated July 13,      Filed with this Report.
               1999 regarding unaudited interim financial information.
   27          Financial Data Schedule.                                   Filed with this Report.