Form 10-Q
period 1999-09-30
FORD MOTOR CREDIT CO
filed 1999-11-12
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of October 31, 1999.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                           PAGE 1 OF 32
                 EXHIBIT INDEX APPEARS AT PAGE 28.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        Consolidated Statement of Income
                and of Earnings Retained for Use in the Business
                For the Periods Ended September 30, 1999 and 1998
                                  (in millions)

                                                                   Third Quarter                           Nine Months
                                                         ---------------------------------        --------------------------------
                                                              1999                1998                 1999               1998
                                                         -------------       -------------        -------------      -------------
                                                                    (Unaudited)                             (Unaudited)
Financing revenue
   Operating leases                                      $     2,422.2       $     2,431.0        $     7,345.2      $     7,257.3
   Retail                                                      1,827.4             1,459.4              5,126.8            4,277.1
   Wholesale                                                     403.1               366.5              1,217.8            1,247.2
   Other                                                         105.7                92.5                299.2              283.6
                                                         -------------       -------------        -------------      -------------
      Total financing revenue                                  4,758.4             4,349.4             13,989.0           13,065.2
Depreciation on operating leases                              (1,864.8)           (1,791.7)            (5,660.2)          (5,314.9)
Interest expense                                              (1,836.9)           (1,662.0)            (5,305.1)          (4,963.5)
                                                         -------------       -------------        -------------      -------------
      Net financing margin                                     1,056.7               895.7              3,023.7            2,786.8
Other revenue
   Insurance premiums earned                                      75.3                68.8                178.1              224.9
   Investment and other income                                   298.3               256.8                903.6              794.5
                                                         -------------       -------------        -------------      -------------
      Total financing margin and revenue                       1,430.3             1,221.3              4,105.4            3,806.2
Expenses
   Operating expenses                                            539.0               394.9              1,453.9            1,240.4
   Provision for credit losses                                   301.4               290.2                907.9              882.2
   Other insurance expenses                                       73.8                68.4                172.0              222.7
                                                         -------------       -------------        -------------      -------------
      Total expenses                                             914.2               753.5              2,533.8            2,345.3
                                                         -------------       -------------        -------------      -------------
Income before income taxes and minority interests                516.1               467.8              1,571.6            1,460.9
Provision for income taxes                                       193.7               184.1                587.3              575.0
                                                         -------------       -------------        -------------      -------------
Income before minority interests                                 322.4               283.7                984.3              885.9
Minority interests in net income of subsidiaries                   5.5                11.3                 32.3               35.9
                                                         -------------       -------------        -------------      -------------
Net income                                                       316.9               272.4                952.0              850.0
Earnings retained for use in the business
   Beginning of period                                         8,446.5             7,905.0              7,911.4            7,327.4
   Dividends                                                    (350.0)              (80.0)              (450.0)             (80.0)
                                                         -------------       -------------        -------------      -------------
   End of period                                         $     8,413.4       $     8,097.4        $     8,413.4      $     8,097.4
                                                         =============       =============        =============      =============


                              The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  (in millions)

                                                                September 30,       December 31,     September 30,
                                                                     1999               1998              1998
                                                                ---------------    ---------------   ---------------
                                                                    (Unaudited)                          (Unaudited)
Assets
 Cash and cash equivalents                                      $         791.9    $         780.8   $         504.1
 Investments in securities                                                494.3              725.8             774.0
 Finance receivables, net                                             100,088.4           95,941.6          84,700.6
 Net investment, operating leases                                      33,891.0           34,566.5          35,434.7
 Retained interest in securitized assets                                3,698.1            1,256.3           1,974.5
 Notes and accounts receivable from affiliated companies                5,728.8            1,099.8           1,109.8
 Other assets                                                           3,184.7            2,877.0           2,125.6
                                                                ---------------    ---------------   ---------------
      Total assets                                              $     147,877.2    $     137,247.8   $     126,623.3
                                                                ===============    ===============   ===============

Liabilities and Stockholder's Equity
Liabilities
 Accounts payable
    Trade, customer deposits, and dealer reserves               $       2,922.8    $       3,009.6   $       3,448.9
    Affiliated companies                                                1,432.0            1,108.1           1,034.4
                                                                ---------------    ---------------   ---------------
      Total accounts payable                                            4,354.8            4,117.7           4,483.3
 Debt                                                                 124,315.8          114,967.3         104,664.4
 Deferred income taxes                                                  3,584.8            3,157.7           3,206.4
 Other liabilities and deferred income                                  4,182.6            4,014.4           3,186.1
                                                                ---------------    ---------------   ---------------
      Total liabilities                                         $     136,438.0    $     126,257.1   $     115,540.2
 Minority interests in net assets of subsidiaries                         408.3              346.0             387.1
 Stockholder's Equity
   Capital stock, par value $100 a share,
      250,000 shares authorized, issued
      and outstanding                                                      25.0               25.0              25.0
   Paid-in surplus (contributions by stockholder)                       4,341.2            4,343.4           4,229.0
   Note receivable from affiliated company                             (1,517.0)          (1,517.0)         (1,517.0)
   Accumulated other comprehensive income/(loss)                         (231.7)            (118.1)           (138.4)
   Retained earnings                                                    8,413.4            7,911.4           8,097.4
                                                                ---------------    ---------------   ---------------
      Total stockholder's equity                                       11,030.9           10,644.7          10.696.0
                                                                ---------------    ---------------   ---------------
      Total liabilities and stockholder's equity                $     147,877.2    $     137,247.8   $     126,623.3
                                                                ===============    ===============   ===============


                               The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                For the Periods Ended September 30, 1999 and 1998
                                  (in millions)

                                                                      Nine Months
                                                               --------------------------
                                                                  1999            1998
                                                               ----------      ----------
                                                                     (Unaudited)
Cash flows from operating activities:
   Net income                                                  $    952.0      $    850.0
   Adjustments to reconcile net income to net
    cash (used in)/provided by operating activities
   Provision for credit losses                                      907.9           882.2
   Depreciation and amortization                                  5,997.3         5,599.7
   Gain on sales of finance receivables                             (57.1)         (171.3)
   Increase in deferred income taxes                                425.1           395.4
   Increase in other assets                                      (7,348.5)         (182.1)
   Increase/(decrease) in other liabilities                         470.8          (356.7)
   Other                                                            103.6            65.6
                                                               ----------      ----------
   Net cash provided by operating activities                      1,451.1         7,082.8

Cash flows from investing activities
   Purchase of finance receivables (other than wholesale)       (41,546.3)      (36,275.4)
   Collection of finance receivables (other than wholesale)      27,771.5        21,452.6
   Purchase of operating lease vehicles                         (18,071.8)      (14,964.8)
   Liquidation of operating lease vehicles                       12,833.5         9,311.5
   Net change in wholesale receivables                             (194.6)        4,114.7
   Proceeds from sale of receivables                              9,520.2         7,769.0
   Purchase of investment securities                               (753.1)       (1,654.0)
   Proceeds from sale/maturity of investment securities             984.6         1,037.4
   Other                                                           (156.0)          (92.8)
                                                               ----------      ----------
   Net cash used in investing activities                         (9,612.0)       (9,301.8)

Cash flows from financing activities
   Proceeds from issuance of long-term debt                      24,500.7        15,620.9
   Principal payments on long-term debt                          (9,303.7)      (11,605.5)
   Change in short-term debt, net                                (6,351.3)       (1,719.2)
   Cash dividends paid                                             (450.0)          (80.0)
   Other                                                            (35.9)         (187.6)
                                                               ----------      ----------
   Net cash provided by financing activities                      8,359.8         2,028.6

Effect of exchange rate changes on cash and cash
  equivalents                                                      (187.8)            5.0
                                                               ----------      ----------
   Net change in cash and cash equivalents                           11.1          (185.4)
Cash and cash equivalents, beginning of period                      780.8           689.5
                                                               ----------      ----------
Cash and cash equivalents, end of period                       $    791.9      $    504.1
                                                               ==========      ==========

Supplementary cash flow information
   Interest paid                                               $  5,075.4      $  4,894.3
   Taxes paid                                                       142.8           139.3


                               The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          Notes To Financial Statements


Note 1. Finance Receivables, Net (in millions)

                                                                                 September 30,      December 31,    September 30,
                                                                                     1999               1998            1998
                                                                                --------------    --------------   --------------
                                                                                  (Unaudited)                        (Unaudited)

Retail                                                                          $     70,696.4    $     67,732.7   $     62,228.3
Wholesale                                                                             22,668.6          22,650.1         17,696.8
Other                                                                                  7,822.1           6,838.8          5,963.0
                                                                                --------------    --------------   --------------
   Total finance receivables, net of unearned income                                 101,187.1          97,221.6         85,888.1
Less:  Allowance for credit losses                                                    (1,098.7)         (1,280.0)        (1,187.5)
                                                                                --------------    --------------   --------------
   Finance receivables, net                                                     $    100,088.4    $     95,941.6   $     84,700.6
                                                                                ==============    ==============   ==============



Note 2. Debt (in millions)

                                                    September 30, 1999
                                           ----------------------------------
                                            Weighted Average                     September 30,      December 31,    September 30,
                                           Interest Rates (A)     Maturities         1999               1998            1998
                                           ------------------   -------------   --------------    --------------   --------------
                                                                                    (Unaudited)                      (Unaudited)
Payable Within One Year:
    Commercial paper                                                            $     41,006.9    $     46,188.2   $     37,893.1
    Other short-term debt (B)                                                          6,414.0           7,445.0          6,023.0
                                                                                --------------    --------------   --------------
        Total short-term debt                                                         47,420.9          53,633.2         43,916.1

    Long-term indebtedness payable within
      one year (C)                                                                    14,228.1           9,689.2          9,601.0
                                                                                --------------    --------------   --------------
        Total payable within one year                                                 61,649.0          63,322.4         53,517.1

Payable After One Year:
    Unsecured senior indebtedness
      Notes (D)                                         6.15%       2001-2078         60,733.8          49,899.0         49,635.6
      Debentures                                        3.21%       2001-2006          1,908.5           1,661.1          1,424.5
      Unamortized discount                                                               (75.6)            (25.5)           (22.6)
                                                                                --------------    --------------   --------------
        Total unsecured senior indebtedness                                           62,566.7          51,534.6         51,037.5
    Unsecured long-term subordinated notes              8.27%            2005            100.1             110.3            109.8
                                                                                --------------    --------------   --------------
        Total payable after one year                                                  62,666.8          51,644.9         51,147.3
                                                                                --------------    --------------   --------------
        Total debt                                                              $    124,315.8    $    114,967.3   $    104,664.4
                                                                                ==============    ==============   ==============

[FN]
(A) Rates were variable on 0% of the debt payable after one year including the effects of interest rate swap agreements.

(B) Includes $840.3 million, $988.6 million, and $186.6 million with affiliated companies at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.

(C) Includes $312.9 million, $394.9 million, and $383.6 million with affiliated companies at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.

(D) Includes $3,312.5 million, 3,253.9 million, and $4,109.4 million with affiliated companies at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                    Notes To Financial Statements - Continued

Note 3. Comprehensive Income

     Other   comprehensive   income  includes   foreign   currency   translation
adjustments, net unrealized gains and losses on investments in equity securities, and retained interest in securitized assets. Total comprehensive income was as follows (in millions):

                                                                  Third Quarter                         Nine Months
                                                         ------------------------------      --------------------------------
                                                             1999               1998             1999                1998
                                                         -----------        -----------      -----------          -----------
                                                                  (Unaudited)                           (Unaudited)
Net income                                               $     316.9        $     272.4      $     952.0          $     850.0
Other comprehensive income                                      44.2               91.2           (113.6)                 4.1
                                                         -----------        -----------      -----------          -----------
  Total comprehensive income                             $     361.1        $     363.6      $     838.4          $     854.1
                                                         ===========        ===========      ===========          ===========

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Note 4. Segment information

     Segment detail is summarized as follows (in millions):

                                           Ford Credit                             Personal                              Ford Credit
                                              North           Ford Credit          Financial          Eliminations/      Financial
                                             America         International         Services         Reclassifications    Statements
                                          ------------       -------------        -----------       -----------------   ------------
Third Quarter                                                                     (Unaudited)
------------------------------------
1999
Revenue                                  $     4,258.9       $      880.5         $     107.7         $     (115.1)      $   5,132.0
Income
  Income before income taxes                     339.3              149.5                21.4                  5.9             516.1
  Provision for income taxes                      86.3               96.6                 8.2                  2.6             193.7
  Net income                                     253.0               52.9                13.2                 (2.2)            316.9
Other disclosures
  Depreciation on operating leases             1,698.9              165.0                 -                    0.9           1,864.8
  Interest expense                             1,680.3              362.0                 -                 (205.4)          1,836.9

1998
Revenue                                  $     4,081.2       $      902.6         $     100.8        $      (409.6)      $   4,675.0
Income
  Income before income taxes                     295.9              143.9                23.1                  4.9             467.8
  Provision for income taxes                     112.9               62.3                 8.6                  0.3             184.1
  Net income                                     183.0               81.6                14.5                 (6.7)            272.4
Other disclosures
  Depreciation on operating leases             1,680.4              141.8                 -                  (30.5)          1,791.7
  Interest expense                             1,528.1              430.0                 -                 (296.1)          1,662.0

Nine Months
------------------------------------

1999
Revenue                                  $    12,834.5       $    2,656.2         $     256.2        $      (676.2)      $  15,070.7
Income
  Income before income taxes                   1,059.0              447.2                52.6                 12.8           1,571.6
  Provision for income taxes                     343.1              218.5                20.4                  5.3             587.3
  Net income                                     715.9              228.7                32.2                (24.8)            952.0
Other disclosures
  Depreciation on operating leases             5,211.9              470.0                 -                  (21.7)          5,660.2
  Interest expense                             4,877.9            1,139.1                 -                 (711.9)          5,305.1
  Finance receivables (including net
    investment operating leases)             127,856.1           27,129.1                 -              (21,005.8)        133,979.4
  Total assets                               133,794.7           28,541.7             1,691.2            (16,150.4)        147,877.2

1998
Revenue                                  $    12,128.0       $    2,615.9         $     325.7        $      (985.0)      $  14,084.6
Income
  Income before income taxes                     938.3              434.8                72.1                 15.7           1,460.9
  Provision for income taxes                     357.6              186.1                27.0                  4.3             575.0
  Net income                                     580.7              248.7                45.1                (24.5)            850.0
Other disclosures
  Depreciation on operating leases             5,040.3              401.6                 -                 (127.0)          5,314.9
  Interest expense                             4,527.8            1,216.8                 -                 (781.1)          4,963.5
  Finance receivables (including net
    investment operating leases)             112,887.4           26,536.0                 -              (19,288.1)        120,135.3
  Total assets                               110,287.8           28,313.0             1,031.1            (13,008.6)        126,623.3




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

Ford Credit's consolidated net income in the third quarter of 1999 was $317 million, up $45 million or 16% from 1998. Compared with third quarter 1998, the increase in earnings primarily reflects higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by increased operating expenses.

Credit losses as a percent of average net finance receivables including net investment in operating leases decreased to 0.71% in the third quarter of 1999 compared with 0.79% in the same period of 1998, reflecting an improvement in portfolio credit quality.

The effective income tax rate was 37.3% for the third quarter of 1999 compared with 39.4% for the third quarter of 1998. The decrease in the effective tax rate resulted from reduced taxes on foreign income.

Higher operating expenses primarily reflect costs related to employee separation programs and operating costs of recent acquisitions.

Total net finance receivables and net investment in operating leases at September 30, 1999 were $134.0 billion, up $13.9 billion or 12% from a year earlier. The increase primarily results from Ford-sponsored special retail financing programs that are available exclusively through Ford Credit.

During the third quarter of 1999, Ford Credit financed 53% of all new cars and trucks sold by Ford dealers in the U.S. compared with 50% during the same period of 1998. In Europe, Ford Credit financed 33% of all new vehicles sold by Ford dealers compared with 36% during the third quarter of 1998. Ford Credit also provided retail financing for 0.9 and 0.2 million new and used vehicles in the U.S. and Europe, respectively. In the third quarter of 1999, Ford Credit provided wholesale financing for 84% of Ford factory sales in the U.S. and 97% of Ford factory sales in Europe compared with 85% for the U.S. and 94% for Europe last year.

FIRST NINE MONTHS 1999 COMPARED WITH FIRST NINE MONTHS 1998

For the first nine months of 1999, Ford Credit's consolidated net income was $952 million, up $102 million or 12% from the same period in 1998. The increase in earnings primarily reflects higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by lower net financing margins. The deterioration in net financing margins primarily reflects higher depreciation on operating leases and a shift to lower risk business driven by Ford-sponsored special retail financing programs.

During the first nine months of 1999, Ford Credit provided retail financing for 47% of all new cars and trucks sold by Ford dealers in the U.S. compared with 42% during the same period of 1998. In Europe, Ford Credit financed 32% of all new vehicles sold by Ford dealers, unchanged from a year ago. In the first nine months of 1999, Ford Credit provided retail financing for 2.4 and 0.7 million new and used vehicles in the U.S. and Europe, respectively. Ford Credit also provided wholesale financing for 83% of Ford U.S. factory sales and 96% of Ford Europe factory sales compared with 80% for the U.S. and 95% for Europe in the first nine months of 1998.

FORD CREDIT LIQUIDITY AND CAPITAL RESOURCES

     Ford Credit's outstanding debt at September 30, 1999 and at the end of each of the last four years was as follows (in millions):

                                                     September 30,                                December 31
                                                                        -----------------------------------------------------------
                                                          1999              1998           1997             1996            1995
                                                      -----------       -----------    -----------      -----------     -----------
  Commercial paper & STBAs(a)                         $    42,439       $    48,636    $    42,311      $    38,774     $    40,419
  Other short-term debt (b)                                 4,982             4,997          3,897            4,243           1,781
  Long-term debt (including current portion)(c)            76,895            61,334         54,517           55,007          49,980
                                                      -----------       -----------    -----------      -----------     -----------
     Total debt                                       $   124,316       $   114,967    $   100,725      $    98,024     $    92,180
                                                      ===========       ===========    ===========      ===========     ===========
  United States                                       $    96,691       $    85,394    $    78,443      $    76,635     $    73,178
  Europe                                                   14,572            16,653         12,491           14,028          13,013
  Other international                                      13,053            12,920          9,791            7,361           5,989
                                                      -----------       -----------    -----------      -----------     -----------
     Total debt                                       $   124,316       $   114,967    $   100,725      $    98,024     $    92,180
                                                      ===========       ===========    ===========      ===========     ===========
 Memo:
     Total support facilities (billions) as of
     September 30, 1999 and December 31, 1998 - 1995,
     respectively:
      Ford Credit  U.S.                               $      26.0       $      26.9    $      26.6      $      27.2     $      27.4
      FCE Bank                                                5.3               5.3            5.2              5.7             4.7

[FN]
(a) Short-term borrowing agreements with bank trust departments.

(b) Includes $840 million, $989 million, $831 million,  $2,478 million, and
$176 million with affiliated companies at September 30, 1999, December 31, 1998, December 31, 1997, December 31, 1996, and December 31, 1995, respectively.

(c) Includes $3,625 million, $3,649 million, $3,547 million, $4,237 million and $1,174 million with affiliated companies at September 30, 1999, December 31, 1998, December 31, 1997, December 31, 1996, and December 31, 1995, respectively.

     Support facilities represent additional sources of funds, if required. At September 30, 1999, Ford Credit had approximately $18.3 billion of contractually committed facilities. In addition, approximately $7.7 billion of Ford lines of credit may be used by Ford Credit at Ford's option. These credit lines have various maturity dates through June 30, 2004 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.5 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

     Additionally, at September 30, 1999, there were approximately $4.7 billion of contractually committed facilities available for use by FCE Bank plc ("FCE Bank"). In addition, $615 million of Ford lines of credit may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2004 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by FCE Bank.

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


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     For legal proceedings affecting Ford Credit, see "Other Information - Ford
     - Class Actions - 'Lease Agreement Disclosure' and 'Lease Residual'."

Item 2.  Changes in Securities

     Not required.

Item 3.  Defaults Upon Senior Securities

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.

Item 5.  Other information

                     INFORMATION CONCERNING FORD

Following is a condensed consolidated statement of income (unaudited) of Ford for the periods ended September 30, 1999 and 1998 (in millions except amounts per share):

                                                      Third Quarter         First Nine Months
                                                      -------------         -----------------
                                                      1999     1998         1999         1998
                                                      ----     ----         ----         ----

Sales and revenues                                $ 37,973  $ 32,640     $118,140     $106,513

Total costs and expenses                            36,238    31,274      109,929       99,058
Operating income                                     1,735     1,366        8,211        7,455
Gain on spin-off of The Associates                       -         -            -       15,955
Automotive net interest income/(loss)                  (34)      124           15          357
Automotive equity in net loss                           15        23           65           31
 of affiliated companies
Income before income taxes                           1,716     1,513        8,291       23,798
Provision for income taxes                             569       482        2,772        2,646
Minority interests in net income                        33        30           88          124
 of subsidiaries

Net income                                        $  1,114  $  1,001     $  5,431     $ 21,028

Amounts Per Share of Common Stock
 and Class B Stock after Preferred
 Stock Dividends

Basic income                                        $ 0.92    $ 0.82     $ 4.49       $  17.29

Diluted income                                      $ 0.90    $ 0.80     $ 4.39       $  16.90


Cash dividends per share                            $ 0.46    $ 0.42     $ 1.38       $   1.26


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - FORD

OVERVIEW

    Ford's third quarter 1999 results and financial condition discussed below include the third quarter 1999 results and financial condition of AB Volvo's worldwide passenger car business ("Volvo Car"), which Ford purchased on March 31, 1999.

    Ford's worldwide  net income was $1,114  million in the third  quarter of 1999, or $0.90 per diluted share of Common and Class B Stock. These earnings include a non-recurring profit reduction of $125 million, or $0.10 per diluted share, to adjust postretirement healthcare and life insurance liabilities of
Ford's Visteon  automotive  systems  operations,   reflecting  an  actuarial
valuation completed during the third quarter of 1999. In the third quarter of 1998, earnings were $1,001 million, or $0.80 per diluted share. Ford's worldwide sales and revenues were $38 billion in the third quarter of 1999, up $5.3 billion from a year ago. The increase in sales and revenues reflects primarily the contribution from recent acquisitions and a richer vehicle mix. Vehicle unit sales of cars and trucks were 1,599,000, up 110,000 units. Stockholders' equity was $26.9 billion at September 30, 1999, up $3.5 billion from December 31, 1998.


THIRD QUARTER 1999 RESULTS OF OPERATIONS - FORD

       Results of Ford's operations by business sector for the third quarter of 1999 and 1998 are shown below (in millions).

                                                                         Third Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------
                  Automotive Sector                             $  690       $  646         $ 44
                  Financial Services Sector                        424          355           69
                                                                ------       ------         ----

                  Total Ford                                    $1,114       $1,001         $113
                                                                ======       ======         ====

Automotive Sector

           Worldwide earnings for Ford's Automotive sector were $690 million in the third quarter of 1999, including the $125 million adjustment for retiree benefits, on sales of $31.3 billion. Earnings in the third quarter of 1998 were $646 million on sales of $26.5 billion. Adjusted for constant volume and mix, total automotive costs were down $300 million compared with the third quarter of 1998.

           Details of third quarter Automotive Sector earnings are shown below (in millions).

                                                                          Third Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------

                  North American Automotive                     $1,004        $ 900        $ 104

                  Automotive Outside North America
                  - Europe                                        (171)        (273)         102
                  - South America                                  (72)         (44)         (28)
                  - Other                                           54           63           (9)
                                                                ------        -----        -----
                   Total Automotive Outside
                    North America                                 (189)        (254)          65

                  Visteon postretirement adjustment               (125)           -         (125)
                                                                ------        -----        -----

                     Total Automotive Sector                    $  690        $ 646        $  44
                                                                ======        =====        =====

        Automotive Sector earnings in North America were $1,004 million in the third quarter of 1999 on sales of $22.7 billion. In the third quarter of 1998, earnings were $900 million on sales of $20.2 billion. The increase in earnings reflects primarily improved sales volume and mix of light trucks and luxury cars, offset partially by costs of $88 million for employee separation programs. The after-tax return on sales for Ford's North American Automotive sector was 4.5% in the third quarter of 1999, unchanged from a year ago.

         In the third quarter of 1999, approximately 4.5 million new cars and trucks were sold in the United States, up 700,000 units from a year ago. Ford's share of those unit sales was 23.1% in the third quarter of 1999, down
2.7 percentage points from a year ago. The decline in market share reflects primarily capacity constraints on several key products due to the strong United States market and General Motors Corporation's recovery from last year's labor strike.

         Ford's Automotive Sector losses in Europe were $171 million in the third quarter of 1999, compared with a loss of $273 million a year ago. The improved results reflect lower costs and improved share of premium vehicle segments, offset partially by lower share for Ford-branded vehicles. Based on the present forecast, Ford does not expect to achieve its 1999 milestone for Europe to improve operating earnings year-over-year.

         In the third quarter of 1999, approximately 4.1 million new cars and trucks were sold in Europe, up 100,000 units from a year ago. Ford's share of those unit sales was 11.1% in the third quarter of 1999, up 1.1 percentage points from a year ago. Ford's market share increase is more than accounted for by the addition of Volvo Car sales.

         The European market remains fiercely competitive as a result of industry overcapacity and Ford will continue to work to balance its capacity with demand. Ford must continue to strengthen the Ford brand and leverage its Volvo and Jaguar brands to grow their volume and profitability. Ford is committed to improving its business in Europe, but it will take at least 2-3 years before Ford achieves acceptable returns.

         Ford's Automotive Sector in South America had losses of $72 million in the third quarter of 1999, compared with losses of $44 million a year ago. The deterioration in earnings reflects primarily lower industry volume driven by the weak economy in Brazil, the largest vehicle market in the region, and lower market share in Brazil.

         In the third quarter of 1999, approximately 359,000 new cars and trucks were sold in Brazil, compared with 405,000 a year ago. Ford's share of those unit sales was 8.7% in the third quarter of 1999, down 4.3 percentage points from a year ago. The decline in market share reflects primarily model changeover for the Fiesta and Courier, and increased competition from new and existing manufacturers who are aggressively competing for the lower industry volume.

         Ford's Visteon operations, included in the Automotive Sector, earned $155 million on revenues of $4,600 million in the third quarter of 1999. Earnings in the third quarter of 1998 were $148 million, on revenues of $4,097 million. These earnings exclude the effect of the adjustment for retiree benefits, which has been reflected retroactively in Visteon's financial statements. The earnings increase compared with last year reflects primarily improved volume and mix, and material cost reductions, offset partially by revenue reductions, unfavorable foreign currency exchange effects, and higher interest expense. Visteon's after-tax return on sales in the third quarter of 1999 was 3.6%, unchanged from a year ago.


Financial Services Sector

         Earnings of Ford's Financial Services Sector consist primarily of two segments, Ford Credit and Hertz. Details of third quarter Financial Services sector earnings are shown below (in millions).

                                                                          Third Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              -----------  -----------   -----------

                  Ford Credit                                    $317         $272          $45
                  Hertz                                           139          119           20
                  Minority interests, Eliminations,
                   and Other                                      (32)         (36)           4
                                                                 ----         ----          ---

                     Total Financial Services Sector             $424         $355          $69
                                                                 ====         ====          ===

                  Memo: Ford's share of earnings in
                  Hertz                                          $113         $ 96          $17

         Ford Credit's consolidated net income in the third quarter of 1999 was $317 million, up $45 million or 16% from 1998. The increase in earnings reflects primarily higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by costs related to employee separation programs.

         Earnings at Hertz in the third quarter of 1999 were $139 million (of which $113 million was Ford's share), compared with earnings of $119 million (of which $96 million was Ford's share) a year ago.

FIRST NINE MONTHS 1999 RESULTS OF OPERATIONS - FORD

         Results of Ford's operations by business sector for the first nine months of 1999 and 1998 are shown below (in millions).

                                                                           Nine Months
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------

                  Automotive Sector                             $4,272      $ 3,932      $    340
                  Financial Services Sector
                   (excluding The Associates)                    1,159          964           195
                  Gain on Spin-Off of The Associates                 -       15,955       (15,955)
                  The Associates (net of Minority Interest)          -          177*         (177)
                                                                ------      -------      --------

                  Total Ford                                    $5,431      $21,028      $(15,597)
                                                                ======      =======      ========
                  - - - - -
                  * Through March 12, 1998

         Ford's worldwide earnings in the first nine months of 1999 were $5,431 million. Earnings in the first nine months of 1998 were $21,028 million. This includes Ford's share of the income from The Associates of $177 million and a one-time, non-cash gain of $15,955 million related to the spin-off of The
Associates. Worldwide sales and revenues in the first nine months of 1999 were $118.1 billion, up $11.6 billion from a year ago. Vehicle unit sales of cars and trucks were 5,302,000, up 293,000 units.


Automotive Sector

          Worldwide earnings for Ford's Automotive Sector were $4,272 million in the first nine months of 1999, on sales of $99.2 billion. Earnings in the first nine months of 1998 were $3,932 million on sales of $86.9 billion. The earnings improvement reflects primarily lower costs and improved sales volume and mix, offset partially by lower net interest income and non-recurring items netting to a $106 million reduction in earnings. The non-recurring items reflect a $165 million gain from the sale of Ford's interest in AutoEuropa to Volkswagen
AG in the first quarter of 1999, more than offset by a $146 million one-time inventory-related profit reduction for Volvo Car in the second quarter of 1999, and a $125 million Visteon-related postretirement adjustment in the third quarter of 1999.

           Automotive Sector earnings in the first nine months of 1999 and 1998 are shown below (in millions).


                                                                        Nine Months
                                                                         Net Income/(Loss)
                                                              ----------------------------------------
                                                                                             1999
                                                                                             O/(U)
                                                                 1999          1998          1998
                                                              ------------  ------------  ------------

                  North American Automotive                     $4,561        $3,565        $ 996

                  Automotive Outside North America
                  - Europe                                          83           267         (184)
                  - South America                                 (357)          (75)        (282)
                  - Other                                          110           175          (65)
                                                                ------        ------        -----
                   Total Automotive Outside
                    North America                                 (164)          367         (531)

                  Visteon postretirement adjustment               (125)            -         (125)
                                                                ------         -----        -----

                     Total Automotive Sector                    $4,272        $3,932        $ 340
                                                                ======        ======        =====


         Automotive Sector earnings in North America were $4,561 million in the first nine months of 1999, up $996 million from the first nine months of 1998. The increase reflects primarily increased sales volume, an improved mix of light trucks and luxury cars, and lower material cost, offset partially by lower net interest income and costs related to employee separation programs. The North American Automotive after-tax return on sales was 6.3% in the first nine months of 1999, up 6/10 of a percentage point from a year ago.

        In the first nine months of 1999, approximately 13.3 million new cars and trucks were sold in the United States, up 1.3 million units from a year ago. Ford's share of those unit sales was 24% in the first nine months of 1999, down 7/10 of a percentage point from a year ago. The decrease in market share reflects primarily capacity constraints on several key products due to the strong United States market and General Motors Corporation's recovery from last year's labor strike.

         Automotive Sector earnings in Europe in the first nine months of 1999 were $83 million, down $184 million from the first nine months a year ago. The deterioration is explained by lower market share for Ford-branded vehicles, primarily Mondeo and Fiesta, and unfavorable vehicle mix, offset partially by lower total costs and improved share of the premium vehicle segments.

         In the first nine months of 1999, approximately 13.2 million new cars and trucks were sold in Europe, up 750,000 units from a year ago. Ford's share of those unit sales was 10.7% in the first nine months of 1999, unchanged from a year ago.

         Automotive Sector losses in South America were $357 million in the first nine months of 1999, compared with a loss of $75 million in the first nine months a year ago. The deterioration reflects primarily the same factors as those described in the discussion of third quarter results of operations. In the first nine months of 1999, approximately 964,000 new cars and trucks were sold in Brazil, compared with 1,210,000 a year ago. Ford's share of those unit sales was 9.4% in the first nine months of 1999, down 4.1 percentage points from a year ago. The decline in market share reflects primarily shortages of dealer stocks because of an earlier carrier strike and increased competition from new and existing manufacturers who are aggressively competing for the lower industry volume.

         Visteon earned $640 million on revenues of $14,435 million in the first nine months of 1999, compared with $574 million on revenues of $13,200 million in the first nine months a year ago. The increase in earnings reflects primarily improved volume and mix, material and manufacturing cost reductions, offset partially by revenue reductions and unfavorable foreign currency exchange effects. The after-tax return on sales was 4.5% in the first nine months of 1999, up 2/10 of a percentage point from a year ago.

Financial Services Sector

         Financial Services sector earnings in the first nine months of 1999 and 1998 are shown below (in millions).

                                                                          Nine Months
                                                                        Net Income/(Loss)
                                                              ---------------------------------------
                                                                                             1999
                                                                                            O/(U)
                                                                 1999          1998          1998
                                                              ------------  ------------  -----------

                  Ford Credit                                  $  952        $   850       $    102
                  Hertz                                           276            229             47
                  Minority interests, Eliminations,
                   and Other                                      (69)          (115)            46
                                                               ------        -------       --------
                     Financial Services (excluding
                       The Associates)                          1,159            964            195
                  The Associates                                    -            177*          (177)
                  Gain on Spin-off of
                   The Associates                                   -         15,955        (15,955)
                                                               ------        -------       --------

                     Total Financial Services Sector           $1,159        $17,096       $(15,937)
                                                               ======        =======       ========


                  Memo: Ford's share of earnings in
                  Hertz                                        $  224        $   185       $     39
                  - - - - -
                  * Through March 12, 1998

         Ford Credit's consolidated net income for the first nine months of 1999 was $952 million, up $102 million or 12% from a year ago. The increase in earnings reflects primarily higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by lower net financing margins.

LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Sector

         At September 30, 1999, Ford's Automotive Sector had $25.7 billion of cash and marketable securities, up $1.9 billion from December 31, 1998.

         Automotive capital expenditures, including the effect of adopting the accounting change for the capitalization of computer software (Statement of Position 98-1), totaled $5 billion in the first nine months of 1999, down $700 million from the first nine months of 1998.

         At September 30, 1999, Ford's Automotive Sector had total debt of $12.8 billion, compared with $9.8 billion at December 31, 1998. The increase in debt is more than explained by long-term debt issuances totaling $3.3 billion. Automotive debt was 32% of Ford's total capitalization (that is, the sum of Ford stockholders' equity and Automotive debt) at the end of the third quarter of 1999, two percentage points above the percentage of Automotive debt to total capitalization at December 31, 1998.

         At September 30, 1999, Ford had long-term contractually committed global credit agreements under which $8.6 billion is available from various banks; 86% are available through June 30, 2004. The entire $8.6 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8.3 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc (formerly known as Ford Credit Europe plc). In addition, at September 30, 1999, $297 million of contractually committed credit facilities were available to various Automotive Sector affiliates outside the U.S. Approximately $142 million of these facilities were in use at September 30, 1999.

Financial Services Sector

         At September 30, 1999, Ford's Financial Services Sector had cash and cash equivalents totaling $1.2 billion, unchanged from December 31, 1998.

         Net receivables and lease investments were $141.1 billion at September 30, 1999, up $8.5 billion from December 31, 1998.

         Total debt was $132 billion at September 30, 1999, up $9.6 billion from December 31, 1998.

         Outstanding commercial paper at September 30, 1999 totaled $41 billion at Ford Credit, and $1.5 billion at Hertz, with an average remaining maturity of 33 days and 31 days, respectively.

         At September 30, 1999, Financial Services Sector had a total of $27.2 billion of contractually committed support facilities (excluding the $8.3 billion available under Ford's global credit agreements). Of these facilities, $23 billion are contractually committed global credit agreements under which $18.3 billion and $4.7 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 54% and 66%, respectively of such facilities are available through June 30, 2004. The entire $18.3 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.7 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At September 30, 1999, $71 million of the Ford Credit global facilities were in use and $235 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services Sector support facilities at September 30, 1999 consisted of $2.5 billion of contractually committed support facilities available to Hertz in the U.S. and $1.7 billion of contractually committed support facilities available to various affiliates outside the U.S.; at September 30, 1999, approximately $0.9 billion of these facilities were in use. Furthermore, banks provide $1,475 million of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

NEW ACCOUNTING STANDARDS - FORD

New Standards

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford anticipate having each of these types of hedges, and Ford will comply with the requirements of SFAS 133 when adopted by it. Based on the May 1999 announcement by the Financial Accounting Standards Board to delay the implementation date by one year, Ford expects to adopt SFAS 133 beginning January 1, 2001. Ford has not yet determined the effect of adopting SFAS 133.

OTHER INFORMATION - FORD

Product Liability Matters

         Bronco Rollover Jury Verdict. (Previously discussed under Product Liability Matters involving Ford in Ford Credit's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "Second Quarter 10-Q Report").) On September 16, 1999, the trial court granted Ford's motion for a new trial as to punitive damages, overturning the $290 million punitive award. The court denied Ford's motion as to compensatory damages. Ford plans to appeal, seeking a new trial as to all issues.

Class Actions

                  Flat Glass. (Previously discussed under Class Actions involving Ford in the 10-K Report.) Pilkington, AFG Industries and Guardian Industries have entered a tentative settlement agreement with plaintiffs in the consolidated case. The tentative accord requires these entities to pay $53.7 million in settlement. Ford and PPG Industries are the only remaining defendants. On October 6, 1999, the court heard oral argument concerning plaintiff's motion for class certification. On November 5, 1999, the trial judge granted plaintiffs' motion for class certification and certified two subclasses:
(1) all individuals and entities who, between August 1, 1995, and December 31, 1995, purchased flat glass products in the U.S. from defendants, and (2) all individuals and entities who, between August 1, 1991 and December 31, 1995, purchased from defendants fabricated automotive replacement glass for domestic makes of cars in the U.S. Ford plans to appeal this ruling.

         Paint.   (Previously  discussed under Class Actions involving Ford in the 10-K Report.) There are three purported class actions currently pending against Ford alleging defects in the paint process used on several million vehicles in various model years from 1983 through 1997: Sheldon, pending in Texas state court, Nienhuis, pending in Illinois state court, and Judy, recently filed in California state court. (In the Landry case, a previously reported paint class action pending in Louisiana, the trial court refused to certify a class and the Court of Appeals refused to hear an interlocutory appeal from this order before trial. In the Clayman case, another previously reported paint class action filed in Pennsylvania state court, the trial court granted Ford's motion to dismiss.) Plaintiffs in these purported class action cases allege claims for fraud, breach of warranty, and violations of consumer protection statutes because the paint on their vehicles peeled. They contend that their paint is defective because Ford did not use spray primer between the high-build electrocoat ("HBEC") and the color coat. The lack of spray primer allegedly causes the adhesion of the color coat to the HBEC to deteriorate after extended exposure to ultraviolet radiation from sunlight. Plaintiffs also allege that Ford knew of the defect and they seek punitive as well as compensatory damages. In Judy, plaintiffs also seek "disgorgement" of the profits Ford allegedly gained from using the defective paint process. Ford's motion to dismiss is pending in Judy. In Nienhuis, plaintiff is seeking leave to voluntarily dismiss his complaint (although his attorneys might also seek leave to substitute another named plaintiff). As previously reported, the trial court in Sheldon certified two subclasses of Texas residents for trial, the Texas Court of Appeals affirmed, and the Texas Supreme Court granted review. Ford expects a decision from the Texas Supreme Court at any time.

         Ford/Citibank Visa. (Previously discussed under Class Actions involving Ford in the 10-K Report.) On October 29, 1999, the federal court dismissed the consolidated proceedings for lack of jurisdiction and sent each action back to the state court in which it originated. Ford has appealed this ruling.

         Ignition Switch. (Previously discussed under Class Actions involving Ford in the 10-K Report.) Most of the non-incident class actions consolidated for pretrial proceedings in New Jersey have been voluntarily dismissed; only one remains (Rick), and plaintiff in that case is seeking to amend his complaint to strike the class action allegations. In addition, plaintiffs have agreed to dismiss the two non-incident class actions pending in California (Stern and Carr). One non-incident class action remains pending in Illinois (Fisher); Ford has filed a motion for summary judgment in that case. In the one remaining incident class, Snodgrass, plaintiffs have filed a renewed motion to certify a class. That motion will be heard on November 19, 1999.

         In the related subrogation actions filed by State Farm and the California State Automobile Association Inter-insurance Bureau in California, and consolidated for pretrial proceedings in New Jersey, final rulings on Ford's motions to dismiss have effectively been deferred until after the cases have been remanded to California. Ford expects those cases to be remanded in the near future.

         Lease Agreement Disclosure. (Previously discussed under Class Actions involving Ford Credit in the 10-K Report, Ford Credit's Quarterly Report on
Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 10-Q Report") and the Second Quarter 10-Q Report.) A Michigan state court dismissed a purported class action alleging that Ford Credit and Primus leasing contracts improperly failed to disclose acquisition and administrative fees that are included in the amount of a customer's monthly lease payment.

         Air Bag. (Previously discussed under Class Actions involving Ford in the 10-K Report and First Quarter 10-Q Report.) The last remaining airbag class action has been dismissed without prejudice.

         Lease Residual. (Previously discussed under Class Actions involving Ford Credit in the 10-K Report.) Ford Credit and each of the individual plaintiffs have settled the individual claims arising out of Shore v. Ford Credit. The trial court in Higginbotham v. Ford Credit granted summary judgment against the plaintiff and in favor of Ford Credit on all but one claim, and plaintiff subsequently agreed to dismiss all of her remaining claims against Ford and Ford Credit. However, the plaintiff is now attempting to reactivate her purported class statewide class action against Ford Credit in Florida and to relitigate the issues decided against her in Illinois. Ford and Ford Credit are optimistic that the federal court in Florida will not permit this.

         Windstar Transmission. (Previously discussed under Class Actions involving Ford in the First Quarter 10-Q Report and the Second Quarter 10-Q Report.) On October 27, 1999, the trial court dismissed the non-California plaintiffs, dismissed all except one count (false advertising), and ruled that any class that might later be certified will be limited to owners who experienced a malfunction. The dismissals are without prejudice, and plaintiffs have 20 days to again amend their complaint. It is therefore possible (but not likely) that some claims could be reinstated. These rulings greatly improve the prospects for opposing class certification.

         Retail Lessee Insurance Coverage. (Previously discussed under Class Actions involving Ford in the Second Quarter 10-Q Report.) Ford has filed a motion for summary judgment based on the policy language and the intentions of the parties.

         Seat Backs. (Previously discussed under Class Actions involving Ford in the Second Quarter 10-K Report.) A fifth statewide class action has been filed in New Hampshire. Motions to dismiss have been or will be filed in all five cases.

         Lifetime Service Guarantee. (Previously discussed under Class Actions involving Ford in the 10-K Report.) Plaintiffs' motion to certify a class will be heard by the trial court on November 15, 1999.

Environmental Matters

         CCA Lawsuit (Previously discussed under Environmental Matters involving Ford in the 10-K Report.) CCA has informed Ford that it intends to withdraw its appeal.

         Waste Disposal. The United States Environmental Protection Agency ("EPA") has initiated a civil enforcement action against Ford as a result of Ford Venezuela's shipment of industrial wastes from its Valencia Assembly Plant in Venezuela for disposal in Texas. Ford also has received a subpoena and been notified that it is the subject of a grand jury investigation based on the same facts. Ford Venezuela shipped the industrial waste to the U.S. for disposal under the more stringent U.S. disposal requirements because of the unavailability of adequate disposal facilities in Venezuela and to ensure proper disposal of the waste. Although Ford believes that the subject waste is properly classified as non-hazardous under U.S. environmental laws, the EPA contends that even if the wastes do not exhibit any hazardous characteristics, they nevertheless may be the product of a process that is automatically deemed hazardous under applicable regulations. If Ford is determined to have violated EPA regulations regarding the disposal of hazardous wastes, Ford could be required to pay substantial fines which could exceed $100,000. It is impossible at this point in the proceedings to determine what amount, if any, Ford may be required to pay.

         Permit Modification. Ford has received a letter of violation from the Michigan Department of Environmental Quality alleging that its Rawsonville Plant located in Michigan failed to obtain a necessary permit modification in connection with a change in raw material used at the facility. At the agency's request, Ford has submitted a permit modification application. The failure to obtain the permit modification could result in a fine in excess of $100,000. Settlement discussions between Ford and the agency are ongoing.

         Ohio Assembly Plant. On September 30, 1999, the EPA filed a complaint and compliance order against Ford, alleging violations of the Resource Conservation and Recovery Act ("RCRA") at Ford's Ohio Assembly Plant. The complaint included a proposed civil penalty. The most significant count in the complaint alleges that Ford failed to monitor certain paint process equipment at the plant for air emissions, in violation of RCRA requirements. Ford disputes the EPA's allegations, including factual assertions and interpretations of law, and has requested a hearing to contest the charges made in the complaint. Ford expects to prevail in the challenge to the EPA's complaint. However, if Ford is unsuccessful, liability in this case may exceed $100,000.

Other Matters

         OFCCP Proceeding. (Previously discussed under Other Matters involving Ford in the 10-K Report.) A tentative settlement has been reached with OFCCP. The settlement addresses all pending compliance investigations commenced by OFCCP, including the Kentucky matter. The tentative accord requires Ford to pay $3.8 million in settlement and to hire 75 hourly workers (without retroactive seniority) scattered among nine manufacturing facilities within three years.

Governmental Standards

         Mobile  Source  Emissions   Control.   (Previously   discussed  under
Governmental Standards involving Ford in 10-K Report and in the Second Quarter 10-Q Report.) In October, the EPA proposed new post-2004 emissions standards for "heavy-duty" trucks (8,500 - 14,000 lbs. gross vehicle weight). These proposed standards are likely to pose technical challenges and may affect the competitive position of full-line vehicle manufacturers such as Ford.


Other Information

         Ford has entered into a new collective bargaining agreement with the United Automobile Workers ("UAW") that will expire on September 14, 2003. The new UAW agreement will increase Ford's labor costs in respect of employees represented by the UAW by an average of about 5.5% per year over the term of the contract. Ford also has entered into a new collective bargaining agreement with the Canadian Automobile Workers ("CAW") that will expire on September 21, 2002. The new CAW agreement will increase Ford's labor costs in respect of employees represented by the CAW by an average of about 6% per year over the term of the contract.

         All local CAW contracts are settled, but management at several of Ford's plants in the United States are continuing to negotiate to resolve local issues with the UAW. In addition, Ford will be negotiating new collective bargaining agreements with labor unions in Europe later this year. A work stoppage could occur as a result of these negotiations, which, if protracted, could substantially adversely affect Ford's profits.

         As part of the new UAW agreement, Ford also agreed that in connection with any spin-off, sale or other transfer of its Visteon operations:
(1) all employees who are represented by the UAW and who work at a Visteon facility on the date of such spin-off, sale or transfer will remain Ford employees indefinitely and will continue to be covered under Ford's master agreement with the UAW; (2) Visteon or its successor will continue to use the services of such employees after any such spin-off, sale or transfer;
(3) Visteon or its successor will agree to adopt a collective bargaining agreement for hourly employees hired by it after any such spin-off, sale or transfer that has terms identical to the terms of the current master agreement between Ford and the UAW and the next two immediately succeeding master agreements between Ford and the UAW; and (4) Visteon or its successor will be required to provide any UAW-represented employees hired by it during the terms of the three master agreements mentioned above with wages, benefits and other terms and conditions of employment that are identical to those required to be provided from time to time by Ford to its UAW-represented employees for the duration of such employee's employment with, and retirement from, Visteon or such successor.

ITEM 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to the Exhibit Index.

           (b)  Reports on Form 8-K during the quarter ended September 30, 1999:

                                                 FINANCIAL
DATE OF REPORT               ITEM             STATEMENTS FILED
--------------        ---------------------   ----------------
July 15, 1999        Item 5 - Other Events    None.






                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FORD MOTOR CREDIT COMPANY
                                             (Registrant)


                                     /s/ E. S. Acton
November 12, 1999                    --------------------------
                                      E. S. Acton
                                      Vice President - Finance

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:



We have reviewed the condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries at September 30, 1999 and 1998, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the periods set forth in this Form 10-Q for the quarter ended September 30, 1999. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1998 and the related consolidated statements of income and of earnings retained for use in the business and cash flows for the year then ended (not presented herein); and in our report dated January 20, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet at December 31, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
October 14, 1999

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

15                            Letter from                 Filed with this
                              PricewaterhouseCoopers LLP  Report.
                              dated October 14, 1999,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule     Filed with this
                                                          Report.