Form 10-K
period 1999-12-31
FORD MOTOR CREDIT CO
filed 2000-03-21
CIK 38009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 1-6368

Ford Motor Credit Company

(Exact name of registrant as specified in its charter)

Delaware

(State of incorporation)

One American Road, Dearborn, Michigan

(Address of principal executive offices)
38-1612444
(I.R.S. employer identification no.)

48121

(Zip code)

Registrant’s telephone number, including area code (313) 322-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

6 3/8% Notes due November 5, 2008
8 3/4% Senior Notes due December 1, 2001
Name of each Exchange
on which registered

New York Stock Exchange
The American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No

     As of February 28, 2000, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

     The registrant meets the condition set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

      The registrant, Ford Motor Credit Company, was incorporated in Delaware in 1959 and is an indirect wholly owned subsidiary of Ford Motor Company (“Ford”). As used herein “Ford Credit” refers to Ford Motor Credit Company and its subsidiaries unless the context otherwise requires.

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

      In 1999 and 1998, United States operations, conducted in all 50 states and the District of Columbia, accounted for 74% and 75%, respectively, of Ford Credit’s total revenue. European operations, conducted by FCE Bank plc (formerly Ford Credit Europe plc) (“Ford Credit Europe”), accounted for 10% and 12%, respectively, of Ford Credit’s total revenue in these periods. The balance was in Canada, Brazil, Mexico, Australia, Argentina, Taiwan, Puerto Rico, New Zealand, Japan, Indonesia, Thailand, the Philippines and India. In addition, Ford Credit manages the vehicle financing operations of Ford in other foreign countries which are conducted through other subsidiaries of Ford.

      Outside the United States, Ford Credit Europe is Ford Credit’s largest operation. Ford Credit owns approximately 81% of the economic interest in Ford Credit Europe. The remainder is held by Ford Werke AG. Ford Credit Europe’s primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. Retail financing is provided by means of a number of title retention plans, including conditional sale and hire purchase agreements, and personal loans. Operating and finance leases are provided to individual, corporate and other institutional customers, covering individual vehicles and large and small fleets. Wholesale financing is provided to Ford dealers for the stocking of new and used vehicles. In addition, Ford Credit Europe provides loans to dealers for working capital and property acquisitions and for a variety of finance plans.

      Ford Credit also conducts insurance operations through The American Road Insurance Company (“American Road”) and its subsidiaries in the United States and Canada. American Road’s business primarily consists of extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers, physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit, and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment.

      The business of Ford Credit is substantially dependent upon Ford Motor Company. See “Vehicle Financing” and “Borrowings and Other Sources of Funds” under the caption “Business of Ford Credit”. Also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any protracted reduction or suspension of Ford’s production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, adverse publicity, or other event, could have a substantial adverse effect on Ford Credit. For additional information concerning Ford’s results of operations, see Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

      The mailing address of Ford Credit’s executive offices is One American Road, Dearborn, Michigan 48121. The telephone number of such offices is (313) 322-3000.

SEGMENT INFORMATION

      Segment information called for by Item 1 is set forth in Note 17 of Notes to Financial Statements and is incorporated herein by reference.

BUSINESS OF FORD CREDIT

      Ford Credit accounts for its financing business in three categories — retail (which consists of vehicle installment sale financing and vehicle lease financing), wholesale and other. Total net finance receivables and net investment in operating leases outstanding in these three categories and geographic regions were as follows at the end of the years indicated:

	1999	1998	1997	1996	1995

	(in millions)
Retail

Installment sale/finance lease	$75,188.1	$66,567.8	$54,545.3	$52,352.1	$47,087.0

Operating lease	32,838.2	34,566.5	34,746.0	30,645.2	25,680.2

Wholesale	26,341.9	22,561.2	21,519.7	22,621.9	22,043.8

Other	7,223.8	6,812.6	5,247.6	5,874.0	7,245.9

Total	$141,592.0	$130,508.1	$116,058.6	$111,493.2	$102,056.9

United States	$106,087.3	$94,945.4	$87,721.2	$82,225.0	$78,652.3

Europe	20,099.0	21,588.7	17,148.1	18,100.0	16,202.3

Other international	15,405.7	13,974.0	11,189.3	11,168.2	7,202.3

Total	$141,592.0	$130,508.1	$116,058.6	$111,493.2	$102,056.9

      The shift in emphasis of retail marketing support from lease financing to special low-rate installment sale financing programs available exclusively through Ford Credit is reflected in Ford Credit’s 1999 year-end total net finance receivables and net investment in operating leases. The result is a significant increase in the financing of retail installment sale receivables and a reduction in the financing of operating lease receivables.

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

	1999	1998	1997	1996	1995

	(in thousands)

Installment sale/finance lease	3,428	3,030	2,389	2,436	2,557

Operating lease	1,065	1,138	1,206	1,160	965

Total retail	4,493	4,168	3,595	3,596	3,522

United States	3,139	2,794	2,549	2,652	2,499

Europe	829	800	727	717	723

Other international	525	574	319	227	300

Total retail	4,493	4,168	3,595	3,596	3,522

      The levels of Ford Credit’s retail financing volumes and outstanding finance receivables and net investment in operating leases are dependent on several factors, including new and used vehicle sales and leases, Ford Credit’s share of those vehicle sales and leases and the average cost of vehicles financed. See “Competition in Vehicle Financing”. In addition, receivables levels may vary depending on sales of receivables.

      The shift in emphasis of marketing support from lease financing to special low-rate installment sale financing programs available exclusively through Ford Credit is reflected in Ford Credit’s 1999 year-end total contract volumes. The result is a significant increase in the financing of retail installment sale contracts and a reduction in the financing of operating lease contracts.

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

      Installment sales contract terms range up to 72 months. In the U.S., the average repayment obligation for new vehicles covered by installment sale contracts purchased by Ford Credit in 1999 was $19,547. The corresponding average monthly payment was $454 and the average original term was 53 months.

      For retail leases, the monthly lease payment equals the amount paid to the dealer for the vehicle and lease (the “acquisition cost”) less the residual value of the vehicle established by Ford Credit, amortized over the lease term, plus the lease charge. The acquisition cost to Ford Credit of the vehicle, less the residual value, is depreciated on a straight line basis over the life of the lease. Residual value, the estimated value of the vehicle at lease end, is determined by Ford Credit after analyzing published residual values and Ford Credit’s own historical experience in the used vehicle market. In addition, joint marketing programs with Ford’s sales divisions can affect established residual values. At lease termination, Ford Credit either sells the vehicle to the dealer for the established residual value or sells the vehicle at auction for the market price.

      Retail lease terms range from 12 to 48 months. In the U.S., the average monthly payment of retail lease contracts purchased by Ford Credit in 1999 was $380 and the average original term was 31 months.

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

      Wholesale.  Wholesale financing consists of loans, under approved lines of credit, to dealers to assist them in carrying inventories of new and used vehicles. Ford Credit generally finances 100% of the wholesale price. Vehicles are insured against fire, theft and other risks under policies issued to Ford Credit. Ford Credit’s United States car and truck wholesale receivables that liquidated were outstanding an average of about 58 days and 65 days in 1999 and 1998, respectively.

      The levels of Ford Credit’s wholesale financing volume and outstanding wholesale receivables are dependent on several factors, including sales by Ford to dealers, the level of dealer inventories, Ford Credit’s share of Ford’s sales to dealers, vehicle prices and sales of wholesale receivables.

      Competition In Vehicle Financing.  The vehicle financing business is highly competitive. Ford Credit’s principal competitors are banks, credit unions and leasing companies.

      Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe during each of the years indicated:

	1999	1998	1997	1996	1995

United States

Retail*	47.2%	42.3%	37.5%	37.6%	36.9%

Wholesale	83.5	82.5	79.8	79.5	79.7
Europe

Retail*	32.8	32.5	29.1	29.3	30.2

Wholesale	96.4	95.4	95.0	90.8	89.2

*	As a percentage of total sales and leases, including cash sales

      The increase in the percentage of Ford Credit retail financing in the United States and Europe in 1999 compared with 1998 primarily reflects an increased level of Ford-sponsored special installment sale financing programs available exclusively through Ford Credit.

Other Financing Activities

      Ford Credit makes capital loans to vehicle dealers for facilities expansion and working capital and to enable them to purchase dealership real estate. Such loans totaled $3,395.1 million at December 31, 1999. From time to time, Ford Credit purchases accounts receivable of certain divisions and affiliates of Ford. At December 31, 1999, such receivables totaled $3,658.4 million.

Credit Loss Experience

      The following table sets forth information concerning Ford Credit’s credit loss experience with respect to the various categories and geographic regions of financing during the years indicated:

	1999	1998	1997	1996	1995

	(dollar amounts in millions)
Net credit losses/(recoveries)

Retail*	$994.8	$1,030.8	$1,004.4	$803.6	$466.7

Wholesale	3.3	9.3	(1.1)	18.6	9.9

Other	1.6	(0.7)	3.8	7.8	9.3

Total	$999.7	$1,039.4	$1,007.1	$830.0	$485.9

United States	$884.4	$916.2	$900.4	$707.0	$371.6

Europe	65.7	57.1	66.5	95.5	92.0

Other international	49.6	66.1	40.2	27.5	22.3

Total	$999.7	$1,039.4	$1,007.1	$830.0	$485.9

*	Includes net credit losses on operating leases

Net losses as a percent of average net receivables*

Retail	1.06%	1.10%	1.17%	1.03%	0.68%

Total finance receivables	0.74	0.86	0.89	0.78	0.51

Provision for credit losses	$1,166.4	$1,179.5	$1,338.2	$993.3	$480.4

Allowance for credit losses	1,475.6	1,548.2	1,471.4	1,217.6	1,054.9

As percent of net receivables*	1.04%	1.19%	1.27%	1.09%	1.03%

*	Includes net investment in operating leases

      The decrease in 1999 credit losses compared with 1998 reflects an improvement in portfolio credit quality. Improved portfolio credit quality reflects primarily the effects of Ford Credit’s special low-rate financing programs which attract higher creditworthy purchasers.

      Allowances for estimated credit losses are established as required based on historical experience. Other factors that affect collectibility also are evaluated and additional allowances may be provided. The provision for credit losses generally varies with changes in the amount of loss exposure and the absolute level of financing. Ford Credit’s retail loss experience is dependent upon the number of repossessions, the unpaid balance outstanding at the time of repossession, and the net resale value of repossessed vehicles. Wholesale losses generally reflect the financial condition of dealers. For additional information regarding credit losses, see Notes 1 and 6 of Notes to Financial Statements and see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Security

      Ford Credit generally either holds security interests in or is the title owner of the vehicles which it finances or leases and generally is able to repossess a vehicle in the event of a default. The right to repossess under a security interest securing wholesale obligations generally is ineffectual, as a matter of law, against a retail buyer of a vehicle from a dealer. Under the wholesale installment sale plan, dealers are permitted to delay payment of up to 10% of a vehicle’s financed balance for up to 60 days after the dealer sells the vehicle. A portion of such delayed payments may, under certain circumstances, be unsecured. Obligations arising from lease financing extended to leasing companies are collateralized to the extent practicable by assignments of rentals under the related leases and, in almost all instances, by perfected liens on the vehicles.

Borrowings and Other Sources Of Funds

      Ford Credit relies heavily on its ability to raise substantial amounts of funds. These funds are obtained primarily by the issuance of term debt, the sale of commercial paper and, in the case of Ford Credit Europe, the issuance of certificates of deposit. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions, interest supplements and other support costs from Ford for vehicles financed and leased by Ford Credit under Ford-sponsored special financing and leasing programs, and dividend payments, and the timing of payments for the financing of dealers’ wholesale inventories and for income taxes. Ford Credit’s ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for, and financial condition of, Ford, and the nature and availability of support facilities. The long-term senior debt of Ford, Ford Credit and Ford Credit Europe are rated “A1” and “A+” and the commercial paper of Ford Credit and Ford Credit Europe are rated “Prime-1” and “A-1” by Moody’s Investors Service and Standard & Poor’s Ratings Group, respectively. For additional information regarding Ford Credit’s association with Ford, see “Certain Transactions with Ford and Affiliates.”

      Ford Credit’s outstanding debt at the end of each of the years indicated was as follows:

	1999	1998	1997	1996	1995

	(in millions)

Commercial paper and STBAs(a)(b)	$43,078	$48,636	$42,311	$38,774	$40,419

Other short-term debt(c)	6,770	4,997	3,897	4,243	1,781

Long-term debt (including current portion)(d)	83,226	61,334	54,517	55,007	49,980

Total debt	$133,074	$114,967	$100,725	$98,024	$92,180

United States	$104,186	$85,394	$78,443	$76,635	$73,178

Europe	14,510	16,653	12,491	14,028	13,013

Other international	14,378	12,920	9,791	7,361	5,989

Total debt	$133,074	$114,967	$100,725	$98,024	$92,180

Memo:

Total support facilities (billions) as of December 31:

Ford Credit(e)	$26.0	$26.9	$26.6	$27.2	$27.4

Ford Credit Europe	5.2	5.3	5.2	5.7	4.7

(a)	Includes commercial paper of $1,031 million with an affiliated company at December 31, 1999. There were no outstanding balances with affiliates at December 31 in the preceeding four years.

(b) Short-term borrowing agreements with bank trust departments.

(c)	Includes $718 million, $989 million, $831 million, $2,478 million and $176 million with affiliated companies at December 31, 1999, December 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995, respectively.

(d)	Includes $3,457 million, $2,878 million, $3,547 million, $4,237 million and $1,174 million with affiliated companies at December 31, 1999, December 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995, respectively.

(e)	Excludes support of Ford Credit’s asset-backed commercial paper program.

      Outstanding commercial paper totaled $43.1 billion (including $1 billion owed to Ford) at December 31, 1999, down $3.1 billion from a year earlier. In 1999, long-term debt placements were $34.1 billion compared with maturities and early redemptions of $12.3 billion. Long-term debt placements in 1998 were $18.2 billion. In 1999, Ford Credit also received $9.9 billion from sales of receivables compared with $8.0 billion in 1998.

      Support facilities represent additional sources of funds, if required. At December 31, 1999, Ford Credit had approximately $18.3 billion of contractually committed facilities. In addition, approximately $7.7 billion of Ford lines of credit may be used by Ford Credit at Ford’s option. These credit lines have various maturity dates through June 30, 2004 and may be used, at Ford Credit’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.4 billion of contractually committed liquidity facilities to support Ford Credit’s asset backed commercial paper program.

      Additionally, at December 31, 1999, there was approximately $4.6 billion of contractually committed facilities available for Ford Credit Europe’s use. In addition, $615 million of Ford credit lines may be used by Ford Credit Europe at Ford’s option. The lines have various maturity dates through June 30, 2004 and may be used, at Ford Credit Europe’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowing will be guaranteed by Ford Credit Europe.

FORD CREDIT EMPLOYEE RELATIONS

      At December 31, 1999, Ford Credit and its subsidiaries had 17,470 employees. All such employees are salaried, and none is represented by a union. Ford Credit considers its employee relations to be satisfactory.

FORD CREDIT GOVERNMENTAL REGULATIONS

      Certain aspects of Ford Credit’s U.S. financing operations are regulated in the various jurisdictions in which it operates. Many jurisdictions require licenses to conduct financing of retail sale and lease transactions. Interest rates, particularly those with respect to consumer financing, generally are limited by law. In periods of high interest rates, these rate limitations can have a substantial adverse effect on operations in certain jurisdictions if Ford Credit is unable to pass on its increased costs of funds to customers.

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

CERTAIN TRANSACTIONS WITH FORD AND AFFILIATES

      For information concerning transactions between Ford Credit and Ford or affiliates, see Note 13 of Notes to Financial Statements, “Business of Ford Credit — Other Financing Activities”, “Business of Ford Credit — Borrowings and Other Sources of Funds” and Item 6 — “Selected Financial Data — Selected Income Statement Data.” The profit maintenance agreement referred to in the first paragraph of Note 13 of Notes to Financial Statements, under which Ford has agreed to maintain the income of Ford Credit at certain minimum levels, expires at the end of 2001. In addition, Ford Credit has agreed to maintain a minimum control interest in Ford Credit Europe and has agreed to maintain Ford Credit Europe’s net worth at a minimum level.

BUSINESS OF FORD

      Ford Motor Company was incorporated in Delaware in 1919. Ford acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. Ford is the world’s largest producer of trucks and the second-largest producer of cars and trucks combined. Ford and its subsidiaries also engage in other businesses, including manufacturing automotive components and systems and financing and renting vehicles and equipment.

Overview

      Ford’s business is divided into two business sectors, and it manages these sectors as four primary operating segments. These business sectors and operating segments are described below.

Business Sectors	Operating Segments	Description

Automotive:	Automotive	design, manufacture, sale and service of cars and trucks

	Visteon Automotive Systems	design, manufacture, sale and service of automotive components and systems

Financial Services:	Ford Motor Credit Company	vehicle-related financing, leasing and insurance

	The Hertz Corporation	renting and leasing of cars and trucks and renting industrial and construction equipment, and other activities

Automotive Sector

      Ford sells cars and trucks and automotive components and systems throughout the world. In 1999 Ford sold 7.2 million vehicles throughout the world. Ford’s automotive vehicle brands include Ford, Mercury, Lincoln, Volvo, Jaguar, Aston Martin and TH!NK. In addition, Ford owns 33.4% of Mazda Motor Corporation (“Mazda”). Ford completed the purchase of AB Volvo’s worldwide passenger car business (“Volvo Car”) on March 31, 1999. As a result, Ford’s 1999 results and financial condition include Volvo Car’s results and financial condition since the date of the acquisition.

      The worldwide automotive industry, Ford included, is affected significantly by a number of factors over which it has little control, including general economic conditions. In the United States, the automotive industry is a highly-competitive, cyclical business that has a wide variety of product offerings. The number of cars and trucks sold to retail buyers (commonly referred to as “industry demand”) can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel. Industry demand also reflects the fact that cars and trucks are durable items that people can wait to replace.

      The automotive industry outside of the United States consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin. Most of the factors that affect the United States automotive industry and its sales volumes and profitability are equally relevant outside the United States.

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

      Ford’s unit sales vary with the level of total industry demand and its share of that industry demand. Ford’s share is influenced by how its products compare with those offered by other manufacturers based on many factors, including design, driveability, price, quality, reliability, safety and utility. Ford’s share also is affected by its timing of new model introductions and manufacturing capacity limitations. Ford’s ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can impact its sales and earnings significantly.

      The profitability of vehicle sales is affected by many factors, including the following:

•	unit sales volume

•	the mix of vehicles and options sold

•	the margin of profit on each vehicle sold

•	the level of “incentives” (price discounts) and other marketing costs

•	the costs for customer warranty claims and other customer satisfaction actions

•	the costs for government-mandated safety, emission and fuel economy technology and equipment

•	the ability to manage costs

•	the ability to recover cost increases through higher prices

      Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs, which can result in large changes in earnings from relatively small changes in unit volume.

      Following is a discussion of the automotive industry in the principal markets where Ford competes, as well as a discussion of its Visteon operating segment, its Automotive Consumer Services Group and its ConsumerConnect e-commerce initiatives and strategy:

United States

      Sales Data. The following table shows U.S. industry retail deliveries of cars and trucks for the years indicated:

	U. S. Industry Retail Deliveries
	(millions of units)
	Years Ended December 31,

	1999	1998	1997	1996	1995

Cars	8.7	8.2	8.3	8.6	8.6

Trucks	8.7	7.8	7.2	6.9	6.5

Total	17.4	16.0	15.5	15.5	15.1

      Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry’s most profitable vehicle lines. The term “bus” as used in this discussion refers to vans designed to carry passengers. The following tables show the proportion of United States retail car and truck unit sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

	U. S. Industry Vehicle Sales by Segment

	Years Ended December 31,

	1999	1998	1997	1996	1995

CARS

Small	16.1%	16.9%	18.1%	19.1%	19.6%

Middle	23.7	23.6	24.7	25.6	26.4

Large	3.0	3.4	3.9	3.9	4.3

Luxury	7.1	7.1	6.7	6.7	6.8

Total U.S. Industry Car Sales	49.9	51.0	53.4	55.3	57.1

TRUCKS

Compact Pickup	6.2%	6.7%	6.4%	6.2%	6.8%

Compact Bus/ Van/ Utility	22.1	21.1	20.0	19.0	18.0

Full-Size Pickup	12.7	12.4	12.0	12.6	11.5

Full-Size Bus/ Van/ Utility	6.5	6.5	6.1	5.0	4.4

Medium/ Heavy	2.6	2.3	2.1	1.9	2.2

Total U.S. Industry Truck Sales	50.1	49.0	46.6	44.7	42.9

Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford Vehicle Sales by Segment in U.S.

	Years Ended December 31,

	1999	1998	1997	1996	1995

CARS

Small	13.5%	13.1%	12.7%	13.4%	15.1%

Middle	15.7	16.7	19.6	22.1	22.3

Large	5.7	5.7	5.6	5.3	4.9

Luxury	6.0	4.2	4.1	4.1	4.4

Total Ford U.S. Car Sales	40.9	39.7	42.0	44.9	46.7

TRUCKS

Compact Pickup	8.4%	8.4%	7.7%	7.4%	8.0%

Compact Bus/ Van/ Utility	17.7	18.1	18.9	20.0	20.1

Full-Size Pickup	20.9	21.3	19.3	20.0	17.9

Full-Size Bus/ Van/ Utility	11.8	12.1	11.0	6.6	5.9

Medium/ Heavy*	0.3	0.4	1.1	1.1	1.4

Total Ford U.S. Truck Sales	59.1	60.3	58.0	55.1	53.3

Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

*	In 1997 Ford sold its heavy truck businesses in North America and Australia/ New Zealand to Freightliner Corporation. Ford ceased production of heavy trucks in North America in December 1997. The transfer of the North American and Australian/New Zealand heavy truck businesses was completed in 1998.

      As shown in the tables above, since 1995 there has been a steady shift from cars to trucks for both industry sales and Ford sales.

      Market Share Data. The following tables show changes in car and truck United States market shares of the six leading vehicle manufacturers for the years indicated:

	U.S. Car Market Shares*

	Years Ended December 31,

	1999	1998	1997	1996	1995

Ford**	19.9%	20.4%	20.8%	21.6%	21.9%

General Motors	29.3	29.8	32.2	32.3	33.9

DaimlerChrysler***	10.3	10.7	10.2	10.9	10.0

Toyota	10.2	10.6	9.9	9.3	9.2

Honda	9.8	10.6	10.0	9.2	8.6

Nissan	4.6	5.0	5.7	5.9	6.0

All Other****	15.9	12.9	11.2	10.8	10.4

Total U.S. Car Retail Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%

	U.S. Truck Market Shares*

	Years Ended December 31,

	1999	1998	1997	1996	1995

Ford	28.2%	30.2%	31.1%	31.1%	31.9%

General Motors	27.8	27.5	28.8	29.0	29.9

DaimlerChrysler***	22.2	23.2	21.9	23.4	21.3

Toyota	6.7	6.3	5.7	5.3	4.5

Honda	2.6	1.9	1.5	0.8	0.8

Nissan	3.2	2.7	3.6	3.6	3.9

All Other****	9.3	8.2	7.4	6.8	7.7

Total U.S. Truck Retail Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%

	U.S. Combined Car and Truck Market Shares*

	Years Ended December 31,

	1999	1998	1997	1996	1995

Ford**	24.1%	25.2%	25.6%	25.8%	26.2%

General Motors	28.5	28.7	30.6	30.8	32.2

DaimlerChrysler***	16.3	16.8	15.6	16.5	14.8

Toyota	8.5	8.5	7.9	7.5	7.2

Honda	6.2	6.3	6.0	5.5	5.3

Nissan	3.9	3.9	4.7	4.8	5.1

All Other****	12.5	10.6	9.6	9.1	9.2

Total U.S. Car and Truck Retail Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%

*	All U.S. retail sales data are based on publicly available information from the media and trade publications.

**	Ford purchased Volvo Car on March 31, 1999. The figures shown here include Volvo Car on a pro forma basis for the periods prior to its acquisition by Ford. During the period from 1995 through 1998, Volvo Car represented no more than 1.2 percentage points of total market share during any one year.

***	Chrysler and Daimler-Benz merged in late 1998. The figures shown here combine Chrysler and Daimler-Benz (excluding Freightliner and Sterling Heavy Trucks) on a pro forma basis for the periods prior to their merger.

****	“All Other” includes primarily companies based in various European countries and in Korea. The increase in combined market share shown for “All Other” reflects primarily increases in market share for Volkswagen AG and the Korean manufacturers.

      The decline in United States market share for Ford is primarily the result of capacity constraints on several key products due to strong demand in that market.

      Marketing Incentives and Fleet Sales. Automotive manufacturers that sell vehicles in the United States frequently give purchasers price discounts or other marketing incentives. These incentives are the result of competition from new product offerings by manufacturers and the desire to maintain production levels and market shares. Manufacturers provide these incentives to both retail and fleet customers (fleet customers include daily rental companies, commercial fleet customers, leasing companies and governments). Marketing incentives generally are higher during periods of economic downturns, when excess capacity in the industry tends to increase.

      Ford’s marketing costs in the United States as a percentage of gross sales revenue were as follows for the following three years: 10.6% (1999), 10.4% (1998) and 8.7% (1997). These “marketing costs” include primarily (i) marketing incentives on vehicles, such as retail rebates and costs for special financing and lease programs, (ii) reserves for costs and/or losses associated with its required repurchase of certain vehicles sold to daily rental companies and (iii) costs for advertising and sales promotions for vehicles. The increase in marketing costs over the last several years is a result of intense competition in the United States market.

      Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet customers has been about evenly split in recent years. The table below shows Ford’s fleet sales in the United States, and the amount of those sales as a percentage of its total United States car and truck sales, for the last five years.

	Ford Fleet Sales

	Years Ended December 31,

	1999	1998	1997	1996	1995

Units sold	940,000	878,000	923,000	936,000	971,000

Percent of Ford’s total U.S. car and truck sales	23%	22%	24%	24%	25%

      Warranty Coverage. Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles (other than medium trucks) Ford sells in the United States. This warranty coverage for Ford/ Mercury vehicles extends for 36 months or 36,000 miles (whichever occurs first) and covers components of the vehicle, other than tires which are warranted by the tire manufacturers. The United States warranty coverage for luxury vehicles (Lincoln, Jaguar, and Volvo) extends for 48 months or 50,000 miles (whichever occurs first). In general, different warranty coverage is provided on medium/heavy trucks and on vehicles sold outside the United States. In addition, as discussed below under “Governmental Standards — Mobile Source Emissions Control”, the Federal Clean Air Act requires warranty coverage for a “useful life” of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on most light duty vehicles sold in the United States. As a result of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions (“warranty costs”) can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

Europe

      Outside of the United States, Europe is Ford’s largest market for the sale of cars and trucks. The automotive industry in Europe is intensely competitive. Over the past year, 60 new or freshened vehicles were introduced in the European market by various manufacturers. For the past 13 years, the top six manufacturers have each achieved a car market share in about the 10% to 18% range. (Manufacturers’ shares, however, vary considerably by country.) This competitive environment is expected to intensify further as a result of import restrictions on vehicles assembled in Japan having been removed in total on December 31, 1999, and as Japanese manufacturers, which together had a European car market share of 12% for 1999, increase their production capacity in Europe. Ford estimates that in 1999 the European automotive industry had excess capacity of approximately 6 million units (based on a comparison of European domestic demand and capacity).

      In 1999, vehicle manufacturers sold approximately 17 million cars and trucks in Europe, up 6% from 1998 levels. Ford’s combined car and truck market share in Europe in 1999 was 10.6%, up 4/10 of one percentage point from 1998.

      Britain and Germany are Ford’s most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on its total automotive profits. For 1999 compared with 1998, total industry sales were down 2.3% in Britain and up 1.8% in Germany.

      For purposes of the figures shown in this section for 1999 and prior years, Ford has considered Europe to consist of the following 15 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, and Norway. Beginning January 1, 2000 and going forward, Ford will include the following four additional markets as part of the European market: Czech Republic, Greece, Hungary, and Poland.

Other Markets

      Mexico and Canada. Mexico and Canada also are important markets for Ford. In 1999, industry sales of new cars and trucks in Mexico were approximately 690,000 units, up 4% from 1998 levels. In Canada, industry sales of new cars and trucks in 1999 were approximately 1.5 million units, up 7% from 1998 levels. Ford’s combined car and truck market share in these markets in 1999 was 16.5% (Mexico) and 19% (Canada).

      South America. Brazil and Argentina are Ford’s principal markets in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in industry sales. Results have also been influenced by the devaluation of the Brazilian currency and government actions to reduce inflation and public deficits. Industry sales in 1999 were 1.3 million units in Brazil, down about 19% from 1998, and approximately 380,000 units in Argentina, down 16% from 1998. The devaluation of the Brazilian Real and continued weak economic conditions will adversely affect industry sales in 2000. Ford’s combined car and truck market share in these markets in 1999 was 9.7% (Brazil) and 15.3% (Argentina).

      Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are Ford’s principal markets. Industry volumes in 1999 in this region were as follows: approximately 787,000 units in Australia (down 3% from 1998), approximately 424,000 units in Taiwan (down 11% from 1998) and approximately 5.9 million units in Japan (unchanged from 1998). In 1999, Ford’s combined car and truck market share in Australia was 16.1%. In Taiwan, Ford had a combined car and truck market share in 1999 of 12.6%. Ford’s combined car and truck market share in Japan has been less than 1% in recent years. Ford owns a 33.4% interest in Mazda Motor Corporation (“Mazda”) and accounts for Mazda on an equity basis. Mazda’s market share in Japan has been 5-6% in recent years. Ford’s principal competition in the Asia Pacific region has been the Japanese manufacturers. Ford anticipates that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

      Ford opened a new assembly plant in India in 1999, launching an all-new small car (the IKON) designed specifically for that market. Ford expects India to become one of its most important markets in Asia in the future.

      Africa. Ford has operated in the South African market as a 45% owner in the South African Motor Corporation (Pty.) Limited (“SAMCOR”). In January 2000, Ford and its principal partner, Anglo American Corporation of South Africa Limited, announced that Ford will purchase Anglo’s 45% interest in SAMCOR; 35% will be purchased during 2000 and the remaining 10% will be purchased in approximately two years. Ford has also agreed to purchase during 2000, the 10% interest in SAMCOR that is currently owned by the SAMCOR Employee Trust. Each of these purchases is subject to receiving prior regulatory approval.

      SAMCOR assembles and distributes Ford, Mazda, and Mitsubishi vehicles in South Africa, and is also expected to begin assembling and distributing Volvo vehicles. In addition, SAMCOR distributes Jaguar vehicles. In 1999, industry volume in South Africa was approximately 296,000 units, down 6.0% from 1998 levels. SAMCOR’s combined car and truck market share in 1999 was 15% for the four brands it distributes; the share for the Ford brands was 6.1%.

Industry Consolidation and Global Competition

      The worldwide automotive industry is trending toward further consolidation, such as the DaimlerChrysler merger, Ford’s acquisition of Volvo Car and the recently announced alliance between General Motors and Fiat. Such consolidation could be good for the industry to the extent it reduces excess capacity. Consolidation could also result in there being fewer but stronger competitors in the industry. Ford believes that it is well-positioned and does not need to participate in the consolidation trend to compete globally. However, as with its purchase of Volvo Car, Ford considers opportunities with other manufacturers when it believes it would be beneficial to its business. Presently, its major competitors on a global basis are DaimlerChrysler, General Motors, Honda, Toyota and Volkswagen.

Visteon Automotive Systems

      Visteon is an enterprise of Ford and consists of certain subsidiaries and divisions of Ford. Visteon is a global provider of integrated systems and components to automotive manufacturers and other automotive suppliers. Visteon ranks as the third-largest automotive supplier in the world based on revenues of $19.4 billion for 1999. Visteon operates in three business segments:

•	Comfort, Communication & Safety, composed of climate control systems and interior/exterior systems product groups. The climate control systems product group produces fluid transport, air handling, heat exchange and compressor products. The interior/exterior product group produces cockpit, instrument panel, interior trim and seats, lighting and bumper products.

•	Dynamics & Energy Conversion, composed of energy transformation systems and chassis systems product groups. The energy transformation systems product group produces energy management, distributed power generation, electrical conversion, and fuel storage and delivery products. The chassis systems product group produces axle and driveline, steering and chassis component products.

•	Glass, which produces vehicle glass for Ford and aftermarket customers, and also produces architectural glass.

      Currently, most of Visteon’s business is with Ford. In 1999 Visteon’s mix of business was 88% Ford and 12% non-Ford. In addition, in 1999 most of Visteon’s business was in North America (81%). Visteon’s goal, however, is to continue to obtain new business from companies other than Ford and to further expand its business beyond North America. In 1999, 38% of Visteon’s new business was from non-Ford customers and 39% was from outside North America.

      Below are some financial highlights for Visteon (in millions):

	Years Ended
	December 31,

	1999	1998

Revenue	$19,366	$17,762

Pre-Tax Income	1,172	1,116

Net Income	735	703

After-Tax Return on Sales	3.9%	3.9%

      Ford previously announced that one of its financial milestones for the year 2000 is for Visteon to achieve independence. Ford has taken a major step toward achieving greater independence for Visteon by starting the process of changing Visteon from an enterprise of Ford into a separate legal entity that will be a wholly-owned subsidiary of Ford.

Automotive Consumer Services Group

      Automotive Consumer Services Group is a global automotive service organization within Ford that includes Ford Customer Service Division and an all-makes channel consisting of several leading automotive service brands.

      Ford Customer Service Division supports consumers of Ford vehicles through a network of franchised dealers. This is the principal source of vehicle service and customer support for Ford Motor Company vehicle owners, traditionally recognized by the Quality Care™ brand.

      In the all-makes channel, vehicle owners for all automotive brands can access services in areas of maintenance and light repair, collision repair, extended service business and recycling. Ford’s all-makes channel of companies includes: Kwik-Fit (maintenance and light repair in Europe), Pit Stop (maintenance and light repair in Europe), Speedy (maintenance and light repair in Europe), Master Service (maintenance and light repair in Mexico), B-quik (maintenance and light repair in Thailand), Collision Team of America (collision repair in the U.S.), Howard Basford (collision repair in the U.K.), and Automobile Protection Corporation (extended service business selling all-makes policies through dealers in the U.S.). The characteristics of the all-makes channel align closely with the Group’s core dealer business and expand the customer base to consumers previously outside the Ford network of service providers.

      Automotive Consumer Services Group conducts business in 38 countries and serves consumers through over 13,000 dealer outlets and over 2,000 all-makes outlets.

ConsumerConnect

      Ford believes it is one of the leading automotive companies in electronic commerce and has created a number of joint ventures with leading Internet and software companies that touch every aspect of its business. The most significant of these to date was announced on February 25, 2000, when Ford, General Motors and DaimlerChrysler announced plans to merge the two existing business-to-business Internet-based supplier exchanges into a single global portal, creating the world’s largest virtual marketplace. This new venture will be open to all auto manufacturers, their suppliers and dealers, and eventually could be expanded to include other industries. Oracle Corporation and Commerce One, Inc. were announced as the technology partners in this venture.

      This announcement followed a number of others in which Ford established joint ventures or partnerships with leaders like Microsoft, Trilogy, Yahoo! and others to disseminate to consumers information about Ford’s car and truck brands, improve the purchase experience by reducing complexity and providing a more satisfying experience, attract target customers and build consumer loyalty through alliances with sites like iVillage and bolt.com and to improve Ford’s customer service centers through its joint venture with Teletech Holdings, Inc. These and other initiatives are part of a cohesive, deliberate strategy to transform Ford into a consumer company and an automotive leader in e-commerce.

Financial Services Sector

Ford Motor Credit Company

      For information regarding the business of Ford Credit, see “Business of Ford Credit.”

The Hertz Corporation

      Hertz and its affiliates and independent licensees operate what Hertz believes is the largest car rental business in the world based upon revenues. Hertz also operate one of the largest industrial and construction equipment rental businesses in North America based upon revenues. Hertz and its affiliates, associates and independent licensees, do the following:

•	rent and lease cars and trucks

•	rent industrial and construction equipment

•	sell its used cars and equipment

•	provide third-party claim management services

•	provide telecommunications services

These businesses are operated from approximately 6,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. In April 1997, Hertz completed an initial public offering of common stock representing a 19.1% economic interest in Hertz.

      Below are some financial highlights for Hertz (in millions):

	Years Ended
	December 31,

	1999	1998

Revenue	$4,728	$4,250

Pre-Tax Income	560	465

Net Income	336	277

Governmental Standards

      A number of governmental standards and regulations relating to safety, corporate average fuel economy (“CAFE”), emissions control, noise control, damageability and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere. In addition, manufacturing and assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges and the handling and disposal of hazardous substances. Such facilities in the United States also are subject to a comprehensive federal-state permit program relating to air emissions.

      Mobile Source Emissions Control — U.S. Requirements.   The Federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Currently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. The U.S. Environmental Protection Agency (“EPA”) recently has promulgated post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. These new regulations will require most light duty trucks to meet the same emissions standards as passenger cars by the 2007 model year. The stringency of the new standards may impact Ford’s ability to produce and offer a broad range of products with the characteristics and functionality that customers demand. The new standards also are likely to limit severely the use of diesel technology. In October, 1999, EPA also proposed new post-2004 emission standards for “heavy-duty” trucks (8,500-14,000 lbs. gross vehicle weight). These proposed standards are likely to pose technical challenges and may affect the competitive position of full-line vehicle manufacturers such as Ford.

      Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board (“CARB”). CARB’s emissions requirements (the “California program”) for model years 1994 through 2003 require manufacturers to meet a non-methane organic gases fleet average requirement that is significantly more stringent than that prescribed by the Clean Air Act for the corresponding periods of time. The California program initially required that a specified percentage of each manufacturer’s vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles (“ZEVs”), which produce no emissions of regulated pollutants. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years; however, the 10% mandate remains in effect for the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into agreements with CARB that would essentially: (i) provide air quality benefits for California by certifying vehicles nationwide to standards comparable to the California low emission vehicle standards beginning with the 2001 model year, (ii) continue research and development of ZEV technology, and (iii) provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

      Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce an electric vehicle that either meets most customers’ expectations or is commercially viable. Compliance with the ZEV mandate may require manufacturers to curtail the sale of non-electric vehicles or to offer substantial discounts on electric vehicles, selling them well below cost, while increasing the price on non-electric vehicles. The California program and ZEV mandates present significant technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford’s sales volume and profits.

      In late 1998, CARB adopted stringent new vehicle emissions standards that must be phased in beginning in the 2004 model year. These new standards treat most light duty trucks the same as passenger cars and require both types of vehicles to meet new stringent emissions requirements. It is also expected that these new standards will essentially eliminate the use of diesel technology. CARB’s new standards present a difficult engineering and technological challenge, and may impact Ford’s ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

      The Clean Air Act also permits other states which do not meet national ambient air quality standards to adopt the California program no later than two years before the affected model year. New York, Massachusetts, Vermont, and Maine have adopted the California program (NY and MA effective in the 1998 model year; VT effective in the 2000 model year; and ME effective in the 2001 model year). Only NY and MA have adopted California’s ZEV mandates (VT’s law provides for possible future adoption of a ZEV mandate after certain findings have been made). Maryland and New Jersey have laws requiring adoption of the California program and ZEV mandates after certain conditions have been met. There are major problems with transferring California standards to the Northeast, including the following: 1) many dealers sell vehicles in neighboring (non-California program) states, creating confusion over which emissions warranty applies; 2) the driving range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather; and 3) the Northeast states have refused to adopt the California reformulated gasoline requirement, which may impair the ability of vehicles to meet California’s “in-use” standards.

      As noted previously, California eliminated its ZEV mandate for the 1998-2002 model years. New York refused to eliminate its 1998-2002 ZEV requirement despite the Clean Air Act requirement of identicality with California standards. In August 1998, as a result of a legal challenge from the automotive industry, New York’s pre-2003 model year ZEV requirements were declared invalid by the U.S. Court of Appeals for the Second Circuit. Massachusetts has attempted to adopt a ZEV mandate mirroring the voluntary agreements in California between auto manufacturers and CARB. A federal district court invalidated these regulations, but Massachusetts has appealed the decision to the U.S. Court of Appeals for the First Circuit. In September 1999, responding to a referral by the Court, EPA expressed its view that the California agreements do constitute “standards” which could be adopted as regulations by Massachusetts. This issue is still in litigation.

      The automotive industry has entered into a National Low Emissions Vehicle (NLEV) program, which the EPA promulgated as a rule and which has been agreed to by all manufacturers and all states except Maine, Massachusetts, New York and Vermont. This NLEV program requires manufacturers to sell low emission vehicles in the participating northeastern states beginning with the 1999 model year, and throughout the remainder of the country beginning with the 2001 model year.

      Under the Clean Air Act, the EPA and CARB can require manufacturers to recall and repair non-conforming vehicles. The EPA, through its testing of production vehicles, also can halt the shipment of non-conforming vehicles. Ford may be required to recall, or may voluntarily recall, vehicles for such purposes in the future. The costs of related repairs or inspections associated with such recalls can be substantial.

      The Clean Air Act generally prohibits the introduction of new fuel additives unless a waiver is granted by the EPA. In 1995, the EPA was ordered by a federal court to grant such a waiver to Ethyl Corporation for the additive MMT. Ford and other manufacturers are concerned that the widespread use of MMT may impair the performance of current and future emissions systems and onboard diagnostics systems.

      European Requirements. European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards will apply to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 (“Stage III Standards”). A second level of even more stringent emission standards will apply to new car certifications beginning January 1, 2005 and to new car registrations beginning January 1, 2006 (“Stage lV Standards”). The comparable light commercial truck Stage III Standards and Stage IV Standards would come into effect one year later than the passenger car requirements. The directive includes a framework that permits EU member states to introduce fiscal incentives to promote early compliance with the Stage III and Stage IV Standards. The directive also introduces on-board diagnostic requirements, more stringent evaporative emission requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). The Stage IV Standards for diesel engines are not yet technically feasible and may impact Ford’s ability to produce and offer a broad range of products with the characteristics and functionality that customers want. A related EU directive was adopted at the same time which establishes standards for cleaner fuels beginning in 2000 and even cleaner fuels in 2005. The EU is setting up a program to assess the need for further changes to vehicle emission and fuel standards after 2005.

      Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

      Motor Vehicle Safety — The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicles and motor vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the “Safety Administration”). Meeting or exceeding many safety standards is costly because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. There were pending before the Safety Administration 28 investigations relating to alleged safety defects in Ford vehicles as of February 20, 2000. A manufacturer also is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford’s vehicles, the costs of such recall campaigns could be substantial.

      In November 1999, the Safety Administration published a supplemental notice of a proposed advanced air bag rule. This proposed rule, which, among other things, requires a 30 mph, fixed barrier crash test utilizing an unbelted adult-sized male dummy, could significantly affect the design and testing of new vehicles. While Ford supports efforts to further improve air bag systems, and is working with suppliers to introduce new designs, it has concerns about the proposed rule. These concerns include a dramatic increase in the number of required tests, complex and vague requirements, the potential need to incorporate unproven technology, and a potential increase in safety risks. Ford is moving to install advanced air bag restraint systems in its vehicles, but the proposed rule could interfere with these plans. If certain aspects of the rule were to become effective, it could significantly increase Ford’s costs, especially if it requires Ford to change its present advanced air bag design programs. Ford outlined its concerns in a December 1999 response to the Safety Administration’s proposal. Several other companies and organizations including the National Transportation Safety Board, the Insurance Institute for Highway Safety and other automobile manufacturers share many of the same concerns and have also expressed their concerns with the government. The Safety Administration is expected to publish a final rule later this year.

      The Safety Administration is investigating the feasibility of a test to measure the propensity of a vehicle to roll. It is unlikely that an objective and meaningful stability test can be developed. Nonetheless, the Safety Administration has announced its intention to issue a final rule to require manufacturers to label vehicles based on their performance on the yet-to-be-determined stability test. Such a label could impact customer satisfaction and the sales of Ford products.

      Canada, the European Union, individual member countries within the EU and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

      Motor Vehicle Fuel Economy — U.S. Requirements. Under 49 U.S.C. Chapter 329, vehicles must meet minimum CAFE (Corporate Average Fuel Economy) standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

      The law established a passenger car CAFE standard of 27.5 mpg for 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks.

      Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding years. In October 1999, its filed a plan to meet the 1998 and 1999 light truck standards and the 1999 domestic passenger car standards using credits to be generated in future years. In general, a continued increase in demand for larger vehicles, coupled with a decline in demand for small and middle-size vehicles could jeopardize Ford’s long-term ability to maintain compliance with CAFE standards.

      It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide (“CO2 ”) emissions, energy security or other reasons. President Clinton’s Climate Change Action Plan (“CCAP”) sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period. In addition, international concerns over global warming due to the emission of “greenhouse gasses” have given rise to strong pressures to increase fuel economy. During the December 1997 meeting of the parties to the United Nations Climate Change Convention in Kyoto, Japan, the United States agreed to reduce greenhouse gas emissions by 7% below their 1990 levels during the 2008-2012 period (the “Kyoto Protocol”). The Kyoto Protocol is not yet binding in the United States, pending ratification by the Senate. In addition, a petition has been filed with the Environmental Protection Agency requesting that the Agency regulate CO2 emissions from motor vehicles under the Clean Air Act. EPA is expected to seek public comment on this petition in the near future.

      If the CCAP or Kyoto Protocol goals are partially or fully implemented through increases in the CAFE standard, if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, or if EPA attempts to regulate CO2 from motor vehicles, Ford might find it necessary to take various costly actions that could have substantial adverse effects on its sales volume and profits. For example, Ford might have to curtail production of larger family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and increase market support programs for its most fuel-efficient cars and light trucks.

      Foreign Requirements. The EU is also a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the European Council of Environment Ministers (the “Environment Council”) reaffirmed its goal to reduce average CO2 emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In October 1998, the EU agreed to support an environmental agreement with the European Automotive Manufacturers Association (of which Ford is a member) on CO2 emission reductions from new passenger cars (the “Agreement”). The Agreement establishes an emission target of 140 grams of CO2 per kilometer for the average of new cars sold in the EU by the Association’s members in 2008. In addition, the Agreement provides that certain Association members (including Ford) will introduce models emitting no more than 120 grams of CO2 per kilometer in 2000, and establishes an estimated target range of 165-170 grams of CO2 per kilometer for the average of new cars sold in 2003. Also in 2003, the Association will review the potential for additional CO2 reductions, with a view to moving further toward the EU’s objective of 120 grams of CO2 per kilometer by 2012. The Agreement assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulfur content in 2005. Average CO2 emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average CO2 emissions compared to 1995.

      The Environment Council requested the European Commission to review in 2003 the EU’s progress toward reaching the 120 gram target by 2010, and to implement annual monitoring of the average CO2 emissions from new passenger cars and progress toward achievement of the objectives for 2000 and 2003.

      In November 1999, the European Parliament published a Directive on the availability of consumer information about the fuel economy and CO2 emissions of new passenger cars. Although the Directive includes certain minimum EU requirements on the information to be made available, individual Member States would be able to set national requirements for (i) labels to be displayed on passenger cars at their point of sale, (ii) government published guides listing information on all passenger cars available for sale in the specific EU country, and (iii) posters to be displayed in dealerships ranking the fuel economy, CO2 emissions, and estimated fuel costs of passenger cars available for sale there. Member States have until January, 2001 to implement this Directive.

      In 1995, members of the German Automobile Manufacturers Association (including Ford Werke AG) made a voluntary pledge to reduce by 2005 the average fuel economy of new cars sold in Germany by 25% from 1990 levels, to make regular reports on fuel consumption, and to increase industry research and development efforts toward this end. The German Automobile Manufacturers Association has reported that the industry is on track to meet the pledge.

      Other European countries are considering other initiatives for reducing CO2 emissions from motor vehicles. Taken together such proposals could have substantial adverse effects on our sales volumes and profits in Europe.

      Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/l to 19.2 km/l

      U.S. Stationary Source Air Pollution Control — The Clean Air Act limits various emissions into the atmosphere from stationary sources as well as mobile sources, and allows states to adopt even more stringent standards. The Act imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states. Regulations continue to be promulgated under the Act, and the costs to comply with the Act could be substantial. In addition, the enormous complexity and time-consuming nature of the comprehensive permit program provided for by the Act may reduce operational flexibility and may interfere with future competitive upgrading of Ford’s U.S. production facilities.

      U.S. Water Pollution Control — Pursuant to the Federal Water Pollution Control Act (the “Clean Water Act”), Ford is required to obtain permits for its manufacturing facilities that regulate the facilities’ discharge of wastewater into public waters and municipal sewerage systems. The EPA also requires management standards and, in some cases, permits for the discharge of storm water. The standards under the Clean Water Act are established by the EPA and by the state where a facility is located. Many states have requirements that go beyond those established under the Clean Water Act.

      The EPA also adopted regulations, pursuant to the Great Lakes Critical Programs Act of 1990, that require more restrictive standards for discharges into waters that impact the Great Lakes. These regulations may require the addition of costly control equipment.

      U.S. Hazardous Substance and Waste Control — Pursuant to the Federal Resource Conservation and Recovery Act, the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes and requiring corrective action for prior releases. States may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act requires notification regarding certain releases into the environment, and creates potential liability for remediation costs and for damage to natural resources at sites where waste was taken for treatment or disposal. A number of states have enacted separate laws of this type. In addition, under the Federal Toxic Substances Control Act (“TSCA”), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA regulates the use of polychlorinated biphenyls in transformers, capacitors and other equipment that may be located at Ford’s U.S. facilities.

      European Stationary Source Environmental Control — The European Union and individual member countries impose requirements on waste and hazardous wastes, incineration, packaging, landfill, soil pollution, integrated pollution control, air emissions standards, import/export and use of dangerous substances, air and water quality standards, noise, environmental management systems, energy efficiency, emissions reporting, and planning and permitting. Additional or more stringent requirements (including tax measures and civil liability schemes for cleaning polluted sites) are likely to be adopted in the future. The cost of complying with these standards could be substantial.

      End of Life Vehicle Proposal — The European Commission has published a draft proposal to introduce an obligation for motor vehicle manufacturers to take back end-of-life vehicles on a cost-free basis beginning in late 2001 for certain vehicles with full cost free take back of all vehicles in 2006, to impose requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and to ban the use of certain substances in vehicles beginning in 2005. Such proposal could, if adopted, impose a substantial cost on manufacturers.

      The German Automobile Association (including Ford Werke AG) and the German Automobile Importers Association made a voluntary pledge to establish a nationwide infrastructure network to take back passenger cars that are at least 12 years old (and meet certain other requirements) on a cost-free basis to their owners.

      Pollution Control Costs — During the period 2000 through 2004, Ford expects to spend approximately $348 million on its North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates spending approximately $74 million in 2000 and $73 million in 2001.

      Worldwide Regulatory Compatibility — Ford’s efforts to develop new markets and increase imports are impeded by incompatible automotive safety, environmental and other product regulatory standards. At present, differing standards either restrict the vehicles Ford can export to serve new markets or increase the cost and complexity to do so.

Employment Data

      The average number of people Ford employed by geographic area was as follows for the years indicated:

	1999	1998

United States	173,064	171,269

Europe	125,733	105,351

Other	65,753	65,925

Total	364,550	342,545

      In 1999, the average number of people Ford employed increased 6.4 percent. The increase was due to a number of acquisitions during 1999, notably Volvo Car, which increased employment levels by approximately 20,000. Most of Ford’s employees work in its Automotive and Visteon operations.

      Substantially all of the hourly employees in Ford’s Automotive and Visteon operations in the United States are represented by unions and covered by collective bargaining agreements. Approximately 99% of these unionized hourly employees in Ford’s Automotive segment (as well as many of those in its Visteon segment) are represented by the United Automobile Workers (the “UAW”). Approximately 3% of Ford’s salaried employees are represented by unions. Most hourly employees and many non-management salaried employees of Ford’s subsidiaries outside the United States also are represented by unions.

      Ford entered into a new collective bargaining agreement with the UAW that will expire on September 14, 2003. Ford also entered into a new collective bargaining agreement with the Canadian Automobile Workers (“CAW”) that will expire on September 21, 2002.

      All local CAW contracts are settled, but Ford’s management at several of its plants in the United States continue to negotiate to resolve local issues with the UAW. In addition, Ford is or will be negotiating new collective bargaining agreements with labor unions in Europe. A work stoppage could occur as a result of these negotiations, which, if protracted, could substantially adversely affect Ford’s profits.

      As part of the new UAW agreement, Ford also agreed that in connection with any spin-off, sale or other transfer of its Visteon operations: (1) all of Ford employees who are represented by the UAW and who work at a Visteon facility on the date of such spin-off, sale or transfer will remain Ford employees indefinitely and will continue to be covered under its master agreement with the UAW; (2) Visteon will continue to use the services of such employees after any such spin-off, sale or transfer and will accept other UAW represented employees of Ford who are contractually entitled to fill open positions at Visteon facilities; (3) Visteon will agree to adopt a collective bargaining agreement for hourly employees hired by it after any such spin-off, sale or transfer that is an “exact mirror” of the current master agreement between Ford and the UAW and the next two immediately succeeding master agreements between Ford and the UAW; and (4) Visteon will be required to provide any UAW-represented employees hired by it during the terms of the three master agreements mentioned above, for the duration of such employee’s employment with, and retirement from, Visteon, with wages, benefits and other terms and conditions of employment that are the “exact mirror” of the UAW-Ford Master Agreement.

      In recent years Ford has not had significant work stoppages at its facilities, but they have occurred in some of its suppliers’ facilities. Any protracted work stoppages in the future, whether in Ford facilities or those of certain suppliers, could substantially adversely affect its results of operations.

Legal Proceedings

      Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Ford and its subsidiaries, including those arising out of the following: alleged defects in its products; governmental regulations covering safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; and environmental matters. Some of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. Included among the foregoing matters are the following:

Product Liability Matters

      Occupant Restraint Systems. Ford is a defendant in various actions for damages arising out of automobile accidents where the plaintiffs claim that their injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $855 million at December 31, 1999.

      Bronco II. Ford is a defendant in various personal injury lawsuits involving the alleged propensity of Bronco II utility vehicles to roll over. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $4.1 billion at December 31, 1999.

      In most of the actions described in the two paragraphs above, no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been Ford’s experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages, if any, paid by Ford in resolving such cases. Any damages Ford pays generally are, on average, substantially less than the amounts originally claimed. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which the plaintiffs may allege similar defects.

      Asbestos. Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. The plaintiffs in these actions seek damages, including both actual and punitive damages, of approximately $2 billion at December 31, 1999. (In some of these actions, the plaintiffs have not specified a dollar amount of damages or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of its co-defendants have substantial resources.

Environmental Matters

      General. Ford has received notices under various federal and state environmental laws that it (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. Ford also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which it may be held responsible could be substantial. The contingent losses that Ford expects to incur in connection with many of these sites have been accrued and those losses are reflected in Ford’s financial statements in accordance with generally accepted accounting principles. However, for many sites, the remediation costs and other damages for which Ford ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as Ford’s connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, Ford is unable to determine or reasonably estimate the amount of costs or other damages for which it is potentially responsible in connection with these sites, although that total could be substantial.

      MFA Grand Jury Matter. The U.S. Department of Justice (“DOJ”), the U.S. Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation (“FBI”) are investigating the circumstances surrounding Ford’s past use of an engine control strategy that improved fuel economy, but had the side effect of increasing nitrogen oxide emissions. The investigation findings are being presented to a federal grand jury in Detroit, which will decide whether to issue a criminal indictment against Ford or Ford employees. The engine control strategy (Managed Fuel Air, or “MFA”) was used on 1997 model year Econoline vans (about 60,000 vehicles). In an earlier civil investigation, Ford entered into a consent decree with DOJ and EPA and agreed to pay $8 million in fines and special projects, in addition to recalling the Econoline vans. Ford also settled similar issues with the California Air Resources Board (“CARB”). Ford has met with attorneys and investigators from the government and is cooperating in the investigation.

      Waste Disposal. The United States Environmental Protection Agency (“EPA”) has initiated a civil enforcement action against Ford as a result of Ford Venezuela’s shipment of industrial wastes from its Valencia Assembly Plant in Venezuela for disposal in Texas. Ford also has received a subpoena and been notified that it is the subject of a grand jury investigation based on the same facts. Ford Venezuela shipped the industrial waste to the U.S. for disposal under the more stringent U.S. disposal requirements because of the unavailability of adequate disposal facilities in Venezuela and to ensure proper disposal of the waste. Although Ford believes that the subject waste is properly classified as non-hazardous under U.S. environmental laws, the EPA contends that even if the wastes do not exhibit any hazardous characteristics, they nevertheless may be the product of a process that is automatically deemed hazardous under applicable regulations. If Ford is determined to have violated EPA regulations regarding the disposal of hazardous wastes, Ford could be required to pay substantial fines which could exceed $100,000. It is impossible at this point in the proceedings to determine what amount, if any, Ford may be required to pay.

      On-Board Diagnostics Investigation. CARB and EPA have notified Ford that the system for monitoring fuel vapor leaks on about 6 million 1997-98 model year vehicles is inadequate and was not described fully in Ford’s certification application. CARB and the EPA have requested that Ford implement a recall to reprogram the monitor. The agencies also seek civil penalties, which are likely to be substantial.

      Ohio Assembly Plant. In September 1999, the EPA filed a complaint against Ford alleging violations of the Resource Conservation and Recovery Act (“RCRA”) at Ford’s Ohio Assembly Plant. The violations are related to Ford’s storage of hazardous waste and the absence of a leak monitoring program for paint equipment. EPA has proposed a civil penalty of $303,745. Ford could be required to implement monitoring programs at all U.S. plants at an initial cost of $700,000 and $350,000 each year thereafter.

      Rawsonville Plant. The Michigan Department of Environmental Quality (“MDEQ”) alleges that Ford failed to obtain a permit modification in connection with a raw material change at the Rawsonville Plant. MDEQ proposed a $204,000 fine and installation of additional pollution control equipment. The Plant recently installed the pollution control equipment, and final settlement discussions between Ford and MDEQ are in progress.

      Michigan Truck, Dearborn and Wayne Assembly Plants. Ford received notices of violation (“NOVs”) from the EPA, the MDEQ and Wayne County, Michigan, alleging regulatory violations related to volatile organic compound emissions at the Michigan Truck, Dearborn and Wayne Assembly Plants. The NOVs included allegations that the plants violated permit limitations at certain plant processes (total emissions remained well below allowable levels) and that production was increased at Michigan Truck in violation of its permit (notwithstanding written approval from the State permitting agency authorizing the production increase). In settlement of this matter, a Judicial Consent Decree is expected to be entered in the United States District Court, Eastern District of Michigan, during the first quarter of 2000. The settlement includes a $1.1 million payment divided equally between the three agencies and a supplemental environmental project involving the installation of a waterborne primer system at the new Dearborn Assembly Plant paint shop (representing an incremental investment of $10 million).

Class Actions

      Paint Class Actions. There are two purported class actions pending against Ford in Texas and Illinois alleging claims for fraud, breach of warranty, and violations of consumer protection statutes. The Texas case purports to assert claims on behalf of Texas residents who have experienced paint peeling in certain 1984 through 1992 Ford vehicles. The Illinois case purports to assert claims on behalf of residents of all states except Louisiana and Texas who have experienced paint peeling on most 1988 through 1997 Ford vehicles. Plaintiffs in both cases contend that their paint is defective and susceptible to peeling because Ford did not use spray primer between the high-build electrocoat (“HBEC”) and the color coat. The lack of spray primer allegedly causes the adhesion of the color coat to the HBEC to deteriorate after extended exposure to ultraviolet radiation from sunlight. Plaintiffs in both cases seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys’ fees and interest.

      In the Texas case, Sheldon, the trial court certified a class of Texas owners who experienced paint peeling because of the alleged defect. The order certifying the class is presently on appeal to the Texas Supreme Court. The Illinois case, Phillips, was just recently filed. Ford intends to pursue aggressively summary dismissal and oppose class certification.

      Ignition Switch Class Action. This litigation involves allegations that Ford concealed a defect in ignition switches in most 1983 through 1993 model vehicles that could cause short circuits, resulting in smoke and fire damage. At one time, more than a dozen class actions were pending, but now there is only one, Snodgrass, a purported nationwide class action pending in federal court in New Jersey. In that case, Plaintiffs seek damages allegedly caused by ignition switch fires. The trial court has already denied one motion for class certification. A renewed motion for class certification is pending.

      TFI Module Class Actions. There are six class actions pending in state courts in Alabama, California, Illinois, Maryland, Tennessee and Washington, alleging defects in thick film ignition modules in more than 22 million vehicles manufactured by Ford between 1983 and 1995. With minor variations based upon state law and differences in the scope of the classes alleged, all of the cases involve the same legal claims and theories. The Howard case in California, presently in trial, is the lead case; proceedings in the other five cases are stayed.

      The Howard plaintiffs assert two claims for relief: violations of the California Consumer Legal Remedies Act (“CLRA”), and violations of the California Unfair Competition Law (“UCL”). Both claims are based upon the allegation that Ford intentionally concealed a safety defect in the subject vehicles. The alleged defect is that distributor mounted TFI modules are inordinately prone to failure because they are exposed to excessive heat. Plaintiffs contend that TFI failure causes stalling at highway speeds and that stalling at highway speeds poses an unreasonable risk to motor vehicle safety. They further contend that Ford knew about the alleged defect and concealed it by withholding documents from NHTSA during investigations into stalling, secretly settling personal injury lawsuits in which TFI failure was at issue, falsely advertising its vehicles as safe, conducting an owner notification campaign on certain vehicles rather than a safety recall, and failing to report TFI warranty claims and failures to the EPA. Under the CLRA, Plaintiffs seek a $1,000 statutory penalty per class member plus punitive damages. Under the UCL, plaintiffs seek a recall or “disgorgement” of the amount Ford saved by not conducting a recall. If plaintiffs are successful on all of their claims, an adverse judgment in California could be as high as $3-4 billion.

      A jury trial on the CLRA claims in Howard began in May 1999 and ended in November 1999 with a deadlocked jury and a mistrial; the CLRA claims will be retried, probably in 2000. Before the second trial, however, the trial judge will decide, probably in the second or third quarter of 2000, whether to order a recall or “disgorgement” under the UCL.

      Ford/ Citibank Visa Class Action. Following the June 1997 announcement of the termination of the Ford/ Citibank credit card rebate program, five purported nationwide class actions and one purported statewide class action were filed against Ford; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/ Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys’ fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon and Washington, and the purported statewide class action was filed in a California state court. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases to federal court, which consolidated and transferred the cases to federal court in Washington for pretrial proceedings. In October 1999, the federal court dismissed the consolidated proceedings for lack of jurisdiction and sent each action back to the state court in which it originated. Ford has appealed this ruling.

      Flat Glass Class Actions. Ford is a defendant in 15 purported class actions brought on behalf of purchasers of flat glass (and one individual suit brought by Allstate Insurance Company) alleging that Ford and other manufacturers fixed prices and allocated markets in violation of federal and state antitrust laws. Twelve of the class actions are nationwide in scope and pending in federal court and the other three class actions are statewide in scope and are pending in state courts. The other defendants include Pilkington, Libbey-Owens Ford, AFG Industries, PPG Industries, Asahi Glass, and Guardian Industries. A number of similar purported class actions are pending in various courts in which Ford is not currently named as a defendant. A total of 28 federal cases have been consolidated in a federal court in Pennsylvania for pretrial proceedings. Ford and PPG Industries are the only remaining defendants in the consolidated class actions, as a result of a settlement among plaintiffs and the other defendants.

      In November 1999, the trial judge granted plaintiffs’ motion for class certification and certified two subclasses: (1) all individuals and entities who, between August 1, 1995 and December 31, 1995, purchased flat glass products in the U.S. from defendants, and (2) all individuals and entities who, between August 1, 1991 and December 31, 1995, purchased fabricated automotive replacement glass for domestic makes of cars in the U.S. from defendants. In January 2000, the Third Circuit Court of Appeals denied Ford’s request that it review this ruling. The parties will now begin pretrial discovery. In the actions against Ford, the plaintiffs seek economic and treble damages.

      Lease Residual Class Action. In January 1998 in connection with a case pending in Illinois state court, Ford and Ford Credit were served with a summons and intervention counterclaim complaint relating to Ford Credit’s leasing practices (Higginbotham v. Ford Credit). The counterclaim plaintiff, Carla Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, Ford Credit commenced an action for deficiency against Virginia Shore, a Ford Credit lessee. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Shore purported to represent a class of all similarly situated lessees. Ford was not a party to the Shore case. Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against Ford Credit, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against Ford Credit for violations of the Consumer Leasing Act, declaratory judgment concerning the enforceability of early termination provisions in Ford Credit’s leases, and fraud. She also asserts a claim against Ford Credit and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that Ford Credit inflates the residual values of its leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleged that Ford dictated the residual values to Ford Credit and thereby participated in an unlawful conspiracy. This case was stayed pending the approval/ rejection of the settlement in Shore.

      In November 1998, the court issued a ruling that rejected the proposed settlement in Shore. During the third quarter of 1999, however, Ford Credit reached individual settlements with the Shore plaintiffs. The Illinois court in Higginbotham found that the lease end residual value of Ms. Higginbotham’s vehicle was properly valued and, as a result, Ms. Higginbotham was an inadequate representative for the class. Subsequently, Ms. Higginbotham voluntarily dismissed her intervention counterclaim without prejudice in the Illinois state court and has reactivated her initial suit in the Florida federal court, pursuing substantially similar claims on behalf of herself and others similarly situated. Consequently, the Higginbotham case is proceeding in Florida and Ford Credit is in the process of responding to discovery requests.

      Lease Agreement Disclosure Class Action. Twenty-one purported class action lawsuits have been filed in various courts against Ford Credit and, in all but three cases, Primus Automotive Financial Services, Inc., a subsidiary of Ford Credit. The lawsuits, each of which purports to be brought on behalf of a statewide class, allege that Ford Credit and Primus leasing contracts improperly failed to disclose acquisition and administrative fees that are included in the amount of a customer’s monthly lease payment. Plaintiffs seek compensatory damages in the amount of all such undisclosed fees, an injunction prohibiting the companies from continuing the practice of not disclosing such fees, attorneys’ fees, interest, costs and in some cases, punitive damages. Ford Credit has filed motions to dismiss in every one of these suits and was successful in getting all but one case dismissed. Plaintiffs in certain of these cases have appealed their dismissal. One case remains pending in Kentucky where Ford Credit lost its motion to dismiss. Ford Credit expects to file a motion for summary judgment in that case.

      Retail Lessee Insurance Coverage Class Action. On May 24, 1999, Michigan Mutual Insurance Company was served with a purported class action complaint in federal court in Florida alleging that the Ford Commercial, General Liability and Business Automobile Insurance Policy, and the Personal Auto Supplement to that policy, provides uninsured/underinsured motorist coverage and medical payments coverage to retail lessees of Ford vehicles (e.g., to Red Carpet lessees). Ford is required to defend and indemnify Michigan Mutual. The complaint rests on an untenable interpretation of the Michigan Mutual policy, which was intended to cover company cars and lease evaluation vehicles. Unfortunately, however, the Florida Court of Appeals in a prior action brought by a single individual, has accepted Plaintiffs’ interpretation of the policy. The Florida court’s opinion should not be controlling in federal court, but it does create a substantial impediment to the early resolution of this case. The policy language was recently amended to expressly exclude retail lessees, but this amendment probably will not affect the claims of retail lessees injured before the amendment’s effective date. Ford has filed a motion for summary judgment based on the policy language and the intention of the parties. Plaintiffs recently responded to Ford’s motion, cross-moved for summary judgment in their favor, moved to amend their complaint, and moved for class certification.

      3.8 Liter Engine Transmissions Class Actions. There are four purported nationwide class actions pending against Ford alleging that the transmissions of 3.8 liter engines in 1995 Windstar minivans are defective, and that Ford sold the vehicles despite knowledge of the defect. One of the cases also alleges a defect in the transmissions of 3.8 liter engines in 1990-95 Taurus/ Sables and 1990-94 Lincoln Continentals. One of these cases has been pending in California state court since 1998. Motions to dismiss that complaint are pending. If the motions are denied, class certification motions could be decided during late 2000. The other three cases were filed in state courts in early 2000 (two in Illinois and one in Pennsylvania), and may be removed to federal court. The complaints assert various theories, including breach of warranty and violation of state consumer protection laws, and seek various forms of relief, including compensatory damages in an amount to cover the cost of repairing or replacing the vehicles, plus punitive damages, interest and attorneys’ fees. No specific amounts are sought, except that one of the Illinois complaints seeks compensatory damages in excess of $50,000 per class member. Some of the complaints also seek an order requiring Ford to recall the vehicles.

      Seat Back Class Action. Four purported statewide class actions have been filed in state courts in Maryland, New Hampshire, New Jersey and New York against Ford, General Motors Corporation and DaimlerChrysler AG alleging that seat backs with single recliner mechanisms are defective. Plaintiffs in each of these suits allege that seats installed in “class vehicles” are defective because they have a single recliner mechanism (the device that fixes the angle of the seat back) on the outboard side and no equivalent device on the inboard side. The absence of a similar mechanism on the inboard side, combined with other flaws (such as “inadequate bracing”) allegedly makes the seats unreasonably dangerous because the seat backs are unstable and susceptible to rearward collapse in the event of a rear-end collision. The purported class in each state consists of all persons who own a class vehicle (defined as various 1993-1998 model lines for each manufacturer) and specifically excludes all persons who have suffered personal injury as a result of the rearward collapse of a seat. Plaintiffs allege causes of action for negligence, strict liability, implied warranty, fraud, and civil conspiracy. Plaintiffs also allege violations of the consumer protection statutes in the various states. For each of the eight counts alleged, Plaintiffs seek “compensatory damages measured by the cost of correcting the Defect, not to exceed $5,000 for each class vehicle.” Ford has filed motions to dismiss each of the cases.

      On December 15, 1999, the trial judge in New Hampshire granted Ford’s motion to dismiss because Plaintiffs had suffered no injury. However, on January 7, 2000, the trial judge in the New Jersey case denied Ford’s motion to dismiss. Ford is seeking interlocutory review and, if necessary, it will file a motion for summary judgment after preliminary discovery. The motions to dismiss filed in Maryland and New York are still pending.

      Head Gasket Class Actions. In December, 1999, a purported nationwide class action was filed in Illinois state court on behalf of owners and lessees of 1994-1995 vehicles with 3.8 liter engines who have paid for repairs resulting from head gasket failure. Ford removed the case to federal court. The federal court dismissed the complaint for technical reasons and granted Plaintiffs leave to refile by March 1, 2000. Plaintiffs filed a motion for reconsideration, which the trial court is treating as a motion to remand to state court. That motion is pending.

      Coolant leakage from head gaskets was the subject of a Technical Service Bulletin in April 1998, an Owner Notification Program (“ONP”) that extended warranty coverage on 1994-1995 vehicles with a 3.8 liter engine to 5 years or 60,000 miles, and a recent ONP that further extended coverage to 7 years or 100,000 miles. Plaintiffs allege that Ford’s sale of the vehicles constituted violations of the Illinois and

Michigan consumer protection statutes, and that Ford breached both the original warranty and the first ONP extended warranty by failing to pay for repair costs. In particular, plaintiffs point to the fact that the first ONP notification letter provided coverage to 5 years or 60,000 miles, and (inadvertently) did not contain the phrase “whichever occurs first.” Plaintiffs seek reimbursement for the cost of repairing their vehicles in addition to punitive damages.

      A second purported nationwide class action alleging defective head gaskets was filed in federal court in Ohio on February 22, 2000. The complaint includes allegations similar to those asserted in the Illinois case, and also alleges similar problems with 4.2 liter engines and certain 1996-1997 vehicles.

      Late Charges Class Actions. There are two class actions, one in California (Cumberland v. Ford Credit) and the other in Oklahoma (Crim v. Ford Credit), in which the plaintiffs are contending that Ford Motor Credit Company is engaged in unfair business practices by assessing late charges on lease accounts that bear no reasonable relation to its actual costs. In Cumberland the plaintiff has brought a purported nationwide class action filed in the Superior Court of San Francisco. Plaintiffs are seeking restitution, punitive damages and injunctive relief. Basically, the claim is that the late charge of 7 1/2% or $50, whichever is less, is excessive. There has been extensive discovery and the court has granted nationwide class certification. In Crim, the plaintiff has made similar allegations. After granting a statewide class, the court granted Ford Credit’s motion for summary judgment because it found that the plaintiff had voluntarily made the late payments and was therefore precluded from bringing this action. Ford Credit has completed an extensive study of the costs incurred by it on delinquent accounts and is confident that it can justify the late charge fee.

      Wartime Labor. Ford and Ford Germany are among hundreds of defendants in numerous class action lawsuits brought on behalf of millions of foreign workers forced by the Nazi government to work for industry during WWII as a result of German labor shortages. In September 1999, a New Jersey federal court dismissed one of the class action lawsuits against Ford and Ford Germany, ruling that such issues must be resolved by governments, not the courts. That lawsuit is on appeal, along with an appeal of the dismissal of another lawsuit not involving Ford. Three other lawsuits are pending against Ford in federal courts in New York and California. Ford is seeking the dismissal of those actions. In December 1999, German and U.S. negotiators announced the formation of a $5.2 billion humanitarian fund that is expected to shield companies from further lawsuits. Ford is evaluating the appropriateness of participating in the fund as a means of resolving the matter.

Other Matters

      Konrad Patent Litigation. A patent infringement suit naming Ford as a defendant has been filed in the U.S. District Court for the Eastern District of Texas by an individual, Allan Konrad, who holds three patents allegedly covering intranet/ internet use. Mr. Konrad also owns a fourth patent application allegedly covering e-commerce. Thirty-eight other companies, including General Motors and DaimlerChrysler are codefendants in this litigation. Ford procures all products and services related to this infringement allegation from suppliers and believes that it is entitled to be indemnified by these suppliers for any loss that may result from this litigation.

      The technology covered in the Konrad patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents. Technology of this type is widely used by Ford and continued use is required.

      OFCCP Proceeding. In April 1997, the Department of Labor issued an administrative enforcement proceeding challenging Ford’s compliance with obligations imposed by Executive Order 11246, which prohibits employment discrimination and requires affirmative action by government contractors and subcontractors. The Office of Federal Contract Compliance Programs (“OFCCP”) claims that Ford’s Kentucky Truck Plant used a hiring process in 1993 for entry-level hourly laborer positions that discriminated against female applicants. OFCCP sought an order awarding back pay to the “affected class of women,” a job offer to each of these persons, and retroactive seniority for each person. A settlement was reached with OFCCP in February 2000. The settlement addressed all compliance investigations that had been pending, including the

Kentucky matter. The accord requires Ford to pay $3.8 million in settlement and to hire 100 hourly workers (without retroactive seniority) scattered among nine manufacturing facilities within three years.

      Red Carpet Lease Terminations. The Florida Attorney General issued a subpoena asking for all Ford Credit Red Carpet Lease (“RCL”) early termination accounts going back to 1991. The Florida Attorney General has been investigating leasing practices at the dealership level for years. The Attorney General is representing a consortium of 37 states. The investigation focuses on whether Ford Credit RCL customers who want to terminate leases early and purchase the leased vehicle have been misled by the dealers’ alleged improper failure to itemize: (i) the cost to terminating the lease, and (ii) the vehicle purchase price. They claim that because Ford Credit requires the customer to early terminate with the originating dealer, Ford is conspiring with its dealer to mislead the customer. Ford believes that Ford Credit’s business practices are fair under applicable law, and is attempting to negotiate a resolution of the matter. There have been numerous and extensive meetings with most of the Attorneys General involved in the 37 state consortium. Ford is confident that an amicable resolution of this matter will be reached.

SELECTED FINANCIAL DATA AND OTHER DATA OF FORD MOTOR COMPANY

Item 6.  Selected Financial Data

      The following tables set forth selected financial data and other data concerning Ford for each of the last eleven years (dollar amounts in millions, except per share amounts):

Summary of Operations	1999	1998	1997	1996	1995	1994	1993	1992	1991	1990

Automotive Sector

Sales	$136,973	$119,083	$122,935	$118,023	$110,496	$107,137	$91,568	$84,407	$72,051	$81,844

Operating income/(loss)	8,379	6,685	6,946	2,516	3,281	5,826	1,432	(1,775)	(3,769)	316

Income/(loss) before income taxes and cumulative effects of changes in accounting principles	8,447	6,958	7,082	2,571	3,166	5,997	1,291	(1,952)	(4,052)	275

Income/(loss) before cumulative effects of changes in accounting principles	5,721	4,752	4,714	1,655	2,056	3,913	1,008	(1,534)	(3,186)	99

Net income/(loss)	5,721	4,752	4,714	1,655	2,056	3,913	1,008	(8,628)	(3,186)	99

Financial Services Sector Revenues	$25,585	$25,333	$30,692	$28,968	$26,641	$21,302	$16,953	$15,725	$16,235	$15,806

Income before income taxes and cumulative effects of changes in accounting principles	2,579	18,438	3,857	4,222	3,539	2,792	2,712	1,825	1,465	1,220

Income before cumulative effects of changes in accounting principles (a),(b),(c)	1,516	17,319	2,206	2,791	2,083	1,395	1,521	1,032	928	761

Net income	1,516	17,319	2,206	2,791	2,083	1,395	1,521	1,243	928	761
Total Company

Income/ (loss) before income taxes and cumulative effects of changes in accounting principles	$11,026	$25,396	$10,939	$6,793	$6,705	$8,789	$4,003	$(127)	$(2,587)	$1,495

Provision/(credit) for income taxes	3,670	3,176	3,741	2,166	2,379	3,329	1,350	295	(395)	530

Minority interests in net income of subsidiaries	119	149	278	181	187	152	124	80	66	105

Income/(loss) before cumulative effects of changes in accounting principles (a),(b),(c)	7,237	22,071	6,920	4,446	4,139	5,308	2,529	(502)	(2,258)	860

Cumulative effects of changes in accounting principles	—	—	—	—	—	—	—	(6,883)	—	—

Net income/(loss)	$7,237	$22,071	$6,920	$4,446	$4,139	$5,308	$2,529	$(7,385)	$(2,258)	$860

Total Company Data Per Share of Common and Class B Stock (d)

Income/(loss) before cumulative effects of changes in accounting principles	$5.99	$18.17	$5.75	$3.73	$3.58	$4.97	$2.27	$(0.73)	$(2.40)	$0.93
Income/(loss)

Basic	5.99	18.17	5.75	3.73	3.58	4.97	2.27	(7.81)	(2.40)	0.93

Diluted	5.86	17.76	5.62	3.64	3.33	4.44	2.10	(7.81)	(2.40)	0.92

Cash dividends	1.88	1.72	1.645	1.47	1.23	0.91	0.80	0.80	0.98	1.50
Common stock price range (NYSE)

High	67 7/8	61 7/16	33 3/8	24 47/64	21 53/64	23 1/4	21 61/64	16 15/64	12 17/32	16 5/16

Low	46 1/4	28 15/32	19 59/64	18 3/32	16 7/16	17 11/64	14 9/32	9 7/32	7 49/64	8 19/64

Average number of shares of Common and Class B stock outstanding (in millions)	1,210	1,211	1,195	1,179	1,071	1,010	986	972	952	926
Total Company Balance Sheet Data at Year-End
Assets

Automotive Sector	$105,181	$88,744	$85,079	$79,658	$72,772	$68,639	$61,737	$57,170	$52,397	$50,824

Financial Services Sector	171,048	148,801	194,018	183,209	170,511	150,983	137,201	123,375	122,032	122,839

Total assets	$276,229	$237,545	$279,097	$262,867	$243,283	$219,622	$198,938	$180,545	$174,429	$173,663

[Additional columns below]

[Continued from above table, first column(s) repeated]

Summary of Operations	1989

Automotive Sector

Sales	$82,879

Operating income/(loss)	4,252

Income/(loss) before income taxes and cumulative effects of changes in accounting principles	5,156

Income/(loss) before cumulative effects of changes in accounting principles	3,175

Net income/(loss)	3,175

Financial Services Sector Revenues	$13,267

Income before income taxes and cumulative effects of changes in accounting principles	874

Income before cumulative effects of changes in accounting principles (a),(b),(c)	660

Net income	660
Total Company

Income/ (loss) before income taxes and cumulative effects of changes in accounting principles	$6,030

Provision/(credit) for income taxes	2,113

Minority interests in net income of subsidiaries	82

Income/(loss) before cumulative effects of changes in accounting principles (a),(b),(c)	3,835

Cumulative effects of changes in accounting principles	—

Net income/(loss)	$3,835

Total Company Data Per Share of Common and Class B Stock (d)

Income/(loss) before cumulative effects of changes in accounting principles	$4.11
Income/(loss)

Basic	4.11

Diluted	4.06

Cash dividends	1.50
Common stock price range (NYSE)

High	18 51/64

Low	13 47/64

Average number of shares of Common and Class B stock outstanding (in millions)	934
Total Company Balance Sheet Data at Year-End
Assets

Automotive Sector	$45,819

Financial Services Sector	115,074

Total assets	$160,893

Summary of Operations	1999	1998	1997	1996	1995	1994	1993	1992	1991	1990

Long-term debt

Automotive Sector	$10,542	$8,713	$7,047	$6,495	$5,475	$7,103	$7,084	$7,068	$6,539	$4,553

Financial Services Sector	67,517	55,468	73,198	70,641	68,259	58,104	47,900	42,369	43,680	40,779

Stockholders’ equity (e)	27,537	23,409	30,734	26,762	24,547	21,659	15,574	14,753	22,690	23,238
Total Company Facility and Tooling Data

Capital expenditures for facilities (excluding special tools)	$5,088	$5,109	$5,695	$5,362	$5,455	$5,236	$4,339	$3,613	$3,611	$4,702

Depreciation	12,516	11,393	10,404	9,519	8,954	7,207	5,456	4,658	3,956	3,185

Expenditures for special tools	3,447	3,508	3,022	3,289	3,542	3,310	2,475	2,177	2,236	2,556

Amortization of special tools	2,427	2,936	3,179	3,272	2,765	2,129	2,012	2,097	1,822	1,695
Total Company Employee Data — Worldwide

Payroll	$18,307	$16,757	$17,187	$17,616	$16,567	$15,853	$13,750	$13,754	$12,850	$14,014

Total labor costs	$27,568	$25,606	$25,546	$25,689	$23,758	$22,985	$20,065	$19,850	$17,998	$18,962

Average number of employees	364,550	342,545	363,892	371,702	346,989	337,728	321,925	325,333	331,977	369,547
Total Company Employee Data — U.S. Operations

Payroll	$11,483	$10,548	$10,840	$10,961	$10,488	$10,381	$8,889	$8,019	$7,393	$8,313

Average number of employees	173,064	171,269	189,787	189,718	186,387	180,861	166,995	158,501	156,203	180,228
Average hourly labor costs (f)

Earnings	$25.58	$24.30	$22.95	$22.30	$21.79	$21.81	$20.94	$19.92	$19.10	$18.44

Benefits	21.79	21.42	20.60	19.47	18.66	19.13	18.12	19.24	17.97	14.12

Total hourly labor costs	$47.37	$45.72	$43.55	$41.77	$40.45	$40.94	$39.06	$39.16	$37.07	$32.56

Summary of Vehicle Unit Sales(g)
(in thousands)
North America
United States

Cars	1,725	1,563	1,614	1,656	1,767	2,036	1,925	1,820	1,588	1,870

Trucks	2,660	2,425	2,402	2,241	2,226	2,182	1,859	1,510	1,253	1,416

Total United States	4,385	3,988	4,016	3,897	3,993	4,218	3,784	3,330	2,841	3,286

Canada	288	279	319	258	254	281	256	237	259	257

Mexico	114	103	97	67	32	92	91	126	112	89

Total North America	4,787	4,370	4,432	4,222	4,279	4,591	4,131	3,693	3,212	3,632
Europe

Britain	518	498	466	516	496	520	464	420	471	607

Germany	353	444	460	436	409	386	340	407	501	361

Italy	209	205	248	180	193	179	172	266	301	219

Spain	180	155	155	155	160	163	117	165	128	155

France	172	171	153	194	165	180	150	194	190	185

Other countries	528	377	318	339	286	281	250	270	296	289

Total Europe	1,960	1,850	1,800	1,820	1,709	1,709	1,493	1,722	1,887	1,816
Other international

Australia	125	133	132	138	139	125	120	105	104	134

Brazil	117	178	214	190	201	164	151	117	137	137

Argentina	60	97	147	64	48	54	49	49	26	18

Taiwan	56	77	79	86	106	97	122	119	107	115

Japan	32	25	40	52	57	50	53	64	83	99

Other countries	83	93	103	81	67	63	65	71	67	72

Total other international	473	603	715	611	618	553	560	525	524	575

Total worldwide cars and trucks	7,220	6,823	6,947	6,653	6,606	6,853	6,184	5,940	5,623	6,023

[Additional columns below]

[Continued from above table, first column(s) repeated]

Summary of Operations	1989

Long-term debt

Automotive Sector	$1,137

Financial Services Sector	37,784

Stockholders’ equity (e)	22,728
Total Company Facility and Tooling Data

Capital expenditures for facilities (excluding special tools)	$4,412

Depreciation	2,720

Expenditures for special tools	2,354

Amortization of special tools	1,509
Total Company Employee Data — Worldwide

Payroll	$13,327

Total labor costs	$18,152

Average number of employees	366,641
Total Company Employee Data — U.S. Operations

Payroll	$8,654

Average number of employees	188,402
Average hourly labor costs (f)

Earnings	$17.77

Benefits	13.21

Total hourly labor costs	$30.98

Summary of Vehicle Unit Sales(g)
(in thousands)
North America
United States

Cars	2,201

Trucks	1,517

Total United States	3,718

Canada	326

Mexico	87

Total North America	4,131
Europe

Britain	739

Germany	326

Italy	153

Spain	173

France	192

Other countries	296

Total Europe	1,879
Other international

Australia	154

Brazil	157

Argentina	25

Taiwan	115

Japan	82

Other countries	65

Total other international	598

Total worldwide cars and trucks	6,608

(a)	1998 includes a non-cash gain of $15,955 million that resulted from Ford’s spin-off of The Associates.

(b)	1997 includes a gain of $269 million on the sale of Hertz Common Stock.

(c)	1996 includes a gain of $650 million on the sale of The Associates Common Stock.

(d)	Share data have been adjusted to reflect stock dividends and stock splits. Common stock price range (NYSE) has been adjusted to reflect The Associates Spin-off.

(e)	The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.

(f)	Per hour worked (in dollars). Excludes data for subsidiary companies.

(g)	Vehicle unit sales generally are reported worldwide on a “where sold” basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

FINANCIAL REVIEW OF FORD MOTOR COMPANY RESULTS

Overview

      On March 31, 1999, Ford purchased AB Volvo’s worldwide passenger car business (“Volvo Car”). Ford’s 1999 results and financial condition discussed below include the results and financial condition of Volvo Car since the date of acquisition.

      Ford’s worldwide net income was $7,237 million in 1999, or $5.86 per diluted share of Common and Class B Stock. Earnings in 1998 were $22,071 million, or $17.76 per diluted share. This includes a one-time, non-cash gain of $15,955 million that resulted from its spin-off of The Associates in 1998. The following unusual items were included in Ford’s 1999, 1998, and 1997 net income (in millions):

	Automotive Sector

				Rest	Total	Financial
	North		South	of	Auto	Services
	America	Europe	America	World	Sector	Sector

1999

– Gain from the sale of Ford’s interest in AutoEuropa to Volkswagen AG in the first quarter		$165			$165

– Inventory-related profit reduction for Volvo Car in the second quarter	$(16)	$(125)		$(5)	$(146)

– Visteon-related postretirement adjustment in the third quarter (incl. in Total Auto Sector)					$(125)

– Employee separation costs in the third quarter	$(88)				$(88)	$(23)

– Lump-sum payments relating to ratification of the 1999 United Auto Workers and Canadian Auto Workers contracts in the fourth quarter	$(103)				$(103)

Total 1999 unusual items	$(207)	$40	—	$(5)	$(297)	$(23)

1998

– Non-cash gain from Ford’s spin-off of The Associates in the first quarter						$15,955

– Employee separation costs in the fourth quarter	$(248)	$(137)	$(81)		$(466)	$(6)

– Write-off of Ford’s net exposure in Kia Motors Company in the fourth quarter	$(42)			$(44)	$(86)

– Charge in the fourth quarter to transfer Ford’s Batavia, Ohio transmission plant to a new joint venture company formed by ZF Friedrichshafen AG and Ford to manufacture continuously variable transmissions	$(73)				$(73)

Total 1998 unusual items	$(363)	$(137)	$(81)	$(44)	$(625)	$15,949

	Automotive Sector

				Rest	Total	Financial
	North		South	of	Auto	Services
	America	Europe	America	World	Sector	Sector

1997

– Gain resulting from Hertz IPO in the second quarter						$269

– Write-down of surplus assets in the second quarter resulting from the discontinuation of passenger car production at the Lorain Assembly Plant	$(97)				$(97)

– Employee termination costs in the second quarter relating to the elimination of a shift at the Halewood (England) Plant		$(44)			$(44)

– Loss on the sale of the heavy truck business in the second quarter	$(28)				$(28)

Total 1997 unusual items	$(125)	$(44)	—	—	$(169)	$269

      Ford’s worldwide revenues were $162.6 billion in 1999, up $18.2 billion from 1998. It sold 7,220,000 cars and trucks in 1999, up 397,000 units from 1998. This increase in unit sales reflects primarily the addition of Volvo Car. Ford stockholders’ equity was $27.5 billion at December 31, 1999, up $4.1 billion compared with December 31, 1998.

Fourth Quarter 1999 Results of Operations

      In the fourth quarter of 1999, Ford earned $1,806 million, or $1.47 per diluted share of Common and Class B Stock, compared with $1,043 million, or $0.84 per diluted share, in the fourth quarter of 1998. The increase in earnings reflects primarily the non-recurrence of 1998’s unusual items and lower costs, offset partially by lump-sum payments relating to the ratification of union contracts.

      Results of Ford’s operations by business sector for the fourth quarter of 1999 and 1998 are shown below (in millions):

	Fourth Quarter
	Net Income

			1999
			O/(U)
	1999	1998	1998

Automotive Sector	$1,449	$820	$629

Financial Services Sector	357	223	134

Total Company	$1,806	$1,043	$763

Automotive Sector

      Worldwide earnings for Ford’s Automotive sector were $1,449 million in the fourth quarter of 1999 on sales of $37.8 billion. Earnings in the fourth quarter of 1998 were $820 million on sales of $32.2 billion.

      Details of Ford’s Automotive sector earnings for the fourth quarter of 1999 and 1998 are shown below (in millions):

	Fourth Quarter
	Net Income/(Loss)

			1999
			O/(U)
	1999	1998	1998

North American Automotive	$1,576	$1,047	$529
Automotive Outside North America

— Europe	(55)	(74)	19

— South America	(95)	(151)	56

— Rest of World	23	(2)	25

Total Automotive Outside

North America	(127)	(227)	100

Total Automotive Sector	$1,449	$820	$629

      The increase in Ford’s fourth quarter Automotive sector earnings in North America reflects primarily the non-recurrence of last year’s unusual items, lower costs, higher volume and a more favorable vehicle mix, offset partially by the lump-sum payments relating to the ratification of union contracts.

      The improved fourth quarter results in Europe reflect the non-recurrence of 1998’s charge for employee separation costs, the addition of Volvo Car earnings and lower taxes, offset partially by lower volumes and market share for Ford-branded vehicles, primarily the Ka, Fiesta and Mondeo. The improvement in South America reflects primarily lower costs and the non-recurrence of the charge for employee separation costs, offset partially by lower revenue.

Financial Services Sector

      Details of Ford’s Financial Services sector earnings are shown below (in millions):

	Fourth Quarter
	Net Income/(Loss)

			1999
			O/(U)
	1999	1998	1998

Ford Credit	$309	$234	$75

Hertz	60	48	12

Minority Interests, Eliminations, and Other	(12)	(59)	47

Total Financial Services Sector	$357	$223	$134

Memo: Ford’s share of earnings in Hertz	$49	$39	$10

      Ford Credit’s consolidated net income in the fourth quarter of 1999 was $309 million, up $75 million or 32% from 1998. The increase in earnings reflects primarily a higher level of finance receivables and improved credit loss performance, offset partially by higher operating costs.

      Earnings at Hertz in the fourth quarter of 1999 were $60 million (of which $50 million was Ford’s share), compared with earnings of $48 million (of which $39 million was Ford’s share) a year ago.

Full-Year 1999 Results of Operations

      Results of Ford’s operations by business sector for the full-year 1999, 1998, and 1997 are shown below (in millions):

	Full Year Net Income

	1999	1998		1997

Automotive Sector	$5,721	$4,752		$4,714

Financial Services Sector (excluding The Associates)	1,516	1,187		1,374

Gain on spin-off of The Associates	—	15,955		—

The Associates (net of Minority Interest)	—	177	*	832

Total Company	$7,237	$22,071		$6,920

*	Through March 12, 1998

Review of 1999 Financial Milestones

      Ford established and communicated the financial milestones listed below for 1999. Results against these milestones are listed below.

	Full-Year 1999 Milestone	1999 Result

Automotive Sector

• North America	5%+ return on sales	6.2% return on sales

• Europe	Grow earnings	$165 million worse

• South America	Improve results	$226 million worse

• Total Costs	Down $1 billion from 1998 (at constant volume and mix)	Down $1 billion

• Capital Spending	$8.5 billion (includes capitalized software)	$7.9 billion

• Visteon	Grow earnings $2 billion of new business	Earnings up 5% $2 billion of new business
Financial Services Sector

• Ford Credit	Grow earnings by 10%	Earnings up 16%

• Hertz	Record earnings	Record, earnings up 21%
Total Company

• Total Shareholder Returns	Top quartile of S&P 500 over time
	• 1999	No (-6%)
	• 1998	Yes (+89%)
	• 1997-1999	Yes (+41% avg.)

Automotive Sector Results of Operations

      Details of Ford’s full-year Automotive sector earnings for 1999, 1998, and 1997 are shown below (in millions):

	Full-Year
	Net Income/(Loss)

	1999	1998	1997

North American Automotive	$6,137	$4,612	$4,434
Automotive Outside North America

— Europe	28	193	273

— South America	(452)	(226)	40

— Rest of World	133	173	(33)

Total Automotive Outside North America	(291)	140	280

Visteon-related postretirement adjustment	(125)	—	—

Total Automotive Sector	$5,721	$4,752	$4,714

1999 Compared with 1998

      Worldwide earnings for Ford’s Automotive sector were $5,721 million in 1999 on sales of $137 billion, compared with $4,752 million in 1998 on sales of $119.1 billion. The increase in earnings reflects improved results in North America, offset partially by lower earnings in all other geographic markets. Adjusted for constant volume and mix, total costs in the Automotive sector declined $1 billion compared with 1998.

      Ford’s Automotive sector earnings in North America were $6,137 million in 1999 on sales of $100.3 billion, compared with $4,612 million in 1998 on sales of $87.4 billion. The earnings improvement reflects primarily increased sales volume, an improved mix of light trucks and luxury cars, lower costs, and the non-recurrence of 1998’s unusual items, offset partially by higher interest expense, lump-sum payments related to the ratification of union contracts in 1999, and costs related to employee separation programs in 1999. The after-tax return on sales for Ford’s Automotive sector in North America was 6.2% in 1999, up 9/10 of a percentage point from 1998.

      In 1999, approximately 17.4 million new cars and trucks were sold in the United States, up from 16 million units in 1998. Ford’s share of those unit sales was 23.9% in 1999, down 7/10 of a percentage point. The decrease in market share reflects primarily capacity constraints on several key products due to strong demand in the United States market.

      Ford’s Automotive sector earnings in Europe were $28 million in 1999, a $165 million reduction from a year ago. The deterioration is explained by lower market share for Ford-branded vehicles, primarily Mondeo and Fiesta, and unfavorable vehicle mix, offset partially by the non-recurrence of 1998’s employee separation costs, lower taxes, the impact of 1999’s unusual items, and the addition of Volvo Car.

      In 1999, approximately 17 million new cars and trucks were sold in Ford’s fifteen primary European markets, up from 16.1 million units in 1998. Ford’s share of those unit sales was 10.6% in 1999, up 4/10 of a percentage point from a year ago. The increase in Ford’s share is more than explained by the addition of Volvo Car.

      Ford’s Automotive sector in South America lost $452 million in 1999, compared with a loss of $226 million in 1998. The decline in earnings reflects primarily lower industry sales, lower market share in Brazil, weak economic conditions, devaluation of the Brazilian currency, and increased competition, offset partially by lower costs and the non-recurrence of 1998’s employee separation costs.

      In 1999, approximately 1.3 million new cars and trucks were sold in Brazil, compared with 1.6 million in 1998. Ford’s share of those unit sales was 9.7% in 1999, down 3.4 percentage points from a year ago. In the fourth quarter of 1999, Ford’s market share in Brazil was 10.8%, down 8/10 of a percentage point. These declines in market share reflect increased competition from new and existing manufacturers who are aggressively competing for the lower industry volume.

      During December 1999, Ford completed the legal restructuring of its operations in Brazil, which included the realignment of its operations and the retirement of U.S. Dollar debt. Based on business changes, events in 1999, and the current business plan for Ford in Brazil, management has decided that a change in functional currency from the U.S. Dollar to the Real is required by Statement of Financial Accounting Standards No. 52 (“SFAS 52”) for Ford’s Automotive Segment. The Real will be the primary currency of the environment in which Ford Brazil will operate. This change, effective January 1, 2000, will result in a one-time write-down of Ford Brazil’s fixed assets and inventories of $348 million, which will be reflected in Ford’s first quarter Other Comprehensive Income shown in Ford’s Consolidated Statement of Stockholders’ Equity. Visteon’s Brazilian operations will continue to use the U.S. Dollar as its functional currency.

      Automotive sector earnings outside North America, Europe and South America (“Rest of World”) were $133 million in 1999, compared with earnings of $173 million in 1998. The decline in earnings reflects primarily higher taxes and lower sales volume, offset partially by Ford’s share of the profit improvement at Mazda and the non-recurrence of a write-off of its net exposure to Kia Motors Company in 1998. New car and truck sales in Australia, Ford’s largest market in Rest of World, were approximately 787,000 units in 1999, down 2.6 percentage points from a year ago. In 1999, Ford’s combined car and truck market share in Australia was 16.1%, up 2/10 of a percentage point from 1998.

      Ford’s Visteon operations, included in the Automotive sector, earned $735 million on revenues of $19,366 million in 1999, compared with $703 million on revenues of $17,762 million in 1998. This earnings improvement reflects primarily cost reductions, the consolidation of Halla Climate Control, and increased North American truck volume, offset partially by negotiated price reductions, compensation factors, and foreign currency translation. Visteon’s after-tax return on sales in 1999 was 3.9%, unchanged from a year ago.

      Ford and Visteon are close to completing a market-pricing review begun in 1999 of various carry-over components and systems Ford purchases from Visteon. When the review is completed and a final pricing level is agreed to, it is expected that Visteon will reduce prices to Ford.

Financial Services Sector Results of Operations

      Details of Ford’s full-year Financial Services sector earnings for 1999, 1998, and 1997 are shown below (in millions):

	Full-Year
	Net Income/(Loss)

	1999	1998		1997

Ford Credit	$1,261	$1,084		$1,031

Hertz	336	277		202

Gain on sale of Common Stock of Hertz	—	—		269

Minority Interests, Eliminations, and Other	(81)	(174)		(128)

Financial Services (excluding The Associates)	1,516	1,187		1,374

The Associates (net of Minority Interest)	—	177	*	832

Gain on spin-off of The Associates	—	15,955		—

Total Financial Services Sector	$1,516	$17,319		$2,206

Memo: Ford’s share of earnings in Hertz	$273	$224		$168

*	Through March 12, 1998

1999 Compared with 1998

      Earnings of Ford’s Financial Services sector consist primarily of two segments, Ford Credit and Hertz.

      See Item 7., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for discussion of Ford Credit’s 1999 results of operations.

      Earnings at Hertz in 1999 were $336 million (of which $273 million was Ford’s share). In 1998, Hertz had earnings of $277 million (of which $224 million was Ford’s share). The increase in earnings reflects primarily strong demand and continuing cost efficiency improvements.

Liquidity and Capital Resources

Automotive Sector

      At December 31, 1999, Ford’s Automotive sector had $23.6 billion of cash and marketable securities. Despite cash outflows of $6.3 billion for acquisitions and $2.3 billion in cash dividends, Ford’s cash and marketable securities only decreased by $220 million from December 31, 1998.

      In 1999, Ford spent $7.9 billion for capital goods, such as machinery, equipment, tooling and facilities, used in the Automotive sector. This is down $168 million from 1998. Capital expenditures were 5.8% of sales in 1999, down one percentage point from a year ago.

      At December 31, 1999, Ford’s Automotive sector had total debt of $12.1 billion. This amount was 31% of Ford’s total capitalization (that is, the sum of stockholders’ equity and Automotive debt) at the end of 1999, compared with 30% of total capitalization at year-end 1998.

Financial Services Sector

      At December 31, 1999, Ford’s Financial Services sector had cash and marketable securities totaling $1.6 billion, up $437 million from December 31, 1998.

      Finance receivables and net investment in operating leases were $155.8 billion at December 31, 1999, up $17.4 billion from December 31, 1998.

      Total debt was $139.9 billion at December 31, 1999, up $17.6 billion from December 31, 1998. Outstanding commercial paper at December 31, 1999 totaled $43.1 billion at Ford Credit (including $1 billion owed to Ford), and $2.5 billion at Hertz, with an average remaining maturity of 25 days and 15 days, respectively.

Year 2000 Date Conversion

      As of December 31, 1999, all critical business systems had been remediated and tested to ensure their ability to process the year 2000 date change (“Y2K”). The remediation and testing program’s scope included other impact areas as well, including suppliers, plant floor equipment, affiliates, dealers, product development test equipment, technical infrastructure, physical infrastructure, vehicle components, and end-user computing.

      Ford entered into the year 2000 smoothly and without disruption to the business due to Y2K. Ford did not experience any significant malfunctions or errors in operating or business systems when the date changed from 1999 to 2000. Based on operations since the date change, Ford does not expect any significant impact to its business as a result of Y2K. Reports from Ford’s suppliers regarding Y2K have exceeded expectations and have been uniformly positive. Ford’s business systems and technical infrastructure are processing normally.

      Ford estimates its total cost for Y2K compliance efforts will be about $394 million, which it will have incurred over about a three-year period that commenced mid-1997. Y2K compliance costs incurred through December 31, 1999 were about $388 million. Ford’s annual Y2K costs relating to information technology have represented and are expected through year-end 2000 to represent about 10% of its total annual information technology budget.

Euro Conversion

      The increased price transparency that may result from the use of a single currency in the eleven participating countries that have adopted the euro as their common legal currency could affect the ability of Ford and other companies to price their products differently in the various European markets. A possible result of this is price harmonization at lower average prices for products sold in some markets. Nevertheless, differences in national value added tax regimes, national vehicle registration taxes, customer preferences for equipment and options, sizes and types of vehicles and engines, and trade-in values may reduce the potential for price harmonization. In the year since the euro’s introduction, it is uncertain what affect, if any, the euro has had on the pricing of automobiles. Other factors, such as intense competition in the European markets and consumer preferences, also affect how vehicles are priced. It is impossible to determine how the introduction of the euro has impacted pricing relative to these other factors.

      Introduction of the euro may reduce the amount of Ford’s exposure to changes in foreign exchange rates, due to the netting effect of having imports and exports denominated in a single currency as opposed to the various legacy currencies. As a result, the complexity of Ford’s foreign exchange hedging has been reduced. Conversely, because there will be less diversity in its exposure to foreign currencies, movements in the euro’s value could have a more pronounced effect, whether positive or negative, on Ford.

      Ford has budgeted up to $50 million (including contingencies) for the period from 1997 through 2003 to cover the worldwide costs of preparing for and making operational changes to accommodate introduction of the euro. Certain of Ford’s business functions introduced euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments, pricing and invoicing. Other business functions will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs.

New Accounting Standards and Changes

New Standards

      In the first quarter of 1999, Ford adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Ford’s practice has been to expense the costs of obtaining or developing internal-use software as incurred. Adoption of this standard did not have a material effect on earnings.

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford anticipates having each of these types of hedges, and will comply with the requirements of SFAS 133 when adopted. Ford expects to adopt SFAS 133 beginning January 1, 2001 and has not yet determined the effect of adopting SFAS 133.

Accounting Changes

      Beginning in 1999, Ford changed from an accelerated method to the units-of-production method for special tooling amortization. This change was made to recognize that special tooling retains its value more uniformly over time and more closely aligns tooling amortization with vehicle production volumes, providing a better matching of costs and revenues.

      Also beginning in 1999, Ford modified its plant and equipment retirement policy to reflect gains and losses in income in the year of retirement. Previously, the cost of retired assets, net of salvage proceeds, was charged to accumulated depreciation. The change in accounting principle for plant and equipment retirement was made to better reflect the results of asset disposal/sale decisions.

      Adoption of these changes did not have a material effect on financial statements.

Outlook

Industry Sales Volumes

      Ford’s outlook for car and truck (including heavy trucks) industry sales in 2000 in its major markets is as follows:

United States	—	approximately 17 million units, compared with the 17.4 million units sold in 1999
Europe	—	approximately 18 million units, compared with the 18.3 million units sold in 1999 (both figures based on 19 markets)
Brazil	—	between 1.3 and 1.5 million units, compared with the 1.3 million units sold in 1999
Australia	—	slightly lower than the 787,000 units sold in 1999

2000 Financial Milestones

      Ford has set and communicated certain financial milestones for 2000. While Ford hopes to achieve these goals, they should not be interpreted as projections, expectations or forecasts of 2000 results. The financial milestones for 2000 are as follows:

Full-Year 2000 Milestone

Total Company

• Total Shareholder Returns	Top quartile of S&P 500 over time

• Revenue	Grow $5 billion
Automotive Sector

• North America	Record earnings

• Europe	Improve results

• South America	Improve results

• Rest of World	Improve results

• Total Costs	Reduce $1 billion (at constant volume and mix)

• Capital Spending	$9 billion

• Visteon	Achieve independence
Financial Services Sector

• Ford Credit	Grow earnings 10% & improve returns

• Hertz	Record earnings (ninth consecutive year of increased earnings)

Risk Factors

      Statements included or incorporated by reference herein may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation: greater price competition in the U.S. and Europe resulting from currency fluctuations, industry overcapacity or other factors; a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth; currency or commodity price fluctuations; further economic difficulties in South America or Asia; higher fuel prices; a market shift from truck sales in the U.S.; lower-than-anticipated residual values for leased vehicles; labor or other constraints on Ford’s ability to restructure its business; increased safety or emissions regulation resulting in higher costs and/or sales restrictions; work stoppages at key Ford or supplier facilities; and the discovery of defects in vehicles resulting in recall campaigns, increased warranty costs or litigation.

Quantitative and Qualitative Disclosures About Market Risk

      Ford is exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices.

•	To ensure funding over business and economic cycles and to minimize overall borrowing costs, Ford’s Financial Services sector issues debt and other payables with various maturity and interest rate structures. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in the interest rate structure of assets and liabilities.

•	Ford’s Automotive sector frequently has expenditures and receipts denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts; debt and other payables; subsidiary dividends; and investments in subsidiaries. These expenditures and receipts create exposures to changes in exchange rates.

•	Ford also is exposed to changes in prices of commodities used in its Automotive sector.

      Ford monitors and manages these financial exposures as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on its results. The effect of changes in exchange rates, interest rates and commodity prices on Ford’s earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins.

      Ford’s interest rate risk, foreign currency exchange rate risk and commodity risk are quantified below.

      Interest Rate Risk — Ford uses interest rate swaps (including those with a currency swap component) primarily at Ford Credit to mitigate the effects of interest rate fluctuations on earnings by changing the characteristics of assets and liabilities to match each other. All interest rate swap agreements are designated to hedge either a specific balance sheet item or pool of items. Ford uses a model to assess the sensitivity of its earnings to changes in market interest rates. The model recalculates earnings by adjusting rates associated with variable rate instruments on the repricing date and by adjusting rates on fixed rate instruments scheduled to mature in the subsequent twelve months, effective on their scheduled maturity date. Interest income and interest expense are then recalculated based on the revised rates. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments and leased assets, Ford’s after-tax earnings would change by $29 million over a 12-month period.

      Foreign Currency Risk — Ford uses derivative financial instruments to hedge assets, liabilities and firm commitments denominated in foreign currencies. Ford’s hedging policy is defensive, based on clearly defined guidelines. Speculative actions are not permitted. Ford does not use complex derivative instruments such as interest only or principal only derivatives. Ford uses a value-at-risk (“VAR”) analysis to evaluate its exposure to changes in foreign currency exchange rates. The primary assumptions used in the VAR analysis are as follows:

•	A Monte Carlo simulation model is used to calculate changes in the value of currency derivative instruments (forwards and options) and all significant underlying exposures. The VAR includes an 18-month exposure and derivative hedging horizon and a one-month holding period.

•	The VAR analysis calculates the potential risk, within a 99% confidence level, on firm commitment exposures (cash flows), including the effects of foreign currency derivatives. (Translation exposures are not included in the VAR analysis). The Monte Carlo simulation model uses historical volatility and correlation estimates of the underlying assets to produce a large number of future price scenarios which have a lognormal distribution.

•	Estimates of correlations and volatilities are drawn primarily from the JP Morgan RiskMetrics™ datasets.

      Based on Ford’s overall currency exposure (including derivative positions) during 1999, the risk during 1999 to its pre-tax cash flow from currency movements was on average less than $225 million, with a high of

$250 million and a low of $175 million. At December 31, 1999, currency movements are projected to affect Ford’s pre-tax cash flow over the next 18 months by less than $175 million, within a 99% confidence level. Compared with Ford’s projection at December 31, 1998, the 1999 VAR amount is approximately $150 million lower, primarily because of significantly reduced currency exchange rate volatility and higher levels of hedging, partially offset by the inclusion of Volvo currency exposures and hedges.

      Commodity Price Risk — Ford enters into commodity forward and option contracts. Such contracts are executed to offset Ford’s exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The fair value liability of such contracts, excluding the underlying exposures, as of December 31, 1999 and 1998 was approximately $223 and $(48) million, respectively. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $300 and $69 million at December 31, 1999 and 1998, respectively. This amount excludes the offsetting impact of the price change in the physical purchase of the underlying commodities.

Item 2.  Ford Credit Properties

      Substantially all of Ford Credit’s branch operations presently are being conducted from leased properties. At December 31, 1999, Ford Credit’s aggregate obligation under leases of real property was $118.8 million.

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

      For a discussion of pending cases against Ford and Ford Credit regarding Ford Credit’s leasing practices, see “Business of Ford — Legal Proceedings” under the headings “Lease Agreement Disclosure Class Action,” “Lease Residual Class Action,” “Red Carpet Lease Terminations” and “Late Changes Class Action”.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      All shares of the registrant’s Common Stock at December 31, 1999 were owned by Ford FSG, Inc., a wholly owned subsidiary of Ford, and, accordingly, there was no market for such stock. During 1999, Ford Credit declared and paid cash dividends of $2,167 million. Ford Credit declared an additional cash dividend of $150 million in 1999 that was paid in February 2000. Dividends also were paid in 1998, 1997, 1996, 1995 and 1994. Ford Credit may pay additional dividends from time to time depending on Ford Credit’s receivables levels, capital requirements, and profitability.

Item 6.  Selected Financial Data

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	1999	1998	1997	1996	1995

Selected Income Statement (in millions)
Financing revenue

Operating leases	$9,850	$9,661	$8,895	$8,224	$7,301

Retail	6,931	6,210	5,227	5,001	4,523

Wholesale	1,683	1,620	1,588	1,646	1,875

Other	421	399	392	477	507

Total finance revenue	18,885	17,890	16,102	15,348	14.206

Depreciation on operating leases	7,564	7,327	6,188	5,538	5,235

Interest expense	7,193	6,910	6,268	6,260	5,998

Net financing margin	4,128	3,653	3,646	3,550	2,973

Insurance premiums earned	236	293	298	226	—

Investment and other income	1,238	1,119	945	1,132	1,046

Total financing margin and revenue	5,602	5,065	4,889	4,908	4,019

Operating expenses	2,125	1,777	1,478	1,468	1,211

Provision for credit losses	1,166	1,180	1,338	993	480

Other insurance expenses	207	296	267	207	—

Total expenses	3,498	3,253	3,083	2,668	1,691

Income before income taxes	2,104	1,812	1,806	2,240	2,328

Provision for income taxes	791	680	727	731	683

Minority interests in net income of subsidiaries	52	48	48	68	66

Net income	$1,261	$1,084	$1,031	$1,441	$1,579

Net income from financing operations	$1,236	$1,082	$1,030	$1,386	$1,324

Net income from affiliated companies	25	2	1	55	255

Cash dividends	2,317	500	596	949	816

Return on equity	11.5%	10.6%	10.8%	16.1%	19.3%

Earnings-to-fixed charges ratio	1.3	1.3	1.3	1.3	1.3

Selected Balance Sheet (in billions)
Finance Receivables

Retail	$76.2	$67.7	$55.6	$53.1	$47.7

Wholesale	26.5	22.7	21.6	22.7	22.1

Other	7.2	6.8	5.3	5.9	7.4

Total finance receivables, net of unearned income	109.9	97.2	82.5	81.7	77.2

Deduct: Allowance for credit losses	(1.1)	(1.3)	(1.2)	(0.9)	(0.8)

Finance receivables, net	$108.8	$95.9	$81.3	$80.8	$76.4

Operating leases, net	$32.8	$34.6	$34.8	$30.7	$25.7

Assets

Financing operations	$156.6	$137.2	$122.0	$121.7	$109.5

Equity in net assets of affiliated companies	—	—	—	—	1.7

Total assets	$156.6	$137.2	$122.0	$121.7	$111.2

Capitalization (in billions)

Debt payable within one year	$69.8	$63.3	$55.8	$52.2	$49.6
Debt payable after one year

Senior	63.2	51.6	44.8	45.5	42.3

Subordinated and other	0.1	0.1	0.1	0.3	0.3

Total debt payable after one year	63.3	51.7	44.9	45.8	42.6

Total debt	133.1	115.0	100.7	98.0	92.2

Stockholder’s equity	10.9	10.6	9.6	9.2	8.7

Total capital	$144.0	$125.6	$110.3	$107.2	$100.9

Debt-to-equity ratio (to 1)	12.2	10.8	10.5	10.6	10.6

Debt payable within one year as percent of total capital	48.5%	50.4%	50.6%	48.7%	49.2%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The principal factors that influence the earnings of Ford Credit are interest margins and the levels of finance receivables and net investment in operating leases.

      Net interest margins reflect the difference between interest rates earned on finance receivables, including operating leases net of depreciation (“yields”), and the rates paid on borrowed funds. Yields on most receivables and operating leases generally are fixed at the time the contracts are acquired. On some receivables, primarily wholesale financing, yields vary with changes in short-term interest rates. Borrowed funds include short-term debt, the cost of which reflects changes in short- term interest rates, and long- term debt, the cost of which generally is fixed at the time of the debt placement.

      The levels of finance receivables and net investment in operating leases depend primarily on the volume of Ford Motor Company vehicle sales, the extent to which Ford Credit provides the wholesale and retail financing of those sales, and sales of receivables. Ford periodically sponsors special financing programs that are available exclusively through Ford Credit which provide payments to Ford Credit for interest supplements and other support costs on certain financing and leasing transactions. These programs can increase Ford Credit’s financing volume of Ford Motor Company vehicles.

Results of Operations

1999 Compared with 1998

      Ford Credit’s consolidated net income in 1999 was $1,261 million, up $177 million or 16% from 1998. Compared with 1998, the increase in full-year earnings reflects primarily higher financing volumes and improved credit loss performance, offset partially by increased operating expenses.

      Credit losses as a percent of average net finance receivables including net investment in operating leases decreased to 0.74% in 1999 compared with 0.86% in 1998, reflecting an improvement in portfolio credit quality.

      The effective income tax rate was 37.6% for 1999, unchanged from 1998.

      Higher operating expenses reflect primarily operating costs of recent acquisitions, costs associated with the restructuring of financing operations, and employee separation programs.

      Total net finance receivables and net investment in operating leases at December 31, 1999 were $141.6 billion, up $11.1 billion or 9% from a year earlier. The increase results primarily from Ford-sponsored special retail financing programs that are available exclusively through Ford Credit.

      During 1999, Ford Credit financed 47% of all new cars and trucks sold by Ford dealers in the U.S. compared with 42% in 1998. In Europe, Ford Credit financed 33% of all new vehicles sold by Ford dealers, unchanged from a year ago. Ford Credit provided retail financing for 3.1 million and 800,000 new and used vehicles in the U.S. and Europe, respectively. In 1999, Ford Credit provided wholesale financing for 84% of Ford factory sales in the U.S. and 96% of Ford factory sales in Europe compared with 83% for the U.S. and 95% for Europe last year.

      In the fourth quarter of 1999, Ford Credit’s consolidated net income was $309 million, up $75 million or 32% from 1998 earnings of $234 million. Compared with 1998, the increase in fourth-quarter earnings reflects primarily a higher level of finance receivables and improved credit loss performance offset partially by higher operating expenses.

1998 Results of Operations

      Ford Credit’s consolidated net income in 1998 was $1,084 million, up $53 million or 5% from 1997. Compared with 1997, the increase in full-year earnings reflects primarily improved credit loss performance, higher gains on receivable sales, a lower effective tax rate and higher financing volumes, offset partially by lower net financing margins and higher operating costs.

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

      Total net finance receivables and net investment in operating leases at December 31, 1998 were $130.5 billion, up $14.4 billion or 12% from a year earlier. The increase reflects primarily Ford-sponsored special financing programs that are available exclusively through Ford Credit.

      During 1998, Ford Credit financed 42% of all new cars and trucks sold by Ford dealers in the U.S. compared with 38% in 1997. In Europe during 1998, Ford Credit financed 33% of all new vehicles sold by Ford dealers compared with 29% in 1997. In 1998, Ford Credit provided retail financing for 2.8 million and 800,000 new and used vehicles in the United States and Europe respectively. In 1998, Ford Credit provided wholesale financing for 83% of Ford factory sales in the U.S. and 95% of Ford factory sales in Europe compared with 80% for the U.S. and 95% for Europe in 1997.

      In the fourth quarter of 1998, Ford Credit’s consolidated net income was $234 million, up $16 million or 7% from 1997 earnings of $218 million. The increase reflects primarily improved credit loss performance, lower effective tax rates, and higher financing volumes, offset partially by lower net financing margins and higher operating costs.

New Accounting Standard

      In the first quarter of 1999, Ford Credit adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Ford Credit’s practice has been to expense the costs of obtaining or developing internal-use software as incurred. Adoption of this standard did not have a material effect on earnings.

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford Credit anticipates having each of these types of hedges, and will comply with the requirements of SFAS 133 when adopted by Ford Credit. Ford Credit expects to adopt SFAS 133 beginning January 1, 2001. Ford Credit has not determined the effect of adopting SFAS 133.

Year 2000 Date Conversion

      As of December 31, 1999, all Ford Credit’s critical business systems had been remediated and tested to ensure their ability to process the year 2000 date change (“Y2K”). The remediation and testing program’s scope included other impact areas as well, including affiliates, dealers, technical infrastructure, physical infrastructure and end-user computing.

      Ford Credit entered into the year 2000 smoothly and without disruption to business due to Y2K. Ford Credit did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since the date change, Ford Credit does not expect any significant impact to its business as a result of Y2K. Ford Credit’s business systems and technical infrastructure are processing normally.

      Ford Credit has shared many of the Ford Motor Company Y2K compliance tools. Ford Credit estimates that its incremental costs will be about $25 million for Y2K compliance efforts. This amount will be incurred over about a three-year period that commenced mid-1997 and will end mid-2000. Y2K compliance costs incurred through December 31, 1999 are estimated at $23 million. Ford Credit’s annual Y2K costs relating to information technology have represented and are expected in the future to represent less than 10% of Ford Credit’s total annual information technology budget.

Euro Conversion

      Ford Credit, including Ford Credit Europe, made necessary changes to accounting, operational, and payment systems to accommodate introduction of the euro on January 1, 1999. Certain of Ford Credit’s business functions introduced euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments and denominating certain types of new loans in euro. Other business functions of Ford Credit will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs.

      Ford Credit plans no changes in its funding strategies or asset-liability management policies as a result of the introduction of the euro, and will continue to fund in all markets which are cost-effective. Ford Credit generally hedges all foreign exchange exposure associated with its funding activities. As a result, Ford Credit’s exposure to movements in foreign exchange rates is limited and introduction of the euro should have no material effect on Ford Credit.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Ford Credit is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. To ensure funding over business and economic cycles and to minimize overall borrowing costs, Ford Credit issues debt and other payables with various maturity and interest rate structures. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference between interest rates and maturity dates on assets and liabilities.

      These financial exposures are monitored and managed by Ford Credit as an integral part of the overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects on Ford Credit’s operating results. The effect of changes in exchange rates and interest rates on Ford Credit’s results generally has been small relative to other factors.

      The following quantifies Ford Credit’s interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

      Interest rate swaps (including those with a currency swap component) are used by Ford Credit to mitigate the effects of interest rate fluctuations on earnings by changing the characteristics of its debt to match the characteristics of its assets. Ford Credit uses a model to assess the sensitivity of its earnings to changes in market interest rates. The model recalculates earnings by adjusting the rates associated with variable rate instruments on the repricing date and adjusting the rates on fixed rate instruments scheduled to mature in the subsequent twelve months, effective on their scheduled maturity date. Interest income and interest expense are then recalculated based on the revised rates. Assuming an instantaneous decrease of one percentage point in interest rates applied to all financial instruments and leased assets, Ford Credit’s after-tax earnings would decline by $29 million over the ensuing twelve month period.

Foreign Currency Risk

      Ford Credit’s foreign currency risk is substantially reduced by the natural hedging process of both borrowing and lending in the local currencies of the home countries. Additionally, Ford Credit uses foreign currency agreements to hedge specific debt instruments and intercompany loans. Ford Credit’s earnings in the ensuing twelve month period would not be materially affected by an instantaneous 10% change in foreign currency exchange rates.

      Additional information called for by Item 7 and Item 7A is incorporated herein by reference from Item 1 — Business — “Business of Ford Credit — Credit Loss Experience”, “Business of Ford Credit — Borrowings and Other Sources of Funds”, and “Certain Transactions with Ford and Affiliates”, and Item 8 — “Financial Statements and Supplementary Data”.

Item 8.  Financial Statements And Supplementary Data

      The information called for by Item 8 is set forth at pages FC-1 through FC-26 of this Form 10-K Report, is incorporated herein by reference and is listed in the Index to Financial Statements as set forth in Item 14(a)(1) and 14(a)(2).

PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)  1.  Financial Statements

Report of Independent Accountants

Ford Motor Credit Company and Subsidiaries

Consolidated Statement of Income for the Years Ended December 31, 1999, 1998 and 1997.

Consolidated Balance Sheet, December 31, 1999 and 1998.

Consolidated Statement of Stockholder’s Equity, 1999, 1998 and 1997.

Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

      Notes to Financial Statements.

      The Financial Statements and Notes to Financial Statements listed above are incorporated by reference in Item 8 of this Report from pages FC-1 through FC-26 of this Form 10-K Report.

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

(a)  3.  Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.
Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.	Filed as Exhibit 3-B to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.
Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.
Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration No. 33-20081 and incorporated herein by reference.
Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated hereby by reference.

Designation	Description	Method of Filing

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dates as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.
Exhibit 10-J	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 1999 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 99 to Ford Motor Credit Company Report on Form 8-K dated January 11, 1999 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-X	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.
Exhibit 12-A	Computation of Ratio of Earnings to Fixed Charges of Ford Credit.	Filed with this Report.
Exhibit 12-B	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of Ford.	Filed with this Report.
Exhibit 23	Consent of Independent Accountants.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.

      Instruments defining the rights of holders of certain issues of long-term debt of the registrant have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the registrant. The registrant agrees to furnish a copy of each of such instruments to the Commission upon request.

(b)  Reports on Form 8-K

      Ford Credit filed the following Report on Form 8-K during the quarter ended December 31, 1999, which did not contain financial statements:

Date of Report	Item

October 18, 1999	Item 5 — Other Events

October 27, 1999	Item 5 — Other Events

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ford Motor Credit Company

By	/s/ DONALD A. WINKLER*

(D.A. Winkler, Chairman of the Board of Directors)

Date: March 20, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

DONALD A. WINKLER* (Donald A. Winkler)	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	March 20, 2000

ELIZABETH S. ACTON* (Elizabeth S. Acton)	Vice President — Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 20, 2000

B. BURNS* (B. Burns)	Director	March 20, 2000

TERRY D. CHENAULT* (Terry D. Chenault)	Director	March 20, 2000

D.R. WALKER* (D.R. Walker)	Director	March 20, 2000

DAVID C. FLANIGAN* (David C. Flanigan)	Director	March 20, 2000

MALCOLM S. MACDONALD* (Malcolm S. Macdonald)	Director	March 20, 2000

GREGORY C. SMITH* (Gregory C. Smith)	Director	March 20, 2000

H.D. WALLACE* (H.D. Wallace)	Director	March 20, 2000

*By	/s/ STACY P. THOMAS

(Stacy P. Thomas,
Attorney-in-Fact)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of

Ford Motor Credit Company:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Detroit, Michigan

January 24, 2000

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(in millions)

	For the Years Ended December 31

	1999	1998	1997

Financing revenue

Operating leases	$9,850.0	$9,661.4	$8,895.2

Retail	6,931.1	6,209.6	5,226.9

Wholesale	1,683.2	1,620.4	1,588.4

Other	421.1	398.9	391.4

Total financing revenue	18,885.4	17,890.3	16,101.9

Depreciation on operating leases	(7,564.5)	(7,327.4)	(6,188.2)

Interest expense	(7,193.4)	(6,910.4)	(6,268.2)

Net financing margin	4,127.5	3,652.5	3,645.5
Other revenue

Insurance premiums earned	236.6	292.9	298.3

Investment and other income	1,237.7	1,119.3	944.9

Total financing margin and revenue	5,601.8	5,064.7	4,888.7
Expenses

Operating expenses	2,124.5	1,777.0	1,477.4

Provision for credit losses	1,166.4	1,179.5	1,338.2

Other insurance expenses	207.1	296.0	267.1

Total expenses	3,498.0	3,252.5	3,082.7

Income before income taxes	2,103.8	1,812.2	1,806.0

Provision for income taxes	790.6	680.2	726.8

Income before minority interests	1,313.2	1,132.0	1,079.2

Minority interests in net income of subsidiaries	52.1	47.8	48.4

Net income	$1,261.1	$1,084.2	$1,030.8

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31

	1999	1998

Assets

Cash and cash equivalents	$942.2	$780.8

Investments in securities	524.4	725.8

Finance receivables, net	108,753.8	95,941.6

Net investment, operating leases	32,838.2	34,566.5

Retained interest in securitized assets	3,442.8	1,256.3

Notes and accounts receivable from affiliated companies	6,128.2	1,099.8

Other assets	4,001.1	2,877.0

Total assets	$156,630.7	$137,247.8

Liabilities and Stockholder’s Equity
Liabilities
Accounts payable

Trade, customer deposits, and dealer reserves	$2,908.3	$3,009.6

Affiliated companies	1,235.2	1,108.1

Total accounts payable	4,143.5	4,117.7

Debt	133,073.7	114,967.3

Deferred income taxes	3,564.0	3,157.7

Other liabilities and deferred income	4,511.0	4,014.4

Total liabilities	145,292.2	126,257.1

Minority interests in net assets of subsidiaries	414.4	346.0
Stockholder’s Equity

Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25.0	25.0

Paid-in surplus (contributions by stockholder)	4,341.6	4,343.4

Note receivable from affiliated company	—	(1,517.0)

Accumulated other comprehensive income/(loss)	(298.0)	(118.1)

Retained earnings	6,855.5	7,911.4

Total stockholder’s equity	10,924.1	10,644.7

Total liabilities and stockholder’s equity	$156,630.7	$137,247.8

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

					Accumulated Other
					Comprehensive Income/(Loss)

					Unrealized
			Note		Gain on		Unrealized
			Receivable		Retained		Gain/(Loss)
			from		Interest in	Foreign	on
	Capital	Paid in	Affiliated	Retained	Securitized	Currency	Investments
	Stock	Surplus	Company	Earnings	Assets	Translation	in Securities	Total

Balance at January 1, 1997	$25.0	$3,747.6	$(1,517.0)	$6,892.1	$	$(0.9)	$56.9	$9,203.7
Comprehensive income

Net income				1,030.8				1,030.8

Foreign currency translation						(188.5)		(188.5)

Unrealized loss (net of tax of $6.8)							(10.0)	(10.0)

Total comprehensive income, net of tax				1,030.8		(188.5)	(10.0)	832.3

Paid-in surplus		144.0						144.0

Cash dividends				(595.5)				(595.5)

Year Ended December 31, 1997	$25.0	$3,891.6	$(1,517.0)	$7,327.4	$	$(189.4)	$46.9	$9,584.5
Comprehensive income

Net income				1,084.2				1,084.2

Foreign currency translation						29.3		29.3

Unrealized gain (net of tax of $12.3)							20.5	20.5

Less: Reclassification adjustment for gains realized in net income (net of tax of $15.3)							(25.4)	(25.4)

Total comprehensive income, net of tax				1,084.2		29.3	(4.9)	1,108.6

Paid-in surplus		451.8						451.8

Cash dividends				(500.2)				(500.2)

Year Ended December 31, 1998	$25.0	$4,343.4	$(1,517.0)	$7,911.4	$	$(160.1)	$42.0	$10,644.7
Comprehensive income

Net income				1,261.1				1,261.1

Retained interest in securitized assets (net of tax of $33.4)					55.4			55.4

Foreign currency translation						(209.4)		(209.4)

Unrealized gain (net of tax of $1.9)							(3.2)	(3.2)

Less: Reclassification adjustment for gains realized in net income (net of tax of $13.7)							(22.7)	(22.7)

Total comprehensive income, net of tax				1,261.1	55.4	(209.4)	(25.9)	1,081.2

Settlement of Note Receivable			1,517.0					1,517.0

Paid-in surplus		(1.8)						(1.8)

Cash dividends				(2,317.0)				(2,317.0)

Year Ended December 31, 1999	$25.0	$4,341.6	$0.0	$6,855.5	$55.4	$(369.5)	$16.1	$10,924.1

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31

	1999	1998	1997

Cash flows from operating activities

Net income	$1,261.1	$1,084.2	$1,030.8
Adjustments to reconcile net income to net cash provided by operating activities

Provision for credit losses	1,166.4	1,179.5	1,338.2

Depreciation and amortization	7,995.1	7,366.3	6,398.9

Gain on sales of finance receivables	(82.6)	(192.7)	(64.5)

Increase/(decrease) in deferred income taxes	432.2	356.4	(92.8)

(Increase)/decrease in other assets	(1,343.7)	(1,353.6)	451.6

Increase/(decrease) in other liabilities	127.0	(52.8)	155.0

Other	110.5	260.2	302.6

Net cash provided by operating activities	9,666.0	8,647.5	9,519.8

Cash flows from investing activities

Purchase of finance receivables (other than wholesale)	(54,525.8)	(48,886.3)	(38,396.0)

Collection of finance receivables (other than wholesale)	33,575.6	28,033.7	32,207.8

Purchase of operating lease vehicles	(23,334.9)	(19,156.7)	(22,917.6)

Liquidation of operating lease vehicles	16,668.2	12,798.1	12,164.0

Net change in wholesale receivables	(4,026.2)	(797.6)	(1,759.1)

Proceeds from sales of receivables	9,928.9	7,907.8	3,850.4

Increase in note receivable with affiliate	(4,757.6)	—	—

Proceeds from settlement of intercompany note receivable	1,517.0	—	—

Purchase of investment securities	(894.4)	(1,911.7)	(2,732.3)

Proceeds from sale/maturity of investment securities	1,095.8	2,073.8	3,169.9

Other	(217.8)	(37.7)	(148.9)

Net cash used in investing activities	(24,971.2)	(19,976.6)	(14,561.8)

Cash flows from financing activities

Proceeds from issuance of long-term debt	34,128.4	18,186.7	11,826.6

Principal payments on long-term debt	(12,266.0)	(12,922.1)	(10,340.8)

Change in short-term debt, net	(3,974.5)	6,541.2	2,212.2

Cash dividends paid	(2,167.0)	(500.2)	(595.5)

Other	7.4	35.6	(57.5)

Net cash provided by financing activities	15,728.3	11,341.2	3,045.0

Effect of exchange rate changes on cash and cash equivalents	(261.7)	79.2	(29.5)

Net change in cash and cash equivalents	161.4	91.3	(2,026.5)

Cash and cash equivalents, beginning of year	780.8	689.5	2,716.0

Cash and cash equivalents, end of year	$942.2	$780.8	$689.5

Supplementary cash flow information

Interest paid	$6,681.6	$6,526.6	$6,117.3

Taxes paid	215.1	325.9	520.2

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of Ford Motor Credit Company, its controlled domestic and foreign subsidiaries and controlled joint ventures (“Ford Credit”). Affiliates that are 20-50 percent owned are included in the consolidated financial statements on an equity basis. Ford Credit is an indirect wholly owned subsidiary of Ford Motor Company (“Ford”). Use of estimates as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates and assumptions. Certain amounts in prior years’ financial statements have been reclassified to conform with current year presentation.

Nature of Operations

      Ford Credit operates in many locations around the world, the most significant of which are the United States and Europe. Ford Credit’s reportable operating segments include Ford Credit North America, Ford Credit International, and Personal Financial Services. Ford Credit North America consists of the United States and Canada. Ford Credit International consists of all other countries. Personal Financial Services consists of insurance operations and new business ventures.

      Ford Credit’s financing operations primarily consist of: the purchase from franchised Ford vehicle dealers of retail installment sale contracts and retail leases; wholesale financing and capital loans to franchised Ford vehicle dealers and other franchises associated with such dealers; and loans to vehicle leasing companies. Ford Credit conducts insurance operations through its wholly owned subsidiary, The American Road Insurance Company (“TARIC”).

Revenue Recognition

      Revenue from finance receivables is recognized using the interest (actuarial) method. Certain origination costs on receivables are deferred and amortized to financing revenue over the life of the related receivable using the interest method. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be impaired. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is expected. Other amounts collected are generally recognized first as a reduction of principal. Any remaining amounts are treated as a recovery.

      Agreements with Ford and other affiliates provide for interest supplements and other support payments to Ford Credit on certain financing and leasing transactions. These payments are recognized as income over the period that the related finance receivables and leases are outstanding.

      Insurance premiums are earned over the policy periods on bases related to amounts at risk. Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience. Physical damage insurance premiums covering vehicles financed at wholesale by Ford Credit and its finance subsidiaries are recognized as income on a monthly basis as billed. Other physical damage, credit life, and credit disability premiums are earned over the life of the related policies, primarily on the sum-of-the-digits basis. Certain costs of acquiring new business are deferred and amortized over the terms of the related policies on the same basis on which premiums are earned. Direct and ceded insurance premiums are earned over the life of the policy based on historical loss experience for contractual liability policies, and on the sum-of-the-digits basis for credit life and disability policies. Ceded insurance agreements do not relieve TARIC of its primary obligation to policyholders.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1.  ACCOUNTING POLICIES — Continued

Sale of Receivables and Operating Leases

      Ford Credit periodically sells finance receivables through special purpose subsidiaries, retains the servicing rights and certain other beneficial interests, and receives a servicing fee which is recognized as collected over the remaining term of the related sold finance receivables. Estimated gains or losses from the sale of finance receivables are recognized in the period in which the sale occurs. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale (see Note 7). The retained interest includes senior notes, interest-only strips, subordinated certificates, and restricted cash held by securitization trusts. These financial instruments are recorded at market with the resultant unrealized gains or losses excluded from income and reported, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity.

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

Depreciation

      Depreciation expense on operating leases is provided on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Gains or losses upon disposal and adjustments to reflect impairment of the vehicle’s residual value are also included in depreciation expense.

Residual Values

      The Company has significant investments in the residual values of its leasing portfolios. Residual values represent estimates of the value of the assets at the end of the lease terms and are initially calculated based on appraisals and estimates. Residual values are reviewed on a regular basis to determine that recorded amounts are appropriate. Estimated reserves for residual values are based on assumptions as to used car prices at lease termination and the number of vehicles that will be returned to the Company. These assumptions and the related reserve may change based on changing market conditions.

Allowance for Credit Losses

      An allowance for estimated credit losses is established during the period in which receivables or vehicles leased are acquired and is based on historical experience and other factors that affect collectibility. The allowance for estimated credit losses includes a provision for certain non-homogenous impaired receivables. Impaired receivables are measured based on the present value of expected future cash flows discounted at the receivable’s effective interest rate. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Collateral held for resale included in other assets is carried at its estimated fair value at the date of repossession net of estimated disposal costs. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1.  ACCOUNTING POLICIES — Continued

Insurance Liabilities

      A liability for reported insurance claims and an estimate of unreported insurance claims which is based on past experience is included in other liabilities and deferred income.

Derivative Financial Instruments

      Ford Credit operates in many countries worldwide, and is exposed to market risks, including the effects of changes in interest rates and foreign currency exchange rates. Ford Credit issues debt and other payables with various maturities and interest rate structures in various currencies to ensure funding over business and economic cycles and to minimize overall borrowing costs. The maturity and interest rate structures frequently differ from the invested assets. Exposure to fluctuations in interest rates is created by differences in maturities of liabilities versus maturities of assets. Financial exposure is monitored and managed in accordance with Ford Credit’s established policies and procedures.

      Ford Credit has entered into agreements to manage exposures to fluctuations in interest rates and foreign exchange. These agreements are used to hedge interest rate exposure and to hedge debt and intercompany loans denominated in foreign currencies. All such instruments are classified as “held for purposes other than trading”; company policy specifically prohibits the use of derivatives for speculative purposes.

      Interest rate swap agreements are used to manage the effects of interest rate fluctuations by changing the interest rate characteristics of Ford Credit’s debt to match the interest rate characteristics of related assets. All interest rate swap agreements are designated to hedge either a specific debt issue or pool of debt. The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the underlying debt.

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

Foreign Currency Translation

      Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates with the effects of these translation adjustments being reported as a separate component of accumulated other comprehensive income in stockholder’s equity. The change in this account results from translation adjustments recorded during the year.

Cash Equivalents

      Ford Credit considers investments purchased with a maturity of three months or less to be cash equivalents.

NOTE 2.  ADDITIONS TO PAID-IN SURPLUS

      Additions to paid-in surplus represent contributions from Ford for various financial services subsidiaries.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 3.  INVESTMENTS IN SECURITIES

      Investments in securities consist of debt, municipal, corporate, mortgage-backed and other securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. Held-to-maturity securities are recorded at amortized cost. Equity securities which do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

      The fair value of substantially all securities was estimated based on quoted market prices. For securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

      Investments in securities at December 31, 1999 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)

Available-for-sale securities

Corporate debt securities	$151.0	$—	$(5.6)	$145.4

Mortgage-backed securities	201.9	0.1	(6.8)	195.2

Debt securities issued by U.S. government and agencies	81.7	—	(2.9)	78.8

Equity securities	27.7	42.3	(2.0)	68.0

Debt securities issued by foreign government	12.9	—	—	12.9

Municipal Securities	18.4	—	(0.9)	17.5

Total available-for-sale securities	493.6	42.4	(18.2)	517.8

Held-to-maturity securities

Corporate debt securities	0.4	—	—	0.4

Debt securities issued by U.S. government and agencies	6.2	0.1	(0.3)	6.0

Total held-to-maturity securities	6.6	0.1	(0.3)	6.4

Total investments in securities	$500.2	$42.5	$(18.5)	$524.2

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 3.  INVESTMENTS IN SECURITIES — Continued

      Investments in securities at December 31, 1998 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)

Available-for-sale securities

Corporate debt securities	$187.8	$2.9	$(1.6)	$189.1

Mortgage-backed securities	198.3	2.8	(0.4)	200.7

Debt securities issued by U.S. government and agencies	146.6	3.0	(0.2)	149.4

Equity securities	35.0	57.7	(1.4)	91.3

Debt securities issued by foreign government	23.2	0.2	—	23.4

Municipal securities	62.9	1.7	—	64.6

Total available-for-sale securities	653.8	68.3	(3.6)	718.5

Held-to-maturity securities

Corporate debt securities	1.5	—	—	1.5

Debt securities issued by U.S. government and agencies	5.8	0.4	—	6.2

Total held-to-maturity securities	7.3	0.4	—	7.7

Total investments in securities	$661.1	$68.7	$(3.6)	$726.2

      The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1999, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

		(in millions)

Due in one year or less	$0.4	$0.4	$0.4	$0.4

Due after one year through five years	102.0	100.3	2.7	2.7

Due after five years through ten years	51.8	49.6	3.1	2.8

Due after ten years	109.8	104.3	0.4	0.5

Mortgage-backed securities	201.9	195.2	—	—

Equity securities	27.7	68.0	—	—

Total	$493.6	$517.8	$6.6	$6.4

      Proceeds from sales of available-for-sale securities were $1.1 billion and $2.1 billion in 1999 and 1998, respectively. Gross realized gains and losses for 1999 were $32.8 million and $14.2 million, respectively. Gross realized gains and losses for 1998 were $48.1 million and $3.4 million, respectively. Gross realized gains and losses for 1997 were $95.1 million and $7.4 million, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 4. FINANCE RECEIVABLES

      Net finance receivables at December 31 were as follows:

	1999	1998

	(in millions)

Retail	$76,181.6	$67,732.7

Wholesale	26,450.0	22,650.1

Other	7,244.3	6,838.8

Total finance receivables, net of unearned income	109,875.9	97,221.6

Less: Allowance for credit losses	(1,122.1)	(1,280.0)

Finance receivables, net	$108,753.8	$95,941.6

      At December 31, 1999 finance receivables include $2.6 billion owed by three customers with the largest receivable balances.

      The contractual maturities of total finance receivables outstanding at December 31, 1999, net of unearned income and adjusted for estimated prepayments, were as follows:

	Due in Year Ending December 31			Due
				After
	2000	2001	2002	2002	Total

	(in millions)

Retail	$34,753.1	$21,590.4	$12,139.4	$7,698.7	$76,181.6

Wholesale	26,441.5	6.9	0.4	1.2	26,450.0

Other	4,214.5	253.7	180.2	2,595.9	7,244.3

Total	$65,409.1	$21,851.0	$12,320.0	$10,295.8	$109,875.9

      It is Ford Credit’s experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

      The aggregate receivable balances related to accounts past due 60 days or more at December 31 were as follows:

	1999	1998

	(in millions)

Retail	$619.7	$473.5

Wholesale	60.5	73.2

Other	46.5	31.6

Total	$726.7	$578.3

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 4. FINANCE RECEIVABLES — Continued

      Included in retail and other receivables are investments in direct financing leases related to the leasing of motor vehicles.

	1999	1998

	(in millions)

Net investment in direct financing leases

Minimum lease rentals to be received	$4,479.8	$4,405.6

Estimated residual values	3,278.8	3,720.2

Less: Unearned income	(901.6)	(1,106.0)

Origination costs	83.7	59.6

Less: Allowance for credit losses	(50.8)	(79.8)

Net investment in direct financing leases	$6,889.9	$6,999.6

      Minimum direct financing lease rentals for each of the five succeeding years are as follows (in millions): 2000 — $1,693.6; 2001 — $1,222.5; 2002 — $908.0; 2003 — $516.7; 2004 — $121.7; thereafter — $17.3.

NOTE 5.  NET INVESTMENT, OPERATING LEASES

      Operating leases at December 31 were as follows:

	1999	1998

	(in millions)

Investment in operating leases

Vehicles, at cost	$41,537.1	$42,663.3

Lease initial direct costs	51.7	62.7

Less: Accumulated depreciation	(8,397.1)	(7,891.3)

Allowance for credit losses	(353.5)	(268.2)

Net investment in operating leases	$32,838.2	$34,566.5

      Future minimum rentals on operating leases are as follows (in millions): 2000 — $6,702.5; 2001 — $4,489.9; 2002 — $2,238.3; 2003 — $228.3; 2004 — $98.8.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 6.  ALLOWANCE FOR CREDIT LOSSES

      Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

	1999	1998	1997

	(in millions)

Balance, beginning of year	$1,548.2	$1,471.4	$1,217.6

Provision charged to operations	1,166.4	1,179.5	1,338.2
Deductions

Losses	1,274.2	1,242.7	1,239.1

Recoveries	(274.5)	(203.3)	(232.0)

Net losses	999.7	1,039.4	1,007.1

Other changes, principally amounts related to finance receivables and operating leases sold and translation adjustments	239.3	63.3	77.3

Net deductions	1,239.0	1,102.7	1,084.4

Balance, end of year	$1,475.6	$1,548.2	$1,471.4

NOTE 7.  RETAINED INTEREST IN SECURITIZED ASSETS

      Ford Credit has sold retail and wholesale receivables through special purpose subsidiaries. Ford Credit’s servicing portfolio relating to these finance receivable sales amounted to $19.5 billion and $13.5 billion at December 31, 1999 and 1998 respectively. Ford Credit periodically sells vehicles subject to operating leases to special purpose subsidiaries under sale-leaseback arrangements. Ford Credit’s servicing portfolio related to these sales amounted to $144.3 million and $394.9 million at December 31, 1999 and 1998, respectively. The interest-only strips, subordinated certificates, and restricted cash held by securitization trusts are subject to limited recourse provisions. In determining the fair value of the assets, the Company discounts the present value of projected cash flows (which considers anticipated credit losses and prepayment rates) retained at various discount rates based on economic factors in individual countries. The weighted average discount rate of the projected cash flows was 13.57% at December 31, 1999. Estimated credit losses related to these assets are based principally on historical and projected loss experience over the life of the finance receivables and operating leases. At December 31, 1999, the assumed credit loss rate was 1.54% over the life of the pool. The assumed prepayment rate, which represents expected payments in excess of normal schedule maturity rates, was 1.46% (weighted average rate for all pools) at December 31, 1999. The following summarizes the components of retained interest in securitized assets for the years ended December 31:

	1999	1998

	(in millions)

Senior notes	$1,983.5	$—

Interest-only strips	336.7	305.3

Subordinated certificates	939.9	841.5

Restricted cash held by securitization trusts	182.7	109.5

Total	$3,442.8	$1,256.3

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 8.  OTHER ASSETS

      Other assets at December 31 were as follows:

	1999	1998

	(in millions)

Investment in used vehicles held for resale, at estimated fair value	$1,533.1	$1,120.5

Deferred charges and other assets	1,259.1	1,168.9

Prepaid reinsurance premiums	952.0	383.1

Property and equipment, net of accumulated depreciation of $164.5 in 1999 and $139.6 in 1998	256.9	204.5

Total	$4,001.1	$2,877.0

NOTE 9.  DEBT

      Debt at December 31 was as follows:

	Weighted-Average
	(A)
	Interest Rates		Book Value

	1999	1998	1999	1998

			(in millions)

Payable Within One Year

Commercial paper (B)			$43,077.9	$46,188.2

Other short-term debt (C)			6,769.8	7,445.0

Total short-term debt	5.99%	5.69%	49,847.7	53,633.2

Long-term indebtedness payable within one year (D)(E)	6.24%	5.74%	19,893.4	9,689.2

Total payable within one year	6.06%	5.69%	69,741.1	63,322.4

Payable After One Year
Unsecured senior indebtedness

Notes (F)	6.43%	6.25%	61,271.1	49,899.0

Debentures	3.15%	3.97%	2,051.4	1,661.1

Unamortized discount			(84.2)	(25.5)

Total unsecured senior indebtedness			63,238.3	51,534.6

Unsecured long-term subordinated notes	8.51%	8.50%	94.3	110.3

Total payable after one year (E)			63,332.6	51,644.9

Total debt	6.19%	5.91%	$133,073.7	$114,967.3

(A)	Excludes the effect of interest rate swap agreements.

(B)	The average remaining maturities of commercial paper was 25 days at December 31, 1999 and 30 days at December 31, 1998. Includes $1,031.0 million and $0 million with an affiliated company at December 31, 1999 and 1998, respectively.

(C)	Includes $717.5 million and $988.6 million with affiliated companies at December 31, 1999 and 1998, respectively.

(D)	Includes $763.6 million and $394.9 million with an affiliated company at December 31, 1999 and 1998, respectively.

(E)	Unsecured senior notes and debentures mature at various dates through 2078. Maturities are as follows (in millions): 2000 — $19,893.4; 2001 — $14,084.4; 2002 — $12,015.5; 2003 — $9,749.1; 2004 — $10,144.7; thereafter — $17,338.9.

(F)	Includes $2,693.2 million and $2,483.0 million with affiliated companies at December 31, 1999 and 1998, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 9.  DEBT — Continued

Payable After One Year (A)

	1999	1998

	(in millions)

Fixed interest rates	$40,608.3	$33,724.6

Variable interest rates (generally based on LIBOR or other short-term rates)	22,724.3	17,920.3

Total payable after one year	$63,332.6	$51,644.9

(A) Excludes the effect of interest rate swap agreements.

      Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The agreements decreased the overall weighted-average interest rate on total debt from 6.19% to 6.08% as of December 31, 1999 and decreased the overall weighted-average interest rate on total debt from 5.91% to 5.75% as of December 31, 1998. In addition, the agreements decreased Ford Credit’s overall weighted-average effective interest rates for full year 1999 from 5.82% to 5.76% and decreased full year 1998 from 6.46% to 6.42%. The agreements effectively converted all long-term obligations payable after one year subject to variable interest rates to fixed rates, as of December 31, 1999 and 1998. Additionally, the Company manages the anticipated refinancing of commercial paper. The agreements decreased commercial paper subject to variable interest rates as of December 31, 1999 and 1998 to $36,498.5 and $35,370.1, respectively. The effect of these agreements is to reduce the effect of interest rate changes on profitability. Approximately 29% of Ford Credit’s interest rate swaps mature in 2000 and approximately 89% mature by 2004.

      Certain of these obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap and forward agreements are used to hedge exposure to changes in exchange rates of these obligations.

NOTE 10.  SUPPORT FACILITIES

      Support facilities represent additional sources of funds, if required. At December 31, 1999, Ford Credit had approximately $18.3 billion of contractually committed facilities. In addition, $7.7 billion of Ford lines of credit may be used by Ford Credit at Ford’s option. The lines have various maturity dates through June 30, 2004 and may be used, at Ford Credit’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.4 billion of contractually committed liquidity facilities to support Ford Credit’s asset backed commercial paper program.

      Additionally, at December 31, 1999, there were approximately $4.6 billion of contractually committed facilities available for FCE Bank plc’s (“FCE Bank”) use. In addition, $615 million of Ford credit lines may be used by FCE Bank at Ford’s option. The lines have various maturity dates through June 30, 2004 and may be used, at FCE Bank’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 11.  INCOME TAXES

      Ford Credit and certain of its domestic subsidiaries join Ford in filing consolidated United Stated federal and state income tax returns. In accordance with its intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to Ford Credit generally on a separate return basis. The provision for income taxes was estimated as follows:

	1999	1998	1997

	(in millions)

Currently payable

U.S. federal	$—	$15.9	$572.1

Foreign	246.5	264.3	231.9

State and local	—	—	15.3

Total currently payable/(refundable)	246.5	280.2	819.3

Deferred tax (benefit)/liability

U.S. federal	464.8	390.5	(136.3)

Foreign	14.2	(37.8)	32.8

State and local	65.1	47.3	11.0

Total deferred	544.1	400.0	(92.5)

Total provision	$790.6	$680.2	$726.8

      A reconciliation of the provision for income taxes as a percentage of income before income taxes, excluding equity in net income of affiliated companies and minority interest in net income of a joint venture, with the United States statutory tax rate for the last three years is shown below:

	1999	1998	1997

U.S. statutory tax rate	35.0%	35.0%	35.0%

Effect of (in percentage points) Taxes attributable to foreign source income	0.5	0.6	3.7

State and local income taxes	1.8	1.7	1.7

Investment income not subject to tax or subject to tax at reduced rates	(0.2)	(0.2)	(0.2)

Rate adjustments on deferred taxes	0.2	—	(0.7)

Other	0.3	0.5	0.8

Effective tax rate	37.6%	37.6%	40.3%

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 11.  INCOME TAXES — Continued

      Deferred income taxes reflect the estimated tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities as of December 31 were as follows:

	1999	1998

	(in millions)

Deferred Tax Liabilities

Leasing transactions	$4,824.6	$4,627.9

Finance receivables	1,327.7	526.5

Purchased tax benefits	274.5	301.5

Sales of receivables	216.2	118.9

Other	321.0	173.8

Total deferred tax liabilities	6,964.0	5,748.6

Deferred Tax Assets

Net operating losses and foreign tax credits	1,752.0	833.4

Provision for credit losses	997.2	955.6

Alternative minimum tax	296.6	298.0

Employee benefit plans	141.6	131.0

Other	212.6	372.9

Total deferred tax assets	3,400.0	2,590.9

Net deferred tax liabilities	$3,564.0	$3,157.7

NOTE 12.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

      Ford Credit and certain of its subsidiaries provide selected health care and life insurance benefits for retired salaried employees under unfunded plans sponsored by Ford and certain of its subsidiaries. Ford Credit’s U.S. and Canadian salaried employees may become eligible for those benefits if they retire while working for Ford Credit; however, benefits and eligibility rules may be modified from time to time. The estimated cost for post-retirement health care benefits is accrued on an actuarially determined basis.

      Increasing the assumed health care cost trend rate by one percentage point is estimated to increase the aggregate service and interest cost components of net post-retirement benefit expense for 1999 by approximately $8 million and the accumulated post-retirement benefit obligation at December 31, 1999 by approximately $53 million. A decrease of one percentage point would reduce service and interest cost by about $6 million and decrease the December 31, 1999 post-retirement benefit obligation by about $41 million.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 12.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS — Continued

      Net post-retirement benefit expense included the following for the years ended December 31:

	1999	1998	1997

	(in millions)

Costs Recognized in Income

Service cost	$14.4	$9.7	$7.8

Interest cost	20.5	16.4	14.6

Curtailments	13.1	1.5	—

Amortization of prior service cost	(0.4)	(0.2)	(0.2)

Amortization of losses	0.5	0.1	—

Net post-retirement benefit expense	$48.1	$27.5	$22.2

Discount rate for expense	6.5%	7.0%	7.5%

Initial health care cost trend rate	7.1%	6.6%	6.4%

Ultimate health care cost trend rate	5.0%	5.0%	5.0%

Number of years to ultimate trend rate	9	10	10

      The year-end status of these plans was as follows for the years ended December 31:

	1999	1998

	(in millions)

Change in Benefit Obligation

Benefit obligation at January 1	$300.7	$239.4

Service cost	14.4	9.7

Interest cost	20.5	16.4

Amendments	(4.6)	—

Curtailments	13.1	1.5

Benefits paid	(8.9)	(6.3)

Foreign exchange	0.1	—

Actuarial loss	12.9	40.0

Benefit obligation at December 31	$348.2	$300.7

Funded Status of the Plan

Plan assets less than projected benefits	$(348.2)	$(300.7)

Unamortized prior service cost	(5.2)	(1.0)

Unamortized net losses	37.6	25.4

Net amount recognized	$(315.8)	$(276.3)

Amounts Recognized in the Balance Sheet consist of:

Accrued liabilities	$(315.8)	$(276.3)

Assumptions as of December 31

Discount rate	7.8%	6.5%

Initial health care cost trend rate	9.0%	7.1%

Ultimate health care cost trend rate	5.0%	5.0%

Number of years to ultimate trend rate	8	9

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 13.  TRANSACTIONS WITH AFFILIATED COMPANIES

      An agreement with Ford provides for payments by Ford to Ford Credit that would maintain Ford Credit’s consolidated income before income taxes and net income at specified minimum levels. No payments were required under the agreement during 1999, 1998, or 1997.

      Ford Credit and its subsidiaries, from time to time, purchase accounts receivable of certain divisions and subsidiaries of Ford. The amount of such receivables outstanding was $3,658.4 million at December 31, 1999 and $3,887.4 million at December 31, 1998. Agreements with Ford and other affiliates also provide for payments to Ford Credit for interest supplements and other support costs on certain financing and leasing transactions. Amounts included in the income statement for these and other transactions with Ford were as follows (in millions): 1999 — $3,186.2; 1998 — $2,395.2; 1997 — $1,778.5. Ford Credit and its subsidiaries purchase from Ford and affiliates certain vehicles which were previously acquired by Ford principally from its fleet and rental car customers. The fair values of these vehicles held for resale and included in other assets at December 31 were as follows (in millions): 1999 — $1,305.5; 1998 — $862.8. Ford Credit also has entered into a sale-leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these vehicles included in operating leases at December 31 was as follows (in millions): 1999 — $824.9; 1998 — $796.9.

      Ford Credit sold commercial paper to Ford during 1999. Interest expense associated with the commercial paper was as follows (in millions): 1999 — $5.9; 1998 — $0; 1997 — $0. Ford Credit also incurred interest expense on debt with affiliated companies as follows (in millions): 1999 — $185.6; 1998 — $193.8; 1997 — $327.8.

      Ford Credit and Ford revised their intercompany tax sharing agreement in 1997 effective for years ended after December 31, 1994. Ford Credit recorded a deferred tax asset for amounts due from Ford under the revised agreement. Ford compensates Ford Credit for the temporary use of these funds. The interest income earned and included in income was as follows (in millions): 1999 — $55.8; 1998 — $49.9; 1997 — $41.6.

      Ford Credit and its subsidiaries, from time to time, provide loans to Ford and other affiliates. The amount of such loans was $4,769.8 million at December 31, 1999 and $12.9 million at December 31, 1998. Interest income earned and included in income was as follows (in millions): 1999 — $162.1; 1998 — $3.1; 1997 — $0. Ford Credit’s promissory note from Ford Holdings, Inc. for $1,517 million was settled in the Fourth Quarter 1999. Interest income earned on the promissory note was as follows (in millions): 1999 — $63.5; 1998 — $88.5; 1997 -$91.6.

      Ford Credit and its subsidiaries receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. Payments to Ford and its subsidiaries for such advice and services are charged to operating expenses and were as follows (in millions): 1999 — $166.9; 1998 — $130.6; 1997 — $120.7.

      Retirement benefits are provided under defined benefit plans for employees of Ford Credit and its subsidiaries in the United States by the Ford General Retirement Plan and for employees of the foreign subsidiaries in Europe, Australia, and Canada by the respective Ford retirement plans. Employee retirement plan costs allocated to Ford Credit and its subsidiaries from Ford and charged to operating expenses were as follows (in millions): 1999 — $15.4; 1998 — $16.9; 1997 — $13.6.

      Earned premiums reinsured to a Ford-owned affiliate were as follows (in millions): 1999 — $236.8; 1998 — $53.0; 1997 — $1.5. Loss and loss adjustment expense recoveries from the same affiliate were as follows (in millions): 1999 — $121.9; 1998 — $29.4; 1997 — $0.6.

      Ford Credit has sold notes backed by retail receivables through special purpose subsidiaries. Ford purchased a portion of these notes as part of their investment portfolio. The outstanding balance of these notes are $94.1 million and $0 at December 31, 1999 and 1998, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 13. TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

      Agreements with Ford and other affiliates also provide guarantees for Ford Credit and its subsidiaries related to certain finance receivables. The amount of such receivables was $472.8 million at December 31, 1999 and $0 at December 31, 1998.

NOTE 14.  LITIGATION, CLAIMS, AND LEASE COMMITMENTS

      Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against Ford Credit and its subsidiaries. Certain of the pending legal actions are, or purport to be, class actions. Some of these matters involve or may involve compensatory, punitive, antitrust or other treble damage claims in very significant amounts or other relief which, if granted, would require very significant expenditures.

      Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Credit or the subsidiary involved. Although the amount of liability at December 31, 1999 with respect to these matters cannot be ascertained, Ford Credit believes that any resulting liability should not materially affect the consolidated financial position or results of operations of Ford Credit and its subsidiaries.

      At December 31, 1999 the company had the following minimum rental commitments under non-cancelable operating leases (in millions): 2000 — $82; 2001 — $70; 2002 — $56; 2003 — $13; 2004 — $7; thereafter — $9. These amounts include rental commitments for certain land, buildings, machinery and equipment.

NOTE 15.  FINANCIAL INSTRUMENTS

Book and Estimated Fair Value of Financial Instruments

      The estimated fair value of financial instruments held by Ford Credit and its subsidiaries at December 31, and the valuation techniques used to estimate the fair value, were as follows:

	1999		1998

		Estimated	Book	Estimated
	Book Value	Fair Value	Value	Fair Value

	(in millions)

Assets

Cash and cash equivalents	$942.2	$942.2	$780.8	$780.8

Investments in securities	524.4	524.2	725.8	726.2

Finance receivables, net	101,796.6	102,475.3	88,838.6	88,712.5

Retained interest in securitized assets	$3,442.8	$3,442.8	$1,256.3	$1,256.3

Liabilities

Debt payable within one year	$69,741.1	$69,978.6	$63,322.4	$63,386.3

Debt payable after one year	63,332.6	62,425.8	51,644.9	53,095.7

Derivative Contracts:
Foreign exchange instruments

Contracts with unrealized gains	$161.8	$159.7	$161.1	$433.8

Contracts with unrealized losses	(602.5)	(498.1)	(506.7)	(363.2)

Interest rate instruments Contracts with unrealized gains	101.8	329.9	104.3	935.1

Contracts with unrealized losses	(48.3)	(321.9)	(107.7)	(243.3)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 15.  FINANCIAL INSTRUMENTS — Continued

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

      Retained Interest in Securitized Assets. The fair value of interest-only strips are recorded at the present value of actual and estimated future cash flows discounted at rates commensurate with this type of instrument. The fair value of senior notes and subordinated certificates are estimated based on market prices. Book value of restricted cash approximates fair value.

      Debt Payable Within One Year. For maturities of 3 months or less, the book value approximates fair value because of the short maturities of these instruments. For maturities of 3 months to one year, fair value is estimated based on quoted market prices or current rates for similar debt with the same maturities.

      Debt Payable After One Year. The fair value is estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Financial Instruments with Off-Balance-Sheet Risk

      The following sections describe the various off-balance-sheet financial instruments that Ford Credit and its subsidiaries held as of December 31, 1999 and 1998. Also included is a brief discussion of the estimated fair value of those contracts and certain risks associated with holding those contracts through maturity.

      Foreign Exchange Instruments. Ford Credit and certain of its subsidiaries have entered into foreign currency swap and forward agreements to manage exposure to foreign exchange rate fluctuations. At December 31, 1999 and 1998, the total notional amount of Ford Credit’s foreign exchange instruments outstanding was $17.1 billion and $14.5 billion, respectively. These agreements hedge principal and interest payments on debt and intercompany loans denominated in foreign currencies. The fair value of these foreign exchange agreements was estimated using current market interest and foreign exchange rates.

      Interest Rate Instruments. Ford Credit and certain of its subsidiaries have entered into interest rate instrument agreements to manage exposure to fluctuations in interest rates. The underlying notional amount of interest rate instruments was $125.2 billion at December 31, 1999 and $97.3 billion at December 31, 1998, respectively.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 15.  FINANCIAL INSTRUMENTS — Continued

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

Concentrations

      The business of Ford Credit is substantially dependent upon Ford Motor Company. Any protracted reduction or suspension of Ford’s production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, adverse publicity, or other event, could have a substantial adverse effect on Ford Credit.

      The majority of Ford Credit’s finance receivables are geographically diversified through the United States. Foreign finance receivables are concentrated in Europe, Canada, and Australia. Ford Credit controls its credit risk through credit standards, limits on exposure and by monitoring the financial condition of other parties. TARIC has credit risk related to receivables from reinsurers which are collateralized by trust funds, letters of credit, or custodial accounts.

NOTE 16.  STOCK OPTIONS

      Ford Credit employees participate in the stock option plans of Ford. Ford Credit has stock options outstanding under Ford’s 1990 Long-Term Incentive Plan and the 1998 Long-Term Incentive Plan. Grants may be made under the 1998 Plan through April 2008. Options granted in 1997 under the 1990 Plan and options granted under the 1998 Plan become exercisable 33% after one year from the date of grant, 67% after two years and in full after three years. In general, options granted prior to 1997 under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under both plans expire after 10 years.

      The estimated fair value as of date of grant of options granted in 1999, 1998, and 1997 using the Black-Scholes option-pricing model, was as follows:

	1999	1998	1997

Estimated fair value per share of options granted during the year	$17.53	$9.25	$5.76

Assumptions:

Annualized dividend yield	3.2%	4.1%	4.8%

Common stock price volatility	36.5%	28.1%	22.1%

Risk-free rate of return	5.2%	5.7%	6.7%

Expected option term (in years)	5	5	5

      Ford Credit measures compensation cost using the intrinsic value method. Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted since 1995, the pro forma effects on Ford Credit’s net income would not have been material.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16.  STOCK OPTIONS — Continued

      Information concerning stock options for Ford Credit’s employees is as follows (shares in thousands):

	1999		1998		1997

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	3,200	$26.39	2,419	$28.44	2,446	$26.93

New grants (based on fair value of common stock at dates of grant)	906	57.75	912	41.28	430	32.05

Associates adjustment *	—		1,057

Transferred into Ford Credit	177	29.64	331	21.26

Exercised **	(438)	59.40	(1,005)	45.13	(404)	23.19

Transferred out of Ford Credit	(68)	33.22	(492)	20.47

Surrendered upon exercise of stock appreciation rights					(53)	22.44

Terminated and expired	(4)	43.87	(22)	37.82	—

Outstanding at end of period	3,773	34.56	3,200	26.39	2,419	28.44

Outstanding but not exercisable	(1,892)		(1,721)		(1,078)

Exercisable at end of period	1,881	23.49	1,479	19.58	1,341	25.85

*	Outstanding stock option grants were adjusted to restore the option holder’s economic position as a result of the Associates spin-off on March 12, 1998.

**	Exercised at prices ranging from $49.81 to $67.00 during 1999, $20.06 to $61.13 during 1998, and $15.00 to $32.69 during 1997.

NOTE 17.  SEGMENT INFORMATION

      Financial results for Ford Credit’s operating segments have been prepared using a management approach which included certain securitized assets not included in Ford Credit’s balance sheet. This is consistent with the basis and manner in which Ford Credit management internally reviews financial information for the purposes of assisting in making internal operating decisions. Results were as follows (in millions):

	Ford
	Credit	Ford	Personal		Ford Credit
	North	Credit	Financial	Eliminations/	Financial
	America	International	Services	Reclassifications	Statements

1999

Revenue	$17,178.4	$3,559.8	$306.2	$(684.7)	$20,359.7

Income

Income before income taxes	1,474.9	605.0	43.1	(19.2)	2,103.8

Provision for income taxes	526.0	253.4	16.5	(5.3)	790.6

Net income	948.9	351.6	26.6	(66.0)	1,261.1

Other Disclosures

Depreciation on operating leases	6,827.5	664.7	—	72.3	7,564.5

Interest expense	6,687.0	1,529.8	—	(1,023.4)	7,193.4

Finance receivables (including net investment operating leases)	134,013.1	28,202.6	—	(20,623.7)	141,592.0

Total assets	139,925.2	29,730.3	1,724.7	(14,749.5)	156,630.7

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 17.  SEGMENT INFORMATION - Continued

	Ford
	Credit	Ford	Personal		Ford Credit
	North	Credit	Financial	Eliminations/	Financial
	America	International	Services	Reclassifications	Statements

1998

Revenue	$16,220.5	$3,542.4	$427.1	$(887.5)	$19,302.5

Income

Income before income taxes	1,128.0	545.3	77.0	61.9	1,812.2

Provision for income taxes	398.6	230.0	27.1	24.5	680.2

Net income	729.4	315.3	49.9	(10.4)	1,084.2

Other Disclosures

Depreciation on operating leases	6,922.4	537.4	—	(132.4)	7,327.4

Interest expense	6,042.1	1,646.7	—	(778.4)	6,910.4

Finance receivables (including net investment operating leases)	117,424.6	28,361.6	—	(15,278.1)	130,508.1

Total assets	115,469.3	29,818.2	1,364.5	(9,404.2)	137,247.8

1997

Revenue	$15,304.7	$3,238.9	$476.5	$(1,675.0)	$17,345.1

Income

Income before income taxes	1,143.0	520.0	152.0	(9.0)	1,806.0

Provision for income taxes	445.5	234.9	56.9	(10.5)	726.8

Net income	697.5	285.1	95.1	(46.9)	1,030.8

Other Disclosures

Depreciation on operating leases	6,213.8	534.2	—	(559.8)	6,188.2

Interest expense	5,650.8	1,398.6	—	(781.2)	6,268.2

Finance receivables (including net investment operating leases)	107,859.7	25,165.5	—	(16,966.6)	116,058.6

Total assets	105,508.4	26,649.3	1,021.3	(11,205.7)	121,973.3

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 17.  SEGMENT INFORMATION - Continued

      Total revenue, income before income taxes, net income, finance receivables, and assets identifiable with United States, Europe, and other foreign operations were as follows:

	1999	1998	1997

	(in millions)

Revenue

United States operations	$15,321.1	$14,396.8	$13,912.5

European operations	2,432.9	2,314.4	1,916.8

Other foreign operations	2,605.7	2,591.3	1,515.8

Total revenue	$20,359.7	$19,302.5	$17,345.1

Income before income taxes

United States operations	$1,524.0	$1,292.4	$1,245.8

European operations	466.3	431.7	383.5

Other foreign operations	113.5	88.1	176.7

Total income before income taxes	$2,103.8	$1,812.2	$1,806.0

Net income

United States operations	$941.7	$791.8	$736.4

European operations	272.5	246.1	207.5

Other foreign operations	46.9	46.3	86.9

Total net income	$1,261.1	$1,084.2	$1,030.8

Finance receivables at December 31 (including net investment operating leases)

United States operations	$106,087.3	$94,945.4	$87,721.2

European operations	20,099.0	21,588.7	17,148.1

Other foreign operations	15,405.7	13,974.0	11,189.3

Total finance receivables	$141,592.0	$130,508.1	$116,058.6

Assets at December 31

United States operations	$118,541.8	$99,991.8	$92,457.2

European operations	21,435.2	22,473.0	17,867.7

Other foreign operations	16,653.7	14,783.0	11,648.4

Total assets	$156,630.7	$137,247.8	$121,973.3

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected financial data by calendar quarter were as follows:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

	(in millions)

1999

Total financing revenue	$4,646.5	$4,584.1	$4,758.4	$4,896.4	$18,885.4

Depreciation on operating leases	1,841.3	1,954.1	1,864.8	1,904.3	7,564.5

Interest expense	1,761.5	1,706.7	1,836.9	1,888.3	7,193.4

Total financing margin and revenue	1,317.0	1,358.1	1,430.3	1,496.4	5,601.8

Provision for credit losses	325.1	281.4	301.4	258.5	1,166.4

Net income	299.8	335.3	316.9	309.1	1,261.1

1998

Total financing revenue	$4,208.7	$4,494.2	$4,337.1	$4,850.3	$17,890.3

Depreciation on operating leases	1,682.0	1,841.2	1,791.7	2,012.5	7,327.4

Interest expense	1,610.5	1,691.0	1,662.0	1,946.9	6,910.4

Total financing margin and revenue	1,266.0	1,318.9	1,221.3	1,258.5	5,064.7

Provision for credit losses	321.5	270.5	290.2	297.3	1,179.5

Net income	277.8	299.8	272.4	234.2	1,084.2

EXHIBIT INDEX

Designation	Description

Exhibit 3-A*	Restated Certificate of Incorporation of Ford Motor Credit Company.
Exhibit 3-B*	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.
Exhibit 4-A*	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.
Exhibit 4-A-1*	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-2*	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing Indenture designated as Exhibit 4-A.
Exhibit 4-A-3*	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-4*	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-5*	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-6*	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-B*	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.
Exhibit 4-C*	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Fidelity Bank, National Association, relating to Debt Securities.
Exhibit 10-J*	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 1999 between Ford Motor Credit Company and Ford Motor Company.
Exhibit 10-X*	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.
Exhibit 12-A	Calculation of Ratio of Earnings to Fixed Charges of Ford Credit.
Exhibit 12-B	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of Ford.
Exhibit 23	Consent of Independent Accountants.
Exhibit 24	Powers of Attorney.

* Previously filed.