Form 10-Q
period 2000-03-31
FORD MOTOR CREDIT CO
filed 2000-05-01
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

                      Commission file numbers 1-6368

                        FORD MOTOR CREDIT COMPANY
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                          38-1612444
--------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 One American Road, Dearborn, Michigan                         48121
---------------------------------------                        ---------
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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of April 30, 2000.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                                  PAGE 1 OF 27
                        EXHIBIT INDEX APPEARS AT PAGE 23.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "10-K Report"). Information relating to earnings per share is not presented because the registrant, Ford Motor Credit Company ("Ford Credit"), is an indirect wholly owned subsidiary of Ford Motor Company ("Ford" or the "company").


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                        Consolidated Statement of Income
                and of Earnings Retained for Use in the Business
                  For the Periods Ended March 31, 2000 and 1999
                                  (in millions)

                                                                                       First Quarter

                                                                        --------------------------------------------
                                                                              2000                      1999
                                                                        -----------------         ------------------

                                                                                        (Unaudited)
Financing revenue
  Operating leases                                                        $      2,567.9            $      2,453.9
  Retail                                                                         1,970.9                   1,688.7
  Wholesale                                                                        540.2                     408.6
  Other                                                                            124.4                      95.3
                                                                        -----------------         ------------------
     Total financing revenue                                                     5,203.4                   4,646.5

Depreciation on operating leases                                                (1,858.4)                 (1,841.3)
Interest expense                                                                (2,069.7)                 (1,761.5)
                                                                        -----------------         ------------------
     Net financing margin                                                        1,275.3                   1,043.7

Other revenue

  Insurance premiums earned                                                         59.6                      54.8
  Investment and other income                                                      266.7                     218.5
                                                                        -----------------         ------------------
     Total financing margin and revenue                                          1,601.6                   1,317.0

Expenses

  Operating expenses                                                               586.7                     442.7
  Provision for credit losses                                                      377.5                     325.1
  Other insurance expenses                                                          60.3                      50.3
                                                                        -----------------         ------------------
     Total expenses                                                              1,024.5                     818.1
                                                                        -----------------         ------------------

Income before income taxes and minority interests                                  577.1                     498.9
Provision for income taxes                                                         214.2                     186.2
                                                                        -----------------         ------------------
Income before minority interests                                                   362.9                     312.7
Minority interests in net income of subsidiaries                                     9.8                      12.9
                                                                        -----------------         ------------------
Net income                                                                         353.1                     299.8

Earnings retained for use in the business
Beginning of period                                                              6,855.5                   7,911.4
Dividend                                                                            (5.4)                      -
                                                                        -----------------         ------------------
End of period                                                             $      7,203.2            $      8,211.2
                                                                        =================         ==================


    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (in millions)

                                                                       March 31,            December 31,             March 31,
                                                                         2000                   1999                   1999
                                                                   ------------------     ------------------     ------------------
                                                                     (Unaudited)                                    (Unaudited)

ASSETS
   Cash and cash equivalents                                       $         1,378.8      $           942.2      $         1,376.8
   Investments in securities                                                   543.6                  524.4                  667.6
   Finance receivables, net                                                114,373.9              108,753.8               96,814.7
   Net investment, operating leases                                         35,517.5               32,838.2               35,004.7
   Retained interest in securitized assets                                   2,949.4                3,442.8                1,710.0
   Notes and accounts receivable from affiliated companies                   2,750.9                6,128.2                2,002.7
   Other assets                                                              4,221.0                4,001.1                3,066.2
                                                                   ------------------     ------------------     -----------------
     Total assets                                                  $       161,735.1      $       156,630.7      $       140,642.7
                                                                   ==================     ==================     =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
   Accounts payable
   Trade, customer deposits, and dealer reserves                   $         3,496.3      $         2,908.3      $         3,032.2
   Affiliated companies                                                      1,158.9                1,235.2                1,405.5
                                                                   ------------------     ------------------     -----------------
     Total accounts payable                                                  4,655.2                4,143.5                4,437.7

   Debt                                                                    136,696.4              133,073.7              117,947.1
   Deferred income taxes                                                     3,881.1                3,564.0                3,282.0
   Other liabilities and deferred income                                     4,556.2                4,511.0                3,694.2
                                                                   ------------------     ------------------     -----------------
     Total liabilities                                             $       149,788.9      $       145,292.2      $       129,361.0


Minority interests in net assets of subsidiaries                               421.5                  414.4                  385.2

Stockholder's Equity

   Capital stock, par value $100 a share,
     250,000 shares authorized, issued and outstanding                          25.0                   25.0                   25.0
   Paid-in surplus (contributions by stockholder)                            4,635.5                4,341.6                4,343.4
   Note receivable from affiliated company                                       -                      -                 (1,517.0)
   Accumulated other comprehensive loss                                       (339.0)                (298.0)                (166.1)
   Retained earnings                                                         7,203.2                6,855.5                8,211.2
                                                                   ------------------     ------------------     -----------------
     Total stockholder's equity                                             11,524.7               10,924.1               10,896.5
                                                                   ------------------     ------------------     -----------------
     Total liabilities and stockholder's equity                    $       161,735.1      $       156,630.7      $       140,642.7
                                                                   ==================     ==================     =================


    The accompanying notes are an integral part of the financial statements.


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows

                  For the Periods Ended March 31, 2000 and 1999
                                  (in millions)

                                                                                                       First Quarter

                                                                                         ------------------------------------------
                                                                                             2000                         1999
                                                                                         -------------                 ------------
                                                                                                         (Unaudited)
Cash flows from operating activities
   Net income                                                                            $     353.1              $      299.8
   Adjustments to reconcile net income to net cash
     provided by operating activities
   Provision for credit losses                                                                 377.5                     325.1
   Depreciation and amortization                                                             1,975.8                   1,960.8
   Gain on sales of finance receivables                                                         (0.4)                    (32.0)
   Increase in deferred income taxes                                                           162.4                     124.5
   Increase in other assets                                                                    (41.6)                 (1,532.7)
   Increase/(decrease) in other liabilities                                                    607.6                    (362.0)
   Other                                                                                        50.0                      (0.6)
                                                                                         ----------------          ----------------
   Net cash provided by operating activities                                                 3,484.4                     782.9
                                                                                         ----------------          ----------------

Cash flows from investing activities
   Purchase of finance receivables (other than wholesale)                                  (18,019.7)                (11,694.1)
   Collection of finance receivables (other than wholesale)                                 12,697.3                  10,346.4
   Purchase of operating lease vehicles                                                     (6,189.2)                 (6,577.7)
   Liquidation of operating lease vehicles                                                   3,699.0                   4,157.5
   Net change in wholesale receivables                                                      (1,268.7)                 (1,631.8)
   Proceeds from settlement of intercompany notes receivable                                 3,313.9                       -
   Proceeds from sale of receivables                                                         2,806.8                   2,042.3
   Purchase of investment securities                                                          (139.9)                   (307.8)
   Proceeds from sale/maturity of investment securities                                        120.7                     366.0
   Other                                                                                         3.6                     (31.6)
                                                                                         ----------------          ----------------
   Net cash used in investing activities                                                    (2,976.2)                 (3,330.8)
                                                                                         ----------------          ----------------

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                                 11,883.9                   8,267.3
   Principal payments on long-term debt                                                     (4,537.6)                 (4,697.4)
   Change in short-term debt, net                                                           (7,348.7)                   (327.6)
   Cash dividends paid                                                                        (150.0)                      -
   Other                                                                                       147.4                       5.4
                                                                                         ----------------          ----------------
   Net cash (used)/provided by financing activities                                             (5.0)                  3,247.7
                                                                                         ----------------          ----------------

Effect of exchange rate changes on cash and cash equivalents                                   (66.6)                   (103.8)
                                                                                         ----------------          ----------------

   Net change in cash and cash equivalents                                                     436.6                     596.0

Cash and cash equivalents, beginning of period                                                 942.2                     780.8
                                                                                         ----------------          ----------------

Cash and cash equivalents, end of period                                                 $   1,378.8               $   1,376.8
                                                                                         ================          ================

Supplementary cash flow information
   Interest paid                                                                         $   1,565.8               $   1,644.3
   Taxes paid                                                                                   30.8                      81.3


    The accompanying notes are an integral part of the financial statements




                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements

Note 1. Finance Receivables, Net (in millions)


                                                                    March 31,             December 31,               March 31,
                                                                      2000                    1999                     1999
                                                               --------------------     ------------------      --------------------
                                                                   (Unaudited)                                      (Unaudited)
Retail                                                         $      79,351.1          $      76,181.6        $       67,272.9
Wholesale                                                             28,257.1                 26,450.0                24,074.6
Other                                                                  8,016.0                  7,244.3                 6,649.6
                                                               --------------------     ------------------      --------------------
   Total finance receivables, net of unearned income                 115,624.2                109,875.9                97,997.1
Less: Allowance for credit losses                                     (1,250.3)                (1,122.1)               (1,182.4)
                                                               --------------------     ------------------      --------------------
   Finance receivables, net                                    $     114,373.9          $     108,753.8         $      96,814.7
                                                               ====================     ==================      ====================



                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                    Notes to Financial Statements - Continued

Note 2. Debt (in millions)

                                                    March 31, 2000
                                       -----------------------------------------
                                        Weighted Average
                                        Interest Rates (A)                     March 31,        December 31,            March 31,
                                                              Maturities         2000              1999                   1999
                                       ---------------------------------------------------------------------------------------------
                                                                             (Unaudited)                               (Unaudited)
Payable Within One Year
   Commercial paper (B)                                                      $ 37,336.4         $ 43,077.9           $  46,818.5
   Other short-term debt (C)                                                    6,288.0            6,769.8               6,543.9
                                                                             ----------         ----------             ---------
     Total short-term debt                                                     43,624.4           49,847.7              53,362.4
   Long-term indebtedness payable
     within one year (D)                                                       21,696.3           19,893.4               8,508.2
                                                                             ----------         ----------             ---------
     Total payable within one year                                             65,320.7           69,741.1              61,870.6
                                                                             ----------         ----------             ----------

Payable After One Year
   Unsecured senior indebtedness
     Notes (E)                               6.57%             2001-2078       68,146.4           61,271.1              54,248.9
     Debentures                              3.15%             2001-2006        2,801.4            2,051.4               1,798.9
     Unamortized discount                                                         (88.4)             (84.2)                (72.6)
                                                                             -----------        -----------             ----------
       Total unsecured senior indebtedness                                     70,859.4           63,238.3              55,975.2
   Unsecured long-term subordinated notes    8.49%                2005            516.3               94.3                 101.3
                                                                             ----------         ----------              ----------
     Total payable after one year                                              71,375.7           63,332.6              56,076.5
                                                                             ----------         ----------              ----------
     Total debt                                                              $136,696.4         $133,073.7           $ 117,947.1
                                                                             ==========         ==========           =============



   (A) Includes the effects of interest rate swap agreements that effectively converts all long-term obligations payable after one year subject to variable interest rates to fixed rates.

   (B) Includes commercial paper of $1,031 million with an affiliated company at December 31, 1999.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                    Notes to Financial Statements - Continued


   (C) Includes $672.5 million, $717.5 million, and $814.4 million with affiliated companies at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

   (D) Includes $691.6 million, $763.6 million, and $557.9 million with affiliated companies at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

   (E) Includes $2,528.6 million, $2,693.2 million, and $3,044.7 million with affiliated companies at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.


Note 3. Comprehensive Income (in millions)


                                                                                 First Quarter

                                                                        ---------------------------------
                                                                        ---------------------------------
                                                                            2000               1999
                                                                        --------------     --------------
                                                                                  (Unaudited)
Net income                                                              $   353.1          $      299.8

Other comprehensive income                                                  (41.0)                (48.0)
                                                                        --------------     --------------
     Total comprehensive income                                         $   312.1          $      251.8
                                                                        ==============     ==============



Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in securities and retained interests in securitized assets.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                    Notes to Financial Statements - Continued

NOTE 4. Segment Information (in millions)


                                                                      First Quarter

                                   --------------------------------------------------------------------------------------
                                   --------------------------------------------------------------------------------------
                                         Ford
                                        Credit         Ford            Personal                            Ford Credit
                                        North         Credit           Financial     Eliminations/          Financial
                                       America     International        Services   Reclassifications       Statements
                                   --------------------------------------------------------------------------------------
                                                                        (Unaudited)
2000
 Revenue                            $  4,828.8     $   905.8           $    58.6   $    (263.5)            $  5,529.7

 Income
   Income before income taxes            472.6         120.9               (10.3)         (6.1)                 577.1
   Provision for income taxes            176.9          42.7                (3.4)         (2.0)                 214.2
     Net income                          295.7          78.2                (6.9)        (13.9)                 353.1

 Other disclosures
   Depreciation on operating
   leases                              1,667.1         183.1                   -           8.2                1,858.4
   Interest expense                    1,950.5         388.5                   -        (269.3)               2,069.7
   Finance receivables
  (including net investment
   operating leases)                 142,710.6      28,329.6                   -     (21,148.8)             149,891.4
      Total assets                   145,857.9      32,010.8             1,899.7     (18,033.3)             161,735.1


1999
 Revenue                            $  4,117.2     $   899.6           $    78.8   $    (175.8)            $  4,919.8

 Income
   Income before income taxes            323.2         147.3               16.9          11.5                  498.9
   Provision for income taxes            111.1          63.4                6.5           5.2                  186.2
     Net income                          212.1          83.9               10.4          (6.6)                 299.8

 Other disclosures
   Depreciation on operating
   leases                              1,660.0         144.5                  -          36.8                1,841.3
   Interest expense                    1,547.3         401.2                  -        (187.0)               1,761.5
   Finance receivables
    (including net investment
     operating leases)                121,876.2      27,602.5                  -     (17,659.3)             131,819.4
      Total assets                    124,092.2      28,846.8            1,376.6     (13,672.9)             140,642.7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

In the first quarter of 2000, Ford Credit integrated the results of Volvo Finance North America, Inc. and Volvo financing operations for Britain, Belgium, Norway, the Netherlands and Switzerland from Ford Motor Company. Unless otherwise indicated, the 2000 first-quarter results and financial condition discussed below include the results of these operations. The remaining Volvo financing operations will be consolidated into Ford Credit's financial results over the next several quarters.

Ford Credit's consolidated net income in the first quarter of 2000 was $353 million, up $53 million or 18% from 1999. Compared with 1999, the increase in earnings reflects primarily a higher level of financing receivables and improved net financing margins, offset partially by higher operating costs and slightly higher credit losses.

Higher operating costs reflect primarily the servicing of a higher level of financing receivables, operating expenses of recently acquired subsidiaries, and costs associated with the restructuring of financing operations, including employee separation programs.

Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.82% in 2000 compared with 0.77% in 1999 reflecting higher losses in Europe and the growth of Ford Credit's sub-prime lending business (conducted through its subsidiaries Fairlane Credit LLC and Triad Financial Corporation), offset partially by improved credit-loss performance in other North American operations.

Total net finance receivables and net investment in operating leases at March 31, 2000 were $149.9 billion, up $18.1 billion or 14% from a year earlier. The increase results primarily from Ford-sponsored special financing programs that are available exclusively through Ford Credit, higher wholesale receivables, and the inclusion of Volvo financing receivables.

During the first quarter of 2000, Ford Credit financed 46% of all new cars and trucks sold by Ford dealers in the U.S. compared with 45% in the same period of 1999. In Europe, Ford Credit financed 31% of all new vehicles sold by Ford dealers compared with 30% in 1999. Ford Credit's retail financing for new and used vehicles totaled 848,000 in the United States and 206,000 in Europe during the first quarter of 2000. Ford Credit provided wholesale financing for 88% of Ford factory sales in the United States and 97% of Ford factory sales in Europe compared with 83% for the United States and 95% for Europe in the first quarter of 1999.

                   Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at March 31, 2000 and at the end of each of the last four years was as follows (in millions):


                                     March 31,                                              December 31
                                                         --------------------------------------------------------------------------
                                       2000                   1999                   1998                  1997             1996
                                    ---------            --------------         --------------        --------------   ------------

Commercial paper & STBAs(A)          $ 38,244               $ 43,078               $ 48,636              $ 42,311       $ 38,774
Other short-term debt (B)               5,380                  6,770                  4,997                 3,897          4,243
Long-term debt
 (including current portion) (C)       93,072                 83,226                 61,334                54,517         55,007
                                    ---------               --------               --------              --------       --------
     Total debt                      $136,696               $133,074               $114,967              $100,725       $ 98,024
                                    =========               ========               ========              ========       ========

United States                        $107,844               $104,186               $ 85,394              $ 78,443       $ 76,635
Europe                                 13,832                 14,510                 16,653                12,491         14,028
Other international                    15,020                 14,378                 12,920                 9,791          7,361
                                    ---------               --------               --------              --------       --------
     Total debt                      $136,696               $133,074               $114,967              $100,725       $ 98,024
                                    =========               ========               ========              ========       ========


Memo:
Total support facilities
 (in billions) as of March
 31, 2000 and December 31,
 1999-1996, respectively
     Ford Credit U.S.                    26.0                   26.0                   26.9                  26.6           27.2
     FCE Bank                             5.3                    5.2                    5.3                   5.2            5.7

                                    - - - - -
(A) Short-term borrowing agreements with bank trust departments includes commercial paper of $1,031 million with an affiliated company at December 31, 1999. There were no outstanding balances with affiliates at March 31, 2000 or at December 31 in the preceding three years.

(B) Includes $673 million, $718 million, $989 million, $831 million, and $2,478 million with affiliated companies at March 31, 2000, December 31, 1999, December 31, 1998, December 31, 1997, and December 31, 1996, respectively.

(C) Includes $3,220 million, $3,457 million, $2,878 million, $3,547 million, and $4,237 million with affiliated companies at March 31, 2000, December 31, 1999, December 31, 1998, December 31, 1997, and December 31, 1996,
     respectively.

Support facilities represent additional sources of funds, if required. At March 31, 2000, Ford Credit had approximately $18.3 billion of contractually committed facilities. In addition, approximately $7.7 billion of Ford lines of credit may be used by Ford Credit at Ford's option. These credit lines have various maturity dates through June 30, 2004 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.4 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at March 31, 2000, there were approximately $4.7 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") use. In addition, $615 million of Ford credit lines may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2004 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

New  Accounting  Standards

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. This Statement
established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction.
Ford  Credit  anticipates  having  each of theses types of   hedges,  and will
comply with the requirements of SFAS 133 when adopted by Ford Credit. Ford Credit expects to adopt SFAS 133 beginning January 1, 2001. Ford Credit has not yet determined the effect of adopting SFAS 133.


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            None to report

Item 2.     Changes in Securities

            Not required

Item 3.     Defaults Under Senior Securities

            Not required

Item 4.     Submission of Matters to a Vote of Security Holders

            Not required

Item 5.     Other Information

                          INFORMATION CONCERNING FORD

                       Ford Motor Company and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                  For the Periods Ended March 31, 2000 and 1999
                                  (in millions)

                                                                                       First Quarter
                                                                                -----------------------------
                                                                                    2000           1999
                                                                                -----------------------------
                                                                                        (unaudited)
AUTOMOTIVE
Sales                                                                             $36,175        $31,597

Costs and expenses
Costs of sales                                                                     31,578         27,737
Selling, administrative and other expenses                                          2,265          1,777
                                                                                  -------        -------
  Total costs and expenses                                                         33,843         29,514

Operating income                                                                    2,332          2,083

Interest income                                                                       368            339
Interest expense                                                                      318            285
                                                                                  -------        -------
  Net interest income                                                                  50             54
Equity in net income/(loss) of affiliated companies                                   (32)            34
Net expense from transactions with
 Financial Services                                                                   (10)           (28)
                                                                                  -------        -------

Income before income taxes - Automotive                                             2,340          2,143


FINANCIAL SERVICES
Revenues                                                                            6,719          5,952

Costs and expenses
Interest expense                                                                    2,213          1,888
Depreciation                                                                        2,208          2,157
Operating and other expenses                                                        1,211            997
Provision for credit and insurance losses                                             454            391
                                                                                  -------        -------
  Total costs and expenses                                                          6,086          5,433

Net revenue from transactions with Automotive                                          10             28
                                                                                  -------        -------
Income before income taxes - Financial Services                                       643            547
                                                                                  -------        -------

TOTAL COMPANY
Income before income taxes                                                          2,983          2,690
Provision for income taxes                                                          1,022            893
                                                                                  -------        -------
Income before minority interests                                                    1,961          1,797
Minority interests in net income of subsidiaries                                       29             23
                                                                                  -------        -------
Net income from continuing operations                                             $ 1,932        $ 1,774

Net income from discontinued operation - Visteon                                      147            205
                                                                                  -------        -------
Net income                                                                        $ 2,079        $ 1,979
                                                                                  =======        =======
Income attributable to Common and Class B Stock
 after preferred stock dividends                                                  $ 2,075        $ 1,975

Average number of shares of Common and Class B
 Stock outstanding                                                                  1,206          1,211


AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
Basic income from continuing operations                                           $  1.61        $  1.47
Diluted income from continuing operations                                         $  1.58        $  1.43

Basic income                                                                      $  1.73        $  1.64
Diluted income                                                                    $  1.70        $  1.60

Cash dividends                                                                    $  0.50        $  0.46

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -FORD

     In addition to specific explanations discussed below, comparisons between Ford's 1999 and 2000 results are influenced by two important events:

              o On April 12, 2000, the Ford Board of Directors approved a plan for the complete separation of Visteon Corporation from Ford by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock consisting of all shares of Visteon common stock. Specific record and distribution dates will be established after Securities and Exchange Commission clearance. Throughout this discussion, Visteon is reflected as a discontinued operation. Visteon's results and financial condition have been excluded from all amounts except total net income and total earnings per share.

              o On March 31, 1999, Ford purchased AB Volvo's worldwide passenger car business ("Volvo Car"). Volvo Car's results and financial condition have been included in Ford's financial statements on a consolidated basis since the second quarter of 1999.

FIRST QUARTER RESULTS OF OPERATIONS

     Worldwide net income was $2,079 million in the first quarter of 2000, or $1.70 per diluted share of Common and Class B Stock. This compares with first quarter earnings in 1999, of $1,979 million, or $1.60 per diluted share, which included a one-time gain of $165 million, or 14 cents a share, from the dissolution of AutoEuropa. Worldwide sales revenue was $42.9 billion in the first quarter of 2000, up $5.3 billion from a year ago. Unit sales of cars and trucks were 1,911,000, up 137,000 units.

     Results by business sector for the first quarter of 2000 and 1999 are shown below (in millions).

                                                                          First Quarter
                                                                           Net Income
                                                              --------------------------------------
                                                                                            2000
                                                                                            O/(U)
                                                                 2000          1999         1999
                                                              ------------  -----------  -----------
                  Automotive Sector                             $1,552        $1,446        $106
                  Financial Services Sector                        380           328          52
                                                                ------        ------        ----
                    Total continuing operations                  1,932         1,774         158

                  Discontinued operation - Visteon                 147           205         (58)
                                                                ------        ------        ----

                    Total Company                               $2,079        $1,979        $100
                                                                ======        ======        ====

Automotive Sector
-----------------

     Worldwide earnings for Ford's Automotive sector were $1,552 million in the first quarter of 2000, on sales of $36.2 billion. Earnings in the first quarter of 1999 were $1,446 million, on sales of $31.6 billion. Adjusted for constant volume and mix, total automotive costs were unchanged compared with the first quarter of 1999.

     Details of first quarter Automotive sector earnings from continuing operations are shown below (in millions).

                                                                          First Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            2000
                                                                                           O/(U)
                                                                 2000          1999         1999
                                                              ------------  -----------  -----------
                  North American Automotive                     $1,667        $1,379        $ 288

                  Automotive outside North America
                  - Europe                                          (3)          155         (158)
                  - South America                                  (82)         (141)          59
                  - Rest of World                                  (30)           53          (83)
                                                                ------        ------        -----
                      Total Automotive outside North America      (115)           67         (182)
                                                                ------        ------        -----

                      Total Automotive Sector                   $1,552        $1,446        $ 106
                                                                ======        ======        =====

     Automotive sector earnings in North America were $1,667 million in the first quarter of 2000, on sales of $27.2 billion. In the first quarter of 1999, earnings were $1,379 million, on sales of $24.2 billion. The increase in earnings reflects primarily higher volume, improved revenue and product mix, offset partially by higher warranty costs related to the 3.8 liter engine. The after-tax return on sales for Ford's Automotive sector in North America was 6.2% in the first quarter of 2000, up 4/10 of a percentage point from a year ago.

     In the first quarter of 2000, approximately 4.5 million new cars and trucks were sold in the United States, up 450,000 units from a year ago. Ford's share of those unit sales was 24% in the first quarter of 2000, down 3/10 of a percentage point from a year ago. The decline in market share reflects primarily capacity constraints due to the record first quarter industry volume.

     Ford's Automotive sector losses in Europe were $3 million in the first quarter of 2000, compared with earnings of $155 million a year ago. The decline in earnings reflects primarily the non-recurrence of a $165 million gain from the sale of Ford's interest in AutoEuropa to Volkswagen AG in the first quarter of 1999 and lower volume for Ford-branded vehicles, offset partially by the inclusion of Volvo Car results in the first quarter of 2000. Ford has much work to do to turn around its results in Europe, including assessing its manufacturing capacity requirements and reducing its operating costs. Ford also is in the midst of a major product changeover for Ford-branded vehicles - it is launching an all-new Transit and Galaxy, it has a new Mondeo coming this fall, and a new B-car next year.

     In the first quarter of 2000, approximately 5 million new cars and trucks were sold in Ford's nineteen primary European markets, up 165,000 units from a year ago. Ford's share of those unit sales was 9.8% in the first quarter of 2000, up 3/10 of a percentage point from a year ago. Ford's market share increase reflects the addition of Volvo Car sales and strong Focus and Jaguar S-TYPE sales, offset partially by lower share of other Ford-branded vehicles.

     Ford's Automotive sector in South America had losses of $82 million in the first quarter of 2000, compared with losses of $141 million a year ago. The improved results reflect primarily higher industry volume, continued cost reductions, and a stronger Brazilian currency.

     In the first quarter of 2000, approximately 310,000 new cars and trucks were sold in Brazil, compared with 276,000 a year ago. Ford's share of those unit sales was 9.5% in the first quarter of 2000, up 5/10 of a percentage point from a year ago. The improvement in market share reflects primarily stronger demand for a freshened product line-up (Fiesta, Courier, 4-Door Ranger and new SOHC engine) and better availability of vehicles due to the non-recurrence of production losses, which resulted from labor disruptions in early 1999.

     Automotive sector losses outside North America, Europe, and South America ("Rest of World") were $30 million in the first quarter of 2000, compared with earnings of $53 million in the first quarter of 1999. The decline in earnings reflects primarily Ford's share of the profit decline at Mazda, explained by a stronger Japanese yen.

Financial Services Sector
-------------------------

     Earnings of Ford's Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of first quarter Financial Services sector earnings are shown below (in millions).

                                                                          First Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            2000
                                                                                            O/(U)
                                                                 2000          1999         1999
                                                              -----------   -----------  -----------
                  Ford Credit                                    $353          $300         $53
                  Hertz                                            56            49           7
                  Minority Interests, Eliminations,
                   and Other                                      (29)          (21)         (8)
                                                                 ----          ----         ---

                     Total Financial Services Sector             $380          $328         $52
                                                                 ====          ====         ===

                  Memo: Ford's share of earnings in Hertz        $ 46          $ 40         $ 6

For a discussion of Ford Credit's results of operations in the first quarter of 2000, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - First Quarter 2000 Compared with First
Quarter 1999."

Earnings at Hertz in the first quarter of 2000 were $56 million (of which $46 million was Ford's share), compared with earnings of $49 million (of which $40 million was Ford's share) a year ago. The increase in earnings reflects primarily favorable pricing and strong performance in the United States car rental market, offset partially by unfavorable pricing for worldwide industrial and construction equipment rental operations.

Discontinued Operation - Visteon
--------------------------------

     Visteon earned $147 million in the first quarter of 2000, compared with earnings of $205 million in the same period a year ago. The decline is more than explained by the impact of a one-time price reduction of five percent on products Visteon was supplying to Ford as of January 1, 2000 based on a market pricing review conducted by Ford and Visteon. The decline in earnings was offset partially by favorable volume and mix and cost efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At March 31, 2000, Ford's Automotive sector had $22.8 billion of cash and marketable securities, up $1.1 billion from December 31, 1999. Automotive capital expenditures totaled $1.5 billion in the first quarter of 2000, up $358 million from the same period a year ago. In the first quarter of 2000, Ford paid $607 million in cash dividends.

   At March 31, 2000, Ford's Automotive sector had total debt of $10.8 billion, compared with $11.7 billion at December 31, 1999. Automotive debt at March 31, 2000 was 27% of total capital (the sum of Ford stockholders' equity and Automotive debt), down three percentage points from December 31, 1999.

Financial Services Sector
-------------------------

     At March 31, 2000, Ford's Financial Services sector had cash and cash equivalents of $1.9 billion, up $295 million from December 31, 1999. Finance receivables and net investments in operating leases were $160.5 billion at March 31, 2000, up from $155.8 billion at December 31, 1999.

     Total debt was $144 billion at March 31, 2000, up $4 billion from December 31, 1999. Outstanding commercial paper at March 31, 2000 totaled $37.3 billion at Ford Credit, and $2.1 billion at Hertz, with an average remaining maturity of 25 days and 16 days, respectively.

SHAREHOLDER VALUE ENHANCEMENT PLAN

     On April 12, 2000, the Ford Board of Directors approved a plan that will involve Ford shareholders exchanging their existing shares of the company's stock for new shares of the company's Common and Class B Stock, plus either $20 cash per share or additional shares of equivalent value. The total cash distribution will be limited to $10 billion and, therefore, the $20 cash per share is subject to being reduced if the aggregate amount of cash elected exceeds $10 billion. Specific details, including record and effective dates of the plan, will be announced later in 2000. The plan is subject to shareholder approval.

LAND ROVER

     On March 17, 2000, Ford announced that it had reached a memorandum of understanding to buy Land Rover from the BMW Group for a purchase price of approximately three billion euros (equivalent to approximately $3 billion at March 31, 2000). Two-thirds of the purchase price would be paid at the time of closing. The remainder would be paid in 2005. The acquisition involves the entire Land Rover line of vehicles, including assembly and engineering facilities. It does not include Rover's passenger car business or any assumption of debt by Ford. The transaction is subject to BMW and Ford reaching a definitive agreement, due diligence, and regulatory approvals. If successful, the acquisition is expected to be completed in the second quarter.

NEW ACCOUNTING STANDARD - FORD

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Ford anticipates having each of these types of hedges, and it will comply with the requirements of SFAS 133 when it is adopted. Ford expects to adopt SFAS 133 beginning January 1, 2001 and has not yet determined the effect of adopting
SFAS 133.

OTHER FINANCIAL INFORMATION - FORD

    PricewaterhouseCoopers LLP, Ford's independent public accountants, performed a limited review of the financial data presented on page 13. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by PricewaterhouseCoopers LLP as a result of their review.

ENVIRONMENTAL MATTERS - FORD

     Michigan Truck, Dearborn and Wayne Assembly Plants. (Previously discussed on page 23 of Ford Credit's Annual Report on Form 10-K for the year ended December 31, 1999 (the "10-K Report")). On March 16, 2000, the United States District Court for the Eastern District of Michigan approved a Consent Decree memorializing a settlement of this matter that includes the payment by Ford of $1.1 million in civil penalties and Ford's agreement to install a $10 million waterborne primer system at the Dearborn Assembly Plant.

CLASS ACTIONS - FORD

     3.8 Liter Engine Transmission Class Actions. (Previously discussed on page 26 of the 10-K Report). The three cases filed in Illinois and Pennsylvania were removed to federal court. Plaintiffs' motion to remand the Pennsylvania case was denied, but motions to remand remain pending in the two Illinois cases.

     Seat Back Class Actions. (Previously discussed on page 26 of the 10-K Report). Plaintiffs have amended their complaint in New Jersey to expand the purported class to include almost all passenger cars, vans, and SUV's manufactured after 1990 and to more generally allege that the seatbacks in these vehicles are susceptible to failure in rear end collisions. The trial court in Maryland dismissed the complaint because Plaintiffs suffered no injury. Plaintiffs have appealed that ruling to the Maryland Court of Appeals.

     Wartime Labor. (Previously discussed on page 27 of the 10-K Report). On March 28, 2000, Ford announced that its German subsidiary, Ford Werke AG, will make a significant contribution to the Remembrance, Responsibility and the Future Foundation, which was established by the German government and industry to provide humanitarian relief for civilian victims of forced and slave labor in WWII Germany. The amount of the contribution is anticipated to be about DM26 million (about US $13 million) in accordance with the Foundation's giving guidelines, but the exact amount has not been finalized.

OTHER MATTERS - FORD

     Rouge Powerhouse Insurance Litigation. Insurers of Rouge Steel Company filed two subrogation actions against Ford in March 2000. These actions seek damages for claims paid out for property damage and business interruption losses experienced by Rouge Steel Company as a result of the February 1, 1999 Rouge Powerhouse explosion. In the first action, which is pending in federal court in Michigan, Factory Mutual Insurance Company seeks recovery in excess of $134 million. In the second action, which is pending in state court in Michigan, a group of five insurers seeks recovery of $25 million. In both cases, the insurers allege that the powerhouse explosion was caused by the Company's negligence, gross negligence and/or willful and wanton misconduct. Answers to the complaints are due in May 2000.


GOVERNMENTAL STANDARDS - FORD

     Mobile Source Emission Control - U.S. Requirements. (Previously discussed on pages 15 and 16 of the 10-K Report). The U.S. Court of Appeals for the First Circuit upheld the federal district court's ruling that Massachusetts' pre-2003 model year zero-emission vehicle requirements were invalid.

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits
                 Please refer to Exhibit Index

            (b)  Reports on Form 8-K during the quarter ended March 31, 2000:

                                                      FINANCIAL
DATE OF REPORT                ITEM                 STATEMENTS FILED
--------------           --------------            -----------------
January 10, 2000         Item 5 - Other Events     None

January 25, 2000         Item 5 - Other Events     None

January 28, 2000         Item 5 - Other Events     1999 Audit of Consolidated
                                                   Financial Statements of Ford
                                                   Motor Credit Company and
                                                   Subsidiaries together with
                                                   the Report of Independent
                                                   Accountants of Pricewater-
                                                   houseCoopers LLP, independent
                                                   certified public accountants
                                                   and News release dated
                                                   January 26, 2000 of Ford
                                                   Motor Company and
                                                   Subsidiaries for the year
                                                   ended December 31, 1999 with
                                                   attachments.

February 2, 2000         Item 5 - Other Events     None

February 4, 2000         Item 5 - Other Events     None

March 8, 2000            Item 5 - Other Events     None

March 15, 2000           Item 5 - Other Events     None

March 16, 2000           Item 5 - Other Events     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FORD MOTOR CREDIT COMPANY
                                   (Registrant)

May 1, 2000                        /s/ E. S. Acton
                                   ---------------------
                                   E. S. Acton
                                   Executive Vice President -
                                   Chief Financial Officer
                                   and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the accompanying condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries as of March 31, 2000 and 1999, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for the three-month periods ended March 31, 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended (not presented herein), and in our report dated January 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
April 14, 2000

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

15                            Letter from                 Filed with this
                              PricewaterhouseCoopers LLP  Report.
                              dated April 14, 2000,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule     Filed with this
                                                          Report.

                                                                   Exhibit 12-A

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                        Calculation of Ratio of Earnings
                                to Fixed Charges

                                  (in millions)



                                          Three Months                             For the Years Ended December 31
                                       -------------------     --------------------------------------------------------------------
                                       2000           1999          1999           1998          1997          1996        1995
                                       --------------------------------------------------------------------------------------------
Earnings

   Income before income taxes        $  577.1       $  498.9      $ 2,103.8       $1,812.2      $1,806.0      $2,240.2    $ 2,327.8
   Less equity in net income of
     affiliated companies                20.5            0.0           24.9            2.3           1.0          55.3        255.4
   Fixed charges                      2,076.8        1,767.3        7,219.3        6,936.8       6,294.4       6,257.9      6,007.3
                                     ---------       -------       ---------      ---------     --------      --------    ---------
     Earnings before fixed
       charges                       $2,633.4       $2,266.2      $ 9,298.2       $8,746.7      $8,099.4      $8,442.8    $ 8,079.7
                                     ========       ========      =========       ========      ========      ========    =========

Fixed Charges
   Interest expense                  $2,069.7       $1,761.5      $ 7,193.4       $6,910.4      $6,268.2      $6,235.7    $ 5,987.8
   Rents                                  7.1            5.8           25.9           26.4          26.2          22.2         19.5
                                     ---------      --------      ---------       --------      --------      --------    ---------
     Total fixed charges             $2,076.8       $1,767.3      $ 7,219.3       $6,936.8      $6,294.4      $6,257.9    $ 6,007.3
                                     =========      ========      =========       ========      ========      ========    =========
   Ratio of earnings to fixed
     charges                              1.3            1.3            1.3            1.3           1.3           1.3          1.3



For purposes of the Ford Credit ratio, earnings consist of income before income taxes and fixed charges. Income before income taxes of Ford Credit includes the equity in net income of all unconsolidated affiliates. Fixed charges consist of interest on borrowed funds, amortization of debt discount, premium, and issuance expense, and one-third of all rental expense (the proportion deemed representative of the interest factor).

                                                                    EXHIBIT 12-B




                                           Ford Motor Company and Subsidiaries

                 CALCULATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
                 ----------------------------------------------------------------------------------------
                                                      (in millions)



                                                     First                 For the Years Ended December 31
                                                    Quarter    ----------------------------------------------------------
                                                    2000 g/     1999 g/     1998 g/       1997       1996        1995
                                                   ----------- ----------- ----------- ---------- ----------- -----------
Earnings
--------
  Income before income taxes                        $2,983      $ 9,854     $24,280      $10,939    $ 6,793     $ 6,705
  Equity in net (income)/loss of affiliates
   plus dividends from affiliates                       52          (12)         87          121         36         179
  Adjusted fixed charges a/                          2,621        9,382       9,162       10,911     10,801      10,556
                                                    ------      -------     -------      -------    -------     -------
    Earnings                                        $5,656      $19,224     $33,529      $21,971    $17,630     $17,440
                                                    ======      =======     =======      =======    =======     =======

Combined Fixed Charges and
 Preferred Stock Dividends
--------------------------
  Interest expense b/                               $2,541      $ 9,065     $ 8,881      $10,570    $10,464     $10,121
  Interest portion of rental expense c/                 65          258         228          309        300         396
  Preferred stock dividend requirements of
   majority owned subsidiaries and trusts d/            14           55          55           55         55         199
                                                    ------      -------     -------      -------    -------     -------
   Fixed charges                                     2,620        9,378       9,164       10,934     10,819      10,716

Ford preferred stock dividend requirements e/            6           22         121           82         95         459
                                                    ------      -------     -------      -------    -------     -------
Total combined fixed charges
   and preferred stock dividends                    $2,626      $ 9,400     $ 9,285      $11,016    $10,914     $11,175
                                                    ======      =======     =======      =======    =======     =======
Ratios
------
  Ratio of earnings to fixed charges                   2.2          2.0         3.7 f/       2.0        1.6         1.6

  Ratio of earnings to combined fixed
   charges and preferred stock dividends               2.2          2.0         3.6 f/       2.0        1.6         1.6

- - - - -
a/ Fixed charges, as shown above, adjusted to exclude the amount of interest capitalized during the period and preferred stock dividend requirements of majority owned subsidiaries and trusts.
b/ Includes interest, whether expensed or capitalized, and amortization of debt expense and discount or premium relating to any indebtedness.
c/   One-third of all rental expense is deemed to be interest.
d/ Preferred stock dividend requirements of Ford Holdings, Inc. (1995-1994) increased to an amount representing the pre-tax earnings which would be required to cover such dividend requirements based on Ford's effective income tax rates. Beginning in fourth quarter 1995, includes requirements related to company-obligated mandatorily redeemable preferred securities of a subsidiary trust.
e/ Preferred Stock dividend requirements of Ford Motor Company increased to an amount representing the pre-tax earnings which would be required to cover such dividend requirements based on Ford Motor Company's effective income tax rates.
f/ Earnings used in calculation of this ratio include the $15,955 million gain on the spin-off of The Associates. Excluding this gain, the ratio is 1.9.
g/   Beginning in 1998, amounts are reflective of continuing operations.

                                                                      EXHIBIT 15

Ford Motor Credit Company
The American Road
Dearborn, Michigan

Re: Ford Motor Credit Company Registration Statement Nos. 333-91953 and 333-45015 on Form S-3

We are aware that our report dated April 14, 2000 accompanying the unaudited interim financial information of Ford Motor Credit Company and subsidiaries for the periods ended March 31, 2000 and 1999 and included in the Ford Motor Credit Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 will be incorporated by reference in the above Registration Statements. Pursuant to Rule 436 (c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of the Act.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Detroit, Michigan

May 1, 2000

                                                                      EXHIBIT 27

[ARTICLE] 5


Ford Credit's condensed consolidated balance sheet is unclassified. Therefore, the following tags listed below are not applicable to Ford Credit: Current assets and current liabilities. Information relating to earnings per share is not presented because Ford Credit is an indirect wholly owned subsidiary of Ford Motor Company.


[PERIOD-TYPE]                                          3-MOS
[FISCAL-YEAR-END]                                      DEC-31-2000
[PERIOD-END]                                           MAR-31-2000
[CASH]                                                       1,379
[SECURITIES]                                                   544
[RECEIVABLES]                                              114,374
[ALLOWANCES]                                                     0
[INVENTORY]                                                      0
[CURRENT-ASSETS]                                                 0
[PP&E]                                                           0
[DEPRECIATION]                                                   0
[TOTAL-ASSETS]                                             161,735
[CURRENT-LIABILITIES]                                            0
[BONDS]                                                    136,696
[PREFERRED-MANDATORY]                                            0
[PREFERRED]                                                      0
[COMMON]                                                        25
[OTHER-SE]                                                  11,500
[TOTAL-LIABILITY-AND-EQUITY]                               161,735
[SALES]                                                          0
<TOTAL-REVENUE>                                              5,530
[CGS]                                                            0
[TOTAL-COSTS]                                                4,953
[OTHER-EXPENSES]                                             2,505
[LOSS-PROVISION]                                               378
[INTEREST-EXPENSE]                                           2,070
[INCOME-PRETAX]                                                577
[INCOME-TAX]                                                   214
[INCOME-CONTINUING]                                            353
[DISCONTINUED]                                                   0
[EXTRAORDINARY]                                                  0
[CHANGES]                                                        0
[NET-INCOME]                                                   353
[EPS-BASIC]                                                    0
[EPS-DILUTED]                                                    0