Form 10-Q
period 2000-06-30
FORD MOTOR CREDIT CO
filed 2000-07-31
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ----------------

                      Commission file numbers 1-6368

                        FORD MOTOR CREDIT COMPANY
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                          38-1612444
--------------------         -----------------------------------
(State of Incorporation)     (I.R.S. employer identification no.)

 One American Road, Dearborn, Michigan                         48126
---------------------------------------                        ---------
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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of June 30, 2000.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                                  PAGE 1 OF 29
                        EXHIBIT INDEX APPEARS AT PAGE 25.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                        Consolidated Statement of Income
                and of Earnings Retained for Use in the Business
                  For the Periods Ended June 30, 2000 and 1999
                                  (in millions)


                                                                  Second Quarter                         First Half
                                                          --------------------------------      ------------------------------
                                                               2000               1999              2000               1999
                                                          -------------       ------------      -------------      -----------
                                                                    (Unaudited)                          (Unaudited)
Financing revenue

   Operating leases                                       $    2,654.0        $    2,469.1      $    5,221.9       $   4,923.0
   Retail                                                      2,018.7             1,610.7           3,989.6           3,299.4
   Wholesale                                                     588.1               406.1           1,128.3             814.7
   Other                                                         143.3                98.2             267.7             193.5
                                                          ------------        ------------      ------------       -----------
      Total financing revenue                                  5,404.1             4,584.1          10,607.5           9,230.6

Depreciation on operating leases                              (2,018.1)           (1,954.1)         (3,876.5)         (3,795.4)
Interest expense                                              (2,195.2)           (1,706.7)         (4,264.9)         (3,468.2)
                                                          ------------        ------------      ------------       -----------
      Net financing margin                                     1,190.8               923.3           2,466.1           1,967.0

Other revenue

   Insurance premiums earned                                      60.7                48.0             120.3             102.8
   Investment and other income                                   354.3               386.8             621.0             605.3
                                                          ------------        ------------      ------------       -----------
      Total financing margin and revenue                       1,605.8             1,358.1           3,207.4           2,675.1


Expenses

   Operating expenses                                            592.6               472.2           1,179.3             914.9
   Provision for credit losses                                   310.4               281.4             687.9             606.5
   Other insurance expenses                                       70.7                47.9             131.0              98.2
                                                          ------------        ------------      ------------       -----------
      Total expenses                                             973.7               801.5           1,998.2           1,619.6
                                                          ------------        ------------      ------------       -----------

      Income before income taxes and minority interests          632.1               556.6           1,209.2           1,055.5
Provision for income taxes                                       234.4               207.4             448.6             393.6
                                                          ------------        ------------      ------------       -----------
      Income before minority interests                           397.7               349.2             760.6             661.9
Minority interests in net income of subsidiaries                  10.0                13.9              19.8              26.8
                                                          ------------        ------------      ------------       -----------
      Net income                                                 387.7               335.3             740.8             635.1

Earnings retained for use in the business

   Beginning of period                                         7,203.2             8,211.2           6,855.5           7,911.4
   Dividends                                                         -              (100.0)             (5.4)           (100.0)
                                                          ------------        ------------      ------------       -----------
      End of period                                       $    7,590.9        $    8,446.5      $    7,590.9       $   8,446.5
                                                          ============        ============      ============       ===========


    The accompanying notes are an integral part of the financial statements.
                                      -2-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (in millions)

                                                                  June 30,           December 31,         June 30,
                                                                    2000                 1999               1999
                                                                --------------      ---------------     --------------
                                                                  (Unaudited)                             (Unaudited)

ASSETS

   Cash and cash equivalents                                    $     1,354.0       $       942.2       $       867.6
   Investments in securities                                            515.2               524.4               647.4
   Finance receivables, net                                         119,005.8           108,753.8           100,317.7
   Net investment, operating leases                                  36,977.0            32,838.2            34,643.1
   Retained interest in securitized assets                            3,110.7             3,442.8             2,585.1
   Notes and accounts receivable from affiliated companies            2,743.2             6,128.2             5,414.5
   Other assets                                                       4,114.8             4,001.1             3,520.4
                                                                   ----------         -----------       -------------
     Total assets                                                $  167,820.7       $   156,630.7       $   147,995.8
                                                                 ============       =============       =============


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities

   Accounts payable
   Trade, customer deposits, and dealer reserves                 $    4,330.1       $     2,908.3       $     3,321.6
   Affiliated companies                                               1,470.4             1,235.2             1,313.0
                                                                      -------             -------             -------
     Total accounts payable                                           5,800.5             4,143.5             4,634.6

   Debt                                                             140,953.4           133,073.7           124,433.9
   Deferred income taxes                                              4,106.1             3,564.0             3,454.5
   Other liabilities and deferred income                              4,802.6             4,511.0             4,054.5
                                                                      -------           ---------           ---------
     Total liabilities                                           $  155,662.6        $  145,292.2        $  136,577.5

Minority interests in net assets of subsidiaries                        416.6               414.4               396.3

Stockholder's Equity

   Capital stock, par value $100 a share, 250,000 shares
   authorized, issued and outstanding                                    25.0                25.0                25.0
   Paid-in surplus (contributions by stockholder)                     4,568.0             4,341.6             4,343.4
   Note receivable from affiliated company                                -                   -              (1,517.0)
   Accumulated other comprehensive loss                                (442.4)             (298.0)             (275.9)
   Retained earnings                                                  7,590.9             6,855.5             8,446.5
                                                                     --------            --------            --------
     Total stockholder's equity                                      11,741.5            10,924.1            11,022.0
                                                                    ---------           ---------            --------
     Total liabilities and stockholder's equity                  $  167,820.7        $  156,630.7        $  147,995.8
                                                                 ============        ============        ============

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                  For the Periods Ended June 30, 2000 and 1999
                                  (in millions)

                                                                                  First Half

                                                                         -----------------------------
                                                                            2000             1999
                                                                         -----------     -------------
                                                                                (Unaudited)
Cash flows from operating activities
   Net income                                                            $    740.8     $      635.1
   Adjustments to reconcile net income to net
     cash provided by operating activities
   Provision for credit losses                                                687.9            606.5
   Depreciation and amortization                                            4,118.4          3,808.4
   Loss/(gain) on sales of finance receivables                                  7.0            (84.9)
   Increase in deferred income taxes                                          383.0            292.8
   Decrease/(increase) in other assets                                        250.9         (2,002.3)
   Increase/(decrease) in other liabilities                                   549.8            (40.2)
   Other                                                                       95.4             50.4
                                                                         ----------         ---------
   Net cash provided by operating activities                                6,833.2          3,265.8
                                                                         ----------         ---------

Cash flows from investing activities
   Purchase of finance receivables (other than  wholesale)                (31,017.7)       (25,963.1)
   Collection of finance receivables (other than wholesale)                17,716.9         18,755.1
   Purchase of operating lease vehicles                                   (13,531.9)       (12,543.4)
   Liquidation of operating lease vehicles                                  7,507.7          8,563.3
   Increase in wholesale receivables                                       (3,219.5)        (2,239.8)
   Decrease/(increase) in notes receivable with affiliates                  3,558.2         (4,237.1)
   Proceeds from sale of receivables                                        7,694.8          5,005.0
   Purchase of investment securities                                         (298.8)          (528.6)
   Proceeds from sale/maturity of investment securities                       308.0            607.1
   Other                                                                     (152.9)           (93.6)
                                                                         -----------      -----------
   Net cash used in investing activities                                  (11,435.2)       (12,675.1)
                                                                          ----------      ----------

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                21,926.0         12,384.5
   Principal payments on long-term debt                                    (9,722.1)        (7,564.6)
   (Decrease)/increase in short-term debt                                  (7,060.0)         4,959.0
   Cash dividends paid                                                       (150.0)          (100.0)
   Other                                                                      159.6             (6.1)
                                                                           ---------        ---------
   Net cash provided by financing activities                                5,153.5          9,672.8
                                                                          ----------        ---------

Effect of exchange rate changes on cash and cash equivalents                 (139.7)          (176.7)
                                                                            --------         --------

   Net change in cash and cash equivalents                                    411.8             86.8

Cash and cash equivalents, beginning of period                                942.2            780.8
                                                                          ----------      ----------
Cash and cash equivalents, end of period                                 $   1,354.0    $      867.6
                                                                          ==========      ==========
Supplementary cash flow information
   Interest paid                                                         $  4,292.7     $    3,335.0
   Taxes paid                                                                  86.6            123.6

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          Notes To Financial Statements

Note 1. Finance Receivables, Net (in millions)

                                                                                      June 30,       December 31,      June 30,
                                                                                        2000             1999            1999
                                                                                    --------------  -------------    --------------
                                                                                      (Unaudited)                     (Unaudited)

Retail                                                                              $    81,543.0   $   76,181.6     $    69,755.0
Wholesale                                                                                30,267.2       26,450.0          24,697.7
Other                                                                                     8,407.3        7,244.3           7,017.8
                                                                                    -------------   ------------     -------------
  Total finance receivables, net of unearned income                                     120,217.5      109,875.9         101,470.5
Less:  Allowance for credit losses                                                       (1,211.7)      (1,122.1)         (1,152.8)
                                                                                    -------------   ------------     -------------
  Finance receivables, net                                                          $   119,005.8   $  108,753.8     $   100,317.7
                                                                                    =============   ============     =============


Note 2. Debt (in millions)

                                                        June 30, 2000
                                             -------------------------------------
                                               Weighted Average                       June 30,       December 31,      June 30,
                                              Interest Rates (A)     Maturities         2000             1999            1999
                                             ---------------------  --------------  --------------  ---------------- --------------
                                                                                      (Unaudited)                     (Unaudited)

 Payable Within One Year:
    Commercial paper (B)                                                            $    37,310.2   $      43,077.9   $   52,563.0
    Other short-term debt (C)                                                             6,636.6           6,769.8        6,150.2
                                                                                          -------           -------        -------
        Total short-term debt                                                            43,946.8          49,847.7       58,713.2
    Long-term indebtedness payable within
      one year (D)                                                                       19,435.6          19,893.4       10,737.0
                                                                                         --------          ----------     --------
        Total payable within one year                                                    63,382.4          69,741.1       69,450.2

 Payable After One Year:
    Unsecured senior indebtedness
      Notes (E)                                             6.72%       2001-2078        75,806.9          61,271.1       52,990.9
      Debentures                                            2.43%       2001-2006         1,364.7           2,051.4        1,966.1
      Unamortized discount                                                                 (106.3)            (84.2)         (70.5)
                                                                                        ---------         ----------      --------
        Total unsecured senior indebtedness                                              77,065.3          63,238.3       54,886.5
    Unsecured long-term subordinated notes                  8.49%            2005           505.7              94.3           97.2
                                                                                            -----              ----           ----
        Total payable after one year                                                     77,571.0          63,332.6       54,983.7
                                                                                         --------          ---------      --------
        Total debt                                                                  $   140,953.4   $     133,073.7   $  124,433.9
                                                                                        =========         =========      =========



(A) Rates were variable on about 1.3% of the debt payable after one year including the effects of interest rate swap agreements at June 30, 2000. The agreements effectively converted all long-term obligations payable after one year subject to variable interest rates to fixed rates as of December 31, 1999 and June 30, 1999.

(B) Includes commercial paper of $1,031 million with an affiliated company at December 31, 1999.

(C) Includes $683.9 million, $717.5 million, and $787.1 million with affiliated companies at June 30, 2000, December 31, 1999, and June 30, 1999, respectively.

(D) Includes $992.1 million, $763.6 million, and $413.7 million with affiliated companies at June 30, 2000, December 31, 1999, and June 30, 1999, respectively.

(E) Includes $2,220.2 million, $2,693.2 million, and $2,969.0 million with affiliated companies at June 30, 2000, December 31, 1999, and June 30, 1999, respectively.
                                      -5-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                    Notes To Financial Statements - Continued

Note 3. Comprehensive Income (in millions)


                                                                Second Quarter                         First Half
                                                         ------------------------------      --------------------------------
                                                             2000              1999            2000                  1999
                                                         ------------      ------------      ---------           ------------
                                                                  (Unaudited)                           (Unaudited)
Net income                                               $   387.7        $    335.3         $   740.8          $   635.1

Other comprehensive income                                  (103.4)           (109.8)           (144.4)            (157.8)
                                                            ------            ------            ------             ------

  Total comprehensive income                             $   284.3        $    225.5         $   596.4          $   477.3
                                                          ========          ========          ========           ========



Other comprehensive income includes foreign currency translation adjustments, net unrealized gains and losses on investments in securities and retained interests in securitized assets.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                    Notes to Financial Statements - Continued

Note 4.  Segment Information (in millions)


Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International. In the Second Quarter of 2000, the Company merged the Personal Financial Services segment into these segments.

                                                Ford Credit                                                Ford Credit
                                                   North           Ford Credit        Eliminations/         Financial
                                                  America         International      Reclassifications      Statements
                                              ----------------    ---------------    -----------------    ---------------
Second Quarter
---------------------------------------------
2000
----
Revenue                                            $  5,215.6            $  924.9         $   (321.4)          $  5,819.1
Income
   Income before income taxes                           512.6               112.5                7.0                632.1
   Provision for income taxes                           189.3                37.4                7.7                234.4
   Net income                                           323.3                75.1              (10.7)               387.7
Other disclosures
   Depreciation on operating leases                   1,813.1               217.5              (12.5)             2,018.1
   Interest expense                                   2,100.4               385.4             (290.6)             2,195.2

1999
----
Revenue                                            $  4,528.1            $  876.1         $   (385.3)          $  5,018.9
Income
   Income before income taxes                           410.8               150.4               (4.6)               556.6
   Provision for income taxes                           151.4                58.5               (2.5)               207.4
   Net income                                           259.4                91.9              (16.0)               335.3
Other disclosures
   Depreciation on operating leases                   1,853.0               160.5              (59.4)             1,954.1
   Interest expense                                   1,650.3               375.9             (319.5)             1,706.7




First Half
---------------------------------------
2000
----
Revenue                                           $  10,103.0       $     1,830.7          $  (584.9)          $ 11,348.8
Income
   Income before income taxes                           974.9               233.4                0.9              1,209.2
   Provision for income taxes                           362.8                80.1                5.7                448.6
   Net income                                           612.1               153.3              (24.6)               740.8
Other disclosures
   Depreciation on operating leases                   3,480.2               400.6               (4.3)             3,876.5
   Interest expense                                   4,050.9               773.9             (559.9)             4,264.9
   Finance receivables (including net
     investment operating leases)                   149,688.5            29,020.0          (22,725.7)           155,982.8
   Total assets                                     154,503.5            31,158.1          (17,840.9)           167,820.7

1999
----
Revenue                                            $  8,724.1       $     1,775.7          $  (561.1)          $  9,938.7
Income
   Income before income taxes                           750.9               297.7                6.9              1,055.5
   Provision for income taxes                           269.0               121.9                2.7                393.6
   Net income                                           481.9               175.8              (22.6)               635.1
Other disclosures
   Depreciation on operating leases                   3,513.0               305.0              (22.6)             3,795.4
   Interest expense                                   3,197.6               777.1             (506.5)             3,468.2
   Finance receivables (including net
    investment operating leases)                    130,245.5            27,429.9          (22,714.6)           134,960.8
   Total assets                                     137,747.6            28,917.4          (18,669.2)           147,995.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

In the first quarter of 2000, Ford Credit included in its results Volvo financing operations for North America, Belgium, Britain, the Netherlands, Norway, and Switzerland. In the second quarter, Volvo financing operations for Finland and Spain were also included. Unless otherwise indicated, both the second-quarter and first-half 2000 results and financial condition discussed below include the results of these operations. Additional Volvo financing operations will be consolidated into Ford Credit's financial results in 2001.

Ford Credit's consolidated net income in the second quarter of 2000 was $388 million, up $53 million or 16% from second quarter 1999. Compared with 1999, the increase in earnings reflects primarily improved net financing margins and a higher level of receivables, offset partially by higher operating costs.

Improved net financing margins reflect primarily lower depreciation expense resulting from lower return rates of off-lease vehicles and lower scheduled termination volumes associated with an increase in lease contracts with longer terms.

Total net finance receivables and net investment in operating leases at June 30, 2000 were $156 billion, up $21 billion or 16% from a year earlier. The increase results primarily from Ford Motor Company-sponsored special financing programs that are available exclusively through Ford Credit, higher installment sales receivables, higher wholesale receivables, and the inclusion of Volvo financing receivables.

Higher operating costs reflect primarily the servicing of a higher level of receivables, operating expenses of recently acquired subsidiaries, and costs associated with the restructuring of North American operations, including employee separation programs.

During the second quarter of 2000, Ford Credit financed 50% of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the U.S. compared with 43% in the same period of 1999. In Europe, Ford Credit financed 33% of all new vehicles sold by Ford dealers, unchanged from a year ago. Ford Credit's retail financing for new and used vehicles totaled about 976,000 in the United States and about 206,000 in Europe during the second quarter of 2000. Ford Credit provided wholesale financing for 82% of Ford, Lincoln, and Mercury factory sales in the United States and 95% of Ford factory sales in Europe compared with 83% for the United States and 96% for Europe in the second quarter of 1999.

FIRST HALF 2000 COMPARED WITH 1999

For the first half of 2000, Ford Credit's consolidated net income was $741 million, up $106 million or 17% from the first half of 1999. Compared with 1999, the increase in earnings reflects primarily improved net financing margins and a higher level of receivables, offset partially by higher operating costs, including employee separation programs.

During the first half of 2000, Ford Credit provided retail financing for 49% of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the U.S. compared with 44% in the first half of 1999. In Europe, Ford Credit financed 32% of all new vehicles sold by Ford dealers in the first half of 2000, unchanged from a year ago. In the first half of 2000, Ford Credit provided retail financing for about 1,827,000 and about 412,000 new and used vehicles in the U.S. and Europe, respectively. Ford Credit also provided wholesale financing for 84% of Ford, Lincoln, and Mercury U.S. factory sales and 97% of Ford Europe factory sales compared with 83% for the U.S. and 95% for Europe in the first half of 1999.

                  Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at June 30, 2000 and at the end of each of the last four years was as follows (in millions):


                                           June 30,                                     December 31
                                                          -------------------------------------------------------------------------
                                            2000               1999                1998               1997                1996
                                       --------------     --------------      -------------      -------------        ------------
Commercial paper & STBAs(A)                $  38,319          $  43,078           $  48,636        $    42,311         $    38,774
Other short-term debt (B)                      5,628              6,770               4,997              3,897               4,243
Long term debt
  (including current portion) (C)             97,007             83,226              61,334             54,517              55,007
                                      --------------     --------------       -------------      -------------         -----------
   Total debt                             $  140,954          $ 133,074           $ 114,967        $   100,725         $    98,024
                                       ==============     =============       ==============     ==============        ============

United States                             $  110,243          $ 104,186           $  85,394        $    78,443         $    76,635
Europe                                        14,939             14,510              16,653             12,491              14,028
Other international                           15,772             14,378              12,920              9,791               7,361
                                      --------------      -------------       -------------      -------------         -----------
   Total debt                             $  140,954          $ 133,074           $ 114,967        $   100,725         $    98,024
                                       ==============     =============       ==============     =============         ===========

Memo:
Total support facilities (in billions)
   as of June 30, 2000 and
   December 31, 1999 - 1996,
   respectively:
   Ford Credit U.S.                             26.3               26.0                26.9               26.6                27.2
   FCE Bank                                      5.2                5.2                 5.3                5.2                 5.7


     - - - - -
(A) Short-term borrowing agreements with bank trust departments

(B) Includes $684 million, $718 million, $989 million, $831 million, and $2,478 million with affiliated companies at June 30, 2000, December 31, 1999, December 31, 1998, December 31, 1997, and December 31, 1996,
    respectively.

(C) Includes $3,212 million, $3,457 million, $2,878 million, $3,547 million, and $4,237 million with affiliated companies at June 30, 2000,
    December 31, 1999, December 31, 1998, December 31, 1997, and December 31, 1996, respectively.
    ---------

Support facilities represent additional sources of funds, if required. At July 1, 2000, Ford Credit had approximately $19.1 billion of contractually committed facilities. In addition, approximately $7.5 billion of Ford lines of credit may be used by Ford Credit at Ford's option. These credit lines have various maturity dates through June 30, 2005 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.4 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at July 1, 2000, there were approximately $4.6 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") use. In addition, $598 million of Ford credit lines may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2005 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            For a discussion of purported class actions and other proceedings affecting Ford Credit, see Item 5, "Other Information - Information Concerning Ford - Legal Proceedings - Ford - Class Actions - Late Charges Class Action and Bankruptcy Discharge Class Actions" and "Other Matters - Red Carpet Lease Terminations."

Item 2.     Changes in Securities

            Not required

Item 3.     Defaults Under Senior Securities

            Not required

Item 4.     Submission of Matters to a Vote of Security Holders

            Not required.

Item 5.     Other Information

                          INFORMATION CONCERNING FORD


                                                   Ford Motor Company and Subsidiaries

                                                    CONSOLIDATED STATEMENT OF INCOME
                                                    --------------------------------
                                              For the Periods Ended June 30, 2000 and 1999
                                                              (in millions)

                                                                    Second Quarter                    First Half
                                                               --------------------------      --------------------------
                                                                 2000            1999             2000           1999
                                                               ----------     -----------      -----------     ----------
                                                                      (unaudited)                     (unaudited)
AUTOMOTIVE
Sales                                                          $37,366        $35,546          $73,541         $67,143

Costs and expenses
Costs of sales                                                  33,515         30,796           65,093          58,533
Selling, administrative and other expenses                       2,458          2,296            4,723           4,073
                                                               -------        -------          -------         -------
  Total costs and expenses                                      35,973         33,092           69,816          62,606

Operating income                                                 1,393          2,454            3,725           4,537

Interest income                                                    389            346              757             685
Interest expense                                                   327            337              645             622
                                                               -------        -------          -------         -------
  Net interest income                                               62              9              112              63
Equity in net income (loss) of affiliated companies                 29            (12)              (3)             22
Net revenue (expense) from transactions with
  Financial Services                                                20            (17)              10             (45)
                                                               -------        -------          -------         -------

Income before income taxes - Automotive                          1,504          2,434            3,844           4,577

FINANCIAL SERVICES
Revenues                                                         7,153          6,361           13,872          12,313

Costs and expenses
Interest expense                                                 2,311          1,825            4,524           3,713
Depreciation                                                     2,398          2,391            4,606           4,548
Operating and other expenses                                     1,249          1,101            2,460           2,098
Provision for credit and insurance losses                          411            372              865             763
                                                               -------        -------          -------         -------
  Total costs and expenses                                       6,369          5,689           12,455          11,122
Net revenue (expense) from transactions with
  Automotive                                                       (20)            17              (10)             45
                                                               -------        -------          -------         -------

Income before income taxes - Financial Services                    764            689            1,407           1,236
                                                               -------        -------          -------         -------

TOTAL COMPANY
Income before income taxes                                       2,268          3,123            5,251           5,813
Provision for income taxes                                         728          1,034            1,750           1,927
                                                               -------        -------          -------         -------
Income before minority interests                                 1,540          2,089            3,501           3,886
Minority interests in net income of subsidiaries                    27             31               56              54
                                                               -------        -------          -------         -------
Net income from continuing operations                            1,513          2,058            3,445           3,832
Net income from discontinued operation                             162            280              309             485
Loss on spin-off of discontinued operation                       2,252              -            2,252               -
                                                               -------        -------          -------         -------
Net income (loss)                                              $  (577)       $ 2,338          $ 1,502         $ 4,317
                                                               =======        =======          =======         =======
Income (loss) attributable to Common and Class B
  Stock after preferred stock dividends                        $  (580)       $ 2,335          $1,495          $ 4,310

Average number of shares of Common and Class B
  Stock outstanding                                              1,205          1,211           1,206            1,211

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Basic Income
    Net income (loss) from continuing operations               $  1.26        $  1.70          $  2.87         $  3.17
    Net income (loss)                                            (0.48)          1.93             1.25            3.57
Diluted Income
    Net income (loss) from continuing operations               $  1.24        $  1.66          $  2.81         $  3.09
    Net income (loss)                                            (0.47)          1.89             1.22            3.48

Cash dividends                                                 $  0.50        $  0.46          $  1.00         $  0.92

Management's Discussion and Analysis of Financial Condition and
Results of Operations-Ford
-------------------------------------------------------------------------

     In addition to specific explanations discussed below, comparisons between Ford's 2000 and 1999 second quarter and first half results are influenced by two important events:

o On June 28, 2000, Ford distributed 130 million shares of Visteon, which represented its 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Throughout this discussion, Visteon is reflected as a discontinued operation. Visteon's results and financial condition have been excluded from all amounts except total net income and total earnings per share.

o On March 31, 1999, Ford purchased AB Volvo's worldwide passenger car business ("Volvo Car"). Volvo Car's results and financial condition have been included in Ford's financial statements on a consolidated basis since the second quarter of 1999.

SECOND QUARTER RESULTS OF OPERATIONS

     Ford's worldwide results were a net loss of $577 million in the second quarter of 2000, or $(0.47) per diluted share of Common and Class B Stock. This compares with second quarter earnings in 1999 of $2,338 million, or $1.89 per diluted share (second quarter 1999 earnings included a one-time inventory-related profit reduction of $146 million for Volvo Car). Second quarter 2000 earnings include a one-time, non-cash charge of $2,252 million resulting from the spin-off of Visteon and charges of $1,019 million for asset impairment and restructuring costs related to Ford brand operations in Europe.
As supplemental information, excluding these one-time charges, Ford's earnings in the second quarter would have been $2,694 million, or $2.20 per diluted share. Worldwide sales revenue was $44.5 billion in the second quarter of 2000, up $2.6 billion from a year ago. Unit sales of cars and trucks were 1,991,000, up 63,000 units.

     Results by business sector for the second quarter of 2000 and 1999 are shown below (in millions).

                                                            Second Quarter
                                                            Net Income/(Loss)
                                                 --------------------------------------
                                                                              2000
                                                                              O/(U)
                                                    2000          1999         1999
                                                 ------------  -----------  -----------
     Automotive Sector                             $1,052        $1,651      $  (599)
     Financial Services Sector                        461           407           54
                                                   ------        ------      --------
      Total continuing operations                   1,513         2,058         (545)

     Net income from discontinued operation           162           280         (118)
     Loss on spin-off of discontinued operation    (2,252)            -       (2,252)
                                                   ------        ------      -------

      Total Ford                                   $ (577)       $2,338      $(2,915)
                                                   ======        ======      =======

Automotive Sector
-----------------

     Worldwide earnings for Ford's Automotive sector were $1,052 million in the second quarter of 2000, on sales of $37.4 billion. Earnings in the second quarter of 1999 were $1,651 million, on sales of $35.5 billion.

     Details of second quarter Automotive sector earnings from continuing operations are shown below (in millions).


                                                                         Second Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            2000
                                                                                           O/(U)
                                                                 2000          1999         1999
                                                              ------------  -----------  -----------
                  North American Automotive                      $1,843        $1,698        $ 145

                  Automotive outside North America
                  - Europe                                         (863)           81         (944)
                  - South America                                   (63)         (117)          54
                  - Rest of World                                   135           (11)         146
                                                                 ------        ------       ------
                      Total Automotive outside North America       (791)          (47)        (744)
                                                                 ------        ------       ------
                      Total Automotive Sector                    $1,052        $1,651       $ (599)
                                                                 ======        ======       ======

     Automotive sector earnings in North America were $1,843 million in the second quarter of 2000, on sales of $27.7 billion. In the second quarter of 1999, earnings were $1,698 million, on sales of $25.5 billion. The increase in earnings reflects primarily increased volume and higher net revenue. The after-tax return on sales for Ford's Automotive sector in North America was 6.7% in the second quarter of 2000, unchanged from a year ago.

     In the second quarter of 2000, 4.9 million new cars and trucks were sold in the United States, up from 4.7 million units a year ago. Ford's share of those unit sales was 24.9% in the second quarter of 2000, up 2/10 of a percentage point from a year ago. The improvement in market share reflects primarily strong market acceptance of Ford brands.

     Ford's Automotive sector losses in Europe were $863 million in the second quarter of 2000, compared with earnings of $81 million a year ago (second quarter 1999 European earnings included a one-time inventory-related profit reduction of $125 million for Volvo Car). As an additional step toward Ford's goal to improve results outside the U.S., Ford performed an extensive business review of the Ford brand operations in Europe in the second quarter of 2000. The review was performed to address the Company's performance in the competitive and regulatory environment in Europe and its concern regarding overcapacity. The review included an assessment of operating costs and Ford brand manufacturing requirements in Europe. As a result of this review, Ford recorded an after-tax charge of $1,019 million in the second quarter of 2000. This charge included $715 million for asset impairments and $304 million for restructuring costs. The restructuring charge included employee separation costs of $277 million and other exit-related costs of $27 million. Employee separation includes a workforce reduction of about 3,300 employees (2,900 hourly and 400 salaried) related to the planned cessation of vehicle production at the Dagenham (U.K.) Body and Assembly Plant, which will occur in two phases (in the third quarter 2000 and by first quarter 2002). Excluding this charge, Ford's European results, as a whole, would have been a profit of $156 million.

     In the second quarter of 2000, 4.8 million new cars and trucks were sold in Ford's nineteen primary European markets, down 25,000 units from a year ago. Ford's share of those unit sales was 9.6% in the second quarter of 2000, down 1.4 percentage points from a year ago, reflecting a decrease in demand for Ford branded vehicles.

     Ford's Automotive sector results in South America were a loss of $63 million in the second quarter of 2000, compared with a loss of $117 million a year ago. The improvement reflects primarily improved vehicle margins resulting from cost reductions, product mix, and improved pricing.

     In the second quarter of 2000, approximately 350,000 new cars and trucks were sold in Brazil, compared with 336,000 a year ago. Ford's share of those unit sales was 9.3% in the second quarter of 2000, down 1.1 percentage points from a year ago. The decline in market share reflects primarily aggressive marketing actions by competitors.

     Automotive sector earnings outside North America, Europe and South America ("Rest of World") were $135 million in the second quarter of 2000, compared with losses of $11 million in the second quarter of 1999. The improvement in earnings reflects primarily improved results at Mazda and other Asia Pacific operations.

Financial Services Sector
-------------------------

     Earnings of Ford's Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of second quarter Financial Services sector earnings are shown below (in millions).

                                                                         Second Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            2000
                                                                                           O/(U)
                                                                 2000          1999         1999
                                                              -----------   -----------  -----------
                  Ford Credit                                    $388           $335          $53
                  Hertz                                           104             88           16
                  Minority Interests, Eliminations,
                   and Other                                      (31)           (16)         (15)
                                                                 ----           ----          ---
                     Total Financial Services Sector             $461           $407          $54
                                                                 ====           ====          ===
                  Memo: Ford's share of earnings in Hertz        $ 84           $ 71          $13

     For a discussion of Ford Credit's results of operations in the second quarter of 2000, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Second Quarter 2000 Compared with Second Quarter 1999."

     Earnings at Hertz in the second quarter of 2000 were $104 million (of which $84 million was Ford's share), compared with earnings of $88 million (of which $71 million was Ford's share) a year ago. The increase in earnings reflects primarily strong volume performance in the worldwide car rental market.

Discontinued Operation - Visteon
--------------------------------

     Visteon's second quarter 2000 earnings were $162 million, compared with $280 million in the same period a year ago. The decrease in earnings reflects primarily a one-time price realignment of 5 percent with respect to products sold to Ford that resulted from a joint Ford-Visteon competitive pricing study.

FIRST HALF RESULTS OF OPERATIONS - FORD

     Results of Ford's operations by major business sector for the first half of 2000 and 1999 are shown below (in millions).

                                                                             First Half
                                                                          Net Income/(Loss)
                                                                --------------------------------------
                                                                                             2000
                                                                                             O/(U)
                                                                   2000         1999         1999
                                                                ------------ ------------ ------------
                 Automotive Sector                               $ 2,604      $ 3,097     $   (493)
                 Financial Services Sector                           841          735          106
                                                                 -------      -------     --------

                    Total continuing operations                  $ 3,445      $ 3,832     $   (387)

                 Net income from discontinued operation              309          485         (176)
                 Loss on spin-off of discontinued operation       (2,252)           -       (2,252)
                                                                 -------      -------     --------

                 Total Ford                                      $ 1,502      $ 4,317     $ (2,815)
                                                                 =======      =======     ========





     Ford's worldwide net income in the first half of 2000 was $1,502 million, compared with first half 1999 net income of $4,317 million. First half 2000 earnings include the one-time charges of $3.3 billion included in Ford's second quarter discussion.

     Worldwide sales and revenues in the first half of 2000 were $87.4 billion, up $8.0 billion from a year ago. Vehicle unit sales of cars and trucks were 3,902,000, up 199,000 units.

Automotive Sector
-----------------

     Worldwide earnings for Ford's Automotive sector were $2,604 million in the first half of 2000 on sales of $73.5 billion. Earnings in the first half of 1999 were $3,097 million on sales of $67.1 billion. First half 2000 results include the one-time European charges of $1,019 million included in Ford's second quarter discussion. Adjusted for constant volume and mix, total automotive costs were down $100 million compared with the first half of 1999.

     Automotive sector earnings in the first half of 2000 and 1999 are shown below (in millions).

                                                                  First Half
                                                               Net Income/(Loss)
                                                    ----------------------------------------
                                                                                    2000
                                                                                   O/(U)
                                                       2000           1999          1999
                                                    ------------   -----------   -----------
                  North American Automotive           $3,510         $3,077       $  433

                  Automotive Outside North America
                  - Europe                              (866)           236       (1,102)
                  - South America                       (145)          (258)         113
                  - Rest of World                        105             42           63
                                                      ------         ------       ------
                   Total Automotive Outside
                    North America                       (906)            20         (926)
                                                      ------         ------       ------

                     Total Automotive Sector          $2,604         $3,097       $ (493)
                                                      ======         ======       ======


     Automotive sector earnings in North America were $3,510 million in the first half of 2000, up $433 million from the first half of 1999. The increase reflects primarily higher net revenue and increased volume. The North American Automotive after-tax return on sales was 6.4% in the first half of 2000, up 2/10 of a percentage point from a year ago.

In the first half of 2000, 9.4 million new cars and trucks were sold in the United States, up from 8.8 million units a year ago. Ford's share of those unit sales was 24.4% in the first half of 2000, down 3/10 of a percentage point from a year ago. The decline in market share reflects primarily strong industry demand and capacity limitations.

     Automotive sector losses in Europe in the first half of 2000 were $866 million, compared to earnings of $236 million in the first half of 1999. The deterioration reflects primarily the one-time after-tax charges of $1,019 million after tax in the second quarter of 2000, which is included in Ford's second quarter discussion.

     In the first half of 2000, 9.9 million new cars and trucks were sold in Ford's nineteen primary European markets, up 177,000 units from a year ago. Ford's share of those unit sales was 9.6% in the first half of 2000, down 6/10 of a percentage point from a year ago. Ford's market share decrease reflects increasing competitive activity impacting Fiesta and Mondeo models and limited Transit availability after the new model introduction at the end of March.

     Automotive sector results in South America were a loss of $145 million in the first half of 2000, compared with a loss of $258 million in the first half a year ago. The improvement reflects primarily improved vehicle margins resulting from cost reductions, product mix, and improved pricing. In the first half of 2000, 660,000 new cars and trucks were sold in Brazil, compared with 612,000 a year ago. Ford's share of those unit sales was 9.4% in the first half of 2000, down 3/10 of a percentage point from a year ago.

     Automotive sector earnings outside North America, Europe and South America ("Rest of World") were $105 million in the first half of 2000, compared with $42 million in the first half of 1999.


Financial Services Sector
-------------------------

     Higher earnings at Ford Credit and Hertz in the first half of 2000, compared with the first half of 1999, reflect primarily the same factors as those described in the discussion of second quarter results of operations. Details of Financial Services sector earnings in the first half of 2000 and 1999 are shown below (in millions). For a discussion of Ford Credit's results of operations in the first half of 2000, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - First Half 2000 Compared with 1999."

                                                                          First Half
                                                                       Net Income/(Loss)
                                                            ----------------------------------------
                                                                                           2000
                                                                                           O/(U)
                                                               2000          1999          1999
                                                            ------------  ------------  ------------
              Ford Credit                                      $741           $635          $106
              Hertz                                             160            137            23
              Minority interests, Eliminations,
               and Other                                        (60)           (37)          (23)
                                                               ----           ----          ----
                 Total Financial Services Sector               $841           $735          $106
                                                               ====           ====          ====
              Memo:  Ford's share of earnings in Hertz         $130           $111          $ 19


Discontinued Operation - Visteon
--------------------------------

     Visteon's first half 2000 earnings were $309 million, compared with $485 million in the same period a year ago. The decrease in earnings reflects primarily the one-time price realignment of 5 percent with respect to products sold to Ford that resulted from a joint Ford-Visteon competitive pricing study.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At June 30, 2000, Ford's Automotive sector had $25.6 billion of cash and marketable securities, up $3.8 billion from December 31, 1999. The increase in cash reflects primarily cash flow from operations. Automotive capital expenditures totaled $3.0 billion in the first half of 2000, up $243 million from the same period a year ago. During the first half of 2000, the Company paid quarterly cash dividends on its Common Stock, Class B Stock, and Preferred Stock totaling $1,213 million. In addition, the Company paid $365 million in cash dividends related to the Visteon spin-off.

     At June 30, 2000, Ford's Automotive sector had total debt of $10.8 billion, compared with $11.7 billion at December 31, 1999. Automotive debt at June 30, 2000 was 31% of total capital (the sum of Ford stockholders' equity and Automotive debt), up one percentage point from December 31, 1999.

     At July 1, 2000, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks; 87% are available through June 30, 2005. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate under these agreements will be guaranteed by Ford. Ford also has the ability to transfer on a non-guaranteed basis $8.1 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc. In addition, at July 1, 2000, $226 million of contractually committed credit facilities were available to various Automotive sector affiliates outside the U.S. Approximately $61 million of these facilities were in use at July 1, 2000.


Financial Services Sector
-------------------------

     At June 30, 2000, Ford's Financial Services sector had cash and cash equivalents of $1.7 billion, up $87 million from December 31, 1999. Finance receivables and net investments in operating leases were $167.6 billion at June 30, 2000, up from $155.8 billion at December 31, 1999.

     Total debt was $149.1 billion at June 30, 2000, up $9.1 billion from December 31, 1999. This includes outstanding commercial paper at June 30, 2000 of $37.3 billion at Ford Credit, and $2.3 billion at Hertz, with an average remaining maturity of 27 days and 15 days, respectively.

     At July 1, 2000, Financial Services sector had a total of $27.3 billion of contractually committed support facilities (excluding the $8.1 billion available under Ford's global credit agreements). Of these facilities, $23.7 billion are contractually committed global credit agreements under which $19.1 billion and $4.6 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 55% and 65%, respectively, of such facilities are available through June 30, 2005. The entire $19.1 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.6 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings of such subsidiaries under these agreements will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At July 1, 2000, $237 million of the Ford Credit global facilities were in use and $279 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services sector support facilities at July 1, 2000 consisted of $2.7 billion of contractually committed support facilities available to Hertz in the U.S. and $800 million of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 2000, approximately $600 million of these facilities were in use. Furthermore, banks provide $1,425 million of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

VALUE ENHANCEMENT PLAN

     In April, 2000, Ford's Board of Directors approved in principle a recapitalization of the Company, known as the Value Enhancement Plan. The recapitalization will be effected through the merger of Ford Value Corporation, a wholly owned subsidiary of the Company, with and into the Company pursuant to a Recapitalization Agreement and Plan of Merger, dated as of June 27, 2000 (the "Agreement"). On June 27, 2000, Ford's Board of Directors approved the Agreement. The recapitalization is subject to shareholder approval; shareholders of record on June 27, 2000 are eligible to vote on the recapitalization at a special meeting of shareholders scheduled for August 2,
 2000.

     In the recapitalization, holders of the Company's Common and Class B stock will exchange each share of Common or Class B stock for one share of a new class of Common or Class B stock (depending on the class owned before the recapitalization) and, at the holders' option, one of the following: (1) $20 in cash, subject to adjustment, (2) approximately 0.748 shares of a new class of common stock with a value of $20, calculated as provided in the Agreement, or
(3) a combination of cash and a new class of common stock, with an aggregate value of $20, also calculated as provided in the Agreement, with the relative cash and stock portions determined pursuant to a formula intended to result in a shareholder maintaining approximately 99% of his or her percentage ownership interest in the Company. The total cash distributed in the recapitalization will be limited to $10 billion.


LAND ROVER

   On June 30, 2000, Ford purchased the Land Rover business from the BMW Group for a purchase price of approximately three billion euros. Approximately two-thirds of the purchase price (equivalent to $1.9 billion at June 30, 2000) was paid at the time of closing. The remainder will be paid in 2005. The acquisition involves the entire Land Rover line of products, and related assembly and engineering facilities. It does not include Rover's passenger car business or financial services business.

     The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Land Rover will be included in Ford's financial statements on a consolidated basis beginning in the third quarter of 2000. Ford expects the Land Rover acquisition to be accretive to earnings in 2002, but have a negative impact on earnings in the near-term. Ford expects the impact of the Land Rover acquisition on earnings to be adverse by approximately 10-15 cents per share in the second half of 2000, plus there is the potential for an inventory-related profit reduction in the third quarter of 2000.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Ford is required to adopt SAB 101 in the fourth quarter of 2000 (retroactive to January 1, 2000) and is awaiting interpretive guidance, not yet issued by the SEC, to complete its assessment of the impact SAB 101 may have on Ford's financial statements.

Legal Proceedings - Ford
--------------------------

Class Actions
-------------

     Paint Class Actions. (Previously discussed on page 23 of Ford Credit's Annual Report on Form 10-K for year ended December 31, 1999 (the "10-K Report").) On May 11, 2000, the Texas Supreme Court in the Sheldon case reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings.

     Ignition Switch Class Action. (Previously discussed on page 23 of the 10-K Report.) The renewed motion for class certification in Snodgrass has been denied. Plaintiffs' motion for reconsideration is pending.

     Flat Glass Class Action. (Previously discussed on pages 24 and 25 of the 10-K Report.) In connection with the spin-off by Ford to its stockholders of Ford's ownership interest in Visteon Corporation ("Visteon"), as between Ford and Visteon, Visteon has agreed to assume responsibility for the defense of, and any prospective liability that may result from, these lawsuits.

     Seat Back Class Actions. (Previously discussed on page 26 of the 10-K Report and on page 18 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the "First Quarter 10-Q Report").) The New Jersey Supreme Court has refused to review the denial of Ford's motion to dismiss in that state. However, the trial courts in Maryland and New York have each granted Ford's motions to dismiss. Plaintiffs have filed appeals in both cases.

     Head Gasket Class Action. (Previously discussed on pages 26 and 27 of the 10-K Report) The Illinois case has been remanded to state court. A third purported class action has been filed in Indiana. Plaintiffs in the Indiana case allege that the 3.8 liter engine in the 1996 Windstar was identical to the engines used in vehicles covered by the Owner Notification Program ("ONP") that extended warranty coverage on 1994-1995 vehicles with the 3.8 liter engine to 5 years or 60,000 miles. The action essentially challenges Ford's failure to include 1996 Windstars in the ONP.

     Late Charges Class Action. (Previously discussed on page 27 of the 10-K Report) As previously reported, a California trial court certified a nationwide class action on behalf of persons alleging that Ford Credit lease contract late fees are excessive. The California Supreme Court recently declined to review the trial court's certification order, and trial is expected to commence in 2001.

     Wartime Labor. (Previously discussed on page 27 of the 10-K Report and on page 18 the First Quarter 10-Q Report.) On July 17, 2000, the U.S., Germany and other countries signed agreements establishing a DM10 billion Foundation to provide humanitarian assistance to victims of the WWII Nazi forced labor program and other wrongdoing. Separately, the U.S. and Germany signed an Executive Agreement pursuant to which the U.S. will seek the dismissal of any lawsuits against German companies and their affiliates for wrongs arising out of WWII and the Nazi era. It is anticipated that the Agreement will result in the dismissal of all class action litigation against Ford and Ford Germany, relating to the use of civilian forced labor at the Cologne plant during WWII.

     5.4 Liter Engine Class Action. A purported class action was filed in April 2000 in New Jersey alleging that Ford fraudulently sold F-Series trucks with defective 5.4 liter engines. Plaintiffs allege that the engines "knocked," and that customers who complained were offered remanufactured engines instead of new engines. The complaint also contains an allegation of odor emitting from the defroster or air conditioner. The complaint seeks treble damages, rescission, refund, attorney fees and other relief. Ford recently removed the case to federal court and filed a motion to dismiss.

    Throttle Body Assemblies Class Action. A purported nationwide class action has been filed in Ohio on behalf of all persons who own or lease 1999 Mercury Villagers. The complaint alleges that the vehicle has a defective throttle body assembly that causes the gas pedal to intermittently lock. The complaint alleges breach of warranty, negligence, and violation of consumer protection statutes. Plaintiffs seek an order requiring Ford to recall the vehicles. They also seek unspecified compensatory damages, treble damages, attorneys fees, and costs. Ford recently removed the case to federal court.

     Bankruptcy Discharge Class Actions. Three class actions have been filed against Ford Credit and PRIMUS Automotive Financial Services, Inc. ("PRIMUS") alleging violations of the discharge provisions of the bankruptcy laws. In Pertuso v. Ford Credit, Plaintiffs allege that Ford Credit's policies and practices for obtaining reaffirmation agreements violate Federal law and constitute an unfair collection practice. Specifically, they allege that debtors sign and return reaffirmation agreements to Ford Credit that are never filed with the court. The case was dismissed at the trial court level and is now on appeal before the United States Sixth Circuit Court of Appeals. Molloy v. PRIMUS and DuBois v. Ford Credit are nationwide class action lawsuits. Both lawsuits allege attempts to collect on discharged, non-reaffirmed debts. Such practices violate both the Bankruptcy Code and the Fair Debt Collections Practices Act. In the Molloy case, our motion to dismiss was denied and we are proceeding with discovery. The DuBois case was recently filed and we are preparing an answer.



Other Matters
-------------

     Red Carpet Lease Terminations. (Previously discussed on page 28 of the 10-K Report) As previously reported, numerous states have been investigating Ford Credit's early lease termination charges, and the alleged improper failure to itemize those charges. Ford Credit has reached a settlement with the State of California at an estimated cost of approximately $200,000. In order to preclude future private claims of this nature, Ford Credit has agreed that the State of California will file a class action complaint relating to this matter. Ford Credit will then agree to the entry of a judgment in that case that incorporates the settlement terms. With respect to the 39 other states that are investigating similar issues, the Florida Attorney General's Office continues to coordinate negotiations, and Ford Credit is optimistic that a similar favorable resolution will soon be reached.

     Rouge Powerhouse Insurance Litigation. (Previously discussed on page 18 of the First Quarter 10-Q Report.) In early June 2000, Ford filed an action in state court against Factory Mutual Insurance Company and a number of other Ford property insurance carriers for breach of contract under property insurance policies for failure to pay claims in respect of losses incurred by Ford related to the February 1, 1999 Rouge Powerhouse explosion. As reported earlier, insurers of Rouge Steel Company (including Factory Mutual) had previously filed two subrogation actions against the Company. One of these subrogation actions is still pending in state court. The other subrogation action, which Factory Mutual filed in federal court and dismissed without prejudice, has been re-filed as a counterclaim in the Company's coverage action against Factory Mutual in state court. Factory Mutual's subrogation counterclaim seeks recovery in excess of $134 million. Additionally, several insurers of a supplier to Rouge Steel Company (Cleveland Cliffs, Inc.) have filed a subrogation action against Ford seeking recovery of an undisclosed amount.

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits
                 Please refer to Exhibit Index

            (b)  Reports on Form 8-K during the quarter ended June 30, 2000:

                                                      FINANCIAL
DATE OF REPORT                ITEM                 STATEMENTS FILED
--------------           --------------            -----------------
April 19, 2000           Item 5 - Other Events     News release dated
                                                   April 17, 2000 of Ford
                                                   Motor Credit Company
                                                   and subsidiaries
                                                   for the quarter
                                                   ended March 31, 2000 and
                                                   news releases dated
                                                   April 14, 2000 and
                                                   April 17, 2000 of Ford
                                                   Motor Company and
                                                   subsidiaries
                                                   for the quarter
                                                   ended March 31, 2000 with
                                                   attachments.

June 5, 2000             Item 5 - Other Events     None

June 14, 2000            Item 5 - Other Events     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FORD MOTOR CREDIT COMPANY
                                   (Registrant)

July 31, 2000                        /s/ E. S. Acton
                                   ---------------------
                                   E. S. Acton
                                   Executive Vice President -
                                   Chief Financial Officer
                                   and Treasurer

Report of Independent Accountants

To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the accompanying condensed consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of June 30, 2000 and 1999, and the related condensed consolidated statements of income and of earnings retained for use in the business for each of the three-month and six-month periods ended June 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
July 14, 2000

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

15                            Letter from                 Filed with this
                              PricewaterhouseCoopers LLP  Report.
                              dated July 31, 2000,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule     Filed with this
                                                          Report.

                                                                    Exhibit 12-A
                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                Calculation of Ratio of Earnings to Fixed Charges
                                  (in millions)


                                        First Half                                  For the Years Ended December 31
                                  ------------------------     -------------------------------------------------------------------
                                      2000           1999          1999           1998         1997         1996           1995
                                  ------------------------     -------------------------------------------------------------------

Earnings

   Income before income taxes      $  1,209.2    $  1,055.5    $  2,103.8     $  1,812.2    $  1,806.0   $  2,240.2    $  2,327.8
   Less equity in net income of
   affiliated companies                  20.9           0.3          24.9            2.3           1.0         55.3         255.4
   Fixed charges                      4,285.6       3,480.0       7,219.3        6,936.8       6,294.4      6,257.9       6,007.3
                                      -------       -------       -------        -------       -------      -------       -------
   Earnings before fixed
    charges                        $  5,473.9    $  4,535.2    $  9,298.2     $  8,746.7    $  8,099.4   $  8,442.8    $  8,079.7
                                   ==========    ==========    ==========     ==========    ==========   ==========    ==========


Fixed Charges
   Interest expense                $  4,264.9    $  3,468.2    $  7,193.4     $  6,910.4    $  6,268.2   $  6,235.7    $  5,987.8
   Rents                                 20.7          12.6          25.9           26.4          26.2         22.2          19.5
                                      -------       -------       -------        -------       -------      -------       -------
   Total fixed charges             $  4,285.6    $  3,480.8    $  7,219.3     $  6,936.8    $  6,294.4   $  6,257.9    $  6,007.3
                                   ==========    ==========    ==========     ==========    ==========   ==========    ==========
   Ratio of earnings to fixed
     charges                              1.3           1.3           1.3            1.3           1.3          1.3           1.3
                                   ===========   ==========    ==========     ==========    ==========   ==========    ==========



For purposes of the Ford Credit ratio, earnings consist of the sum of pre-tax income from continuing operations before adjustment for minority interests in consolidated subsidiaries, plus fixed charges. Fixed charges consist of interest on borrowed funds, amortization of debt discount, premium, and issuance expense, and one-third of all rental expense (the proportion deemed representative of the interest factor).


                                                                    EXHIBIT 12-B


                       Ford Motor Company and Subsidiaries

 CALCULATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
 ----------------------------------------------------------------------------------------

                                  (in millions)


                                                      First
                                                      Half                      For the Years Ended December 31
                                                     --------------- ------------------------------------------------------------
                                                        2000         1999         1998         1997         1996        1995
                                                        ----         ----         ----         ----         ----        ----
Earnings
--------
  Income before income taxes                          $ 5,251      $ 9,854      $24,280      $10,124      $ 6,189    $ 6,335
  Equity in net (income)/loss of affiliates
   plus dividends from affiliates                          23          (12)          87          141           75        205
  Adjusted fixed charges a/                             5,353        9,381        9,161       10,896       10,785     10,520
                                                      -------      -------      -------      -------      -------    -------
    Earnings                                          $10,627      $19,223      $33,528      $21,161      $17,049    $17,060
                                                      =======      =======      =======      =======      =======    =======
Combined Fixed Charges and
 Preferred Stock Dividends
 -------------------------
  Interest expense b/                                 $ 5,188      $ 9,065      $ 8,881      $10,559      $10,450    $10,088
  Interest portion of rental expense c/                   136          258          228          297          292        365
  Preferred stock dividend requirements of
   majority owned subsidiaries and trusts d/               27           55           55           55           55        204
                                                      -------      -------      -------      -------      -------    -------
    Fixed charges                                       5,351        9,378        9,164       10,911       10,797     10,657
Ford preferred stock dividend requirements e/              11           22          121           85          100        472
                                                      -------      -------      -------      -------      -------    -------
Total combined fixed charges
   and preferred stock dividends                      $ 5,362      $ 9,400      $ 9,285      $10,996      $10,897    $11,129
                                                      =======      =======      =======      =======      =======    =======
Ratios
------
  Ratio of earnings to fixed charges                      2.0          2.0          3.7 f/       1.9          1.6        1.6
  Ratio of earnings to combined fixed
   charges and preferred stock dividends                  2.0          2.0          3.6 f/       1.9          1.6        1.5


Visteon is excluded from all amounts.

-------

a/ Fixed charges, as shown above, adjusted to exclude the amount of interest capitalized during the period and preferred stock dividend requirements of majority owned subsidiaries and trusts.
b/ Includes interest, whether expensed or capitalized, and amortization of debt expense and discount or premium relating to any indebtedness.
c/ One-third of all rental expense is deemed to be interest.
d/ Preferred stock dividend requirements of Ford Holdings, Inc. (1995) increased to an amount representing the pre-tax earnings which would be required to cover such dividend requirements based on Ford's effective income tax rates. Beginning in Fourth Quarter 1995, includes requirements related to Company-obligated mandatorily redeemable preferred securities of a subsidiary trust.
e/ Preferred stock dividend requirements of Ford increased to an amount representing the pre-tax earnings which would be required to cover such dividend requirements based on Ford's effective income tax rates.
f/ Earnings used in calculation of this ratio include the $15,955 million gain on the spin-off of The Associates. Excluding this gain, the ratio is 1.9.