Form 10-Q
period 2000-09-30
FORD MOTOR CREDIT CO
filed 2000-10-31
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of September 30, 2000.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                                  PAGE 1 OF 34
                        EXHIBIT INDEX APPEARS AT PAGE 30.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                        Consolidated Statement of Income
                and of Earnings Retained for Use in the Business
                For the Periods Ended September 30, 2000 and 1999
                                  (in millions)


                                                                  Third Quarter                         Nine Months
                                                         --------------------------------     --------------------------------
                                                             2000               1999              2000                1999
                                                         -------------      -------------     -------------     --------------
                                                                   (Unaudited)                          (Unaudited)

Financing revenue
   Operating leases                                      $    2,820.7       $    2,422.2      $    8,042.6      $   7,345.2
   Retail                                                     2,129.7            1,827.4           6,119.3          5,126.8
   Wholesale                                                    594.7              403.1           1,723.0          1,217.8
   Other                                                        133.1              105.7             400.8            299.2
                                                            ---------          ---------         ---------        ---------
      Total financing revenue                                 5,678.2            4,758.4          16,285.7         13,989.0

Depreciation on operating leases                             (1,982.5)          (1,864.8)         (5,859.0)        (5,660.2)
Interest expense                                             (2,300.4)          (1,836.9)         (6,565.3)        (5,305.1)
                                                            ---------          ---------         ---------        ---------
      Net financing margin                                    1,395.3            1,056.7           3,861.4          3,023.7

Other revenue
   Insurance premiums earned                                     49.5               75.3             169.8            178.1
   Investment and other income                                  263.0              298.3             884.0            903.6
                                                            ---------          ---------         ---------        ---------
      Total financing margin and revenue                      1,707.8            1,430.3           4,915.2          4,105.4

Expenses
   Operating expenses                                           619.7              539.0           1,799.0          1,453.9
   Provision for credit losses                                  409.7              301.4           1,097.6            907.9
   Other insurance expenses                                      44.1               73.8             175.1            172.0
                                                            ---------          ---------         ---------        ---------
      Total expenses                                          1,073.5              914.2           3,071.7          2,533.8
                                                            ---------          ---------         ---------        ---------

      Income before income taxes and minority interests         634.3              516.1           1,843.5          1,571.6
Provision for income taxes                                      235.3              193.7             683.9            587.3
                                                            ---------          ---------         ---------        ---------
      Income before minority interests                          399.0              322.4           1,159.6            984.3
Minority interests in net income of subsidiaries                 13.5                5.5              33.3             32.3
                                                            ---------          ---------         ---------        ---------
      Net income                                                385.5              316.9           1,126.3            952.0

Earnings retained for use in the business
   Beginning of period                                        7,590.9            8,446.5           6,855.5          7,911.4
   Dividends                                                     (0.2)            (350.0)             (5.6)          (450.0)
                                                            ---------          ---------         ---------        ---------
         End of period                                    $   7,976.2        $   8,413.4       $   7,976.2      $   8,413.4
                                                          ===========        ===========       ===========      ===========


The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (in millions)



                                                                 September 30,      December 31,       September 30,
                                                                     2000               1999               1999
                                                                ----------------   ----------------   ----------------
                                                                   (Unaudited)                           (Unaudited)
Assets
   Cash and cash equivalents                                     $       1,959.7   $        942.2      $         791.9
   Investments in securities                                               530.0            524.4                494.3
   Finance receivables, net                                            118,929.1        108,753.8            100,088.4
   Net investment, operating leases                                     38,442.4         32,838.2             33,891.0
   Retained interest in securitized assets                               3,188.8          3,442.8              3,698.1
   Notes and accounts receivable from affiliated companies               2,766.2          6,128.2              5,728.8
   Other assets                                                          4,078.1          4,001.1              3,184.7
                                                                      ----------       ----------           ----------
     Total assets                                                $     169,894.3   $    156,630.7      $     147,877.2


Liabilities and Stockholder's Equity
Liabilities
   Accounts payable
   Trade, customer deposits, and dealer reserves                  $      4,027.0   $      2,908.3       $      2,922.8
   Affiliated companies                                                  1,855.0          1,235.2              1,432.0
                                                                      ----------       ----------           ----------
     Total accounts payable                                              5,882.0          4,143.5              4,354.8

   Debt                                                                141,895.6        133,073.7            124,315.8
   Deferred income taxes                                                 4,338.4          3,564.0              3,584.8
   Other liabilities and deferred income                                 5,393.1          4,511.0              4,182.6
                                                                      ----------       ----------           ----------
     Total liabilities                                              $  157,509.1     $  145,292.2         $  136,438.0

   Minority interests in net assets of subsidiaries                        401.1            414.4                408.3

Stockholder's Equity
   Capital stock, par value $100 a share, 250,000 shares
   authorized, issued and outstanding                                       25.0             25.0                 25.0
   Paid-in surplus (contributions by stockholder)                        4,551.5          4,341.6              4,341.2
   Note receivable from affiliated company                                   -                -               (1,517.0)
   Accumulated other comprehensive loss                                   (568.6)          (298.0)              (231.7)
   Retained earnings                                                     7,976.2          6,855.5              8,413.4
                                                                      ----------       ----------            ----------
     Total stockholder's equity                                         11,984.1         10,924.1             11,030.9
                                                                      ----------       ----------            ----------
     Total liabilities and stockholder's equity                     $  169,894.3     $  156,630.7         $  147,877.2
                                                                     ===========      ===========          ============



The accompanying notes are an integral part of the financial statements.
                                      -3-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                For the Periods Ended September 30, 2000 and 1999
                                  (in millions)

                                                                                 Nine Months
                                                                         -----------------------------
                                                                            2000             1999
                                                                         -----------     -------------
                                                                                  (Unaudited)
Cash flows from operating activities
Net income                                                                $ 1,126.3      $      952.0
   Adjustments to reconcile net income to net
     cash provided by operating activities
   Provision for credit losses                                              1,097.6             907.9
   Depreciation and amortization                                            6,229.6           5,997.3
   Gain on sales of finance receivables                                        (0.1)            (57.1)
   Increase in deferred income taxes                                          619.3             425.1
   Decrease/(increase) in other assets                                        128.3            (272.8)
   (Decrease)/increase in other liabilities                                  (269.8)            470.8
   Other                                                                      320.7             103.6
                                                                            -------           -------
   Net cash provided by operating activities                                9,251.9           8,526.8
                                                                            =======           =======

Cash flows from investing activities
   Purchase of finance receivables (other than  wholesale)                (47,636.7)        (41,546.3)
   Collection of finance receivables (other than wholesale)                26,965.4          25,329.7
   Purchase of operating lease vehicles                                   (21,379.4)        (18,071.8)
   Liquidation of operating lease vehicles                                 12,072.4          12,833.5
   Increase in wholesale receivables                                       (1,292.8)           (194.6)
   Decrease/(increase) in notes receivable with affiliates                  3,645.0          (4,633.9)
   Proceeds from sale of receivables                                       12,499.7           9,520.2
   Purchase of investment securities                                         (412.3)           (753.1)
   Proceeds from sale/maturity of investment securities                       406.7             984.6
   Other                                                                     (258.2)           (156.0)
                                                                          ---------         ---------
   Net cash used in investing activities                                  (15,390.2)        (16,687.7)
                                                                          ==========        ==========

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                30,736.5          24,500.7
   Principal payments on long-term debt                                   (13,885.0)         (9,303.7)
   Decrease in short-term debt                                             (9,270.5)         (6,351.3)
   Cash dividends paid                                                       (150.0)           (450.0)
   Other                                                                       (4.7)            (35.9)
                                                                          ---------         ---------
   Net cash provided by financing activities                                7,426.3           8,359.8
                                                                          =========         =========

Effect of exchange rate changes on cash and cash equivalents                 (270.5)           (187.8)
                                                                          ---------         ---------

   Net change in cash and cash equivalents                                  1,017.5              11.1

Cash and cash equivalents, beginning of period                                942.2             780.8
                                                                          ---------         ---------

Cash and cash equivalents, end of period                                 $  1,959.7       $     791.9
                                                                          ==========       ==========

Supplementary cash flow information
   Interest paid                                                         $  4,207.5        $  5,075.4
   Taxes paid                                                                 105.0             142.8


The accompanying notes are an integral part of the financial statements.
                                      -4-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          Notes To Financial Statements


Note 1. Finance Receivables, Net (in millions)


                                                                                   September 30,      December 31,     September 30,
                                                                                       2000               1999              1999
                                                                                  ----------------   ---------------  --------------
                                                                                     (Unaudited)                        (Unaudited)

Retail                                                                            $      82,940.7    $      76,181.6  $    70,696.4
Wholesale                                                                                28,342.2           26,450.0       22,668.6
Other                                                                                     8,837.3            7,244.3        7,822.1
                                                                                       ----------         ----------     ----------
   Total finance receivables, net of unearned income                                    120,120.2          109,875.9      101,187.1
Less:  Allowance for credit losses                                                       (1,191.1)          (1,122.1)      (1,098.7)
                                                                                       ----------         ----------     ----------
   Finance receivables, net                                                       $     118,929.1    $     108,753.8  $   100,088.4
                                                                                       ==========         ==========     ==========


Note 2. Debt (in millions)

                                                   September 30, 2000
                                            ----------------------------------
                                                     Weighted Average
                                                                                   September 30,      December 31,     September 30,
                                            Interest Rates (A)    Maturities            2000              1999              1999
                                            --------------------  ------------    -----------------  ---------------  --------------
                                                                                     (Unaudited)                        (Unaudited)

 Payable Within One Year:
    Commercial paper  (B)                                                         $      34,622.8    $     43,077.9     $  41,006.9
    Other short-term debt (C)                                                             7,020.0           6,769.8         6,414.0
                                                                                       ----------         ---------       ---------
        Total short-term debt                                                            41,642.8          49,847.7        47,420.9

    Long-term indebtedness payable within
      one year (D)                                                                       18,177.2          19,893.4        14,228.1
                                                                                       ----------        ----------       ----------
        Total payable within one year                                                    59,820.0          69,741.1        61,649.0

Payable After One Year:
    Unsecured senior indebtedness
      Notes (E)                                           6.85%     2001-2078            80,687.4          61,271.1        60,733.8
      Debentures                                          2.16%     2001-2006             1,410.0           2,051.4         1,908.5
      Unamortized discount                                                                 (104.5)            (84.2)          (75.6)
                                                                                       ----------        ----------       ----------
         Total unsecured senior indebtedness                                             81,992.9         63,238.3         62,566.7
    Unsecured long-term subordinated notes                8.49%          2005                82.7             94.3            100.1
                                                                                       ----------        ----------       ----------
        Total payable after one year                                                     82,075.6         63,332.6         62,666.8
                                                                                        ---------       ----------       ----------
        Total debt                                                                 $    141,895.6   $    133,073.7    $   124,315.8
                                                                                     ============      ===========      ===========


A) The agreements effectively converted all long-term obligations payable after one year subject to variable interest rates to fixed rates as of September 30, 2000, December 31, 1999 and September 30, 1999.

B) Includes commercial paper of $1,031 million with an affiliated company at December 31, 1999.

C) Includes $565.3 million, $717.5 million, and $840.3 million with affiliated companies at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

D)   Includes  $1,282.5  million,   $763.6  million,  and  $312.9  million  with
     affiliated companies at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

E) Includes $1,855.8 million, $2,693.2 million, and $3,312.5 million with affiliated companies at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                    Notes To Financial Statements - Continued




Note 3. Comprehensive Income (in millions)




                                                                 Third Quarter                         Nine Months
                                                         ------------------------------      --------------------------------
                                                            2000              1999              2000                1999
                                                         ------------      ------------      ------------       -------------
                                                                  (Unaudited)                           (Unaudited)
Net income                                            $     385.5       $     316.9       $     1,126.3    $     952.0

Other comprehensive income                                 (126.2)             44.2              (270.6)        (113.6)
                                                        ---------         ---------           ---------      ---------
  Total comprehensive income                          $     259.3       $     361.1       $       855.7    $     838.4
                                                        =========         =========           =========      =========

Other comprehensive income includes foreign currency translation adjustments, net unrealized gains and losses on investments in securities and retained interests in securitized assets.
                                      -6-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                    Notes to Financial Statements - Continued

Note 4.  Segment Information (in millions)


Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International. In the Third Quarter of 2000, the Company merged the Personal Financial Services segment into these segments.


                                                Ford Credit                                                Ford Credit
                                                   North           Ford Credit        Eliminations/         Financial
                                                  America         International      Reclassifications      Statements
                                              ----------------    ---------------    -----------------    ---------------

Third Quarter
---------------------------------------------
2000

Revenue                                       $       5,456.9     $         946.8    $       (413.0)     $        5,990.7
Income
 ...Income before income taxes                           539.5               100.5              (5.7)                634.3
 ...Provision for income taxes                           203.5                35.5              (3.7)                235.3
 ...Net income                                           336.0                65.0             (15.5)                385.5
Other disclosures
 ...Depreciation on operating leases                   1,761.2               212.1               9.2               1,982.5
 ...Interest expense                                   2,235.1               404.3            (339.0)              2,300.4

1999
Revenue                                       $       4,366.6      $        880.5     $      (115.1)      $       5,132.0
Income
 ...Income before income taxes                           360.7               149.5               5.9                 516.1
 ...Provision for income taxes                            94.5                96.6               2.6                 193.7
 ...Net income                                           266.2                52.9              (2.2)                316.9
Other disclosures
 ...Depreciation on operating leases                   1,698.9               165.0                .9               1,864.8
 ...Interest expense                                   1,680.3               362.0            (205.4)              1,836.9




Nine Months
------------------------------------------

2000
Revenue                                       $      15,559.9     $       2,777.5      $     (997.9)      $      17,339.5
Income
 ...Income before income taxes                         1,514.4               333.9              (4.8)              1,843.5
  .Provision for income taxes                           566.3               115.6               2.0                 683.9
 ...Net income                                           948.1               218.3             (40.1)              1,126.3
Other disclosures
 ...Depreciation on operating leases                   5,241.4               612.7               4.9               5,859.0
 ...Interest expense                                   6,286.0             1,178.2            (898.9)              6,565.3
 ...Finance receivables (including net
     investment operating leases)                   153,449.2            27,523.0         (23,600.7)            157,371.5
 ...Total assets                                     159,516.8            31,878.9         (21,501.4)            169,894.3

1999
Revenue                                       $      13,090.7     $       2,656.2      $     (676.2)       $     15,070.7
Income
 ...Income before income taxes                         1,111.6               447.2              12.8               1,571.6
 ...Provision for income taxes                           363.5               218.5               5.3                 587.3
 ...Net income                                           748.1               228.7             (24.8)                952.0
Other disclosures
 ...Depreciation on operating leases                   5,211.9               470.0             (21.7)              5,660.2
 ...Interest expense                                   4,877.9             1,139.1            (711.9)              5,305.1
 ...Finance receivables (including net
   investment operating leases)                     127,856.1            27,129.1         (21,005.8)            133,979.4
 ...Total assets                                     135,485.9            28,541.7         (16,150.4)            147,877.2

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Unless otherwise indicated, Ford Credit's 2000 third quarter and year-to-date results and financial condition reflect the impact of consolidation of Volvo financing operations for North America, Belgium, Britain, Finland, the Netherlands, Norway, Spain, and Switzerland into Ford Credit's earnings. Additional Volvo financing operations will be consolidated into Ford Credit's financial results in 2001.

In addition, Ford Credit is restructuring its North American operations. This involves the centralizing of collections and administrative functions, historically performed in Ford Credit's 136 branches, into eight regional service centers in North America. Currently, five of the service centers are fully operational. The remaining three service centers are expected to be fully operational by April 2001.


THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

Ford Credit's consolidated net income in the third quarter of 2000 was $386 million, up $69 million or 22% from the third quarter of 1999. Compared with 1999, the increase in earnings reflects primarily improved net financing margins and a higher level of receivables, offset partially by higher credit losses and operating costs, both of which are associated with the restructuring of North American operations.

Total net finance receivables and net investment in operating leases at September 30, 2000 were $157 billion, up $23 billion or 17% from a year earlier. The increase results primarily from a higher volume of installment sales receivables, due in part to Ford Motor Company-sponsored special financing programs that are available exclusively through Ford Credit, a higher volume of wholesale receivables, and the inclusion of Volvo financing receivables.

Improved net financing margins reflect primarily lower depreciation expense resulting from fewer off-lease vehicles returned to Ford Credit.

Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.87% in third quarter 2000 compared with 0.71% in 1999. The increase is due primarily to the transition of collection activities to the regional service centers discussed above.

Higher operating costs reflect primarily the servicing of a higher level of receivables, operating expenses of recently acquired subsidiaries, and costs associated with the restructuring of North American operations.

During the first nine months of 2000, Ford Credit financed 56% of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the U.S. compared with 53% in the same period of 1999. In Europe, Ford Credit financed 31% of all new vehicles sold by Ford dealers, compared with 33% a year ago. Ford Credit's retail financing for new and used vehicles totaled about 952,000 in the United States and about 206,000 in Europe during the third quarter of 2000. Ford Credit provided wholesale financing for 81% of Ford, Lincoln, and Mercury factory sales in the United States and 96% of Ford factory sales in Europe compared with 84% for the United States and 97% for Europe in the third quarter of 1999.

FIRST NINE MONTHS OF 2000 COMPARED WITH 1999

For the first nine months of 2000, Ford Credit's consolidated net income was $1,126 million, up $174 million or 18% from the same period in 1999. Compared with 1999, the increase in earnings reflects primarily improved net financing margins and a higher level of receivables, offset partially by higher operating costs, including employee separation programs and higher credit losses, both of which are associated with the restructuring of North American operations.

During the first nine months of 2000, Ford Credit provided retail financing for 52% of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the U.S. compared with 47% in 1999. In Europe, Ford Credit financed 32% of all new vehicles sold by Ford dealers in the first nine months of 2000, unchanged from a year ago. In the first nine months of 2000, Ford Credit provided retail financing for about 2,779,000 and about 618,000 new and used vehicles in the U.S. and Europe, respectively. Ford Credit also provided wholesale financing for 83% of Ford, Lincoln, and Mercury U.S. factory sales and 96% of Ford Europe factory sales compared with 83% for the U.S. and 96% for Europe in the first nine months of 1999.
                                      -8-

                   Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at September 30, 2000 and at the end of each of the last four years was as follows (in millions):

                                      September 30,                                     December 31
                                                          -------------------------------------------------------------------------
                                          2000                1999               1998               1997                1996
                                     ----------------     --------------     --------------     --------------      --------------
Commercial paper & STBAs(A)        $   35,681          $   43,078           $   48,636        $   42,311          $   38,774
Other short-term debt (B)               5,961               6,770                4,997             3,897               4,243
Long term debt
  (including current portion) (C)     100,254              83,226               61,334            54,517              55,007
                                 ------------       -------------       --------------     -------------        ------------
   Total debt                      $  141,896          $  133,074           $  114,967        $  100,725          $   98,024
                                =============       =============       ==============     =============       =============

United States                      $  113,179          $  104,186           $   85,394        $   78,443          $   76,635
Europe                                 13,335              14,510               16,653            12,491              14,028
Other international                    15,382              14,378               12,920             9,791               7,361
                                -------------      --------------       --------------      ------------        ------------
   Total debt                      $  141,896         $   133,074           $  114,967        $  100,725          $   98,024
                               ==============      ==============       ==============     =============       =============



     - - - - -
A)   Short-term  borrowing agreements with bank trust departments

B) Includes $565 million, $718 million, $989 million, $831 million, and $2,478 million with affiliated companies at September 30, 2000 December 31, 1999, December 31, 1998, December 31, 1997, and December 31, 1996, respectively.

C) Includes $3,138 million, $3,457 million, $2,878 million, $3,547 million, and $4,237 million with affiliated companies at September 30, 2000, December 31, 1999, December 31, 1998, December 31, 1997, and December 31, 1996, respectively.


Support facilities represent additional sources of funds, if required. At September 30, 2000, Ford Credit had approximately $19.2 billion of contractually committed facilities. In addition, approximately $7.5 billion of Ford lines of credit may be used by Ford Credit at Ford's option. These credit lines have various maturity dates through June 30, 2005 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.5 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at September 30, 2000, there were approximately $4.5 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") use. In addition, $598 million of Ford credit lines may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2005 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.
                                      -9-

New Accounting Standards

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued by the Financial Accounting Standards Board in June 1998. This Statement
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. We will adopt SFAS 133 (as amended by SFAS 138) beginning January 1, 2001. We are in the process of completing our review to determine the impact of the new standard on income and equity. There are certain issues that still need to be resolved by the Derivative Implementation Group that may impact us. Also, since the impact is dependent on future market rates and future derivative actions prior to year-end, it is not fully determinable at this time.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". We have examined our revenue recognition practices in light of interpretive guidence and do not expect a material impact when SAB 101 is adopted in the fourth quarter of 2000.

     Statement of Financial Accounting Standards No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued by the Financial Accounting Standards Board in September 2000, as a replacement to SFAS No. 125. SFAS 140 revises the standards for accounting for transfers of financial assets and collateral and requires certain disclosures. Ford Credit will adopt SFAS 140 as of April 1, 2001 for all transfers and servicing of financial assets and extinguishments of liabilities. Additionally, as of December 31, 2000
Ford Credit will adopt certain provisions of SFAS 140 that are effective at that time. The adoption of this Standard is not expected to materially impact Ford Credit's financial statements.


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            For a discussion of purported class actions and other proceedings affecting Ford Credit, see Item 5, "Other Information - Information Concerning Ford - Class Actions - Ford Credit Debt Collection Class Actions."

Item 2.     Changes in Securities

            Not required

Item 3.     Defaults Under Senior Securities

            Not required

Item 4.     Submission of Matters to a Vote of Security Holders

            Not required.

Item 5.     Other Information

                          INFORMATION CONCERNING FORD

                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                For the Periods Ended September 30, 2000 and 1999
                                  (in millions)

                                                                     Third Quarter                   Nine Months
                                                               --------------------------     ---------------------------
                                                                 2000            1999            2000            1999
                                                               ----------     -----------     ------------     ----------
                                                                      (unaudited)                    (unaudited)
AUTOMOTIVE
Sales                                                          $32,582        $30,645         $106,123         $97,788

Costs and expenses (Note 5)
Cost of sales                                                   29,679         27,879           94,772          86,412
Selling, administrative and other expenses                       2,338          2,029            7,061           6,102
                                                               -------        -------         --------         -------
  Total costs and expenses                                      32,017         29,908          101,833          92,514

Operating income                                                   565            737            4,290           5,274

Interest income                                                    382            354            1,139           1,039
Interest expense                                                   367            371            1,012             993
                                                               -------        -------          -------         -------
  Net interest income (expense)                                     15            (17)             127              46
Equity in net income (loss) of affiliated companies                (61)            11              (64)             33
Net revenue (expense) from transactions with
 Financial Services                                                  9            (17)              19             (62)
                                                               -------        -------          -------         -------

Income before income taxes - Automotive                            528            714            4,372           5,291

FINANCIAL SERVICES
Revenues                                                         7,482          6,635           21,354          18,948

Costs and expenses
Interest expense                                                 2,451          1,988            6,975           5,701
Depreciation                                                     2,427          2,333            7,033           6,881
Operating and other expenses                                     1,257          1,206            3,717           3,304
Provision for credit and insurance losses                          482            383            1,347           1,146
                                                               -------        -------          -------         -------
  Total costs and expenses                                       6,617          5,910           19,072          17,032
Net revenue (expense) from transactions with
  Automotive                                                        (9)            17              (19)             62
                                                               -------        -------          -------         -------

Income before income taxes - Financial Services                    856            742            2,263           1,978
                                                               -------        -------          -------         -------

TOTAL COMPANY
Income before income taxes                                       1,384          1,456            6,635           7,269
Provision for income taxes                                         449            473            2,199           2,400
                                                               -------        -------         --------         -------
Income before minority interests                                   935            983            4,436           4,869
Minority interests in net income of subsidiaries                    47             24              103              78
                                                               -------        -------         --------         -------
Income from continuing operations                                  888            959            4,333           4,791
Income from discontinued operation (Note 2)                          -            155              309             640
Loss on spin-off of discontinued operation (Note 2)                  -              -           (2,252)              -
                                                               -------        -------         --------         -------
Net income (loss)                                              $   888        $ 1,114         $  2,390         $ 5,431
                                                               =======        =======         ========         =======
Income attributable to Common and Class B Stock
  after preferred stock dividends                              $   884        $ 1,110         $  2,379         $ 5,420

Average number of shares of Common and Class B
 Stock outstanding                                               1,649          1,209            1,354           1,210

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Basic Income (Note 9)
    Income from continuing operations                          $  0.54        $  0.79         $   3.21         $  3.96
    Net income                                                 $  0.54        $  0.92         $   1.77         $  4.49
Diluted Income (Note 9)
    Income from continuing operations                          $  0.53        $  0.78         $   3.14         $  3.87
    Net income                                                 $  0.53        $  0.90         $   1.73         $  4.39

Cash dividends                                                 $  0.50        $  0.46         $   1.50         $  1.38

                      Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

2.   Discontinued  Operation  - On June 28,  2000,  Ford  distributed
     130 million shares of Visteon, which represented its 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Ford's financial statements for and at the end of 1999 and the first and second quarters of 2000 have been restated to reflect Visteon as a "discontinued operation".

4. Value Enhancement Plan - On August 7, 2000, Ford announced the final results of Ford's recapitalization, known as Ford's Value Enhancement Plan ("VEP"). Under the VEP, Ford shareholders exchanged each of their old Ford common or Class B shares for one new Ford common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford common shares, or a combination of $5.17 in cash and
     0.555  additional new Ford common shares.

     In accordance with generally accepted accounting principles, prior period shares and earnings per share amounts were not adjusted. Third quarter 2000 average diluted shares of 1.678 billion were calculated based on an average of 1.222 billion shares for the period prior to the VEP and an average of
     1.929 billion shares for the period subsequent to the VEP.

5. Selected Automotive Costs and Expenses are summarized as follows (in millions):

                                                Third Quarter                  Nine Months
                                            ----------------------       ------------------------
                                              2000         1999            2000          1999
                                            ---------    ---------       ----------    ----------
        Depreciation                         $734         $715            $2,146        $1,999
        Tooling Amortization                  574          641             1,776         1,773
        Pension benefits                       75          111                89           317

     Acquisition of Land Rover - Under U.S. accounting rules, Ford was required to write-up inventory acquired to fair value, resulting in a one-time increase to third quarter 2000 cost of sales of $162 million ($106 million after tax).

     European Charges - Following an extensive business review of the Ford brand operations in Europe, Ford recorded a pre-tax charge in Automotive cost of sales of $1,568 million in the second quarter of 2000. This charge included $1.1 billion for asset impairments and $468 million for restructuring costs. The effect on after-tax earnings was $1,019 million. As of September 30, 2000, Ford has spent or utilized approximately $150 million related to the restructuring charge; the remaining $318 million is expected to be incurred in the time period specified in the original plan.

     Acquisition of AB Volvo's worldwide passenger car business ("Volvo Car") - Under U.S. accounting rules, Ford was required to write-up inventory acquired to fair value, resulting in a one-time increase to second quarter 1999 cost of sales of $224 million ($146 million after tax).

     Dissolution of AutoEuropa Joint Venture - Effective January 1, 1999, Ford's joint venture for the production of mini-vans with Volkswagon AG in Portugal (AutoEuropa) was dissolved, resulting in a $255 million pre-tax gain ($165 million after-tax) in the first quarter of 1999.

9. Income Per Share of Common and Class B Stock - Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for shares issuable under employee savings and compensation plans. The third quarter shares outstanding reflect the issuance of new shares as a result of the VEP (Note 4).

     The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock, such as stock options.

     Income per share of Common and Class B Stock was as follows (in millions, except per share amounts):


                                                                    Third Quarter 2000     Third Quarter 1999
                                                                   ---------------------  ----------------------
                                                                    Income      Shares     Income      Shares
                                                                   ----------  ---------  ----------  ----------
Income from continuing operations                                    $  888      1,649      $  959      1,209
Preferred stock dividend requirements                                    (4)         -          (4)         -
Issuable and uncommitted ESOP shares                                      -         (6)          -         (3)
                                                                     ------      -----      ------      ----
Basic income and shares from continuing operations                   $  884      1,643      $  955      1,206

Basic income per share from continuing operations                    $ 0.54                 $ 0.79
Basic income per share from discontinued operation                        -                   0.13
                                                                     ------                 ------
Basic income per share                                               $ 0.54                 $ 0.92

Basic income and shares from continuing operations                   $  884      1,643      $  955      1,206
Net dilutive effect of options                                            -         35           -         25
                                                                     ------      -----      ------      -----
Diluted income and shares from continuing operations                 $  884      1,678      $  955      1,231

Diluted income per share from continuing operations                  $ 0.53                 $ 0.78
Diluted income per share from discontinued operation                      -                   0.12
                                                                     ------                 ------
Diluted income per share                                             $ 0.53                 $ 0.90


                                                                     Nine Months 2000       Nine Months 1999
                                                                   ---------------------  ----------------------
                                                                    Income      Shares     Income      Shares
                                                                   ----------  ---------  ----------  ----------
Income from continuing operations                                    $4,333      1,354      $4,791      1,210
Preferred stock dividend requirements                                   (11)         -         (11)         -
Issuable and uncommitted ESOP shares                                      -         (7)          -         (4)
                                                                     ------      -----      ------      -----
Basic income and shares from continuing operations                   $4,322      1,347      $4,780      1,206

Basic income per share from continuing operations                    $ 3.21                 $ 3.96
Basic income per share from discontinued operation                     0.23                   0.53
Basic loss per share on spin-off of discontinued operation            (1.67)                     -
                                                                     ------                 ------
Basic income per share                                               $ 1.77                 $ 4.49

Basic income and shares from continuing operations                   $4,322      1,347      $4,780      1,206
Net dilutive effect of options                                            -         28           -         29
                                                                     ------      -----      ------      -----
Diluted income and shares from continuing operations                 $4,322      1,375      $4,780      1,235

Diluted income per share from continuing operations                  $ 3.14                 $ 3.87
Diluted income per share from discontinued operation                   0.23                   0.52
Diluted loss per share on spin-off of discontinued operation          (1.64)                     -
                                                                     ------                 ------
Diluted income per share                                             $ 1.73                 $ 4.39

                                      -13-

Management's Discussion and Analysis of Financial Condition and Results of Operations-Ford
------------------

     In addition to specific explanations discussed below, comparisons between Ford's 2000 and 1999 third quarter and nine months results are influenced by the following important events:

     o    On  August  7,  2000,   Ford   announced   the  final   results  of
          their recapitalization, known as Ford's Value Enhancement Plan ("VEP"), which became effective on August 2, 2000. Under the VEP, Ford shareholders exchanged each of their old Ford common or Class B shares for one new Ford common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford common shares, or a combination of $5.17 in cash and 0.555 additional new Ford common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford common and Class B shares issued and becoming outstanding was 1.893 billion. See note 4 of the Notes to Financial Statements for a description of the effect of the VEP on earnings per share.

     o On June 30, 2000, Ford purchased the Land Rover business from the BMW Group. Land Rover's results and financial condition are included in Ford's financial statements on a consolidated basis beginning in the third quarter of 2000.

     o On June 28, 2000, Ford distributed 130 million shares of Visteon Corporation, which represented Ford's 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Visteon has been reflected as a discontinued operation through June 30, 2000. Ford's third quarter
          2000 results and  financial condition   exclude   completely
          Visteon's   results  and  financial condition.

     o On March 31, 1999, Ford purchased AB Volvo's worldwide passenger car business ("Volvo Car"). Volvo Car's results and financial condition have been included in Ford's financial statements on a consolidated basis since the second quarter of 1999.

THIRD QUARTER RESULTS OF OPERATIONS

     Ford's worldwide net income was $888 million in the third quarter of 2000, or $0.53 per diluted share of Common and Class B Stock. In the third quarter of 1999, earnings from continuing operations were $959 million, or $0.78 per diluted share. Worldwide sales and revenues were $40.1 billion in the third quarter of 2000, up $2.8 billion from a year ago, reflecting primarily higher unit volume and the addition of Land Rover. Unit sales of cars and trucks were 1,654,000, up 55,000 units, reflecting primarily the addition of Land Rover unit sales.

     Results by business sector for the third quarter of 2000 and 1999 are shown below (in millions).

                                                                 Third Quarter
                                                                   Net Income
                                                    --------------------------------------
                                                                                   2000
                                                                                   O/(U)
                                                        2000          1999         1999
                                                    ------------  -----------  -----------
          Automotive sector                             $  391        $  535       $(144)
          Financial Services sector                        497           424          73
                                                        ------        ------       -----
          Income from continuing operations                888           959         (71)

          Income from discontinued operation                 -           155        (155)
                                                        ------        ------       -----

          Total Ford net income                         $  888        $1,114       $(226)
                                                        ======        ======       =====

Automotive Sector
-----------------

     Worldwide earnings for Ford's Automotive sector were $391 million in the third quarter of 2000, on sales of $32.6 billion. These earnings include a one-time profit reduction of $106 million related to the acquisition of Land Rover, reflecting the write-up of inventory to fair value. Excluding this profit reduction, third quarter 2000 earnings would have been $497 million. Earnings in the third quarter of 1999 were $535 million, on sales of $30.6 billion. These earnings include one-time profit reductions of $79 million and $125 million related to salaried separations and post-retirement benefits, respectively. Excluding these unusual items, third quarter 1999 earnings would have been $739 million.

     Details of third quarter Automotive sector earnings from continuing operations are shown below (in millions).

                                                                          Third Quarter
                                                                        Net Income/(Loss)
                                                                -----------------------------------
                                                                                           2000
                                                                                           O/(U)
                                                                   2000        1999        1999
                                                                -----------  ----------  ----------
               North American Automotive                          $  769        $ 867      $ (98)

               Automotive outside North America
               - Europe                                             (297)        (156)      (141)
               - South America                                       (64)         (86)        22
               - Rest of World                                       (17)          35        (52)
                                                                  ------        -----     ------
                Total Automotive outside
                 North America                                      (378)        (207)      (171)

               Post-retirement benefit adjustment                      -         (125)       125
                                                                  ------        -----      -----

                  Total Automotive sector                         $  391        $ 535      $(144)
                                                                  ======        =====      ======

     Automotive sector earnings in North America were $769 million in the third quarter of 2000, on sales of $23.4 billion. In the third quarter of 1999, earnings were $867 million, on sales of $22.4 billion. The after-tax return on sales for Ford's North American Automotive sector was 3.3% in the third quarter of 2000, down 6/10 of a percentage point from a year ago. The decrease in earnings and returns is more than explained by the impact of the Firestone tire recall, discussed in Part II "Other Information", Item 1 "Legal Proceedings - Ford - Other Matters". The profit impact amounted to approximately $300 million ($500 million pre-tax), about one-half of which includes lost profits from a three-week production shut-down at selected plants and the other half includes primarily costs incurred in facilitating and accelerating Firestone's recall effort. Although Ford expects to make up in the fourth quarter the production lost in the third quarter, costs relating to Firestone's recall may continue in the fourth quarter and beyond.

     In the third quarter of 2000, approximately 4.6 million new cars and trucks were sold in the United States, up 67,000 units from a year ago. Ford's share of those unit sales was 22.8%, down 3/10 of a percentage point from a year ago.

     Ford's Automotive sector loss in Europe was $297 million in the third quarter of 2000, compared with a loss of $156 million a year ago. The deterioration reflects primarily the European share of the Land Rover one-time profit reduction ($76 million), lower pricing and increased warranty coverage in the United Kingdom, loss of production from fuel cost-related labor disruptions, and launch costs for the new Mondeo model.

     In the third quarter of 2000, approximately 4.1 million new cars and trucks were sold in Ford's nineteen primary European markets, down 349,000 units from a year ago. Ford's share of those unit sales were 10.7%, unchanged from a year ago.

     Ford's Automotive sector loss in South America was $64 million in the third quarter of 2000, compared with a loss of $86 million a year ago. The improvement reflected primarily improved revenue and cost reductions.

     In the third quarter of 2000, approximately 386,000 new cars and trucks were sold in Brazil, compared with 359,000 a year ago. Ford's share of those unit sales were 9.2%, up 5/10 of a percentage point from a year ago, in part reflecting new products.

     Automotive sector results outside North America, Europe, and South America ("Rest of World") were a loss of $17 million in the third quarter of 2000, compared with earnings of $35 million in the third quarter of 1999. The decline reflected primarily the effects of unfavorable exchange rates at Mazda.

Financial Services Sector
-------------------------

     Earnings of Ford's Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of third quarter Financial Services sector earnings are shown below (in millions).

                                                                            Third Quarter
                                                                          Net Income/(Loss)
                                                                --------------------------------------
                                                                                              2000
                                                                                             O/(U)
                                                                   2000         1999          1999
                                                                -----------   ----------   -----------
               Ford Credit                                         $386          $317         $69
               Hertz                                                143           139           4
               Minority interests, eliminations,
                and other                                           (32)          (32)          -
                                                                   ----          ----         ---

                  Total Financial Services sector                  $497          $424         $73
                                                                   ====          ====         ===

               Memo: Ford's share of earnings in Hertz             $116          $113         $ 3

     For a discussion of Ford Credit's results of operations in the third quarter of 2000, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Third Quarter 2000 Compared with Third Quarter 1999."

     Earnings at Hertz in the third quarter of 2000 were $143 million (of which $116 million was Ford's share), compared with earnings of $139 million (of which $113 million was Ford's share) a year ago. The increase in earnings reflected primarily strong volume-related performance, offset partially by downward pricing pressure and higher interest costs.

FIRST NINE MONTHS RESULTS OF OPERATIONS - FORD

     Ford's worldwide earnings from continuing operations in the first nine months of 2000 were $4,333 million. Earnings from continuing operations in the first nine months of 1999 were $4,791 million. Worldwide sales and revenues in the first nine months of 2000 were $127.5 billion, up $10.7 billion from a year ago. Unit sales of cars and trucks were 5,563,000, up 261,000 units.

     Results of Ford's operations by business sector for the first nine months of 2000 and 1999 are shown below (in millions).

                                                                         Nine Months
                                                                      Net Income/(Loss)
                                                              -----------------------------------
                                                                                         2000
                                                                                        O/(U)
                                                                 2000        1999        1999
                                                              ----------- ----------- -----------
               Automotive sector                               $ 2,995      $3,632     $  (637)
               Financial Services sector                         1,338       1,159         179
                                                               -------      ------     -------
               Income from continuing operations                 4,333       4,791        (458)

               Income from discontinued operation                  309         640        (331)
               Loss on spin-off of discontinued operation       (2,252)          -      (2,252)
                                                               -------      ------     -------

               Total Company net income                        $ 2,390      $5,431     $(3,041)
                                                               =======      ======     =======

Automotive Sector
-----------------

     Automotive sector earnings from continuing operations in the first nine months of 2000 and 1999 are shown below (in millions).

                                                                           Nine Months
                                                                        Net Income/(Loss)
                                                               ------------------------------------
                                                                                          2000
                                                                                          O/(U)
                                                                  2000        1999        1999
                                                               ----------- ----------- ------------
               North American Automotive                        $ 4,279      $3,944     $   335

               Automotive outside North America
               - Europe                                          (1,163)         80      (1,243)
               - South America                                     (209)       (344)        135
               - Rest of World                                       88          77          11
                                                                -------      ------      ------
                Total Automotive outside
                 North America                                   (1,284)       (187)     (1,097)

               Post-retirement benefit adjustment                     -        (125)        125
                                                                -------      ------     -------

                  Total Automotive sector                       $ 2,995      $3,632     $  (637)
                                                                =======      ======     =======

     Worldwide earnings for Ford's Automotive sector were $2,995 million in the first nine months of 2000, on sales of $106.1 billion. Earnings in the first nine months of 1999 were $3,632 million, on sales of $97.8 billion. Unusual items included in Automotive net income during these periods are shown below (in millions):

                                                                                    Nine Months
                                                                                   Gain/(Charge)
                                                                              -------------------------
                                                                                2000          1999
                                                                              ----------   ------------
          - Asset impairment and restructuring costs for
            Ford brand operations in Europe (second quarter)                   $(1,019)
          - Inventory-related profit reduction for Land Rover
            acquisition (third quarter)                                           (106)
          - Gain on sale of interest in AutoEuropa (first quarter)                            $ 165
          - Inventory-related profit reduction for Volvo acquisition
            (second quarter)                                                                   (146)
          - Employee separation costs in North America (third quarter)                          (79)
          - Post-retirement benefit adjustment (third quarter)                                 (125)
                                                                               -------        -----

             Total unusual items                                               $(1,125)       $(185)
                                                                               =======        =====

     Excluding these unusual items, Automotive net income from continuing operations in the first nine months of 2000 would have been $4,120 million, compared with $3,817 million in the same period a year ago. This improvement reflected higher net revenue and increased volume.

     In the first nine months of 2000, Ford's total Automotive costs were down $200 million compared with a year ago, adjusted for constant volume and mix. Ford had set a target to reduce total Automotive costs by $1 billion in 2000 (at constant volume and mix); however, Ford now expects cost reductions in 2000 to be in the range of $700 million to $800 million. Ford will not be able to overcome higher warranty costs associated with Ford's 3.8-liter engine in the first quarter and the costs associated with the Firestone tire recall in the third quarter to achieve the original target.

     Automotive sector earnings in North America were $4,279 million in the first nine months of 2000, up $335 million from the first nine months of 1999. The increase reflects primarily higher revenue resulting from improved mix. The North American Automotive after-tax return on sales was 5.5% in the first nine months of 2000, unchanged from a year ago.

     In the first nine months of 2000, approximately 13.9 million new cars and trucks were sold in the United States, up 700,000 units from a year ago. Ford's share of those unit sales were 24%, unchanged from a year ago.

     Ford's Automotive sector loss in Europe in the first nine months of 2000 was $1,163 million, compared with earnings of $80 million in the first nine months a year ago. The decline primarily reflected the second quarter 2000 charge of $1,019 million related to asset impairment and restructuring costs for Ford brand operations.

     In the first nine months of 2000, approximately 14 million new cars and trucks were sold in Ford's nineteen primary European markets, down 179,000 units from a year ago. Ford's share of those unit sales were 10.1%, down 2/10 of a percentage point from a year ago, reflecting a decrease in demand for Ford-branded vehicles.

     Ford's Automotive sector loss in South America was $209 million in the first nine months of 2000, compared with a loss of $344 million in the first nine months a year ago. The improvement reflected primarily improved revenue and cost reductions. In the first nine months of 2000, approximately 1,046,000 new cars and trucks were sold in Brazil, compared with 964,000 a year ago. Ford's share of those unit sales were 9.3%, down 1/10 of a percentage point.

Financial Services Sector
-------------------------

     Higher earnings at Ford Credit and Hertz in the first nine months of 2000, compared with the first nine months of 1999, reflected primarily the same factors as those described in the discussion of third quarter results of operations. Details of Financial Services sector earnings in the first nine months of 2000 and 1999 are shown below (in millions).

                                                                             Nine Months
                                                                          Net Income/(Loss)
                                                                  -----------------------------------
                                                                                             2000
                                                                                            O/(U)
                                                                    2000        1999         1999
                                                                  ----------  ----------  -----------
               Ford Credit                                         $1,126       $  952      $  174
               Hertz                                                  303          276          27
               Minority interests, eliminations,
                and other                                             (91)         (69)        (22)
                                                                   ------       ------      ------

                  Total Financial Services sector                  $1,338       $1,159      $  179
                                                                   ======       ======      ======

               Memo: Ford's share of earnings in Hertz             $  246       $  224      $   22


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At September 30, 2000, Ford's Automotive sector had $18.6 billion of cash and marketable securities, down $3.1 billion from December 31, 1999, more than explained by the Value Enhancement Plan and the acquisition of Land Rover.

     Automotive capital expenditures totaled $4.9 billion in the first nine months of 2000, up $400 million from the first nine months of 1999.

     At September 30, 2000, Ford's Automotive sector had total debt of $12.0 billion, compared with $11.7 billion at December 31, 1999. Automotive debt at September 30, 2000 was 40% of total capital (the sum of Ford's stockholders' equity and Automotive debt), up 10 percentage points from December 31, 1999. The increase reflected primarily a decrease in stockholders' equity of $9.3 billion, reflecting the VEP, the Visteon spin-off, and a reduction in other comprehensive income reflecting foreign currency translation adjustments related primarily to the strengthening of the U.S. dollar relative to European currencies.

Financial Services Sector
-------------------------

     At September 30, 2000, Ford's Financial Services sector had cash and cash equivalents totaling $2.3 billion, up $722 million from December 31, 1999. Finance receivables and net investments in operating leases were $168.4 billion at September 30, 2000, up from $155.8 billion at December 31, 1999.

     Total debt was $149.8 billion at September 30, 2000, up $9.9 billion from December 31, 1999.

     Outstanding commercial paper at September 30, 2000 totaled $35 billion at Ford Credit and $2.1 billion at Hertz, with an average remaining maturity of 25 days and 16 days, respectively.

HERTZ PURCHASE

     On September 21, 2000, Ford announced that it proposes to acquire, through a merger transaction, the 18.5% of outstanding stock of Hertz that Ford does not already own. The proposal is subject to approval of the Hertz board of directors, the board's favorable recommendation to Hertz shareholders and the negotiation, execution and performance of a definitive merger agreement. In the proposed merger, public shareholders of Hertz would receive $30 for each of the approximately 20 million shares of Hertz Class A Common stock they own.

NEW ACCOUNTING STANDARDS-FORD

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Ford will adopt SFAS 133 (as amended by SFAS 138) beginning January 1, 2001. Ford is in the process of completing it's review to determine the impact of the new standard on income and equity. There are certain issues that still need to be resolved by the Derivative Implementation Group that may impact Ford. Also, since the impact is dependent on future market rates and future derivative actions prior to year-end, it is not fully determinable at this time.

Management's Discussion and Analysis of Financial Condition and Results of Operations-Ford(Continued)
------------------

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". PriceWaterhouseCoopers has examined Ford's revenue recognition practices in light of interpretive guidance and do not expect a material impact when SAB 101 is adopted in the fourth quarter of 2000.

Legal Proceedings - Ford
--------------------------

Environmental Matters
---------------------

     Rawsonville Plant. (Previously discussed on page 23 of the 10-K Report.) In connection with the spin-off by Ford to its stockholders of Ford's ownership interest in Visteon Corporation ("Visteon"), as between Ford and Visteon, Visteon has agreed to assume responsibility for the defense of, and any prospective liability that may result from, this enforcement matter.

     On Board Diagnostics Investigation. (Previously discussed on page 23 of the 10-K Report.) Ford is in the process of concluding an agreement with the California Air Resources Board ("CARB") to conduct a voluntary recall of California vehicles. No civil penalties will be imposed. The recall also will include states that have adopted California standards. The issue remains pending with the United States Environmental Protection Agency ("EPA").


Class Actions
-------------

     Hertz Minority Shareholder Fiduciary Duty Class Actions. Thirteen class actions have been filed in Delaware state court on behalf of minority shareholders of The Hertz Corporation ("Hertz") against Ford, Hertz, and the directors of Hertz, alleging that the defendants breached their fiduciary duties to the minority shareholders of Hertz by Ford proposing, on September 20, 2000, a merger transaction under which the minority shareholders would receive $30 per share for the shares of Hertz stock they own. The plaintiffs allege that the consideration offered is unfair and inadequate, was not negotiated at arms length and was designed to benefit Ford by "capping" the value of the stock, and would deny them the full value of their stock. They seek to enjoin or rescind the transaction, recover damages and profits, and an award of attorneys' fees. Ford expects all of these actions to be consolidated into a single court proceeding.

     Ford Credit Debt Collection Class Actions. Three class actions have been filed against Ford Credit and Primus alleging unfair debt collection practices. In Pertuso, plaintiffs allege that Ford Credit's policies and practices for obtaining reaffirmation agreements violate Federal law and constitute an unfair collection practice. This case has been dismissed at the trial court level and is now on appeal. All appellate briefing and oral argument is complete and Ford Credit awaits a decision on the appeal from the Sixth Circuit. Molloy and Dubois are two nationwide class action lawsuits brought by the same group of plaintiff attorneys. Both cases allege that Ford Credit attempts to collect on discharged, non-reaffirmed debts in violation of the Bankruptcy Code and the Fair Debt Collection Practices Act. In Molloy, Primus' motion to dismiss was denied and they are proceeding with discovery. The Dubois case was recently filed and Ford Credit has filed a motion to dismiss.

     TFI Module Class Action. (Previously discussed on page 24 of the 10-K Report.) On October 11, the California court in the Howard case found that Ford violated California law by concealing a safety defect. The court ruled that California consumers who paid to replace distributor mounted TFI modules were entitled to restitution, that Ford would be required to recall the vehicles in the class, and that plaintiffs were entitled to attorneys' fees and expenses. The amount and method of restitution and the nature and scope of the recall will be determined in further hearings to be scheduled before a special master.

     Ignition Switch Class Action. (Previously discussed on page 24 of the 10-K Report and on page 20 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "Second Quarter 10-Q Report").) The renewed motion for class certification in Snodgrass has been denied. Ford currently has no class actions pending on this issue.

Legal Proceedings - Ford
-------------------------
(continued)

     Retail Lessee Insurance Coverage Class Action. (Previously discussed on page 25 of the 10-K Report). A hearing on Ford's motion for summary judgment, and on Plaintiffs' motion for class certification, has been scheduled for October 27, 2000.

     Head Gasket Class Action. (Previously discussed on page 26 of the 10-K Report and on page 20 of the Second Quarter 10-Q Report.) Plaintiffs in the Illinois suit have acknowledged that the extended Owner Notification Program ("ONP") provides the relief sought in their complaint, and they now seek only attorney fees (alleging that they were responsible for the decision to extend the ONP). On October 13, 2000, Ford's motion to dismiss the Ohio case was granted.

     3.8 Liter Engine Transmission Class Actions. (Previously discussed on page 26 of the 10-K Report and on page 19 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the "First Quarter 10-Q Report.") Ford's motion to dismiss the Pennsylvania case was granted, and plaintiffs have indicated that they will appeal. The remaining cases address only the 1995 Windstar.


Other Matters
-------------

     Rouge Powerhouse Insurance Litigation. (Previously discussed on page 19 of the First Quarter 10-Q Report and on page 21 of the Second Quarter 10-Q Report.) In early June 2000, Ford filed an action in state court against Factory Mutual Insurance Company and a number of other Ford property insurance carriers for breach of contract under property insurance policies for failure to pay claims in respect of losses incurred by Ford related to the February 1, 1999 Rouge Powerhouse explosion. As reported earlier, insurers of Rouge Steel Company (including Factory Mutual) had previously filed two subrogation actions against Ford. Both of these actions have now been ordered to arbitration. Additionally, carriers of suppliers to Rouge Steel have filed three other subrogation actions with claims totaling approximately $20 million.

     Firestone Tire Recall and Litigation. On August 9, 2000, Bridgestone/Firestone, Inc. ("Firestone") announced a recall of all Firestone ATX and ATX II tires (P235/75R15) produced in North America since 1991 and Wilderness AT tires of that same size manufactured at Firestone's Decatur, Illinois plant. Firestone estimated that about 6.5 million of the affected tires were still in service on the date the recall was announced. The recall was announced following an analysis by Ford and Firestone that identified a statistically significant incidence of tread separation occurring in the affected tires. Most of the affected tires were installed as original equipment on Ford Explorer sport utility vehicles. Ford estimates that sufficient tires will be available to provide for the completion of the recall by the end of November.

     Neither Ford nor Firestone has determined the root cause of the tread separation incidents. The National Highway Traffic Safety Administration ("NHTSA") is investigating this matter both to make an independent root cause assessment and to determine whether Firestone's recall should be expanded to include other Firestone tires. NHTSA has issued a "Consumer's Advisory" on an additional 1.4 million Firestone tires, which Firestone has agreed to replace as part of a customer satisfaction program.

     Four Congressional hearings were held in September before various subcommittees of the U.S. House and Senate. Ford provided the Congressional staffs with voluminous documentation and testified at the hearings, along with representatives of Firestone, NHTSA and consumer groups. Following the hearings, Congress passed legislation (discussed below under "Government Standards") that will significantly expand NHTSA's information-gathering, regulatory oversight and enforcement authority, including criminal provisions.

Legal Proceedings - Ford
--------------------------
(continued)

     In the U.S., the recall and tread separation related accidents have led to a significant number of personal injury, class action and other lawsuits against Ford and Firestone. Most of the lawsuits were filed after the recall announcement. Most of the class actions have been filed on behalf of persons who have never been in an accident. The class actions seek to expand the scope of the recall to include other tires and to award to consumers the cost of replacing those tires or the alleged diminution in the value of the vehicle caused by the allegedly defective tires. Several of the individual personal injury lawsuits and class actions also seek punitive damages.

     Some of the class actions were filed against Ford in federal court, but most were filed in state courts. Ford removed every class action filed in state court to federal court and Ford asked the panel on Multi-District Litigation ("MDL") to consolidate as many cases as possible in one federal court for discovery and other pre-trial purposes. The MDL panel issued an order consolidating the cases for discovery and pre-trial purposes in the United States District Court for the Southern District of Indiana. These class actions and lawsuits could result in Ford having to pay compensatory and/or punitive damages in very large amounts and could result in recall campaigns, sanctions, or other relief that would require very large expenditures.

     In addition, a consortium of about 40 state attorneys general is reviewing the circumstances leading up to the Firestone recall. Ford is scheduling meetings with various individual state attorneys general to brief them on the background of this matter. The consortium has appointed an Executive Committee to lead the information-gathering effort. The Executive Committee consists of the state attorneys general from Connecticut, Florida, Georgia, Illinois, Maryland, Tennessee, Texas and Wisconsin.

     Ford also has been served with shareholder derivative and securities fraud lawsuits. The shareholder derivative actions filed against the Board of Directors and Ford allege that Ford's board members breached their fiduciary duties to Ford and its shareholders by failing to inform themselves adequately regarding Firestone tires, failing to take certain actions regarding the design of the Explorer, failing to report problems with Firestone tires and to stop using Firestone tires as original equipment, failing to recall all affected tires in a timely manner, and mismanaging the recall once it was announced. The plaintiffs seek injunctive relief and damages, a return of all director compensation during the period of the alleged breaches and attorneys' fees.

     The securities fraud class actions allege that from early 1999 through the announcement of the Firestone tire recall, Ford made misrepresentations about the safety of Ford products and the Explorer in particular, and allegedly failed to disclose material facts about problems with Firestone tires and the safety of Explorers equipped with Firestone tires. The plaintiffs claim that, as a result of these misrepresentations or omissions, they purchased Ford stock at inflated prices and were damaged when the price of the stock fell upon announcement of the recall and subsequent revelations.

     Several governmental authorities in Venezuela are conducting investigations of accidents in Venezuela involving Explorers equipped with Firestone tires most of which were locally made. Ford of Venezuela implemented a customer satisfaction program in May 2000 to replace, at no cost to the customer, all Firestone Wilderness tires on Explorers and light trucks in Venezuela, Columbia and Ecuador. On September 5, 2000, Firestone announced its own recall of the same type of tires covered by Ford of Venezuela's customer satisfaction program, specifically the 16 inch Wilderness Tires, some of which were mislabeled as having 5 plies when they in fact had 4. Ford of Venezuela will complete the tire replacement customer satisfaction program in Venezuela in October and in Colombia and Ecuador by the end of November. An investigation is being conducted by the prosecutor's office in Caracas to determine whether criminal charges should be brought against any Firestone and Ford of Venezuela directors, officers and managers following a report submitted by the consumer protection agency of the Venezuelan government, INDECU, to the Venezuelan Attorney General. The report alleged that several

Legal Proceedings - Ford
--------------------------
(continued)

unsubstantiated defects in the Explorer had contributed to the rollover accidents as well as recommending an additional investigation because the parties had not taken action sooner. INDECU also has indicated it may open an administrative proceeding to determine if fines up to $11,000 per complaint it has received from consumers should be levied against Firestone and/or Ford of Venezuela. On October 4, 2000, Ford of Venezuela management appeared before a conciliation hearing held by INDECU with some of the injured parties. Ford of Venezuela indicated it was unable to accept conciliation because it would have constituted an admission of responsibility for the failure of the tires but offered to submit the claims of the injured parties to binding arbitration in Venezuela. No response has been received to this offer, however, INDECU has indicated it will convoke the injured parties again to determine if they are willing to accept arbitration. If not, INDECU's head has indicated he will open an administrative proceeding against Ford. On October 11, 2000, Ford of Venezuela management testified at a congressional hearing held in Venezuela. The Venezuelan congress has designated a sub commission to investigate the cause and handling of the Firestone tire tread separation cases and has designated a technical commission composed primarily of Venezuelan university professors to study the causes and provide a report on their findings.

Other Information - Ford
--------------------------

Government Standards
--------------------

     Mobile Source Emissions Control. (Previously discussed on page 15 of the 10-K Report). The EPA finalized its post-2004 emissions standards for "heavy-duty" trucks (8,500-14,000 lbs. Gross vehicle weight) in July, 2000. The standards were finalized largely as proposed.

     As mentioned previously, California adopted new vehicle emission regulations in late 1998 that establish stringent new standards for passenger cars, light-duty and medium-duty trucks, and medium-duty passenger vehicles for the 2004 through 2010 model years. Recently, Massachusetts has formally adopted these new California standards. Several other states, including New York, Vermont, and Maine, appear to be in the process of adopting these California standards as well. The adoption of these standards by other states could pose compliance problems if such states attempt to impose California's fleet-wide average emission limits on their own unique mix of vehicles.

     Motor Vehicle Safety. (Previously discussed on page 17 of the 10-K Report). As previously reported, the National Highway Traffic Safety Administration (the "Safety Administration") published a supplemental notice of a proposed advanced air bag rule in November 1999. The Safety Administration issued a final advanced air bag rule on May 12, 2000. In the first stage of the new rule phase-in, an unbelted barrier crash test of 25 mph replaces the existing sled test. Phase-in starts in September 2003 requiring compliance by 35% of all vehicles produced by a manufacturer, followed by 65% in 2004 and 100% in 2005. As expected, other requirements include: numerous out-of-position tests, a new family of test dummies, a 25 mph offset barrier crash test, and stringent new injury criteria. The second stage of phase-in requires a 35 mph belted barrier crash test with a mid-sized male dummy, same as the current New Car Assessment Program test. Second stage phase-in starts at 35% in 2007, followed by 65% in 2008 and 100% in 2009.

     The Safety Administration issued a request for comments on its proposed vehicle rollover propensity consumer information program in the June 1, 2000 Federal Register with comments due by July 31, 2000. The proposal indicates that the Safety Administration tentatively has decided that a "static stability factor" should be used to indicate rollover risk in single vehicle crashes as part of a New Car Assessment Program. It is anticipated that the Safety Administration will assign "star ratings" to vehicles based on static stability factor results. The Safety Administration plans to evaluate static stability factors for 2001 model year vehicles as a pilot program, and may restrict the public availability of star ratings.

     Proposed legislation has been introduced in the U.S. Senate (S. 2070) and the U.S. House (H.R. 4145) that would require the Safety Administration to improve vehicle crash test standards for child restraints by simulating an array of crash conditions such as side impact, rear impact and rollover. The bills also would require vehicle manufacturers to design child restraints to minimize head injuries during side impact and rollover and require child restraints to have side impact protection. In response to the proposed legislation, the Safety Administration is developing a comprehensive child passenger safety improvement plan that is likely to be published in the Federal Register this fall for comment.

     In response to the Firestone tire recall, Congress has passed legislation that will significantly expand NHTSA's information-gathering, regulatory oversight and enforcement authority, including criminal provisions. The Act, which has been sent to the President for signature into law, is called the Transportation Recall Enhancement, Accountability, and Documentation (TREAD) Act. The TREAD Act establishes new reporting requirements for motor vehicles, motor vehicle equipment and tires, including reporting to NHTSA information on foreign recalls and information received by the manufacturer that may assist the agency in the identification of safety defects. The obligation of vehicle manufacturers to provide, on a cost-free basis, a remedy for vehicles with an identified safety defect or non-compliance issue is extended from eight years to ten years by the new legislation. Potential civil penalties are increased from $1,000 to $5,000 per day for certain statutory violations, with a maximum penalty of $15,000,000 for a related series of violations, unless the violation was willful and intentional, in which case no cap applies. Similar penalties are included for violation of the reporting requirements. Criminal penalties are introduced for persons who make false statements to the government or withhold information with the intent to

Other Information - Ford
--------------------------
(continued)

mislead the government about safety defects that have caused death or grievous bodily harm. The penalty may be a fine of $100,000, imprisonment for not more than 15 years, or both. The TREAD Act also addresses the availability of parts during a recall, reimbursement for parts replaced immediately prior to a recall, and the resale of replaced equipment. NHTSA is charged to update the motor vehicle safety standards applicable to tires and to improve tire labeling standards. NHTSA also is required to promulgate a dynamic vehicle rollover test to be used for consumer information and a rule requiring an in-vehicle warning system designed to signal when a tire is significantly under-inflated. Finally, the TREAD Act authorizes appropriations for the authorized activities and addresses a number of public information and standard setting rulemakings. This legislation and the ensuing regulations will have a significant effect on the automotive industry, particularly on the way information is shared with NHTSA and the way recalls are administered.

     End of Life Vehicle Proposal. (Previously discussed on page 20 of the 10-K Report). The European Commission has published a revised draft proposal to introduce an obligation for motor vehicle manufacturers to take back end-of-life vehicles registered after July 1, 2002 with no cost to the last owner. Vehicles registered after this date, must be taken back, cost-free to the last owner, as of January 1, 2007. The proposed directive also imposes requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and bans the use of certain substances in vehicles beginning with vehicles registered after July 1, 2003. Member States may apply these provisions prior to the dates mentioned above.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to Exhibit Index

           (b)  Reports on Form 8-K during the quarter ended September 30, 2000:

                                                      FINANCIAL
DATE OF REPORT                ITEM                 STATEMENTS FILED
--------------           --------------            -----------------
July 14, 2000            Item 5 - Other Events     None

July 19, 2000            Item 5 - Other Events     News release dated
                                                   July 19, 2000 of Ford
                                                   Motor Credit Company
                                                   and subsidiaries
                                                   for the quarter
                                                   ended June 30, 2000 and
                                                   news releases dated
                                                   July 19, 2000 of Ford
                                                   Motor Company and
                                                   subsidiaries
                                                   for the quarter
                                                   ended June 30, 2000 with
                                                   attachments.



July 31, 2000            Item 5 - Other Events     None

September 11, 2000       Item 5 - Other Events     None

September 14, 2000       Item 5 - Other Events     None

September 21, 2000       Item 5 - Other Events     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FORD MOTOR CREDIT COMPANY
                                   (Registrant)

October 30, 2000                      /s/ B. Boerio
                                   ---------------------
                                   B. Boerio
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Treasurer

                        Report of Independent Accountants

To the Board of Directors and Stockholder
Of Ford Motor Credit Company:

We have reviewed the accompanying condensed consolidated balance sheet of Ford Motor Credit Company and Subsidiaries as of September 30, 2000 and 1999, and the related condensed consolidated statements of income and of earnings retained for use in the business for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP


Detroit, Michigan
October 17, 2000

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

15                            Letter from                 Filed with this
                              PricewaterhouseCoopers LLP  Report.
                              dated October 17, 2000,
                              regarding unaudited
                              interim financial infor-
                              mation.

27                            Financial Data Schedule     Filed with this
                                                          Report.