Form 10-K
period 2000-12-31
FORD MOTOR CREDIT CO
filed 2001-03-29
CIK 38009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000, or

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

Yes             No

     As of February 28, 2001, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

     The registrant meets the condition set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

Item 1. Business

      The registrant, Ford Motor Credit Company, was incorporated in Delaware in 1959 and is an indirect wholly-owned subsidiary of Ford Motor Company (“Ford”). As used herein “Ford Credit” refers to Ford Motor Credit Company and its subsidiaries unless the context otherwise requires.

      Ford Credit provides wholesale financing and capital loans to Ford Motor Company retail dealerships and associated non-Ford dealerships throughout the world, most of which are privately owned and financed, and purchases retail installment sale contracts and retail leases from them. Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealerships. In addition, Ford Credit directly and through its subsidiaries provides these financing services worldwide to non-Ford dealerships. A substantial majority of all new vehicles financed by Ford Credit are manufactured by Ford and its affiliates. Ford Credit also provides retail financing for used vehicles built by Ford and other manufacturers. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford and finances certain receivables of Ford and its subsidiaries.

      In 2000 and 1999, United States operations, conducted in all 50 states and the District of Columbia, accounted for 78% and 75%, respectively, of Ford Credit’s total revenue. European operations, conducted by FCE Bank plc (formerly Ford Credit Europe plc) (“Ford Credit Europe”), accounted for 11% and 12%, respectively, of Ford Credit’s total revenue in these periods. The balance was in Canada, Mexico, Brazil, Australia, Puerto Rico, Argentina, Japan, Taiwan, New Zealand, Thailand, the Philippines, India, Indonesia and Chile. In addition, Ford Credit manages the vehicle financing operations of Ford in other foreign countries which are conducted through other subsidiaries of Ford.

      Outside the United States, Ford Credit Europe is Ford Credit’s largest operation. Ford Credit Europe is an indirect wholly-owned subsidiary of Ford Credit. Ford Credit Europe’s primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. Retail financing is provided by means of a number of title retention plans and personal loans. Operating and finance leases are provided to individual, corporate and other institutional customers, covering individual vehicles and large and small fleets. Wholesale financing is provided to Ford dealers for the stocking of new and used vehicles. In addition, Ford Credit Europe provides loans to dealers for working capital and property acquisitions and for a variety of finance plans.

      Ford Credit also conducts insurance operations through The American Road Insurance Company (“TARIC”) and its subsidiaries in the United States and Canada. TARIC’s business primarily consists of extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers, physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit, and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment.

      The business of Ford Credit is substantially dependent upon Ford Motor Company. See “Vehicle Financing” and “Borrowings and Other Sources of Funds” under the caption “Business of Ford Credit”. Also see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”. Any protracted reduction or suspension of Ford’s production or sale of vehicles, resulting from a decline in demand, work stoppage, governmental action, adverse publicity, or other event, could have a substantial adverse effect on Ford Credit. For additional information concerning Ford’s results of operations, see Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

BUSINESS OF FORD CREDIT

      Ford Credit accounts for its financing business in three categories — retail (which consists of vehicle installment sale financing and vehicle lease financing), wholesale and other. Total net finance receivables and net investment in operating leases outstanding in these three categories and geographic regions were as follows at the end of the years indicated:

	2000	1999	1998	1997	1996

	(in millions)
Retail

Installment sale/finance lease	$79,631.6	$75,188.1	$66,567.8	$54,545.3	$52,352.1

Operating lease	38,457.0	32,838.2	34,566.5	34,746.0	30,645.2

Wholesale	33,997.3	26,341.9	22,561.2	21,519.7	22,621.9

Other	9,109.5	7,223.8	6,812.6	5,247.6	5,874.0

Total	$161,195.4	$141,592.0	$130,508.1	$116,058.6	$111,493.2

United States	$123,602.2	$106,087.3	$94,945.4	$87,721.2	$82,225.0

Europe	20,583.2	20,099.0	21,588.7	17,148.1	18,100.0

Other international	17,010.0	15,405.7	13,974.0	11,189.3	11,168.2

Total	$161,195.4	$141,592.0	$130,508.1	$116,058.6	$111,493.2

      Compared with 1999, the increase in total net finance receivables and net investment in operating leases results primarily from Ford Motor Company-sponsored special financing and leasing programs that are available exclusively through Ford Credit, a higher volume of wholesale receivables, and inclusion of Volvo financing receivables. The percentage increase in installment sale receivables was less than the percentage increase in net investment in operating leases or wholesale receivables, because sales of installment sale receivables more than doubled from 1999 levels.

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

	2000	1999	1998	1997	1996

	(in thousands)

Installment sale/finance lease	3,777	3,428	3,030	2,389	2,436

Operating lease	1,228	1,065	1,138	1,206	1,160

Total retail	5,005	4,493	4,168	3,595	3,596

United States	3,525	3,139	2,794	2,549	2,652

Europe	795	829	800	727	717

Other international	685	525	574	319	227

Total retail	5,005	4,493	4,168	3,595	3,596

      Compared with 1999, the increase in installment sale and lease vehicles financed by Ford Credit reflects primarily Ford Motor Company-sponsored special financing and leasing programs that are available exclusively through Ford Credit and inclusion of installment sale and lease vehicles financed by Volvo.

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

      Installment sale and retail lease financing consist principally of purchasing and servicing installment sale contracts and leases related to the sale or lease of new and used vehicles by vehicle dealers to retail customers. The amount paid by Ford Credit to the dealer for an installment sale contract or lease generally represents a negotiated amount agreed to between the dealer and the customer, less any trade-in or downpayment. In addition, a portion of the finance charge may be retained by the dealer. Ford Credit requires a retail purchaser or lessee to carry fire, theft and collision insurance on the vehicle. Retail lessees also are required to carry liability insurance.

      Installment sales contract terms range up to 72 months. In the United States, the average repayment obligation for new vehicles covered by installment sale contracts purchased by Ford Credit in 2000 was $21,205. The corresponding average monthly payment was $495 and the average original term was 53 months.

      For retail leases, the monthly lease payment equals the amount paid to the dealer for the vehicle and lease (the “acquisition cost”) less the residual value of the vehicle established by Ford Credit, amortized over the lease term, plus the lease charge. The acquisition cost to Ford Credit of the vehicle, less the residual value, is depreciated on a straight line basis over the life of the lease. Residual value, the estimated value of the vehicle at lease end, is generally determined by Ford Credit after analyzing published residual values and Ford Credit’s own econometric model that uses historical experience and forward-looking information available to Ford Credit. This information includes new product plans, marketing programs and quality metrics. At lease termination, Ford Credit either sells the vehicle to the dealer for the established residual value or sells the vehicle at auction for the market price.

      Retail lease terms range from 12 to 48 months. In the United States, the average monthly payment of retail lease contracts purchased by Ford Credit in 2000 was $394 and the average original term was 32 months.

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

      Wholesale.  Wholesale financing consists of loans, under approved lines of credit, to dealers to assist them in carrying inventories of new and used vehicles. Ford Credit generally finances 100% of the wholesale price. Vehicles are insured against fire, theft and other risks under policies issued to Ford Credit. Ford Credit’s United States car and truck wholesale receivables that liquidated were outstanding an average of about 60 days and 58 days in 2000 and 1999, respectively.

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

      Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe during each of the years indicated:

	2000	1999	1998	1997	1996

United States

Retail*	50.9%	47.2%	42.3%	37.5%	37.6%

Wholesale	83.5	83.5	82.5	79.8	79.5
Europe

Retail*	31.7	32.8	32.5	29.1	29.3

Wholesale	95.9	96.4	95.4	95.0	90.8

*	As a percentage of total sales and leases, including cash sales

      The increase in the percentage of Ford Credit retail financing in the United States in 2000 compared with 1999 primarily reflects an increased level of Ford-sponsored special installment sale financing and vehicle leasing programs available exclusively through Ford Credit.

Other Financing Activities

      Ford Credit makes capital loans to vehicle dealers for facilities expansion and working capital and to enable them to purchase dealership real estate. Such loans totaled $3,642.1 million at December 31, 2000. From time to time, Ford Credit purchases accounts receivable of certain divisions and affiliates of Ford. At December 31, 2000, such receivables totaled $3,518.9 million.

Credit Loss Experience

      The following table sets forth information concerning Ford Credit’s credit loss experience with respect to the various categories and geographic regions of financing during the years indicated:

	2000	1999	1998	1997	1996

	(dollar amounts in millions)
Net credit losses/(recoveries)

Retail*	$1,283.4	$994.8	$1,030.8	$1,004.4	$803.6

Wholesale	13.5	3.3	9.3	(1.1)	18.6

Other	0.3	1.6	(0.7)	3.8	7.8

Total	$1,297.2	$999.7	$1,039.4	$1,007.1	$830.0

United States	$1,205.3	$884.4	$916.2	$900.4	$707.0

Europe	61.7	65.7	57.1	66.5	95.5

Other international	30.2	49.6	66.1	40.2	27.5

Total	$1,297.2	$999.7	$1,039.4	$1,007.1	$830.0

*	Includes net credit losses on operating leases

Net losses as a percent of average net receivables*

Retail	1.14%	0.95%	1.08%	1.17%	1.03%

Total finance receivables	0.84	0.74	0.86	0.89	0.78

Provision for credit losses	$1,670.8	$1,166.4	$1,179.5	$1,338.2	$993.3

Allowance for credit losses	1,644.9	1,475.6	1,548.2	1,471.4	1,217.6

As percent of net receivables*	1.02%	1.04%	1.19%	1.27%	1.09%

*	Includes net investment in operating leases

      Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.84% in 2000 compared with 0.74% in 1999. This increase is due primarily to the launch of collection activities at the regional service centers in the United States and Canada, as centers transitioned new staff and launched new collection tools. Higher losses also reflect growth in sub-prime financing at Ford Credit subsidiaries.

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

Security

      Ford Credit generally either holds security interests in or is the title owner of the vehicles that it finances or leases and generally is able to repossess a vehicle in the event of a default. The right to repossess under a security interest securing wholesale obligations generally is ineffectual, as a matter of law, against a retail buyer of a vehicle from a dealer. Obligations arising from lease financing extended to leasing companies are collateralized to the extent practicable by assignments of rentals under the related leases and, in almost all instances, by perfected liens on the vehicles.

Borrowings and Other Sources Of Funds

      Ford Credit relies heavily on its ability to raise substantial amounts of funds. These funds are obtained primarily by the issuance of term debt, the sale of commercial paper and, in the case of Ford Credit Europe, the issuance of certificates of deposit. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions, interest supplements and other support costs from Ford for vehicles financed and leased by Ford Credit under Ford-sponsored special financing and leasing programs, and dividend payments, and the timing of payments for the financing of dealers’ wholesale inventories and for income taxes. Ford Credit’s ability to obtain funds is affected by its debt ratings, which are closely related to the outlook for, and financial condition of Ford, and the nature and availability of support facilities. The long-term senior debt of Ford, Ford Credit and Ford Credit Europe are rated “A2” and “A” and the commercial paper of Ford Credit and Ford Credit Europe are rated “Prime-1”, “A-1”, and “F1” by Moody’s Investors Service, Standard & Poor’s Ratings Group and Fitch, Inc., respectively. For additional information regarding Ford Credit’s association with Ford, see “Certain Transactions with Ford and Affiliates.”

      Ford Credit’s outstanding debt at the end of each of the years indicated was as follows:

	2000	1999	1998	1997	1996

	(in millions)

Commercial paper(a) and STBAs(b)	$42,255	$43,078	$48,636	$42,311	$38,774

Other short-term debt(c)	7,875	6,770	4,997	3,897	4,243

Long-term debt (including current portion)(d)	96,165	83,226	61,334	54,517	55,007

Total debt	$146,295	$133,074	$114,967	$100,725	$98,024

United States	$116,427	$104,186	$85,394	$78,443	$76,635

Europe	14,866	14,510	16,653	12,491	14,028

Other international	15,002	14,378	12,920	9,791	7,361

Total debt	$146,295	$133,074	$114,967	$100,725	$98,024

Memo:

Total support facilities (billions) as of December 31:

Ford Credit(e)	$26.8	$26.0	$26.9	$26.6	$27.2

Ford Credit Europe	5.2	5.2	5.3	5.2	5.7

(a)	Includes commercial paper of $1,031 million with an affiliated company at December 31, 1999.

(b) Short-term borrowing agreements with bank trust departments.

(c)	Includes $571 million, $718 million, $989 million, $831 million and $2,478 million with affiliated companies at December 31, 2000, December 31, 1999, December 31, 1998, December 31, 1997 and December 31, 1996, respectively.

(d)	Includes $2,576 million, $3,457 million, $2,878 million, $3,547 million and $4,237 million with affiliated companies at December 31, 2000, December 31, 1999, December 31, 1998, December 31, 1997 and December 31, 1996, respectively.

(e)	Excludes support of Ford Credit’s asset-backed commercial paper program.

      Outstanding commercial paper totaled $42.3 billion at December 31, 2000, down approximately $800 million from a year earlier. In 2000, long-term debt placements were $33.8 billion compared with maturities and early redemptions of $21.9 billion. Long-term debt placements in 1999 were $34.1 billion. In 2000, Ford Credit also received $19.5 billion from sales of receivables compared with $9.9 billion in 1999.

      Support facilities represent additional sources of funds, if required. At December 31, 2000, Ford Credit had approximately $19.3 billion of contractually committed facilities. In addition, approximately $7.5 billion of Ford lines of credit may be used by Ford Credit at Ford’s option. These credit lines have various maturity dates through June 30, 2005 and may be used, at Ford Credit’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.4 billion of contractually committed liquidity facilities to support Ford Credit’s asset backed commercial paper program.

      Additionally, at December 31, 2000, there was approximately $4.6 billion of contractually committed facilities available for Ford Credit Europe’s use. In addition, $598 million of Ford lines of credit may be used by Ford Credit Europe at Ford’s option. The lines have various maturity dates through June 30, 2005 and may be used, at Ford Credit Europe’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit Europe.

FORD CREDIT EMPLOYEE RELATIONS

      At December 31, 2000, Ford Credit had 18,704 employees. All such employees are salaried, and none is represented by a union. Ford Credit considers its employee relations to be satisfactory.

FORD CREDIT GOVERNMENTAL REGULATIONS

      Certain aspects of Ford Credit’s United States financing operations are regulated in the various jurisdictions in which it operates. Many jurisdictions require licenses to conduct financing of retail sale and lease transactions. Interest rates, particularly those with respect to consumer financing, generally are limited by law. In periods of high interest rates, these rate limitations can have a substantial adverse effect on operations in certain jurisdictions if Ford Credit is unable to pass on its increased costs of funds to customers.

      Legislative, judicial and administrative authorities continue to evidence a concern for the protection of consumers in connection with consumer financing transactions. As a result, Ford Credit and others in the financing industry have made some changes to the way in which they conduct their financing transactions. Still other proposals have been made which if adopted would require further changes. None of these changes to date has had a material adverse effect on the operations of Ford Credit.

CERTAIN TRANSACTIONS WITH FORD AND AFFILIATES

      For information concerning transactions between Ford Credit and Ford or affiliates, see Note 13 of Notes to Financial Statements, “Business of Ford Credit — Other Financial Activities”, “Business of Ford Credit — Borrowings and Other Sources of Funds” and Item 6 — “Selected Financial Data — Selected Income Statement Data.” The profit maintenance agreement referred to in the first paragraph of Note 13 of Notes to Financial Statements, under which Ford has agreed to maintain the income of Ford Credit at certain minimum levels, expires at the end of 2001. In addition, Ford Credit has agreed to maintain a minimum control interest in Ford Credit Europe and has agreed to maintain Ford Credit Europe’s net worth above a minimum level.

BUSINESS OF FORD

      Ford Motor Company was incorporated in Delaware in 1919. Ford acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. Ford is the world’s second-largest producer of cars and trucks combined. Ford and its subsidiaries also engage in other businesses, including financing and renting vehicles and equipment.

Overview

      Ford’s business is divided into two business sectors: the Automotive sector and the Financial Services sector. Ford manages these sectors as three primary operating segments as described below.

Business Sectors	Operating Segments	Description

Automotive:	Automotive	design, manufacture, sale, and service of cars and trucks

Financial Services:	Ford Motor Credit Company	vehicle-related financing, leasing, and insurance
	The Hertz Corporation	renting and leasing of cars and trucks and renting industrial and construction equipment, and other activities

Automotive Sector

      Ford sells cars and trucks throughout the world. In 2000, Ford sold 7.4 million vehicles throughout the world. Ford’s automotive vehicle brands include Ford, Mercury, Lincoln, Volvo, Jaguar, Land Rover, Aston Martin and TH!NK. In addition, Ford owns 33.4% of Mazda Motor Corporation (“Mazda”). Ford completed the purchase of the Land Rover worldwide sport utility vehicle business (“Land Rover”) from the BMW Group on June 30, 2000. As a result, Ford’s 2000 results and financial condition include Land Rover’s results and financial condition since the date of the acquisition. In addition, on June 28, 2000, Ford distributed 130 million shares of Visteon Corporation (Ford’s former automotive systems and components division), which represented Ford’s 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. For the first half of 2000, Visteon is included in Ford’s results as a discontinued operation. Beginning with the third quarter of 2000, Visteon is excluded completely from Ford’s results and financial condition.

      The worldwide automotive industry, Ford included, is affected significantly by a number of factors over which Ford has little control, including general economic conditions. In the United States, the automotive industry is a highly-competitive, cyclical business that has a wide variety of product offerings. The number of cars and trucks sold to retail buyers (commonly referred to as “industry demand”) can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars and trucks, and the availability and cost of credit and fuel. Industry demand also reflects the fact that cars and trucks are durable items that people can wait to replace.

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

      The worldwide automotive industry also is affected significantly by a substantial amount of costly governmental regulation. In the United States and Europe, for example, governmental regulation has arisen primarily out of concern for the environment, for greater vehicle safety, and for improved fuel economy. Many governments also regulate local content and/or impose import requirements as a means of creating jobs, protecting domestic producers, or influencing their balance of payments.

      Ford’s unit sales vary with the level of total industry demand and Ford’s share of that industry demand. Ford’s share is influenced by how its products compare with those offered by other manufacturers based on many factors, including design, driveability, price, quality, reliability, safety, and utility. Ford’s share also is affected by its timing of new model introductions and manufacturing capacity limitations. Ford’s ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can impact Ford’s sales and earnings significantly.

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

Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs (including relatively fixed labor costs), which can result in large changes in earnings from relatively small changes in unit volume.

      Following is a discussion of the automotive industry in the principal markets where Ford competes, as well as a discussion of Ford’s Automotive Consumer Services Group and Ford’s ConsumerConnect e-commerce initiatives and strategy:

United States

      Sales Data. The following table shows U.S. industry sales of cars and trucks for the years indicated:

	U. S. Industry Sales
	(millions of units)
	Years Ended December 31,

	2000	1999	1998	1997	1996

Cars	8.8	8.7	8.2	8.3	8.6

Trucks	9.0	8.7	7.8	7.2	6.9

Total	17.8	17.4	16.0	15.5	15.5

      Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry’s most profitable vehicle lines. The term “bus” as used in this discussion refers to vans designed to carry passengers. The following tables show the proportion of United States car and truck unit sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

	U. S. Industry Vehicle Sales by Segment

	Years Ended December 31,

	2000	1999	1998	1997	1996

CARS

Small	16.7%	16.1%	16.9%	18.1%	19.1%

Middle	23.0	23.7	23.6	24.7	25.6

Large	2.7	3.0	3.4	3.9	3.9

Luxury	7.3	7.1	7.1	6.7	6.7

Total U.S. Industry Car Sales	49.7	49.9	51.0	53.4	55.3

TRUCKS

Compact Pickup	5.9%	6.2%	6.7%	6.4%	6.2%

Compact Bus/ Van/ Utility	23.2	22.1	21.1	20.0	19.0

Full-Size Pickup	12.4	12.7	12.4	12.0	12.6

Full-Size Bus/ Van/ Utility	6.6	6.5	6.5	6.1	5.0

Medium/ Heavy	2.2	2.6	2.3	2.1	1.9

Total U.S. Industry Truck Sales	50.3	50.1	49.0	46.6	44.7

Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford Vehicle Sales by Segment in U.S.

	Years Ended December 31,

	2000	1999	1998	1997	1996

CARS

Small	14.5%	13.5%	13.1%	12.7%	13.4%

Middle	13.9	15.7	16.7	19.6	22.1

Large	5.1	5.7	5.7	5.6	5.3

Luxury	6.6	6.0	4.2	4.1	4.1

Total Ford U.S. Car Sales	40.1	40.9	39.7	42.0	44.9

TRUCKS

Compact Pickup	7.9%	8.4%	8.4%	7.7%	7.4%

Compact Bus/ Van/ Utility	19.1	17.7	18.1	18.9	20.0

Full-Size Pickup	20.9	20.9	21.3	19.3	20.0

Full-Size Bus/ Van/ Utility	11.7	11.8	12.1	11.0	6.6

Medium/ Heavy*	0.3	0.3	0.4	1.1	1.1

Total Ford U.S. Truck Sales	59.9	59.1	60.3	58.0	55.1

Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

*	In 1997 Ford sold its heavy truck businesses in North America and Australia/ New Zealand to Freightliner Corporation. Ford ceased production of heavy trucks in North America in December 1997. The transfer of the North American and Australian heavy truck businesses was completed in 1998.

      As shown in the tables above, since 1996 there has been a shift from cars to trucks for both industry sales and Ford sales. Ford’s sales of the middle car segment as a percentage of its total sales has deteriorated more than the general decline of the industry sales in that segment because of the discontinuance of certain product offerings in the segment (e.g., Ford Thunderbird and Contour and Mercury Mystique).

      Market Share Data. The following tables show changes in car and truck United States market shares of the six leading vehicle manufacturers for the years indicated:

	U.S. Car Market Shares*

	Years Ended December 31,

	2000	1999	1998	1997	1996

Ford**	19.1%	19.9%	20.4%	20.8%	21.6%

General Motors	28.6	29.3	29.8	32.2	32.3

DaimlerChrysler***	9.1	10.3	10.7	10.2	10.9

Toyota	11.0	10.2	10.6	9.9	9.3

Honda	10.0	9.8	10.6	10.0	9.2

Nissan	4.8	4.6	5.0	5.7	5.9

All Other****	17.4	15.9	12.9	11.2	10.8

Total U.S. Car Retail Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%

	U.S. Truck Market Shares*

	Years Ended December 31,

	2000	1999	1998	1997	1996

Ford**	28.3%	28.6%	30.5%	31.4%	31.4%

General Motors	27.0	27.8	27.5	28.8	29.0

DaimlerChrysler***	21.5	22.2	23.2	21.9	23.4

Toyota	7.2	6.7	6.3	5.7	5.3

Honda	3.1	2.6	1.9	1.5	0.8

Nissan	3.7	3.2	2.7	3.6	3.6

All Other*****	9.2	8.9	7.9	7.1	6.5

Total U.S. Truck Retail Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%

	U.S. Combined Car and Truck Market Shares*

	Years Ended December 31,

	2000	1999	1998	1997	1996

Ford**	23.7%	24.3%	25.3%	25.8%	25.9%

General Motors	27.8	28.5	28.7	30.6	30.8

DaimlerChrysler***	15.3	16.3	16.8	15.6	16.5

Toyota	9.1	8.5	8.5	7.9	7.5

Honda	6.6	6.2	6.3	6.0	5.5

Nissan	4.3	3.9	3.9	4.7	4.8

All Other****	13.2	12.3	10.5	9.4	9.0

Total U.S. Car and Truck Retail Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%

*	All U.S. retail sales data are based on publicly available information from the media and trade publications.

**	Ford purchased Volvo Car on March 31, 1999 and Land Rover on June 30, 2000. The figures shown here include Volvo Car and Land Rover on a pro forma basis for the periods prior to their acquisition by Ford. During the period from 1996 through 1998, Volvo Car represented no more than 1.2 percentage points of total market share during any one year. During the period 1996 through 1999, Land Rover represented no more than 0.4 percentage points of total market share during any one year.

***	Chrysler and Daimler-Benz merged in late 1998. The figures shown here combine Chrysler and Daimler-Benz (excluding Freightliner and Sterling Heavy Trucks) on a pro forma basis for the periods prior to their merger.

****	“All Other” includes primarily companies based in various European countries, Korea and other Japanese manufacturers. The increase in combined market share shown for “All Others” reflects primarily increases in market share for the Korean manufacturers.

*****	“All Other” in the U.S. Truck Market Shares table includes primarily companies based in various European countries, Korea and other Japanese manufacturers. The increase in combined market share shown for “All Others” in this table reflects primarily increases in market share for Mazda and Mitsubishi.

      The decline in car market share for Ford in 2000 is primarily the result of the discontinuance of the Contour and Mystique products. The decline in truck market share for Ford since 1997 is primarily the result of recent new truck offerings by competitors and capacity constraints with respect to certain truck components during periods of strong demand.

      Marketing Incentives and Fleet Sales. Automotive manufacturers that sell vehicles in the United States typically give purchasers price discounts or other marketing incentives. These incentives are the result of competition from new product offerings by manufacturers and the desire to maintain production levels and market shares. Manufacturers provide these incentives to both retail and fleet customers (fleet customers include daily rental companies, commercial fleet customers, leasing companies and governments). Marketing incentives generally are higher during periods of economic downturns, when excess capacity in the industry tends to increase.

      Ford’s marketing costs in the United States as a percentage of gross sales revenue were as follows for the following three years: 11.1% (2000), 10.6% (1999), and 10.4% (1998). These “marketing costs” include primarily (i) marketing incentives on vehicles, such as retail rebates and costs for special financing and lease programs, (ii) reserves for costs and/or losses associated with Ford’s required repurchase of certain vehicles sold to daily rental companies, and (iii) costs for advertising and sales promotions for vehicles. The increase in marketing costs over the last several years is a result of intense competition in the United States market.

      Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet customers has been about evenly split in recent years. The table below shows Ford’s fleet sales in the United States, and the amount of those sales as a percentage of Ford’s total United States car and truck sales, for the last five years.

	Ford Fleet Sales

	Years Ended December 31,

	2000	1999	1998	1997	1996

Units sold	977,000	940,000	878,000	923,000	936,000

Percent of Ford’s total U.S. car and truck sales	23%	23%	22%	24%	24%

      Warranty Coverage. Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles (other than medium trucks) in the United States. This warranty coverage for Ford/ Mercury vehicles extends for 36 months or 36,000 miles (whichever occurs first) and covers components of the vehicle, including tires beginning January 1, 2001 for 2001 and later model years. Prior to January 1, 2001 tires were warranted only by the tire manufacturers. The United States warranty coverage for luxury vehicles (Lincoln, Jaguar, Volvo, and Land Rover) extends for 48 months or 50,000 miles (whichever occurs first) but, except for Lincoln beginning January 1, 2001, does not include tires, which are warranted by the tire manufacturers. In general, different warranty coverage is provided on medium/heavy trucks and on vehicles sold outside the United States. In addition, as discussed below under “Governmental Standards — Mobile Source Emissions Control”, the Federal Clean Air Act requires warranty coverage for a “useful life” of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on most light duty vehicles sold in the United States. As a result of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs, and customer satisfaction actions (“warranty costs”) can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

Europe

      Outside of the United States, Europe is Ford’s largest market for the sale of cars and trucks. The automotive industry in Europe is intensely competitive. Over the past year, 140 new or freshened vehicles, including derivatives of existing vehicles, were introduced in the European market by various manufacturers. For the past 14 years, the top six manufacturers have each achieved a car market share in about the 10% to 18% range. (Manufacturers’ shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 11.4% for 2000, increase their production capacity in Europe. Ford estimates that in 2000 the European automotive industry had excess capacity of approximately 6 million units (based on a comparison of European domestic demand and capacity).

      In 2000, vehicle manufacturers sold approximately 17.8 million cars and trucks in Europe, down 2% from 1999 levels. Ford’s combined car and truck market share in Europe in 2000 was 10.0%, down 2/10 of one percentage point from 1999.

      Britain and Germany are Ford’s most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on Ford’s total automotive profits. For 2000 compared with 1999, total industry sales were up 1% in Britain and down 10% in Germany.

      For purposes of the figures shown in this section, Ford has considered Europe to consist of the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary, and Poland.

Other Markets

      Mexico and Canada. Mexico and Canada also are important markets for Ford. In 2000, industry sales of new cars and trucks in Mexico were approximately 886,000 units, up 28% from 1999 levels. In Canada, industry sales of new cars and trucks in 2000 were approximately 1.59 million units, up 3% from 1999 levels. Ford’s combined car and truck market share in these markets in 2000 was 16.2% (Mexico) and 17.8% (Canada).

      South America. Brazil and Argentina are Ford’s principal markets in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in industry sales. Results have also been influenced by the devaluation of the Brazilian currency, continued weak economic conditions and government actions to reduce inflation and public deficits. Industry sales in 2000 were 1.45 million units in Brazil, up about 16% from 1999, and approximately 307,000 units in Argentina, down 19% from 1999. Brazil shows signs of continued economic recovery and Ford expects industry volumes to improve further in 2001. Economic conditions remain weak in Argentina, which could lead to further deterioration of industry volumes in 2001. Ford’s combined car and truck market share in these markets in 2000 was 9.1% (Brazil) and 14.9% (Argentina).

      Ford has undertaken restructuring actions in recent years to reduce costs and improve its competitiveness in South America. In addition, Ford is building a new assembly plant in Brazil, which will manufacture a new family of vehicles for the South America markets. The new plant will start building the Courier this fall and begin producing an all-new vehicle next year.

      Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are Ford’s principal markets. Industry volumes in 2000 in this region were as follows: approximately 788,000 units in Australia (up 0.1% from 1999), approximately 420,000 units in Taiwan (down 1% from 1999) and approximately 6 million units in Japan (up 1.7% from 1999). In 2000, Ford’s combined car and truck market share in Australia was 15.4%. In Taiwan, Ford had a combined car and truck market share in 2000 of 12.3%. Ford’s combined car and truck market share in Japan has been less than 1% in recent years. Ford owns a 33.4% interest in Mazda and account for Mazda on an equity basis. Mazda’s market share in Japan has been in the 5 to 6% range in recent years. Ford’s principal competition in the Asia Pacific region has been the Japanese manufacturers. Ford anticipates that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

      Ford opened a new assembly plant in India in 1999, launching an all-new small car (the Ikon) designed specifically for that market. In 2000, approximately 17,000 Ikons were produced for sale in India. In addition, India commenced sale of Ikon CKD (completely knocked down) kits to Mexico and South Africa. Ford expects India to become one of its most important markets in Asia in the future.

      Africa. In recent years, Ford has operated in the South African market as a 45% owner in the South African Motor Corporation (Pty.) Limited (“SAMCOR”). In 2000, Ford increased its ownership interest in SAMCOR to 100% by purchasing the remaining 55% Ford did not previously own. Subsequent to this purchase, SAMCOR’s name was changed to Ford Motor Company of Southern Africa (“FMCSA”).

      FMCSA assembles and distributes Ford, Mazda, Mitsubishi and, beginning in 2000, Volvo vehicles in South Africa. In addition, FMCSA distributes Jaguar vehicles. In 2000, industry volume in South Africa was approximately 341,000 units, up 15% from 1999 levels. FMCSA’s combined car and truck market share in 2000 was 15.5% for the five brands it distributes; the share for the Ford brands (Ford, Mazda, Volvo and Jaguar) was 14.6%.

Automotive Consumer Services Group

      Automotive Consumer Services Group is a business unit within Ford that includes Ford Customer Service Division and an all-makes channel, otherwise known as Ford’s Diversified Consumer Services organization, consisting of several leading automotive service brands. Ford Customer Service Division supports consumers of Ford, Lincoln and Mercury brand vehicles through a network of franchised dealers. This is the principal source of vehicle service and customer support for Ford’s vehicle owners, traditionally recognized by the Quality CareSM brand.

      Through Ford’s Diversified Consumer Services organization, vehicle owners for all automotive brands can access services in areas of maintenance and light repair, collision repair, extended service business, and recycling. Ford’s all-makes channel of companies includes: Kwik-Fit (maintenance and light repair in Europe), Pit Stop (maintenance and light repair in Europe), Speedy (maintenance and light repair in Europe), MasterGroup (maintenance and light repair, collision repair, and used car sales outlets in Mexico), B-quik (maintenance and light repair in Thailand), Collision Team of America (collision repair in the United States), Howard Basford (collision repair in the United Kingdom), Automobile Protection Corporation (extended service business selling all-makes policies through dealers in the United States), and GreenLeaf (automotive recycling in the United States and Europe). The characteristics of the Diversified Consumer Services organization align closely with the Ford Customer Service Division and expand the customer base to consumers previously outside the Ford network of service providers.

      Automotive Consumer Services Group conducts business in over 40 countries and serves consumers through over 13,000 dealer outlets and over 2,500 all-makes outlets.

ConsumerConnect

      ConsumerConnect is a business unit within Ford dedicated to building e-business platforms across Ford which revolutionize core business processes within Ford globally and provide the consumer an enhanced purchase and ownership experience.

      In 2000, ConsumerConnect was involved in the creation of several joint ventures. In the B2C (Business-to-Consumer) arena, ConsumerConnect established DealerDirect LLC which conducts business under the name FordDirect.com. This is the first e-commerce joint venture between an automotive manufacturer and its dealer body, and it will provide consumers with an improved internet experience in buying and owning a Ford vehicle. Ford owns 93% of the economic interest in DealerDirect LLC and 20% of the general voting power. In the Mobile Commerce (M-commerce) arena, ConsumerConnect launched Wingcast, LLC, a joint venture with Qualcomm, Incorporated dedicated to providing wireless, digital information and entertainment services to consumers in their cars and trucks. Percepta, LLC, a joint venture with TeleTech Holdings, Inc. that provides leading edge customer relationship management services, was launched in 2000 as well. Ford’s ownership interests in Wingcast and Percepta are 80% and 45%, respectively.

      Finally, in the B2B (Business-to-Business) arena, ConsumerConnect was instrumental in launching Covisint, LLC — a business-to-business Internet based supplier exchange. Covisint will streamline the automotive industry supply chain by providing efficiencies to manufacturers and suppliers in almost every stage of the order-to-delivery process. Covisint was founded by Ford, General Motors Corporation, DaimlerChrysler AG, Renault S.A. and Nissan Motor Co., Ltd. Each of these founding automotive manufacturers has an ownership interest in Covisint, and Oracle Corporation and Commerce One, Inc. are the technology partners. Ford’s ownership interest in Covisint is approximately 31%.

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company

      For information regarding the business of Ford Credit, see “Business of Ford Credit.”

The Hertz Corporation

      Hertz and its affiliates and independent licensees operate what Hertz believes is the largest car rental business in the world based upon revenues. They also operate one of the largest industrial and construction equipment rental businesses in North America based upon revenues. Hertz and its affiliates, associates and independent licensees, do the following:

•	rent and lease cars and trucks

•	rent industrial and construction equipment

•	sell their used cars and equipment

•	provide third-party claim management services

•	provide telecommunications services

These businesses are operated from approximately 7,000 locations throughout the United States and in over 140 foreign countries and jurisdictions.

      Below are some financial highlights for Hertz (in millions):

	Years Ended
	December 31,

	2000	1999

Revenue	$5,087	$4,728

Pre-Tax Income	581	560

Net Income	358	336

      Between April 1997 and March 2001, Ford owned approximately 81% of the economic interest of Hertz, with the remaining 19% interest being represented by shares of Hertz common stock that were publicly traded. In March 2001, through a cash tender offer and a merger transaction, Ford acquired the publicly held shares and, as a result, Hertz has become an indirect, wholly-owned subsidiary of Ford.

Governmental Standards

      A number of governmental standards and regulations relating to safety, corporate average fuel economy (“CAFE”), emissions control, noise control, damageability, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere. In addition, manufacturing and assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. Such facilities in the United States and Europe also are subject to comprehensive national, regional, and/or local permit programs with respect to such matters.

      Mobile Source Emissions Control — U.S. Requirements. The Federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Currently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. The U.S. Environmental Protection Agency (“EPA”) recently has promulgated post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. These new regulations will require most light duty trucks to meet the same emissions standards as passenger cars by the 2007 model year. The stringency of the new standards may impact Ford’s ability to produce and offer a broad range of products with the characteristics and functionality that customers demand. The new standards also are likely to limit severely the use of diesel technology, which could negatively impact fuel economy performance. The EPA has also promulgated post-2004 emission standards for “heavy-duty” trucks (8,500-14,000 lbs. gross vehicle weight). These standards are likely to pose technical challenges and may affect the competitive position of full-line vehicle manufacturers such as Ford.

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

      Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale “zero-emission vehicles” (“the ZEV mandate”). The ZEV mandate initially required that a specified percentage of each manufacturer’s vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles (“ZEVs”), which produce no emissions of regulated pollutants. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years, but retained the 10% mandate in a modified form beginning with the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into agreements with CARB to conduct ZEV demonstration programs.

      In January 2001, CARB voted to approve a series of complex modifications to the ZEV mandate. These modifications require large-volume manufacturers such as Ford to produce “partial zero-emission vehicles” (“PZEVs”) and/or ZEVs beginning in the 2003 model year. PZEVs are vehicles certified to California’s “super-ultra-low emission vehicle” (“SULEV”) tailpipe standards, with zero evaporative emissions. Using a series of phase-in tables and credit adjustments, the number of ZEVs required under the modified mandate will increase substantially between 2003 and 2018.

      The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California’s motor vehicle emission standards no later than two years before the affected model year. New York, Massachusetts, Vermont, and Maine adopted the California standards effective with the 2001 model year or before. New York, Massachusetts, and Vermont have either previously adopted, or indicated an intention to adopt, the California ZEV mandate; however, at this writing it is not clear whether these states will adopt the ZEV regulations as modified by California in 2001. Maryland and New Jersey have laws requiring the adoption of California standards if certain triggers are met. There are problems with transferring California standards to northeast states, including the following: 1) the driving range of ZEVs is greatly diminished in cold weather, thereby limiting their market appeal; and 2) the northeast states have refused to adopt the California reformulated gasoline regulations, which may impair the ability of vehicles to meet California’s in-use standards.

      Battery electric vehicles are the only zero-emission vehicles currently feasible for mass production. Despite intensive research activities, battery technology has not made the major strides that were projected when the ZEV mandate was originally enacted in 1990. Battery-electric vehicles remain considerably more costly than gasoline-powered vehicles, and they have a relatively short driving range before they must be recharged. These factors limit the consumer appeal of battery-powered vehicles. Ford plans to comply with the early years of the modified ZEV mandate through sales of its Th!nk brand of electric vehicles, along with one or more PZEV models. In the longer term, however, it is doubtful whether the market will support the number of battery electric vehicles called for by the modified ZEV mandate. Fuel cell technology may in the future enable production of ZEVs with widespread consumer appeal, but commercially feasible fuel cell technology appears to be a decade or more away. Compliance with the ZEV mandate may eventually require costly actions that would have a substantial adverse effect on Ford’s sales volume and profits. For example, Ford could be required to curtail the sale of non-electric vehicles and/or offer to sell electric vehicles well below cost. Other states may seek to adopt the ZEV mandate pursuant to Section 177 of the Clean Air Act, thereby increasing the costs to Ford.

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

      European Requirements.  European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards apply to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 (“Stage III Standards”). A second level of even more stringent emission standards will apply to new car certifications beginning January 1, 2005 and to new car registrations beginning January 1, 2006 (“Stage IV Standards”). The comparable light commercial truck Stage III Standards and Stage IV Standards would come into effect one year later than the passenger car requirements. The directive includes a framework that permits EU member states to introduce fiscal incentives to promote early compliance with the Stage III and Stage IV Standards. The directive also introduces on-board diagnostic requirements, more stringent evaporative emission requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). The Stage IV Standards for diesel engines are not yet technically feasible and may impact Ford’s ability to produce and offer a broad range of products with the characteristics and functionality that customers want. A related EU directive was adopted at the same time which establishes standards for cleaner fuels beginning in 2000 and even cleaner fuels in 2005. The EU is setting up a program to assess the need for further changes to vehicle emission and fuel standards after 2005.

      Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

      Motor Vehicle Safety — The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicles and motor vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the “Safety Administration”). Meeting or exceeding many safety standards is costly because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. There were pending before the Safety Administration approximately 30 investigations relating to alleged safety defects in Ford vehicles as of February 7, 2001. A manufacturer also is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford’s vehicles, the costs of such recall campaigns could be substantial.

      The Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) was signed into law in November 2000. The TREAD Act establishes new reporting requirements for motor vehicles, motor vehicle equipment, and tires, including reporting to the Safety Administration information on foreign recalls and information received by the manufacturer that may assist the agency in the identification of safety defects. The obligation of vehicle manufacturers to provide, on a cost-free basis, a remedy for vehicles with an identified safety defect or non-compliance issue is extended from eight years to ten years by the new legislation. The Safety Administration is also required to develop a new dynamic test on rollovers to be used for consumer information. Potential civil penalties are increased from $1,000 to $5,000 per day for certain statutory violations, with a maximum penalty of $15,000,000 for a related series of violations. Similar penalties are included for violation of the reporting requirements. Criminal penalties are introduced for persons who make false statements to the government or withhold information with the intent to mislead the government about safety defects that have caused death or serious bodily injury.

      Canada, the EU, individual member countries within the EU, and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

      Motor Vehicle Fuel Economy — U.S. Requirements. Under 49 U.S.C. Chapter 329, vehicles must meet minimum Corporate Average Fuel Economy (“CAFE”) standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

      The law established a passenger car CAFE standard of 27.5 mpg for 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks.

      Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding model years. In general, a continued increase in demand for larger vehicles, coupled with a decline in demand for small and middle-size vehicles could jeopardize Ford’s long-term ability to maintain compliance with CAFE standards.

      At the request of Congress, the National Academy of Sciences (“NAS”), in conjunction with the Department of Transportation (“DOT”), is studying possible changes to the CAFE standards and/or regulations. The NAS study is scheduled to be completed by the third quarter of 2001. To the extent that NAS recommends changes, they will not take effect automatically. Modifications would need to be implemented either through DOT rulemaking or through amendments to the CAFE law.

      It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide (“CO2”) emissions, energy security or other reasons. Former President Clinton’s Climate Change Action Plan (“CCAP”) sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period. In addition, international concerns over global warming due to the emission of “greenhouse gasses” have given rise to strong pressures to improve fuel economy performance. During the December 1997 meeting of the parties to the United Nations Climate Change Convention in Kyoto, Japan, the United States agreed to reduce greenhouse gas emissions by 7% below their 1990 levels during the 2008-2012 period (the “Kyoto Protocol”). The Kyoto Protocol is not yet binding in the United States, pending ratification by the Senate. In addition, a petition has been filed with the EPA requesting that the Agency regulate CO2 emissions from motor vehicles under the Clean Air Act. The EPA has requested public comment on this petition.

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

      In 1995, members of the German Automobile Manufacturers Association (including Ford Werke AG) made a voluntary pledge to increase by 2005 the average fuel economy of new cars sold in Germany by 25% from 1990 levels, to make regular reports on fuel consumption, and to increase industry research and development efforts toward this end. The German Automobile Manufacturers Association has reported that the industry is on track to meet the pledge.

      Other European countries are considering other initiatives for reducing CO2 emissions from motor vehicles. Taken together, such proposals could have substantial adverse effects on Ford’s sales volumes and profits in Europe.

      Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/l to 19.2 km/l.

      End-of-Life Vehicle Proposal — The European Parliament has published a Directive imposing an obligation on motor vehicle manufacturers to take back end-of-life vehicles registered after July 1, 2002 with no cost to the last owner and to take back all other vehicles as of January 1, 2007. The Directive also imposes requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and bans the use of certain substances in vehicles beginning with vehicles registered after July 2003. Member states may apply these provisions prior to the dates mentioned above. This Directive imposes a substantial cost on manufacturers.

      The German Automobile Manufacturers Association (including Ford Werke AG) and the German Automobile Importers Association made a voluntary pledge to establish a nationwide infrastructure network to take back passenger cars that are at least 12 years old (and meet certain other requirements) on a cost-free basis to their owners.

      Pollution Control Costs — During the period 2001 through 2005, Ford expects to spend approximately $334 million on Ford’s North American and European facilities to comply with air and water pollution and hazardous waste control standards, which now are in effect or are scheduled to come into effect. Of this total, Ford estimates spending approximately $60 million in 2001 and $94 million in 2002.

Employment Data

      The average number of people Ford employed by geographic area was as follows for the years indicated:

	2000	1999

United States	163,236	173,045

Europe	132,473	135,244

Other	50,282	65,804

Total	345,991	374,093

      In 2000, the average number of people Ford employed decreased 7.5 percent. The decrease was due to Ford’s spin-off of Visteon Corporation and its 17,400 salaried employees and 34,800 non-U.S. hourly employees, offset partially by a number of acquisitions during 2000, notably Land Rover, which increased employment levels by approximately 6,300 people. The numbers above include approximately 23,000 hourly employees of Ford who are assigned to Visteon Corporation. These employees worked at Visteon facilities in the U.S. prior to the spin-off and, pursuant to Ford’s collective bargaining agreement with the UAW, remain Ford employees. Visteon reimburses Ford for all costs to Ford associated with these employees. Most of Ford’s employees work in its Automotive operations.

      Substantially all of the hourly employees in Ford’s Automotive operations in the United States are represented by unions and covered by collective bargaining agreements. Approximately 99% of these unionized hourly employees in Ford’s Automotive segment are represented by the United Automobile Workers (the “UAW”). Approximately 3% of Ford’s salaried employees are represented by unions. Most hourly employees and many non-management salaried employees of Ford’s subsidiaries outside the United States also are represented by unions.

      Ford has entered into a collective bargaining agreement with the UAW that will expire on September 14, 2003. Ford also has entered into a collective bargaining agreement with the Canadian Automobile Workers (“CAW”) that will expire on September 21, 2002. Among other things, Ford’s agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout their terms and provide for significant employment security.

      Ford is or will be negotiating new collective bargaining agreements with labor unions in Europe, Mexico and South America, where current agreements will expire in 2001. A work stoppage could occur as a result of these negotiations, which, if protracted, could substantially adversely affect Ford’s profits.

      In recent years Ford has not had significant work stoppages at its facilities, but they have occurred in some of its suppliers’ facilities. Any protracted work stoppages in the future, whether in Ford’s facilities or those of certain suppliers, could substantially adversely affect Ford’s results of operations.

Legal Proceedings

      Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against Ford and its subsidiaries, including those arising out of the following: alleged defects in Ford’s products; governmental regulations covering safety, emissions, and fuel economy; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; and environmental matters. Some of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. Included among the foregoing matters are the following:

      Firestone Matters. On August 9, 2000, Bridgestone/ Firestone, Inc. (“Firestone”) announced a recall of all Firestone ATX and ATX II tires (P235/75R15) produced in North America since 1991 and Wilderness AT tires of that same size manufactured at Firestone’s Decatur, Illinois plant. Firestone estimated that about 6.5 million of the affected tires were still in service on the date the recall was announced. The recall was announced following an analysis by Ford and Firestone that identified a statistically significant incidence of tread separation occurring in the affected tires. Most of the affected tires were installed as original equipment on Ford Explorer sport utility vehicles. Ford believes that sufficient tires to provide for the completion of the recall were available by the end of November 2000.

      The Safety Administration is investigating this matter both to make a root cause assessment and to determine whether Firestone’s recall should be expanded to include other Firestone tires. Ford is actively cooperating with the Safety Administration in their investigation by providing technical assistance and sharing engineering analysis and root cause analysis.

      In the United States, the recall of certain Firestone tires, most of which were installed as original equipment on Ford Explorers, has led to a significant number of personal injury and class action lawsuits against Ford and Firestone. Plaintiffs in the personal injury cases typically allege that their injuries were caused by defects in the tire that caused it to lose its tread and/or by defects in the Explorer that caused the vehicle to roll over. For those cases involving Explorer rollovers in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $590 million. However, in most of the actions described above, no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been Ford’s experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages, if any, paid by Ford in resolving such cases.

      In contrast to the cases described in the preceding paragraph, most of the Firestone related class actions have been filed on behalf of persons who have never been in an accident. The class actions seek to expand the scope of the recall to include other tires and to award to consumers the cost of replacing those tires or the alleged diminution in the value of the vehicle caused by the allegedly defective tires or by alleged defects in the Explorer. Typically, the plaintiffs in both the personal injury lawsuits and the class actions seek punitive damages.

      Ford also has been served with shareholder derivative and securities fraud lawsuits. The shareholder derivative actions filed against the Board of Directors and Ford allege that Ford’s board members breached their fiduciary duties to Ford and shareholders by failing to inform themselves adequately regarding Firestone tires, failing to take certain actions regarding the design of the Explorer, failing to report problems with Firestone tires and to stop using Firestone tires as original equipment, failing to recall all affected tires in a timely manner, and mismanaging the recall once it was announced. The plaintiffs seek injunctive relief and damages, a return of all director compensation during the period of the alleged breaches, and attorneys’ fees.

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

      Several governmental authorities in Venezuela are conducting investigations of accidents in Venezuela involving Explorers equipped with Firestone tires most of which were locally made. Ford of Venezuela implemented a customer satisfaction program in May 2000 to replace all Firestone Wilderness tires on Explorers and light trucks in Venezuela, Columbia and Ecuador. Ford of Venezuela essentially completed the tire replacement customer satisfaction program in Venezuela in December 2000 and in Colombia and Ecuador in March 2001.

      An investigation is being conducted by the prosecutor’s office in Caracas to determine whether criminal charges should be brought against any Firestone and Ford of Venezuela directors, officers, and managers following a report submitted by the consumer protection agency of the Venezuelan government, INDECU, to the Venezuelan Attorney General. The report alleged that several unsubstantiated defects in the Explorer had contributed to the rollover accidents as well as recommending an additional investigation because the parties had not taken action sooner. INDECU also has indicated it may open an administrative proceeding to determine if fines up to $11,000 per complaint it has received from consumers should be levied against Firestone and/or Ford of Venezuela.

      A committee of the Venezuelan National Assembly or congress is investigating the cause and handling of the Explorer accidents caused by Firestone tire tread separation and has designated a technical commission composed primarily of Venezuelan university professors to study the causes and provide a report on their findings. This investigation is continuing with full Ford cooperation.

Other Product Liability Matters

      Occupant Restraint Systems. Ford is a defendant in various actions for damages arising out of automobile accidents where the plaintiffs claim that their injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $603 million at December 31, 2000.

      Bronco II. Ford is a defendant in various personal injury lawsuits involving the alleged propensity of Bronco II utility vehicles to roll over. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $2.4 billion at December 31, 2000.

      In most of the actions described in the two paragraphs above, no dollar amount of damages is specified or the specific amount Ford refers to is only the jurisdictional minimum. It has been Ford’s experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages, if any, paid by Ford in resolving such cases. Any damages Ford pays generally are, on average, substantially less than the amounts originally claimed. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which the plaintiffs may allege similar defects.

      Asbestos. Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. The plaintiffs in these actions seek damages, including both actual and punitive damages, of approximately $1.7 billion at December 31, 2000. (In some of these actions, the plaintiffs have not specified a dollar amount of damages or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against us, in most of these asbestos-related cases, Ford is but one of many defendants.

Environmental Matters

      General. Ford has received notices under various federal and state environmental laws that Ford (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. Ford also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which Ford may be held responsible could be substantial. The contingent losses that Ford expects to incur in connection with many of these sites have been accrued and those losses are reflected in Ford’s financial statements in accordance with generally accepted accounting principles. However, for many sites, the remediation costs and other damages for which Ford ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as Ford’s connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, Ford is unable to determine or reasonably estimate the amount of costs or other damages for which it is potentially responsible in connection with these sites, although that total could be substantial.

      MFA Grand Jury Matter. The U.S. Department of Justice (“DOJ”), the EPA and the Federal Bureau of Investigation are investigating the circumstances surrounding Ford’s past use of an engine control strategy that improved fuel economy, but had the side effect of increasing nitrogen oxide emissions. The engine control strategy (Managed Fuel Air, or “MFA”) was used on 1997 model year Econoline vans (about 60,000 vehicles). In an earlier civil investigation, Ford entered into a consent decree with the DOJ and the EPA and agreed to pay $8 million in fines and special projects, in addition to recalling the Econoline vans. Ford also settled similar issues with CARB. Ford has met with attorneys and investigators from the government and is cooperating in the investigation.

      Waste Disposal. The EPA has initiated a civil enforcement action against Ford as a result of Ford Venezuela’s shipment of industrial wastes from its Valencia Assembly Plant in Venezuela for disposal in Texas. Ford also has received a subpoena and been notified that it is the subject of a grand jury investigation based on the same facts. Ford Venezuela shipped the industrial waste to the U.S. for disposal under the more stringent U.S. disposal requirements because of the unavailability of adequate disposal facilities in Venezuela and to ensure proper disposal of the waste. Although Ford believes that the subject waste is properly classified as non-hazardous under U.S. environmental laws, the EPA contends that even if the wastes do not exhibit any hazardous characteristics, they nevertheless may be the product of a process that is automatically deemed hazardous under applicable regulations. If Ford is determined to have violated EPA regulations regarding the disposal of hazardous wastes, Ford could be required to pay substantial fines which could exceed $100,000. It is impossible at this point in the proceedings to determine what amount, if any, Ford may be required to pay.

      On-Board Diagnostics Investigation. The EPA has notified Ford that the system for monitoring fuel vapor leaks on about 6 million 1997-98 model year vehicles is inadequate and was not described fully in Ford’s certification application. The EPA may request that Ford implement a recall to reprogram the monitor.

      Ohio Assembly Plant. In September 1999, the EPA filed an administrative complaint against Ford alleging violations of the Resource Conservation and Recovery Act (“RCRA”) at Ford’s Ohio Assembly Plant. The alleged violations are related to Ford’s storage of hazardous waste and the absence of a leak monitoring program for paint equipment. The EPA has proposed a civil penalty of $303,745. The one remaining count alleging failure to implement a leak monitoring program for paint equipment remains subject to discussion between Ford and the EPA. Subsequent to the Ohio Assembly Plant enforcement action, Ford has received notices of violation alleging the same noncompliance at other facilities. Ford could be required to implement monitoring programs at all U.S. plants at an initial cost of approximately $110,000 and approximately $18,000 each year thereafter.

Class Actions

      Paint Class Actions. There are two purported class actions pending against Ford in Texas and Illinois alleging claims for fraud, breach of warranty, and violations of consumer protection statutes. The Texas case purports to assert claims on behalf of Texas residents who have experienced paint peeling in certain 1984 through 1992 model year Ford vehicles. The Illinois case purports to assert claims on behalf of residents of all states except Louisiana and Texas who have experienced paint peeling on most 1988 through 1997 model year Ford vehicles. Plaintiffs in both cases contend that their paint is defective and susceptible to peeling because Ford did not use spray primer between the high-build electrocoat (“HBEC”) and the color coat. The lack of spray primer allegedly causes the adhesion of the color coat to the HBEC to deteriorate after extended exposure to ultraviolet radiation from sunlight. Plaintiffs in both cases seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys’ fees, and interest.

      In the Texas case, Sheldon, the trial court certified a class of Texas owners who experienced paint peeling because of the alleged defect. On May 11, 2000, the Texas Supreme Court reversed the trial court, decertified the class and remanded the case for further proceedings. Plaintiffs have filed a renewed motion for class certification with the trial court. The Illinois case, Phillips, is still in the early stages of litigation and there have been no significant developments in that case. Ford intends to pursue aggressively summary dismissal and oppose class certification.

      TFI Module Class Actions. There are eight class actions pending in state courts in Alabama, California, Illinois (2 cases), Maryland, Missouri, Tennessee and Washington, alleging defects in thick film ignition modules in more than 22 million vehicles manufactured by Ford between 1983 and 1995. With minor variations based upon state law and differences in the scope of the classes alleged, all of the cases involve the same legal claims and theories. The Howard case in California is the lead case.

      The Howard plaintiffs assert two claims for relief: violations of the California Consumer Legal Remedies Act (“CLRA”), and violations of the California Unfair Competition Law (“UCL”). Both claims are based upon the allegation that Ford intentionally concealed a safety defect in the subject vehicles. The alleged defect is that distributor mounted TFI modules are inordinately prone to failure because they are exposed to excessive heat. Plaintiffs contend that TFI failure causes stalling at highway speeds and that stalling at highway speeds poses an unreasonable risk to motor vehicle safety. They further contend that Ford knew about the alleged defect and concealed it by withholding documents from the Safety Administration during investigations into stalling, secretly settling personal injury lawsuits in which TFI failure was at issue, falsely advertising its vehicles as safe, conducting an owner notification campaign on certain vehicles rather than a safety recall, and failing to report TFI warranty claims and failures to the EPA. Under the CLRA, plaintiffs seek a $1,000 statutory penalty per class member plus punitive damages. Under the UCL, plaintiffs seek a recall or “disgorgement” of the amount Ford saved by not conducting a recall. If plaintiffs are successful on all of their claims, an adverse judgment in California could be as high as $4 billion.

      A jury trial on the CLRA claims in Howard began in May 1999 and ended in November 1999 with a deadlocked jury and a mistrial. If the CLRA claims are retried, the retrial will probably occur in the second quarter of 2001. On October 11, 2000 the court, sitting without a jury, found that Ford violated California law by concealing a safety defect. The court ruled that California consumers who paid to replace distributor-mounted TFI modules were entitled to restitution, that Ford would be required to recall the vehicles in the class, and that plaintiffs were entitled to attorneys’ fees and expenses. The amount and method of restitution and the nature and scope of the recall will be determined after further hearings to be scheduled before a special master.

      Ford/Citibank Visa Class Action. Following the June 1997 announcement of the termination of the Ford/ Citibank credit card rebate program, five purported nationwide class actions and one purported statewide class action were filed against Ford; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/ Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses, and attorneys’ fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon, and Washington, and the purported statewide class action was filed in a California state court. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases to federal court, which consolidated and transferred the cases to federal court in Washington for pretrial proceedings. In October 1999, the federal court dismissed the consolidated proceedings for lack of jurisdiction and sent each action back to the state court in which it originated. Ford has appealed this ruling. Briefing on the appeal has been completed and Ford is awaiting oral argument.

      Lease Residual Class Action. In January 1998, in connection with a case pending in Illinois state court, Ford and Ford Credit were served with a summons and intervention counterclaim complaint relating to Ford Credit’s leasing practices (Higginbotham v. Ford Credit). The counterclaim plaintiff, Carla Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, Ford Credit commenced an action for deficiency against Virginia Shore, a Ford Credit lessee. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Shore purported to represent a class of all similarly situated lessees. Ford was not a party to the Shore case. Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against Ford Credit, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against Ford Credit for violations of the Consumer Leasing Act, declaratory judgment concerning the enforceability of early termination provisions in Ford Credit’s leases, and fraud. She also asserts a claim against Ford Credit and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that Ford Credit inflates the residual values of its leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleged that Ford dictated the residual values to Ford Credit and thereby participated in an unlawful conspiracy. This case was stayed pending the approval/rejection of the settlement in Shore. Ford Credit has reached individual settlements with the Shore plaintiffs.

      The Illinois court in Higginbotham found that the lease end residual value of Ms. Higginbotham’s vehicle was properly valued and, as a result, Ms. Higginbotham was an inadequate representative for the class. Subsequently, Ms. Higginbotham voluntarily dismissed her intervention counterclaim without prejudice in the Illinois state court and has reactivated her initial suit against Ford Credit (Ford is no longer a party to this suit) in the Florida federal court, pursuing substantially similar claims on behalf of herself and others similarly situated. Consequently, the Higginbotham case is proceeding in Florida and Ford Credit is in the process of responding to discovery requests. In addition, Ford Credit has filed a response to Plaintiff’s motion for class certification and has renewed its motion for summary judgment based on information obtained in discovery.

      Retail Lessee Insurance Coverage Class Action. On May 24, 1999, Michigan Mutual Insurance Company was served with a purported class action complaint in federal court in Florida alleging that the Ford Commercial, General Liability and Business Automobile Insurance Policy, and the Personal Auto Supplement to that policy, provides uninsured/underinsured motorist coverage and medical payments coverage to retail lessees of Ford vehicles (e.g., to Red Carpet lessees). Ford is required to defend and indemnify Michigan Mutual. The complaint rests on an untenable interpretation of the Michigan Mutual policy, which was intended to cover Ford company cars and lease evaluation vehicles. Unfortunately, however, the Florida Court of Appeals in a prior action brought by a single individual, has accepted Plaintiffs’ interpretation of the policy. The Florida court’s opinion should not be controlling in federal court, however, and Ford has filed a motion for summary judgment based on the policy language and the intention of the parties. Plaintiffs responded to Ford’s motion, cross-moved for summary judgment in their favor, moved to amend their complaint, and moved for class certification. A hearing on Ford’s motion was held on October 27, 2000, and Ford expects a decision sometime in 2001.

      Throttle Body Assemblies Class Action. A purported nationwide class action has been filed in Ohio on behalf of all persons who own or lease 1999 Mercury Villagers. The complaint alleges that the vehicle has a defective throttle body assembly that causes the gas pedal to intermittently lock or stick in the closed position. The complaint alleges breach of warranty, negligence, and violation of consumer protection statutes. Plaintiffs seek an order requiring Ford to recall the vehicles. They also seek unspecified compensatory damages, treble damages, attorneys fees, and costs. Ford is seeking to have the case removed to federal court.

      Hertz Stock Offer Class Actions. Twelve class actions have been filed in Delaware state court on behalf of the minority shareholders of The Hertz Corporation against Ford, The Hertz Corporation, and the directors of Hertz, alleging that Ford breached its fiduciary duties to the minority shareholders of Hertz by offering, on September 20, 2000, $30 per share for the remaining shares of Hertz stock not already owned by Ford. The plaintiffs alleged that the price offered was unfair and inadequate, was not negotiated at arms length and was designed to benefit Ford by “capping” the value of the stock, and would deny them the full value of their stock. They sought to enjoin or rescind the transaction, recover damages and profits, and an award of attorneys’ fees. These actions were consolidated on October 19, 2000. In January 2001, Ford agreed with a special committee of Hertz’s board of directors to increase Ford’s offer to $35.50 per share. In March 2001, through a cash tender offer and merger transaction, Ford acquired the publicly held shares of Hertz and, as a result, Hertz has become an indirect, wholly-owned subsidiary of Ford.

      Windstar Transmission Class Actions. Three purported class actions are pending, alleging that Ford marketed, advertised, sold, and leased 1995 Windstars in a deceptive manner by misrepresenting their quality and safety and actively concealing defects in the transmissions. One case is pending in California (state court) and is limited to owners and lessees of that state. Two cases are pending in Illinois (one in federal court and one in state court) and purport to represent owners and lessees from all states. Plaintiffs contend that transmissions in the Windstar have prematurely suffered from shifting problems and acceleration failures, requiring early replacement at substantial expense to owners. The cases assert several statutory and common law theories, and seek several types of relief, including unspecified compensatory damages, punitive damages, and injunctive relief. All three cases are in the very early stage of litigation. Discovery has just begun in California, and has not yet begun in the other two cases.

      Seat Back Class Actions. Four purported statewide class actions have been filed in state courts in Maryland, New Hampshire, New Jersey, and New York against Ford, General Motors Corporation and DaimlerChrysler AG alleging that seat backs with single recliner mechanisms are defective. Plaintiffs in each of these suits allege that seats installed in class vehicles (defined as almost all passenger cars made after 1991) are defective because the seat backs are “unstable and susceptible to rearward collapse in the event of a rear-end collision.” The purported class in each state consists of all persons who own a class vehicle and specifically excludes all persons who have suffered personal injury as a result of the rearward collapse of a seat. Plaintiffs allege causes of action for negligence, strict liability, implied warranty, fraud, and civil conspiracy. Plaintiffs also allege violations of the consumer protection statutes in the various states. Plaintiffs seek “compensatory damages measured by the cost of correcting the defect, not to exceed $5,000 for each class vehicle.” Ford’s motions to dismiss were granted in Maryland, New Hampshire, and New York; plaintiffs’ appeals from these rulings are pending in New York and Maryland. The trial judge in the New Jersey case denied Ford’s motion to dismiss, and discovery is proceeding in that case.

      Ford Credit Debt Collection Class Actions. Three class actions have been filed against Ford Credit and PRIMUS Automotive Financial Services, Inc. (“PRIMUS”) alleging unfair debt collection practices. In Pertuso v. Ford Credit, a purported nationwide class action, plaintiffs allege that Ford Credit’s policies and practices for obtaining reaffirmation agreements violate Federal law and constitute an unfair collection practice. This case was dismissed at the trial court level and that decision was upheld by the appellate court. Plaintiffs have appealed to the United States Supreme Court. Molloy v. PRIMUS and Dubois v. Ford Credit are two nationwide class action lawsuits brought by the same group of plaintiff attorneys. Both cases allege that Ford Credit attempts to collect on discharged, non-reaffirmed debts in violation of the Bankruptcy Code, the Fair Debt Collection Practices Act and the Racketeer Influenced and Corrupt Organization Act. In Molloy, PRIMUS’ motion to dismiss was denied and PRIMUS is proceeding with discovery. In January 2001, the trial court granted Ford Credit’s motion to dismiss the Dubois case. Ford Credit anticipates that plaintiffs will appeal.

      Late Charges Class Actions. There are two class actions, one in California (Cumberland v. Ford Credit) and the other in Oklahoma (Crim v. Ford Credit), in which the plaintiffs are contending that Ford Credit is engaged in unfair business practices by assessing late charges on lease accounts that bear no reasonable relation to Ford Credit’s actual costs. In Cumberland (now captioned as Connie Stickles et al. v. Ford Credit) the plaintiff has brought a purported nationwide class action filed in the Superior Court of San Francisco. Plaintiffs are seeking restitution, punitive damages, and injunctive relief. Basically, the claim is that Ford Credit’s late charge of 7 1/2 % or $50, whichever is less, is excessive. There has been extensive discovery and the court has granted nationwide class certification. Trial is set to begin in the second quarter 2001. However, due to the unexpected death of Ford Credit’s expert witness, Ford Credit has filed a motion for continuance. In Crim, the plaintiff has made similar allegations. After granting a statewide class, the court granted Ford Credit’s motion for summary judgment because it found that the plaintiff had voluntarily made the late payments and was, therefore, precluded from bringing this action. Ford Credit has completed an extensive study of the costs incurred by it on delinquent accounts and is confident that it can justify the late charge fee.

      Fair Lending Class Action. Ford Credit has been served with a class action lawsuit in federal court in New York alleging that its pricing practices discriminate against African Americans. Specifically, plaintiffs allege that although Ford Credit’s initial credit risk scoring analysis applies objective criteria to calculate the risk-related “Buy Rate,” Ford Credit then authorizes dealers to impose a subjective component in its credit pricing system — the Mark-up Policy — to impose additional non-risk charges. It is the alleged subjective mark-up that plaintiffs allege discriminates against African Americans. Ford Credit has filed a motion to dismiss. Ford and Ford Credit believe that Ford Credit’s pricing practices are fair and are not discriminatory.

      Performance Management Process Class Action. A purported class action was filed in Wayne County Circuit Court in February 2001 against Ford, alleging that Ford’s Performance Management Process unlawfully discriminates against older workers. Individual claims in that case allege other forms of unlawful discrimination. This case is in the early stage of litigation and Ford is preparing its response.

      Reverse Discrimination Class Action. A purported class action was filed in the Eastern District of Michigan in February 2001 against Ford and Jacques Nasser, President and Chief Executive Officer of Ford, alleging reverse discrimination. Plaintiffs claim that Ford’s diversity policies and practices discriminate against older white males. This case is in the early stage of litigation and Ford is preparing its response.

Other Matters

      Red Carpet Lease Terminations. The Florida Attorney General issued a subpoena asking for all Ford Credit Red Carpet Lease (“RCL”) early termination accounts going back to 1991. The Florida Attorney General has been investigating leasing practices at the dealership level for years and is representing a consortium of 37 states. The investigation focuses on whether Ford Credit RCL customers who want to terminate leases early and purchase the leased vehicle have been misled by the dealers’ alleged improper failure to itemize: (i) the cost to terminating the lease, and (ii) the vehicle purchase price. They claim that because Ford Credit requires the customer to early terminate with the originating dealer, Ford Credit is conspiring with the dealer to mislead the customer. Ford Credit believes that its business practices are fair under applicable law, and it is attempting to negotiate a resolution of the matter. There have been numerous and extensive meetings with most of the Attorneys General involved in the 37 state consortium. Ford Credit is confident that an amicable resolution of this matter will be reached.

SELECTED FINANCIAL DATA AND OTHER DATA OF FORD MOTOR COMPANY

      The following tables set forth selected financial data and other data concerning Ford for each of the last five years (dollar amounts in millions, except per share amounts). 1996-1999 data (except employee data) have been restated to reflect Visteon as a discontinued operation.

Summary of Operations

	2000	1999	1998	1997	1996

Automotive sector

Sales	$141,230	$135,073	$118,017	$121,976	$116,886

Operating income	5,226	7,214	5,567	6,164	1,928

Income before income taxes	5,267	7,275	5,842	6,267	1,967

Net income	3,624	4,986	4,049	4,203	1,271
Financial Services sector

Revenues	$28,834	$25,585	$25,333	$30,692	$28,968

Income before income taxes	2,967	2,579	18,438	3,857	4,222

Net income(a)(b)(c)	1,786	1,516	17,319	2,206	2,791

Total Company Income before income taxes	$8,234	$9,854	$24,280	$10,124	$6,189

Provision for income taxes	2,705	3,248	2,760	3,436	1,943

Minority interests in net income of subsidiaries	119	104	152	279	184

Income from continuing operations(a)(b)(c)	5,410	6,502	21,368	6,409	4,062

Income from discontinued operation	309	735	703	511	384

Loss on spin-off of discontinued operation	(2,252)	—	—	—	—

Net income	$3,467	$7,237	$22,071	$6,920	$4,446

Total Company Data Per Share of Common and Class B Stock(d)

Basic:

Income from continuing operations	$3.66	$5.38	$17.59	$5.32	$3.40

Income before cumulative effects of changes in accounting principles	2.34	5.99	18.17	5.75	3.73

Net income	2.34	5.99	18.17	5.75	3.73

Diluted:

Income from continuing operations	$3.59	$5.26	$17.19	$5.20	$3.32

Income before cumulative effects of changes in accounting principles	2.30	5.86	17.76	5.62	3.64

Net income	2.30	5.86	17.76	5.62	3.64

Cash dividends(e)	$1.80	$1.88	$1.72	$1.645	$1.47
Common stock price range (NYSE)

High	31.46	37.30	33.76	18.34	13.59

Low	21.69	25.42	15.64	10.95	9.94

Average number of shares of Common and Class B stock outstanding (in millions)	1,483	1,210	1,211	1,195	1,179

(a)	1998 includes a non-cash gain of $15,955 million that resulted from Ford’s spin-off of The Associates.

(b)	1997 includes a gain of $269 million on the sale of Hertz Common Stock.

(c)	1996 includes a gain of $650 million on the sale of The Associates’ Common Stock.

(d)	Share data have been adjusted to reflect stock dividends and stock splits. Common stock price range (NYSE) has been adjusted to reflect the Visteon spin-off, a recapitalization known as Ford’s Value Enhancement Plan, and The Associates Spin-off.

(e)	Adjusted for the Value Enhancement Plan effected in August 2000, cash dividends were $1.16 per share in 2000.

Summary of Operations — (Continued)

	2000	1999	1998	1997	1996

Total Company Balance Sheet Data at Year-End
Assets

Automotive sector	$95,343	$99,201	$83,911	$80,339	$75,008

Financial Services sector	189,078	171,048	148,801	194,018	183,209

Total assets	$284,421	$270,249	$232,712	$274,357	$258,217

Long-term debt

Automotive	$11,769	$10,398	$8,589	$6,964	$6,385

Financial Services	87,118	67,517	55,468	73,198	70,641

Stockholders’ equity	18,610	27,604	23,434	30,787	26,765
Total Company Facility and Tooling Data

Capital expenditures for facilities (excluding special tools)	$5,315	$4,332	$4,369	$4,906	$4,529

Depreciation	12,915	11,846	10,890	9,865	9,070

Expenditures for special tools	3,033	3,327	3,388	2,894	3,154

Amortization of special tools	2,451	2,459	2,880	3,126	3,211
Total Company Employee Data — Worldwide

Payroll	$17,983	$18,390	$16,757	$17,187	$17,616

Total labor costs	25,653	26,881	25,606	25,546	25,689

Average number of employees	345,991	374,093	342,545	363,892	371,702
Total Company Employee Data — U.S. Operations

Payroll	$11,203	$11,418	$10,548	$10,840	$10,961

Average number of employees	163,236	173,045	171,269	189,787	189,718
Average hourly labor costs(f)

Earnings	$26.73	$25.58	$24.30	$22.95	$22.30

Benefits	21.71	21.79	21.42	20.60	19.47

Total hourly labor costs	$48.44	$47.37	$45.72	$43.55	$41.77

(f)	Per hour worked (in dollars). Excludes data for subsidiary companies.

Summary of Vehicle Unit Sales(a)

	2000	1999	1998	1997	1996

	(in thousands)

North America
United States

Cars	1,775	1,725	1,563	1,614	1,656

Trucks	2,711	2,660	2,425	2,402	2,241

Total United States	4,486	4,385	3,988	4,016	3,897

Canada	300	288	279	319	258

Mexico	147	114	103	97	67

Total North America	4,933	4,787	4,370	4,432	4,222

Europe

Britain	476	518	498	466	516

Germany	320	353	444	460	436

Italy	222	209	205	248	180

Spain	180	180	155	155	155

France	158	172	171	153	194

Other countries	606	528	377	318	339

Total Europe	1,962	1,960	1,850	1,800	1,820

Other international

Brazil	134	117	178	214	190

Australia	125	125	133	132	138

Taiwan	63	56	77	79	86

Argentina	49	60	97	147	64

Japan	26	32	25	40	52

Other countries	132	83	93	103	81

Total other international	529	473	603	715	611

Total worldwide vehicle unit sales	7,424	7,220	6,823	6,947	6,653

(a)	Vehicle unit sales generally are reported worldwide on a “where sold” basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

FINANCIAL REVIEW OF FORD MOTOR COMPANY RESULTS

      In addition to specific explanations discussed below, comparisons between Ford’s 2000 and 1999 fourth quarter and full year results are affected by the following important events:

•	On August 7, 2000, Ford announced the final results of its recapitalization, known as its Value Enhancement Plan (“VEP”), which became effective on August 2, 2000. Under the VEP, Ford shareholders exchanged each of their old Ford Common or Class B shares for one new Ford Common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford Common shares, or a combination of $5.17 in cash and 0.555 additional new Ford Common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford Common and Class B shares that became issued and outstanding was 1.893 billion.

•	On June 30, 2000, Ford purchased the Land Rover business from the BMW Group. Land Rover’s results and financial condition are included in Ford’s financial statements on a consolidated basis beginning in the third quarter of 2000.

•	On June 28, 2000, Ford distributed 130 million shares of Visteon Corporation, which represented Ford’s 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Visteon has been reflected as a discontinued operation through June 30, 2000. Ford’s third and fourth quarter 2000 results and financial condition exclude completely Visteon’s results and financial condition.

•	On March 31, 1999, Ford purchased AB Volvo’s worldwide passenger car business (“Volvo Car”). Volvo Car’s results and financial condition have been included in Ford’s financial statements on a consolidated basis since the second quarter of 1999.

Fourth Quarter 2000 Results of Operations

      Ford’s worldwide net income was $1,077 million in the fourth quarter of 2000, or $0.57 per diluted share of Common and Class B Stock. In the fourth quarter of 1999, earnings from continuing operations were $1,711 million, or $1.39 per diluted share. Worldwide sales and revenues were $42.6 billion in the fourth quarter of 2000, down $1.3 billion, reflecting primarily lower unit volume. Unit sales of cars and trucks were 1,840,000 units, down 79,000 units, reflecting primarily lower production in North America in response to weaker demand.

      Results of Ford’s operations by business sector for the fourth quarter of 2000 and 1999 are shown below (in millions):

	Fourth Quarter
	Net Income

			2000
			Over/(Under)
	2000	1999	1999

Automotive sector	$629	$1,354	$(725)

Financial Services sector	448	357	91

Income from continuing operations	$1,077	$1,711	$(634)

Income from discontinued operation	—	95	(95)

Total Ford net income	$1,077	$1,806	$(729)

Automotive Sector

      Worldwide earnings for Ford’s Automotive sector were $629 million in the fourth quarter of 2000 on sales of $35.1 billion. Earnings in the fourth quarter of 1999 were $1,354 million on sales of $37.3 billion.

      Details of Ford’s Automotive sector earnings for the fourth quarter of 2000 and 1999 are shown below (in millions):

	Fourth Quarter
	Net Income/(Loss)

			2000
			Over/(Under)
	2000	1999	1999

North American Automotive	$607	$1,474	$(867)
Automotive Outside North America

— Europe	33	(30)	63

— South America	(31)	(100)	69

— Rest of World	20	10	10

Total Automotive Outside North America	22	(120)	142

Total Automotive sector	$629	$1,354	$(725)

      The decrease in Ford’s fourth quarter Automotive sector earnings in North America reflects primarily lower industry volume and market share and less favorable product mix.

      The improved fourth quarter results in Europe reflect continued cost reductions. The improvement in South America reflects primarily cost reductions and improved product mix.

Financial Services Sector

      Details of Ford’s Financial Services sector earnings are shown below (in millions):

	Fourth Quarter
	Net Income/(Loss)

			2000
			Over/(Under)
	2000	1999	1999

Ford Credit	$410	$309	$101

Hertz	56	60	(4)

Minority Interests, Eliminations, and Other	(18)	(12)	(6)

Total Financial Services sector	$448	$357	$91

Memo: Ford’s share of earnings in Hertz	$45	$49	$(4)

      Ford Credit’s consolidated net income in the fourth quarter of 2000 was $410 million, up $101 million or 33% from 1999. The increase in earnings reflects primarily higher volume and an improved net financing margin, offset partially by higher credit losses.

      Earnings at Hertz in the fourth quarter of 2000 were $56 million (of which $45 million was Ford’s share), compared with earnings of $60 million (of which $49 million was Ford’s share) a year ago. The profit decline reflects increased pricing competition in the U.S. car rental and equipment rental businesses.

Full-Year 2000 Results of Operations

      Ford’s worldwide revenues were $170.1 billion in 2000, up $9.4 billion from 1999. Ford sold 7,424,000 cars and trucks in 2000, up 204,000 units, reflecting primarily the addition of Land Rover and strong U.S. industry sales.

      Results of Ford’s operations by business sector for 2000, 1999, and 1998 are shown below (in millions):

	Net Income/(Loss)

	2000	1999	1998

Automotive sector	$3,624	$4,986	$4,049

Financial Services sector (excluding The Associates)	1,786	1,516	1,187

Gain on spin-off of The Associates	—	—	15,955

The Associates (net of Minority Interest)	—	—	177	*

Income from continuing operations	$5,410	$6,502	$21,368

Income from discontinued operation	309	735	703

Loss on spin-off of discontinued operation	(2,252)	—	—

Total Company net income	$3,467	$7,237	$22,071

*	Through March 12, 1998

      The following unusual items were included in Ford’s 2000, 1999, and 1998 income from continuing operations (in millions):

	Automotive Sector

				Rest	Total	Financial
	North		South	Of	Auto	Services
	America	Europe	America	World	Sector	Sector

2000

Asset impairment and restructuring costs for Ford brand operations in Europe in the second quarter		$(1,019)			$(1,019)

Inventory-related profit reduction for Land Rover in the third quarter	$(13)	(76)		$(17)	(106)

Write-down of assets associated with the Nemak joint venture in the fourth quarter	(133)				(133)

Total 2000 unusual items	$(146)	$(1,095)	—	$(17)	$(1,258)	$—

1999

Gain from the sale of Ford’s interest in AutoEuropa to Volkswagen AG in the first quarter		$165			$165

Inventory-related profit reduction for Volvo Car in the second quarter	$(16)	(125)		$(5)	(146)

Visteon-related postretirement adjustment in the third quarter (incl. in Total Auto sector)					(125)

Employee separation costs in the third quarter	(79)				(79)	$(23)

Lump-sum payments relating to ratification of the 1999 United Auto Workers and Canadian Auto Workers contracts in the fourth quarter	(80)				(80)

Total 1999 unusual items	$(175)	$40	—	$(5)	$(265)	$(23)

1998

Non-cash gain from Ford’s spin-off of The Associates in the first quarter						$15,955
Employee separation costs in the fourth

quarter	$(225)	$(135)	$(81)		$(441)	(6)

Write-off of Ford’s net exposure in Kia Motors Company in the fourth quarter	(42)			$(44)	(86)

Charge in the fourth quarter to transfer Ford’s Batavia, Ohio transmission plant to a new joint venture company formed by ZF Friedrichshafen AG and Ford to manufacture continuously variable transmissions	(73)				(73)

Total 1998 unusual items	$(340)	$(135)	$(81)	$(44)	$(600)	$15,949

      Excluding these unusual items, income from continuing operations would have been $6,668 million in 2000, compared with $6,790 million in 1999 and $6,019 million in 1998.

      Ford established and communicated the financial milestones listed below for 2000. Ford’s results against these milestones, excluding the unusual items described above, are listed below.

	2000 Milestone	Actual Result	Over/(Under) 1999

Total Ford

Total Shareholder Returns	Top quartile of S&P 500 over time	-16%

Revenue	Grow $5 billion	$170 billion	$9 billion

Automotive

North America	Record earnings	$5,032 million	$(563) million

Europe	Improve results	$(35) million	$(45) million

South America	Improve results	$(240) million	$204 million

Rest of World	Improve results	$125 million	$35 million

Total Costs	Reduce $1 billion	$500 million

Capital Spending	$8 billion (excluding Visteon)	$7.4 billion	$0.3 billion

Visteon	Achieve independence	Spun-off June 28, 2000

Financial Services

Ford Credit	Grow earnings 10%	$1,536 million	+22%
	Improve return on equity	13.1%	1.6 points

Hertz	Record earnings	$358 million	$22 million

Automotive Sector Results of Operations

      Details of Ford’s Automotive sector earnings from continuing operations for 2000, 1999, and 1998 are shown below (in millions):

	Net Income/(Loss)

	2000	1999	1998

North American Automotive	$4,886	$5,418	$3,997
Automotive Outside North America

— Europe	(1,130)	50	151

— South America	(240)	(444)	(278)

— Rest of World	108	87	179

Total Automotive Outside North America	(1,262)	(307)	52

Visteon-related postretirement adjustment	—	(125)	—

Total Automotive sector	$3,624	$4,986	$4,049

2000 Compared with 1999

      Worldwide earnings from continuing operations for Ford’s Automotive sector were $3,624 million in 2000 on sales of $141 billion, compared with $4,986 million in 1999 on sales of $135 billion. The decrease in earnings reflects asset impairment and restructuring charges in Europe and lower earnings in North America, offset partially by improved results in South America. Adjusted for constant volume and mix, Ford’s total costs in the Automotive sector declined $500 million, compared with 1999.

      Ford’s Automotive sector earnings from continuing operations in North America were $4,886 million in 2000 on sales of $103.9 billion, compared with $5,418 million in 1999 on sales of $99.2 billion. The earnings deterioration reflects primarily costs associated with the Firestone tire recall and higher warranty costs related to Ford’s 3.8 liter engine, offset partially by increased volume. The after-tax return on sales for Ford’s Automotive sector in North America was 4.8% in 2000, down 7/10 of a percentage point from 1999.

      In 2000, approximately 17.8 million new cars and trucks were sold in the United States, up from 17.4 million units in 1999. Ford’s share of those unit sales was 23.7% in 2000, down 1/10 of a percentage point from a year ago.

      Ford’s Automotive sector losses in Europe were $1,130 million from continuing operations in 2000, compared with earnings of $50 million a year ago. The decline reflects primarily the second quarter 2000 charge of $1,019 million related to asset impairment and restructuring costs for Ford brand operations.

      In 2000, approximately 17.8 million new cars and trucks were sold in Ford’s nineteen primary European markets, down from 18.2 million units in 1999. Ford’s share of those unit sales was 10% in 2000, down 2/10 of a percentage point from a year ago, reflecting primarily an increase in market share related to Ford’s acquisitions of Volvo Car and Land Rover, offset by a decrease in market share of Ford brand. The decrease in the Ford brand share reflects primarily continued aggressive competition.

      Ford’s Automotive sector in South America lost $240 million from continuing operations in 2000, compared with a loss of $444 million in 1999. The improvement reflects primarily higher vehicle margins resulting from cost reductions and improved product mix and pricing.

      In 2000, approximately 1.5 million new cars and trucks were sold in Brazil, compared with 1.3 million in 1999. Ford’s share of those unit sales was 9.1% in 2000, down 6/10 of a percentage point from a year ago. The decline in market share reflects increased competition.

      Automotive sector earnings from continuing operations outside North America, Europe, and South America (“Rest of World”) were $108 million in 2000, compared with earnings of $87 million in 1999.

      New car and truck sales in Australia, Ford’s largest market in Rest of World, were approximately 788,000 units in 2000, essentially unchanged from a year ago. In 2000, Ford’s combined car and truck market share in Australia was 15.4%, down 1.1 percentage points from 1999, reflecting primarily strong competitive pressures.

Financial Services Sector Results of Operations

      Earnings of Ford’s Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of Ford’s Financial Services sector earnings for 2000, 1999, and 1998 are shown below (in millions):

	Net Income/(Loss)

	2000	1999	1998

Ford Credit	$1,536	$1,261	$1,084

Hertz	358	336	277

Minority Interests, Eliminations, and Other	(108)	(81)	(174)

Financial Services (excluding The Associates)	1,786	1,516	1,187

The Associates (net of Minority Interest)	—	—	177	*

Gain on spin-off of The Associates	—	—	15,955

Total Financial Services sector	$1,786	$1,516	$17,319

Memo: Ford’s share of earnings in Hertz	$292	$273	$224

*	Through March 12, 1998

2000 Compared with 1999

      For a discussion of Ford Credit’s 2000 results of operations, see Item 7., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

      Earnings at Hertz in 2000 were $358 million (of which $292 million was Ford’s share). In 1999, Hertz had earnings of $336 million (of which $273 million was Ford’s share). The increase in earnings reflects primarily strong volume-related performance, offset partially by downward pricing pressure and higher interest costs.

Liquidity and Capital Resources

Automotive Sector

      At December 31, 2000, Ford’s Automotive sector had $16.5 billion of cash and marketable securities, down $5.2 billion from December 31, 1999, more than explained by distributions for the Value Enhancement Plan ($5.6 billion), share repurchases ($1.1 billion), and acquisitions ($2.7 billion, mainly Land Rover). In addition to the cash on the balance sheet, Ford pre-funded certain employee health benefit obligations in a Voluntary Employee Beneficiary Association trust totaling $3.7 billion at December 31, 2000. In the first quarter and early second quarter of 2001, Ford expects to incur cash outlays of approximately $5 billion for employee compensation payments (primarily profit sharing), the final payment to AB Volvo for Ford’s acquisition of Volvo Car, share repurchases, and Ford’s acquisition of the minority interest in Hertz.

      In 2000, Ford spent $7.4 billion for capital goods, such as machinery, equipment, tooling, and facilities, used in its Automotive sector. This is up $324 million from 1999, reflecting primarily the addition of Land Rover. Capital expenditures were 5.2% of sales in 2000, unchanged from a year ago.

      Ford’s stockholders’ equity was $18.6 billion at December 31, 2000, down $9 billion compared with December 31, 1999. This decrease reflects primarily the Value Enhancement Plan, cash dividends, the Visteon spin-off, the share repurchase program, and a reduction in other comprehensive income reflecting foreign currency translation adjustments related primarily to the strengthening of the U.S. dollar relative to European currencies, offset partially by net income.

      At December 31, 2000, Ford’s Automotive sector had total debt of $12 billion, up $300 million. Debt at year-end 2000 was 39% of Ford’s total capitalization (that is, the sum of Ford’s stockholders’ equity and Automotive debt), compared with 30% of total capitalization at year-end 1999. The increase reflected primarily lower stockholders’ equity, as explained above.

Financial Services Sector

      At December 31, 2000, Ford’s Financial Services sector had cash and marketable securities totaling $1.5 billion, down $111 million from December 31, 1999.

      Finance receivables and net investment in operating leases were $171.8 billion at December 31, 2000, up $16.0 billion from December 31, 1999, reflecting higher volume.

      Total debt was $153.5 billion at December 31, 2000, up $13.6 billion from December 31, 1999. Outstanding commercial paper at December 31, 2000 totaled $42.3 billion at Ford Credit and $2.3 billion at Hertz, with an average remaining maturity of 35 days and 18 days, respectively.

Hertz Purchase

      In March 2001, through a tender offer and a merger transaction, Ford acquired (for a total price of about $750 million) the common stock of Hertz that Ford did not own, which represented about 18% of the economic interest in Hertz. As a result, Hertz has become an indirect, wholly-owned subsidiary.

New Accounting Standard

      Ford will adopt Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging”, on January 1, 2001.

Outlook

Industry Sales Volumes

      Ford’s outlook for car and truck (including heavy trucks) industry sales in 2001 in its major markets is as follows:

United States — between 16.0 million and 16.5 million units, compared with the 17.8 million units sold in 2000

Europe — approximately 17.7 million units, compared with the 17.8 million units sold in 2000 (both figures based on 19 markets)

Brazil — approximately 1.6 million units, compared with the 1.5 million units sold in 2000

Australia — approximately 780,000 units, compared with the 788,000 units sold in 2000

2001 Financial Milestones

      Ford has set and communicated certain financial milestones for 2001. While Ford hopes to achieve these goals, they should not be interpreted as projections, expectations or forecasts of 2001 results. The financial milestones for 2001 are as follows:

2001 Milestone

Total Company

Total Shareholder Returns	Top quartile of S&P 500 over time

Revenue	Grow $5 billion

Automotive

North America	Achieve 4%+ return on sales

Europe	Achieve 1%+ return on sales

South America	Improve results

Rest of World	Achieve profitability

Total Costs	Reduce $1 billion (at constant volume and mix)

Capital Spending	Contain at $8 billion or less

Financial Services

Ford Credit	Improve returns
Grow earnings 10%

Risk Factors

      Statements included or incorporated by reference herein may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation: greater price competition in the U.S. and Europe resulting from currency fluctuations, industry overcapacity or other factors; a significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth; market acceptance of Ford’s new products; currency fluctuations; economic difficulties in South America or Asia; higher fuel prices; a market shift from truck sales in the United States; lower-than-anticipated residual values for leased vehicles; labor or other constraints on Ford’s ability to restructure its business; increased safety or emissions regulation resulting in higher costs and/or sales restrictions; work stoppages at key Ford or supplier facilities; and the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation.

Quantitative and Qualitative Disclosures About Market Risk

Overview

      Ford is exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, interest rates, and specific asset risks. These risks affect Ford’s Automotive and Financial Services sectors differently. Ford monitors and manages these exposures as an integral part of its overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effect on its results.

      The effect of changes in exchange rates, commodity prices, and interest rates on Ford’s earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins.

      The market risks of Ford’s Automotive sector and the market and other risks and capital adequacy of Ford Credit, which comprises substantially all of Ford’s Financial Services sector, are discussed and quantified below.

Automotive Market Risk

      Ford’s Automotive sector frequently has expenditures and receipts denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts; debt and other payables; subsidiary dividends; and investments in affiliates. These expenditures and receipts create exposures to changes in exchange rates. Ford also is exposed to changes in prices of commodities used in its Automotive sector.

Foreign Currency Risk

      Ford uses derivative financial instruments to hedge assets, liabilities and firm commitments denominated in foreign currencies. Ford’s hedging policy is defensive, based on clearly defined guidelines. Speculative actions are not permitted. Ford does not use complex derivative instruments. Ford uses a value-at-risk (“VAR”) analysis to evaluate its exposure to changes in foreign currency exchange rates. The primary assumptions used in the VAR analysis are as follows:

•	A Monte Carlo simulation model is used to calculate changes in the value of currency derivative instruments (e.g., forwards and options) and all significant underlying exposures. The VAR analysis includes an 18-month exposure and derivative hedging horizon and a one-month holding period.

•	The VAR analysis calculates the potential risk, within a 99% confidence level, on cross-border currency cash flow exposures, including the effects of foreign currency derivatives. (Translation exposures are not included in the VAR analysis). The Monte Carlo simulation model uses historical volatility and correlation estimates of the underlying assets to produce a large number of future price scenarios which have a statistically lognormal distribution.

•	Estimates of correlations and volatilities are drawn primarily from the JP Morgan RiskMetricsTM datassets.

      Based on Ford’s overall currency exposure (including derivative positions) during 2000, the risk during 2000 to its pre-tax cash flow from currency movements was on average less than $300 million, with a high of $350 million and a low of $275 million. At December 31, 2000, currency movements are projected to affect Ford’s pre-tax cash flow over the next 18 months by less than $300 million, within a 99% confidence level. Compared with Ford’s projection at December 31, 1999, the 2000 VAR amount is approximately $125 million higher, primarily because of significantly increased currency exchange rate volatility and the inclusion of Land Rover currency exposures and hedges.

Commodity Price Risk

      Ford enters into commodity forward and option contracts. Such contracts are executed to offset Ford’s exposure to the potential change in prices mainly for various non-ferrous metals (e.g., aluminum) used in the manufacturing of automotive components. The fair value liability of such contracts, excluding the underlying exposures, as of December 31, 2000 and 1999 was approximately $56 million and $223 million, respectively. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $280 million and $300 million at December 31, 2000 and 1999, respectively. This amount excludes the offsetting impact of the price change in the physical purchase of the underlying commodities.

Ford Credit Market and Other Risks

      For a complete discussion of Ford Credit’s market and other risks, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Item 2.  Ford Credit Properties

      Substantially all of Ford Credit’s branch operations presently are being conducted from leased properties. At December 31, 2000, Ford Credit’s aggregate obligation under leases of real property was $110.2 million.

Item 3.  Ford Credit Legal Proceedings

      Various legal actions, governmental proceedings, and other claims are pending or may be instituted or asserted in the future against Ford Credit.

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

      For a discussion of pending cases against Ford and Ford Credit regarding Ford Credit’s leasing and lending practices, see “Business of Ford — Legal Proceedings” under the headings “Lease Residual Class Action,” “Red Carpet Lease Terminations”, “Late Charges Class Action”, “Ford Credit Debt Collection Class Actions”, and “Fair Lending Class Action”.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      All shares of the registrant’s Common Stock at December 31, 2000 were owned by Ford FSG, Inc., a wholly-owned subsidiary of Ford, and, accordingly, there was no market for such stock. During 2000, Ford Credit declared cash dividends of $119.7 million. During 1999, Ford Credit declared cash dividends of $2,317.0 million. Dividends also were paid in 1998, 1997, 1996 and 1995. Ford Credit may pay additional dividends from time to time depending on Ford Credit’s receivables levels, capital requirements, and profitability.

Item 6.  Selected Financial Data

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2000	1999	1998	1997	1996

Selected Income Statement (in millions)
Financing revenue

Operating leases	$11,054	$9,850	$9,661	$8,895	$8,224

Retail	8,146	6,931	6,210	5,227	5,001

Wholesale	2,442	1,683	1,620	1,588	1,646

Other	526	421	399	392	477

Total finance revenue	22,168	18,885	17,890	16,102	15,348

Depreciation on operating leases	7,846	7,564	7,327	6,188	5,538

Interest expense	8,970	7,193	6,910	6,268	6,260

Net financing margin	5,352	4,128	3,653	3,646	3,550

Insurance premiums earned	226	236	293	298	226

Investment and other income	1,212	1,238	1,119	945	1,132

Total financing margin and revenue	6,790	5,602	5,065	4,889	4,908

Operating expenses	2,415	2,125	1,777	1,478	1,468

Provision for credit losses	1,671	1,166	1,180	1,338	993

Other insurance expenses	209	207	296	267	207

Total expenses	4,295	3,498	3,253	3,083	2,668

Income before income taxes	2,495	2,104	1,812	1,806	2,240

Provision for income taxes	926	791	680	727	731

Minority interests in net income of subsidiaries	33	52	48	48	68

Net income	$1,536	$1,261	$1,084	$1,031	$1,441

Net income from financing operations	$1,514	$1,236	$1,082	$1,030	$1,386

Net income from affiliated companies	22	25	2	1	55

Cash dividends	120	2,317	500	596	949

Return on equity	13.1%	11.5%	10.6%	10.8%	16.1%

Earnings-to-fixed charges ratio	1.3	1.3	1.3	1.3	1.3

Selected Balance Sheet (in billions)
Finance Receivables

Retail	$80.8	$76.2	$67.7	$55.6	$53.1

Wholesale	34.1	26.5	22.7	21.6	22.7

Other	9.1	7.2	6.8	5.3	5.9

Total finance receivables, net of unearned income	124.0	109.9	97.2	82.5	81.7

Deduct: Allowance for credit losses	(1.3)	(1.1)	(1.3)	(1.2)	(0.9)

Finance receivables, net	$122.7	$108.8	$95.9	$81.3	$80.8

Operating leases, net	$38.5	$32.8	$34.6	$34.8	$30.7

Assets

Financing operations	$174.3	$156.6	$137.2	$122.0	$121.7

Total assets	$174.3	$156.6	$137.2	$122.0	$121.7

Capitalization (in billions)

Debt payable within one year	$63.0	$69.8	$63.3	$55.8	$52.2
Debt payable after one year

Senior	83.3	63.2	51.6	44.8	45.5

Subordinated and other	—	0.1	0.1	0.1	0.3

Total debt payable after one year	83.3	63.3	51.7	44.9	45.8

Total debt	146.3	133.1	115.0	100.7	98.0

Stockholder’s equity	12.2	10.9	10.6	9.6	9.2

Total capital	$158.5	$144.0	$125.6	$110.3	$107.2

Debt-to-equity ratio (to 1)	12.0	12.2	10.8	10.5	10.6

Debt payable within one year as percent of total capital	39.7%	48.5%	50.4%	50.6%	48.7%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2000 Results of Operations

      Ford Credit’s full-year 2000 financial statements include Volvo financing operations in the following regions: North America, Belgium, Britain, the Netherlands, Norway, and Switzerland. Volvo financing operations in Finland and Spain are included in second, third, and fourth quarter 2000 financial statements. Additional Volvo financing operations will be consolidated into Ford Credit’s financial results in 2001.

      Ford Credit is restructuring its operations in the United States and Canada. This restructuring involves the centralizing of collections and administrative functions, historically performed in Ford Credit’s 136 branches, into eight regional service centers. This process began in 1999 and currently five of the service centers are fully operational. The remaining three service centers are expected to be fully operational by May 2001.

2000 Compared with 1999

      Ford Credit’s consolidated net income in 2000 was $1,536 million, up $275 million or 22% from 1999. Compared with 1999, the increase in full-year earnings reflects primarily improved net financing margins and a higher level of receivables, offset partially by higher credit losses and operating costs.

      Total net finance receivables and net investment in operating leases at December 31, 2000 were $161 billion, up $19 billion or 13% from a year earlier. The increase in total net finance receivables and net investment in operating leases results primarily from Ford Motor Company-sponsored special financing and leasing programs that are available exclusively through Ford Credit, a higher volume of wholesale receivables, and inclusion of Volvo financing receivables. The percentage increase in installment sale receivables was less than the percentage increase in net investment in operating leases or wholesale receivables, because sales of installment sale receivables more than doubled from 1999 levels.

      Improved net financing margins reflect primarily lower depreciation expense resulting from fewer leased vehicles returned to Ford Credit at lease termination, offset partially by an increase in borrowing costs.

      Credit losses as a percent of average net finance receivables including net investment in operating leases increased to 0.84% in 2000 compared with 0.74% in 1999. This increase is due primarily to the launch of collection activities at the regional service centers in the United States and Canada, as the centers transitioned new staff and launched new collection tools. Increased losses also reflected growth in sub-prime financing at Ford Credit subsidiaries.

      Higher operating costs reflect primarily the servicing of a higher level of receivables, inclusion of operating expenses of recently acquired subsidiaries, and costs associated with the restructuring of United States and Canadian operations.

      During 2000, Ford Credit financed 51% of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the United States compared with 47% in 1999. In Europe, Ford Credit financed 32% of all new vehicles sold by Ford dealers, compared with 33% a year ago. Ford Credit’s retail financing for new and used vehicles totaled about 3.5 million in the United States and about 800,000 in Europe during 2000. Ford Credit provided wholesale financing for 84% of Ford, Lincoln, and Mercury factory sales in the United States and 96% of Ford factory sales in Europe, unchanged from 1999.

      In the fourth quarter of 2000, Ford Credit’s consolidated net income was $410 million, up $101 million or 33% from 1999 earnings of $309 million. Compared with 1999, the increase in earnings reflects primarily improved net financing margins and a higher level of receivables, offset partially by higher credit losses associated with the restructuring of operations in the United States and Canada.

1999 Results of Operations

      Ford Credit’s consolidated net income in 1999 was $1,261 million, up $177 million or 16% from 1998. Compared with 1998, the increase in full year earnings reflects primarily higher financing volumes and improved credit loss performance, offset partially by increased operating expense.

      Credit losses as a percent of average net finance receivables including net investment in operating leases decreased to 0.74% in 1999 compared with 0.86% in 1998, reflecting an improvement in portfolio credit quality.

      Higher operating expenses reflect primarily operating expenses of acquisitions, costs associated with the restructuring of operations in the United States and Canada, and employee separation programs.

      Total net finance receivables and net investment in operating leases at December 31, 1999 were $142 billion, up $11 billion or 9% from a year earlier. The increase results primarily from Ford-sponsored special retail financing programs that are available exclusively through Ford Credit.

      During 1999, Ford Credit financed 47% of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the United States compared with 42% in 1998. In Europe, Ford Credit financed 33% of all new vehicles sold by Ford dealers, unchanged from a year earlier. Ford Credit’s retail financing for new and used vehicles totaled about 3.1 million in the United States and about 800,000 in Europe during 1999. In 1999, Ford Credit provided wholesale financing for 84% of Ford, Lincoln, and Mercury factory sales in the United States and 96% of Ford factory sales in Europe compared with 83% for the United States and 95% for Europe in 1998.

      In the fourth quarter of 1999, Ford Credit’s consolidated net income was $309 million, up $75 million or 32% from 1998 earnings of $234 million. Compared with 1998, the increase in fourth-quarter earnings reflects primarily a higher level of finance receivables and improved credit loss performance offset partially by higher operating expenses.

New Accounting Standards

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which supersedes SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 is effective for transfers occurring after March 31, 2001, with its disclosure requirements relating to securitization transactions and collateral effective for fiscal years ending after December 15, 2000. Applicable disclosure requirements have been made in the financial statements.

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The company adopted SFAS 133 (as amended by SFAS 138) on January 1, 2001. The effects of adopting this statement have been disclosed in the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Risk and capital management have been identified as two of Ford Credit’s key strategic initiatives. Ford Credit’s risk and capital management policies and practices are intended to:

•	Ensure compliance with all legal and regulatory requirements.

•	Maintain sufficient capital to protect creditors against unexpected events, consistent with that of other companies having a U.S. public debt rating similar to Ford Credit.

•	Provide funding availability throughout various economic and credit cycles.

•	Measure and manage risk appropriately.

RISK MANAGEMENT ORGANIZATION

      Ford Credit’s Global Risk Management (“GRM”) organization, which consists of more than 150 risk management professionals worldwide, is led by an Executive Vice President who reports to Ford Credit’s Chairman and Chief Executive Officer. GRM has developed a comprehensive plan to update and implement risk management policies and procedures, improve risk measurement and management across Ford Credit, assess portfolio diversification, validate existing controls, and partner with operating management and the Chief Financial Officer’s organization to identify opportunities that could enhance shareholder value.

      In addition to GRM at Ford Credit, Ford has a team of professionals in its Treasurer’s Office that manages interest rate, currency, liquidity, and counterparty risks of Ford and Ford Credit collectively. This team reports jointly to the Vice President and Treasurer of Ford, and the Executive Vice President and Chief Financial Officer of Ford Credit. GRM, the Treasurer’s Office and the Chief Financial Officer’s organization are jointly responsible for assessing capital adequacy.

      Ford’s Office of the General Counsel and Ford Credit’s Legal Office are responsible for ensuring compliance with all legal and regulatory requirements.

TYPES OF RISK AND RISK MANAGEMENT

      In the normal course of business, Ford Credit is exposed to several types of risk. These risks include primarily credit, residual, interest rate, currency and liquidity risks. Each form of risk is uniquely managed in the context of its contribution to Ford Credit’s overall global risk. Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks.

      As an indirect, wholly-owned subsidiary of Ford, Ford Credit has access to proprietary Ford information, including new product plans, production schedules and marketing programs. This information is used to coordinate efforts within all areas of Ford to minimize risk and maximize opportunities in order to increase shareholder value.

      Following is a discussion of Ford Credit’s risk management practices used to manage more than 90% of Ford Credit’s worldwide net finance receivables and operating leases, which equaled $122.7 and $38.5 billion respectively at December 31, 2000, and essentially all liabilities and equity. Ford Credit is continuously reviewing and improving its risk management practices and extending these risk management practices to its remaining portfolio around the world.

Credit Risk

      Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Ford Credit actively manages credit risk of consumer and non-consumer products to balance the level of risk and return.

Consumer Credit

      Retail products (vehicle installment sale and lease contracts) are divided into more than 75 segments by risk tier, term and whether the vehicle financed is new or used. These segment data are used to assist with product pricing to ensure risk factors are appropriately considered. Segmentation data are also used in contract servicing to make certain that contracts receive attention appropriate to their risk level. In addition, Ford Credit is reorganizing into regional service centers to streamline retail customer service activities and to realize economies of scale from the latest servicing technology.

      Credit investigations include a credit bureau review of each applicant together with an internal review and verification process. Retail credit loss management strategy is based on historical experience of more than 15 million contracts. Statistically-based retail credit risk rating models are used to determine the creditworthiness of applicants. The accuracy of these models is reviewed and revalidated quarterly against actual performance and recalibrated, as necessary.

      Ford Credit has developed behavioral models to assist in determining optimal collection strategies. Accounts are placed in risk categories for collection follow-up. Reasonable efforts are made to collect on delinquent accounts and keep accounts current. Repossession is considered a last resort. A repossessed vehicle is sold and proceeds are applied to the amount owing on the receivable. Ford’s Vehicle Remarketing Department manages the sale of repossessed vehicles, seeking the highest net price for the vehicle. Collection of the remaining balance continues after repossession until the account is paid in full or is deemed uncollectible by Ford Credit.

Non-Consumer Credit

      Ford Credit extends non-consumer credit primarily to vehicle dealers in the form of approved lines of credit to purchase inventories of new and used vehicles. In addition, Ford Credit provides mortgage, working capital and other types of loans to dealers. Ford Credit also provides state and local governments, leasing and daily rental companies as well as other commercial entities with financing for their automotive needs.

      Each non-consumer loan is evaluated, taking into consideration the borrower’s financial condition, collateral, debt servicing capacity, and numerous other financial and qualitative factors. All credit exposures are reviewed at least annually with special loan committees reviewing higher credit exposures.

      To monitor potential credit deterioration, dealers are required to submit monthly financial statements. An evaluation rating is assigned to each dealer and physical audits of vehicle inventory are performed periodically, with higher audit frequency for higher risk dealers. In addition, inventory financing payoffs are monitored daily to detect adverse deviations from typical payoff patterns, in which case appropriate actions are taken.

Residual Risk

      Residual risk is the possibility that the actual proceeds realized by Ford Credit upon the sale of returned vehicles at lease termination will be lower than the present internal forecast of residual values.

      In general, lease contracts are written with vehicle lease-end values based on Automotive Leasing Guide (ALG) residual guidelines. For financial reporting purposes, however, Ford Credit sets the internal value of expected residual values (net of costs) based on a proprietary econometric model that uses historical experience and forward-looking information available to Ford Credit. This information includes new product plans, marketing programs and quality metrics. Any unfavorable gap between Ford Credit’s internal forecast and contract lease-end value is reserved on the balance sheet as depreciation. Reserve adequacy is reviewed quarterly to reflect changes in the projected values.

      At lease termination, Ford Credit maximizes residual proceeds through the use of models to determine which geographic market would yield the highest resale value, net of transportation cost. Lease extensions or early terminations also may be offered to take advantage of seasonal resale patterns.

Financial Market Risk

      The goal of financial market risk management is to reduce the profit volatility effect of changes in interest rates and currency exchange rates. Interest rate and currency exposures are monitored and managed by Ford Credit as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on Ford Credit’s operating results. Risk is reduced in two ways: 1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and 2) through the use of interest rate and foreign exchange derivatives. Ford Credit’s derivatives strategy is defensive; derivatives are not used for speculative purposes.

Interest Rate Risk

      Ford Credit’s asset base consists primarily of fixed-rate retail installment sale and lease contracts, with an average life of about two years, and floating rate inventory financing receivables. Funding sources consist of short-term commercial paper, term debt and receivable sales. To ensure funding availability over a business cycle, Ford Credit often borrows longer-term debt (five to ten years). Interest rate swaps are used to change the interest characteristics of the debt to match the interest rate characteristics of Ford Credit’s assets. This matching locks in margins and reduces profit volatility. A portion of assets are funded with equity, and volatility can occur as changes in interest rates impact the market value of equity. This volatility is usually small.

      The interest rate sensitivity of Ford Credit’s assets and liabilities, including hedges, is evaluated each month. In addition, the hedging strategy is stress-tested periodically to ensure it remains effective over a range of potential changes in interest rates.

      Assuming an instantaneous increase of one percentage point in interest rates applied to all financial assets, debt and hedging instruments, Ford Credit’s after-tax earnings would decline by $54 million over the ensuing twelve-month period.

Currency Risk

      Ford Credit generally manages assets and liabilities in local country currency, thus eliminating exposure to exchange rate movements. When a different currency is used, Ford Credit typically uses foreign currency agreements to hedge specific debt instruments and intercompany loans. Ford Credit’s earnings in the ensuing twelve-month period would not be materially affected by the change in the value of Ford Credit’s financial assets, debt and hedging instruments resulting from an instantaneous 10% change in foreign currency rates relative to the U.S. dollar.

Counterparty Risk

      Counterparty risk relates to the loss to Ford Credit that could occur if the counterparty to an interest rate or foreign currency hedging or similar contract with Ford Credit defaults. Ford and Ford Credit jointly establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Exposures to counterparties, including the mark-to-market on derivatives, are monitored on a periodic basis.

Liquidity Risk

      Liquidity risk is the possibility of being unable to meet all present and future financial obligations as they come due. One of Ford Credit’s major objectives is to maintain funding availability through any economic or business cycle. Ford Credit focuses on developing funding sources to support growth and refinancing of maturing debt. Ford Credit also issues debt that, on average, matures later than assets liquidate, further enhancing overall liquidity.

      Ford Credit is one of the world’s largest issuers of corporate debt. Global funding activities include the direct sale of commercial paper, the placement of term debt to retail and institutional investors and the sale of receivables.

      Management closely monitors the amount of short-term funding and mix of short-term funding to total debt, the overall composition of total debt and the availability of committed credit facilities in relation to the level of outstanding short-term debt. Stress testing of Ford Credit’s liquidity position is conducted periodically.

      Recent efforts to provide additional sources of liquidity and further diversify Ford Credit’s funding base include the reduction in the reliance on short-term debt and the development of more efficient term debt instruments. In 1999, Ford Credit implemented the first Corporate Global Bond Program (GlobLSTM), which offers large liquid transactions with broad investor participation, investor loyalty, and enhanced secondary market performance. Other major initiatives include a multi-issuer Euro medium-term note program for certain international affiliates and the first corporate Internet bond offering. Also, the sale of receivables through an asset-backed securitization “ABS” program was expanded to appeal to a global investor base — the first global ABS transaction was issued by Ford Credit in 2000. The sale of asset-backed commercial paper also adds to Ford Credit’s funding capacity.

      Ford Credit has, and has the ability to use Ford’s, committed lines of credit from major banks, which provide additional levels of liquidity. (See Note 10 of Notes to Financial Statements for a detailed discussion of these credit lines). About 70% of these facilities have five-year terms. These facilities do not contain restrictive financial covenants (e.g., debt-to-equity limitations) or material adverse change clauses that could preclude borrowing under these facilities.

CAPITAL ADEQUACY

      Underlying Ford Credit’s risk and capital management strategies is the need to effectively leverage capital in a way that:

•	Protects creditors against worst-case unexpected losses consistent with Ford Credit’s debt ratings.

•	Provides adequate returns by pricing products commensurate with the level of risk.

      Ford Credit’s capital management framework optimizes the use of capital by sizing equity in proportion to risk. Ford Credit manages its capital structure and makes adjustments as the level of portfolio risk changes. A capital adequacy study that quantifies the sources of creditors’ risk protection and stress tests risks is performed semi-annually.

Sources of Creditor Risk Protection

      In evaluating the sources of creditor risk protection, Ford Credit looks beyond equity stated in its financial statements, and analyzes cash flows in the event of worst-case unexpected losses. Net revenue from the existing asset portfolio, credit loss reserves, residual loss reserves, and net deferred tax liabilities provide incremental creditor risk protection, in addition to stated equity on the balance sheet. Ford Credit believes that the traditional view of capital adequacy, expressed as debt-to-equity ratios, excludes other sources of creditor risk protection, understating creditor risk protection.

      Ford Credit’s objective is to provide customers with competitively priced financing products. In addition to taking into consideration borrowing and operating costs, Ford Credit’s pricing model includes factors related to credit and residual risks, profits and related income taxes. To date, total net revenue from the existing asset portfolio has been sufficient to cover both expected and unexpected losses. For example, Ford Credit continued to be profitable even in periods when it experienced higher-than-normal credit losses (late 1980’s) and residual losses (late 1990’s). Creditor risk protection associated with total net revenue is evaluated using a conservative estimate of lifetime expected net income and related income taxes from the existing portfolio, after consideration of defaults associated with stress testing.

      Additional sources of creditor risk protection, in the form of reserves on the balance sheet, include credit loss reserves and residual loss reserves. Credit and residual loss reserves are established to reflect partial impairment of underlying asset values as recorded on the balance sheet due to expected losses. Establishment of these reserves results in a charge to earnings (equity) before actual losses occur. Because these reserves are established in addition to credit and residual loss expectation factors included in pricing, they protect creditors if actual losses exceed initial loss expectations.

      Net deferred tax liabilities reflect timing differences between the financial statement and tax treatment of revenues and expenses. In the event of unexpected losses, the net deferred tax liability is reduced or eliminated without any actual tax payment, thus providing an additional source of creditor risk protection.

Quantifying Risk Through Stress Testing

      As part of Ford Credit’s capital adequacy study, the asset portfolio is stress tested semi-annually to simulate lifetime worst-case unexpected losses and define the level of capital required. The results of this study are integrated into the pricing of Ford Credit’s products by allocating a capital charge to all products consistent with the underlying risks of each product.

      The stress test study is based on statistical modeling of lifetime worst-case unexpected losses for each asset class. Worst-case unexpected losses are calculated at a 99.9% confidence level, consistent with bond default levels for single A rated companies. All risk drivers in the portfolio are stress tested, including the likelihood that all segments of the portfolio will experience worst-case losses at the same time. Following is a discussion of the methodology used to stress test consumer credit risk and residual losses:

•	Consumer credit loss stress testing is based on the historical experience of nearly fifteen million liquidated contracts purchased since 1984. The historic portfolio is stratified and the distribution and correlations of defaults for each group are analyzed. Finally, a simulation model is used to replicate potential retail portfolio behavior in worst-case scenarios, assuming that distribution of defaults is statistically lognormal.

•	Residual loss stress testing is based on the historical experience of dispositions since 1993 and assumes that all of the vehicles from non-defaulting leases will be returned to Ford Credit at the end of the lease term. The historic portfolio is stratified and a statistical model is used to estimate the volatility of auction values. Finally, to compensate for limited historical data, 30 years of used vehicle price volatility is incorporated.

Capital Adequacy Study Conclusions

      To assess Ford Credit’s capital adequacy, stress-testing results (total lifetime worst-case unexpected losses) are compared against all sources of creditor risk protection. At December 31, 2000, Ford Credit believed that its creditors had risk protection of more than 150% of modeled worst-case unexpected losses for any operational and other risks that may not have been quantified in the study. Ford Credit updates the capital adequacy study semi-annually. Capital will be adjusted as the level of risk and other sources of creditor risk protection changes.

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

Report of Independent Accountants

Ford Motor Credit Company and Subsidiaries

Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998.

Consolidated Balance Sheet, December 31, 2000 and 1999.

Consolidated Statement of Stockholder’s Equity, 2000, 1999 and 1998.

Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

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

(a)  3.  Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.
Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.	Filed as Exhibit 3-B to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.
Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.
Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration No. 33-20081 and incorporated herein by reference.
Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated hereby by reference.
Exhibit 4-A-6	Form of Sixth Supplemental Indenture dates as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.
Exhibit 10-J	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 1999 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 99 to Ford Motor Credit Company Report on Form 8-K dated January 11, 1999 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 10-X	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.
Exhibit 12-A	Computation of Ratio of Earnings to Fixed Charges of Ford Credit.	Filed with this Report.
Exhibit 12-B	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of Ford.	Filed with this Report.
Exhibit 23	Consent of Independent Accountants.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.

      Instruments defining the rights of holders of certain issues of long-term debt of the registrant have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the registrant. The registrant agrees to furnish a copy of each of such instruments to the Commission upon request.

(b)  Reports on Form 8-K

      Ford Credit filed the following Report on Form 8-K during the quarter ended December 31, 2000, which did not contain financial statements:

Date of Report	Item

November 1, 2000	Item 5 — Other Events

November 2, 2000	Item 5 — Other Events

December 1, 2000	Item 5 — Other Events

December 22, 2000	Item 5 — Other Events

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ford Motor Credit Company

By	/s/ DONALD A. WINKLER*

(Donald A. Winkler,
Chairman of the Board of Directors)

Date: March 28, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

DONALD A. WINKLER* (Donald A. Winkler)	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	March 28, 2001

BIBIANA BOERIO* (Bibiana Boerio)	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 28, 2001

BARRETT BURNS* (Barrett Burns)	Director	March 28, 2001

TERRY D. CHENAULT* (Terry D. Chenault)	Director	March 28, 2001

DAVID C. FLANIGAN* (David C. Flanigan)	Director	March 28, 2001

ELIZABETH S. ACTON* (Elizabeth S. Acton)	Director	March 28, 2001

GREGORY C. SMITH* (Gregory C. Smith)	Director	March 28, 2001

HENRY D. WALLACE* (Henry D. Wallace)	Director	March 28, 2001

*By	/s/ EMILY E. SMITH-SULFARO

(Emily E. Smith-Sulfaro,
Attorney-in-Fact)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of

Ford Motor Credit Company:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

DETROIT, MICHIGAN

JANUARY 18, 2001

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(in millions)

	For the Years Ended December 31

	2000	1999	1998

Financing revenue

Operating leases	$11,054.4	$9,850.0	$9,661.4

Retail	8,145.7	6,931.1	6,209.6

Wholesale	2,442.4	1,683.2	1,620.4

Other	525.3	421.1	398.9

Total financing revenue	22,167.8	18,885.4	17,890.3

Depreciation on operating leases	(7,845.7)	(7,564.5)	(7,327.4)

Interest expense	(8,970.1)	(7,193.4)	(6,910.4)

Net financing margin	5,352.0	4,127.5	3,652.5
Other revenue

Insurance premiums earned	225.6	236.6	292.9

Investment and other income	1,212.3	1,237.7	1,119.3

Total financing margin and revenue	6,789.9	5,601.8	5,064.7
Expenses

Operating expenses	2,415.4	2,124.5	1,777.0

Provision for credit losses	1,670.8	1,166.4	1,179.5

Other insurance expenses	208.7	207.1	296.0

Total expenses	4,294.9	3,498.0	3,252.5

Income before income taxes	2,495.0	2,103.8	1,812.2

Provision for income taxes	925.6	790.6	680.2

Income before minority interests	1,569.4	1,313.2	1,132.0

Minority interests in net income of subsidiaries	32.9	52.1	47.8

Net income	$1,536.5	$1,261.1	$1,084.2

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	December 31

	2000	1999

ASSETS

Cash and cash equivalents	$1,123.4	$942.2

Investments in securities	547.4	524.4

Finance receivables, net	122,738.4	108,753.8

Net investment, operating leases	38,457.0	32,838.2

Retained interest in securitized assets	3,686.6	3,442.8

Notes and accounts receivable from affiliated companies	2,489.1	6,128.2

Other assets	5,215.9	4,001.1

Total assets	$174,257.8	$156,630.7

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Accounts payable

Trade, customer deposits, and dealer reserves	$4,758.1	$2,908.3

Affiliated companies	1,036.9	1,235.2

Total accounts payable	5,795.0	4,143.5

Debt	146,294.7	133,073.7

Deferred income taxes	4,495.4	3,564.0

Other liabilities and deferred income	5,468.8	4,511.0

Total liabilities	162,053.9	145,292.2

Minority interests in net assets of subsidiaries	17.3	414.4
Stockholder’s Equity

Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25.0	25.0

Paid-in surplus (contributions by stockholder)	4,273.0	4,341.6

Accumulated other comprehensive loss	(383.7)	(298.0)

Retained earnings	8,272.3	6,855.5

Total stockholder’s equity	12,186.6	10,924.1

Total liabilities and stockholder’s equity	$174,257.8	$156,630.7

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(in millions)

					Accumulated Other
					Comprehensive Income/(Loss)

					Unrealized		Unrealized
			Note		Gain on		Gain/(Loss)
			Receivable		Retained		on
			from		Interest in	Foreign	Investments
	Capital	Paid in	Affiliated	Retained	Securitized	Currency	in
	Stock	Surplus	Company	Earnings	Assets	Translation	Securities	Total

Balance at January 1, 1998	$25.0	$3,891.6	$(1,517.0)	$7,327.4	$—	$(189.4)	$46.9	$9,584.5
Comprehensive income

Net income	—	—	—	1,084.2	—	—	—	1,084.2

Foreign currency translation	—	—	—	—	—	29.3	—	29.3

Unrealized gain (net of tax of $12.3)	—	—	—	—	—	—	20.5	20.5

Less: Reclassification adjustment for gains realized in net income (net of tax of $15.3)	—	—	—	—	—	—	(25.4)	(25.4)

Total comprehensive income, net of tax	—	—	—	1,084.2	—	29.3	(4.9)	1,108.6

Paid-in surplus	—	451.8	—	—	—	—	—	451.8

Cash dividends	—	—	—	(500.2)	—	—	—	(500.2)

Year ended December 31, 1998	$25.0	$4,343.4	$(1,517.0)	$7,911.4	$—	$(160.1)	$42.0	$10,644.7
Comprehensive income

Net income	—	—	—	1,261.1	—	—	—	1,261.1

Retained interest in securitized assets (net of tax of $33.4)	—	—	—	—	55.4	—	—	55.4

Foreign currency translation	—	—	—	—	—	(209.4)	—	(209.4)

Unrealized loss (net of tax of $1.9)	—	—	—	—	—	—	(3.2)	(3.2)

Less: Reclassification adjustment for gains realized in net income (net of tax of $13.7)	—	—	—	—	—	—	(22.7)	(22.7)

Total comprehensive income, net of tax	—	—	—	1,261.1	55.4	(209.4)	(25.9)	1,081.2

Settlement of Note Receivable	—	—	1,517.0	—	—	—	—	1,517.0

Paid-in surplus	—	(1.8)	—	—	—	—	—	(1.8)

Cash dividends	—	—	—	(2,317.0)	—	—	—	(2,317.0)

Year ended December 31, 1999	$25.0	$4,341.6	$0.0	$6,855.5	$55.4	$(369.5)	$16.1	$10,924.1
Comprehensive income

Net income	—	—	—	1,536.5	—	—	—	1,536.5

Retained interest in securitized assets (net of tax of $66.8)	—	—	—	—	113.3	—	—	113.3

Foreign currency translation	—	—	—	—	—	(208.4)	—	(208.4)

Unrealized gain (net of tax of $7.0)	—	—	—	—	—	—	19.6	19.6

Less: Reclassification adjustment for gains realized in net income (net of tax of $6.0)	—	—	—	—	—	—	(10.2)	(10.2)

Total comprehensive income, net of tax	—	—	—	1,536.5	113.3	(208.4)	9.4	1,450.8

Paid-in surplus	—	(68.6)	—	—	—	—	—	(68.6)

Cash dividends	—	—	—	(119.7)	—	—	—	(119.7)

Year ended December 31, 2000	$25.0	$4,273.0	$0.0	$8,272.3	$168.7	$(577.9)	$25.5	$12,186.6

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31

	2000	1999	1998

Cash flows from operating activities

Net income	$1,536.5	$1,261.1	$1,084.2

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for credit losses	1,670.8	1,166.4	1,179.5

Depreciation and amortization	8,333.2	7,995.1	7,366.3

Gain on sales of finance receivables	(13.8)	(82.6)	(192.7)

Increase in deferred income taxes	765.6	432.2	356.4

Decrease/(increase) in other assets	226.4	(1,343.7)	(1,353.6)

Increase/(decrease) in other liabilities	1,190.1	127.0	(52.8)

Other	458.0	110.5	260.2

Net cash provided by operating activities	14,166.8	9,666.0	8,647.5

Cash flows from investing activities

Purchase of finance receivables (other than wholesale)	(62,216.2)	(54,525.8)	(48,886.3)

Collection of finance receivables (other than wholesale)	35,390.9	33,575.6	28,033.7

Purchase of operating lease vehicles	(26,945.0)	(23,334.9)	(19,156.7)

Liquidation of operating lease vehicles	15,285.9	16,668.2	12,798.1

Net change in wholesale receivables	(7,136.9)	(4,026.2)	(797.6)

Proceeds from sales of receivables	19,544.4	9,928.9	7,907.8

Decrease/(increase) in note receivable with affiliate	3,619.2	(4,757.6)	—

Proceeds from settlement of intercompany note receivable	—	1,517.0	—

Purchase of investment securities	(559.2)	(894.4)	(1,911.7)

Proceeds from sale/maturity of investment securities	550.6	1,095.8	2,073.8

Acquisition of minority interest	(659.4)	—	—

Other	(484.9)	(217.8)	(37.7)

Net cash used in investing activities	(23,610.6)	(24,971.2)	(19,976.6)

Cash flows from financing activities

Proceeds from issuance of long-term debt	33,837.7	34,128.4	18,186.7

Principal payments on long-term debt	(21,947.6)	(12,266.0)	(12,922.1)

Change in short-term debt, net	(775.2)	(3,974.5)	6,541.2

Cash dividends paid	(269.7)	(2,167.0)	(500.2)

Other	(382.6)	7.4	35.6

Net cash provided by financing activities	10,462.6	15,728.3	11,341.2

Effect of exchange rate changes on cash and cash equivalents	(837.6)	(261.7)	79.2

Net change in cash and cash equivalents	181.2	161.4	91.3

Cash and cash equivalents, beginning of year	942.2	780.8	689.5

Cash and cash equivalents, end of year	$1,123.4	$942.2	$780.8

Supplementary cash flow information

Interest paid	$8,533.0	$6,681.6	$6,526.6

Taxes paid	178.5	215.1	325.9

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include Ford Motor Credit Company and its controlled domestic and foreign subsidiaries and joint ventures (“Ford Credit”). Affiliates that are 20-50 percent owned are included in the consolidated financial statements on an equity basis. Ford Credit is an indirect wholly owned subsidiary of Ford Motor Company (“Ford”). Use of estimates, as determined by management, are required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates. Certain amounts in prior years’ financial statements have been reclassified to conform with current year presentation.

Nature of Operations

      Ford Credit operates in many locations around the world, the most significant of which are the United States and Europe. Ford Credit’s reportable operating segments include Ford Credit North America and Ford Credit International. Ford Credit North America consists of the United States and Canada. Ford Credit International consists of all other countries.

      Ford Credit’s financing operations primarily consist of: the purchase of retail installment sale contracts and retail leases from franchised Ford vehicle dealers; wholesale financing and capital loans to franchised Ford vehicle dealers and other franchises associated with such dealers; and loans to vehicle leasing companies. Ford Credit conducts insurance operations through its wholly owned subsidiary, The American Road Insurance Company (“TARIC”).

Revenue Recognition

      Revenue from finance receivables is recognized using the interest (actuarial) method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be impaired. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is expected. Other amounts collected are generally recognized first as a reduction of principal. Any remaining amounts are treated as a recovery.

      Agreements with Ford and other affiliates provide for interest supplements and other support payments to Ford Credit on certain financing and leasing transactions. These payments are recognized as income over the period that the related finance receivables and leases are outstanding.

      Insurance premiums are earned over the policy periods. Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience. Physical damage insurance premiums covering vehicles financed at wholesale by Ford Credit and its finance subsidiaries are recognized in income on a monthly basis as billed. Other physical damage, credit life, and credit disability premiums are earned over the life of the related policies, primarily on the sum-of-the-digits basis. Certain costs of acquiring new business are deferred and amortized over the terms of the related policies on the same basis on which premiums are earned. Direct and ceded insurance premiums are earned over the life of the policy based on historical loss experience for contractual liability policies, and on the sum-of-the-digits basis for credit life and disability policies. Ceded insurance agreements do not relieve TARIC of its primary obligation to policyholders.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1.  ACCOUNTING POLICIES — Continued

Sale of Receivables and Operating Leases

      Ford Credit periodically sells finance receivables through special purpose subsidiaries, retains the servicing rights and certain other beneficial interests, and receives a servicing fee which is recognized as collected over the remaining term of the related sold finance receivables. Estimated gains or losses from the sale of finance receivables are recognized in the period in which the sale occurs. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale. The retained interest includes senior notes, interest-only strips, subordinated certificates, restricted cash held by securitization trusts, and allowance for credit losses. These financial instruments are recorded at fair value with unrealized gains or losses excluded from income and reported, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity.

      Ford Credit also periodically sells vehicles subject to operating leases to special purpose subsidiaries under sale-leaseback arrangements. The leaseback arrangements are structured as operating leases. Pursuant to these transactions, the vehicles sold are removed from the balance sheet and any gain on sale is deferred and amortized over the period of the leaseback arrangement. Ford Credit continues to service the leases and is paid a servicing fee which is recognized as received. Ford Credit also retains certain residual value and credit risks which are considered in the calculation of the gain on sale.

Depreciation

      Depreciation expense on operating leases is recorded on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Gains or losses upon disposal and adjustments to reflect impairment of the vehicle’s residual value are also included in depreciation expense.

Residual Values

      The Company has significant investments in the residual values of its leasing portfolios. Residual values represent estimates of the value of the assets at the end of the lease terms and are initially calculated based on appraisals and estimates. Residual values are reviewed on a regular basis to determine that recorded amounts are appropriate. Estimated reserves for residual values are based on various assumptions which include used car prices at lease termination and the number of vehicles that will be returned to the Company. These assumptions and the related reserve may change based on market conditions.

Allowance for Credit Losses

      An allowance for estimated credit losses is established during the period in which receivables or vehicles leased are acquired and is based on historical experience and other factors that affect collectibility. The allowance for estimated credit losses includes a provision for certain non-homogenous impaired receivables. Impaired receivables are measured based on the present value of expected future cash flows discounted at the receivable’s effective interest rate. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Collateral held for resale, included in other assets, is carried at its estimated fair value at the date of repossession net of estimated disposal costs. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1.  ACCOUNTING POLICIES — Continued

Insurance Liabilities

      A liability for reported insurance claims and an estimate of unreported insurance claims, which is based on past experience, is included in other liabilities and deferred income.

Derivative Financial Instruments

      Ford Credit operates in many countries, and is exposed to market risks, including the effects of changes in interest rates and foreign currency exchange rates. Ford Credit issues debt and other payables with various maturities and interest rate structures in various currencies to ensure funding over business and economic cycles and to minimize overall borrowing costs. The maturity and interest rate structures frequently differ from the invested assets. Exposure to fluctuations in interest rates is caused by differences in maturities of liabilities compared with maturities of assets. Financial exposure is monitored and managed in accordance with Ford Credit’s established policies and procedures.

      Ford Credit has entered into agreements to manage exposures to fluctuations in interest rates and foreign currency exchange rates. These agreements are used to hedge interest rate exposure and to hedge debt and intercompany loans denominated in foreign currencies. All such instruments are classified as “held for purposes other than trading”; Company policy specifically prohibits the use of derivatives for speculative purposes.

      Interest rate swap agreements are used to manage the effects of interest rate fluctuations by changing the interest rate characteristics of Ford Credit’s debt to match the interest rate characteristics of related assets. Interest rate swap agreements are designated to hedge a specific debt issue, pool of debt or retail installment sale contracts. The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest expense or interest income. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense or interest income over the shorter of the remaining term of the swap or the underlying debt or retail installment sale contracts.

      Foreign currency exchange agreements, including swaps and forward contracts, are used to manage foreign exchange exposure. All currency swaps and forward contracts are designated to hedge specific foreign currency denominated debt instruments or intercompany loans. The differential paid or received on these contracts is recognized on an accrual basis as an adjustment to interest expense. Gains and losses related to foreign currency exchange agreements are recognized concurrently in earnings with gains and losses related to the revaluation of underlying debt. In the case of hedges of net investments in foreign subsidiaries, gains and losses are recognized in other comprehensive income to the extent they are effective as hedges.

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities”, was issued by the Financial Accounting Standards Board in June 1998. This Statement is effective for the Company as of January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item’s fair value. For cash-flow hedge transactions, the fair value of the derivative instrument will be reported in other comprehensive income. The ineffective portion of all hedges will be recognized in current-period earnings.

      Ford Credit estimates that it will record a net-of-tax cumulative-effect-type adjustment of approximately $200 million charge in accumulated other comprehensive income to recognize at fair value all derivative instruments that will be either non-designated or designated as cash-flow and fair-value hedges. The

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1.  ACCOUNTING POLICIES — Continued

adjustment to current earnings is not material. The adoption of this standard will also impact assets and liabilities on the balance sheet. In addition, there are a number of interpretive issues that are being considered by the Derivatives Implementation Group that could materially affect the transition adjustment, future net income and future accumulated other comprehensive income, depending on the outcome.

Foreign Currency Translation

      Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates with the effects of these translation adjustments being reported as a separate component of accumulated other comprehensive income in stockholder’s equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in income.

Cash Equivalents

      Ford Credit considers investments purchased with a maturity of three months or less to be cash equivalents.

NOTE 2.  PAID-IN SURPLUS

      Changes to paid-in surplus represent investment activity from Ford related to various financial services subsidiaries.

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

Balance at December 31, 2000:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)

Available-for-sale securities	$502.1	$44.5	$(5.4)	$541.2

Held-to-maturity securities	6.2	0.2	0.0	6.4

Total investments in securities	$508.3	$44.7	$(5.4)	$547.6

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 3.  INVESTMENTS IN SECURITIES — Continued

Balance at December 31, 1999:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)

Available-for-sale securities	$493.6	$42.4	$(18.2)	$517.8

Held-to-maturity securities	6.6	0.1	(0.3)	6.4

Total investments in securities	$500.2	$42.5	$(18.5)	$524.2

      The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 2000, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in millions)

Due in one year or less	$19.0	$18.9	$2.5	$2.6

Due after one year through five years	123.9	125.0	0.2	0.2

Due after five years through ten years	75.8	77.6	3.0	3.0

Due after ten years	92.8	96.3	0.5	0.6

Mortgage-backed securities	23.1	54.4	—	—

Equity securities	167.5	169.0	—	—

Total	$502.1	$541.2	$6.2	$6.4

      Proceeds from sales of available-for-sale securities were $551 million and $1.1 billion in 2000 and 1999, respectively. In 2000, gross realized gains and losses were $9.5 million and $6.7 million, respectively. In 1999, gross realized gains and losses were $32.8 million and $14.2 million, respectively. In 1998, gross realized gains and losses were $48.1 million and $3.4 million, respectively.

NOTE 4.  FINANCE RECEIVABLES

      Net finance receivables at December 31 were as follows:

	2000	1999

	(in millions)

Retail	$80,797.2	$76,181.6

Wholesale	34,122.0	26,450.0

Other	9,129.9	7,244.3

Total finance receivables, net of unearned income	124,049.1	109,875.9

Less: Allowance for credit losses	(1,310.7)	(1,122.1)

Finance receivables, net	$122,738.4	$108,753.8

      At December 31, 2000 finance receivables include $2.2 billion owed by three customers with the largest receivable balances.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 4.  FINANCE RECEIVABLES — Continued

      The contractual maturities of total finance receivables outstanding at December 31, 2000, net of unearned income, were as follows:

	Due in Year Ending December 31			Due After

	2001	2002	2003	2003	Total

	(in millions)

Retail	$37,174.5	$23,065.1	$11,707.4	$8,850.2	$80,797.2

Wholesale	34,102.4	4.4	1.1	14.1	34,122.0

Other	5,452.1	276.4	203.0	3,198.4	9,129.9

Total	$76,729.0	$23,345.9	$11,911.5	$12,062.7	$124,049.1

      It is Ford Credit’s experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

      The aggregate receivable balances related to accounts past due 60 days or more at December 31 were as follows:

	2000	1999

	(in millions)

Retail	$1,203.8	$868.0

Wholesale	233.7	127.7

Other	19.5	36.6

Total	$1,457.0	$1,032.3

      Included in retail and other receivables are investments in direct financing leases related to the leasing of motor vehicles.

	2000	1999

	(in millions)
Net investment in direct financing leases

Minimum lease rentals to be received	$4,611.0	$4,506.7

Estimated residual values	3,081.3	2,895.5

Less: Unearned income	(923.0)	(901.6)

Origination costs	58.0	56.8

Less: Allowance for credit losses	(116.3)	(50.8)

Net investment in direct financing leases	$6,711.0	$6,506.6

      Minimum direct financing lease rentals for each of the five succeeding years are as follows (in millions): 2001 — $1,820.9; 2002 — $1,301.8; 2003 — $904.7; 2004 — $444.3; 2005 — $104.7; thereafter — $34.6.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 5.  NET INVESTMENT, OPERATING LEASES

      Operating leases at December 31 were as follows:

	2000	1999

	(in millions)
Investment in operating leases

Vehicles, at cost	$48,491.2	$41,537.1

Lease initial direct costs	53.0	51.7

Less: Accumulated depreciation	(9,753.0)	(8,397.1)

Allowance for credit losses	(334.2)	(353.5)

Net investment in operating leases	$38,457.0	$32,838.2

      Future minimum rentals on operating leases are as follows (in millions): 2001 — $8,665.3; 2002 — $6,332.9; 2003 — $3,174.6; 2004 — $355.7, 2005 — $128.2.

NOTE 6.  ALLOWANCE FOR CREDIT LOSSES

      Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

	2000	1999	1998

	(in millions)

Balance, beginning of year	$1,475.6	$1,548.2	$1,471.4

Provision charged to operations	1,670.8	1,166.4	1,179.5
Deductions

Losses	1,596.8	1,274.2	1,242.7

Recoveries	(299.6)	(274.5)	(203.3)

Net losses	1,297.2	999.7	1,039.4
Other changes, principally amounts related to finance

receivables sold and translation adjustments	204.3	239.3	63.3

Net deductions	1,501.5	1,239.0	1,102.7

Balance, end of year	$1,644.9	$1,475.6	$1,548.2

NOTE 7.  RETAINED INTEREST IN SECURITIZED ASSETS

      Ford Credit has sold retail and wholesale receivables through special purpose subsidiaries. Ford Credit’s servicing portfolio related to these finance receivable sales amounted to $28.4 billion and $19.5 billion at December 31, 2000 and 1999, respectively. Components of retained interest in securitized assets for the years ended December 31 include:

	2000	1999

	(in millions)

Senior notes	$1,664.4	$1,983.5

Interest-only strips	698.0	336.7

Subordinated certificates	1,067.5	939.9

Restricted cash held by securitization trusts	256.7	182.7

Total	$3,686.6	$3,442.8

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 7.  RETAINED INTEREST IN SECURITIZED ASSETS — Continued

      For the years ended December 31, 2000 and 1999, at point-of-sale, Ford Credit assumed a discount rate between 12% and 14%, a prepayment speed of 1.50% which represents expected payments in excess of normal scheduled maturity rates, and average credit losses of 1.32% over the life of the pool. The following table summarizes the cash flow movements between the special purpose subsidiaries and Ford Credit:

	2000	1999

	(in millions)

Proceeds from new securitizations	$18,918.3	$9,167.3

Proceeds reinvested in revolving-period securitizations	626.1	761.6

Purchases of delinquent or foreclosed loans	108.7	103.6

Gain on sales of finance receivables	13.8	82.6

Servicing fees collected	190.2	135.6

Principal and interest received on interests retained	1,168.6	1,328.5

      Outstanding delinquencies on Ford Credit’s securitized portfolio were $414.9 million and $236.6 million at December 31, 2000 and 1999, respectively. Credit losses, net of recoveries, were $91.1 million and $74.1 million at December 31, 2000 and 1999, respectively.

      The interest-only strips, subordinated certificates, and restricted cash held by securitization trusts are subject to limited recourse provisions. Retained interests are recorded at fair value. In determining the fair value of the interest-only strips, the Company discounts the present value of the projected cash flows (which considers anticipated credit losses and prepayment rates) retained at various discount rates based on economic factors in individual countries. The weighted average discount rate of the projected cash flows was 12.58% at December 31, 2000. Estimated credit losses related to these assets are based principally on historical and projected loss experience over the life of the finance receivables and operating leases. The assumed annual credit loss rate was 1.38% (weighted average rate for all pools) at December 31, 2000. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Expected static pool losses were 1.55% (weighted average rate for all pools) at December 31, 2000. The assumed prepayment rate, which represents expected payments in excess of normal scheduled maturity rates, was 1.50% (weighted average rate for all pools) at December 31, 2000. The estimated remaining weighted average life of prepayable assets was 12.1 months at December 31, 2000. The fair value of senior notes and subordinated certificates are estimated based on market prices. Book value of restricted cash held by securitization trusts represents discounted future value of estimated cash releases from securitization trusts.

      At December 31, 2000, the sensitivity of the current fair value of residual cash flows to a 10% adverse change in key assumptions were as follows: prepayment speed — $11.4 million decrease; expected credit losses  — $32.4 million decrease; and discount rate — $14.1 million decrease. The sensitivity of the current fair value of residual cash flows to a 20% adverse change in key assumptions were as follows: prepayment speed — $18.4 million decrease; expected credit losses — $64.6 million decrease; and discount rate — $27.8 million decrease. The effect of a variation in a particular assumption on the fair value of retained interest was calculated without changing any other assumptions and changes in one factor may result in changes in another.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 8.  OTHER ASSETS

      Other assets at December 31 were as follows:

	2000	1999

	(in millions)

Investment in used vehicles held for resale, at estimated fair value	$2,094.3	$1,533.1

Deferred charges and other assets	1,461.0	1,259.1

Prepaid reinsurance premiums	1,305.4	952.0

Property and equipment, net of accumulated depreciation of $169.8 in 2000 and $164.5 in 1999	355.2	256.9

Total	$5,215.9	$4,001.1

NOTE 9.  DEBT

      Debt at December 31 was as follows:

	Weighted-
	Average(a)
	Interest Rates		Book Value

	2000	1999	2000	1999

			(in millions)
Payable Within One Year

Commercial paper(b)			$42,254.8	$43,077.9

Other short-term debt(c)			7,875.1	6,769.8

Total short-term debt	6.80%	5.99%	50,129.9	49,847.7

Long-term indebtedness payable within one year(d)	6.68%	6.24%	12,856.6	19,893.4

Total payable within one year	6.77%	6.06%	62,986.5	69,741.1

Payable After One Year

Unsecured senior indebtedness Notes(e)	6.83%	6.37%	83,402.6	62,814.0

Debentures	—	1.41%	—	508.5

Unamortized discount			(94.4)	(84.2)

Total unsecured senior indebtedness			83,308.2	63,238.3

Unsecured long-term subordinated notes	—	8.51%	—	94.3

Total payable after one year (f)			83,308.2	63,332.6

Total debt	6.81%	6.19%	$146,294.7	$133,073.7

Interest Rate Characteristics of Debt Payable After One Year(a)

Fixed interest rates			$49,872.9	$40,608.3

Variable interest rates (generally based on LIBOR or other short-term rates)			33,435.3	22,724.3

Total payable after one year			$83,308.2	$63,332.6

(a)	Excludes the effect of interest rate swap agreements.

(b)	The average remaining maturities of commercial paper was 35 days at December 31, 2000 and 25 days at December 31, 1999. Includes $0 million and $1,031.0 million with an affiliated company at December 31, 2000 and 1999, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 9.  DEBT — Continued

(c)	Includes $571.0 million and $717.5 million with affiliated companies at December 31, 2000 and 1999, respectively.

(d)	Includes $912.6 million and $763.6 million with an affiliated company at December 31, 2000 and 1999, respectively.

(e)	Includes $1,663.8 million and $2,693.2 million with affiliated companies at December 31, 2000 and 1999, respectively.

(f)	Unsecured senior notes and debentures mature at various dates through 2078. Maturities are as follows (in millions): 2002 — $19,204.5; 2003 — $17,822.0; 2004 — $11,471.4; 2005 — $15,298.5; thereafter — $19,511.8.

      Ford Credit and certain of its subsidiaries have entered into interest rate swap agreements to manage exposures to fluctuations in interest rates. The agreements decreased the overall weighted-average interest rate on total debt from 6.81% to 6.69% as of December 31, 2000 and from 6.19% to 6.08% as of December 31, 1999. In addition, the agreements decreased Ford Credit’s overall weighted-average effective interest rates for full year 2000 from 6.44% to 6.34% and for 1999 from 5.82% to 5.76%. The agreements decreased the long-term obligations payable after one year subject to variable interest rates to $22,799.7 million and $0 million, as of December 31, 2000 and 1999, respectively. The effect of these agreements is to reduce the effect of interest rate changes on profitability. Approximately 29% of Ford Credit’s interest rate swaps mature in 2001 and approximately 89% mature by 2005.

      Certain of these obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap and forward agreements are used to hedge exposure to changes in exchange rates of these obligations.

NOTE 10.  SUPPORT FACILITIES

      Support facilities represent additional sources of funds, if required. At December 31, 2000, Ford Credit had approximately $19.3 billion of contractually committed facilities. In addition, $7.5 billion of Ford lines of credit may be used by Ford Credit at Ford’s option. The lines have various maturity dates through June 30, 2005 and may be used, at Ford Credit’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.4 billion of contractually committed liquidity facilities to support Ford Credit’s asset backed commercial paper program.

      Additionally, at December 31, 2000, there were approximately $4.6 billion of contractually committed facilities available for FCE Bank plc’s (“FCE Bank”) use. In addition, $598 million of Ford credit lines may be used by FCE Bank at Ford’s option. The lines have various maturity dates through June 30, 2005 and may be used, at FCE Bank’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 11.  INCOME TAXES

      Ford Credit and certain of its domestic subsidiaries are included in Ford’s consolidated United States federal and state income tax returns. In accordance with its intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to Ford Credit generally on a separate return basis. The provision for income taxes was estimated as follows:

	2000	1999	1998

	(in millions)
Currently payable

U.S. federal	$—	$—	$15.9

Foreign	210.0	246.5	264.3

State and local	—	—	—

Total currently payable	210.0	246.5	280.2
Deferred tax (benefit)/ liability

U.S. federal	670.5	464.8	390.5

Foreign	(50.0)	14.2	(37.8)

State and local	95.1	65.1	47.3

Total deferred	715.6	544.1	400.0

Total provision	$925.6	$790.6	$680.2

      A reconciliation of the provision for income taxes as a percentage of income before income taxes, excluding equity in net income of affiliated companies and minority interest in net income of a joint venture, with the United States statutory tax rate for the last three years is shown below:

	2000	1999	1998

U.S. statutory tax rate	35.0%	35.0%	35.0%

Effect of (in percentage points):

Taxes attributable to foreign source income	—	0.5	0.6

State and local income taxes	2.1	1.8	1.7

Investment income not subject to tax or subject to tax at reduced rates	(0.2)	(0.2)	(0.2)

Rate adjustments on deferred taxes	0.4	0.2	—

Other	(0.2)	0.3	0.5

Effective tax rate	37.1%	37.6%	37.6%

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 11.  INCOME TAXES — Continued

      Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities as of December 31 were as follows:

	2000	1999

	(in millions)
Deferred Tax Assets

Net operating losses and foreign tax credits	$3,963.2	$1,752.0

Provision for credit losses	1,067.2	997.2

Alternative minimum tax	298.0	296.6

Employee benefit plans	148.7	141.6

Other	382.4	212.6

Total deferred tax assets	5,859.5	3,400.0
Deferred Tax Liabilities

Leasing transactions	6,653.9	4,824.6

Finance receivables	2,592.9	1,327.7

Sales of receivables	471.0	216.2

Purchased tax benefits	270.6	274.5

Other	366.5	321.0

Total deferred tax liabilities	10,354.9	6,964.0

Net deferred tax liabilities	$4,495.4	$3,564.0

NOTE 12.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

      Ford Credit and certain of its subsidiaries provide selected health care and life insurance benefits for retired salaried employees under unfunded plans sponsored by Ford and certain of its subsidiaries. Ford Credit’s U.S. and Canadian salaried employees may become eligible for those benefits if they retire while working for Ford Credit; however, benefits and eligibility rules may be modified from time to time. The estimated cost for post-retirement health care benefits is accrued on an actuarially determined basis over periods of employee service.

      Increasing the assumed health care cost trend rate by one percentage point is estimated to increase the aggregate service and interest cost components of net post-retirement benefit expense for 2000 by about $8 million and the accumulated post-retirement benefit obligation at December 31, 2000 by about $70 million. A decrease of one percentage point would reduce service and interest cost by about $6 million and decrease the December 31, 2000 post-retirement benefit obligation by about $55 million.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 12.	POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE
BENEFITS — Continued

      Net post-retirement benefit expense included the following for the years ended December 31:

	2000	1999	1998

	(in millions)
Costs Recognized in Income

Service cost	$16.6	$14.4	$9.7

Interest cost	27.4	20.5	16.4

Curtailments	41.6	13.1	1.5

Amortization of prior service cost	(0.5)	(0.4)	(0.2)

Amortization of losses	0.9	0.5	0.1

Net post-retirement benefit expense	$86.0	$48.1	$27.5

Discount rate for expense	7.8%	6.5%	7.0%

Initial health care cost trend rate	9.0%	7.1%	6.6%

Ultimate health care cost trend rate	5.0%	5.0%	5.0%

Number of years to ultimate trend rate	8	9	10

      The year-end status of these plans was as follows for the years ended December 31:

	2000	1999

	(in millions)
Change in Benefit Obligation

Benefit obligation at January 1	$348.2	$300.7

Service cost	16.6	14.4

Interest cost	27.4	20.5

Amendments	(17.3)	(4.6)

Curtailments	41.6	13.1

Benefits paid	(9.7)	(8.9)

Foreign exchange	—	0.1

Actuarial loss	62.0	12.9

Benefit obligation at December 31	$468.8	$348.2

Funded Status of the Plan

Plan assets less than projected benefits	$(468.8)	$(348.2)

Unamortized prior service cost	(22.0)	(5.2)

Unamortized net losses	99.0	37.6

Net amount recognized	$(391.8)	$(315.8)

Amounts Recognized in the Balance Sheet consist of:

Accrued liabilities	$(391.8)	$(315.8)

Assumptions as of December 31

Discount rate	7.5%	7.8%

Initial health care cost trend rate	9.4%	9.0%

Ultimate health care cost trend rate	5.0%	5.0%

Number of years to ultimate trend rate	7	8

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 13.  TRANSACTIONS WITH AFFILIATED COMPANIES

      An agreement with Ford provides for payments by Ford to Ford Credit that would maintain Ford Credit’s consolidated income before income taxes and net income at specified minimum levels. No payments were required under the agreement during 2000, 1999, or 1998.

      Ford Credit and its subsidiaries, from time to time, purchase accounts receivable of certain divisions and subsidiaries of Ford. The amount of such receivables outstanding was $3,518.9 million at December 31, 2000 and $3,658.4 million at December 31, 1999. Agreements with Ford and other affiliates also provide for payments to Ford Credit for interest supplements and other support costs on certain financing and leasing transactions. Amounts included in the income statement for these and other transactions with Ford were as follows (in millions): 2000 — $3,363.6; 1999 — $3,186.2; 1998 — $2,395.2. Ford Credit and its subsidiaries purchase from Ford and affiliates certain vehicles which were previously acquired by Ford principally from its fleet and rental car customers. The fair values of these vehicles held for resale and included in other assets at December 31 were as follows (in millions): 2000 — $1,062.5; 1999 — $1,305.5. Ford Credit also has entered into a sale-leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these vehicles included in operating leases at December 31 was as follows (in millions): 2000 — $1,000.8; 1999 — $824.9.

      Ford Credit, from time to time, sells commercial paper to Ford. Interest expense associated with the commercial paper was as follows (in millions): 2000 — $9.2; 1999 — $5.9; 1998 — $0. Ford Credit also incurred interest expense on debt with affiliated companies as follows (in millions): 2000 — $171.3; 1999 — $185.6; 1998 — $193.8.

      Ford Credit and Ford revised their intercompany tax sharing agreement in 1997 effective for years ended after December 31, 1994. Ford Credit recorded a deferred tax asset for amounts due from Ford under the revised agreement. Ford compensates Ford Credit for the temporary use of these funds. The interest income earned and included in income was as follows (in millions): 2000 — $100.0; 1999 — $55.8; 1998 — $49.9.

      Ford Credit and its subsidiaries, from time to time, provide loans to Ford and other affiliates. The amount of such loans was $1,150.6 million at December 31, 2000 and $4,769.8 million at December 31, 1999. Interest income earned and included in income was as follows (in millions): 2000 — $85.6; 1999 — $162.1; 1998 — $3.1. Ford Credit’s promissory note from Ford Holdings, Inc. for $1,517 million was settled in the Fourth Quarter 1999. Interest income earned on the promissory note was as follows (in millions): 2000 — $0; 1999 — $63.5; 1998 — $88.5.

      Ford Credit and its subsidiaries receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. Payments to Ford and its subsidiaries for such advice and services are charged to operating expenses and were as follows (in millions): 2000 — $165.1; 1999 — $166.9; 1998 — $130.6.

      Retirement benefits are provided under defined benefit plans for employees of Ford Credit and its subsidiaries in the United States by the Ford General Retirement Plan and for employees of the foreign subsidiaries in Europe, Australia, and Canada by the respective Ford retirement plans. Employee retirement plan costs allocated to Ford Credit and its subsidiaries from Ford and charged to operating expenses were as follows (in millions): 2000 — $12.9; 1999 — $15.4; 1998 — $16.9.

      Earned premiums ceded to a Ford-owned affiliate were as follows (in millions): 2000 — $400.5; 1999 — $236.8; 1998 — $53.0. Loss and loss adjustment expense recoveries from the same affiliate were as follows (in millions): 2000 — $221.4; 1999 — $121.9; 1998 — $29.4.

      Ford Credit has sold notes backed by retail receivables through special purpose subsidiaries. Ford purchased a portion of these notes as part of their investment portfolio. There was no outstanding balance at December 31, 2000 and $94.1 million at December 31, 1999.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 13.  TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

      Agreements with Ford and other affiliates also provide guarantees for Ford Credit and its subsidiaries related to certain finance receivables. The amount of such receivables was $238.0 million at December 31, 2000 and $472.8 million at December 31, 1999.

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

      Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Credit or the subsidiary involved. Although the amount of liability at December 31, 2000 with respect to these matters cannot be ascertained, Ford Credit believes that any resulting liability should not materially affect the consolidated financial position or results of operations of Ford Credit and its subsidiaries.

      At December 31, 2000 the Company had the following minimum rental commitments under non-cancelable operating leases (in millions): 2001 — $103; 2002 — $83; 2003 — $70; 2004 — $20; 2005 — $12; thereafter — $25. These amounts include rental commitments for certain land, buildings, machinery and equipment.

NOTE 15.  FINANCIAL INSTRUMENTS

Book and Estimated Fair Value of Financial Instruments

      The estimated fair value of financial instruments held by Ford Credit and its subsidiaries at December 31, and the valuation techniques used to estimate the fair value, were as follows:

	2000		1999

		Estimated		Estimated
	Book Value	Fair Value	Book Value	Fair Value

	(in millions)
Assets

Cash and cash equivalents	$1,123.4	$1,123.4	$942.2	$942.2

Investments in securities	547.4	547.6	524.4	524.2

Finance receivables, net	115,962.9	117,274.4	101,796.6	102,475.3

Retained interest in securitized assets	3,686.6	3,686.6	3,442.8	3,442.8
Liabilities

Debt payable within one year	$62,986.5	$63,158.4	$69,741.1	$69,978.6

Debt payable after one year	83,308.2	85,323.7	63,332.6	62,425.8

Derivative Contracts:
Foreign exchange instruments

Contracts with unrealized gains	$232.1	$263.1	$161.8	$159.7

Contracts with unrealized losses	(1,108.0)	(840.7)	(602.5)	(498.1)
Interest rate instruments

Contracts with unrealized gains	100.8	818.3	101.8	329.9

Contracts with unrealized losses	(72.1)	(292.5)	(48.3)	(321.9)

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

      Retained Interest in Securitized Assets.  The fair value of interest-only strips are recorded at the present value of actual and estimated future cash flows discounted at rates commensurate with this type of instrument. The fair value of senior notes and subordinated certificates are estimated based on market prices. Book value of restricted cash represents the discounted future value of estimated cash releases from securitization trusts.

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

Financial Instruments with Off-Balance-Sheet Risk

      The following sections describe the various off-balance-sheet financial instruments that Ford Credit and its subsidiaries held as of December 31, 2000 and 1999. Also included is a brief discussion of the estimated fair value of those contracts and certain risks associated with holding those contracts through maturity.

      Foreign Exchange Instruments.  Ford Credit and certain of its subsidiaries have entered into foreign currency swap and forward agreements to manage exposure to foreign exchange rate fluctuations. At December 31, 2000 and 1999, the total notional amount of Ford Credit’s foreign exchange instruments outstanding was $21.6 billion and $17.1 billion, respectively. These agreements hedge principal and interest payments on debt and intercompany loans denominated in foreign currencies. The fair value of these foreign exchange agreements was estimated using current market interest and foreign exchange rates.

      Interest Rate Instruments.  Ford Credit and certain of its subsidiaries have entered into interest rate instrument agreements to manage exposure to fluctuations in interest rates. The underlying notional amount of interest rate instruments was $139.5 billion at December 31, 2000 and $125.2 billion at December 31, 1999, respectively.

      The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest expense or interest income. The book value of an interest rate swap agreement represents the differential receivable or payable with a swap counterparty since the last settlement date.

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

      The majority of Ford Credit’s finance receivables are geographically diversified throughout the United States. Foreign finance receivables are concentrated in Europe, Canada, and Australia. Ford Credit controls its credit risk through credit standards, limits on exposure and by monitoring the financial condition of other parties. TARIC has credit risk related to receivables from reinsurers which are collateralized by trust funds, letters of credit, or custodial accounts.

NOTE 16.  STOCK OPTIONS

      Certain Ford Credit employees participate in the stock option plans of Ford under Ford’s 1990 Long-Term Incentive Plan and 1998 Long-Term Incentive (“Plans”). Grants may be made under the 1998 Plan through April 2008. No further grants may be made under the 1990 Plan. Options granted in 1997 under the 1990 Plan and options granted under the 1998 Plan become exercisable 33% after one year from the date of grant, 67% after two years and in full after three years. In general, options granted prior to 1997 under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under both plans expire after 10 years.

      The estimated fair value as of date of grant of options granted in 2000, 1999, and 1998 using the Black-Scholes option-pricing model, was as follows:

	2000	1999	1998

Estimated fair value per share of options granted during the year	$6.27	$17.53	$9.25

Assumptions:

Annualized dividend yield	4.9%	3.2%	4.1%

Common stock price volatility	38.8%	36.5%	28.1%

Risk-free rate of return	6.3%	5.2%	5.7%

Expected option term (in years)	5	5	5

      Ford Credit measures compensation cost using the intrinsic value method. Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted since 1995, the pro forma effects on Ford Credit’s net income would not have been material.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16.  STOCK OPTIONS — Continued

      Information concerning stock options for Ford Credit’s employees is as follows (shares in thousands):

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Shares Subject to Option	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	3,773	$34.56	3,200	$26.39	2,419	$28.44

New grants (based on fair value of common stock at dates of grant)	1,647	23.02	906	57.75	912	41.28

Visteon Adjustment(a)	140

Value Enhancement Plan(b)	2,927

Associates adjustment(c)	—		—		1,057

Transferred into Ford Credit	359	15.43	177	29.64	331	21.26

Exercised(d)	(262)	27.89	(438)	59.40	(1,005)	45.13

Transferred out of Ford Credit	(887)	17.72	(68)	33.22	(492)	20.47

Terminated and expired	(410)	30.09	(4)	43.87	(22)	37.82

Outstanding at end of period	7,287	19.95	3,773	34.56	3,200	26.39

Outstanding but not exercisable	(2,995)		(1,892)		(1,721)

Exercisable at end of period	4,292	16.00	1,881	23.49	1,479	19.58

(a)	Outstanding stock option grants were adjusted to restore the option holder’s economic position as a result of the Visteon spin-off on June 28, 2000.

(b)	Outstanding stock option grants were adjusted to restore the option holder’s economic position as a result of the Value Enhancement Plan (VEP) on August 2, 2000.

(c)	Outstanding stock option grants were adjusted to restore the option holder’s economic position as a result of the Associates spin-off March 12, 1998.

(d)	Exercised at prices ranging from $24.44 to $31.43 during 2000, $49.81 to $67.00 during 1999, $20.06 to $61.13 during 1998.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 17.  SEGMENT INFORMATION

      Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International. In the Third Quarter of 2000, the Company merged the Personal Financial Services segment into these segments.

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

2000

Revenue	$21,361.1	$3,713.9	$(1,469.3)	$23,605.7
Income

Income before income taxes	2,182.6	317.4	(5.0)	2,495.0

Provision for income taxes	813.0	111.1	1.5	925.6

Net income	1,369.6	206.3	(39.4)	1,536.5
Other disclosures

Depreciation on operating Leases	7,016.9	808.3	20.5	7,845.7

Interest expense	8,640.3	1,594.5	(1,264.7)	8,970.1

Finance receivables (including net investment operating leases)	159,961.1	29,279.1	(28,044.8)	161,195.4

Total assets	165,301.8	31,429.1	(22,473.1)	174,257.8

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

1999

Revenue	$17,484.6	$3,559.8	$(684.7)	$20,359.7
Income

Income before income taxes	1,518.0	605.0	(19.2)	2,103.8

Provision for income taxes	542.5	253.4	(5.3)	790.6

Net income	975.5	351.6	(66.0)	1,261.1
Other disclosures

Depreciation on operating leases	6,827.5	664.7	72.3	7,564.5

Interest expense	6,687.0	1,529.8	(1,023.4)	7,193.4

Finance receivables (including net investment operating leases)	134,013.1	28,202.6	(20,623.7)	141,592.0

Total assets	141,649.9	29,730.3	(14,749.5)	156,630.7

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 17.  SEGMENT INFORMATION — (Continued)

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

1998

Revenue	$16,647.6	$3,542.4	$(887.5)	$19,302.5
Income

Income before income taxes	1,205.0	545.3	61.9	1,812.2

Provision for income taxes	425.7	230.0	24.5	680.2

Net income	779.3	315.3	(10.4)	1,084.2
Other disclosures

Depreciation on operating leases	6,922.4	537.4	(132.4)	7,327.4

Interest expense	6,042.1	1,646.7	(778.4)	6,910.4

Finance receivables (including net investment operating leases)	117,424.6	28,361.6	(15,278.1)	130,508.1

Total assets	116,833.8	29,818.2	(9,404.2)	137,247.8

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 17.  SEGMENT INFORMATION — (Continued)

      Total revenue, income before income taxes, net income, finance receivables, and assets identifiable with United States, Europe, and other foreign operations were as follows:

	2000	1999	1998

	(in millions)
Revenue

United States operations	$18,421.3	$15,321.1	$14,396.8

European operations	2,554.7	2,432.9	2,314.4

Other foreign operations	2,629.7	2,605.7	2,591.3

Total revenue	$23,605.7	$20,359.7	$19,302.5

Income before income taxes

United States operations	$2,069.4	$1,524.0	$1,292.4

European operations	277.6	466.3	431.7

Other foreign operations	148.0	113.5	88.1

Total income before income taxes	$2,495.0	$2,103.8	$1,812.2

Net income

United States operations	$1,278.6	$941.7	$791.8

European operations	186.9	272.5	246.1

Other foreign operations	71.0	46.9	46.3

Total net income	$1,536.5	$1,261.1	$1,084.2

Finance receivables at December 31
(including net investment operating leases)

United States operations	$123,602.2	$106,087.3	$94,945.4

European operations	20,583.2	20,099.0	21,588.7

Other foreign operations	17,010.0	15,405.7	13,974.0

Total finance receivables	$161,195.4	$141,592.0	$130,508.1

Assets at December 31

United States operations	$133,899.7	$118,541.8	$99,991.8

European operations	22,268.0	21,435.2	22,473.0

Other foreign operations	18,090.1	16,653.7	14,783.0

Total assets	$174,257.8	$156,630.7	$137,247.8

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected financial data by calendar quarter were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

	(in millions)
2000

Total financing revenue	$5,203.4	$5,404.1	$5,678.2	$5,882.1	$22,167.8

Depreciation on operating leases	1,858.4	2,018.1	1,982.0	1,987.2	7,845.7

Interest expense	2,069.7	2,195.2	2,300.4	2,404.8	8,970.1

Total financing margin and revenue	1,601.6	1,605.8	1,707.8	1,874.7	6,789.9

Provision for credit losses	377.5	310.4	409.7	573.2	1,670.8

Net income	353.1	387.7	385.5	410.2	1,536.5
1999

Total financing revenue	$4,646.5	$4,584.1	$4,758.4	$4,896.4	$18,885.4

Depreciation on operating leases	1,841.3	1,954.1	1,864.8	1,904.3	7,564.5

Interest expense	1,761.5	1,706.7	1,836.9	1,888.3	7,193.4

Total financing margin and revenue	1,317.0	1,358.1	1,430.3	1,496.4	5,601.8

Provision for credit losses	325.1	281.4	301.4	258.5	1,166.4

Net income	299.8	335.3	316.9	309.1	1,261.1

EXHIBIT INDEX

Designation	Description

Exhibit 3-A*	Restated Certificate of Incorporation of Ford Motor Credit Company.
Exhibit 3-B*	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.
Exhibit 4-A*	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.
Exhibit 4-A-1*	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-2*	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing Indenture designated as Exhibit 4-A.
Exhibit 4-A-3*	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-4*	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-5*	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-6*	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-B*	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.
Exhibit 4-C*	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Fidelity Bank, National Association, relating to Debt Securities.
Exhibit 10-J*	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 1999 between Ford Motor Credit Company and Ford Motor Company.
Exhibit 10-X*	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.
Exhibit 12-A	Calculation of Ratio of Earnings to Fixed Charges of Ford Credit.
Exhibit 12-B	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of Ford.
Exhibit 23	Consent of Independent Accountants.
Exhibit 24	Powers of Attorney.

* Previously filed.