Form 10-Q
period 2001-03-31
FORD MOTOR CREDIT CO
filed 2001-05-14
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of March 31, 2001.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                                  PAGE 1 OF 27
                        EXHIBIT INDEX APPEARS AT PAGE 24.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K Report"). Information relating to earnings per share is not presented because the registrant, Ford Motor Credit Company ("Ford Credit"), is an indirect wholly-owned subsidiary of Ford Motor Company ("Ford" or the "Company").

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                        Consolidated Statement of Income
                and of Earnings Retained for Use in the Business
                 For the Periods Ended March 31, 2001, and 2000
                                  (in millions)


                                                                  First Quarter
                                                         --------------------------------
                                                             2001               2000
                                                         -------------      -------------
                                                                   (Unaudited)
Financing revenue
   Operating leases                                      $    2,925.0       $    2,567.9
   Retail                                                     2,101.9            1,970.9
   Wholesale                                                    720.6              540.2
   Other                                                        130.6              124.4
                                                            ---------          ---------
      Total financing revenue                                 5,878.1            5,203.4

Depreciation on operating leases                             (2,121.4)          (1,858.4)
Interest expense                                             (2,426.0)          (2,069.7)
                                                            ----------         ----------
      Net financing margin                                    1,330.7            1,275.3

Other revenue
   Insurance premiums earned                                     59.8               59.6
   Investment and other income                                  532.5              266.7
                                                            ---------          ---------
      Total financing margin and revenue                      1,923.0            1,601.6

Expenses
   Operating expenses                                           634.8              586.7
   Provision for credit losses                                  617.9              377.5
   Other insurance expenses                                      44.6               60.3
                                                            ---------          ---------
      Total expenses                                          1,297.3            1,024.5
                                                            ---------          ---------

   Income before income taxes and minority interests            625.7              577.1
Provision for income taxes                                      232.1              214.2
                                                            ---------          ---------
   Income before minority interests                             393.6              362.9
Minority interests in net income of subsidiaries                  0.1                9.8
                                                            ---------          ---------
      Net income                                                393.5              353.1

Earnings retained for use in the business
   Beginning of period                                        8,272.3            6,855.5
   Dividends                                                   (250.0)              (5.4)
                                                            ----------         ----------
         End of period                                   $    8,415.8       $    7,203.2
                                                            ==========         ==========


    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (in millions)


                                                                   March 31,        December 31,          March 31,
                                                                     2001               2000                2000
                                                                ----------------   ----------------   -----------------
                                                                  (Unaudited)                            (Unaudited)
Assets
   Cash and cash equivalents                                    $        1,075.6   $      1,123.4     $        1,378.8
   Investments in securities                                               557.2            547.4                543.6
   Finance receivables, net                                            123,548.3        122,738.4            114,373.9
   Net investment, operating leases                                     38,730.4         38,457.0             35,517.5
   Retained interest in securitized assets                               3,929.1          3,686.6              2,949.4
   Notes and accounts receivable from affiliated companies               2,072.9          2,489.1              2,750.9
   Other assets                                                          5,242.8          5,215.9              4,221.0
                                                                ----------------    -------------      ---------------
     Total assets                                               $      175,156.3   $    174,257.8     $      161,735.1
                                                                ================   ==============     ================

Liabilities and Stockholder's Equity
Liabilities
   Accounts payable
   Trade, customer deposits, and dealer reserves                $        4,429.2   $      4,758.1     $        3,496.3
   Affiliated companies                                                  1,397.4          1,036.9              1,158.9
                                                                ----------------   --------------     ----------------
     Total accounts payable                                              5,826.6          5,795.0              4,655.2

   Debt                                                                147,947.5        146,294.7            136,696.4
   Deferred income taxes                                                 4,479.3          4,495.4              3,881.1
   Other liabilities and deferred income                                 5,228.1          5,468.8              4,556.2
                                                                ----------------  ---------------     ----------------
      Total liabilities                                         $      163,481.5   $    162,053.9     $      149,788.9

   Minority interests in net assets of subsidiaries                         17.3             17.3                421.5

Stockholder's Equity
   Capital stock, par value $100 a share, 250,000 shares
     authorized, issued and outstanding                                     25.0             25.0                 25.0
   Paid-in surplus (contributions by stockholder)                        4,265.8          4,273.0              4,635.5
   Accumulated other comprehensive loss                                 (1,049.1)          (383.7)              (339.0)
   Retained earnings                                                     8,415.8          8,272.3              7,203.2
                                                                 ---------------   ---------------    ----------------
     Total stockholder's equity                                         11,657.5         12,186.6             11,524.7
                                                                 ---------------   ---------------    ----------------
     Total liabilities and stockholder's equity                 $      175,156.3   $    174,257.8     $      161,735.1
                                                                ================   ===============    ================


    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                  For the Periods Ended March 31, 2001 and 2000
                                  (in millions)

                                                                                 First Quarter
                                                                         ------------------------------
                                                                            2001              2000
                                                                         ------------     -------------
                                                                                 (Unaudited)
Cash flows from operating activities
Net income                                                               $    393.5       $      353.1
   Adjustments to reconcile net income to net
     cash provided by operating activities
   Provision for credit losses                                                617.9              377.5
   Depreciation and amortization                                            2,265.4            1,975.8
   Gain on sales of finance receivables                                      (211.1)              (0.4)
   Increase in deferred income taxes                                          274.1              162.4
   Decrease/(increase) in other assets                                         74.9              (41.6)
   (Decrease)/increase in other liabilities                                (1,513.9)             607.6
   All other operating activities                                              (4.2)              50.0
                                                                         -----------       -----------
            Net cash provided by operating activities                       1,896.6            3,484.4
                                                                         -----------       -----------
Cash flows from investing activities
   Purchase of finance receivables (other than wholesale)                 (14,192.6)         (18,019.7)
   Collection of finance receivables (other than wholesale)                 8,733.0           12,697.3
   Purchase of operating lease vehicles                                    (6,804.7)          (6,189.2)
   Liquidation of operating lease vehicles                                  4,247.5            3,699.0
   Increase in wholesale receivables                                       (2,713.6)          (1,268.7)
   Decrease in notes receivable with affiliates                               277.0            3,313.9
   Proceeds from sale of receivables                                        7,102.0            2,806.8
   Purchase of investment securities                                         (201.7)            (139.9)
   Proceeds from sale/maturity of investment securities                       191.9              120.7
   All other investing activities                                            (117.6)               3.6
                                                                         -----------        -----------
            Net cash used in investing activities                          (3,478.8)          (2,976.2)
                                                                         -----------        -----------
Cash flows from financing activities
   Proceeds from issuance of long-term debt                                13,704.0           11,883.9
   Principal payments on long-term debt                                    (3,531.4)          (4,537.6)
   Decrease in short-term debt                                             (8,394.1)          (7,348.7)
   Cash dividends paid                                                       (250.0)            (150.0)
   All other financing activities                                             103.9              147.4
                                                                         -----------        -----------
            Net cash provided/(used by) financing activities                1,632.4               (5.0)
                                                                         -----------        -----------

Effect of exchange rate changes on cash and cash equivalents                  (98.0)             (66.6)
                                                                         -----------        -----------

   Net change in cash and cash equivalents                                    (47.8)             436.6

Cash and cash equivalents, beginning of period                              1,123.4              942.2
                                                                         -----------        -----------

Cash and cash equivalents, end of period                                 $  1,075.6        $   1,378.8
                                                                         ===========       ============
Supplementary cash flow information
   Interest paid                                                         $  2,552.8       $    1,565.8
   Taxes paid                                                                  66.1               30.8


    The accompanying notes are an integral part of the financial statements.


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          Notes To Financial Statements


Note 1. Finance Receivables, Net (in millions)


                                                                   March 31,        December 31,       March 31,
                                                                     2001               2000              2000
                                                                ----------------   ---------------  -----------------
                                                                  (Unaudited)                          (Unaudited)

Retail                                                          $       78,593.9  $      80,797.2     $       79,351.1
Wholesale                                                               36,879.8         34,122.0             28,257.1
Other                                                                    9,458.2          9,129.9              8,016.0
                                                                ----------------- ----------------    ----------------
 Total finance receivables, net of unearned income                     124,931.9        124,049.1            115,624.2
Less:  Allowance for credit losses                                      (1,383.6)        (1,310.7)            (1,250.3)
                                                                ----------------- ----------------    -----------------
   Finance receivables, net                                     $      123,548.3  $     122,738.4     $      114,373.9
                                                                ================  ===============     ================



Note 2. Debt (in millions)

                                                     March 31, 2001
                                            ----------------------------------
                                                    Weighted Average
                                                                                      March 31,        December 31,       March 31,
                                            Interest Rates (a)    Maturities            2001              2000              2000
                                            --------------------  ------------    -----------------  ---------------  --------------
                                                                                     (Unaudited)                        (Unaudited)
 Payable Within One Year:
    Commercial paper                                                              $      33,528.4   $     42,254.8    $    37,336.4
    Other short-term debt (b)                                                             8,113.8          7,875.1          6,288.0
                                                                                  ---------------   --------------    --------------
      Total short-term debt                                                              41,642.2         50,129.9         43,624.4

    Long-term indebtedness payable within
     one year (c)                                                                        16,916.9         12,856.6         21,696.3
                                                                                  ---------------   --------------    --------------
      Total payable within one year                                                      58,559.1         62,986.5         65,320.7


Payable After One Year:
  Unsecured senior indebtedness
   Notes (d)                                          6.41%     2002-2078                89,451.5         83,402.6         71,464.1
   Unamortized discount                                                                     (63.1)           (94.4)           (88.4)
                                                                                  ----------------  ---------------   --------------
     Total payable after one year                                                        89,388.4         83,308.2         71,375.7
                                                                                  ----------------  ---------------   --------------
     Total debt                                                                   $     147,947.5   $    146,294.7    $   136,696.4
                                                                                  ================  ===============   ==============


(a)      Excludes the effects of interest rate swap agreements.
(b) Includes $978.6 million, $571.0 million, and $672.5 million with affiliated companies at March 31, 2001, December 31, 2000, and
         March 31, 2000, respectively.
(c) Includes $844.0 million, $912.6 million, and $691.6 million with affiliated companies at March 31, 2001, December 31, 2000, and
         March 31, 2000, respectively.
(d) Includes $1,556.4 million, $1,663.8 million, and $2,528.6 million with affiliated companies at March 31, 2001, December 31, 2000, and
         March 31, 2000, respectively.


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          Notes To Financial Statements


Note 3.  SFAS 133 ("Accounting for Derivative Instruments and Hedging
         Activities")

Ford Credit adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, on
January 1, 2001. Ford Credit operates in many countries worldwide and is exposed to market risks, including the effect of changes in interest rates and foreign currency exchange rates. These financial exposures are monitored and managed by Ford Credit as an integral part of the company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on Ford Credit's results. Ford Credit uses derivative financial instruments to manage the exposures to fluctuations in interest rates and exchange rates.

Interest rate risk is managed by entering into interest rate swap agreements to change the interest rate characteristics of Ford Credit's debt to match the interest rate characteristics of related assets. These interest rate derivatives are designated as either cash flow or fair-value hedges. Exchange rate risk is managed by use of foreign currency agreements, including forward contracts
and swaps.   In  addition,  Ford  Credit  holds other  derivatives  that presently do not qualify for hedge accounting treatment under SFAS No. 133. Derivatives accounted for as cash flow hedges comprise most of the balance of SFAS No. 133 activity reported as a part of stockholders' equity.

Ford Credit's strategy is to use derivatives to manage specific economic risks to changes in interest rates and exchange rates. Ford Credit does not use derivatives for speculative purposes. For more information on Ford Credit's derivative strategy, see item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 to the Consolidated Financial Statements in the 10-K Report.

Adverse adjustments to income (not material to total Ford Credit results) and to stockholders' equity in the first quarter including transition adjustment were (in millions):

         Pre-tax income             $    (20)*
         Net income                      (13)
         Stockholders' equity           (481)**

         *    Recorded in investment and other income
         **  Recorded in accumulated other comprehensive income (loss)

Of the $481 million  loss  recorded in  stockholders'  equity  (including  $214 million transition adjustment on January 1), Ford Credit does not expect to reclassify any gains or losses to earnings during the next twelve months.
Consistent with Ford Credit's comprehensive, non-speculative risk-management practices, future reclassifications are not anticipated to have a material effect on Ford Credit net income.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          Notes to Financial Statements


Note 4. Comprehensive Income (in millions)



                                                                 First Quarter
                                                         ------------------------------
                                                            2001              2000
                                                         ------------      ------------
                                                                  (Unaudited)
Net income                                               $      393.5      $      353.1

Other comprehensive income (loss)                              (665.4)            (41.0)
                                                         -------------     -------------
  Total comprehensive income (loss)                      $     (271.9)     $      312.1
                                                         =============     =============


Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in securities, retained interests in securitized assets, and derivative instruments (Note 3).

Note 5.  Segment Information (in millions)


Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International. In the Second Quarter of 2000, the Company merged the Personal Financial Services segment into these segments.



                                                Ford Credit                                                  Ford Credit
                                                   North           Ford Credit         Eliminations/          Financial
                                                  America         International      Reclassifications *     Statements
                                              ----------------    ---------------    -------------------   ---------------
                                                                              (Unaudited)
First Quarter
--------------------------------------
2001
Revenue                                       $       6,065.0      $        871.4    $        (466.0)       $     6,470.4
Income
   Income before income taxes                           557.6                88.8              (20.7)               625.7
   Provision for income taxes                           208.4                31.1               (7.4)               232.1
   Net income                                           349.2                57.7              (13.4)               393.5
Other disclosures
   Depreciation on operating leases                   1,919.7               104.3               97.4              2,121.4
   Interest expense                                   2,386.7               447.5             (408.2)             2,426.0
   Finance receivables
     (including net investment
       operating leases)                            163,022.9            28,547.7          (29,291.9)           162,278.7
   Total assets                                     163,036.3            31,832.2          (19,712.2)           175,156.3


2000
Revenue                                       $       4,887.4      $        905.8    $       (263.5)        $     5,529.7
Income
   Income before income taxes                           462.3               120.9              (6.1)                577.1
   Provision for income taxes                           173.5                42.7              (2.0)                214.2
   Net income                                           288.8                78.2             (13.9)                353.1
Other disclosures
   Depreciation on operating leases                   1,667.1               183.1               8.2               1,858.4
   Interest expense                                   1,950.5               388.5            (269.3)              2,069.7
   Finance receivables
     (including net investment
       operating leases                             142,710.6            28,329.6         (21,148.8)            149,891.4
   Total assets                                     147,757.6            32,010.8         (18,033.3)            161,735.1


* Includes the impact of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Ford Credit's 2001 first quarter financial results include the effects of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Ford Credit adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. For further discussion of SFAS No. 133 and its impact on Ford Credit, see Note 3 of the Notes to Consolidated Financial Statements for the first quarter of 2001.

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

Ford Credit's consolidated net income for the first quarter of 2001 was $393 million, up $40 million or 11% from the first quarter of 2000. Compared with 2000, the increase in first quarter earnings reflects primarily improvements in investment and other income (primarily the result of gains on the sale of receivables related to securitization transactions) and higher financing volumes, partially offset by higher credit losses and lower net financing margins.

Total net finance receivables and net investment in operating leases at March 31, 2001 were $162 billion, unchanged from December 31, 2000 and up $12 billion or 8% from a year earlier. The increase from the first quarter of 2000 resulted primarily from a higher volume of wholesale receivables and a higher volume of operating lease receivables.

Credit losses as a percent of average net finance receivables including net investment in operating leases was 1.06% in the first quarter of 2001 compared with 0.82% in the first quarter of 2000. The increase was due primarily to the ongoing centralization of collection activities at the regional service centers in the United States and Canada as the centers transition new staff and launch new collection tools. Increased losses also reflected growth in Ford Credit's sub-prime lending businesses (conducted through its subsidiaries Fairlane Credit LLC and Triad Financial Corporation).

Lower net financing margins (on a volume-adjusted basis) reflect primarily higher borrowing costs.

Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International. Net income in the North America segment for the first quarter of 2001 was $349 million, up $60 million or 21% from the first quarter of 2000, primarily a result of the factors discussed above. Net income in the International segment for the first quarter of 2001 was $58 million, down $20 million or 26% from the first quarter of 2000, primarily a result of difficult market conditions in South America. See Note 5 of Notes to Financial Statements for additional segment information.

During the first quarter of 2001, Ford Credit financed 45% of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the U.S. compared with 46% in the first quarter of 2000. In Europe, Ford Credit financed 30% of all new vehicles sold by Ford dealers, compared with 31% a year ago. Ford Credit's retail financing for new and used vehicles totaled about 850,000 in the United States and about 230,000 in Europe during the first quarter of 2001 compared with 848,000 in the United States and 206,000 in Europe a year ago. Ford Credit provided wholesale financing for 86% of Ford, Lincoln, and Mercury factory sales in the United States and 96% of Ford factory sales in Europe compared with 88% for the U.S. and 97% for Europe in the first quarter of 2000.

                   Ford Credit Liquidity and Capital Resources


Ford Credit's outstanding debt at March 31, 2001 and at the end of each of the last four years was as follows (in millions):



                                                                              December 31
                                        March 31,        -------------------------------------------------------------------------
                                          2001               2000                1999               1998                1997
                                     ---------------     --------------      --------------     --------------      --------------
                                       (Unaudited)
Commercial paper & STBAs (a)             $   34,732          $  43,627           $  43,078          $  48,636           $  42,311
Other short-term debt (b)                     6,910              6,503               6,770              4,997               3,897
Long term debt
 (including current portion) (c)            106,305             96,165              83,226             61,334              54,517
                                     --------------      -------------       -------------      -------------       --------------
   Total debt                            $  147,947         $  146,295          $  133,074         $  114,967          $  100,725
                                     ===============     ==============      ==============     ==============      ==============

United States                            $  117,120         $  116,427          $  104,186          $  85,394           $  78,443
Europe                                       15,254             14,866              14,510             16,653              12,491
Other international                          15,573             15,002              14,378             12,920               9,791
                                     --------------      -------------       -------------      -------------       -------------
   Total debt                            $  147,947         $  146,295          $  133,074         $  114,967          $  100,725
                                     ===============     ==============      ==============     ==============      ==============


     - - - - -
a)   Short-term borrowing agreements with bank trust departments.  Includes
     $1,031.0 million with an affiliated company at December 31, 1999.  There were no outstanding balances with affiliates at March 31, 2001,
     December 31, 2000, December 31, 1998 or December 31, 1997.
b)   Includes $979 million, $571 million, $718 million, $989 million and $831 million with an affiliated company at March 31, 2001,
     December 31, 2000, December 31, 1999, December 31, 1998 and
     December 31, 1997, respectively.
c)   Includes $2,400 million, $2,578 million, $3,457 million, $2,878 million, and $3,547 million with affiliated companies at March 31, 2001,
     December 31, 2000, December 31, 1999, December 31, 1998, and
     December 31, 1997, respectively.


Support facilities represent additional sources of funds, if required. At March 31, 2001, Ford Credit had approximately $19.1 billion of contractually committed facilities. In addition, approximately $7.5 billion of Ford lines of credit may be used by Ford Credit at Ford's option. These credit lines have various maturity dates through June 30, 2005 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $1.4 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at March 31, 2001, there were approximately $4.9 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") use. In addition, $598 million of Ford credit lines may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2005 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

New Accounting Standards

      Ford Credit adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. Adverse adjustments to income and to stockholders' equity included in first quarter results were (in millions):

                   Pre-tax income                  $(20)
                   Net income                       (13)
                   Stockholders' equity             (481)

For a further discussion of SFAS 133, see note 3 of our Notes to Financial Statements.

     Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued by the Financial Accounting Standards Board in September 2000, as a replacement to SFAS No. 125. SFAS 140 revises the guidance for accounting for transfers of financial assets and collateral and requires certain disclosures. Ford Credit will adopt SFAS 140 as of April 1, 2001 for all transfers and servicing of financial assets and extinguishments of liabilities. Additionally, as of December 31, 2000 Ford Credit adopted certain provisions of SFAS 140 that were effective at that time. The adoption of this Standard is not expected to materially impact Ford Credit's financial statements.

     In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. As of April 1, 2001, Ford Credit will adopt EITF 99-20. This adoption is not expected to materially impact Ford Credit's Financial Statements.

                           Part II. OTHER INFORMATION


Item 1.     Legal Proceedings

            For a discussion of purported class actions and other proceedings affecting Ford Credit, see Item 5, "Other Information - Information Concerning Ford - Class Actions - Ford Credit Debt Collection Class Action."

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

ITEM 5.         Other Information

                          INFORMATION CONCERNING FORD

                       Ford Motor Company and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                  For the Periods Ended March 31, 2001 and 2000
                                  (in millions)
                                                                                         First Quarter
                                                                                  -----------------------------
                                                                                      2001            2000
                                                                                  --------------  -------------
AUTOMOTIVE
Sales                                                                              $34,650         $36,175

 Costs and expenses (Note 2)
 Cost of sales (Note 3)                                                             30,730          31,578
 Selling, administrative and other expenses                                          2,506           2,265
                                                                                   -------         -------
   Total costs and expenses                                                         33,236          33,843

 Operating income                                                                    1,414           2,332

 Interest income                                                                       255             368
 Interest expense                                                                      367             318
                                                                                   -------         -------
   Net interest income/(expense)                                                      (112)             50
 Equity in net income/(loss) of affiliated companies                                  (178)            (32)
 Net expense from transactions with
  Financial Services                                                                   (85)            (10)
                                                                                   -------         -------

 Income before income taxes - Automotive                                             1,039           2,340

 FINANCIAL SERVICES
 Revenues                                                                            7,711           6,719

 Costs and expenses
 Interest expense                                                                    2,560           2,213
 Depreciation                                                                        2,519           2,208
 Operating and other expenses (Note 3)                                               1,437           1,211
 Provision for credit and insurance losses                                             686             454
                                                                                   -------         -------
   Total costs and expenses                                                          7,202           6,086
 Net revenue from transactions with Automotive                                          85              10
                                                                                   -------         -------

 Income before income taxes - Financial Services                                       594             643
                                                                                   -------         -------

 TOTAL COMPANY
 Income before income taxes                                                          1,633           2,983
 Provision for income taxes                                                            571           1,022
                                                                                   -------         -------
 Income before minority interests                                                    1,062           1,961
 Minority interests in net income of subsidiaries                                        3              29
                                                                                   -------         -------
 Income from continuing operations                                                 $ 1,059         $ 1,932

 Income from discontinued operation (Note 4)                                             -             147
                                                                                   -------         -------

 Net income                                                                        $ 1,059         $ 2,079
                                                                                   =======         =======

 Income attributable to Common and Class B Stock
  after preferred stock dividends                                                  $ 1,055         $ 2,075

 Average number of shares of Common and Class B
  Stock outstanding                                                                  1,840           1,206

 AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Notes 5 and 6)
 Basic income
   Income from continuing operations                                               $  0.58         $  1.61
   Net income                                                                      $  0.58         $  1.73

 Diluted income
   Income from continuing operations                                               $  0.56         $  1.58
   Net income                                                                      $  0.56         $  1.70

 Cash dividends                                                                    $  0.30         $  0.50

The accompanying notes are part of the financial statements.

                                      -12-

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


2. Selected Automotive Costs and Expenses are summarized as follows (in millions):

                                                          First Quarter
                                                   ----------------------------
                                                      2001            2000
                                                   ------------    ------------
Depreciation                                         $675            $694
Amortization of special tools                         726             574
Pension expense/(benefits)                            (85)             64

3. SFAS 133 - Ford Motor Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The Company operates in many countries worldwide and is exposed to market risks, including the effect of changes in foreign currency exchange rates, commodity prices, and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on results. The Company uses derivative financial instruments to manage the exposures to fluctuations in exchange rates, commodity prices, and interest rates.

     Exchange rate risk is managed by use of foreign currency agreements, including forward contracts, swaps, and options. Commodity price risk is managed by use of forward price contracts and options. Exchange rate and commodity risk derivatives are primarily accounted for as cash flow hedges and generally mature in 3 years or less, with a maximum maturity of 7 years. Interest rate risk is managed by entering into interest rate swap agreements to change the interest rate characteristics of Ford's debt (primarily used in the Financial Services sector) to match the interest rate characteristics of related assets. These interest rate derivatives are designated as either cash flow or fair-value hedges. In addition, Ford uses forward contracts to hedge certain net investments in foreign operations and holds other derivatives that presently do not qualify for hedge accounting treatment under SFAS No. 133. Derivatives accounted for as cash flow hedges comprise most of the balance of SFAS No. 133 activity reported as a part of stockholders' equity.

     Ford's strategy is to use derivatives to manage specific economic risks to changes in exchange rates, commodity prices, and interest rates. Ford does not use derivatives for speculative purposes. For more information on Ford's derivative strategy, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 of the Notes to Consolidated Financial Statements in Ford's Annual Report on Form 10-K (the "Ford 10-K Report") for the year ended December 31, 2000. For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise.

     Adverse  adjustments to income (not material to total Company  results) and
     to  stockholders'  equity  in  the  first  quarter,   including  transition
     adjustment, were (in millions):

                                                                       Financial           Total
                                                    Automotive          Services           Company
                                                  --------------     ------------     ---------------
                Income before income taxes             $(90)*             $(20)**        $  (110)
                Net income                              (59)               (13)              (72)
                Stockholders' equity                                                      (1,225)***

*   Recorded in Automotive cost of sales
**  Recorded in Financial Services operating and other expenses
*** Recorded inaccumulated other comprehensive income

     Of the $1,225 million reduction recorded in stockholders' equity (including $550 million transition adjustment on January 1), about $400 million ($170 million of which relates to transition adjustment) is expected to be reclassified to net income during the next twelve months as the related underlying transactions occur. The amount reclassified from equity to earnings in the first quarter of 2001 reduced earnings by about $80 million. Consistent with the Company's

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     comprehensive, non-speculative risk-management practices, neither these nor future reclassifications are anticipated to have a material effect on net Company earnings, as they should be substantially offset by the opposite effects on related underlying transactions.

4. Discontinued Operation - On June 28, 2000, Ford distributed 130 million shares of Visteon Corporation ("Visteon"), which represented its 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Ford's financial statements reflect Visteon as a "discontinued operation" for all periods prior to July 1, 2000.

5. Value Enhancement Plan - On August 7, 2000, the Company announced the final results of its recapitalization, known as the Value Enhancement Plan ("VEP"). Under the VEP, Ford shareholders exchanged each of their old Ford Common or Class B shares for one new Ford Common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford Common shares, or a combination of $5.17 in cash and 0.555 additional new Ford Common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford Common and Class B shares that became issued and outstanding was 1.893 billion. As a result of the VEP, approximately $1.2 billion was transferred from capital stock to capital in excess of par value of stock. In accordance with generally accepted accounting principles, prior period shares and earnings per share amounts were not adjusted.

6. Income Per Share of Common and Class B Stock - Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for shares issuable under employee savings and compensation plans.

     The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock, such as stock options.

     Income per share of Common and Class B Stock from continuing operations was as follows (in millions, except per share amounts):

                                                                             First Quarter 2001          First Quarter 2000
                                                                        ----------------------------- --------------------------
                                                                            Income          Shares        Income       Shares
                                                                        --------------  ------------- -----------  -------------
        Income from continuing operations and shares                        $1,059         1,840         $1,932        1,206
        Preferred stock dividend requirements                                   (4)            -             (4)           -
        Issuable and uncommitted ESOP shares                                     -           (12)             -           (7)
                                                                            ------        ------         ------       ------
          Basic continuing income and shares                                $1,055         1,828         $1,928        1,199

        Basic income per share from continuing operations                   $ 0.58                       $ 1.61
        Basic income per share from discontinued operation                       -                         0.12
                                                                            ------                       ------
          Basic income per share                                            $ 0.58                       $ 1.73

        Basic continuing income and shares                                  $1,055         1,828         $1,928        1,199
        Net dilutive effect of options                                           -            40              -           23
                                                                            ------         -----         ------        -----
          Diluted continuing income and shares                              $1,055         1,868         $1,928        1,222

        Diluted income per share from continuing operations                 $ 0.56                       $ 1.58
        Diluted income per share from discontinued operation                     -                         0.12
                                                                            ------                       ------
          Diluted income per share                                          $ 0.56                       $ 1.70

Management's  Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------
of Operations - Ford
--------------------

     In addition to specific explanations discussed below, comparisons between Ford's first quarter 2001 and 2000 results are influenced by three important events:

     o On August 7, 2000, we announced the final results of our recapitalization, known as our Value Enhancement Plan ("VEP"), which became effective on August 2, 2000. Under the VEP, Ford shareholders exchanged each of their old Ford Common or Class B shares for one new Ford Common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford Common shares, or a combination of $5.17 in cash and 0.555 additional new Ford Common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford Common and Class B shares that became issued and outstanding was 1.893 billion. See Note 5 of our Notes to Financial Statements for a description of the effect of the VEP on earnings per share.

     o On June 30, 2000, we purchased the Land Rover business from the BMW Group. Land Rover's results and financial condition are included in our financial statements on a consolidated basis beginning in the third quarter of 2000.

     o On June 28, 2000, we distributed 130 million shares of Visteon Corporation (our former automotive systems and components division), which represented our 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Visteon has been reflected as a discontinued operation through June 30, 2000.


FIRST QUARTER RESULTS OF OPERATIONS - FORD

     Worldwide net income was $1,059 million in the first quarter of 2001, or $0.56 per diluted share of Common and Class B Stock. This compares with first quarter earnings from continuing operations in 2000 of $1,932 million, or $1.58 per diluted share. Worldwide sales revenue was $42.4 billion in the first quarter of 2001, down $0.5 billion from a year ago. Unit sales of cars and trucks were 1,805,000, down 109,000 units.

     Results by business sector for the first quarter of 2001 and 2000 are shown below (in millions).

                                                                               First Quarter
                                                                                Net Income
                                                              ------------------------------------------------
                                                                                                   2001
                                                                                               Over/(Under)
                                                                  2001           2000              2000
                                                              -------------  --------------   ----------------
             Automotive Sector                                  $  689         $1,552           $  (863)
             Financial Services Sector                             370            380               (10)
                                                                ------         ------           -------
               Total continuing operations                       1,059          1,932              (873)

             Discontinued operation - Visteon                        0            147              (147)
                                                                ------         ------           -------

               Total Company                                    $1,059         $2,079           $(1,020)
                                                                ======         ======           =======

Management's  Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------
of Operations - Ford (Continued)
--------------------------------

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $689 million in the first quarter of 2001, on sales of $34.7 billion. Earnings in the first quarter of 2000 were $1,552 million, on sales of $36.2 billion. Adjusted for constant volume and mix, total automotive costs were unchanged compared with the first quarter of 2000.

     Details of first quarter Automotive sector earnings from continuing operations are shown below (in millions).

                                                                             First Quarter
                                                                           Net Income/(Loss)
                                                              --------------------------------------------
                                                                                               2001
                                                                                           Over/(Under)
                                                                 2001          2000            2000
                                                              ------------  -----------  -----------------
                  North American Automotive                    $ 695         $1,667         $(972)

                  Automotive outside North America
                  - Europe                                        88             (3)           91
                  - South America                                (53)           (82)           29
                  - Rest of World                                (41)           (30)          (11)
                                                               -----         ------         -----
                     Total Automotive outside North
                      America                                     (6)          (115)          109
                                                               -----         ------         -----

                      Total Automotive Sector                  $ 689         $1,552         $(863)
                                                               =====         ======         =====


     Automotive sector earnings in North America were $695 million in the first quarter of 2001, on sales of $23.7 billion. In the first quarter of 2000, earnings were $1,667 million, on sales of $27.2 billion. The decrease in earnings reflected primarily lower vehicle sales volume (unit sales down 208,000 units, or 16% from a year ago). The after-tax return on sales for our Automotive sector in North America was 3.0% in the first quarter of 2001. Excluding the effect of SFAS 133 as described below, the after-tax return on sales for our Automotive sector in North America would have been 3.2%, down 3 percentage points from a year ago.

     In the first quarter of 2001, approximately 4.2 million new cars and trucks were sold in the United States, down 300,000 units from a year ago. Our share of those unit sales was 22.6% in the first quarter of 2001, down 1.4 percentage points from a year ago. The decline in market share reflected in part low availability of new Ford Explorer and Mercury Mountaineer models.

     Our Automotive sector earnings in Europe were $88 million in the first quarter of 2001, compared with losses of $3 million a year ago. The improvement in earnings is explained by increased vehicle sales volume and lower costs at Ford brand operations. Other factors (including lower volume at Volvo, higher launch costs at Jaguar, and gains on sales of certain assets) were largely offsetting.

     In the first quarter of 2001, approximately 4.8 million new cars and trucks were sold in our nineteen primary European markets, down 279,000 units from a year ago. Our share of those unit sales was 11.1% in the first quarter of 2001, up 1.3 percentage points from a year ago. Our market share increase reflected strong sales performance of the new Ford Mondeo and Transit models and the addition of Land Rover.

     Our Automotive sector in South America had losses of $53 million in the first quarter of 2001, compared with losses of $82 million a year ago. The improved results reflected improved margins.

Management's Discussion and Analysis of Financial Condition and Results
-----------------------------------------------------------------------
of Operations - Ford (Continued)
-------------------------------

     In the first quarter of 2001, approximately 415,000 new cars and trucks were sold in Brazil, compared with 310,000 a year ago. Our share of those unit sales was 8.6% in the first quarter of 2001, down 9/10 of a percentage point from a year ago.

     Automotive sector losses outside North America, Europe and South America ("Rest of World") were $41 million in the first quarter of 2001, compared with losses of $30 million in the first quarter of 2000. The decline in results were more than explained by Ford's share of increased losses at Mazda.

Financial Services Sector
-------------------------

     Our Financial Services sector consists primarily of two segments, Ford Credit and Hertz. Details of first quarter Financial Services sector earnings are shown below (in millions).

                                                                                 First Quarter
                                                                               Net Income/(Loss)
                                                                  --------------------------------------------
                                                                                                   2001
                                                                                               Over/(Under)
                                                                     2001          2000            2000
                                                                  ------------   ----------   ----------------
             Ford Credit                                            $393           $353           $ 40
             Hertz                                                    (4)            56            (60)
             Minority interests, eliminations,
              and other                                              (19)           (29)            10
                                                                    ----           ----           ----

                Total Financial Services Sector                     $370           $380           $(10)
                                                                    ====           ====           ====

             Memo: Ford's share of earnings in Hertz                $  0           $ 46           $(46)


     For a discussion of Ford Credit's results of operations in the first quarter of 2001, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - First Quarter 2001 Compared with First Quarter 2000."

     In the first quarter of 2001, Hertz had losses of $4 million, compared with earnings of $56 million (of which $46 million was Ford's share) a year ago. The decrease in earnings reflected primarily pricing pressure, a combination of a slowing U.S. economy and its impact on rental transaction volume and cost structure, higher 2001 model year vehicle holding costs, and lower vehicle and equipment residual values.


LIQUIDITY AND CAPITAL RESOURCES - FORD

Automotive Sector
-----------------

     At March 31, 2001, our Automotive sector had $15.8 billion of cash and marketable securities, down $0.7 billion from December 31, 2000. The decline was more than explained by share repurchases ($800 million) and our acquisition of the minority interest in Hertz ($735 million), offset partially by positive operating cash flow. Automotive gross cash was $19.1 billion at March 31, 2001, including $3.3 billion of prefunding of certain employee health benefit obligations through a Voluntary Employee Beneficiary Association trust. (Early in the second quarter of 2001, we incurred a cash outlay of $1.6 billion for the final payment to AB Volvo for our acquisition of Volvo Car.)

     Automotive capital expenditures were $1.4 billion in the first quarter of 2001, down $100 million from a year ago.

Management's Discussion and Analysis of Financial Condition and Results
-----------------------------------------------------------------------
 of Operations - Ford (Continued)
----------------------------------

     Our stockholders' equity was $16.1 billion at March 31, 2001, down $2.5 billion from December 31, 2000. This decrease reflected primarily non-cash adjustments related to the adoption of SFAS 133 (as described below) and foreign currency translation (reflecting primarily the strengthening of the U.S. dollar relative to European currencies).

     At March 31, 2001, our Automotive sector had total debt of $12 billion, unchanged from December 31, 2000.

Financial Services Sector
-------------------------

     At March 31, 2001, our Financial Services sector had cash and cash equivalents of $1.4 billion, down $48 million from December 31, 2000. Finance receivables and net investments in operating leases were $174 billion at March 31, 2001, up from $172 billion at December 31, 2000.

     Total debt was $155 billion at March 31, 2001, up $2 billion from December 31, 2000. Outstanding commercial paper at March 31, 2001 totaled $34 billion at Ford Credit, and $2 billion at Hertz, with an average remaining maturity of 32 days and 20 days, respectively.

HERTZ PURCHASE - FORD

     In March 2001, through a tender offer and a merger transaction, we acquired (for a total price of $735 million) the common stock of Hertz that we did not own, which represented about 18% of the economic interest in Hertz. As a result, Hertz has become an indirect, wholly-owned subsidiary.

NEW ACCOUNTING STANDARD - FORD

     We adopted Statement of Financial Accounting Standards (SFAS) 133 "Accounting for Derivative Instruments and Hedging" on January 1, 2001. Adverse adjustments to income and to stockholders' equity included in first quarter results were (in millions):

                                                                        Financial          Total
                                                     Automotive         Services          Company
                                                   --------------     -------------    -------------
        Income before income taxes                     $(90)              $(20)          $  (110)
        Net income                                      (59)               (13)              (72)
        Stockholders' equity                                                              (1,225)


For a further discussion of SFAS 133, see note 3 of our Notes to Financial Statements.

OTHER FINANCIAL INFORMATION - FORD

     PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on page 12. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by PricewaterhouseCoopers LLP as a result of their review.

Legal Proceedings - Ford
-------------------------

     Firestone Matters  (Previously  discussed  beginning on page 20 of the Ford
Credit   10-K   Report.)  As   previously   reported,   on  August   9,   2000,
Bridgestone/Firestone, Inc. ("Firestone") announced a recall of all Firestone ATX and ATX II tires (P235/75R15) produced in North America since 1991 and Wilderness AT tires of that same size manufactured at Firestone's Decatur, Illinois plant. Firestone estimated that about 6.5 million of the affected tires were still in service on the date the recall was announced. The recall was announced following an analysis by Ford and Firestone that identified a statistically significant incidence of tread separation occurring in the affected tires. Most of the affected tires were installed as original equipment on Ford Explorer sport utility vehicles. The recall has been substantially completed. Ford incurred substantial costs in connection with the recall, including the costs of the recall itself and costs associated with production interruptions to permit production tires to be diverted to the recall.

     Also as previously reported, Ford is continuing to work with the Safety Administration in its investigation of the Firestone tire recall to attempt to assess the root cause of tread separation in the recalled tires and to determine whether the recall should be expanded to include other Firestone tires. The root cause assessment by the Safety Administration and Ford's own analysis of root cause include tires not subject to the original recall that have been installed as original equipment on several Ford models, including Ford Explorer and Mercury Mountaineer models. The conclusions reached by the Safety Administration or Ford in these studies, which at present are incomplete, could result in the recall and/or replacement of additional Firestone tires and in additional substantial cost to the Company.

     Ford has accrued expenses in accordance with generally accepted accounting principles for the estimated losses from currently pending personal injury cases in which plaintiffs allege that their injuries were caused by defects in a vehicle tire that caused it to lose its tread and/or by defects in the vehicle (primarily Ford Explorer models) that caused it to roll over. These accruals are reflected in Ford's financial statements. Ford periodically assesses the anticipated costs of this litigation and additional accruals, which could be substantial, may be necessary in the future.

     The securities fraud class actions have been consolidated and an amended complaint has been filed. The amended complaint alleges that Ford's misrepresentations and omissions began in March 1998 (rather than early 1999, as alleged in the initial complaint).


Class Actions
-------------

     TFI Module Class Action. (Previously discussed on page 23 of the Ford Credit 10-K Report.) The class action in Missouri has been withdrawn. The trial court in the Howard case has ruled on the nature of the recall. Pursuant to this ruling, Ford will be ordered to replace all distributor-mounted TFI modules on vehicles in the class with new distributor-mounted TFI modules of the latest design. In addition, the Plaintiffs in Howard moved for immediate judgment on the remaining claims, including statutory damages, arguing that a retrial is not necessary because all of the dispositive factual issues have already been resolved by the trial judge. The trial court denied this motion and Plaintiffs are attempting to appeal that ruling. Unless the appellate court intervenes, the retrial in Howard will begin in September 2001.

     Throttle Body Assemblies Class Action. (Previously discussed on page 24 of the Ford Credit 10-K Report.) This action has been successfully removed to federal court.

     Ford Credit Debt Collection Class Action. (Previously discussed on page 25 of the Ford Credit 10-K Report.) The trial in the Molloy case is scheduled to begin on May 10, 2001 in the bankruptcy court on the named plaintiff's case only.

------------------------------------

     Performance Management Process Class Action. (Previously discussed on page 26 of the 10-K Report.) The plaintiffs allege both intentional discrimination and disparate impact relating to the Performance Management Process. Although the case is still in the early stages of litigation, Ford has filed a motion to dismiss the disparate impact claims. This motion is scheduled to be heard simultaneously with a similar motion filed in the Reverse Discrimination Class Action on May 30, 2001.

     Reverse Discrimination Class Action. (Previously discussed on page 26 of the Ford Credit 10-K Report.) Plaintiffs withdrew the initial case that was filed in the federal district court for the Eastern District of Michigan. On March 6, 2001, four plaintiffs filed a new purported class action in state court of Michigan against Ford and Mr. Nasser. This suit alleges reverse race, reverse gender and age discrimination. Specifically, the purported class claims that the Company's diversity initiatives discriminate against older white males. The suit alleges that the Company's Performance Management Process was intended to support the diversity initiatives by driving out the older white males. The suit alleges both intentional discrimination as well as disparate impact. Ford has filed a motion to dismiss all of the disparate impact claims. This motion is scheduled to be heard simultaneously with a similar motion filed in the Performance Management Process Class Action on May 30, 2001.

     F-150 Radiators Class Actions. In April 2001, two purported class actions were filed alleging that Ford defrauded purchasers of 1999-2001 model year Ford F-150 trucks by falsely representing that certain option packages included "upgraded" radiators. Plaintiffs allege that approximately 400,000 trucks that were intended to have larger radiators were actually built with standard radiators. One of the cases, filed in state court in New York, purports to represent a nationwide class, and seeks an order requiring installation of larger radiators and other damages. The second case, filed in state court in Texas, purports to represent purchasers in Texas, and seeks unspecified damages. Both cases allege breach of warranty and violation of state consumer protection laws.



Other Matters

     Rouge Powerhouse Insurance Litigation. There are several pending lawsuits arising out of the February 1, 1999 Rouge Powerhouse explosion. In June 2000, Ford filed a coverage action against ten property insurance carriers seeking property damage and business interruption losses attributable to the Powerhouse explosion. Factory Mutual, one of these insurers, filed a counterclaim in the lawsuit for claims paid to Rouge Steel Company ("Rouge Steel"). Factory Mutual's counterclaim alleges that Rouge Steel's damages occurred as a result of Ford's negligence, gross negligence or willful and wanton misconduct in operating the Powerhouse and totals approximately $300 million. This counterclaim, and a similar claim for approximately $25 million by other insurers of Rouge Steel, has been ordered to arbitration. Additionally, claims related to business interruption losses incurred by five suppliers to Rouge Steel, totaling approximately $20 million, also have been added to the arbitration. In addition, six Ford employees and one Rouge Steel employee also have filed lawsuits seeking recovery in excess of $100 million in the aggregate for alleged psychological injuries caused as a result of the explosion.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to Exhibit Index

           (b)  Reports on Form 8-K during the quarter ended March 31, 2001:

                                                      FINANCIAL
DATE OF REPORT                ITEM                 STATEMENTS FILED
--------------           --------------            -----------------
January 3, 2001          Item 5 - Other Events     None

January 11, 2001         Item 5 - Other Events     None

January 18, 2001         Item 5 - Other Events     News Release dated
                                                   January 18, 2001 of
                                                   Ford Motor Company and
                                                   Subsidiaries for the year
                                                   ended December 31, 2000 with
                                                   attachments.

February 1, 2001         Item 5 - Other Events     None

February 1, 2001         Item 5 - Other Events     2000 Audit of Consolidated
                                                   Financial Statements of
                                                   Ford Motor Credit Company
                                                   and Subsidiaries together
                                                   with the Report of
                                                   Independent Accountants of
                                                   PricewaterhouseCoopers LLP.

March 1, 2001            Item 5 - Other Events     None

March 2, 2001            Item 5 - Other Events     None

March 29, 2001           Item 5 - Other Events     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FORD MOTOR CREDIT COMPANY
                                   (Registrant)

May 14, 2001                      /s/ B. Boerio
                                   ---------------------
                                   B. Boerio
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Treasurer

                        Report of Independent Accountants

To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the accompanying condensed consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of March 31, 2001 and 2000, and the related condensed consolidated statements of income, earnings retained for use in the business, and statement of cash flows for each of the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP


Detroit, Michigan
April 18, 2001

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

15                            Letter from                 Filed with this
                              PricewaterhouseCoopers LLP  Report.
                              dated May 14, 2001,
                              regarding unaudited
                              interim financial
                              information.