Form 10-Q
period 2001-06-30
FORD MOTOR CREDIT CO
filed 2001-07-30
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of June 30, 2001.

    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

                                  PAGE 1 OF 26
                        EXHIBIT INDEX APPEARS AT PAGE 26.

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


                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                   Consolidated Statement of Income
                                           and of Earnings Retained for Use in the Business
                                             For the Periods Ended June 30, 2001 and 2000
                                                             (in millions)


                                                                  Second Quarter                          First Half
                                                         ----------------------------------     --------------------------------
                                                         ----------------------------------     --------------------------------
                                                             2001                2000               2001               2000
                                                         -------------      ---------------     -------------       ------------
                                                                    (Unaudited)                           (Unaudited)

Financing revenue
   Operating leases                                      $    2,957.3       $    2,654.0        $    5,882.3         $  5,221.9
   Retail                                                     2,190.1            2,018.7             4,292.0            3,989.6
   Wholesale                                                    662.3              588.1             1,382.9            1,128.3
   Other                                                        117.0              143.3               247.6              267.7
                                                           ----------         ----------          ----------         ----------
      Total financing revenue                                 5,926.7            5,404.1            11,804.8           10,607.5

Depreciation on operating leases                             (2,250.0)          (2,018.1)           (4,371.4)          (3,876.5)
Interest expense                                             (2,347.7)          (2,195.2)           (4,773.7)          (4,264.9)
                                                           ----------         ----------          ----------         ----------
      Net financing margin                                    1,329.0            1,190.8             2,659.7            2,466.1

Other revenue
   Insurance premiums earned                                     60.0               60.7               119.8              120.3
   Investment and other income                                  386.9              354.3               919.4              621.0
                                                           ----------          ---------          ----------         ----------
      Total financing margin and revenue                      1,775.9            1,605.8             3,698.9            3,207.4

Expenses
   Operating expenses                                           632.0              592.6             1,266.8            1,179.3
   Provision for credit losses                                  485.4              310.4             1,103.3              687.9
   Other insurance expenses                                      74.2               70.7               118.8              131.0
                                                           ----------         ----------          ----------         ----------
      Total expenses                                          1,191.6              973.7             2,488.9            1,998.2
                                                           ----------         ----------          ----------         ----------

   Income before income taxes and minority interests            584.3              632.1             1,210.0            1,209.2
Provision for income taxes                                      216.8              234.4               448.9              448.6
                                                           ----------         ----------          ----------         ----------
   Income before minority interests                             367.5              397.7               761.1              760.6
Minority interests in net income of subsidiaries                  0.8               10.0                 0.9               19.8
                                                           ----------         ----------          ----------         ----------
      Net income                                                366.7              387.7               760.2              740.8

Earnings retained for use in the business
   Beginning of period                                        8,415.8            7,203.2             8,272.3            6,855.5
   Dividends                                                      -                  -                (250.0)              (5.4)
                                                           ----------         ----------          ----------         ----------
         End of period                                     $  8,782.5       $    7,590.9        $    8,782.5         $  7,590.9
                                                           ==========       ============        ============         ==========


The accompanying notes are an integral part of the financial statements.


                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                      Consolidated Balance Sheet
                                                             (in millions)





                                                                 June 30,             December 31,              June 30,
                                                                   2001                   2000                    2000
                                                            --------------------   --------------------     ------------------
                                                            --------------------   --------------------     ------------------
                                                                 (Unaudited)                                     (Unaudited)

Assets
      Cash and cash equivalents                               $        1,524.1         $       1,123.4       $       1,354.0
      Investments in securities                                          561.2                   547.4                 515.2
      Finance receivables, net                                       125,615.7               122,738.4             119,005.8
      Net investment, operating leases                                39,535.8                38,457.0              36,977.0
      Retained interest in securitized assets                          6,961.4                 3,686.6               3,110.7
      Notes and accounts receivable from affiliated companies          2,569.6                 2,489.1               2,743.2
      Other assets                                                     5,277.0                 5,215.9               4,114.8
                                                              ----------------         ---------------        --------------
        Total assets                                           $     182,044.8         $     174,257.8       $     167,820.7
                                                              ================         ===============       ===============

Liabilities and Stockholder's Equity
Liabilities
   Accounts payable
       Trade, customer deposits, and dealer reserves           $       4,900.7          $      4,758.1         $      4,330.1
       Affiliated companies                                              910.7                 1,036.9                1,470.4
                                                               ---------------          --------------         --------------
     Total accounts payable                                            5,811.4                 5,795.0                5,800.5

   Debt                                                              153,856.1               146,294.7              140,953.4
   Deferred income taxes                                               4,657.0                 4,495.4                4,106.1
   Other liabilities and deferred income                               5,722.0                 5,468.8                4,802.6
                                                               ---------------          --------------          -------------
     Total liabilities                                          $    170,046.5            $  162,053.9           $  155,662.6

   Minority interests in net assets of subsidiaries                       16.8                    17.3                  416.6

Stockholder's Equity
   Capital stock, par value $100 a share, 250,000 shares
      authorized, issued and outstanding                                  25.0                    25.0                   25.0
   Paid-in surplus (contributions by stockholder)                      4,265.8                 4,273.0                4,568.0
   Accumulated other comprehensive loss                               (1,091.8)                 (383.7)                (442.4)
   Retained earnings                                                   8,782.5                 8,272.3                7,590.9
                                                                --------------          --------------           ------------
     Total stockholder's equity                                       11,981.5                12,186.6               11,741.5
                                                                --------------          --------------           ------------
     Total liabilities and stockholder's equity                 $    182,044.8            $  174,257.8           $  167,820.7
                                                                ==============          ==============           ============


The accompanying notes are an integral part of the financial statements.


                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                 Consolidated Statement of Cash Flows
                                             For the Periods Ended June 30, 2001 and 2000
                                                             (in millions)



                                                                                  First Half
                                                                         ------------------------------
                                                                         ------------------------------
                                                                            2001              2000
                                                                         ------------     -------------
                                                                                  (Unaudited)

Cash flows from operating activities
  Net income                                                             $     760.2      $      740.8
    Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                               1,103.3             687.9
   Depreciation and amortization                                             4,624.8           4,118.4
   Gain/(loss) on sales of finance receivables                                (300.4)              7.0
   Increase in deferred income taxes                                           437.5             383.0
   (Increase)/decrease in other assets                                         (34.7)            250.9
   (Decrease)/increase in other liabilities                                 (1,467.0)          1,036.8
   All other operating activities                                              107.9              95.4
                                                                          ----------       -----------
               Net cash provided by operating activities                     5,231.6           7,320.2
                                                                          ----------       -----------

Cash flows from investing activities
    Purchase of finance receivables (other than wholesale)                 (31,380.7)        (31,017.7)
    Collection of finance receivables (other than wholesale)                16,115.5          17,229.9
   Purchase of operating lease vehicles                                    (14,326.8)        (13,531.9)
   Liquidation of operating lease vehicles                                   8,825.6           7,507.7
   Increase in wholesale receivables                                        (2,359.0)         (3,219.5)
   Decrease in notes receivable with affiliates                                917.9           3,558.2
   Proceeds from sale of receivables                                        10,132.0           7,694.8
   Purchase of investment securities                                          (479.6)           (298.8)
   Proceeds from sale/maturity of investment securities                        465.8             308.0
   All other investing activities                                             (188.5)           (152.9)
                                                                          ----------        ----------
               Net cash used in investing activities                       (12,277.8)        (11,922.2)
                                                                          ----------        ----------
Cash flows from financing activities
   Proceeds from issuance of long-term debt                                 23,541.5          21,926.0
   Principal payments on long-term debt                                     (6,884.8)         (9,722.1)
   Decrease in short-term debt                                              (8,910.8)         (7,060.0)
   Cash dividends paid                                                        (250.0)           (150.0)
   All other financing activities                                              121.4             159.6
                                                                          ----------         ---------
              Net cash provided by  financing activities                     7,617.3           5,153.5
                                                                          ----------         ---------

   Effect of exchange rate changes on cash and cash equivalents
                                                                              (170.4)           (139.7)
                                                                          ----------         ---------

   Net change in cash and cash equivalents                                     400.7             411.8

Cash and cash equivalents, beginning of period                               1,123.4             942.2
                                                                          ----------         ---------

Cash and cash equivalents, end of period                                  $  1,524.1      $    1,354.0
                                                                          ==========      ============

Supplementary cash flow information
   Interest paid                                                          $  4,440.7      $    4,292.7
   Taxes paid                                                                  107.8              86.6


The accompanying notes are an integral part of the financial statements.

                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                     Notes To Financial Statements



Note 1. Finance Receivables, Net (in millions)


                                                                                 June 30,        December 31,         June 30,
                                                                                   2001              2000               2000
                                                                             ----------------- -----------------  -----------------
                                                                             ----------------- -----------------  -----------------
                                                                                (Unaudited)                          (Unaudited)

Retail                                                                         $      80,525.9   $      80,797.2    $      81,543.0
Wholesale                                                                             36,456.1          34,122.0           30,267.2
Other                                                                                  9,979.3           9,129.9            8,407.3
                                                                               ---------------    --------------    ---------------
   Total finance receivables, net of unearned income                                 126,961.3         124,049.1          120,217.5
Less:  Allowance for credit losses                                                    (1,345.6)         (1,310.7)          (1,211.7)
                                                                               ---------------    --------------    ---------------
   Finance receivables, net                                                    $     125,615.7    $    122,738.4      $   119,005.8
                                                                               ===============    ==============    ===============

Note 2. Debt (in millions)


                                                                                   June 30,        December 31,         June 30,
                                                                                     2001              2000               2000
                                                                               ----------------- -----------------  ----------------
                                                                               ----------------- -----------------  ----------------
                                                                                  (Unaudited)                          (Unaudited)
Payable Within One Year:
    Commercial paper                                                           $      33,658.2   $      42,254.8    $      37,310.2
    Other short-term debt (a)                                                          7,470.5           7,875.1            6,636.6
                                                                                --------------   ---------------    ---------------
        Total short-term debt                                                         41,128.7          50,129.9           43,946.8
    Long-term indebtedness payable within
      one year (b)                                                                    18,962.4          12,856.6           19,435.6
                                                                                ---------------  ---------------    ---------------
        Total payable within one year                                                 60,091.1          62,986.5           63,382.4

Payable After One Year:
    Unsecured senior indebtedness
      Notes (c) (d)                                                                   93,786.0          83,402.6           77,171.6
      Unamortized discount                                                               (21.0)            (94.4)            (106.3)
                                                                                --------------     -------------     --------------
        Total unsecured senior indebtedness                                           93,765.0          83,308.2           77,065.3
    Unsecured long-term subordinated notes                                                 -                 -                505.7
                                                                                --------------     -------------     --------------
        Total payable after one year                                                  93,765.0          83,308.2           77,571.0
                                                                                --------------     -------------     --------------
        Total debt (e)                                                          $    153,856.1    $    146,294.7     $    140,953.4
                                                                                ==============    ==============     ==============



(a) Includes $374.9 million, $571.0 million, and $683.9 million with affiliated companies at June 30, 2001, December 31, 2000, and
      June 30, 2000, respectively.

(b) Includes $933.1 million, $912.6 million, and $992.1 million with affiliated companies at June 30, 2001, December 31, 2000, and
      June 30, 2000, respectively.

(c) Includes $1,089.0 million, $1,663.8 million, and $2,220.2 million with affiliated companies at June 30, 2001, December 31, 2000, and
      June 30, 2000, respectively.

(d)   Unsecured senior notes mature at various dates through 2078.

(e) The weighted average interest rate, including the effects of interest rate swap agreements, for total debt at June 30, 2001 is 6.22%.


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          Notes To Financial Statements


Note 3.  SFAS 133 "Accounting for Derivative Instruments and Hedges"
(in millions)

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, on
January 1, 2001. For further discussion on SFAS No. 133, refer to Note 3 in Form 10-Q for the quarter ended March 31, 2001. Non-cash adjustments to income and to stockholder's equity for the second quarter and six months ended
June 30, 2001, including the transition adjustment, were:



                                 Second Quarter       First Half
                                     2001                2001

         Pre-tax income         $    (51)*           $   (71)*
         Net income                  (32)                (45)
         Stockholders' equity         28 **             (453)**

         *    Recorded in investment and other income
         **  Recorded in accumulated other comprehensive income (loss)


Note 4. Comprehensive Income (in millions)


                                                         Second Quarter                       First Half
                                                 ------------------------------     ------------------------------
                                                 ------------------------------     ------------------------------
                                                      2001              2000              2001             2000
                                                 ------------      ------------     -------------     ------------
                                                           (Unaudited)                        (Unaudited)
Net income                                        $   366.7         $  387.7         $     760.2        $    740.8

Other comprehensive loss                              (42.7)          (103.4)             (708.1)           (144.4)
                                                  ---------         --------         -----------        ----------
  Total comprehensive income                      $   324.0         $  284.3         $      52.1        $    596.4



Other comprehensive loss includes foreign currency translation adjustments, net unrealized gains and losses on investments in securities, and unrealized gains and losses on derivative instruments and retained interests in securitized assets.




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



                                                Ford Credit                                                    Ford Credit
                                                   North           Ford Credit          Eliminations/           Financial
                                                  America         International      Reclassifications *       Statements
                                              ----------------    ---------------    --------------------    ----------------
                                                                              (Unaudited)
Second Quarter
---------------------------------------------
2001
Revenue                                       $     6,203.1         $     901.1        $    (730.6)         $   6,373.6
Income
   Income before income taxes                         539.2                94.3             (49.2)                584.3
   Provision for income taxes                         201.9                33.0             (18.1)                216.8
   Net income                                         337.3                61.3             (31.9)                366.7
Other disclosures
   Depreciation on operating leases                 2,027.6               127.2              95.2               2,250.0
   Interest expense                                 2,323.0               424.8            (400.1)              2,347.7

2000
Revenue                                       $     5,215.6         $     924.9        $   (321.4)          $   5,819.1
Income
   Income before income taxes                         512.6               112.5               7.0                 632.1
   Provision for income taxes                         189.3                37.4               7.7                 234.4
   Net income                                         323.3                75.1             (10.7)                387.7
Other disclosures
   Depreciation on operating leases                 1,813.1               217.5             (12.5)              2,018.1
   Interest expense                                 2,100.4               385.4            (290.6)              2,195.2

First Half
---------------------------------------------
2001
Revenue                                       $    12,268.1         $   1,772.5        $ (1,196.6)          $  12,844.0
Income
   Income before income taxes                       1,096.8               183.1             (69.9)              1,210.0
   Provision for income taxes                         410.3                64.1             (25.5)                448.9
   Net income                                         686.5               119.0             (45.3)                760.2
Other disclosures
   Depreciation on operating leases                 3,947.3               231.5             192.6               4,371.4
   Interest expense                                 4,709.7               872.3            (808.3)              4,773.7
   Finance receivables (including net
     investment operating leases)                 167,483.9            29,136.9         (31,469.3)            165,151.5
   Total Assets                               $   174,791.2         $  31,965.4        $(24,711.8)          $ 182,044.8


2000
Revenue                                       $    10,103.0         $   1,830.7        $   (584.9)          $  11,348.8
Income
   Income before income taxes                         974.9               233.4               0.9               1,209.2
   Provision for income taxes                         362.8                80.1               5.7                 448.6
   Net income                                         612.1               153.3             (24.6)                740.8
Other disclosures
   Depreciation on operating leases                 3,480.2               400.6              (4.3)              3,876.5
   Interest expense                                 4,050.9               773.9            (559.9)              4,264.9
   Finance receivables (including net
     investment operating leases)                 149,688.5            29,020.0         (22,725.7)            155,982.8
   Total Assets                               $   154,503.5         $  31,158.1        $(17,840.9)          $ 167,820.7



* Includes the impact of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
------   -----------------------------------------------------------------------

RESULTS OF OPERATIONS

Ford Credit's first half 2001 financial results include the effects of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Ford Credit adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. For further information on SFAS No. 133 and its impact on Ford Credit, see Note 3 of the Notes to Consolidated Financial Statements.

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

Ford Credit's consolidated net income for the second quarter of 2001 was $367 million, down $21 million or 5% from the second quarter of 2000. The decrease in second quarter earnings compared with the prior year is more than explained by non-cash charges (totaling $32 million) related to SFAS No. 133.

Excluding the effects of SFAS No. 133, net income for the second quarter of 2001 was $399 million, up $11 million or 3% from a year ago. Higher financing volume and margin, and improvements in investment and other income (primarily the result of gains on the sale of receivables related to securitization transactions) were offset largely by higher credit losses.

Total net finance receivables and net investment in operating leases at June 30, 2001 were $165 billion, up $3 billion or 2% from March 31, 2001 and up $9 billion or 6% from a year ago. The increase resulted primarily from higher volumes of wholesale and operating lease receivables offset partially by the impact of higher levels of securitization in the second quarter of 2001 compared with a year ago.

Credit losses as a percent of average net finance receivables including net investment in operating leases was 0.95% in the second quarter of 2001 compared with 0.65% a year ago. The increase was due to centralization of collection activities at the regional service centers in the United States and Canada
(as the centers continue to train staff and complete the launch of new collection tools), a slowing economic environment, and an increase in loss per charge-off. All service centers are now operational and have assumed collection activities that were previously performed at branch offices.

Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International. Net income in the North America segment for the second quarter of 2001 was $337 million, up $14 million or 4% from a year ago, primarily a result of the factors discussed above. Net income in the International segment for the second quarter of 2001 was $61 million, down $14 million or 18% from a year ago, primarily a result of profits reported in weaker European currencies and margin pressure in Europe. See Note 5 of Notes to Financial Statements for additional segment information.

During the second quarter of 2001, Ford Credit financed 44% of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the United States, compared to 48% a year ago. In Europe, Ford Credit financed 37% of all new vehicles sold by Ford dealers, compared to 33% a year ago. Ford Credit's retail financing for new and used vehicles totaled 945,000 in the United States and 261,000 in Europe during the second quarter of 2001 compared with 980,000 in the United States and 206,000 in Europe a year ago. Ford Credit provided wholesale financing for 86% of Ford, Lincoln, and Mercury factory sales in the United States and 97% of Ford factory sales in Europe compared with 82% for the United States and 95% for Europe a year ago.

FIRST HALF 2001 COMPARED WITH FIRST HALF 2000

For the first half of 2001, Ford Credit's consolidated net income was $760 million, up $19 million or 3% from the first half of 2000. Compared with 2000, the increase in first half earnings reflects primarily improvements in investment and other income (primarily the result of gains on the sale of receivables related to securitization transactions) and higher financing volumes, offset partially by higher credit losses and the effects of SFAS No. 133.

During the first half of 2001, Ford Credit financed 44% of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the United States compared with 49% a year ago. In Europe, Ford Credit financed 34% of all new vehicles sold by Ford dealers, compared with 32% a year ago. Ford Credit's retail financing for new and used vehicles totaled 1,797,000 in the United States and 490,000 in Europe during the first half of 2001 compared with 1,930,000 in the United States and 412,000 in Europe a year ago. Ford Credit provided wholesale financing for 86% of Ford, Lincoln, and Mercury factory sales in the United States and 97% of Ford factory sales in Europe compared with 84% for the United States and 96% for Europe a year ago.

OTHER FINANCIAL INFORMATION

PricewaterhouseCoopers LLP, Ford Credit's independent accountants, performed a limited review of the financial data presented on pages 2 through 7 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data.


                                              Ford Credit Liquidity and Capital Resources

Ford Credit's outstanding debt at June 30, 2001 and at the end of each of the last four years was as follows (in millions):




                                        June 30,                                       December 31
                                                         -------------------------------------------------------------------------
                                          2001               2000                1999               1998                1997
                                     ---------------     --------------      --------------     --------------      --------------
                                       (Unaudited)

Commercial paper & STBAs (a)              $  35,046          $  43,627          $   43,078         $   48,636          $   42,311
Other short-term debt (b)                     6,083              6,503               6,770              4,997               3,897
Long term debt
  (including current portion) (c)           112,727             96,165              83,226             61,334              54,517
                                     --------------      -------------        ------------      -------------       -------------
   Total debt                            $  153,856         $  146,295          $  133,074         $  114,967          $  100,725
                                     ==============      =============        ============      =============       =============

United States                            $  122,985         $  116,427          $  104,186         $   85,394          $   78,443
Europe                                       15,571             14,866              14,510             16,653              12,491
Other international                          15,300             15,002              14,378             12,920               9,791
                                     --------------      -------------        ------------       ------------        ------------
   Total debt                            $  153,856         $  146,295          $  133,074         $  114,967          $  100,725
                                     ==============      =============        ============       ============        ============




     - - - - -
a)   Short-term borrowing agreements with bank trust departments. Includes
     $1,031.0 million with an affiliated company at December 31, 1999. There were no outstanding balances with affiliates at June 30, 2001, December 31,
     2000, December 31, 1998 or December 31, 1997.

b) Includes $375 million, $571 million, $718 million, $989 million and $831 million with an affiliated company at June 30, 2001, December 31, 2000, December 31, 1999, December 31, 1998 and December 31, 1997, respectively.

c) Includes $2,022 million, $2,576 million, $3,457 million, $2,878 million, and $3,547 million with affiliated companies at June 30, 2001, December 31, 2000, December 31, 1999, December 31, 1998, and December 31, 1997,
     respectively.


Support facilities represent additional sources of funds, if required. At June 30, 2001, Ford Credit had approximately $15.7 billion of contractually committed facilities. In addition, approximately $7.4 billion of Ford lines of credit may be used by Ford Credit at Ford's option. These credit lines have various maturity dates through June 30, 2006 and may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $5.0 billion of contractually committed liquidity facilities to support Ford Credit's asset backed commercial paper program.

Additionally, at June 30, 2001, there were approximately $4.3 billion of contractually committed facilities available for FCE Bank plc's ("FCE Bank") use. In addition, $598 million of Ford lines of credit may be used by FCE Bank at Ford's option. The lines have various maturity dates through June 30, 2006 and may be used, at FCE Bank's option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

                Part II. OTHER INFORMATION


Item 1.     Legal Proceedings

            For a discussion of purported class actions and other proceedings affecting Ford Credit, see Item 5, "Other Information - Information Concerning Ford - Class Actions - Ford Credit Debt Collection Class Actions - Late Charges Class Actions - Reverse Discrimination Class Action".

Item 2.     Changes in Securities

            Not required

Item 3.     Defaults Under Senior Securities

            Not required

Item 4.     Submission of Matters to a Vote of Security Holders

            Not required.

ITEM 5.         Other Information

                INFORMATION CONCERNING FORD

                       Ford Motor Company and Subsidiaries

                                   HIGHLIGHTS
                                   ----------

                                                                Second Quarter                           First Half
                                                           -------------------------------         -----------------------------
                                                              2001              2000                 2001             2000
                                                           --------------    -------------         ------------    -------------
                                                                  (unaudited)                            (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                1,142             1,308                 2,245           2,619
- Outside North America                                          716               687                 1,425           1,290
                                                              ------            ------                ------          ------
    Total                                                      1,858             1,995                 3,670           3,909
                                                              ======            ======                ======          ======

Sales and revenues (in millions)
- Automotive                                               $  34,552         $  37,366             $  69,202       $  73,541
- Financial Services                                           7,762             7,133                15,558          13,862
                                                           ---------         ---------             ---------       ---------
    Total                                                  $  42,314         $  44,499             $  84,760       $  87,403
                                                           =========         =========             =========       =========

Net income (loss) (in millions)
- Automotive                                               $  (1,194)        $   1,052             $    (505)      $   2,604
- Financial Services                                             442               461                   812             841
                                                           ---------         ---------             ---------       ---------
   Income (loss) from continuing operations                     (752)            1,513                   307           3,445
- Discontinued operation (Visteon)                                 -               162                     -             309
- Loss on spin-off of Visteon                                      -            (2,252)                    -          (2,252)
                                                           ---------         ---------             ---------       ---------
    Total                                                  $    (752)        $    (577)            $     307       $   1,502
                                                           =========         =========             =========       =========

Capital expenditures (in millions)
- Automotive                                               $   1,229         $   1,453             $   2,586       $   2,952
- Financial Services                                              99               158                   230             464
                                                           ---------         ---------             ---------       ---------
    Total                                                  $   1,328         $   1,611             $   2,816       $   3,416
                                                           =========         =========             =========       =========

Automotive capital expenditures as a
 percentage of sales                                             3.6%              3.9%                  3.7%            4.0%

Stockholders' equity at June 30
- Total (in millions)                                      $  13,758         $  24,643             $ 13,758        $  24,643
- Annualized after-tax return on Common
   and Class B stockholders' equity                             Loss              22.9%                  3.8%           25.4%

Automotive net cash at June 30
 (in millions)
- Cash and marketable securities                           $  16,205         $  25,557             $  16,205       $  25,557
- Debt                                                        12,061            10,804                12,061          10,804
                                                           ---------         ---------             ---------       ---------
   Automotive net cash                                     $   4,144         $  14,753             $   4,144       $  14,753
                                                           =========         =========             =========       =========

After-tax return on sales
- North American Automotive                                    (4.9)%              6.7%                (1.0)%            6.4%
- Total Automotive                                             (3.4)%              2.9%                (0.7)%            3.6%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                   1,819             1,205                 1,829           1,206
- Number outstanding at June 30                                1,812             1,205                 1,812           1,205

Common Stock price (per share)
(adjusted to reflect Visteon spin-off)
- High                                                        $30.71            $31.46                $31.37          $31.46
- Low                                                          24.00             23.08                 23.75           22.53

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming dilution
- Automotive                                               $   (0.65)        $    0.86             $   (0.28)      $    2.12
- Financial Services                                            0.24              0.38                  0.44            0.69
                                                           ----------        ---------             ---------       ---------
   Subtotal                                                    (0.41)             1.24                  0.16            2.81
- Discontinued operation (Visteon)                                 -              0.13                     -            0.25
- Loss on spin-off of Visteon                                      -             (1.84)                    -           (1.84)
                                                           ---------         ---------  -          ---------       ---------
    Total                                                  $   (0.41)        $   (0.47)            $    0.16       $    1.22
                                                           =========         =========             =========       =========


Cash dividends                                             $    0.30         $    0.50             $    0.60       $    1.00

Prior periods have been restated.

Management's Discussion and Analysis of Financial Condition and Results
of Operations - Ford
--------------------------------------------------------------------------------


SECOND QUARTER RESULTS OF OPERATIONS

         Worldwide losses in the second quarter of 2001 were $752 million, or $0.41 per diluted share of Common and Class B Stock, compared with a loss of $577 million, or $0.47 per diluted share in the second quarter of 2000. The second quarter 2001 loss included about $2 billion for charges and lost vehicle profits related to the planned replacement of about 13 million Firestone tires on Ford vehicles (discussed in detail under Part II, Item 5, "Other Information
- Information Concerning Ford - Legal Proceedings - Ford"). Also included in 2001 results were $201 million in charges for Ford's share of Mazda Motor Corporation's restructuring and other actions announced in April and the new accounting standard on hedging and derivatives. The second quarter 2000 results included a loss of $2.3 billion on the spin-off of Visteon and charges of $1 billion for asset impairment and restructuring costs related to Ford's Ford-brand operations in Europe.

         Sales and revenues were $42.3 billion in the second quarter of 2001, down $2.2 billion from a year ago. Vehicle unit sales were 1,858,000, down 137,000 units, of which about 45,000 units were for production stoppages related to the Firestone tire replacement action.

         Results by business sector for the second quarter of 2001 and 2000 are shown below (in millions).

                                                                        Second Quarter Net Income/(Loss)
                                                                 ----------------------------------------------
                                                                                                     2001
                                                                                                     O/(U)
                                                                     2001            2000            2000
                                                                 --------------- ------------- ----------------
           Automotive sector                                       $(1,194)        $ 1,052        $(2,246)
           Financial Services sector                                   442             461            (19)
                                                                   -------         -------         ------
             Total continuing operations                              (752)          1,513         (2,265)

           Net income from discontinued operation                        -             162           (162)
           Loss on spin-off of discontinued operation                    -          (2,252)         2,252
                                                                   -------         -------        -------

             Total Ford                                            $  (752)        $  (577)       $  (175)
                                                                   =======         =======        =======

Automotive Sector
-----------------

           Automotive sector losses were $1,194 million in the second quarter of 2001, on sales of $34.6 billion. Earnings in the second quarter of 2000 were $1,052 million, on sales of $37.4 billion.

           Details of second quarter Automotive sector earnings from continuing operations are shown below (in millions).

                                                                         Second Quarter Net Income/(Loss)
                                                                     ----------------------------------------
                                                                                                    2001
                                                                                                    O/(U)
                                                                        2001          2000          2000
                                                                     ----------- -------------  -------------
              North American Automotive                              $(1,198)       $1,843        $(3,041)

              Automotive outside North America
              - Europe                                                   141          (863)         1,004
              - South America                                            (70)          (63)            (7)
              - Rest of World                                            (67)          135           (202)
                                                                     -------       -------        -------
                  Total Automotive outside North America                   4          (791)           795
                                                                     -------       -------        -------

                  Total Automotive sector                            $(1,194)       $1,052        $(2,246)
                                                                     =======        ======        =======

         Automotive sector losses in North America were $1,198 million in the second quarter of 2001, on sales of $24.3 billion. In the second quarter of 2000, earnings were $1,843 million, on sales of $27.7 billion. The reduction in earnings was more than explained by the Firestone tire replacement action, lower sales, and higher marketing cost.

         In the second quarter of 2001, 4.7 million new cars and trucks were sold in the United States, down from 4.9 million units a year ago. Ford's market share this year was 23.2%, down 1.7 percentage points from a year ago, partly explained by greater price competition from Japanese and Korean manufacturers, who benefited from more favorable exchange rates. Ford's U.S. marketing costs increased to 14.1% of sales, up from 11.3% a year ago.

         In Europe, Ford earned $141 million in the second quarter of 2001, compared with losses of $863 million a year ago. Excluding last year's charges, earnings were down $15 million, reflecting losses at Land Rover (which was not part of Ford in the first half of 2000) and launch costs for the new Jaguar X-TYPE, offset partially by improved results at Ford-brand operations.

         In the second quarter of 2001, 4.8 million new cars and trucks were sold in Ford's 19 primary European markets, about equal to last year. Ford's share was 10.7%, up 1.1 percentage points, reflecting increases for the new Ford Mondeo and Transit models and the addition of Land Rover.

         In South America, losses were $70 million, compared with a loss of $63 million a year ago. Approximately 420,000 new cars and trucks were sold in Brazil, compared with 350,000 a year ago. Ford's share of those unit sales was 7.7%, down 1.6 percentage points.

         Excluding Mazda-related charges of $114 million, earnings outside North America, Europe, and South America ("Rest of World") were $47 million in the second quarter of 2001, down $88 million from a year ago. The decline primarily reflected poorer operating results at Mazda.

Financial Services Sector
-------------------------

         Details of second quarter Financial Services sector earnings are shown below (in millions).

                                                                   Second Quarter Net Income/(Loss)
                                                              ----------------------------------------
                                                                                              2001
                                                                                              O/(U)
                                                                 2001         2000           2000
                                                              ------------- ------------ -------------
          Ford Credit                                           $367          $388          $(21)
          Hertz                                                   59           104           (45)
          Minority interests and other                            16           (31)           47
                                                                ----          ----          ----

             Total Financial Services sector                    $442          $461          $(19)
                                                                ====          ====          ====

          Memo: Ford's share of earnings in Hertz               $ 59          $ 84          $(25)

         For a discussion of Ford Credit's results of operations in the second quarter of 2001, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Second Quarter 2001 compared with
Second Quarter 2000."

         Hertz earned $59 million in the quarter, down $45 million from a year ago, reflecting lower rental volume as the U.S. economy slowed and business travel declined. (Effective March 2001, Ford increased its ownership of Hertz to 100%, compared with about 81% a year ago.)

FIRST HALF RESULTS OF OPERATIONS - FORD

         Results by major business sector for the first half of 2001 and 2000 are shown below (in millions).

                                                                    First Half Net Income/(Loss)
                                                                --------------------------------------
                                                                                             2001
                                                                                             O/(U)
                                                                   2001         2000         2000
                                                                ------------ ------------ ------------
         Automotive sector                                      $  (505)     $ 2,604      $(3,109)
         Financial Services sector                                  812          841          (29)
                                                                -------      -------      -------

            Total continuing operations                         $   307      $ 3,445      $(3,138)

         Net income from discontinued operation                       -          309         (309)
         Loss on spin-off of discontinued operation                   -       (2,252)       2,252
                                                                -------      -------      -------

            Total Ford                                          $   307      $ 1,502      $(1,195)
                                                                =======      =======      =======


         Net income in the first half of 2001 was $307 million, compared with first half 2000 net income from continuing operations of $3,445 million.

          Sales and revenues in the first half of 2001 were $84.8 billion, down $2.6 billion from a year ago. Vehicle unit sales were 3.7 million, down 200,000 units.

Automotive Sector
-----------------

          Losses for Ford's Automotive sector were $505 million in the first half of 2001, on sales of $69.2 billion. Earnings in the first half of 2000 were $2,604 million, on sales of $73.5 billion. Adjusted for constant volume and mix, total automotive costs (excluding costs related to the Firestone tire replacement action) were up $400 million from the first half of 2000, reflecting higher precious metals and new-model launch costs.

           Automotive sector earnings in the first half of 2001 and 2000 are shown below (in millions).

                                                                       First Half Net Income/(Loss)
                                                                  ---------------------------------------
                                                                                                 2001
                                                                                                O/(U)
                                                                     2001          2000          2000
                                                                  -----------   -----------   -----------
             North American Automotive                             $ (503)       $3,510       $(4,013)

             Automotive outside North America
             - Europe                                                 229          (866)        1,095
             - South America                                         (123)         (145)           22
             - Rest of World                                         (108)          105          (213)
                                                                   ------       -------       -------
                Total Automotive outside North America                 (2)         (906)          904
                                                                   ------        ------       -------

                Total Automotive sector                            $ (505)       $2,604       $(3,109)
                                                                   ======        ======       =======

         In North America, losses were $503 million in the first half of 2001, down $4 billion from the first half of 2000. The decrease reflected primarily the same factors described in the discussion of the second quarter results of operations.

         In the first half of 2001, 8.9 million new cars and trucks were sold in the United States, down from a record 9.4 million units a year ago. Ford's share this year was 23.0%, down 1.4 percentage points.

         In Europe, first half earnings were $229 million, compared with losses of $866 million in the first half of 2000. The improvement reflected primarily the non-recurrence of last year's asset impairment and restructuring charges. Improved operating results at Ford-brand operations were offset partially by losses at Land Rover.

         In the first half of 2001, 9.6 million new cars and trucks were sold in Ford's 19 primary European markets, down 300,000 units from a year ago. Ford's share this year was 10.8%, up 1.1 percentage points.

         In South America, losses were $123 million in the first half of 2001, compared with a loss of $145 million a year ago. In Brazil, 835,000 new cars and trucks were sold, compared with 660,000 a year ago. Ford's share this year was 8.1%, down 1.3 percentage points.

         In Rest of World, earnings, excluding Mazda restructuring and other charges, were $6 million in the first half of 2001, down from $105 million in the first half of 2000, mainly explained by poorer Mazda operating results.


Financial Services Sector
-------------------------

         In the first half of 2001, earnings for Ford's Financial Services sector declined $29 million from last year, more than explained by lower profits at Hertz, reflecting effects of the slowdown in the U.S. economy. Details of Financial Services sector earnings in the first half of 2001 and 2000 are shown below (in millions). For a discussion of Ford Credit's results of operations in the first half of 2001, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - First Half 2001 compared with 2000."

                                                                 First Half Net Income/(Loss)
                                                            ----------------------------------------
                                                                                           2001
                                                                                           O/(U)
                                                               2001          2000          2000
                                                            ------------  ------------  ------------
    Ford Credit                                                $760          $741         $  19
    Hertz                                                        55           160          (105)
    Minority interests and Other                                 (3)          (60)           57
                                                               ----          ----          ----

       Total Financial Services sector                         $812          $841          $(29)
                                                               ====          ====          ====

    Memo:  Ford's share of earnings in Hertz                   $ 55          $130          $(75)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

         At June 30, 2001, Ford's Automotive sector had $16.2 billion of cash and marketable securities, down $300 million from December 31, 2000. The decline was more than explained by cash outlays for the final payment to AB Volvo for Ford's acquisition of Volvo Car ($1.6 billion), share repurchases
($1.1 billion), dividends to shareholders ($1.1 billion), and Ford's acquisition of the minority interest in Hertz ($735 million), offset partially by positive operating cash flow. Automotive gross cash was $18.9 billion at June 30, 2001, including $2.7 billion of prefunding of certain employee health benefit obligations through a Voluntary Employee Beneficiary Association trust. Ford expects its cash balance to decline in the second half of this year, reflecting payments for the Firestone tire replacement action and normal business seasonality.

         At June 30, 2001, Ford's Automotive sector had total debt of $12.1 billion, about equal to December 31, 2000.

         At July 1, 2001, Ford had long term contractually committed global credit agreements under which $8.4 billion is available from various banks; 87.7% are available through June 30, 2006. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8.0 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc (formerly known as Ford Credit Europe plc). In addition, at July 1, 2001, $964.5 million of contractually committed credit facilities were available to various Automotive Sector affiliates outside the U.S. Approximately $419.0 million of these facilities were in use at July 1, 2001.

Financial Services Sector
-------------------------

         At June 30, 2001, Ford's Financial Services sector had cash and cash equivalents of $1.8 billion, up $0.4 billion from December 31, 2000. Finance receivables and net investments in operating leases were $177.5 billion at June 30, 2001, up from $171.8 billion at December 31, 2000.

         Total debt was $162.1 billion at June 30, 2001, up $8.6 billion from December 31, 2000. This includes outstanding commercial paper at June 30, 2001 of $33.7 billion at Ford Credit, and $2.1 billion at Hertz, with an average remaining maturity of 35 days and 20 days, respectively.

         At July 1, 2001, Financial Services Sector had a total of $24.3 billion of contractually committed support facilities (excluding the $8 billion available under Ford's global credit agreements). Of these facilities, $20 billion are contractually committed global credit agreements under which $15.7 billion and $4.3 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 53% and 63%, respectively, of such facilities are available through June 30, 2006. The entire $15.7 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.3 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At July 1, 2001, none of the Ford Credit global facilities were in use and $137 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services Sector support facilities at July 1, 2001 consisted of $2.6 billion of contractually committed support facilities available to Hertz in the U.S. and $1.7 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 2001, approximately $1.0 billion of these facilities were in use. Furthermore, banks provide $5.0 billion of liquidity facilities to support the asset- backed commercial paper program of Ford Credit sponsored special purpose entity.

          In addition, Ford Credit has entered into agreements with several bank-sponsored, commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of $2.5 billion of receivables. These agreements expire on June 27, 2002. As of July 1, 2001, approximately $427 million of these conduit commitments have been utilized.


NEW ACCOUNTING STANDARD - FORD

        Ford adopted Statement of Financial Accounting Standards ("SFAS")
No. 133 "Accounting for Derivative Instruments and Hedges" on January 1, 2001. Non-cash adjustments to income and to stockholders' equity for the first half were (in millions):

                                                                    Financial           Total
                                                 Automotive          Services          Company
                                                 --------------    -------------     ------------
Net income                                          (114)             (45)              (159)
Stockholders' equity                                                                  (1,328)

Legal Proceedings - Ford
------------------------

         Firestone Matters (Previously discussed beginning on page 20 of Ford Credit's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K Report") and on page 17 of Ford Credit's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "First Quarter 10-Q Report").) As a result of Ford's previously reported work with the National Highway Traffic Safety Administration (the "Safety Administration") with regard to its investigation of the Firestone tire recall and Ford's own root cause analysis, Ford announced on May 22, 2001 that Ford would replace all remaining 15, 16, and 17-inch Firestone Wilderness AT tires (about 13 million tires) on its vehicles. This precautionary action is based on Ford's analysis of data on the actual road performance of these tires, comparisons with the performance of comparable tires by other tire makers, a review of information developed by and received from the Safety Administration, and extensive laboratory and vehicle testing. In order to complete the replacement program as rapidly as possible, Ford is working with major tire manufacturers to expand the supply of replacement tires and temporarily suspended production of certain vehicle lines in order to make more tires available.

         This tire replacement program was the subject of a June 19 hearing before two subcommittees of the House Energy and Commerce Committee, which urged the Safety Administration to accelerate its review of the situation. The Safety Administration continues to investigate the circumstances leading up to last year's recall and this year's tire replacement program, as well as the root cause of the tire failures and related accidents. As a result of these investigations, the Safety Administration on July 19 stated that it would soon issue an "Initial Determination" that certain Firestone Wilderness AT tires contain a safety-related defect. An "Initial Determination" is an interim step toward requiring Firestone to conduct a safety recall.

         Separately, on May 31, 2001, Bridgestone/Firestone (US) Chairman, CEO and President John Lampe sent a letter to the Safety Administration's Acting Administrator requesting that the agency open an investigation into the safety of certain models of Ford Explorers, and alleging that the vehicles are "defectively designed in that they have an inadequate margin of control (due to insufficient understeer) to permit control by average drivers in the foreseeable events of tread separation during normal highway driving in most load and turning circumstances." Likewise, on June 6, 2001, Congressman Billy Tauzin, Chairman of the House Energy and Commerce Committee, sent a letter to the Safety Administration's Acting Administrator that - - while stopping short of urging the agency to open a defect investigation - - asserted that the Safety Administration should undertake a "serious review" of the Explorer's "handling capabilities, particularly following a tire failure."

         At the June 19 congressional hearing, Michael Jackson, Deputy Secretary of the U.S. Department of Transportation, testified that the agency "has had to date no credible evidence that the Ford Explorer's design is in any way responsible for causing tread separation or other such catastrophic tire failure." Mr. Jackson also testified that "[w]e have not to this point thought that there is evidence that directs us toward a vehicle defect investigation." Nevertheless, Mr. Jackson said that the Safety Administration is treating Firestone's May 31 letter as a formal petition to open a defect investigation, and is "conducting an analysis to determine if a formal investigation is merited." Ford is working closely with the Safety Administration.

         As previously reported, most of the Firestone class actions have been consolidated in federal court in Indianapolis, but a few remain pending in state court. In one of those cases a Pennsylvania state trial judge granted Ford's motion to dismiss, ruling that owners who have suffered no injury or damage have no claim and that a state court has no authority to order a recall. At the same time, plaintiffs in the federal court cases have expanded their request for a recall to include demands that (1) the court assume supervision over the recently-announced tire replacement program and (2) Ford repurchase Explorers because of alleged stability problems. Ford has moved to dismiss the federal cases for the same reasons that the Pennsylvania case was dismissed.

        In Venezuela, prosecutors from the Attorney General's Office continue to investigate whether criminal charges should be filed against officers, directors or employees of Firestone and/or Ford as a result of tire tread separation accidents that occurred in that country. A committee of the National Assembly is conducting a separate investigation of the cause of the accidents. The Venezuelan consumer protection agency (INDECU) continues to investigate the matter as well.

Environmental Matters
---------------------

         MFA Grand Jury Matter. (Previously discussed on page 22 of the 10-K Report.) On June 7, 2001 government investigators informed Ford that Ford currently is not a target of this investigation.


Class Actions
-------------

         TFI Module Class Action. (Previously discussed beginning on page 23 of the 10-K Report and on page 17 of the First Quarter 10-Q Report.) The California Court of Appeal in the Howard case declined to consider Plaintiff's appeal and the retrial is still scheduled to begin in September.

         Lease Residual Class Action. (Previously discussed beginning on page 23 of the 10-K Report.) Trial in this matter has been scheduled for November 5, 2001.

         Seat Back Class Actions. (Previously discussed beginning on page 25 of the 10-K Report.) The Maryland Court of Appeals has affirmed the order of the trial court dismissing Plaintiffs' complaint.

         Ford Credit Debt Collection Class Actions. (Previously discussed on page 25 of the 10-K Report.) An additional class action, Davidson v. Ford Credit, has been filed against Ford Credit alleging unfair debt collection practices. In Davidson, the plaintiffs allege that Ford Credit practices relating to filing proofs of claim violates sections of the Bankruptcy Code. Ford Credit has filed a motion to dismiss this case. In Pertuso, the deadline for filing a writ of certiorari with the U.S. Supreme Court has expired. In DuBois, the trial court granted Ford Credit's motion to dismiss and the plaintiffs have appealed.

         Late Charges Class Actions. (Previously discussed beginning on page 25 of the 10-K Report.) A new trial date in the Cumberland case has been set for October 15, 2001.

         Performance Management Process Class Action. (Previously discussed on page 26 of the 10-K Report and on page 18 of the First Quarter 10-Q Report.) The hearing on the motion to dismiss this case has been delayed and is presently scheduled to take place on July 31, 2001.

         Reverse Discrimination Class Action. (Previously discussed on page 26 of the 10-K Report and on page 18 of the First Quarter 10-Q Report.) The Plaintiffs have amended their complaint to add Ford Motor Credit Company as a defendant. The hearing on the motion to dismiss the disparate impact claims has been delayed and is presently scheduled to take place on July 31, 2001.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Please refer to Exhibit Index

           (b)  Reports on Form 8-K during the quarter ended June 30, 2001:

                                                      FINANCIAL
DATE OF REPORT                ITEM                 STATEMENTS FILED
--------------           --------------            -----------------
April 3, 2001            Item 5 - Other Events     None

April 19, 2001           Item 5 - Other Events     News Release dated
                                                   April 19, 2001 of
                                                   Ford Motor Credit Company
                                                   and subsidiaries for the
                                                   quarter ended March 31, 2001
                                                   and news release dated
                                                   April 19, 2001 of
                                                   Ford Motor Company and
                                                   subsidiaries for the quarter
                                                   ended March 31, 2001
                                                   with attachments.

May 1, 2001              Item 5 - Other Events     None

May 22, 2001             Item 5 - Other Events     None

June 1, 2001             Item 5 - Other Events     None

June 12, 2001            Item 5 - Other Events     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FORD MOTOR CREDIT COMPANY
                                   (Registrant)

July 30, 2001                      /s/ B. Boerio
                                   ---------------------
                                   B. Boerio
                                   Executive Vice President,
                                   Chief Financial Officer
                                   and Treasurer

                        Report of Independent Accountants


To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the accompanying condensed consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of June 30, 2001 and 2000, and the related condensed consolidated statements of income and of earnings retained for use in the business for each of the three-month and six-month periods ended
June 30, 2001 and 2000, and condensed consolidated statements of cash flows for the six-month period ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
July 16, 2001

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

15                            Letter from                 Filed with this
                              PricewaterhouseCoopers LLP  Report.
                              dated July 16, 2001,
                              regarding unaudited
                              interim financial
                              information.