Form 10-Q
period 2001-09-30
FORD MOTOR CREDIT CO
filed 2001-11-14
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file numbers 1-6368

FORD MOTOR CREDIT COMPANY

(Exact name of registrant as specified in its charter)

Delaware	38-1612444

(State of Incorporation)	(I.R.S. employer identification no.)

One American Road, Dearborn, Michigan	48126

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (313) 322-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of September 30, 2001.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 30

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements — The interim financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “10-K Report”). Information relating to earnings per share is not presented because the registrant, Ford Motor Credit Company (“Ford Credit”), is an indirect wholly owned subsidiary of Ford Motor Company (“Ford” or the “Company”).

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
and of Earnings Retained for Use in the Business
For the Periods Ended September 30, 2001 and 2000
(in millions)

	Third Quarter		Nine Months

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$3,077.9	$2,820.7	$8,960.2	$8,042.6
Retail	2,167.6	2,129.7	6,459.6	6,119.3
Wholesale	401.2	594.7	1,784.1	1,723.0
Other	115.6	133.1	363.2	400.8

Total financing revenue	5,762.3	5,678.2	17,567.1	16,285.7
Depreciation on operating leases	(2,219.4)	(1,982.5)	(6,590.8)	(5,859.0)
Interest expense	(2,146.9)	(2,300.4)	(6,920.6)	(6,565.3)

Net financing margin	1,396.0	1,395.3	4,055.7	3,861.4
Other revenue
Insurance premiums earned	53.4	49.5	173.2	169.8
Investment and other income	612.3	263.0	1,531.7	884.0

Total financing margin and revenue	2,061.7	1,707.8	5,760.6	4,915.2
Expenses
Operating expenses	616.0	619.7	1,882.8	1,799.0
Provision for credit losses	801.9	409.7	1,905.2	1,097.6
Other insurance expenses	45.5	44.1	164.3	175.1

Total expenses	1,463.4	1,073.5	3,952.3	3,071.7

Income before income taxes and minority interests	598.3	634.3	1,808.3	1,843.5
Provision for income taxes	222.0	235.3	670.9	683.9

Income before minority interests	376.3	399.0	1,137.4	1,159.6
Minority interests in net income of subsidiaries	0.7	13.5	1.6	33.3

Net income	375.6	385.5	1,135.8	1,126.3
Earnings retained for use in the business
Beginning of period	8,782.5	7,590.9	8,272.3	6,855.5
Dividends	(150.0)	(0.2)	(400.0)	(5.6)

End of period	$9,008.1	$7,976.2	$9,008.1	$7,976.2

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(in millions)

	September 30,	December 31,	September 30,
	2001	2000	2000

	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$4,052.8	$1,123.4	$1,959.7
Investments in securities	502.8	547.4	530.0
Finance receivables, net	109,754.0	122,738.4	118,929.1
Net investment, operating leases	40,273.6	38,457.0	38,442.4
Retained interest in securitized assets	12,177.7	3,686.6	3,188.8
Notes and accounts receivable from affiliated companies	2,207.1	2,489.1	2,766.2
Other assets	5,349.6	5,215.9	4,078.1

Total assets	$174,317.6	$174,257.8	$169,894.3

Liabilities and Stockholder’s Equity
Liabilities
Accounts payable
Trade, customer deposits, and dealer reserves	$4,087.7	$4,758.1	$4,027.0
Affiliated companies	1,040.7	1,036.9	1,855.0

Total accounts payable	5,128.4	5,795.0	5,882.0
Debt	146,354.3	146,294.7	141,895.6
Deferred income taxes	4,765.6	4,495.4	4,338.4
Other liabilities and deferred income	5,706.0	5,468.8	5,393.1

Total liabilities	161,954.3	162,053.9	157,509.1
Minority interests in net assets of subsidiaries	17.1	17.3	401.1
Stockholder’s Equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25.0	25.0	25.0
Paid-in surplus (contributions by stockholder)	4,447.0	4,273.0	4,551.5
Accumulated other comprehensive loss	(1,133.9)	(383.7)	(568.6)
Retained earnings	9,008.1	8,272.3	7,976.2

Total stockholder’s equity	12,346.2	12,186.6	11,984.1

Total liabilities and stockholder’s equity	$174,317.6	$174,257.8	$169,894.3

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Periods Ended September 30, 2001 and 2000
(in millions)

	Nine Months

	2001	2000

	(Unaudited)
Cash flows from operating activities
Net income	$1,135.8	$1,126.3
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,905.2	1,097.6
Depreciation and amortization	6,964.5	6,229.6
Gain on sales of finance receivables	(469.6)	(0.1)
Increase in deferred income taxes	603.9	619.3
Decrease in other assets	221.1	128.3
(Decrease)/increase in other liabilities	(639.8)	1,322.8
All other operating activities	39.9	320.7

Net cash provided by operating activities	9,761.0	10,844.5

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(47,948.2)	(47,636.7)
Collection of finance receivables (other than wholesale)	22,016.1	25,372.8
Purchase of operating lease vehicles	(21,796.4)	(21,379.4)
Liquidation of operating lease vehicles	13,009.6	12,072.4
Decrease/(increase) in wholesale receivables	1,421.1	(1,292.8)
Decrease in notes receivable with affiliates	947.5	3,645.0
Proceeds from sale of receivables	29,449.1	12,499.7
Purchase of investment securities	(559.4)	(412.3)
Proceeds from sale/maturity of investment securities	604.0	406.7
All other investing activities	(174.3)	(258.2)

Net cash used in investing activities	(3,030.9)	(16,982.8)

Cash flows from financing activities
Proceeds from issuance of long-term debt	28,133.4	30,736.5
Principal payments on long-term debt	(10,756.3)	(13,885.0)
Decrease in short-term debt	(21,070.3)	(9,270.5)
Cash dividends paid	(400.0)	(150.0)
All other financing activities	295.4	(4.7)

Net cash (used)/provided by financing activities	(3,797.8)	7,426.3

Effect of exchange rate changes on cash and cash equivalents	(2.9)	(270.5)
Net change in cash and cash equivalents	2,929.4	1,017.5
Cash and cash equivalents, beginning of period	1,123.4	942.2

Cash and cash equivalents, end of period	$4,052.8	$1,959.7

Supplementary cash flow information
Interest paid	$6,601.2	$4,207.5
Taxes paid	154.0	105.0

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements

Note 1. Finance Receivables, Net (in millions)

	September 30,	December 31,	September 30,
	2001	2000	2000

	(Unaudited)		(Unaudited)
Retail	$83,611.7	$80,797.2	$82,940.7
Wholesale	16,021.2	34,122.0	28,342.2
Other	11,735.4	9,129.9	8,837.3

Total finance receivables, net of unearned income	111,368.3	124,049.1	120,120.2
Less: Allowance for credit losses	(1,614.3)	(1,310.7)	(1,191.1)

Finance receivables, net	$109,754.0	$122,738.4	$118,929.1

Note 2. Debt (in millions)

	September 30,	December 31,	September 30,
	2001	2000	2000

	(Unaudited)		(Unaudited)
Payable Within One Year:
Commercial paper	$21,576.0	$42,254.8	$34,622.8
Other short-term debt (a)	7,389.6	7,875.1	7,020.0

Total short-term debt	28,965.6	50,129.9	41,642.8
Long-term indebtedness payable within one year (b)	21,104.4	12,856.6	18,177.2

Total payable within one year	50,070.0	62,986.5	59,820.0
Payable After One Year:
Unsecured senior indebtedness Notes (c) (d)	96,309.1	83,402.6	82,097.4
Unamortized discount	(24.8)	(94.4)	(104.5)

Total unsecured senior indebtedness	96,284.3	83,308.2	81,992.9
Unsecured long-term subordinated notes	—	—	82.7

Total payable after one year	96,284.3	83,308.2	82,075.6

Total debt (e)	$146,354.3	$146,294.7	$141,895.6

(a)	Includes $340.2 million, $571.0 million, and $565.3 million with affiliated companies at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

(b)	Includes $627.2 million, $912.6 million, and $1,282.5 million with affiliated companies at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

(c)	Includes $1,063.9 million, $1,663.8 million, and $1,855.8 million with affiliated companies at September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

(d)	Unsecured senior notes mature at various dates through 2078.

(e)	The weighted average interest rate, including the effects of interest rate swap agreements, for total debt at September 30, 2001 is 5.91%.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements-Continued

Note 3. SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (in millions)

Non-cash adjustments to income (not material to total Company results) and to stockholder’s equity for the third quarter and nine months ended September 30, 2001, including the January 1, 2001 transition adjustment, were (in millions):

	Third Quarter	Nine Months
	2001	2001

	(Unaudited)	(Unaudited)
Pre-tax income/(loss)*	$(20.3)	$(91.4)
Net income/(loss)	(12.9)	(57.5)
Stockholder’s equity**	(105.8)	(557.9)

*	Recorded in investment and other income

**	Recorded in accumulated other comprehensive income/(loss)

Note 4. Comprehensive Income (in millions)

	Third Quarter		Nine Months

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net income	$375.6	$385.5	$1,135.8	$1,126.3
Other comprehensive loss	(42.1)	(126.2)	(750.2)	(270.6)

Total comprehensive income	$333.5	$259.3	$385.6	$855.7

Other comprehensive loss includes foreign currency translation adjustments, net unrealized gains and losses on investments in securities, unrealized gains and losses on derivative instruments, and unrealized gains and losses on retained interests in securitized assets.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes to Financial Statements-Continued

Note 5. Segment Information (in millions)

Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International.

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications *	Statements

		(Unaudited)
Third Quarter

2001
Revenue	$6,114.0	$927.8	$(613.8)	$6,428.0
Income
Income before income taxes	520.0	110.9	(32.6)	598.3
Provision for income taxes	195.2	38.9	(12.1)	222.0
Net income	324.8	72.0	(21.2)	375.6
Other disclosures
Depreciation on operating leases	1,993.5	127.5	98.4	2,219.4
Interest expense	2,193.2	362.3	(408.6)	2,146.9
2000
Revenue	$5,456.9	$946.8	$(413.0)	$5,990.7
Income
Income before income taxes	539.5	100.5	(5.7)	634.3
Provision for income taxes	203.5	35.5	(3.7)	235.3
Net income	336.0	65.0	(15.5)	385.5
Other disclosures
Depreciation on operating leases	1,761.2	212.1	9.2	1,982.5
Interest expense	2,235.1	404.3	(339.0)	2,300.4
Nine Months
2001
Revenue	$18,382.1	$2,700.3	$(1,810.4)	$19,272.0
Income
Income before income taxes	1,616.8	294.0	(102.5)	1,808.3
Provision for income taxes	605.5	103.0	(37.6)	670.9
Net income	1,011.3	191.0	(66.5)	1,135.8
Other disclosures
Depreciation on operating leases	5,940.8	359.0	291.0	6,590.8
Interest expense	6,902.9	1,234.6	(1,216.9)	6,920.6
Finance receivables (including net investment operating leases)	167,572.9	30,668.4	(48,213.7)	150,027.6
Total Assets	$174,038.3	$33,384.7	$(33,105.4)	$174,317.6
2000
Revenue	$15,559.9	$2,777.5	$(997.9)	$17,339.5
Income
Income before income taxes	1,514.4	333.9	(4.8)	1,843.5
Provision for income taxes	566.3	115.6	2.0	683.9
Net income	948.1	218.3	(40.1)	1,126.3
Other disclosures
Depreciation on operating leases	5,241.4	612.7	4.9	5,859.0
Interest expense	6,286.0	1,178.2	(898.9)	6,565.3
Finance receivables (including net investment operating leases)	153,449.2	27,523.0	(23,600.7)	157,371.5
Total Assets	159,516.8	31,878.9	(21,501.4)	169,894.3

*	Includes the impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our 2001 financial results include the effects of Financial Accounting Standards Board Statement of Financial Accounting Standards Number 133 (SFAS No. 133) “Accounting for Derivative Instruments and Hedging Activities”. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. For further information on SFAS No. 133 and its impact on us, see Note 3 of the Notes to Consolidated Financial Statements.

THIRD QUARTER 2001 RESULTS OF OPERATIONS

Our consolidated net income for the third quarter of 2001 was $376 million, down $10 million or 3% from the third quarter of 2000.

Excluding the effects of SFAS No. 133, net income for the third quarter of 2001 was $389 million, up $3 million or 1% from a year ago. Higher volume and margin and improvements in investment and other income (primarily the result of gains on the sale of receivables and higher interest income on retained assets related to securitization transactions) were offset largely by higher credit losses.

Credit losses as a percent of average owned net finance receivables including net investment in operating leases was 1.36% in the third quarter of 2001 compared with 0.95% in the second quarter of 2001 and 0.87% a year ago. The increase from a year ago was primarily due to higher losses associated with deteriorating economic conditions and a decrease in wholesale receivables as a result of securitization. (Wholesale receivables, historically, have experienced lower default rates. The sale of these assets therefore results in a higher overall credit loss ratio.)

We manage our operations through two segments, Ford Credit North America and Ford Credit International. Results of our operations by business segment for the third quarter of 2001 and 2000 are shown below (in millions):

	Third Quarter Net Income

			2001
			O/(U)
	2001	2000	2000

Ford Credit North America	$325	$336	$(11)
Ford Credit International	72	65	7
Eliminations / Reclassifications	(21)	(15)	(6)

Net Income	$376	$386	$(10)

Net income in the North America segment for the third quarter of 2001 was $325 million, down $11 million or 3% from a year ago. Higher volume and margin and improvements in investment and other income (primarily the result of gains on the sale of receivables and higher interest income on retained assets related to securitization transactions) were more than offset by higher credit losses. Net income in the International segment for the third quarter of 2001 was $72 million, up $7 million or 11% from a year ago primarily related to higher contract volume in Europe. The Eliminations / Reclassifications category reflects primarily minority interest in 2000 and effects of SFAS No. 133 in 2001. See Note 5 of Notes to Financial Statements for additional segment information.

FIRST NINE MONTHS RESULTS OF OPERATIONS

For the first nine months of 2001, our consolidated net income was $1,136 million, up $10 million or 1% from the first nine months of 2000.

Excluding the effects of SFAS No. 133, net income for the first nine months of 2001 was $1,194 million, up $67 million or 6% from a year ago. Higher volume and improvements in investment and other income (primarily the result of gains on the sale of receivables related to securitization transactions) were offset largely by higher credit losses. Compared to the prior year, higher gains on the sale of receivables resulted from increased use of securitization as a cost-effective source of funds, as discussed below in Financial Condition and Liquidity.

Results of our operations by business segment for the first nine months of 2001 and 2000 are shown below (in millions):

	Nine Months Net Income

			2001
			O/(U)
	2001	2000	2000

Ford Credit North America	$1,011	$948	$63
Ford Credit International	191	218	(27)
Eliminations/Reclassifications	(66)	(40)	(26)

Net Income	$1,136	$1,126	$10

Net income in the North America segment for the first nine months of 2001 was $1,011 million, up $63 million or 7% from a year ago, primarily a result of higher volume and improvements in investment and other income (primarily the result of gains on the sale of receivables related to securitization transactions) offset largely by higher credit losses. Net income in the International segment for the first nine months of 2001 was $191 million, down $27 million or 12% from a year ago primarily related to continued weak conditions in South America and margin pressure in Europe. We are continuing to monitor our business operations in South America, especially in light of currency and other issues in Argentina and Brazil. See Note 5 of Notes to Financial Statements for additional segment information.

FINANCING VOLUME AND SHARE

The table below summarizes our financing share of all new cars and trucks sold by Ford, Lincoln, and Mercury dealers in the United States and Ford dealers in Europe as well as our wholesale financing of Ford, Lincoln, and Mercury factory sales in the United States and of Ford factory sales in Europe. Total retail financing for new and used vehicles in the United States and Europe is also shown below:

	Third Quarter		First Nine Months

	2001	2000	2001	2000

United States
Financing Share
Retail	52%	56%	47%	52%
Wholesale	85%	81%	86%	83%
New/Used Retail Volume (in thousands)	983	952	2,781	2,779
Europe
Financing Share
Retail	39%	32%	35%	32%
Wholesale	97%	99%	95%	96%
New/Used Retail Volume (in thousands)	251	206	741	618

FINANCIAL CONDITION AND LIQUIDITY

Ford Credit’s managed net finance receivables include owned receivables and receivables that have been transferred to other entities in securitization transactions. Total managed net finance receivables and net investment in operating leases at September 30, 2001 were $201 billion, up $10 billion or 5% from June 30, 2001 and up $22 billion or 12% from a year ago. On an owned basis, net finance receivables at September 30, 2001 were $110 billion, down $16 billion or 13% from June 30, 2001 and down $9 billion or 8% from a year ago. Net investment in operating leases at September 30, 2001 was $40 billion, about equal to June 30, 2001 and up $2 billion or 5% from a year ago. The increase in managed receivables and net investment in operating leases from a year ago resulted primarily from a higher volume of retail receivables. The decrease in owned net finance receivables from a year ago reflects primarily higher sales of retail and wholesale receivables in securitization transactions. Our managed and owned net finance receivables are shown below (in billions):

Owned Finance Receivables & Net	Sept 30,	June 30,	Sept 30,
Investment in Operating Leases	2001	2001	2000

Retail	$83.6	$80.5	$82.9
Wholesale	16.0	36.5	28.3
Other	11.8	10.0	8.9

Total finance receivables	$111.4	$127.0	$120.1
Less: Allowance for credit losses	(1.6)	(1.3)	(1.2)

Finance receivables, net	$109.8	$125.7	$118.9

Net investment in operating leases	$40.3	$39.5	$38.4
Memo:
Managed net finance receivables & net investment in operating leases	$201.3	$191.4	$179.6

As a result of the credit rating downgrades discussed below, Ford Credit's commercial paper generally is no longer eligible for purchase by money market mutual funds subject to the Investment Company Act of 1940. In partial response to this, and to ensure liquidity throughout the business cycle, Ford Credit has reduced its reliance on commercial paper funding by reducing outstanding commercial paper from $42 billion at the end of 2000 to $21.6 billion at September 30, 2001. During 2001, Ford Credit has relied more heavily on other sources of funding, including long-term unsecured debt (such as the $7.9 billion of debt securities issued on October 25, 2001, described below) and public and private sales of receivables.

In addition, Ford Credit and its subsidiaries have available $15 billion under contractually committed global credit agreements with various banks, the majority of which is available through June 30, 2006. Substantially all of these bank facilities were unused at October 31, 2001. Also, banks provide $10 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit-sponsored special purpose entity. Furthermore, Ford Credit has entered into agreements with several bank-sponsored, commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase receivables from Ford Credit, at Ford Credit's option. These agreements generally are revolving 364-day commitments. As of October 31, 2001, available capacity under these agreements was $8.1 billion, of which $1.5 billion expires in December 2001 and the balance expires between June and October 2002.

On October 18, 2001, Moody’s Investors Service (“Moody’s”) affirmed Ford Credit’s long- and short-term debt ratings at A2 and Prime-1, respectively, and lowered Ford’s long-term debt rating from A2 to A3. Moody’s stated that the outlook for the ratings is negative. On October 15, 2001, Standard & Poors lowered Ford’s and Ford Credit’s long-term debt rating from A to BBB+, stable outlook, and lowered short-term debt ratings from A-1 to A-2. On September 26, 2001, Fitch, Inc. announced that it had downgraded the long-term credit ratings of Ford, Ford Credit and certain affiliates from A+ to A- and lowered short-term debt ratings from F1 to F2.

Because of market conditions and in anticipation of these potential downgrades by the rating agencies, we significantly increased securitization activity in 2001 as a source of funding. For the first nine months 2001 and 2000, our proceeds from sale of finance receivables are shown below (in billions):

	Nine Months

	2001	2000

Retail	$21.0	$12.5
Wholesale	8.5	0.0

Total	$29.5	$12.5

Securitization offers stable access to capital markets and provides us with a reliable and cost effective source of funds in unstable markets. Over the last year, we increased our use of securitization, including new securitization programs, as they proved to be a more cost effective source of funds than unsecured financing sources; coupled with the falling interest rate environment, the impact has been higher gains on sold receivables compared with prior periods. The attached graph reflects the relative spread volatility since

January 1997, and shows that securitization funding has maintained a relatively more stable trend than term debt funding.

In addition to the increased securitization activity, on October 25, 2001, we issued approximately $7.9 billion of debt securities, with maturities ranging from two to ten years. We will use the proceeds from this issuance to purchase receivables, make loans and retire existing debt.

NEW ACCOUNTING STANDARD

On January 1, 2002, we will adopt SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the method of accounting for goodwill and intangible assets. Goodwill and indefinite-lived intangible assets will no longer be amortized, but will become subject to an annual impairment test. As of September 30, 2001, net goodwill and intangible assets, having various amortization periods, was $0.2 billion. Adoption of this standard is not expected to have a material effect on our financial statements.

OTHER FINANCIAL INFORMATION

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

Ford Credit Liquidity and Capital Resources

Ford Credit’s outstanding debt at September 30, 2001 and at the end of each of the last four years was as follows (in millions):

		December 31
	September 30,
	2001	2000	1999	1998	1997

	(Unaudited)
Commercial paper & STBAs (a)	$22,817	$43,627	$43,078	$48,636	$42,311
Other short-term debt (b)	6,148	6,503	6,770	4,997	3,897
Long term debt (including current portion) (c)	117,389	96,165	83,226	61,334	54,517

Total debt	$146,354	$146,295	$133,074	$114,967	$100,725

United States	$113,215	$116,427	$104,186	$85,394	$78,443
Europe	16,445	14,866	14,510	16,653	12,491
Other international	16,694	15,002	14,378	12,920	9,791

Total debt	$146,354	$146,295	$133,074	$114,967	$100,725

a)	Short-term borrowing agreements with bank trust departments. Includes $1,031.0 million with an affiliated company at December 31, 1999. There were no outstanding balances with affiliates at September 30, 2001, December 31, 2000, December 31, 1998 or December 31, 1997.

b)	Includes $340 million, $571 million, $718 million, $989 million and $831 million with an affiliated company at September 30, 2001, December 31, 2000, December 31, 1999, December 31, 1998 and December 31, 1997, respectively.

c)	Includes $1,691 million, $2,576 million, $3,457 million, $2,878 million, and $3,547 million with affiliated companies at September 30, 2001, December 31, 2000, December 31, 1999, December 31, 1998, and December 31, 1997, respectively.

Support facilities represent additional sources of funds, if required. At September 30, 2001, Ford Credit had approximately $10.8 billion of contractually committed facilities. In addition, approximately $7.4 billion of Ford lines of credit may be used by Ford Credit at Ford’s option. These credit lines have various maturity dates through June 30, 2006 and may be used, at Ford Credit’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by Ford Credit. Banks also provide $10.0 billion of contractually committed liquidity facilities to support Ford Credit’s asset-backed commercial paper program.

Additionally, at September 30, 2001, there were approximately $4.5 billion of contractually committed facilities available for FCE Bank plc’s (“FCE Bank”) use. In addition, $598 million of Ford lines of credit may be used by FCE Bank at Ford’s option. The lines have various maturity dates through June 30, 2006 and may be used, at FCE Bank’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of purported class actions and other proceedings affecting Ford Credit, see Item 5, “Other Information —
     Information Concerning Ford — Class Actions — Ford Credit Debt Collection Class Actions — Late Charges Class Actions —
Reverse Discrimination Class Action”.

Item 2. Changes in Securities

Not required

Item 3. Defaults Under Senior Securities

Not required

Item 4. Submission of Matters to a Vote of Security Holders

Not required.

ITEM 5. Other Information

     INFORMATION CONCERNING FORD

Ford Motor Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

For the Periods Ended September 30, 2001 and 2000
(in millions)

	Third Quarter		Nine Months

	2001	2000	2001	2000

	(unaudited)		(unaudited)

AUTOMOTIVE Sales	$28,554	$32,582	$97,756	$106,123
Costs and expenses (Note 2)
Cost of sales (Note 3)	27,296	29,670	91,759	94,753
Selling, administrative and other expenses	2,342	2,338	7,184	7,061

Total costs and expenses	29,638	32,008	98,943	101,814
Operating income (loss)	(1,084)	574	(1,187)	4,309
Interest income	144	382	617	1,139
Interest expense	308	367	1,005	1,012

Net interest income (expense)	(164)	15	(388)	127
Equity in net loss of affiliated companies	(346)	(61)	(686)	(64)

Income (loss) before income taxes — Automotive	(1,594)	528	(2,261)	4,372
FINANCIAL SERVICES
Revenues	7,948	7,473	23,506	21,335
Costs and expenses
Interest expense	2,287	2,451	7,331	6,975
Depreciation	2,680	2,427	7,873	7,033
Operating and other expenses (Note 3)	1,476	1,257	4,255	3,717
Provision for credit and insurance losses	879	482	2,137	1,347

Total costs and expenses	7,322	6,617	21,596	19,072

Income before income taxes — Financial Services	626	856	1,910	2,263

TOTAL COMPANY
Income (loss) before income taxes	(968)	1,384	(351)	6,635
Provision for income taxes	(285)	449	2	2,199

Income (loss) before minority interests	(683)	935	(353)	4,436
Minority interests in net income of subsidiaries	9	47	32	103

Income (loss) from continuing operations	(692)	888	(385)	4,333
Income from discontinued operation (Note 4)	—	—	—	309
Loss on spin-off of discontinued operation (Note 4)	—	—	—	(2,252)

Net income (loss)	$(692)	$888	$(385)	$2,390

Income (loss) attributable to Common and Class B Stock after preferred stock dividends	$(696)	$884	$(396)	$2,379
Average number of shares of Common and Class B Stock outstanding	1,812	1,649	1,823	1,354
AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Notes 5 and 6)
Basic Income
Income (loss) from continuing operations	$(0.39)	$0.54	$(0.22)	$3.21
Income from discontinued operation	—	—	—	0.23
Loss on spin-off of discontinued operation	—	—	—	(1.67)

Net income (loss)	$(0.39)	$0.54	$(0.22)	$1.77
Diluted Income
Income (loss) from continuing operations	$(0.38)	$0.53	$(0.21)	$3.14
Income from discontinued operation	—	—	—	0.23
Loss on spin-off of discontinued operation	—	—	—	(1.64)

Net income (loss)	$(0.38)	$0.53	$(0.21)	$1.73
Cash dividends	$0.30	$0.50	$0.90	$1.50

     The accompanying notes are part of the financial statements.

Ford Motor Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$6,127	$3,374
Marketable securities	6,875	13,116

Total cash and marketable securities	13,002	16,490
Receivables	2,747	4,685
Inventories (Note 7)	7,110	7,514
Deferred income taxes	2,692	2,239
Other current assets	5,427	5,318
Current receivable from Financial Services	1,815	1,587

Total current assets	32,793	37,833
Equity in net assets of affiliated companies	2,662	2,949
Net property	35,825	37,508
Deferred income taxes	3,503	3,342
Other assets	12,847	12,680

Total Automotive assets	87,630	94,312
Financial Services Cash and cash equivalents	4,511	1,477
Investments in securities	416	817
Finance receivables, net	112,728	125,164
Net investment in operating leases	49,112	46,593
Other assets	20,937	12,390
Receivable from Automotive	2,193	2,637

Total Financial Services assets	189,897	189,078

Total assets	$277,527	$283,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$15,258	$15,075
Other payables	3,802	4,011
Accrued liabilities	22,591	23,369
Income taxes payable	26	449
Debt payable within one year	283	277

Total current liabilities	41,960	43,181
Long-term debt	11,804	11,769
Other liabilities	31,032	29,610
Deferred income taxes	296	353
Payable to Financial Services	2,193	2,637

Total Automotive liabilities	87,285	87,550
Financial Services Payables	4,706	5,297
Debt	154,285	153,510
Deferred income taxes	8,448	8,677
Other liabilities and deferred income	6,951	7,486
Payable to Automotive	1,815	1,587

Total Financial Services liabilities	176,205	176,557
Company-obligated mandatorily redeemable preferred securities of a subsidiary Trust holding solely junior subordinated debentures of the Company (Note 8)	672	673
Stockholders’ equity
Capital stock
Preferred Stock, par value $1.00 per share (aggregate liquidation preference of $177 million)	*	*
Common Stock (par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	5,970	6,174
Accumulated other comprehensive income (Notes 3 and 9)	(5,575)	(3,432)
ESOP loan and treasury stock	(2,894)	(2,035)
Earnings retained for use in business	15,845	17,884

Total stockholders’ equity	13,365	18,610

Total liabilities and stockholders’ equity	$277,527	$283,390

*Less than $1 million

     The accompanying notes are part of the financial statements.

Ford Motor Company and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended September 30, 2001 and 2000
(in millions)

	Nine Months 2001		Nine Months 2000

		Financial		Financial
	Automotive	Services	Automotive	Services

	(unaudited)		(unaudited)

Cash and cash equivalents at January 1	$3,374	$1,477	$2,793	$1,588
Cash flows from operating activities before securities trading	5,059	11,123	10,891	13,089
Net sales of trading securities	6,443	109	4,041	151

Net cash flows from operating activities	11,502	11,232	14,932	13,240
Cash flows from investing activities Capital expenditures	(3,994)	(428)	(4,884)	(565)
Acquisitions of receivables and lease investments	—	(68,498)	—	(69,257)
Collections of receivables and lease investments	—	36,053	—	39,834
Net acquisitions of daily rental vehicles	—	(1,864)	—	(2,482)
Purchases of securities	(11,228)	(566)	(374)	(415)
Sales and maturities of securities	11,026	615	29	412
Proceeds from sales of receivables and lease investments	—	29,515	—	12,502
Net investing activity with Financial Services	116	—	92	—
Cash paid for acquisitions (Note 10)	(1,935)	(743)	(2,487)	(87)
Other	375	(111)	0	226

Net cash used in investing activities	(5,640)	(6,027)	(7,624)	(19,832)
Cash flows from financing activities Cash dividends	(1,654)	—	(2,185)	—
Value Enhancement Plan payments	—	—	(5,440)	—
Net purchases of Common Stock	(1,347)	—	(185)	—
Changes in short-term debt	(2)	(12,506)	(841)	(8,140)
Proceeds from issuance of other debt	189	31,123	1,917	31,397
Principal payments on other debt	(146)	(20,675)	(823)	(14,896)
Net debt repayments from discontinued operations	—	—	650	—
Net cash distribution to discontinued operations	—	—	(85)	—
Net financing activity with Automotive	—	(116)	—	(92)
Other	174	(212)	14	(409)

Net cash (used in)/provided by financing activities	(2,786)	(2,386)	(6,978)	7,860
Effect of exchange rate changes on cash	(95)	(13)	(23)	(294)
Net transactions with Automotive/Financial Services	(228)	228	252	(252)

Net increase in cash and cash equivalents	2,753	3,034	559	722

Cash and cash equivalents at September 30	$6,127	$4,511	$3,352	$2,310

     The accompanying notes are part of the financial statements.

Ford Motor Company and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Financial Statements — The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in Ford’s Annual Report on Form 10-K for the year ended December 31, 2000. For purposes of Notes to Financial Statements, “Ford” or the “Company” means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts previously disclosed in Ford’s press release and Current Report on Form 8-K dated October 18, 2001 have been reclassified, and certain amounts for prior periods were reclassified to conform with present period presentation.

2.	Selected Automotive Costs and Expenses are summarized as follows (in millions):

	Third Quarter		Nine Months

	2001	2000	2001	2000

Depreciation	$632	$734	$1,989	$2,146
Amortization	482	574	1,832	1,776
Pension expense (benefit)	(108)	74	(269)	87

3.	SFAS 133 (“Accounting for Derivative Instruments and Hedges”) — Ford adopted SFAS 133 on January 1, 2001. For further discussion on SFAS 133 refer to Note 3 in Form 10-Q for the quarterly period ended March 31, 2001. Non-cash adjustments to income and to stockholders’ equity for the third quarter and nine months of 2001 were (in millions):

	Automotive		Financial Services		Total Company

	Third	Nine	Third	Nine	Third	Nine
	Quarter	Months	Quarter	Months	Quarter	Months

Income before income taxes a/	$33	$(134)	$(20)	$(91)	$13	$(225)
Net income	22	(92)	(13)	(58)	9	(150)
Stockholders’ equity b/					201	(1,127)

     a/ Automotive recorded in cost of sales; Financial Services recorded in operating and other expenses

     b/ Recorded in accumulated other comprehensive income

4.	Discontinued Operation — On June 28, 2000, Ford distributed 130 million shares of Visteon Corporation (“Visteon”), which represented its 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Ford’s financial statements reflect Visteon as a “discontinued operation”.

5.	Value Enhancement Plan — On August 7, 2000, the Company announced the final results of its recapitalization, known as the Value Enhancement Plan (“VEP”). Under the VEP, Ford shareholders exchanged each of their old Ford Common or Class B shares for one new Ford Common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford Common shares, or a combination of $5.17 in cash and 0.555 additional new Ford Common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford Common and Class B shares that became issued and outstanding was 1.893 billion. As a result of the VEP, approximately $1.2 billion was transferred from capital stock to capital in excess of par value of stock.

In accordance with generally accepted accounting principles, prior period shares and earnings per share amounts were not adjusted.

6.	Income Per Share of Common and Class B Stock — The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options, considered to be potentially dilutive. Basic and diluted income per share were calculated using the following (in millions):

	Third Quarter		Nine Months

	2001	2000	2001	2000

Average shares outstanding	1,812	1,649	1,823	1,354
Issuable and uncommitted ESOP shares	(5)	(6)	(8)	(7)

Basic shares	1,807	1,643	1,815	1,347
Net dilutive effect of options	26	35	34	28

Diluted shares	1,833	1,678	1,849	1,375

Ford Motor Company and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

(unaudited)

7.	Automotive Inventories are summarized as follows (in millions):

	September 30,	December 31,
	2001	2000

Raw materials, work in process and supplies	$2,626	$2,798
Finished products	4,484	4,716

Total inventories	$7,110	$7,514

8.	Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust — The sole asset of Ford Motor Company Capital Trust I (the “Trust”), which is the obligor on the Preferred Securities of such Trust, is $632 million principal amount of 9% Junior Subordinated Debentures due 2025 of Ford Motor Company.

9.	Comprehensive Income — Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS 133 (Note 3). Total comprehensive income is summarized as follows (in millions):

	Third Quarter		Nine Months

	2001	2000	2001	2000

Net income (loss)	$(692)	$888	$(385)	$2,390
Other comprehensive income (loss)	775	(979)	(2,143)	(2,057)

Total comprehensive income (loss)	$83	$(91)	$(2,528)	$333

10.	Acquisitions and Restructurings

Hertz Purchase — In March 2001, through a tender offer and a merger transaction, Ford acquired (for a total price of $735 million) the common stock of Hertz that it did not own, which represented about 18% of the economic interest in Hertz.

Purchase of Land Rover Business — On June 30, 2000, Ford purchased the Land Rover business from the BMW Group for approximately three billion euros. Approximately two-thirds of the purchase price (equivalent of $1.9 billion at June 30, 2000) was paid at time of closing; the remainder will be paid in 2005. The acquisition involves the entire Land Rover line of products and related assembly and engineering facilities. It does not include Rover’s passenger car business or financial services business.

European Charges — Following an extensive business review of the Ford Brand operations in Europe, the Company recorded a pre-tax charge in Automotive cost of sales of $1,568 million in the second quarter of 2000. This charge included $1.1 billion for asset impairments and $468 million for restructuring costs. The effect on after-tax earnings was $1,019 million.

Ford Motor Company and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

(unaudited)

11.	Segment Information — Ford’s business is divided into two business sectors - Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):

		Financial Services Sector

	Auto	Ford		Other	Elims/
Third Quarter	Sector	Credit	Hertz	Fin Svcs	Other	Total

2001

Revenues External customer	$28,554	$6,334	$1,364	$245	$5	$36,502
Intersegment	388	94	7	32	(521)	—

Total Revenues	$28,942	$6,428	$1,371	$277	$(516)	$36,502

Net income (loss)	$(1,054)	$376	$26	$(44)	$4	$(692)

2000

Revenues External customer	$32,582	$5,948	$1,424	$94	$7	$40,055
Intersegment	760	43	8	11	(822)	—

Total Revenues	$33,342	$5,991	$1,432	$105	$(815)	$40,055

Net income (loss)	$391	$386	$143	$(29)	$(3)	$888

		Financial Services Sector

	Auto	Ford		Other	Elims/
Nine Months	Sector	Credit	Hertz	Fin Svcs	Other	Total

2001

Revenues External customer	$97,756	$18,938	$3,821	$728	$19	$121,262
Intersegment	2,932	334	21	104	(3,391)	—

Total Revenues	$100,688	$19,272	$3,842	$832	$(3,372)	$121,262

Income (loss) from continuing operations	$(1,559)	$1,136	$81	$(45)	$2	$(385)
Total assets at September 30	$87,630	$174,318	$11,811	$3,768	$—	$277,527

2000

Revenues External customer	$106,123	$17,217	$3,826	$266	$26	$127,458
Intersegment	3,256	123	23	115	(3,517)	—

Total Revenues	$109,379	$17,340	$3,849	$381	$(3,491)	$127,458

Income (loss) from continuing operations	$2,995	$1,126	$303	$(26)	$(65)	$4,333
Total assets at September 30	$96,210	$169,894	$11,191	$4,990	$—	$282,285

“Other Financial Services” data is an aggregation of miscellaneous smaller Financial Services Sector business components, including Ford Motor Land Development Corporation, Ford Leasing Development Company, Ford Leasing Corporation and Granite Management Corporation.

“Elims/Other” data includes intersegment eliminations and minority interests. Interest income for the operating segments in the Financial Services Sector is reported as “Revenues”.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Ford

THIRD QUARTER RESULTS OF OPERATIONS

     Worldwide losses in the third quarter of 2001 were $692 million, compared with earnings of $888 million in the third quarter of 2000.

     Sales and revenues were $36.5 billion in the third quarter of 2001, down $3.6 billion from a year ago. Vehicle unit sales were 1,513,000, down 163,000 units.

     Results by business sector for the third quarter of 2001 and 2000 are shown below (in millions).

	Third Quarter Net Income/(Loss)

			2001
			O/(U)
	2001	2000	2000

Automotive sector	$(1,054)	$391	$(1,445)
Financial Services sector	362	497	(135)

Total Company	$(692)	$888	$(1,580)

Automotive Sector

     Automotive sector losses were $1,054 million in the third quarter of 2001, on sales of $28.6 billion. These losses include a non-cash charge of $199 million for the write-down of certain investments and a credit of $9 million related to the new accounting standard (SFAS No. 133) on hedging and derivatives. Earnings in the third quarter of 2000 were $391 million, on sales of $32.6 billion (including a non-cash profit reduction of $106 million related to the acquisition of Land Rover).

     Details of third quarter Automotive sector earnings are shown below (in millions).

	Third Quarter Net Income/(Loss)

			2001
			O/(U)
	2001	2000	2000

North American Automotive	$(1,026)	$769	$(1,795)
Automotive outside North America
- Europe	(24)	(297)	273
- South America	(56)	(64)	8
- Rest of World	52	(17)	69

Total Automotive outside North America	(28)	(378)	350

Total Automotive sector	$(1,054)	$391	$(1,445)

     Automotive sector losses in North America were $1,026 million in the third quarter of 2001, on sales of $19.8 billion. In the third quarter of 2000, earnings were $769 million, on sales of $23.4 billion. The reduction in earnings reflected primarily lower unit sales volume, significantly higher marketing costs, and warranty and other costs associated with customer satisfaction initiatives on various vehicles built several years ago.

     In the third quarter of 2001, 4.2 million new cars and trucks were sold in the United States, down from 4.6 million units a year ago. Ford’s market share this year was 22.2%, down 0.6 percentage points from a year ago, due primarily to increased competition from Japanese and Korean manufacturers. Marketing costs increased to 16.0% of sales, up from 11.1% a year ago, reflecting increased competitive spending, including the introduction of 0.0% financing in mid-September.

     In Europe, losses were $24 million in the third quarter of 2001, compared with losses of $297 million a year ago, reflecting improved results at Ford-brand operations from successful new products and the effects of last year’s restructuring actions.

     In the third quarter of 2001, 4.1 million new cars and trucks were sold in Ford's 19 primary European markets, about equal to last year. Ford’s share was 11.0%, up 0.3 percentage points.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Ford (Continued)

     In South America, losses were $56 million, compared with a loss of $64 million a year ago. About 380,000 new cars and trucks were sold in Brazil, compared with 390,000 a year ago. Ford’s share of those unit sales was 7.3%, down 1.9 percentage points, reflecting increased competition.

     Earnings outside North America, Europe, and South America (“Rest of World”) were $52 million in the third quarter of 2001, $69 million better than a year ago, primarily reflecting favorable exchange and other factors that are not indicative of ongoing performance.

Financial Services Sector

     Details of third quarter Financial Services sector earnings are shown below (in millions).

	Third Quarter Net Income/(Loss)

			2001
			O/(U)
	2001	2000	2000

Ford Credit	$376	$386	$(10)
Hertz	26	143	(117)
Minority interests and other	(40)	(32)	(8)

Total Financial Services sector	$362	$497	$(135)

Memo: Ford’s share of earnings in Hertz	$26	$116	$(90)

     Ford Credit’s net income in the third quarter of 2001 was $376 million, down $10 million from a year ago. Excluding the effects of SFAS No. 133, net income for the third quarter of 2001 was $389 million, up $3 million or 1% from a year ago. Higher volume and margin and improvements in investment and other income (primarily the result of gains on sale of receivables and higher interest income on retained assets related to securitization transactions) were offset largely by higher credit losses.

     Hertz earned $26 million in the quarter, down $117 million from a year ago, reflecting lower rental volume due to the slowing U.S. economy and the September 11th terrorist attacks with resulting declines in both business and leisure travel. (Effective March 2001, Ford increased its ownership of Hertz to 100%, compared with about 81% a year ago.)

FIRST NINE MONTHS RESULTS OF OPERATIONS — Ford

     Worldwide losses for the first nine months of 2001 were $385 million, compared with earnings from continuing operations of $4,333 million in the first nine months of 2000.

     Sales and revenues were $121.3 billion in the first nine months of 2001, down $6.2 billion from a year ago. Vehicle unit sales were 5,183,000, down 402,000 units.

     Results by major business sector for the first nine months of 2001 and 2000 are shown below (in millions).

	First Nine Months
	Net Income/(Loss)

			2001
			O/(U)
	2001	2000	2000

Automotive sector	$(1,559)	$2,995	$(4,554)
Financial Services sector	1,174	1,338	(164)

Total continuing operations	$(385)	$4,333	$(4,718)
Net income from discontinued operation	—	309	(309)
Loss on spin-off of discontinued operation	—	(2,252)	2,252

Total Company	$(385)	$2,390	$(2,775)

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Ford (Continued)

     Automotive Sector

     Losses for Ford’s Automotive sector were $1,559 million in the first nine months of 2001, on sales of $97.8 billion. Earnings in the first nine months of 2000 were $2,995 million, on sales of $106.1 billion. Adjusted for constant volume and mix, total automotive costs (excluding costs related to the Firestone tire replacement action) were up $200 million from the first nine months of 2000, reflecting higher precious metal and launch-related costs.

     Automotive sector earnings in the first nine months of 2001 and 2000 are shown below (in millions).

	First Nine Months
	Net Income/(Loss)

			2001
			O/(U)
	2001	2000	2000

North American Automotive	$(1,529)	$4,279	$(5,808)
Automotive outside North America
- Europe	205	(1,163)	1,368
- South America	(179)	(209)	30
- Rest of World	(56)	88	(144)

Total Automotive outside North America	(30)	(1,284)	1,254

Total Automotive sector	$(1,559)	$2,995	$(4,554)

     In North America, losses were $1,529 million in the first nine months of 2001, down $5,808 million from the first nine months of 2000. The decrease reflected primarily lower unit sales volume, higher marketing costs, costs related to the Firestone tire replacement action, and higher costs for other customer satisfaction initiatives.

     In the first nine months of 2001, 13.0 million new cars and trucks were sold in the United States, down from a record 13.9 million units a year ago. Ford’s share this year was 22.7%, down 1.3 percentage points reflecting primarily increased competition from Japanese and Korean manufacturers.

     In Europe, first nine months earnings were $205 million, compared with losses of $1,163 million in the first nine months of 2000. The improvement reflected primarily stronger vehicle unit sales and the non-recurrence of charges last year for asset impairment and restructuring costs.

     In the first nine months of 2001, 13.7 million new cars and trucks were sold in Ford’s 19 primary European markets, down 300,000 units from a year ago. Ford’s share this year was 10.9%, up 0.9 percentage points, reflecting increased sales of new Transit and Mondeo models.

     In South America, losses were $179 million in the first nine months of 2001, compared with a loss of $209 million a year ago. In Brazil, 1,220,000 new cars and trucks were sold, compared with 1,046,000 a year ago. Ford’s share this year was 7.8%, down 1.5 percentage points.

     In Rest of World, losses were $56 million in the first nine months of 2001, compared with earnings of $88 million in the first nine months of 2000. The decline reflected primarily restructuring costs and poorer operating results at Mazda.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Ford (Continued)

     Financial Services Sector —

     In the first nine months of 2001, earnings for the Financial Services sector declined $164 million from last year, more than explained by lower profits at Hertz, reflecting effects of the slowdown in the U.S. economy. Details of Financial Services sector earnings in the first nine months of 2001 and 2000 are shown below (in millions).

	First Nine Months Net Income/(Loss)

			2001
			O/(U)
	2001	2000	2000

Ford Credit	$1,136	$1,126	$10
Hertz	81	303	(222)
Minority interests and Other	(43)	(91)	48

Total Financial Services sector	$1,174	$1,338	$(164)

Memo: Ford’s share of earnings in Hertz	$85	$246	$(161)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

     At September 30, 2001, the Automotive sector had $13.0 billion of cash and marketable securities, down $3.5 billion from December 31, 2000. The decline was more than explained by cash outlays for the final payment for Volvo Car ($1.6 billion), share repurchase program ($1.1 billion), dividends to shareholders ($1.7 billion), and Ford’s acquisition of the minority interest in Hertz ($735 million), offset partially by positive operating cash flow. Automotive gross cash was $15.2 billion at September 30, 2001, including $2.2 billion of prefunding of certain employee health benefit obligations through a Voluntary Employee Beneficiary Association trust.

     At September 30, 2001, the Automotive sector had total debt of $12.1 billion, about equal to December 31, 2000.

Financial Services Sector

     At September 30, 2001, the Financial Services sector had cash and cash equivalents of $4.5 billion, up $3.0 billion from December 31, 2000. The increase in cash and cash equivalents is due to sales of receivables that occurred near the end of September 2001 in excess of commercial paper maturities. Finance receivables and net investments in operating leases were $161.8 billion at September 30, 2001, down from $171.8 billion at December 31, 2000.

     Total debt was $154.3 billion at September 30, 2001, up $0.8 billion from December 31, 2000. This includes outstanding commercial paper at September 30, 2001 of $21.6 billion at Ford Credit, and $1.1 billion at Hertz, with an average remaining maturity of 45 days and 16 days, respectively.

     As a result of the credit rating downgrades discussed below, Ford Credit’s commercial paper generally is no longer eligible for purchase by money market mutual funds subject to the Investment Company Act of 1940. In partial response to this, and to ensure liquidity throughout the business cycle, Ford Credit has reduced its reliance on commercial paper funding by reducing outstanding commercial paper from $42 billion at the end of 2000 to $21.6 billion at September 30, 2001. During 2001, Ford Credit has relied more heavily on other sources of funding, including long-term unsecured debt (such as the $7.9 billion of debt securities issued on October 25, 2001, described below) and public and private sales of receivables.

     In addition, Ford Credit and its subsidiaries have available $15 billion under contractually committed global credit agreements with various banks, the majority of which is available through June 30, 2006. Substantially all of these bank facilities were unused at October 31, 2001. Also, banks provide $10 billion of

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Ford (Continued)

liquidity facilities to support the asset-backed commercial paper program of a Ford Credit-sponsored special purpose entity. Furthermore, Ford Credit has entered into agreements with several bank-sponsored, commercial paper issuers (“conduits”) under which such conduits are contractually committed to purchase receivables from Ford Credit, at Ford Credit’s option. These agreements generally are revolving 364-day commitments. As of October 31, 2001, available capacity under these agreements was $8.1 billion, of which $1.5 billion expires in December 2001 and the balance expires between June and October of 2002.

     On October 10, 2001, Ford’s Board of Directors declared a dividend of 15 cents a share on its common and Class B stock for the fourth quarter of 2001, which represents a 50% decrease from the 30 cents per share paid in the last several quarters. This will reduce cash outlays by about $1 billion on an annual basis.

     On October 18, 2001, Moody’s Investors Service (“Moody’s”) affirmed Ford Credit’s long- and short-term debt ratings at A2 and Prime-1, respectively, and lowered Ford’s long-term debt rating from A2 to A3. Moody’s stated that the outlook for the ratings is negative. On October 15, 2001, Standard & Poors lowered Ford’s and Ford Credit’s long-term debt rating from A to BBB+, stable outlook, and lowered short-term debt ratings from A-1 to A-2. On September 26, 2001, Fitch, Inc. announced that it had downgraded the long-term credit ratings of Ford, Ford Credit and certain of their affiliates from A+ to A- and lowered short-term debt ratings from F1 to F2.

     On October 25, 2001, Ford and Ford Credit issued approximately $9.4 billion of debt securities. Of this amount, $1.5 billion of debt securities due July 16, 2031 was issued by Ford, and the balance, with maturities ranging from two to ten years, was issued by Ford Credit. The proceeds from these issuances will be used by Ford for general corporate purposes and by Ford Credit to purchase receivables, make loans, and retire existing debt. Neither Ford nor Ford Credit guarantees the debt securities of the other.

OUTLOOK — FORD

     Ford expects business conditions in the fourth quarter of 2001 to continue to be volatile and uncertain. Ford’s planned vehicle production in North America is 965,000 units, up from 813,000 units in the third quarter of 2001, but down 8% from a year ago. Excluding charges for restructuring actions described below, Ford expects fourth quarter 2001 results to improve from the third quarter, but it will be difficult to earn a profit.

     In addition to the previously announced separation program for an estimated 4,000 to 5,000 salaried employees, the costs for which will be incurred in the fourth quarter, further restructuring actions are being considered.

NEW ACCOUNTING STANDARD — FORD

     On January 1, 2002, Ford will adopt SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill and certain intangible assets will no longer be amortized, but will be subject to an annual impairment test. As of September 30, 2001, net goodwill and intangible assets, having various amortization periods, was $8.6 billion. Ford is currently assessing the impact of this standard on its financial statements.

OTHER FINANCIAL INFORMATION — FORD

     PricewaterhouseCoopers LLP, Ford’s independent accountants, performed a limited review of the financial data presented on pages 14 through 19 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data.

Legal Proceedings — Ford

     Firestone Matters. (Previously discussed beginning on page 20 of the 10-K Report, on page 19 of Ford Credit’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “First Quarter 10-Q Report”) and on page 21 of Ford Credit’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the “Second Quarter 10-Q Report”).) As previously reported, NHTSA has been investigating the circumstances leading up to Firestone’s tire recall and Ford’s tire replacement program, as well as the root cause of the tire failures and related accidents. On October 4, 2001, NHTSA issued its determination that 3.5 million of the older tires subject to Ford’s replacement program are defective, and said that Firestone had agreed to recall those tires. About 2.5 million of the defective tires are estimated to have been in service as of May 2001 (when Ford’s replacement program was announced), and consist of 15 and 16-inch Wilderness AT tires manufactured prior to May 1998 and supplied to Ford as original equipment or sold as replacement equipment.

     In its October 4th announcement, NHTSA said that the plant-by-plant failure trends for the defective tires are similar to those of the ATX tires recalled by Firestone in August 2000. The agency also said that the failure rate for these tires is significantly higher than that of competitors’ tires used on SUVs, especially Goodyear tires used as original equipment on the Ford Explorer. As to Wilderness AT tires built after May 1998, NHTSA said that those tires are relatively new and, therefore, it is unable to determine at this time whether their field performance ultimately would be significantly better than the older tires. NHTSA therefore said that it would continue to monitor the newer tires. However, NHTSA has encouraged owners of those newer Wilderness AT tires to take advantage of Ford’s replacement program.

     As a result of Firestone’s August 2000 recall and Ford’s May 2001 replacement program, Ford continues to deal with major litigation and other matters involving Firestone ATX and Wilderness AT tires on Ford vehicles. Ford is continuing its efforts to resolve the personal injury lawsuits and have settled more than one third of the total of such cases that have been filed to date. As previously reported, most of the class action lawsuits relating to Ford’s use of Firestone tires are consolidated in federal court in Indianapolis. That court has ruled that, under federal law, NHTSA has the exclusive authority to order and supervise automotive recalls. Accordingly, the court dismissed those portions of the class action complaints that sought recall of additional tires or court supervision of the recall and the tire replacement program. The court also dismissed some of the claims for damages. The court declined to dismiss the plaintiffs’ warranty claims for the alleged diminution in value of the Explorer. A hearing on plaintiffs’ motion to certify a class is scheduled for November 16, 2001. The estimated costs of these personal injury and class action lawsuits have been accrued and are reflected in Ford’s financial statements.

Environmental Matters

     MFA Grand Jury Matter. (Previously discussed on page 22 of the 10-K Report and on page 22 of the Second Quarter 10-Q Report.) By letter dated October 16, 2001, the U.S. Department of Justice informed Ford that the government does not intend to pursue a criminal case against Ford. The U.S. Department of Justice has also assured Ford that the government does not intend to prosecute any individuals in connection with this matter.

     Waste Disposal. (Previously discussed on page 22 of the 10-K Report.) The U.S. Attorney’s Office informed Ford on October 11, 2001, that it has terminated its investigation of the shipment of waste materials from Ford Venezuela for disposal in Texas and that it does not intend to prosecute any individual or business entity in connection with this matter. Discussions with U.S. EPA on the related civil enforcement matter are continuing.

Legal Proceedings — Ford
(Continued)

     Class Actions

     Paint Class Actions. (Previously discussed on page 22 of the 10-K Report.) The Illinois trial court denied Ford’s motion to dismiss and the parties are engaged in discovery. The Texas trial court granted Plaintiffs’ latest motion for class certification and certified two classes consisting of original owners of class vehicles who experienced peeling paint and all original owners who paid Ford or a Ford dealer to repaint their vehicles. Ford is preparing an appeal to the Texas Court of Appeals.

     TFI Module Class Action. (Previously discussed beginning on page 23 of the 10-K Report, on page 19 of the First Quarter 10-Q Report and on page 22 of the Second Quarter 10-Q Report.) In July 2001, the parties reached an agreement in principle to settle the lead case in California and the similar cases in Maryland, Alabama, Tennessee, Washington and one in Illinois. The settlement agreement provides that Ford will extend the warranties applicable to distributor-mounted TFI modules, reimburse class members who previously paid to replace Motorcraft® distributor-mounted TFI modules prior to 100,000 miles of vehicle use, make donations to colleges and universities for research in the field of automotive safety, and pay plaintiffs’ counsel reasonable fees and expenses. On October 25, 2001, the California trial court gave preliminary approval to the settlement substantially as was agreed in July. Ford expects to receive final approval of the settlement in the first half of 2002.

     Ford/Citibank Visa Class Actions. (Previously discussed on page 23 of the 10-K Report.) The U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the coordinated proceedings. Ford has moved for rehearing en banc.

     Ford Credit Debt Collection Class Actions. (Previously discussed on page 25 of the 10-K Report, on page 19 of the First Quarter 10-Q Report and on page 22 of the Second Quarter 10-Q Report.) On October 19, 2001, the United States Court of Appeals for the Eighth Circuit heard oral arguments in the Dubois case. Ford Credit anticipates the court will issue its decision during the first quarter 2002. In Davidson, plaintiff’s counsel agreed to the entry of a Stipulation and Order of Dismissal with the understanding that counsel has sixty days from the date of the order to substitute a new class representative.

     Late Charges Class Actions. (Previously discussed on page 25 of the 10-K Report and on page 22 of the Second Quarter 10-Q Report.) In the Cumberland case, the California Supreme Court declined to review the trial court’s class certification order, and trial is scheduled to commence in January 2002. Recently, a second purported class action, Simpkins v. Ford Credit, was filed in Maryland state court with the same allegations.

     Performance Management Process Class Action. (Previously discussed on page 26 of the 10-K Report, on page 20 of the First Quarter 10-Q Report and on page 22 of the Second Quarter 10-Q Report.) On July 31, 2001, the court denied Ford’s motion to dismiss the “disparate impact” claims of the putative class, and Ford is seeking to appeal that ruling.

     Reverse Discrimination Class Action. (Previously discussed on page 26 of the 10-K Report, on page 20 of the First Quarter 10-Q Report and on page 22 of the Second Quarter 10-Q Report.) On July 31, 2001, the court denied Ford’s motion to dismiss the “disparate impact” claims of the putative class, and Ford is seeking to appeal that ruling.

     F-150 Radiators Class Actions. (Previously discussed on page 20 of the First Quarter 10-Q Report.) The complaint in New York has been dismissed, but Ford expects plaintiffs to file an amended complaint.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Please refer to Exhibit Index

(b) Reports on Form 8-K during the quarter ended September 30, 2001:

FINANCIAL
DATE OF REPORT	ITEM	STATEMENTS FILED

July 3, 2001	Item 5 — Other Events	None
July 18, 2001	Item 5 — Other Events	News Release dated
July 18, 2001 of
Ford Motor Credit Company
and subsidiaries for the
quarter ended June 30, 2001
and news release dated
July 18, 2001 of
Ford Motor Company and
subsidiaries for the quarter
ended June 30, 2001
with attachments.
August 1, 2001	Item 5 — Other Events	None
August 17, 2001	Item 5 — Other Events	None
September 4, 2001	Item 5 — Other Events	None
September 14, 2001	Item 5 — Other Events	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR CREDIT COMPANY (Registrant)

November 14, 2001	/s/ B. Boerio B. Boerio Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Accountants

To the Board of Directors and Stockholder of
Ford Motor Credit Company:

We have reviewed the accompanying condensed consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of September 30, 2001 and 2000, and the related condensed consolidated statements of income and of earnings retained for use in the business for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
October 15, 2001

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Sequential
Designation	Description	Method of Filing

12-A	Calculation of ratio of	Filed with this
	earnings to fixed charges	Report.
of Ford Credit
12-B	Calculation of ratio of	Filed with this
	earnings to fixed charges	Report.
of Ford.
15	Letter from	Filed with this
	PricewaterhouseCoopers LLP	Report.
dated October 15, 2001,
regarding unaudited
interim financial
information.