Form 10-K
period 2001-12-31
FORD MOTOR CREDIT CO
filed 2002-03-29
CIK 38009

Ford Motor Credit Company

ANNUAL REPORT

ON FORM 10-K

for the year ended

December 31, 2001

Filed pursuant to Section 13

of the Securities Exchange Act of 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 1-6368

Ford Motor Credit Company

(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of incorporation)	(I.R.S. employer identification no.)
One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (313) 322-3000

Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of each class	on which registered

6 3/8% Notes due November 5, 2008	New York Stock Exchange
7 3/8% Notes due October 15, 2031	New York Stock Exchange
7.60% Notes due March 1, 2032	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ✓         No

     As of March 28, 2002, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     This Report incorporates by reference into Items 1 and 3 hereof Sections of Items 1, 3, 6, 7 and 7A of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     The registrant meets the condition set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

ITEM 1. OUR BUSINESS

Overview

      We are the world’s largest automotive finance company based on the dollar value of the portfolio of finance receivables we own and manage. We provide vehicle and dealer financing in 36 countries to more than 11 million customers and more than 12,500 automotive dealers. We were incorporated in Delaware in 1959 and are a wholly-owned subsidiary of Ford Motor Company (Ford). Our principal executive offices are located at One American Road, Dearborn, Michigan 48126 and our telephone number is (313) 322-3000.

      Services. We offer a wide variety of automotive financial services to and through automotive dealers throughout the world. Under the Ford Credit brand name, we provide financial services to and through dealers of Ford, Lincoln and Mercury brand vehicles and their affiliated dealers. Our PRIMUS division offers financial services to and through dealers of Jaguar, Land Rover, Aston Martin and Mazda brand vehicles and non-Ford dealers. Our Volvo finance subsidiaries provide financing to and through Volvo dealers. Our Fairlane and Triad subsidiaries offer non-prime financing through dealers, mainly for used vehicles. We also offer financial services to vehicle leasing companies and fleet purchasers.

      Our primary financial services fall into three categories:

•	Retail financing — purchasing retail installment sale contracts and retail leases from dealers.

•	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing.

•	Other financing — making loans to dealers for working capital, improvements to dealership facilities, and acquisition of real estate.

We also service the finance receivables we originate and purchase, make loans to Ford affiliates, finance receivables of Ford and its subsidiaries and provide insurance services related to our financing programs. We earn our revenue primarily from retail installment sale contracts and leases and interest supplement and other support payments we receive from Ford on special-rate retail financing programs. See Item 7 for quantitative information concerning the amount of revenue generated by the different types of services we provide.

      Geographic Scope of Operations. We conduct our financing operations directly or through our subsidiaries and affiliates. We do business in all 50 states of the United States through about 175 dealer automotive financing branches and seven regional service centers. Our United States operations accounted for 79% and 78% of our total revenues in 2001 and 2000, respectively. Outside the United States, our largest operation is FCE Bank plc (Ford Credit Europe), which accounted for 11% of our total revenue in both 2001 and 2000. Ford Credit Europe does business in the United Kingdom, Germany, most other European countries, and Saudi Arabia. We also operate in Canada, Mexico, Brazil, Australia, a number of Asia-Pacific countries, Argentina and Chile. In addition, we manage Ford’s vehicle financing operations in other countries where we do not have independent operations. We conduct our operations outside of the United States in a manner similar to our United States operations, with appropriate adjustments for local law and other circumstances.

      Competition. The automotive financing business is highly competitive. Our principal competitors for retail and wholesale financing are:

Retail	Wholesale

• Credit unions and savings and loan associations • Banks • Independent commercial finance companies • Leasing companies • Other automobile manufacturers’ affiliated finance companies	• Other automobile manufacturers’ affiliated finance companies • Independent commercial finance companies • Banks

ITEM 1. OUR BUSINESS (Continued)

No single company is a dominant force in the industry. We compete mainly on the basis of service and financing rates. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. These policies have built strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on accessing the capital markets efficiently and effectively and originating, purchasing and servicing our receivables efficiently. We routinely monitor the capital markets and develop funding alternatives to maximize our competitive position. The integration of our financing services with Ford’s vehicle production and marketing plans gives us a competitive advantage in providing financing to Ford dealers and their customers. In addition, our size allows us to take advantage of economies of scale in both origination and servicing of receivables.

      Seasonal Variations. As a finance company, we own and manage a large portfolio of finance receivables and operating leases that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments. As a result, our overall financing revenues do not exhibit seasonal variations. However, throughout the automobile financing industry, credit losses are typically higher in the first and fourth quarters of the year due to competing financial demands on customers and lower vehicle resale values.

      Dependence on Ford Motor Company. The financing of Ford vehicles is the largest portion of our business. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event could have an adverse effect on our business. On the other hand, an increase in Ford’s vehicle production or a significant marketing program sponsored by Ford could positively impact our business. A description of Ford’s business is included as an exhibit to this Report and incorporated by this reference. Additional information about Ford’s business, operations, production, sales and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2001, filed separately with the Securities and Exchange Commission.

Retail Financing

     Overview

      We provide financial services to retail customers through automotive dealers that have established relationships with us. Our primary business consists of purchasing retail installment sale and lease contracts for new and used vehicles mainly through dealers of Ford vehicles. Worldwide in 2001, we financed about 4.5 million vehicles through installment sales and finance leases, and we financed about 1.1 million vehicles through operating leases. We report the receivables from customers under installment sale contracts and certain leases with fleet customers as finance receivables. We report our retail leases as operating leases with the capitalized cost of the vehicles recorded as depreciable assets and reported in our financial statements as net investment in operating leases. At December 31, 2001, our worldwide retail finance receivables totaled $85.5 billion and our worldwide total net investment in operating leases was $39.3 billion.

      The amount (or volume) of our retail finance receivables and operating leases depends on several factors:

•	The number of new and used vehicle sales and leases,

•	The extent to which we purchase retail installment sale contracts and lease contracts for these vehicles, also known as financing share,

•	The cost of vehicles financed, and

•	Our sales of receivables in securitizations.

In the past, Ford periodically has sponsored special low-rate financing programs available only through us. Similar programs may be offered in the future. Under these programs, Ford makes interest supplement or other support payments to us. These programs can increase our financing volume and share of Ford vehicles. We earned $4.0 billion and $3.4 billion in interest supplements and other support payments from Ford in 2001 and 2000, respectively.

ITEM 1. OUR BUSINESS (Continued)

     Installment Sale Contracts

      We purchase from dealers retail installment sale contracts that meet our credit standards. Most of these contracts relate to the purchase of new vehicles, but some are for used vehicles. The amount we pay for an installment sale contract is based on a negotiated vehicle purchase price agreed to between the dealer and the retail customer, less any vehicle trade-in or down payment applied to the purchase price. The net purchase price owed by the customer is paid over a specified number of months with interest at a fixed rate negotiated between the dealer and the retail customer. The dealer may retain a portion of the finance charge. Installment sale contract terms generally range from 12 to 72 months with an average original term of 54 months in the United States in 2001. In the United States, the average repayment obligation for new Ford, Lincoln, and Mercury brand vehicles under installment sale contracts was $24,915 in 2001, compared to $21,205 in 2000 and $19,547 in 1999. The corresponding average monthly payment was $505 in 2001, $495 in 2000, and $454 in 1999.

      We hold a security interest in the vehicles purchased through installment sale contracts. The priority of our security interest is protected against claims from other creditors, usually through lien notation on vehicle titles or other forms of security interest perfection. If our collection efforts fail to bring a delinquent customer’s payments current, we generally can repossess their vehicle, after satisfying local legal requirements and sell it at auction. The customer remains liable for any deficiency between net auction proceeds and their defaulted contract obligations. We require retail customers to carry fire, theft and collision insurance on financed vehicles.

     Retail Lease Plans

      We offer leasing plans to retail customers through our dealers. Our most successful retail leasing plan is called Red Carpet Lease, which is offered in the United States and Canada through dealers of Ford, Lincoln and Mercury brand vehicles. We offer similar lease plans through dealers of other Ford vehicles, Mazda dealers and private label plans for a limited number of non-Ford dealers. Under these plans, dealers originate the leases and offer them to us for purchase. We purchase leases that meet our credit standards. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. At the end of the lease, the customer has the option to purchase the vehicle for the lease-end value as specified in the lease contract or return the vehicle to the dealer. Afterwards, the dealer may buy the vehicle from us for the specified lease-end value or return it to us. Once we purchase a lease from a dealer, that dealer generally has no further obligation to us in connection with the lease and no responsibility if the value of a leased vehicle at the end of the lease is less than the specified lease-end value.

      The amount we pay to a dealer for a retail lease, also called the acquisition cost, is based on the negotiated price for the vehicle less vehicle trade-in or down payment from the customer. The customer makes monthly lease payments, in an amount equal to the acquisition cost less the estimated residual value of the vehicle at the lease term end amortized over the lease term, plus lease charges. Retail lease terms range from 12 to 48 months with an average original lease term of 32 months in the United States in 2001. In the United States, the average monthly payment of retail lease contracts for new Ford, Lincoln, and Mercury brand vehicles we purchased was $420 in 2001, $394 in 2000, and $380 in 1999.

      If our collection efforts fail to bring delinquent lease customer’s payments current, we repossess the vehicle and sell it at auction. We require lease customers to carry fire, theft, liability and collision insurance on leased vehicles.

     Other Retail Financing

      We also offer vehicle financing programs to leasing companies, daily rental companies, government entities and fleet customers. These financings include both lease plans and installment purchase plans and are generally for terms of 12 to 84 months. The financing obligations are collateralized by perfected liens on financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related

ITEM 1. OUR BUSINESS (Continued)

leases. At the end of the finance term, a lease customer may be required to pay us any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, we may pay the lease customer the excess amount. These financings are included in retail installment finance receivables and net investment in operating leases and in the United States totaled about $6 billion as of December 31, 2001.

Wholesale Financing

      We offer a wholesale financing program for qualifying dealers to purchase new and used vehicles held in inventory. We generally finance 100% of the vehicle wholesale price for new vehicles and up to 100% of the auction price for used vehicles. Dealers pay a floating interest rate on wholesale receivables based on the prime rate. Each wholesale receivable is paid off by the dealer as vehicles are sold or leased. In the United States in 2001, the average wholesale receivable was outstanding for 80 days, including vehicle delivery time. In 2001, we financed about 5 million vehicles worldwide through wholesale financing, and at December 31, 2001, we had a total of $15.6 billion in wholesale financing outstanding, after taking into account sales of wholesale receivables in securitizations during 2001. Our wholesale financing program includes financing of large multi-brand national dealer groups that are some of our largest wholesale customers, based on the amount financed.

      When a dealer uses our wholesale financing program to purchase vehicles from Ford, another manufacturer or other vehicle source, we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. We generally are able to repossess the financed vehicles if the dealer does not make timely payments or meet its obligations under the financing program. However, once a vehicle is sold or leased to a retail customer, our right to repossess the vehicle to satisfy wholesale obligations is no longer effective. We are insured for vehicle damage and theft of vehicles held in dealer inventory.

      Since 1999, we have provided more than 84% of the wholesale financing on new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and 97% of the wholesale financing on new Ford brand vehicles acquired by European dealers.

      The amount of our wholesale receivables depends on several factors:

•	The number of total vehicle sales by Ford to dealers,

•	The level of dealer inventories,

•	Our financing share of Ford’s sales to dealers,

•	The costs of the vehicles financed, and

•	Our sales of wholesale receivables in securitizations.

Other Financing

      We make loans to vehicle dealers for facilities improvements, working capital and to enable them to purchase dealership real estate. For dealers in the United States and Canada, these loans totaled about $4.3 billion at December 31, 2001 and were included in other finance receivables. These loans are typically secured by liens on real estate, other dealership assets and sometimes personal guarantees of the individual owners of the dealership.

      We also purchase receivables generated by certain divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from United States Ford manufacturing plants to dealers and the sale of parts and accessories by Ford to dealers. At December 31, 2001, these purchased receivables totaled about $4.7 billion, of which about $3 billion was included in wholesale finance receivables and $1.7 billion was included in other finance receivables.

ITEM 1. OUR BUSINESS (Continued)

Servicing

      After we purchase retail installment sale contracts and leases from dealers and other customers, we manage the receivables during their contract term. This management process is called servicing. We service both our owned and sold receivables. Our servicing duties include collecting monthly payments from customers, providing reports to customers, contacting delinquent customers for payment, releasing liens on paid-off finance contracts, repossessing vehicles and selling repossessed and returned vehicles. We operate our retail servicing from 15 regional service centers in North America and Europe that use state-of-the-art servicing and collection tools.

Insurance

      We conduct insurance operations primarily through The American Road Insurance Company and its subsidiaries in the United States and Canada. We offer extended service plan contracts, mainly through Ford dealers for new and used vehicles, physical damage insurance covering vehicles and equipment financed by us at wholesale, and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment. We also offer various Ford branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income. Our insurance business generated less than 1% of our total revenues in 2001.

Segment Information

      Financial information regarding our operating segments and operations by geographic area is shown in Note 16 of our Notes to Financial Statements.

OUR EMPLOYEE RELATIONS

      At December 31, 2001, we had about 22,000 employees. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.

OUR GOVERNMENTAL REGULATIONS

      As a finance company, we are highly regulated by the governmental authorities in the locations where we operate. In some countries outside the United States, certain of our subsidiaries, including Ford Credit Europe, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many locations, governmental authorities require us to obtain licenses to conduct our financing business. We must renew these licenses periodically.

      We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance. Through our governmental relations efforts, we also attempt to participate in the legislative and administrative rule making process on regulatory initiatives that impact finance companies. Lawmakers and judges in recent years have continued to show concern for the protection of consumers in financing transactions. This has led us to make adjustments to some of our business processes and, in some instances, to adopt new business practices. Our ongoing compliance efforts have not had a material adverse effect on our operations.

      Interest rates on consumer financing generally are limited by law. In periods of high interest rates, these rate limitations can have an adverse effect on our operations if we are unable to pass on increased costs to our customers.

ITEM 1. OUR BUSINESS (Continued)

OUR TRANSACTIONS WITH FORD AND AFFILIATES

      We have a profit maintenance agreement with Ford that requires Ford to make payments to us to maintain our earnings at specified minimum levels. A copy of this agreement is filed as an exhibit to this Report. In addition, we have an agreement to maintain a minimum control interest in Ford Credit Europe and to maintain Ford Credit Europe’s net worth above a minimum level. No payments were made under these agreements during the period from 1998 through 2001.

      We also formally documented our long-standing business practices with Ford in an agreement dated October 18, 2001, a copy of which was filed with the Securities and Exchange Commission on that date. The principal terms of this agreement include the following:

•	Any extension of credit from us to Ford and any of Ford’s automotive affiliates will be on arm’s length terms and will be enforced in a commercially reasonable manner.

•	We will not be required to guarantee the indebtedness or make equity investments in Ford or any of Ford’s automotive affiliates.

•	We and Ford agree to maintain our stockholder’s equity at a commercially reasonable level to support the amount, quality and type of receivables in light of prevailing economic circumstances.

•	We will not be required to accept credit or residual risk beyond what we would be willing to accept acting in a prudent and commercially reasonable manner.

•	We and Ford are separate, legally distinct companies and will continue to maintain separate books, accounts, assets and liabilities.

More information about transactions between us and Ford and other affiliates, is contained in Note 12 of our Notes to Financial Statements, “Our Business — Overview”, “Our Business — Retail Financing”; “Our Business — Other Financing” and the description of Ford’s business included as an exhibit to this report.

ITEM 2. OUR PROPERTIES

      We own our world headquarters in Dearborn, Michigan, our PRIMUS corporate offices in Nashville, Tennessee. Ford Credit Europe leases its corporate offices in Brentwood, England. Most of our dealer automotive finance branches and service centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2001, our total obligation under leases of real property was about $163 million.

ITEM 3. OUR LEGAL PROCEEDINGS

      We are subject to legal actions, governmental investigations and other proceedings and claims relating to state and federal laws concerning finance and insurance, employment-related matters and other contractual relationships. Some of these matters are class actions or are seeking class action status. Some of these matters may involve compensatory, punitive or treble damage claims and attorneys’ fees in very large amounts, or other requested relief which, if granted, would require very large expenditures. Our significant pending matters are summarized below:

      Lease Residual Class Action. In January 1998, in connection with a case pending in Illinois state court, we and Ford were served with a summons and intervention counterclaim complaint relating to our leasing practices (Higginbotham v. Ford Credit). The counterclaim plaintiff, Carla Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, we commenced an action for deficiency against Virginia Shore, one of our lease customers. Ms. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Ms. Shore purported to represent a class of all similarly situated lessees. Ms. Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against us, and joined Ford as an

ITEM 3. OUR LEGAL PROCEEDINGS (Continued)

additional counterclaim defendant. Ms. Higginbotham asserts claims against us for violations of the Consumer Leasing Act, declaratory judgment concerning the enforceability of early termination provisions in our leases, and fraud. She also asserts a claim against us and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that we inflate the residual values of our leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Ms. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleges that Ford dictated the residual values to us and thereby participated in an unlawful conspiracy. This case was stayed pending the approval or rejection of the settlement in Shore. We have reached individual settlements with the Shore plaintiffs.

      The Illinois court in Higginbotham found that the lease-end residual value of Ms. Higginbotham’s vehicle was properly valued and, as a result, Ms. Higginbotham was an inadequate representative for the class. Subsequently, Ms. Higginbotham voluntarily dismissed her intervention counterclaim without prejudice in the Illinois state court and has reactivated her initial suit in the Florida federal court, pursuing substantially similar claims on behalf of herself and others similarly situated. Consequently, the Higginbotham case is proceeding in Florida. In addition, we have filed a response to Ms. Higginbotham’s motion for class certification and have renewed our motion for summary judgment based on information obtained in discovery.

      Late Charges Class Actions. A purported state-wide class action was filed in Maryland (Simpkins v. Ford Credit) in which the plaintiffs are contending that our late charges on lease accounts violate state law. The plaintiffs allege that we violated the Maryland Consumer Leasing Act, Maryland Constitution and Maryland Consumer Code by charging late fees in consumer lease transactions in excess of 6%. The plaintiffs assert that the maximum late fee allowed under Maryland law is the judgment rate of interest, which is 6% per annum. Plaintiffs are seeking restitution, punitive damages and injunctive relief. We have removed the case to federal court and the plaintiffs have filed a motion to remand the case to state court. The case was remanded to state court. We have filed a motion to dismiss.

      Fair Lending Class Action. We have been served with three purported class actions alleging that our pricing practices are discriminatory. One (Jones v. Ford Credit) was filed in federal court in New York, another (Rodriquez v. Ford Credit) was filed in federal court in Illinois and the last (Lucena v. PRIMUS) was filed in federal court in Pennsylvania. The Jones case alleges that our pricing practices discriminate against African Americans. Specifically, plaintiffs allege that although our initial credit risk scoring analysis applies objective criteria to calculate the risk-related “Buy Rate,” we then authorize dealers to impose a subjective component in their credit pricing system “the Mark-up Policy” to impose additional non-risk charges. The plaintiffs allege that this allegedly subjective mark-up discriminates against African Americans. Our motion to dismiss was denied and the parties are preparing for trial. Rodriquez and Lucena involve similar allegations with respect to Hispanic Americans. In Rodriquez, the court denied our motion to dismiss, and we expect the plaintiffs to file a motion for class certification. In Lucena, the plaintiffs filed a motion to voluntarily dismiss the case without prejudice which was granted. We expect the plaintiffs will re-file the case. We believe that our pricing practices are fair and are not discriminatory.

      Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that some of the matters described above could be decided unfavorably to us. Although the amount of liability at December 31, 2001 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position or results of operations.

      In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability expenditures or costs could also have a material adverse affect on our business, results of operations and financial condition. For a discussion of pending cases against Ford see Item 3 in Ford’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission and included as an exhibit to our Report and incorporated by this reference.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      At December 31, 2001 all shares of our common stock were owned by Ford FSG, Inc., a wholly-owned subsidiary of Ford. We have not issued or sold any equity securities during 2001. There is no market for our stock. During the first nine months of 2001, we paid cash dividends of $400 million, no dividend was paid in the fourth quarter of 2001. During 2000, we paid cash dividends of $119.7 million. We also paid dividends in 1999, 1998 and 1997. We may pay additional dividends from time to time depending on the amount of our receivables, capital requirements and profitability.

      In January 2002, we received a capital contribution of $700 million from Ford.

ITEM 6. SELECTED FINANCIAL DATA

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA — OWNED

	2001	2000	1999	1998	1997
Selected Income Statement
Financing revenue	(in millions)
Operating leases	$11,979	$10,987	$9,791	$9,610	$8,853
Retail installment	8,493	7,943	6,754	6,058	5,103
Wholesale	2,186	2,713	1,919	1,823	1,754
Other	477	525	421	399	392

Total finance revenue	23,135	22,168	18,885	17,890	16,102
Depreciation on operating leases	(8,861)	(7,846)	(7,564)	(7,327)	(6,188)
Interest expense	(8,951)	(8,970)	(7,193)	(6,910)	(6,268)

Net financing margin	5,323	5,352	4,128	3,653	3,646
Insurance premiums earned	231	226	236	293	298
Investment and other income related to securitizations	1,433	557	433	610	402
Other income	651	655	805	509	543

Total financing margin and revenue	7,638	6,790	5,602	5,065	4,889
Operating expenses	(2,570)	(2,415)	(2,125)	(1,777)	(1,478)
Provision for credit losses	(3,355)	(1,671)	(1,166)	(1,180)	(1,338)
Other insurance expenses	(206)	(209)	(207)	(296)	(267)

Total expenses	(6,131)	(4,295)	(3,498)	(3,253)	(3,083)

Income before income taxes	1,507	2,495	2,104	1,812	1,806
Provision for income taxes	(667)	(926)	(791)	(680)	(727)
Minority interests in net income of subsidiaries	(1)	(33)	(52)	(48)	(48)

Net income	$839	$1,536	$1,261	$1,084	$1,031

Net income (excluding SFAS No. 133)	$996	$1,536	$1,261	$1,084	$1,031
Cash dividends	400	120	2,317	500	596
Return on equity	7.0%	13.1%	11.5%	10.6%	10.8%
Earnings-to-fixed charges ratio	1.17	1.28	1.29	1.26	1.29

Selected Balance Sheet
Finance receivables	(in billions)
Retail installment	$85.5	$81.1	$76.4	$67.9	$55.7
Wholesale	15.6	33.8	26.2	22.5	21.5
Other	10.9	9.1	7.2	6.8	5.3

Total finance receivables, net of unearned income	112.0	124.0	109.8	97.2	82.5
Deduct: Allowance for credit losses	(2.3)	(1.3)	(1.1)	(1.3)	(1.2)

Finance receivables, net	109.7	122.7	108.7	95.9	81.3
Operating leases, net	39.3	38.5	32.9	34.6	34.8

Total net finance receivables and operating leases	149.0	161.2	141.6	130.5	116.1
All other	24.1	13.1	15.0	6.7	5.9

Total assets	$173.1	$174.3	$156.6	$137.2	$122.0

Memo:
Total managed receivables*	$207.8	$189.7	$161.2	$144.0	$126.8
Capitalization
Short-term debt	(in billions)
Commercial paper	$15.7	$42.3	$43.1	$46.2	$40.9
All other	7.0	7.8	6.8	7.5	5.3

Total short-term debt	22.7	50.1	49.9	53.7	46.2
Long-term debt
Notes payable within one year	21.3	12.9	19.9	9.7	9.6
Notes payable after one year	102.3	83.3	63.3	51.6	44.9

Total long-term debt	123.6	96.2	83.2	61.3	54.5

Total debt	146.3	146.3	133.1	115.0	100.7
Stockholder’s equity	12.0	12.2	10.9	10.6	9.6

Total capital	$158.3	$158.5	$144.0	$125.6	$110.3

Debt-to-equity ratio (to 1)	12.2	12.0	12.2	10.8	10.5
Short-term debt and notes payable within one year as percent of total capital	27.8%	39.7%	48.4%	50.5%	50.6%

* Managed receivables includes receivables sold in securitizations. All other data shown are after the impact of sales of receivables in securitizations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The principal factors that influence our earnings are the amount of finance receivables and net investment in operating leases and financing margins. The performance of these receivables and leases over time, mainly through credit losses and variations in the residual value of leased vehicles, also affects our earnings.

      The amount of our finance receivables and net investment in operating leases depends on:

•	The number of new and used vehicle sales and leases,

•	The extent to which we purchase retail installment sale and lease contracts and provide wholesale financing,

•	The cost of vehicles financed,

•	The level of dealer inventories,

•	Ford-sponsored special financing programs available exclusively through us, and

•	Our sales of finance receivables in securitizations.

      For finance receivables, financing margins equal the difference between revenue earned on finance receivables and the cost of borrowed funds. For operating leases, financing margins equal revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. Interest rates earned on most receivables and rental charges on operating leases generally are fixed at the time the contracts are originated. On some receivables, primarily wholesale financing, we charge interest at a floating rate that varies with changes in short-term interest rates. We borrow funds at various maturities at both fixed and floating interest rates. External market conditions and our debt ratings affect these interest rates. As an alternative source of funding, we sell finance receivables in securitizations. Securitization provides us a stable source of funding at lower cost than our traditional funding sources.

      We analyze our business performance on an owned basis and on a managed basis. The owned basis only includes the receivables owned by us and reported on our balance sheet. The managed basis includes owned receivables and receivables that we sold to investors through securitizations but that we continue to service.

      We manage our operations through two segments, Ford Credit North America and Ford Credit International. Ford Credit North America includes operations in the United States and Canada. Ford Credit International includes operations in all other countries.

Critical Accounting Policies

      Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. If actual circumstances are different than these estimates, judgments or assumptions, our financial statements could be materially affected.

      We believe our most critical accounting policies are related to the following areas:

•	Allowance for credit losses,

•	Sale of receivables,

•	Derivative financial instruments, and

•	Depreciation expense on operating leases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Credit Losses

      The allowance for credit losses reflects our estimate of the losses inherent in our portfolio of finance receivables and operating leases. Our estimates are based on factors that require significant management judgment. We classify these factors into two main categories:

      Frequency. Frequency is the number of finance receivables and operating leases that we expect to default over a period of time. Frequency depends on our assessment of current and future economic conditions and changes in the credit risk quality of our portfolio.

      Loss Severity. Loss severity is the difference between the outstanding amount a customer owes us when we charge-off their finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer. Our estimate of loss severity depends on our projection of the following factors:

•	The amount we paid to purchase the retail installment sale or lease contracts compared with the value of the vehicle,

•	The remaining number of payments when the customer stopped paying, and

•	Prices in the used-car market.

We rely on internally developed statistical models to assist us in assessing whether our allowance for credit losses is adequate given the factors that affect severity and frequency.

      We monitor credit loss performance monthly, and we assess the adequacy of our allowance for credit losses quarterly. When we determine an account is uncollectible, we reduce our finance receivables and lease investments, and we charge-off the loss through our allowance for credit losses. We increase our allowance for credit losses by amounts we recover on finance receivables and operating leases we previously charged-off as an uncollectible account.

Sale of Receivables

      We use securitization as a source of funding for our operations. In a securitization, we sell finance receivables to a special purpose entity (SPE) in exchange for the proceeds from the sale of securities backed by the receivables that the SPE issues to investors. We are required to recognize a gain or loss on the sale of receivables in the period the sale occurs. We also record our retained interests in securitizations as assets on our balance sheet at fair value. These retained interests include interest-only strips, also referred to as excess spread, which represent our right to receive collections on sold receivables in excess of amounts needed to pay principal and interest payments to investors and servicing fees. Retained interests may also include senior and subordinated securities and restricted cash held for the benefit of securitization trusts.

      The most significant factors affecting the gain or loss on the sale of receivables that require us to make estimates and judgments are:

•	Expected credit losses over the term of the receivables, commonly called lifetime credit losses,

•	Prepayments of sold receivables occurring earlier than scheduled maturities, commonly called prepayment speeds, and

•	Discount rates used to estimate the present value of interest-only strips and interest supplement payments from Ford.

      To estimate expected lifetime credit losses on the sold receivables, we use statistical models that divide receivables into segments by credit risk quality, contractual term and whether the vehicle financed is new or used. Prepayment speeds and discount rates are subject to less variation, and we make estimates based on our

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

historical experience and other factors. These estimates are made separately for each securitization transaction.

      In addition, we are required to make adjustments to the fair value of our retained interests on a quarterly basis. These fair value adjustments are reflected, net of tax, as a separate component of other comprehensive income included in stockholder’s equity. The fair value analysis for our interest-only strips largely depends on updating our estimate of lifetime credit losses and prepayment speeds. We adjust the fair value of our securities based on quoted market prices of securities with similar characteristics. If we determine, based on this updated information, these retained interests are permanently impaired, we would record fair value adjustments in earnings and not stockholder’s equity. The recorded amount of our restricted cash retained interest normally does not have to be adjusted.

Derivative Financial Instruments

      We use interest rate swaps, foreign currency swaps and foreign currency forward contracts in the normal course of our business as an integral part of our overall risk management program to manage our interest rate and foreign currency exposures. We do not use any derivatives for speculative purposes. Effective January 1, 2001, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, all derivatives are recognized on our balance sheet as assets or liabilities at fair value. The requirements of this standard are complex and continue to evolve, and often require a significant amount of interpretation. In establishing the fair value of derivatives, we estimate fair value based on quoted market values, if available. When market values are not readily available, we must estimate fair value based on valuation techniques and approaches we deem appropriate under the circumstances.

      In addition to estimating and recording derivative instruments at fair value, the requirements of SFAS No. 133 also call for us to regularly analyze the changes in fair value of derivatives compared to the changes in fair value of the underlying hedged items. This analysis process is called effectiveness testing. To the extent that these changes in fair value between derivatives and underlying hedged items are not offsetting, the standard requires us to recognize this difference, called hedge ineffectiveness, in earnings. The use of alternative assumptions may impact the results of our effectiveness testing and the amount of ineffectiveness that is recorded in earnings.

Depreciation Expense on Operating Leases

      We have a significant number of vehicles in our operating lease portfolio. Our operating lease customers pay us fixed monthly rental payments that we cannot subsequently alter. At lease termination, our operating lease customers have the option of either purchasing the vehicle for the lease-end value specified in their lease contract or returning the vehicle to us. We sell at auction all vehicles returned to us. The net proceeds from a vehicle auction are called residual value.

      We record depreciation expense on our operating leases on a straight-line basis over the term of the lease in amounts necessary to reduce the vehicle to its estimated residual value at the end of the lease. At the time of contract origination, we base depreciation expense on our initial assessment of lease-end residual value. We monitor residual value performance by vehicle model each month. We review the adequacy of our accumulated depreciation reserve on a quarterly basis. The most significant factors we examine to assess whether adjustments are required include termination volumes, return rates and expected used-car values at the end of the lease term. Termination volumes are the number of vehicles coming off lease, and return rates are the percentage of these vehicles returned to us. If we determine that modifications are necessary, we record adjustments to depreciation expense over the remaining life of the affected vehicles in our portfolio. Accumulated depreciation is reflected on our balance sheet and is included in our net investment in operating leases. The use of different assumptions may materially affect our estimated fair value amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

      New Accounting Standard. Our 2001 financial results include the effects of SFAS No. 133, as amended, that we adopted on January 1, 2001, requiring us to recognize all derivative instruments on our balance sheet at fair value. Further information on SFAS No. 133 and its impact on our results is contained in Notes 1 and 14 of our Notes to Financial Statements.

      Revitalization Plan. On January 11, 2002, Ford announced a Revitalization Plan. Included in the Revitalization Plan charges identified by Ford were costs related to us. We recorded charges to our earnings in 2001 for the cost of strategic partnering actions in Brazil, including losses related to the disposition of businesses and the write-down of certain assets ($126 million), government initiatives in Argentina related to currency devaluation and consumer debt ($65 million) and voluntary employee separation costs in North America ($13 million). In addition, we announced we will renew our focus on supporting vehicle financing of Ford’s brands.

Fourth Quarter 2001 Compared with Fourth Quarter 2000

      Net Income. We incurred a consolidated net loss of $297 million in the fourth quarter of 2001, down $707 million compared with earnings of $410 million a year ago. These results included unusual charges relating to the Revitalization Plan. Excluding these unusual charges and the effects of SFAS No. 133, our net income in the fourth quarter of 2001 was $6 million, down $404 million from a year ago.

	Fourth Quarter
	Operating Net Income/(Loss)

			2001
			Over/(Under)
	2001	2000	2000

	(in millions)
Net income/(loss)	$(297)	$410	$(707)
Exclude:
Unusual charges	(204)	—	(204)
SFAS No. 133	(99)	—	(99)

Total unusual charges and SFAS No. 133	(303)	—	(303)

Operating net income/(loss)	$6	$410	$(404)

      Business Segments. Results of our operations by business segment for the fourth quarter of 2001 and 2000 are shown below:

	Fourth Quarter
	Net Income/(Loss)

			2001
			Over/(Under)
	2001	2000	2000

	(in millions)
Ford Credit North America	$(53)	$421	$(474)
Ford Credit International	63	(12)	75
Unusual charges and SFAS No. 133	(303)	—	(303)
Eliminations/reclassifications	(4)	1	(5)

Total net income/(loss)	$(297)	$410	$(707)

      Ford Credit North America incurred a $53 million loss in the fourth quarter of 2001, down $474 million compared with earnings of $421 million a year ago. This decline reflected primarily a higher provision for credit losses, offset partially by an increase in financing volumes, improved financing margins and favorable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

earnings related to securitization transactions. Ford Credit International net income for the fourth quarter of 2001 was $63 million, up $75 million from a loss of $12 million a year ago. This increase reflected primarily higher financing volume resulting from the introduction of special low-rate financing programs in the United Kingdom, the addition of Land Rover brand vehicles to the portfolio of vehicles we finance, improved financing margins and the non-recurrence of increased loss provisions for South American activities.

      Credit Losses. Our after-tax provision for credit losses in the fourth quarter of 2001 was $912 million compared with $360 million a year ago. We increased the provision because of higher actual credit losses. Credit losses, net of recoveries, expressed as a percentage of average net finance receivables and net investment in operating leases is referred to as the loss-to-receivables ratio. The loss-to-receivables ratio for our owned portfolio increased to 2.02% in the fourth quarter of 2001 compared with 1.02% a year ago. In 2001, higher net credit losses resulted largely from increases in our volume of receivables, a conversion to regional service centers in the United States and Canada and an overall decline in the economy in the United States, with a significant increase in personal bankruptcy filings. During the last quarter of 2001, we also experienced an increase in account delinquencies and vehicle repossessions reflecting significantly weakening economic conditions in the United States following the events of September 11, 2001. The change in the make-up of our portfolio of owned receivables, in part because of the securitization of wholesale receivables, also adversely impacted our loss-to-receivables ratio. Excluding the impact of the securitization of wholesale receivables, the loss-to-receivables ratio for our owned portfolio for the fourth quarter of 2001 would have been 1.82%.

Full Year 2001 Compared with Full Year 2000

      Net Income. Our consolidated net income in 2001 was $839 million, down $697 million from 2000. These results included unusual charges relating to the Revitalization Plan, which totaled $204 million, and the full year impact of SFAS No. 133, which totaled $157 million. Together, these charges reduced net income by $361 million in 2001.

	Full Year
	Operating Net Income/ (Loss)

			2001
			Over/(Under)
	2001	2000	2000

	(in millions)
Net income	$839	$1,536	$(697)
Exclude:
Unusual charges	(204)	—	(204)
SFAS No. 133	(157)	—	(157)

Total unusual charges and SFAS No. 133	(361)	—	(361)

Operating net income	$1,200	$1,536	$(336)

      Business Segments. Results of our operations by business segment for the full year 2001 and 2000 are shown below:

	Full Year
	Net Income/ (Loss)

			2001
			Over/(Under)
	2001	2000	2000

	(in millions)
Ford Credit North America	$958	$1,369	$(411)
Ford Credit International	254	206	48
Unusual charges and SFAS No. 133	(361)	—	(361)
Eliminations/reclassifications	(12)	(39)	27

Total net income	$839	$1,536	$(697)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Ford Credit North America full year 2001 net income was $958 million, down $411 million compared with 2000. This decline reflected primarily a higher provision for credit losses, offset partially by favorable earnings effects related to securitization transactions, higher financing volumes of finance receivables and operating leases and improved financing margins. Ford Credit International net income for the full year of 2001 was $254 million, $48 million higher than in 2000. This increase resulted primarily from higher retail financing volumes and improved financing margins in Europe.

      Credit Losses. Our after-tax provision for credit losses for the full year of 2001 was $2.1 billion compared with $1.1 billion a year earlier. Credit losses as a percentage of average owned net finance receivables and net investment in operating leases increased to 1.35% in 2001 compared with 0.84% in 2000. This increase in loss-to-receivables ratio for our owned portfolio was caused in part by an overall decline in the economy, the continued conversion of collection activities from local branch offices to regional service centers in the United States and Canada and growth in the volume of our receivables. The change in the make-up of our portfolio of owned receivables, in part because of the securitization of wholesale receivables, also adversely impacted our loss-to-receivables ratio. Excluding the impact of the securitization of wholesale receivables, the loss-to-receivables ratio for our owned portfolio for 2001 would have been 1.28%. In response to higher actual credit losses, we increased our allowance for credit losses.

Full Year 2000 Compared with Full Year 1999

      Net Income. Our consolidated net income in 2000 was $1,536 million, up $275 million or 22% from 1999. Compared with 1999, the increase in full-year earnings reflected primarily improved financing margins and a higher level of receivables, offset partially by higher credit losses and operating costs.

      Improved financing margins reflected primarily lower depreciation expense offset partially by an increase in borrowing costs due to the replacement of short-term debt with long-term funding to improve our liquidity. Lower depreciation costs resulted from fewer leased vehicles returned to us at lease termination.

      Total net finance receivables and net investment in operating leases at December 31, 2000 was $161 billion, up $19 billion or 13% from a year earlier. The increase in total net finance receivables and net investment in operating leases resulted primarily from Ford-sponsored special financing and leasing programs available exclusively through us, a higher volume of wholesale receivables, and inclusion of Volvo financing receivables. The percentage increase in installment sale receivables was less than the percentage increase in net investment in operating leases or wholesale receivables, because our sales of installment sale receivables in securitizations more than doubled from 1999 levels.

      Higher operating costs reflected primarily the servicing of a higher amount of receivables, inclusion of operating expenses of recently acquired subsidiaries, and costs associated with the restructuring of operations in the United States and Canada.

      In the fourth quarter of 2000, our consolidated net income was $410 million, up $101 million or 33% from 1999 earnings of $309 million. Compared with 1999, the increase in earnings reflected primarily improved financing margins and a higher amount of receivables, offset partially by higher credit losses associated with the restructuring of operations in the United States and Canada.

      Credit Losses. Our loss-to-receivables ratio increased to 0.84% in 2000 compared with 0.74% in 1999. This increase was due primarily to the launch of collection activities at the regional service centers in the United States and Canada, as the centers transitioned new staff and launched new collection tools. Increased losses also reflected growth in sub-prime financing at our subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Financing Share and Volume

      Shown below is our financing share of all new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below is our wholesale financing of Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of Ford brand vehicles acquired by European dealers:

	Fourth Quarter		Full Year

	2001	2000	2001	2000	1999	1998	1997

United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	69%	48%	54%	51%	47%	42%	38%
Wholesale	84%	80%	84%	84%	84%	83%	80%

Europe
Financing share — Ford
Retail installment and lease	43%	34%	37%	32%	33%	33%	29%
Wholesale	98%	98%	97%	97%	96%	95%	95%

      Total worldwide financing volumes for new and used vehicles are shown below:

	Fourth Quarter		Full Year

	2001	2000	2001	2000	1999	1998	1997

	(in thousands)
Installment sales and finance lease	1,299	893	4,495	3,777	3,428	3,030	2,389
Operating lease	178	204	1,050	1,228	1,065	1,138	1,206

Total financing volume	1,477	1,097	5,545	5,005	4,493	4,168	3,595

United States	1,054	743	3,819	3,525	3,139	2,794	2,549
Europe	247	177	988	795	829	800	727
Other international	176	177	738	685	525	574	319

Total financing volume	1,477	1,097	5,545	5,005	4,493	4,168	3,595

      Worldwide, our installment sale and finance lease contract volumes were about 4.5 million, up 718,000 compared with 2000, resulting primarily from increased Ford-sponsored special low-rate marketing programs. Operating lease contract volumes were 1.1 million, down 178,000 compared with 2000. This decrease resulted primarily from changes in Ford’s marketing programs in the United States that made retail installment sale financing more attractive compared with leasing.

      United States. Our financing share of all new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 54% in 2001 compared with 51% in 2000. Total contract volumes in the United States were 3.8 million in 2001, an increase of about 300,000 contracts compared with 2000, reflecting the increased use of special low-rate financing programs by Ford in the fourth quarter of 2001. These special financing programs resulted in an increase in financing share for retail installment sales and leases from 48% to 69% for the fourth quarter of 2000 and 2001, respectively.

      Europe. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 37% in 2001 compared with 32% in 2000, resulting primarily from Ford’s use of special low-rate financing programs in the United Kingdom. Contract volumes in Europe increased to 988,000 in 2001, compared with 795,000 contracts in 2000. This increase in contract volumes is attributable to the special financing programs in the United Kingdom and the addition of Land Rover brand vehicles to the portfolio of vehicles we finance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Finance Receivables and Operating Leases

      Our financial condition is significantly impacted by the performance of our owned and managed finance receivables. Our managed finance receivables includes receivables that we own and receivables that we have sold in securitizations but continue to service. Our owned and managed finance receivables, net of allowance for credit losses, and net investment in operating leases are shown below:

	2001		December 31,

	December 31,	September 30,	2000	1999	1998	1997

	(in billions)
Outstanding Receivables — Owned
Finance receivables
Retail installment	$83.4	$82.4	$79.9	$75.4	$66.7	$54.6
Wholesale	15.4	15.5	33.7	26.1	22.4	21.4
Other	10.9	11.7	9.1	7.2	6.8	5.3

Total finance receivables, net	$109.7	$109.6	$122.7	$108.7	$95.9	$81.3
Net investment in operating leases	39.3	40.4	38.5	32.9	34.6	34.8

Total owned	$149.0	$150.0	$161.2	$141.6	$130.5	$116.1

Memo: Allowance for credit losses included above	$2.8	$2.0	$1.6	$1.5	$1.5	$1.5

Outstanding Receivables — Managed
Finance receivables
Retail installment	$124.7	$117.2	$105.9	$89.9	$74.5	$58.9
Wholesale	32.8	33.5	36.1	31.1	28.1	27.1
Other	10.9	11.7	9.1	7.2	6.8	5.3

Total finance receivables, net	$168.4	$162.4	$151.1	$128.2	$109.4	$91.3
Net investment, operating leases	39.4	40.4	38.6	33.0	34.6	35.5

Total managed	$207.8	$202.8	$189.7	$161.2	$144.0	$126.8

Memo: Allowance for credit losses included above	$3.3	$2.5	$2.1	$1.7	$1.7	$1.6

      On an owned basis, finance receivables and net investment in operating leases, net of allowances for credit losses, at December 31, 2001 were $149 billion, $1 billion lower than September 30, 2001 and down $12.2 billion or 8% from a year ago. The decrease in owned receivables from a year ago resulted primarily from higher sales of retail and wholesale receivables in securitizations.

      Total managed receivables at December 31, 2001 were $207.8 billion, up $5 billion or 2% from September 30, 2001 and up $18.1 billion or 10% from a year ago. This increase in managed receivables from a year ago resulted primarily from a higher volume of retail receivables. As a result of the Revitalization Plan and our renewed focus on supporting vehicle financing of Ford’s brands, our receivables growth rate compared with prior years may slow down and the amount of our total owned and managed receivables may decline.

Credit Risk

      Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer and non-consumer portfolios to balance our level of risk and return.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Consumer Credit

      We divide retail installment sale and lease contracts into segments by credit risk quality, contractual term and whether the vehicle financed is new or used. We use this segment data to assist with setting the terms for our purchase of the contract to ensure risk factors are appropriately considered. We also use this segment data in servicing to match servicing procedures with the risk associated with each contract. In addition, in the United States and Canada, starting in 2000 we began restructuring our operations to establish regional service centers that centralize retail customer service activities in fewer locations. We believe this centralization will permit us to realize increased effectiveness and economies of scale in our servicing operations.

      Our credit investigations prior to purchasing a retail installment sale contract or lease contract includes a review of the applicant’s credit report supplied from a national credit bureau and an internal review and verification process. Our retail credit loss management strategy is based on our experience with millions of contracts over many years and different economic cycles, and our assessment of expected trends. We use statistically-based credit risk models to determine the creditworthiness of applicants. We review and revalidate the accuracy of these models quarterly against actual performance and revise them as necessary.

      We use internally developed behavioral models to assist in determining the best collection strategies. We group contracts by risk category for collection. Our collection procedures are designed to collect on delinquent accounts and to keep accounts current. We generally view repossession of the installment sale or leased vehicle as a final step only after collection efforts have failed. We sell repossessed vehicles at auction and apply the proceeds to the amount owed on the receivable. Ford’s Vehicle Remarketing Department, in conjunction with our regional service centers and our National Recovery Center, manage the sale of repossessed vehicles, seeking the highest price for the vehicle, net of transportation and auction costs. We continue to attempt collection of any remaining balance after repossession until the account is paid in full or we determine that the account is uncollectible.

     Non-Consumer Credit

      Our non-consumer loans include wholesale and other loans to dealers, as well as automotive financing for commercial entities, such as fleet purchasers, leasing companies and daily rental companies. In evaluating our non-consumer loans, we consider the borrower’s financial condition, collateral, debt servicing capacity, and numerous other financial and qualitative factors. We generally review our exposure under credit arrangements at least annually. We monitor potential credit deterioration, and we require dealers to submit monthly financial statements. We assign an evaluation rating to each dealer and we perform physical audits of vehicle inventory periodically, with more frequent audits for higher risk dealers. In addition, we monitor dealer inventory financing payoffs daily to detect adverse deviations from typical repayment patterns, in which case we take appropriate actions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Credit Loss Experience

      The following tables show actual credit losses net of recoveries, which is referred to as net credit losses, and loss-to-receivables ratios for our worldwide owned and managed portfolios, for the various categories of financing during the years indicated:

	2001	2000	1999	1998	1997

	(in millions)
Owned
Net Credit Losses
Retail installment and lease	$2,055	$1,283	$995	$1,031	$1,004
Wholesale	32	14	3	9	(1)
Other	24	—	2	(1)	4

Total	$2,111	$1,297	$1,000	$1,039	$1,007

Loss-to-receivables
Retail installment and lease	1.71%	1.09%	0.95%	1.08%	1.15%
Wholesale	0.13	0.05	0.01	0.04	—
Total including other	1.35	0.84	0.74	0.85	0.89
Managed
Net Credit Losses
Retail installment and lease	$2,272	$1,410	$1,164	$1,166	$1,108
Wholesale	34	15	3	11	1
Other	24	—	2	(1)	4

Total	$2,330	$1,425	$1,169	$1,176	$1,113

Loss-to-receivables
Retail installment and lease	1.45%	1.00%	0.97%	1.07%	1.11%
Wholesale	0.10	0.05	0.01	0.04	0.01
Total including other	1.20	0.81	0.78	0.86	0.88

      The majority of our credit losses are related to retail installment sale and lease contracts. Credit losses depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, and the net resale value of repossessed vehicles. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and leases. Other credit losses reflect primarily account charge-offs for dealer capital loans.

      In 2001, higher net credit losses resulted largely from increases in our volume of receivables, a conversion to regional service centers in the United States and Canada, and an overall decline in the economy in the United States, with a significant increase in personal bankruptcy filings. During the last quarter of 2001, we also experienced an increase in account delinquencies and vehicle repossessions reflecting significantly weakening economic conditions in the United States following the events of September 11, 2001.

      In addition, because credit losses on wholesale receivables are substantially lower than those for retail installment sale and lease contracts, the sale of a large portion of our wholesale receivables in securitizations resulted in a larger increase in the loss-to-receivables ratio for our owned portfolio.

      For the first half of 2002, on a managed basis, we expect our credit losses and loss-to-receivables ratio to likely be higher than comparable periods in 2001 because of the continued weakened economic conditions in the United States.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      In response to higher credit losses, we implemented the following actions in 2001:

•	Refined our pricing and financing policies to reduce our exposure to higher risk contracts,

•	Increased service center staffing levels, improved training of new collectors, and enhanced segmentation strategies, and

•	Initiated further improvements in bankruptcy predictors and portfolio monitoring processes.

     Allowance for Credit Losses

      We maintain an allowance for credit losses at a level that is adequate to provide for estimated credit losses inherent in our portfolio of receivables and leases. Our estimates are based on historical experience and other factors that require significant management judgment and interpretation. We classify these factors into two main categories:

      Frequency. Frequency is the number of finance receivables and operating leases that we expect to default over a period of time. Frequency depends on our assessment of current and future economic conditions and changes in the credit risk quality of our portfolio.

      Loss Severity. Loss severity is the difference between the outstanding amount a customer owes us when we charge-off an account and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer. Our estimate of loss severity depends on our projection of the following factors:

•	The amount we paid to purchase the retail installment sale or lease contract compared with the value of the vehicle,

•	The remaining number of payments when the customer stopped paying, and

•	Prices in the used-car market.

      We regularly evaluate our allowance for credit losses and make adjustments as necessary. We charge actual credit losses against our allowance for credit losses as they occur. Adjustments to our allowance for credit losses are made through the provision for credit losses as reported in our income statement.

      Our allowance for credit losses, and our allowance for credit losses as a percentage of net receivables, for both our owned and managed portfolios are shown below:

	December 31,

	2001	2000	1999	1998	1997

	(in billions)
Owned
Allowance for credit losses	$2.8	$1.6	$1.5	$1.5	$1.5
As a percentage of net receivables	1.86%	1.02%	1.04%	1.19%	1.27%
Managed
Allowance for credit losses	$3.3	$2.1	$1.7	$1.7	$1.6
As a percentage of net receivables	1.60%	1.10%	1.04%	1.17%	1.29%

      In 2001, we increased our allowance for credit losses for our owned portfolio by $1.2 billion compared with 2000 year-end levels. We took this action to reflect the impact of significantly weakening economic conditions in the United States on our portfolio of finance receivables.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Residual Value Risk

      Residual value risk is the possibility that the actual proceeds we realize upon the sale of returned vehicles at lease termination, which is referred to as the residual value of these vehicles, will be lower than our projection of these values.

      Our lease contracts generally are written with specified vehicle lease-end values to the customer. In some cases, the lease-end value approximates the guideline residual values that appear in the publication Automotive Leasing Guide. For financial reporting purposes, we estimate expected residual values at lease-end based on internally developed projections. Any difference between the customer contract lease-end value and our expected residual value at lease-end is adjusted through depreciation expense in a reserve that is included in accumulated depreciation on our balance sheet. We base our projections of the expected residual values at lease-end on a proprietary econometric model that uses historical experience and forward-looking information, including Ford’s new product plans, marketing programs and vehicle quality data. We monitor residual value performance monthly by each vehicle model and review our reserve adequacy quarterly. We adjust our reserves to reflect revised estimates of residual values at the end of the lease term through adjustments to depreciation expense on a straight-line basis over the remaining term of the lease.

      At lease termination, we attempt to maximize residual proceeds by selling vehicles in geographic markets that we believe will result in the highest resale value, net of transportation and auction costs, based on historical data and models. We sometimes offer lease extensions or early terminations to take advantage of seasonal resale patterns.

Residual Value Experience

      Our worldwide net investment in operating leases at December 31, 2001 was $39.3 billion, up $798 million or 2% from a year ago and down $1 billion from September 30, 2001. The North American portfolio accounts for $35.5 billion, or 90% of total operating leases. For the period 1999 to 2001, for our North American portfolio, we experienced a decrease in the number of vehicles coming off lease (termination volumes), from 864,000 units in 1999 to 633,000 units in 2001, along with a reduction in the percentage of these vehicles that were returned to us (return rates) from 70% in 1999 to 62% in 2001. These reductions reflect the impact of the growth in 36-month leases and the adoption of more conservative residual values at lease-end. For 2002, termination volumes will likely increase because of higher contract volumes for leases originated in 1999 and 2000. However, future return rates will depend on a variety of factors including used vehicle values and new vehicle financing incentives, and we cannot be certain that return rates will continue to decrease as they did from 1999 to 2001.

Credit Ratings

Overview

      Our short and long-term debt funding sources are rated by three major rating agencies:

•	Fitch, Inc. (Fitch),

•	Moody’s Investors Service, Inc. (Moody’s), and

•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (S&P).

In several local markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by Ford, us or other sources that the rating agency considers reliable. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk, and therefore ratings should be evaluated independently for each rating agency. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. More information about the rating categories used by the major rating agencies can be obtained from Fitch, Moody’s and S&P.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Fitch Ratings. On September 26, 2001, Fitch lowered its credit ratings of the long-term debt of Ford and Ford Credit from A+ to A- and lowered its credit ratings of our short-term debt from F1 to F2 with a negative outlook. On January 11, 2002, Fitch lowered its credit ratings of the long-term debt of Ford and Ford Credit from A- to BBB+, confirmed its credit ratings of our short-term debt at F2, and confirmed the rating outlook of both companies as negative.

      Moody’s Ratings. On October 18, 2001, Moody’s lowered its credit ratings of Ford’s long-term debt from A2 to A3, affirmed its credit ratings of our long- and short-term debt at A2 and Prime-1, respectively, and changed the rating outlook for both companies from stable to negative. On January 16, 2002, Moody’s lowered its credit ratings of Ford’s long-term debt from A3 to Baa1, lowered its credit ratings of our long- and short-term debt from A2 to A3 and from Prime-1 to Prime-2, respectively, and confirmed the rating outlook of both companies as negative.

      S&P Ratings. On October 15, 2001, S&P lowered its credit ratings of Ford’s and our long-term debt from A to BBB+, lowered our short-term debt credit rating from A-1 to A-2, and changed the rating outlook for both companies from negative to stable. On January 11, 2002, S&P changed the rating outlook for both companies to negative.

      The following chart summarizes our credit ratings and the outlook assigned by the rating agencies as of February 28, 2002:

	Short-term	Long-term
	debt	debt	Outlook

Fitch	F2	BBB+	Negative
Moody’s	Prime-2	A3	Negative
S&P	A-2	BBB+	Negative

      As a result of the rating agencies lowering their ratings of our short-term debt, we are required to remit most collections on sold receivables in securitizations on a daily basis instead of once a month. As a result, our funding needs, since the third quarter of 2001, increased by about $1.7 billion, or 0.9% of our total debt plus securitized funding.

Funding and Liquidity

Funding Sources

      Our funding sources include debt and sales of receivables in securitization.

      Debt consists of short-term and long-term unsecured debt placed directly by us or through securities dealers or underwriters, and bank borrowings. We consider any debt with a maturity of 12 months or less to be short-term debt. We achieve short-term debt funding primarily through the sale of commercial paper mostly to qualified institutional investors. We have commercial paper programs in the United States, Europe, Canada and other international markets. We also obtain short-term funding by the sale of short-term notes to retail customers through the Ford Money Market Account (FMMA). Ford Credit Europe issues certificates of deposit primarily to a broad range of institutional investors in various markets to obtain short-term funding. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

      We achieve long-term debt funding through the issuance of a variety of debt securities underwritten in the United States and international capital markets. Long-term debt is debt with a maturity of more than 12 months. We use several well-established long-term funding programs, including GlobLSTM where we offer debt in large amounts with a variety of maturities of five years and longer, and medium-term notes where we sell notes through sales agents in smaller amounts in several currencies. We reach both retail and institutional investors in our long-term funding programs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      We also sell receivables in securitization transactions to obtain funding. Securitization can be structured to provide both short-term and long-term funding. Securitization investors are mainly institutional investors.

Funding Strategy

      Maintaining liquidity through access to diversified sources of funds has always been a key factor in our funding strategy. We define liquidity as our ability to meet our funding needs, which includes purchasing retail installment sale and lease contracts, funding other financing programs and repayment of our debt obligations as they become due. In December 1988, we began selling a portion of our receivables in securitization transactions to fund our operations, and we have been a regular participant in the securitization market since then. Securitization represents an additional source of funding that has been less susceptible to changing market conditions.

      Beginning in 2000, we modified our funding strategy to reduce our reliance on short-term funding. We increased our use of securitization because of its lower relative cost and issued a larger amount of unsecured long-term debt to improve our liquidity. We will continue to use securitization as long as it provides added funding and remains cost efficient. We also developed additional funding sources and capacity to maintain a diversified funding portfolio, such as wholesale receivables securitization and asset-backed commercial paper programs.

      As a result of our funding strategy, the lowering of our credit ratings in 2001 and 2002 has not had a material impact on our ability to fund operations and maintain our liquidity, although our access to the commercial paper market has declined. In 2002, our funding strategy will continue to focus on improving liquidity and sustaining diverse and competitive funding sources. We believe that our funding strategy will allow us to maintain liquidity through difficult economic conditions. Any further lowering of our credit ratings would increase our borrowing costs and potentially constrain certain funding sources from the capital markets. This in turn would likely cause us to rely more heavily on funding through securitization. However, our ability to securitize may be affected by the following factors:

•	Amount and credit quality of receivables available to sell,

•	Performance of receivables in our previous securitizations,

•	General demand for the type of receivables we offer,

•	Our credit rating, and

•	Our ability to maintain back-up bank liquidity facilities for certain securitization programs.

If as a result of any of these or other factors the cost of securitized funding significantly increases or securitized funding were no longer available to us, our liquidity would be adversely impacted.

      In the normal course of our funding transactions, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained as cash and other highly liquid investments. We use a portion of the invested amounts as an over-borrowing portfolio, to provide liquidity primarily for our commercial paper program and to give us flexibility to maintain a market presence with our investor base. We increased our over-borrowing levels in the last quarter of 2001 as a result of increased constraints in accessing short-term capital markets. We monitor our over-borrowing levels daily and adjust them as necessary to support our short-term liquidity needs.

Cost of Funding Sources

      The cost of both debt and securitized funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our unsecured commercial paper and FMMA funding costs are based on spreads over the London Interbank Offered Rate (LIBOR), a commonly used benchmark

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

interest rate. Our unsecured long-term debt and securitized funding costs are based on spreads over United States Treasury Notes (U.S. Treasury) of similar maturities, LIBOR or other benchmark rates.

      In addition to enhancing our liquidity, one of the main reasons why we increased our use of securitization as a funding source is that spreads on securitized funding have been more stable than unsecured term-debt funding spreads in recent years. As shown in the table below, spreads on securitized funding have fluctuated between 48 and 99 basis points above comparable U.S. Treasury rates, while our unsecured long-term debt funding spreads have fluctuated between 50 and 264 basis points above comparable U.S. Treasury rates.

	Funding Spreads Compared to 3-Year U.S. Treasury*

	2001				December 31,

	Dec. 31	Sept. 30	June 30	Mar. 31	2000	1999	1998	1997

	(basis points)
Unsecured debt funding	264	217	131	160	157	86	79	50
Securitized funding	99	87	91	85	93	70	84	48

Unsecured over/(under) securitized	165	130	40	75	64	16	(5)	2

*	The spreads listed are indicative only and do not reflect specific trades.

      Our outstanding debt and securitized funding was as follows at December 31:

	2001	2000	1999	1998	1997

	(in billions)
Debt
Commercial paper	$15.7	$42.3	$43.1	$46.2	$40.9
Ford Money Market Account	4.0	3.7	2.8	2.6	1.7
Other short-term debt	3.0	4.1	4.0	4.9	3.6

Short-term debt	22.7	50.1	49.9	53.7	46.2
Long-term debt (including notes payable within one year)	123.6	96.2	83.2	61.3	54.5

Total debt	$146.3	$146.3	$133.1	$115.0	$100.7

Securitized funding
Servicing portfolio	$58.7	$28.4	$19.5	$13.5	$10.0
Retained interest	(12.5)	(3.7)	(3.5)	(1.3)	(1.0)

Total securitized funding	46.2	24.7	16.0	12.2	9.0

Total debt plus securitized funding	$192.5	$171.0	$149.1	$127.2	$109.7

Back-up credit facilities:
Ford Credit	$9.5	$20.4	$19.3	$21.2	$20.8
Ford Credit Europe	4.5	4.6	4.6	4.7	4.6
Bank lines shared with Ford	8.0	8.1	8.3	8.3	8.0
FCAR lines	12.5	1.4	1.4	1.5	1.6

Total back-up facilities	34.5	34.5	33.6	35.7	35.0
Drawn amounts	(1.0)	(1.1)	(0.9)	(2.2)	(1.5)

Total available back-up facilities	$33.5	$33.4	$32.7	$33.5	$33.5

Memo:
Available funding through bank-sponsored asset-backed commercial paper issuers	$6.8	—	—	—	—
Ratios:
Commercial paper coverage	>100%	73%	69%	64%	74%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	2001	2000	1999	1998	1997

	(in billions)
Short-term debt and notes payable within one year to total debt	30	43	52	55	55
Short-term debt and notes payable within one year to total capitalization	28	40	48	50	51

      At December 31, 2001, our commercial paper balance was $15.7 billion ($13.8 billion net of over-borrowing), down $26.6 billion from a year ago. Total long-term debt at December 31, 2001 was $123.6 billion, compared with $96.2 billion a year ago. The increase in our long-term debt reflects our funding strategy to reduce short-term debt and improve our liquidity.

      At December 31, 2001, our total debt was $146.3 billion, about the same as a year ago, while debt plus securitized funding totaled $192.5 billion, up $21.5 billion compared with a year ago reflecting our increased use of securitization as a funding source.

      At December 31, 2001, the ratio of our short-term debt and notes payable within one year to total capitalization was 28% compared with 40% and 48% at December 31, 2000 and December 31, 1999, respectively. This reduction reflects our strategy to improve liquidity.

      During 2001, we issued $40 billion of long-term debt with maturities of two to ten years. These issuances included $19 billion of debt in two GlobLSTM offerings, $17 billion in foreign currency transactions (mainly denominated in euros), and $4 billion in medium-term notes and other offerings, primarily in international markets. In addition, we sold $52.5 billion of receivables in securitization transactions.

      Our commercial paper balance at February 28, 2002 was about $11 billion ($6 billion net of over-borrowing). In 2002, we plan to maintain our commercial paper balances at levels around $5 billion to $7 billion, net of over-borrowing. We plan to raise $15 billion to $20 billion through long-term debt issuances and $15 billion to $20 billion through securitization (excluding securitization related to asset-backed commercial paper programs). Our total funding requirements, estimated to be $30 billion to $35 billion of long-term transactions for the year, will be down from 2001. By February 28, 2002, we had completed about one-third of our planned funding transactions for 2002.

Back-up Credit Facilities and Committed Funding Sources

      For additional liquidity, at December 31, 2001, we had $34.5 billion of back-up facilities, of which $33.5 billion remains available to us, about the same as a year ago. We maintain committed credit facilities with large banking institutions that totaled $14 billion at December 31, 2001 (Ford Credit $9.5 billion, Ford Credit Europe $4.5 billion). The majority of these facilities are available through June 30, 2006 and $1 billion was in use at December 31, 2001 (primarily by affiliates outside of the United States and Europe). In addition, we may at Ford’s option, use $8 billion of Ford’s committed credit facilities, including $598 million available for Ford Credit Europe, which also are available through June 30, 2006. At December 31, 2001, of the $34.5 billion of total back-up facilities, $12.5 billion serves as a liquidity facility for our FCAR Owner Trust asset-backed commercial paper program, and $15.7 billion supports our commercial paper program.

      In addition, we have entered into agreements with several bank-sponsored commercial paper issuers under which such issuers are contractually committed to purchase from us, at our option, up to $12.4 billion of receivables. The agreements have varying maturity dates between June 27, 2002 and December 12, 2002. As of December 31, 2001, approximately $5.6 billion of these commitments had been utilized.

      These credit facilities and committed purchase facilities do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that could preclude borrowing under the credit facilities or selling receivables under committed purchase facilities. None of these facilities may be terminated based on a change in our credit rating.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Debt-to-Equity Ratio

      We use the debt-to-equity ratio to evaluate and adjust our capital structure. We calculate debt-to-equity ratios in two ways: for our debt as well as on a combined basis with securitized funding. Based on the types of assets we hold and market conditions, we have targeted our debt-to-equity ratio for debt and securitized funding to be about 14.0 to 1.

      To maintain our debt-to-equity ratio for debt and securitized funding at our target, we eliminated planned fourth quarter 2001 and first quarter 2002 dividends to Ford. Also, on January 11, 2002, Ford made a capital contribution of $700 million to us. Including this capital contribution, our debt-to-equity ratio for debt and securitized funding would have been 14.1 to 1 at December 31, 2001. At February 28, 2002 our debt-to-equity ratio for debt and securitized funding was 13.6 to 1. The following chart shows the way we calculate our debt-to-equity ratios:

	Year-end 2001		Year-end 2000

		Debt and		Debt and
		Securitized		Securitized
	Debt	Funding	Debt	Funding

	(in billions)
Total debt	$146.3	$146.3	$146.3	$146.3
Gross sold receivables outstanding	—	58.7	—	28.4
Retained interest in sold receivables	—	(12.5)	—	(3.7)
SFAS No. 133 adjustment, over-borrowing and cash	(5.0)	(5.0)	(1.1)	(1.1)

Adjusted debt	$141.3	$187.5	$145.2	$169.9

Total stockholder’s equity (including minority interest)	$12.0	$12.0	$12.2	$12.2
SFAS No. 133 adjustment	0.6	0.6	—	—

Adjusted stockholder’s equity	$12.6	$12.6	$12.2	$12.2

Debt-to-equity ratios including adjustments(1)	11.2	14.8	11.9	13.9
Memo:
Debt-to-equity ratios including January 11, 2002 capital contribution from Ford	10.7	14.1	—	—

(1)	Debt-to-equity ratio for debt excluding adjustments for SFAS No. 133, over-borrowing and cash was 12.2 to 1 in 2001.

Sales of Receivables and Securitization

Overview

      Securitization involves the sale of receivables to a special purpose entity (SPE), typically a trust. The SPE issues interest-bearing securities, commonly called asset-backed securities, that are secured by future collections on the sold receivables. The SPE uses proceeds from the sale of these securities to pay the purchase price for the sold receivables. Securitization is used by many finance companies and banks to fund their operations. The United States securitization market is well-developed and highly liquid with more than $1.3 trillion of asset-backed securities outstanding at December 31, 2001.

      We actively participate in the asset-backed securitization market and have been a frequent participant since December 1988. We were the largest securitizer of prime automobile financing receivables in 2001.

      We securitize three types of assets:

•	Retail installment sale contracts,

•	Wholesale receivables, and

•	Operating leases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Use of Special Purpose Entities

      We securitize our receivables because it allows us to access the highly liquid and efficient market for securitization of financial assets thereby providing us with a cost-effective source of funding. Our use of SPEs in our securitizations is consistent with conventional practices in the securitization industry. The sale to the SPE achieves isolation of the sold receivables for the benefit of securitization investors and, assuming accounting rules are met, the sold receivables are removed from our balance sheet. We sponsor some of the SPEs used in our securitizations. Most of our SPEs are classified as qualifying special purpose entities (QSPEs) consistent with the requirements of Statement of Financial Accounting Standards No. 140 (SFAS No. 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because of the nature of the assets held by these entities and the limited nature of their activities. Basically, a QSPE’s activities must be limited to passive investment in financial assets and issuing beneficial interests in those assets. We also sponsor one securitization SPE that does not qualify as a QSPE under SFAS No. 140 because its permitted activities are not sufficiently limited (see FCAR Owner Trust below). However, because the FCAR Owner Trust SPE maintains substantive third-party equity, this entity is not required to be consolidated in our financial statements. Finally, third-party banking institutions sponsor other SPEs that we use in our securitizations (see Bank-Sponsored Asset-Backed Commercial Paper Issuers below). None of our officers, directors or employees holds any equity interests in our QSPEs or SPEs or receives any direct or indirect compensation from the QSPEs or SPEs. These QSPEs and SPEs do not own our stock or stock of any of our affiliates.

Typical Securitization Structure

      In our typical securitization, we sell a pool of our finance receivables to a wholly-owned bankruptcy remote special purpose subsidiary that establishes a separate QSPE trust and transfers the receivables to the trust in exchange for the proceeds from securities issued by the trust. Following the transfer of the sold receivables to the QSPE, they are no longer our assets and they no longer appear on our balance sheet. The securities issued by the trust, usually notes or certificates of various maturities and interest rates, are secured by future collections on the sold receivables. These securities, commonly referred to as asset-backed securities, are structured into senior and subordinated classes. The senior classes have priority over the subordinated classes in receiving collections from the sold receivables.

      The following flow chart diagrams our typical securitization transaction:

      Various forms of credit enhancements also are provided to reduce the risk of loss for senior classes of securities. These credit enhancements include the following:

•	Over-collateralization — the principal balance of receivables exceeds the principal amount of asset-backed securities issued. As a result of over-collateralization, we have the right to receive collections on the sold receivables in excess of amounts needed to pay interest and principal to investors and servicing fees. This is referred to as excess spread and is recorded as an interest-only strip on our balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Cash reserve funds or restricted cash — a portion of proceeds from the sale of asset-backed securities that are held in segregated reserve funds and may be used to pay principal and interest to investors if collections on the sold receivables are insufficient, and

•	Subordinated securities — these securities generally do not receive payments of principal until more senior securities are paid.

      The asset-backed securities generally are rated by at least two independent rating agencies and sold in registered public offerings or in private transactions exempt from registration under United States securities laws. The holders of asset-backed securities have no recourse to us or our assets and have no ability to require us to repurchase their securities. We do not guarantee any securities issued by the QSPE.

      We use both amortizing and revolving structures in our securitizations. In most amortizing structures, the QSPE issues securities that receive monthly payments of principal and interest and therefore amortize down as principal collections on the sold receivables are received. In revolving structures, the QSPE issues securities that receive only monthly interest payments for a set period of time, called the revolving period, before receiving repayments of principal. During the revolving period, principal collections on the sold receivables are used to purchase additional receivables for the QSPE. At the end of the revolving period, investors may receive principal payments in a number of monthly payments or in a single lump sum payment.

      We retain interests in sold receivables. The retained interests may include senior and subordinated securities issued by the QSPE, restricted cash held for the benefit of the QSPE and an interest-only strip. Most retained interests are subordinated and serve as credit enhancements for the more senior securities issued by the QSPE to help ensure that adequate funds will be available to pay investors that hold senior securities. Our ability to realize on our retained interests depends on actual credit losses and prepayment speeds on the sold receivables.

      The QSPE has limited purposes and may only be used to purchase the receivables, issue asset-backed securities and make payments on the securities. The trust has a limited duration and generally terminates when investors holding the asset-backed securities have been paid all amounts owed to them.

      The QSPE engages us as servicer to collect and service the sold receivables for a servicing fee of generally 1% of the principal amount of receivables. Our servicing duties include collecting payments on receivables and paying them to the QSPE within two business days of receipt. If the credit ratings on our short-term debt were in the highest short-term rating category assigned by the rating agencies, we would be entitled to hold all collected amounts until the QSPE needs the funds for monthly distributions of principal and interest to investors. We also prepare monthly investor reports on the performance of the sold receivables, including collections, delinquencies and credit losses. While servicing the receivables for the QSPE we use our normal servicing policies and procedures and maintain our normal relationship with our financing customers.

      We may also enter into derivative transactions to facilitate our securitizations.

Securitization Programs

      We sell receivables as part of five securitization programs:

      Retail Securitization. We sell pools of retail installment sale contracts to QSPEs that issue securities, most of which are sold to investors in underwritten registered public offerings or private transactions. These transaction structures are similar to the typical securitization structure described above.

      Wholesale Securitization. We sell wholesale finance receivables from specified dealer accounts to QSPEs that issue notes that are sold to investors in registered underwritten public offerings or private transactions. We continue to own the dealer accounts, but we are required to sell all receivables generated under these dealer accounts as the dealers acquire vehicles that are financed by us. The QSPE issues notes that are secured by an undivided proportionate interest in the receivables and we retain the remaining undivided interest. Part of our retained interest is subordinated to senior investors and serves as credit enhancement. The other part has the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

same priority to the collections on sold receivables as the senior noteholders. Our retained interest fluctuates as the amount of receivables increases or decreases over time and as additional series of notes are issued by the QSPE and notes are paid off but must be maintained at a minimum required level for credit enhancement.

      FCAR Owner Trust. FCAR Owner Trust (FCAR) is a limited purpose trust established to purchase highly-rated asset-backed securities issued by Ford Credit-sponsored securitization QSPEs. The asset-backed securities held by FCAR are secured predominantly by retail installment sale contracts, and to a lesser extent by wholesale receivables and lease receivables. FCAR raises the funds to purchase these asset-backed securities by issuing asset-backed commercial paper and equity certificates. At December 31, 2001, FCAR held about $12.5 billion of asset-backed securities and had about $12.1 billion of asset-backed commercial paper outstanding and $410 million of equity certificates outstanding owned by investors not affiliated with us. We act as administrator for FCAR and oversee its limited operations. About $12.5 billion of our bank credit facilities are available to provide liquidity to FCAR’s issuance of asset-backed commercial paper.

      Motown Notes Program. The Motown NotesSM Program, launched in January 2002, is an asset-backed commercial paper program we administer. The Motown Notes are issued by a QSPE that owns a pool of wholesale receivables and are secured by an undivided proportionate interest in these receivables. The QSPE is also used for wholesale securitization as described above. The size of the Motown Notes Program is currently $4.5 billion. This program is supported by a bank liquidity facility equal to 5% of the principal amount of the Motown Notes.

      Bank-Sponsored Asset-Backed Commercial Paper Issuers. We sell pools of retail installment sale contracts to committed bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsoring bank. These issuers purchase finance receivables and other assets from numerous other sellers and issue commercial paper backed by these assets to investors. We retain interests in the sold receivables including restricted cash held in reserve funds and interest-only strips.

      The following table illustrates the retail installment sale contracts and wholesale receivables that support our securitization programs, and securitization activity in 2001 and 2000:

	Types of Receivables

	Full Year 2001			Full Year 2000

	Retail	Wholesale	Total	Retail	Wholesale	Total

	(in billions)
Retail securitization	$17.2	$—	$17.2	$19.2	$—	$19.2
Wholesale securitization	—	5.3	5.3	—	0.3	0.3
FCAR	8.6	3.5	12.1	—	—	—
Bank-sponsored commercial paper issuers	6.2	—	6.2	—	—	—

Net proceeds	$32.0	$8.8	$40.8	$19.2	$0.3	$19.5
Retained interest and other	1.5	10.2	11.7	2.1	—	2.1

Total receivables sold	$33.5	$19.0	$52.5	$21.3	$0.3	$21.6
Prior period sold receivables and paydown activity	7.8	(1.6)	6.2	4.7	2.1	6.8

Total sold receivables outstanding at December 31,	$41.3	$17.4	$58.7	$26.0	$2.4	$28.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Growth in Securitization Activity

      Our proceeds from the sale of retail and wholesale finance receivables worldwide are shown below for the years ended December 31:

	Full Year

Receivable Type	2001	2000	1999	1998	1997

	(in billions)
Retail	$32.0	$19.2	$9.4	$7.9	$2.6
Wholesale	8.8	0.3	0.5	—	1.3

Net Proceeds	$40.8	$19.5	$9.9	$7.9	$3.9

      In addition, in January of 2002 we received $9.6 billion of securitization proceeds, including $5.7 billion from securitization of retail installment sale contracts.

Our Continuing Obligations

     As Seller

      We have no obligation to repurchase any receivable sold to a SPE that subsequently becomes delinquent in payment or otherwise is in default. Investors holding securities issued by a SPE have no recourse to us or our other assets for credit losses on the sold receivables and no right to require us to repurchase the securities. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or make monetary contributions to our SPEs either due to the performance of the sold receivables or the overall credit rating of our short-term or long-term debt. However, as the seller of the finance receivables to the SPE, we are obligated to provide certain kinds of support to our securitizations. These support obligations are customary in the securitization industry and consist of the following:

      • Indemnification. We are obligated to indemnify the SPE for breaches of representations and warranties we made at the time the receivables were originally sold to the SPE, and certain tax liabilities incurred by the SPE, its trustees or the holders of the securities issued by the SPE.

      • Receivable Repurchase Obligations. The rating agencies specify eligibility criteria for receivables permitted to be included in securitizations. We make representations and warranties to the SPE that the sold receivables meet certain eligibility criteria. If a breach of any of our representations and warranties as to the eligibility of a sold receivable is later discovered, the SPE may require us to repurchase the non-conforming receivable. The repurchase price is the face value of the receivable plus accrued interest.

      • Mandatory Sale of Additional Receivables. In revolving structures, the SPE issues securities that receive only monthly interest payments for a fixed period of time, called the revolving period, before receiving repayment of principal. Because the principal amount of the issued securities remains constant during the revolving period while the principal balance of the underlying finance receivables are declining as monthly payments on the receivables are collected, we replenish or “top-up” the SPE with new receivables each month during the revolving period and receive additional proceeds. In our wholesale securitization, we are required to sell all receivables from certain dealer accounts to the SPE on a daily basis until the SPE terminates.

     As Servicer

      We have a continuing involvement in managing and servicing the sold receivables. As servicer of the sold receivables, we are entitled to grant extensions and make adjustments to obligors if such extensions and adjustments are consistent with our servicing policies and procedures. If we make material changes to a receivable including changing the interest rate, amount or number of monthly payments or extend the final payment date beyond certain established dates, we are required to repurchase the materially modified

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

receivable from the SPE at face value plus accrued interest. These servicer repurchase requirements are typical in asset-backed securitization transactions.

Securitization Income

      Securitization revenue includes the gain or loss on sale of finance receivables, as well as servicing fee income, the interest income earned on retained securities and excess spread. In 2001, securitization revenue reported in investment and other income related to securitizations was $1,433 million, compared with $557 million in 2000, and $433 million in 1999.

      The following table summarizes the pre-tax profit impact of securitizations reported in investment and other income related to securitizations for the years ended December 31:

	2001	2000	1999

	(in millions)
Gains on sale of receivables	$739	$14	$83
SFAS No. 133 fair value basis adjustment	(327)	—	—

Net gain	412	14	83
Servicing fees collected	456	190	136
Interest income from retained securities	379	152	173
Excess spread and other	186	201	41

Total investment and other income related to securitizations	$1,433	$557	$433

Memo:
Total investment and other income related to securitizations (excluding SFAS No. 133)	$1,760	$557	$433
Receivables sold	$52,533	$21,618	$12,910
Servicing portfolio as of December 31	$58,748	$28,366	$19,471

      We recognize the gain or loss on sale of finance receivables in the period in which they are sold, based on the estimated fair value of the assets sold or retained. We retain certain interests in the sold receivables. These retained interests include senior and subordinated securities, interest-only strips and restricted cash held for the benefit of QSPEs. These financial instruments are recorded at fair value with unrealized gains or losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity.

      The increased use of securitization, coupled with the sharp fall in interest rates during 2001, led to higher reported gains on sold receivables compared with prior years. Net gains in 2001 of $412 million compare to gains of $14 million and $83 million in 2000 and 1999, respectively.

      In addition to the growth in gains during 2001, interest earned on retained assets and servicing fees also increased due to the increased use of securitization.

The Effect of Securitization Activity on Financial Reporting

      To better understand the performance of our total business, we analyze our results on both an owned basis and a managed basis.

      As required by generally accepted accounting principles, our published financial statements reflect the performance of our owned receivables. On an owned basis, we report securitization gains or losses in investment and other income related to securitizations on our income statement. We also prepare internal financial reports that assume the sold receivables were not sold. This represents the managed basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      For 2001, gains on sales of receivables (excluding SFAS No. 133 charges) were $739 million, compared with $14 million in 2000. As required by generally accepted accounting principles, these gains are recognized in the period that the securitization takes place. The sale of receivables has the impact of reducing our financing margins in the year the receivables are sold as well as in future years. The net impact of securitizations on our annual earnings will include income effects in addition to the reported gain or loss on the sale of receivables and will vary depending on the amount, type of receivable and timing of our securitizations in the current year and the preceding two to three year period as well as the interest rate environment at the time the finance receivables were originated and securitized. The following tables shows the estimated after-tax net impact of securitizations (excluding SFAS No. 133 charges) for the years-ended December 31:

	2001	2000	1999

	(in millions)
Total investment and other income related to securitizations (excluding SFAS No. 133)	$1,760	$557	$433
Impact of current-year receivable sales on financing margin	(1,059)	(243)	(218)
Impact of prior-year receivable sales on financing margin	(611)	(521)	(158)

Pre-tax impact of securitization	90	(207)	57
Tax	(33)	77	(21)

After-tax impact of securitization	$57	$(130)	$36

Memo:
2001 compared with 2000	$187	—	—
2000 compared with 1999	—	$(166)	—

      The above tables do not reflect the lower cost of secured funding compared with unsecured funding.

      Because we do not expect another sharp decline in interest rates, and we are planning to sell a smaller amount of finance receivables, we anticipate that the gains on sale of receivables will not continue at the level we saw in 2001. As a result of the large increase in the use of securitization in 2001 and lower gains on sale of receivables in 2002, we anticipate that the after-tax impact of securitization in 2002 will be unfavorable.

Capital Adequacy

      Underlying our risk and capital management strategies is the need to leverage capital in a way that:

•	Allows creditors to be repaid even in the event of unexpected losses, and

•	Provides adequate shareholder returns by pricing services commensurate with the level of risk.

Our capital management framework optimizes the use of our capital by sizing our equity in proportion to risk. We manage our capital structure and make adjustments as the level of portfolio risk changes.

Sources of Cash to Meet Contractual Obligations

      In evaluating the sources of cash to meet contractual obligations, we look at all of our assets on the balance sheet and their ability to generate cash.

      We evaluate our portfolio semi-annually with statistical models to determine potential losses in extreme circumstances. Potential losses are calculated at a 99.9% confidence level, consistent with bond default levels for single-A rated companies. All identified sources of risk in the portfolio are evaluated, including the likelihood that all segments of the portfolio will experience worst-case losses at the same time. Our methodology for evaluating consumer credit risk and leasing residual loss risk, our two major sources of risk is as follows:

•	Consumer credit risk evaluation is based on our historical experience with nearly 25 million fully- and partially-liquidated retail installment sale contracts. We divide the historical portfolio into segments

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and we analyze the distribution and correlations of defaults for each segment. Finally, a simulation model is used to replicate potential retail portfolio behavior in worst-case scenarios.

•	Leasing residual loss risk evaluation is based on our historical experience with vehicle dispositions since 1993 and a 20-year history of industry-wide used vehicle price volatility. We assume that all of the vehicles from non-defaulting leases will be returned to us at the end of the lease term. We divide the historical portfolio into segments and use a statistical model to estimate the volatility of vehicle auction values.

      In addition to considering borrowing and operating costs, our pricing model includes factors related to credit and residual risks, profits and related income taxes. These items provide the first line of defense against losses. Our committed lines of credit facilities from major banks and the available bank-sponsored commercial paper capacity described in “— Funding and Liquidity”, provide additional levels of liquidity. About 70% of these facilities have five-year terms. These facilities do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that could preclude borrowing under these facilities.

Contractual Obligations

      Our contractual obligations are the liabilities reflected in our balance sheet excluding net deferred tax liabilities. Net deferred tax liabilities reflect timing differences between the financial statement and tax treatment of revenues and expenses. If we experience unexpected losses, the net deferred tax liability is reduced or eliminated without any actual tax payment.

Capital Adequacy Study Conclusions

      At December 31, 2001, we believe that our creditors had risk protection of close to 150% of modeled potential losses calculated at a 99.9% confidence level in addition to the committed credit lines mentioned above. We adjust our capital as the level of risk and other sources of creditor risk protection change.

Other Changes in Accounting Standards

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the method of accounting for goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are no longer amortized, but are subject to an annual impairment test. As of December 31, 2001, our net goodwill and intangible assets, having various amortization periods, was approximately $200 million. Adoption of this standard is not expected to have a material effect on our financial statements.

      The Financial Accounting Standards Board (FASB) plans to issue an interpretation of Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries, that will address issues related to identifying and accounting for special purpose entities (SPEs). The scope of the interpretation is expected to exclude QSPEs as defined in SFAS No. 140. The interpretation will introduce a concept that the primary beneficiary of the activities of a special purpose entity would be required to consolidate the SPE unless the SPE met certain substantive independent economic substance criteria. Until the interpretation is issued in final form, it is not possible to fully assess the impact the interpretation may have on our accounting for SPEs.

Cautionary Statement Regarding Forward Looking Statements

      Statements included in this Report or incorporated by reference into this Report may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “project,” “future” and “should” and similar expressions are intended to identify forward-looking statements, and these statements are based on our current expectations and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

assumptions concerning future events. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such statements, including:

     Automotive Related:

•	A significant decline in automotive industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Increased safety, emissions or other regulations resulting in higher costs and/or sales restrictions;

•	Work stoppages at key Ford or supplier facilities;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

     Ford Credit Related:

•	Higher-than-expected credit losses resulting in increased credit loss reserves;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values for leased vehicles;

     General:

•	Currency or interest rate fluctuations;

•	Availability of securitization as a source of funding;

•	A credit rating downgrade, labor or other constraints on Ford’s or our ability to restructure Ford’s or our business;

•	Ford’s or our inability to implement the Revitalization Plan; and

•	Major capital market disruptions that could prevent Ford or us from having access to the capital markets or that would limit our liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

      We are exposed to a variety of risks in the normal course of our business. The extent to which we effectively identify, assess, monitor and manage each of the various types of risk in our business is critical to our financial condition and profitability. In January of 2002, we reorganized our Risk Management Group to more closely link the management of various elements of risk we face. The principal types of risk to our business include:

•	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms.

•	Residual risk — the possibility that the actual proceeds we receive at lease termination will be lower than our projections.

•	Liquidity risk — the possibility that we may be unable to meet all of our current and future obligations in a timely manner.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

•	Market risk — the possibility that changes in interest and currency rates will adversely impact our income.

•	Counterparty risk — the possibility that a counterparty may default on an investment or a derivative contract.

•	Operating risk — the possibility of fraud by our employees or outside persons, errors relating to transaction processing and systems and actions that could result in compliance deficiencies with regulatory standards.

      We manage each of these types of risk in the context of its contribution to our overall global risk. We make business decisions on a risk-adjusted basis and price our services consistent with these risks.

      Credit, residual and liquidity risks are discussed in Item 7. A discussion of market, counterparty, and operating risks follows.

Market Risk

      Our overall risk management program recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on our operating results from changes in interest and currency rates. We use various financial instruments commonly referred to as derivatives or swaps. We most often use interest rate swaps and currency swaps, to manage market risks. We do not engage in any trading, market-making or other speculative activities in the derivative markets.

      Our receivables consist primarily of fixed-rate retail installment sale and lease contracts, with an average life of about two years, and floating-rate wholesale receivables. Interest earned on fixed-rate receivables does not change regardless of shifts in market interest rates. Funding sources consist of short-and long-term unsecured debt and sales of receivables. In an effort to have funds available throughout business cycles, we often borrow longer-term debt, with five to ten year maturities. However, as a consequence of this type of funding strategy, we face interest rate risk because the average maturities of our receivables and debt are different, and we face currency risk because the currencies of our receivables and debt may be different. As a result, changes in interest or currency rates impact the value of our receivables and our debt differently. We use derivatives to match the characteristics of our receivables and funding sources commonly known as hedging. These derivatives include interest rate swaps and foreign currency instruments as follows:

•	Debt swaps — an agreement to convert long-term fixed-rate debt to floating interest rate payments.

•	Asset liability swaps — an agreement to convert floating interest rate payments to fixed interest rate payments.

•	Cross-currency swaps — an agreement to convert non-U.S. dollar long-term debt to U.S. dollar denominated payments or non-local market debt to local market debt for our international affiliates

•	Foreign currency forwards — an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.

      Using a combination of these derivatives helps us to manage our interest and currency rate risks, lock-in margins and reduce profit volatility.

      To the extent possible, we manage receivables and borrowings in the local country currency, minimizing exposure to exchange rate movements. When a different currency is used, we use foreign currency forward agreements to hedge specific debt instruments. Based on a sensitivity analysis, we have concluded that our earnings in the ensuing twelve-month period would not be materially affected by the change in the value of our receivables, borrowings and hedging instruments resulting from an instantaneous 10% change in foreign currency rates relative to the U.S. dollar.

      Our interest rate hedging strategy seeks to limit the effects of interest rate changes on our income by entering into interest rate swaps to lock-in interest rate margins. Until the fourth quarter of 2001, we followed

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

a monthly process to determine our need for interest rate swaps using a “cash flow at risk” analysis. Our analysis divided our managed receivables and borrowings into time periods based on the maturities for fixed-rate receivables and borrowings or when the interest rate would reset for floating rate receivables and borrowings. We then measured the difference between the amount of managed receivables and the amount of our borrowings over the different time periods. For each time period, we would enter into interest rate swaps to reduce the effects of interest rate changes such that the difference in the amount of managed receivables and borrowings would not exceed a specific amount, expressed as a percentage, of the managed receivables in that time period. This method of managing our interest rate exposure has been effective, but it requires us to extensively use interest rate swaps.

      In the fourth quarter of 2001, we began to implement a revised hedging process that is less reliant on interest rate swaps, and we are currently continuing to implement this new process. Instead of measuring interest rate risk for a number of specific time periods, our revised process measures the interest rate risk of our managed receivables and borrowings on a portfolio basis. With the revised process, we determine the difference between the weighted average maturities of our managed receivables and borrowings, and seek to minimize the difference by entering into interest swaps with varying maturities.

      The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	2001	2000	1999	1998	1997

	(in billions)
Debt and asset liability swaps	$170.0	$139.5	$125.2	$97.3	$86.6
Cross-currency swaps and foreign currency forwards	31.4	21.6	17.1	14.5	12.5

Total notional	$201.4	$161.1	$142.3	$111.8	$99.1

      The net effect of all derivative transactions are recorded as part of our funding costs. In 1999 and 2000, the net effect of derivatives on funding costs was favorable by $59 million and $171 million, respectively, and unfavorable by $321 million in 2001. In 1999 and 2000, market interest rates increased, and in 2001 they declined sharply. We are a net receiver of floating interest payments and a net payer of fixed interest rate payments. When market interest rates increase, our net interest expense is reduced by the higher payments we receive on floating interest rate derivatives. Conversely, when interest rates decline our net interest expenses increase as we receive lower payments from our floating interest rate derivatives. The following table shows our financial statement funding costs and the net effect of derivatives used to hedge our interest rate risk exposure.

	2001	2000	1999	1998	1997

	(in millions)
Funding cost
Base cost (total debt and securitized funding)	$8,630	$9,141	$7,252	$6,891	$6,317
Derivatives net interest expense/ (income)	321	(171)	(59)	19	(49)

Total funding costs	$8,951	$8,970	$7,193	$6,910	$6,268

      We assess our exposure to interest rate changes by performing a sensitivity analysis, which measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points (or 1%) across all maturities. Under this model, it is estimated that, all else constant, such an increase would reduce our net earnings by approximately $50 million over the next twelve months.

      The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous or parallel. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. We make prepayment assumptions as part of our overall analysis. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from assumptions used in the model.

Counterparty Risk

      Counterparty risk relates to the loss we could incur if a counterparty defaults on an investment or a derivative contract. Our exposures relate primarily to investments in fixed-income products and derivative transactions for the purpose of managing interest rate and currency risk. We, on a combined basis with Ford, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Our exposures are monitored on a regular basis.

      Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. We establish exposure limits for both mark-to-market and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. We use a Monte Carlo simulation technique to assess our potential exposure by tenor, defined at 95% confidence level.

      The majority of our counterparty exposures are with counterparties that are rated single-A or better. Our guideline for counterparty minimum credit ratings is BBB. In addition, we may limit our exposure to counterparties on contracts with longer maturities. Exceptions to these guidelines require prior approval by our senior management.

Operating Risk

      We operate in many locations and rely on the abilities of our employees and systems to process a large number of transactions. Improper operation of systems or improper employee actions could result in financial loss, regulatory action and damage to our reputation. To address this risk, we maintain internal control processes which identify transaction authorization requirements, safeguard assets from misuse or theft, and protect the reliability of financial and other data. We also maintain system controls to maintain the accuracy of information about our operations. These controls are designed to manage operating risk throughout our operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by Item 8 is set forth at pages FC-1 through FC-28 of this Report, is incorporated herein by reference and is listed in the Index to Financial Statements as set forth in Item 14(a)(1) and 14(a)(2).

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Report of Independent Accountants

Ford Motor Credit Company and Subsidiaries

Consolidated Statement of Income for the Years Ended December 31, 2001, 2000 and 1999.

Consolidated Balance Sheet, December 31, 2001 and 2000.

Consolidated Statement of Stockholder’s Equity, 2001, 2000 and 1999.

Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

      Notes to Financial Statements.

      The Financial Statements and Notes to Financial Statements listed above are incorporated by reference in Item 8 of this report from pages FC-1 through FC-30 of this report.

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

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.	Filed as Exhibit 3-B to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated hereby by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.

Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.

Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.	Filed with this Report.

Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Agreement dated as of October 18, 2001 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10 to Ford Motor Credit Company Current Report on Form 8-K dated October 18, 2001 and incorporated by reference. File No. 1-6368.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges of Ford Credit.	Filed with this Report.

Exhibit 23	Consent of Independent Accountants.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 99	Sections of Items 1, 3, 6, 7 and 7A of Ford Motor Company’s Annual Report on Form 10-K for 2001.	Filed with this Report.

      Instruments defining the rights of holders of certain issues of long-term debt of the registrant have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the registrant. The registrant agrees to furnish a copy of each of such instruments to the Commission upon request.

(b) Reports on Form 8-K

      Ford Credit filed the following Reports on Form 8-K during the quarter ended December 31, 2001, which did not contain financial statements:

Date of Report	Item

October 2, 2001	Item 5 — Other Events
October 10, 2001	Item 5 — Other Events
October 17, 2001	Item 5 — Other Events
October 18, 2001	Item 5 — Other Events
October 24, 2001	Item 5 — Other Events
October 30, 2001	Item 5 — Other Events
November 1, 2001	Item 5 — Other Events
December 3, 2001	Item 5 — Other Events
December 5, 2001	Item 5 — Other Events

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized officers and directors.

Ford Motor Credit Company

By /s/ GREGORY C. SMITH* (Gregory C. Smith, President and Chief Operating Officer)

Date: March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

GREGORY C. SMITH* (Gregory C. Smith)	Director, President and Chief Operating Officer	March 28, 2002

BIBIANA BOERIO* (Bibiana Boerio)	Director, Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 28, 2002

TERRY D. CHENAULT* (Terry D. Chenault)	Director	March 28, 2002

DAVID C. FLANIGAN* (David C. Flanigan)	Director	March 28, 2002

I. MARTIN INGLIS* (I. Martin Inglis)	Director	March 28, 2002

MALCOLM S. MACDONALD* (Malcolm S. Macdonald)	Director	March 28, 2002

*By /s/ SUSAN J. THOMAS (Susan J. Thomas, Attorney-in-Fact)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of

Ford Motor Credit Company:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in note 1, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, effective January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

DETROIT, MICHIGAN

FEBRUARY 15, 2002

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions)

	For the Years Ended December 31

	2001	2000	1999

Financing revenue
Operating leases	$11,978.5	$10,986.7	$9,790.9
Retail	8,492.4	7,942.7	6,753.8
Wholesale	2,186.4	2,713.1	1,919.6
Other	477.3	525.3	421.1

Total financing revenue	23,134.6	22,167.8	18,885.4
Depreciation on operating leases	(8,860.9)	(7,845.7)	(7,564.5)
Interest expense	(8,951.2)	(8,970.1)	(7,193.4)

Net financing margin	5,322.5	5,352.0	4,127.5
Other revenue
Investment and other income related to securitizations (Note 6)	1,432.9	557.3	432.8
Insurance premiums earned	231.4	225.6	236.6
Other income	651.6	655.0	804.9

Total financing margin and revenue	7,638.4	6,789.9	5,601.8
Expenses
Operating expenses	2,570.0	2,415.4	2,124.5
Provision for credit losses (Note 5)	3,355.3	1,670.8	1,166.4
Other insurance expenses	205.6	208.7	207.1

Total expenses	6,130.9	4,294.9	3,498.0

Income before income taxes	1,507.5	2,495.0	2,103.8
Provision for income taxes (Note 10)	667.6	925.6	790.6

Income before minority interests	839.9	1,569.4	1,313.2
Minority interests in net income of subsidiaries	1.4	32.9	52.1

Net income	$838.5	$1,536.5	$1,261.1

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31

	2001	2000

ASSETS
Cash and cash equivalents	$2,945.3	$1,123.4
Investments in securities (Note 2)	525.9	547.4
Finance receivables, net (Note 3)	109,701.4	122,658.8
Net investment in operating leases (Note 4)	39,334.9	38,536.6
Retained interest in securitized assets (Note 6)	12,548.4	3,686.6
Notes and accounts receivable from affiliated companies	2,529.0	2,489.1
Other assets (Note 7)	5,511.5	5,215.9

Total assets	$173,096.4	$174,257.8

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Accounts payable
Trade, customer deposits, and dealer reserves	$2,653.9	$4,758.1
Affiliated companies	1,005.6	1,036.9

Total accounts payable	3,659.5	5,795.0
Debt (Note 8)	146,343.7	146,294.7
Deferred income taxes (Note 10)	4,591.5	4,495.4
Other liabilities and deferred income	6,500.1	5,468.8

Total liabilities	161,094.8	162,053.9
Minority interests in net assets of subsidiaries	17.8	17.3
Stockholder’s Equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25.0	25.0
Paid-in surplus (contributions by stockholder)	4,457.7	4,273.0
Accumulated other comprehensive loss	(1,209.7)	(383.7)
Retained earnings	8,710.8	8,272.3

Total stockholder’s equity	11,983.8	12,186.6

Total liabilities and stockholder’s equity	$173,096.4	$174,257.8

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

					Accumulated Other
					Comprehensive Income/(Loss)

					Unrealized
					Gain/(Loss)
			Note		on Retained
			Receivable		Interest in
		Paid	from		Securitized	Foreign
	Capital	in	Affiliated	Retained	Assets and	Currency	Derivative
	Stock	Surplus	Company	Earnings	Other	Translation	Instruments	Total

Balance at January 1, 1999	$25.0	$4,343.4	$(1,517.0)	$7,911.4	$42.0	$(160.1)	—	$10,644.7
Comprehensive income
Net income	—	—	—	1,261.1	—	—	—	1,261.1
Retained interest in securitized assets (net of tax of $33.4)	—	—	—	—	55.4	—	—	55.4
Foreign currency translation	—	—	—	—	—	(209.4)	—	(209.4)
Unrealized loss (net of tax of $1.9)	—	—	—	—	(3.2)	—	—	(3.2)
Less: Reclassification adjustment for gains realized in net income (net of tax of $13.7)	—	—	—	—	(22.7)	—	—	(22.7)

Total comprehensive income, net of tax	—	—	—	1,261.1	29.5	(209.4)	—	1,081.2
Settlement of Note Receivable	—	—	1,517.0	—	—	—	—	1,517.0
Paid-in surplus	—	(1.8)	—	—	—	—	—	(1.8)
Cash dividends	—	—	—	(2,317.0)	—	—	—	(2,317.0)

Year ended December 31, 1999	$25.0	$4,341.6	$0.0	$6,855.5	$71.5	$(369.5)	$0.0	$10,924.1
Comprehensive income
Net income	—	—	—	1,536.5	—	—	—	1,536.5
Retained interest in securitized assets (net of tax of $66.8)	—	—	—	—	113.3	—	—	113.3
Foreign currency translation	—	—	—	—	—	(208.4)	—	(208.4)
Unrealized gain (net of tax of $7.0)	—	—	—	—	19.6	—	—	19.6
Less: Reclassification adjustment for gains realized in net income (net of tax of $6.0)	—	—	—	—	(10.2)	—	—	(10.2)

Total comprehensive income, net of tax	—	—	—	1,536.5	122.7	(208.4)	—	1,450.8
Paid-in surplus	—	(68.6)	—	—	—	—	—	(68.6)
Cash dividends	—	—	—	(119.7)	—	—	—	(119.7)

Year ended December 31, 2000	$25.0	$4,273.0	$0.0	$8,272.3	$194.2	$(577.9)	$0.0	$12,186.6
Comprehensive income
Net income	—	—	—	838.5	—	—	—	838.5
Transition adjustment (net of tax of $126.5)							(214.5)	(214.5)
Net loss on derivative instruments (net of tax of $224.3)	—	—	—	—	—	—	(380.3)	(380.3)
Less: Reclassification adjustment for (losses) realize in net income (net of tax of $68.2)	—	—	—	—	—	—	115.7	115.7
Retained interest in securitized assets (net of tax of $104.3)	—	—	—	—	(176.9)	—	—	(176.9)
Foreign currency translation	—	—	—	—	—	(165.1)	—	(165.1)
Unrealized gain (net of tax of $11.2)	—	—	—	—	19.0	—	—	19.0
Less: Reclassification adjustment for gains realized in net income (net of tax of $14.1)	—	—	—	—	(23.9)	—	—	(23.9)

Total comprehensive income, net of tax	—	—	—	838.5	(181.8)	(165.1)	(479.1)	12.5
Paid-in surplus	—	184.7	—	—	—	—	—	184.7
Cash dividends	—	—	—	(400.0)	—	—	—	(400.0)

Year ended December 31, 2001	$25.0	$4,457.7	$0.0	$8,710.8	$12.4	$(743.0)	$(479.1)	$11,983.8

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31

	2001	2000	1999

Cash flows from operating activities
Net income	$838.5	$1,536.5	$1,261.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,355.3	1,670.8	1,166.4
Depreciation and amortization	8,933.6	8,333.2	7,995.1
Gain on sales of finance receivables (Note 6)	(411.9)	(13.8)	(82.6)
Increase in deferred income taxes	272.8	765.6	432.2
(Increase)/decrease in other assets	(357.4)	226.4	(1,343.7)
(Decrease)/increase in other liabilities	(1,456.2)	2,051.6	127.0
All other operating activities	105.3	458.0	110.5

Net cash provided by operating activities	11,280.0	15,028.3	9,666.0

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(71,076.9)	(62,216.2)	(54,525.8)
Collection of finance receivables (other than wholesale)	29,972.2	34,529.4	33,575.6
Purchase of operating lease vehicles	(27,238.5)	(26,945.0)	(23,334.9)
Liquidation of operating lease vehicles	16,807.8	15,285.9	16,668.2
Net change in wholesale receivables	2,024.0	(7,136.9)	(4,026.2)
Proceeds from sales of receivables (Note 6)	40,830.5	19,544.4	9,928.9
Decrease/(increase) in note receivable with affiliate	599.8	3,619.2	(4,757.6)
Proceeds from settlement of intercompany note receivable	—	—	1,517.0
Purchase of investment securities	(726.1)	(559.2)	(894.4)
Proceeds from sale/maturity of investment securities	747.5	550.6	1,095.8
Acquisition of minority interest	—	(659.4)	—
All other investing activities	(230.0)	(484.9)	(217.8)

Net cash used in investing activities	(8,289.7)	(24,472.1)	(24,971.2)

Cash flows from financing activities
Proceeds from issuance of long-term debt	41,047.0	33,837.7	34,128.4
Principal payments on long-term debt	(15,847.7)	(21,947.6)	(12,266.0)
Change in short-term debt, net	(26,139.1)	(775.2)	(3,974.5)
Cash dividends paid	(400.0)	(269.7)	(2,167.0)
All other financing activities	306.2	(382.6)	7.4

Net cash (used in)/provided by financing activities	(1,033.6)	10,462.6	15,728.3
Effect of exchange rate changes on cash and cash equivalents	(134.8)	(837.6)	(261.7)

Net change in cash and cash equivalents	1,821.9	181.2	161.4
Cash and cash equivalents, beginning of year	1,123.4	942.2	780.8

Cash and cash equivalents, end of year	$2,945.3	$1,123.4	$942.2

Supplementary cash flow information
Interest paid	$8,146.4	$8,533.0	$6,681.6
Taxes paid	177.2	178.5	215.1

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include Ford Motor Credit Company and its controlled domestic and foreign subsidiaries and joint ventures (“Ford Credit”). Affiliates that are 20-50 percent owned are included in the consolidated financial statements on an equity basis. Ford Credit is an indirect wholly-owned subsidiary of Ford Motor Company (“Ford”). Use of estimates, as determined by management, is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates. Certain amounts in prior years’ financial statements have been reclassified to conform with current year presentation.

Nature of Operations

      Ford Credit operates in many locations around the world, the most significant of which are the United States and Europe. Ford Credit’s reportable operating segments include Ford Credit North America and Ford Credit International. Ford Credit North America consists of the United States and Canada. Ford Credit International consists of all other countries.

      Ford Credit’s financing operations primarily consist of: the purchase of retail installment sale contracts and retail leases from franchised Ford vehicle dealers; wholesale financing and capital loans to franchised Ford vehicle dealers and other franchises associated with such dealers; and loans to vehicle leasing companies. Ford Credit conducts insurance operations through its wholly-owned subsidiary, The American Road Insurance Company (“TARIC”).

Revenue Recognition

      Revenue from finance receivables is recognized using the interest method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be impaired. Subsequent payments are applied as a reduction of principal until such time the receivable becomes contractually current.

      Agreements with Ford and other affiliates provide for interest supplements and other support payments to Ford Credit on certain financing and leasing transactions. These payments are collected and recognized as income over the period that the related finance receivables and leases are outstanding.

      Insurance premiums are earned over their respective policy periods. Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience. Physical damage insurance premiums, including vehicles financed at wholesale by Ford Credit and its finance subsidiaries, are recognized in income on a monthly basis as billed. Credit life and credit disability premiums are earned over the life of the related policies in proportion to the amount of the insurance protection provided. Certain costs of acquiring new business are deferred and amortized over the terms of the related polices on the same basis on which premiums are earned. Ceded insurance agreements do not relieve TARIC of its primary obligation to its policyholders.

Sale of Receivables and Operating Leases

      Ford Credit periodically sells finance receivables in securitization transactions to fund its operations. These transactions involve Ford Credit surrendering control over these assets by selling finance receivables to

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

off-balance sheet securitization entities. Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements, that assure that the sold assets have been isolated from Ford Credit and its creditors. The securitization entities issue interest-bearing securities collateralized by future collections on the sold receivables.

      Estimated gains or losses from the sale of finance receivables are recognized in the period in which the sale occurs. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale. Ford Credit retains certain interests in the sold receivables. These retained interests include senior and subordinated securities, interest only strips and restricted cash held for the benefit of securitization entities. These financial instruments are recorded at fair value with unrealized gains or losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. In securitization transactions, Ford Credit retains the servicing rights and receives a servicing fee, which is recognized as collected over the remaining term of the related sold finance receivables.

      Ford Credit also periodically sells vehicles subject to operating leases to special purpose entities under sale-leaseback arrangements. Estimated gains or losses are deferred and amortized over the period of the leaseback arrangement.

Depreciation

      Depreciation expense on operating leases is provided on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual (salvage) value at the end of the lease term. Ford Credit’s policy is to promptly sell returned off-lease vehicles, accordingly the lease term represents the economic useful life of the vehicle. The Company evaluates its depreciation policy for leased vehicles on a regular basis taking into consideration various assumptions, which include estimated used car prices at lease termination and the estimated number of vehicles that will be returned to the Company. Adjustments to reflect revised estimates of residual values at the end of the lease term are included in depreciation expense on a straight-line basis over the remaining term of the lease.

Allowance for Credit Losses

      The allowance for credit losses reflects management’s estimate of losses inherent in the portfolio, considering concentrations of credit risk, evaluation of individual credits, net losses charged to the allowance, changes in the quality of the credit portfolio, levels of non-accrual loans and leases, and current economic conditions. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses. The allowance for credit losses related to non-consumer loans that are identified as impaired is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral for collateral dependent loans.

Cash Equivalents

      Ford Credit considers investments purchased with a maturity of three months or less to be cash equivalents. The book value of these instruments approximates fair value because of the short maturity.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

Derivative Financial Instruments

      Ford Credit operates in many countries, and is exposed to various market risks, including the effects of changes in interest rates and foreign currency exchange rates. Interest rate and currency exposures are monitored and managed by Ford Credit as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on Ford Credit’s operating results. Risk is reduced two ways: 1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and 2) through the use of interest rate and foreign exchange derivatives. Ford Credit’s derivatives strategy is defensive; derivatives are not used for speculative purposes. Interest rate swaps are used to manage the effects of interest rate fluctuations. Foreign currency exchange agreements are used to manage foreign exchange exposure. The differential paid or received on swap agreements is recognized on an accrual basis as an adjustment to interest expense.

      Ford Credit adopted Statement of Financial Accounting Standard (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. All derivatives are recognized on the balance sheet at fair value. Ford Credit designates derivatives as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Ford Credit also enters into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by Ford Credit.

      Interest rate risk is managed by entering into interest rate swap agreements to change the interest rate characteristics of debt to match the interest rate characteristics of related assets. These interest rate derivatives are designated as either cash flow or fair value hedges. Exchange rate risk is managed by use of foreign currency agreements, including forward contracts and swaps.

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in the fair value of the underlying hedged exposure, are recorded in earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income, a component of stockholder’s equity. The fair value of interest rate swaps are calculated using current market rates for similar instruments with the same remaining maturities. Unrealized gains and losses are netted for individual counterparties where legally permissible. In years prior to the adoption of SFAS No. 133, gains and losses on interest rate and currency derivatives were deferred and recognized through earnings with the related underlying transactions.

      When the terms of an underlying transaction are modified, or when the underlying hedged item is settled prior to maturity, all changes in the fair value of the derivative instrument are marked-to-market with changes in fair value included in earnings each period until the instrument matures, unless the derivative is subsequently included in another hedge relationship. In situations where assets that were included in fair value hedging relationships have been sold in securitization transactions, the accumulated basis adjustments related to the sold assets are reversed and included in earnings in the same period in which the assets were sold.

Counterparty Credit Risk

      Ford Credit manages its foreign currency and interest rate counterparty credit risks by establishing limits and by monitoring the financial condition of counterparties. The amount of exposure Ford Credit may have to a single counterparty on a worldwide basis is limited by company policy. In the unlikely event that a counterparty fails to meet the terms of a foreign currency or an interest rate instrument, risk is limited to the fair value of the instrument.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

Concentrations

      The business of Ford Credit is substantially dependent on Ford Motor Company. Any protracted reduction or suspension of Ford’s production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, adverse publicity, or any other event, could have substantial adverse effect on Ford Credit.

      The majority of Ford Credit’s finance receivables are geographically diversified throughout the United States. Outside the United States finance receivables are concentrated in Europe, Canada, and Australia. Ford Credit controls its credit risk through credit standards, limits on exposure and by monitoring the financial condition of counterparties. TARIC has credit risk related to receivables from reinsurers that are collateralized by trust funds, letters of credit or custodial accounts.

Insurance Liabilities

      A liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, is included in other liabilities and deferred charges.

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

Paid-In Surplus

      Changes to paid-in surplus represent activity from Ford related to Ford Credit and its consolidated subsidiaries.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 2. INVESTMENTS IN SECURITIES

      Investments in securities consist of debt, municipal, corporate, mortgage-backed and other securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. Held-to-maturity securities are recorded at amortized cost. Equity securities that do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

      The fair value of substantially all securities was estimated based on quoted market prices. For securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

Balance at December 31, 2001:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)
Available-for-sale securities	$487.9	$37.9	$(6.4)	$519.4
Held-to-maturity securities	6.5	0.0	0.0	6.5

Total investments in securities	$494.4	$37.9	$(6.4)	$525.9

Balance at December 31, 2000:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)
Available-for-sale securities	$502.1	$44.5	$(5.4)	$541.2
Held-to-maturity securities	6.2	0.2	0.0	6.4

Total investments in securities	$508.3	$44.7	$(5.4)	$547.6

      The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 2001, by contractual maturity, were as follows:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in millions)
Due in one year or less	$4.3	$4.4	$0.1	$0.1
Due after one year through five years	87.4	89.6	1.3	1.3
Due after five years through ten years	82.1	83.7	3.1	3.1
Due after ten years	78.3	80.6	2.0	2.0
Mortgage-backed securities	28.8	52.2	0.0	0.0
Equity securities	207.0	208.9	0.0	0.0

Total	$487.9	$519.4	$6.5	$6.5

      Proceeds from sales of available-for-sale securities were $739 million and $551 million in 2001 and 2000, respectively. Gross realized gains and losses were $14.5 million and $3.8 million, respectively in 2001, $9.5 million and $6.7 million, respectively in 2000, and $32.8 million and $14.2 million, respectively in 1999.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 3. FINANCE RECEIVABLES

      Net finance receivables at December 31 were as follows:

	2001	2000

	(in millions)
Retail	$85,478.3	$81,035.9
Wholesale	15,610.3	33,803.7
Other	10,889.5	9,129.9

Total finance receivables, net of unearned income	111,978.1	123,969.5
Less: Allowance for credit losses	(2,276.7)	(1,310.7)

Finance receivables, net	$109,701.4	$122,658.8

Net finance receivables subject to fair value*	$102,224.6	$115,883.3
Fair value	102,378.1	117,194.8

*	Excludes certain leases that are not financial instruments of $7,476.8 and $6,775.5 million at December 31, 2001 and 2000 respectively

      The fair value of most finance receivables is estimated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximates fair value.

      At December 31, 2001 finance receivables include $848 million owed by three customers with the largest receivables balances.

      The contractual maturities of total finance receivables outstanding at December 31, 2001, net of unearned income, were as follows (excludes $702.7 million related to SFAS No. 133 fair value adjustments included in Retail and Other):

				Due
	Due in Year Ending December 31			After

	2002	2003	2004	2004	Total

	(in millions)
Retail	$40,948.8	$24,860.5	$11,712.7	$7,535.0	$85,057.0
Wholesale	15,534.5	18.1	33.0	24.7	15,610.3
Other	5,883.2	514.0	329.6	3,881.3	10,608.1

Total	$62,366.5	$25,392.6	$12,075.3	$11,441.0	$111,275.4

      It is Ford Credit’s experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

      The aggregate receivables balances related to accounts past due 60 days or more at December 31 were as follows:

	2001	2000

	(in millions)
Retail	$1,337.0	$1,203.8
Wholesale	270.7	233.7
Other	86.0	19.5

Total	$1,693.7	$1,457.0

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 3. FINANCE RECEIVABLES — Continued

      Included in retail receivables are investments in direct financing leases (generally leases over 48 months) related to the leasing of motor vehicles.

	2001	2000

	(in millions)
Net investment in direct financing leases
Minimum lease rentals to be received	$4,794.8	$4,611.0
Estimated residual values	3,288.8	3,081.3
Less: Unearned income	(955.3)	(923.0)
Origination costs	54.3	58.0
Less: Allowance for credit losses	(42.3)	(116.3)

Net investment in direct financing leases	$7,140.3	$6,711.0

      Minimum direct financing lease rentals for each of the five succeeding years are as follows (in millions): 2002 — $1,848.5; 2003 — $1,373.1; 2004 — $1,003.0; 2005 — $459.4; 2006 — $87.5; thereafter — $23.3.

NOTE 4. NET INVESTMENT, OPERATING LEASES

      Operating leases at December 31 were as follows:

	2001	2000

	(in millions)
Investment in operating leases
Vehicles, at cost	$50,921.4	$48,491.2
Lease initial direct costs	138.8	132.6
Less: Accumulated depreciation	(11,237.0)	(9,753.0)
Allowance for credit losses	(488.3)	(334.2)

Net investment in operating leases	$39,334.9	$38,536.6

      Future minimum rentals on operating leases are as follows (in millions): 2002 — $8,565.6; 2003 — $6,018.1; 2004 — $3,230.7; 2005 — $1,284.5; 2006 — $118.1.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

      Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

	2001	2000	1999

	(in millions)
Balance, beginning of year	$1,644.9	$1,475.6	$1,548.2
Provision charged to operations	3,355.3	1,670.8	1,166.4
Deductions
Losses	2,485.1	1,596.8	1,274.2
Recoveries	(373.9)	(299.6)	(274.5)

Net losses	2,111.2	1,297.2	999.7
Other changes, principally amounts related to finance receivables sold and translation adjustments	124.0	204.3	239.3

Net deductions	2,235.2	1,501.5	1,239.0

Balance, end of year	$2,765.0	$1,644.9	$1,475.6

NOTE 6. SALE OF RECEIVABLES

Servicing Portfolio

      Ford Credit retains servicing rights for receivables sold in securitization transactions. The servicing portfolio is summarized in the following table:

	Retail	Wholesale	Total

	(in millions)
Servicing portfolio as of December 31, 1999	$14,466.4	$5,005.0	$19,471.4
2000 activity
Receivable sales	21,317.9	300.0	21,617.9
Paydowns	(9,776.5)	(2,947.1)	(12,723.6)

Servicing portfolio as of December 31, 2000	$26,007.8	$2,357.9	$28,365.7
2001 activity
Receivable sales	33,491.1	19,041.7	52,532.8
Paydowns	(18,187.0)	(3,963.5)	(22,150.5)

Servicing portfolio as of December 31, 2001	$41,311.9	$17,436.1	$58,748.0

Retained Interest

      Components of retained interest in securitized assets for the years ended December 31 include:

	2001	2000

	(in millions)
Wholesale receivables sold to securitization entities	$7,586.0	$0.0
Subordinated securities	2,039.1	1,067.5
Senior securities	1,310.9	1,664.4
Interest only strips	1,235.4	698.0
Restricted cash held for the benefit of securitization entities	377.0	256.7

Total	$12,548.4	$3,686.6

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 6. SALE OF RECEIVABLES — Continued

      Most of the retained interest in sold wholesale receivables (about $6.5 billion) represents the company’s undivided interest in wholesale receivables that are available to support the issuance of additional securities by the securitization entity. The balance represents credit enhancements. Interest only strips represent the present value of monthly collections on the sold finance receivables in excess of amounts needed by the SPE (securitization trust) to pay interest and principal to investors and servicing fees that will be realized by Ford Credit. Subordinated securities, restricted cash and interest only strips are credit enhancement assets. Investments in subordinated securities and restricted cash are senior to interest only strips for credit enhancement purposes.

      Retained interests are recorded at fair value. For wholesale receivables, book value approximates fair value due to short-term maturities. The fair value of the senior notes and subordinated certificates are estimated based on market prices. In determining the fair value of the interest only strips, the company discounts the present value of the projected cash flows retained at various discount rates based on economic factors in individual countries.

Investment and Other Income

      The following table summarizes the impact of securitizations reported in investment and other income for the years ended December 31:

	2001	2000	1999

	(in millions)
Gains on sale of receivables	$738.5	$13.8	$82.6
SFAS No. 133 basis adjustment	(326.6)	0.0	0.0

Net gain on sale of receivables	411.9	13.8	82.6
Servicing fees collected	456.3	190.2	135.6
Interest income from retained securities	378.5	152.3	172.7
Other	186.2	201.0	41.9

Total investment income related to securitization	$1,432.9	$557.3	$432.8

      Net pre-tax gains related to finance receivable sales amounted to $738.5 million (excluding fair value basis adjustments of $326.6 million related to SFAS No. 133) in 2001, $13.8 million in 2000, and $82.6 million in 1999. For the year ended December 31, 2001, Ford Credit utilized certain point-of-sale assumptions, including a discount rate of 12%, a prepayment speed of 1.5% (which represents expected payments earlier than normal scheduled maturity dates) and credit losses of 1.14% to 1.66% over the life of the pool. The securitization structures utilized to sell finance receivables include public term, Ford Credit’s single-seller asset backed commercial paper program, and bank sponsored, multi-seller commercial paper issuers (“conduits”).

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 6. SALE OF RECEIVABLES — Continued

Cash Flow

      The following table summarizes the cash flow movements between the securitization entities and Ford Credit:

	2001	2000	1999

Proceeds from new securitizations	$37,047.5	$18,918.3	$9,167.3
Proceeds reinvested in revolving-period securitizations	2,789.7	626.1	761.6
Proceeds from sale of retained notes and certificates	993.3	0.0	0.0

Total proceeds from the sale of receivables	$40,830.5	$19,544.4	$9,928.9

Principal and interest received on retained interest	$1,173.6	$1,168.6	$1,328.5
Servicing fees collected	456.3	190.2	135.6
Repurchased receivables	(224.3)	(108.7)	(103.6)

Other Disclosures

      The following table summarizes key economic assumptions at December 31, 2001 used in estimating cash flows from sold receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes:

		Impact on Fair Value
		Based on Adverse Change
	Assumption
	Percentage	10% Change	20% Change

		(in millions)
Cash Flow Discount Rate (annual rate)	12.0% - 14.0%	$(22.9)	$(45.1)
Estimated Net Credit Loss Rate (annual rate)	1.00% - 2.25%	(52.7)	(105.1)
Prepayment Speed (annual rate)	1.50% - 1.75%	(59.2)	(118.3)

      The effect of a variation in a particular assumption on the fair value of retained interest was calculated without changing any other assumptions and changes in one factor may result in changes in another.

      Outstanding delinquencies on Ford Credit’s securitized portfolios were $823.5 million and $414.9 million at December 31, 2001 and 2000, respectively. Credit losses, net of recoveries, were $222.0 million and $91.1 million at December 31, 2001 and 2000, respectively. Expected static pool losses were 1.40% at December 31, 2001. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

NOTE 7. OTHER ASSETS

      Other assets at December 31 were as follows:

	2001	2000

	(in millions)
Deferred charges and other assets	$1,627.8	$1,461.0
Prepaid reinsurance premiums	1,541.2	1,305.4
Collateral held for resale	955.3	1,031.8
Investment in used vehicles held for resale, at estimated fair value	892.4	1,062.5
Property and equipment, net of accumulated depreciation of $217.3 in 2001 and $169.8 in 2000	494.8	355.2

Total other assets	$5,511.5	$5,215.9

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 8. DEBT

      Debt at December 31 was as follows:

	Weighted-
	Average(a)
	Interest Rates		Book Value

	2001	2000	2001	2000

			(in millions)
Short-Term Debt
Commercial paper			$15,664.0	$42,254.8
Ford Money Market Account			4,051.4	3,740.5
Other short-term debt(b)			3,002.3	4,134.6

Total short-term debt	4.69%	7.19%	22,717.7	50,129.9

Long-Term Debt
Unsecured senior indebtedness
Notes payable within one year(c)			21,274.9	12,856.6
Notes payable after one year(d)			102,398.4	83,402.6
Unamortized discount			(47.3)	(94.4)

Total long-term debt	5.73%	6.49%	123,626.0	96,164.8

Total debt	5.55%	6.72%	$146,343.7	$146,294.7

Estimated Fair Value of Debt
Net short-term debt subject to fair value			$22,717.7	$50,129.9
Short-term debt fair value			22,717.7	50,129.9
Net long-term debt subject to fair value(e)			121,509.2	96,164.8
Long-term debt fair value			127,663.1	98,352.2
Interest Rate Characteristics of Debt Payable After One Year(f)
Fixed interest rates			$77,364.7	$56,420.9
Variable interest rates (generally based on LIBOR or other short-term rates)			24,986.4	26,887.3

Total payable after one year			$102,351.1	$83,308.2

(a)	Includes the effect of interest rate swap agreements.

(b)	Includes $288.0 million and $571.0 million with affiliated companies at December 31, 2001 and 2000, respectively.

(c)	Includes $477.3 million and $912.6 million with affiliated companies at December 31, 2001 and 2000, respectively.

(d)	Includes $963.2 million and $1,663.8 million with affiliated companies at December 31, 2001 and 2000, respectively.

(e)	Excludes adjustments related to SFAS No. 133 of $2,116.8 million at December 31, 2001.

(f)	Excludes the effect of interest rate swap agreements.

      The Ford Money Market Account consists of variable denominated floating rate demand notes issued and offered by Ford Credit. Interest is accrued daily at a rate at least 1/4 point higher than the average yield for all taxable money funds as reported weekly in the Money Fund Report™ and published in the Wall Street

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 8. DEBT — Continued

Journal. The nominal interest rate as of December 31, 2001 ranged from 3.00% to 3.40% depending on the amount invested.

      Ford Credit’s overall weighted-average effective interest rate (borrowing cost), including the effect of interest rate swap agreements, for full year 2001 and 2000 were 6.05% and 6.40%, respectively.

      The average remaining maturities of commercial paper were 48 days at December 31, 2001 and 35 days at December 31, 2000. Unsecured senior notes mature at various dates through 2078 (about $900 million matures between 2031 and 2078). Maturities are as follows (in millions): 2003 — $22,329.5; 2004 — $25,725.6; 2005 — $16,763.6; 2006 — $12,320.6; thereafter — $25,211.8. Certain of these obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap and forward agreements are used to hedge exposure to changes in exchange rates of these obligations.

      The fair value of debt is estimated based upon quoted market prices or current rates for similar debt with the same remaining maturities. For maturities of three months or less, the book value approximates fair value because of the short maturities of these instruments.

NOTE 9. SUPPORT FACILITIES

      Support facilities represent additional sources of funds, if required. At December 31, 2001, Ford Credit had approximately $8.3 billion of contractually committed facilities. Ford Credit also has the ability to use $7.4 billion of Ford lines of credit at Ford’s option. These lines have various maturity dates through June 30, 2006 and may be used, at Ford Credit’s option, by any of its direct or indirect majority-owned subsidiaries. Ford Credit will guarantee any such borrowings. Banks also provide $12.5 billion of contractually committed liquidity facilities to support Ford Credit’s asset backed commercial paper program.

      In addition, Ford Credit has entered into agreements with several bank-sponsored, commercial paper issuers (“conduits”) under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit’s option, up to an aggregate of approximately $12.4 billion of receivables. The agreements have varying maturity dates between June 27, 2002 and December 12, 2002. As of December 31, 2001, approximately $5.6 billion of these conduit commitments have been utilized.

      At December 31, 2001, there were approximately $4.5 billion of contractually committed facilities available for FCE Bank plc’s (“FCE Bank”) use. In addition, $598 million of Ford lines of credit may be used by FCE Bank at Ford’s option. The lines have various maturity dates through June 30, 2006 and may be used, at FCE Bank’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE Bank.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 10. INCOME TAXES

      Ford Credit and certain of its domestic subsidiaries are included in Ford’s consolidated United States federal and state income tax returns. In accordance with its intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to Ford Credit generally on a separate return basis. The provision for income taxes was estimated as follows:

	2001	2000	1999

	(in millions)
Currently payable
U.S. federal	$—	$—	$—
Foreign	194.0	210.0	246.5
State and local	—	—	—

Total currently payable	194.0	210.0	246.5
Deferred tax (benefit)/liability
U.S. federal	415.6	670.5	464.8
Foreign	38.7	(50.0)	14.2
State and local	19.3	95.1	65.1

Total deferred	473.6	715.6	544.1

Total provision	$667.6	$925.6	$790.6

      A reconciliation of the provision for income taxes as a percentage of income before income taxes, excluding equity in net income of affiliated companies and minority interest in net income of a joint venture, with the United States statutory tax rate for the last three years is shown below:

	2001	2000	1999

U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Taxes attributable to foreign source income	7.2	—	0.5
State and local income taxes	2.2	2.1	1.8
Investment income not subject to tax or subject to tax at reduced rates	(0.5)	(0.2)	(0.2)
Rate adjustments on deferred taxes	—	0.4	0.2
Other	0.4	(0.2)	0.3

Effective tax rate	44.3%	37.1%	37.6%

      In 2001, included in taxes attributable to foreign source income is the write-off of deferred tax assets related to strategic partnering actions in Brazil.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 10. INCOME TAXES — Continued

      Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities as of December 31 were as follows:

	2001	2000

	(in millions)
Deferred Tax Assets
Net operating losses and foreign tax credits	$4,360.6	$3,963.2
Provision for credit losses	1,517.9	1,067.2
Alternative minimum tax	298.0	298.0
Employee benefit plans	173.7	148.7
Other	310.5	382.4

Total deferred tax assets	6,660.7	5,859.5
Deferred Tax Liabilities
Leasing transactions	7,632.4	6,653.9
Finance receivables	2,388.1	2,592.9
Sales of receivables	669.4	471.0
Purchased tax benefits	260.1	270.6
Other	302.2	366.5

Total deferred tax liabilities	11,252.2	10,354.9

Net deferred tax liabilities	$4,591.5	$4,495.4

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

      Increasing the assumed health care cost trend rate by one percentage point is estimated to increase the aggregate service and interest cost components of net post-retirement benefit expense for 2001 by about $11 million and the accumulated post-retirement benefit obligation at December 31, 2001 by about $60 million. A decrease of one percentage point would reduce service and interest cost by about $8 million and decrease the December 31, 2001 post-retirement benefit obligation by about $48 million.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 11. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS — Continued

      Net post-retirement benefit expense included the following for the years ended December 31:

	2001	2000	1999

	(in millions)
Costs Recognized in Income
Service cost	$18.9	$16.6	$14.4
Interest cost	32.8	27.4	20.5
Curtailments	4.7	41.6	13.1
Amortization of prior service cost	(7.0)	(0.5)	(0.4)
Amortization of losses	2.7	0.9	0.5

Net post-retirement benefit expense	$52.1	$86.0	$48.1

Discount rate for expense	7.5%	7.8%	6.5%
Initial health care cost trend rate	9.4%	9.0%	7.1%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Number of years to ultimate trend rate	7	8	9

      The status of these plans were as follows for the years ended December 31:

	2001	2000

	(in millions)
Change in Benefit Obligation
Benefit obligation at January 1	$468.8	$348.2
Service cost	18.9	16.6
Interest cost	32.8	27.4
Amendments	(94.0)	(17.3)
Curtailments	4.7	41.6
Benefits paid	(13.7)	(9.7)
Foreign exchange	—	—
Actuarial loss	(0.7)	62.0

Benefit obligation at December 31	$416.8	$468.8

Funded Status of the Plan
Plan assets less than projected benefits	$(416.8)	$(468.8)
Unamortized prior service cost	(109.0)	(22.0)
Unamortized net losses	95.9	99.0

Net amount recognized	$(429.9)	$(391.8)

Amounts Recognized in the Balance Sheet consist of:
Accrued liabilities	$(429.9)	$(391.8)

Assumptions as of December 31
Discount rate	7.3%	7.5%
Initial health care cost trend rate	10.0%	9.4%
Ultimate health care cost trend rate	5.0%	5.0%
Number of years to ultimate trend rate	6	7

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 12. TRANSACTIONS WITH AFFILIATED COMPANIES

      An agreement with Ford provides for payments by Ford to Ford Credit that would maintain Ford Credit’s consolidated income before income taxes and net income at specified minimum levels. No payments were made under the agreement during 2001, 2000, or 1999. Ford Credit and Ford formally documented their long-standing business practices in an Agreement dated as of October 18, 2001, which was included in Form 8-K filings of both companies. Identified below are transactions that Ford Credit undertook with Ford (and other affiliates) within the framework of the Agreement.

Balance Sheet

      The effect of transactions with affiliated companies included in Ford Credit’s balance sheet at December 31:

	2001	2000

	(in millions)
Receivables purchased from certain divisions and subsidiaries of Ford	$4,681.8	$5,594.4
Investment in vehicles leased to employees of Ford and other affiliates(a)	1,191.9	1,000.8
Outstanding loans to Ford and other affiliates	947.7	1,150.6
Fair values of vehicles held for resale that were purchased from Ford and its subsidiaries(b)	892.4	1,062.5

(a)	Ford Credit has entered into a sale-leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these vehicles is included in operating leases.

(b)	Ford Credit and its subsidiaries purchase from Ford and affiliates certain vehicles that were previously acquired by Ford principally from its fleet and rental car customers. The fair values of these vehicles held for resale are included in other assets.

      Additionally, Ford and other affiliates provide guarantees for Ford Credit and its’ subsidiaries of $246.7 and $238.0 at December 31, 2001 and 2000 respectively, for certain finance receivables.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 12. TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

Income Statement

      The effect of transactions with affiliated companies included in Ford Credit’s income statement for the years ended December 31:

	2001	2000	1999

	(in millions)
Interest supplements and other support costs paid by Ford and other affiliates	$4,007.4	$3,398.7	$3,186.2
Earned insurance premiums ceded to a Ford-owned affiliate	(580.6)	(400.5)	(236.8)
Loss and loss adjustment expenses recovered from a Ford-owned affiliate	339.0	221.4	121.9
Interest income earned from tax sharing agreement with Ford(a)	140.0	100.0	55.8
Payments to Ford for advice and services(b)	(135.9)	(165.1)	(166.9)
Interest expense on debt with Ford and affiliated companies	(113.6)	(180.5)	(191.5)
Interest income earned on loans to Ford	48.9	85.6	162.1
Employee retirement plan costs allocated to Ford Credit from Ford(c)	(0.5)	(53.1)	(35.4)
Interest income earned on note with Ford Holdings, Inc. that was settled in the Fourth Quarter 1999	0.0	0.0	63.5

(a)	Ford Credit and Ford revised their intercompany tax sharing agreement in 1997 effective for years ended after December 31, 1994. Ford Credit recorded a deferred tax asset for amounts due from Ford under the revised agreement. Ford compensates Ford Credit for the temporary use of these funds. The interest income earned by Ford Credit is included in income.

(b)	Ford Credit and its subsidiaries receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. Payments to Ford and its subsidiaries for such advice and services are charged to operating expenses.

(c)	Retirement benefits are provided under defined benefit plans for employees of Ford Credit and its subsidiaries in the United States by the Ford General Retirement Plan and for employees of certain foreign subsidiaries by other Ford retirement plans. Employee retirement plan costs allocated to Ford Credit and its subsidiaries from Ford are charged to operating expenses.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

      Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Credit or the subsidiary involved. Although the amount of liability at December 31, 2001 with respect to

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 13. COMMITMENTS AND CONTINGENCIES — Continued

these matters cannot be ascertained, Ford Credit believes that any resulting liability should not materially affect the consolidated financial position or results of operations of Ford Credit and its subsidiaries.

      Certain subsidiaries are subject to regulatory capital requirements requiring maintenance of certain minimum capital levels that limit the abilities of the subsidiaries to pay dividends.

      At December 31, 2001 the Company had the following minimum rental commitments under non-cancelable operating leases (in millions): 2002 — $108; 2003 — $78; 2004 — $27; 2005 — $20; 2006 — $14; thereafter — $23. These amounts include rental commitments for certain land, buildings, machinery and equipment.

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS

      Adjustments to income and to stockholders’ equity at December 31, 2001, were:

2001

(in millions)
Loss before income taxes(a)	$(250.9)
Net loss	(157.2)
Stockholder’s equity(b)	(479.1)

(a)	Recorded in investment and other income

(b)	Recorded in accumulated other comprehensive income

      Ford Credit expects to reclassify losses of $324 million from stockholders’ equity to net income during the next twelve months. Consistent with Ford Credit’s comprehensive, non-speculative risk-management practices, neither these nor future reclassifications are anticipated to have a material effect on net income.

NOTE 15. STOCK OPTIONS

      Certain Ford Credit employees participate in the stock option plans of Ford under Ford’s 1990 Long-Term Incentive Plan and 1998 Long-Term Incentive Plan (“Plans”). Grants may be made under the 1998 Plan through April 2008. No further grants may be made under the 1990 Plan. Options granted in 1997 under the 1990 Plan and options granted under the 1998 Plan become exercisable 33% after one year from the date of grant, 67% after two years and in full after three years. In general, options granted prior to 1997 under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under both Plans expire after 10 years.

      The estimated fair value as of date of grant of options granted in 2001, 2000, and 1999 using the Black-Scholes option-pricing model, was as follows:

	2001	2000	1999

Estimated fair value per share of options granted during the year	$8.88	$6.27	$17.53
Assumptions:
Annualized dividend yield	4.0%	4.9%	3.2%
Common stock price volatility	43.9%	38.8%	36.5%
Risk-free rate of return	5.1%	6.3%	5.2%
Expected option term (in years)	6	5	5

      Ford Credit measures compensation cost using the intrinsic value method. Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 15. STOCK OPTIONS — Continued

fair value of options granted since 1995, the pro forma effects on Ford Credit’s net income would not have been material.

      Information concerning stock options for Ford Credit’s employees is as follows (shares in thousands):

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Shares Subject to Option	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	7,287	$19.95	3,773	$34.56	3,200	$26.39
New grants (based on fair value of common stock at dates of grant)	1,989	30.17	1,647	23.02	906	57.75
Visteon Adjustment (a)	—	—	140	—	—	—
Value Enhancement Plan (b)	—	—	2,927	—	—	—
Transferred into Ford Credit	54	26.25	359	15.43	177	29.64
Exercised (c)	(638)	27.83	(262)	27.89	(438)	59.40
Transferred out of Ford Credit	(105)	26.41	(887)	17.72	(68)	33.22
Terminated and expired	(392)	25.95	(410)	30.09	(4)	43.87

Outstanding at end of period	8,195	22.63	7,287	19.95	3,773	34.56
Outstanding but not exercisable	(3,291)	—	(2,995)	—	(1,892)	—

Exercisable at end of period	4,904	$18.87	4,292	$16.00	1,881	$23.49

(a)	Outstanding stock option grants were adjusted to restore the option holder’s economic position as a result of the Visteon spin-off on June 28, 2000.

(b)	Outstanding stock option grants were adjusted to restore the option holder’s economic position as a result of the Value Enhancement Plan (VEP) on August 2, 2000.

(c)	Exercised at prices ranging from $17.19 to $31.25 during 2001, $24.44 to $31.43 during 2000, $49.81 to $67.00 during 1999.

      Details on various option price ranges are as follows (shares in thousands):

	Outstanding			Exercisable Options

		Weighted	Weighted		Weighted
Option Price		Average Life	Average		Average
Range	Shares	(Years)	Price	Shares	Price

$7.09	89	0.8	$7.09	89	$7.09
11.06 — 12.53	2,284	4.1	12.16	2,284	12.16
16.62 — 23.58	2,711	7.1	22.63	1,776	22.57
24.49 — 29.62	92	8.2	28.54	41	28.95
30.19 — 33.14	3,019	8.3	30.86	714	31.97

Total	8,195		$22.63	4,904	$18.87

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. SEGMENT INFORMATION

      Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International. Ford Credit North America includes the operations in the U.S. and Canada. Ford Credit International includes all other countries. In the Third Quarter of 2000, the Company merged the Personal Financial Services segment into these segments.

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassification	Statements

2001
Revenue(a)	$24,524.3	$3,578.5	$(2,652.3)	$25,450.5
Income(b)
Income before income taxes	1,527.2	390.2	(409.9)	1,507.5
Provision for income taxes	569.0	136.6	(38.0)	667.6
Net income	958.2	253.6	(373.3)	838.5
Other disclosures(a)
Depreciation on operating leases	7,966.2	496.8	397.9	8,860.9
Interest expense	8,968.3	1,752.7	(1,769.8)	8,951.2
Finance receivables (including net investment operating leases)	175,370.8	33,585.0	(59,919.5)	149,036.3
Total assets	183,278.3	34,277.0	(44,458.9)	173,096.4

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

2000
Revenue(a)	$21,361.1	$3,713.9	$(1,469.3)	$23,605.7
Income(b)
Income before income taxes	2,182.6	317.4	(5.0)	2,495.0
Provision for income taxes	813.0	111.1	1.5	925.6
Net income	1,369.6	206.3	(39.4)	1,536.5
Other disclosures(a)
Depreciation on operating leases	7,016.9	808.3	20.5	7,845.7
Interest expense	8,640.3	1,594.5	(1,264.7)	8,970.1
Finance receivables (including net investment operating leases)	159,961.1	29,279.1	(28,044.8)	161,195.4
Total assets	165,301.8	31,429.1	(22,473.1)	174,257.8

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. SEGMENT INFORMATION — Continued

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

1999
Revenue(a)	$17,484.6	$3,559.8	$(684.7)	$20,359.7
Income(b)
Income before income taxes	1,518.0	605.0	(19.2)	2,103.8
Provision for income taxes	542.5	253.4	(5.3)	790.6
Net income	975.5	351.6	(66.0)	1,261.1
Other disclosures(a)
Depreciation on operating leases	6,827.5	664.7	72.3	7,564.5
Interest expense	6,687.0	1,529.8	(1,023.4)	7,193.4
Finance receivables (including net investment operating leases)	134,013.1	28,202.6	(20,623.7)	141,592.0
Total assets	141,649.9	29,730.3	(14,749.5)	156,630.7

(a)	Revenue and Other Disclosures — operating segments are presented on a managed asset basis (managed assets include owned and sold receivables) for these items; therefore eliminations/ reclassifications includes adjustments to reconcile to financial statement results.

(b)	Income — in 2001, eliminations/ reclassifications largely reflects impact of SFAS No. 133 and charges related to strategic partnering actions in Brazil, government initiatives in Argentina related to currency devaluation and consumer debt, and voluntary employee separation costs in North America. In 2000 and 1999, eliminations/ reclassifications largely reflects minority interest in income of consolidated subsidiaries; minority interest was acquired in the fourth quarter 2000.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. SEGMENT INFORMATION — Continued

      Total revenue, income before income taxes, net income, finance receivables, and assets identifiable with United States, Europe, and other foreign operations were as follows:

	2001	2000	1999

	(in millions)
Revenue
United States operations	$20,163.9	$18,421.3	$15,321.1
European operations	2,662.8	2,554.7	2,432.9
Other foreign operations	2,623.8	2,629.7	2,605.7

Total revenue	$25,450.5	$23,605.7	$20,359.7

Income before income taxes
United States operations	$1,113.1	$2,069.4	$1,524.0
European operations	308.5	277.6	466.3
Other foreign operations	85.9	148.0	113.5

Total income before income taxes	$1,507.5	$2,495.0	$2,103.8

Net income
United States operations	$720.4	$1,278.6	$941.7
European operations	163.0	186.9	272.5
Other foreign operations	(44.9)	71.0	46.9

Total net income	$838.5	$1,536.5	$1,261.1

Finance receivables at December 31 (including net investment in operating leases)
United States operations	$107,908.5	$123,602.2	$106,087.3
European operations	23,494.7	20,583.2	20,099.0
Other foreign operations	17,633.1	17,010.0	15,405.7

Total finance receivables	$149,036.3	$161,195.4	$141,592.0

Assets at December 31
United States operations	$130,078.4	$133,899.7	$118,541.8
European operations	25,076.6	22,268.0	21,435.2
Other foreign operations	17,941.4	18,090.1	16,653.7

Total assets	$173,096.4	$174,257.8	$156,630.7

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected financial data by calendar quarter were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

	(in millions)
2001
Total financing revenue	$5,878.1	$5,926.7	$5,762.3	$5,567.5	$23,134.6
Depreciation on operating leases	2,121.4	2,250.0	2,219.4	2,270.1	8,860.9
Interest expense	2,426.0	2,347.7	2,146.9	2,030.6	8,951.2
Total financing margin and revenue	1,923.0	1,775.9	2,061.7	1,877.8	7,638.4
Provision for credit losses	617.9	485.4	801.9	1,450.1	3,355.3
Net income	393.5	366.7	375.6	(297.3)	838.5
2000
Total financing revenue	$5,203.4	$5,404.1	$5,678.2	$5,882.1	$22,167.8
Depreciation on operating leases	1,858.4	2,018.1	1,982.0	1,987.2	7,845.7
Interest expense	2,069.7	2,195.2	2,300.4	2,404.8	8,970.1
Total financing margin and revenue	1,601.6	1,605.8	1,707.8	1,874.7	6,789.9
Provision for credit losses	377.5	310.4	409.7	573.2	1,670.8
Net income	353.1	387.7	385.5	410.2	1,536.5

EXHIBIT INDEX

Designation	Description

Exhibit 3-A*	Restated Certificate of Incorporation of Ford Motor Credit Company.
Exhibit 3-B*	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.
Exhibit 4-A*	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.
Exhibit 4-A-1*	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-2*	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing Indenture designated as Exhibit 4-A.
Exhibit 4-A-3*	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-4*	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-5*	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-6*	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-A-7*	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.
Exhibit 4-B*	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.
Exhibit 4-C*	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Fidelity Bank, National Association, relating to Debt Securities.
Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.
Exhibit 10-B*	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.
Exhibit 10-C*	Copy of Agreement dated as of October 18, 2001 between Ford Motor Credit Company and Ford Motor Company.
Exhibit 12	Calculation of Ratio of Earnings to Fixed Charges of Ford Credit.
Exhibit 23	Consent of Independent Accountants.
Exhibit 24	Powers of Attorney.
Exhibit 99	Sections of Items 1, 3, 6, 7 and 7A of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

* Previously filed.

E-1