Form 10-Q
period 2002-03-31
FORD MOTOR CREDIT CO
filed 2002-05-15
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----
                                 FORM 10-Q
(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

    APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of May 13, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

    This Report incorporates by reference sections of Part I, sections of
Item 1 of Part II and Exhibit 12 of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.


    The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.


                        EXHIBIT INDEX APPEARS AT PAGE 24.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - The interim financial data presented herein are unaudited, but in our opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. We refer you to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the "10-K Report").
We are not presenting information relating to earnings per share because we are an indirect wholly owned subsidiary of Ford Motor Company ("Ford").

                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                   Consolidated Statement of Income
                                           and of Earnings Retained for Use in the Business
                                             For the Periods Ended March 31, 2002 and 2001
                                                             (in millions)


                                                                               First Quarter
                                                                     -------------------------------
                                                                     -------------------------------
                                                                         2002                2001
                                                                     -----------         -----------
                                                                              (Unaudited)

Financing revenue
   Operating leases                                                  $   2,968.8          $  2,906.7
   Retail                                                                1,945.6             2,047.2
   Wholesale                                                               236.2               793.6
   Other                                                                    92.4               130.6
                                                                     -----------          ----------
      Total financing revenue                                            5,243.0             5,878.1

Depreciation on operating leases                                        (2,256.2)           (2,121.4)
Interest expense                                                        (1,881.8)           (2,426.0)
                                                                     -----------          ----------
      Net financing margin                                               1,105.0             1,330.7

Other revenue
   Investment and other income related to securitizations                  638.3               316.9
   Insurance premiums earned                                                61.4                59.8
   Other income                                                            165.4               215.6
                                                                     -----------          ----------
      Total financing margin and revenue                                 1,970.1             1,923.0

Expenses
   Operating expenses                                                      624.3               634.8
   Provision for credit losses                                             892.0               617.9
   Other insurance expenses                                                 46.6                44.6
                                                                     -----------          ----------
      Total expenses                                                     1,562.9             1,297.3
                                                                     -----------          ----------

   Income before income taxes and minority interests                       407.2               625.7
Provision for income taxes                                                 151.1               232.1
                                                                     -----------          ----------
   Income before minority interests                                        256.1               393.6
Minority interests in net income of subsidiaries                             0.3                 0.1
                                                                     -----------          ----------
      Net income                                                           255.8               393.5

Earnings retained for use in the business
   Beginning of period                                                   8,710.8             8,272.3
   Dividends                                                                 -                (250.0)
                                                                     -----------          ----------
         End of period                                               $   8,966.6          $  8,415.8
                                                                     ===========          ==========


                    The accompanying notes are an integral part of the financial statements.



  ITEM 1.  FINANCIAL STATEMENTS


                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                      Consolidated Balance Sheet
                                                             (in millions)




                                                                  March 31,          December 31,          March 31,
                                                                    2002                 2001                2001
                                                              ----------------    ----------------      --------------
                                                                (Unaudited)                               (Unaudited)
Assets
      Cash and cash equivalents                               $        7,646.2    $         2,945.3     $      1,075.6
      Investments in securities                                          571.8                525.9              557.2
      Finance receivables, net                                       101,801.3            109,701.4          123,462.0
      Net investment, operating leases                                38,162.1             39,334.9           38,816.7
      Retained interest in securitized assets                          9,575.2             12,548.4            3,929.1
      Notes and accounts receivable from affiliated companies          1,933.3              2,529.0            2,072.9
      Other assets                                                     5,666.2              5,511.5            5,242.8
                                                              ----------------    -----------------     --------------
        Total assets                                          $      165,356.1    $       173,096.4     $    175,156.3
                                                              ================    =================     ==============
Liabilities and Stockholder's Equity
Liabilities
   Accounts payable
       Trade, customer deposits, and dealer reserves          $        2,705.2    $         2,653.9     $      4,429.2
       Affiliated companies                                              932.3              1,005.6            1,397.4
                                                              ----------------    -----------------     --------------
       Total accounts payable                                          3,637.5              3,659.5            5,826.6

   Debt                                                              137,902.5            146,343.7          147,947.5
   Deferred income taxes                                               4,829.3              4,591.5            4,479.3
   Other liabilities and deferred income                               5,934.7              6,500.1            5,228.1
                                                              ----------------    -----------------     --------------
     Total liabilities                                               152,304.0            161,094.8          163,481.5

   Minority interests in net assets of subsidiaries                       18.0                 17.8               17.3

Stockholder's Equity
   Capital stock, par value $100 a share, 250,000 shares
   authorized, issued and outstanding                                     25.0                 25.0               25.0
   Paid-in surplus (contributions by stockholder)                      5,156.8              4,457.7            4,265.8
   Accumulated other comprehensive loss                               (1,114.3)            (1,209.7)          (1,049.1)
   Retained earnings                                                   8,966.6              8,710.8            8,415.8
                                                              ----------------    -----------------     --------------
     Total stockholder's equity                                       13,034.1             11,983.8           11,657.5
                                                              ----------------    -----------------     --------------
     Total liabilities and stockholder's equity               $      165,356.1    $       173,096.4     $    175,156.3
                                                              ================    =================     ==============


                               The accompanying notes are an integral part of the financial statements.


ITEM 1.  FINANCIAL STATEMENTS


                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                 Consolidated Statement of Cash Flows
                                             For the Periods Ended March 31, 2002 and 2001
                                                             (in millions)


                                                                                  First Quarter
                                                                          -----------------------------
                                                                          -----------------------------
                                                                              2002             2001
                                                                          ------------     ------------
                                                                                   (Unaudited)
Cash flows from operating activities
  Net income                                                              $     255.8      $     393.5
   Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                  892.0            617.9
   Depreciation and amortization                                              2,371.3          2,265.4
   Gain on sales of finance receivables                                        (213.1)          (169.7)
   Increase in deferred income taxes                                            125.2            274.1
   Decrease in other assets                                                     439.4             74.9
   Decrease in other liabilities                                               (666.0)        (1,293.8)
   All other operating activities                                               (89.1)            (4.2)
                                                                          -----------      -----------
               Net cash provided by operating activities                      3,115.5          2,158.1
                                                                          -----------      -----------

Cash flows from investing activities
   Purchase of finance receivables (other than wholesale)                   (12,812.9)       (14,192.6)
   Collection of finance receivables (other than wholesale)                   9,321.4          8,471.5
   Purchase of operating lease vehicles                                      (5,938.4)        (6,804.7)
   Liquidation of operating lease vehicles                                    4,696.3          4,247.5
   Increase in wholesale receivables                                         (2,434.6)        (2,713.6)
   Decrease in notes receivable with affiliates                               1,157.1            277.0
   Proceeds from sale of receivables                                         15,351.3          7,102.0
   Purchase of investment securities                                           (183.6)          (201.7)
   Proceeds from sale/maturity of investment securities                         137.7            191.9
   All other investing activities                                                79.1           (117.6)
                                                                          -----------      -----------
               Net cash provided/ (used) by investing activities              9,373.4         (3,740.3)
                                                                          -----------      -----------

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                   8,001.8         13,704.0
   Principal payments on long-term debt                                      (9,022.9)        (3,531.4)
   Decrease in short-term debt                                               (7,440.1)        (8,394.1)
   Cash dividends paid                                                            -             (250.0)
   All other financing activities
                                                                                699.1            103.9
                                                                          -----------      -----------
              Net cash (used)/provided by financing activities               (7,762.1)         1,632.4
                                                                          -----------      -----------

   Effect of exchange rate changes on cash and cash equivalents                 (25.9)           (98.0)
                                                                          -----------      -----------

   Net change in cash and cash equivalents                                    4,700.9            (47.8)

Cash and cash equivalents, beginning of period                                2,945.3          1,123.4
                                                                          -----------      -----------

Cash and cash equivalents, end of period                                  $   7,646.2      $   1,075.6
                                                                          ===========      ===========
Supplementary cash flow information
   Interest paid                                                          $   2,153.5      $   2,552.8
   Taxes paid                                                                   100.8             66.1


                        The accompanying notes are an integral part of the financial statements.


  ITEM 1.  FINANCIAL STATEMENTS


                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                     Notes To Financial Statements



Note 1. Finance Receivables, Net (in millions)


                                                                      March 31,      December 31,      March 31,
                                                                        2002             2001            2001
                                                                   -------------    -------------   ------------
                                                                    (Unaudited)                      (Unaudited)
Retail                                                             $    77,743.1    $   85,478.3    $   78,853.1
Wholesale                                                               15,644.2        15,610.3        36,534.3
Other                                                                   10,904.4        10,889.5         9,458.2
                                                                   -------------    ------------    ------------
    Total finance receivables, net of unearned income                  104,291.7       111,978.1       124,845.6
Less:  Allowance for credit losses                                      (2,490.4)       (2,276.7)       (1,383.6)
                                                                   -------------    ------------    ------------
   Finance receivables, net                                        $   101,801.3    $  109,701.4    $  123,462.0
                                                                   =============    ============    ============

Memo: Managed receivables (including net
        investment in operating leases)                            $   205,992.5    $  207,784.4    $  193,778.6
                                                                   =============    ============    ============


Note 2. Debt (in millions)



                                                                     March 31,      December 31,      March 31,
                                                                       2002             2001            2001
                                                                   -------------    ------------    ------------
                                                                    (Unaudited)                      (Unaudited)
Short-Term Debt
    Commercial paper                                               $     7,748.6    $   15,664.0    $   33,528.4
    Ford Money Market Account                                            4,428.9          ,051.4         4,203.2
    Other short-term debt (a)                                            2,943.9         3,002.3         3,910.6
                                                                   -------------    ------------    ------------
      Total short-term debt                                             15,121.4        22,717.7        41,642.2
                                                                   -------------    ------------    ------------

Long-Term Debt
    Unsecured senior indebtedness (b)
      Notes payable within one year (c)                                 21,123.0        21,274.9        16,916.9
      Notes payable after one year (d)                                 101,750.9       102,398.4        89,451.5
       Unamortized discount                                                (92.8)          (47.3)          (63.1)
                                                                   -------------    ------------    ------------
        Total long-term debt                                           122,781.1        23,626.0       106,305.3
                                                                   -------------    ------------    ------------
   Total debt                                                      $   137,902.5    $   46,343.7    $  147,947.5
                                                                   =============    ============    ============
Weighted-Average Interest Rate (e)
   Total short-term debt                                                  4.93%           4.69%           6.26%
   Total long-term debt                                                   5.42%           5.73%           6.62%
   Total Debt                                                             5.35%           5.55%           6.51%



(a)     Includes $266.8 million,  $288.0 million,  and $978.6 million with affiliated  companies at March 31, 2002,
        December 31, 2001, and March 31, 2001, respectively.
(b)     Unsecured senior notes mature at various dates through 2078.
(c)     Includes $495.0 million,  $477.3 million,  and $844.0 million with affiliated  companies at March 31, 2002,
        December 31, 2001, and March 31, 2001, respectively.
(d)     Includes  $877.4 million,  $963.2 million,  and $1,556.4  million with  affiliated  companies at March 31, 2002,
        December 31, 2001, and March 31, 2001, respectively.
(e)     Average interest rates for the quarter reflect average period rates and include the effects of interest rate swap agreements.


ITEM 1.  FINANCIAL STATEMENTS


                                                FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                Notes To Financial Statements-Continued


Note 3.  SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (in millions)

Non-cash adjustments to income and to stockholder's equity for the first quarter, including the January 1, 2001 transition adjustment, were (in millions):

                                                                       First Quarter
                                                            ----------------------------------
                                                                2002                 2001
                                                            -------------      ---------------
Income/(loss) before income taxes (a)                      $        23            $     (20)
Net income/(loss)                                                   14                  (13)
Stockholder's equity (b)                                           184                 (481)

(a)      Recorded in investment and other income related to securitizations and in other income
(b)      Recorded in accumulated other comprehensive income/(loss)



Note 4. Comprehensive Income (in millions)



                                                               First Quarter
                                                       -----------------------------
                                                           2002              2001
                                                       -----------       -----------
                                                                (Unaudited)

Net income                                             $     255.8        $    393.5

Other comprehensive income/(loss)                             95.4            (665.4)
                                                       -----------        ----------
Total comprehensive income/(loss)                      $     351.2        $   (271.9)
                                                       ===========        ==========

Other  comprehensive  income includes  foreign  currency  translation  adjustments,  net unrealized  gains and losses on investments in securities,  unrealized  gains and  losses on  derivative  instruments,  and  unrealized  gains and losses or  retained  interests  in securitized assets.





ITEM 1.  FINANCIAL STATEMENTS


                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
                                                Notes to Financial Statements-Continued


Note 5.  Segment Information (in millions)


Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International.


                                                Ford Credit                                                    Ford Credit
                                                   North            Ford Credit         Eliminations/           Financial
                                                  America          International      Reclassifications        Statements
                                               -------------      ---------------    -------------------      ------------
                                                                              (Unaudited)
First Quarter
---------------------------------------------
2002
----
Revenue (a)                                   $     5,989.8      $        868.0        $      (749.7)         $   6,108.1
Income (b)
   Income before income taxes                         279.1               100.9                 27.2                407.2
   Provision for income taxes                         103.4                35.9                 11.8                151.1
   Net income                                         175.7                65.0                 15.1                255.8
Other disclosures (a)
   Depreciation on operating leases                 2,022.3               129.2                104.7              2,256.2
   Interest expense                                 1,972.7               404.6               (495.5)             1,881.8
   Finance receivables
    (including net investment in
     operating leases)                            174,771.8            32,756.9            (67,565.3)           139,963.4
   Total assets                                   186,039.2            34,141.0            (54,824.1)           165,356.1

2001
----
Revenue (a)                                   $     6,065.0      $        871.4        $      (466.0)         $   6,470.4
Income (b)
   Income before income taxes                         557.6                88.8                (20.7)               625.7
   Provision for income taxes                         208.4                31.1                 (7.4)               232.1
   Net income                                         349.2                57.7                (13.4)               393.5
Other disclosures (a)
   Depreciation on operating leases                 1,919.7               104.3                 97.4              2,121.4
   Interest expense                                 2,386.7               447.5               (408.2)             2,426.0
   Finance receivables
   (including net investment in
    operating leases)                             163,022.9            28,547.7            (29,291.9)           162,278.7
   Total assets                                   163,036.3            31,832.2            (19,712.2)           175,156.3


(a)      Operating segments are presented on a managed asset basis (managed assets include owned and sold receivables)
         for these items; therefore eliminations/reclassifications include adjustments to reconcile to financial statement results.

(b)      Eliminations/reclassifications largely reflect the impact of SFAS No. 133



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

    Revitalization Plan. On January 11, 2002, Ford announced its Revitalization Plan. As part of the Revitalization Plan, we announced that we renewed our focus on supporting vehicle financing of Ford's brands. Consistent with our renewed focus, we announced on March 6, 2002, that we would integrate our Fairlane Credit operation into our other North American business units by December 31, 2002. Fairlane Credit offers non-prime financing through dealers mainly for used vehicles. We do not expect the costs associated with the integration of Fairlane Credit to be material.


First Quarter 2002 Compared with First Quarter 2001

    Net Income.  We earned $256 million in the first quarter of 2002, down
$137 million compared with earnings of $393 million a year ago. Excluding adjustments related to Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, our net income in the first quarter of 2002 was $242 million, down $164 million from a year ago.


                                                                                      First Quarter
                                                                                  Operating Net Income
                                                                                ------------------------
                                                                                                     2002
                                                                                                 Over/(Under)
                                                                             2002       2001         2001
                                                                           -------    -------    ------------
                                                                                      (in millions)
                     Net income.......................................     $   256    $   393      $  (137)
                       Exclude:
                          SFAS No. 133................................          14        (13)          27
                                                                           -------    -------      -------
                     Operating net income.............................     $   242    $   406      $  (164)
                                                                           =======    =======      =======

    Compared with the first quarter of 2001, our earnings were down because of the unfavorable impact of securitizations and higher net credit losses, offset partially by improved financing margins and a greater amount of managed receivables. Increased funding through securitizations over the past twelve months resulted in less owned receivables and related revenue, offset partially by higher income on retained interests, excess spread and servicing fees. Excess spread represents our right to retain collections on sold receivables in excess of the amounts needed to pay interest and principal to investors and servicing fees. Our net credit losses were higher, reflecting weaker economic conditions compared with a year ago. Our financing margins improved because of lower borrowing costs due to the lower interest rate environment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


    Business Segments. Results of our operations by business segment for the first quarter of 2002 and 2001 are shown below:


                                                                                First Quarter
                                                                                  Net Income
                                                                           ----------------------
                                                                                                2002
                                                                                            Over/(Under)
                                                                         2002      2001         2001
                                                                       --------  --------    ----------
                                                                                 (in millions)
                           Ford Credit North America..............     $   176    $   349      $  (173)
                           Ford Credit International..............          65         57            8
                           SFAS No. 133...........................          14        (13)          27
                           Eliminations/reclassifications.........           1          -            1
                                                                       -------    -------      -------
                                  Total net income................     $   256    $   393      $  (137)
                                                                       =======    =======      =======



    Ford Credit North America earned $176 million in the first quarter of 2002, down $173 million compared with earnings of $349 million a year ago. This decline reflected primarily the unfavorable impact of securitizations and higher net credit losses, offset partially by improved financing margins and a greater amount of managed receivables. Our increased securitizations over the past twelve months resulted in less owned receivables and related revenue, offset partially by higher income on retained interests, excess spread and servicing fees. Higher net credit losses reflected weaker economic conditions compared with a year ago. Our financing margins improved because of lower borrowing costs due to the lower interest environment.

    Ford Credit International net income for the first quarter of 2002 was $65 million, up $8 million compared with earnings of $57 million a year ago. Compared with a year ago, the increase in Ford Credit International earnings reflected higher receivables in Europe and lower credit losses in Latin America.


Financial Condition

Volume and Financing Share

    Our worldwide financing contract volumes for new and used vehicles are shown below:


                                                                 First Quarter                 Full Year
                                                                --------------     ----------------------------------
                                                                 2002     2001      2001      2000     1999      1998
                                                                -----    -----     -----     -----    -----     -----
                                                                                    (in thousands)

                    Installment sales and finance lease..         854      992     4,495     3,777    3,428     3,030
                    Operating lease......................         199      259     1,050     1,228    1,065     1,138
                                                                -----    -----     -----     -----    -----     -----
                         Total financing volume..........       1,053    1,251     5,545     5,005    4,493     4,168
                                                                =====    =====     =====     =====    =====     =====

                    United States........................         662      853     3,819     3,525    3,139     2,794
                    Europe...............................         239      229       988       795      829       800
                    Other international..................         152      169       738       685      525       574
                                                                -----    -----     -----     -----    -----     -----
                         Total financing volume..........       1,053    1,251     5,545     5,005    4,493     4,168
                                                                =====    =====     =====     =====    =====     =====


        Worldwide, our financing contract volumes were about 1.1 million in the first quarter of 2002, down 198,000 contracts or 16% compared with a year ago, resulting primarily from lower Ford vehicle sales and lower used and non-prime retail installment financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating lease contract volumes were 199,000, down 60,000 contracts or 23% compared with the first quarter of 2001, because of changes in Ford sponsored low-rate financing which made retail installment sale financing more attractive compared with leasing.

    Shown below are our financing shares of all new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of Ford brand vehicles acquired by European dealers:


                                                          First Quarter             Full Year
                                                          -------------    ----------------------------
                                                          2002     2001    2001    2000    1999    1998
                                                          ----     ----    ----    ----    ----    ----
United States
  Financing share - Ford, Lincoln and Mercury
     Retail installment and lease..................        43%     48%      54%     51%     47%     42%
     Wholesale.....................................        84      86       84      84      84      83

Europe
  Financing share - Ford
     Retail installment and lease..................        34%     31%      37%     32%     33%     33%
     Wholesale.....................................        96      96       97      97      96      95


    United States. Our total contract volumes in the United States were 662,000 in the first quarter of 2002, down 191,000 or 22% compared with a year ago. Financing share of all new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 43% in the first quarter of 2002 compared with 48% a year ago. These decreases reflected lower Ford sales volumes and our lower financing share of these sales. Our lower financing share reflected changes in Ford's marketing programs, which included an increased use of cash rebates to vehicle purchasers instead of sponsored low-rate financing programs.

    Europe. Our contract volumes in Europe increased to 239,000 in the first quarter of 2002 or 4%, compared with 229,000 contracts in the first quarter of 2001. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 34% in the first quarter of 2002 compared with 31% in the prior year. These increases are attributable to Ford sponsored low-rate financing programs in the United Kingdom and the addition of the Land Rover brand, offset partially by lower contract volumes in Germany related to weaker economic conditions in the automotive industry.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Finance Receivables and Operating Leases

    Our worldwide owned and managed finance receivables, net of allowance for credit losses, and net investment in operating leases are shown below:



                                                           March 31,                       December 31,
                                                      ------------------      ---------------------------------------
                                                        2002       2001         2001      2000        1999      1998
                                                      -------    -------      -------   -------     -------   -------
                                                                              (in billions)
Outstanding  Receivables - Owned
--------------------------------
Finance receivables
  Retail installment.........................         $  75.4    $  77.6      $  83.4   $  79.9    $  75.4    $  66.7
  Wholesale..................................            15.5       36.4         15.4      33.7       26.1       22.4
  Other......................................            10.9        9.5         10.9       9.1        7.2        6.8
                                                      -------    -------      -------   -------    -------    -------
     Total finance receivables, net..........         $ 101.8    $ 123.5      $ 109.7   $ 122.7    $ 108.7    $  95.9
Net investment in operating leases...........            38.2       38.8         39.3      38.5       32.9       34.6
                                                      -------    -------      -------   -------    -------    -------
     Total owned.............................         $ 140.0    $ 162.3      $ 149.0   $ 161.2    $ 141.6    $ 130.5
                                                      =======    =======      =======   =======    =======    =======

Memo: Allowance for credit losses included above      $   3.0    $   1.7      $   2.8   $   1.6    $   1.5    $   1.5


Outstanding   Receivables - Managed
-----------------------------------
Finance receivables
  Retail installment.........................         $ 122.7    $ 107.5      $ 124.7   $ 105.9    $  89.9    $  74.5
  Wholesale..................................            34.2       37.7         32.8      36.1       31.1       28.1
  Other......................................            10.9        9.5         10.9       9.1        7.2        6.8
                                                      -------    -------      -------   -------    -------    -------
     Total finance receivables, net..........         $ 167.8    $ 154.7      $ 168.4   $ 151.1    $ 128.2    $ 109.4
Net investment in operating leases...........            38.2       39.1         39.4      38.6       33.0       34.6
                                                      -------    -------      -------   -------    -------    -------
     Total managed...........................         $ 206.0    $ 193.8      $ 207.8   $ 189.7    $ 161.2    $ 144.0
                                                      =======    =======      =======   =======    =======    =======

Memo: Allowance for credit losses included above      $   3.6    $   2.2      $   3.3   $   2.1    $   1.7    $   1.7


    Owned Receivables. On an owned basis, finance receivables and net investment in operating leases, net of allowances for credit losses, at March 31, 2002 were $140.0 billion, $22.3 billion lower than March 31, 2001 and $9.0 billion lower than December 31, 2001. These decreases resulted primarily from higher sales of United States retail and wholesale receivables in securitizations.

    Managed Receivables. Total managed receivables at March 31, 2002 were $206.0 billion, up $12.2 billion from March 31, 2001. The increase from a year ago resulted primarily from higher contract volumes of retail receivables mainly in the second half of 2001 as a result of Ford sponsored low-rate financing programs. Total managed receivables at March 31, 2002 were down
$1.8  billion from  December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Credit Loss Experience

    The following table shows our net credit losses and loss-to-receivables ratios for our worldwide owned and managed portfolios:


                                                       First Quarter                    Full Year
                                                     -----------------    -------------------------------------
                                                       2002      2001       2001      2000       1999     1998
                                                     -------   -------    -------   -------    -------  -------
                                                                            (in millions)
                   Owned
                   -----
                   Net Credit Losses
                     Retail installment and lease    $   570   $   420    $ 2,055   $ 1,283   $   995   $ 1,031
                     Wholesale................             9         3         32        14         3         9
                     Other....................             7         0         24         -         2        (1)
                                                     -------   -------    -------   -------   -------   -------
                        Total.................       $   586   $   423    $ 2,111   $ 1,297   $ 1,000   $ 1,039
                                                     =======   =======    =======   =======   =======   =======
                   Loss-to-receivables
                     Retail installment and lease       1.95%     1.45%      1.71%     1.09%     0.95%     1.08%
                     Wholesale................          0.23      0.04       0.13      0.05      0.01      0.04
                        Total including other.          1.64%     1.06%      1.35%     0.84%     0.74%     0.85%

                   Managed
                   -------
                   Net Credit Losses
                     Retail installment and lease    $   667   $   482    $ 2,272   $ 1,410   $ 1,164   $ 1,166
                     Wholesale................             9         3         34        15         3        11
                     Other....................             7         0         24         -         2        (1)
                                                     -------   -------    -------   -------   -------   -------
                        Total.................       $   683   $   485    $ 2,330   $ 1,425   $ 1,169   $ 1,176
                                                     =======   =======    =======   =======   =======   =======

                   Loss-to-receivables
                     Retail installment and lease       1.61%     1.30%     1.45%     1.00%     0.97%     1.07%
                     Wholesale................          0.10      0.04      0.10      0.05      0.01      0.04
                        Total including other.          1.36%     1.02%     1.20%     0.81%     0.78%     0.86%


    The majority of our credit losses are related to retail installment sale and lease contracts. These credit losses depend primarily on the number of vehicle repossessions, the unpaid balance at the time of repossession, and the net resale value at auction of the repossessed vehicles. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease. Other credit losses reflect mainly account charge-offs for dealer capital loans.

    In the first quarter of 2002, the loss-to-receivables ratio for our owned portfolio was 1.64% compared with 1.06% a year ago and 2.02% in the fourth quarter of 2001. The increase in this ratio compared with a year ago reflected primarily higher net credit losses resulting from the continued impact of weaker economic conditions in the United States. Both the frequency and severity of credit losses increased compared with a year ago.

    The change in the composition of our portfolio of owned receivables, largely because of the securitization of wholesale receivables, also adversely impacted our loss-to-receivables ratio. Excluding the impact of the securitization of wholesale receivables, the loss-to-receivables ratio for our owned portfolio for the first quarter of 2002 would have been 1.46%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Delinquency Experience

    For our United States portfolio, the over 60-day delinquency ratio was 0.43% in the first quarter of 2002, up from 0.33% a year ago, but down from 0.48% in the fourth quarter of 2001. Including accounts where the borrower has filed for bankruptcy, the over 60-day delinquency ratio was 0.70% in the first quarter of 2002, up from 0.56% in the first quarter of 2001, but down from 0.74% in the fourth quarter of 2001. The increase from the first quarter of 2001 reflected weaker economic conditions compared with a year ago.


Allowance for Credit Losses

    Our allowance for credit losses, and our allowance for credit losses as a percentage of end-of-period net receivables, for our worldwide owned and managed portfolios are shown below:

                                                                        March 31,                     December 31,
                                                                   -----------------    -------------------------------------
                                                                     2002      2001       2001      2000      1999      1998
                                                                   -------   -------    -------   -------   -------   -------
                                                                                          (in billions)
                    Owned
                    -----
                    Allowance for credit losses                    $  3.0    $  1.7     $  2.8    $  1.6    $  1.5    $  1.5
                         As a percentage of net receivables...       2.14%     1.06%      1.86%     1.02%     1.04%     1.19%

                    Managed
                    -------
                    Allowance for credit losses                    $  3.6    $  2.2     $  3.3    $  2.1    $  1.7    $  1.7
                         As a percentage of net receivables...       1.76%     1.14%      1.60%     1.10%     1.04%     1.17%



Residual Value Experience

    Our worldwide net investment in operating leases at March 31, 2002 was $38.2 billion, down $655 million from a year ago and down $1.17 billion from December 31, 2001. The Ford Credit North American net investment in operating leases was $34.3 billion, or 90% of our worldwide total. Our termination volumes and return rates for Ford Credit North America are shown below:


                                                                      First Quarter                  Full Year
                                                                     ---------------        --------------------------
                                                                      2002     2001          2001       2000     1999
                                                                     ------   ------        ------     ------   ------

                             Termination volumes (000)..........       179      156           633        629      864

                             Return rates.......................       62%      60%           62%        63%      70%



    In the first quarter of 2002, termination volumes were 179,000, up 15% from a year ago, reflecting the high volume of lease contracts originated in 1999 and 2000 that terminated during the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Credit Ratings

    Our credit ratings are unchanged from those reported in our 10-K Report for the year ended December 31, 2001.


Funding and Liquidity

    Our funding strategy continues to be focused on improving liquidity and sustaining diverse and competitive funding sources. Our outstanding debt and securitized funding were as follows on the dates indicated:


                                                                      March 31,                  December 31,
                                                                  ----------------   -----------------------------------
                                                                    2002     2001      2001     2000     1999      1998
                                                                  -------  -------   -------  -------  -------   -------
                                                                                        (in billions)

      Debt
      ----
        Commercial paper....................................      $   7.7  $  33.5   $  15.7  $  42.3  $  43.1   $  46.2
        Ford Money Market Account...........................          4.5      4.2       4.0      3.7      2.8       2.6
        Other short-term debt...............................          2.9      3.9       3.0      4.1      4.0       4.9
                                                                  -------  -------   -------  -------  -------   -------
        Short-term debt.....................................         15.1     41.6      22.7      0.1     49.9      53.7

        Long-term debt (including notes payable within one year)    122.8    106.3     123.6     96.2     83.2      61.3
                                                                  -------  -------   -------  --------  -------   -------
           Total debt.......................................      $ 137.9  $ 147.9   $ 146.3  $ 146.3  $ 133.1   $ 115.0
                                                                  =======  =======   =======  =======  =======   =======

      Securitized funding
      -------------------
        Servicing portfolio.................................      $  66.0  $  31.2   $  58.7  $  28.4  $  19.5   $  13.5
        Retained interest...................................         (9.6)    (3.9)    (12.5)    (3.7)    (3.5)     (1.3)
                                                                  -------  -------   -------  -------  -------   -------
           Total securitized funding........................         56.4     27.3      46.2     24.7     16.0      12.2
                                                                  -------  -------   -------  -------  -------   -------
           Total debt plus securitized funding..............      $ 194.3  $ 175.2   $ 192.5  $ 171.0  $ 149.1   $ 127.2
                                                                  =======  =======   =======  =======  =======   =======

      Back-up credit facilities:
      --------------------------
        Ford Credit.........................................      $   9.6   $ 20.2   $   9.5  $  20.4  $  19.3   $  21.2
        Ford Credit Europe..................................          4.4      4.9       4.5      4.6      4.6       4.7
        Bank lines shared with Ford.........................          8.0      8.1       8.0      8.1      8.3       8.3
        FCAR lines..........................................         12.5      1.4      12.5      1.4      1.4       1.5
                                                                  -------   ------   -------  -------   ------    ------
           Total back-up facilities.........................         34.5     34.6      34.5     34.5     33.6      35.7
        Drawn amounts.......................................         (1.1)    (0.9)     (1.0)    (1.1)    (0.9)     (2.2)
                                                                  -------   ------   -------  -------   ------    ------
           Total available back-up facilities...............      $  33.4   $ 33.7   $  33.5  $  33.4  $  32.7   $  33.5
                                                                  =======   ======   =======  =======  =======   =======
        Memo:
           Available funding through bank-sponsored
             asset-backed commercial paper issuers..........      $   7.3  $   -      $  6.8  $    -   $    -    $    -

      Ratios:
      -------
        Commercial paper coverage...........................        >100%     95%     >100%      73%      69%       64%
        Short-term debt and notes payable within one year
           to total debt....................................          26      40        30       43       52        55
        Short-term debt and notes payable within one year
           to total capitalization..........................          24      37        28       40       48        50


    Debt and Securitized Funding. At March 31, 2002, debt plus securitized funding totaled $194.3 billion, up $1.8 billion from December 31, 2001, and up $19.1 billion from a year ago. At March 31, 2001, our commercial paper balance was $7.7 billion ($1.1 billion net of overborrowing), with an average remaining maturity of 44 days, down $8 billion from December 31, 2001, and down $25.8 billion from a year ago.

    At March 31, 2002, the total outstanding principal amount of receivables we sold in securitizations was $66 billion, up $7.3 billion from December 31, 2001. Our retained interest in the sold receivables at March 31, 2002 was $9.6 billion, down from $12.5 billion at December 31, 2001. The decline in retained interest reflected primarily the sale of our undivided interests in wholesale receivables during the first quarter to support the issuance of additional securities by one of our securitization special purpose entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     At March 31, 2002, the ratio of short-term debt and notes payable within one year to capitalization was 24% compared to 28% at December 31, 2001 and 37% a year ago.

    Funding Proceeds. During the first quarter of 2002, our long-term debt proceeds totaled $8.0 billion, and securitization funding proceeds tota1ed $15.4 billion. Long-term debt funding consisted of issuances of $4.4 billion of Eurodollar bonds, $2 billion of GlobLSTM and $1.6 billion of other types of debt including issuances in international markets of about
$900 million. Our securitization funding included about $10.1 billion of public retail securitization transactions, $1 billion issued under our FCAR asset-backed commercial paper program and $4.3 billion under our Motown Notes SM program.

    We continue to estimate our long-term funding requirements for 2002 to be between $30 billion and $35 billion, which includes term-debt and securitization funding. At March 31, 2002, we had completed $18 billion or about half of our planned long-term funding transactions for the year. In addition, we will continue using our asset-backed commercial paper programs (FCAR and Motown
Notes SM) and our bank-sponsored commercial paper issuers as long as they remain cost efficient.

    Back-up Credit Facilities and Committed Funding Sources. At March 31, 2002, we had $34.5 billion of back-up facilities, of which $33.4 billion remains available to us compared with $33.5 billion at December 31, 2001. About
$12.5 billion of these back-up facilities serve as a liquidity facility for our FCAR Owner Trust asset-backed commercial paper program.

    In addition, as of March 31, 2002, we had approximately $7.3 billion of available receivables purchase commitments with bank-sponsored asset-backed commercial paper issuers, about $500 million more than we had at December 31, 2001.


Debt-to-Equity Ratio

    At March 31, 2002,  the  debt-to-equity  ratio was 13.7  compared  with
14.8 at year-end and 14.2 at March 31, 2001. In January of 2002, we received a capital contribution of $700 million from Ford and we made no dividend payment in the first quarter. We will continue to monitor our leverage and we expect to maintain our leverage in the range of 13.0 to 1 to 14.0 to 1.

     The following table shows the method for calculating our debt-to-equity ratios:


                                                                            March 31,
                                                         ------------------------------------------------
                                                                 2002                       2001              December 31, 2001
                                                         ----------------------    ----------------------  ----------------------
                                                                     Debt and                  Debt and                Debt and
                                                                   Securitized                Securitized             Securitized
                                                           Debt      Funding         Debt       Funding       Debt      Funding
                                                         --------- ------------   ----------  -----------  --------- ------------
                                                                                      (in billions)
Total debt...................................             $ 137.9    $  137.9      $  147.9    $  147.9    $  146.3     $  146.3
  Gross sold receivables outstanding.........                   -        66.0            -         31.2          -          58.7
  Retained interest in sold receivables......                   -        (9.6)           -         (3.9)         -         (12.5)
      SFAS No. 133  adjustment,  over-borrowing  and cash    (9.2)       (9.2)         (2.8)       (2.8)       (5.0)        (5.0)
                                                         --------     -------      --------    --------    --------     --------
         Adjusted debt.......................            $  128.7    $  185.1      $  145.1    $  172.4    $  141.3     $  187.5
                                                         ========    ========      ========    ========    ========     ========

  Total stockholder's equity (including minority
        interest)............................            $   13.1   $    13.1      $   11.7    $   11.7    $   12.0     $   12.0
        SFAS No. 133 adjustment..............                 0.4         0.4           0.5         0.5         0.6          0.6
                                                         --------     -------      --------    --------    --------     --------
        Adjusted stockholder's equity........            $   13.5   $    13.5      $   12.2    $   12.2    $   12.6     $   12.6
                                                         ========    ========      ========    ========    ========     ========
  Debt-to-equity ratios including adjustments (to 1)          9.5        13.7          11.9        14.2        11.2         14.8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Sales of Receivables and Securitization

    The following table illustrates the retail installment sale contracts and wholesale receivables that support our securitization programs, and securitization activity in the periods indicated:



                                                                         Types of Receivables
                                     ------------------------------------------------------------------------------------------
                                                           First Quarter
                                     -----------------------------------------------------------
                                              2002                               2001                      Full Year 2001
                                     ----------------------------      -------------------------    ---------------------------

                                     Retail   Wholesale    Total        Retail  Wholesale  Total    Retail  Wholesale    Total
                                     ------   ---------   -------      -------  ---------  -----    ------  ---------   -------
Present Period
--------------
   Retail securitization..........   $ 10.1    $    -     $ 10.1       $  7.1    $    -   $  7.1    $ 17.2    $    -     $ 17.2
   Wholesale securitization.......        -         -          -            -         -        -         -       5.3        5.3
   Motown notes program...........        -       4.3        4.3            -         -        -         -         -          -
   FCAR...........................      1.0         -        1.0            -         -        -       8.6       3.5       12.1
   Bank-sponsored commercial paper        -         -          -            -         -        -       6.2         -        6.2
                                     ------    ------     ------       ------    ------    -----    ------    ------     ------
      Net proceeds................   $ 11.1    $  4.3     $ 15.4       $  7.1         -   $  7.1    $ 32.0    $  8.8     $ 40.8


   Retained interest..............      0.3      (4.3)      (4.0)         0.3         -      0.3       1.5      10.2       11.7
                                     ------    ------     ------       ------    ------   ------    ------    ------     ------
      Total present period
      receivables sold............   $ 11.4    $   -      $ 11.4       $  7.4    $    -   $  7.4    $ 33.5    $ 19.0     $ 52.5

Prior period sold receivables and
paydown activity..................     36.0      18.6       54.6         22.5       1.3     23.8       7.8      (1.6)       6.2
                                     ------    ------     ------       ------    ------   ------    ------    ------     ------
Total sold receivables outstanding
at end of period..................   $ 47.4    $ 18.6     $ 66.0       $ 29.9    $  1.3   $ 31.2    $ 41.3    $ 17.4     $ 58.7
                                     ======    ======     ======       ======    ======   ======    ======    ======     ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Securitization Income

    The following table summarizes the pre-tax profit impact of securitizations reported in investment and other income related to securitizations for the periods indicated:



                                                        First Quarter                    Full Year 2001
                                                      ------------------          ------------------------------
                                                                         (in millions)

                                                        2002      2001              2001        2000      1999
                                                      --------  --------          ---------   --------  --------
   Gains on sales of receivables.................     $   217   $   211           $    739     $   14   $    83
   SFAS No. 133 fair value basis adjustment......          (4)      (41)              (327)         -         -
                                                      -------   -------           --------    -------   -------
        Net gain.................................      $  213   $   170            $   412     $   14   $    83

   Servicing fees collected......................         158        91                456        190       136
   Interest income from retained securities......         152        42                379        152       173
   Excess spread and other.......................         115        14                186        201        41
                                                      -------   -------           --------    -------   -------
   Total investment and other income related to
     securitizations.............................      $  638   $   317            $ 1,433     $  557    $  433
                                                       ======   =======            =======     ======    ======

  Memo:
    Total investment and other income related to
    securitizations (excluding SFAS No. 133).....     $   642   $   358            $ 1,760     $  557    $  433
    Receivables sold...............................    11,390     7,410             52,533     21,618    12,910
    Servicing portfolio as of period-end...........    66,029    31,200             58,748     28,366    19,471
    Gain per dollar of retail receivables sold
    (excluding SFAS No. 133......................        1.9%      2.9%               2.2%       0.1%      0.6%




    In the first quarter of 2002, securitization revenue reported in investment and other income related to securitizations was $638 million, compared with $317 million in the first quarter of 2001. The increase of $321 million was primarily related to higher servicing fees, interest income and excess spread resulting from higher outstanding sold receivables.

    In the first quarter of 2002, gains on sales of receivables were comparable with gains reported in the first quarter of 2001. The effect of a higher amount of retail receivables sold in the first quarter of 2002 was largely offset by a lower gain per dollar of receivables sold. The gain per dollar of receivables sold in the first quarter of 2002 was about 2%, down from 3% in the first quarter of 2001. This decrease resulted from the relatively stable interest rate environment compared to the declining rate environment a year ago.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Effect of Securitization Activity on Financial Reporting

    The sale of receivables has the impact of reducing our financing margins in the year the receivables are sold as well as in future years. The following table shows the estimated net after tax impact of securitizations (excluding SFAS No. 133) for the periods indicated:


                                                                 First Quarter                  Full Year
                                                              --------------------   --------------------------------
                                                                2002        2001       2001         2000       1999
                                                              --------    --------   ---------    --------   --------
                                                                                   (in millions)
Total investment and other income related  to
    securitizations (excluding SFAS No. 133)..............     $  642      $  358     $ 1,760      $  557     $  433

Impact of current-year receivable sales on financing
    margin................................................     $ (107)     $  (63)    $(1,059)     $ (243)    $ (218)
Impact of prior-year receivable sales on financing
    margin................................................       (644)       (186)       (611)       (521)      (158)
                                                               ------      ------     -------      ------     ------
    Total impact of receivable sales on financing
        margin............................................     $ (751)     $ (249)    $(1,670)     $ (764)    $ (376)
                                                               ------      ------     -------      ------     ------
   Pre-tax impact of securitization.......................     $ (109)     $  109     $    90      $ (207)    $   57
   Provision for income taxes.............................         40         (40)        (33)         77        (21)
                                                               ------    --------     -------      ------     ------
After-tax impact of securitization........................     $  (69)     $   69     $    57      $ (130)    $   36
                                                               ======    ========     =======      ======     ======


Memo: First quarter 2002 compared with first quarter 2001..    $ (138)          -           -           -          -


        The above table does not show the lower cost of secured funding compared with unsecured funding.


Changes in Accounting Standards

    New Accounting Standards. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the method of accounting for goodwill and intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer amortized, but are subject to an annual impairment test. As of March 31, 2002, our net goodwill and intangible assets, having various amortization periods, was approximately $200 million. Adoption of this standard did not have a material effect on our financial statements.

    The Financial Accounting Standards Board (FASB) plans to issue an interpretation of Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries, that will address issues related to identifying and accounting for special purpose entities (SPEs). The scope of the interpretation is expected to exclude QSPEs as defined in SFAS No.
140. The interpretation is expected to introduce a concept that the primary beneficiary of the activities of a SPE would be required to consolidate the SPE unless the SPE meets certain independent economic substance criteria. Until the interpretation is issued in final form, we cannot assess the impact the interpretation may have on our accounting for SPEs.

    We will adopt SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on
May 15, 2002. SFAS No. 145 describes the accounting by a lessee for certain lease modifications. Adoption of this standard is not expected to have a material effect on our financial statements.


Other Financial Information

         The interim financial information included in this 10-Q Report has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

Cautionary Statement Regarding Forward Looking Statements

    Statements included in this Report or incorporated by reference into this Report may constitute "forward-looking statements" within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "will," "project," "future" and "should" and similar expressions are intended to identify forward-looking statements, and these statements are based on our current expectations and assumptions concerning future events. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such statements, including:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


    Automotive Related:

    o A significant decline in automotive industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth or other factors;

    o Lower-than-anticipated market acceptance of new or existing Ford products;

    o Increased safety, emissions or other regulations resulting in higher costs and/or sales restrictions;

    o   Work stoppages at key Ford or supplier facilities;

    o The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

    Ford Credit Related:

    o Higher-than-expected credit losses resulting in increased credit loss reserves;

    o Collection and servicing problems related to our finance receivables and net investment in operating leases;

    o   Lower-than-anticipated residual values for leased vehicles;


General:

    o   Currency or interest rate fluctuations;

    o   Availability of securitization as a source of funding;

    o A credit rating downgrade, labor or other constraints on Ford's or our ability to restructure Ford's or our business;

    o   Ford's or our inability to implement the Revitalization Plan; and

    o Major capital market disruptions that could prevent Ford or us from having access to the capital markets or that would limit our liquidity.


Additional Information

    More information about our business can be found in our 10-K Report. In our 10-K Report, we discuss in greater detail our business, critical accounting policies, products, market share and volume, receivables, credit losses, residual risks, securitization and the use of special purpose entities, funding and liquidity, and capital adequacy. Additionally, our annual financial statements and selected Ford information are included in our 10-K Report.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In our 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. We assess our exposure to interest rate changes by performing a sensitivity analysis, that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points (or 1%) across all maturities. Under this model, we estimate that at March 31, 2002, all else constant, such an increase would reduce our net earnings by approximately $20 million over the next 12 months, compared with $50 million at December 31, 2001. This change is primarily explained by the reduction of our short-term debt and the increase in our equity though a suspension of our fourth quarter 2001 and first quarter 2002 dividend payment to Ford as well as a capital contribution from Ford in January.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings


    Fair Lending Class Action. (Previously discussed on page 7 of the 10-K Report.) On April 18, 2002, the U.S. District Court, Northern District of Illinois issued an order denying plaintiff's motion for class certification in the Rodriguez case. One additional purported nation-wide class action (Claybrook, et. al. v. PRIMUS) was filed on April 16, 2002 in federal court in Tennessee against PRIMUS Automotive Financial Services, Inc., a subsidiary of Ford Credit. Claybrook involves allegations similar to those alleged in Jones.

    In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability expenditures or costs could also have a material adverse affect on our business, results of operations, financial condition and liquidity. For a discussion of pending cases against Ford see Item 5 of Part II of this Report.





Item 2.  Changes in Securities

     Not required.



Item 3.  Defaults Under Senior Securities

     Not required.



Item 4.  Submission of Matters to a Vote of Security Holders

     Not required.





ITEM 5.  Other Information
    You can find additional information about Ford's operating results and material litigation in Part I and Item 1 of Part II of Ford's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, which has been included as an exhibit to this Report and is incorporated herein by this reference.

ITEM 6.  Exhibits and Reports on Form 8-K


    (a) Exhibits:  please refer to Exhibit Index


    (b) Reports on Form 8-K during the quarter ended March 31, 2002:




                                                                                  FINANCIAL
        DATE OF REPORT                       ITEM                             STATEMENTS FILED

January 3, 2002                     Item 5 - Other Events               None

January 11, 2002                    Item 5 - Other Events               None

January 17, 2002                    Item 5 - Other Events               News Release dated January 17, 2002
                                                                        of Ford Motor Credit Company
                                                                        with attachment and news release
                                                                        dated January 17, 2002 of Ford
                                                                        Motor Company with attachments.

February 1, 2002                    Item 5 - Other Events               None

February 22, 2002                   Item 5 - Other Events               2001 Audit of Consolidated Financial
                                                                        Statements of Ford Motor Credit Company
                                                                        and Subsidiaries together with the
                                                                        Report of Independent Accountants of
                                                                        PricewaterhouseCoopers LLP.

March 1, 2002                       Item 5 - Other Events               None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FORD MOTOR CREDIT COMPANY
                              (Registrant)

May 15, 2002                 /s/ Bibiana Boerio
                              Bibiana Boerio
                              Executive Vice President,
                              Chief Financial Officer
                              and Treasurer

                        Report of Independent Accountants

To the Board of Directors and Stockholder of Ford Motor Credit Company:


We have reviewed the accompanying condensed consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of March 31, 2002 and 2001, and the related condensed consolidated statements of income and of earnings retained for use in the business for each of the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Ford Motor Credit Company's management.


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


We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
April 16, 2002



                                              FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                                                             EXHIBIT INDEX


  Sequential
  Designation                          Description                               Method of Filing
 -------------                         -----------                               -----------------

  Exhibit 12             Calculation of ratio of earnings to                      Filed with this Report.
                         fixed charges of Ford Credit

  Exhibit 15             Letter from PricewaterhouseCoopers LLP                   Filed with this Report.
                         dated May 15, 2002, regarding unaudited
                         interim financial information.

  Exhibit 99             Part I, sections of Item 1 of Part II and Exhibit        Filed with this Report
                         12 of Ford Motor Company's Quarterly Report on Form
                         10-Q for the quarterly period ended March 31, 2002.
