Form 10-Q
period 2002-06-30
FORD MOTOR CREDIT CO
filed 2002-08-13
CIK 38009

Ford Motor Credit Company

QUARTERLY REPORT
ON FORM 10-Q

for the quarter ended
June 30, 2002

Filed pursuant to Section 13
of the Securities Exchange Act of 1934

Part I
Item 1 Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Financial Condition
Credit Ratings
Funding and Liquidity
Sales of Receivables and Securitization
Outlook
Cautionary Statement Regarding Forward Looking Statements
Changes in Accounting Standards
Other Financial Information
Additional Information
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
Report of Independent Accountants
Exhibit Index
Calculation of Ratio of Earnings to Fixed Charges
Letter from PricewaterhouseCoopers LLP
Exhibit 99.1
Certification of CFO
Certification of CEO

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of August 12, 2002. No voting stock of the registrant is held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     This Report incorporates by reference Part I, sections of Item 1 of Part II, Exhibit 12 and Exhibit 15 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE E-1

ITEM 1. FINANCIAL STATEMENTS — The interim financial data presented herein are unaudited, but in our opinion reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. We refer you to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the “10-K Report”). We are not presenting information relating to earnings per share because we are an indirect wholly owned subsidiary of Ford Motor Company (“Ford”). Certain amounts in prior period’s financial statements have been reclassified to conform with current period presentations.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
and of Earnings Retained for Use in the Business
For the Periods Ended June 30, 2002 and 2001
(in millions)

	Second Quarter		First Half

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$2,863.2	$2,938.3	$5,832.0	$5,845.1
Retail	1,902.3	2,133.1	3,847.9	4,180.2
Wholesale	215.2	738.3	451.4	1,531.9
Other	87.7	117.0	180.1	247.6

Total financing revenue	5,068.4	5,926.7	10,311.4	11,804.8

Depreciation on operating leases	(2,216.6)	(2,250.0)	(4,472.8)	(4,371.4)
Interest expense	(1,748.5)	(2,347.7)	(3,630.3)	(4,773.7)

Net financing margin	1,103.3	1,329.0	2,208.3	2,659.7

Other revenue
Investment and other income related to securitizations	519.1	231.9	1,157.4	548.8
Insurance premiums earned	66.7	60.0	128.1	119.8
Other income	239.9	155.0	405.3	370.6

Total financing margin and revenue	1,929.0	1,775.9	3,899.1	3,698.9

Expenses
Operating expenses	665.2	632.0	1,289.5	1,266.8
Provision for credit losses	659.7	485.4	1,551.7	1,103.3
Other insurance expenses	79.0	74.2	125.6	118.8

Total expenses	1,403.9	1,191.6	2,966.8	2,488.9

Income before income taxes and minority interests	525.1	584.3	932.3	1,210.0
Provision for income taxes	194.8	216.8	345.9	448.9

Income before minority interests	330.3	367.5	586.4	761.1
Minority interests in net income of subsidiaries	0.2	0.8	0.5	0.9

Net income	330.1	366.7	585.9	760.2

Earnings retained for use in the business
Beginning of period	8,966.6	8,415.8	8,710.8	8,272.3
Dividends	—	—	—	(250.0)

End of period	$9,296.7	$8,782.5	$9,296.7	$8,782.5

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(in millions)

	June 30,	December 31,	June 30,
	2002	2001	2001

	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$4,306.5	$2,945.3	$1,524.1
Investments in securities	577.8	525.9	561.2
Finance receivables, net	106,297.4	108,133.1	124,588.2
Net investment, operating leases	37,635.6	39,334.9	39,627.1
Retained interest in securitized assets	11,514.7	12,548.4	6,961.4
Notes and accounts receivable from affiliated companies	1,770.9	2,529.0	2,569.6
Derivative financial instruments	4,643.8	1,568.3	936.2
Other assets	5,820.5	5,511.5	5,277.0

Total assets	$172,567.2	$173,096.4	$182,044.8

Liabilities and Stockholder’s Equity
Liabilities
Accounts payable
Trade, customer deposits, and dealer reserves	$2,149.9	$1,174.0	$3,107.0
Affiliated companies	1,346.5	1,005.6	910.7

Total accounts payable	3,496.4	2,179.6	4,017.7

Debt	142,666.9	146,343.7	153,856.1
Deferred income taxes	5,041.6	4,591.5	4,657.0
Derivative financial instruments	1,495.6	2,058.4	2,125.9
Other liabilities and deferred income	6,148.0	5,921.6	5,389.8

Total liabilities	158,848.5	161,094.8	170,046.5

Minority interests in net assets of subsidiaries	18.3	17.8	16.8

Stockholder’s Equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25.0	25.0	25.0
Paid-in surplus (contributions by stockholder)	5,156.8	4,457.7	4,265.8
Accumulated other comprehensive loss	(778.1)	(1,209.7)	(1,091.8)
Retained earnings	9,296.7	8,710.8	8,782.5

Total stockholder’s equity	13,700.4	11,983.8	11,981.5

Total liabilities and stockholder’s equity	$172,567.2	$173,096.4	$182,044.8

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Periods Ended June 30, 2002 and 2001
(in millions)

	First Half

	2002	2001

	(Unaudited)
Cash flows from operating activities
Net income	$585.9	$760.2
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,551.7	1,103.3
Depreciation and amortization	4,684.0	4,624.8
Gain on sales of finance receivables	(231.0)	(219.4)
Increase in deferred income taxes	337.4	437.5
Decrease/(increase) in other assets	261.2	(314.7)
Increase/(decrease) in other liabilities	1,122.5	(1,467.0)
All other operating activities	(207.6)	107.9

Net cash provided by operating activities	8,104.1	5,032.6

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(26,378.9)	(31,380.7)
Collection of finance receivables (other than wholesale)	17,190.1	16,314.5
Purchase of operating lease vehicles	(10,938.9)	(14,326.8)
Liquidation of operating lease vehicles	8,200.3	8,825.6
Increase in wholesale receivables	(5,924.7)	(2,359.0)
Decrease in notes receivable with affiliates	2,739.8	917.9
Proceeds from sale of receivables	19,430.4	10,132.0
Purchase of investment securities	(317.9)	(479.6)
Proceeds from sale/maturity of investment securities	266.0	465.8
All other investing activities	196.8	(188.5)

Net cash provided/(used) by investing activities	4,463.0	(12,078.6)

Cash flows from financing activities
Proceeds from issuance of long-term debt	10,784.8	23,541.5
Principal payments on long-term debt	(14,016.3)	(6,884.8)
Decrease in short-term debt	(8,890.4)	(8,910.8)
Cash dividends paid	—	(250.0)
All other financing activities	699.1	121.4

Net cash (used)/provided by financing activities	(11,422.8)	7,617.3

Effect of exchange rate changes on cash and cash equivalents	216.9	(170.4)

Net change in cash and cash equivalents	1,361.2	400.7

Cash and cash equivalents, beginning of period	2,945.3	1,123.4

Cash and cash equivalents, end of period	$4,306.5	$1,524.1

Supplementary cash flow information
Interest paid	$3,454.7	$4,440.7
Taxes paid	155.5	107.8

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements

Note 1. Finance Receivables, Net (in millions)

	June 30,	December 31,	June 30,
	2002	2001	2001

	(Unaudited)		(Unaudited)
Retail	$81,210.1	$85,478.3	$80,799.9
Wholesale	16,708.3	15,610.3	36,090.8
Other	10,982.8	9,321.2	9,043.1

Total finance receivables, net of unearned income	108,901.2	110,409.8	125,933.8
Less: Allowance for credit losses	(2,603.8)	(2,276.7)	(1,345.6)

Finance receivables, net	$106,297.4	$108,133.1	$124,588.2

Memo: Managed receivables (including net
investment in operating leases)	$209,633.0	$206,268.0	$198,015.3

Note 2. Debt (in millions)

	June 30,	December 31,	June 30,
	2002	2001	2001

	(Unaudited)		(Unaudited)
Short-Term Debt
Commercial paper	$8,328.0	$15,664.0	$33,658.2
Ford Money Market Account	4,677.8	4,051.4	4,144.2
Other short-term debt (a)	2,689.9	3,002.3	3,326.3

Total short-term debt	15,695.7	22,717.7	41,128.7

Long-Term Debt
Unsecured senior indebtedness (b)
Notes payable within one year (c)	26,870.2	21,274.9	18,962.4
Notes payable after one year (d)	100,182.1	102,398.4	93,786.0
Unamortized discount	(81.1)	(47.3)	(21.0)

Total long-term debt	126,971.2	123,626.0	112,727.4

Total debt	$142,666.9	$146,343.7	$153,856.1

Weighted-Average Interest Rate (e)
Total short-term debt	4.99%	4.69%	5.45%
Total long-term debt	5.14	5.73	6.52
Total Debt	5.13%	5.55%	6.22%

(a)	Includes $638.0 million, $288.0 million, and $374.9 million with affiliated companies at June 30, 2002, December 31, 2001, and June 30, 2001, respectively.

(b)	Unsecured senior notes mature at various dates through 2078.

(c)	Includes $295.0 million, $477.3 million, and $933.1 million with affiliated companies at June 30, 2002, December 31, 2001, and June 30, 2001, respectively.

(d)	Includes $668.2 million, $963.2 million, and $1,089.0 million with affiliated companies at June 30, 2002, December 31, 2001, and June 30, 2001, respectively.

(e)	Average interest rates for the quarter reflect average period rates and include the effects of interest rate swap agreements.

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements-Continued

Note 3. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (in millions)

Non-cash adjustments to income and to stockholder’s equity for the second quarter and the first half for the years indicated, including the January 1, 2001 transition adjustment, were (in millions):

	Second Quarter		First Half

	2002	2001	2002	2001

Income/(loss) before income taxes (a)	$(22)	$(51)	$1	$(71)
Net income/(loss)	(13)	(32)	1	(45)
Stockholders’ equity (b)	9	28	193	(453)

(a)	Recorded in investment and other income related to securitizations and in other income.
(b)	Recorded in accumulated other comprehensive income/(loss).

Note 4. Comprehensive Income (in millions)

	Second Quarter		First Half

	2002	2001	2002	2001

Net income	$330.1	$366.7	$585.9	$760.2
Other comprehensive income/(loss)	336.2	(42.7)	431.6	(708.1)

Total comprehensive income/(loss)	$666.3	$324.0	$1,017.5	$52.1

Other comprehensive income includes foreign currency translation adjustments, net unrealized gains and losses on investments in securities, unrealized gains and losses on derivative instruments, and unrealized gains and losses or retained interests in securitized assets.

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes to Financial Statements-Continued

Note 5. Segment Information (in millions)

Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International.

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

		(Unaudited)
Second Quarter
2002
Revenue (a)	$5,837.0	$927.0	$(869.9)	$5,894.1
Income (b)
Income before income taxes	381.6	158.5	(15.0)	525.1
Provision for income taxes	146.3	55.5	(7.0)	194.8
Net income	235.3	103.0	(8.2)	330.1
Other disclosures (a)
Depreciation on operating leases	1,983.3	127.7	105.6	2,216.6
Interest expense	1,955.4	382.0	(588.9)	1,748.5

2001
Revenue (a)	$6,203.1	$901.1	$(730.6)	$6,373.6
Income (b)
Income before income taxes	539.2	94.3	(49.2)	584.3
Provision for income taxes	201.9	33.0	(18.1)	216.8
Net income	337.3	61.3	(31.9)	366.7
Other disclosures (a)
Depreciation on operating leases	2,027.6	127.2	95.2	2,250.0
Interest expense	2,323.0	424.8	(400.1)	2,347.7

(a)	Operating segments are presented on a managed asset basis (managed assets include owned and sold receivables) for these items. Therefore eliminations/reclassifications include adjustments to reconcile to financial statement results.

(b)	Eliminations/reclassifications largely reflect the impact of SFAS No. 133.

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes to Financial Statements-Continued

Note 5. Segment Information (in millions)- continued

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

First Half
2002
Revenue (a)	$11,826.8	$1,795.0	$(1,619.6)	$12,002.2
Income (b)
Income before income taxes	660.7	259.4	12.2	932.3
Provision for income taxes	249.7	91.4	4.8	345.9
Net income	411.0	168.0	6.9	585.9
Other disclosures (a)
Depreciation on operating leases	4,005.6	256.9	210.3	4,472.8
Interest expense	3,928.1	786.6	(1,084.4)	3,630.3
Finance receivables (including net investment in operating leases)	173,506.1	36,061.6	(65,634.7)	143,933.0
Total assets	185,981.8	37,347.1	(50,761.7)	172,567.2

2001
Revenue (a)	$12,268.1	$1,772.5	$(1,196.6)	$12,844.0
Income (b)
Income before income taxes	1,096.8	183.1	(69.9)	1,210.0
Provision for income taxes	410.3	64.1	(25.5)	448.9
Net income	686.5	119.0	(45.3)	760.2
Other disclosures (a)
Depreciation on operating leases	3,947.3	231.5	192.6	4,371.4
Interest expense	4,709.7	872.3	(808.3)	4,773.7
Finance receivables (including net investment in operating leases)	167,483.9	29,136.9	(32,405.5)	164,215.3
Total assets	174,791.2	31,965.4	(24,711.8)	182,044.8

(a)	Operating segments are presented on a managed asset basis (managed assets include owned and sold receivables) for these items. Therefore eliminations/reclassifications include adjustments to reconcile to financial statement results.

(b)	Eliminations/reclassifications largely reflect the impact of SFAS No. 133.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are the world’s largest automotive finance company based on the dollar value of the portfolio of finance receivables and operating leases we own and manage. We provide vehicle and dealer financing in 36 countries to more than 11 million customers and more than 12,500 automotive dealers. Our principal executive offices are located at One American Road, Dearborn, Michigan 48126 and our telephone number is (313) 322-3000.

Results of Operations

Second Quarter 2002 Compared with Second Quarter 2001

     Net Income. We earned $330 million in the second quarter of 2002, down $37 million or 10% compared with earnings of $367 million a year ago. Excluding adjustments related to Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, our net operating income in the second quarter of 2002 was $343 million, down $56 million or 14% from a year ago.

     Compared with the second quarter of 2001, our lower earnings reflected higher actual credit losses and the unfavorable impact of securitizations, offset partially by higher earnings in international markets, primarily the impact of currency, and higher amounts of managed receivables. Higher actual credit losses reflected higher levels of unemployment and bankruptcies in the United States. Over the past 12 months, our increased securitizations have resulted in lower owned receivables and related revenue, offset partially by higher income from assets retained in securitizations, which includes primarily excess spread and interest income related to retained securities, and servicing fees.

     Business Segments. Results of our operations by business segment for the second quarter of 2002 and 2001 are shown below:

	Second Quarter

			2002 Over/(Under) 2001

	2002	2001	Amounts	Percentage

		(in millions)
Ford Credit North America	$235	$337	$(102)	(30)%
Ford Credit International	103	61	42	69
Eliminations/reclassifications	5	1	4

Total Net Operating Income	$343	$399	$(56)	(14)%
SFAS No. 133	(13)	(32)	19

Net Income	$330	$367	$(37)	(10)%

     Ford Credit North America earnings were $235 million in the second quarter of 2002, down $102 million or 30% compared with earnings of $337 million a year ago. This decline reflected primarily higher actual credit losses and the net unfavorable impact of securitizations.

     Ford Credit International earnings were $103 million in the second quarter of 2002, up $42 million or 69% compared with earnings of $61 million a year ago. This increase reflected primarily the impact of currency (as a result of the settlements of U.S. dollar-denominated debt in South America at exchange rates more favorable than those assumed for year-end 2001 accruals), higher amounts of managed receivables in Europe, and improved operating profits in Latin America.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Half 2002 Compared with First Half 2001

     Net Income. We earned $586 million in the first half of 2002, down $174 million or 23% compared with earnings of $760 million a year ago. Excluding adjustments related to SFAS No. 133, our net operating income in the first half of 2002 was $585 million, down $220 million or 27% from a year ago.

     Compared with the first half of 2001, our lower earnings reflected the unfavorable impact of securitizations and higher actual credit losses, offset partially by a higher amount of managed receivables and higher net financing margins. Over the past 12 months, our increased securitizations have resulted in lower owned receivables and related revenue, offset partially by higher income from assets retained in securitizations, which includes primarily excess spread and interest income related to retained securities, and servicing fees. Higher actual credit losses reflected higher levels of unemployment and bankruptcies in the United States.

     Business Segments. Results of our operations by business segment for the first half of 2002 and 2001 are shown below:

	First Half

			2002 Over/(Under) 2001

	2002	2001	Amounts	Percentage

		(in millions)
Ford Credit North America	$411	$687	$(276)	(40)%
Ford Credit International	168	119	49	41
Eliminations/reclassifica tions	6	(1)	7

Total Net Operating Income	$585	$805	$(220)	(27)%
SFAS No. 133	1	(45)	46

Net Income	$586	$760	$(174)	(23)%

     Ford Credit North America earnings were $411 million in the first half of 2002, down $276 million or 40% compared with earnings of $687 million a year ago. This decline reflected primarily higher actual credit losses and the net unfavorable impact of securitizations.

     Ford Credit International earnings were $168 million for the first half of 2002, up $49 million or 41% compared with earnings of $119 million a year ago. This increase reflected primarily the impact of currency (as a result of the settlements of U.S. dollar-denominated debt in South America at exchange rates more favorable than those assumed for year-end 2001 accruals), non-recurrence of one-time losses in Brazil, and higher amounts of managed receivables in Europe.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Placement Volume and Financing Share

     Our worldwide financing contract volumes for new and used vehicles are shown below:

	Second Quarter		First Half		Full Year

	2002	2001	2002	2001	2001	2000	1999	1998

		(in thousands)
Installment sales and finance lease	821	1,089	1,675	2,092	4,495	3,777	3,428	3,030
Operating lease	245	306	444	565	1,050	1,228	1,065	1,138

Total financing volume	1,066	1,395	2,119	2,657	5,545	5,005	4,493	4,168

United States	631	945	1,294	1,798	3,819	3,525	3,139	2,794
Europe	246	261	484	490	988	795	829	800
Other international	189	189	341	369	738	685	525	574

Total financing volume	1,066	1,395	2,119	2,657	5,545	5,005	4,493	4,168

     Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of Ford brand vehicles acquired by dealers in Europe:

	Second Quarter		First Half		Full Year

	2002	2001	2002	2001	2001	2000	1999	1998

United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	37%	47%	40%	48%	54%	51%	47%	42%
Wholesale	85	86	85	86	84	84	84	83

Europe
Financing share — Ford
Retail installment and lease	35%	38%	34%	34%	37%	32%	33%	33%
Wholesale	96	98	96	97	97	97	96	95

     Worldwide. Our financing contract volumes were about 1.1 million in the second quarter of 2002, down 329,000 contracts or 24% compared with a year ago. In the first half of 2002, financing contract volumes were about 2.1 million, down 538,000 contracts or 20% compared with a year ago.

     United States. Our total financing contract volumes in the United States were 631,000 in the second quarter of 2002, down 314,000 contracts or 33% compared with a year ago. This decline resulted primarily from lower Ford vehicle sales, lower financing share of these sales, and lower used (primarily non-prime) retail installment financing. In addition, lower operating lease contracts reflected primarily the increased use of Ford-sponsored low-rate financing, which made retail installment sale financing more attractive compared with leasing. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 37% in the second quarter of 2002 compared with 47% a year ago. Our lower financing share reflected primarily changes in Ford-sponsored incentive programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     In the first half of 2002, our total financing contract volumes were about 1.3 million, down 504,000 contracts or 28% compared with a year ago. Our financing share in the first half of 2002 was 40% compared with 48% a year ago. This overall decrease resulted from the same factors discussed above.

     Europe. Our total financing contract volumes in Europe were 246,000 in the second quarter of 2002, down 15,000 contracts or 6% compared with a year ago. The decrease in contract volumes reflected lower operating lease contract volume resulting from lower industry and Ford brand sales, offset partially by higher installment sales contracts. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 35% in the second quarter of 2002 compared with 38% in the prior year.

     In the first half of 2002, our financing contract volumes were 484,000, down 6,000 contracts or 1% compared with a year ago. Our financing share in the first half of 2002 was 34%, unchanged from a year ago.

Finance Receivables and Operating Leases

     Our worldwide owned and managed finance receivables, net of allowance for credit losses, and net investment in operating leases are shown below:

	June 30,		December 31,

	2002	2001	2001	2000	1999	1998

	(in billions)
Outstanding Receivables — Owned
Finance receivables
Retail installment	$78.9	$79.6	$83.4	$79.9	$75.4	$66.7
Wholesale	16.5	36.0	15.4	33.7	26.1	22.4
Other	10.9	9.0	9.3	8.5	7.2	6.8

Total finance receivables, net	$106.3	$124.6	$108.1	$122.1	$108.7	$95.9
Net investment in operating leases	37.6	39.6	39.3	38.5	32.9	34.6

Total owned	$143.9	$164.2	$147.4	$160.6	$141.6	$130.5

Memo: Allowance for credit losses included above	$3.1	$1.7	$2.8	$1.6	$1.5	$1.5

Outstanding Receivables — Managed
Finance receivables
Retail installment	$123.5	$111.8	$124.8	$105.9	$89.9	$74.5
Wholesale	37.6	37.3	32.8	36.1	31.1	28.1
Other	10.9	9.0	9.3	8.5	7.2	6.8

Total finance receivables, net	$172.0	$158.1	$166.9	$150.5	$128.2	$109.4
Net investment in operating leases	37.6	39.8	39.4	38.6	33.0	34.6

Total managed	$209.6	$197.9	$206.3	$189.1	$161.2	$144.0

Memo: Allowance for credit losses included above	$3.7	$2.2	$3.3	$2.1	$1.7	$1.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Owned Receivables. On an owned basis, finance receivables, net of allowances for credit losses, and net investment in operating leases at June 30, 2002 were $143.9 billion, $20.3 billion lower than June 30, 2001 and $3.5 billion lower than December 31, 2001. These decreases resulted primarily from higher sales of U.S. retail and wholesale receivables in securitizations over the last 12 months.

     Managed Receivables. Total managed receivables at June 30, 2002 were $209.6 billion, up $11.7 billion from June 30, 2001. This increase compared with a year ago reflected primarily higher contract volumes of retail receivables, mainly in the second half of 2001, resulting from Ford-sponsored low-rate financing programs.

Credit Loss Experience

     The following table shows our net credit losses and loss-to-receivables ratios for our worldwide owned and managed portfolios:

	Second Quarter		First Half		Full Year

	2002	2001	2002	2001	2001	2000	1999	1998

				(in millions)
Owned
Net Credit Losses
Retail installment and lease	$527	$383	$1,097	$803	$2,055	$1,283	$995	$1,031
Wholesale	7	5	16	8	32	14	3	9
Other	14	0	21	0	24	0	2	(1)

Total	$548	$388	$1,134	$811	$2,111	$1,297	$1,000	$1,039

Loss-to-receivables
Retail installment and lease	1.84%	1.30%	1.90%	1.38%	1.71%	1.09%	0.95%	1.08%
Wholesale	0.19	0.06	0.21	0.05	0.13	0.05	0.01	0.04
Total including other	1.56%	0.95%	1.61%	1.01%	1.35%	0.84%	0.74%	0.85%

Managed
Net Credit Losses
Retail installment and lease	$617	$511	$1,284	$993	$2,272	$1,410	$1,164	$1,166
Wholesale	7	5	16	8	34	15	3	11
Other	14	0	21	0	24	0	2	(1)

Total	$638	$516	$1,321	$1,001	$2,330	$1,425	$1,169	$1,176

Loss-to-receivables
Retail installment and lease	1.54%	1.34%	1.60%	1.32%	1.45%	1.00%	0.97%	1.07%
Wholesale	0.09	0.05	0.10	0.05	0.10	0.05	0.01	0.04
Total including other	1.24%	1.06%	1.29%	1.05%	1.20%	0.81%	0.78%	0.86%

     Overview. The majority of our credit losses are related to retail installment sale and lease contracts. These credit losses depend primarily on the number of vehicle repossessions, the unpaid balance at the time of repossession, and the net resale value at auction of the repossessed vehicles. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts. Other credit losses reflect mainly charge-offs for non-performing dealer capital loans.

     Credit Losses. In the second quarter of 2002, credit losses for our owned portfolio were $548 million, $160 million higher than a year ago. Higher credit losses reflected higher levels of unemployment and bankruptcies in the United States. These weaker economic conditions resulted in both a higher frequency and a higher severity of defaults.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Credit losses for our managed portfolio were $638 million, $122 million higher than a year ago for the same reasons identified for the owned portfolio. For our United States Ford brand portfolio, the over 60-day delinquency ratio was 0.29% in the second quarter of 2002, down from 0.31% a year ago. Including accounts where the borrower has filed for bankruptcy, the over 60-day delinquency ratio was 0.57% in the second quarter of 2002, up from 0.55% in the second quarter of 2001.

     In the first half of 2002, credit losses for our owned portfolio were $1,134 million, $323 million higher than a year ago. Credit losses for our managed portfolio were $1,321 million, $320 million higher than a year ago. These increases reflected the same factors that caused the increase in the second quarter of 2002.

     Loss-To-Receivables – Owned Portfolio. In the second quarter of 2002, the loss-to-receivables ratio for our owned portfolio was 1.56% compared with 0.95% a year ago. In the first half of 2002, the loss-to-receivables ratio for our owned portfolio was 1.61% compared with 1.01% a year ago. These increases reflected primarily higher net credit losses resulting from higher levels of unemployment and bankruptcies in the United States, and higher sales of wholesale receivables in securitizations. Excluding the impact of securitizing wholesale receivables, the loss-to-receivables ratio for our owned portfolio would have been 1.36% for the second quarter of 2002 and 1.42% for the first half of 2002.

     Loss-To-Receivables – Managed Portfolio. In the second quarter of 2002, the loss-to-receivable ratio for our managed portfolio was 1.24% compared with 1.06% a year ago. In the first half of 2002, the loss-to-receivables ratio for our managed portfolio was 1.29% compared with 1.05% a year ago. These increases reflected primarily higher net credit losses resulting from higher levels of unemployment and bankruptcies in the United States.

Allowance for Credit Losses

     Our allowance for credit losses, and our allowance for credit losses as a percentage of end-of-period net receivables, for our worldwide owned and managed portfolios are shown below:

	June 30,		December 31,

	2002	2001	2001	2000	1999	1998

			(in billions)
Owned
Allowance for Credit Losses	$3.1	$1.7	$2.8	$1.6	$1.5	$1.5
As a percentage of net receivables	2.16%	1.03%	1.86%	1.02%	1.04%	1.19%

Managed *
Allowance for Credit Losses	$3.7	$2.2	$3.3	$2.1	$1.7	$1.7
As a percentage of net receivables	1.77%	1.11%	1.60%	1.10%	1.04%	1.17%

*	The allowance for credit losses for sold receivables is a component of the managed allowance for credit losses. The allowance for credit losses on sold receivables is accounted for in determining the recorded amount of our interest-only strip assets, which are included in retained interest in securitized assets. This allowance may be used to absorb credit losses related to sold receivables only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Lease Termination Volumes and Return Rates

     Our worldwide net investment in operating leases at June 30, 2002 was $37.6 billion, down $2 billion from a year ago. The Ford Credit North America net investment in operating leases was $33.2 billion, or 88% of our worldwide total. Our termination volumes and return rates for Ford Credit North America are shown below:

	Second Quarter		First Half			Full Year

	2002	2001	2002	2001	2001	2000	1999

Termination volumes (000)	218	182	397	339	631	629	864
Return rates	61%	61%	61%	60%	62%	63%	70%

     In the second quarter of 2002, termination volumes were 218,000, up 20% from a year ago, reflecting the high volume of lease contracts originated in 1999 and 2000 that terminated during the second quarter. Return rates were unchanged from a year ago.

Credit Ratings

     Our credit ratings are unchanged from those reported in our 10-K Report for the year ended December 31, 2001. On August 8, 2002, Moody’s and Standard & Poor’s each publicly stated that they are not anticipating any imminent ratings actions regarding our credit ratings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funding and Liquidity

     Cash and Cash Equivalents. At June 30, 2002, our cash and cash equivalents totaled $4.3 billion. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. We refer to this excess funding as “overborrowings”. Of the $4.3 billion of cash and cash equivalents, $3.3 billion represented these overborrowings.

     Debt and Securitized Funding. Our funding strategy continues to be focused on improving liquidity and sustaining diverse and competitive funding sources. Our outstanding debt and securitized funding were as follows on the dates indicated:

	June 30,			December 31,

	2002	2001	2001	2000	1999	1998

	(in billions)
Debt
Commercial paper	$8.3	$33.7	$15.7	$42.3	$43.1	$46.2
Ford Money Market Account	4.7	4.3	4.0	3.7	2.8	2.6
Other short-term debt	2.7	3.2	3.0	4.1	4.0	4.9

Short-term debt	15.7	41.2	22.7	50.1	49.9	53.7
Long-term debt (including notes payable within one year)	127.0	112.7	123.6	96.2	83.2	61.3

Total debt	$142.7	$153.9	$146.3	$146.3	$133.1	$115.0

Securitized funding
Servicing portfolio	$65.7	$33.5	$58.7	$28.4	$19.5	$13.5
Retained interest in securitized assets	(11.5)	(7.0)	(12.5)	(3.7)	(3.5)	(1.3)

Total securitized funding	54.2	26.5	46.2	24.7	16.0	12.2

Total debt plus securitized funding	$196.9	$180.4	$192.5	$171.0	$149.1	$127.2

Back-up credit facilities
Ford Credit (including non-global lines)	$8.5	$17.1	$9.5	$20.4	$19.3	$21.2
Ford Credit Europe	4.8	4.3	4.5	4.6	4.6	4.7
Bank lines shared with Ford	7.3	8.0	8.0	8.1	8.3	8.3
Asset-backed commercial paper lines	12.8	5.0	12.5	1.4	1.4	1.5

Total back-up facilities	33.4	34.4	34.5	34.5	33.6	35.7
Drawn amounts	(1.0)	(1.1)	(1.0)	(1.1)	(0.9)	(2.2)

Total available back-up facilities	$32.4	$33.3	$33.5	$33.4	$32.7	$33.5

Memo:
Available funding through bank-sponsored asset-backed commercial paper issuers	$7.4	$2.1	$6.8	$—	$—	$—
Ratios
Commercial paper coverage	>100%	76%	>100%	73%	69%	64%
Short-term debt and notes payable within one year to total debt	30	39	30	43	52	55
Short-term debt and notes payable within one year to total capitalization	27	36	28	40	48	50

     At June 30, 2002, our debt was $142.7 billion compared with $146.3 billion at December 31, 2001. Our debt plus securitized funding totaled $196.9 billion at June 30, up $4.4 billion from December 31, 2001, and up $16.5 billion from a year ago. At June 30, 2002, our commercial paper balance was $8.3 billion ($5.0 billion net of overborrowings), down $7.4 billion from December 31, 2001, and down $25.4 billion from a year ago. We continue to maintain our commercial paper balances at levels around $5 billion to $7 billion, net of overborrowings. The average maturity of our commercial paper outstanding on June 30, 2002 was 42 days.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     At June 30, 2002, our total outstanding principal amount of receivables sold in securitizations was $65.7 billion, up $7 billion from December 31, 2001. Our retained interest in securitized assets at June 30, 2002 was $11.5 billion, down from $12.5 billion at December 31, 2001. The decline in retained interest reflected primarily the sale of our undivided interests in wholesale receivables during the first quarter to support the issuance of additional securities by one of our securitization special purpose entities.

     At June 30, 2002, our ratio of short-term debt and notes payable within one year to capitalization was 27% compared with 28% at December 31, 2001 and 36% a year ago.

     Funding Proceeds. During the second quarter of 2002, our long-term debt proceeds totaled $2.9 billion, and securitization funding proceeds totaled $4.1 billion. Long-term debt funding consisted of issuances of $1.7 billion in the U.S. market to institutional and retail investors, and $1.2 billion in international markets. Our securitization funding included about $2.6 billion of public retail securitization transactions, about $700 million issued under our FCAR asset-backed commercial paper program, about $500 million under our Motown NotesSM program, and about $300 million issued through bank-sponsored commercial paper programs.

     We continue to project our full-year long-term public funding requirements for 2002 to be between $32 billion and $37 billion, which includes long-term debt and securitization funding. As of June 30, 2002, we had completed $23 billion or about 65% of our planned long-term funding transactions for the year. At present, for the balance of 2002, it is highly unlikely that we will issue debt under our GlobLS™ program. We expect the majority of our long-term funding needs will be met through securitizations. We are developing our funding plan for 2003. We expect that our total long-term public funding requirements for 2003 will be similar to 2002 both in total amount and mix of term debt and securitizations. In addition, we will continue using asset-backed commercial paper programs and bank-sponsored commercial paper issuers to the extent they provide added liquidity and cost effective funding. We continue to monitor our funding needs, and we may alter our projections of our funding requirements based on market conditions and other factors.

     Back-up Credit Facilities and Committed Funding Sources. At July 1, 2002, we had $33.4 billion of back-up credit facilities, of which $32.4 billion was available to us. At December 31, 2001, we had $34.5 billion of back-up credit facilities, of which $33.5 billion was available to us. About $12.8 billion of these back-up credit facilities serve as a liquidity facility for our asset-backed commercial paper programs. All our global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and rating triggers that would limit our ability to borrow). In addition, at June 30, 2002, we had about $7.4 billion of available receivables purchase commitments with bank-sponsored asset-backed commercial paper issuers, about $600 million more than we had at December 31, 2001. These agreements have varying maturity dates between September 19, 2002 and June 26, 2003. At June 30, 2002, about $4.8 billion of these commitments were utilized.

Debt-to-Equity Ratio

     At June 30, 2002, our debt-to-equity ratio was 13.4 compared with 14.8 at December 31, 2001 and 14.2 at June 30, 2001. In January of 2002, we received a capital contribution of $700 million from Ford. We made no dividend payments in the first half of 2002. We will continue to monitor our leverage and we expect to maintain it in the range of 13.0 to 1 to 14.0 to 1. We expect to operate in the lower-end of this range through the second half of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The following table shows the method for calculating our debt-to-equity ratios:

	June 30

	2002		2001		December 31, 2001

		Debt and		Debt and		Debt and
		Securitized		Securitized		Securitized
	Debt	Funding	Debt	Funding	Debt	Funding

				(in billions)
Total debt	$142.7	$142.7	$153.9	$153.9	$146.3	$146.3
Gross sold receivables outstanding	—	65.7	—	33.5	—	58.7
Retained interest in securitized assets	—	(11.5)	—	(7.0)	—	(12.5)
SFAS No. 133 adjustment, over-borrowing and cash	(7.6)	(7.6)	(2.6)	(2.6)	(5.0)	(5.0)

Adjusted debt	$135.1	$189.3	$151.3	$177.8	$141.3	$187.5

Total stockholder’s equity (including minority interest)	$13.7	$13.7	$12.0	$12.0	$12.0	$12.0
SFAS No. 133 adjustment	0.5	0.5	0.5	0.5	0.6	0.6

Adjusted stockholder’s equity	$14.2	$14.2	$12.5	$12.5	$12.6	$12.6

Debt-to-equity ratios including adjustments	9.5	13.4	12.1	14.2	11.2	14.8

Sales of Receivables and Securitization

     The following tables illustrate the retail installment sale contracts and wholesale receivables that support our securitization programs, and securitization activity in the periods indicated:

	Second Quarter

	2002			2001

	Retail	Wholesale	Total	Retail	Wholesale	Total

			(in billions)
Sales of receivables during the relevant period
Retail securitization	$2.6	$—	$2.6	$2.3	$—	$2.3
Wholesale securitization	—	—	—	—	0.3	0.3
Motown notes program	—	0.5	0.5	—	—	—
FCAR	0.7	—	0.7	—	—	—
Bank-sponsored commercial paper	0.3	—	0.3	0.4	—	0.4

Net proceeds	$3.6	$0.5	$4.1	$2.7	$0.3	$3.0
Retained interest in securitized assets	0.3	2.1	2.4	3.5	—	3.5

Total sales of receivables in the relevant period	$3.9	$2.6	$6.5	$6.2	$0.3	$6.5

Sales of receivables prior to the relevant period and net of paydown activity during the relevant period	40.7	18.5	59.2	26.0	1.0	27.0

Total sold receivables outstanding at the end of the relevant period	$44.6	$21.1	$65.7	$32.2	$1.3	$33.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	First Half

	2002			2001

	Retail	Wholesale	Total	Retail	Wholesale	Total

			(in billions)
Sales of receivables during the relevant period
Retail securitization	$13.1	$—	$13.1	$9.4	$—	$9.4
Wholesale securitization	—	—	—	—	0.3	0.3
Motown notes program	—	4.8	4.8	—	—	—
FCAR	1.2	—	1.2	—	—	—
Bank-sponsored commercial paper	0.3	—	0.3	0.4	—	0.4

Net proceeds	$14.6	$4.8	$19.4	$9.8	$0.3	$10.1
Retained interest in securitized assets	0.6	(2.2)	(1.6)	3.9	—	3.9

Total sales of receivables in the relevant period	$15.2	$2.6	$17.8	$13.7	$0.3	$14.0

Sales of receivables prior to the relevant period and net of paydown activity during the relevant period	29.4	18.5	47.9	18.5	1.0	19.5

Total sold receivables outstanding at the end of the relevant period	$44.6	$21.1	$65.7	$32.2	$1.3	$33.5

Securitization Earnings Impacts

     The following table summarizes the pre-tax profit impact of securitizations reported in investment and other income related to securitizations for the periods indicated:

	Second Quarter		First Half		Full-Year

	2002	2001	2002	2001	2001	2000	1999

	(in millions)
Gains on sales of receivables	$41	$89	$258	$300	$739	$14	$83
SFAS No. 133 fair value basis adjustment	(23)	(40)	(27)	(81)	(327)	—	—

Net gain	$18	$49	$231	$219	$412	$14	$83
Servicing fees earned	180	100	338	192	456	190	136
Interest income from retained securities	148	44	300	85	379	152	173
Excess spread and other	173	39	288	53	186	201	41

Total investment and other income related to securitizations	$519	$232	$1,157	$549	$1,433	$557	$433

Memo:
Total investment and other income related to securitizations excluding SFAS No. 133	$542	$272	$1,184	$630	$1,760	$557	$433
Receivables sold	6,494	6,549	17,844	13,959	52,533	21,618	12,910
Servicing portfolio as of period-end	65,742	33,515	65,742	33,515	58,748	28,366	19,471
Pre-tax gain per dollar of retail receivables sold (excluding SFAS No. 133)	1.1%	2.7%	1.7%	2.8%	2.2%	0.1%	0.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     In the second quarter of 2002, the investment and other income related to securitizations was $519 million, an increase of $287 million or 124% compared with a year ago. This increase reflected primarily higher excess spread, interest income from retained securities, and servicing fees resulting from the growth in our outstanding sold receivables balance over the last 12 months, offset partially by lower gains on sales of receivables. Lower gains on sales of receivables resulted from lower gains per dollar of retail receivables sold, offset partially by a higher amount of retail receivables sold. In the second quarter of 2002, the gain per dollar of retail receivables sold was about 1.1%, down from 2.7% in the second quarter of 2001. This decrease reflected the relatively stable interest rate environment compared with the declining rate environment a year ago.

     In the first half of 2002, the investment and other income related to securitizations was $1,157 million, an increase of $608 million or 111% compared with a year ago. This increase reflected primarily higher excess spread, interest income from retained securities, and servicing fees resulting from the growth in our outstanding sold receivables balance.

The Effect of Securitization Activity on Financial Reporting

     The sale of receivables reduces our financing margins in the year the receivables are sold as well as in future years. The following table shows the estimated net after-tax impact of securitizations (excluding SFAS No. 133) on our earnings for the periods indicated:

		Second Quarter		First Half		Full-Year

		2002	2001	2002	2001	2001	2000	1999

			(in millions)
Total investment and other income related to securitizations (excluding SFAS No. 133)		$542	$272	$1,184	$630	$1,760	$557	$433
Impact on financing margins:
	Relevant period receivable sales	(12)	(39)	(244)	(190)	(1,059)	(243)	(218)
	Receivable sales prior to the relevant period	(633)	(256)	(1,152)	(353)	(611)	(521)	(158)

	Total impact on financing margins	$(645)	$(295)	$(1,396)	$(543)	$(1,670)	$(764)	$(376)

Pre-tax impact of securitization		$(103)	$(23)	$(212)	$87	$90	$(207)	$57
Taxes		38	8	78	(32)	(33)	77	(21)

	After-tax impact of securitization	$(65)	$(15)	$(134)	$55	$57	$(130)	$36

Memo:	Second quarter of 2002 compared with the second quarter of 2001	$(50)	—	—	—	—	—	—
	First half of 2002 compared with the first half of 2001	—	—	$(189)	—	—	—	—

     The above table does not reflect the lower cost of secured funding compared with unsecured funding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

Outlook

     For the second half of 2002, we expect improved year-over-year operating results, reflecting an improvement in the provision for credit losses in the fourth quarter, offset partially by the unfavorable impact of securitizations. For the full-year of 2002, we expect operating results to be about the same as a year ago.

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

     Automotive Related:

•	A significant decline in automotive industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Increased safety, emissions or other regulations resulting in higher costs and/or sales restrictions;

•	Work stoppages at key Ford or supplier facilities;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

     Ford Credit Related:

•	Higher-than-expected credit losses resulting in increased credit loss reserves;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values for leased vehicles;

     General:

•	Currency or interest rate fluctuations;

•	Availability of securitization as a source of funding;

•	A credit rating downgrade, labor or other constraints on Ford’s or our ability to restructure Ford’s or our business;

•	Ford’s or our inability to implement the Revitalization Plan; and

•	Major capital market disruptions that could prevent Ford or us from having access to the capital markets or that would limit our liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Changes in Accounting Standards

     New Accounting Standards. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the method of accounting for goodwill and intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer amortized, but are subject to an annual impairment test. As of June 30, 2002, our net goodwill and intangible assets, having various amortization periods, was about $200 million. Adoption of this standard did not have a material effect on our financial statements.

     The Financial Accounting Standards Board (FASB) issued an exposure draft interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements that addresses issues related to identifying and accounting for special purpose entities (SPEs). The scope of the interpretation excludes QSPEs as defined in SFAS No. 140. The proposed interpretation introduced a concept that the primary beneficiary of the activities of a SPE would be required to consolidate the SPE unless the SPE meets certain independent economic substance criteria. We are continuing to assess the impact the proposed interpretation may have on our accounting for SPEs.

     We adopted SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on May 15, 2002. SFAS No. 145 describes the accounting by a lessee for certain lease modifications. Our adoption of this standard did not have a material effect on our financial statements.

Other Financial Information

     The interim financial information included in this 10-Q Report has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In our 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. We assess our exposure to interest rate changes by performing a sensitivity analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points (or 1%) across all maturities. Under this model, we estimate that at June 30, 2002, all else constant, such an increase would reduce our net earnings by approximately $36 million over the next 12 months, compared with $50 million at December 31, 2001. This change is primarily explained by the reduction of our short-term debt and the increase in our equity resulting from the retention of net income through the suspension of dividend payments since the fourth quarter of 2001 to Ford, as well as a capital contribution from Ford in January.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Late Charges Class Action. (Previously discussed on page 7 of the 10-K Report.) The parties have reached a tentative nationwide resolution of this case. The proposed settlement would be on a claims-made basis and the maximum amount Ford would be required to pay to the class (assuming all members of the class submit a claim) is $80 million. Additionally Ford has agreed to pay approximately $7 million to the attorneys for the class. Class settlement notices were mailed to 1.8 million persons in July 2002. A hearing for final approval of the settlement is scheduled for September 20, 2002. The plaintiffs have agreed to drop their case and the court has granted our motion to enter an order of dismissal with prejudice.

     Fair Lending Class Action. (Previously discussed on page 7 of the 10-K Report and on page 20 of the First Quarter 10-Q Report.) In the Rodriguez case, plaintiffs’ renewed their motion for class certification, citing additional deposition testimony. The U.S. District Court, Northern District of Illinois again denied plaintiffs’ motion. The plaintiffs have agreed to drop their case and the court has granted our motion to enter an order of dismissal with prejudice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not required.

ITEM 5. OTHER INFORMATION

     You can find additional information about Ford’s operating results and material litigation in Part I and Item 1 of Part II of Ford’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which has been included as an exhibit to this Report and is incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: please refer to Exhibit Index

     (b)  Reports on Form 8-K during the quarter ended June 30, 2002:

FINANCIAL
DATE OF REPORT	ITEM	STATEMENTS FILED
April 1, 2002	Item 5 — Other Events	None

April 2, 2002	Item 5 — Other Events	None

April 17, 2002	Item 5 — Other Events	News Release dated April 17, 2002 of Ford Motor Credit Company with attachment and news release dated April 17, 2002 of Ford Motor Company with attachments.

April 19, 2002	Item 5 — Other Events	None

May 1, 2002	Item 5 — Other Events	None

June 3, 2002	Item 5 — Other Events	None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR CREDIT COMPANY (Registrant)

August 12, 2002	/s/ Bibiana Boerio Bibiana Boerio Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Accountants

To the Board of Directors and Stockholder of
Ford Motor Credit Company:

We have reviewed the accompanying condensed consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of June 30, 2002 and 2001, and the related condensed consolidated statements of income and of earnings retained for use in the business for each of the six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Ford Motor Credit Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
July 16, 2002

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Sequential
Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.	Filed as Exhibit 3-B to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

E-1

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated hereby by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.

Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.

Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10-A to Ford Motor Credit Company Report on Form 10-K for the year December 31, 2001 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Agreement dated as of October 18, 2001 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10 to Ford Motor Credit Company Current Report on Form 8-K dated October 18, 2001 and incorporated by reference. File No. 1-6368.

E-2

Exhibit 12	Calculation of ratio of earnings to fixed charges of Ford Credit	Filed with this Report

Exhibit 15	Letter from PricewaterhouseCoopers LLP dated July 16, 2002, regarding unaudited interim financial information	Filed with this Report

Exhibit 99.1	Part I, sections of Item 1 of Part II – Exhibit 12 and Exhibit 15 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002	Filed with this Report

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002	Filed with this Report

Exhibit 99.3	Certification of President and Chief Operating Officer Acting As Chief Executive Officer pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002	Filed with this Report

E-3