Form 10-Q
period 2002-09-30
FORD MOTOR CREDIT CO
filed 2002-11-14
CIK 38009

Ford Motor Credit Company

QUARTERLY REPORT

ON FORM 10-Q

for the quarter ended

September 30, 2002

Filed pursuant to Section 13

of the Securities Exchange Act of 1934

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME AND OF EARNINGS RETAINED FOR USE IN THE BUSINESS
FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (in millions)
PART II. OTHER INFORMATION
SIGNATURE
CERTIFICATIONS
REPORT OF INDEPENDENT ACCOUNTANTS
Calculation of Ratio of Earnings to Fixed Charges
Letter From PricewaterhouseCoopers LLP
Part I, Sections of Item 1 of Part II
Certification of Chief Financial Officer
Certification of Chairman/Chief Executive Officer

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                          .

Commission file numbers 1-6368

Ford Motor Credit Company

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	38-1612444 (I.R.S. employer identification no.)
One American Road, Dearborn, Michigan (Address of principal executive offices)	48126 (Zip code)

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

Yes   ✓         No

          APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of November 13, 2002. No voting stock of the registrant is held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

          This Report incorporates by reference Part I, sections of Item 1 and Item 5 of Part II, Exhibit 12 and Exhibit 15 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

          The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 30

ITEM 1. FINANCIAL STATEMENTS

      The interim financial data presented herein are unaudited, but in our opinion reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. We refer you to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (10-K Report). We are not presenting information relating to earnings per share because we are an indirect wholly owned subsidiary of Ford Motor Company (Ford). Certain amounts in prior period’s financial statements have been reclassified to conform with current period presentations.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
AND OF EARNINGS RETAINED FOR USE IN THE BUSINESS
For the Periods Ended September 30, 2002 and 2001
(in millions)

	Third Quarter		Nine Months

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$2,836.3	$3,077.9	$8,668.3	$8,960.2
Retail	1,885.4	2,167.6	5,733.3	6,459.6
Wholesale	241.5	401.2	692.9	1,784.1
Other	91.7	115.6	271.8	363.2

Total financing revenue	5,054.9	5,762.3	15,366.3	17,567.1
Depreciation on operating leases	(2,213.3)	(2,219.4)	(6,686.1)	(6,590.8)
Interest expense	(1,743.9)	(2,146.9)	(5,374.2)	(6,920.6)

Net financing margin	1,097.7	1,396.0	3,306.0	4,055.7
Other revenue
Investment and other income related to securitizations	594.4	357.3	1,751.8	906.1
Insurance premiums earned	70.2	53.4	198.3	173.2
Other income	92.3	255.0	497.6	625.6

Total financing margin and revenue	1,854.6	2,061.7	5,753.7	5,760.6

Expenses
Operating expenses	616.7	616.0	1,906.2	1,882.8
Provision for credit losses	714.2	801.9	2,265.9	1,905.2
Other insurance expenses	55.0	45.5	180.6	164.3

Total expenses	1,385.9	1,463.4	4,352.7	3,952.3

Income before income taxes and minority interests	468.7	598.3	1,401.0	1,808.3
Provision for income taxes	173.9	222.0	519.8	670.9

Income before minority interests	294.8	376.3	881.2	1,137.4
Minority interests in net income of subsidiaries	0.5	0.7	1.0	1.6

Net income	294.3	375.6	880.2	1,135.8
Earnings retained for use in the business
Beginning of period	9,296.7	8,782.5	8,710.8	8,272.3
Dividends	(450.0)	(150.0)	(450.0)	(400.0)

End of period	$9,141.0	$9,008.1	$9,141.0	$9,008.1

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30,	December 31,	September 30,
	2002	2001	2001

	(Unaudited)		(Unaudited)
ASSETS
Cash and cash equivalents	$7,118.4	$2,945.3	$4,052.8
Investments in securities	558.0	525.9	502.8
Finance receivables, net	102,357.4	108,133.1	107,204.8
Net investment, operating leases	35,734.1	39,334.9	40,273.6
Retained interest in securitized assets	9,675.3	12,548.4	12,177.7
Notes and accounts receivable from affiliated companies	1,678.7	2,529.0	2,207.1
Derivative financial instruments	6,585.4	1,568.3	2,549.2
Other assets	5,679.7	5,511.5	5,349.6

Total assets	$169,387.0	$173,096.4	$174,317.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Accounts payable
Trade, customer deposits, and dealer reserves	$1,414.3	$1,174.0	$3,025.3
Affiliated companies	1,478.5	1,005.6	1,040.7

Total accounts payable	2,892.8	2,179.6	4,066.0
Debt	140,840.8	146,343.7	146,354.3
Deferred income taxes	5,200.9	4,591.5	4,765.6
Derivative financial instruments	927.0	2,058.4	1,527.6
Other liabilities and deferred income	5,849.1	5,921.6	5,240.8

Total liabilities	155,710.6	161,094.8	161,954.3

Minority interests in net assets of subsidiaries	18.6	17.8	17.1

Stockholder’s Equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25.0	25.0	25.0
Paid-in surplus (contributions by stockholder)	5,116.8	4,457.7	4,447.0
Accumulated other comprehensive loss	(625.0)	(1,209.7)	(1,133.9)
Retained earnings	9,141.0	8,710.8	9,008.1

Total stockholder’s equity	13,657.8	11,983.8	12,346.2

Total liabilities and stockholder’s equity	$169,387.0	$173,096.4	$174,317.6

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended September 30, 2002 and 2001
(in millions)

	Nine Months

	2002	2001

	(Unaudited)
Cash flows from operating activities Net income	$880.2	$1,135.8
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	2,265.8	1,905.2
Depreciation and amortization	6,991.0	6,964.5
Gain on sales of finance receivables	(288.1)	(275.3)
Increase in deferred income taxes	477.7	603.9
Decrease in other assets	135.1	221.1
Increase/(decrease) in other liabilities	1,326.4	(639.8)
All other operating activities	(249.3)	39.9

Net cash provided by operating activities	11,538.8	9,955.3

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(44,036.5)	(47,948.2)
Collection of finance receivables (other than wholesale)	25,566.2	21,018.9
Purchase of operating lease vehicles	(16,060.9)	(21,796.4)
Liquidation of operating lease vehicles	12,431.3	13,009.6
Increase in wholesale receivables	(1,736.9)	(999.0)
Net change in retained interest	636.2	3,223.0
Decrease in notes receivable with affiliates	277.7	947.5
Proceeds from sale of receivables	28,236.7	29,449.1
Purchase of investment securities	(419.7)	(559.4)
Proceeds from sale/maturity of investment securities	387.6	604.0
All other investing activities	349.6	(174.3)

Net cash provided by/(used in) investing activities	5,631.3	(3,225.2)

Cash flows from financing activities
Proceeds from issuance of long-term debt	12,150.0	28,133.4
Principal payments on long-term debt	(17,990.7)	(10,756.3)
Decrease in short-term debt	(7,544.4)	(21,070.3)
Cash dividends paid	(450.0)	(400.0)
All other financing activities	659.1	295.4

Net cash (used in) financing activities	(13,176.0)	(3,797.8)

Effect of exchange rate changes on cash and cash equivalents	179.0	(2.9)

Net change in cash and cash equivalents	4,173.1	2,929.4
Cash and cash equivalents, beginning of period	2,945.3	1,123.4

Cash and cash equivalents, end of period	$7,118.4	$4,052.8

Supplementary cash flow information
Interest paid	$5,529.5	$6,601.2
Taxes paid	187.3	154.0

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

Note 1. Finance Receivables, Net (in millions)

	September 30,	December 31,	September 30,
	2002	2001	2001

	(Unaudited)		(Unaudited)
Retail	$79,596.8	$85,478.3	$83,611.7
Wholesale	16,032.6	15,610.3	16,021.2
Other	9,389.4	9,321.2	9,186.2

Total finance receivables, net of unearned income	105,018.8	110,409.8	108,819.1
Less: Allowance for credit losses	(2,661.4)	(2,276.7)	(1,614.3)

Finance receivables, net	$102,357.4	$108,133.1	$107,204.8

Memo: Managed receivables (including net investment in operating leases)	$203,907.9	$206,268.0	$200,195.7

Note 2. Debt (in millions)

	September 30,	December 31,	September 30,
	2002	2001	2001

	(Unaudited)		(Unaudited)
Short-Term Debt
Commercial paper	$8,139.3	$15,664.0	$21,576.0
Ford Money Market Account	5,022.0	4,051.4	4,084.9
Other short-term debt(a)	2,948.3	3,002.3	3,304.7

Total short-term debt	16,109.6	22,717.7	28,965.6

Long-Term Debt
Unsecured senior indebtedness(b)
Notes payable within one year(c)	22,182.9	21,274.9	21,104.4
Notes payable after one year(d)	102,625.9	102,398.4	96,309.1
Unamortized discount	(77.6)	(47.3)	(24.8)

Total long-term debt	124,731.2	123,626.0	117,388.7

Total debt	$140,840.8	$146,343.7	$146,354.3

Weighted-Average Interest Rate(e)
Total short-term debt	4.57%	4.69%	5.19%
Total long-term debt	5.13	5.73	6.12
Total debt	5.06%	5.55%	5.91%

(a)	Includes $721.0 million, $288.0 million, and $340.2 million with affiliated companies at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

(b)	Unsecured senior notes mature at various dates through 2078.

(c)	Includes $295.0 million, $477.3 million, and $627.2 million with affiliated companies at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

(d)	Includes $629.3 million, $963.2 million, and $1,063.9 million with affiliated companies at September 30, 2002, December 31, 2001, and September 30, 2001, respectively.

(e)	Average interest rates for the quarter reflect average period rates and include the effects of interest rate swap agreements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

ITEM 1. FINANCIAL STATEMENTS — Continued

Note 3.	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (in millions)

      Non-cash adjustments to income and to stockholder’s equity for the third quarter and the nine months ended, including the January 1, 2001 transition adjustment, were (in millions):

	Third Quarter		Nine Months

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Loss before income taxes(a)	$(182)	$(20)	$(181)	$(91)
Net loss	(114)	(13)	(113)	(58)
Stockholders’ equity(b)	40	106	232	(558)

(a)	Recorded in investment and other income related to securitizations and in other income

(b)	Recorded in accumulated other comprehensive income/(loss)

Note 4. Comprehensive Income (in millions)

	Third Quarter		Nine Months

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net income	$294.3	$375.6	$880.2	$1,135.8
Other comprehensive income/(loss)	153.1	(42.1)	584.7	(750.2)

Total comprehensive income	$447.4	$333.5	$1,464.9	$385.6

      Other comprehensive income includes foreign currency translation adjustments, net unrealized gains and losses on investments in securities, unrealized gains and losses on derivative instruments, and unrealized gains and losses on retained interests in securitized assets.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

ITEM 1. FINANCIAL STATEMENTS — Continued

Note 5. Segment Information (in millions)

      Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International.

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

	(Unaudited)
Third Quarter
2002
Revenue(a)	$5,706.8	$919.5	$(814.5)	$5,811.8
Income(b)
Income before income taxes	522.5	132.0	(185.8)	468.7
Provision for income taxes	206.7	46.2	(79.0)	173.9
Net income	315.9	85.8	(107.4)	294.3
Other disclosures(a)
Depreciation on operating leases	1,936.4	153.1	123.8	2,213.3
Interest expense	1,834.0	388.3	(478.4)	1,743.9
2001
Revenue(a)	$6,114.0	$927.8	$(613.8)	$6,428.0
Income(b)
Income before income taxes	520.0	110.9	(32.6)	598.3
Provision for income taxes	195.2	38.9	(12.1)	222.0
Net income	324.8	72.0	(21.2)	375.6
Other disclosures(a)
Depreciation on operating leases	1,993.5	127.5	98.4	2,219.4
Interest expense	2,193.2	362.3	(408.6)	2,146.9

(a)	Operating segments are presented on a managed asset basis (managed assets include owned and sold receivables) for these items; therefore eliminations/reclassifications include adjustments to reconcile to financial statement results.

(b)	Eliminations/reclassifications largely reflect the impact of SFAS No. 133.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

ITEM 1. FINANCIAL STATEMENTS — Continued

				Ford Credit
	Ford Credit	Ford Credit	Eliminations/	Financial
	North America	International	Reclassifications	Statements

	(Unaudited)
Nine Months
2002
Revenue(a)	$17,533.6	$2,714.5	$(2,434.1)	$17,814.0
Income(b)
Income before income taxes	1,183.2	391.4	(173.6)	1,401.0
Provision for income taxes	456.4	137.6	(74.2)	519.8
Net income	726.9	253.8	(100.5)	880.2
Other disclosures(a)
Depreciation on operating leases	5,942.0	410.0	334.1	6,686.1
Interest expense	5,762.1	1,174.9	(1,562.8)	5,374.2
Finance receivables (including net investment in operating leases)	169,123.9	35,464.8	(66,497.2)	138,091.5
Total assets	181,348.5	36,735.8	(48,697.3)	169,387.0

2001
Revenue(a)	$18,382.1	$2,700.3	$(1,810.4)	$19,272.0
Income(b)
Income before income taxes	1,616.8	294.0	(102.5)	1,808.3
Provision for income taxes	605.5	103.0	(37.6)	670.9
Net income	1,011.3	191.0	(66.5)	1,135.8
Other disclosures(a)
Depreciation on operating leases	5,940.8	359.0	291.0	6,590.8
Interest expense	6,902.9	1,234.6	(1,216.9)	6,920.6
Finance receivables (including net investment in operating leases)	167,572.9	30,668.4	(50,762.9)	147,478.4
Total assets	174,038.3	33,384.7	(33,105.4)	174,317.6

(a)	Operating segments are presented on a managed asset basis (managed assets include owned and sold receivables) for these items; therefore eliminations/reclassifications include adjustments to reconcile to financial statement results.

(b)	Eliminations/reclassifications largely reflect the impact of SFAS No. 133.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We are the world’s largest automotive finance company based on the dollar value of the portfolio of finance receivables and operating leases we own and manage. We provide vehicle and dealer financing in 36 countries to more than 11 million customers and more than 12,500 automotive dealers. Our principal executive offices are located at One American Road, Dearborn, Michigan 48126 and our telephone number is (313) 322-3000. This report and others can be found at Ford Credit’s investor center, which can be found at the following website — www.fordcredit.com/investorcenter/.

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001

      Net Income. We earned $294 million in the third quarter of 2002, down $82 million or 22% compared with earnings of $376 million a year ago. Excluding adjustments related to Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, our net operating income in the third quarter of 2002 was $408 million, up $19 million or 5% from the same period a year earlier, reflecting primarily a lower provision for credit losses, offset partially by lower net financing margins.

      Business Segments. Results of our operations by business segment for the third quarter of 2002 and 2001 are shown below:

	Third Quarter

			2002 Over/
			(Under) 2001

	2002	2001	Amount	Percentage

	(in millions)
Ford Credit North America	$316	$325	$(9)	(3)%
Ford Credit International	86	72	14	19
Eliminations/reclassifications	6	(8)	14

Total Net Operating Income	$408	$389	$19	5%
SFAS No. 133	(114)	(13)	(101)

Net Income	$294	$376	$(82)	(22)%

      Ford Credit North America earnings were $316 million in the third quarter of 2002, down $9 million or 3% compared with earnings of $325 million a year ago, reflecting primarily lower net financing margins, the net unfavorable impact of securitizations and the net unfavorable impact of changes in the mix of our retail financing products, offset partially by a lower provision for credit losses.

      Ford Credit International earnings were $86 million in the third quarter of 2002, up $14 million or 19% compared with earnings of $72 million a year ago, reflecting primarily a lower provision for credit losses, offset partially by lower net financing margins.

First Nine Months of 2002 Compared with First Nine Months of 2001

      Net Income. We earned $880 million in the first nine months of 2002, down $256 million or 23% compared with earnings of $1,136 million a year ago. Excluding adjustments related to SFAS No. 133, our net operating income in the first nine months of 2002 was $993 million, down $201 million or 17% from a year ago.

      Compared with the first nine months of 2001, our lower earnings reflected the net unfavorable impact of securitizations and higher actual credit losses, offset partially by a higher amount of managed receivables. Our increased securitizations have resulted in lower owned receivables and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

related revenue, offset partially by higher income from assets retained in securitizations, which includes primarily excess spread and interest income related to retained securities, and servicing fees. Higher actual credit losses reflected higher levels of unemployment and bankruptcies in the United States.

      Business Segments. Results of our operations by business segment for the first nine months of 2002 and 2001 are shown below:

	First Nine Months

			2002 Over/
			(Under) 2001

	2002	2001	Amount	Percentage

	(in millions)
Ford Credit North America	$727	$1,011	$(284)	(28)%
Ford Credit International	254	191	63	33
Eliminations/reclassifications	12	(8)	20

Total Net Operating Income	$993	$1,194	$(201)	(17)%
SFAS No. 133	(113)	(58)	(55)

Net Income	$880	$1,136	$(256)	(23)%

      Ford Credit North America earnings were $727 million in the first nine months of 2002, down $284 million or 28% compared with earnings of $1,011 million a year ago, reflecting primarily the net unfavorable impact of securitizations and a higher provision for credit losses, offset partially by a higher amount of managed receivables and higher net financing margins.

      Ford Credit International earnings were $254 million for the first nine months of 2002, up $63 million or 33% compared with earnings of $191 million a year ago, reflecting primarily a lower provision for credit losses and a higher amount of managed receivables.

Financial Condition

Placement Volume and Financing Share

      Our worldwide financing contract placement volumes for new and used vehicles are shown below:

			First Nine
	Third Quarter		Months		Full Year

	2002	2001	2002	2001	2001	2000	1999	1998

	(in thousands)
Installment sales and finance lease	936	1,115	2,611	3,196	4,495	3,777	3,428	3,030
Operating lease	183	307	627	872	1,050	1,228	1,065	1,138

Total financing volume	1,119	1,422	3,238	4,068	5,545	5,005	4,493	4,168

United States	729	967	2,022	2,765	3,819	3,525	3,139	2,794
Europe	220	251	705	741	988	795	829	800
Other international	170	204	511	562	738	685	525	574

Total financing volume	1,119	1,422	3,238	4,068	5,545	5,005	4,493	4,168

      Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and of new Ford brand vehicles sold by dealers in Europe. Also shown

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of new Ford brand vehicles acquired by dealers in Europe:

	Third		First Nine
	Quarter		Months		Full Year

	2002	2001	2002	2001	2001	2000	1999	1998

United States
Financing share — Ford, Lincoln and Mercury
Retail installment and leases	47%	54%	42%	49%	54%	51%	47%	42%
Wholesale	85	85	85	86	84	84	84	83
Europe
Financing share — Ford
Retail installment and leases	33%	39%	34%	36%	37%	32%	33%	33%
Wholesale	98	97	97	97	97	97	96	95

      Worldwide. Our financing contract placement volumes were about 1.1 million in the third quarter of 2002, down 303,000 contracts or 21% compared with a year ago. In the first nine months of 2002, financing contract placement volumes were about 3.2 million, down 830,000 contracts or 20% compared with a year ago.

      United States. Our total financing contract placement volumes in the United States were about 729,000 in the third quarter of 2002, down 238,000 contracts or 25% compared with a year ago. This decline resulted primarily from lower used and non-Ford retail installment financing and lower operating lease financing. Lower used and non-Ford vehicle financing reflected our renewed focus on supporting Ford brands. In addition, lower operating lease contracts primarily reflected changes in Ford’s marketing programs, which included Ford sponsored low-rate financing or cash rebates, that caused leasing to be a less attractive alternative. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 47% in the third quarter of 2002 compared with 54% a year ago. Our lower financing share resulted from changes in Ford’s marketing programs, as described above.

      In the first nine months of 2002, our total financing contract placement volumes in the United States were about 2 million, down 743,000 contracts or 27% compared with a year ago. This decline reflects primarily lower used and non-Ford retail installment financing and lower operating lease financing. Our financing share in the first nine months of 2002 was 42% compared with 49% a year ago. This overall decrease resulted primarily from the same factors discussed above for the third quarter of 2002.

      Europe. Our total financing contract placement volumes in Europe were about 220,000 in the third quarter of 2002, down 31,000 contracts or 12% compared with a year ago, reflecting primarily lower fleet contract volumes in Britain as we continue implement the Revitalization Plan. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 33% in the third quarter of 2002 compared with 39% in the prior year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      In the first nine months of 2002, our financing contract placement volumes in Europe were about 705,000, down 36,000 contracts or 5% compared with a year ago. Our financing share in the first nine months of 2002 was 34%, compared with 36% in the prior year.

Finance Receivables and Operating Leases

      Our worldwide owned and managed finance receivables, net of allowance for credit losses, and net investment in operating leases are shown below:

	September 30,		December 31,

	2002	2001	2001	2000	1999	1998

	(in billions)
Outstanding Receivables — Owned
Finance receivables
Retail installment	$77.3	$82.5	$83.4	$79.9	$75.4	$66.7
Wholesale	15.8	15.5	15.4	33.7	26.1	22.4
Other	9.3	9.2	9.3	8.5	7.2	6.8

Total finance receivables, net	$102.4	$107.2	$108.1	$122.1	$108.7	$95.9
Net investment in operating leases	35.7	40.3	39.3	38.5	32.9	34.6

Total owned	$138.1	$147.5	$147.4	$160.6	$141.6	$130.5

Memo: Allowance for credit losses included above	$3.2	$2.0	$2.8	$1.6	$1.5	$1.5
Outstanding Receivables — Managed
Finance receivables
Retail installment	$124.4	$117.2	$124.8	$105.9	$89.9	$74.5
Wholesale	34.5	33.5	32.8	36.1	31.1	28.1
Other	9.3	9.2	9.3	8.5	7.2	6.8

Total finance receivables, net	$168.2	$159.9	$166.9	$150.5	$128.2	$109.4
Net investment in operating leases	35.7	40.3	39.4	38.6	33.0	34.6

Total owned	$203.9	$200.2	$206.3	$189.1	$161.2	$144.0

Memo: Allowance for credit losses included above	$3.9	$2.5	$3.3	$2.1	$1.7	$1.7

      Owned Receivables. On an owned basis, finance receivables, net of allowances for credit losses, and net investment in operating leases at September 30, 2002 were $138.1 billion, $9.4 billion lower than September 30, 2001 and $9.3 billion lower than December 31, 2001. These decreases resulted primarily from higher sales of U.S. retail installment receivables in securitizations over the last 12 months and lower operating lease volumes resulting from changes in Ford’s marketing programs, which included Ford sponsored low-rate retail installment financing or cash rebates, that caused leasing to be a less attractive alternative.

      Managed Receivables. Total managed receivables at September 30, 2002 were $203.9 billion, up $3.7 billion from September 30, 2001 and down $2.4 billion from December 31, 2001. The increase compared with a year ago reflected primarily a higher amount of retail installment receivables, mainly in the fourth quarter of 2001, resulting from Ford-sponsored low-rate retail installment financing programs, offset partially by lower net investment in operating leases. The decrease from year-end reflected lower net investment in operating leases as described above, offset partially by higher wholesale financing, reflecting higher vehicle inventories at dealers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Credit Loss Experience

      The following table shows our net credit losses and loss-to-receivables ratios for our worldwide owned and managed portfolios:

	Third Quarter		First Nine Months		Full Year

	2002	2001	2002	2001	2001	2000	1999	1998

	(in millions)
Owned
Net Credit Losses
Retail installment and lease	$585	$536	$1,681	$1,338	$2,055	$1,283	$995	$1,031
Wholesale	7	4	23	13	32	14	3	9
Other	0	1	22	1	24	0	2	(1)

Total	$592	$541	$1,726	$1,352	$2,111	$1,297	$1,000	$1,039

Loss-to-receivables
Retail installment and lease	2.02%	1.76%	1.94%	1.51%	1.71%	1.09%	0.95%	1.08%
Wholesale	0.18	0.06	0.20	0.05	0.13	0.05	0.01	0.04
Total including other	1.68%	1.38%	1.63%	1.13%	1.35%	0.84%	0.74%	0.85%

Managed
Net Credit Losses
Retail installment and lease	$699	$588	$1,983	$1,580	$2,272	$1,410	$1,164	$1,166
Wholesale	7	4	23	13	34	15	3	11
Other	0	1	22	1	24	0	2	(1)

Total	$706	$593	$2,028	$1,594	$2,330	$1,425	$1,169	$1,176

Loss-to-receivables
Retail installment and lease	1.73%	1.47%	1.63%	1.37%	1.45%	1.00%	0.97%	1.07%
Wholesale	0.08	0.05	0.09	0.05	0.10	0.05	0.01	0.04
Total including other	1.37%	1.22%	1.32%	1.11%	1.20%	0.81%	0.78%	0.86%

      Overview. The majority of our credit losses are related to retail installment and lease contracts. These credit losses depend primarily on the number of vehicle repossessions, the unpaid balance at the time of repossession, and the net resale value at auction of the repossessed vehicles. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment and lease contracts. Other credit losses reflect mainly charge-offs for non-performing dealer capital loans.

      Credit Losses — Owned Portfolio. In the third quarter of 2002, credit losses for our owned portfolio were $592 million, $51 million higher than a year ago. Higher credit losses reflected higher levels of unemployment and bankruptcies in the United States. Weaker economic conditions resulted in both a higher frequency and a higher severity of defaults. In the first nine months of 2002, credit losses for our owned portfolio were $1,726 million, $374 million higher than a year ago. These increases reflected the same factors that caused the increase in the third quarter of 2002.

      Credit Losses — Managed Portfolio. Credit losses for our managed portfolio were $706 million, $113 million higher than a year ago for the same reasons identified for the owned portfolio. For our U.S. Ford brand portfolio, the over 60-day delinquency ratio excluding accounts where the borrower has filed for bankruptcy was 0.38% in the third quarter of 2002, down from 0.48% a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Including accounts where the borrower has filed for bankruptcy, the over 60-day delinquency ratio was 0.70% in the third quarter of 2002, down from 0.73% in the third quarter of 2001. In the first nine months of 2002, credit losses for our managed portfolio were $2,028 million, $434 million higher than a year ago. These increases reflected the same factors that caused the increase in the third quarter of 2002.

      Loss-To-Receivables — Owned Portfolio. In the third quarter of 2002, the loss-to-receivables ratio for our owned portfolio was 1.68% compared with 1.38% a year ago. In the first nine months of 2002, the loss-to-receivables ratio for our owned portfolio was 1.63% compared with 1.13% a year ago. These increases reflected primarily higher net credit losses resulting from higher levels of unemployment and bankruptcies in the United States, and higher sales of wholesale receivables in securitizations. Excluding the impact of securitizing wholesale receivables, the loss-to-receivables ratio for our owned portfolio would have been 1.48% in the third quarter of 2002 and 1.44% in the first nine months of 2002.

      Loss-To-Receivables — Managed Portfolio. In the third quarter of 2002, the loss-to-receivables ratio for our managed portfolio was 1.37% compared with 1.22% a year ago. In the first nine months of 2002, the loss-to-receivables ratio for our managed portfolio was 1.32% compared with 1.11% a year ago. These increases reflected primarily higher net credit losses resulting from higher levels of unemployment and bankruptcies in the United States.

Allowance for Credit Losses

      Our allowance for credit losses, and our allowance for credit losses as a percentage of end-of-period net receivables, for our worldwide owned and managed portfolios are shown below:

	September 30,		December 31,

	2002	2001	2001	2000	1999	1998

	(in billions)
Owned
Allowance for Credit Losses	$3.2	$2.0	$2.8	$1.6	$1.5	$1.5
As a percentage of net receivables	2.29%	1.33%	1.86%	1.02%	1.04%	1.19%

Managed*
Allowance for Credit Losses	$3.9	$2.5	$3.3	$2.1	$1.7	$1.7
As a percentage of net receivables	1.90%	1.25%	1.60%	1.10%	1.04%	1.17%

*	The allowance for credit losses for sold receivables is a component of the managed allowance for credit losses. The allowance for credit losses on sold receivables is accounted for in determining the recorded amount of our interest-only strip assets, which are included in retained interest in securitized assets. This allowance may be used to absorb credit losses related to sold receivables only.

Lease Termination Volumes and Return Rates

      Our worldwide net investment in operating leases at September 30, 2002 was $35.7 billion, down $4.5 billion from a year ago. The Ford Credit North America net investment in operating leases

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

was $31.4 billion, or 88% of our worldwide total. Our termination volumes and return rates for Ford Credit North America are shown below:

			First
	Third Quarter		Nine Months		Full Year

	2002	2001	2002	2001	2001	2000	1999

Termination volumes (000)	180	170	577	509	631	629	864
Return rates	63%	64%	61%	62%	62%	63%	70%

      In the third quarter of 2002, termination volumes were 180,000, up 11% from a year ago, reflecting the high volume of lease contracts originated in 1999 and 2000 that terminated during the third quarter. Return rates decreased one percentage point from a year ago.

Credit Ratings

      On October 25, 2002, Standard & Poor’s (S&P) downgraded our long-term corporate credit rating to “BBB” from “BBB+” and maintained a negative outlook, but S&P reaffirmed our short-term rating at A2. On October 31, Fitch, Inc. affirmed our senior debt ratings at “BBB+” and commercial paper at “F2” with a negative outlook. On November 13, 2002, Moody’s Investor Service, Inc. (Moody’s) confirmed our long-term debt credit rating at “A3” and our short-term debt credit rating at “Prime-2”. Moody’s stated that the outlook for the long-term ratings remains negative.

Funding and Liquidity

      Cash and Cash Equivalents. At September 30, 2002, our cash and cash equivalents totaled $7.1 billion. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. We refer to this excess funding as “overborrowings”. Of the $7.1 billion of cash and cash equivalents, $5.6 billion represented these overborrowings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      Debt and Securitized Funding. Our funding strategy continues to be focused on improving liquidity and sustaining diverse and competitive funding sources. Our outstanding debt and securitized funding were as follows on the dates indicated:

	September 30,		December 31,

	2002	2001	2001	2000	1999	1998

	(in billions)
Debt
Commercial paper	$8.1	$21.6	$15.7	$42.3	$43.1	$46.2
Ford Money Market Account	5.0	4.1	4.0	3.7	2.8	2.6
Other short-term debt	3.0	3.3	3.0	4.1	4.0	4.9

Short-term debt	$16.1	$29.0	22.7	50.1	49.9	53.7
Long-term debt (including amounts that are payable within one year)	124.7	117.4	123.6	96.2	83.2	61.3

Total debt	$140.8	$146.4	$146.3	$146.3	$133.1	$115.0

Securitized Funding
Servicing portfolio	$65.8	$52.7	$58.7	$28.4	$19.5	$13.5
Retained interest in securitized assets	(9.7)	(12.2)	(12.5)	(3.7)	(3.5)	(1.3)

Total securitized funding	56.1	40.5	46.2	24.7	16.0	12.2

Total debt plus securitized funding	$196.9	$186.9	$192.5	$171.0	$149.1	$127.2

Back-up Credit Facilities
Ford Credit (including non-global lines)	$8.5	$12.7	$9.5	$20.4	$19.3	$21.2
Ford Credit Europe	5.0	4.6	4.5	4.6	4.6	4.7
Bank lines shared with Ford	7.2	8.0	8.0	8.1	8.3	8.3
Asset-backed commercial paper lines	13.0	10.0	12.5	1.4	1.4	1.5

Total back-up facilities	33.7	35.3	34.5	34.5	33.6	35.7
Drawn amounts	(1.1)	(1.3)	(1.0)	(1.1)	(0.9)	(2.2)

Total available back-up facilities	$32.6	$34.0	$33.5	$33.4	$32.7	$33.5

Memo:
Available funding through bank-sponsored asset-backed commercial paper issuers	$7.4	$7.1	$6.8	$—	$—	$—

Ratios
Commercial paper coverage	>100%	>100%	>100%	73%	69%	64%
Short-term debt and notes payable within one year to total debt	27	34	30	43	52	55
Short-term debt and notes payable within one year to total capitalization	25	32	28	40	48	50

      At September 30, 2002, our debt was $140.8 billion compared with $146.3 billion at December 31, 2001. Our debt plus securitized funding totaled $196.9 billion at September 30, up $4.4 billion from December 31, 2001, and up $10 billion from a year ago. At September 30, 2002, our gross commercial paper balance was $8.1 billion ($2.5 billion net of overborrowings), down $7.6 billion from December 31, 2001, and down $13.5 billion from a year ago. We continue to target our net commercial paper balance within a range of $5 billion to $7 billion, net of overborrowings. The average maturity of our commercial paper outstanding on September 30, 2002 was 35 days.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      At September 30, 2002, our total outstanding principal amount of receivables sold in securitizations was $65.8 billion, up $7.1 billion from December 31, 2001. Our retained interest in securitized assets at September 30, 2002 was $9.7 billion, down $2.8 billion from $12.5 billion at December 31, 2001. The decline in retained interest reflected primarily the sale of our undivided interests in wholesale receivables during the first quarter to support the issuance of additional securities by one of our securitization special purpose entities.

      At September 30, 2002, our ratio of short-term debt and notes payable within one year to capitalization was 25% compared with 28% at December 31, 2001 and 32% a year ago.

      Funding Proceeds. During the third quarter of 2002, our long-term debt proceeds totaled $1.4 billion, and securitized funding proceeds totaled $8.8 billion. Long-term debt funding consisted mostly of issuances in the U.S. market to retail investors. Our securitized funding included about $5.9 billion of public retail securitization transactions, about $1.9 billion issued under our FCAR asset-backed commercial paper program, and about $1.0 billion issued through bank-sponsored asset-backed commercial paper issuers.

      Funding Plan. We project our full-year long-term public funding requirements for 2002 to be between $31 billion and $34 billion, which includes long-term debt and securitized funding. As of September 30, 2002, we had completed $29 billion or about 90% of our planned long-term funding transactions for the year. At present, for the balance of 2002, it is highly unlikely that we will issue debt under our GlobLS™ program. We expect the majority of our long-term funding needs will be met through securitized funding of U.S. and non-U.S. receivables. As part of our recent “Investor Roadshow”, we disclosed our preliminary funding plan for 2003. We are planning on a total long-term funding need of $22 billion to $32 billion, down from 2002 and 2001. Of that amount, $7 billion to $12 billion will be issued in long-term debt and $15 billion to $20 billion in securitized funding. In addition, we will continue using our asset-backed commercial paper programs, bank-sponsored asset-backed commercial paper issuers and direct sales of assets, such as whole loan sales, each to the extent they provide added liquidity and cost effective funding. We continue to monitor our funding needs, and we may alter our projections of our funding requirements based on market conditions and other factors.

      Back-up Credit Facilities and Committed Funding Sources. At September 30, 2002, we had $33.7 billion of back-up credit facilities, of which $32.6 billion was available to us. At December 31, 2001, we had $34.5 billion of back-up credit facilities, of which $33.5 billion was available to us. About $13 billion of these back-up credit facilities serve as a liquidity facility for our asset-backed commercial paper programs. All our global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and minimum rating requirements that would limit our ability to borrow). In addition, at September 30, 2002, we had about $7.4 billion of available receivables purchase commitments with bank-sponsored asset-backed commercial paper issuers, about $600 million more than we had at December 31, 2001. These agreements have varying maturity dates between March 31, 2003 and October 31, 2003. At September 30, 2002, about $5.3 billion of the $12.7 billion of commitments were utilized.

Debt-to-Equity Ratio

      At September 30, 2002, our debt-to-equity ratio was 13.0 to 1 compared with 14.8 to 1 at December 31, 2001 and 13.8 to 1 at September 30, 2001. In January of 2002, we received a capital contribution of $700 million from Ford. We made a dividend payment of $450 million on September 27, 2002 to Ford. For 2002 and 2003, we expect to maintain our leverage in the range of 13.0 to 1 to 14.0 to 1. We expect to operate in the lower-end of this range through the fourth quarter of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      The following table shows the method for calculating our debt-to-equity ratios:

	September 30

	2002		2001		December 31, 2001

		Debt and		Debt and		Debt and
		Securitized		Securitized		Securitized
	Debt	Funding	Debt	Funding	Debt	Funding

	(in billions)
Total debt	$140.8	$140.8	$146.4	$146.4	$146.3	$146.3
Gross sold receivables outstanding	—	65.8	—	52.8	—	58.7
Retained interest in securitized assets	—	(9.7)	—	(12.2)	—	(12.5)
SFAS No. 133 adjustment, over- borrowing and cash	(13.1)	(13.1)	(7.6)	(7.6)	(5.0)	(5.0)

Adjusted debt	$127.7	$183.8	$138.8	$179.4	$141.3	$187.5

Total stockholder’s equity (including minority interest)	$13.7	$13.7	$12.4	$12.4	$12.0	$12.0
SFAS No. 133 adjustment	0.5	0.5	0.6	0.6	0.6	0.6

Adjusted stockholder’s equity	$14.2	$14.2	$13.0	$13.0	$12.6	$12.6

Debt-to-equity ratios including adjustments	9.0	13.0	10.7	13.8	11.2	14.8

Sales of Receivables and Securitization

      The following tables illustrate the retail installment and wholesale receivables that support our securitization programs, and securitization activity in the periods indicated:

	Third Quarter

	2002			2001

	Retail	Wholesale	Total	Retail	Wholesale	Total

	(in billions)
Sales of receivables during the relevant period
Retail securitization	$5.9	$—	$5.9	$3.9	$—	$3.9
Wholesale securitization	—	—	—	—	8.5	8.5
Motown notes program	—	—	—	—	—	—
FCAR	1.9	—	1.9	4.3	—	4.3
Bank-sponsored commercial paper	1.0	—	1.0	1.5	—	1.5

Net proceeds	$8.8	$—	$8.8	$9.7	$8.5	$18.2
Retained interest in securitized assets	0.7	—	0.7	(1.8)	8.7	6.9

Total sales of receivables in the relevant period	$9.5	$—	$9.5	$7.9	$17.2	$25.1
Sales of receivables prior to the relevant period and net of paydown activity during the relevant period	37.6	18.7	56.3	26.8	0.8	27.6

Total sold receivables outstanding at the end of the relevant period	$47.1	$18.7	$65.8	$34.7	$18.0	$52.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

	First Nine Months

	2002			2001

	Retail	Wholesale	Total	Retail	Wholesale	Total

	(in billions)
Sales of receivables during the relevant period
Retail securitization	$19.0	$—	$19.0	$13.4	$—	$13.4
Wholesale securitization	—	—	—	—	8.8	8.8
Motown notes program	—	4.8	4.8	—	—	—
FCAR	3.1	—	3.1	4.3	—	4.3
Bank-sponsored commercial paper	1.4	—	1.4	1.9	—	1.9

Net proceeds	$23.5	$4.8	$28.3	$19.6	$8.8	$28.4
Retained interest in securitized assets	1.3	(2.2)	(0.9)	2.0	8.7	10.7

Total sales of receivables in the relevant period	$24.8	$2.6	$27.4	$21.6	$17.5	$39.1
Sales of receivables prior to the relevant period and net of paydown activity during the relevant period	22.3	16.1	38.4	13.1	0.5	13.6

Total sold receivables outstanding at the end of the relevant period	$47.1	$18.7	$65.8	$34.7	$18.0	$52.7

Securitization Income

      The following table summarizes the pre-tax profit impact of securitizations reported in investment and other income related to securitizations for the periods indicated:

	Third Quarter		First Nine Months		Full-Year

	2002	2001	2002	2001	2001	2000	1999

	(in millions)
Gains on sales of receivables	$160	$169	$419	$469	$739	$14	$83
SFAS No. 133 fair value basis adjustment	(103)	(113)	(130)	(194)	(327)	—	—

Net gain	$57	$56	$289	$275	$412	$14	$83
Servicing fees earned	176	122	514	314	456	190	136
Interest income from retained securities	149	148	449	233	379	152	173
Excess spread and other	213	31	500	84	186	201	41

Total investment and other income related to securitizations	$595	$357	$1,752	$906	$1,433	$557	$433

Memo:
Total investment and other income related to securitizations excluding SFAS No. 133	$698	$470	$1,882	$1,100	$1,760	$557	$433
Receivables sold	9,531	25,086	27,447	39,100	52,533	21,618	12,910
Servicing portfolio as of period-end	65,816	52,717	65,816	52,717	58,748	28,366	19,471
Pre-tax gain per dollar of retail receivables sold (excluding SFAS No. 133)	1.7%	2.1%	1.7%	2.2%	2.2%	0.1%	0.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      In the third quarter of 2002, investment and other income related to securitizations was $595 million, an increase of $238 million or 67% compared with a year ago. This increase reflected primarily higher excess spread and servicing fees resulting from the growth in our outstanding sold receivables balance. Gains-on-sales of receivables were about the same as a year ago, reflecting lower gains per dollar of receivable sold offset by the growth in the amount of receivables sold in securitizations. In the third quarter of 2002, the gain per dollar of retail receivables sold was about 1.7%, down from 2.1% in the third quarter of 2001. This decrease reflected the relatively stable interest rate environment compared with the declining rate environment a year ago.

      In the first nine months of 2002, investment and other income related to securitizations was $1,752 million, an increase of $846 million or 93% compared with a year ago. This increase reflected primarily higher excess spread, interest income from retained securities, and servicing fees, each of which resulted from the growth in the amount of our outstanding sold receivables.

The Effect of Securitization Activity on Financial Reporting

      The sale of receivables reduces our financing margins in the year the receivables are sold as well as in future years. The following table shows the estimated net after-tax impact of securitizations (excluding SFAS No. 133) on our earnings for the periods indicated:

	Third Quarter		First Nine Months		Full-Year

	2002	2001	2002	2001	2001	2000	1999

	(in millions)
Total investment and other income related to securitizations (excluding SFAS No. 133)	$698	$470	$1,882	$1,100	$1,760	$557	$433
Impact on financing margins:
Relevant period receivable sales	(82)	(122)	(547)	(496)	(1,059)	(243)	(218)
Receivable sales prior to the relevant period	(637)	(346)	(1,568)	(516)	(611)	(521)	(158)

Total impact on financing margins	$(719)	$(468)	$(2,115)	$(1,012)	$(1,670)	$(764)	$(376)

Pre-tax impact of securitization	$(21)	$2	$(233)	$88	$90	$(207)	$57
Taxes	8	(1)	86	(32)	(33)	77	(21)

After-tax impact of securitization	$(13)	$1	$(147)	$56	$57	$(130)	$36

Memo:
Third quarter of 2002 compared with the third quarter of 2001	$(14)	—	—	—	—	—	—
First nine months of 2002 compared with the first nine months of 2001	—	—	$(203)	—	—	—	—

      The above table does not reflect the lower cost of secured funding compared with unsecured funding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Outlook

      For the fourth quarter of 2002, we expect improved year-over-year operating results, reflecting a lower provision for credit losses than a year ago. For the full year of 2002, we expect a modest improvement in our operating results compared with a year ago.

Cautionary Statement Regarding Forward Looking Statements

      Statements included in this Report or incorporated by reference into this Report may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “project,” “future” and “should” and similar expressions are intended to identify forward-looking statements, and these statements are based on our current expectations and assumptions concerning future events. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such statements, including, but not limited to, the following:

          Automotive Related:

•	Greater price competition in the United States and Europe resulting from currency fluctuations, industry overcapacity or other factors;

•	A significant decline in automotive industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Increased safety, emissions, fuel economy or other regulations resulting in higher costs and/or sales restrictions;

•	Work stoppages at key Ford or supplier facilities or other interruptions of supplies;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise.

•	Reduced availability of or higher prices for fuel;

•	Increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, act of war or measures taken by governments in response thereto that negatively affect the travel industry;

•	A market shift from truck sales in the United States;

•	A change in our requirements under long-term supply arrangements under which we are obligated to purchase minimum quantities or pay minimum amounts;

          Ford Credit Related:

•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

•	Higher-than-expected credit losses;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

•	Lower-than-anticipated residual values for leased vehicles;

•	New or increased credit, consumer protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s marketing programs that de-emphasize financing incentives and other competitive factors, which could result in a decline in our share of financing Ford vehicles.

          General:

•	Ford’s or our inability to implement the Revitalization Plan;

•	A further credit rating downgrade;

•	Major capital market disruptions that could prevent Ford or us from having access to the capital markets or that would limit our liquidity;

•	Availability of securitization as a source of funding;

•	Labor or other constraints on Ford’s or our ability to restructure Ford’s or our business;

•	Worse-than-assumed economic and demographic experience for our post-retirement benefit plans (e.g., investment returns, interest rates, health care trends, benefit improvements);

•	Economic difficulties in South America or Asia; and

•	Currency, commodity or interest rate fluctuations.

Changes in Accounting Standards

      New Accounting Standards. In May 2002, the Financial Accounting Standards Board (FASB) issued a proposed Interpretation, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including the Indirect Guarantees of Indebtedness of Others. This interpretation clarifies the recognition requirements when issuing certain guarantees after December 31, 2002. In addition, increased disclosure requirements for all guarantees will be effective for our full-year 2002 financial statements. We are presently evaluating the effect of this interpretation.

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the method of accounting for goodwill and intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer amortized, but are subject to an annual impairment test. As of September 30, 2002, our net goodwill and intangible assets, having various amortization periods, was about $200 million. Adoption of this standard did not have a material effect on our financial statements.

      The FASB issued an exposure draft interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements that addresses issues related to identifying and accounting for special purpose entities (SPEs). The scope of the interpretation excludes QSPEs as defined in SFAS No. 140. The proposed interpretation introduced a concept that the primary beneficiary of the activities of a SPE would be required to consolidate the SPE unless the SPE meets certain independent economic substance criteria. We are continuing to assess the impact the proposed interpretation may have on our accounting for SPEs.

      We adopted SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on May 15, 2002. SFAS No. 145 describes the accounting by a lessee for certain lease modifications. Our adoption of this standard did not have a material effect on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Other Financial Information

      The interim financial information included in this 10-Q Report has not been audited by PricewaterhouseCoopers LLP (PwC). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

      In our 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. We assess our exposure to interest rate changes by performing a sensitivity analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points (or 1%) across all maturities. Under this model, we estimate that at September 30, 2002, all else constant, such an increase would reduce our net earnings by approximately $56 million over the next 12 months, compared with $50 million at December 31, 2001.

ITEM 4.	CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filling date of this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is:

• recorded; • summarized; and	• processed; • reported;

in each case, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

      Changes in internal controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Retail Lessee Insurance Coverage Class Action. (Previously discussed on page 7 of the 10-K Report.) The federal district court has denied our motion to dismiss but has also denied plaintiffs’ motion to certify a class. We have asked the district court to certify the coverage issue raised by our motion to dismiss for an immediate appeal to the Court of Appeals for the 11th Circuit.

      Late Charges Class Action. (Previously discussed on page 7 of the 10-K Report and on page 23 of the Second Quarter 10-Q Report.) The trial court granted final approval of a nationwide settlement effective October 1, 2002 in the case of Connie Stickles et. al. v. Ford Credit (originally captioned as Cumberland v. Ford Credit and previously reported on page 26 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and on page 25 of our Annual Report on Form 10-K for the year ended December 31, 2000) involving similar allegations and claims for relief as those in the Simpkins v. Ford Credit case. An appeal from the court’s order approving the settlement has been filed by a class member who objected to the settlement. This appeal will delay the settlement and stay the settled case for approximately one year. We believe that the settlement in Stickles, if it ultimately becomes final, should resolve the Simpkins case as well, however, the plaintiffs in Simpkins believe that there is a Maryland constitutional issue unique to that case that is not covered by the nationwide settlement in Stickles. We have filed a motion to dismiss the Simpkins case on the basis, among others, that the settlement in Stickles resolves all of the issues related to our late fee charges.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not required.

ITEM 5. OTHER INFORMATION

      You can find additional information about Ford’s operating results and material litigation in Part I and Item 1 of Part II of Ford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which has been included as an exhibit to this Report and is incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: please refer to Exhibit Index.

      (b) Reports on Form 8-K during the quarter ended September 30, 2002:

Financial
Date of Report	Item	Statements Filed

July 2, 2002	Item 5 — Other Events	None
July 18, 2002	Item 5 — Other Events	News Release dated July 17, 2002 of Ford Motor Credit Company with attachment and news release dated July 17, 2002 of Ford Motor Company with attachments.
August 1, 2002	Item 5 — Other Events	None
September 4, 2002	Item 5 — Other Events	None
September 9, 2002	Item 5 — Other Events	None
September 10, 2002	Item 5 — Other Events	None
September 20, 2002	Item 5 — Other Events	None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR CREDIT COMPANY
(Registrant)

November 13, 2002

/s/ BIBIANA BOERIO

Bibiana Boerio
Executive Vice President,
Chief Financial Officer
and Treasurer

CERTIFICATIONS

I, Bibiana Boerio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ford Motor Credit Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ BIBIANA BOERIO

Bibiana Boerio
Executive Vice President,
Chief Financial Officer
and Treasurer

I, Greg C. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ford Motor Credit Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ GREG C. SMITH

Greg C. Smith
Chairman of the Board,
Chief Executive Officer
and President

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of

Ford Motor Credit Company:

      We have reviewed the accompanying condensed consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of September 30, 2002 and 2001, and the related condensed consolidated statements of income and of earnings retained for use in the business for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Ford Motor Credit Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

October 14, 2002

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Sequential
Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.
Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.	Filed as Exhibit 3-B to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2- 95568 and incorporated herein by reference.
Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33- 12928 and incorporated herein by reference.
Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Sequential
Designation	Description	Method of Filing

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33- 36946 and incorporated hereby by reference.
Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.
Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33- 55237.
Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10-A to Ford Motor Credit Company Report on Form 10-K for the year December 31, 2001 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-C	Copy of Agreement dated as of October 18, 2001 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10 to Ford Motor Credit Company Current Report on Form 8-K dated October 18, 2001 and incorporated by reference. File No. 1-6368.

Sequential
Designation	Description	Method of Filing

Exhibit 12	Calculation of ratio of earnings to fixed charges of Ford Credit.	Filed with this Report
Exhibit 15	Letter from PricewaterhouseCoopers LLP dated July 16, 2002, regarding unaudited interim financial information.	Filed with this Report
Exhibit 99.1	Part I, sections of Item 1 of Part II — Exhibit 12 and Exhibit 15 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.	Filed with this Report
Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.	Filed with this Report
Exhibit 99.3	Certification of President and Chief Operating Officer Acting As Chief Executive Officer pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.	Filed with this Report