Form 10-K
period 2002-12-31
FORD MOTOR CREDIT CO
filed 2003-03-18
CIK 38009

Ford Motor Credit Company

ANNUAL REPORT

ON FORM 10-K

for the year ended

December 31, 2002

Filed pursuant to Section 13

of the Securities Exchange Act of 1934

Item		Page

	Ford Motor Credit Company and Subsidiaries Financial Statements Consolidated Statement of Income	FC-2
	Consolidated Balance Sheet	FC-3
	Consolidated Statement of Stockholder’s Equity	FC-4
	Consolidated Statement of Cash Flows	FC-5
	Notes to Financial Statements	FC-6
	Exhibit 10-D.	10-1
	Exhibit 12.	12-1
	Exhibit 23.	23-1
	Exhibit 24.	24-1
	Exhibit 99.1.	99.1-1
	Exhibit 99.2.	99.2-1
	Exhibit 99.3.	99.3-1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Yes   ✓         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes                    No   ✓

     As of March 17, 2003, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     This Report incorporates by reference into Items 1 and 3 hereof Sections of Items 1, 3, 6, 7 and 7A of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     The registrant meets the condition set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

ITEM 1. OUR BUSINESS

Overview

      We are the world’s largest automotive finance company based on the dollar value of the portfolio of finance receivables we own and manage. We provide vehicle and dealer financing in 36 countries to more than 11 million customers and more than 12,500 automotive dealers. We were incorporated in Delaware in 1959 and are an indirect wholly-owned subsidiary of Ford Motor Company (Ford). Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

      All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, are made available, free of charge, through our website located at www.fordcredit.com/investorcenter/, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file such report or amendment with the SEC.

      Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our primary financing products fall into three categories:

•	Retail financing — purchasing retail installment sale contracts and retail lease contracts from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchasers, to purchase or lease vehicle fleets.

•	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing.

•	Other financing — making loans to dealers for working capital, improvements to dealership facilities, and to purchase and finance dealership real estate.

We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, purchase certain receivables of Ford and its subsidiaries and provide insurance services related to our financing programs.

      We earn our revenue primarily from the following:

•	Payments made under retail installment sale contracts and retail leases that we purchase, including interest supplements and other support payments from Ford on special-rate retail financing programs;

•	Investment and other income related to sold receivables; and

•	Payments made under wholesale and other dealer loan financing programs.

See Item 6 for quantitative information concerning the amount of revenue generated by the different types of services we provide.

      Geographic Scope of Operations and Segment Information. We conduct our financing operations directly or through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: Ford Credit North America (North America Segment) and Ford Credit International (International Segment). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. Additional financial information regarding our operations by business segments and operations by geographic regions are shown in Note 17 of our Notes to Financial Statements and see Item 7A for a discussion of currency exchange rate risks and of our hedging strategy.

ITEM 1. OUR BUSINESS (Continued)

North America Segment

      We do business in all 50 states of the United States through about 165 dealer automotive financing branches and 7 regional service centers. We do business in all provinces in Canada through 16 dealer automotive financing branches and 2 regional service centers. Our United States operations accounted for 76% and 80% of our total managed receivables in 2002 and 2001, respectively, and our Canadian operations accounted for about 5% and 4% of our total managed receivables in 2002 and 2001, respectively.

      In the United States and Canada, under the Ford Credit brand name, we provide financing services to and through dealers of Ford, Lincoln and Mercury brand vehicles and non-Ford vehicles also sold by these dealers. We provide similar financial services under the Jaguar, Land Rover and Mazda brand names to and through Jaguar, Land Rover and Mazda dealers, respectively. Under the PRIMUS label, we provide financing services to Aston Martin and non-Ford dealers in the United States and Canada. Volvo dealers in the United States obtain financing services from our U.S. Volvo financing subsidiary.

      To a limited extent, we also offer financing products through dealers to consumers who generally would not qualify for traditional financing provided by commercial banks or other automobile manufacturers’ captive finance companies. Our Fairlane Credit financing division offered non-prime financing through Ford, Lincoln and Mercury dealers by purchasing retail installment sale contracts, mainly for used vehicles. Our wholly-owned indirect subsidiary, Triad Financial Corporation (Triad), offers similar services primarily to non-Ford dealerships. As part of the Revitalization Plan announced by Ford and Ford Credit on January 11, 2002, we indicated that we would renew our focus on supporting primarily new vehicle financing of Ford’s brands. Consistent with our renewed focus, we dissolved our Fairlane Credit financing division. We largely completed this dissolution by July of 2002 and we did not incur significant transition costs. Triad remains a separate operation, which, at December 31, 2002, had $3.2 billion in managed receivables, representing 2% of our total managed receivables.

International Segment

      Our International Segment includes operations in three main regions: Europe, Asia/ Pacific and Latin America. Our Europe region is our largest international operation, accounting for 14% and 12% of our total managed receivables in 2002 and 2001, respectively. Within the International Segment, our Europe region accounted for 74% and 70% of our managed receivables in 2002 and 2001, respectively. Most of our European operations are managed through a U.K.-based subsidiary, FCE Bank plc (FCE), which operates in the United Kingdom and on a branch basis in all member states of the European Union and in Norway and Switzerland. In addition, FCE has subsidiaries in the United Kingdom, The Netherlands, Finland, Italy, Hungary, Poland and the Czech Republic that provide wholesale, leasing and retail vehicle financing. In our largest European markets, Germany and the United Kingdom, FCE offers most of our products and services under the Ford Credit/ Bank, Volvo Car Finance, Land Rover Financial Services, Jaguar Financial Services and Mazda Credit/ Bank brands, except for Volvo-branded products in Germany, which we offer through a different subsidiary. FCE generates most of our European revenue and contract volume from Ford Credit/ Bank brand products and services. FCE also has entered into cooperation agreements with financial institutions to permit dealers to offer financing under a variety of our brands in Croatia, Slovenia, Russia and Romania. Through FCE, we also manage Ford’s vehicle financing operations in countries where Ford and FCE do not have local operations but still sell and finance vehicles to dealers. In addition to offering financing products in Europe through FCE, Ford Credit offers financing in Sweden for our Volvo brand vehicles through a joint venture with Swedish Volvo dealers.

      In the Asia/ Pacific region, we operate in Australia, Japan, Taiwan, Thailand and New Zealand. We have joint ventures with local financial institutions in India, Indonesia and the Philippines. We maintain a limited presence in China through a representative office. In the Latin America region, we presently operate in Mexico, Puerto Rico, Brazil, Chile, Venezuela, and Argentina.

ITEM 1. OUR BUSINESS (Continued)

      Our business model and the structure of our operations throughout the International Segment have evolved as a result of implementation of the Revitalization Plan and local economic and political factors. Consistent with our focus on our core business of supporting Ford brands, during 2002 we agreed to sell our all-makes fleet leasing operations in Europe, Australia and New Zealand, which did business in some jurisdictions under the name Axus or Hertz Leasing, that was managed by an affiliate of Ford. We completed the sale of our all-makes fleet leasing operations in Australia and New Zealand in December of 2002 and we completed the sale of our all-makes fleet leasing operations in Europe in February of 2003.

      In addition, during 2002 we completed our private label partnering arrangements in Brazil with local financial institutions. These arrangements involved the sale of the majority of our existing retail receivables and our leasing business to local financial institutions and granting such financial institutions the right to finance and service retail receivables we continue to originate in Brazil. These financial institutions also act as an alternative distribution network for our products and services. As a result of the economic crisis in Argentina, we suspended new financing activity in Argentina in the first quarter of 2002. Similarly, as a result of the political and economic crisis in Venezuela, during the fourth quarter of 2002 we also suspended new financing activity in Venezuela.

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

      We compete mainly on the basis of service and financing rates. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. These policies have built strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables, and accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to maximize our competitive position. The integration of our financing services with Ford’s vehicle production and marketing plans gives us a competitive advantage in providing financing to Ford dealers and their customers. In addition, our size allows us to take advantage of economies of scale in both purchasing and servicing our receivables and leases.

      No single company is a dominant force in the industry. Recently, some of our bank competitors have developed credit aggregation systems that permit dealers to send, through a single standard system, retail credit applications to multiple finance sources and to evaluate different financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. We, along with other automobile manufacturers’ affiliated finance companies, have formed a joint venture, RouteOne LLC, that is developing a similar credit aggregation system. RouteOne LLC will also provide special rate and other incentive program information only offered by automobile manufacturers.

      Seasonal Variations. As a finance company, we own and manage a large portfolio of finance receivables and operating leases that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments. As a result, our overall financing revenues do not exhibit seasonal variations. However, throughout the automotive financing industry, credit losses are typically higher in the first and fourth quarters of the year due to competing financial demands on customers and lower vehicle resale values.

ITEM 1. OUR BUSINESS (Continued)

Dependence on Ford Motor Company

      The financing of Ford vehicles and support of Ford dealers account for the predominant share of our business. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford could have an effect on our business. A description of Ford’s business is included as an exhibit to this Report and incorporated by this reference. Additional information about Ford’s business, operations, production, sales and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2002, filed separately with the SEC.

      Ford has periodically sponsored special-rate financing programs available only through us. Similar programs may be offered in the future. Under these programs, Ford makes interest supplement or other support payments to us. These programs may increase our financing volume and share of Ford vehicles. Worldwide payments from Ford for interest supplements and other support costs totaled about $4.7 billion and $4.8 billion in 2002 and 2001, respectively. We recorded $3.7 billion and $4.1 billion in interest supplements and other support payments from Ford in 2002 and 2001, respectively, as financing revenues, including about $3.1 billion and $3.8 billion for receivables and leases purchased in the United States and Canada. At December 31, 2002, Ford has accrued approximately $4.7 billion of interest supplements and other support payments for receivables and leases, in the United States and Canada, about the same as of December 31, 2001. We will receive this amount over the term of the related contracts. For further discussion regarding interest supplement and other support payments see Note 13 of our Notes to Financial Statements.

Retail Financing

     Overview and Purchasing Process

      We provide financing services to retail customers through automotive dealers that have established relationships with us. Our primary business consists of purchasing retail installment sale and lease contracts for new and used vehicles mainly through dealers of Ford vehicles. Worldwide in 2002, we financed about 3.3 million vehicles through installment sales and finance leases, and we financed about 800,000 vehicles through operating leases. We report in our financial statements the receivables from customers under installment sale contracts and certain leases with fleet customers as finance receivables. We report in our financial statements most of our retail leases as operating leases with the capitalized cost of the vehicles recorded as depreciable assets, and we report these assets in our financial statements as net investment in operating leases. At December 31, 2002, worldwide, our retail finance receivables net of allowances for credit losses totaled $68.4 billion and our net investment in operating leases was $31.6 billion.

      In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our credit standards. Most of these contracts relate to the purchase of new vehicles, but some are for used vehicles. Dealers typically submit applications electronically to one of our branch offices. Some of the applications are automatically evaluated and either approved or rejected based on our origination scorecard and credit policy criteria. In other cases, our credit analysts evaluate applications using our written guidelines. As part of the judgmental process, we generally conduct a credit investigation prior to purchasing a retail installment sale contract or lease contract. This investigation includes a review of the applicant’s credit report supplied from a national credit bureau and an internal review and verification process. Typically, we are able to determine whether or not we will purchase a retail installment sale contract or lease contract within two hours of receipt of an application. We utilize electronic data imaging of documentation related to our consumer retail contracts to increase our accuracy, efficiency and as part of our comprehensive disaster recovery plan. In evaluating loan applications from commercial customers, we consider the borrower’s financial condition, collateral, debt servicing capacity, and numerous other financial and qualitative factors.

ITEM 1. OUR BUSINESS (Continued)

     Installment Sale Contracts

      The amount we pay for a retail installment sale contract is based on a negotiated vehicle purchase price agreed to between the dealer and the retail customer, plus any additional products, such as insurance and extended service plans, that are included in the contract, less any vehicle trade-in allowance or down payment from the customer applied to the purchase price. The net purchase price owed by the customer typically is paid over a specified number of months with interest at a fixed rate negotiated between the dealer and the retail customer. The dealer may retain a portion of the finance charge.

      We offer a variety of retail installment sale financing products. We generally purchase retail installment sale contracts with terms ranging from 12 to 60 months. During 2002, in response to actions taken by retail banks and other finance companies, we began to purchase retail installment sale contracts with terms up to 72 months in the United States. The average original term of our retail installment sale contracts was 55 months in the United States in 2002, compared with 54 months in 2001.

      In the United States, the average amount financed for new Ford, Lincoln, and Mercury brand vehicles under retail installment sale contracts was $25,130 in 2002, compared with $23,595 in 2001 and $21,205 in 2000. The corresponding average monthly payment was about $520 in 2002, $505 in 2001, and $495 in 2000.

      Some of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations such as those of recent college graduates. We also offer a Red Carpet Option (RCO) program under which the retail customer may finance their vehicle with an installment sale contract with a series of relatively lower monthly payments followed by paying the amount owed in a single balloon payment. The RCO customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any. Customers who choose our RCO program may also qualify for special-rate financing offers from Ford. Through the end of 2002, our RCO program was only available in Texas. During 2003, we are expanding our RCO program to Connecticut, New Jersey, New York, Rhode Island and Pennsylvania, and we will consider offering this product instead of lease financing in other states.

      We hold a security interest in the vehicles purchased through retail installment sale contracts. This security interest provides us certain rights and protections. As a result, if our collection efforts fail to bring a delinquent customer’s payments current, we generally can repossess the customer’s vehicle, after satisfying local legal requirements, and sell it at auction. The customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations. We require retail customers to carry fire, theft and collision insurance on financed vehicles.

     Retail Lease Plans

      We offer leasing plans to retail customers through our dealers. Our highest volume retail leasing plan is called Red Carpet Lease, which is offered in the United States and Canada through dealers of Ford, Lincoln and Mercury brands. We offer similar lease plans through dealers of other Ford brands (Jaguar, Land Rover, Mazda and Volvo) and through a limited number of non-Ford dealers under the PRIMUS brand. Under these plans, dealers originate the leases and offer them to us for purchase. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. After we purchase a lease from a dealer, that dealer generally has no further obligation to us in connection with the lease. The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any. At the end of the lease, the customer has the option to purchase the vehicle for the customer purchase option price specified in the lease contract or return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us for the specified lease-end value or return it to us. We sell vehicles returned to us to other Ford and non-Ford dealers through the same auction process that we use for repossessed vehicles.

ITEM 1. OUR BUSINESS (Continued)

      The amount we pay to a dealer for a retail lease, also called the acquisition cost, is based on the negotiated price for the vehicle plus any additional products, such as insurance and extended service plans, that are included in the contract, less any vehicle trade-in allowance or down payment from the customer. The customer makes monthly lease payments, in an amount equal to the acquisition cost less the estimated residual value of the vehicle at the lease end, plus lease charges. Some of our lease programs, such as our Red Carpet Lease Advance Payment Plan, provide certain pricing advantages to customers who make all or some monthly payments at lease inception or purchase refundable higher mileage allowances. We require lease customers to carry fire, theft, liability and collision insurance on leased vehicles.

      In the United States, retail operating lease terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 12 to 48 months. In 2002, the average original lease term was 33 months compared with 32 months in 2001; the average monthly payment was about $445 in 2002, $420 in 2001, and $395 in 2000.

      Several states have vicarious liability laws that hold the lessor of a vehicle liable for accidents involving the leased vehicle. Partly in response to these laws, we are expanding our RCO program and discontinuing our purchase of lease contracts in some of these states. As a retail installment sale, the RCO program eliminates the risk of vicarious liability for us, while providing customers many of the payment benefits associated with leasing.

     Other Retail Financing

      We also offer vehicle financing programs to commercial customers, which includes leasing companies, daily rental companies, government entities and fleet customers. These financings include both lease plans and installment purchase plans and are generally for terms of 12 to 84 months. The financing obligations are collateralized by perfected liens on financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases. At the end of the finance term, a lease customer may be required to pay us any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, we may pay the lease customer the excess amount. In the United States, these financings totaled about $4.5 billion as of December 31, 2002, and are included in retail finance receivables and net investment in operating leases in our financial statements.

Wholesale Financing

      We offer a wholesale financing program for qualifying dealers to purchase new and used vehicles held in inventory. We generally finance 100% of the vehicle’s wholesale price for new vehicles and up to 100% of the vehicle’s auction price for used vehicles. Dealers generally pay a floating interest rate on wholesale receivables based on the prime rate. The dealer pays off each wholesale receivable as the related vehicle is sold or leased. In the United States in 2002, the average wholesale receivable was outstanding for 71 days, including the time the vehicle was in transit from the assembly plant to the dealership. In 2002, we financed about 5 million vehicles worldwide through wholesale financing. At December 31, 2002, our wholesale portfolio totaled $16.4 billion net of allowance for credit losses. Our wholesale financing program includes financing of large multi-brand national dealer groups that are some of our largest wholesale customers based on the amount financed.

      When a dealer uses our wholesale financing program to purchase vehicles from Ford, another manufacturer or other vehicle source, we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. We generally are able to repossess the financed vehicles if the dealer does not make timely payments or meet its obligations under the financing program. However, once a vehicle is sold or leased to a retail customer, our right to repossess the vehicle to satisfy wholesale obligations is no longer effective. Our subsidiary, The American Road Insurance Company, provides insurance for vehicle damage and theft of vehicles held in dealer inventory.

ITEM 1. OUR BUSINESS (Continued)

      Since 1998, we have provided more than 83% of the wholesale financing on new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and more than 95% of the wholesale financing on new Ford brand vehicles acquired by dealers in Europe.

Other Financing

      We make loans to vehicle dealers for facilities improvements, working capital and to enable them to purchase and finance dealership real estate. For dealers in the United States and Canada, these loans totaled about $3.8 billion at December 31, 2002 and were included in other finance receivables in our financial statements. These loans typically are secured by liens on real estate, other dealership assets and sometimes personal guarantees of the individual owners of the dealership.

      We also purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford vehicle assembly plants in the United States to dealers and the sale of parts and accessories by Ford to dealers. At December 31, 2002, these purchased receivables totaled about $3.5 billion, of which about $1.6 billion was included in wholesale finance receivables and $1.9 billion was included in other finance receivables.

Marketing and Special Programs

      We actively market our financing products and services to automotive dealers and customers. Through personal sales contacts, targeted advertisements in trade publications, participation in dealer-focused conventions and organizations and support from manufacturers, we seek to demonstrate to dealers the value of entering into business relationships with us. We base our marketing strategy on our belief that we can better assist dealers in achieving their sales, financial and customer satisfaction goals by being a stable committed finance source with knowledgeable automotive and financial professionals offering accessible personal care and interaction. We demonstrate our commitment to dealer relationships with a variety of materials, measurements and analyses showing the advantages of a full range of automotive financing products that allows consistent and predictable single source financing. In addition, from time to time, we promote increased dealer transactions through incentives, bonuses, contests and selected program and rate adjustments.

      We promote our retail financing products primarily through pre-approved credit offers to prospective customers, point-of-sale information, ongoing communications and contacts with existing customers and sponsorships of selected racing teams. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage gap protection and excess wear and use waivers. In addition, we emphasize the quality of our customer service and the ease of making payments and transacting business with us. For example, through the Ford Credit North America web site, a customer can make inquiries, review an account balance, examine current incentives, schedule an electronic payment or qualify for a pre-approved credit offer. We also market our non-consumer financial services described above in “Other Retail Financing” with a specialized group of employees who make direct sales calls on dealers, and, often at the request of such dealers, on potential high-volume commercial customers. This group also uses various materials and venues to explain our flexible programs and services specifically directed at the needs of commercial and fleet vehicle customers.

Servicing

      General. After we purchase retail installment sale contracts and leases from dealers and other customers, we manage the receivables during their contract terms. This management process is called servicing. We service both our owned and sold receivables. Our servicing duties include the following:

•	applying monthly payments from customers;

•	contacting delinquent customers for payment;

ITEM 1. OUR BUSINESS (Continued)

•	maintaining the security interest in the financed vehicle;

•	monitoring insurance coverage for selected lease vehicles;

•	providing billing statements to customers;

•	responding to customer inquiries;

•	releasing liens on paid-off finance contracts;

•	arranging for the repossession of vehicles; and

•	selling repossessed and returned vehicles at auction.

      Service Center Locations. In June of 1999, we began to centralize our servicing functions, which were previously conducted at each branch office, to improve servicing processes and better leverage our technology and economies of scale. This process was completed in the United States and Canada in May of 2001 and will be completed by the end of 2003 in the United Kingdom and Germany. Centralization of our servicing functions has resulted in 9 regional service centers in North America (7 – United States; 2 – Canada) and will result in 3 regional service centers in Europe.

      Our North American regional service centers are located in:

United States:	Colorado Springs, Colorado;	Greenville, South Carolina;
	Tampa, Florida;	Nashville, Tennessee;
	Baltimore, Maryland;	Irving, Texas; and
Henderson, Nevada.

Canada:	Edmonton, Alberta; and	Ottawa, Ontario.

Each of these service centers generally services customers located in their region, but all of our North American service centers are electronically linked and workload can be allocated across service centers.

      We also have four specialty service centers in North America that focus on specific servicing activities:

•	Customer Service Center — Omaha, Nebraska;

•	Volvo Customer Service Center — Richardson, Texas;

•	National Bankruptcy Service Center — Livonia, Michigan; and

•	National Recovery Center — Mesa, Arizona.

      Within Europe, we have centralized our servicing activities in St. Albans and Watford, England to support our U.K. operations and customers, and in Cologne, Germany to support our German operations and customers. In smaller countries, we provide servicing through our local branch network.

      Customer Payment Operations. In the United States and Canada, customers are directed in their monthly billing statements to mail payments to a bank for deposit in a lockbox account. Customers may also make payments through electronic payment services, a direct debit program or a telephonic payment system.

      Servicing Activities — Consumer Credit. We design our collection strategies and procedures to keep accounts current and to collect on delinquent accounts. We employ a combination of proprietary and non-proprietary tools to assess the probability and severity of default for all of our receivables and leases and implement our collection efforts based on our determination of the credit risk associated with each customer. As each customer develops a payment history, we use an internally developed behavioral model to assist in determining the best collection strategies. Based on data from this scoring model, we group contracts by risk category for collection. Our centralized collection operations are supported by state-of-the-art auto-dialing technology and proprietary collection and workflow operating systems. Our U.S. systems also employ a web-based network of outside contractors who support the repossession process. Through our auto-dialer program

ITEM 1. OUR BUSINESS (Continued)

and our monitoring and call log systems, we target our efforts to contact customers about missed payments and developing satisfactory solutions to bring accounts current.

      Outsourced Operations. We engage third-party vendors to perform several of our servicing processes. These processes include applying monthly payments from customers, monitoring the perfection of security interests in financed vehicles, monitoring insurance coverage on lease vehicles, imaging of contracts and electronic data file maintenance, generation of retail and lease billing statements, telephonic payment systems for retail customers, the handling of some inbound customer service calls and the recovery of deficiencies in selected accounts. In addition, certain collection activities related to contracts purchased by Fairlane Credit are handled by third party vendors.

      Payment Extensions. At times, we offer payment extensions to customers who have encountered temporary financial difficulty that limits their ability to pay as contracted. A payment extension allows the customer to move a delinquent payment to the end of the term of the contract, usually by paying a fee that is calculated in a manner specified by applicable law. Before agreeing to a payment extension, the service representative reviews the customer’s past payment history, current financial situation and assesses the customer’s desire and capacity to make future payments. The service representative considers whether the proposed payment extension complies with our policies and guidelines. Higher levels of service center management review, and generally must approve, payment extensions.

     Repossessions and Auctions

      We view repossession of a financed or leased vehicle as a final step that we undertake only after all other collection efforts have failed or if the customer otherwise defaults under the retail installment sale or lease contract. We sell repossessed vehicles at auction and apply the proceeds to the amount owed on the customer’s account. At our National Recovery Center, we continue to attempt collection of any remaining amounts after repossession until the account is paid in full, we obtain mutually satisfactory payment arrangements with the debtor or we determine that the account is uncollectible.

      Ford’s Vehicle Remarketing Department, in conjunction with our regional service centers and our National Recovery Center, manage the sale of repossessed vehicles and returned leased vehicles. We attempt to maximize net auction proceeds by selling vehicles in geographic markets that will result in the highest resale value, net of transportation, reconditioning and auction costs. The determination of the sale location is based on an analysis of historical auction price data and market trends. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Vehicles are then offered for sale through open auctions, in which any licensed dealer can participate, and closed auctions, in which only Ford, Lincoln and Mercury dealers may participate. Our open auctions are mainly physical auctions, while our closed auctions are both physical auctions and on-line auctions. We decide to use an open or closed auction based upon factors such as vehicle age, mileage, and condition. In 2002, two-thirds of all of the vehicles sold through auctions were returned leased vehicles and one-third of all vehicles sold through auctions were repossessed vehicles. In 2002, we took, on average, 39 days to dispose of vehicles sold at auction, compared with 45 days in 2001. Repossessed vehicles are reported in other assets on our balance sheet and are valued at expected auction values.

      Wholesale and Commercial. We require most dealers to submit monthly financial statements, and we monitor for potential credit deterioration. We assign an evaluation rating to each dealer and we perform physical audits of vehicle inventory periodically, with more frequent audits for higher risk dealers. In addition, we monitor dealer inventory financing payoffs daily to detect adverse deviations from typical repayment patterns, in which case we take appropriate actions. Within the United States and Canada, eight commercial lending offices provide services to fleet purchasers, leasing companies and daily rental companies including administration and collections. We generally review our exposure under these credit arrangements at least annually. In our international markets, this business is managed within the head office of the local market area.

ITEM 1. OUR BUSINESS (Continued)

Insurance

      We conduct insurance operations primarily through The American Road Insurance Company (TARIC) and its subsidiaries in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:

•	Extended service plan contracts, mainly through Ford dealers for new and used vehicles,

•	Physical damage insurance covering vehicles and equipment financed by us at wholesale, and

•	Physical damage/liability coverage on Ford dealer daily rental vehicles.

      We also offer various Ford branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but do not retain the underwriting risk. In addition, in December 2002, Ford and its subsidiaries (other than TARIC) began to use TARIC to provide various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds and self-insurance workers’ compensation bonds. Previously, Ford had met all of its surety bond requirements with bonds issued by third party insurance companies. Our insurance business generated less than 1% of our total revenues in 2002 and 2001.

OUR EMPLOYEE RELATIONS

      At December 31, 2002, we had about 20,000 full-time employees, and 2,000 part-time and agency personnel. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.

OUR GOVERNMENTAL REGULATIONS

      As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

          United States

      Within the United States, our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

      Federal Regulation. We are subject to extensive federal regulation, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth in Lending Act for retail finance transactions include the terms of repayment, the amount financed, the total finance charge and the annual percentage rate. For retail lease transactions, we are required to disclose the amount of payments at consummation of the lease, the terms for payment, and information about lease charges, insurance, excess mileage and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on a variety of factors, including race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau. We are also subject to the Soldiers’ and Sailors’ Civil Relief Act, that requires us to reduce the interest rate charged on transactions with customers who subsequently enter into full-time service with the military. In addition, we are subject to other federal regulation, including the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to communicate periodically with consumers on privacy matters.

ITEM 1. OUR BUSINESS (Continued)

      State Regulation — Licensing. In most states, a consumer credit regulatory agency regulates and enforces laws relating to finance companies. Such rules and regulations generally provide for licensing of finance companies, limitations on the amount, duration and charges, including interest rates, that can be included in finance contracts, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. We must renew these licenses periodically. In certain states, we are subject to periodic examination by state regulatory authorities. Moreover, several states have laws that limit interest rates on consumer financing generally. In periods of high interest rates, these rate limitations can have an adverse effect on our operations if we are unable to purchase retail installment sale contracts with finance charges that reflect our increased costs. In some other states, we are not required to obtain special licenses and are not subject to extensive regulation of our business.

      State Regulation — Repossessions. To mitigate our credit losses, sometimes we must repossess a financed or leased vehicle. Repossessions are subject to prescribed legal procedures, including peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed vehicle and return of personal items to the customer. Some states provide the customer with reinstatement or redemption rights. Our ability to sell a repossessed vehicle is restricted if a customer declares bankruptcy. The independent repossession firms we use to repossess vehicles for us also are subject to regulatory requirements.

          International

      In some countries outside the United States, certain of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is regulated by the U.K. Financial Services Authority as an institution authorized as a deposit taking business under the Financial Services Market Act of 2000. FCE also holds a standard license under the U.K. Consumer Credit Act of 1974. Since 1993, FCE has obtained authorizations from the Bank of England (which role is now undertaken by the Financial Services Authority) pursuant to the Banking Consolidation Directive entitling it to operate on a branch basis in all member states of the European Union. In many of the other locations where we operate, governmental authorities require us to obtain licenses to conduct our financing business.

          Our Regulatory Compliance Status

      We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable U.S. local, state and federal regulations, as well as regulations in non-U.S. jurisdictions. However, we can provide no assurance that we, dealers who sell us contracts, or repossession firms that we engage, will be able to maintain all requisite licenses and permits. Failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations, financial condition and liquidity. Further, the adoption of new laws or regulations, or the revision of existing laws and regulations, could have a material adverse effect on our operations, financial condition and liquidity.

      We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance. Through our governmental relations efforts, we also attempt to participate in the legislative and administrative rule-making process on regulatory initiatives that impact finance companies. Our ongoing compliance efforts have not had a material adverse effect on our operations, financial condition or liquidity.

OUR TRANSACTIONS WITH FORD AND AFFILIATES

      We have a profit maintenance agreement with Ford that requires Ford to make payments to us to maintain our earnings at specified minimum levels. In addition, we have an agreement to maintain a minimum control interest in FCE and to maintain FCE’s net worth above a minimum level, and we have included a copy of this agreement as an exhibit to this Report. No payments were made under these agreements.

ITEM 1. OUR BUSINESS (Continued)

      We also formally documented our long-standing business practices with Ford in an agreement dated October 18, 2001, a copy of which was filed with the SEC on that date. The principal terms of this agreement include the following:

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

      More information about transactions between us and Ford and other affiliates, is contained in Note 13 of our Notes to Financial Statements, “Our Business — Overview”, “Our Business — Retail Financing”; “Our Business — Other Financing” and the description of Ford’s business included as an exhibit to this report.

ITEM 2. OUR PROPERTIES

      We own our world headquarters in Dearborn, Michigan and our PRIMUS offices in Nashville, Tennessee. FCE leases its corporate offices in Brentwood, England from an affiliate of Ford. Most of our automotive finance branches and service centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2002, our total obligation under leases of real property was about $211 million.

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

      Lease Residual Class Action. In January 1998, in connection with a case pending in Illinois state court, we and Ford were served with a summons and intervention counterclaim complaint relating to our leasing practices (Higginbotham v. Ford Credit). The counterclaim plaintiff, Carla Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, we commenced an action for deficiency against Virginia Shore, our lessee. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Shore purported to represent a class of all similarly situated lessees. Ford was not a party to the Shore case. Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against us, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against us for violations of the Consumer Leasing Act, seeks a declaratory judgment concerning the enforceability of early termination provisions in our leases, and asserts fraud. She also asserts a claim against us and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that we inflate the residual values of our leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately

ITEM 3. OUR LEGAL PROCEEDINGS (Continued)

disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleges that Ford dictated the residual values to us and thereby participated in an unlawful conspiracy. This case was stayed pending the approval or rejection of the settlement in Shore. We have reached individual settlements with the Shore plaintiffs.

      The Illinois court in Higginbotham found that the lease end residual value of Ms. Higginbotham’s vehicle was properly valued and, as a result, Ms. Higginbotham was an inadequate representative for the class. Subsequently, Ms. Higginbotham voluntarily dismissed her intervention counterclaim without prejudice in the Illinois state court and has reactivated her initial suit in the Florida federal court, pursuing substantially similar claims on behalf of herself and others similarly situated. Consequently, the Higginbotham case is proceeding in Florida. In addition, we have filed a response to plaintiff’s motion for class certification and have renewed our motion for summary judgment based on information obtained in discovery. Plaintiffs have filed a Request for Judicial Notice of Newly Discovered Evidence to support their motion for class certification and to oppose our motions for summary judgment.

      Fair Lending Class Action. A purported class action in federal court in New York (Jones) alleges that our pricing practices discriminate against African-Americans. Specifically, plaintiffs allege, “although Ford Credit’s initial analysis applies objective criteria to calculate the risk-related ’Buy Rate,’ Ford Credit then authorizes a subjective component in its credit pricing system — the Mark-up Policy — to impose additional non-risk charges.” A second case, pending in federal court in Nashville (Claybrook v. PRIMUS), contains similar allegations concerning PRIMUS accounts. A third case was filed in the Pennsylvania federal district court (Ceiba, Inc. v. Ford Credit, et al.) in which a Latino community-based organization, Ceiba, Inc., has made similar allegations on behalf of Latino Americans. We are only one of several defendants in the Pennsylvania case.

      Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that some of the matters described above could be decided unfavorably to us. Although the amount of liability at December 31, 2002 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position or results of operations.

      In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our business, results of operations and financial condition. For a discussion of pending cases against Ford see Item 3 in Ford’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC and included as an exhibit to our Report and incorporated by this reference.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      At December 31, 2002, all shares of our common stock were owned by Ford FSG, Inc., a wholly-owned subsidiary of Ford. We did not issue or sell any equity securities during 2002, 2001 or 2000. There is no market for our stock. In January 2002, we received a capital contribution of $700 million. In the second half of 2002, we paid cash dividends of $1.15 billion, resulting in a net dividend of $450 million for 2002. During 2001, we paid cash dividends of $400 million. We also paid dividends in 2000, 1999, and 1998. We may pay additional dividends from time to time depending on the amount and mix of our receivables, capital requirements, and profitability.

ITEM 6. SELECTED FINANCIAL DATA

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998
Selected Income Statement
Financing revenue	(in millions)
Operating leases	$10,432	$11,364	$10,463	$9,404	$9,339
Retail installment	7,695	8,492	7,943	6,931	6,210
Wholesale	953	2,187	2,713	1,683	1,620
Other	363	477	526	421	399

Total finance revenue	19,443	22,520	21,645	18,439	17,568
Depreciation on operating leases	(8,512)	(8,464)	(7,495)	(7,267)	(7,128)
Interest expense	(6,929)	(8,922)	(8,912)	(7,143)	(6,870)

Net financing margin	4,002	5,134	5,238	4,029	3,570
Investment and other income related to sales of receivables	2,610	1,433	557	433	610
Insurance premiums earned	261	231	226	236	293
Other income	656	661	653	795	501

Total financing margin and revenue	7,529	7,459	6,674	5,493	4,974
Operating expenses	(2,385)	(2,406)	(2,297)	(2,034)	(1,711)
Provision for credit losses	(2,972)	(3,352)	(1,665)	(1,162)	(1,178)
Other insurance expenses	(202)	(205)	(208)	(207)	(296)

Total expenses	(5,559)	(5,963)	(4,170)	(3,403)	(3,185)

Income before income taxes	1,970	1,496	2,504	2,090	1,789
Provision for income taxes	(732)	(664)	(929)	(786)	(672)
Minority interests in net income of subsidiaries	(3)	(1)	(33)	(52)	(48)

Income from continuing operations	1,235	831	1,542	1,252	1,069
Income/(loss) from discontinued/held-for-sale operations	30	8	(6)	9	15
Loss on disposal of discontinued/held-for-sale operations	(31)	—	—	—	—

Net Income	$1,234	$839	$1,536	$1,261	$1,084

Net income (excluding SFAS No. 133)	$1,375	$996	$1,536	$1,261	$1,084
Cash dividends	1,150	400	120	2,317	500
Return on equity	9%	7%	13%	11%	10%
Earnings-to-fixed charges ratio	1.28	1.17	1.28	1.19	1.13

Selected Balance Sheet
Finance receivables	(in billions)
Retail installment	$70.8	$85.5	$81.1	$76.4	$67.9
Wholesale	16.6	15.6	33.8	26.2	22.5
Other	9.8	9.2	8.4	7.1	6.7

Total finance receivables, net of unearned income	97.2	110.3	123.3	109.7	97.1
Deduct: Allowance for credit losses	(2.6)	(2.3)	(1.3)	(1.1)	(1.3)

Finance receivables, net	94.6	108.0	122.0	108.6	95.8
Operating leases, net	31.6	37.5	36.8	31.5	33.5

Total net finance receivables and operating leases	126.2	145.5	158.8	140.1	129.3
All other	44.0	27.6	15.5	16.5	7.9

Total assets	$170.2	$173.1	$174.3	$156.6	$137.2

Memo:
Total managed receivables*	$197.6	$204.2	$187.3	$159.7	$142.8

Capitalization
Short-term debt	(in billions)
Commercial paper	$8.2	$15.7	$42.3	$43.1	$46.2
All other	8.0	6.9	7.6	6.7	7.2

Total short-term debt	16.2	22.6	49.9	49.8	53.4
Long-term debt
Notes payable within one year	22.8	21.1	12.6	19.3	9.5
Notes payable after one year	101.3	102.1	83.1	63.0	51.2

Total long-term debt	124.1	123.2	95.7	82.3	60.7

Total debt	140.3	145.8	145.6	132.1	114.1
Stockholder’s equity	13.6	12.0	12.2	10.9	10.6

Total capital	$153.9	$157.8	$157.8	$143.0	$124.7

Debt-to-equity ratio	10.3	12.2	11.9	12.1	10.7
Short-term debt and notes payable within one year as percent of total capital	25%	28%	40%	48%	51%
Memo:
Debt-to-equity ratio on a managed basis (to 1) as defined in the MD&A (see explanation of calculation)	12.8	14.8	13.9	13.0	11.4

* Managed receivables includes receivables sold in securitizations and excludes receivables sold in whole-loan sale transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The principal factors that influence our earnings are the amount and mix of different types of finance receivables and net investment in operating leases and financing margins. The performance of these receivables and leases over time, mainly through credit losses and variations in the residual value of leased vehicles, also affects our earnings.

      The amount of our finance receivables and net investment in operating leases depends on:

•	The number of new and used vehicle sales and leases;

•	The extent to which we purchase retail installment sale and lease contracts and the extent to which we provide wholesale financing;

•	The cost of vehicles financed;

•	The level of dealer inventories;

•	Ford-sponsored special financing programs available exclusively through us; and

•	The availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

      For finance receivables, financing margins equal the difference between revenue earned on finance receivables and the cost of borrowed funds. For operating leases, financing margins equal revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. Interest rates earned on most receivables and rental charges on operating leases generally are fixed at the time the contracts are originated. On some receivables, primarily wholesale financing, we charge interest at a floating rate that varies with changes in short-term interest rates. We borrow funds at various maturities at both fixed and floating interest rates. External market conditions and our debt ratings affect these interest rates. As an alternative source of funding, we sell finance receivables in securitizations, retaining an interest in the sold receivables and continuing to service such receivables for a fee. Securitization provides us a stable source of funding at lower cost than our debt funding sources. During 2002, we also began selling receivables in whole-loan sale transactions.

      We review our business performance on an owned basis, a managed basis and a serviced basis. The owned basis includes only the receivables we own and report on our balance sheet. The managed basis includes owned receivables and receivables that we sold in securitizations and continue to service. The serviced basis includes managed receivables and our serviced-only receivables, which are receivables that we sold in whole-loan sale transactions where we retained no interest and continue to service.

      We analyze our performance primarily on an owned and managed basis. We retain interests in receivables sold in securitizations, and with respect to subordinated retained interests, we have credit risk. As a result, we evaluate credit losses, receivables and leverage on a managed basis as well as an owned basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. We do not believe that balance sheet measures of serviced-only receivables are as meaningful in analyzing our financial performance because we are not exposed to credit losses associated with serviced-only receivables and we only derive on-going revenue related to these receivables in our capacity as servicer.

Results of Operations

      Revitalization Plan. On January 11, 2002, Ford announced a Revitalization Plan. Included in the Revitalization Plan charges identified by Ford were costs related to us. We recorded charges to our earnings in the fourth quarter of 2001 for the cost of strategic partnering actions in Brazil, including losses related to the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

disposition of businesses and the write-down of certain assets ($126 million), government initiatives in Argentina related to currency devaluation and consumer debt ($65 million) and voluntary employee separation costs in North America ($13 million). In addition, we announced we would renew our focus on supporting vehicle financing of Ford’s brands. During 2002, we implemented a number of initiatives that contributed to a reduction in the amount of our receivables, and a shift in our product mix. These initiatives included the dissolution of Fairlane Credit financing division discussed in Item 1 and the sale of our all makes fleet leasing business as discussed below.

      SFAS No. 133. Our financial results include the effects of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133), that we adopted on January 1, 2001, requiring us to recognize all derivative instruments on our balance sheet at fair value. Further information on SFAS No. 133 and its impact on our results is contained in Notes 1 and 15 of our Notes to Financial Statements.

      Discontinued Operations. Consistent with our focus on the core business of supporting Ford’s brands, during 2002 we agreed to sell our all-makes fleet leasing operations in Europe, Australia and New Zealand, which did business in some jurisdictions under the name Axus or Hertz Leasing, that was managed by an affiliate of Ford. We completed the sale of our all-makes fleet leasing operations in Australia and New Zealand in December of 2002 and we completed the sale of our all-makes fleet leasing operations in Europe in February of 2003. The following discussion of our results in Item 7 and 7A excludes the results of these discontinued and held-for-sale operations, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which are described in Note 9 of the Notes to our Financial Statements.

Fourth Quarter 2002 Compared with Fourth Quarter 2001

      Our consolidated income from continuing operations in the fourth quarter of 2002 was $372 million, up $673 million compared with a loss of $301 million a year ago. Excluding the Revitalization Plan charges in the fourth quarter of 2001 and the continuing effects of SFAS No. 133, our operating income from continuing operations in the fourth quarter of 2002 was $400 million compared with $2 million, up $398 million from a year ago.

      Results of our operations by business segment for the fourth quarter of 2002 and 2001 are shown below:

	Fourth Quarter

			2002
			Over(Under)
	2002	2001	2001

	(in millions)
Ford Credit North America	$298	$(53)	$351
Ford Credit International	97	59	38
Eliminations/reclassifications (Note 17)	5	(4)	9

Operating income from continuing operations	$400	$2	$398
Revitalization Plan	—	(204)	204
SFAS No. 133	(28)	(99)	71

Consolidated income/(loss) from continuing operations	$372	$(301)	$673
Income from discontinued/held-for-sale operations	13	4	9
Loss on disposal of discontinued/held-for-sale operations	(31)	—	(31)

Total net income/(loss)	$354	$(297)	$651

      Ford Credit North America operating income from continuing operations in the fourth quarter of 2002 was $298 million, up $351 million compared with a loss of $53 million a year ago. This improvement reflected

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

primarily a lower provision for credit losses due to the non-recurrence of a substantial increase in our allowance for credit losses in 2001 and the net favorable impact of receivable sales, offset partially by lower net financing margins.

      Ford Credit International operating income from continuing operations in the fourth quarter of 2002 was $97 million, up $38 million from earnings of $59 million a year ago. This increase reflected primarily higher net financing margins due to our reduced focus on relatively lower margin fleet financing products, as well as a lower provision for credit losses.

Full Year 2002 Compared with Full Year 2001

      Our consolidated income from continuing operations in 2002 was $1,235 million, up $404 million or 49% from 2001. Excluding the charges associated with the Revitalization Plan in 2001 and the continuing effects of SFAS No. 133, our operating income from continuing operations in 2002 was $1,376 million, up $184 million or 15% from a year ago.

      Results of our operations by business segment for 2002 and 2001 are shown below:

	Full Year

			2002 Over/
			Under) 2001

	2002	2001	Amount	Percentage

		(in millions)
Ford Credit North America	$1,025	$958	$67	7%
Ford Credit International	351	254	97	38
Eliminations/reclassifications (Note 17)	—	(20)	20

Operating income from continuing operations	$1,376	$1,192	$184	15%
Revitalization Plan	—	(204)	204
SFAS No. 133	(141)	(157)	16

Consolidated income from continuing operations	$1,235	$831	$404	49%
Income from discontinued/held-for-sale operations	30	8	22
Loss on disposal of discontinued/held-for-sale operations	(31)	—	(31)

Total net income	$1,234	$839	$395	47%

      Ford Credit North America operating income from continuing operations in 2002 was $1,025 million, up $67 million or 7% compared with 2001. This increase reflected primarily a lower provision for credit losses due to the non-recurrence of a substantial increase in our allowance for credit losses late in 2001, offset partially by the net unfavorable impact of receivable sales and lower net financing margins.

      Ford Credit International operating income from continuing operations in 2002 was $351 million, up $97 million or 38% compared with 2001. This increase resulted primarily from higher net financing margins, due to our reduced focus on relatively lower margin fleet financing products, as well as a lower provision for credit losses, and the favorable impact of higher amounts of receivables.

Full Year 2001 Compared with Full Year 2000

      Our consolidated income from continuing operations in 2001 was $831 million, down $711 million compared with 2000. Our 2001 results included unusual charges related to the Revitalization Plan, which totaled $204 million, and the full year impact of SFAS No. 133, which totaled $157 million. Together, these charges reduced income from continuing operations by $361 million in 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of our operations by business segment for 2001 and 2000 are shown below:

	Full Year

			2001 Over/
			Under) 2000

	2001	2000	Amount	Percentage

		(in millions)
Ford Credit North America	$958	$1,369	$(411)	(30)%
Ford Credit International	254	212	42	20
Eliminations/reclassifications (Note 17)	(20)	(39)	19

Operating income from continuing operations	$1,192	$1,542	$(350)	(23)%
Revitalization Plan	(204)	—	(204)
SFAS No. 133	(157)	—	(157)

Consolidated income from continuing operations	$831	$1,542	$(711)	(46)%
Income/(loss) from discontinued/held for-sale operations	8	(6)	14

Total net income	$839	$1,536	$(697)	(45)%

      Ford Credit North America operating income from continuing operations in 2001 was $958 million, down $411 million or about 30% compared with 2000. This decline reflected primarily a higher provision for credit losses, offset partially by favorable earnings effects related to securitizations, higher placement volumes of finance receivables and operating leases and improved financing margins. We significantly increased our allowance for credit losses based on weakened economic conditions in the United States following the events of September 11, 2001.

      Ford Credit International operating income from continuing operations in 2001 was $254 million, up $42 million or about 20% compared with 2000. This increase resulted primarily from higher retail financing placement volumes and improved financing margins in Europe.

Financial Condition

Placement Volume and Financing Share

      Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Fourth Quarter		Full Year

	2002	2001	2002	2001	2000	1999	1998

	(in thousands)
Worldwide
Retail installment	710	1,299	3,322	4,495	3,777	3,428	3,030
Operating and finance leases	148	178	775	1,050	1,228	1,065	1,138

Total financing volume	858	1,477	4,097	5,545	5,005	4,493	4,168

North America Segment
United States	490	1,054	2,512	3,819	3,525	3,139	2,794
Canada	47	51	212	227	210	198	234

Total North America Segment	537	1,105	2,724	4,046	3,735	3,337	3,028
International Segment
Europe	211	247	917	988	795	829	800
Other international	110	125	456	511	475	327	340

Total International Segment	321	372	1,373	1,499	1,270	1,156	1,140

Total financing volume	858	1,477	4,097	5,545	5,005	4,493	4,168

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of new Ford brand vehicles acquired by dealers in Europe:

	Fourth
	Quarter		Full Year

	2002	2001	2002	2001	2000	1999	1998

United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	36%	69%	41%	54%	51%	47%	42%
Wholesale	86	84	84	84	84	84	83

Europe
Financing share — Ford
Retail installment and lease	34%	43%	34%	37%	32%	33%	33%
Wholesale	99	98	97	97	97	96	95

      Worldwide. Our financing contract placement volumes were 858,000 in the fourth quarter of 2002, down 619,000 contracts or 42% compared with a year ago. For the full year of 2002, financing contract volumes were 4.1 million, down about 1.4 million contracts or 26% compared with a year ago.

North America

      Our total financing contract placement volumes were 537,000 contracts in the fourth quarter of 2002, down 568,000 contracts or 51% compared with a year ago. This decline resulted primarily from Ford’s increased use of cash rebate marketing programs and our reduction of used and non-Ford retail installment financing. Unlike Ford sponsored special-rate financing, Ford’s use of cash rebate marketing programs does not require the use of our financing products. Our lower used and non-Ford vehicle financing reflected our renewed focus on supporting Ford’s brands. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 36% in the fourth quarter of 2002 compared with 69% a year ago. Our lower financing share resulted from changes in Ford’s marketing programs, as described above, including the curtailment of the comprehensive low-rate financing programs offered during the fourth quarter of 2001.

      For the full year of 2002, our total financing contract placement volumes were 2.7 million, down about 1.3 million contracts or 33% compared with a year ago. This decline reflected primarily Ford’s increased use of cash rebate marketing programs, which do not require use of our financing products, and our reduction of used and non-Ford retail installment financing. Our financing share for the full year of 2002 was 41% compared with 54% a year ago. This overall decrease resulted from the same factors discussed above.

International

      In the fourth quarter of 2002, our total financing contract placement volumes were 321,000, down 51,000 contracts or 14% compared with a year ago. This decrease reflected primarily lower fleet contract volumes in Britain and lower used and non-Ford contract volumes in Mexico and Puerto Rico, and changes to Ford’s marketing programs in various countries. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 34% in the fourth quarter of 2002, compared with 43% in the prior year.

      For the full year of 2002, our total financing contract placement volumes were about 1.4 million contracts, down 126,000 contracts or 8% compared with a year ago. This overall decrease resulted primarily from the same factors discussed above for the fourth quarter of 2002. Our financing share for the full year of 2002 was 34%, compared with 37% in the prior year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Finance Receivables and Operating Leases

      Our financial condition is significantly impacted by the performance of our owned and managed finance receivables. Our managed finance receivables include receivables that we own and receivables that we have sold in securitizations and continue to service. Our owned finance receivables, net of allowance for credit losses, and net investment in operating leases, and our managed finance receivables and net investment in operating leases, are shown below. Our serviced receivables, which includes our managed receivables and receivables that we have sold in whole-loan sale transactions and continue to service, are also noted:

	2002		December 31,

	December 31,	September 30,	2001	2000	1999	1998

	(in billions)
Outstanding Receivables, Net — Owned
Finance receivables
Retail installment	$68.4	$77.2	$83.4	$79.9	$75.4	$66.7
Wholesale	16.4	15.9	15.4	33.7	26.1	22.4
Other	9.8	9.1	9.2	8.4	7.1	6.7

Total finance receivables, net	$94.6	$102.2	$108.0	$122.0	$108.6	$95.8
Net investment in operating leases	31.6	33.5	37.5	36.8	31.5	33.5

Total owned	$126.2	$135.7	$145.5	$158.8	$140.1	$129.3

Memo: Allowance for credit losses included above	$3.2	$3.2	$2.8	$1.6	$1.5	$1.5

Outstanding Receivables — Managed
Finance receivables
Retail installment	$117.3	$124.3	$124.7	$105.9	$89.9	$74.5
Wholesale	38.9	34.7	32.8	36.1	31.1	28.1
Other	9.8	9.1	9.2	8.4	7.1	6.7

Total finance receivables	$166.0	$168.1	$166.7	$150.4	$128.1	$109.3
Net investment in operating leases	31.6	33.5	37.5	36.9	31.6	33.5

Total managed	$197.6	$201.6	$204.2	$187.3	$159.7	$142.8

Outstanding Receivables — Serviced	$202.6	$201.6	$204.2	$187.3	$159.7	$142.8

      Owned Receivables. On an owned basis, finance receivables and net investment in operating leases, net of allowances for credit losses, at December 31, 2002 were $126.2 billion, $9.5 billion lower than September 30, 2002 and down $19.3 billion or about 13% from a year ago. These decreases resulted primarily from higher sales of U.S. retail finance receivables in securitizations and whole-loan sale transactions in 2002. Lower net investment in operating leases resulted from changes in Ford’s marketing programs, which included Ford sponsored special-rate retail installment financing or cash rebates, that caused leasing to be a less attractive financing alternative.

      Managed Receivables. Total managed receivables at December 31, 2002 were $197.6 billion, down $4 billion from September 30, 2002 and down $6.6 billion from December 31, 2001. These decreases reflected primarily lower levels of retail finance receivables, offset partially by higher wholesale finance receivables. Retail finance receivables were lower reflecting primarily the sale of U.S. retail finance receivables in whole-loan sale transactions, which are described below. Wholesale finance receivables were higher because of increased dealer inventory levels.

      Serviced Receivables. Serviced receivables includes our managed receivables and receivables that we sold in whole-loan sale transactions. We continue to service the receivables sold in whole-loan sale transactions, however we retain no interest and all associated credit risk is transferred to the buyer. We sold

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

approximately $5 billion of U.S. retail finance receivables in December 2002 through two whole-loan sale transactions.

Credit Risk

      Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. As discussed in Item 1, we actively manage the credit risk of our consumer and non-consumer portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheets is our estimate of the probable credit losses for receivables and leases that are impaired at the points in time of such balance sheet.

Credit Loss Experience

      The following tables show actual credit losses net of recoveries, which is referred to as net credit losses, and loss-to-receivables ratios, which equals net credit losses divided by average amount of net receivables, for our worldwide owned and managed portfolios, for the various categories of financing during the years indicated:

	2002	2001	2000	1999	1998

	(in millions)
Owned
Net Credit Losses
Retail installment and lease	$2,292	$2,052	$1,283	$994	$1,031
Wholesale	40	33	14	3	9
Other	30	24	—	2	(1)

Total	$2,362	$2,109	$1,297	$999	$1,039

Loss-to-receivables
Retail installment and lease	2.04%	1.74%	1.10%	0.96%	1.09%
Wholesale	0.25	0.12	0.05	0.01	0.04
Total including other	1.72%	1.36%	0.84%	0.74%	0.86%

Managed
Net Credit Losses
Retail installment and lease	$2,740	$2,272	$1,410	$1,164	$1,166
Wholesale	46	34	15	3	11
Other	30	24	—	2	(1)

Total	$2,816	$2,330	$1,425	$1,169	$1,176

Loss-to-receivables
Retail installment and lease	1.73%	1.45%	1.00%	0.97%	1.07%
Wholesale	0.13	0.10	0.05	0.01	0.04
Total including other	1.39%	1.20%	0.81%	0.78%	0.86%

      The majority of our credit losses are related to retail installment sale and lease contracts. Credit losses depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, and the net resale value of repossessed vehicles. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts. Other credit losses reflect primarily account charge-offs for dealer capital loans.

Full Year 2002 Compared with Full Year 2001

      The loss-to-receivables ratio for our managed portfolio was 1.39% in 2002, up from 1.20% in 2001, reflecting higher net credit losses that resulted largely from a continuation of a weak economy in the United States and growth in both retail consumer prime and non-prime receivables and retail commercial receivables during previous years. Higher unemployment and an increase in bankruptcy filings in the United States

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

increased the number of vehicle repossessions. At the same time, a decline in used vehicle values and an increase in the average amount financed increased the average loss per unit repossessed.

      The loss-to-receivables ratio for our owned portfolio was 1.72% in 2002, up from 1.36% in 2001, reflecting an increase in net credit losses, for reasons discussed above, and an increase in securitization of wholesale receivables because credit losses on wholesale receivables are substantially lower than those for retail installment sale and lease contracts.

      In general, the loss-to-receivables ratio for our owned portfolio is higher than that for our managed portfolio reflecting the mix of receivables that we securitize. To date, we have securitized primarily retail consumer and wholesale receivables. Differences between the loss-to-receivables ratio for owned and managed portfolios also reflect the criteria we use to select assets for securitization. As is typical for most securitizations, we exclude receivables that have had payment extensions, are delinquent more than 30 days or are in bankruptcy. For a discussion of selection criteria associated with securitization and sales of receivables in whole-loan sale transactions, see “Sales of Receivables, Securitization and Off-Balance Sheet Arrangements.”

Full Year 2001 Compared with Full Year 2000

      In 2001, higher net credit losses compared with 2000 resulted largely from increases in our volume of receivables, a conversion to regional service centers in the United States and Canada, and an overall decline in the economy in the United States, with a significant increase in personal bankruptcy filings. During the last quarter of 2001, we also experienced an increase in account delinquencies and vehicle repossessions reflecting significantly weakening economic conditions in the United States following the events of September 11, 2001.

      The loss-to-receivables ratio for our owned portfolio increased from 0.84% in 2000 to 1.36% in 2001, resulting from higher net credit losses in 2001, for the reasons discussed above, and an increase in securitization of wholesale receivables because credit losses on wholesale receivables are substantially lower than those for retail installment sale and lease contracts.

Delinquencies and Repossessions.

      The following table shows delinquency and repossession statistics for our managed Ford, Lincoln and Mercury brand U.S. retail and lease portfolio. Our ability to collect amounts owed to us on delinquent accounts from customers is substantially impacted if a customer declares bankruptcy. Therefore, when we evaluate our portfolio of delinquent accounts, we divide such accounts into delinquent accounts where the customer has declared bankruptcy and delinquent accounts where the customer has not declared bankruptcy. Delinquencies are expressed as a percent of the end-of-period accounts outstanding for both bankrupt and non-bankrupt accounts. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding, defined as the repossession ratio.

	December 31,

	2002	2001	2000

Over-60-Day Delinquency Ratio
Non-bankrupt	0.36%	0.40%	0.30%
Bankrupt	0.30	0.25	0.21

Total	0.66%	0.65%	0.51%

	Full Year

	2002	2001	2000

Repossession Statistics
Repossessions (in thousands)	199	174	141
Repossession ratio	2.89%	2.45%	2.19%
Memo: Average loss per repossession	$6,960	$6,600	$5,800

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      In 2002, the over-60-day delinquency ratio, excluding accounts where the borrower has filed for bankruptcy was 0.36%, down from 0.40% in 2001. Including accounts where the borrower has filed for bankruptcy, the over-60-day delinquency ratio was 0.66% in 2002, about the same as 2001.

      In 2002, repossessions totaled about 199,000, up 25,000 units or 14% from 2001. In 2002, our repossession ratio was 2.89%, compared with 2.45% in 2001. In 2002, our average loss per repossession, which we refer to as severity, was $6,960, up $360 per unit or 5.5% from $6,600 in 2001. The increase in repossessions in 2002 compared to 2001 reflected the continued impact of a weak economy in the United States. The increase in severity reflected an increase in amount financed and a decline in used vehicle values.

Allowance for Credit Losses

      Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables, for our owned portfolio, are shown below:

	December 31,

	2002	2001	2000	1999	1998

	(in billions)
Allowance for Credit Losses
Retail installment and lease	$2.9	$2.5	$1.5	$1.4	$1.4
Wholesale	0.2	0.2	0.1	0.1	0.1
Other	0.1	0.1	0.0	0.0	0.0

Total allowance for credit losses	$3.2	$2.8	$1.6	$1.5	$1.5

As a Percentage of End-of-Period Net Receivables
Retail installment and lease	2.88%	2.10%	1.28%	1.25%	1.43%
Wholesale	1.37	1.03	0.37	0.41	0.40
Other	0.68	0.66	0.24	0.29	0.39
Total	2.51%	1.89%	1.03%	1.05%	1.19%

      In 2002, we increased our allowance for credit losses for our owned portfolio about $400 million compared with year-end 2001 levels. We took this action to reflect the impact of continuing weak economic conditions in the United States on our portfolio of finance receivables and leases. We consider our year-end 2002 allowance for credit losses of $3.2 billion to be adequate to cover the probable losses on our impaired receivables and leases. A description of our process for setting this allowance is provided in “Critical Accounting Estimates.” Our allowance for credit losses does not include any allowance for receivables that we have sold. Instead, when we sell receivables in securitizations, we retain an interest-only strip asset included in our retained interest in securitized assets. In establishing the fair value of this asset, we include an estimated amount of expected future credit losses related to securitized receivables.

Residual Risk on Retail Leases

      Our risk on retail leases is composed of two types of risk: residual value risk and return rate risk. Residual value risk is the possibility that the actual net auction proceeds we realize upon the sale of returned vehicles at lease termination, which is referred to as the residual value of these vehicles, will be lower than our projection of these values. Return rate risk is the possibility that the percentage of off-lease vehicles returned to us will be higher than we expect. These topics are discussed in more detail in “Critical Accounting Estimates.”

Retail Operating Lease Experience

      We use various statistics to monitor our residual value risk and return rate risk. Placement volume measures the number of leases we purchase each year. Termination volume is a measure of the number of vehicles for which the lease has ended in each year. Return rates are the percentage of leased vehicles that are

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

returned at the end of the lease to us and not purchased by either the customer or the dealer. The following table shows historical placement volumes, termination volumes and return rates for Ford Credit North America, which accounts for 94% of our total net investment in operating leases at December 31, 2002:

	2002	2001	2000	1999	1998

Placement Volume (in thousands)
Ford, Lincoln and Mercury Cars	104	163	205	187	207
Ford, Lincoln and Mercury Trucks	261	408	538	493	440
Jaguar, Land Rover and Volvo*	95	90	53	39	12
Other	9	17	23	32	71

Total North America	469	678	819	751	730

Termination Volume (in thousands)
Ford, Lincoln and Mercury Cars	169	151	154	244	288
Ford, Lincoln and Mercury Trucks	486	366	360	499	410
Jaguar, Land Rover and Volvo*	48	34	28	14	9
Other	34	80	87	107	120

Total North America	737	631	629	864	827

Return Rate
Ford, Lincoln and Mercury Cars	62%	58%	62%	70%	68%
Ford, Lincoln and Mercury Trucks	66	66	63	71	65
Jaguar, Land Rover and Volvo*	43	45	51	45	45
Other	50	60	69	67	58
Total North America	63%	62%	63%	70%	65%

*	We first reported placement and termination volumes for Volvo in 1999 and first reported placement volumes for Land Rover in 2001.

     In 2002, termination volumes totaled 737,000 units, up 106,000 units compared with 2001, largely related to higher contract volumes for leases originated in 1999 and 2000 and the growth in 36-month leases. Return rates remained relatively constant at 63%. In 2003, termination volumes likely will be slightly lower than in 2002 because of lower contract volumes for leases we purchased in 2001. However, future return rates will depend on a variety of factors including used vehicle values and new vehicle financing incentives, and we cannot be certain that return rates will continue to decline as they did from 1999 to 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Ratings

Overview

      Our short- and long-term debt funding sources are rated by three nationally recognized statistical rating organizations:

•	Fitch, Inc. (Fitch);

•	Moody’s Investors Service, Inc. (Moody’s); and

•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (S&P).

      In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by Ford, us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk, and therefore ratings should be evaluated independently for each rating agency. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. More information about the rating categories used by the nationally recognized statistical rating organizations can be obtained from Fitch, Moody’s and S&P.

      Fitch Ratings. On January 11, 2002, Fitch lowered our long-term debt ratings from A- to BBB+, confirmed our short-term debt rating at F2, and confirmed our rating outlook as negative. On October 31, 2002, Fitch affirmed our long-term debt rating at BBB+, our short-term debt rating at F2 and our rating outlook as negative.

      Moody’s Ratings. On January 16, 2002, Moody’s lowered our long-and short-term debt ratings from A2 to A3 and from Prime-1 to Prime-2, respectively, and confirmed our rating outlook as negative. On November 13, 2002, Moody’s confirmed our long-term and short-term debt ratings at A3 and Prime-2, respectively, and confirmed our rating outlook as negative. On March 7, 2003, Moody’s confirmed our credit ratings for both long- and short-term debt at A3 and Prime-2, respectively and confirmed our rating outlook as negative.

      S&P Ratings. On January 11, 2002, S&P confirmed our long-term and short-term debt ratings at BBB+ and A-2, respectively, and changed our rating outlook from stable to negative. On October 16, 2002, S&P placed our long-term debt ratings on CreditWatch with negative implications and reaffirmed our short-term debt rating at A-2. On October 25, 2002, S&P lowered our long-term debt rating from BBB+ to BBB and affirmed our rating outlook as negative. On March 7, 2003, S&P affirmed our credit ratings for both long- and short-term debt at BBB and A-2 respectively, and affirmed our rating outlook as negative.

      The following chart summarizes our credit ratings and the outlook assigned by the rating agencies as of March 7, 2003:

	Short-term	Long-term
	Debt	Debt	Outlook

Fitch	F2	BBB+	Negative
Moody’s	Prime-2	A3	Negative
S&P	A-2	BBB	Negative

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funding

Funding Sources

      Our funding sources include debt and sales of receivables in securitizations.

      Debt consists of short-term and long-term unsecured debt placed directly by us or through securities dealers or underwriters, and bank borrowings. We consider any debt with an original maturity of 12 months or less to be short-term debt. We obtain short-term debt funding primarily through the sale of commercial paper mostly to qualified institutional investors. We have commercial paper programs in the United States, Europe, Canada and other international markets. We also obtain short-term funding from the sale of demand notes to retail investors through the Ford Money Market Account (FMMA). FCE also issues certificates of deposit primarily to a broad range of institutional investors in various markets to obtain short-term funding. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

      We obtain long-term debt funding through the issuance of a variety of debt securities in the United States and international capital markets. Long-term debt is debt with an original maturity of more than 12 months. We use several long-term funding programs, including GlobLSTM notes offered with a variety of maturities of two years and longer, and medium-term notes sold through sales agents in smaller amounts in various currencies. We reach both retail and institutional investors in our long-term funding programs. During 2002, we launched our Continuously Offered Bonds for Retail Accounts program, further increasing our ability to access retail investors in the United States. We launched a similar program in Canada in January 2003 and plan to expand our retail bond offerings in other selected European markets by the end of the first quarter of 2003.

      We also sell receivables in securitizations to obtain funding, which can be structured to provide both short- and long-term funding. Securitization involves the sale of receivables to a special purpose entity (SPE), typically a trust. The SPE issues interest-bearing securities, commonly called asset-backed securities, that are secured by future collections on the sold receivables. The SPE uses proceeds from the sale of these securities to pay the purchase price for the sold receivables. Generally, the asset-backed securities are rated by independent rating agencies and sold in public offerings or in private transactions. We offer asset-backed securities primarily to institutional investors in a number of different capital markets, including the United States, Canada, Japan and Europe. We use both amortizing and revolving structures in our securitizations. We often retain interests in the securitized receivables. For a more complete discussion of securitization, see “Sales of Receivables, Securitization and Off-Balance Sheet Arrangements.”

Funding Strategy

      Our funding strategy is to maintain liquidity and access to diversified funding sources that are cost effective. In December 1988, we began selling a portion of our receivables in securitizations to fund our operations, and we have been a regular participant in the securitization market since then. During 2002, we continued to meet a significant portion of our funding requirements through securitizations because of the stability of the market for asset-backed securities, their lower relative costs (as described below), and the diversification of funding sources that they provide.

      During 2001 and 2002, we focused our efforts on further diversification of funding sources. As a result, we reduced our reliance on short-term funding, especially unsecured commercial paper. During 2002, we launched new asset-backed commercial paper and retail unsecured bond programs, and we expanded our securitization channels, including transactions by foreign affiliates and expansion of our bank-sponsored asset-backed commercial paper issuers program.

      As a result of our funding strategy, the lowering of our credit ratings in 2001 and 2002 has not had a material impact on our ability to fund our operations. In 2003, our funding strategy will continue to focus on improving liquidity and sustaining diverse and competitive funding sources. We believe that our funding

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

strategy will allow us to fund our operations through difficult economic conditions. Any further lowering of our credit ratings would increase our borrowing costs and potentially constrain certain funding sources. This could cause us to increase our use of securitization or other sources of liquidity or to reduce our managed receivables.

Cost of Funding Sources

      The cost of both debt and funding in securitizations is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our unsecured commercial paper and FMMA funding costs are based on spreads over the London Interbank Offered Rate (LIBOR), a commonly used benchmark interest rate. Our unsecured long-term debt and securitized funding costs are based on spreads over United States Treasury securities (U.S. Treasury) of similar maturities, LIBOR or other benchmark rates.

      In addition to enhancing our liquidity, one of the main reasons that we increased our use of securitizations as a funding source over the last few years has been that spreads on securitized funding have been more stable than unsecured term-debt funding spreads. Over the last two years, spreads on securitized funding have fluctuated between 46 and 102 basis points above comparable U.S. Treasury securities, while our unsecured long-term debt funding spreads have fluctuated between 123 and 662 basis points above comparable U.S. Treasury securities. In 2002, Our unsecured term-debt spreads fluctuated between 195 and 662 basis points above comparable U.S. Treasury securities, with an average spread of 357 basis points and a year-end spread of 447 basis points; securitized funding spreads have fluctuated between 61 and 86 basis points with an average spread of 71 basis points and a year-end spread of 62 basis points.

	Funding Spreads Compared to 3-Year U.S. Treasury*

	2002				December 31,

	Dec. 31	Sept. 30	June 30	Mar. 31	2001	2000	1999	1998

	(basis points)
Unsecured debt funding	447	499	213	242	264	157	86	79
Securitized funding	62	69	68	76	84	97	70	84

Unsecured over/(under) securitized	385	430	145	166	180	60	16	(5)

*	The spreads listed are indicative only and do not reflect specific trades.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Our outstanding debt and securitized funding was as follows at December 31:

	2002	2001	2000	1999	1998

	(in billions)
Debt
Commercial paper	$8.2	$15.7	$42.3	$43.1	$46.2
Ford Money Market Account	5.1	4.0	3.7	2.8	2.5
Other short-term debt	2.9	2.9	3.9	3.9	4.7

Short-term debt	16.2	22.6	49.9	49.8	53.4
Long-term debt (including notes payable within one year)	124.1	123.2	95.7	82.3	60.7

Total debt	$140.3	$145.8	$145.6	$132.1	$114.1
Securitized funding
Securitized portfolio	$71.4	$58.7	$28.4	$19.5	$13.5
Retained interest	(17.6)	(12.5)	(3.7)	(3.5)	(1.3)

Total securitized funding	53.8	46.2	24.7	16.0	12.2

Total debt plus securitized funding	$194.1	$192.0	$170.3	$148.1	$126.3

Back-up credit facilities
Ford Credit	$8.6	$9.0	$20.0	$18.5	$20.0
FCE	5.3	4.6	4.7	4.9	5.2
Bank lines shared with Ford	7.2	8.1	8.1	8.3	8.3
Asset-backed commercial paper lines	13.6	12.5	1.4	1.4	1.5

Total back-up facilities	34.7	34.2	34.2	33.1	35.0
Drawn amounts	(0.9)	(0.7)	(0.9)	(0.8)	(1.9)

Total available back-up facilities	$33.8	$33.5	$33.3	$32.3	$33.1

Memo:
Additional available funding through bank-sponsored asset-backed commercial paper issuers	$7.3	$6.8	—	—	—

	2002	2001	2000	1999	1998

Ratios
Commercial paper coverage	> 100%	> 100%	57%	54%	53%
Short-term debt and notes payable within one year to total debt	28	30	43	52	55
Short-term debt and notes payable within one year to total capitalization	25	28	40	48	50

      At December 31, 2002, our commercial paper balance was $8.2 billion ($3.4 billion net of overborrowing and including commercial paper sold to other Ford affiliates), down $7.5 billion from year-end 2001 levels. Total long-term debt at December 31, 2002 was $124.1 billion, compared with $123.2 billion a year ago. The increase in our long-term debt, particularly compared with year-end 2000 levels, reflects our funding strategy to reduce short-term debt and improve our liquidity.

      At December 31, 2002, our total debt was $140.3 billion, down $5.5 billion from a year ago, while debt plus securitized funding totaled $194.1 billion, up $2.1 billion compared with a year ago, reflecting our increased use of securitization as a funding source.

      At December 31, 2002, the ratio of our short-term debt and notes payable within one year to total capitalization was 25% compared with 28% and 40% at December 31, 2001 and December 31, 2000, respectively. This reduction reflects our strategy to improve liquidity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      During 2002, we issued $13.5 billion of long-term debt with maturities of one to thirty years. These issuances included $4.4 billion of Eurodollar bonds, $2.8 billion under our Continuously Offered Bonds for Retail Accounts program, $2 billion under our GlobLSTMprogram, and $4.3 billion in other transactions denominated in various currencies. In addition, we realized $36.4 billion in proceeds from sales of receivables in securitizations.

      For the full year 2003, we plan to maintain our commercial paper balances around $5 billion to $7 billion, net of overborrowing. We plan to raise $7 billion to $10 billion through long-term debt issuances and $12 billion to $15 billion through public term securitizations. Our total funding requirements, estimated to be between $19 billion to $25 billion of long-term transactions for the year, will be down from 2002. Our funding requirements for next year are lower than the amount of our long term debt that will mature during next year and the amount of our public term asset-backed securities that will amortize during next year (totaling about $40 billion) because we plan to further reduce the amount of our managed receivables and to increase our use of asset-backed commercial paper programs. Our estimated funding requirements take into account a whole-loan sale transaction of approximately $2 billion, which is contractually committed for the first quarter of 2003. Any additional whole-loan sale transactions could further reduce our funding requirements. We can offer no assurance that we will not change our funding plan, and our funding plan and ability to meet our funding plan are subject to risk and uncertainties, many of which are beyond our control.

Liquidity

      Maintaining liquidity through access to diversified funding sources has always been a key factor in our funding strategy. We define liquidity as our ability to meet our funding needs, which includes purchasing retail installment sale and lease contracts, funding other financing programs and repaying our debt obligations as they become due. In addition to unsecured debt offerings and securitizations described above, we have access to the following other sources of liquidity:

      Overborrowing. In the normal course of our funding transactions, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments. We consider a portion of the invested amounts as an overborrowing portfolio to provide liquidity primarily for our commercial paper program and to give us flexibility in our other funding programs. We increased our overborrowing levels during 2002 to pre-fund debt maturing in 2003. We monitor our overborrowing levels daily and adjust them as necessary to support our short-term liquidity needs.

      Bank-Sponsored Asset-Backed Commercial Paper Issuers Program. We have entered into agreements with several bank-sponsored asset-backed commercial paper issuers under which such issuers are contractually committed to purchase from us, at our option, up to $12.5 billion of receivables. These agreements have varying maturity dates between March 31, 2003 and October 31, 2003. As of December 31, 2002, we had utilized approximately $5.2 billion of these commitments. This program does not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that could preclude us from selling receivables, but does contain provisions that would terminate the unused portion of those commitments if the performance of the sold receivables deteriorates beyond specified levels. None of these arrangements may be terminated based on a change in our credit rating.

      Whole-Loan Sale Transactions. During 2002, we began a program to sell retail installment sale contracts in whole-loan sale transactions in which we retain no interest. This program provides liquidity by enabling us to reduce our managed receivables and our need for debt or securitized funding to support those receivables. In 2002, we sold $5 billion of retail finance receivables through whole-loan sales. We expect to execute other whole-loan sale transactions in 2003.

      Alternative Business Models. To enhance liquidity further, we may enter into agreements with banks or other financial institutions to permit such institutions to originate, finance, service or any combination thereof, for our operations in certain markets. These arrangements enhance our liquidity by reducing funding needs in

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

regions in which financial markets are less stable or less readily available to us. During 2002, we entered into such an arrangement with two banks in Brazil to both finance and service retail receivables we originate in Brazil.

      Back-up Credit Facilities. At December 31, 2002, we had $34.7 billion of back-up facilities, of which $33.8 billion remains available to us, about the same as a year ago. We maintain committed credit facilities with large financial institutions that totaled $13.9 billion at December 31, 2002 (Ford Credit $8.6 billion and FCE $5.3 billion). The majority of these facilities are available through June 30, 2007 and $0.9 billion was in use at December 31, 2002 (primarily by affiliates outside of the United States and Europe). In addition, we may use, at Ford’s option, $7.2 billion of Ford’s committed credit facilities, including $543 million available for FCE, which also are available through June 30, 2007. At December 31, 2002, of the $34.7 billion of total back-up facilities, $13.3 billion served as a liquidity facility for our FCAR Owner Trust (FCAR) asset-backed commercial paper program, $250 million served as a liquidity facility for our Motown NotesSM program, and $20.2 billion supported our unsecured commercial paper program and other liquidity. Our credit facilities do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that could preclude borrowing under the credit facilities. None of these facilities may be terminated based on a change in our credit rating.

Liquidity Risks

      Despite our diverse sources of liquidity, our ability to maintain our liquidity may be affected by the following factors:

•	Our credit rating;

•	Disruption of financial markets;

•	Market capacity for Ford- and Ford Credit-sponsored investments;

•	General demand for the type of securities we offer;

•	Our ability to sell receivables;

•	Performance of receivables in our previous receivables sale transactions;

•	Accounting and regulatory changes; and

•	Our ability to maintain back-up bank credit facilities.

Leverage

      We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing and/or appropriate capital structure. For a discussion of our capital structure, see “Capital Adequacy.” We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity
		Total Debt	+	Securitized Receivables	-	Retained Interest on Securitized Receivables	-	Cash and Cash Equivalent	-	SFAS No. 133 Adjustments on Total Debt
Managed Leverage	=
				Equity	+	Minority Interest	-	SFAS No. 133 Adjustment on Equity

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      We calculate managed leverage by making several adjustments to our financial statement leverage to reflect the way we manage our business. We add the total amount of receivables sold in securitizations, net of retained interests, to our debt because we consider securitization to be an alternative source of funding. We also deduct cash and cash equivalents because they generally correspond to excess debt beyond the amount required to support our financing operations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt.

      SFAS No. 133 requires us to make fair value adjustments to our assets, debt and equity positions to reflect the impact of interest rate instruments we use in connection with our term debt issuances and securitizations. SFAS No. 133 adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market rates. We generally repay our debt funding obligations as they mature. As a result, we exclude the impact of SFAS No. 133 on both the numerator and denominator in order to exclude the interim effects of changes in market rates. For a discussion of our use of interest rate instruments and other derivatives, see Item 7A.

      The following table illustrates the calculation of our financial statement leverage:

	2002	2001	2000	1999	1998

	(in billions)
Total debt	$140.3	$145.8	$145.6	$132.1	$114.1
Total stockholder’s equity	13.6	12.0	12.2	10.9	10.6
Debt-to-equity ratio (to 1)	10.3	12.2	11.9	12.1	10.7

      At December 31, 2002, our financial statement leverage was 10.3 to 1 compared with 12.2 to 1 a year ago. This decrease in leverage resulted primarily from our improved earnings and a reduction in owned receivables.

      The following table illustrates the calculation of our managed leverage:

	2002	2001	2000	1999	1998

	(in billions)
Total debt	$140.3	$145.8	$145.6	$132.1	$114.1
Total securitized receivables outstanding	71.4	58.7	28.4	19.5	13.5
Retained interest in securitized receivables	(17.6)	(12.5)	(3.7)	(3.5)	(1.3)
Adjustments for cash and cash equivalents	(6.8)	(2.9)	(1.1)	(0.9)	(0.8)
Adjustments for SFAS No. 133	(6.2)	(2.1)	—	—	—

Total	$181.1	$187.0	$169.2	$147.2	$125.5

Total stockholder’s equity	$13.6	$12.0	$12.2	$10.9	$10.6
Adjustment for SFAS No. 133	0.5	0.6	—	—	—
Adjustment for minority interest	*	*	*	0.4	0.4

Total	$14.1	$12.6	$12.2	$11.3	$11.0

Managed debt-to-equity ratio (to 1)	12.8	14.8	13.9	13.0	11.4

*	Less than $100 million

Leverage Strategy

      Our managed leverage strategy involves establishing a leverage level that we believe reflects the risk characteristics of our underlying assets. In establishing a target leverage level, we consider the characteristics of the receivables in our managed portfolio and the prevailing market conditions. In the fourth quarter of 2001, we established our current managed leverage target range at 13 to 14 to 1. To maintain managed leverage in our target range, we eliminated planned dividends in the first half of 2002 and on January 11, 2002, Ford made a capital contribution of $700 million to us. As a result of improved profitability, and lower receivables levels

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

we resumed our dividend payments during the third quarter 2002. We paid dividends of $450 million on September 27, 2002 and $700 million on December 26, 2002.

      At December 31, 2002, our managed leverage was 12.8 to 1 compared with 14.8 to 1 a year ago. This decrease resulted primarily from our improved earnings and a reduction in managed receivables.

Sales of Receivables, Securitization and Off-Balance Sheet Arrangements

      Overview

      We sell receivables in securitizations and whole-loan sales. These types of arrangements are not reflected on our balance sheet in the same way as debt funding, but these types of arrangements have had and could reasonably have an effect on our financial condition, operating results and liquidity. Many finance companies and banks use securitization to fund their operations.

      Securitization

      The United States securitization market is well developed and highly liquid with more than $1.5 trillion of asset-backed securities outstanding at December 31, 2002. The securitization market is also well developed in a number of other countries, including Canada, the United Kingdom, Germany, Australia and Japan.

      We actively participate in the asset-backed securitization market and have been a frequent participant since December 1988. We were the largest securitizer of automobile finance receivables in 2002 and 2001. We securitize our receivables because the highly liquid and efficient market for securitization of financial assets provides us with a cost-effective source of funding.

      We securitize three types of assets:

•	Retail installment sale contracts;

•	Wholesale receivables; and

•	Retail operating leases.

Use of Special Purpose Entities

      Securitization involves the sale of receivables to a special purpose entity (SPE), typically a trust. The SPE issues interest-bearing securities, commonly called asset-backed securities that are secured by future collections on the sold receivables. The SPE uses proceeds from the sale of these securities to pay the purchase price for the sold receivables. We retain interests in the securitized receivables. These retained interests may include senior and subordinated securities, undivided interests in wholesale receivables, restricted cash held in reserve funds for the benefit of the SPEs and interest-only strips. Our use of SPEs in our securitizations is consistent with conventional practices in the securitization industry. The sale to the SPE achieves isolation of the sold receivables for the benefit of securitization investors and, assuming accounting rules are met, the sold receivables are removed from our balance sheet.

      We sponsor the SPEs used in all but one of our securitization programs. None of our officers, directors or employees hold any equity interests in our SPEs or receives any direct or indirect compensation from the SPEs. These SPEs do not own our stock or stock of any of our affiliates.

      Most of our SPEs are classified as qualifying SPEs consistent with the requirements of Statement of Financial Accounting Standards No. 140 (SFAS No. 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because of the nature of the assets held by these entities and the limited nature of their activities. Basically, the activities of a qualifying SPE must be limited to passive investment in financial assets and issuing beneficial interests in those assets.

      We also sponsor one securitization SPE, FCAR that is not a qualifying SPE under SFAS No. 140 because its permitted activities are not sufficiently limited. However, because FCAR maintains substantive

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

third-party equity, it was not consolidated in our financial statements at December 31, 2002 under applicable accounting rules. See Note 6 of our Notes to Financial Statements for a further discussion of the impact of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, on FCAR.

      Finally, third-party banking institutions sponsor the SPEs that we use in one of our securitization programs as described in “Securitization Programs — Bank Sponsored Asset-Backed Commercial Paper Issuers Program.”

Typical Securitization Structure

      In our typical U.S. securitizations, we sell a pool of our retail installment sale contract receivables to a wholly-owned bankruptcy remote special purpose subsidiary that establishes a separate SPE, usually a trust, and transfers the receivables to the SPE in exchange for the proceeds from securities issued by the SPE. Following the transfer of the sold receivables to the SPE, the receivables are no longer our assets and they no longer appear on our balance sheet. The securities issued by the trust, usually notes or certificates of various maturities and interest rates, are paid by the SPE from future collections on the receivables it owns. These securities, commonly referred to as asset-backed securities, are structured into senior and subordinated classes. The senior classes have priority over the subordinated classes in receiving collections from the sold receivables.

      The following flow chart diagrams our typical securitization transaction:

      We select receivables for our securitization transactions using selection criteria designed for the specific transaction. For securitizations of retail installment sale contracts, the selection criteria are based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program and the type of financed vehicle. In general, the criteria also require receivables to be active and in good standing. In our Ford Credit and PRIMUS retail transactions, we typically exclude receivables where the obligor is having credit problems, including more than 30-day delinquency, bankruptcy or payment extensions. We make representations and warranties to the SPE about the selection criteria as well as other eligibility requirements of the receivables relating to the legal status and enforceability of the receivable, security interest in the financed vehicle, and its origination in compliance with law. We also make representations and warranties to the SPE about the accuracy of data provided on the receivables and characteristics of the overall pool of receivables.

      We provide various forms of credit enhancements and payment enhancements to reduce the risk of loss for senior classes of securities and enhance the likelihood of timely payment of interest and principal when due. These enhancements include the following:

•	Over-collateralization. Over-collateralization occurs when the principal balance of receivables owned by the SPE exceeds the principal amount of asset-backed securities issued by the SPE. Over-collateralization levels are established by independent rating agencies at levels necessary to support the credit ratings for the asset-backed securities issued by the SPE. Many of our securitizations of retail installment sale contracts require payments of principal on the asset-backed securities in excess of principal collections on the receivables resulting in increasing amounts of over-collateralization. The SPE makes these payments until a targeted level of over-collateralization is reached and continues to

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the extent necessary to maintain this level. If the pool of receivables contains low interest rate contracts, the targeted over-collateralization level is set higher to compensate for such contracts. After the targeted level of over-collateralization is reached, we have the right to receive “excess spread,” or the collections on the sold receivables in excess of amounts needed to make required payments of principal and interest to investors, servicing fees and interest rate swap payments, if any. Excess spread is recorded as an interest-only strip asset on our balance sheet. In addition, many of our securitization structures have a “turbo” feature that requires excess spread to be used to make principal payments on certain senior securities until they are paid in full.

•	Cash reserve funds or restricted cash. A portion of proceeds from the sale of asset-backed securities are held in segregated reserve funds and may be used to pay principal and interest to investors and other obligations of the SPE if collections on the sold receivables are insufficient.

•	Subordinated securities. The SPE typically issues subordinated securities that generally do not receive payments of principal until more senior securities are paid in full.

•	Interest rate swaps. If the SPE issues floating rate securities, it enters into an interest rate swap with a highly rated swap counterparty to hedge the interest rate risk between the fixed rate (or floating rate with a different market index) paid on the receivables and the floating rate paid on the securities. This swap ensures that the SPE will have sufficient funds over the life of the securitization transaction to make timely payments of interest on the asset-backed securities, regardless of changes in interest rates.

      We retain interests in receivables sold through securitizations. The retained interests may include senior and subordinated securities issued by the SPE, undivided interests in wholesale receivables, restricted cash held for the benefit of the SPE (for example, a reserve fund) and an interest-only strip. Retained interests, including a portion of our undivided interest in wholesale receivables, are subordinated and serve as credit enhancements for the more senior securities issued by the SPE to help ensure that adequate funds will be available to pay investors that hold senior securities. Our ability to realize the carrying amount of our retained interests largely depends on actual credit losses and prepayment speeds on the sold receivables.

      The asset-backed securities are rated by independent rating agencies and sold in public offerings or in private transactions. The holders of asset-backed securities have no recourse to us or our assets as a result of the credit performance of the receivables and have no ability to require us to repurchase their securities. We do not guarantee any securities issued by the SPE.

      We use both amortizing and revolving structures in our securitizations. In most amortizing structures, the SPE issues securities that receive monthly payments of principal and therefore amortize down as collections on the sold receivables are received. In some so-called “bullet” structures, the SPE may issue a variable pay term note at the targeted maturity of a class of securities. The proceeds of this note are applied to pay the maturing securities in full in a single lump-sum payment and the new note receives the amortizing payments. In revolving structures, the SPE issues securities that receive only monthly interest payments for a set period of time, called the revolving period, before receiving repayments of principal. During the revolving period, principal collections on the sold receivables are used to purchase additional receivables for the SPE. At the end of the revolving period, investors may receive principal payments in a number of monthly payments or in a single lump sum payment.

      The SPE engages us as servicer to collect and service the sold receivables for a servicing fee of generally 1% of the principal amount of receivables plus fees such as late charges and extension fees collected from obligors. Our servicing duties include collecting payments on receivables and generally paying them to the SPE within two business days of receipt. We also prepare monthly investor reports on the performance of the sold receivables, including collections, delinquencies and credit losses, and payment reports that are used by the trustee of the SPE to distribute payments. While servicing the sold receivables for the SPE we apply the same servicing policies and procedures that we apply to our owned receivables and maintain our normal

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

relationship with our financing customers. We also perform administrative services for most of the SPEs, including filing periodic reports, preparing notices and tax reporting.

      The SPE has limited purposes and may only be used to purchase the receivables, issue asset-backed securities and make payments on the securities. The SPE has a limited duration and generally terminates when investors holding the asset-backed securities have been paid all amounts owed to them. As servicer we have a “clean-up call” option allowing us to purchase the receivables from the SPE at their principal balance plus accrued interest when the receivables balance declines to 10% or less of the original receivables balance. This purchase results in payment in full of all the outstanding asset-backed securities issued by the SPE.

      We may also enter into derivative transactions to facilitate our securitizations. Generally, we enter into a back-end swap with the swap counterparty to the SPE that puts us in the same economic position as if we were the swap counterparty directly with the SPE, less an intermediation fee. Since January 2002, in our Ford Credit and PRIMUS retail securitization programs, we enter into a back-end swap with the swap counterparty to the SPE that protects the counterparty against the risk that the sold receivables will prepay faster or slower than an assumed rate.

Securitization Programs

      We sell receivables through the following securitization programs:

      Retail Securitization — Ford Credit and PRIMUS. We sell pools of retail installment sale contracts originated through Ford Credit and PRIMUS to SPEs that issue securities, most of which are sold to investors in public offerings or private transactions. These transaction structures are similar to the typical securitization structure described above.

      Retail Securitization — Triad. In 2002, we began securitizing our retail installment sale contracts originated through Triad. In these transactions, we sell pools of non-prime credit quality retail installment sale contracts to SPEs that issue securities, most of which are sold to investors in public offerings or private transactions. These transaction structures are similar to the typical securitization structure described above. We purchase a financial guaranty insurance policy from a highly rated insurance company that insures the payment of scheduled interest and certain principal payments on the senior securities in these transactions.

      Wholesale Securitization. We sell wholesale finance receivables from specified dealer accounts to SPEs that issue notes that are sold to investors in public offerings. We continue to own the dealer accounts, but we are required to sell to the SPE all eligible receivables generated under these dealer accounts as the dealers acquire vehicles that are financed by us. The SPE issues notes that are secured by an undivided proportionate interest in the receivables and we retain the remaining undivided interest. Part of our retained interest is subordinated to senior investors and serves as credit enhancement. The other part has the same priority to the collections on sold receivables as the senior noteholders. Our retained interest fluctuates as the amount of receivables held by the SPE increases or decreases over time due to changes in levels of dealer floorplan inventories and as additional series of notes are issued by the SPE and notes are paid off. Our retained interest must be maintained at a minimum required level for credit enhancement.

      FCAR. FCAR is a limited purpose trust established to issue asset-backed commercial paper. FCAR purchases highly rated asset-backed securities issued by Ford Credit-sponsored securitization SPEs. Although FCAR may hold asset-backed securities secured by retail installment sale contracts, wholesale receivables and lease receivables, as of December 31, 2002, FCAR held only asset-backed securities secured by retail installment sale contracts. FCAR raises the funds to purchase these asset-backed securities by issuing asset-backed commercial paper and equity certificates. At December 31, 2002, FCAR held about $12.2 billion of asset-backed securities and had about $11.8 billion of asset-backed commercial paper outstanding. In addition, FCAR has about $410 million of equity certificates outstanding of which $404 million, or about 98.5%, is owned by investors not affiliated with us but who have business relationships with us and Ford. We act as administrator for FCAR and oversee its limited operations. At December 31, 2002, about $13.4 billion

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of our bank credit facilities are available to provide liquidity to FCAR’s issuance of asset-backed commercial paper.

      Motown NotesSM Program. The Motown Notes program, launched in January 2002, is an asset-backed commercial paper program we administer. The Motown Notes are issued by an SPE that owns a pool of wholesale receivables and are secured by an undivided proportionate interest in these receivables. The SPE is also used for wholesale securitization as described above. The Motown Notes program is supported by a bank liquidity facility equal to at least 5% of the principal amount of the Motown Notes. On December 31, 2002, the Motown Notes program totaled $5.0 billion. In January 2003, we reallocated bank liquidity facilities to support the Motown Notes program, increasing its capacity from $5.0 billion to $8.5 billion.

      Bank-Sponsored Asset-Backed Commercial Paper Issuers Program. We sell pools of retail installment sale contracts to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsoring bank and that are committed to purchase such receivables. These issuers purchase finance receivables and other assets from numerous other sellers and issue commercial paper backed by these assets to investors. We retain interests in the receivables we have sold including restricted cash held in reserve funds and interest-only strips.

      Foreign Affiliate Securitization. In 2002, we significantly expanded securitization of assets by foreign subsidiaries in Canada and Japan and foreign branches of FCE in Germany, the United Kingdom, Spain and Italy. These transaction structures are substantially similar to the transaction structures discussed above, with appropriate adjustments principally for local market conditions, product differences and local laws, especially related to bankruptcy, tax and accounting considerations. We use both retail securitizations and bank-sponsored asset-backed commercial paper issuers in our foreign affiliate securitizations.

Our Continuing Obligations

      We have no obligation to repurchase any receivable sold to a SPE that subsequently becomes delinquent in payment or otherwise is in default. Investors holding securities issued by a SPE have no recourse to us or our other assets for credit losses on the sold receivables and have no right to require us to repurchase the securities. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or make monetary contributions or contributions of additional receivables to our SPEs either due to the performance of the sold receivables or the overall credit rating of our short-term or long-term debt. However, as the seller and servicer of the finance receivables to the SPE, we are obligated to provide certain kinds of support to our securitizations. These support obligations are customary in the securitization industry and consist of the following:

     As Seller

•	Indemnification. In most of our securitization programs, we provide indemnification to SPEs, the trustees for the SPEs and other parties, including the banks that sponsor SPEs used in our bank-sponsored asset-backed commercial paper issuers program. We are obligated to indemnify the SPE for certain tax liabilities related to the receivables and for any liabilities related to our use as servicer of a financed vehicle. We are also obligated to indemnify the trustees for the SPEs with respect to any liabilities they may incur in the performance of their duties other than through their own negligence or willful misconduct. In addition, as is customary in all capital markets transactions, we indemnify the underwriters on the accuracy of the disclosures made in the offering documents for the asset-backed securities. Based on our experience, we do not expect to make any indemnification payments.

•	Receivable Repurchase Obligations. We make representations and warranties to the SPE that the sold receivables meet certain eligibility criteria at the time the receivables are sold. In addition to standard legal requirements including that each receivable be properly secured by a financed vehicle and originated in compliance with applicable law, the primary economic eligibility criteria are that the receivable is not delinquent or defaulted and has never been extended and that the obligor is not in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

bankruptcy. We also make representations and warranties on the accuracy of data about the receivables and the characteristics of the pool of receivables. If a breach of any of our representations and warranties is later discovered, the SPE’s only remedy is to require us to repurchase any affected receivable. The repurchase price is the principal balance of the receivable plus a full month of accrued interest. In 2002, no sold receivables were repurchased for eligibility breaches.

•	Mandatory Sale of Additional Receivables. In revolving structures, the SPE issues securities that receive only monthly interest payments for a fixed period of time, called the revolving period, before receiving repayment of principal. Because the principal amount of the issued securities remains constant during the revolving period while the principal balance of the underlying finance receivables are declining as monthly payments on the receivables are collected, we replenish or “top-up” the SPE with new receivables each month during the revolving period and receive additional proceeds. In our wholesale securitizations, we are required to sell all eligible receivables from certain dealer accounts to the SPE on a daily basis in exchange for an increased undivided interest in the SPE. We expect to meet all requirements to sell additional receivables in our securitizations.

     As Servicer

•	Receivable Repurchase Obligations. As servicer of the sold receivables, we are entitled to grant extensions to the obligor and make adjustments to receivables if such extensions and adjustments are consistent with our servicing policies and procedures. If we make material changes to a receivable including changing the interest rate, amount or number of monthly payments or extend the final payment date beyond a specified number of months, typically we are required to repurchase the receivable from the SPE at the principal balance of the receivable plus a full month of accrued interest. These servicer repurchase requirements are typical in receivable sale transactions. In 2002, the principal amount of receivables repurchased due to servicer modifications was about $340 million for all retail securitization programs. See Note 6 of our Notes to Financial Statements for more information about these repurchases.

•	Advancing Requirements. As servicer in our retail installment sale contract securitizations, we are required to advance any shortfall of obligor interest payments to the SPE to the extent we believe the advance will be recovered from future collections of that receivable. The SPE reimburses us for these advances from collections on all receivables before making other required payments.

•	Indemnification. As servicer, we are obligated to indemnify the SPEs, the trustees for the SPEs and bank sponsors of SPEs for any liabilities related to negligence or willful misconduct in our performance of our servicing obligations. Based on our experience, we do not expect to make any indemnification payments.

Risks to Continued Funding under Securitization Programs

      Some of our securitization programs contain structural features that could prevent us from using these sources of funding if the credit losses or delinquencies on a pool of sold receivables or our overall managed portfolio of receivables exceed specified levels or if payment rates on wholesale receivables or amount of wholesale receivables are lower than specified levels. These features are discussed below. Based on our experience, we do not expect that any of these features will have a material adverse impact on our ability to use securitization to fund our operations.

      Retail Securitization. Most of our retail securitization transactions use fixed pools of receivables in amortizing structures. In these transactions, no additional receivables are added to the SPE during the term of the deal and the asset-backed securities begin receiving principal payments immediately. In revolving structures, however, as long as certain conditions are met, we continue to receive incremental funding as we sell additional receivables to the SPE in exchange for proceeds. If the pool of receivables held by the SPE is

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

experiencing credit losses and delinquencies in excess of specified levels, an early amortization event will occur. This means that the revolving period will end, no further receivables may be transferred to the SPE and no further funding will be received and the asset-backed securities will begin to receive principal payments and will be paid off earlier than expected.

      Wholesale Securitization and Motown NotesSM Program. In our wholesale receivables securitization programs, an early amortization event will occur if the payment rate on the receivables falls below a designated level or if the dealer accounts in the SPE do not generate sufficient receivables to maintain the pool balance at a level necessary to provide required subordination levels for the asset-backed securities. If these events occur, collections on the receivables no longer will be applied to purchase additional receivables and instead will be used to pay off the asset-backed securities.

      Bank-sponsored Asset-Backed Commercial Paper Issuers Program. In contrast to an early amortization event, our bank-sponsored asset-backed commercial paper issuer program contains provisions that terminate the sponsor bank’s unused commitment to purchase additional receivables from us if the credit loss and delinquency performance of the sold receivables exceeds specified levels. This event would eliminate a funding source for future receivables.

      FCAR. In FCAR, if credit losses or delinquencies in our managed portfolio of retail, wholesale or lease receivables exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities of the affected type for so long as such levels are exceeded. FCAR is permitted to purchase only highly rated asset-backed securities rated at issuance, and if the credit enhancement on any asset-backed security purchased by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and will wind down its operations as principal payments on the securities previously purchased are applied to pay its maturing commercial paper and any loans drawn to provide liquidity to the program. Because FCAR has capacity as of December 31, 2002 to purchase asset-backed securities with an aggregate principal balance of $13.2 billion, of which $12.2 billion was utilized as of December 31, 2002, a wind down of FCAR would adversely affect the availability of this funding source.

      General. In addition to the specific transaction-related structural features discussed above, our ability to sell receivables in securitizations may be affected by the following factors:

•	Amount and credit quality of receivables available to sell,

•	Performance of receivables in our previous receivables sales,

•	General demand for the type of receivables supporting the asset-backed securities,

•	Market capacity on Ford Credit and Ford Credit-sponsored investments,

•	Accounting and regulatory changes,

•	Our credit rating, and

•	Our ability to maintain back-up bank liquidity facilities for certain securitization programs.

      If as a result of any of these or other factors the cost of securitized funding were to increase significantly or funding through receivables sales were no longer available to us, it would have a material adverse impact on our operations, financial condition and liquidity.

Whole-Loan Sale Transactions

      We have sold pools of retail installment sale contracts from time to time in whole-loan sale transactions. In the fourth quarter of 2002, we launched our new Whole-Loan Sale Program and sold about $5 billion of retail installment sale contracts in two whole-loan sale transactions. Some of the receivables sold in the first transaction were combined by the buyer with receivables from another automotive finance company and sold in a subsequent asset-backed securitization sponsored by the buyer. This transaction was the first time we

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

included contracts originated through our Volvo Finance subsidiary in a receivables sale or securitization. The buyer of the receivables sold in our second whole-loan sale transaction has indicated its intention to retain the receivables for its own account. We are contractually committed to sell, and this buyer is contractually committed to purchase, an additional $2 billion of retail installment sale contracts in the first quarter of 2003.

      We use the same selection criteria used in securitizations to choose retail installment sale contracts for whole-loan sales. Unlike our securitizations, in whole-loan sale transactions we do not retain any interests in the sold receivables and do not have any risks of loss related to the sold receivables. The sold receivables are no longer our assets, and they no longer appear on our balance sheet. Similar to securitizations, in whole-loan sale transactions, the purchaser has no recourse to us or our other assets for credit losses on the sold receivables and has no right to require us to repurchase the sold receivables and we do not guarantee the performance of the receivables. We retain servicing rights to the receivables sold in whole-loan sale transactions and earn a negotiated servicing fee. Our servicing standard for receivables sold in whole-loan sale transactions is substantially similar to that used for securitizations and our owned portfolio. We have the same indemnification, repurchase and other continuing obligations in whole-loan sale transactions as we have in securitizations. We do not use SPEs in our whole-loan sale transactions.

Sales of Receivables Activity

      The following table illustrates our worldwide receivables sales activity in 2002 and 2001 in both securitizations and whole-loan sale transactions:

	Types of Receivables

	Full Year 2002			Full Year 2001

	Retail	Wholesale	Total	Retail	Wholesale	Total

	(in billions)
Net Proceeds from Receivable Sales
Retail securitization
North America Segment (excluding Triad)	$15.5	$—	$15.5	$16.7	$—	$16.7
Triad	1.2	—	1.2	—	—	—
International Segment	2.7	—	2.7	0.5	—	0.5

Total retail securitization	$19.4	$—	$19.4	$17.2	$—	$17.2

Wholesale securitization	—	—	—	—	5.3	5.3
Motown NotesSM program	—	4.8	4.8	—	—	—
FCAR	8.3	—	8.3	8.6	3.5	12.1
Bank-sponsored commercial paper issuers	3.9	—	3.9	6.2	—	6.2

Net proceeds from securitizations	$31.6	$4.8	$36.4	$32.0	$8.8	$40.8

Whole-loan sales	4.9	—	4.9	—	—	—

Total net proceeds	$36.5	$4.8	$41.3	$32.0	$8.8	$40.8

Retained interest and other	2.4	(3.0)	(0.6)	1.5	10.2	11.7

Total receivables sold	$38.9	$1.8	$40.7	$33.5	$19.0	$52.5
Prior period sold receivables, net of paydown activity	15.0	20.6	35.6	7.8	(1.6)	6.2

Total sold receivables outstanding at December 31,	$53.9	$22.4	$76.3	$41.3	$17.4	$58.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Our worldwide proceeds from the sale of retail and wholesale finance receivables through securitizations and whole-loan sales are shown below for the years ended December 31:

	Full Year

Receivable Type	2002	2001	2000	1999	1998

	(in billions)
Retail	$31.6	$32.0	$19.2	$9.4	$7.9
Wholesale	4.8	8.8	0.3	0.5	—

Net proceeds from securitizations	$36.4	$40.8	$19.5	$9.9	$7.9
Whole-loan	4.9	—	—	—	—

Total Net Proceeds	$41.3	$40.8	$19.5	$9.9	$7.9

      While the total amount of receivable sales was about the same in 2001 and 2002, we have expanded our securitization activity to include some of our foreign affiliates and foreign branches of FCE. During 2002, we received about $3 billion of proceeds through securitizations in Canada, Germany, the United Kingdom, Spain, Italy and Japan.

      In January and February of 2003, we received $5 billion of securitization proceeds, including $3.3 billion from securitization of U.S. retail installment sale contracts, $1 billion from the Motown NotesSM program, $500 million from the sale of retail installment sale contracts in Japan and $200 million related to the top-up of revolving retail deals in Europe.

The Effect of Receivables Sales Activity on Financial Reporting

      We report the following items in investment and other income related to sales of receivables on our income statement:

•	Gain or loss on sales of finance receivables;

•	Interest income from retained securities — including from our undivided interest in wholesale receivables;

•	Servicing fee income from sold receivables that we continue to service; and

•	Excess spread.

      In 2002, investment and other income related to sales of receivables in securitizations and whole-loan sale transactions was $2,610 million, an increase of $1,177 million, or 82%, compared with a year ago. This increase resulted from the growth in our outstanding sold receivables balance over the last two years.

      In 2002, net gain on sales of receivables totaled $529 million, $117 million higher than a year ago. This increase resulted from lower SFAS No. 133 fair value basis adjustments and a higher amount of retail receivables sold, offset partially by a lower gain per dollar of retail receivable sold. The gain per dollar of retail receivables sold (excluding SFAS No. 133 fair value basis adjustments) was 1.9%, down from 2.2% in 2001.

      The net impact of sales of receivables on our results include income effects in addition to the investment and other income related to sales of receivables reported in our income statement. This impact will vary depending on the type of receivable sold, the type of sale transaction used and the timing of our sales in the current year and the preceding two-to-three year period, as well as the interest rate environment at the time the finance receivables were originated and sold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The sale of receivables reduces our financing margins in the year the receivables are sold as well as in future years. The following table shows the estimated net after-tax impact of receivables sales in securitizations and whole-loan sale transactions on our earnings on a managed basis for the periods indicated:

	Full-Year

	2002	2001	2000	1999

	(in millions)
Gain or loss on sales of receivables	$728	$739	$14	$83
SFAS No. 133 fair value basis adjustments	(199)	(327)	—	—

Net gain on sales of receivables	$529	$412	$14	$83

Servicing fees	700	456	190	136
Interest income from retained securities	606	379	152	173
Excess spread and other	775	186	201	41

Total investment and other income related to sales of receivables	$2,610	$1,433	$557	$433

Impact of securitizations on net financing margin on a managed basis
Relevant period securitizations	$(968)	$(1,059)	$(243)	$(218)
Securitizations prior to the relevant period	(1,967)	(611)	(521)	(158)

Total impact of securitizations on net financing margin	$(2,935)	$(1,670)	$(764)	$(376)

Pre-tax impact of receivables sales on a managed basis	$(325)	$(237)	$(207)	$57
Taxes	120	88	77	(21)

After-tax impact of receivables sales on a managed basis	$(205)	$(149)	$(130)	$36

Memo:
2002 compared with 2001	$(56)	—	—	—
2001 compared with 2000	—	(19)	—	—
Receivables sold	40,712	52,533	21,618	12,910
Servicing portfolio as of period-end	76,346	58,748	28,366	19,471
Pre-tax gain (excluding SFAS No. 133) per dollar of retail receivables sold	1.9%	2.2%	0.1%	0.6%
After-tax impact of receivables sales on a managed basis excluding SFAS No. 133	$(79)	$57	$(130)	$36

      The net impact of securitization on net financing margins was calculated on a basis using a borrowing cost equal to the actual financing rate paid to securitization investors, which was significantly lower than our average borrowing cost for unsecured debt for the years presented. If calculated on a basis using our average borrowing cost for unsecured debt, the reduction in financing margin from securitization would be significantly lower and the estimated after-tax impact of receivable sales would be significantly higher than shown.

New Accounting Interpretation — Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. As presently structured, to comply with FIN 46, it is reasonably possible that we will be required to consolidate FCAR in our financial results. We continue to assess structures that would maintain FCAR off-balance sheet under FIN 46. Our equity investment and retained beneficial interest related to FCAR is approximately $1.7 billion, which is reflected on our consolidated balance sheet. At December 31, 2002,

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FCAR had gross assets of $12.2 billion and gross liabilities of $11.8 billion. We continue to analyze the impact of FIN 46 on our financial statements and on FCAR. If FCAR were to be consolidated in our financial statements, we believe it would not have a material adverse impact on our back-up credit facilities, our unsecured debt funding programs or our other securitization programs.

      In addition, we also sell receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. FIN 46 might also require the sponsor banks to consolidate the assets and liabilities of the SPEs into their financial results or restructure these SPEs. If this occurs, the sponsor banks may increase the program fees for our use of these SPEs or fail to renew their commitment to purchase additional receivables from us. At December 31, 2002, these SPEs held about $6 billion of retail installment sale contracts previously owned by us. We believe we would not be required to consolidate any portion of these SPEs in our financial results. We are continuing to evaluate the impact of FIN 46 on the bank sponsors of these SPEs and on the continued availability and costs of this program. We believe the bank sponsors will not terminate their SPEs or reduce their commitments to purchase receivables from us.

Capital Adequacy

      Underlying our risk and capital management strategies is the need to leverage capital in a way that:

•	Allows creditors to be repaid even in the event of unexpected losses; and

•	Provides adequate shareholder returns by pricing our products and services commensurate with the level of risk.

      We use capital management processes to set the amount of our equity in proportion to our risk. We manage our capital structure and make adjustments as economic conditions and the level of our portfolio risk change. In maintaining our capital structure, we may pay dividends to or receive capital contributions from Ford.

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

      We evaluate our portfolio semi-annually with statistical models to determine potential losses in extreme circumstances. Potential losses are calculated at a 99.9% confidence level, consistent with bond default levels for single-A rated companies. All identified sources of risk in the portfolio are evaluated, including the likelihood that all segments of the portfolio will experience worst-case losses at the same time. Our methodology for evaluating consumer credit risk and leasing residual loss risk, our two major sources of risk is as follows:

•	Consumer credit risk evaluation is based on our historical experience with nearly 25 million fully- and partially-liquidated retail installment sale contracts. We divide the historical portfolio into segments and we analyze the distribution and correlations of defaults for each segment. Finally, a simulation model is used to replicate potential retail portfolio behavior in worst-case scenarios.

•	Leasing residual loss risk evaluation is based on our historical experience with vehicle dispositions since 1993 and a 20-year history of industry-wide used vehicle price volatility. We assume that all of the vehicles from non-defaulting leases will be returned to us at the end of the lease term. We divide the historical portfolio into segments and use a statistical model to estimate the volatility of vehicle auction values.

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

asset-backed commercial paper capacity described in “Liquidity” provide additional levels of liquidity. About 70% of these facilities have five-year terms.

Capital Adequacy Study Conclusions

      At December 31, 2002, we believe that our creditors had risk protection of close to 150% of modeled potential losses calculated at a 99.9% confidence level in addition to the committed credit lines and available bank-sponsored asset-backed commercial paper capacity mentioned above. We adjust our capital as economic conditions, the level of risk, and other sources of creditor risk protection change.

Aggregate Contractual Obligations

      We are party to many contractual obligations involving commitments to make payments to third parties. We record these obligations in our financial statements or disclose them in the notes to our financial statements. Our aggregate contractual obligations are shown below:

	Payments Due by Period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

	(in millions)
Long-term debt obligations	$124,069	$22,841	$54,799	$22,604	$23,825
Operating lease obligations	368	120	173	42	33

Total	$124,437	$22,961	$54,972	$22,646	$23,858

Critical Accounting Estimates

      We consider an accounting estimate to be critical if:

•	The accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made; and

•	Changes in the estimate that are reasonably likely to occur from period to period, or the use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

      The accounting estimates that are most important to our business involve:

•	Allowance for credit losses;

•	Accumulated depreciation on operating leases; and

•	Sale of receivables in securitizations.

      Management has discussed the development and selection of these critical accounting estimates with Ford’s and our audit committees, and these audit committees have reviewed these estimates and disclosures.

Allowance for Credit Losses

      The allowance for credit losses is our estimate of the probable credit losses related to impaired finance receivables and operating leases as of the date of the financial statements. We exercise significant judgment in estimating this amount because credit losses vary substantially over time, and estimating probable losses requires a number of assumptions about matters that are uncertain. Note 5 of our Notes to Financial Statements contains additional information regarding our allowance for credit losses.

      Nature of Estimates Required. We estimate the probable credit losses related to impaired finance receivables and operating leases by evaluating several different factors using econometric models. These

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

factors include historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values, and general economic measures.

      Assumptions Used. We use the factors listed above to make projections of two key assumptions:

•	Frequency — the percentage of finance receivables and operating leases that we expect to default over a period of time, measured principally by the repossession rate; and

•	Loss severity — the expected difference between the amount a customer owes us when we charge off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

      We use these assumptions to assist us in setting our allowance for credit losses.

      Sensitivity Analysis. We believe the present level of our allowance for credit losses adequately reflects probable losses related to impaired finance receivables and operating leases. However, changes in the assumptions used to derive frequency and severity would have an impact on the allowance for credit losses. Over the past twenty years, repossession rates for our U.S. retail and lease portfolio have varied between 2% and 4%. For Ford, Lincoln and Mercury brand vehicles in the United States, a 10 basis point (0.10%) increase or decrease in our assessment of the repossession rate could increase or decrease our allowance by about $80 million. Similarly, a 1% increase or decrease in loss severity for the same portfolio could increase or decrease our allowance by about $25 million. Changes in our assumptions affect the provision for credit losses on our income statement and the allowance for credit losses on our balance sheet. We monitor credit loss performance monthly and we assess the adequacy of our allowance for credit losses quarterly.

Accumulated Depreciation on Operating Leases

      Accumulated depreciation on operating leases reflects the cumulative amount of depreciation that has been recorded to date, reducing the value of the vehicles in our operating lease portfolio from their original acquisition value to their projected residual value at the end of the lease term. See Note 4 of our Notes to Financial Statements for information on net investment in operating leases, including the amount of accumulated depreciation.

      Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. When we purchase the lease, we establish an estimated residual value for the vehicle at lease end. We exercise significant judgment in estimating the expected lease-end residual value because future market values of used vehicles are difficult to predict. We depreciate leased vehicles on a straight-line basis to estimated residual value.

      We monitor residual value performance by vehicle model each month and we review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the residual values for our vehicles have decreased, we revise depreciation for the affected vehicles to ensure that our net investment in the operating lease (equal to our acquisition value of the vehicle minus accumulated depreciation) will be reduced to our revised estimate of residual value at the end of the lease term. Such adjustments to depreciation expense are recorded over the remaining life of the affected vehicles in our portfolio.

      Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. The dealer has the option to purchase the vehicle at the contractual lease-end value or return it to us. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our most recent estimate of the residual value for the vehicle. Over the last five years, about 60% to 70% of leased vehicles have been returned to us.

      Assumptions Used. Our accumulated depreciation on operating leases is based on our assumptions of:

•	Auction value — the market value of the vehicles when we sell them at the end of the lease; and

•	Return rates — the percentage of vehicles that will be returned to us at lease end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      We estimate expected auction values and return rates using econometric models. These models use historical auction values, historical return rates for our leased vehicles, industry-wide used vehicle prices, Ford’s marketing plans and vehicle quality data.

      Sensitivity Analysis. If future auction values for all of the Ford, Lincoln and Mercury brand vehicles in our U.S. operating lease portfolio at year-end 2002 were to decrease by $100 per unit from our present estimates, the total impact would be to increase our depreciation on these vehicles by about $70 million, which would be charged to depreciation expense during the 2003 through 2005 period so that the net investment in operating lease at the end of the lease term for these vehicles is equal to the revised residual value. Similarly, if future return rates for our existing portfolio of Ford, Lincoln and Mercury brand vehicles in the U.S. were to increase by one percentage point from our present estimates, the total impact would be to increase our depreciation on these vehicles by about $15 million, which would be charged to depreciation expense during the 2003 through 2005 period. Adjustments to our accumulated depreciation on operating leases will be reflected on our income statement in depreciation expense. Accumulated depreciation is included in our balance sheet in net investment in operating leases.

Sale of Receivables in Securitizations

      In a securitization, we sell finance receivables to an SPE in exchange for the proceeds from the sale of securities backed by the receivables that the SPE sells to investors. We are required to recognize a gain or loss on the sale of receivables in the period the sale occurs. We also record our retained interests in securitizations as assets on our balance sheet at fair value. These retained interests include interest-only strips, also referred to as excess spread, which represent our right to receive collections on sold receivables in excess of amounts needed to pay principal and interest payments to investors, servicing fees and other required amounts. Retained interests may also include senior and subordinated securities, undivided interests in wholesale receivables and restricted cash held for the benefit of securitization trusts.

      Nature of Estimates Required. In determining the gain or loss on each sale of finance receivables and the amount of our retained interests, we allocate the carrying amount of the sold receivables between the portion sold and the portion retained based on their relative fair value at the date of sale.

      Assumptions Used. The most significant factors affecting the fair value of assets retained related to the sale of receivables through securitizations that requires us to make estimates and judgments are:

•	Expected credit losses over the life of the sold receivables, commonly called lifetime credit losses;

•	Prepayments of sold receivables occurring earlier than scheduled maturities, commonly called prepayment speeds; and

•	Discount rates used to estimate the present value of interest-only strips.

      To estimate expected lifetime credit losses on the sold receivables, we use statistical models that divide receivables into segments by credit risk quality, contractual term and whether the vehicle financed is new or used. Prepayment speeds and discount rates are subject to less variation, and we make estimates based on our historical experience and other factors. These estimates are made separately for each securitization transaction.

      We evaluate the fair value of our retained interests on a quarterly basis and adjust as necessary the estimated market value. These fair value adjustments are reflected, net of tax, as a separate component of other comprehensive income included in stockholder’s equity. The fair value analysis for our interest-only strips largely depends on updating our estimate of lifetime credit losses and prepayment speeds. We adjust the fair value of securities we retain based on quoted market prices of securities with similar characteristics. If we determine, based on this updated information, these retained interests are other than temporarily impaired, we would record fair value adjustments in earnings and not stockholder’s equity. The recorded amount of our restricted cash retained interest normally does not have to be adjusted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Sensitivity Analysis. The fair value of the interest-only strip is sensitive to variation in our assumptions of lifetime credit losses, estimated prepayments and discount rates. Note 6 of our Notes to Financial Statements identifies the sensitivity of this asset to changes in each of these assumptions. Changes in these assumptions will also result in a proportional change in the gain or loss recorded in the time period the related receivables are sold.

Changes in Accounting Standards

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the method of accounting for goodwill and intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer amortized, but are subject to at least an annual impairment test. As of December 31, 2002, our net goodwill and intangible assets, having various amortization periods, was about $200 million. Adoption of this statement did not have a material effect on our financial statements.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. We adopted this statement on January 1, 2002, with no material effect on our financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires obligations associated with disposing of operations to be recognized and measured at fair value when certain liabilities are incurred. The current accounting guidance allows for recognition of liabilities on the commitment date of a disposal or exit plan. We adopted this Statement on January 1, 2003. We do not expect adoption of this statement to have a material effect on our financial statements.

Outlook

      We expect our income in 2003 to be about the same as in 2002. Compared with 2002, we anticipate lower revenues as a result of a lower amount of new retail financing contracts; at year-end 2003, we expect managed receivables to be in the $180 to $185 billion range. We expect these lower financing revenues to be offset by the favorable impact of receivables sales. We are continuing to evaluate alternative FCAR structures to achieve compliance with FIN 46. The impact on earnings, if any, will be dependent upon the structure selected.

Cautionary Statement Regarding Forward Looking Statements

      Statements included in this Report or incorporated by reference into this Report may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “project,” “future” and “should” and similar expressions are intended to identify forward-looking statements, and these statements are based on our current expectations and assumptions concerning future events. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such statements, including the following:

      Automotive Related:

•	Greater price competition in the United States and Europe resulting from currency fluctuations, industry overcapacity or other factors;

•	Significant decline in automotive industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Increased safety, emissions, fuel economy or other regulations resulting in higher costs and/or sales restrictions;

•	Work stoppages at key Ford or supplier facilities or other interruptions of supplies;

•	Discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	Reduced availability of or higher prices for fuel;

•	Increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war or measures taken by governments in response thereto that negatively affect the travel industry;

•	Market shift from truck sales in the United States;

•	Changes in Ford’s requirements under long-term supply arrangements under which Ford is obligated to purchase minimum quantities or pay minimum amounts;

•	Change in the nature or mix of automotive marketing programs and incentives;

      Ford Credit Related:

•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

•	Higher-than-expected credit losses;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values and higher-than-expected lease return rates;

•	New or increased credit, consumer protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s marketing programs that de-emphasize financing incentives, which could result in a decline in our share of financing Ford vehicles;

      General:

•	Ford’s or our inability to implement the Revitalization Plan;

•	A further credit rating downgrade;

•	Major capital market disruptions that could prevent Ford or us from having access to the capital markets or that would limit our liquidity;

•	Availability of securitization as a source of funding;

•	Labor or other constraints on Ford’s or our ability to restructure Ford’s or our business;

•	Worse-than-assumed economic and demographic experience for our post-retirement benefit plans (e.g., investment returns, interest rates, health care trends, benefit improvements);

•	Economic difficulties in South America or Asia; and

•	Currency, commodity or interest rate fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

      We are exposed to a variety of risks in the normal course of our business. The extent to which we effectively identify, assess, monitor and manage these risks is critical to our financial condition and profitability. The principal types of risk to our business include:

•	Market risk — the possibility that changes in interest and currency exchange rates will adversely impact our income;

•	Counterparty risk — the possibility that a counterparty may default on a derivative contract;

•	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk — the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return rates will be higher than our projections;

•	Liquidity risk — the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•	Operating risk — the possibility of fraud by our employees or outside persons, errors relating to transaction processing and systems and actions that could result in compliance deficiencies with regulatory standards.

      We manage each of these types of risk in the context of its contribution to our overall global risk. We make business decisions on a risk-adjusted basis and price our services consistent with these risks.

      Credit, residual, and liquidity risks are discussed in Items 1 and 7. A discussion of market risk, counterparty risk, and operating risk follows.

Market Risk Overview

      Given the unpredictability of financial markets, we seek to reduce volatility in our operating results from changes in interest rates and currency exchange rates. We use various financial instruments, commonly referred to as derivatives, to manage market risks. We do not engage in any trading, market-making, or other speculative activities in the derivative markets.

      Our strategies to manage market risks are established by the Ford Global Risk Management Committee (GRMC). The GRMC is responsible for developing our overall risk management objectives and reviewing performance against these objectives. The GRMC is chaired by the Chief Financial Officer of Ford, and its members include the Treasurer of Ford and our Chief Financial Officer.

      Direct responsibility for the execution of our market risk management strategies resides with Ford’s Treasurer’s Office and is governed by written polices and procedures. Separation of duties is maintained between the development and authorization of derivative trades, the transaction of derivatives, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that they remain effective. In addition, the GRMC and the Audit Committee of Ford and Ford Credit’s Boards of Directors review our market risk exposures and use of derivatives to manage these exposures.

Currency Exchange Rate Risk

      Our policy is to minimize exposure to our operating results from changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars or Euros. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we execute the following foreign currency derivatives to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables:

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

•	Cross-currency swaps — an agreement to convert non-U.S. dollar long-term debt to U.S. dollar denominated payments or non-local market debt to local market debt for our international affiliates; or

•	Foreign currency forwards — an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.

      As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates is immaterial. For additional information on our derivatives, please refer to the section “Derivative Notional Values”, and Notes 1 and 15 of our Notes to Financial Statements.

Interest Rate Risk

Nature of Exposure

      Our primary market risk exposure is interest rate risk, and the particular market to which we are most exposed is U.S. dollar LIBOR. Our interest rate risk exposure results principally from “re-pricing risk” or differences in the re-pricing characteristics of assets and liabilities. An instrument’s re-pricing period is a term used by financial institutions to describe how an interest rate-sensitive instrument responds to changes in interest rates. It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates. For fixed-rate instruments, the re-pricing period is equal to the maturity of the instrument’s principal, because the principal is considered to re-price only when re-invested in a new instrument. For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate. For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31st would have a re-pricing period of one year on January 1st, regardless of the instrument’s maturity.

      Re-pricing risk arises when assets and the debt funding those assets have different re-pricing periods, and consequently, respond differently to changes in interest rates. As an example, consider a hypothetical portfolio of fixed-rate assets that is funded with floating-rate debt. If interest rates increase, the interest paid on debt increases while the interest received on assets remains fixed. In this case, the hypothetical portfolio’s earnings are exposed to changes in interest rates because its assets and debt have a re-pricing mismatch.

      Our receivables consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers’ inventory and generally require dealers to pay a floating rate.

      Funding sources consist primarily of short and long-term unsecured debt and sales of receivables in securitizations. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, we often borrow longer-term, with five to ten year maturities. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

      We are exposed to interest rate risk to the extent that a difference exists between the re-pricing profile of our assets and our debt. Specifically, without derivatives, our assets would re-price more quickly than our debt.

Risk Management Objective

      Our interest rate risk management objective is to maximize our financing margin while limiting the impact of changes in interest rates. We achieve this objective by setting an established risk tolerance range and staying within the tolerance through the following risk management process.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Risk Management Process

      Our risk management process involves a short-term and a long-term evaluation of interest rate risk by considering potential impacts on our earnings as well as the economic value of our portfolio of interest rate-sensitive assets and liabilities (our economic value). Our economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of our interest rate-sensitive assets minus the present value of our interest rate-sensitive liabilities. Measuring the impact on our economic value is important because it captures the potential long-term effects of interest rate changes.

      The financial instruments used in our interest rate risk management process are called interest rate swaps; interest rate swaps are agreements to convert fixed-rate interest payments to floating or floating-rate interest payments to fixed. Interest rate swaps are a common tool used by financial institutions to manage interest rate risk. For additional information on our derivatives, please refer to the section “Derivative Notional Values”, and Notes 1 and 15 of our Notes to Financial Statements.

      On a monthly basis, we determine the sensitivity of our economic value to hypothetical changes in interest rates. We then enter into interest rate swaps, effectively converting portions of our floating-rate debt or assets to fixed or our fixed-rate debt or assets to floating, to ensure that the sensitivity of our economic value falls within an established target. As part of our monthly process, we also monitor the sensitivity of our earnings to interest rates by using earnings simulation techniques. These simulations estimate the one-year earnings of our portfolio of interest rate-sensitive assets and liabilities under various interest rate scenarios, including both parallel and non-parallel shifts in the yield curve. These quantifications of interest rate risk are reported to the GRMC each month.

      The process described above is used to measure and manage the interest rate risk of our operations in the United States and Canada, which together represented approximately 74% of our total owned finance receivables at December 31, 2002. For our other international affiliates we use a technique, commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules that group assets, debt, and swaps into time-bands based on their re-pricing period. Under this process we enter into interest rate swaps, effectively changing the re-pricing profile of our assets and debt, to ensure that any re-pricing mismatch existing in a particular time-band falls within an established tolerance.

Quantitative Disclosure

      As a result of our interest rate risk management process, including derivatives, our debt re-prices slightly faster than our assets. Other things equal, this means that during a period of rising interest rates, the interest rates paid on our debt will increase more rapidly than the interest rates earned on our assets, thereby initially reducing our earnings by a small amount. Correspondingly, during a period of falling interest rates, we would expect our earnings to initially increase by a small amount. To provide a quantitative measure of the sensitivity of our earnings to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax earnings between these scenarios and the base case over a one year horizon represent an estimate of the

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

sensitivity of our pre-tax earnings over the following year. This sensitivity as of year-end 2002 and 2001 is as follows:

	Pre-tax Earnings
	Impact Given 100
	Basis Point Change
	in Interest Rates

	Increase	Decrease

	(in millions)
December 31, 2002	$(153)	$156
December 31, 2001	(120)	121

Methodology Applied to International Operations

      For the disclosures presented above, we calculated the sensitivity of our Canadian operations using the same earnings simulation technique that is used for the United States. We calculated the sensitivity of our other international operations using re-pricing schedules. Under this process we assume the instruments in the various time-bands re-price given the specified interest rate scenarios. This technique is commonly used to measure sensitivity to interest rate changes but incorporates less precision compared to our simulation technique primarily because all instruments grouped in a particular time-band are expected to re-price on the same date rather than at their actual re-pricing date. Previously, in determining our worldwide sensitivity, we calculated the sensitivity of our operations in the United States and applied this sensitivity to our operations outside of the United States, weighted by relative balance sheet size.

Additional Model Assumptions

      While the sensitivity analysis presented is our best estimate of the impacts of the specified assumed interest rate scenarios, our actual results could differ from those projected. The model we use to conduct this analysis is heavily dependent on assumptions. Embedded in the model are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. We base our projections of repayment of retail installment sale contracts and lease contracts ahead of contractual maturity on historical experience. If interest rates change, actual prepayments could deviate from assumptions used in the model. Additionally, as noted previously, the sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, changes are rarely instantaneous or parallel. The sensitivity analysis is also independent of any adjustments related to SFAS No. 133. We have presented our sensitivity analysis in this Report using the methodology applied to international operations discussed above and on a pre-tax rather than an after-tax basis, to exclude the potentially distorting impact at assumed tax rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

     Derivative Notional Values

      The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	December 31,

	2002	2001

	(in billions)
Interest rate swaps
Pay fixed, receive floating	$65.6	$81.6
Pay floating, receive fixed, excluding securitization swaps	60.2	61.5
Pay floating, receive floating (basis), excluding securitization swaps	0.6	0.9
Securitization swaps	43.1	26.0

Total interest rate swaps	$169.5	$170.0
Other Derivatives
Cross-currency swaps	30.0	26.3
Foreign currency forwards	8.5	5.1

Total notional value	$208.0	$201.4

      The derivatives identified above as securitization swaps are interest rate swaps we entered into to facilitate certain of our securitization transactions. Under these swap agreements, we pay a floating-rate interest payment and, depending on the related securitization transaction, receive either a fixed-rate interest payment or a floating rate interest payment with a different market index. The sensitivity analysis presented above includes all derivatives, including our securitization swaps.

      At December 31, 2002, our total derivative notional value was $208 billion, approximately $6.6 billion higher than a year ago. The notional value of securitization and cross-currency swaps increased, reflecting our increased use of securitization and foreign currency denominated debt as funding sources. This increase was offset by a decline in the notional value of our pay-fixed, receive-floating interest rate swaps, reflecting primarily our lower commercial paper balance.

Counterparty Risk

      The use of derivatives to manage market risk results in counterparty risk, or the risk of a counterparty defaulting on a derivative contract. We, on a combined basis with Ford, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. We monitor our exposures on a regular basis and report them to the GRMC monthly.

      Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. We establish exposure limits for both mark-to-market and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. We use a Monte Carlo simulation technique to assess our potential exposure by tenor, defined at 95% confidence level.

      Substantially all of our counterparty exposures are with counterparties that are rated single-A or better. Our guideline for counterparty minimum credit ratings is BBB-. Exceptions to these guidelines require prior approval by management.

Operating Risk

      We operate in many locations and rely on the abilities of our employees and computer systems to process a large number of transactions. Improper operation of systems or improper employee actions could result in financial loss, regulatory action and damage to our reputation. To address this risk, we maintain internal

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

control processes that identify transaction authorization requirements, safeguard assets from misuse or theft, and protect the reliability of financial and other data. We also maintain system controls to maintain the accuracy of information about our operations. These controls are designed to manage operating risk throughout our operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by Item 8 is set forth at pages FC-1 through FC-31 of this Report, is incorporated herein by reference and is listed in the Index to Financial Statements as set forth in Item 14(a)(1) and 14(a)(2).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 14. CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filling date of this Report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is:

•	recorded;

•	processed;

•	summarized; and

•	reported;

in each case, within the time period specified by the SEC’s rules and regulations.

      Changes in internal controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

Report of Independent Accountants

Ford Motor Credit Company and Subsidiaries

Consolidated Statement of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheet, December 31, 2002 and 2001

Consolidated Statement of Stockholder’s Equity, December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

Notes to Financial Statements.

      The Financial Statements and Notes to Financial Statements listed above are incorporated by reference in Item 8 of this report from pages FC-1 through FC-31 of this report.

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

(a) 3. Exhibits

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.	Filed as Exhibit 3-B to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated hereby by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.

Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.

Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Agreement dated as of October 18, 2001 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10 to Ford Motor Credit Company Current Report on Form 8-K dated October 18, 2001 and incorporated by reference. File No. 1-6368.

Exhibit 10-D	Copy of Support Agreement as of August 13, 2002 between Ford Motor Credit Company and FCE Bank plc.	Filed with this Report.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges of Ford Credit.	Filed with this Report.

Exhibit 23	Consent of Independent Accountants.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 99.1	Sections of Items 1, 3, 6, 7 and 7A of Ford Motor Company’s Annual Report on Form 10-K for 2002.	Filed with this Report.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 99.2	Chief Financial Officer Certifications Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act.	Filed with this Report.

Exhibit 99.3	Chief Executive Officer Certifications Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act.	Filed with this Report.

      Instruments defining the rights of holders of certain issues of long-term debt of the registrant have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the registrant. The registrant agrees to furnish a copy of each of such instruments to the SEC upon request.

(b) Reports on Form 8-K

      Ford Credit filed the following Reports on Form 8-K during the quarter ended December 31, 2002, which did not contain financial statements:

Date of Report	Item

October 1, 2002	Item 5 — Other Events
October 2, 2002	Item 5 — Other Events
October 7, 2002	Item 5 — Other Events
October 16, 2002	Item 5 — Other Events
October 21, 2002	Item 5 — Other Events
November 1, 2002	Item 5 — Other Events
November 18, 2002	Item 5 — Other Events
December 3, 2002	Item 5 — Other Events

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized officers and directors.

Ford Motor Credit Company

By /s/ GREGORY C. SMITH* (Gregory C. Smith, Chairman of the Board, Chief Executive Officer and President)

Date: March 17, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

GREGORY C. SMITH* (Gregory C. Smith)	Director, Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 17, 2003

BIBIANA BOERIO* (Bibiana Boerio)	Director, Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 17, 2003

TERRY D. CHENAULT* (Terry D. Chenault)	Director	March 17, 2003

MICHAEL E. BANNISTER* (Michael E. Bannister)	Director	March 17, 2003

ALLAN D. GILMOUR* (Allan D. Gilmour)	Director and Audit Committee Chairman	March 17, 2003

MALCOLM S. MACDONALD* (Malcolm S. Macdonald)	Director and Audit Committee Member	March 17, 2003

*By /s/ SUSAN J. THOMAS (Susan J. Thomas)	Attorney-in-Fact	March 17, 2003

CERTIFICATIONS

I, Bibiana Boerio, certify that:

1.	I have reviewed this annual report on Form 10-K of Ford Motor Credit Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By /s/ BIBIANA BOERIO Bibiana Boerio Executive Vice President, Chief Financial Officer and Treasurer

I, Gregory C. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Ford Motor Credit Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

By /s/ GREGORY C. SMITH Gregory C. Smith, Chairman of the Board, Chief Executive Officer and President

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of

Ford Motor Credit Company:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 9, effective January 1, 2002, the Company changed its method of accounting for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets. In addition, as discussed in Note 1, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

January 17, 2003

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions)

	For the Years Ended December 31,

	2002	2001	2000

Financing revenue
Operating leases	$10,432.2	$11,364.1	$10,463.4
Retail	7,694.9	8,492.4	7,942.7
Wholesale	953.2	2,186.4	2,713.1
Other	362.6	477.3	525.3

Total financing revenue	19,442.9	22,520.2	21,644.5
Depreciation on operating leases	(8,512.6)	(8,464.0)	(7,494.6)
Interest expense	(6,928.7)	(8,922.4)	(8,911.5)

Net financing margin	4,001.6	5,133.8	5,238.4
Other revenue
Investment and other income related to sales of receivables (Note 6)	2,609.9	1,432.9	557.3
Insurance premiums earned	260.8	231.4	225.6
Other income	656.5	661.0	653.1

Total financing margin and revenue	7,528.8	7,459.1	6,674.4
Expenses
Operating expenses	2,384.5	2,406.0	2,297.1
Provision for credit losses (Note 5)	2,972.2	3,351.6	1,665.0
Other insurance expenses	202.4	205.6	208.7

Total expenses	5,559.1	5,963.2	4,170.8

Income from continuing operations before income taxes	1,969.7	1,495.9	2,503.6
Provision for income taxes (Note 11)	731.3	663.5	928.6

Income from continuing operations before minority interests	1,238.4	832.4	1,575.0
Minority interests in net income of subsidiaries	3.0	1.4	32.9

Income from continuing operations	1,235.4	831.0	1,542.1
Income/(loss) from discontinued/held-for-sale operations (Note 9)	29.8	7.5	(5.6)
Loss on disposal of discontinued/held-for-sale operations (Note 9)	(31.2)	—	—

Net income	$1,234.0	$838.5	$1,536.5

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$6,800.1	$2,939.3
Investments in securities (Note 2)	655.1	525.9
Finance receivables, net (Note 3)	94,636.0	107,966.6
Net investment in operating leases (Note 4)	31,631.2	37,460.7
Retained interest in securitized assets (Note 6)	17,618.0	12,548.4
Notes and accounts receivable from affiliated companies	1,671.9	2,528.8
Derivative financial instruments	8,364.9	1,568.3
Assets of discontinued and held-for-sale operations (Note 9)	2,398.8	2,134.6
Other assets (Note 7)	6,393.1	5,423.8

Total assets	$170,169.1	$173,096.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Accounts payable
Trade, customer deposits, and dealer reserves	$1,435.8	$1,065.0
Affiliated companies	782.7	1,003.9

Total accounts payable	2,218.5	2,068.9
Debt (Note 8)	140,262.8	145,834.3
Deferred income taxes, net (Note 11)	5,409.7	4,571.5
Derivative financial instruments	772.4	2,058.4
Liabilities of discontinued and held-for-sale operations (Note 9)	820.9	801.1
Other liabilities and deferred income (Note 7)	7,115.9	5,760.6

Total liabilities	156,600.2	161,094.8
Minority interests in net assets of subsidiaries	18.9	17.8
Stockholder’s Equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25.0	25.0
Paid-in surplus (contributions by stockholder)	5,116.8	4,457.7
Accumulated other comprehensive loss	(386.6)	(1,209.7)
Retained earnings	8,794.8	8,710.8

Total stockholder’s equity	13,550.0	11,983.8

Total liabilities and stockholder’s equity	$170,169.1	$173,096.4

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

				Accumulated Other
				Comprehensive Income/(Loss)

				Unrealized
				Gain/(Loss)
				on Retained
				Interest in	Foreign
	Capital	Paid in	Retained	Securitized	Currency	Derivative
	Stock	Surplus	Earnings	Assets	Translation	Instruments	Total

Balance at January 1, 2000	$25.0	$4,341.6	$6,855.5	$71.5	$(369.5)	—	$10,924.1
Comprehensive income
Net income	—	—	1,536.5	—	—	—	1,536.5
Retained interest in securitized assets (net of tax of $66.8)	—	—	—	113.3	—	—	113.3
Foreign currency translation	—	—	—	—	(208.4)	—	(208.4)
Unrealized gain (net of tax of $7.0)	—	—	—	19.6	—	—	19.6
Less: reclassification adjustment for gains realized in net income (net of tax of $6.0)	—	—	—	(10.2)	—	—	(10.2)

Total comprehensive income, net of tax	—	—	1,536.5	122.7	(208.4)	—	1,450.8
Paid in Surplus	—	(68.6)	—	—	—	—	(68.6)
Cash dividends	—	—	(119.7)	—	—	—	(119.7)

Year ended December 31, 2000	$25.0	$4,273.0	$8,272.3	$194.2	$(577.9)	—	$12,186.6
Comprehensive income
Net income	—	—	838.5	—	—	—	838.5
Transition adjustment (net of tax of $126.5)	—	—	—	—	—	(214.5)	(214.5)
Net loss on derivative instruments (net of tax of $350.8)	—	—	—	—	—	(380.3)	(380.3)
Less: reclassification adjustment for losses realized in net income (net of tax of $68.2)	—	—	—	—	—	115.7	115.7
Retained interest in securitized assets (net of tax of $104.3)	—	—	—	(176.9)	—	—	(176.9)
Foreign currency translation	—	—	—	—	(165.1)	—	(165.1)
Unrealized gain (net of tax of $11.2)	—	—	—	19.0	—	—	19.0
Less: reclassification adjustment for gains realized in net income (net of tax of $14.1)	—	—	—	(23.9)	—	—	(23.9)

Total comprehensive income, net of tax	—	—	838.5	(181.8)	(165.1)	(479.1)	12.5
Paid in Surplus	—	184.7	—	—	—	—	184.7
Cash dividends	—	—	(400.0)	—	—	—	(400.0)

Year ended December 31, 2001	$25.0	$4,457.7	$8,710.8	$12.4	$(743.0)	$(479.1)	$11,983.8
Comprehensive income
Net income	—	—	1,234.0	—	—	—	1,234.0
Net loss on derivative instruments (net of tax of $48.1)	—	—	—	—	—	(81.6)	(81.6)
Less: reclassification adjustment for losses realized in net income (net of tax of $202.9)	—	—	—	—	—	344.0	344.0
Retained interest in securitized assets (net of tax of $129.6)	—	—	—	219.7	—	—	219.7
Foreign currency translation	—	—	—	—	335.0	—	335.0
Unrealized gain (net of tax of $14.9)	—	—	—	25.3	—	—	25.3
Less: reclassification adjustment for gains realized in net income (net of tax of $11.4)	—	—	—	(19.3)	—	—	(19.3)

Total comprehensive income, net of tax	—	—	1,234.0	225.7	335.0	262.4	2,057.1
Paid in Surplus	—	659.1	—	—	—	—	659.1
Cash dividends	—	—	(1,150.0)	—	—	—	(1,150.0)

Year ended December 31, 2002	$25.0	$5,116.8	$8,794.8	$238.1	$(408.0)	$(216.7)	$13,550.0

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS FROM CONTINUING OPERATIONS

(in millions)

	For the Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net income from continuing operations	$1,235.4	$831.0	$1,542.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,972.2	3,351.6	1,665.0
Depreciation and amortization	8,889.5	8,536.7	7,982.1
Gain on sales of finance receivables (Note 6)	(529.1)	(411.9)	(13.8)
Increase in deferred income taxes	676.6	278.5	752.9
Increase in other assets	(458.3)	(499.0)	(128.1)
Increase/(decrease) in other liabilities	1,796.8	(1,668.7)	1,822.9
All other operating activities	60.1	115.5	447.9

Net cash provided by operating activities	14,643.2	10,533.7	14,071.0

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(53,567.2)	(71,076.9)	(62,216.2)
Collection of finance receivables (other than wholesale)	28,320.2	28,463.2	33,377.5
Purchase of operating lease vehicles	(19,749.8)	(26,306.4)	(25,985.0)
Liquidation of operating lease vehicles	16,048.7	16,466.2	14,985.4
Net change in wholesale receivables	(2,825.5)	(2,112.0)	(7,136.9)
Proceeds from sale of receivables (Note 6)	41,288.5	40,830.5	19,544.4
Net change in retained interest	(5,340.0)	5,648.0	1,194.0
Decrease in note receivable with affiliate	347.3	599.8	3,619.2
Purchase of investment securities	(604.4)	(726.1)	(559.2)
Proceeds from sale/maturity of investment securities	475.2	747.5	550.6
Acquisition of minority interest	—	—	(659.4)
All other investing activities	58.9	(230.0)	(484.9)

Net cash provided by/(used in) investing activities	4,451.9	(7,696.2)	(23,770.5)

Cash flows from financing activities
Proceeds from issuance of long-term debt	13,478.9	41,110.6	34,013.1
Principal payments on long-term debt	(22,132.8)	(15,704.5)	(21,881.6)
Change in short-term debt, net	(6,380.0)	(26,139.1)	(775.2)
Cash dividends paid	(1,150.0)	(400.0)	(269.7)
All other financing activities	659.1	306.2	(382.6)

Net cash (used in)/provided by financing activities	(15,524.8)	(826.8)	10,704.0
Effect of exchange rate changes on cash and cash equivalents	290.5	(134.8)	(837.6)

Net change in cash and cash equivalents	3,860.8	1,875.9	166.9
Cash and cash equivalents, beginning of year	2,939.3	1,063.4	896.5

Cash and cash equivalents, end of year	$6,800.1	$2,939.3	$1,063.4

Supplementary cash flow information
Interest paid	$6,890.8	$8,146.4	$8,533.0
Taxes paid	242.0	177.2	178.5

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include Ford Motor Credit Company and its controlled domestic and foreign subsidiaries and joint ventures (“Ford Credit”). Affiliates that are 20-50 percent owned are included in the consolidated financial statements on an equity basis. Ford Credit is an indirect wholly-owned subsidiary of Ford Motor Company (“Ford”). Use of estimates, as determined by management, is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Because of the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates. Certain amounts in prior years’ financial statements have been reclassified to conform with current year presentation.

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

      The business of Ford Credit is substantially dependent on Ford Motor Company. Any protracted reduction or suspension of Ford’s production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford could have an effect on Ford Credit.

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

Revenue Recognition

      Revenue from finance receivables including direct financing leases is recognized using the interest method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be uncollectible. Subsequent payments are applied as a reduction of principal until such time the receivable becomes contractually current.

      Agreements with Ford and other affiliates provide for interest supplements and other support payments to Ford Credit on certain financing and leasing transactions. These payments are collected and recognized as income over the period that the related finance receivables and leases are outstanding.

      Insurance premiums are earned over their respective policy periods. Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience. Physical damage insurance premiums, including vehicles financed at wholesale by Ford Credit

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

and its finance subsidiaries, are recognized as income on a monthly basis as billed. Credit life and credit disability premiums are earned over the life of the related policies in proportion to the amount of the insurance protection provided. Certain costs of acquiring new business are deferred and amortized over the terms of the related polices on the same basis on which premiums are earned.

Sales of Receivables

      Ford Credit periodically sells finance receivables in securitization and whole-loan sale transactions to fund its operations and to maintain liquidity, respectively. Securitization transactions involve Ford Credit surrendering control over these assets by selling finance receivables to off-balance sheet securitization entities. Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements that assure that the sold assets have been isolated from Ford Credit and its creditors. The securitization entities issue interest-bearing securities collateralized by future collections on the sold receivables.

      Estimated gains or losses from the sale of finance receivables are recognized in the period in which the sale occurs. Ford Credit retains certain interests in receivables sold in securitization transactions. In determining the gain or loss on each sale of finance receivables, the investment in the sold receivables pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale. Retained interests include senior and subordinated securities, undivided interests in wholesale receivables, interest only strips and restricted cash held for the benefit of securitization entities. These interests are recorded at fair value with unrealized gains or losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. In securitization transactions, Ford Credit retains the servicing rights and receives a servicing fee, which is recognized as collected over the remaining term of the related sold finance receivables.

      Whole-loan sale transactions involve Ford Credit selling retail installment sale contracts to a buyer who either retains them or sells them in a subsequent asset-backed securitization. We do not retain any interests in the sold receivables but continue to service such receivables for a fee.

Depreciation

      Depreciation expense on operating leases is provided on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual (salvage) value at the end of the lease term. Ford Credit’s policy is to promptly sell returned off-lease vehicles. Ford Credit evaluates its depreciation policy for leased vehicles on a regular basis taking into consideration various assumptions, which include estimated residual values at lease termination and the estimated number of vehicles that will be returned to Ford Credit. Adjustments to reflect revised estimates of residual values at the end of the lease terms are included in depreciation expense on a straight-line basis over the remaining terms of the leases.

Allowance for Credit Losses

      The allowance for credit losses is our estimate of probable credit losses related to impaired receivables and operating leases as of the date of the financial statements. This allowance is based on econometric models that consider historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values and general economic measures. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

Cash Equivalents

      Ford Credit considers investments purchased with a maturity of three months or less to be cash equivalents. The book value of these instruments approximates fair value because of the short maturity. As of December 31, 2002, approximately $900 million of Ford Credit’s cash balance had been designated to be used solely to acquire leases.

Derivative Financial Instruments

      Ford Credit operates in many countries, and is exposed to various market risks, including the effects of changes in interest rates and foreign currency exchange rates. Interest rate and currency exposures are monitored and managed by Ford Credit as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on Ford Credit’s operating results. Risk is reduced two ways: 1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and 2) through the use of interest rate and foreign exchange derivatives. Ford Credit’s derivatives strategy is defensive; derivatives are not used for speculative purposes. Interest rate swaps are used to manage the effects of interest rate fluctuations. Foreign currency exchange agreements, including forward contracts and swaps are used to manage foreign exchange exposure. The differential paid or received on swap agreements is recognized on an accrual basis as an adjustment to interest expense.

      Ford Credit adopted Statement of Financial Accounting Standard No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. All derivatives are recognized on the balance sheet at fair value. Ford Credit designates derivatives as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Ford Credit also enters into derivatives that economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by Ford Credit.

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in the fair value of the underlying hedged exposure, are recorded in earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income, a component of stockholder’s equity. The fair value of interest rate swaps is calculated using current market rates for similar instruments with the same remaining maturities. Unrealized gains and losses are netted for individual counterparties where legally permissible. In years prior to the adoption of SFAS No. 133, gains and losses on interest rate and currency derivatives were deferred and recognized through earnings with the related underlying transactions.

      When the terms of an underlying transaction are modified, or when the underlying hedged item is settled prior to maturity, all changes in the fair value of the derivative instrument are marked-to-market with changes in the fair value included in earnings each period until the instrument matures, unless the derivative is subsequently included in another hedge relationship. In situations where assets that were included in fair value hedging relationships have been sold in securitization or whole-loan sale transactions, the accumulated basis adjustments related to the sold assets are reversed and included in earnings in the same period in which the assets were sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

Insurance Liabilities

      A liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, is included in other liabilities and deferred charges.

Foreign Currency Translation

      Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at year-end exchange rates and the effects of these translation adjustments are reported as a separate component of accumulated other comprehensive income in stockholder’s equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in income.

Paid-In Surplus

      Changes to paid-in surplus represent activity from Ford related to Ford Credit and its consolidated subsidiaries.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 2. INVESTMENTS IN SECURITIES

      Investments in securities consist of municipal, corporate, mortgage-backed and other securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. Held-to-maturity securities are recorded at amortized cost. Equity securities that do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

      The fair value of substantially all securities was estimated based on quoted market prices. For securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

Balance at December 31, 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)
Available-for-sale securities
U.S. government and agency	$162.7	$9.2	$—	$171.9
Municipal	0.3	0.3	—	0.6
Government — non U.S.	17.1	0.4	—	17.5
Corporate debt	166.5	9.5	(0.3)	175.7
Mortgage-backed	215.4	8.9	—	224.3
Equity	45.8	19.4	(6.5)	58.7
Held-to-maturity securities	6.4	0.0	0.0	6.4

Total investments in securities	$614.2	$47.7	$(6.8)	$655.1

Balance at December 31, 2001:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)
Available-for-sale securities
U.S. government and agency	$77.7	$1.5	$(0.5)	$78.7
Municipal	0.3	—	—	0.3
Government — non U.S.	15.3	0.5	—	15.8
Corporate debt	158.8	5.4	(0.6)	163.6
Mortgage-backed	207.0	3.4	(1.6)	208.8
Equity	28.8	27.1	(3.7)	52.2
Held-to-maturity securities	6.5	0.0	0.0	6.5

Total investments in securities	$494.4	$37.9	$(6.4)	$525.9

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 2. INVESTMENTS IN SECURITIES — Continued

      The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 2002, by contractual maturity, were as follows:

Balance at December 31, 2002:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in millions)
Due in one year or less	$5.8	$5.9	$0.3	$0.3
Due after one year through five years	160.6	165.9	3.3	3.3
Due after five years through ten years	95.0	101.0	0.8	0.8
Due after ten years	85.2	92.8	2.0	2.0
Mortgage-backed securities	215.5	224.3	—	—
Equity securities	45.7	58.8	—	—

Total	$607.8	$648.7	$6.4	$6.4

Balance at December 31, 2001:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in millions)
Due in one year or less	$4.3	$4.4	$0.1	$0.1
Due after one year through five years	87.4	89.6	1.3	1.3
Due after five years through ten years	82.1	83.7	3.1	3.1
Due after ten years	78.3	80.6	2.0	2.0
Mortgage-backed securities	28.8	52.2	—	—
Equity securities	207.0	208.9	—	—

Total	$487.9	$519.4	$6.5	$6.5

      Proceeds from sales of available-for-sale securities were $483 million and $739 million in 2002 and 2001, respectively. Gross realized gains and losses were $9.8 million and $4.3 million, respectively in 2002, $14.5 million and $3.8 million, respectively in 2001, and $9.5 million and $6.7 million, respectively in 2000.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 3. FINANCE RECEIVABLES

      Net finance receivables at December 31 were as follows:

	2002	2001

	(in millions)
Retail	$70,836.5	$85,478.3
Wholesale	16,571.4	15,610.3
Other	9,840.1	9,154.7

Total finance receivables, net of unearned income	97,248.0	110,243.3
Less: Allowance for credit losses	(2,612.0)	(2,276.7)

Finance receivables, net	$94,636.0	$107,966.6

Net finance receivables subject to fair value*	$86,712.8	$100,771.2
Fair value	88,239.8	100,924.7
Memo: Managed receivables (including net investment in operating leases)	$197,628.3	$204,175.3

*	Excludes certain leases that are not financial instruments of $7,923.2 million and $7,195.4 million at December 31, 2002 and 2001, respectively.

      The fair value of most finance receivables is calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximates fair value.

      At December 31, 2002, finance receivables included $843.1 million owed by three customers with the largest receivables balances.

      The contractual maturities of total finance receivables outstanding at December 31, 2002, net of unearned income, were as follows (excludes $812 million related to SFAS No. 133 fair value adjustments included in Retail):

				Due
	Due in Year Ending December 31,			After

	2003	2004	2005	2005	Total

	(in millions)
Retail	$34,284.4	$19,394.3	$9,246.0	$7,099.8	$70,024.5
Wholesale	15,987.6	386.3	169.0	28.5	16,571.4
Other	5,204.4	390.2	343.9	3,901.6	9,840.1

Total	$55,476.4	$20,170.8	$9,758.9	$11,029.9	$96,436.0

      It is Ford Credit’s experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 3. FINANCE RECEIVABLES — Continued

      The aggregate receivables balances related to accounts past due more than 60 days, excluding accounts where the obligor has filed for bankruptcy, at December 31 were as follows:

	2002	2001

	(in millions)
Retail	$1,091.1	$1,254.2
Wholesale	206.8	270.7
Other	65.6	217.7

Total	$1,363.5	$1,742.6

      Included in retail receivables are investments in direct financing leases related to the leasing of motor vehicles.

	2002	2001

	(in millions)
Net investment in direct financing leases
Minimum lease rentals to be received	$5,157.8	$4,794.8
Estimated residual values	3,689.0	3,288.8
Less: Unearned income	(988.7)	(955.3)
Origination costs	43.6	54.3
Less: Allowance for credit losses	(32.1)	(42.3)

Net investment in direct financing leases	$7,869.6	$7,140.3

      Minimum direct financing lease rentals for each of the five succeeding years are as follows (in millions): 2003 — $1,873.8; 2004 — $1,504.6; 2005 — $1,110.1; 2006 — $584.5; 2007 — $69.9; thereafter — $14.9.

NOTE 4. NET INVESTMENT IN OPERATING LEASES

      Operating leases at December 31 were as follows:

	2002	2001

	(in millions)
Investment in operating leases
Vehicles, at cost	$43,465.3	$48,388.5
Lease initial direct costs	158.4	139.1
Less: Accumulated depreciation	(11,430.8)	(10,588.9)
Allowance for credit losses	(561.7)	(478.0)

Net investment in operating leases	$31,631.2	$37,460.7

      Future minimum rentals on operating leases are as follows (in millions): 2003 — $7,333.8; 2004 — $4,238.5; 2005 — $3,778.3; 2006 — $1,157.6; 2007 — $128.2.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

      Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

	2002	2001	2000

	(in millions)
Balance, beginning of year	$2,754.7	$1,634.9	$1,468.7
Provision charged to operations	2,972.2	3,351.6	1,665.0
Deductions
Losses	2,847.8	2,482.5	1,595.6
Recoveries	(485.8)	(373.7)	(299.2)

Net losses	2,362.0	2,108.8	1,296.4
Other changes, principally amounts related to finance receivables sold and translation adjustments	191.2	123.0	202.4

Net deductions	2,553.2	2,231.8	1,498.8

Balance, end of year	$3,173.7	$2,754.7	$1,634.9

NOTE 6. SALES OF RECEIVABLES

Servicing Portfolio

      Ford Credit retains servicing rights for receivables sold in securitization and whole-loan sale transactions. The servicing portfolio is summarized in the following table:

	Retail	Wholesale	Total

	(in millions)
Servicing portfolio at December 31, 2000	$26,007.8	$2,357.9	$28,365.7
2001 activity
Receivable sales	33,491.1	19,041.7	52,532.8
(Collections)/net financings	(18,187.0)	(3,963.5)	(22,150.5)

Servicing portfolio at December 31, 2001	$41,311.9	$17,436.1	$58,748.0
2002 activity
Receivable sales	38,857.2	1,855.1	40,712.3
(Collections)/net financings	(26,276.8)	3,162.6	(23,114.2)

Servicing portfolio at December 31, 2002	$53,892.3	$22,453.8	$76,346.1

Retained Interest

      Components of retained interest in securitized assets for the years ended December 31 include:

	2002	2001

	(in millions)
Wholesale receivables sold to securitization entities	$12,453.7	$7,586.0
Subordinated securities	2,845.2	2,039.1
Interest only strips	1,695.7	1,235.4
Restricted cash held for benefit of securitization entities	623.4	377.0
Senior securities	—	1,310.9

Total	$17,618.0	$12,548.4

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 6. SALES OF RECEIVABLES — Continued

      Most of the retained interest in sold wholesale receivables ($11.4 billion and $6.5 billion at December 31, 2002 and December 31, 2001, respectively) represents Ford Credit’s undivided interest in wholesale receivables that are available to support the issuance of additional securities by a securitization entity; the balance represents credit enhancements. Interest-only strips represent the present value of monthly collections on the sold finance receivables in excess of amounts needed by the SPE (securitization trust) to pay principal and interest to investors, servicing fees and other required amounts that will be realized by Ford Credit. Investments in subordinated securities and restricted cash are senior to interest-only strips for credit enhancement purposes.

      Retained interests are recorded at fair value. For wholesale receivables, book value approximates fair value because of their short-term maturities. The fair value of the senior notes and subordinated certificates are estimated based on market prices. In determining the fair value of the interest-only strips, Ford Credit discounts the present value of the projected cash flows retained at various discount rates based on economic factors in individual countries.

Investment and Other Income

      The following table summarizes the activity related to the sales of receivables reported in investment and other income for the years ended December 31:

	2002	2001	2000

	(in millions)
Gain on sales of receivables	$728.0	$738.5	$13.8
SFAS No. 133 fair value basis adjustments	(198.9)	(326.6)	—

Net gain on sales of receivables	529.1	411.9	13.8
Servicing fees	700.2	456.3	190.2
Interest income on sold wholesale receivables and retained securities	605.9	378.5	152.3
Excess spread and other	774.7	186.2	201.0

Total investment income related to sales of receivables	$2,609.9	$1,432.9	$557.3

      For the year ended December 31, 2002, Ford Credit utilized certain point-of-sale assumptions, which included a discount rate of 12%, a prepayment speed of 1.5% (which represents expected payments earlier than scheduled maturity dates) and credit losses of 1% to 1.7% over the life of sold receivables. These assumptions do not include those utilized by Triad Financial Corporation (Triad), a subsidiary of Ford Credit, which offers non-prime financing primarily through dealers to consumers. For the year ended December 31, 2002, Triad utilized certain point-of-sale assumptions, which included a discount rate of 16%, a prepayment speed of 1.6% to 1.7% and credit losses of 13% to 14% over the life of sold receivables. The securitization transactions utilized to sell finance receivables included public term, a single-seller asset-backed commercial paper program (FCAR), the Motown NotesSM program, and a bank-sponsored asset-backed commercial paper issuers program.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 6. SALES OF RECEIVABLES — Continued

Cash Flow

      The following table summarizes the cash flow movements between Ford Credit and the transferees:

	2002	2001	2000

	(in millions)
Proceeds from sales of receivables	$37,660.1	$37,047.5	$18,918.3
Proceeds from revolving-period securitizations	3,628.4	2,789.7	626.1
Proceeds from sale of retained notes and certificates	—	993.3	—

Total proceeds from the sale of receivables	$41,288.5	$40,830.5	$19,544.4

Cash flows related to retained interest
Retail receivables	$2,489.1	$1,511.5	$1,194.0
Wholesale receivables	(7,829.1)	4,136.5	—

Total principal	$(5,340.0)	$5,648.0	$1,194.0

Servicing fees	700.2	456.3	190.2
Interest income and excess spread	1,149.5	601.0	155.9
Repurchased receivables	(340.3)	(224.3)	(108.7)

Other Disclosures

      The following table summarizes key assumptions used in estimating cash flows from sold receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes:

		Impact on Fair Value
		Based on Adverse Change
	Assumption
	Percentage	10% Change	20% Change

	(annual rate)	(in millions)
Cash Flow Discount Rate	12.0% - 16.0%	$(22.1)	$(43.7)
Estimated Net Credit Loss Rate	0.8% - 14.0%	(90.4)	(180.8)
Prepayment Speed	1.5% - 2.0%	(56.7)	(117.4)

      The effect of a variation in a particular assumption on the fair value of the interest only strips were calculated without changing any other assumptions and changes in one factor may result in changes in another.

      Outstanding delinquencies over 30 days on Ford Credit’s securitized portfolio were $1,296.7 million and $823.5 million at December 31, 2002 and 2001, respectively. Credit losses, net of recoveries, were $453.9 million and $222 million for the years ended December 31, 2002 and 2001, respectively. Expected static pool credit losses related to outstanding securitized retail receivables were 2.25% at December 31, 2002. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Under FIN 46, companies are required to consolidate variable interest entities for which they are deemed to be the primary beneficiary, and disclose information about those in which they have a significant variable interest.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 6. SALES OF RECEIVABLES — Continued

      Ford Credit has activities with a limited purpose trust, FCAR Owner Trust (“FCAR”), owned by a Ford Credit subsidiary and outside investors. FCAR’s activities are limited to issuance of asset-backed commercial paper and the purchase of highly rated asset-backed securities issued by Ford Credit sponsored securitization SPEs. As presently structured, to comply with FIN 46, it is reasonably possible that Ford Credit will be required to consolidate FCAR in its financial results. Ford Credit continues to assess structures that would maintain FCAR off balance sheet under FIN 46. Ford Credit’s equity investment and retained beneficial interest related to FCAR is approximately $1.7 billion, which is reflected on Ford Credit’s consolidated balance sheet. At December 31, 2002, FCAR had gross assets of $12.2 billion and gross liabilities of $11.8 billion. Ford Credit is continuing to analyze the impact of FIN 46 on its financial statements and on FCAR.

      In addition, Ford Credit also sells receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. FIN 46 might also require the sponsor banks to consolidate the assets and liabilities of these SPEs into their financial results or restructure these SPEs. If this occurs, the sponsor banks may increase the program fees for Ford Credit’s use of these SPEs or fail to renew their commitment to purchase additional receivables from Ford Credit. At December 31, 2002, these SPEs held about $6 billion of retail installment sale contracts previously owned by Ford Credit. Ford Credit believes it would not be required to consolidate any portion of these SPEs in its financial results. Ford Credit is continuing to evaluate the impact of FIN 46 on the bank sponsors of these SPEs and on the continued availability and costs of this program. Ford Credit believes the bank sponsors will not terminate their SPEs or reduce their commitments to purchase receivables from Ford Credit.

NOTE 7. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

      Other assets at December 31 were as follows:

	2002	2001

	(in millions)
Deferred charges and other assets	$1,810.2	$1,557.0
Prepaid reinsurance premiums	1,644.0	1,541.2
Investment in used vehicles held for resale, at estimated fair value	1,502.4	892.4
Collateral held for resale	1,039.2	955.2
Property and equipment, net of accumulated depreciation of $213.1 in 2002 and $200.2 in 2001	397.3	478.0

Total other assets	$6,393.1	$5,423.8

      Other liabilities and deferred income at December 31 were as follows:

	2002	2001

	(in millions)
Deferred income and other liabilities	$2,679.4	$1,789.9
Long-term interest	2,231.9	1,896.9
Unearned premium reserve	1,800.4	1,694.8
Post retirement health care reserve	404.2	379.0

Total other liabilities and deferred income	$7,115.9	$5,760.6

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 8. DEBT

      Debt at December 31 was as follows:

	Weighted-
	Average (a)
	Interest Rates

	2002	2001	2002	2001

			(in millions)
Short-Term Debt
Commercial paper			$8,179.8	$15,664.0
Ford Money Market Account			5,078.9	4,051.4
Other short-term debt (b)			2,935.1	2,911.6

Total short-term debt	4.31%	4.19%	16,193.8	22,627.0

Long-Term Debt
Senior indebtedness
Notes payable within one year (c)			22,841.4	21,091.4
Notes payable after one year (d)			101,298.5	102,163.2
Unamortized discount			(70.9)	(47.3)

Total long-term debt	4.76%	5.84%	124,069.0	123,207.3

Total debt	4.70%	5.55%	$140,262.8	$145,834.3

Estimated Fair Value of Debt
Net short-term debt subject to fair value			$16,193.8	$22,627.0
Short-term debt fair value			16,193.8	22,627.0
Net long-term debt subject to fair value (e)			117,828.9	121,090.5
Long-term debt fair value			121,052.0	127,244.3
Total estimated fair value of debt			137,245.8	149,871.3
Interest Rate Characteristics of Debt Payable After One Year (f)
Fixed interest rates			$84,952.9	$77,129.5
Variable interest rates (generally based on LIBOR or other short-term rates)			16,274.7	24,986.4

Total payable after one year			$101,227.6	$102,115.9

(a)	Includes the effect of interest rate swap agreements.

(b)	Includes $519.7 million and $288 million with affiliated companies at December 31, 2002 and 2001, respectively.

(c)	Includes $645 million and $477.3 million with affiliated companies at December 31, 2002 and 2001, respectively.

(d)	Includes $208.1 million and $963.2 million with affiliated companies at December 31, 2002 and 2001, respectively.

(e)	Excludes adjustments related to SFAS No. 133 of $6,240.1 million and $2,116.8 million at December 31, 2002 and 2001, respectively.

(f)	Excludes the effect of interest rate swap agreements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 8. DEBT — Continued

      The Ford Money Market Account consists of variable denomination floating rate demand notes issued and offered by Ford Credit. Interest is accrued daily at a rate at least 1/4 point higher than the average yield for all taxable money funds as reported weekly in the Money Fund Report™ and published in the Wall Street Journal. The nominal interest rate as of December 31, 2002 ranged from 3.0% to 3.4% depending on the amount invested.

      Ford Credit’s overall weighted-average effective interest rate (borrowing cost), including the effect of interest rate swap agreements, for full year 2002 and 2001 was 5.06% and 6.05%, respectively.

      The average remaining maturities of Ford Credit’s commercial paper were 34 days at December 31, 2002 and 48 days at December 31, 2001 for our U.S., Canada and Europe programs. Senior notes mature at various dates through 2078 (about $1.5 billion matures between 2031 and 2078). Maturities are as follows (in millions): 2003 — $22,841.4; 2004 — $29,368.3; 2005 — $25,430.1; 2006 — $13,826.3; 2007 — $8,777.7; thereafter — $23,825.2. Certain of these obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap and forward agreements are used to hedge exposure to changes in exchange rates of these obligations.

      The fair value of debt is estimated based upon quoted market prices or current rates for similar debt with the same remaining maturities. For maturities of three months or less, the book value approximates fair value because of the short maturities of these instruments.

NOTE 9. DISCONTINUED AND HELD-FOR-SALE OPERATIONS

      During the fourth quarter of 2002, Ford Credit’s all-makes fleet leasing business operations in New Zealand and Australia were sold. We completed the sale of these operations in Europe in February of 2003. These assets were classified as held-for-sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Ford Credit has recognized an after tax charge of $31.2 million, reflected in net loss on disposal of discontinued operations. This amount represents the difference between the expected selling price of these assets less costs to sell them, and their recorded book value.

      The operating results of the discontinued and held-for-sale Axus operations are as follows:

	2002	2001	2000

	(in millions)
Total financing margin and revenue	$209.6	$179.3	$115.5
Income/(loss) before income taxes	$36.4	$11.6	$(8.6)
Provision for income taxes	6.6	4.1	(3.0)

Net income/(loss) from discontinued/ held-for-sale operations	$29.8	$7.5	$(5.6)

NOTE 10. SUPPORT FACILITIES

      Support facilities represent additional sources of funds, if required. At December 31, 2002, Ford Credit had approximately $8.6 billion of contractually committed facilities. Ford Credit also has the ability to use $7.2 billion of Ford lines of credit at Ford’s option. These lines have various maturity dates through June 30, 2007 and may be used, at Ford Credit’s option, by any of its direct or indirect majority-owned subsidiaries. Ford Credit will guarantee any such borrowings. Banks also provide $13.6 billion of contractually committed liquidity facilities to support two asset-backed commercial paper programs; $13.3 billion for FCAR Owner Trust and $0.3 billion for Motown NotesSM program at December 31, 2002.

      In addition, Ford Credit has entered into agreements with several bank-sponsored, asset-backed commercial paper issuers under which such issuers are contractually committed to purchase from Ford Credit,

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 10. SUPPORT FACILITIES — Continued

at Ford Credit’s option, up to an aggregate of approximately $12.5 billion of receivables. These agreements have varying maturity dates between March 31, 2003 and October 31, 2003. As of December 31, 2002, approximately $7.3 billion of these commitments are unused and available.

      At December 31, 2002, there were approximately $5.3 billion of contractually committed facilities available for FCE Bank plc’s (“FCE”) use. In addition, $543 million of Ford lines of credit may be used by FCE at Ford’s option. These lines have various maturity dates through June 30, 2007 and may be used, at FCE’s option, by any of its direct or indirect majority-owned subsidiaries. Any such borrowings will be guaranteed by FCE.

NOTE 11. INCOME TAXES

      Ford Credit and certain of its domestic subsidiaries are included in Ford’s consolidated United States federal and state income tax returns. In accordance with its intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to Ford Credit generally on a separate return basis. The provision for income taxes was estimated as follows:

	2002	2001	2000

	(in millions)
Currently payable
U.S. federal	$—	$—	$—
Foreign	131.7	184.2	225.7
State and local	—	—	—

Total currently payable	131.7	184.2	225.7
Deferred tax (benefit)/liability
U.S. federal	437.8	415.6	670.5
Foreign	85.0	44.4	(62.7)
State and local	76.8	19.3	95.1

Total deferred	599.6	479.3	702.9

Total provision	$731.3	$663.5	$928.6

      A reconciliation of the provision for income taxes with the United States statutory tax rate as a percentage of income before income taxes, excluding equity in net income of affiliated companies, minority interest in net income of a joint venture and discontinued/held-for-sale operations, for the last three years is shown below:

	2002	2001	2000

U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Taxes attributable to foreign source income	—	7.2	—
State and local income taxes	2.5	2.2	2.1
Investment income not subject to tax or subject to tax at reduced rates	(0.3)	(0.5)	(0.2)
Rate adjustments on deferred taxes	—	—	0.4
Other	(0.1)	0.5	(0.2)

Effective tax rate	37.1%	44.4%	37.1%

      In 2001, included in taxes attributable to foreign source income was the write-off of deferred tax assets related to strategic partnering actions in Brazil.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 11. INCOME TAXES — Continued

      Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows:

	2002	2001

	(in millions)
Deferred Tax Assets
Net operating losses and foreign tax credits	$4,803.2	$4,360.6
Provision for credit losses	1,871.2	1,517.9
Alternative minimum tax	298.0	298.0
Employee benefit plans	187.8	173.7
Other	90.4	310.5

Total deferred tax assets	7,250.6	6,660.7
Deferred Tax Liabilities
Leasing transactions	8,418.0	7,632.4
Finance receivables	2,836.8	2,388.1
Sales of receivables	820.1	669.4
Purchased tax benefits	254.8	260.1
Other	330.6	282.2

Total deferred tax liabilities	12,660.3	11,232.2

Net deferred tax liabilities	$5,409.7	$4,571.5

      Ford Credit has an inter-company tax sharing agreement with Ford. Under this agreement, United States income tax liabilities or credits are allocated to Ford Credit, generally on a separate return basis. In this regard, the deferred tax assets related to net operating losses and foreign tax credits represent amounts due from Ford.

NOTE 12. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

      Ford Credit and certain of its subsidiaries provide selected health care and life insurance benefits for retired salaried employees under unfunded plans sponsored by Ford and certain of its subsidiaries. Ford Credit’s U.S. and Canadian salaried employees may become eligible for those benefits if they retire while working for Ford Credit; however, benefits and eligibility rules may be modified from time to time. The estimated cost for post-retirement health care benefits is accrued on an actuarial basis over the period of employee’s service.

      Increasing the assumed health care cost trend rate by one percentage point is estimated to increase the aggregate service and interest cost components of net post-retirement benefit expense for 2002 by about $9.4 million and the accumulated post-retirement benefit obligation at December 31, 2002 by about $82.2 million. A decrease of one percentage point would reduce service and interest costs by about $7 million and decrease the December 31, 2002 post-retirement benefit obligation by about $65.9 million.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 12. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS — Continued

      Net post-retirement benefit expense for U.S. and Canadian salaried employees included the following as of January 1:

	2002	2001	2000

	(in millions)
Costs Recognized in Income
Service cost	$20.2	$18.9	$16.6
Interest cost	29.6	32.8	27.4
Curtailments	—	4.7	41.6
Amortization of prior service cost	(16.8)	(7.0)	(0.5)
Amortization of losses	7.2	2.7	0.9

Net post-retirement benefit expense	$40.2	$52.1	$86.0

Discount rate for expense	7.25%	7.50%	7.75%
Initial health care cost trend rate	10.0%	9.4%	9.0%
Ultimate health care cost trend rate	5.0%	5.0%	5.0%
Number of years to ultimate trend rate	6	7	8

      The status of these plans were as follows for the years ended December 31:

	2002	2001

	(in millions)
Change in Benefit Obligation
Benefit obligation at January 1	$416.8	$468.8
Service cost	20.2	18.9
Interest cost	29.6	32.8
Amendments	(15.0)	(94.0)
Curtailments	—	4.7
Plan participant contributions	0.6	—
Benefits paid	(16.5)	(13.7)
Actuarial loss	54.2	(0.7)

Benefit obligation at December 31	$489.9	$416.8

Status of the Plan
Projected benefit obligation	$(489.9)	$(416.8)
Unamortized prior service cost	(107.3)	(109.0)
Unamortized net losses	142.9	95.9

Net amount recognized	$(454.3)	$(429.9)

Amounts recognized in the Balance Sheet consist of:
Accrued liabilities	$(454.3)	$(429.9)

Assumptions as of December 31
Discount rate	6.75%	7.25%
Initial health care cost trend rate	10.5%	10.0%
Ultimate health care cost trend rate	5.0%	5.0%
Number of years to ultimate trend rate	5	6

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 13. TRANSACTIONS WITH AFFILIATED COMPANIES

      An agreement with Ford provides for payments by Ford to Ford Credit that would maintain Ford Credit’s consolidated income before income taxes and net income at specified minimum levels. No payments were made under the agreement during 2002, 2001, or 2000. Ford Credit and Ford formally documented their long-standing business practices in an Agreement dated as of October 18, 2001, which was included in Form 8-K filings of both companies. Identified below are transactions that Ford Credit undertook with Ford (and other affiliates) within the framework of the Agreement.

Income Statement

      The effect of transactions with affiliated companies included in Ford Credit’s income statement were as follows for the years ended December 31:

	2002	2001	2000

	(in millions)
Interest supplements and other support costs earned from Ford and other affiliate (a)	$3,658.0	$4,125.2	$3,522.6
Earned insurance premiums ceded to a Ford-owned affiliate	(617.6)	(580.6)	(400.5)
Loss and loss adjustment expenses recovered from a Ford-owned affiliate	377.8	339.0	221.4
Interest income earned from tax sharing agreement with Ford (b)	130.0	140.0	100.0
Cost of Ford provided advice and services (c)	(114.9)	(135.9)	(164.1)
Interest expense on debt with Ford and affiliated companies	(76.1)	(113.6)	(180.5)
Interest income earned on loans to Ford	33.9	48.9	85.6
Employee retirement plan costs allocated to Ford Credit from Ford (d)	(0.4)	(0.5)	(53.1)

(a)	Ford Credit and its subsidiaries charge Ford for interest supplements and other support costs as they are earned, and are recorded in financing revenue. In addition to the amounts shown above, Ford Credit also received about $1 billion in 2002, $0.7 billion in 2001, and $0.3 billion in 2000, related to receivables that were sold in securitizations or whole-loan sale transactions. Included in the amounts reflected in the table above, Ford Credit earned about $3.1 billion in 2002 and $3.8 billion in 2001 of interest supplements and other support payments in the United States and Canada. At December 31, 2002, in the United States and Canada, approximately $4.7 billion of interest supplements were accrued by Ford and will be received by Ford Credit over the terms of the related finance contracts.

(b)	Ford Credit and Ford revised their intercompany tax sharing agreement in 1997 effective for years ended after December 31, 1994. Ford Credit recorded a deferred tax asset for amounts due from Ford under the revised agreement. Ford compensates Ford Credit for the temporary use of these funds. The interest income earned by Ford Credit is included in other income.

(c)	Ford Credit and its subsidiaries receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. The costs for such advice and services is charged to operating expenses.

(d)	Retirement benefits are provided under defined benefit plans for employees of Ford Credit and its subsidiaries in the United States by the Ford General Retirement Plan and for employees of certain foreign subsidiaries by other Ford retirement plans. Employee retirement plan costs allocated to Ford Credit and its subsidiaries from Ford are charged to operating expenses.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 13. TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

Balance Sheet

      The effect of transactions with affiliated companies included in Ford Credit’s balance sheet were as follows at December 31:

	2002	2001

	(in millions)
Receivables purchased from certain divisions and subsidiaries of Ford	$3,454.5	$4,695.5
Investment in vehicles leased to employees of Ford and other affiliates (a)	988.7	1,191.9
Outstanding loans to Ford and other affiliates	623.0	947.7
Outstanding loans from Ford and other affiliates	(1,372.8)	(1,728.5)
Fair values of vehicles held for resale that were purchased from Ford and its subsidiaries (b)	1,502.4	892.4

      Additionally, Ford and other affiliates provide guarantees to Ford Credit and its subsidiaries of $346.6 million and $246.7 million at December 31, 2002 and 2001, respectively, for certain finance receivables.

(a)	Ford Credit has entered into a sale-leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these vehicles is included in operating leases.

(b)	Ford Credit and its subsidiaries purchase from Ford and its affiliates certain vehicles that were previously acquired by Ford principally from its fleet and rental car customers. The fair values of these vehicles held for resale are included in other assets.

NOTE 14. COMMITMENTS AND CONTINGENCIES

      Various legal actions, governmental investigations and other proceedings and claims relating to state and federal laws concerning finance and insurance, employment-related matters and other contractual relationships are pending or may be instituted or asserted in the future against Ford Credit and its subsidiaries. Some of these matters are class actions or seeking class action status. Some of these matters may involve compensatory, punitive or treble damage claims and attorneys’ fees in very large amounts, or other relief which, if granted, would require very large expenditures.

      Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to Ford Credit or the subsidiary involved. Although the amount of liability at December 31, 2002 with respect to these matters cannot be ascertained, Ford Credit believes that any resulting liability should not materially affect the consolidated financial position or results of operations of Ford Credit and its subsidiaries.

      Certain subsidiaries are subject to regulatory capital requirements requiring maintenance of certain minimum capital levels that limit the abilities of the subsidiaries to pay dividends.

      At December 31, 2002 Ford Credit had the following minimum rental commitments under non-cancelable operating leases (in millions): 2003 — $120; 2004 — $96; 2005 — $77; 2006 — $26; 2007 — $16; thereafter — $33. These amounts include rental commitments for certain land, buildings, machinery and equipment. In addition, Ford Credit is contractually committed to sell $2 billion of retail installment sale contracts in the first quarter of 2003 in a whole-loan sale transaction.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 14. COMMITMENTS AND CONTINGENCIES — Continued

Guarantees

      On November 26, 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, related to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003 are not subject to liability recognition but are subject to expanded disclosure requirements.

      At December 31, 2002, the following guarantees and indemnifications were issued and outstanding. These guarantees and indemnifications have not been subjected to liability recognition under FIN 45 and their fair value is not included in the financial statements:

      Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, Ford Credit has guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary from May 2003 to December 2004 or terminate on payment and/or cancellation of the obligation. A payment under these guarantees would be triggered by failure of the guaranteed party to fulfill its guaranteed obligations. Generally, Ford Credit is entitled to collect from the guaranteed party amounts it would have to pay pursuant to a guarantee. However, Ford Credit’s ability to collect these amounts is sometimes deferred until the third party is paid in full. The maximum potential future payment under these guarantees is approximately $60 million.

      Indemnifications: In the ordinary course of business, Ford Credit executes contracts that include indemnifications typical in the industry, which are related to different types of transactions, such as debt funding, derivatives, the sale of receivables and the sale of businesses. These indemnifications might include any of the following matters: intellectual property and privacy rights; governmental regulations and employment-related issues; dealer, supplier, and other commercial contractual relationships; financial status; and tax related issues. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. Ford Credit regularly evaluates the probability of having to incur costs for others and has appropriately accrued for expected losses that are probable. Ford Credit is party to numerous indemnifications and many of these indemnities do not limit potential payments, therefore Ford Credit is unable to estimate a maximum potential amount of future payments that could result from claims made under these indemnities.

      Extended Service Plans: Extended service plans are contracts Ford Credit enters into with vehicle customers where the customer pays a fee to extend warranty coverage beyond the base warranty period. These fees are reported and recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract. This revenue recognition methodology is based on FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

      The following is a reconciliation of the extended service plan deferred revenue account:

2002

(in millions)
Balance, beginning of year	$74
Written revenue	56
Less: earned revenue	(41)

Balance, end of year	$89

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS

      Ford Credit adopted SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet, including embedded derivatives.

      Ford Credit’s operations are exposed to global market risks, including the effects of changes in interest rates and currency exchange rates. Ford Credit uses derivatives as an integral part of its overall risk management program to manage financial exposures that occur in the normal course of business. Ford Credit’s objective is to minimize the financial exposure arising from these risks.

      Adjustments to income and to stockholder’s equity for the years ended December 31:

	2002	2001

	(in millions)
Loss before income taxes (a)	$(224.6)	$(250.9)
Net loss	(141.1)	(157.2)
Stockholder’s equity (b)	262.4	(479.1)

(a)	Recorded in other income

(b)	Recorded in accumulated other comprehensive income/(loss)

Cash Flow Hedges

      Ford Credit uses cash flow hedges to minimize its exposure to interest rate risks. The impact to earnings associated with discontinuance of cash flow hedges and hedge ineffectiveness was a gain of $0.6 million in 2002 and a loss of $26.7 million in 2001.

      Changes in the value of derivatives are included in other comprehensive income/(loss), a component of stockholder’s equity, and reclassified to earnings at the time the associated hedged transaction impacts net income.

      Ford Credit expects to reclassify losses of approximately $163 million from stockholder’s equity to net income during the next twelve months. Consistent with Ford Credit’s comprehensive, non-speculative risk-management practices, neither these nor future reclassifications are anticipated to have a material effect on net income.

Fair Value Hedges

      Ford Credit uses derivative instruments designated as fair value hedges to hedge its exposure to interest rate risk. Changes in the value of these derivatives, along with the changes in the fair value of the underlying hedged exposure, are recognized in net income. The impact to earnings from changes in hedging relationships and hedge ineffectiveness was a charge of $141.9 million in 2002 and $132.2 million 2001.

Other Derivative Instruments

      In accordance with corporate risk management policies, Ford Credit uses derivative instruments, such as forward contracts and swaps that economically hedge certain exposures (foreign currency and interest rates). In certain instances, hedge accounting is not allowed by SFAS No. 133 or is not applied by Ford Credit, which results in unrealized gains and losses that are recognized currently in net income and are included in the amounts reflected above in Fair Value Hedges.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 16. STOCK OPTIONS

      Certain Ford Credit employees participate in the stock option plans of Ford under Ford’s 1990 Long-Term Incentive Plan and 1998 Long-Term Incentive Plan (“Plans”). Grants may be made under the 1998 Plan through April 2008. No further grants may be made under the 1990 Plan. Options granted in 1997 under the 1990 Plan and options granted under the 1998 Plan become exercisable 33% after one year from the date of grant, 67% after two years and in full after three years. In general, options granted prior to 1997 under the 1990 Plan became exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under both Plans expire after 10 years.

      The estimated fair value as of date of grant of options granted in 2002, 2001, and 2000 using the Black-Scholes option-pricing model, was as follows:

	2002	2001	2000

Estimated fair value per share of options granted during the year	$5.76	$8.88	$6.27
Assumptions:
Annualized dividend yield	2.5%	4.0%	4.9%
Common stock price volatility	34.8%	43.9%	38.8%
Risk-free rate of return	5.1%	5.1%	6.3%
Expected option term (in years)	7	6	5

      Ford Credit applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plans. No stock-based employee compensation expense is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation cost had been determined based on the estimated fair value of options granted since 1995, the pro forma effects on Ford Credit’s net income would not have been material.

      Information concerning stock options for Ford Credit’s employees is as follows (shares in thousands):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Shares Subject to Option	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	8,195	$22.63	7,287	$19.95	3,773	$34.56
New grants (based on fair value of common stock at dates of grant)	2,810	16.30	1,989	30.17	1,647	23.02
Visteon adjustment (a)	—	—	—	—	140	—
Value Enhancement Plan (b)	—	—	—	—	2,927	—
Transferred in to Ford Credit	342	25.19	54	26.25	359	15.43
Exercised (c)	(88)	14.46	(638)	27.83	(262)	27.89
Transferred out of Ford Credit	(305)	25.52	(105)	26.41	(887)	17.72
Terminated and expired	(329)	24.21	(392)	25.95	(410)	30.09

Outstanding at end of period	10,625	21.02	8,195	22.63	7,287	19.95
Outstanding but not exercisable	(4,388)	—	(3,291)	—	(2,995)	—

Exercisable at end of period	6,237	$21.29	4,904	$18.87	4,292	$16.00

(a)	Outstanding stock option grants were adjusted to restore the option holder’s economic position as a result of the Visteon spin-off on June 28, 2000.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 16. STOCK OPTIONS — Continued

(b)	Outstanding stock option grants were adjusted to restore the option holder’s economic position as a result of the Value Enhancement Plan (VEP) on August 2, 2000.

(c)	Exercised at prices ranging from $8.58 to $17.92 during 2002, $17.19 to $31.25 during 2001, and $24.44 to $31.43 during 2000.

      Details on various option price ranges are as follows (shares in thousands):

	Outstanding			Exercisable Options

		Weighted	Weighted		Weighted
Option Price		Average Life	Average		Average
Range	Shares	(Years)	Price	Shares	Price

$ 9.72 — 9.78	237	9.8	$9.77	0	$0.00
11.06 — 12.53	2,242	3.1	12.17	2,242	12.16
15.11 — 16.91	2,566	9.0	16.88	33	15.71
17.61 — 26.78	2,670	6.2	22.67	2,206	22.67
28.36 — 33.14	2,910	7.3	30.86	1,756	31.32

Total	10,625		$21.02	6,237	$21.29

NOTE 17. SEGMENT INFORMATION

      Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International. Ford Credit North America includes the operations in the United States and Canada. Ford Credit International includes all other countries. In the Third Quarter of 2000, Ford Credit merged the Personal Financial Services segment into these segments.

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

	(in millions)
2002
Revenue (a)	$23,166.8	$3,571.1	$(3,767.8)	$22,970.1
Income (b)
Income before income taxes	1,669.9	540.9	(241.1)	1,969.7
Provision for income taxes	644.9	189.3	(102.9)	731.3
Income from continuing operations	1024.9	351.6	(141.1)	1,235.4
Other disclosures (a)
Depreciation on operating leases	7,964.5	548.1	—	8,512.6
Interest expense	7,417.5	1,501.7	(1,990.5)	6,928.7
Finance receivables (including net investment operating leases)	158,658.2	39,248.5	(71,639.5)	126,267.2
Total assets	175,973.8	41,802.7	(47,607.4)	170,169.1

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 17. SEGMENT INFORMATION — Continued

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

	(in millions)
2001
Revenue (a)	$24,524.3	$3,578.5	$(3,257.3)	$24,845.5
Income (b)
Income before income taxes	1,527.2	390.2	(421.5)	1,495.9
Provision for income taxes	569.0	136.6	(42.1)	663.5
Income from continuing operations	958.2	253.6	(380.8)	831.0
Other disclosures (a)
Depreciation on operating leases	7,966.2	496.8	1.0	8,464.0
Interest expense	8,968.3	1,752.7	(1,798.6)	8,922.4
Finance receivables (including net investment operating leases)	175,370.8	33,585.0	(63,528.5)	145,427.3
Total assets	183,278.3	34,277.0	(44,458.9)	173,096.4
2000
Revenue (a)	$21,361.1	$3,713.9	$(1,994.5)	$23,080.5
Income (b)
Income before income taxes	2,182.6	317.4	3.6	2,503.6
Provision for income taxes	813.0	111.1	4.5	928.6
Income from continuing operations	1,369.6	206.3	(33.8)	1,542.1
Other disclosures (a)
Depreciation on operating leases	7,016.9	808.3	(330.6)	7,494.6
Interest expense	8,640.3	1,594.5	(1,323.3)	8,911.5
Finance receivables (including net investment operating leases)	159,961.1	29,279.1	(30,445.6)	158,794.6
Total assets	165,301.8	31,429.1	(22,473.1)	174,257.8

(a)	Revenue and Other Disclosures — operating segments are presented on a managed asset basis (managed assets include owned and securitized receivables) for these items; therefore eliminations/reclassifications includes adjustments to reconcile to financial statement amounts.

(b)	Income — in 2001, eliminations/reclassifications largely reflects the impact of SFAS No. 133 and Revitalization Plan charges related to strategic partnering actions in Brazil, government initiatives in Argentina related to currency devaluation and consumer debt, and voluntary employee separation costs in North America. In 2000, eliminations/reclassifications largely reflects minority interest in income of consolidated subsidiaries; minority interest was acquired in the fourth quarter of 2000.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 17. SEGMENT INFORMATION — Continued

      Total revenue, income before income taxes, income from continuing operations, finance receivables, and assets identifiable with operations in the United States, Europe, and other foreign locations were as follows:

	2002	2001	2000

	(in millions)
Revenue
United States operations	$18,212.0	$20,163.9	$18,421.3
European operations	2,228.5	2,057.8	2,029.5
Other foreign operations	2,529.6	2,623.8	2,629.7

Total revenue	$22,970.1	$24,845.5	$23,080.5

Income before income taxes
United States operations	$1,244.4	$1,113.1	$2,069.4
European operations	338.4	296.9	286.2
Other foreign operations	386.9	85.9	148.0

Total income before income taxes	$1,969.7	$1,495.9	$2,503.6

Income from continuing operations
United States operations	$747.8	$720.4	$1,278.6
European operations	214.4	155.5	192.5
Other foreign operations	273.2	(44.9)	71.0

Total income from continuing operations	$1,235.4	$831.0	$1,542.1

Finance receivables at December 31 (including net investment in operating leases)
United States operations	$86,010.3	$107,908.5	$123,602.2
European operations	24,459.4	19,885.7	18,182.4
Other foreign operations	15,797.5	17,633.1	17,010.0

Total finance receivables	$126,267.2	$145,427.3	$158,794.6

Assets at December 31
United States operations	$124,544.1	$130,078.4	$133,899.7
European operations	28,667.6	25,076.6	22,268.0
Other foreign operations	16,957.4	17,941.4	18,090.1

Total assets	$170,169.1	$173,096.4	$174,257.8

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected financial data by calendar quarter were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

	(in millions)
2002
Total financing revenue	$5,074.2	$4,900.6	$4,858.0	$4,610.1	$19,442.9
Depreciation on operating leases	2,151.5	2,111.0	2,089.5	2,160.6	8,512.6
Interest expense	1,874.4	1,741.3	1,737.1	1,575.9	6,928.7
Total financing margin and revenue	1,916.5	1,877.5	1,792.3	1,942.5	7,528.8
Provision for credit losses	890.9	660.1	711.5	709.7	2,972.2
Income from continuing operations	248.8	326.1	288.2	372.3	1,235.4

2001
Total financing revenue	$5,727.3	$5,777.0	$5,610.8	$5,405.1	$22,520.2
Depreciation on operating leases	2,024.9	2,154.7	2,121.1	2,163.3	8,464.0
Interest expense	2,417.3	2,339.5	2,140.2	2,025.4	8,922.4
Total financing margin and revenue	1,879.5	1,731.9	2,017.4	1,830.3	7,459.1
Provision for credit losses	616.1	484.4	801.5	1,449.6	3,351.6
Income from continuing operations	391.6	366.4	374.2	(301.2)	831.0