Form 10-Q
period 2003-03-31
FORD MOTOR CREDIT CO
filed 2003-05-09
CIK 38009

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of May 9, 2003. No voting stock of the registrant is held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     This Report incorporates by reference Part I, Item 1 and Item 5 of Part II, Exhibit 12 and Exhibit 15 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 28

ITEM 1. FINANCIAL STATEMENTS

     The interim financial data presented herein are unaudited, but in our opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. We refer you to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K Report”). We are not presenting information relating to earnings per share because we are an indirect wholly owned subsidiary of Ford Motor Company (“Ford”). Certain amounts in prior period’s financial statements have been reclassified to conform with current period presentations.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
and of Earnings Retained for Use in the Business
For the Periods Ended March 31, 2003 and 2002
(in millions)

	First Quarter

	2003	2002

	(Unaudited)
Financing revenue
Operating leases	$2,482.4	$2,800.0
Retail	1,483.2	1,945.6
Wholesale	267.7	236.2
Other	105.0	92.4

Total financing revenue	4,338.3	5,074.2

Depreciation on operating leases	(2,141.7)	(2,151.5)
Interest expense	(1,519.3)	(1,874.4)

Net financing margin	677.3	1,048.3

Other revenue
Investment and other income related to securitizations	891.0	638.3
Insurance premiums earned	63.8	61.4
Other income	256.3	168.5

Total financing margin and revenue	1,888.4	1,916.5
Expenses
Operating expenses	597.9	582.5
Provision for credit losses	520.6	890.9
Other insurance expenses	43.2	46.6

Total expenses	1,161.7	1,520.0

Income from continuing operations before income taxes and minority interests	726.7	396.5
Provision for income taxes	284.1	147.4

Income from continuing operations before minority interests	442.6	249.1
Minority interests in net income of subsidiaries	0.5	0.3

Income from continuing operations	442.1	248.8
Income from discontinued/ held-for-sale operations	—	7.0

Net income	442.1	255.8
Earnings retained for use in the business
Beginning of period	8,794.8	8,710.8
Dividends	(1,000.0)	—

End of period	$8,236.9	$8,966.6

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(in millions)

	March 31,	December 31,	March 31,
	2003	2002	2002

	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$11,682.9	$6,800.1	$7,638.6
Investments in securities	596.6	655.1	571.8
Finance receivables, net	90,390.2	94,636.0	100,290.8
Net investment in operating leases	29,042.6	31,631.2	36,283.4
Retained interest in securitized assets	18,092.3	17,618.0	9,575.2
Notes and accounts receivable from affiliated companies	1,943.3	1,671.9	1,933.6
Derivative financial instruments	8,505.8	8,364.9	1,347.1
Assets of discontinued and held-for-sale operations	—	2,398.8	2,142.1
Other assets	5,498.0	6,393.1	5,573.5

Total assets	$165,751.7	$170,169.1	$165,356.1

Liabilities and Stockholder’s Equity
Liabilities
Accounts payable
Trade, customer deposits, and dealer reserves	$1,887.5	$1,435.8	$1,018.2
Affiliated companies	1,354.3	782.7	940.3

Total accounts payable	3,241.8	2,218.5	1,958.5
Debt	137,307.0	140,262.8	137,369.5
Deferred income taxes	5,654.9	5,409.7	4,810.6
Derivative financial instruments	721.9	772.4	2,206.2
Liabilities of discontinued and held-for-sale operations	—	820.9	793.7
Other liabilities and deferred income	5,615.4	7,115.9	5,165.5

Total liabilities	152,541.0	156,600.2	152,304.0
Minority interests in net assets of subsidiaries	17.4	18.9	18.0
Stockholder’s Equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25.0	25.0	25.0
Paid-in surplus (contributions by stockholder)	5,117.0	5,116.8	5,156.8
Accumulated other comprehensive loss	(185.6)	(386.6)	(1,114.3)
Retained earnings	8,236.9	8,794.8	8,966.6

Total stockholder’s equity	13,193.3	13,550.0	13,034.1

Total liabilities and stockholder’s equity	$165,751.7	$170,169.1	$165,356.1

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows From Continuing Operations
(in millions)

	First Quarter

	2003	2002

	(Unaudited)
Cash flows from operating activities
Income from continuing operations	$442.1	$248.8
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Provision for credit losses	520.6	890.9
Depreciation and amortization	2,576.7	2,266.6
Gain on sales of finance receivables	(232.7)	(213.1)
Increase in deferred income taxes	227.8	126.5
Decrease in other assets	686.1	436.4
Increase/(decrease) in other liabilities	351.2	(643.7)
All other operating activities	(10.4)	(81.0)

Net cash provided by operating activities	4,561.4	3,031.4
Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(12,240.3)	(12,812.9)
Collection of finance receivables (other than wholesale)	7,996.2	10,007.7
Purchase of operating lease vehicles	(2,548.1)	(5,668.7)
Liquidation of operating lease vehicles	2,616.5	4,535.8
Increase in wholesale receivables	(1,689.5)	(2,434.6)
Net change in retained interest	(1,034.2)	(689.4)
Decrease in notes receivable with affiliates	26.2	169.0
Proceeds from sale of receivables	10,965.9	15,351.3
Purchase of investment securities	(145.4)	(183.6)
Proceeds from sale/maturity of investment securities	204.0	137.7
All other investing activities	132.6	79.1

Net cash provided by investing activities	4,283.9	8,491.4
Cash flows from financing activities
Proceeds from issuance of long-term debt	3,700.9	9,315.0
Principal payments on long-term debt	(8,004.8)	(9,219.2)
Decrease in short-term debt	(147.9)	(7,592.5)
Cash dividends paid	(1,000.0)	—
Repayment of debt from discontinued operations	1,420.9	—
All other financing activities	(1.0)	699.1

Net cash used in financing activities	(4,031.9)	(6,797.6)
Effect of exchange rate changes on cash and cash equivalents	69.4	(25.9)

Net change in cash and cash equivalents	4,882.8	4,699.3
Cash and cash equivalents, beginning of period	6,800.1	2,939.3

Cash and cash equivalents, end of period	$11,682.9	$7,638.6

Supplementary cash flow information
Interest paid	$2,795.6	$2,153.5
Taxes paid	177.0	100.8

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements

Note 1. Finance Receivables, Net (in millions)

	March 31,	December 31,	March 31,
	2003	2002	2002

	(Unaudited)		(Unaudited)
Retail	$64,938.8	$70,836.5	$77,743.1
Wholesale	18,366.5	16,571.4	15,644.2
Other	9,651.3	9,840.1	9,393.9

Total finance receivables, net of unearned income	92,956.6	97,248.0	102,781.2
Less: Allowance for credit losses	(2,566.4)	(2,612.0)	(2,490.4)

Finance receivables, net	$90,390.2	$94,636.0	$100,290.8

Memo: Managed receivables (including net investment in operating leases)	$197,732.8	$197,628.3	$202,574.2

Note 2. Debt (in millions)

	March 31,	December 31,	March 31,
	2003	2002	2002

	(Unaudited)		(Unaudited)
Short-Term Debt
Commercial paper	$7,760.6	$8,179.8	$7,748.6
Ford Money Market Account	5,739.5	5,078.9	4,428.9
Other short-term debt (a)	2,645.7	2,935.1	2,826.3

Total short-term debt	16,145.8	16,193.8	15,003.8
Long-Term Debt
Unsecured senior indebtedness (b)
Notes payable within one year (c)	26,733.8	22,841.4	20,918.8
Notes payable after one year (d)	94,490.4	101,298.5	101,539.7
Unamortized discount	(63.0)	(70.9)	(92.8)

Total long-term debt	121,161.2	124,069.0	122,365.7

Total debt	$137,307.0	$140,262.8	$137,369.5

Weighted-Average Interest Rate (e)
Total short-term debt	3.87%	4.31%	4.93%
Total long-term debt	4.63	4.76	5.42
Total Debt	4.54%	4.70%	5.35%

(a)	Includes $769.3 million, $519.7 million, and $266.8 million with affiliated companies at March 31, 2003, December 31, 2002, and March 31, 2002, respectively.

(b)	Unsecured senior notes mature at various dates through 2078.

(c)	Includes $600 million, $645 million, and $495 million with affiliated companies at March 31, 2003, December 31, 2002, and March 31, 2002, respectively.

(d)	Includes $185.6 million, $208.1 million, and $877.4 million with affiliated companies at March 31, 2003, December 31, 2002, and March 31, 2002, respectively.

(e)	Average interest rates for the quarter reflect average period rates and include the effects of interest rate swap agreements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements-Continued

Note 3. Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Under FIN 46, companies are required to consolidate variable interest entities for which they are deemed to be the primary beneficiary, and disclose information about those in which they have a significant variable interest.

     Ford Credit has activities with a limited purpose trust, FCAR Owner Trust (“FCAR”), owned by a Ford Credit subsidiary and outside investors. FCAR’s activities are limited to issuance of asset-backed commercial paper and other securities and the purchase of highly rated asset-backed securities issued by Ford Credit sponsored securitization SPEs. At March 31, 2003, FCAR had gross assets of $10.7 billion and gross liabilities of $10.3 billion. Ford Credit holds a subordinated interest in FCAR that totaled about $6 million at March 31, 2003. Ford Credit also retains interests related to receivables sold to Ford Credit sponsored securitization SPEs that sell asset-backed securities to FCAR. These retained interests include subordinated securities, interest-only strip assets and restricted cash, which totaled $1.64 billion at March 31, 2003. These subordinated interests and retained interests are reflected on our balance sheet.

     FIN 46 would require consolidation of FCAR, as presently structured, in Ford Credit’s financial results. Ford Credit intends to take certain actions which will result in the consolidation of FCAR’s assets, liabilities and results into its financial statements during the second quarter of 2003. Ford Credit has been advised that consolidation of FCAR will not change the bankruptcy-remote status of FCAR or the Ford Credit sponsored securitization SPEs, and the related receivables will continue to be considered legally sold to the Ford Credit sponsored securitization SPEs. Ford Credit believes that consolidation of FCAR will not have a material adverse impact on Ford Credit’s earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs.

     In addition, Ford Credit also sells receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. FIN 46 might also require the sponsor banks to consolidate the assets and liabilities of these SPEs into their financial results or restructure these SPEs. If this occurs, the sponsor banks may increase the program fees for Ford Credit’s use of these SPEs or fail to renew their commitment to purchase additional receivables from Ford Credit. At March 31, 2003, these SPEs held about $6 billion of retail installment sale contracts previously owned by Ford Credit. Ford Credit believes it would not be required to consolidate any portion of these SPEs in its financial results. Ford Credit is continuing to evaluate the impact of FIN 46 on the bank sponsors of these SPEs and on the continued availability and costs of this program. No bank sponsors have indicated to Ford Credit any intention to terminate their SPEs or reduce their purchases of receivables as a result of FIN 46.

Note 4. Comprehensive Income (in millions)

	First Quarter

	2003	2002

	(Unaudited)	(Unaudited)
Net income	$442.1	$255.8
Other comprehensive income	200.9	95.4

Total comprehensive income	$643.0	$351.2

Other comprehensive income includes foreign currency translation adjustments, net unrealized gains and losses on investments in securities, unrealized gains and losses on derivative instruments, and unrealized gains and losses on retained interests in securitized assets.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements-Continued

Note 5. Guarantees

On November 26, 2002 the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. During the first quarter of 2003, Ford Credit issued new guarantees and indemnifications, which are included within the disclosures below. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expanded disclosure requirements.

At March 31, 2003, the following guarantees were issued and outstanding:

Guarantees of certain obligations of unconsolidated affiliates and other third parties: In some cases, Ford Credit has guaranteed debt and other financial obligations of unconsolidated affiliates and other third parties, including joint ventures and Ford. Expiration dates vary or guarantees will terminate on payment and/or cancellation of the obligation. A payment under these guarantees would be triggered by failure of the guaranteed party to fulfill its guaranteed obligations. Generally, Ford Credit is entitled to collect from the guaranteed party amounts it would have to pay pursuant to a guarantee. However, Ford Credit’s ability to collect these amounts is sometimes deferred until the third party is paid in full. The maximum potential future payment under these guarantees is approximately $81 million.

Indemnifications: In the ordinary course of business, Ford Credit executes contracts that include indemnifications typical in the industry, which are related to several types of transactions, such as debt funding, derivatives, the sale of receivables, and the sale of businesses. These indemnifications might include any of the following matters: intellectual property and privacy rights; governmental regulations and employment-related issues; dealer, supplier, and other commercial contractual relationships; financial status; tax related issues; and environmental related issues. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. Ford Credit regularly evaluates the probability of having to incur costs for others and has appropriately accrued for expected losses that are probable. Ford Credit is party to numerous indemnifications and many of these indemnities do not limit potential payments, therefore Ford Credit is unable to estimate a maximum potential amount of future payments that could result from claims made under these indemnities.

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

The following is a reconciliation of the extended service plan deferred revenue account (in millions):

2003

Beginning balance at January 1, 2003	$89
Written revenue	14
Less: Earned revenue	(10)

Ending balance at March 31, 2003	$93

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes to Financial Statements-Continued

Note 6. Segment Information (in millions)

Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International.

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

		(Unaudited)
First Quarter
2003
Revenue (a)	$5,528.0	$917.0	$(895.6)	$5,549.4
Income (b)
Income before income taxes	551.3	164.2	11.2	726.7
Provision for income taxes	223.5	57.5	3.1	284.1
Income from continuing operations	327.8	106.7	7.6	442.1
Other disclosures (a)
Depreciation on operating leases	2,007.7	133.9	0.1	2,141.7
Interest expense	1,557.4	420.9	(459.0)	1,519.3
Finance receivables (including net investment in operating leases)	156,844.4	37,788.8	(75,200.4)	119,432.8
Total assets	174,509.1	42,426.6	(51,184.0)	165,751.7

2002
Revenue (a)	$5,989.8	$868.0	$(915.4)	$5,942.4
Income (b)
Income before income taxes	279.1	100.9	16.5	396.5
Provision for income taxes	103.4	35.9	8.1	147.4
Income from continuing operations	175.7	65.0	8.1	248.8
Other disclosures (a)
Depreciation on operating leases	2,022.3	129.2	0.0	2,151.5
Interest expense	1,972.7	404.6	(502.9)	1,874.4
Finance receivables (including net investment in operating leases)	174,771.8	32,756.9	(70,954.5)	136,574.2
Total assets	186,039.2	34,141.0	(54,824.1)	165,356.1

(a)	Operating segments are presented on a managed asset basis (managed assets include owned and sold receivables) for these items; therefore eliminations/reclassifications include adjustments to reconcile to financial statement results.

(b)	Eliminations/reclassifications largely reflect the impact of SFAS No. 133.

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

     We divide our business segments based on geographic regions: Ford Credit North America and Ford Credit International. The Ford Credit North America segment includes our operations in the United States and Canada. These operations primarily offer our financing products and services to and through Ford, Lincoln, Mercury, Mazda, Jaguar, Land Rover, Volvo and Aston Martin brand dealers. The Ford Credit International segment includes all of our operations in all other countries in which we do business directly and indirectly. The Ford Credit International segment includes operations in three main regions: Europe, Asia/Pacific and Latin America. These operations offer substantially similar products and services, subject to local legal restrictions and market conditions. For a more detailed discussion of our business segments and the geographic scope of our operations, we refer you to the “Overview” section of Item 1 of our 10-K Report.

Results of Operations

First Quarter 2003 Compared with First Quarter 2002

     We earned $442 million in the first quarter of 2003, up $186 million or 73% compared with earnings of $256 million a year ago. Our consolidated pre-tax income from continuing operations in the first quarter of 2003 was $727 million, up $331 million or 84% from earnings of $396 million in the same period a year ago. The increase in pre-tax earnings primarily reflected a lower provision for credit losses and the net favorable impact of sales of receivables, offset partially by a lower amount of managed receivables.

     The primary cause of our improved results was a reduction in our provision for credit losses. Our provision for credit losses was $521 million in the first quarter of 2003, down $370 million from our provision in the first quarter of 2002, primarily reflecting two factors:

•	compared with a year ago, we own fewer receivables, which has the effect of reducing our absolute level of the allowance for credit losses and the associated provision for credit losses, and

•	a year ago we were increasing our allowance for credit losses as the economy in the United States continued to deteriorate, which caused adverse impacts on our frequency and severity of credit losses.

     Results of our operations by business segment for the first quarter of 2003 and 2002 are shown below:

	First Quarter

			2003
			Over/(Under)
	2003	2002	2002

Income before income taxes	(in millions)
Ford Credit North America	$551	$279	$272
Ford Credit International	164	101	63
Eliminations/reclassifications	12	16	(4)

Pre-tax income from continuing operations	$727	$396	$331
Provision for income taxes	(285)	(147)	(138)
Income/(loss) from discontinued/held-for-sale operations	0	7	(7)

Total net income	$442	$256	$186

     Ford Credit North America income before income taxes in the first quarter of 2003 was $551 million, up $272 million or 97% from the first quarter of 2002. This improvement primarily reflected a lower provision for credit losses for the reasons stated above and the net favorable impact of receivable sales, offset partially by a lower amount of managed receivables.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Ford Credit International income before income taxes in the first quarter of 2003 was $164 million, up $63 million or 62% from a year ago, reflecting primarily a lower provision for credit losses.

Financial Condition

Placement Volume and Financing Share

     Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	First Quarter		Full Year

	2003	2002	2002	2001	2000	1999

			(in thousands)
Worldwide
Retail installment	714	854	3,322	4,495	3,777	3,428
Operating and finance leases	135	199	775	1,050	1,228	1,065

Total financing volume	849	1,053	4,097	5,545	5,005	4,493

North America Segment
United States	472	662	2,512	3,819	3,525	3,139
Canada	42	33	212	227	210	198

Total North America Segment	514	695	2,724	4,046	3,735	3,337
International Segment
Europe	221	239	917	988	795	829
Other international	114	119	456	511	475	327

Total International Segment	335	358	1,373	1,499	1,270	1,156

Total financing volume	849	1,053	4,097	5,545	5,005	4,493

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of new Ford brand vehicles acquired by dealers in Europe:

	First Quarter		Full Year

	2003	2002	2002	2001	2000	1999

United States
Financing share — Ford, Lincoln and Mercury Retail installment and lease	35%	43%	41%	54%	51%	47%
Wholesale	82	84	84	84	84	84
Europe
Financing share — Ford Retail installment and lease	30%	34%	34%	37%	32%	33%
Wholesale	98	96	97	97	97	96

     Worldwide. Our financing contract placement volumes were 849,000 in the first quarter of 2003, down 204,000 contracts or 19% compared with a year ago. Retail installment contract volumes were 714,000, down 140,000 or 16% compared with the first quarter of 2002. Lease contract volumes were 135,000, down 64,000 contracts or 32% compared with a year ago.

     North America. Our total financing contract placement volumes were 514,000 contracts in the first quarter of 2003, down 181,000 contracts or 26% compared with a year ago. In the United States, this decline reflected the increased customer use of cash rebate marketing programs, which do not require the use of our financing products, compared with special-rate financing programs. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 35% in the first quarter of 2003, down 8 points from a year ago for the reasons discussed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     International. In the first quarter of 2003, our total financing contract placement volumes were 335,000, down 23,000 contracts or 6% compared with a year ago. This decrease primarily reflected lower fleet contract volumes in Britain, lower used and non-Ford contract volumes in Mexico and Puerto Rico, and changes to Ford’s marketing programs in various countries. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 30% in the first quarter of 2003, compared with 34% in the prior year.

Finance Receivables and Operating Leases

     Our financial condition is significantly impacted by the performance of our owned and managed finance receivables. Our owned finance receivables, net of allowance for credit losses, and net investment in operating leases, and our managed finance receivables and net investment in operating leases, are shown below. Our securitized finance receivables include receivables that we have sold in securitizations and continue to service. Our managed finance receivables include both owned and securitized receivables. Our serviced receivables, which includes our managed receivables and receivables that we have sold in whole-loan sale transactions and continue to service, are also noted:

	March 31,		December 31,

	2003	2002	2002	2001	2000	1999

			(in billions)
Outstanding Receivables, Net — Owned
Finance receivables
Retail installment	$62.7	$75.4	$68.4	$83.4	$79.9	$75.4
Wholesale	18.1	15.5	16.4	15.4	33.7	26.1
Other	9.6	9.4	9.8	9.2	8.4	7.1

Total finance receivables, net	$90.4	$100.3	$94.6	$108.0	$122.0	$108.6
Net investment in operating leases	29.0	36.3	31.6	37.5	36.8	31.5

Total owned	$119.4	$136.6	$126.2	$145.5	$158.8	$140.1

Memo: Allowance for credit losses included above	$3.1	$3.0	$3.2	$2.8	$1.6	$1.5

Outstanding Receivables — Securitized
Finance receivables
Retail installment	$49.5	$47.3	$48.9	$41.3	$26.0	$14.5
Wholesale	23.8	18.7	22.5	17.4	2.4	5.0
Other	—	—	—	—	—	—

Total finance receivables	$73.3	$66.0	$71.4	$58.7	$28.4	$19.5
Net investment in operating leases	—	—	—	—	0.1	0.1

Total securitized	$73.3	$66.0	$71.4	$58.7	$28.5	$19.6

Outstanding Receivables — Managed
Finance receivables
Retail installment	$112.2	$122.7	$117.3	$124.7	$105.9	$89.9
Wholesale	41.9	34.2	38.9	32.8	36.1	31.1
Other	9.6	9.4	9.8	9.2	8.4	7.1

Total finance receivables	$163.7	$166.3	$166.0	$166.7	$150.4	$128.1
Net investment in operating leases	29.0	36.3	31.6	37.5	36.9	31.6

Total managed	$192.7	$202.6	$197.6	$204.2	$187.3	$159.7

Outstanding Receivables - Serviced	$199.0	$202.6	$202.6	$204.2	$187.3	$159.7

     Owned Receivables. On an owned basis, finance receivables and net investment in operating leases, net of allowances for credit losses, at March 31, 2003 were $119.4 billion, down $17.2 billion or 13% from a year ago and down $6.8 billion or 5% from December 31, 2002. These decreases resulted primarily from higher sales of U.S. retail finance receivables in securitizations and whole-loan sale transactions, and lower contract placement volumes. Lower net investment in operating leases resulted from Ford’s marketing programs including Ford-sponsored special-rate retail installment financing or cash rebates, that caused leasing to be a less attractive financing alternative for our customers.

     Securitized Receivables. Total securitized receivables at March 31, 2003 were $73.3 billion, up $7.3 billion or 11% from a year ago and up $1.9 billion or 3% from December 31, 2002, reflecting primarily higher sales of retail and wholesale receivables.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Managed Receivables. Total managed receivables at March 31, 2003 were $192.7 billion, down $9.9 billion or 5% from March 31, 2002, primarily reflecting lower levels of retail installment finance receivables and net investment in operating leases, offset partially by higher wholesale finance receivables. Retail installment finance receivables were lower primarily reflecting the sale of U.S. retail finance receivables in whole-loan sale transactions. Net investment in operating leases were lower primarily because of Ford’s marketing programs.

     Serviced Receivables. Serviced receivables includes our managed receivables and receivables that we sold in whole-loan sale transactions. We continue to service the receivables sold in whole-loan sale transactions, however we retain no interest and all associated credit risk is transferred to the buyer. In March of 2003, we sold $2 billion of U.S. retail finance receivables in a whole-loan sale transaction.

Credit Loss Experience

     The following tables show actual credit losses net of recoveries, which is referred to as net credit losses, for our worldwide owned, securitized and managed portfolios, for the various categories of financing during the years indicated. The loss-to-receivables ratio, which equals net credit losses divided by the average amount of net receivables outstanding for the period, is also provided for our owned and managed portfolios.

	First Quarter		Full Year

	2003	2002	2002	2001

		(in millions)
Net Credit Losses
Owned
Retail installment and lease	$493	$569	$2,292	$2,052
Wholesale	1	9	40	33
Other	(1)	7	30	24

Total Owned	$493	$585	$2,362	$2,109

Securitized
Retail installment and lease	$192	$98	$448	$220
Wholesale	—	—	6	1
Other	—	—	—	—

Total Securitized	$192	$98	$454	$221

Managed
Retail installment and lease	$685	$667	$2,740	$2,272
Wholesale	1	9	46	34
Other	(1)	7	30	24

Total Managed	$685	$683	$2,816	$2,330

Loss-to-receivables
Owned
Retail installment and lease	2.06%	1.98%	2.04%	1.74%
Wholesale	0.01	0.23	0.25	0.12
Total including other	1.61%	1.68%	1.72%	1.36%
Managed
Retail installment and lease	1.90%	1.67%	1.73%	1.45%
Wholesale	0.01	0.11	0.13	0.10
Total including other	1.42%	1.35%	1.39%	1.20%

First Quarter 2003 Compared with First Quarter 2002

     Owned. Net credit losses for our owned portfolio were $493 million in the first quarter of 2003, down $92 million from the first quarter of 2002. Losses were lower reflecting a reduction in owned receivables because of securitizations and whole-loan sale transactions. The loss-to-receivables ratio for our owned portfolio was 1.61% in the first quarter of 2003, down from 1.68% a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Managed. Net credit losses for our managed portfolio were $685 million in the first quarter of 2003, about the same as the first quarter of 2002. The loss-to-receivables ratio for our managed portfolio was 1.42% in the first quarter of 2003, up from 1.35% a year ago, primarily reflecting increases in the loss per repossession and increases in the repossession ratio in our Ford Credit U.S. retail and lease portfolio, offset partially by the increasing wholesale receivable share of our managed portfolio which experiences a lower loss rate.

Delinquencies and Repossessions — U. S. Retail and Lease

     The following table shows credit loss, delinquency and repossession statistics for our managed Ford, Lincoln and Mercury brand U.S. retail and lease portfolio. Our ability to collect amounts owed to us on delinquent accounts from customers is substantially impacted if a customer declares bankruptcy. Therefore, when we evaluate our portfolio of delinquent accounts, we divide such accounts into delinquent accounts where the customer has declared bankruptcy and delinquent accounts where the customer has not declared bankruptcy. Delinquencies are expressed as a percent of the end-of-period accounts outstanding for both bankrupt and non-bankrupt accounts. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding during the relevant periods, defined as the repossession ratio.

	First Quarter		Full Year

	2003	2002	2002	2001

Loss-to-receivables Ratio
Owned	2.10%	1.78%	1.87%	1.61%
Managed	1.84%	1.42%	1.50%	1.31%
Repossession Statistics — Managed
Repossessions (in thousands)	51	52	199	174
Repossession ratio	3.18%	2.80%	2.89%	2.45%
Memo: Average loss per repossession	$7,355	$6,600	$6,960	$6,600

	March 31,		December 31,

	2003	2002	2002	2001

Over-60-Day Delinquency Ratio — Managed
Non-bankrupt accounts	0.41%	0.43%	0.36%	0.40%
All accounts	0.84%	0.70%	0.66%	0.65%

     In the first quarter of 2003, the owned loss-to-receivables ratio was 2.10%, up from 1.78% a year ago. The managed loss-to-receivables ratio was 1.84%, up from 1.42% a year ago, primarily reflecting increases in the repossession ratio and the average loss per repossession.

     In the first quarter of 2003, repossessions totaled about 51,000 units, down 1,000 units or 2% from a year ago. In the first quarter of 2003, our repossession ratio was 3.18%, compared with 2.80% from a year ago. In the first quarter of 2003, our average loss per repossession, which we refer to as severity, was $7,355, up $755 per unit or 11% from $6,600 a year ago, primarily reflecting a decline in used vehicle values.

     In the first quarter of 2003, the over-60-day delinquency ratio, excluding accounts where the borrower has filed for bankruptcy, was 0.41%, down from 0.43% a year ago. Including accounts where the borrower has filed for bankruptcy, the over-60-day delinquency ratio was 0.84% in 2003, up from 0.70% a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Allowance for Credit Losses

     Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables, for our owned portfolio, are shown below:

	March 31,		December 31,

	2003	2002	2002	2001	2000	1999

		(in billions)
Allowance for Credit Losses
Retail installment and lease	$2.8	$2.7	$2.9	$2.5	$1.5	$1.4
Wholesale	0.2	0.2	0.2	0.2	0.1	0.1
Other	0.1	0.1	0.1	0.1	0.0	0.0

Total allowance for credit losses	$3.1	$3.0	$3.2	$2.8	$1.6	$1.5

As a Percentage of End-of-Period Net Receivables
Retail installment and lease	3.07%	2.44%	2.88%	2.10%	1.28%	1.25%
Wholesale	1.28	1.05	1.37	1.03	0.37	0.41
Other	0.65	0.92	0.68	0.66	0.24	0.29
Total	2.60%	2.18%	2.51%	1.89%	1.03%	1.05%

     In the first quarter of 2003, our allowance for credit losses for our owned portfolio was $3.1 billion, about $100 million lower than year-end 2002 levels, reflecting a reduction in our owned receivables, which are down $6.8 billion compared with year-end 2002 levels. We consider our first quarter 2003 allowance for credit losses of $3.1 billion to be adequate to cover the probable losses on our impaired receivables and leases.

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

Retail Operating Lease Experience

     We use various statistics to monitor our residual value risk and return rate risk. Placement volume measures the number of leases we purchase each year. Termination volume is a measure of the number of vehicles for which the lease has ended in each year. Return rates are the percentage of leased vehicles that are returned at the end of the lease to us and not purchased by either the customer or the dealer. The following table shows historical placement volumes, termination volumes and return rates for Ford Credit North America, which accounts for 94% of our total net investment in operating leases at March 31, 2003:

	First Quarter		Full Year

	2003	2002	2002	2001	2000	1999

Placement Volume (in thousands)
Ford, Lincoln and Mercury Cars	19	26	104	163	205	187
Ford, Lincoln and Mercury Trucks	42	75	261	408	538	493
Jaguar, Land Rover and Volvo*	9	27	95	90	53	39
Other	2	2	9	17	23	32

Total North America	72	130	469	678	819	751

Termination Volume (in thousands)
Ford, Lincoln and Mercury Cars	50	43	169	151	154	244
Ford, Lincoln and Mercury Trucks	117	120	486	366	360	499
Jaguar, Land Rover and Volvo*	12	11	48	34	28	14
Other	5	8	34	80	87	107

Total North America	184	182	737	631	629	864

Return Rate
Ford, Lincoln and Mercury Cars	80%	62%	62%	58%	62%	70%
Ford, Lincoln and Mercury Trucks	70	67	66	66	63	71
Jaguar, Land Rover and Volvo*	53	41	44	45	51	45
Other	55	53	50	60	69	67
Total North America	71%	64%	63%	62%	63%	70%

*	We first reported placement and termination volumes for Volvo in 1999 and first reported placement volumes for Land Rover in 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Placement volumes for operating leases in the first quarter of 2003 were 72,000 units, down 58,000 units or 45% from a year ago, reflecting two key factors:

•	retail installment sale financing has become even more popular in recent periods because of Ford-sponsored special-rate retail installment financing programs, and

•	the continued decline in used vehicle prices, which makes leasing less financially attractive.

     In the first quarter of 2003, termination volumes were 184,000 units, up slightly from a year ago. Return rates increased to 71%, up from 64% a year ago, largely related to Ford-sponsored early lease termination programs and high cash incentives on new vehicles offered by Ford and competitors, which encouraged our lease customers to terminate their leases earlier than originally scheduled.

Credit Ratings

     Our credit ratings are unchanged from those reported in our 10-K Report.

     On March 7, 2003, Moody’s Investors Service (Moody’s) affirmed its long- and short-term debt ratings on us at A3 and Prime-2, respectively. Moody’s stated that the outlook for the long-term ratings remains negative.

     On March 7, 2003, Standard & Poor’s Ratings Services (S&P) affirmed its long-term debt ratings on us at ‘BBB’, with a negative outlook. It affirmed the short-term debt ratings of us at A2, with a negative outlook. On April 9, 2003, S&P reaffirmed these credit ratings.

     On April 28, 2003, Fitch, Inc (Fitch) affirmed its long- and short-term debt ratings on us at ‘BBB+’ and F2, respectively, with a negative outlook.

     The following chart summarizes our credit ratings and the outlook assigned by the rating agencies as of April 28, 2003:

	Short-term	Long-term
	Debt	Debt	Outlook

Fitch	F2	BBB+	Negative
Moody’s	Prime-2	A3	Negative
S&P	A-2	BBB	Negative

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Funding

     Debt and Securitized Funding. Our funding strategy continues to be focused on improving liquidity and sustaining diverse and competitive funding sources. Our outstanding debt and securitized funding were as follows on the dates indicated:

	March 31,		December 31,

	2003	2002	2002	2001	2000	1999

	(in billions)
Debt
Commercial paper	$7.8	$7.8	$8.2	$15.7	$42.3	$43.1
Ford Money Market Account	5.7	4.4	5.1	4.0	3.7	2.8
Other short-term debt	2.6	2.8	2.9	2.9	3.9	3.9

Short-term debt	16.1	15.0	16.2	22.6	49.9	49.8
Long-term debt (including notes payable within one year)	121.2	122.4	124.1	123.2	95.7	82.3

Total debt	$137.3	$137.4	$140.3	$145.8	$145.6	$132.1
Securitized funding
Servicing portfolio	$73.3	$66.0	$71.4	$58.7	$28.4	$19.5
Retained interest	(18.1)	(9.6)	(17.6)	(12.5)	(3.7)	(3.5)

Total securitized funding	55.2	56.4	53.8	46.2	24.7	16.0

Total debt plus securitized funding	$192.5	$193.8	$194.1	$192.0	$170.3	$148.1

Back-up credit facilities
Ford Credit	$8.8	$9.6	$8.6	$9.0	$20.0	$18.5
FCE	5.2	4.4	5.3	4.6	4.7	4.9
Bank lines shared with Ford	7.1	8.0	7.2	8.1	8.1	8.3
Asset-backed commercial paper lines	13.6	12.5	13.6	12.5	1.4	1.4

Total back-up facilities	34.7	34.5	34.7	34.2	34.2	33.1
Drawn amounts	(0.8)	(1.1)	(0.9)	(0.7)	(0.9)	(0.8)

Total available back-up facilities	$33.9	$33.4	$33.8	$33.5	$33.3	$32.3

Memo:
Additional available funding through bank-sponsored asset-backed commercial paper issuers	$7.3	$7.3	$7.3	$6.8	—	—

	March 31,		December 31,

	2003	2002	2002	2001	2000	1999

Ratios
Commercial paper coverage	>100%	>100%	>100%	>100%	57%	54%
Short-term debt and notes payable within one year to total debt	31	26	28	30	43	52
Short-term debt and notes payable within one year to total capitalization	29	24	25	28	40	48

     At March 31, 2003, our commercial paper balance was $7.8 billion, down $400 million from year-end 2002 levels. Total long-term debt at March 31, 2003 was $121.2 billion, compared with $122.4 billion a year ago. The decrease in our long-term debt reflects our funding strategy to improve our liquidity through securitization.

     At March 31, 2003, our total debt was $137.3 billion, down $100 million from a year ago, while debt plus securitized funding totaled $192.5 billion, down $1.3 billion compared with a year ago, reflecting lower asset levels which reduces our funding needs.

     At March 31, 2003, the ratio of our short-term debt and notes payable within one year to total capitalization was 29% compared with 24% a year ago. This increase reflects large debt maturities in the first quarter of 2003, which are now classified as notes payable within one year, and increases in the Ford Money Market Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     Funding Proceeds. During the first quarter of 2003, we issued $3.7 billion of long-term debt with maturities of one to thirty years. These issuances included $1.6 billion of Eurodollar bonds, $900 million under our Continuously Offered Bonds for Retail Accounts program and $1.2 billion in other transactions denominated in various currencies, including $300 million under our Term Bonds in Retail Distribution (TBIRD) program in Canada. In addition, we realized $9.0 billion in proceeds from sales of receivables in securitizations.

Liquidity

     Cash and Cash Equivalents. At March 31, 2003, our cash and cash equivalents totaled $11.7 billion. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. We refer to this excess funding as “overborrowings”. Of the $11.7 billion of cash and cash equivalents, $10.2 billion represented these overborrowings.

     Whole-Loan Sale Transactions. During the first quarter of 2003, we sold $2 billion of retail finance receivables in a whole-loan sale transaction.

Leverage

     The following table illustrates the calculation of our financial statement leverage:

	March 31,		December 31,

	2003	2002	2002	2001	2000	1999

			(in billions)
Total debt	$137.3	$137.4	$140.3	$145.8	$145.6	$132.1
Total stockholder’s equity	13.2	13.1	13.6	12.0	12.2	10.9
Debt-to-equity ratio (to 1)	10.4	10.5	10.3	12.2	11.9	12.1

     At March 31, 2003, our financial statement leverage was 10.4 to 1 compared with 10.5 to 1 a year ago. This decrease in leverage resulted primarily from our improved earnings and a reduction in receivables.

     The following table illustrates the calculation of our managed leverage:

	March 31,		December 31,

	2003	2002	2002	2001	2000	1999

			(in billions)
Total debt	$137.3	$137.4	$140.3	$145.8	$145.6	$132.1
Total securitized receivables outstanding	73.3	66.0	71.4	58.7	28.4	19.5
Retained interest in securitized receivables	(18.1)	(9.6)	(17.6)	(12.5)	(3.7)	(3.5)
Adjustments for cash and cash equivalents	(11.7)	(7.6)	(6.8)	(2.9)	(1.1)	(0.9)
Adjustments for SFAS No. 133	(6.1)	(1.6)	(6.2)	(2.1)	—	—

Adjusted debt	$174.7	$184.6	$181.1	$187.0	$169.2	$147.2

Total stockholder’s equity	$13.2	$13.1	$13.6	$12.0	$12.2	$10.9
Adjustment for SFAS No. 133	0.5	0.4	0.5	0.6	—	—
Adjustment for minority interest	*	*	*	*	*	0.4

Adjusted equity	$13.7	$13.5	$14.1	$12.6	$12.2	$11.3

Managed debt-to-equity ratio (to 1)	12.8	13.7	12.8	14.8	13.9	13.0

*	Less than $50 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Sales of Receivables, Securitization and Off-Balance Sheet Arrangements

Sales of Receivables Activity

     The following table illustrates our worldwide receivables sales activity in both securitizations and whole-loan sale transactions for the periods indicated:

	Types of Receivables

	First Quarter 2003		First Quarter 2002

	Retail	Wholesale	Total	Retail	Wholesale	Total

			(in billions)
Net Proceeds from Receivable Sales
Retail securitization North America Segment (excluding Triad)	$5.7	$—	$5.7	$9.2	$—	$9.2
Triad	0.9	—	0.9	—	—	—
International Segment	0.8	—	0.8	0.9	—	0.9

Total retail securitization	$7.4	$—	$7.4	$10.1	$—	$10.1
Wholesale securitization	—	—	—	—	—	—
Motown NotesSM program	—	1.0	1.0	—	4.3	4.3
FCAR	—	—	—	1.0	—	1.0
Bank-sponsored commercial paper issuers	0.6	—	0.6	—	—	—

Net proceeds from securitizations	$8.0	$1.0	$9.0	$11.1	$4.3	$15.4
Whole-loan sales	2.0	—	2.0	—	—	—

Total net proceeds	$10.0	$1.0	$11.0	$11.1	$4.3	$15.4
Retained interest and other	0.6	(1.0)	(0.4)	0.3	(4.3)	(4.0)

Total receivables sold	$10.6	$0.0	$10.6	$11.4	$0.0	$11.4
Prior period sold receivables, net of paydown activity	45.2	23.8	69.0	36.0	18.6	54.6

Total sold receivables outstanding at March 31,	$55.8	$23.8	$79.6	$47.4	$18.6	$66.0

     Our worldwide proceeds from the sale of retail and wholesale finance receivables through securitizations and whole-loan sales are shown below for the periods indicated:

	First Quarter		Full Year

	2003	2002	2002	2001	2000	1999

			(in billions)
Retail	$8.0	$11.1	$31.6	$32.0	$19.2	$9.4
Wholesale	1.0	4.3	4.8	8.8	0.3	0.5

Net proceeds from securitizations	$9.0	$15.4	$36.4	$40.8	$19.5	$9.9
Whole-loan	2.0	—	4.9	—	—	—

Total Net Proceeds	$11.0	$15.4	$41.3	$40.8	$19.5	$9.9

     The total proceeds from receivable sales in the first quarter of 2003 was $11 billion, down $4.4 billion from a year ago. While receivables sale proceeds are lower than a year ago, we have expanded our securitization activity to include some of our foreign affiliates and foreign branches of FCE.

     In the first quarter of 2003, proceeds from securitizations totaled $9 billion, including $5.7 billion from securitization of U.S. retail installment sale contracts, $1 billion from the Motown NotesSM program, $900 million from the sale of retail installment sale contracts by Triad, $500 million from the sale of retail installment sale contracts in Japan and $350 million related to the top-up of revolving retail transactions in Europe.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

     The following table summarizes the activity related to the sales of receivables reported in investment and other income for the periods indicated:

	First Quarter		Full-Year

	2003	2002	2002	2001	2000	1999

	(in millions)
Net gain on sales of receivables	$233	$213	$529	$412	$14	$83
Servicing fees	197	158	700	456	190	136
Interest income from retained securities	210	152	606	379	152	173
Excess spread and other	251	115	775	186	201	41

Total investment and other income related to sales of receivables	$891	$638	$2,610	$1,433	$557	$433

     The net impact of sales of receivables on our results includes income effects in addition to the investment and other income related to sales of receivables reported in our income statement. This impact will vary depending on the type of receivable sold, the type of sale transaction used and the timing of our sales in the current year and the preceding two-to-three year period, as well as the interest rate environment at the time the finance receivables were originated and sold. Securitizations reduce our financing margins in the year the receivables are sold as well as in future years. The following table shows the calculations and amounts our management uses to analyze the net pre-tax impact of receivables sales in securitizations and whole-loan sale transactions on our earnings on a managed basis for the periods indicated:

	First Quarter		Full-Year

	2003	2002	2002	2001	2000	1999

	(in millions)
Total investment and other income related to sales of receivables	$891	$638	$2,610	$1,433	$557	$433
Impact of securitizations on net financing margin on a managed basis Relevant period securitizations	$(122)	$(107)	$(968)	$(1,059)	$(243)	$(218)
Securitizations prior to the relevant period	(783)	(644)	(1,967)	(611)	(521)	(158)

Total impact of securitizations on net financing margin	$(905)	$(751)	$(2,935)	$(1,670)	$(764)	$(376)

Pre-tax impact of receivables sales on a managed Basis	$(14)	$(113)	$(325)	$(237)	$(207)	$57

Memo:
Receivables sold	$10,582	$11,566	$40,712	$52,533	$21,618	$12,910
Servicing portfolio as of period-end	79,609	66,029	76,346	58,748	28,366	19,471
Pre-tax gain per dollar of retail receivables sold	2.2%	1.8%	1.4%	1.2%	0.1%	0.6%

     The net impact of securitization on net financing margins on a managed basis was calculated on a basis using a borrowing cost equal to the actual financing rate paid to securitization investors, which was significantly lower than our average borrowing cost for unsecured debt for the periods presented. If calculated on a basis using our average borrowing cost for unsecured debt, the reduction in financing margin from securitizations would be significantly lower and the pre-tax impact of receivables sales would be significantly higher than the amounts shown.

Outlook

     We continue to expect our income in 2003 to be about the same as in 2002. Our first quarter 2003 results reflected, in part, an acceleration of planned sales of receivables to take advantage of favorable market conditions. We expect net gains on sales of receivables will be lower in the second quarter of 2003.

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

Automotive Related:

•	Greater price competition in the United States and Europe resulting from currency fluctuations, industry overcapacity or other factors;

•	Significant decline in automotive industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Work stoppages at key Ford or supplier facilities or other interruptions of supplies;

•	Discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

•	Increased safety, emissions, fuel economy or other regulations resulting in higher costs and/or sales restrictions;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	Market shift from truck sales in the United States;

•	Reduced availability of or higher prices for fuel;

•	Increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war or measures taken by governments in response thereto that negatively affect the travel industry;

•	Changes in Ford’s requirements under long-term supply arrangements under which Ford is obligated to purchase minimum quantities or pay minimum amounts;

•	Change in the nature or mix of automotive marketing programs and incentives;

Ford Credit Related:

•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

•	Higher-than-expected credit losses;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values and higher-than-expected lease return rates;

•	New or increased credit, consumer protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s marketing programs that de-emphasize financing incentives, which could result in a decline in our share of financing Ford vehicles;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

General:

•	Ford’s or our inability to implement the Revitalization Plan;

•	A further credit rating downgrade;

•	Major capital market disruptions that could prevent Ford or us from having access to the capital markets or that would limit our liquidity;

•	Availability of securitization as a source of funding;

•	Labor or other constraints on Ford’s or our ability to restructure Ford’s or our business;

•	Worse-than-assumed economic and demographic experience for our post-retirement benefit plans (e. g., investment returns, interest rates, health care trends, benefit improvements);

•	Economic difficulties in South America or Asia; and

•	Currency, commodity or interest rate fluctuations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In our 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. To provide a quantitative measure of the sensitivity of our earnings to changes in interest rates, we use an interest rate scenario that assumes a hypothetical, instantaneous increase in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. The difference in pre-tax earnings between these scenarios over a one-year horizon represents an estimate of the sensitivity of our pre-tax earnings over the following year. Under this model, we estimate that at March 31, 2003, all else constant, such an increase in interest rates would reduce our pre-tax earnings by approximately $134 million over the next twelve months, compared with $153 million at December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this Report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is:

•	recorded;

•	processed;

•	summarized; and

•	reported;

in each case, within the time periods specified by the SEC’s rules and regulations.

     Changes in internal controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report.

ITEM 2. CHANGES IN SECURITIES

     Not required.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

     Not required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not required.

ITEM 5. OTHER INFORMATION

     You can find additional information about Ford’s operating results, material litigation and regulation in Part I and Item 1 and Item 5 of Part II of Ford’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which has been included as an exhibit to this Report and is incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: please refer to Exhibit Index on page 28

     (b)  Reports on Form 8-K during the quarter ended March 31, 2003:

DATE OF REPORT	ITEM	FINANCIAL STATEMENTS FILED

January 3, 2003	Item 5 — Other Events	None
January 10, 2003	Item 5 — Other Events	None
January 21, 2003	Item 5 — Other Events	News Release dated January 21, 2003 of Ford Motor Credit Company with attachment and news release dated January 21, 2003 of Ford Motor Company with attachments.
February 3, 2003	Item 5 — Other Events	None
March 3, 2003	Item 5 — Other Events	None
March 13, 2003	Item 5 — Other Events	None
April 1, 2003	Item 5 — Other Events	None
April 16, 2003	Item 5 — Other Events	News Release dated April 16, 2003 of Ford Motor Credit Company with attachment and news release dated April 16, 2003 of Ford Motor Company with attachments

SIGNATURE

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized officers and directors.

FORD MOTOR CREDIT COMPANY

By /s/ David P. Cosper

David P. Cosper Executive Vice President, Chief Financial Officer and Treasurer

Date: May 9, 2003

CERTIFICATIONS

I, David P. Cosper, certify that:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By /s/ DAVID P. COSPER

David P. Cosper
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By /s/ GREGORY C. SMITH

Gregory C. Smith,
Chairman of the Board,
Chief Executive Officer and President

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of
Ford Motor Credit Company:

     We have reviewed the accompanying condensed consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of March 31, 2003 and 2002, and the related condensed consolidated statements of income and of earnings retained for use in the business and cash flows for each of the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Ford Motor Credit Company’s management.

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

     We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report dated January 17, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan
April 16, 2003

FORD MOTOR CREDIT COMPANY
EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report
Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated , 2003, relating to Financial Information	Filed with this Report
Exhibit 99.1	Part I, Item 1 and Item 5 of Part II, Exhibit 12 and Exhibit 15 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.	Filed with this Report
Exhibit 99.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report
Exhibit 99.3	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report