Form 10-Q
period 2003-06-30
FORD MOTOR CREDIT CO
filed 2003-08-05
CIK 38009

Ford Confidential
Draft 7.4
07/31/2003

Ford Motor Credit Company

QUARTERLY REPORT
ON FORM 10-Q

for the quarter ended
June 30, 2003

Filed pursuant to Section 13
of the Securities Exchange Act of 1934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file numbers 1-6368

FORD MOTOR CREDIT COMPANY
————————————————————
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

Yes ☐ No ☒.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of August 1, 2003. No voting stock of the registrant is held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     This Report incorporates by reference Part I, Item 1 and Item 5 of Part II, Exhibit 12 and Exhibit 15 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

     The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form in reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 31

ITEM 1. FINANCIAL STATEMENTS

     The interim financial data presented herein are unaudited, but in our opinion present in all material respects the results of our operations and financial condition for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. We refer you to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K Report”). We are not presenting information relating to earnings per share because we are an indirect wholly-owned subsidiary of Ford Motor Company (“Ford”). Certain amounts in prior period’s financial statements have been reclassified to conform to current period presentations.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
and of Earnings Retained for Use in the Business
For the Periods Ended June 30, 2003 and 2002
(in millions)

	Second Quarter		First Half

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$2,292.5	$2,695.4	$4,774.9	$5,495.4
Retail	1,522.3	1,902.3	3,005.5	3,847.9
Wholesale	292.1	215.2	559.8	451.4
Other	90.0	87.7	195.0	180.1

Total financing revenue	4,196.9	4,900.6	8,535.2	9,974.8
Depreciation on operating leases	(1,843.9)	(2,111.0)	(3,985.6)	(4,262.5)
Interest expense	(1,478.2)	(1,741.3)	(2,997.5)	(3,615.7)

Net financing margin	874.8	1,048.3	1,552.1	2,096.6
Other revenue
Investment and other income related to sales of receivables	672.1	519.1	1,563.1	1,157.4
Insurance premiums earned	61.6	66.7	125.4	128.1
Other income	251.3	243.4	507.6	411.9

Total financing margin and revenue	1,859.8	1,877.5	3,748.2	3,794.0
Expenses
Operating expenses	560.5	619.4	1,158.4	1,201.9
Provision for credit losses	542.8	660.1	1,063.4	1,551.0
Other insurance expenses	95.2	79.0	138.4	125.6

Total expenses	1,198.5	1,358.5	2,360.2	2,878.5

Income before income taxes	661.3	519.0	1,388.0	915.5
Provision for income taxes	258.6	192.7	542.7	340.1

Income before minority interests	402.7	326.3	845.3	575.4
Minority interests in net income of subsidiaries	2.3	0.2	2.8	0.5

Income from continuing operations	400.4	326.1	842.5	574.9

Income from discontinued operations	—	4.0	—	11.0

Net income	400.4	330.1	842.5	585.9
Earnings retained for use in the business
Beginning of period	8,236.9	8,966.6	8,794.8	8,710.8
Dividends	(900.0)	—	(1,900.0)	—

End of period	$7,737.3	$9,296.7	$7,737.3	$9,296.7

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(in millions)

	June 30,	December 31,	June 30,
	2003	2002	2002

	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$9,672.5	$6,800.1	$4,234.0
Investments in securities	597.2	655.1	577.8
Finance receivables, net	106,873.7	94,636.0	106,109.4
Net investment in operating leases	26,919.3	31,631.2	35,476.8
Retained interest in securitized assets	14,530.4	17,618.0	11,514.7
Notes and accounts receivable from affiliated companies	1,492.0	1,671.9	1,771.6
Derivative financial instruments	9,840.0	8,364.9	4,643.8
Assets of discontinued and held-for-sale operations	—	2,398.8	2,514.2
Other assets	5,074.4	6,393.1	5,724.9

Total assets	$174,999.5	$170,169.1	$172,567.2

Liabilities and Stockholder’s Equity
Liabilities
Accounts payable
Trade, customer deposits, and dealer reserves	$1,922.3	$1,435.8	$2,033.9
Affiliated companies	1,253.4	782.7	1,366.3

Total accounts payable	3,175.7	2,218.5	3,400.2
Debt	146,194.0	140,262.8	142,084.3
Deferred income taxes	5,818.9	5,409.7	5,021.9
Derivative financial instruments	901.1	772.4	1,495.6
Liabilities of discontinued and held-for-sale operations	—	820.9	882.4
Other liabilities and deferred income	6,002.8	7,115.9	5,964.1

Total liabilities	162,092.5	156,600.2	158,848.5
Minority interests in net assets of subsidiaries	19.6	18.9	18.3
Stockholder’s Equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25.0	25.0	25.0
Paid-in surplus (contributions by stockholder)	5,117.0	5,116.8	5,156.8
Accumulated other comprehensive gain/(loss)	8.1	(386.6)	(778.1)
Retained earnings	7,737.3	8,794.8	9,296.7

Total stockholder’s equity	12,887.4	13,550.0	13,700.4

Total liabilities and stockholder’s equity	$174,999.5	$170,169.1	$172,567.2

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Periods Ended June 30, 2003 and 2002
(in millions)

	First Half

	2003	2002

	(Unaudited)
Cash flows from operating activities
Income from continuing operations	$842.5	$574.9
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Provision for credit losses	1,063.4	1,551.0
Depreciation and amortization	4,185.2	4,473.7
Gain on sales of finance receivables	(283.8)	(231.0)
Increase in deferred income taxes	329.2	337.7
Decrease/(increase) in other assets	1,204.3	(111.4)
Increase in other liabilities	260.4	1,195.4
All other operating activities	41.4	(195.9)

Net cash provided by operating activities	7,642.6	7,594.4

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(20,735.4)	(26,378.9)
Collection of finance receivables (other than wholesale)	11,989.5	18,803.7
Purchase of operating lease vehicles	(5,370.5)	(10,356.8)
Liquidation of operating lease vehicles	6,405.1	8,113.1
Increase in wholesale receivables	(3,209.7)	(5,924.7)
Net change in retained interests	407.8	(1,592.1)
Decrease in notes receivable with affiliates	360.0	92.0
Proceeds from sales of receivables	13,573.2	19,430.4
Purchase of investment securities	(314.1)	(317.9)
Proceeds from sale/maturity of investment securities	372.0	266.0
All other investing activities	100.1	196.8

Net cash provided by investing activities	3,578.0	2,331.6

Cash flows from financing activities
Proceeds from issuance of long-term debt	7,265.5	10,718.1
Principal payments on long-term debt	(18,167.0)	(12,583.1)
Increase/(decrease) in short-term debt	2,827.4	(7,682.3)
Cash dividends paid	(1,900.0)	—
Proceeds from debt repayments related to discontinued operations	1,420.9	—
All other financing activities	0.2	699.1

Net cash used by financing activities	(8,553.0)	(8,848.2)

Effect of exchange rate changes on cash and cash equivalents	204.8	216.9

Net change in cash and cash equivalents	2,872.4	1,294.7
Cash and cash equivalents, beginning of period	6,800.1	2,939.3

Cash and cash equivalents, end of period	$9,672.5	$4,234.0

Supplementary cash flow information
Interest paid	$3,319.5	$3,454.7
Taxes paid	75.7	155.5

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements

Note 1. Finance Receivables, Net (in millions)

	June 30,	December 31,	June 30,
	2003	2002	2002

	(Unaudited)		(Unaudited)

Retail (a)	$79,191.4	$70,836.5	$81,210.1
Wholesale	20,904.3	16,571.4	16,708.3
Other	9,521.4	9,840.1	10,794.8

Total finance receivables, net of unearned income	109,617.1	97,248.0	108,713.2
Less: Allowance for credit losses	(2,743.4)	(2,612.0)	(2,603.8)

Finance receivables, net	$106,873.7	$94,636.0	$106,109.4

Memo: Managed receivables (including net investment in operating leases)	$189,805.0	$197,628.3	$207,286.2

(a)	Includes about $12 billion of retail receivables that are restricted for the repayment of asset-backed commercial paper issued by FCAR Owner Trust (“FCAR”) and other securitization investors at June 30, 2003. These receivables are available only to pay FCAR and other investors and participants and are not available to pay the obligations of Ford Credit or the claims of Ford Credit’s creditors.

Note 2. Debt (in millions)

	June 30,	December 31,	June 30,
	2003	2002	2002

	(Unaudited)		(Unaudited)
Short-Term Debt
Commercial paper	$8,450.6	$8,179.8	$8,328.0
Asset-backed commercial paper (a)	11,264.0	—	—
Ford Money Market Account	6,282.2	5,078.9	4,677.8
Other short-term debt (b)	3,177.1	2,935.1	2,573.6

Total short-term debt	29,173.9	16,193.8	15,579.4

Long-Term Debt
Unsecured senior indebtedness (c)
Notes payable within one year (d)	20,510.7	22,841.4	26,684.0
Notes payable after one year (e)	96,571.6	101,298.5	99,902.0
Unamortized discount	(62.2)	(70.9)	(81.1)

Total long-term debt	117,020.1	124,069.0	126,504.9

Total debt	$146,194.0	$140,262.8	$142,084.3

Weighted-Average Interest Rate (f)
Total short-term debt	2.74%	4.31%	4.99%
Total long-term debt	4.62%	4.76%	5.14%
Total Debt	4.27%	4.70%	5.13%

(a)	Amounts represent asset-backed commercial paper issued by FCAR which is payable solely out of collections on the receivables supporting FCAR’s assets and is not the legal obligation of Ford Credit.

(b)	Includes $894.6 million, $519.7 million, and $638 million with affiliated companies at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

(c)	Unsecured senior notes mature at various dates through 2078.

(d)	Includes $400 million, $645 million, and $295 million with affiliated companies at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

(e)	Includes $164 million, $208.1 million, and $668.2 million with affiliated companies at June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

(f)	Average interest rates for the quarter reflect average period rates and include the effects of interest rate swap agreements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements-Continued

Note 3. FCAR Owner Trust

     Ford Credit uses a special purpose trust, FCAR, as a source of funds for its operations. FCAR’s activities are limited to issuing asset-backed commercial paper and other securities and buying highly rated asset-backed securities issued by securitization special purpose entities (“SPEs”) sponsored by Ford Credit.

     In the second quarter of 2003, Ford Credit purchased a portion of equity interests in FCAR from unaffiliated parties for $175 million. As a result of this transaction, FCAR’s assets, liabilities and results of operations were consolidated into Ford Credit’s financial statements. In addition, the accounting consolidation of FCAR also caused certain of the Ford Credit sponsored securitization SPEs that sell asset-backed securities to FCAR to lose their status as qualifying SPEs under the Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Consequently, the receivables previously sold by us to these SPEs were deemed to be reacquired by us in accordance with SFAS No. 140 requirements and are now reported on-balance sheet at fair value. Following the accounting consolidation of FCAR, most sales of receivables to Ford Credit sponsored SPEs that sell asset-back securities to FCAR will not qualify as an accounting sale and will be reported on-balance sheet.

     The accounting consolidation of FCAR and related securitization SPEs did not change the bankruptcy-remote status of FCAR or the Ford Credit sponsored securitization SPEs. The accounting consolidation did not have a material impact on Ford Credit’s earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs. No gain or loss was recorded upon consolidation.

     At June 30, 2003, about $12 billion of retail installment receivables reported on Ford Credit’s balance sheet have been sold for legal purposes to Ford Credit sponsored SPEs that sell asset-backed securities to FCAR and are available only to pay securitization investors and other participants and are not available to pay the obligations of Ford Credit or the claims of Ford Credit’s creditors. These finance receivables supported $11.3 billion of asset-backed commercial paper issued by FCAR, which is payable solely out of collections on these receivables and is not the legal obligation of Ford Credit.

Note 4. Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies accounting guidance on consolidation. A Variable Interest Entity (“VIE”) does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures regarding significant relationships with VIEs, whether or not consolidated.

     Ford Credit has identified FCAR as a VIE. As discussed in Note 3, Ford Credit purchased a portion of equity interests in FCAR from unaffiliated parties, which resulted in the accounting consolidation of FCAR in the second quarter of 2003.

     In addition, Ford Credit sells receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. FIN 46 might require the sponsor banks to consolidate the assets and liabilities of these SPEs into their financial results or restructure these SPEs. At June 30, 2003, these SPEs held about $6 billion of retail installment sale contracts previously owned by Ford Credit. Ford Credit believes it will not be required to consolidate any portion of these SPEs in its financial results under FIN 46. Also, none of the bank sponsors have indicated to Ford Credit any intention to terminate their SPEs or reduce their purchases of receivables as a result of FIN 46.

     Ford Credit has also reviewed its joint ventures arrangements and have determined that three are VIEs. Ford Credit is continuing to analyze these joint ventures to determine if it is the primary beneficiary. Consolidation of these entities would not materially impact Ford Credit’s financial statements.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements-Continued

Note 5. Comprehensive Income (in millions)

	Second Quarter		First Half

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Net income	$400.4	$330.1	$842.5	$585.9
Other comprehensive income	193.8	336.2	394.7	431.6

Total comprehensive income	$594.2	$666.3	$1,237.2	$1,017.5

Other comprehensive income includes foreign currency translation adjustments, net unrealized gains and losses on investments in securities, unrealized gains and losses on certain derivative instruments, and unrealized gains and losses or retained interests in securitized assets.

Note 6. Guarantees

     On November 26, 2002 the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. During 2003, Ford Credit issued new guarantees and indemnifications, which are included in the disclosures below and are recorded in the financial statements at amounts which were not material. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expanded disclosure requirements.

     At June 30, 2003, the following guarantees were issued and outstanding:

     Guarantees of certain obligations of unconsolidated affiliates and other third parties: In some cases, Ford Credit has guaranteed debt and other financial obligations of unconsolidated affiliates and other third parties, including joint ventures and Ford. Expiration dates vary or guarantees will terminate on payment and/or cancellation of the obligation. A payment under these guarantees would be triggered by failure of the guaranteed party to fulfill its guaranteed obligations. Generally, Ford Credit is entitled to collect from the guaranteed party amounts it would have to pay pursuant to a guarantee. However, Ford Credit’s ability to collect these amounts is sometimes deferred until the third party is paid in full. The maximum potential future payment under these guarantees is approximately $184 million.

     Indemnifications: In the ordinary course of business, Ford Credit executes contracts that include indemnifications typical in the industry, which are related to several types of transactions, such as debt funding, derivatives, the sale of receivables, and the sale of businesses. These indemnifications might include any of the following matters: intellectual property and privacy rights; governmental regulations and employment-related issues; dealer, supplier, and other commercial contractual relationships; financial status; tax related issues; securities laws; and environmental related issues. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. Ford Credit regularly evaluates the probability of having to incur costs for others and has appropriately accrued for expected losses that are probable. Ford Credit is party to numerous indemnifications and many of these indemnities do not limit potential payments; therefore Ford Credit is unable to estimate a maximum potential amount of future payments that could result from claims made under these indemnities.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements-Continued

Note 7. Segment Information (in millions)

Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International.

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassifications	Statements

	(Unaudited)
Second Quarter
2003
Revenue (a)	$5,093.2	$910.6	$(821.9)	$5,181.9
Income (b)
Income before income taxes	401.8	168.3	91.2	661.3
Provision for income taxes	173.8	58.9	25.9	258.6
Net income	228.0	109.4	63.0	400.4
Other disclosures (a)
Depreciation on operating leases	1,702.0	142.0	(0.1)	1,843.9
Interest expense	1,511.1	400.9	(433.8)	1,478.2
2002
Revenue (a)	$5,837.0	$927.0	$(1,034.2)	$5,729.8
Income (b)
Income before income taxes	381.6	158.5	(21.1)	519.0
Provision for income taxes	146.3	55.5	(9.1)	192.7
Net income	235.3	103.0	(8.2)	330.1
Other disclosures (a)
Depreciation on operating leases	1,983.3	127.7	—	2,111.0
Interest expense	1,955.4	382.0	(596.1)	1,741.3

(a)	Operating segments are presented on a managed asset basis (managed assets include on-balance sheet receivables and securitized off-balance sheet receivables) for these items; therefore eliminations/reclassifications include adjustments to reconcile to financial statement results.

(b)	Eliminations/reclassifications largely reflect the impact of SFAS No. 133.

ITEM 1. FINANCIAL STATEMENTS — Continued

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
Notes To Financial Statements-Continued

Note 7. Segment Information (in millions)- continued

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Reclassification	Statements

	(Unaudited)
First Half
2003
Revenue (a)	$10,621.2	$1,827.6	$(1,717.5)	$10,731.3
Income (b)
Income before income taxes	953.1	332.5	102.4	1,388.0
Provision for income taxes	397.3	116.4	29.0	542.7
Net income	555.8	216.1	70.6	842.5
Other disclosures (a)
Depreciation on operating leases	3,709.7	275.9	—	3,985.6
Interest expense	3,068.5	821.8	(892.8)	2,997.5
Finance receivables (including net investment in operating leases)	153,291.8	38,853.9	(58,352.7)	133,793.0
Total assets	169,877.6	42,105.4	(36,983.5)	174,999.5
2002
Revenue (a)	$11,826.8	$1,795.0	$(1,949.6)	$11,672.2
Income (b)
Income before income taxes	660.7	259.4	(4.6)	915.5
Provision for income taxes	249.7	91.4	(1.0)	340.1
Net income	411.0	168.0	6.9	585.9
Other disclosures (a)
Depreciation on operating leases	4,005.6	256.9	—	4,262.5
Interest expense	3,928.1	786.6	(1,099.0)	3,615.7
Finance receivables (including net investment in operating leases)	173,506.1	36,061.6	(67,981.5)	141,586.2
Total assets	185,981.8	37,347.1	(50,761.7)	172,567.2

(a)	Operating segments are presented on a managed asset basis (managed assets include on-balance sheet receivables and securitized off-balance sheet receivables) for these items; therefore eliminations/reclassifications include adjustments to reconcile to financial statement results.

(b)	Eliminations/reclassifications largely reflect the impact of SFAS No. 133.

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

     We divide our business segments based on geographic regions: Ford Credit North America and Ford Credit International. The Ford Credit North America segment includes our operations in the United States and Canada. These operations primarily offer our financing products and services to and through Ford, Lincoln, Mercury, Mazda, Jaguar, Land Rover, Volvo and Aston Martin brand dealers. The Ford Credit International segment includes all of our operations in all other countries in which we do business directly and indirectly. The Ford Credit International segment includes operations in three main regions: Europe, Asia/Pacific and Latin America. These operations offer substantially similar products and services, subject to local legal restrictions and market conditions. For a more detailed discussion of our business segments and the geographic scope of our operations, refer to the “Overview” section of Item 1 of our 10-K Report.

New Developments

     FCAR Consolidation

     We use a special purpose trust, FCAR as a source of funds for our operations. FCAR’s activities are limited to issuing asset-backed commercial paper and other securities and buying highly rated asset-backed securities issued by securitization SPEs sponsored by us.

     In the second quarter of 2003, we purchased a portion of equity interests in FCAR from unaffiliated parties for $175 million. As a result of this transaction, FCAR’s assets, liabilities and results of operations were consolidated into our financial statements. In addition, the accounting consolidation of FCAR also caused certain of the Ford Credit sponsored securitization SPEs that sell asset-backed securities to FCAR to lose their status as qualifying SPEs under the Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Consequently, the receivables previously sold by us to these SPEs were deemed to be reacquired by us in accordance with SFAS No. 140 requirements, are referred to as “reacquired receivables” and are now reported on-balance sheet at fair value. Following the accounting consolidation of FCAR, most sales of receivables to Ford Credit sponsored SPEs that sell asset-back securities to FCAR will not qualify as an accounting sale and will be reported on-balance sheet.

     The accounting consolidation of FCAR and related securitization SPEs did not change the bankruptcy-remote status of these entities and the isolation of assets achieved in these transactions was not changed. The receivables sold to the SPEs and the asset-backed securities held by FCAR are available only for the SPEs and FCAR and their investors and other participants and are not available to pay our obligations or the claims of our creditors. The accounting consolidation did not have a material impact on our earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs. The accounting consolidation of FCAR did, however, increase our financial statement debt-to-equity ratio to 11.3 to 1, compared with 10.5 to 1 with FCAR unconsolidated. No gain or loss was recorded upon consolidation.

     As a result of the accounting consolidation of FCAR, we have modified our reporting categories for receivables, credit losses and allowance for credit losses. Previously, we reported receivables under four categories: “owned”, “securitized”, “managed” and “serviced”. We have changed the “owned” category to “on-balance sheet"' because, as discussed above, some of the securitized receivables (which remain so for legal purposes) are now reflected in our financial statements. Other securitized receivables that remain off-balance sheet are now categorized as “securitized off-balance sheet”. There is no impact to the “managed” and “serviced” categories. Credit losses and allowance for credit losses have been modified to the new categories as appropriate.

     Automobile Leasing Update

     On July 10, 2003, we discontinued our Red Carpet Leasing retail lease plan to residents of New York in response to New York’s vicarious liability law that holds lessors responsible for accidents involving their leasing customers. We are offering our RCO retail installment financing product as a replacement. Rhode Island and Connecticut have recently enacted legislation limiting legal exposure for leasing companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

     We earned $401 million in the second quarter of 2003, up $71 million or 22% compared with earnings of $330 million a year ago. Our consolidated pre-tax income from continuing operations in the second quarter of 2003 was $661 million, up $142 million or 27% from earnings of $519 million in the same period a year ago. The increase in pre-tax earnings primarily reflected higher income related to sales of receivables and a lower provision for credit losses, offset partially by the impact of lower average net receivables.

     Our improved results primarily reflected the following factors:

•	our investment and other income related to receivables sales was $672 million, up $153 million from a year ago, reflecting primarily higher excess spread and higher levels of retained interest related to securitized off-balance sheet wholesale receivables;

•	our provision for credit losses was $543 million, down $117 million from a year ago, reflecting primarily lower receivables, resulting from lower placement volumes, off-balance sheet securitizations and whole-loan sale transactions; and

•	our net financing margins were $875 million, down $174 million from a year ago, reflecting lower placement volumes and the continued off-balance sheet sales of receivables.

     Results of our operations by business segment, which are presented on a managed basis (managed assets include on-balance sheet and securitized off-balance sheet receivables) for the second quarter of 2003 and 2002 are shown below:

	Second Quarter

			2003
			Over/(Under)
	2003	2002	2002

Income before income taxes	(in millions)
Ford Credit North America	$402	$382	$20
Ford Credit International	168	158	10
Eliminations/reclassifications	91	(21)	112

Pre-tax income from continuing operations	$661	$519	$142
Provision for income taxes and minority interests	(260)	(193)	(67)
Income from discontinued/held-for-sale operations	0	4	(4)

Total net income	$401	$330	$71

     Ford Credit North America income before income taxes in the second quarter of 2003 was $402 million, up $20 million or 5% from the second quarter of 2002. This increase primarily reflected higher excess spread related to securitizations and a lower provision for credit losses, offset partially by the impact of lower average net receivables.

     Ford Credit International income before income taxes in the second quarter of 2003 was $168 million, up $10 million or 6% from the second quarter of 2002, reflecting primarily a lower provision for credit losses and the favorable impact related to changes in currency exchange rates.

     Income before income taxes in the eliminations/reclassifications category in the second quarter of 2003 was $91 million, up $112 million from the second quarter of 2002. The improvement largely reflects the impact of SFAS No. 133.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

First Half 2003 Compared with First Half 2002

     We earned $843 million in the first half of 2003, up $257 million or 44% compared with earnings of $586 million a year ago. Our consolidated pre-tax income from continuing operations in the first half of 2003 was $1,388 million, up $473 million or 52% from earnings of $915 million in the same period a year ago. The increase in pre-tax earnings primarily reflected a lower provision for credit losses and higher income from sales of receivables, offset partially by the impact of lower average net receivables.

     Our improved results primarily reflected the following factors:

•	our provision for credit losses was $1,063 million, down $488 million from a year ago, reflecting primarily lower receivables resulting from lower placement volumes, off-balance sheet securitizations and whole-loan sale transactions;

•	our investment and other income related to receivables sales was $1,563 million, up $406 million from a year ago, reflecting primarily higher excess spread and higher levels of retained interest related to securitized off-balance sheet wholesale receivables; and

•	our net financing margins were $1,552 million, down $545 million from a year ago, reflecting lower placement volumes and the continued off-balance sheet sales of receivables.

Results of our operations by business segment, which are presented on a managed basis (managed assets include on-balance sheet and securitized off-balance sheet receivables) for the first half of 2003 and 2002 are shown below:

	First Half

			2003
			Over/(Under)
	2003	2002	2002

Income before income taxes	(in millions)
Ford Credit North America	$953	$661	$292
Ford Credit International	333	259	74
Eliminations/reclassifications	102	(5)	107

Pre-tax income from continuing operations	$1,388	$915	$473
Provision for income taxes and minority interests	(545)	(340)	(205)
Income from discontinued/held-for-sale operations	0	11	(11)

Total net income	$843	$586	$257

     Ford Credit North America income before income taxes in the first half of 2003 was $953 million, up $292 million or 44% from the first half of 2002. This increase primarily reflected a lower provision for credit losses and higher excess spread related to securitizations, offset partially by the impact of lower average net receivables.

     Ford Credit International income before income taxes in the first half of 2003 was $333 million, up $74 million or 28% from a year ago, reflecting primarily a lower provision for credit losses and the favorable impact related to changes in currency exchange rates.

     Income before income taxes in the eliminations/reclassifications category in the first half of 2003 was $102 million, up $107 million from the first half of 2002. The improvement largely reflects the impact of SFAS No. 133.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Financial Condition

     Placement Volume and Financing Share

     Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Second Quarter		First Half		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

	(in thousands)
Worldwide
Retail installment	731	821	1,445	1,675	3,322	4,495	3,777	3,428
Operating and finance leases	143	245	277	444	775	1,050	1,228	1,065

Total financing volume	874	1,066	1,722	2,119	4,097	5,545	5,005	4,493

North America Segment
United States	491	631	963	1,294	2,512	3,819	3,525	3,139
Canada	60	77	101	110	212	227	210	198

Total North America segment	551	708	1,064	1,404	2,724	4,046	3,735	3,337

International Segment
Europe	223	246	444	484	917	988	795	829
Other international	100	112	214	231	456	511	475	327

Total International segment	323	358	658	715	1,373	1,499	1,270	1,156

Total financing volume	874	1,066	1,722	2,119	4,097	5,545	5,005	4,493

     Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of new Ford brand vehicles acquired by dealers in Europe:

	Second Quarter		First Half		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

United States
Financing Share — Ford, Lincoln and Mercury
Retail installment and lease	34%	37%	35%	40%	41%	54%	51%	47%
Wholesale	83	85	83	85	84	84	84	84
Europe
Financing share — Ford
Retail installment and lease	32%	35%	31%	34%	34%	37%	32%	33%
Wholesale	96	96	97	96	97	97	97	96

     Worldwide. Our financing contract placement volumes were 874,000 in the second quarter of 2003, down 192,000 contracts or 18% compared with a year ago. Lease contract volumes were 143,000, down 102,000 contracts or 42% compared with a year ago. In the first half of 2003, financing contract volumes were 1,722,000, down 397,000 or 19% compared with a year ago. Lease contract volumes were 277,000, down 167,000 contracts or 38% compared with a year ago.

     North America. Our financing contract placement volumes were 551,000 in the second quarter of 2003, down 157,000 contracts or 22% compared with a year ago. In the United States, this decline reflected the continued use of customer cash rebate marketing programs, which do not require the use of our financing products, compared with special-rate financing programs. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 34% in the second quarter of 2003, down 3 percentage points from a year ago for the same reasons.

     In the first half of 2003, our financing contract placement volumes were 1,064,000, down 340,000 or 24% compared with a year ago. Our financing share in the first half of 2003 was 35% compared with 40% a year ago. This overall decrease resulted from the same factors described in the preceding paragraph.

     International. In the second quarter of 2003, our financing contract placement volumes were 323,000, down 35,000 contracts or 10% compared with a year ago. This decrease primarily reflected changes in Ford’s retail marketing programs in Germany and Britain, and lower fleet contract volumes in Britain. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 32% in the second quarter of 2003, compared with 35% a year ago for the same reasons.

     In the first half of 2003, our total financing contract placement volumes were 658,000, down 57,000 or 8% compared with a year ago. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 31% in the first half of 2003, compared with 34% a year ago. This overall decrease resulted from the same factors described in the preceding paragraph.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Finance Receivables and Operating Leases

     Our financial condition is significantly impacted by the performance of our on-balance sheet and managed receivables. Our on-balance sheet finance receivables, net of allowance for credit losses, and net investment in operating leases, and our managed finance receivables and net investment in operating leases, are shown below. On-balance sheet receivables include receivables we own and receivables sold in on-balance sheet securitizations that we continue to service. Our securitized off-balance sheet receivables include receivables sold in off-balance sheet securitizations that we continue to service. Our managed receivables include both on-balance sheet and securitized off-balance sheet receivables. Our serviced receivables, which includes our managed receivables and receivables that we have sold in whole-loan sale transactions and continue to service, are also noted:

	June 30,		December 31,

	2003	2002	2002	2001	2000	1999

	(in billions)
Outstanding Receivables, Net — On-balance Sheet (including on-balance sheet securitizations)
Finance receivables
Retail installment	$76.8	$78.9	$68.4	$83.4	$79.9	$75.4
Wholesale	20.7	16.5	16.4	15.4	33.7	26.1
Other	9.4	10.7	9.8	9.2	8.4	7.1

Total finance receivables, net	$106.9	$106.1	$94.6	$108.0	$122.0	$108.6
Net investment in operating leases	26.9	35.5	31.6	37.5	36.8	31.5

Total on-balance sheet	$133.8	$141.6	$126.2	$145.5	$158.8	$140.1

Memo: Allowance for credit losses included above	$3.2	$3.1	$3.2	$2.8	$1.6	$1.5

Outstanding Receivables — Securitized Off-balance Sheet
Finance receivables
Retail installment	$34.2	$44.6	$48.9	$41.3	$26.0	$14.5
Wholesale	21.8	21.1	22.5	17.4	2.4	5.0
Other	—	—	—	—	—	—

Total finance receivables	$56.0	$65.7	$71.4	$58.7	$28.4	$19.5
Net investment in operating leases	—	—	—	—	0.1	0.1

Total securitized off-balance sheet	$56.0	$65.7	$71.4	$58.7	$28.5	$19.6

Outstanding Receivables — Managed
Finance receivables
Retail installment	$111.0	$123.5	$117.3	$124.7	$105.9	$89.9
Wholesale	42.5	37.6	38.9	32.8	36.1	31.1
Other	9.4	10.7	9.8	9.2	8.4	7.1

Total finance receivables	$162.9	$171.8	$166.0	$166.7	$150.4	$128.1
Net investment in operating leases	26.9	35.5	31.6	37.5	36.9	31.6

Total managed	$189.8	$207.3	$197.6	$204.2	$187.3	$159.7

Outstanding Receivables — Serviced	$196.4	$207.3	$202.6	$204.2	$187.3	$159.7

     On-Balance Sheet Receivables. On-balance sheet finance receivables and net investment in operating leases, net of allowance for credit losses, at June 30, 2003 were $133.8 billion, down $7.8 billion or 6% from a year ago and up $7.6 billion or 6% from December 31, 2002. This decrease from the year ago period primarily resulted from lower contract placement volumes, higher sales of U.S. retail finance receivables in off-balance sheet securitizations and whole-loan sale transactions, offset partially by reporting the reacquired receivables on-balance sheet. Lower net investment in operating leases resulted from Ford’s marketing programs including Ford-sponsored special-rate retail installment financing or cash rebates that caused leasing to be a less attractive financing alternative for our customers.

     Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables at June 30, 2003 were $56 billion, down $9.7 billion or 15% from a year ago and down $15.4 billion or 22% from December 31, 2002. This decrease primarily reflected reporting the reacquired receivables on-balance sheet in the second quarter of 2003.

     Managed Receivables. Total managed receivables at June 30, 2003 were $189.8 billion, down $17.5 billion or 8% from June 30, 2002, primarily reflecting lower retail installment finance receivables and net investment in operating leases, offset partially by higher wholesale finance receivables. Retail installment finance receivables were lower, primarily due to the sale of U.S. retail finance receivables in whole-loan sale transactions. Net investment in operating leases was lower, primarily due to Ford’s marketing programs including Ford-sponsored special-rate retail installment financing or cash rebates that caused leasing to be a less attractive financing alternative for our customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

     Serviced Receivables. Serviced receivables includes our managed receivables and receivables that we sold in whole-loan sale transactions. We continue to service the receivables sold in whole-loan sale transactions. We retain no interest, however, and all associated credit risk is transferred to the buyer. In the second quarter of 2003, we sold $1 billion of U.S. retail finance receivables in whole-loan sale transactions.

Credit Loss Experience

     The following tables show actual credit losses net of recoveries, which is referred to as net credit losses, for our worldwide on-balance sheet, reacquired receivables, securitized off-balance sheet and managed portfolios, for the various categories of financing during the periods indicated. The loss-to-receivables ratio, which equals net credit losses divided by the average amount of net receivables outstanding for the period, is also provided for our on-balance sheet (including reacquired receivables) and managed portfolios.

	Second Quarter		First Half		Full Year

	2003	2002	2003	2002	2002	2001

			(In millions)
Net Credit Losses
On-balance Sheet
Retail installment and lease	$421	$524	$915	$1,094	$2,292	$2,052
Wholesale	17	8	17	16	40	33
Other	14	14	13	21	30	24

Total on-balance sheet	$452	$546	$945	$1,131	$2,362	$2,109
Reacquired Receivables (retail)	18	—	18	—	—	—

Total On-Balance Sheet (including reacquired receivables)	$470	$546	$963	$1,131	$2,362	$2,109

Securitized Off-Balance Sheet
Retail installment and lease	$169	$90	$360	$188	$448	$220
Wholesale	2	—	3	—	6	1
Other	—	—	—	—	—	—

Total securitized off-balance sheet	$171	$90	$363	$188	$454	$221

Managed
Retail installment and lease	$608	$614	$1,293	$1,282	$2,740	$2,272
Wholesale	19	8	20	16	46	34
Other	14	14	13	21	30	24

Total managed	$641	$636	$1,326	$1,319	$2,816	$2,330

Loss-to-Receivables Ratios
On-Balance Sheet (including reacquired receivables)
Retail installment and lease	1.81%	1.86%	1.92%	1.91%	2.04%	1.74%
Wholesale	0.35	0.19	0.19	0.21	0.25	0.12
Total including other	1.50%	1.58%	1.54%	1.62%	1.72%	1.36%
Managed
Retail installment and lease	1.75%	1.56%	1.81%	1.60%	1.73%	1.45%
Wholesale	0.18	0.09	0.10	0.09	0.13	0.10
Total including other	1.35%	1.25%	1.37%	1.29%	1.39%	1.20%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

     On-Balance Sheet. Net credit losses for our on-balance sheet portfolio, excluding credit losses on reacquired receivables, were $452 million in the second quarter of 2003, down $94 million or 17% from a year ago. Including credit losses on reacquired receivables, net credit losses were $470 million, down $76 million or 14% from a year ago, reflecting lower receivables resulting from lower placement volumes, off-balance sheet securitizations and whole-loan sale transactions.

     The loss-to-receivables ratios for our on-balance sheet portfolio including and excluding net credit losses associated with reacquired receivables were 1.50% and 1.44% respectively, in the second quarter of 2003, down from 1.58% a year ago. We believe that the use of the on-balance sheet loss-to-receivable ratio that includes the credit losses on reacquired receivables is useful to our investors because it provides a more complete presentation of our on-balance sheet loss performance. Excluding the reacquired receivables and associated credit losses, our on-balance sheet loss-to-receivables ratio would have been 1.51% in the second quarter of 2003 and unchanged in the first half of 2003.

     In the first half of 2003, net credit losses for our on-balance sheet portfolio excluding credit losses on reacquired receivables were $945 million, down $186 million or 16% from a year ago, reflecting primarily lower on-balance sheet receivables resulting from lower placement volumes, off-balance sheet securitizations and whole-loan sale transactions. Including credit losses associated with reacquired receivables, net credit losses were $963 million, down $168 million or 15% from a year ago.

     In the first half of 2003, the loss-to-receivables ratios for our on-balance sheet portfolio including and excluding net credit losses associated with reacquired receivables were 1.54% and 1.51%, respectively, down from 1.62% a year ago.

     Securitized Off-Balance Sheet. Net credit losses for our securitized off-balance sheet portfolio were $171 million in the second quarter 2003, up $81 million or 90% from a year ago. In the first half of 2003, net credit losses for our securitized off-balance sheet portfolio were $363 million, up $175 million or 93%, reflecting maturing securitized off-balance sheet retail receivables.

     Managed. Net credit losses for our managed portfolio were $641 million in the second quarter of 2003, about the same as a year ago. The loss-to-receivables ratio for our managed portfolio was 1.35% in the second quarter of 2003, up from 1.25% a year ago, reflecting primarily increases in the loss per repossession in our Ford Credit U.S. retail and lease portfolio, offset partially by a higher wholesale receivable share of our managed portfolio which experiences a lower loss rate than the average managed portfolio. In the first half of 2003, net credit losses for our managed portfolio were $1,326 million, about the same as a year ago.

     Delinquencies and Repossessions — U. S. Retail and Lease Managed Portfolio

     The following table shows the loss-to-receivables, repossession, bankruptcy and delinquency statistics for our managed Ford, Lincoln and Mercury brand U.S. retail and lease portfolio.

	Second Quarter		First Half		Full Year

	2003	2002	2003	2002	2002	2001

Loss-to-Receivables Ratio
On-balance sheet (including reacquired receivables)	1.82%	1.53%	1.94%	1.65%	1.87%	1.61%
Managed	1.72%	1.23%	1.77%	1.32%	1.50%	1.31%
Repossession Statistics — Managed
Repossessions (in thousands)	44	45	95	97	199	174
Repossession ratios	3.03%	2.47%	3.12%	2.64%	2.89%	2.45%
Memo: Average loss per repossession	$7,300	$6,750	$7,315	$6,675	$6,960	$6,600
New Bankruptcy Filings (in thousands)	29	30	57	61	118	91

	June 30,		Full Year

	2003	2002	2002	2001

Over-60-Day Delinquency Ratio — Managed	0.35%	0.29%	0.36%	0.40%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

     Loss-to-Receivables Ratios — On-Balance Sheet. In the second quarter of 2003, the on-balance sheet loss-to-receivables ratio was 1.82%, compared with 1.53% a year ago. In the first half of 2003, the on-balance sheet loss-to-receivables ratio was 1.94%, up from 1.65% a year ago. The on-balance sheet loss-to-receivables ratios, excluding losses on reacquired receivables, for the second quarter and first half of 2003 were 1.70% and 1.88%, respectively. These increases in our loss-to-receivables ratios are a result of lower receivables and higher severity, reflecting primarily declining auction values compared with the year-ago period.

     Loss-to-Receivables Ratios — Managed. In the second quarter of 2003, the loss-to-receivable ratio for our managed portfolio was 1.72% compared with 1.23% a year ago. In the first half of 2003, the managed loss-to-receivables ratio was 1.77% compared with 1.32% a year ago. These increases reflect the same factors as described above for the on-balance sheet loss-to-receivables ratio.

     Repossession Statistics — Managed. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding during the relevant periods, defined as the repossession ratio. In the second quarter of 2003, repossessions totaled about 44,000 units, 1,000 units lower than the second quarter of 2002, and our repossession ratio was 3.03%, compared with 2.47% in the second quarter of 2002. The increase in repossession ratio resulted from the impact of higher unemployment in the U. S. compared with a year ago and a decrease in outstanding contracts. In the second quarter of 2003, our average loss per repossession, which we refer to as severity, was $7,300, up $550 per unit or 8% from $6,750 in the second quarter of 2002, primarily reflecting a decline in used vehicle auction values.

     In the first half of 2003, repossessions totaled about 95,000 units, down 2,000 from a year ago and our repossession ratio was 3.12%, compared with 2.64% from a year ago. In the first half of 2003, our average loss per repossession was $7,315, up $640 per unit or 10% from $6,675 a year ago, primarily reflecting a decline in used vehicle auction values.

     Delinquent Accounts/Bankruptcies. For quarterly ratios, delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts. Full year ratios are expressed as an average of the quarterly ratios. At June 30, 2003, the over-60-day delinquency ratio was 0.35%, up from 0.29% a year ago. New bankruptcy filings in the second quarter of 2003 were approximately 29,000, down 1,000 filings from a year ago.

     Starting in the second quarter of 2003, we added a new bankruptcy filing measure and eliminated the inclusion of bankruptcies in our over 60-day delinquency ratio. We eliminated the bankruptcy delinquency measure because we have only a limited ability to impact the delinquency status of bankrupt accounts due to legal constraints on our collection efforts. We believe that bankruptcy filings are a better indicator of portfolio performance and the impact of economic conditions on our present and future credit losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Allowance for Credit Losses

     Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables for our on-balance sheet portfolio are shown below:

	June 30,		December 31,

	2003	2002	2002	2001	2000	1999

			(in billions)
Allowance for Credit Losses
On-Balance Sheet
Retail installment and lease	$2.9	$2.8	$2.9	$2.5	$1.5	$1.4
Wholesale	0.2	0.2	0.2	0.2	0.1	0.1
Other	0.1	0.1	0.1	0.1	0.0	0.0

Total allowance for credit losses	$3.2	$3.1	$3.2	$2.8	$1.6	$1.5

As a Percentage of End-of-Period Net Receivables
Retail installment and lease	2.81%	2.48%	2.88%	2.10%	1.28%	1.25%
Wholesale	1.25	1.11	1.37	1.03	0.37	0.41
Other	0.69	0.69	0.68	0.66	0.24	0.29
Total	2.42%	2.19%	2.51%	1.89%	1.03%	1.05%

     At June 30, 2003, our allowance for credit losses was $3.2 billion, about $100 million higher than March 31, 2003, reflecting primarily continued weak economic conditions in the U. S. and the impact of stronger foreign exchange rates.

     The allowance for credit losses as a percent of end-of-period net receivables was 2.42%, including reacquired receivables. Excluding reacquired receivables, our allowance for credit losses as a percent of end-of-period net receivables would have been 2.61%.

     We consider our June 30, 2003 allowance for credit losses of $3.2 billion to be adequate to cover the probable losses on our on-balance sheet impaired receivables and leases.

     Our allowance for credit losses does not include any allowance for receivables that we have sold in off-balance sheet securitizations. Instead, when we sell receivables in off-balance sheet securitizations, we retain an interest-only strip asset included in our retained interest in securitized assets. In establishing the fair value of this asset, we include an estimated amount of expected future credit losses related to securitized off-balance sheet receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Retail Operating Lease Experience

     We use various statistics to monitor our residual value risk and return rate risk. Placement volume is the number of leases we purchase each year. Termination volume is the number of vehicles for which the lease has ended in each year. Return rates are the percentage of leased vehicles that are returned to us at the end of the lease and not purchased by either the customer or the dealer. The following table shows historical placement volumes, termination volumes and return rates for Ford Credit North America, which accounts for 93% of our total net investment in operating leases at June 30, 2003:

	Second Quarter		First Half		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

Placement Volume (in thousands)
Ford, Lincoln and Mercury Cars	18	35	37	62	104	163	205	187
Ford, Lincoln and Mercury Trucks	38	80	80	156	261	408	538	493
Jaguar, Land Rover and Volvo*	13	28	22	55	95	90	53	39
Other	6	3	7	6	9	17	23	32

Total North America	75	146	146	279	469	678	819	751

Termination Volume (in thousands)
Ford, Lincoln and Mercury Cars	51	52	101	95	169	151	154	244
Ford, Lincoln and Mercury Trucks	121	138	237	258	486	366	360	499
Jaguar, Land Rover and Volvo*	15	12	27	23	48	34	28	14
Other	6	10	11	18	34	80	87	107

Total North America	193	212	376	394	737	631	629	864

Return Rate
Ford, Lincoln and Mercury Cars	77%	60%	79%	61%	62%	58%	62%	70%
Ford, Lincoln and Mercury Trucks	70	65	70	66	66	66	63	71
Jaguar, Land Rover and Volvo*	56	38	54	39	44	45	51	45
Other	54	52	55	52	50	60	69	67
Total North America	70%	61%	71%	62%	63%	62%	63%	70%

*	We first reported placement and termination volumes for Volvo in 1999 and first reported placement volumes for Land Rover in 2001.

     Operating lease placement volumes in the first half of 2003 were 146,000 units, down 133,000 units or 48% from a year ago, reflecting two key factors:

•	compared with leasing, retail installment sale financing has become more popular in recent periods because of Ford-sponsored special-rate retail installment financing programs, and

•	the continued decline in used vehicle prices, which makes leasing less financially attractive.

     In the first half of 2003, termination volumes were 376,000 units, down 18,000 units or 5% from a year ago. Return rates increased to 70% in the second quarter of 2003, up from 61% a year ago, largely related to high cash incentives on new vehicles offered by Ford and competitors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Credit Ratings

Our credit ratings are unchanged from those reported in our 10-K Report.

The following chart summarizes our credit ratings and the outlook assigned by the rating agencies as of August 1, 2003:

	Short-term	Long-term
	Debt	Debt	Outlook

Fitch	F2	BBB+	Negative
Moody’s	Prime-2	A3	Negative
S&P	A-2	BBB	Negative

Funding

     Debt and Securitized Funding. Our funding strategy continues to be focused on improving liquidity and sustaining diverse and competitive funding sources. Our outstanding debt and securitized funding were as follows on the dates indicated:

	June 30,				December 31,

	2003		2002		2002	2001	2000	1999

					(in billions)
Debt
Commercial paper— unsecured	$8.4		$8.3		$8.2	$15.7	$42.3	$43.1
Asset-backed commercial paper (FCAR)	11.3		—		—	—	—	—
Ford Money Market Account	6.3		4.7		5.1	4.0	3.7	2.8
Other short-term debt	3.2		2.6		2.9	2.9	3.9	3.9

Total short-term debt	$29.2		$15.6		$16.2	$22.6	$49.9	$49.8
Long-term debt (including notes payable within one year)	117.0		126.5		124.1	123.2	95.7	82.3

Total debt	$146.2		$142.1		$140.3	$145.8	$145.6	$132.1

Securitized Off-Balance Sheet Funding
Servicing portfolio	$56.0		$65.7		$71.4	$58.7	$28.4	$19.5
Retained interest	(14.5)		(11.5)		(17.6)	(12.5)	(3.7)	(3.5)

Total securitized off-balance sheet funding	$41.5		$54.2		$53.8	$46.2	$24.7	$16.0

Total debt plus securitized off-balance sheet funding	$187.7		$196.3		$194.1	$192.0	$170.3	$148.1

Memo: Asset-backed commercial paper (FCAR) previously reported as securitized off-balance sheet funding	$—		$10.9		$11.9	$12.1	$0.7	$0.5

Back-up Credit Facilities
Ford Credit	$6.4		$8.5		$8.6	$9.0	$20.0	$18.5
FCE	3.4		4.8		5.3	4.6	4.7	4.9
Ford bank lines (available at Ford’s option)	6.7		7.6		7.6	8.4	8.4	8.6
Asset-backed commercial paper lines	16.4		12.8		13.6	12.5	1.4	1.4

Total back-up facilities	$32.9	*	$33.7	*	$35.1	$34.5	$34.5	$33.4
Drawn amounts	(1.2)		(1.0)		(0.9)	(0.7)	(0.9)	(0.5)

Total available back-up facilities	$31.7	*	$32.7	*	$34.2	$33.8	$33.6	$32.9

* As of July 1
Memo: Additional available funding through bank-sponsored asset-backed commercial paper issuers	$7.6		$7.4		$7.3	$6.8	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	June 30,		December 31,

	2003	2002	2002	2001	2000	1999

Ratios
Commercial paper coverage	>100%	>100%	>100%	>100%	57%	54%
Short-term debt and notes payable within one year to total debt	34	30	28	30	43	52
Short-term debt and notes payable within one year to total capitalization	31	27	25	28	40	48

     At June 30, 2003, our commercial paper balance was $19.7 billion, up $11.5 billion from December 31, 2002. Of this balance, $11.3 billion was previously off-balance sheet debt of FCAR. Total long-term debt at June 30, 2003 was $117.0 billion, compared with $124.1 billion at year-end 2002. The decrease in our long-term debt reflects reduced receivables and our funding strategy to improve our liquidity through securitizations.

     At June 30, 2003, our total debt was $146.2 billion, up $5.9 billion from December 31, 2002. Excluding asset-backed commercial paper (FCAR), total debt would have been $134.9 billion, down $5.4 billion from year-end 2002. Debt plus securitized off-balance sheet funding totaled $187.7 billion, down $6.4 billion compared with year-end 2002, reflecting lower asset levels which reduces our funding needs.

     At June 30, 2003, the ratio of our short-term debt and notes payable within one year to total capitalization was 31%, compared with 25% at year-end 2002. This increase reflects asset-backed commercial paper which was previously off-balance sheet debt of FCAR.

     Debt reported on our balance sheet as asset-backed commercial paper, which is issued by FCAR, is payable solely out of collections on the receivables supporting FCAR’s assets and is not our legal obligation.

     Funding Proceeds. During the second quarter of 2003, we issued $3.5 billion of long-term debt with maturities of one to thirty years. These issuances included $1.7 billion of Eurodollar bonds, $761 million under our Continuously Offered Bonds for Retail Accounts program and $1.0 billion in other transactions denominated in various currencies, including $244 million under our Term Bonds in Retail Distribution program in Canada. In addition, we realized $1.6 billion in proceeds from sales of receivables in off-balance sheet securitizations.

Liquidity

     Cash and Cash Equivalents. At June 30, 2003, our cash and cash equivalents totaled $9.7 billion. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. We refer to this excess funding as “overborrowings”. Of the $9.7 billion of cash and cash equivalents, $8.0 billion represented these overborrowings.

     We expect our full-year 2003 public term funding requirements to be between $20 billion to $25 billion. As of June 30, 2003, we had completed about $15 billion of public term funding transactions, or 60% to 75% of our full-year requirements.

     Whole-Loan Sale Transactions. During the second quarter of 2003, we sold $1.0 billion of retail finance receivables in whole-loan sale transactions.

     Back-up Credit Facilities and Committed Funding Sources. For additional funding and to maintain liquidity, we and our majority-owned subsidiaries including FCE Bank plc (FCE) have contractually committed credit facilities with financial institutions that totaled approximately $9.8 billion at July 1, 2003 (including $5.2 billion and $3.2 billion of global credit facilities of Ford Credit and FCE, respectively). Approximately $1.2 billion of our total facilities were in use at July 1, 2003. These facilities have various maturity dates and 44.4% are committed through June 30, 2008. Our global credit facilities may be used at our option by any of our direct or indirect majority-owned subsidiaries. FCE’s global credit facilities may be used at their option by any of their direct or indirect majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

     At Ford’s option, approximately $6.7 billion of Ford’s global lines of credit may be used by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such credit lines to us and $543 million to FCE.

     Additionally, banks provide $16.4 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs, $16.0 billion support FCAR and $425 million support our Motown NotesSM program as of July 1, 2003.

     In addition, we have entered into agreements with several bank-sponsored, commercial paper issuers (“conduits”) under which such conduits are contractually committed to purchase from us, at our option, up to an aggregate of approximately $12.6 billion of receivables. The agreements have varying maturity dates between August 14, 2003 and June 28, 2004. As of June 30, 2003, approximately $5.0 billion of these conduit commitments have been utilized.

Leverage

     The following table illustrates the calculation of our financial statement leverage:

	June 30,		December 31,

	2003	2002	2002	2001	2000	1999

			(in billions)
Total debt	$146.2	$142.1	$140.3	$145.8	$145.6	$132.1
Total stockholder’s equity	12.9	13.7	13.6	12.0	12.2	10.9
Debt-to-equity ratio (to 1)	11.3	10.4	10.3	12.2	11.9	12.1

     At June 30, 2003, our financial statement leverage was 11.3 to 1, compared with 10.3 to 1 at December 31, 2002 and 10.4 to 1 at June 30, 2002. This increase in leverage resulted primarily from the accounting consolidation of FCAR and the $11.3 billion of FCAR’s debt reported on our balance sheet in the second quarter of 2003.

     The following table illustrates the calculation of our managed leverage:

	June 30,		December 31,

	2003	2002	2002	2001	2000	1999

			(in billions)
Total debt	$146.2	$142.1	$140.3	$145.8	$145.6	$132.1
Securitized off-balance sheet receivables outstanding	56.0	65.7	71.4	58.7	28.4	19.5
Retained interest in securitized off-balance sheet receivables	(14.5)	(11.5)	(17.6)	(12.5)	(3.7)	(3.5)
Adjustments for cash and cash equivalents	(9.7)	(4.2)	(6.8)	(2.9)	(1.1)	(0.9)
Adjustments for SFAS No. 133	(6.6)	(3.3)	(6.2)	(2.1)	—	—

Adjusted debt	$171.4	$188.8	$181.1	$187.0	$169.2	$147.2

Total stockholder’s equity	$12.9	$13.7	$13.6	$12.0	$12.2	$10.9
Adjustment for SFAS No. 133	0.4	0.5	0.5	0.6	—	—
Adjustment for minority interest	*	*	*	*	*	0.4

Adjusted equity	$13.3	$14.2	$14.1	$12.6	$12.2	$11.3

Managed debt-to-equity ratio (to 1)	12.9	13.3	12.8	14.8	13.9	13.0

     *Less than $50 million

     We believe that the use of the managed leverage measure, which is the result of the adjustments to our financial statement leverage, is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions, and with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we consider securitization as an alternative source of funding and evaluate credit losses, receivables and leverage on a managed as well as a financial statement basis. As a result, the managed leverage measure provides our investors with meaningful information regarding management’s decision-making processes.

     At June 30, 2003, our managed leverage was 12.9 to 1, compared with 12.8 to 1 at December 31, 2002 and 13.3 to 1 at June 30, 2002. Our leverage reflects our dividend policy and leverage target to maintain managed leverage at the lower end of 13 - 14 to 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Sales of Receivables Activity

     The following tables illustrate our worldwide receivables sales activity in both off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Types of Receivables

	Second Quarter 2003			Second Quarter 2002

	Retail	Wholesale	Total	Retail	Wholesale	Total

			(in billions)
Net Proceeds from Receivable Sales
Retail securitization
North America segment (excluding Triad)	$—	$—	$—	$2.5	$—	$2.5
Triad	—	—	—	—	—	—
International segment	0.8	—	0.8	0.2	—	0.2

Total retail securitization	$0.8	$—	$0.8	$2.7	$—	$2.7
Wholesale securitization	—	—	—	—	—	—
Motown NotesSM program	—	—	—	—	0.5	0.5
FCAR	—	—	—	0.6	—	0.6
Bank-sponsored commercial paper issuers	0.8	—	0.8	0.3	—	0.3

Net proceeds from securitizations	$1.6	$—	$1.6	$3.6	$0.5	$4.1
Whole-loan sales	1.0	—	1.0	—	—	—

Total net proceeds	$2.6	$—	$2.6	$3.6	$0.5	$4.1
Retained interest and other	(0.0)	—	(0.0)	0.2	0.8	1.0

Total receivables sold	$2.6	$—	$2.6	$3.8	$1.3	$5.1
Prior period sold receivables, net of paydown activity	38.2	21.8	60.0	40.8	19.8	60.6

Total sold receivables outstanding at the end of the relevant period	$40.8	$21.8	$62.6	$44.6	$21.1	$65.7

	Types of Receivables

	First Half 2003			First Half 2002

	Retail	Wholesale	Total	Retail	Wholesale	Total

			(in billions)
Net Proceeds from Receivable Sales
Retail securitization
North America segment (excluding Triad)	$5.7	$—	$5.7	$11.7	$—	$11.7
Triad	0.9	—	0.9	—	—	—
International segment	1.6	—	1.6	1.1	—	1.1

Total retail securitization	$8.2	$—	$8.2	$12.8	$—	$12.8
Wholesale securitization	—	—	—	—	—	—
Motown NotesSM program	—	1.0	1.0	—	4.8	4.8
FCAR	—	—	—	1.6	—	1.6
Bank-sponsored commercial paper issuers	1.4	—	1.4	0.3	—	0.3

Net proceeds from securitizations	$9.6	$1.0	$10.6	$14.7	$4.8	$19.5
Whole-loan sales	3.0	—	3.0	—	—	—

Total net proceeds	$12.6	$1.0	$13.6	$14.7	$4.8	$19.5
Retained interest and other	0.6	(1.0)	(0.4)	0.7	(2.2)	(2.8)

Total receivables sold	$13.2	$0.0	$13.2	$15.4	$2.6	$16.7
Prior period sold receivables, net of paydown activity	27.6	21.8	49.4	29.2	18.5	49.0

Total sold receivables outstanding at the end of the relevant period	$40.8	$21.8	$62.6	$44.6	$21.1	$65.7

Memo: The tables above do not include $2.7 billion of retail installment sale contracts sold to a Ford Credit sponsored securitization SPE that sold asset-backed securities to FCAR. Because of the accounting consolidation of FCAR, this sale is reported on-balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

     Our worldwide proceeds from the sale of retail and wholesale finance receivables through off-balance sheet securitizations and whole-loan sale transactions are shown below for the periods indicated:

	Second Quarter		First Half		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

	(in billions)

Retail	$1.6	$3.6	$9.6	$14.6	$31.6	$32.0	$19.2	$9.4
Wholesale	—	0.5	1.0	4.8	4.8	8.8	0.3	0.5

Net proceeds from securitizations	$1.6	$4.1	$10.6	$19.4	$36.4	$40.8	$19.5	$9.9
Whole-loan	1.0	—	3.0	—	4.9	—	—	—

Total Net Proceeds	$2.6	$4.1	$13.6	$19.4	$41.3	$40.8	$19.5	$9.9

     In the second quarter of 2003, proceeds from receivables sales totaled $2.6 billion, including $800 million from our bank-sponsored commercial paper programs, $400 million from the sales of retail installment sale contracts in Germany and $400 million related to the top-up of revolving retail transactions in Europe.

     The following table summarizes the activity related to the off-balance sheet sales of receivables reported in investment and other income related to receivables sales for the periods indicated:

	Second Quarter		First Half		Full-Year

	2003	2002	2003	2002	2002	2001	2000	1999

	(in millions)

Net gain on sales of receivables	$51	$18	$284	$231	$529	$412	$14	$83
Servicing fees	179	180	376	338	700	456	190	136
Interest income from retained securities	197	148	407	300	606	379	152	173
Excess spread and other	245	173	496	288	775	186	201	41

Total investment and other income related to sales of receivables	$672	$519	$1,563	$1,157	$2,610	$1,433	$557	$433

     Investment and other income related to receivables sales and financing margin impact includes the effects of the reacquired receivables through May 15, 2003, the date of the accounting consolidation of FCAR. In accordance with generally accepted accounting principles, such amounts will not be re-stated for prior reporting periods. In the future, any on-balance sheet securitizations will not generate gains on sale or other securitization income.

     Sales of receivables through off-balance sheet securitizations and whole-loan sale transactions reduce our financing margins in the year the receivables are sold, as well as in future years, compared with what they otherwise would be if we continued to own the receivables. These foregone financing margins can offset any positive impact associated with the gain on sales of receivables. The net impact of off-balance sheet securitizations and whole-loan sale transactions on our revenue and earnings in a given period will vary depending on the amount and type of receivables sold and the timing of the transactions in the current period and the preceding two to three year period, as well as the interest rate environment at the times the finance receivables were originated and securitized or sold. The following table shows the calculations and amounts we used to analyze the pre-tax impact of sales of receivables through off-balance sheet securitizations and whole-loan sale transactions for the periods indicated, net of the effect of reduced financing margins attributable to the sold receivables:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

	Second Quarter		First Half		Full-Year

	2003	2002	2003	2002	2002	2001	2000	1999

	(in millions)
Total investment and other income related to sales of receivables	$672	$519	$1,563	$1,157	$2,610	$1,433	$557	$433
Impact of securitizations on net financing margin on a managed basis: Relevant period securitizations	$(12)	$(12)	$(300)	$(244)	$(968)	$(1,059)	$(243)	$(218)
Securitizations prior to the relevant period	(853)	(633)	(1,470)	(1,152)	(1,967)	(611)	(521)	(158)

Total impact of securitizations on net financing margin	$(865)	$(645)	$(1,770)	$(1,396)	$(2,935)	$(1,670)	$(764)	$(376)

Pre-tax impact of receivables sales on a managed basis	$(193)	$(126)	$(207)	$(239)	$(325)	$(237)	$(207)	$57

Memo:
Receivables sold	$2,666	$5,122	$13,248	$16,688	$40,712	$52,533	$21,618	$12,910
Servicing portfolio as of period-end	62,595	65,742	62,595	65,742	76,346	58,748	28,366	19,471
Pre-tax gain per dollar of retail receivables sold	1.9%	0.5%	2.1%	1.5%	1.4%	1.2%	0.1%	0.6%

     The net impact of off-balance sheet securitization on net financing margins on a managed basis was calculated using a borrowing cost equal to the actual financing rate paid to securitization investors, which was significantly lower than our average borrowing cost for unsecured debt for the periods presented. If calculated using our average borrowing cost for unsecured debt, the reduction in financing margin from securitizations would be significantly lower and the pre-tax impact of receivables sales would be significantly higher than the amounts shown.

Outlook

     We expect our second half 2003 earnings to be lower than earnings reported in the first half of 2003, reflecting primarily lower levels of securitization and receivables.

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

Other Financial Information

     PricewaterhouseCoopers LLP (“PwC”) has not audited the interim financial information included in this 10-Q report. In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

Additional Information

     More information about our business can be found in our 10-K Report. There we discuss in greater detail our business, critical accounting policies, products, market share and volume, receivables, credit losses, residual risks, securitization and the use of special purpose entities, funding and liquidity, and capital adequacy. Additionally, our annual financial statements and selected Ford information are included in our 10-K Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In our 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. To provide a quantitative measure of the sensitivity of our earnings to changes in interest rates, we use an interest rate scenario that assumes a hypothetical, instantaneous increase in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. The difference in pre-tax earnings between these scenarios over a one-year horizon represents an estimate of the sensitivity of our pre-tax earnings over the following year. Under this model, we estimate that at June 30, 2003, all else constant, such an increase in interest rates would reduce our pre-tax earnings by approximately $155 million over the next twelve months, compared with $153 million at December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-14(c) issued under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2003. Based on that evaluation, our chief executive officer and chief financial officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

     Changes in internal controls. No changes in our internal controls over financial reporting occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Nothing to report.

ITEM 2. CHANGES IN SECURITIES

     Not required.

PART II. OTHER INFORMATION (Continued)

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

     Not required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not required.

ITEM 5. OTHER INFORMATION

     You can find additional information about Ford’s operating results, material litigation and regulation in Part I and Item 1 and Item 5 of Part II of Ford’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which has been included as an exhibit to this Report and is incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: please refer to Exhibit Index on page 31.

     (b)  Reports on Form 8-K during the quarter ended June 30, 2003:

DATE OF REPORT	ITEM	FINANCIAL STATEMENTS FILED

April 1, 2003	Item 5 — Other Events	None
April 16, 2003	Item 5 — Other Events	News Release dated April 16, 2003 of Ford Motor Credit Company with attachment and news release dated April 16, 2003 of Ford Motor Company with attachments.
May 1, 2003	Item 5 — Other Events	None
May 7, 2003	Item 5 — Other Events	None
June 3, 2003	Item 5 — Other Events	None

SIGNATURE

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized officer and director.

FORD MOTOR CREDIT COMPANY By /s/ David P. Cosper David P. Cosper Executive Vice President, Chief Financial Officer and Treasurer

Date: August 5, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of

Ford Motor Credit Company:

     We have reviewed the accompanying consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income and of earnings retained for use in the business for each of the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Ford Motor Credit Company’s management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report dated January 17, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

July 16, 2003

FORD MOTOR CREDIT COMPANY

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report
Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated July 16, 2003, relating to Financial Information	Filed with this Report
Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report
Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report
Exhibit 32.1	Section 1350 Certification of CEO	Filed with this Report
Exhibit 32.2	Section 1350 Certification of CFO	Filed with this Report
Exhibit 99	Part I, Items 1, 2, 4 and 5 of Part II, Exhibit 12 and Exhibit 15 of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.	Filed with this Report