Form 10-Q
period 2003-09-30
FORD MOTOR CREDIT CO
filed 2003-11-14
CIK 38009

Ford Motor Credit Company

QUARTERLY REPORT

ON FORM 10-Q

for the quarter ended

September 30, 2003

Filed pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes               No   ✓

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 250,000 shares of common stock as of November 13, 2003. No voting stock of the registrant is held by non-affiliates of the registrant.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
AND OF EARNINGS RETAINED FOR USE IN THE BUSINESS
For the Periods Ended September 30, 2003 and 2002
(in millions)

	Third Quarter		Nine Months

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$2,098	$2,639	$6,873	$8,135
Retail	1,695	1,885	4,700	5,733
Wholesale	284	242	844	693
Other	49	92	244	272

Total financing revenue	4,126	4,858	12,661	14,833
Depreciation on operating leases	(1,638)	(2,090)	(5,623)	(6,352)
Interest expense	(1,430)	(1,737)	(4,428)	(5,353)

Net financing margin	1,058	1,031	2,610	3,128
Other revenue
Investment and other income related to sales of receivables	575	595	2,139	1,752
Insurance premiums earned	54	70	179	198
Other income	234	96	742	508

Total financing margin and revenue	1,921	1,792	5,670	5,586
Expenses
Operating expenses	626	566	1,785	1,768
Provision for credit losses	445	711	1,509	2,262
Other insurance expenses	41	55	179	181

Total expenses	1,112	1,332	3,473	4,211

Income before income taxes	809	460	2,197	1,375
Provision for income taxes	305	171	848	511

Income before minority interests	504	289	1,349	864
Minority interests in net income of subsidiaries	—	1	2	1

Income from continuing operations	504	288	1,347	863

Income from discontinued operations	—	6	—	17

Net income	504	294	1,347	880
Earnings retained for use in the business
Beginning of period	7,738	9,297	8,795	8,711
Dividends	(1,000)	(450)	(2,900)	(450)

End of period	$7,242	$9,141	$7,242	$9,141

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,	September 30,
	2003	2002	2002

	(Unaudited)		(Unaudited)
Assets
Cash and cash equivalents	$20,298	$6,800	$7,082
Investments in securities	566	655	558
Finance receivables, net	107,460	94,636	102,176
Net investment in operating leases	24,819	31,631	33,541
Retained interest in securitized assets	10,203	17,618	9,675
Notes and accounts receivable from affiliated companies	1,656	1,672	1,679
Derivative financial instruments	8,714	8,365	6,585
Assets of discontinued and held-for-sale operations	—	2,399	2,503
Other assets	4,664	6,393	5,588

Total assets	$178,380	$170,169	$169,387

Liabilities and Stockholder’s Equity
Liabilities
Accounts payable
Trade, customer deposits, and dealer reserves	$1,666	$1,436	$1,306
Affiliated companies	1,811	783	1,479

Total accounts payable	3,477	2,219	2,785
Debt	149,628	140,263	140,307
Deferred income taxes	6,061	5,409	5,183
Derivative financial instruments	996	772	927
Liabilities of discontinued and held-for-sale operations	—	821	833
Other liabilities and deferred income	5,709	7,116	5,675

Total liabilities	165,871	156,600	155,710
Minority interests in net assets of subsidiaries	18	19	19
Stockholder’s Equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117	5,117
Accumulated other comprehensive income/(loss)	107	(387)	(625)
Retained earnings	7,242	8,795	9,141

Total stockholder’s equity	12,491	13,550	13,658

Total liabilities and stockholder’s equity	$178,380	$170,169	$169,387

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2003 and 2002
(in millions)

	Nine Months

	2003	2002

	(Unaudited)
Cash flows from operating activities
Income from continuing operations	$1,347	$863
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Provision for credit losses	1,509	2,262
Depreciation and amortization	5,923	6,657
Gain on sales of finance receivables	(329)	(289)
Increase in deferred income taxes	567	480
Decrease/(increase) in other assets	2,165	(229)
Increase in other liabilities	762	1,349
All other operating activities	(27)	(229)

Net cash provided by operating activities	11,917	10,864

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(37,866)	(44,036)
Collection of finance receivables (other than wholesale)	24,312	25,581
Purchase of operating lease vehicles	(7,885)	(15,188)
Liquidation of operating lease vehicles	9,255	12,211
Increase in wholesale receivables	(894)	(1,737)
Net change in retained interests	4,419	636
Decrease in notes receivable with affiliates	256	278
Proceeds from sales of finance receivables	15,781	28,237
Purchase of investment securities	(481)	(420)
Proceeds from sale/maturity of investment securities	581	388
Proceeds from debt repayments related to discontinued operations	1,421	—
All other investing activities	42	350

Net cash provided by investing activities	8,941	6,300

Cash flows from financing activities
Proceeds from issuance of long-term debt	14,776	12,127
Principal payments on long-term debt	(20,440)	(17,990)
Increase/(decrease) in short-term debt	957	(7,546)
Cash dividends paid	(2,900)	(450)
All other financing activities	—	659

Net cash used in financing activities	(7,607)	(13,200)

Effect of exchange rate changes on cash and cash equivalents	247	179

Net change in cash and cash equivalents	13,498	4,143
Cash and cash equivalents, beginning of period	6,800	2,939

Cash and cash equivalents, end of period	$20,298	$7,082

Supplementary cash flow information
Interest paid	$4,945	$5,529
Taxes paid	122	187
Supplementary non-cash flow information
Consolidation of FCAR Owner Trust	$(2,527)	$—
Market valuation of derivative instruments	(1,817)	(3,367)

The accompanying notes are an integral part of the financial statements.

ITEM 1. FINANCIAL STATEMENTS (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1. FINANCE RECEIVABLES, NET (in millions)

	September 30,	December 31,	September 30,
	2003	2002	2002

	(Unaudited)		(Unaudited)
Retail(a)	$82,361	$70,837	$79,597
Wholesale(b)	18,773	16,571	16,032
Other(b)	9,016	9,840	9,208

Total finance receivables, net of unearned income	110,150	97,248	104,837
Less: Allowance for credit losses	(2,690)	(2,612)	(2,661)

Finance receivables, net	$107,460	$94,636	$102,176

Memo: Managed receivables (including net investment in operating leases)	$181,125	$197,628	$201,553

(a)	At September 30, 2003, includes about $10.7 billion of retail receivables that have been sold for legal purposes to Ford Credit-sponsored securitization special purpose entities (“SPEs”) that sell asset-backed securities to FCAR Owner Trust (“FCAR”) and are available only for repayment of asset-backed commercial paper issued by FCAR and other securitization investors and other participants. These receivables are not available to pay the obligations of Ford Credit or the claims of Ford Credit’s creditors.

(b)	At September 30, 2003, includes approximately $800 million of wholesale receivables and $100 million of other receivables with dealers that are reported as consolidated subsidiaries of Ford effective July 1, 2003. These receivables generally are not guaranteed by Ford.

NOTE 2. DEBT (in millions)

	September 30,	December 31,	September 30,
	2003	2002	2002

	(Unaudited)		(Unaudited)
Short-Term Debt
Commercial paper	$8,843	$8,180	$8,139
Asset-backed commercial paper(a)	9,230	—	—
Ford Money Market Account	6,951	5,079	5,022
Other short-term debt(b)	2,282	2,935	2,841

Total short-term debt	27,306	16,194	16,002

Long-Term Debt
Unsecured senior indebtedness(c)
Notes payable within one year(d)	27,588	22,841	22,017
Notes payable after one year(e)	94,810	101,299	102,366
Unamortized discount	(76)	(71)	(78)

Total long-term debt	122,322	124,069	124,305

Total debt	$149,628	$140,263	$140,307

Weighted-Average Interest Rate(f)
Total short-term debt	2.47%	4.31%	4.57%
Total long-term debt	4.48%	4.76%	5.13%
Total debt	4.08%	4.70%	5.06%

(a)	Amounts represent asset-backed commercial paper issued by FCAR, which is payable solely out of collections on the receivables supporting FCAR’s assets and is not the legal obligation of Ford Credit.

(b)	Includes $130 million, $520 million, and $721 million with affiliated companies at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

FINANCIAL STATEMENTS (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. DEBT (in millions) (Continued)

(c)	Unsecured senior notes mature at various dates through 2078.

(d)	Includes $402 million, $645 million, and $295 million with affiliated companies at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

(e)	Includes $147 million, $208 million, and $629 million with affiliated companies at September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

(f)	Average interest rates for the quarter reflect average period rates and include the effects of interest rate swap agreements.

NOTE 3. FCAR OWNER TRUST

      Ford Credit uses a special purpose trust, FCAR, as a source of funds for its operations. FCAR’s activities are limited to issuing asset-backed commercial paper and other securities and buying highly-rated asset-backed securities issued by securitization SPEs sponsored by Ford Credit.

      In the second quarter of 2003, Ford Credit purchased a portion of equity interests in FCAR from unaffiliated parties. As a result of this transaction, FCAR’s assets, liabilities and results of operations were consolidated into Ford Credit’s financial statements. In addition, the accounting consolidation of FCAR also caused certain of the Ford Credit sponsored securitization SPEs that sell asset-backed securities to FCAR to lose their status as qualifying SPEs under the Statement of Financial Accounting Standard No. 140 (“SFAS No. 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Consequently, the receivables previously sold by us to these SPEs were deemed to be reacquired (“reacquired receivables”) by us in accordance with SFAS No. 140 requirements and were consolidated in the second quarter at fair value. Following the accounting consolidation of FCAR, most sales of receivables to Ford Credit sponsored SPEs that sell asset-back securities to FCAR will not qualify as an accounting sale and will be reported on-balance sheet.

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

      At September 30, 2003, about $10.7 billion of retail installment receivables reported on Ford Credit’s balance sheet have been sold for legal purposes to Ford Credit sponsored securitization SPEs that sell asset-backed securities to FCAR and are available only to pay securitization investors and other participants and are not available to pay the obligations of Ford Credit or the claims of Ford Credit’s creditors. These finance receivables supported $9.2 billion of asset-backed commercial paper issued by FCAR, which is payable solely out of collections on these receivables and is not the legal obligation of Ford Credit.

NOTE 4. VARIABLE INTEREST ENTITIES

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statement the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity (“VIE”), as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 also requires disclosures about VIE’s that the company is not required to consolidate but in which it has a significant variable interest. Ford Credit adopted FIN 46 effective July 1, 2003.

FINANCIAL STATEMENTS (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4. VARIABLE INTEREST ENTITIES (Continued)

      Ford Credit has investments in certain joint ventures deemed to be VIEs in which it is not the primary beneficiary. The risks and rewards associated with Ford Credit’s interests in these entities are based primarily on ownership percentages. Ford Credit’s maximum exposure to any potential losses, should they occur, associated with these VIEs is limited to its equity investments, which at September 30, 2003 totaled approximately $100 million.

      Ford Credit also sells receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. The application of FIN 46 might require the sponsor banks to consolidate the assets and liabilities of these SPEs into their financial results or restructure these SPEs and may, in certain circumstances, require the consolidation by Ford Credit of all or a portion of these SPEs. At September 30, 2003, these SPEs held about $5.3 billion of retail installment sale contracts previously owned by Ford Credit and no circumstances exist that require Ford Credit to consolidate any portion of these SPEs in its financial results under FIN 46. Also, none of the bank sponsors have indicated to Ford Credit any intention to terminate their SPEs or reduce their purchases of receivables as a result of FIN 46.

NOTE 5. COMPREHENSIVE INCOME (in millions)

	Third Quarter		Nine Months

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net income	$504	$294	$1,347	$880
Other comprehensive income	99	153	494	585

Total comprehensive income	$603	$447	$1,841	$1,465

      Other comprehensive income includes foreign currency translation adjustments, net unrealized gains and losses on investments in securities, unrealized gains and losses on certain derivative instruments, and unrealized gains and losses on retained interests in securitized assets.

NOTE 6. GUARANTEES

      On November 26, 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. During 2003, Ford Credit issued new guarantees and indemnifications, which are included in the disclosures below and are recorded in the financial statements at amounts which were not material. Guarantees issued prior to January 1, 2003 are not subject to liability recognition, but are subject to expanded disclosure requirements.

      At September 30, 2003, the following guarantees were issued and outstanding:

      Guarantees of certain obligations of unconsolidated affiliates and other third parties: In some cases, Ford Credit has guaranteed debt and other financial obligations of unconsolidated affiliates and other third parties, including joint ventures and Ford. Expiration dates vary or guarantees will terminate on payment or cancellation of the obligation. A payment under these guarantees would be triggered by failure of the guaranteed party to fulfill its guaranteed obligations. Generally, Ford Credit is entitled to collect from the guaranteed party amounts it would have to pay pursuant to a guarantee. However, Ford Credit’s ability to collect these amounts is sometimes deferred until the third party is paid in full. The maximum potential future payment under these guarantees is approximately $202 million.

      Indemnifications: In the ordinary course of business, Ford Credit executes contracts that include indemnifications typical in the industry, which are related to several types of transactions,

FINANCIAL STATEMENTS (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6. GUARANTEES (Continued)

such as debt funding, derivatives, the sale of receivables, and the sale of businesses. These indemnifications might include any of the following matters: intellectual property and privacy rights; governmental regulations and employment-related issues; dealer, supplier, and other commercial contractual relationships; financial status; tax related issues; securities law; and environmental related issues. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. Ford Credit regularly evaluates the probability of having to incur costs for others and has appropriately accrued for expected losses that are probable. Ford Credit is party to numerous indemnifications and many of these indemnities do not limit potential payments; therefore, Ford Credit is unable to estimate a maximum potential amount of future payments that could result from claims made under these indemnities.

NOTE 7. SEGMENT INFORMATION (in millions)

      Ford Credit manages its operations through two segments, Ford Credit North America and Ford Credit International.

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Other	Statements

	(Unaudited)
Third Quarter
2003
Revenue(a)	$4,639	$959	$(609)	$4,989
Income(b)
Income before income taxes	563	194	52	809
Provision for income taxes	208	68	29	305
Net income	355	126	23	504
Other disclosures(a)
Depreciation on operating leases	1,488	150	—	1,638
Interest expense	1,390	404	(364)	1,430
2002
Revenue(a)	$5,707	$919	$(1,007)	$5,619
Income(b)
Income before income taxes	523	132	(195)	460
Provision for income taxes	207	46	(82)	171
Net income	316	86	(108)	294
Other disclosures(a)
Depreciation on operating leases	1,937	153	—	2,090
Interest expense	1,834	388	(485)	1,737

(a)	Operating segments are presented on a managed asset basis (managed assets include on-balance sheet receivables and securitized off-balance sheet receivables) for these items; therefore, eliminations/other include adjustments to reconcile to financial statement results.

(b)	Eliminations/Other largely reflects the impact of the net market valuation of derivative instruments and associated exposures, which are managed separately and included entirely in this category.

FINANCIAL STATEMENTS (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7. SEGMENT INFORMATION (in millions) (Continued)

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Other	Statements

	(Unaudited)
Nine Months
2003
Revenue(a)	$15,260	$2,786	$(2,325)	$15,721
Income(b)
Income before income taxes	1,516	527	154	2,197
Provision for income taxes	605	184	59	848
Net income	911	342	94	1,347
Other disclosures(a)
Depreciation on operating leases	5,197	426	—	5,623
Interest expense	4,458	1,226	(1,256)	4,428
Finance receivables (including net investment in operating leases)	145,117	38,351	(51,189)	132,279
Total assets	168,148	44,739	(34,507)	178,380
2002
Revenue(a)	$17,534	$2,714	$(2,957)	$17,291
Income(b)
Income before income taxes	1,183	391	(199)	1,375
Provision for income taxes	456	138	(83)	511
Net income	727	254	(101)	880
Other disclosures(a)
Depreciation on operating leases	5,942	410	—	6,352
Interest expense	5,762	1,175	(1,584)	5,353
Finance receivables (including net investment in operating leases)	170,088	36,039	(70,410)	135,717
Total assets	182,254	37,271	(50,138)	169,387

(a)	Operating segments are presented on a managed asset basis (managed assets include on-balance sheet receivables and securitized off-balance sheet receivables) for these items; therefore, eliminations/ other include adjustments to reconcile to financial statement results.

(b)	Eliminations/ Other largely reflects the impact of the net market valuation of derivative instruments and associated exposures, which are managed separately and included entirely in this category.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We provide vehicle and dealer financing in 36 countries to more than 11 million customers and more than 12,500 automotive dealers. We were incorporated in Delaware in 1959 and are an indirect wholly-owned subsidiary of Ford. Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

      We divide our business into segments based on geographic regions: Ford Credit North America and Ford Credit International. The Ford Credit North America segment includes our operations in the United States and Canada. These operations primarily offer our financing products and services to and through Ford, Lincoln, Mercury, Mazda, Jaguar, Land Rover, Volvo and Aston Martin brand dealers. The Ford Credit International segment includes our operations in all other countries in which we do business directly and indirectly. The Ford Credit International segment includes operations in three main regions: Europe, Asia/ Pacific and Latin America. These operations offer substantially similar products and services, subject to local legal restrictions and market conditions. For a more detailed discussion of our business segments and the geographic scope of our operations, refer to the “Overview” section of Item 1 of our 10-K Report.

Results of Operations

     Third Quarter 2003 Compared with Third Quarter 2002

      We earned $504 million in the third quarter of 2003, up $210 million or 71% compared with earnings of $294 million a year ago. Our consolidated pre-tax income from continuing operations in the third quarter of 2003 was $809 million, up $349 million or 76% from earnings of $460 million in the same period a year ago. The increase in earnings primarily reflected a lower provision for credit losses, the favorable impact of the interest rate environment on borrowing costs and the net favorable market valuation of derivative instruments and associated exposures. The impact of lower average net receivables was a partial offset.

      Results of our operations are presented by business segment. Our results for the third quarter of 2003 and 2002 are shown below:

	Third Quarter

			2003
			Over/(Under)
	2003	2002	2002

	(in millions)
Income before income taxes
Ford Credit North America	$563	$523	$40
Ford Credit International	194	132	62
Eliminations/ Other	52	(195)	247

Pre-tax income from continuing operations	$809	$460	$349
Provision for income taxes and minority interests	(305)	(172)	(133)
Income from discontinued/held-for-sale operations	0	6	(6)

Total net income	$504	$294	$210

      Ford Credit North America income before income taxes in the third quarter of 2003 was $563 million, up $40 million or 8% from the third quarter of 2002. This increase primarily reflected a lower provision for credit losses and the favorable impact of the interest rate environment on borrowing costs, offset partially by the impact of lower average net receivables.

      Ford Credit International income before income taxes in the third quarter of 2003 was $194 million, up $62 million or 47% from the third quarter of 2002. This increase primarily reflected a lower provision for credit losses and higher income related to securitizations.

      Income before income taxes in the eliminations/other category in the third quarter of 2003 was $52 million, up $247 million from the third quarter of 2002. The improvement primarily reflected the net favorable market valuation of derivative instruments and associated exposures, which is included in “Other income” and “Investment and other income related to sales of receivables” on our income statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     First Nine Months 2003 Compared with First Nine Months 2002

      We earned $1,347 million in the first nine months of 2003, up $467 million or 53% compared with earnings of $880 million a year ago. Our consolidated pre-tax income from continuing operations in the first nine months of 2003 was $2,197 million, up $822 million or 60% from earnings of $1,375 million in the same period a year ago. The increase in earnings primarily reflected a lower provision for credit losses, the favorable impact of the interest rate environment on borrowing costs, higher income related to securitizations and the net favorable market valuation of derivative instruments and associated exposures. The impact of lower average net receivables was a partial offset.

      Our results for the first nine months of 2003 and 2002 are shown below:

	First Nine Months

			2003
			Over/(Under)
	2003	2002	2002

	(in millions)
Income before income taxes
Ford Credit North America	$1,516	$1,183	$333
Ford Credit International	527	391	136
Eliminations/ Other	154	(199)	353

Pre-tax income from continuing operations	$2,197	$1,375	$822
Provision for income taxes and minority interests	(850)	(512)	(338)
Income from discontinued/held-for-sale operations	0	17	(17)

Total net income	$1,347	$880	$467

      Ford Credit North America income before income taxes in the first nine months of 2003 was $1,516 million, up $333 million or 28% from the first nine months of 2002. This increase primarily reflected the favorable impact of the interest rate environment on borrowing costs, a lower provision for credit losses and higher income related to securitizations, offset partially by the impact of lower average net receivables.

      Ford Credit International income before income taxes in the first nine months of 2003 was $527 million, up $136 million or 35% from a year ago, reflecting primarily a lower provision for credit losses, higher income related to securitizations and the favorable impact related to changes in currency exchange rates.

      Income before income taxes in the eliminations/other category in the first nine months of 2003 was $154 million, up $353 million from the first nine months of 2002. The improvement primarily reflected the net favorable market valuation of derivative instruments and associated exposures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

     Placement Volume and Financing Share

      Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Third Quarter		First Nine Months		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

	(in thousands)
Worldwide
Retail installment	844	936	2,289	2,611	3,322	4,495	3,777	3,428
Operating and finance leases	111	183	388	627	775	1,050	1,228	1,065

Total financing volume	955	1,119	2,677	3,238	4,097	5,545	5,005	4,493

North America Segment
United States	588	729	1,551	2,022	2,512	3,819	3,525	3,139
Canada	55	55	156	165	212	227	210	198

Total North America segment	643	784	1,707	2,187	2,724	4,046	3,735	3,337

International Segment
Europe	205	220	649	705	917	988	795	829
Other international	107	115	321	346	456	511	475	327

Total International segment	312	335	970	1,051	1,373	1,499	1,270	1,156

Total financing volume	955	1,119	2,677	3,238	4,097	5,545	5,005	4,493

      Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of new Ford brand vehicles acquired by dealers in Europe:

			First Nine
	Third Quarter		Months		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

United States
Financing Share — Ford, Lincoln and Mercury
Retail installment and lease	48%	47%	39%	42%	41%	54%	51%	47%
Wholesale	82	85	83	85	84	84	84	84
Europe
Financing share — Ford
Retail installment and lease	31%	33%	31%	34%	34%	37%	32%	33%
Wholesale	96	98	96	97	97	97	97	96

      Worldwide. Our worldwide financing contract placement volumes were 955,000 in the third quarter of 2003, down 164,000 contracts or 15% compared with a year ago. Retail installment contracts were 844,000, down 92,000 contracts or 10% compared with the prior year. Lease contract volumes were 111,000, down 72,000 contracts or 39% compared with a year ago. In the first nine months of 2003, financing contract volumes were 2,677,000, down 561,000 or 17% compared with a year ago. Retail installment contracts were 2,289,000, down 322,000 contracts or 12% compared with the prior year. Lease contract volumes were 388,000, down 239,000 contracts or 38% compared with a year ago.

      North America. Our North America financing contract placement volumes were 643,000 in the third quarter of 2003, down 141,000 contracts or 18% compared with a year ago. In the United States, this decline reflected the reduction of used and non-Ford retail installment financing and the continued focus on supporting Ford’s brands. In addition, we continued to reduce the amount of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

lease financing. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 48% in the third quarter of 2003, up 1 percentage point from a year ago and up 14 percentage points from the second quarter of 2003. Higher financing share compared with the second quarter reflected the increased use of Ford’s marketing programs that require our financing products.

      In the first nine months of 2003, our North America financing contract placement volumes were 1,707,000, down 480,000 or 22% compared with a year ago. Our United States financing share in the first nine months of 2003 was 39% compared with 42% a year ago. Lower financing share reflected the increased use of Ford’s cash rebate marketing programs in the first half of 2003 that did not require our financing products, which was offset partially by higher financing share in the third quarter of 2003 as a result of Ford’s marketing programs that did require our financing products.

      International. In the third quarter of 2003, our financing contract placement volumes were 312,000, down 23,000 contracts or 7% compared with a year ago. This decrease primarily reflected changes in Ford’s retail marketing programs in Germany and Britain and lower fleet contract volumes in Britain. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 31% in the third quarter of 2003, compared with 33% a year ago.

      In the first nine months of 2003, our total financing contract placement volumes were 970,000, down 81,000 or 8% compared with a year ago. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 31% in the first nine months of 2003, compared with 34% a year ago. This overall decrease resulted from the same factors described in the preceding paragraph.

Finance Receivables and Operating Leases

      Our financial condition is significantly impacted by the performance of our on-balance sheet and managed receivables. Our on-balance sheet finance receivables, net of allowance for credit losses, and net investment in operating leases, and our managed finance receivables and net investment in operating leases, are shown below. On-balance sheet receivables include receivables we own, the reacquired receivables, and receivables we sold to SPEs in on-balance sheet securitizations that we continue to service. Our securitized off-balance sheet receivables include receivables sold in off-balance sheet securitizations that we continue to service. Our managed receivables include both on-balance sheet and securitized off-balance sheet receivables. Our serviced receivables, which

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

include our managed receivables and receivables that we have sold in whole-loan sale transactions and continue to service, are also noted:

	September 30,		December 31,

	2003	2002	2002	2001	2000	1999

	(in billions)
Outstanding Receivables, Net — On-Balance Sheet (including On-Balance sheet securitizations)
Finance receivables
Retail installment	$80.0	$77.3	$68.4	$83.4	$79.9	$75.4
Wholesale	18.6	15.8	16.4	15.4	33.7	26.1
Other	8.9	9.1	9.8	9.2	8.4	7.1

Total finance receivables, net	$107.5	$102.2	$94.6	$108.0	$122.0	$108.6
Net investment in operating leases	24.8	33.5	31.6	37.5	36.8	31.5

Total on-balance sheet	$132.3	$135.7	$126.2	$145.5	$158.8	$140.1

Memo: Allowance for credit losses included above	$3.2	$3.2	$3.2	$2.8	$1.6	$1.5

Outstanding Receivables — Securitized Off-Balance Sheet
Finance receivables
Retail installment	$31.0	$47.1	$48.9	$41.3	$26.0	$14.5
Wholesale	17.8	18.7	22.5	17.4	2.4	5.0
Other	—	—	—	—	—	—

Total finance receivables	$48.8	$65.8	$71.4	$58.7	$28.4	$19.5
Net investment in operating leases	—	—	—	—	0.1	0.1

Total securitized off-balance sheet	$48.8	$65.8	$71.4	$58.7	$28.5	$19.6

Outstanding Receivables — Managed
Finance receivables
Retail installment	$111.0	$124.4	$117.3	$124.7	$105.9	$89.9
Wholesale	36.4	34.5	38.9	32.8	36.1	31.1
Other	8.9	9.1	9.8	9.2	8.4	7.1

Total finance receivables	$156.3	$168.0	$166.0	$166.7	$150.4	$128.1
Net investment in operating leases	24.8	33.5	31.6	37.5	36.9	31.6

Total managed	$181.1	$201.5	$197.6	$204.2	$187.3	$159.7

Outstanding Receivables — Serviced	$186.9	$201.5	$202.6	$204.2	$187.3	$159.7

      On-Balance Sheet Receivables. On-balance sheet finance receivables and net investment in operating leases, net of allowance for credit losses, at September 30, 2003 were $132.3 billion, down $3.4 billion or 3% from a year ago and up $6.1 billion or 5% from December 31, 2002. The reduction from September 30, 2002 primarily reflected lower lease and retail placement volumes, receivables sold in securitizations and whole-loan sale transactions, offset partially by the impact of the accounting consolidation of FCAR. Lower net investment in operating leases resulted from Ford’s marketing programs including Ford-sponsored special-rate retail installment financing or cash rebates, that caused leasing to be a less attractive financing alternative for our customers.

      At September 30, 2003, on-balance sheet retail receivables included $10.7 billion that have been sold for legal purposes to Ford Credit-sponsored securitization SPEs that sell asset-backed securities to FCAR and are available only for repayment of asset-backed commercial paper issued by FCAR, other securitization investors and other participants. These receivables are not available to pay the obligations of Ford Credit or the claims of Ford Credit’s creditors.

      Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables at September 30, 2003 were $48.8 billion, down $17 billion or 26% from a year ago and down $22.6 billion or 32% from December 31, 2002. This decrease primarily reflected the reacquired

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

receivables now reported on our balance sheet, the slower pace of securitizations this year, and the increased use of whole-loan sale transactions.

      Managed Receivables. Total managed receivables at September 30, 2003 were $181.1 billion, down $20.4 billion or 10% from September 30, 2002, primarily reflecting lower retail installment finance receivables, resulting from the sale of U.S. retail finance receivables in whole-loan sale transactions, lower placement volumes, and lower net investment in operating leases. Net investment in operating leases was lower resulting from Ford’s marketing programs including Ford-sponsored special-rate retail installment financing or cash rebates that caused leasing to be a less attractive financing alternative for our customers.

      Serviced Receivables. Serviced receivables includes our managed receivables and receivables that we sold in whole-loan sale transactions. We continue to service the receivables sold in whole-loan sale transactions. We retain no interest in the receivables, however, and all credit risk associated with the receivables are transferred to the buyer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Loss Experience

     Worldwide

      The following tables show actual credit losses net of recoveries, which is referred to as net credit losses, for our worldwide on-balance sheet, reacquired receivables, securitized off-balance sheet and managed portfolios, for the various categories of financing during the periods indicated. The loss-to-receivables ratio, which equals net credit losses divided by the average amount of net receivables outstanding for the period, is shown for on-balance sheet (including reacquired receivables) and managed portfolios.

	Third Quarter		First Nine Months		Full Year

	2003	2002	2003	2002	2002	2001

	(in millions)
Net Credit Losses
On-Balance Sheet
Retail installment and lease	$443	$584	$1,356	$1,678	$2,292	$2,052
Wholesale	21	7	38	23	40	33
Other	2	0	16	22	30	24

Total on-balance sheet	$466	$591	$1,410	$1,723	$2,362	$2,109
Reacquired Receivables (retail)	37	—	56	—	—	—

Total On-Balance Sheet (including reacquired receivables)	$503	$591	$1,466	$1,723	$2,362	$2,109

Securitized Off-Balance Sheet
Retail installment and lease	$178	$115	$539	$302	$448	$220
Wholesale	(2)	—	1	—	6	1
Other	—	—	—	—	—	—

Total securitized off-balance sheet	$176	$115	$540	$302	$454	$221

Managed
Retail installment and lease	$658	$699	$1,951	$1,980	$2,740	$2,272
Wholesale	19	7	39	23	46	34
Other	2	0	16	22	30	24

Total managed	$679	$706	$2,006	$2,025	$2,816	$2,330

Loss-to-Receivables Ratios
On-Balance Sheet (including reacquired receivables)
Retail installment and lease	1.83%	2.06%	1.89%	1.96%	2.04%	1.74%
Wholesale	0.44	0.18	0.28	0.20	0.25	0.12
Total including other	1.52%	1.71%	1.54%	1.65%	1.72%	1.36%
Managed
Retail installment and lease	1.91%	1.75%	1.85%	1.66%	1.73%	1.45%
Wholesale	0.21	0.08	0.13	0.09	0.13	0.10
Total including other	1.47%	1.39%	1.41%	1.33%	1.39%	1.20%

      Credit Losses — On-Balance Sheet. Net credit losses for our on-balance sheet portfolio, excluding credit losses on reacquired receivables, were $466 million in the third quarter of 2003, down $125 million or 21% from a year ago. Including credit losses on reacquired receivables, net credit losses were $503 million, down $88 million or 15% from a year ago. These deceases primarily reflected our lower level of receivables resulting from lower placement volumes, off-balance sheet securitizations and whole-loan sale transactions.

      The loss-to-receivables ratio for our on-balance sheet portfolio, excluding net credit losses associated with reacquired receivables, was 1.40% in the third quarter of 2003, down from 1.71% a year ago. The loss-to-receivables ratio for our on-balance sheet portfolio, including net credit losses associated with reacquired receivables, was 1.52% in the third quarter of 2003, down from 1.71% a year ago. We believe that the use of the on-balance sheet loss-to-receivables ratio that includes the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

net credit losses on reacquired receivables is useful to our investors because it provides a more complete presentation of our on-balance sheet loss performance.

      In the first nine months of 2003, net credit losses for our on-balance sheet portfolio, excluding credit losses on reacquired receivables, were $1,410 million, down $313 million or 18% from a year ago, reflecting primarily lower on-balance sheet receivables resulting from lower placement volumes, off-balance sheet securitizations and whole-loan sale transactions. Including credit losses associated with reacquired receivables, net credit losses were $1,466 million, down $257 million or 15% from a year ago. The loss-to-receivables ratio for our on-balance sheet portfolio, excluding net credit losses associated with reacquired receivables, was 1.48% in the first nine months of 2003, down from 1.65% a year ago. The loss-to-receivables ratio for our on-balance sheet portfolio, including net credit losses associated with reacquired receivables, was 1.54% in the first nine months of 2003, down from 1.65% a year ago.

      Credit Losses — Securitized Off-Balance Sheet. Net credit losses for our securitized off-balance sheet portfolio were $176 million in the third quarter 2003, up $61 million or 53% from a year ago. In the first nine months of 2003, net credit losses for our securitized off-balance sheet portfolio were $540 million, up $238 million or 79%. These increases reflected an increase in the average maturity of our securitized off-balance sheet receivables.

      Credit Losses — Managed. Net credit losses for our managed portfolio were $679 million in the third quarter of 2003, down $27 million or 4% from a year ago. The loss-to-receivables ratio for our managed portfolio was 1.47% in the third quarter of 2003, up from 1.39% a year ago, reflecting primarily lower retail receivables and net investment in operating leases. In the first nine months of 2003, net credit losses for our managed portfolio were $2,006 million, $19 million lower than a year ago.

Ford Credit U.S. Retail and Operating Lease

      The following table shows the loss-to-receivables, repossession, bankruptcy and delinquency statistics for our Ford, Lincoln and Mercury brand U.S. retail and lease portfolio, which is approximately 60% of our worldwide managed portfolio of retail receivables and net investment in operating leases at September 30, 2003.

	Third Quarter		First Nine Months		Full Year

	2003	2002	2003	2002	2002	2001

Loss-to-Receivables Ratios
On-balance sheet (including reacquired receivables)	1.80%	1.88%	1.90%	1.73%	1.87%	1.61%
Managed	1.86%	1.51%	1.80%	1.38%	1.50%	1.31%

Repossession Statistics — Managed
Repossessions (in thousands)	50	50	145	147	199	174
Repossession ratios	3.57%	2.81%	3.26%	2.69%	2.89%	2.45%

Other Metrics — Serviced
Average loss per repossession	$7,200	$7,000	$7,400	$6,800	$6,960	$6,600
New bankruptcy filings (in thousands)	27	29	84	90	118	91

	Third Quarter		Full Year

	2003	2002	2002	2001

Over-60-Day Delinquency Ratios — Managed	0.39%	0.38%	0.36%	0.40%

      Loss-to-Receivables Ratio — On-Balance Sheet. In the third quarter of 2003, the loss-to-receivables ratio for our on-balance sheet receivables, including reacquired receivables and related net credit losses, was 1.80%, compared with 1.88% a year ago. This improvement largely reflected the lower amount of off-balance sheet securitization in 2003, which resulted in a greater portion of the recently originated receivables being retained on our balance sheet. Credit losses on recently originated receivables are generally lower initially and increase as the receivables mature. In the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

third quarter of 2003, the loss-to-receivables ratio, excluding credit losses on reacquired receivables, was 1.59%, compared with 1.88% a year ago.

      In the first nine months of 2003, the loss-to-receivables ratio for our on-balance sheet receivables was 1.90%, up from 1.73% a year ago. The increase reflected a higher repossession rate and lower used vehicle auction values compared with the first nine months of 2002. In the first nine months of 2003, the loss-to-receivables ratio, excluding credit losses on reacquired receivables, was 1.78%, compared with 1.73% a year ago.

      Loss-to-Receivables Ratio — Managed. In the third quarter of 2003, the loss-to-receivables ratio for our managed receivables was 1.86%, compared with 1.51% a year ago. In the first nine months of 2003, the loss-to-receivables ratio was 1.80%, compared with 1.38% in the year ago period. These increases primarily reflected the impact of a higher repossession rate and lower managed receivables resulting from lower contract placement volumes and whole-loan sale transactions.

      Repossession Statistics — Managed. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding during the relevant periods, defined as the repossession ratio. In the third quarter of 2003, repossessions totaled about 50,000 units, unchanged from a year ago, and our repossession ratio was 3.57%, compared with 2.81% in the third quarter of 2002. While our total number of repossessions has remained constant over year-ago periods, the total number of outstanding contracts has decreased, resulting in an increase in repossession ratio. In the first nine months of 2003, repossessions totaled about 145,000 units, about the same as a year ago, and our repossession ratio was 3.26%, compared with 2.69% a year ago.

      Other Metrics — Serviced. In the third quarter of 2003, our average loss per repossession, which we refer to as severity, was $7,200, up $200 per unit from a year ago. In the first nine months of 2003, our average loss per repossession was $7,400, up $600 per unit or 9% from $6,800 a year ago, primarily reflecting a decline in used vehicle auction values from the comparable period. New bankruptcy filings in the third quarter of 2003 were approximately 27,000, down 2,000 filings from a year ago. We use serviced-based metrics for severity and bankruptcy filings because our collection efforts relate to all accounts we continue to service.

      Delinquent Accounts. For quarterly ratios, delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts. Full year ratios are expressed as an average of the quarterly ratios. At September 30, 2003, the over-60-day delinquency ratio was 0.39%, up from 0.38% a year ago.

Allowance for Credit Losses

      Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables for our on-balance sheet portfolio are shown below:

	September
	30,		December 31,

	2003	2002	2002	2001	2000	1999

	(in billions)
Allowance for Credit Losses
On-Balance Sheet
Retail installment and lease	$2.9	$2.9	$2.9	$2.5	$1.5	$1.4
Wholesale	0.2	0.2	0.2	0.2	0.1	0.1
Other	0.1	0.1	0.1	0.1	0.0	0.0

Total allowance for credit losses	$3.2	$3.2	$3.2	$2.8	$1.6	$1.5

As a Percentage of End-of-Period Net Receivables
Retail installment and lease	2.77%	2.61%	2.88%	2.10%	1.28%	1.25%
Wholesale	1.33	1.27	1.37	1.03	0.37	0.41
Other	0.71	0.66	0.68	0.66	0.24	0.29
Total	2.43%	2.33%	2.51%	1.89%	1.03%	1.05%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      At September 30, 2003, our allowance for credit losses was $3.2 billion, unchanged from June 30, 2003 and December 31, 2002. The allowance for credit losses as a percent of end-of-period net receivables was 2.43%, including reacquired receivables. Excluding reacquired receivables, our allowance for credit losses as a percent of end-of-period net receivables would have been 2.59%.

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

Retail Operating Lease Experience

      We use various statistics to monitor our residual value risk and return rate risk. Placement volume measures the number of leases we purchase each year. Termination volume is a measure of the number of vehicles for which the lease has ended in each year. Return rates are the percentage of leased vehicles that are returned at the end of the lease to us and not purchased by either the customer or the dealer. The following table shows historical placement volumes, termination volumes and return rates for Ford Credit North America, which is approximately 92% of our total net investment in operating leases at September 30, 2003:

			First
	Third Quarter		Nine Months		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

Placement Volume (in thousands)
Ford, Lincoln and Mercury Cars	11	26	48	87	104	163	205	187
Ford, Lincoln and Mercury Trucks	33	57	113	212	261	408	538	493
Jaguar, Land Rover and Volvo*	16	28	38	83	95	90	53	39
Other	10	2	18	7	9	17	23	32

Total North America	70	113	217	389	469	678	819	751

Termination Volume (in thousands)
Ford, Lincoln and Mercury Cars	39	42	140	137	169	151	154	244
Ford, Lincoln and Mercury Trucks	104	127	341	385	486	366	360	499
Jaguar, Land Rover and Volvo*	16	13	43	36	48	34	28	14
Other	5	9	16	27	34	80	87	107

Total North America	164	191	540	585	737	631	629	864

Return Rate
Ford, Lincoln and Mercury Cars	76%	61%	78%	61%	62%	58%	62%	70%
Ford, Lincoln and Mercury Trucks	67	65	69	65	66	66	63	71
Jaguar, Land Rover and Volvo*	46	48	51	43	44	45	51	45
Other	57	51	55	52	50	60	69	67
Total North America	67%	63%	70%	62%	63%	62%	63%	70%

*	We first reported placement volumes for Land Rover in 2001.

      Operating lease placement volumes in the first nine months of 2003 were 217,000 units, down 172,000 units or 44% from a year ago, reflecting two key factors:

•	compared with leasing, retail installment sale financing has become more popular in recent periods because of Ford-sponsored special-rate retail installment financing programs, and

•	the decline in used vehicle prices in the past few years, which makes leasing less financially attractive for our customers.

      In the first nine months of 2003, termination volumes were 540,000 units, down 45,000 units or 8% from a year ago. Return rates increased to 67% in the third quarter of 2003, up from 63% a year ago, largely related to higher cash incentives on new vehicles offered by Ford and competitors, compared with a year ago. Compared with the second quarter of 2003, return rates in the third

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter of 2003 were down three percentage points, reflecting improved auction values in the third quarter of 2003.

Credit Ratings

      The following chart summarizes our credit ratings and the outlook assigned by the rating agencies as of November 13, 2003:

	Short-term	Long-term
	Debt	Debt	Outlook

Fitch	F2	BBB+	Negative
Moody’s	Prime-2	A3	Negative
S&P	A-3	BBB-	Stable

      On November 12, 2003, Standard & Poor’s Ratings Services (“S&P”) downgraded our long-term corporate credit rating to “BBB-” with a stable outlook from “BBB” with a negative outlook. S&P also downgraded our short-term credit rating to “A-3” from “A-2”. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. We expect that this downgrade will substantially reduce our ability to issue unsecured commercial paper. It is too early, however, to determine the impact of the downgrade on our funding mix for 2004. Our funding strategy will continue to be focused on maintaining liquidity and diverse and competitive funding sources. We believe our funding strategy will allow us to continue to fund our operations in 2003 and beyond.

      On March 7, 2003, Moody’s Investors Service (“Moody’s”) affirmed its long-term and short-term debt ratings on us at A3 and Prime-2, respectively. Moody’s stated that the outlook for our long-term ratings remains negative.

      On April 28, 2003, Fitch, Inc. (“Fitch”) affirmed its long-term and short-term debt ratings on us at “BBB+” and F2, respectively, with a negative outlook.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funding

      Debt and Securitized Funding. Our outstanding debt and securitized funding were as follows on the dates indicated:

	September 30,		December 31,

	2003	2002	2002	2001	2000	1999

	(in billions)
Debt
Commercial paper — unsecured	$8.8	$8.1	$8.2	$15.7	$42.3	$43.1
Asset-backed commercial paper (FCAR)	9.2	—	—	—	—	—
Ford Money Market Account	7.0	5.0	5.1	4.0	3.7	2.8
Other short-term debt	2.3	2.9	2.9	2.9	3.9	3.9

Total short-term debt	$27.3	$16.0	$16.2	$22.6	$49.9	$49.8
Long-term debt (including notes payable within one year)	122.3	124.3	124.1	123.2	95.7	82.3

Total debt	$149.6	$140.3	$140.3	$145.8	$145.6	$132.1

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	$48.8	$65.8	$71.4	$58.7	$28.4	$19.5
Retained interest	(10.2)	(9.7)	(17.6)	(12.5)	(3.7)	(3.5)

Total securitized off-balance sheet funding	$38.6	$56.1	$53.8	$46.2	$24.7	$16.0

Total debt plus securitized off-balance sheet funding	$188.2	$196.4	$194.1	$192.0	$170.3	$148.1

Memo: Asset-backed commercial paper (FCAR) previously reported as securitized off- balance sheet funding	$—	$11.5	$11.9	$12.1	$0.7	$0.5

Back-up Credit Facilities
Ford Credit	$5.2	$8.1	$8.6	$9.0	$20.0	$18.5
FCE	3.4	5.0	5.3	4.6	4.7	4.9
Ford bank lines (available at Ford’s option)	6.8	7.6	7.6	8.4	8.4	8.6
Asset-backed commercial paper lines	17.6	13.0	13.6	12.5	1.4	1.4

Total back-up facilities	$33.0	$33.7	$35.1	$34.5	$34.5	$33.4
Drawn amounts	(1.0)	(0.9)	(0.9)	(0.7)	(0.9)	(0.5)

Total available back-up facilities	$32.0	$32.8	$34.2	$33.8	$33.6	$32.9

Memo: Additional available funding through bank-sponsored asset-backed commercial paper issuers	$8.2	$7.4	$7.3	$6.8	$—	$—

	September 30,		December 31,

	2003	2002	2002	2001	2000	1999

Ratios
Commercial paper coverage	>100%	>100%	>100%	>100%	57%	54%
Short-term debt and notes payable within one year to total debt	37	27	28	30	43	52
Short-term debt and notes payable within one year to total capitalization	34	25	25	28	40	48

      At September 30, 2003, our unsecured commercial paper balance was $8.8 billion, up $663 million from December 31, 2002. Our asset-backed commercial paper balance was $9.2 billion, which was previously off-balance sheet debt of FCAR. Total long-term debt at September 30, 2003 was $122.3 billion, compared with $124.1 billion at year-end 2002. The decrease in our long-term

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

debt reflected reduced receivables and our funding strategy to improve our liquidity through securitizations. The recent downgrade of our short-term credit rating by S&P is expected to substantially reduce our ability to issue unsecured commercial paper. We do, however, have substantial unused capacity, about $12 billion at September 30, 2003, in our secured asset-backed commercial paper programs. We do not expect the downgrade of our short-term credit rating by S&P to have a material adverse impact on these programs.

      At September 30, 2003, our total debt was $149.6 billion, up $9.3 billion from December 31, 2002. Excluding asset-backed commercial paper (FCAR), total debt would have been $140.4 billion, about equal to year-end 2002. Debt plus securitized off-balance sheet funding totaled $188.2 billion, down $5.9 billion compared with year-end 2002, reflecting lower asset levels which reduces our funding needs.

      At September 30, 2003, the ratio of our short-term debt and notes payable within one year to total capitalization was 34%, compared with 25% at year-end 2002. This increase reflected asset-backed commercial paper that was previously off-balance sheet debt of FCAR.

      Debt reported on our balance sheet as asset-backed commercial paper, which is issued by FCAR, is payable solely out of collections on the receivables supporting FCAR’s assets and is not our legal obligation.

      Funding Proceeds. During the third quarter of 2003, we issued $7.8 billion of long-term debt with maturities of one to thirty years. These issuances included $3 billion of Eurodollar bonds, $3 billion of GlobLSTM, $800 million under our Continuously Offered Bonds for Retail Accounts program, and $1 billion in other transactions denominated in various currencies, including $200 million under our Term Bonds in Retail Distribution program in Canada. In addition, we realized $2.2 billion in proceeds from sales of receivables in off-balance sheet securitizations.

Liquidity

      Cash and Cash Equivalents. At September 30, 2003, our cash and cash equivalents totaled $20.3 billion. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. We refer to this excess funding as “overborrowings”. Of the $20.3 billion of cash and cash equivalents, $18.3 billion represented these overborrowings, up $13.3 billion from December 31, 2002. The increase in overborrowing reflected our plan to pre-fund debt maturities. We believe this strategy results in greater flexibility in the execution of our 2004 funding plan.

      We expect our full-year 2003 public term funding requirements to be between $25 billion and $30 billion. As of September 30, 2003, we had completed about $24 billion of public term funding transactions, or 80% to 95% of our full-year requirements. We expect our full-year 2004 public term funding requirements to be between $20 billion and $30 billion.

      Back-up Credit Facilities and Committed Funding Sources. For additional funding and to maintain liquidity, we and our majority-owned subsidiaries including FCE Bank plc (“FCE”) have contractually committed credit facilities with financial institutions that totaled approximately $8.6 billion at September 30, 2003 (including $4.3 billion and $3.2 billion of global credit facilities of Ford Credit and FCE, respectively). Approximately $1.0 billion of our total facilities were in use at September 30, 2003. Forty-five percent of our total facilities are committed through June 30, 2008. Our global credit facilities may be used at our option by any of our direct or indirect majority-owned subsidiaries. FCE’s global credit facilities may be used at their option by any of their direct or indirect majority-owned subsidiaries. Any such borrowings would be guaranteed by us or FCE. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit our ability to borrow). We do not expect the recent rating actions by S&P to have an immediate material adverse impact on our liquidity facilities.

      At Ford’s option, approximately $6.8 billion of Ford’s global lines of credit may be used by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such credit lines to us and $543 million to FCE.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Additionally, banks provided $17.6 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs, $17.2 billion of which supported FCAR and $425 million supported our Motown NotesSM program as of September 30, 2003.

      In addition, we have entered into agreements with several bank-sponsored commercial paper issuers (“conduits”) under which such conduits are contractually committed to purchase from us, at our option, up to an aggregate of approximately $12.5 billion of receivables. The agreements have varying maturity dates between June 24, 2004 and October 29, 2004. As of September 30, 2003, approximately $4.3 billion of these conduit commitments were utilized.

Leverage

      The following table illustrates the calculation of our financial statement leverage:

	September 30,		December 31,

	2003	2002	2002	2001	2000	1999

	(in billions)
Total debt	$149.6	$140.3	$140.3	$145.8	$145.6	$132.1
Total stockholder’s equity	12.5	13.7	13.6	12.0	12.2	10.9
Debt-to-equity ratio (to 1)	12.0	10.3	10.3	12.2	11.9	12.1

      At September 30, 2003, our financial statement leverage was 12.0 to 1, compared with 10.3 to 1 at December 31, 2002 and September 30, 2002. This increase in leverage resulted primarily from the accounting consolidation of FCAR resulting in $9.2 billion of FCAR’s debt reported on our balance sheet at September 30, 2003.

      The following table illustrates the calculation of our managed leverage:

	September 30,		December 31,

	2003	2002	2002	2001	2000	1999

	(in billions)
Total debt	$149.6	$140.3	$140.3	$145.8	$145.6	$132.1
Securitized off-balance sheet receivables outstanding	48.8	65.8	71.4	58.7	28.4	19.5
Retained interest in securitized off-balance sheet receivables	(10.2)	(9.7)	(17.6)	(12.5)	(3.7)	(3.5)
Adjustments for cash and cash equivalents	(20.3)	(7.1)	(6.8)	(2.9)	(1.1)	(0.9)
Adjustments for SFAS No. 133	(5.4)	(6.0)	(6.2)	(2.1)	—	—

Adjusted debt	$162.5	$183.3	$181.1	$187.0	$169.2	$147.2

Total stockholder’s equity (including minority interest)	$12.5	$13.7	$13.6	$12.0	$12.2	$11.3
Adjustment for SFAS No. 133	0.3	0.5	0.5	0.6	—	—

Adjusted equity	$12.8	$14.2	$14.1	$12.6	$12.2	$11.3

Managed debt-to-equity ratio (to 1)	12.7	12.9	12.8	14.8	13.9	13.0

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

      At September 30, 2003, our managed leverage was 12.7 to 1, compared with 12.8 to 1 at December 31, 2002 and 12.9 to 1 at September 30, 2002. Our leverage reflects our dividend policy and leverage target to maintain managed leverage at the lower end of the 13 — 14 to 1 range.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales of Receivables Activity

      The following tables illustrate our worldwide off-balance sheet receivables sales activity in both securitizations and whole-loan sale transactions for the periods indicated:

	Types of Receivables

	Third Quarter 2003			Third Quarter 2002

	Retail	Wholesale	Total	Retail	Wholesale	Total

	(in billions)
Net Proceeds from Receivable Sales
Securitizations
North America segment — retail (excluding Triad)	$—	$—	$—	$4.5	$—	$4.5
Triad	—	—	—	0.8	—	0.8
International segment — retail	0.9	—	0.9	0.5	—	0.5
Motown NotesSM program	—	—	—	—	—	—
FCAR	—	—	—	1.9	—	1.9
Bank-sponsored commercial paper issuers	—	—	—	1.1	—	1.1
Other structured financings	1.3	—	1.3	—	—	—

Net proceeds from securitizations	$2.2	$—	$2.2	$8.8	$—	$8.8
Whole-loan sales	—	—	—	—	—	—

Total net proceeds	$2.2	$—	$2.2	$8.8	$—	$8.8
Retained interest and other	0.2	—	0.2	0.7	—	0.7

Total receivables sold	$2.4	$—	$2.4	$9.5	$—	$9.5
Prior period sold receivables, net of paydown activity	34.4	17.8	52.2	37.6	18.7	56.3

Total sold receivables outstanding at the end of the relevant period	$36.8	$17.8	$54.6	$47.1	$18.7	$65.8

	Types of Receivables

	First Nine Months 2003			First Nine Months 2002

	Retail	Wholesale	Total	Retail	Wholesale	Total

	(in billions)
Net Proceeds from Receivable Sales
Securitizations
North America segment — retail (excluding Triad)	$5.6	$—	$5.6	$16.5	$—	$16.5
Triad	0.9	—	0.9	0.8	—	0.8
International segment — retail	2.6	—	2.6	1.6	—	1.6
Motown NotesSM program	—	1.0	1.0	—	4.8	4.8
FCAR	—	—	—	3.1	—	3.1
Bank-sponsored commercial paper issuers	1.4	—	1.4	1.4	—	1.4
Other structured financings	1.3	—	1.3	—	—	—

Net proceeds from securitizations	$11.8	$1.0	$12.8	$23.4	$4.8	$28.2
Whole-loan sales	3.0	—	3.0	—	—	—

Total net proceeds	$14.8	$1.0	$15.8	$23.4	$4.8	$28.2
Retained interest and other	0.9	(1.0)	(0.1)	1.5	(3.5)	(2.0)

Total receivables sold	$15.7	$0.0	$15.7	$24.9	$1.3	$26.2
Prior period sold receivables, net of paydown activity	21.1	17.8	38.9	22.2	17.4	39.6

Total sold receivables outstanding at the end of the relevant period	$36.8	$17.8	$54.6	$47.1	$18.7	$65.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Our worldwide proceeds from the sale of retail and wholesale finance receivables through off-balance sheet securitizations and whole-loan sale transactions are shown below for the periods indicated:

			First Nine
	Third Quarter		Months		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

	(in billions)
Retail	$2.2	$8.8	$11.8	$23.4	$31.6	$32.0	$19.2	$9.4
Wholesale	—	—	1.0	4.8	4.8	8.8	0.3	0.5

Net proceeds from securitizations	$2.2	$8.8	$12.8	$28.2	$36.4	$40.8	$19.5	$9.9
Whole-loan	—	—	3.0	—	4.9	—	—	—

Total Net Proceeds	$2.2	$8.8	$15.8	$28.2	$41.3	$40.8	$19.5	$9.9

      In the third quarter of 2003, proceeds from securitizations totaled $2.2 billion, down $6.6 billion or 75% from a year ago. In the first nine months of 2003, proceeds from off-balance sheet securitizations totaled $12.8 billion, down $15.4 billion or 55% from the same period a year ago. The decrease in securitization activity primarily reflected our lower funding requirements.

      The following table summarizes the activity related to off-balance sheet securitizations and whole-loan sale transactions reported in investment and other income related to receivables sales for the periods indicated:

	Third Quarter		First Nine Months		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

	(in millions)
Net gain on sales of receivables	$45	$57	$329	$289	$529	$412	$14	$83
Servicing fees	152	176	528	514	700	456	190	136
Interest income from retained securities	138	149	545	449	606	379	152	173
Excess spread and other	240	213	737	500	775	186	201	41

Total investment and other income related to sales of receivables	$575	$595	$2,139	$1,752	$2,610	$1,433	$557	$433

      Investment and other income related to receivables sales set forth above include the effects of the reacquired receivables through May 15, 2003, the date of the accounting consolidation of FCAR. In accordance with generally accepted accounting principles, such amounts will not be re-stated for prior reporting periods. In the future, any on-balance sheet securitizations will not generate gains on sale or other securitization income.

      Sales of receivables through off-balance sheet securitizations and whole-loan sale transactions reduce our financing margins in the year the receivables are sold, as well as in future years, compared with what they otherwise would be if we continued to own the receivables. These foregone financing margins can offset any positive impact associated with the gain on sales of receivables. The net impact of off-balance sheet securitizations and whole-loan sale transactions on our revenue and earnings in a given period will vary depending on the amount and type of receivables sold and the timing of transactions in the current period and the preceding two to three year period, as well as the interest rate environment at the times the finance receivables were originated and securitized or sold. The following table shows, on an analytical basis, the pre-tax impact of sales of receivables through off-balance sheet securitizations (including FCAR-related

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

receivables through May 15, 2003) and whole-loan sale transactions for the periods indicated, net of the effect of reduced financing margins attributable to the sold receivables:

			First
	Third Quarter		Nine Months		Full Year

	2003	2002	2003	2002	2002	2001	2000	1999

	(in millions)
Total investment and other income related to sales of receivables	$575	$595	$2,139	$1,752	$2,610	$1,433	$557	$433
Impact of securitizations on net financing margin on a managed basis:
Relevant period securitizations	$(27)	$(82)	$(457)	$(547)	$(968)	$(1,059)	$(243)	$(218)
Securitizations prior to the relevant period	(648)	(637)	(1,988)	(1,568)	(1,967)	(611)	(521)	(158)

Total impact of securitizations on net financing margin	$(675)	$(719)	$(2,445)	$(2,115)	$(2,935)	$(1,670)	$(764)	$(376)
Pre-tax impact of receivables sales on a managed basis	$(100)	$(124)	$(306)	$(363)	$(325)	$(237)	$(207)	$57
Memo:
Receivables sold	$2,445	$9,531	$15,693	$26,218	$40,712	$52,533	$21,618	$12,910
Servicing portfolio as of period-end	54,660	65,816	54,660	65,816	76,346	58,748	28,366	19,471
Pre-tax gain per dollar of retail receivables sold	1.8%	0.6%	2.1%	1.2%	1.4%	1.2%	0.1%	0.6%

      The net impact of off-balance sheet securitization on net financing margins set forth above includes the effects of the reacquired receivables through May 15, 2003, the date of the accounting consolidation of FCAR, and was calculated using a borrowing cost equal to the actual financing rate paid to securitization investors, which was significantly lower than our average borrowing cost for unsecured debt for the periods presented. If calculated using our average borrowing cost for unsecured debt, the reduction in financing margin from securitizations would be significantly lower.

Outlook

      For the full year, we expect a significant improvement in our income compared with a year ago. We expect managed receivables to be in the $175 to $180 billion range.

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

      In our 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. To provide a quantitative measure of the sensitivity of our earnings to changes in interest rates, we use an interest rate scenario that assumes a hypothetical, instantaneous increase in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. The difference in pre-tax earnings between these scenarios over a one-year horizon represents an estimate of the sensitivity of our pre-tax earnings over the following year. Under this model, we estimate that at September 30, 2003, all else constant, such an increase in interest rates would reduce our pre-tax earnings by approximately $169 million over the next twelve months, compared with $153 million at December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have performed an evaluation of the Company’s disclosure controls and procedures (as that term is defined in Rule 13a-14(c) issued under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2003. Based on that evaluation, our chief executive officer and chief financial officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

      Changes in internal controls. No changes in our internal controls over financial reporting occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Nothing to report.

ITEM 2. CHANGES IN SECURITIES

      Not required.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

      Not required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not required.

ITEM 5. OTHER INFORMATION

      You can find additional information about Ford in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, parts of which have been included as an exhibit to this Report and are incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

Please refer to the Exhibit Index on page 31.

      (b) Reports on Form 8-K during the quarter ended September 30, 2003:

Current Report on Form 8-K dated July 1, 2003 with information on U.S. retail sales of Ford vehicles in June 2003.

Current Report on Form 8-K dated July 16, 2003 with information on Ford Credit’s second quarter 2003 financial results.

Current Report on Form 8-K dated August 1, 2003 with information on U.S. retail sales of Ford vehicles in July 2003.

Current Report on Form 8-K dated August 27, 2003 with information on the Sixth Supplemental Indenture between Ford Motor Credit Company and The Bank of New York dated as of August 27, 2003 relating to Variable Denomination Floating Rate Demand Notes.

Current Report on Form 8-K dated September 3, 2003 with information on US retail sales of Ford vehicles in August 2003.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized officers and directors.

FORD MOTOR CREDIT COMPANY

By /s/ DAVID P. COSPER

David P. Cosper
Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 13, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of

Ford Motor Credit Company:

      We have reviewed the accompanying consolidated balance sheets of Ford Motor Credit Company and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of income and of earnings retained for use in the business for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Ford Motor Credit Company’s management.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

October 16, 2003

FORD MOTOR CREDIT COMPANY

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report
Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated November 13, 2003, relating to Financial Information	Filed with this Report
Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this report
Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this report
Exhibit 32.1	Section 1350 Certification of CEO	Filed with this report
Exhibit 32.2	Section 1350 Certification of CFO	Filed with this report
Exhibit 99	Part I and Items 1, 2 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003	Filed with this Report