Form 10-K
period 2003-12-31
FORD MOTOR CREDIT CO
filed 2004-03-15
CIK 38009

Ford Motor Credit Company

ANNUAL REPORT

ON FORM 10-K

for the year ended

December 31, 2003

Filed pursuant to Section 13

of the Securities Exchange Act of 1934

Item	Page

PART IV	15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	63
Signatures	67
Report of Independent Auditors	FC-1
Ford Motor Credit Company and Subsidiaries Financial Statements
Consolidated Statement of Income	FC-2
Consolidated Balance Sheet	FC-3
Consolidated Statement of Stockholder’s Equity	FC-4
Consolidated Statement of Cash Flows from Continuing Operations	FC-5
Notes to Financial Statements	FC-6
Exhibit 12	12-1
Exhibit 23	23-1
Exhibit 24	24-1
Exhibit 31.1	31.1-1
Exhibit 31.2	31.2-1
Exhibit 32.1	32.1-1
Exhibit 32.2	32.2-1
Exhibit 99.1	99.1-1
Subsidiaries Calculation of Ratio of Earnings
Consent of Independent Auditors
Powers of Attorney
Rule 15d-14(a) Certification of CEO
Rule 15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO
Ford Motor Company's Annual Report on Form 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 1-6368

Ford Motor Credit Company

(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of incorporation)	(I.R.S. employer identification no.)

One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

(313) 322-3000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

6 3/8% Notes due November 5, 2008	New York Stock Exchange
7 3/8% Notes due October 15, 2031	New York Stock Exchange
7.60% Notes due March 1, 2032	New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑         No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☑

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐         No ☑

    As of March 10, 2004, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

REDUCED DISCLOSURE FORMAT

    The registrant meets the condition set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

PART I

ITEM 1. BUSINESS

Overview

      Ford Motor Credit Company (referred to herein as “Ford Credit”, “we”, “our” or “us”) was incorporated in Delaware in 1959. We are an indirect, wholly-owned subsidiary of Ford Motor Company (“Ford”). We provide vehicle and dealer financing in 36 countries to more than 11 million customers and more than 12,500 automotive dealers. Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

      Our annual reports on Form 10-K and quarterly reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website located at www.fordcredit.com/investorcenter/. These reports and our current reports on Form 8-K can be found on the SEC’s website located at www.sec.gov.

      Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our primary financing products fall into three categories:

•	Retail financing — purchasing retail installment sale contracts and retail lease contracts from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchasers, to lease or purchase vehicle fleets;

•	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing; and

•	Other financing — making loans to dealers for working capital, improvements to dealership facilities, and to purchase and finance dealership real estate.

      We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, purchase certain receivables of Ford and its subsidiaries and provide insurance services related to our financing programs.

      We earn our revenue primarily from:

•	Payments made under retail installment sale contracts and retail lease contracts that we purchase, including interest supplements and other support payments from Ford on special-rate retail financing programs;

•	Investment and other income related to sold receivables; and

•	Payments made under wholesale and other dealer loan financing programs.

See Item 6 for quantitative information regarding the amount of revenue generated by the different types of services we provide.

      Geographic Scope of Operations and Segment Information. We conduct our financing operations directly or through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: Ford Credit North America (“North America Segment”) and Ford Credit International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. Additional financial information regarding our operations by business segments and operations by geographic regions is shown in Note 18 of our Notes to Financial Statements.

ITEM 1. BUSINESS (Continued)

North America Segment

      We do business in all 50 states of the United States through about 160 dealer automotive financing branches and seven regional service centers. We do business in all provinces in Canada through 16 dealer automotive financing branches and two regional service centers. Our United States operations accounted for 72% and 76% of our total managed receivables (i.e., receivables recorded on our balance sheet and receivables we have sold in off-balance sheet securitization transactions that we continue to service) at year-end 2003 and 2002, respectively, and our Canadian operations accounted for about 6% and 5% of our total managed receivables at year-end 2003 and 2002, respectively.

      In the United States and Canada, under the Ford Credit brand name, we provide financing services to and through dealers of Ford, Lincoln and Mercury brand vehicles and non-Ford vehicles also sold by these dealers and their affiliates. We provide similar financial services under the Jaguar, Land Rover, Mazda and Volvo brand names to and through Jaguar, Land Rover, Mazda and Volvo dealers, respectively. Under the PRIMUS label, we provide financing services to Aston Martin dealers and non-Ford dealers in the United States and Canada.

      Our wholly-owned subsidiary, Fairlane Credit, LLC (“Fairlane Credit”), offered non-prime financing (financing to customers who are in the lower levels of creditworthiness and typically have limited access to traditional financing sources) primarily through Ford, Lincoln and Mercury dealers by purchasing retail installment sale contracts, mainly for used vehicles. Consistent with our renewed focus on supporting primarily new vehicle financing of Ford’s brands, Fairlane Credit ceased purchasing retail installment sale contracts in 2002 and its portfolio of approximately $900 million is therefore liquidating. Fairlane Credit’s subsidiary, Triad Financial Corporation (“Triad”), offers similar services primarily to non-Ford dealers. At December 31, 2003, Triad had $3.5 billion in managed receivables, representing 2% of our total managed receivables.

International Segment

      Our International Segment includes operations in three main regions: Europe, Asia-Pacific and Latin America. Our Europe region is our largest international operation, accounting for 18% and 14% of our total managed receivables at year-end 2003 and 2002, respectively. Within the International Segment, our Europe region accounted for 77% and 74% of our managed receivables at year-end 2003 and 2002, respectively. Most of our European operations are managed through a U.K.-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and on a branch basis in all member states of the European Union and in Norway and Switzerland. In addition, FCE has subsidiaries in the United Kingdom, Finland, Italy, the Netherlands, Hungary, Poland and the Czech Republic that provide wholesale, leasing and retail vehicle financing. In our largest European markets, Germany and the United Kingdom, FCE offers most of our products and services under the Ford Credit/ Bank, Volvo Car Finance, Land Rover Financial Services, Jaguar Financial Services and Mazda Credit/ Bank brands. FCE generates most of our European revenue and contract volume from Ford Credit/ Bank brand products and services. FCE also has entered into cooperation agreements with financial institutions to permit dealers to offer financing under a variety of our brands in Croatia, Hungary and Slovenia, and other outsourcing arrangements in various central European markets primarily in relation to full service leasing products. Through the Worldwide Trade Financing Division of FCE, we also manage Ford’s vehicle financing operations in countries where Ford and Ford Credit have no local operations but still sell vehicles to dealers and offer other financing services. Ford Credit also offers financing in Germany and Sweden for Volvo brand vehicles through Volvo Auto Finanz Service Deutschland GmbH and Volvo Finans (a joint venture with Swedish Volvo dealers). We also have joint ventures in South Africa and Saudi Arabia that provide wholesale, leasing and retail vehicle financing.

ITEM 1. BUSINESS (Continued)

      In the Asia/ Pacific region, we operate in Australia, Japan, Taiwan, Thailand and New Zealand. We have joint ventures with local financial institutions and other third parties in India and Indonesia. We maintain a presence in China through a representative office. In the Latin America region, we presently operate in Mexico, Puerto Rico, Brazil and Chile, and, after suspending new financing activities in 2002, we have recommenced full operations in Venezuela and Argentina.

Competition

      The automotive financing business is highly competitive. Our principal competitors for retail and wholesale financing are:

Retail	Wholesale

• Credit unions and savings and loan associations	• Other automobile manufacturers’ affiliated finance companies
• Banks	• Independent commercial finance companies
• Independent commercial finance companies	• Banks
• Leasing companies
• Other automobile manufacturers’ affiliated finance companies

      We compete mainly on the basis of service and financing rates. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. Through these policies we have built strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables and leases, and accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to maximize our competitive position. The integration of our financing services with Ford’s vehicle production and marketing plans gives us a competitive advantage in providing financing to Ford dealers and their customers. In addition, our size allows us to take advantage of economies of scale in both purchasing and servicing our receivables and leases.

      No single company is a dominant force in the industry. Recently, some of our bank competitors have developed credit aggregation systems that permit dealers to send, through a single standard system, retail credit applications to multiple finance sources and to evaluate different financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. We, along with other automobile manufacturers’ affiliated finance companies, have formed a joint venture, RouteOne LLC, that is developing a similar credit application management system. RouteOne LLC will also provide special rate and other incentive program information only offered by automobile manufacturers.

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

Dependence on Ford

      The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would likely have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales and

ITEM 1. BUSINESS (Continued)

risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2003 (“Ford’s 2003 10-K Report”), filed separately with the SEC and included as an exhibit to this report (without financial statements and exhibits).

      Ford periodically has sponsored special-rate financing programs available only through us. Similar programs may be offered in the future. Under these programs, Ford makes interest supplement or other support payments to us. These programs may increase our financing volume and share of financing sales of Ford vehicles. Worldwide payments from Ford for interest supplements and other support costs totaled about $4.7 billion in 2003 and 2002. We recorded as financing revenue $3.5 billion and $3.7 billion in interest supplements and other support payments from Ford in 2003 and 2002, respectively. As of December 31, 2003, Ford has accrued approximately $4.1 billion of interest supplements and other support payments for receivables and leases in the United States and Canada, down from approximately $4.7 billion as of December 31, 2002. We will receive this amount over the term of the related contracts. For further discussion regarding interest supplement and other support payments, see Note 14 of our Notes to Financial Statements.

Retail Financing

Overview and Purchasing Process

      We provide financing services to retail customers through automotive dealers that have established relationships with us. Our primary business consists of purchasing retail installment sale and lease contracts for new and used vehicles mainly from dealers of Ford vehicles. Worldwide in 2003, we financed about 3.0 million vehicles through retail installment sale contracts, and we financed about 487,000 vehicles through operating and finance leases. We report in our financial statements the receivables from customers under retail installment sale contracts and certain leases with fleet customers as finance receivables. We report in our financial statements most of our retail leases as operating leases with the capitalized cost of the vehicles recorded as depreciable assets, and we report these assets in our financial statements as net investment in operating leases. At December 31, 2003, worldwide, our retail finance receivables net of allowances for credit losses totaled $77.8 billion and our net investment in operating leases was $23.2 billion.

      In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our credit standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically to one of our branch offices. Some of the applications are automatically evaluated and either approved or rejected based on our origination scorecard and credit policy criteria. In other cases, our credit analysts evaluate applications using our written guidelines. As part of this evaluation, we generally conduct a credit investigation that includes a review of the applicant’s credit report supplied from a national credit bureau, if available, and an internal review and verification process. Typically, we are able to determine whether or not we will purchase a retail installment sale contract or lease contract within two hours of receipt of an application. In evaluating loan applications from commercial customers, we consider the borrower’s financial condition, collateral, debt servicing capacity, and other financial and qualitative factors.

Retail Installment Sale Contracts

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

ITEM 1. BUSINESS (Continued)

interest at a fixed rate negotiated between the dealer and the retail customer. The dealer may retain a portion of the finance charge.

      We offer a variety of retail installment sale financing products. We generally purchase retail installment sale contracts with terms ranging from 12 to 72 months. The average original term of our retail installment sale contracts was 59 months in the United States in 2003, compared with 55 months in 2002.

      In the United States, the average amount financed for new Ford, Lincoln, and Mercury brand vehicles under retail installment sale contracts was $24,721 in 2003, compared with $25,130 in 2002 and $23,595 in 2001. The corresponding average monthly payment was about $495 in 2003, $520 in 2002, and $505 in 2001.

      Some of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations such as those of recent college graduates. We also offer a Red Carpet Option (“RCO”) program under which the retail customer may finance their vehicle with a retail installment sale contract with a series of relatively lower monthly payments followed by paying the amount owed in a single balloon payment. The RCO customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for excess mileage and excess wear and use, if any. Customers who choose our RCO program may also qualify for special-rate financing offers from Ford. Through the end of 2002, our United States RCO program was only available in Texas. During 2003, we expanded our United States RCO program to Connecticut, New Jersey, New York, Rhode Island, Massachusetts and Pennsylvania, and we will consider offering this product instead of lease financing in other states.

      We hold a security interest in the vehicles purchased through retail installment sale contracts. This security interest provides us certain rights and protections. As a result, if our collection efforts fail to bring a delinquent customer’s payments current, we generally can repossess the customer’s vehicle, after satisfying local legal requirements, and sell it. The customer typically remains liable for any deficiency between net sale proceeds and the defaulted contract obligations, including any repossession-related expenses. We require retail customers to carry fire, theft and collision insurance on financed vehicles.

Retail Lease Plans

      We offer leasing plans to retail customers through our dealers. Our highest volume retail leasing plan is called Red Carpet Lease, which is offered in the United States and Canada through dealers of Ford, Lincoln and Mercury brands. We offer similar lease plans through dealers of other Ford brands (Jaguar, Land Rover, Mazda and Volvo) and through a limited number of non-Ford dealers under the PRIMUS brand. Under these plans, dealers originate the leases and offer them to us for purchase. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. After we purchase a lease from a dealer, that dealer generally has no further obligation to us in connection with the lease. The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any. At the end of the lease, the customer has the option to purchase the vehicle for the customer purchase option price specified in the lease contract or return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us for the specified lease-end value or return it to us. In March of 2003, we announced a change to the dealer purchase option for contracts dated May 1, 2003 and beyond. This change provides the dealer the option to purchase the lease vehicle for a price to be determined by us. We sell vehicles returned to us to other Ford and non-Ford dealers through the same process that we use for repossessed vehicles.

ITEM 1. BUSINESS (Continued)

      The amount we pay to a dealer for a retail lease, also called the acquisition cost, is based on the negotiated price for the vehicle plus any additional products, such as insurance and extended service plans, that are included in the contract, less any vehicle trade-in allowance or down payment from the customer. The customer makes monthly lease payments based on the acquisition cost less the estimated residual value of the vehicle at the lease end, plus lease charges. Some of our lease programs, such as our Red Carpet Lease Advance Payment Plan, provide certain pricing advantages to customers who make all or some monthly payments at lease inception or purchase refundable higher mileage allowances. We require lease customers to carry fire, theft, liability and collision insurance on leased vehicles.

      In the United States, retail operating lease terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 12 to 48 months. In 2003, the average original lease term was 35 months compared with 33 months in 2002. The average monthly payment was about $470 in 2003, $445 in 2002, and $420 in 2001.

      Several states have vicarious liability laws that hold the lessor, as the owner of a vehicle, liable for accidents involving the leased vehicle. Partly in response to these laws, we are expanding our RCO program and discontinuing our purchase of lease contracts in some of these states. As a retail installment sale, the RCO program eliminates the risk of vicarious liability for us, while providing customers many of the payment benefits associated with leasing.

Other Retail Financing

      We also offer vehicle financing programs to commercial customers including leasing companies, daily rental companies, government entities and fleet customers. These financings include both lease plans and installment purchase plans and are generally for terms of 12 to 84 months. The financing obligations are collateralized by perfected security interests on financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases. At the end of the finance term, a lease customer may be required to pay us any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, we may pay the lease customer the excess amount. In the United States, these financings totaled about $2.5 billion as of December 31, 2003, and are included in retail finance receivables and net investment in operating leases in our financial statements.

Wholesale Financing

      We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory. We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans based on the prime rate. The dealer pays off each wholesale receivable as the related vehicle is sold or leased. In the United States in 2003, the average wholesale receivable was outstanding for 84 days, excluding the time the vehicle was in transit from the assembly plant to the dealership. In 2003, we financed about 5 million vehicles worldwide through wholesale financing. At December 31, 2003, our wholesale portfolio totaled $22.5 billion net of allowance for credit losses. Our wholesale financing program includes financing of large multi-brand national dealer groups that are some of our largest wholesale customers based on the amount financed.

      When a dealer uses our wholesale financing program to purchase vehicles, we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. Our subsidiary, The American Road Insurance Company, provides insurance for vehicle damage and theft of vehicles held in dealer inventory and financed by us.

ITEM 1. BUSINESS (Continued)

      For each year since 1999, we have provided more than 82% of the wholesale financing on new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and more than 96% of the wholesale financing on new Ford brand vehicles acquired by dealers in Europe.

Other Financing

      We make loans to vehicle dealers for facilities improvements, working capital and to enable them to purchase and finance dealership real estate. For dealers in the United States and Canada, these loans totaled about $2.9 billion at December 31, 2003 and were included in other finance receivables in our financial statements. These loans typically are secured by mortgages on real estate, security interests in other dealership assets and sometimes personal guarantees of the individual owners of the dealership.

      We also purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford vehicle assembly plants in the United States to dealers and the sale of parts and accessories by Ford to dealers. At December 31, 2003, these purchased receivables totaled about $2.9 billion, of which about $950 million was included in wholesale finance receivables and about $2.0 billion was included in other finance receivables.

Marketing and Special Programs

      We actively market our financing products and services to automotive dealers and customers. Through personal sales contacts, targeted advertisements in trade publications, participation in dealer-focused conventions and organizations and support from manufacturers, we seek to demonstrate to dealers the value of entering into a business relationship with us. We base our marketing strategy on our belief that we can better assist dealers in achieving their sales, financial and customer satisfaction goals by being a stable, committed finance source with knowledgeable automotive and financial professionals offering personal attention and interaction. We demonstrate our commitment to dealer relationships with a variety of materials, measurements and analyses showing the advantages of a full range of automotive financing products that allows consistent and predictable single source financing. In addition, from time to time, we promote increased dealer transactions through incentives, bonuses, contests and selected program and rate adjustments.

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

      We also market our non-consumer financial services described above in “Other Retail Financing” with a specialized group of employees who make direct sales calls on dealers, and, often at the request of such dealers, on potential high-volume commercial customers. This group also uses various materials to explain our flexible programs and services specifically directed at the needs of commercial and fleet vehicle customers.

Servicing

      General. After we purchase retail installment sale contracts and leases from dealers and other customers, we manage the receivables during their contract terms. This management process is

ITEM 1. BUSINESS (Continued)

called servicing. We service all contracts that we originate or acquire. Our servicing duties include the following:

•	applying monthly payments from customers,

•	contacting delinquent customers for payment,

•	maintaining the security interest in the financed vehicle,

•	monitoring insurance coverage for lease vehicles,

•	providing billing statements to customers,

•	responding to customer inquiries,

•	releasing security interests on paid-off finance contracts,

•	arranging for the repossession of vehicles, and

•	selling repossessed and returned vehicles at auction.

      Service Center Locations. We have 9 regional service centers in North America and 3 regional service centers in Europe that conduct customer service and collection activities.

      Our North American regional service centers are located in:

United States: Canada:	Colorado Springs, Colorado Tampa, Florida Baltimore, Maryland Henderson, Nevada Edmonton, Alberta	Greenville, South Carolina Nashville, Tennessee Irving, Texas Ottawa, Ontario

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

      Within Europe, we have centralized customer servicing activities in St. Albans and Watford, England to support our U.K. operations and customers, and in Cologne, Germany to support our German operations and customers. In smaller countries, we provide servicing through our local branches.

      Customer Payment Operations. In the United States and Canada, customers are directed in their monthly billing statements to mail payments to a bank for deposit in a lockbox account. Customers may also make payments through electronic payment services, a direct debit program or a telephonic payment system.

      Servicing Activities — Consumer Credit. We design our collection strategies and procedures to keep accounts current and to collect on delinquent accounts. We employ a combination of proprietary and non-proprietary tools to assess the probability and severity of default for all of our receivables and leases and implement our collection efforts based on our determination of the credit

ITEM 1. BUSINESS (Continued)

risk associated with each customer. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, we group contracts by risk category for collection. Our centralized collection operations are supported by state-of-the-art auto-dialing technology and proprietary collection and workflow operating systems. Our U.S. systems also employ a web-based network of outside contractors who support the repossession process. Through our auto-dialer program and our monitoring and call log systems, we target our efforts to contact customers about missed payments and developing satisfactory solutions to bring accounts current.

      Outsourced Operations. We engage vendors to perform many of our servicing processes. These processes include applying monthly payments from customers, monitoring the perfection of security interests in financed vehicles, monitoring insurance coverage on lease vehicles, imaging of contracts and electronic data file maintenance, generation of retail and lease billing statements, telephonic payment systems for retail customers, the handling of some inbound customer service calls and the recovery of deficiencies in selected accounts. In addition, certain collection activities related to contracts purchased by Fairlane Credit are handled by vendors.

      Payment Extensions. At times, we offer payment extensions to customers who have encountered temporary financial difficulty that limits their ability to pay as contracted. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Following a payment extension, the customer’s account is no longer delinquent. Before agreeing to a payment extension, the service representative reviews the customer’s payment history, current financial situation and assesses the customer’s desire and capacity to make future payments. The service representative considers whether the proposed payment extension complies with our policies and guidelines. Service center managers review, and generally must approve, payment extensions outside these guidelines.

      Repossessions and Auctions. We view repossession of a financed or leased vehicle as a final step that we undertake only after all other collection efforts have failed. We sell repossessed vehicles and apply the proceeds to the amount owed on the customer’s account. At our National Recovery Center, we continue to attempt collection of any deficient amounts until the account is paid in full, we obtain mutually satisfactory payment arrangements with the debtor or we determine that the account is uncollectible.

      Ford’s Vehicle Remarketing Department, in conjunction with our regional service centers and our National Recovery Center, manages the sale of repossessed vehicles and returned leased vehicles. We attempt to maximize net auction proceeds by selling vehicles in geographic markets that will result in the highest resale value, net of transportation, reconditioning and auction costs. The determination of the sale location is based on an analysis of historical auction price data and market trends. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Vehicles are then offered for sale through open auctions, in which any licensed dealer can participate, and closed auctions, in which only Ford, Lincoln and Mercury dealers may participate. Our open auctions are mainly physical auctions, while our closed auctions are both physical auctions and on-line auctions. We decide to use an open or closed auction based upon factors such as vehicle age, mileage, and condition. In 2003, two-thirds of all of the vehicles we sold through auctions were returned leased vehicles and one-third of all vehicles sold through auctions were repossessed vehicles. In 2003, we took, on average, 39 days to dispose of vehicles sold at auction, the same as in 2002. Repossessed vehicles are reported in other assets on our balance sheet at values that approximate expected auction proceeds.

      We generally are able to repossess wholesale financed vehicles if the dealer does not make timely payments or meet its obligations under the financing program. However, once a vehicle is sold or leased to a retail customer, we can no longer repossess the vehicle to satisfy the dealer’s wholesale obligations.

ITEM 1. BUSINESS (Continued)

      Wholesale and Commercial. We require dealers to submit monthly financial statements, and we monitor for potential credit deterioration. We assign an evaluation rating to each dealer and we perform physical audits of vehicle inventory periodically, with more frequent audits for higher risk dealers. In addition, we monitor dealer inventory financing payoffs daily to detect deviations from typical repayment patterns, in which case we take appropriate actions. Within the United States and Canada, eight commercial lending offices provide services to fleet purchasers, leasing companies and daily rental companies. We generally review our exposure under these credit arrangements at least annually. In our international markets, this business is managed within the head office of the local market area.

Insurance

      We conduct insurance operations primarily through The American Road Insurance Company (“TARIC”) and its subsidiaries in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:

•	Insurance for extended service plan contracts, mainly through Ford dealers for new and used vehicles,

•	Physical damage insurance covering vehicles at dealers’ locations and vehicles in-transit between final assembly plants and dealers’ locations, and

•	Physical damage/liability coverage on Ford dealer daily rental vehicles.

      We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. In addition, in December 2002, TARIC began providing to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds and self-insurance workers’ compensation bonds. Previously, Ford had met all of its surety bond requirements with bonds issued by third party insurance companies. Our insurance business generated approximately 1% of our total revenues in 2003 and 2002.

EMPLOYEE RELATIONS

      At December 31, 2003, we had about 19,000 full-time employees, and 2,000 part-time and agency personnel. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.

GOVERNMENTAL REGULATIONS

      As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

      Within the United States, our operations are subject to regulation, supervision and licensing under various federal, state and local laws and regulations.

      Federal Regulation. We are subject to extensive federal regulation, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail finance transactions include the terms of repayment, the amount financed, the total finance charge and the annual percentage rate. For retail lease

ITEM 1. BUSINESS (Continued)

transactions, we are required to disclose the amount of payments at consummation of the lease, the terms for payment, and information about lease charges, insurance, excess mileage and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on a variety of factors, including race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau. We are also subject to the Soldiers’ and Sailors’ Civil Relief Act that requires us to reduce the interest rate on retail installment contracts and limits our ability to pursue collection and enforcement remedies on contracts with eligible military personnel. In addition, we are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain privacy with respect to certain consumer data in our possession and to communicate periodically with consumers on privacy matters.

      State Regulation — Licensing. In most states, a consumer credit regulatory agency regulates and enforces laws relating to finance companies. Rules and regulations generally provide for licensing of finance companies, limitations on the amount, duration and charges, including interest rates, that can be included in finance contracts, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. We must renew these licenses periodically. In certain states, we are subject to periodic examination by state regulatory authorities. Moreover, several states have laws that limit interest rates on consumer financing generally. In periods of high interest rates, these rate limitations could have an adverse effect on our operations if we were unable to purchase retail installment sale contracts with finance charges that reflect our increased costs.

      State Regulation — Repossessions. To mitigate our credit losses, sometimes we repossess a financed or leased vehicle. Repossessions are subject to prescribed legal procedures, including peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed vehicle and return of personal items to the customer. Some states provide the customer with reinstatement or redemption rights that require us to return a repossessed vehicle to the customer in certain circumstances. Our ability to sell a repossessed vehicle is restricted if a customer declares bankruptcy. The independent repossession firms we use to repossess vehicles for us also are subject to regulatory requirements.

International

      In some countries outside the United States, some of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is authorized as a deposit taking business under the Financial Services and Markets Act of 2000 and is regulated by the U.K. Financial Services Authority (“FSA”). FCE also holds a standard license under the U.K. Consumer Credit Act of 1974. Since 1993, FCE has obtained authorizations from the Bank of England (which role is now undertaken by the FSA) pursuant to the Second Banking Consolidation Directive entitling it to operate on a branch basis in all member states of the European Union. In many other locations where we operate, governmental authorities require us to obtain licenses to conduct our financing business.

ITEM 1. BUSINESS (Continued)

Our Regulatory Compliance Status

      We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable U.S. local, state and federal laws and regulations, as well as regulations in non-U.S. jurisdictions. However, we can provide no assurance that we, dealers who sell us contracts, or repossession firms that we engage, will be able to maintain all requisite licenses and permits. Failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations, financial condition and liquidity. Further, the adoption of new laws or regulations, or the revision of existing laws and regulations, could have a material adverse effect on our operations, financial condition and liquidity.

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

TRANSACTIONS WITH FORD AND AFFILIATES

      We have a profit maintenance agreement with Ford that requires Ford to make payments to us to maintain our earnings at specified minimum levels. In addition, we have an agreement to maintain a minimum control interest in FCE and to maintain FCE’s net worth above a minimum level. No payments were made under either of these agreements during the 2001 through 2003 periods.

      We formally documented our long-standing business practices with Ford in an agreement dated October 18, 2001, a copy of which was filed with the SEC on that date. The principal terms of this agreement include the following:

•	Any extension of credit from us to Ford and any of Ford’s automotive affiliates will be on arm’s length terms and will be enforced in a commercially reasonable manner.

•	We will not be required to guarantee the indebtedness or make equity investments in Ford or any of Ford’s automotive affiliates.

•	We and Ford agree to maintain our stockholder’s equity at a commercially reasonable level to support the amount, quality and type of receivables in light of prevailing economic circumstances.

•	We will not be required to accept credit or residual risk beyond what we would be willing to accept acting in a prudent and commercially reasonable manner (taking into consideration any interest rate or residual subvention payments, guarantees, or other subsidies that are provided to us by Ford or any of Ford’s automotive affiliates).

•	We and Ford are separate, legally distinct companies and will continue to maintain separate books, accounts, assets and liabilities.

      More information about transactions between us and Ford and other affiliates is contained in Note 14 of our Notes to Financial Statements, “Business — Overview”, “Business — Retail Financing”; “Business — Other Financing” and the description of Ford’s business in Ford’s 2003 10-K Report included as an exhibit to this report.

ITEM 2.	PROPERTIES

      We own our world headquarters in Dearborn, Michigan and our PRIMUS offices in Nashville, Tennessee. FCE leases its corporate offices in Brentwood, England from an affiliate of Ford. Most of our automotive finance branches and service centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2003, our total obligation under leases of real property was about $240 million.

ITEM 3.	LEGAL PROCEEDINGS

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

      Fair Lending Class Action. A putative class action in federal court in New York, Jones v. Ford Motor Credit Company, alleges that our pricing practices discriminate against African-Americans. Specifically, plaintiffs allege, “although Ford Credit’s initial analysis applies objective criteria to calculate the risk-related ’buy rate’, Ford Credit then authorizes a subjective component in its credit pricing system — the Mark-up Policy — to impose additional non-risk charges.” A second case, pending in federal court in Tennessee, Claybrook v. PRIMUS, contains similar allegations concerning PRIMUS accounts. Plaintiffs in both cases have recently filed motions for class certification.

      Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that the matters described above could be decided unfavorably to us. Although the amount of liability at December 31, 2003 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our consolidated financial position or results of operations.

      In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our business, results of operations and financial condition. For a discussion of pending cases against Ford, see Item 3 in Ford’s 2003 10-K Report.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      At December 31, 2003, all shares of our common stock were owned by Ford and Ford Holdings, LLC (a wholly-owned subsidiary of Ford). Ford plans to transfer its shares to Ford Holdings, LLC in 2004 and we would then become a wholly-owned subsidiary of Ford Holdings, LLC. We did not issue or sell any equity securities during 2003, and there is no market for our stock. We paid cash dividends of $3.7 billion and $1.15 billion in 2003 and 2002, respectively. We may pay additional dividends from time to time consistent with our leverage strategy, depending on the amount and mix of our receivables, capital requirements and profitability.

ITEM 6.	SELECTED FINANCIAL DATA

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999

Selected Income Statement
Financing revenue	(in millions)
Operating leases	$6,946	$8,648	$9,088	$8,683	$7,750
Retail	4,752	5,962	6,900	6,352	5,433
Interest supplements and other support costs earned from affiliated companies	3,517	3,658	4,125	3,523	3,293
Wholesale	877	728	1,909	2,580	1,548
Other	247	294	359	376	301

Total financing revenue	16,339	19,290	22,381	21,514	18,325
Depreciation on operating leases	(7,009)	(8,435)	(8,397)	(7,433)	(7,216)
Interest expense	(5,831)	(6,929)	(8,922)	(8,910)	(7,140)

Net financing margin	3,499	3,926	5,062	5,171	3,969
Investment and other income related to sales of receivables	2,765	2,610	1,433	557	433
Insurance premiums earned	232	261	231	226	237
Other income	1,105	649	658	648	787

Total financing margin and revenue	7,601	7,446	7,384	6,602	5,426
Operating expenses	(2,357)	(2,307)	(2,333)	(2,223)	(1,972)
Provision for credit losses	(1,998)	(2,971)	(3,351)	(1,664)	(1,162)
Insurance expenses	(211)	(203)	(206)	(208)	(207)

Total expenses	(4,566)	(5,481)	(5,890)	(4,095)	(3,341)

Income from continuing operations before income taxes	3,035	1,965	1,494	2,507	2,085
Provision for income taxes	(1,164)	(730)	(663)	(930)	(789)
Minority interests in net income of subsidiaries	(2)	(3)	(1)	(33)	(52)

Income from continuing operations	1,869	1,232	830	1,544	1,244
Income/(loss) from discontinued/held-for-sale operations	3	33	9	(8)	17
Loss on disposal of discontinued/held-for-sale operations	(55)	(31)	—	—	—

Net income	$1,817	$1,234	$839	$1,536	$1,261

Cash dividends	$3,700	$1,150	$400	$120	$2,317
Return on equity	14%	9%	7%	13%	11%
Earnings-to-fixed charges ratio	1.52	1.28	1.17	1.28	1.29
Selected Balance Sheet
Finance receivables	(in billions)
Retail installment	$77.8	$68.4	$83.4	$79.9	$75.3
Wholesale	22.5	16.4	15.4	33.7	26.1
Other	8.6	9.8	9.1	8.4	7.1

Total finance receivables, net	108.9	94.6	107.9	122.0	108.5
Net investment in operating leases	23.2	31.3	37.2	36.5	31.3

Total net finance receivables and operating leases	132.1	125.9	145.1	158.5	139.8
All other	46.7	44.3	28.0	15.8	16.8

Total assets	$178.8	$170.2	$173.1	$174.3	$156.6

Memo: Total managed receivables*	$181.5	$197.3	$203.8	$186.9	$159.4
Memo: Allowance for credit losses	3.0	3.2	2.8	1.6	1.5
Capitalization
Short-term debt	(in billions)
Commercial paper	$15.1	$8.2	$15.7	$42.3	$43.1
All other	9.6	8.0	6.9	7.6	6.7

Total short-term debt	24.7	16.2	22.6	49.9	49.8
Long-term debt Notes payable within one year	29.5	22.8	21.1	12.6	19.3
Notes payable after one year	95.5	101.3	102.1	83.1	63.0

Total long-term debt	125.0	124.1	123.2	95.7	82.3

Total debt	149.7	140.3	145.8	145.6	132.1
Stockholder’s equity	12.5	13.6	12.0	12.2	10.9

Total capital	$162.2	$153.9	$157.8	$157.8	$143.0

Debt-to-equity ratio (to 1)	12.0	10.3	12.2	11.9	12.1
Short-term debt and notes payable within one year as percent of total capital	33%	25%	28%	40%	48%
Memo: Debt-to-equity ratio on a managed basis (to 1) as defined in the MD&A (see explanation of calculation)	13.0	12.8	14.8	13.9	13.0

*	Managed receivables include receivables sold in off-balance sheet securitizations and exclude receivables sold in whole-loan sale transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Generation of Revenue, Income and Cash

      As an indirect, wholly-owned subsidiary of Ford, our primary focus is to profitably support the sale of Ford vehicles. The principal factors that influence our earnings are the amount and mix of different types of finance receivables and net investment in operating leases and financing margins. The performance of these receivables and leases over time, mainly through the impact of credit losses and variations in the residual value of leased vehicles, also affects our earnings.

      The amount of our finance receivables and net investment in operating leases depends on many factors; some of the key factors are:

•	The volume of new and used vehicle sales and leases,

•	The extent to which we purchase retail installment sale and lease contracts and the extent to which we provide wholesale financing,

•	The sale prices of the vehicles financed,

•	The level of dealer inventories,

•	Ford-sponsored special financing programs available exclusively through us, and

•	The availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

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

Business Performance

      We review our business performance from several perspectives, including:

•	On-balance sheet basis — includes receivables we own and receivables sold for legal purposes that remain on our balance sheet,

•	Securitized off-balance sheet basis — includes receivables sold in securitization transactions that are not reflected on our balance sheet,

•	Managed basis — includes on-balance sheet and securitized off-balance sheet receivables that we continue to service, and

•	Serviced basis — includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.

      We analyze our financial performance primarily on an on-balance sheet and managed basis. We retain interests in receivables sold in off-balance sheet securitizations, and with respect to subordinated retained interests, we have credit risk. As a result, we evaluate credit losses, receivables and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions. As a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. To evaluate the performance of

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

these activities, we monitor a number of serviced performance measures, such as repossession statistics, losses on repossessions and the number of bankruptcy filings.

      We measure the performance of our North America Segment and our International Segment primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness and the results of discontinued and held for sale operations. Hedge ineffectiveness is excluded in assessing our segment performance because our risk management activities are carried out on a centralized basis at the corporate level. For further discussion regarding our segments, see Note 18 of our Notes to Financial Statements.

Trends and Strategies

Origination: Buy it Right, Price it Right

      In 2003, our origination strategy, which includes the purchase of retail installment sale contracts and lease contracts from dealers, continued to focus on financing new Ford vehicles and late-model used vehicles. In 2002 and 2003, we increased the quality of our retail installment sale and operating lease portfolios by reducing the number of new, non-Ford and older-model used vehicles financed. We reduced new, non-Ford financing because of adverse selection (i.e., the customers with relatively higher creditworthiness took advantage of other manufacturers’ incentive programs). We reduced the number of older-model used vehicles financed because the creditworthiness of customers who finance those vehicles generally is lower. Also during 2003, we continued to implement a number of enhancements to our credit-risk scoring models and risk-pricing structures that support our origination strategy.

Servicing: Operate Efficiently, Collect Effectively, Enhance Owner Loyalty

      Our servicing strategy is to improve efficiency and collections effectiveness by continually upgrading our processes, while at the same time enhancing customer satisfaction and loyalty. During 2003, we further increased the commonality of our business processes and information technology platforms and introduced other enhancements to increase efficiency and effectiveness. In North America, for example, we enhanced our collection modeling capabilities to allow for more focused collection activity on high-risk accounts and developed a risk-based staffing model to ensure collection resources are aligned with portfolio risk. These and other process improvements, and gradual improvement in the U.S. economy, resulted in favorable trends in credit loss indicators, including delinquencies which improved toward year-end 2003.

Funding: Fund it Efficiently, Manage Risk

      Our funding strategy is to maintain liquidity and access to diverse funding sources that are cost effective. We continue to meet a significant portion of our funding requirements through securitizations because of the stability of the market for asset-backed securities, their lower costs compared with unsecured debt (at our present credit ratings) and the diversity of funding sources that they provide. In recent years, our lower credit ratings generally have resulted in higher borrowing costs and reduced access to capital markets. The decline in our credit ratings over the past several years primarily reflected the credit rating agencies’ opinions of Ford, including concerns regarding Ford’s automotive cash flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising healthcare costs.

Results of Operations

      Discontinued Operations. Consistent with our focus on the core business of supporting Ford’s brands, during the fourth quarter of 2003 we committed to a plan to sell AMI Leasing and Fleet

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management Services, our operation in the United States that offers full-service car and truck leasing. We expect to complete the sale during 2004. In addition, we completed the sale of Axus, our all-makes fleet leasing operations in Europe, New Zealand and Australia initiated in 2002. The following discussion of our results in Item 7 and 7A excludes the results of these discontinued and held-for-sale operations, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The discontinued operations are described in Note 10 of our Notes to Financial Statements.

      FCAR Owner Trust Consolidation. We use a special purpose trust, FCAR Owner Trust (“FCAR”), as a source of funds for our operations. FCAR’s activities are limited to issuing asset-backed commercial paper and other securities, borrowing from banks and buying highly-rated asset-backed securities issued by securitization special purpose entities (“SPEs”) sponsored by us.

      In the second quarter of 2003, we purchased a portion of the equity interests in FCAR from unaffiliated parties for $175 million. As a result of this transaction, FCAR’s assets, liabilities and results of operations were consolidated into our financial statements. In addition, the accounting consolidation of FCAR also caused certain of the Ford Credit sponsored securitization SPEs that sell asset-backed securities to FCAR to lose their status as qualifying SPEs under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Consequently, the receivables previously sold by us to these SPEs were deemed to be reacquired by us in accordance with SFAS No. 140 requirements. These receivables are referred to as “reacquired receivables” and are now reported on our balance sheet at fair value. Following the accounting consolidation of FCAR, most sales of receivables to Ford Credit sponsored SPEs that sell asset-backed securities to FCAR will not qualify as an accounting sale and will be reported on our balance sheet.

      The accounting consolidation of FCAR and related securitization SPEs did not change the bankruptcy-remote status of these entities and the isolation of assets achieved in these transactions was not changed. The receivables sold to the SPEs and the asset-backed securities held by FCAR are available only for the SPEs, FCAR and their investors, and other participants, and are not available to pay our obligations or the claims of our creditors. The accounting consolidation did not have a material impact on our earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs. The accounting consolidation of FCAR increased our financial statement debt-to-equity ratio because the asset-backed commercial paper issued by FCAR is now included in our debt. No gain or loss was recorded upon consolidation.

      We took the actions that resulted in FCAR’s consolidation because we believed it was the best way to maintain our near term liquidity, funding flexibility and program economics that FCAR provides us. Many of the other alternatives considered would have required further modifications to FCAR in the near future due to possible changes to SFAS No. 140 as well as the uncertainty surrounding the interpretation of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

Fourth Quarter 2003 Compared with Fourth Quarter 2002

      We earned $470 million in the fourth quarter of 2003, up $116 million or 33% compared with earnings of $354 million a year ago. Our consolidated pre-tax income from continuing operations in the fourth quarter of 2003 was $839 million, up $245 million or 41% from earnings of $594 million a year ago. The increase in earnings primarily reflected a lower provision for credit losses and the net favorable market valuation of derivative instruments and associated exposures, offset partially by lower sales of receivables.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of our operations by business segment for the fourth quarter of 2003 and 2002 are shown below:

	Fourth Quarter

			2003 Over/
			(Under) 2002

	2003	2002	Amount	Percentage

	(in millions)
Income before income taxes
North America Segment	$559	$486	$73	15%
International Segment	156	149	7	5
Eliminations/other	124	(41)	165

Pre-tax income from continuing operations	$839	$594	$245	41%
Provision for income taxes and minority interests	(316)	(223)	(93)
Loss from discontinued/held-for sale operations	(53)	(17)	(36)

Total net income	$470	$354	$116	33%

      North America Segment income before income taxes in the fourth quarter of 2003 was up $73 million from the fourth quarter of 2002. This increase primarily reflected a lower provision for credit losses, offset partially by lower income related to off-balance sheet securitizations. The lower provision for credit losses primarily reflected the non-recurrence of an increase in our allowance for credit losses in the fourth quarter of 2002. Lower income related to off-balance sheet securitizations resulted from lower issuances during the year and lower outstanding off-balance sheet receivables.

      International Segment income before income taxes in the fourth quarter of 2003 was up $7 million from the fourth quarter of 2002. This increase primarily reflected a lower provision for credit losses because of lower receivables and higher recoveries, mostly in Latin America, offset partially by higher borrowing costs in Europe.

      Income before income taxes in the eliminations/other category in the fourth quarter of 2003 was up $165 million compared with the fourth quarter of 2002. The improvement primarily reflected the net favorable market valuation of derivative instruments and associated exposures, which is included in “Other income” and “Investment and other income related to sales of receivables” on our income statement.

Full Year 2003 Compared with Full Year 2002

      We earned $1,817 million in 2003, up $583 million or 47% compared with earnings of $1,234 million a year ago. Our consolidated pre-tax income from continuing operations in 2003 was $3,035 million, up $1,070 million or 54% from a year ago. The increase in earnings primarily reflected a lower provision for credit losses and the net favorable market valuation of derivative instruments and associated exposures, offset partially by the impact of lower average net receivables.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of our operations by business segment for 2003 and 2002 are shown below:

	Full Year

			2003 Over/
			(Under) 2002

	2003	2002	Amount	Percentage

	(in millions)
Income before income taxes
North America Segment	$2,076	$1,665	$411	25%
International Segment	657	541	116	21
Eliminations/other	302	(241)	543

Pre-tax income from continuing operations	$3,035	$1,965	$1,070	54%
Provision for income taxes and minority interests	(1,166)	(733)	(433)
Income/(loss) from discontinued/ held-for-sale operations	(52)	2	(54)

Total net income	$1,817	$1,234	$583	47%

      North America Segment income before income taxes in 2003 was up $411 million compared with 2002. This increase primarily reflected a lower provision for credit losses, offset partially by the impact of lower average net receivables. The lower provision for credit losses primarily reflected the non-recurrence of an increase in our allowance for credit losses in 2002, and lower credit losses. The impact of lower average net receivables reflected lower financing volumes.

      International Segment income before income taxes in 2003 was up $116 million compared with 2002. This increase primarily reflected a lower provision for credit losses, the favorable impact of currency exchange rates and higher wholesale volume. The lower provision for credit losses primarily reflected lower retail receivables levels and higher recoveries in Latin America. The favorable currency exchange rates primarily reflected the stronger euro and pound sterling compared with the U.S. dollar. Higher wholesale volume primarily reflected the growth of wholesale financing provided to Mazda dealers in Europe. Higher borrowing costs in Europe were a partial offset.

      Income before income taxes in the eliminations/ other category in 2003 was up $543 million compared with 2002. The improvement primarily reflected the net favorable market valuation of derivative instruments and associated exposures.

Full Year 2002 Compared with Full Year 2001

      We earned $1,234 million in 2002, up $395 million or 47% compared with earnings of $839 million in 2001. Our consolidated pre-tax income from continuing operations in 2002 was $1,965 million, up $471 million or 32% from 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Results of our operations by business segments for 2002 and 2001 are shown below:

	Full Year

			2002 Over/
			(Under) 2001

	2002	2001	Amount	Percentage

	(in millions)
Income before income taxes
North America Segment	$1,665	$1,525	$140	9%
International Segment	541	390	151	39
Eliminations/other	(241)	(421)	180

Pre-tax income from continuing operations	$1,965	$1,494	$471	32%
Provision for income taxes and minority interests	(733)	(664)	(69)
Income from discontinued/held-for-sale operations	2	9	(7)

Total net income	$1,234	$839	$395	47%

      North America Segment income before income taxes in 2002 was up $140 million compared with 2001. This increase primarily reflected a lower provision for credit losses due to the non-recurrence of a substantial increase in our allowance for credit losses late in 2001, offset partially by the impact of lower net financing margins.

      International Segment income before income taxes in 2002 was up $151 million compared with 2001. This increase resulted primarily from higher net financing margins, due to our reduced focus on relatively lower margin fleet financing products, as well as a lower provision for credit losses, and the favorable impact of higher amounts of receivables.

      Loss before income taxes in the eliminations/other category in 2002 improved $180 million compared with 2001. The improvement primarily reflected the decrease in the net unfavorable market valuation of derivative instruments and associated exposures and the non-recurrence of the Revitalization Plan charges taken in 2001.

Placement Volume and Financing Share

      Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Fourth
	Quarter		Full Year

	2003	2002	2003	2002	2001	2000	1999

	(in thousands)
Worldwide
Retail installment	672	710	2,960	3,322	4,495	3,777	3,428
Operating and finance leases	98	148	487	775	1,050	1,228	1,065

Total financing volume	770	858	3,447	4,097	5,545	5,005	4,493

North America Segment
United States	429	490	1,980	2,512	3,819	3,525	3,139
Canada	41	47	197	212	227	210	198

Total North America Segment	470	537	2,177	2,724	4,046	3,735	3,337
International Segment
Europe	187	211	836	917	988	795	829
Other international	113	110	434	456	511	475	327

Total International Segment	300	321	1,270	1,373	1,499	1,270	1,156

Total financing volume	770	858	3,447	4,097	5,545	5,005	4,493

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of new Ford brand vehicles acquired by dealers in Europe:

	Fourth
	Quarter		Full Year

	2003	2002	2003	2002	2001	2000	1999

United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	39%	36%	39%	41%	54%	51%	47%
Wholesale	82	86	82	85	84	84	84
Europe
Financing share — Ford
Retail installment and lease	33%	34%	31%	34%	37%	32%	33%
Wholesale	99	99	97	97	97	97	96

North America Segment

      Our total financing contract placement volumes were 470,000 contracts in the fourth quarter of 2003, down 67,000 contracts or 12% compared with a year ago. The decline in the fourth quarter compared with the year ago period reflected our reduction of used and non-Ford retail installment financing as a result of our renewed focus on supporting Ford’s brands. For the full year of 2003, our financing contract placement volumes were 2.2 million, down 547,000 contracts or 20% compared with a year ago. The full year decline resulted primarily from the same factors discussed above for the fourth quarter of 2003. Additional factors in the full year decline include Ford’s increased use of cash rebate marketing programs that do not require use of our financing products. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 39% in the fourth quarter of 2003 compared with 36% a year ago. For the full year of 2003, our financing share was 39% compared with 41% a year ago. This decline resulted primarily from the same factors described above.

International Segment

      In the fourth quarter of 2003, our total financing contract placement volumes were 300,000, down 21,000 contracts or 7% compared with a year ago. This decrease is more than explained by factors in Europe, primarily the United Kingdom and Germany. In the United Kingdom, Ford used fewer financing-based marketing programs. In Germany, daily rental volume was lower because of competitive pressures. Our financing share of all new Ford brand vehicles sold by dealers in Europe was 33% in the fourth quarter of 2003, compared with 34% in the prior year.

      For the full year of 2003, our financing contract placement volumes were 1.3 million contracts, down 103,000 contracts or 8% compared with a year ago. The majority of this decrease occurred in Europe, which resulted primarily from the same factors discussed above for the fourth quarter of 2003 as well as fewer low-rate financing programs in Germany and lower fleet financing volume in both the United Kingdom and Germany. The remaining decrease occurred in Asia-Pacific, primarily Japan, resulting from reduced levels of low-rate financing programs. Our financing share for the full year of 2003 in Europe was 31%, compared with 34% in the prior year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Finance Receivables and Operating Leases

      Our financial condition is impacted significantly by the performance of our receivables as shown below.

	December 31,

	2003	2002	2001	2000	1999

	(in billions)
Receivables
On-Balance Sheet (including on-balance sheet securitizations)
Finance receivables
Retail installment	$77.8	$68.4	$83.4	$79.9	$75.3
Wholesale	22.5	16.4	15.4	33.7	26.1
Other	8.6	9.8	9.1	8.4	7.1

Total finance receivables, net	$108.9	$94.6	$107.9	$122.0	$108.5
Net investment in operating leases	23.2	31.3	37.2	36.5	31.3

Total on-balance sheet	$132.1	$125.9	$145.1	$158.5	$139.8

Memo: Allowance for credit losses included above	$3.0	$3.2	$2.8	$1.6	$1.5

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$29.1	$48.9	$41.2	$26.0	$14.5
Wholesale	20.3	22.5	17.5	2.3	5.0
Other	—	—	—	—	—

Total finance receivables	$49.4	$71.4	$58.7	$28.3	$19.5
Net investment in operating leases	—	—	—	0.1	0.1

Total securitized off-balance sheet	$49.4	$71.4	$58.7	$28.4	$19.6

Managed
Finance receivables
Retail installment	$106.9	$117.3	$124.6	$105.9	$89.8
Wholesale	42.8	38.9	32.9	36.0	31.1
Other	8.6	9.8	9.1	8.4	7.1

Total finance receivables	$158.3	$166.0	$166.6	$150.3	$128.0
Net investment in operating leases	23.2	31.3	37.2	36.6	31.4

Total managed	$181.5	$197.3	$203.8	$186.9	$159.4

Serviced	$188.8	$202.3	$203.8	$186.9	$159.4

      On-Balance Sheet Receivables. On-balance sheet finance receivables and net investment in operating leases, net of allowance for credit losses, at December 31, 2003 were $132.1 billion, up $6.2 billion or 5% from a year ago. The increase primarily reflected the accounting consolidation of FCAR in May 2003 and the impact related to changes in currency exchange rates, offset partially by the impact of lower lease and retail placement volumes, and receivables sold in off-balance sheet securitizations and whole-loan sale transactions.

      At December 31, 2003, on-balance sheet retail receivables included $14.3 billion that have been sold for legal purposes to Ford Credit-sponsored securitization SPEs that sell asset-backed securities to FCAR and are available only for repayment of asset-backed commercial paper issued by FCAR, other securitization investors and other participants. These receivables are not available to pay the obligations of Ford Credit or the claims of Ford Credit’s creditors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables at December 31, 2003 were $49.4 billion, down $22 billion or 31% from a year ago. This decrease primarily reflected the reacquired receivables resulting from the consolidation of FCAR, now reported on our balance sheet, the slower pace of securitizations and the increased use of whole-loan sale transactions.

      Managed Receivables. Total managed receivables at December 31, 2003 were $181.5 billion, down $15.8 billion or 8% from December 31, 2002, primarily reflecting lower retail installment sale contracts resulting from lower placement volumes, lower net investment in operating leases, and the sale of U.S. retail finance receivables in whole-loan sale transactions. Net investment in operating leases was lower resulting from Ford’s marketing programs, including Ford-sponsored special-rate retail installment financing and cash rebates that caused leasing to be a less attractive financing alternative for our customers.

      Serviced Receivables. Serviced receivables includes our managed receivables and receivables that we sold in whole-loan sale transactions. We continue to service the receivables sold in whole-loan sale transactions. We retain no interest in the receivables, however, and all credit risk associated with the receivables is transferred to the buyer.

Credit Risk

      Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. As discussed in Item 1, we actively manage the credit risk of our consumer and non-consumer portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheets is our estimate of the probable credit losses for receivables and leases that are impaired at the points in time shown on our balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Loss Experience

          Worldwide

      The following table shows actual credit losses net of recoveries (“credit losses”) for our worldwide on-balance sheet, reacquired, securitized off-balance sheet and managed receivables, for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal credit losses divided by the average amount of net receivables outstanding for the period, are shown for our on-balance sheet and managed portfolios.

	Full Year

	2003	2002	2001

	(in millions)
Credit Losses
On-Balance Sheet
Retail installment and lease	$1,871	$2,292	$2,052
Wholesale	148	40	33
Other	25	30	24

Total on-balance sheet	$2,044	$2,362	$2,109
Reacquired Receivables (retail)	92	—	—

Total on-balance sheet (including reacquired receivables)	$2,136	$2,362	$2,109

Securitized Off-Balance Sheet
Retail installment and lease	$677	$448	$218
Wholesale	—	6	1
Other	—	—	—

Total securitized off-balance sheet	$677	$454	$219

Managed
Retail installment and lease	$2,640	$2,740	$2,270
Wholesale	148	46	34
Other	25	30	24

Total managed	$2,813	$2,816	$2,328

Loss-to-Receivables Ratios
On-Balance Sheet (including reacquired receivables)*
Retail installment and lease	1.97%	2.05%	1.74%
Wholesale	0.79	0.25	0.12
Total including other	1.67%	1.72%	1.36%

Memo: On-Balance Sheet (excluding reacquired receivables)	1.60%	1.72%	1.36%
Managed
Retail installment and lease	1.91%	1.73%	1.43%
Wholesale	0.37	0.13	0.10
Total including other	1.50%	1.39%	1.19%

*	We believe that the use of the on-balance sheet loss-to-receivables ratio that includes the credit losses on reacquired receivables is useful to our investors because it provides a more complete presentation of our on- balance sheet credit loss performance.

     Most of our credit losses are related to retail installment sale and lease contracts. Credit losses depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, and the net resale price of repossessed vehicles and other losses associated with impaired accounts and unrecoverable vehicles. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      In the fourth quarter of 2003, we recognized credit losses (“charge-offs”) totaling $106 million primarily related to impaired accounts over 120 days delinquent in our European wholesale portfolio. This resulted from our International operations adopting the practice used in our North American operations of charging off accounts more than 120 days delinquent. There was no impact on earnings in the fourth quarter because these accounts were reserved fully at the time of impairment. We have not changed our collection efforts with respect to these accounts. The increase in wholesale losses increased the full year on-balance sheet and managed loss-to-receivables ratios by 8 and 5 basis points, respectively.

Full Year 2003 Compared with Full Year 2002

      Credit Losses — On-Balance Sheet. In 2003, credit losses for our on-balance sheet portfolio declined $318 million, or 13% from a year ago reflecting improved performance in our U.S. commercial receivables and lower on-balance sheet receivables at Triad and Fairlane Credit. Triad continues to securitize its new loan placements, reducing the size of its on-balance sheet receivables. Fairlane Credit ceased purchasing retail installment sale contracts in 2002 and its receivables are liquidating. These declines were offset partially by the charge-off of 120-day delinquent accounts, which resulted in recognition of $106 million of credit losses, primarily in our wholesale receivables in Europe. As a result of lower on-balance sheet credit losses and our retention of securitized receivables on our balance sheet, which exhibit lower loss-to-receivable ratios than the average portfolio, our on-balance sheet loss-to-receivables ratio in 2003 was 1.67%, down from 1.72% in 2002.

      Credit Losses — Securitized Off-Balance Sheet. In 2003, credit losses for our securitized off-balance sheet portfolio increased $223 million, or 49% from a year ago, reflecting an increase in the average age of our securitized off-balance sheet receivables.

      Credit Losses — Managed. The loss-to-receivables ratio for our managed portfolio was 1.50% in 2003, up from 1.39% a year ago, reflecting primarily lower retail receivables and net investment in operating leases resulting from lower placement volumes and whole-loan sale transactions.

Full Year 2002 Compared with Full Year 2001

      Credit losses for our on-balance sheet portfolio were $2,362 million in 2002, up $253 million from 2001, resulting largely from a continuation of a weak economy in the United States and growth in both retail consumer prime and non-prime receivables and retail commercial receivables during previous years. Higher unemployment and an increase in bankruptcy filings in the United States increased the number of vehicle repossessions. At the same time, a decline in used vehicle values and an increase in the average amount financed increased the average loss per unit repossessed. The loss-to-receivables ratio for our on-balance sheet portfolio was 1.72% in 2002, up from 1.36% in 2001 as a result of the increase in credit losses and an increase in securitization of wholesale receivables. Credit losses and loss-to-receivables ratios on wholesale receivables are substantially lower than those for retail installment sale and lease contracts. Securitization of these receivables removes them from our balance sheet and increases our on-balance sheet loss-to-receivables ratio.

      Credit losses for our managed portfolio were $2,816 million in 2002, up $488 million from 2001. The loss-to-receivables ratio for our managed portfolio was 1.39% in 2002, up from 1.19% in 2001, reflecting an increase in credit losses, for reasons discussed above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ford Credit U.S. Retail and Operating Lease

      The following table shows the loss-to-receivables, repossession, bankruptcy and delinquency statistics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio, which was approximately 60% of our worldwide managed portfolio of retail receivables and net investment in operating leases at December 31, 2003.

	Full Year

	2003	2002	2001	2000

On-Balance Sheet
Credit losses (in millions)	$1,088	$1,180	$1,135	$806
Loss-to-receivables ratios	2.04%	1.87%	1.61%	1.12%
Managed
Credit losses (in millions)	$1,530	$1,520	$1,304	$865
Loss-to-receivables ratios	1.89%	1.50%	1.31%	0.98%
Other Metrics — Serviced
Repossessions (in thousands)	200	199	174	141
Repossession ratios	3.27%	2.79%	2.45%	2.19%
Average loss per repossession	$7,350	$6,960	$6,600	$5,800
New bankruptcy filings (in thousands)	107	118	91	71
Over-60-day delinquency ratios	0.35%	0.36%	0.40%	0.30%

      On-Balance Sheet. Although credit losses declined by $92 million in 2003 compared with 2002, the loss-to-receivables ratio increased in 2003 reflecting a decline in our U.S. retail installment sale and lease portfolio from a year ago as a result of lower placement volumes and whole-loan sale transactions.

      Managed. In 2003, credit losses were $1,530 million compared with $1,520 million in 2002. The loss-to-receivables ratio for our managed receivables was 1.89%, compared with 1.50% a year ago, reflecting the slight increase in credit losses and a decrease in the average receivables.

      Other Metrics — Serviced. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding during the relevant periods, defined as the repossession ratio. While our total number of repossessions has increased slightly compared with a year ago, our repossession ratio increased 48 basis points reflecting about a 15% reduction in the number of outstanding contracts compared with 2002.

      In 2003, our average loss per repossession, which we refer to as severity, was $7,350, up $390 per unit or 6% reflecting a decline in auction prices, particularly in the first half of 2003.

      In 2003, the over-60-day delinquency ratio was 0.35%, down from 0.36% a year ago. Full year delinquency ratios are expressed as an average of the quarterly ratios for non-bankrupt accounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Credit Losses

      Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables for our on-balance sheet portfolio are shown below:

	December 31,

	2003	2002	2001	2000	1999

	(in billions)
Allowance for Credit Losses
Retail installment and lease	$2.8	$2.9	$2.5	$1.5	$1.4
Wholesale	0.1	0.2	0.2	0.1	0.1
Other	0.1	0.1	0.1	0.0	0.0

Total allowance for credit losses	$3.0	$3.2	$2.8	$1.6	$1.5

As a Percentage of End-of-Period Net Receivables
Retail installment and lease	2.76%	2.92%	2.10%	1.28%	1.25%
Wholesale	0.71	1.36	1.03	0.37	0.41
Other	0.67	0.62	0.66	0.24	0.29
Total	2.28%	2.52%	1.89%	1.03%	1.05%

      At December 31, 2003, our allowance for credit losses was down $168 million compared with year-end 2002, reflecting primarily the charge-off of $106 million of 120-day delinquent accounts, primarily related to wholesale receivables in our European portfolio, which reduced the corresponding allowance for credit losses. Other factors contributing to this reduction were lower credit losses and lower receivables in our commercial portfolio and lower receivables in our liquidating Fairlane Credit portfolio.

      A description of our process for setting this allowance is provided below in “Critical Accounting Estimates — Allowance for Credit Losses.” Our allowance for credit losses does not include any allowance for receivables that we have sold in off-balance sheet securitizations and whole-loan sale transactions.

Residual Risk

      We are exposed to residual risk on operating leases, RCO contracts and similar balloon payment products where the customer has the right to return the financed vehicle to us. Our residual risk on retail lease and other contracts is composed of two types of risk: residual value risk and return rate risk. Residual value risk is the possibility that the actual net proceeds we realize upon the sale of returned vehicles at contract termination, which is referred to as the residual value of these vehicles, will be lower than our projection of these values. Return rate risk is the possibility that the percentage of vehicles returned to us at contract termination will be higher than we expect. Residual risk on operating leases is discussed in more detail below in “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail Operating Lease Experience

      We use various statistics to monitor our residual value risk and return rate risk. Placement volume measures the number of leases we purchase each year. Termination volume measures the number of vehicles for which the lease has ended in each year. Return rates are the percentage of vehicles that are returned to us at the end of the terminated lease and not purchased by either the customer or the dealer. The following table shows placement volumes, termination volumes and return rates for our North America Segment, which accounted for 90% of our total net investment in operating leases at December 31, 2003:

	2003	2002	2001	2000	1999

Placement Volumes (in thousands)
Ford, Lincoln and Mercury Cars	57	104	163	205	187
Ford, Lincoln and Mercury Trucks	144	261	408	538	493
Jaguar, Land Rover and Volvo*	48	95	90	53	39
Other	25	9	17	23	32

Total North America Segment	274	469	678	819	751

Termination Volumes (in thousands)
Ford, Lincoln and Mercury Cars	167	169	151	154	244
Ford, Lincoln and Mercury Trucks	412	486	366	360	499
Jaguar, Land Rover and Volvo*	55	48	34	28	14
Other	20	34	80	87	107

Total North America Segment	654	737	631	629	864

Return Rates
Ford, Lincoln and Mercury Cars	78%	62%	58%	62%	70%
Ford, Lincoln and Mercury Trucks	68	66	66	63	71
Jaguar, Land Rover and Volvo*	54	43	45	51	45
Other	55	50	60	69	67
Total North America Segment	69%	63%	62%	63%	70%

*	We first reported placement volumes for Land Rover in 2001.

     In 2003, termination volumes were down 83,000 units compared with 2002, largely related to lower contract placement volumes in 2001. In 2004, we expect termination volumes to continue to decline because of lower contract placement volumes in 2001 and 2002. In 2003, return rates were up 6 percentage points compared with 2002, reflecting lower residual values. Although residual values were lower in 2003, compared with 2002, they improved in the second half of the year, resulting from the economic recovery and lower lease termination volumes. Correspondingly, return rates reached a peak of 71% in the first quarter of 2003 but declined through the remainder of the year. As the economy continues to improve and termination volumes continue to decline, we expect residual values will stabilize and may even increase. As a result, we expect return rates to remain constant or decline further.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Ratings

      Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the SEC:

•	Dominion Bond Rating Service Limited (“DBRS”);

•	Fitch, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”).

      In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by Ford, us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk, and therefore ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Our credit ratings from all of the NRSROs are closely associated with their opinions on Ford. Our lower ratings over the past several years are primarily a reflection of those opinions, including concerns regarding Ford’s automotive cash flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising healthcare costs.

      DBRS Ratings. On April 22, 2003, DBRS lowered our long-term corporate credit rating to “BBB (high)” with a stable trend from “A (low)” with a negative trend, and confirmed our short-term credit rating at “R-1 (low)” with a stable trend. On December 22, 2003, DBRS confirmed these long-and short-term ratings and trends.

      Fitch Ratings. On November 14, 2003, Fitch affirmed our long-and short-term credit ratings at “BBB+” and “F2”, respectively, with a negative outlook.

      Moody’s Ratings. On November 14, 2003, Moody’s confirmed our long- and short-term credit ratings at “A3” and “P-2”, respectively, with a negative outlook.

      S&P Ratings. On November 12, 2003, S&P lowered our long-term corporate credit rating to “BBB-” with a stable outlook from “BBB” with a negative outlook, and lowered our short-term credit rating to “A-3” from “A-2”.

      The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since 2000:

	DBRS*			Fitch			Moody’s			S&P

	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Date	Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term	Term	Outlook

Apr. 2000	A (high)	R-1 (low)	Stable	A+	F1	Stable	A2	P-1	Stable	A	A-1	Stable

Aug. 2001	A	R-1 (low)	Stable	A+	F1	Negative	A2	P-1	Negative	A	A-1	Negative

Sep. 2001	A	R-1 (low)	Stable	A-	F2	Negative	A2	P-1	Negative	A	A-1	Negative

Oct. 2001	A (low)	R-1 (low)	Stable	A-	F2	Negative	A2	P-1	Negative	BBB+	A-2	Stable

Jan. 2002	A (low)	R-1 (low)	Stable	BBB+	F2	Negative	A3	P-2	Negative	BBB+	A-2	Negative

Oct. 2002	A (low)	R-1 (low)	Negative	BBB+	F2	Negative	A3	P-2	Negative	BBB	A-2	Negative

Apr. 2003	BBB (high)	R-1 (low)	Stable	BBB+	F2	Negative	A3	P-2	Negative	BBB	A-2	Negative

Nov. 2003	BBB (high)	R-1 (low)	Stable	BBB+	F2	Negative	A3	P-2	Negative	BBB-	A-3	Stable

*	NRSRO designation granted on February 27, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funding

Funding Sources

      Our funding sources include debt and sales of receivables in securitizations and other structured financings.

      Debt consists of short- and long-term unsecured debt, placed directly by us or through securities dealers or underwriters, and bank borrowings. We consider any debt with an original maturity of 12 months or less to be short-term debt. We issue short-term debt through commercial paper programs in the United States, Europe, Canada and other international markets, with sales mostly to qualified institutional investors. Rule 2a-7 under the Investment Company Act of 1940, as amended, limits money market mutual funds subject to that Act to investments only in securities that have received a “1” or “2” rating from at least two NRSROs. In particular, money market mutual funds may hold no more than 5% of their assets in the “Tier-1” securities of any issuer and no more than 1% of their assets in the “Tier-2” securities of any issuer (with no more than 5% of assets permitted in Tier-2 securities from all issuers combined). Tier-1 securities are those receiving a “1” rating from at least two NRSROs. Tier-2 securities are securities that do not qualify as Tier-1 securities but receive a “2” rating from at least two NRSROs.

      In 2001 and 2002, S&P, Moody’s and Fitch lowered our short-term ratings from their respective “1” rating category (A-1/ P-1/ F1) to their “2” rating category (A-2/ P-2/ F2), while DBRS maintained our short-term rating (R-1 (low)) in their “1” rating category. In 2003, S&P further lowered our short-term rating to A-3. Consequently, since October 2001 we have been a Tier-2 commercial paper issuer and remain so at present. The U.S. market for Tier-2 commercial paper (i.e., that having the second highest rating from at least two NRSROs) is only approximately 5% of the size of the U.S. Tier-1 commercial paper market ($54 billion outstanding for Tier-2 compared with $1.2 trillion outstanding for Tier-1 at December 31, 2003). In addition, during 2003 the U.S. Tier-2 market declined from $65 billion outstanding at the end of 2002 to $54 billion outstanding at the end of 2003. As a result, our outstanding U.S. commercial paper declined from $29.6 billion at the end of 2000 to $5.1 billion at the end of 2002, and further declined to $3.2 billion at the end of 2003. This decline in our U.S. commercial paper balance was the largest contributor to the decline in our global commercial paper balance, discussed in “Funding Portfolio” below.

      We also obtain short-term funding from the sale of floating rate demand notes, which may be redeemed at any time at the option of the holder thereof without restriction. At December 31, 2003, the principal amount outstanding of such notes was $7.3 billion. We do not hold reserves specifically to fund the payment of the demand notes or any other short-term funding obligation. Our policy is to have sufficient cash and cash equivalents, unused committed bank-sponsored asset-backed commercial paper issuer (“conduit”) capacity, securitizable assets, and back-up credit facilities to provide liquidity for all of our short-term funding obligations. FCE also issues certificates of deposit primarily to a broad range of institutional investors in various markets to obtain short-term funding. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

      We issue a variety of long-term debt securities in the United States and international capital markets to both retail and institutional investors. Long-term debt is debt with an original maturity of more than 12 months. We use several long-term funding programs, including notes offered with a variety of maturities of two years and longer, and medium-term notes sold through sales agents in smaller amounts in various currencies.

      As part of maintaining a diverse global funding strategy, we also issue long-term debt securities to retail investors. We access retail investors in the United States through our Continuously Offered Bonds for Retail Accounts program. We launched the Term Bonds in Retail Distribution program in Canada in December 2002 and the Internotes retail bond program in select European markets

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

during the second quarter of 2003. We issue debt to retail investors at various maturities ranging from 1.5 years to 10 years. Total outstanding balances in our long-term retail programs were $6.1 billion at year-end 2003 (U.S. $4.9 billion, Canada $1 billion, FCE $200 million), up $3.3 billion compared with year-end 2002.

      We also sell receivables in securitizations and other structured financings to obtain funding. We securitize because of the lower cost compared with unsecured funding at our present credit ratings. These transactions can be structured to provide both short- and long-term funding. Securitization involves the sale of receivables to a SPE, typically a trust. The SPE issues interest-bearing securities, commonly called asset-backed securities, that are secured by the sold receivables. The SPE uses proceeds from the sale of these securities to pay the purchase price for the sold receivables. Generally, the asset-backed securities are rated by credit rating agencies and sold in public offerings or in private transactions. We offer asset-backed securities primarily to institutional investors in a number of different markets, including the United States, Canada, Australia, Japan and Europe. We use both amortizing and revolving structures in our securitizations, and retain interests in the securitized receivables. For a more complete discussion of securitization and other structured financings, see “Off-Balance Sheet Arrangements” below.

Funding Strategy

      Our funding strategy is to maintain liquidity and access to diverse funding sources that are cost effective. In December 1988, we began selling a portion of our receivables in securitizations to fund our operations, and we have been a regular participant in the securitization market since then. During 2003, we continued to meet a significant portion of our funding requirements through securitizations because of the stability of the market for asset-backed securities, their lower relative costs (as described below) and the diversity of funding sources that they provide.

      Beginning in 2001, as a result of the decline in our credit ratings, we focused our efforts on further diversification of funding sources and reduced our reliance on short-term funding, especially unsecured commercial paper. We launched new asset-backed commercial paper and retail unsecured bond programs, and we expanded our securitization and other structured financing channels, including transactions by foreign affiliates and expansion of our conduit program. As our short-term debt ratings have declined, asset-backed commercial paper programs have become more cost-effective compared with unsecured commercial paper, and allow us access to a larger investor base as discussed in “Funding Sources” above.

      As a result of our funding strategy and the reduction in our managed receivables, the lowering of our credit ratings in each of the past three years has not had a material impact on our ability to fund our operations, although our lower credit ratings have contributed to an increase in our overall borrowing costs. Any further lowering of our credit ratings may increase our borrowing costs and potentially constrain our funding sources. This could cause us to increase our use of securitization or other sources of liquidity or to reduce our managed receivables.

Cost of Funding Sources

      The cost of both debt and funding in securitizations is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our unsecured commercial paper and floating rate demand notes funding costs are based on spreads over the London Interbank Offered Rate (“LIBOR”), a commonly used benchmark interest rate. Our unsecured long-term debt and securitized funding costs are based on spreads over United States Treasury securities (“U.S. Treasury”) of similar maturities, LIBOR or other benchmark rates.

      In addition to enhancing our liquidity, one of the main reasons that we increased our use of securitizations as a funding source over the last few years has been that spreads on our securitized funding have been more stable and lower than those on our unsecured term-debt funding. Our

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

unsecured spreads have been very volatile since 2000, as a result of our lower credit ratings, whereas our securitized funding spreads (which are based on the underlying finance receivables and credit enhancements) have not. Prior to 2000, overall costs for securitization were not significantly lower than unsecured term-debt, and as recently as 1998 they were actually higher. Over the last two years, our unsecured long-term debt funding spreads have fluctuated between 186 and 662 basis points above comparable U.S. Treasury securities, while our spreads on securitized funding have fluctuated between 35 and 86 basis points above comparable U.S. Treasury securities. The following chart shows our spreads at the end of each quarter, and the average, high and low spreads in 2003, and at each year-end in the 1999 through 2002 periods:

	Funding Spreads Compared with 3-Year U.S. Treasury*

	2003							December 31,

	Avg.	High	Low	Dec. 31	Sept. 30	June 30	Mar. 31	2002	2001	2000	1999

	(basis points)
Unsecured debt funding	341	638	186	186	306	294	549	447	264	157	86
Securitized funding	50	63	35	53	61	42	50	62	84	97	70

Unsecured over/(under) securitized	291	575	151	133	245	252	499	385	180	60	16

*	The spreads listed are indicative only and do not reflect specific transactions.

Funding Portfolio

      Our outstanding debt and securitized off-balance sheet funding was as follows at December 31:

	2003	2002	2001	2000	1999

	(in billions)
Debt
Commercial paper — unsecured	$6.1	$8.2	$15.7	$42.3	$43.1
Asset-backed commercial paper (FCAR)	9.0	—	—	—	—
Floating rate demand notes	7.3	5.1	4.0	3.7	2.8
Other short-term debt	2.3	2.9	2.9	3.9	3.9

Total short-term debt	$24.7	$16.2	$22.6	$49.9	$49.8
Long-term debt (including notes payable within one year)	125.0	124.1	123.2	95.7	82.3

Total debt	$149.7	$140.3	$145.8	$145.6	$132.1
Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	$49.4	$71.4	$58.7	$28.4	$19.5
Retained interest	(13.0)	(17.6)	(12.5)	(3.7)	(3.5)

Total securitized off-balance sheet funding	$36.4	$53.8	$46.2	$24.7	$16.0

Total debt plus securitized off-balance sheet funding	$186.1	$194.1	$192.0	$170.3	$148.1

Memo: Asset-backed commercial paper (FCAR) previously reported as securitized off-balance sheet funding	—	$11.9	$12.1	$0.7	$0.5
Ratios
Credit lines to total unsecured commercial paper	>100%	>100%	>100%	57%	54%
Securitized funding to managed receivables	25	27	23	13	10
Short-term debt and notes payable within one year to total debt	36	28	30	43	52
Short-term debt and notes payable within one year to total capitalization	33	25	28	40	48

      At December 31, 2003, our global unsecured commercial paper balance had declined by $36.2 billion from the balance at year-end 2000, as our short-term credit ratings were lowered over the past three years. This made our commercial paper largely ineligible for investment by money market mutual funds under Rule 2a-7 of the Investment Company Act of 1940, as amended. To partially offset this reduction in our unsecured commercial paper balance, asset-backed commercial paper issued through our FCAR and Motown NotesSM programs (which is rated as Tier 1 commercial paper) increased substantially beginning in 2001. Total debt plus securitized off-balance

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sheet funding was $186.1 billion, down $8 billion compared with a year ago, reflecting lower asset levels (including whole-loan sales) which reduced our funding needs, offset partially by pre-funding a portion of our 2004 debt maturities. Long-term debt was $125 billion, up about $900 million compared with a year ago, reflecting additional debt issued to pre-fund a portion of our 2004 debt maturities, which supports our liquidity objectives, and the effects of the weaker U.S. dollar on the value of our foreign-denominated debt. For additional information regarding the terms of the various categories of our debt, see Note 9 of our Notes to Financial Statements.

      The ratio of credit lines to total unsecured commercial paper has increased to more than 100% beginning at year-end 2001, primarily due to a reduction in our unsecured commercial paper balance. As a Tier-2 commercial paper issuer, investors generally expect at least 100% credit line coverage. The reduction in unsecured commercial paper was offset partially by an increase in asset-backed commercial paper, with an associated movement of credit lines to support those programs (discussed further in “Liquidity” below). The increase in 2003 of the ratio of our short-term debt and notes payable within one year to total capitalization compared with 2002 reflected asset-backed commercial paper that was previously off-balance sheet debt of FCAR. For a more complete discussion of changes in our securitization funding, see “Off-Balance Sheet Arrangements.”

Term Public Funding Plan

      The following table shows our term public funding issuance for 2002 and 2003 and our planned issuance for 2004:

	2004
	Forecast	2003	2002

	(in billions)
Unsecured Term Debt
Institutional	$4 - 6	$16	$11
Retail	4 - 6	4	3

Total unsecured term debt	$8 - 12	$20	$14
Term Public Securitization*	10 - 15	11	17

Total term public funding	$20 - 25	$31	$31

*	Reflects new issuance; excludes asset sales to conduits, whole-loan sales, and other structured financings.

     During 2003, we issued $19.7 billion of long-term debt with maturities of one to thirty years, including $7.7 billion of Eurodollar bonds, $4.2 billion under our retail bond programs, $4.1 billion of U.S. dollar bonds, and $3.7 billion in other transactions denominated in various currencies.

      Because we expect to further reduce our managed receivables in 2004, our term public funding requirements are lower than the combined obligations of term debt maturities and amortization of asset-backed securities (combined total of about $57 billion). In addition, we plan to decrease our cash and cash equivalents and increase our use of asset-backed commercial paper programs. Any additional whole-loan sale transactions could further reduce our funding requirements. We can offer no assurance that we will not change our funding plan, and our funding plan and ability to meet our funding plan are subject to risks and uncertainties, many of which are beyond our control (see “Liquidity Risks” below).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

      Maintaining liquidity through access to diverse funding sources has always been a key factor in our funding strategy. We define liquidity as our ability to meet our funding needs, which include purchasing retail installment sale and lease contracts, funding other financing programs and repaying our debt obligations as they become due. In addition to unsecured debt offerings (discussed above) and sales of receivables (discussed below), we have access to the following other sources of liquidity:

      Cash and Cash Equivalents. At December 31, 2003, our cash and cash equivalents totaled $15.7 billion, compared with $6.8 billion at the end of 2002. In the normal course of our funding transactions, we may generate more proceeds than are necessary for our immediate funding needs. We increased long-term debt issuances beyond our immediate needs in 2003 for liquidity purposes and to pre-fund a portion of our $29.5 billion of debt maturing in 2004. These excess amounts are maintained primarily as highly liquid investments, provide liquidity for our short-term funding obligations and give us flexibility in the use of our other funding programs. Our cash and cash equivalents include short-term U.S. Treasury bills, federal agency discount notes, A-1/ P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs.

      Conduit Program. We have entered into agreements with several conduits under which such conduits are contractually committed to purchase from us, at our option, up to $12.8 billion of receivables in the aggregate. This is an extremely liquid funding source, as we are able to access funds in two days. These agreements have varying maturity dates between June 24, 2004 and October 29, 2004 and, in the past, have been renewed on an annual basis. As of December 31, 2003, we had utilized approximately $4.4 billion of these commitments. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the conduit of its obligation to purchase receivables. However, they do contain provisions that could terminate the unused portion of the purchase commitments if the performance of the sold receivables deteriorates beyond specified levels. Based on our experience, we do not expect any commitments to be terminated due to these performance levels. None of these arrangements may be terminated based on a change in our credit rating.

      Whole-Loan Sale Transactions. During 2002, we began a program to sell retail installment sale contracts in transactions where we retain no interest and thus no exposure to the sold contracts. These transactions, which we refer to as “whole-loan sale transactions,” provide liquidity by enabling us to reduce our managed receivables and our need for funding to support those receivables. In 2003, we sold $5.5 billion of retail finance receivables through whole-loan sales. Total outstanding receivables sold in whole-loan transactions at December 31, 2003 were $7.3 billion.

Back-up Credit Facilities

      Our back-up credit facilities were as follows at December 31:

	2003	2002	2001	2000	1999

	(in billions)
Back-up Credit Facilities
Ford Credit	$4.3	$8.6	$9.0	$20.0	$18.5
FCE	3.4	5.3	4.6	4.7	4.9
Ford bank lines (available at Ford’s option)	6.8	7.6	8.4	8.4	8.6
Asset-backed commercial paper lines	18.6	13.6	12.5	1.4	1.4

Total back-up facilities	$33.1	$35.1	$34.5	$34.5	$33.4
Drawn amounts	(1.0)	(0.9)	(0.7)	(0.9)	(0.5)

Total available back-up facilities	$32.1	$34.2	$33.8	$33.6	$32.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      For additional funding and to maintain liquidity, we and our majority-owned subsidiaries including FCE have contractually committed credit facilities with financial institutions that totaled approximately $7.7 billion at December 31, 2003. This includes $3.3 billion and $3.2 billion of global credit facilities at Ford Credit and FCE, respectively, and $1.2 billion of non-global credit facilities with varying terms that support local financing needs. Approximately $1.0 billion of our total facilities were in use at December 31, 2003. These facilities have various maturity dates. Of the $7.7 billion, about 47% of these facilities are committed through June 30, 2008. Our global credit facilities may be used at our option by any of our direct or indirect majority-owned subsidiaries. FCE’s global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

      At Ford’s option, approximately $6.8 billion of Ford’s global lines of credit may be used by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such credit lines to us and $543 million to FCE.

      As discussed in “Funding Portfolio” above, the reduction in our unsecured commercial paper since 2000 has been offset partially by an increase in asset-backed commercial paper, with an associated movement of credit lines to support those programs. At December 31, 2003, banks provided $18.6 billion of contractually committed liquidity facilities that supported two asset-backed commercial paper programs; $18.2 billion supported FCAR and $425 million supported our Motown NotesSM program. Unlike our other credit facilities described above, these facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is not at our discretion but is determined by and subject to conditions specific to each program. At December 31, 2003, about $16.3 billion of FCAR’s bank credit facilities were available to support FCAR’s asset-backed commercial paper or subordinated debt. Although not eligible to support commercial paper, the remaining $1.9 billion of available credit lines could be accessed for additional funding assuming additional subordinated debt is issued.

Liquidity Risks

      Despite our diverse sources of liquidity, our ability to maintain our liquidity may be affected by the following factors:

•	Our credit rating,

•	Disruption of financial markets,

•	Market capacity for Ford- and Ford Credit-sponsored investments,

•	General demand for the type of securities we offer,

•	Our ability to sell receivables,

•	Performance of receivables in our previous receivables sale transactions,

•	Accounting and regulatory changes, and

•	Our ability to maintain back-up credit facilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements

Overview

      We sell receivables in securitizations and other structured financings and in whole-loan sale transactions. Most of these arrangements satisfy accounting sale treatment and are not reflected on our balance sheet in the same way as debt funding, but could have an effect on our financial condition, operating results and liquidity. Some of these arrangements do not satisfy the requirements for accounting sale treatment and the sold receivables are not removed from our balance sheet (see “Other Sales of Receivables Transactions — On-Balance Sheet Securitizations” below).

      Because of the similarity between securitizations and structured financings, we include structured financings and refer to them as securitizations in our analysis of off-balance sheet arrangements and elsewhere in this report.

Securitization

      Securitization involves the sale of securities backed by a pool of receivables. The United States securitization market is well developed and highly liquid with more than $1.6 trillion of asset-backed securities outstanding at December 31, 2003. The securitization market is also well developed in a number of other countries, including Canada, the United Kingdom, Germany, Australia and Japan and is developing and expanding in a number of other countries.

      We actively participate in the securitization market and have been a frequent participant since December 1988. Automobile finance receivables are one of the largest classes of assets that are securitized in the United States market and we are regularly one of the largest securitizers of automobile finance receivables. We securitize our receivables because the highly liquid and efficient market for securitization of financial assets provides us with a lower cost source of funding, compared with issuing unsecured debt given our present credit ratings.

      We securitize retail installment sale contracts and wholesale receivables. In the past, we securitized retail operating leases and may do so again in the future.

Use of Special Purpose Entities

      Securitization involves the sale of a pool of receivables to a SPE, typically a trust. The SPE issues interest-bearing securities, commonly called asset-backed securities, that are secured by the sold receivables. The SPE uses proceeds from the sale of these securities to pay the purchase price for the sold receivables. Our use of SPEs in our securitizations is consistent with conventional practices in the securitization industry. The sale to the SPE achieves isolation of the sold receivables for the benefit of securitization investors and protects them from the claims of our creditors. Assuming accounting rules are met, the sold receivables are removed from our balance sheet. The use of SPEs combined with the structure of these transactions means that the payment of the asset-backed securities is based on the creditworthiness of the underlying finance receivables and any enhancements (as discussed below), and not our own creditworthiness. As a result, the senior asset-backed securities issued by the SPEs generally receive the highest short-term debt ratings and among the highest long-term debt ratings from the credit rating agencies that rate them and are sold to securitization investors at cost-effective pricing.

      We sponsor the SPEs used in all but one of our securitization programs. None of our officers, directors or employees holds any equity interests in our SPEs or receives any direct or indirect compensation from the SPEs. These SPEs do not own our stock or stock of any of our affiliates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Most of our SPEs are classified as qualifying SPEs consistent with the requirements of SFAS No. 140 because of the nature of the assets held by these entities, the limited nature of their activities and the structure of the securitizations. Basically, the activities of a qualifying SPE must be limited to passive investment in financial assets and issuing beneficial interests in those assets. When the accounting rules are met, the receivables sold to the SPE are removed from our balance sheet.

      We also sponsor one securitization program, FCAR, that does not use qualifying SPEs. For more information about FCAR, see “Other Sales of Receivables Transactions — On-Balance Sheet Securitizations” below and Note 6 of our Notes to Financial Statements.

      Finally, third-party banking institutions sponsor the SPEs that we use in one of our securitization programs as described in “Securitization Programs — Conduit Program.”

Typical Securitization Structure

      Our typical U.S. securitization is a two-step transaction. We sell a pool of retail installment sale contracts to a wholly-owned, bankruptcy-remote special purpose subsidiary that establishes a separate SPE, usually a trust, and transfers the receivables to the SPE in exchange for the proceeds from securities issued by the SPE. Following the transfer of the sold receivables to the SPE, the receivables are no longer our assets and they no longer appear on our balance sheet. The securities issued by the trust, usually notes or certificates of various maturities and interest rates, are paid by the SPE from collections on the pool of receivables it owns. These securities are usually structured into senior and subordinated classes. The senior classes have priority over the subordinated classes in receiving collections from the sold receivables. The asset-backed securities issued by the SPE are obligations of the SPE and do not appear as debt on our balance sheet.

      The following flow chart diagrams our typical securitization transaction:

      We select receivables at random for our securitization transactions using selection criteria designed for the specific transaction. For securitizations of retail installment sale contracts, the selection criteria are based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program and the type of financed vehicle. In general, the criteria also require receivables to be active and in good standing. In our Ford Credit and PRIMUS retail transactions, we typically exclude receivables where the obligor is having a credit problem that is evidenced by more than 30-day delinquency, bankruptcy or payment extensions. We make representations and warranties to the SPE about some of the selection criteria as well as other eligibility requirements of the receivables relating to the legal status and enforceability of the receivable, security interest in the financed vehicle, and its origination in compliance with law. We also make representations and warranties to the SPE about the accuracy of data provided on the receivables and characteristics of the overall pool of receivables. In wholesale securitizations, the eligibility criteria include concentration limits on large dealer groups, used vehicles and vehicles sold by certain manufacturers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      We provide various forms of credit enhancements and payment enhancements to reduce the risk of loss for senior classes of securities and enhance the likelihood of timely payment of interest and principal when due. These enhancements include the following:

•	Over-collateralization. Over-collateralization occurs when the principal balance of receivables owned by the SPE exceeds the principal amount of asset-backed securities issued by the SPE. Over-collateralization levels are established by independent credit rating agencies at levels necessary to support the credit ratings for the asset-backed securities issued by the SPE. Many of our securitizations of retail installment sale contracts require payments of principal on the asset-backed securities in excess of principal collections on the receivables resulting in increasing amounts of over-collateralization. The SPE makes these payments until a targeted level of over-collateralization is reached and continues to the extent necessary to maintain this level. If the pool of receivables contains low interest rate contracts, the targeted over-collateralization level is set higher to compensate for such contracts. After the targeted level of over-collateralization is reached, we have the right to receive “excess spread,” or the collections on the sold receivables in excess of amounts needed to make required payments of principal and interest to investors, servicing fees and interest rate swap payments, if any. Excess spread is recorded as an interest-only strip asset on our balance sheet.

•	Turbo feature. Many of our securitization structures have a “turbo” feature that requires excess spread to be used to make principal payments on certain senior securities until they are paid in full.

•	Cash reserve funds or restricted cash. A portion of proceeds from the sale of asset-backed securities are held in segregated reserve funds and may be used to pay principal and interest to investors and other obligations of the SPE if collections on the sold receivables are insufficient.

•	Subordinated securities. The SPE typically issues subordinated securities that generally do not receive payments of principal until more senior securities are paid in full.

•	Interest rate swaps. If the SPE issues floating rate securities, it enters into an interest rate swap with a highly rated swap counterparty to hedge the interest rate risk between the fixed rate (or floating rate with a different market index) paid on the receivables and the floating rate paid on the securities. This swap ensures that the SPE will have sufficient funds over the life of the securitization transaction to make timely payments of interest on the asset-backed securities, regardless of changes in interest rates.

      We retain interests in receivables sold through securitizations. The retained interests may include senior and subordinated securities issued by the SPE, undivided interests in wholesale receivables, restricted cash held for the benefit of the SPE (for example, a reserve fund) and an interest-only strip. Retained interests, including a portion of our undivided interest in wholesale receivables, are subordinated and serve as credit enhancements for the more senior securities issued by the SPE to help ensure that adequate funds will be available to pay investors that hold senior securities. Our ability to realize the carrying amount of our retained interests depends on actual credit losses and prepayment speeds on the sold receivables. Because we typically retain the most subordinated interests in the SPE, including subordinated securities, the right to receive excess spread (interest-only strip) and any residual or remainder interests of the SPE after all asset-backed securities are repaid in full, our retained interests will be the first to absorb credit losses on the sold receivables. Because the credit enhancements are structured to protect the holders of the senior asset-backed securities in highly stressed receivables performance scenarios, the impact of credit losses in the pool of sold receivables will likely be limited to our retained interests in terms of the timing and total amount of excess spread we receive. Therefore, related to receivables sold in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

securitizations, we retain credit risk up to the amount of subordinated interests we retain in such transactions.

      The asset-backed securities are rated by independent credit rating agencies and sold in public offerings or in private transactions. The holders of asset-backed securities have no recourse to us or our assets for credit losses on the sold receivables and have no ability to require us to repurchase their securities. We do not guarantee any securities issued by the SPE.

      We use both amortizing and revolving structures in our securitizations. In most amortizing structures, the SPE issues securities that receive monthly payments of principal and therefore amortize down as collections on the sold receivables are received. In some “bullet” structures, the SPE may issue a variable pay term note at the targeted maturity of a class of securities. The proceeds of this note are applied to pay the maturing securities in full in a single lump-sum payment and the new note receives the amortizing payments. In revolving structures, the SPE issues securities that receive only monthly interest payments for a set period of time, called the revolving period, before receiving repayments of principal. During the revolving period, the SPEs use principal collections on the sold receivables to purchase additional receivables. At the end of the revolving period, investors may receive principal payments in a number of monthly payments or in a single lump sum payment following a period of cash accumulation. In the U.S., our use of revolving structures has declined in recent years.

      The SPE engages us as servicer to collect and service the sold receivables for a servicing fee of generally 1% of the principal amount of receivables plus fees such as late charges and extension fees collected from obligors. Our servicing duties include collecting payments on receivables and generally paying them to the SPE within two business days of receipt. We also prepare monthly investor reports on the performance of the sold receivables, including collections, delinquencies and credit losses, and payment reports that are used by the trustee of the SPE to distribute monthly interest and/or principal payments to investors. While servicing the sold receivables for the SPE we apply the same servicing policies and procedures that we apply to our owned receivables and maintain our normal relationship with our financing customers. We also perform administrative services for most of the SPEs, including filing periodic reports, preparing notices and tax reporting.

      The SPE has limited purposes and may only be used to purchase the receivables, issue asset-backed securities and make payments on the securities. The SPE has a limited duration and generally terminates when investors holding the asset-backed securities have been paid all amounts owed to them. As servicer, we have a “clean-up call” option allowing us to purchase the receivables from the SPE at their principal balance plus accrued interest when the receivables balance declines to 10% or less of the original receivables balance so long as such amount is sufficient to pay in full of all the outstanding asset-backed securities issued by the SPE.

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

similar to the typical securitization structure described above. All of the asset-backed securities issued in these transactions are generally repaid in about three years with the weighted average life of about one and a half years.

      Retail Securitization — Triad. We sell pools of non-prime credit quality retail installment sale contracts originated through Triad to SPEs that issue securities, most of which are sold to investors in public offerings or private transactions. These transaction structures are similar to the typical securitization structure described above. We typically purchase a financial guaranty insurance policy from a highly rated insurance company that insures the payment of scheduled interest and certain principal payments on the senior securities in these transactions. Because of the more intensive servicing duties required for non-prime credit quality receivables, the servicing fees on these transactions are generally 2.25% of the principal amount of receivables. As servicer, we have no obligation to advance any shortfall of obligor interest payments.

      Wholesale Securitization. We sell wholesale finance receivables from specified dealer accounts to SPEs that issue notes that are sold to investors in public offerings. We continue to own the dealer accounts, but we are required to sell to the SPE all eligible receivables generated under these dealer accounts as the dealers acquire vehicles that are financed by us. The SPE issues notes that are secured by an undivided proportionate interest in the receivables and we retain the remaining undivided interest. Part of our retained interest is subordinated to senior investors and serves as credit enhancement. The other part has the same priority to the collections on sold receivables as the senior noteholders. Our retained interest fluctuates as the amount of receivables held by the SPE increases or decreases over time due to changes in levels of dealer floorplan inventories and as additional series of notes are issued by the SPE and notes are paid off. Our retained interest must be maintained at a minimum required level for credit enhancement. The asset-backed securities issued in these transactions typically have a fixed maturity date, generally 3 to 5 years after issuance.

      Motown NotesSM Program. The Motown Notes program is an asset-backed commercial paper program we administer. The Motown Notes are issued by an SPE that owns a pool of wholesale receivables and are secured by an undivided proportionate interest in these receivables. The SPE is also used for wholesale securitization as described above. The Motown Notes program is supported by a bank liquidity facility equal to at least 5% of the principal amount of the Motown Notes.

      Conduit Program. We sell pools of retail installment sale contracts to conduits that are SPEs of the sponsoring bank and that are committed to purchase such receivables. These conduits purchase finance receivables and other assets from numerous other sellers and issue commercial paper backed by these assets to investors. We retain interests in the receivables we have sold including restricted cash held in reserve funds and interest-only strips. The funding received from the sale of each pool of receivables is generally repaid in about three years.

      Foreign Affiliate Securitization. Our foreign subsidiaries in Canada, Australia and Japan and foreign branches of FCE in Germany, the United Kingdom, Spain and Italy all have securitization programs. The transaction structures used in these programs are substantially similar to the transaction structures discussed above, with appropriate adjustments principally for local market conditions, product differences and local laws, especially related to bankruptcy, tax and accounting considerations. We use both public securitizations and conduits in our foreign affiliate securitizations.

      Extended Contracts Program. We sell to large financial institutions pools of U.S. retail installment sale contracts in respect of which the obligor has been granted one or more payment extensions. These receivables are not eligible to be sold in our retail securitization programs. These transactions are structured in a manner similar to our conduit program except that the purchasers of these receivables are not committed to purchase additional receivables.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Structured Financings. In addition, our Latin America subsidiaries sell pools of retail receivables to large financial institutions from time to time in transactions where we retain subordinated interests in the sold receivables.

      In the U.S., we generally are able to access the securitization markets in two days, in the case of our unutilized capacity in our conduit program and Motown Notes program, and generally two to three weeks for repeat transactions in our retail and wholesale securitization programs. New programs and new transaction structures typically require substantial development time before coming to market.

Our Continuing Obligations

      We have no obligation to repurchase or replace any receivable sold to a SPE that subsequently becomes delinquent in payment or otherwise is in default. Investors holding securities issued by a SPE have no recourse to us or our other assets for credit losses on the sold receivables and have no right to require us to repurchase the securities. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or make monetary contributions or contributions of additional receivables to our SPEs either due to the performance of the sold receivables or the credit rating of our short-term or long-term debt. However, as the seller and servicer of the finance receivables to the SPE, we are obligated to provide certain kinds of support to our securitizations. These support obligations are customary in the securitization industry and consist of the following:

As Seller

•	Indemnification. In most of our securitization programs, we provide indemnification to SPEs, the trustees for the SPEs and other parties, including the banks that sponsor SPEs used in our conduit program. We are obligated to indemnify the SPE for certain tax liabilities related to the receivables and for any liabilities related to our use as servicer of a financed vehicle. We are obligated to indemnify the SPEs and the trustees for losses incurred if any sold receivable did not meet the eligibility criteria at the time of sale. We are also obligated to indemnify the trustees for the SPEs with respect to any liabilities they may incur in the performance of their duties other than through their own negligence or willful misconduct. In addition, as is customary in all capital markets transactions, we indemnify the underwriters on the accuracy of the disclosures made in the offering documents for the asset-backed securities. Based on our experience, we do not expect to make any indemnification payments.

•	Receivable Repurchase Obligations. We make representations and warranties to the SPE that the sold receivables meet certain eligibility criteria at the time the receivables are sold. For example, we make representations and warranties about standard legal requirements including that each receivable is properly secured by a financed vehicle and originated in compliance with law. We also make representations and warranties about the primary economic eligibility criteria. In the case of retail securitizations, the primary eligibility criteria are that the receivable is not delinquent more than 30 days and has never been extended and that the obligor is not in bankruptcy. We also make representations and warranties on the accuracy of data about the receivables and the characteristics of the pool of receivables. If a breach of any of our representations and warranties is later discovered, the SPE may require us to repurchase any affected receivable. The repurchase price is the principal balance of the receivable plus a full month of accrued interest. In 2003, no sold receivables were repurchased for eligibility breaches.

•	Mandatory Sale of Additional Receivables. In revolving structures, the SPE issues securities that receive only monthly interest payments for a fixed period of time, called the revolving period, before receiving repayment of principal. Because the principal amount of the issued

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

securities remains constant during the revolving period while the principal balance of the underlying finance receivables are declining as monthly payments on the receivables are collected, we replenish or “top-up” the SPE with new eligible receivables each month during the revolving period and receive additional proceeds. In our wholesale securitizations, we are required to sell all eligible receivables from certain dealer accounts to the SPE on a daily basis in exchange for an increased undivided interest in the SPE. We expect to meet all requirements to sell additional receivables in our securitizations.

As Servicer

•	Receivable Repurchase Obligations. As servicer of the sold receivables, we are entitled to grant extensions to the obligor and make adjustments to receivables if such extensions and adjustments are consistent with our servicing policies and procedures. If we make material changes to a receivable including changing the interest rate, amount or number of monthly payments or extend the final payment date beyond a specified number of months, typically we are required to repurchase the receivable from the SPE at the principal balance of the receivable plus a full month of accrued interest. These servicer repurchase requirements are typical in securitizations. In 2003, the principal amount of receivables repurchased resulting from loan modifications granted by the servicer was $193 million for all retail securitization programs. We are also required to repurchase receivables if we fail to use customary collection practices to collect payments on the receivables, release the security interest on the financed vehicle improperly or otherwise impair the rights of the securitization investors in the sold receivables. In 2003, no receivables were repurchased because of these factors. See Note 6 of our Notes to Financial Statements for more information about these repurchases.

•	Advancing Requirements. As servicer in our prime quality retail installment sale contract securitizations, we are required to advance any shortfall of obligor interest payments to the SPE to the extent we believe the advance will be recovered from future collections of that receivable. The SPE reimburses us for these advances from collections on all receivables before making other required payments.

•	Indemnification. As servicer, we are obligated to indemnify the SPEs, the trustees for the SPEs and bank sponsors of SPEs for any liabilities related to negligence or willful misconduct in the performance of our servicing obligations. Based on our experience, we do not expect to make any indemnification payments.

Risks to Continued Funding under Securitization Programs

      Some of our securitization programs contain structural features that could prevent us from using these sources of funding if the credit losses or delinquencies on a pool of sold receivables or our overall serviced portfolio of receivables exceed specified levels or if payment rates on wholesale receivables or amount of wholesale receivables are lower than specified levels. These features are discussed below. Based on our experience, we do not expect that any of these features will have a material adverse impact on our ability to use securitization to fund our operations.

      Retail Securitization. Most of our retail securitization transactions use fixed pools of receivables in amortizing structures. In these transactions, no additional receivables are added to the SPE during the term of the deal and the asset-backed securities begin receiving principal payments in each subsequent month as collections on the receivables are received. In revolving structures, however, as long as certain conditions are met, we continue to receive incremental funding as we sell additional receivables to the SPE in exchange for proceeds. If the pool of receivables held by the SPE is experiencing credit losses and delinquencies in excess of specified levels, an early amortization event or cash accumulation event will occur. In the case of an early amortization event,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

this means that the revolving period will end, no further receivables may be transferred to the SPE and no further funding will be received. The asset-backed securities issued by the SPE will begin to receive principal payments and will be paid off earlier than expected. In the case of a cash accumulation event, the excess spread will be maintained in a special account for the benefit of the SPE and not released to us.

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

      Conduit Program. Our conduit program contains provisions that terminate a sponsor bank’s commitment to purchase additional receivables from us if the credit losses or delinquencies on the sold receivables exceed specified levels. This event would eliminate a funding source for future receivables.

      General. In addition to the specific transaction-related structural features discussed above, our ability to sell receivables in securitizations may be affected by the following factors:

•	Amount and credit quality of receivables available to sell — lower overall receivables levels or a higher proportion of low credit quality receivables could decrease the amount of receivables available to securitize;

•	Performance of receivables in our previous receivables sales — if the receivables in our existing securitization transactions experience higher than expected credit losses, we may not be able to access the market, particularly in public transactions where receivables performance is publicly available, and/or the costs to securitize may increase;

•	General demand for the type of receivables supporting the asset-backed securities — investor desire for securities with different risk and/or yield characteristics could result in reduced demand for these types of investments;

•	Market capacity on Ford Credit and Ford Credit-sponsored investments — investors may reach exposure limits and/or wish to diversify away from Ford Credit risk;

•	Accounting and regulatory changes — may result in temporary disruption or termination of one or more of our present programs which may or may not be able to be restructured or replaced;

•	Our credit rating — may impact investors’ acceptance of our asset-backed securities, especially on certain asset classes such as wholesale where the structural elements of the transaction are more closely correlated to the impact of Ford and Ford Credit’s credit rating; and

•	Our ability to maintain back-up liquidity facilities for our FCAR and Motown NotesSM programs.

      If as a result of any of these or other factors the cost of securitized funding were to increase significantly or funding through securitizations were no longer available to us, it would have a material adverse impact on our operations, financial condition and liquidity. However, given the diversity of our securitization programs, it is not likely that these risk factors would impact all programs simultaneously. Additionally, new structures could be developed, recognizing that substantial time is required for the development, launch, and market acceptance of new programs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Sales of Receivables Transactions

On-Balance Sheet Securitizations

      We use a special purpose on-balance sheet trust, FCAR, as a source of funds for our operations. FCAR’s activities are limited to issuing asset-backed commercial paper and other securities, borrowing from banks and buying highly-rated asset-backed securities issued by securitization SPEs sponsored by us.

      Although FCAR may hold asset-backed securities secured by retail installment sale contracts, wholesale receivables and lease receivables, as of December 31, 2003, FCAR held only asset-backed securities secured by retail installment sale contracts. At December 31, 2003, FCAR held about $14.3 billion of retail installment receivables that had been sold for legal purposes to SPEs and about $9 billion of asset-backed commercial paper outstanding. In addition, FCAR has about $505 million of subordinated debt outstanding of which $324 million, or about 64%, is owned by investors not affiliated with us but who have business relationships with us and Ford. We act as administrator for FCAR and oversee its limited operations.

      We could be prevented from using FCAR as a source of funding in certain circumstances. If credit losses or delinquencies in our serviced portfolio of retail, wholesale or lease receivables exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities of the affected type for so long as such levels are exceeded. FCAR is permitted to purchase only highly rated asset-backed securities, and if the credit enhancement on any asset-backed security purchased by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and would wind down its operations as principal payments on the securities previously purchased are applied to pay its maturing commercial paper and any loans drawn to provide liquidity to the program.

Whole-Loan Sale Transactions

      We sell pools of retail installment sale contracts in whole-loan sale transactions. Unlike our securitizations, in whole-loan sale transactions we do not retain any interests in the sold receivables and do not have any risk of loss related to the sold receivables. The sold receivables are no longer our assets, and they no longer appear on our balance sheet. Similar to securitizations, in whole-loan sale transactions, the purchaser has no recourse to us or our other assets for credit losses on the sold receivables and has no right to require us to repurchase the sold receivables and we do not guarantee the performance of the receivables. We continue to service the receivables sold in whole-loan sale transactions and earn a servicing fee. Our servicing standard for receivables sold in whole-loan sale transactions is similar to that used for securitizations and our owned portfolio. We use the same selection criteria used in securitizations to choose retail installment sale contracts for whole-loan sales. We generally have the same indemnification and other continuing obligations in whole-loan sale transactions as we have in securitizations. We do not use SPEs in our whole-loan sale transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales of Receivables Activity

      The following table illustrates our worldwide off-balance sheet receivables sales activity for the periods indicated:

	Full Year

	2003	2002	2001	2000	1999

	(in billions)
Net Proceeds from Receivable Sales
North America Segment
Public retail	$5.7	$15.5	$16.6	$18.8	$8.9
Conduit	1.8	2.5	6.2	—	—
Triad	1.7	1.1	—	—	0.4
Motown NotesSM program	1.0	4.8	—	—	—
FCAR	—	8.3	12.1	—	—
Public wholesale	—	—	5.0	—	—
Canada and other	1.4	1.2	—	—	—

Total North America Segment	$11.6	$33.4	$39.9	$18.8	$9.3
International Segment
Europe
Public	$1.5	$2.2	$0.7	$0.7	$0.0
Conduit	1.1	0.3	—	—	—

Total Europe	$2.6	$2.5	$0.7	$0.7	$0.0
Asia Pacific	0.9	0.5	0.2	—	0.6
Latin America	0.6	—	—	—	—

Total International Segment	$4.1	$3.0	$0.9	$0.7	$0.6

Net proceeds	$15.7	$36.4	$40.8	$19.5	$9.9
Whole-loan sales	5.4	4.9	—	—	—

Total net proceeds	$21.1	$41.3	$40.8	$19.5	$9.9
Retained interest and other	0.2	(0.6)	11.7	2.1	3.0

Total receivables sold	$21.3	$40.7	$52.5	$21.6	$12.9
Prior period sold receivables, net of paydown activity	35.4	35.6	6.2	6.8	6.6

Total sold receivables outstanding at the end of the relevant period	$56.7	$76.3	$58.7	$28.4	$19.5

      At December 31, 2003, outstanding sold receivables totaled $56.7 billion, down $19.6 billion or 26% compared with December 31, 2002. This decrease primarily reflected the on-balance sheet reporting of receivables, beginning in the second quarter of 2003, that support FCAR, a lower amount of public retail securitizations, particularly in the United States, and lower levels of dealer floorplan inventories. The amount of receivables sold in 2003 was $21.3 billion, down $19.4 billion from 2002, reflecting our lower funding requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Our worldwide proceeds from the sale of retail and wholesale finance receivables through off-balance sheet securitizations and whole-loan sale transactions are shown below for the periods indicated:

	Full Year

Receivable Type	2003	2002	2001	2000	1999

	(in billions)
Retail	$14.7	$31.6	$32.3	$19.2	$9.4
Wholesale	1.0	4.8	8.5	0.3	0.5

Net proceeds	$15.7	$36.4	$40.8	$19.5	$9.9
Whole-loan	5.4	4.9	—	—	—

Total net proceeds	$21.1	$41.3	$40.8	$19.5	$9.9

      The tables above do not include retail installment sale contracts sold in 2003 to SPEs sponsored by us that sold asset-backed securities to FCAR. Because of the accounting consolidation of FCAR, these receivables were reported on-balance sheet.

The Effect of Receivables Sales Activity on Financial Reporting

      We report the following items in Investment and other income related to sales of receivables on our income statement:

•	Gain or loss on sales of finance receivables,

•	Servicing fee income from sold receivables that we continue to service,

•	Interest income from retained securities, including from our undivided interest in wholesale receivables, and

•	Excess spread and other income.

      The following table summarizes the activity related to the off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Full-Year

	2003	2002	2001	2000	1999

	(in millions)
Net gain on sales of receivables	$436	$529	$412	$14	$83
Servicing fees	677	700	456	190	136
Interest income from retained securities	679	606	379	152	173
Excess spread and other	973	775	186	201	41

Investment and other income related to sales of receivables	$2,765	$2,610	$1,433	$557	$433
Less: Whole-loan income	(234)	(79)	—	—	—

Income related to off-balance sheet securitizations	$2,531	$2,531	$1,433	$557	$433

Memo:
Finance receivables sold	$21,321	$40,712	$52,533	$21,618	$12,910
Servicing portfolio as of period-end	56,705	76,346	58,748	28,366	19,471
Pre-tax gain per dollar of retail receivables sold	2.0%	1.4%	1.2%	0.1%	0.6%

      Investment and other income related to sales of receivables increased $155 million or 6% compared with 2002, reflecting higher excess spread and other income offset partially by lower net gains. Higher excess spread and other income resulted from higher levels of outstanding securitized receivables in 2002. Lower gains in 2003 resulted from lower amounts of finance receivables sold,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

down about $19 billion compared with 2002, reflecting our lower funding requirements. Excluding the effects of the whole-loan sale transactions, which totaled $10.4 billion in the 2002-2003 period, off-balance sheet securitization income was unchanged compared with 2002.

      Sales of finance receivables through off-balance sheet securitizations have the impact on earnings of recalendarizing and reclassifying net financing margin (financing revenue less interest expense) and credit losses related to the sold receivables, compared with how they would have been reported if we continued to report the sold receivables on our balance sheet and funded them through asset-backed financing. Recalendarization effects occur initially when the gain or loss on the sale of the receivables is recognized in the period the receivables are sold. Over the life of the securitization transactions, we recognize excess spread, interest income from retained securities, servicing fees and other receivable sale income.

      In addition, credit losses related to the off-balance sheet securitized receivables are included in our initial and ongoing valuation of our interest-only strip asset (see “Critical Accounting Estimates — Sales of Receivables in Off-Balance Sheet Securitizations and Other Off-Balance Sheet Transactions” below for definition) and neither impact the Provision for credit losses line on our income statement nor influence our assessment of the adequacy of our allowance for credit losses for our on-balance sheet receivables.

      Over the life of each off-balance sheet securitization transaction, the gain or loss on the sale of the receivables, excess spread, interest income from retained securities, servicing fees and other receivable sale income is equal to the net financing margin and credit losses that would have been reported had we reported the receivables on our balance sheet and funded them through asset-backed financings.

      The net impact of off-balance sheet securitizations on our earnings in a given period will vary depending on the amount and type of receivables sold and the timing of the transactions in the current period and the preceding two to three year period, as well as the interest rate environment at the time the finance receivables were originated and securitized.

      The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations had we reported them as on-balance sheet and funded them through asset-backed financings for the periods indicated:

	Full-Year

	2003	2002	2001	2000	1999

	(in millions)
Financing revenue
Retail revenue	$3,580	$4,040	$2,954	$1,622	$771
Wholesale revenue	1,080	1,101	499	384	169

Total financing revenue	$4,660	$5,141	$3,453	$2,006	$940
Borrowing cost	(1,491)	(2,205)	(1,784)	(1,242)	(564)

Net financing margin	$3,169	$2,936	$1,669	$764	$376
Credit losses	(677)	(454)	(221)	(92)	(74)

Income before income taxes	$2,492	$2,482	$1,448	$672	$302

Memo:
Income related to off-balance sheet securitizations	$2,531	$2,531	$1,433	$557	$433
Recalendarization impact of off-balance sheet securitizations	$39	$49	$(15)	$(115)	$131

      In 2003, the impact on earnings of off-balance sheet securitizations was $39 million higher than had these transactions been structured as on-balance sheet securitizations. This difference results from recalendarization effects caused by gain-on-sale accounting requirements, as discussed above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero. While the difference in earnings impact between on- or off-balance sheet securitizations is minimal, this funding source has provided us with significant borrowing cost savings compared with unsecured debt and funding flexibility in a difficult economic environment.

Leverage

      We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and determining our appropriate capital structure. For a discussion of our capital structure, see “Capital Adequacy.” We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity

Retained
Interest in
				Securitized		Securitized
				Off-balance		Off-balance		Cash		SFAS No. 133
		Total Debt	+	Sheet	-	Sheet	-	and Cash	-	Adjustments
				Receivables		Receivables		Equivalents		on Total Debt
Managed Leverage	=
SFAS No. 133
				Equity	+	Minority	-	Adjustment
						Interest		on Equity

      The following table shows the calculation of our financial statement leverage:

	December 31,

	2003	2002	2001	2000	1999

	(in billions)
Total debt	$149.7	$140.3	$145.8	$145.6	$132.1
Total stockholder’s equity	12.5	13.6	12.0	12.2	10.9
Debt-to-equity ratio (to 1)	12.0	10.3	12.2	11.9	12.1

      At December 31, 2003, our financial statement leverage was 12.0 to 1, compared with 10.3 to 1 a year ago. This increase in leverage resulted primarily from the accounting consolidation of FCAR resulting in $9.0 billion of FCAR’s debt being reported on our balance sheet at December 31, 2003.

      The following table shows the calculation of our managed leverage:

	December 31,

	2003	2002	2001	2000	1999

	(in billions)
Total debt	$149.7	$140.3	$145.8	$145.6	$132.1
Securitized off-balance sheet receivables outstanding	49.4	71.4	58.7	28.4	19.5
Retained interest in securitized off-balance sheet receivables	(13.0)	(17.6)	(12.5)	(3.7)	(3.5)
Adjustments for cash and cash equivalents	(15.7)	(6.8)	(2.9)	(1.1)	(0.9)
Adjustments for SFAS No. 133.	(4.7)	(6.2)	(2.1)	—	—

Total adjusted debt	$165.7	$181.1	$187.0	$169.2	$147.2

Total stockholder’s equity (including minority interest)	$12.5	$13.6	$12.0	$12.2	$11.3
Adjustments for SFAS No. 133.	0.2	0.5	0.6	—	—

Total adjusted equity	$12.7	$14.1	$12.6	$12.2	$11.3

Managed debt-to-equity ratio (to 1)	13.0	12.8	14.8	13.9	13.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we consider securitization as an alternative source of funding and evaluate credit losses, receivables and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents because they generally correspond to excess debt beyond the amount required to support our operations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt. SFAS No. 133 requires us to make fair value adjustments to our assets, debt and equity positions to reflect the impact of interest rate instruments we use in connection with our term debt issuances and securitizations. SFAS No. 133 adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of SFAS No. 133 on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For a discussion of our use of interest rate instruments and other derivatives, see Item 7A. We believe the managed leverage measure provides our investors with meaningful information regarding management’s decision-making processes.

      Our managed leverage strategy involves establishing a leverage level that we believe reflects the risk characteristics of our underlying assets. In establishing a target leverage level, we consider the characteristics of the receivables in our managed portfolio and the prevailing market conditions.

      At December 31, 2003, our managed leverage was 13.0 to 1, compared with 12.8 to 1 a year ago. Our dividend policy is based in part on our strategy to maintain managed leverage at the lower end of the 13 -  14 to 1 range. As a result of improved profitability and lower managed receivable levels, we paid dividends of $3.7 billion in 2003.

Capital Adequacy

      Underlying our risk and capital management strategies is the need to leverage capital in a way that:

•	Allows creditors to be repaid even in the event of unexpected losses, and

•	Provides adequate shareholder returns by pricing our products and services commensurate with the level of risk.

      We set the amount of our equity in proportion to our risk. We manage our capital structure and make adjustments as economic conditions and the level of our portfolio risk change. In order to maintain or adjust our capital structure, we may pay dividends to or receive capital contributions from Ford.

Sources of Cash to Meet Contractual Obligations

      In evaluating the sources of cash to meet contractual obligations, we look at all of our assets on the balance sheet and their ability to generate cash.

      We evaluate our portfolio semi-annually with statistical models to determine potential losses in extreme circumstances. Potential losses are calculated at a 99.9% confidence level, consistent with bond default levels for single-A rated companies. All identified sources of risk in the portfolio are evaluated, including the limited likelihood that all segments of the portfolio would experience worst-case losses concurrently. Our methodologies for evaluating consumer credit risk and leasing residual value risk are as follows:

•	Consumer credit risk evaluation is based on our historical experience with nearly 25 million fully- and partially-liquidated retail installment sale contracts. We divide the historical portfolio

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

into segments and we analyze the distribution and correlations of defaults for each segment. Finally, a model is used to simulate potential retail portfolio behavior in worst-case scenarios.

•	Leasing residual value risk evaluation is based on our historical experience with vehicle dispositions since 1993 and a 20-year history of industry-wide used vehicle price volatility. We assume that all of the vehicles from non-defaulting leases will be returned to us at the end of the lease term. We divide the historical portfolio into segments and use a statistical model to estimate the volatility of vehicle auction values.

      In addition to considering borrowing and operating costs, our pricing model includes factors related to credit and residual risks, profits and related income taxes. These factors provide the first line of defense against losses. Our committed lines of credit facilities from major banks and the available conduit capacity described in “Liquidity” provide additional levels of liquidity.

Capital Adequacy Study Conclusions

      At December 31, 2003, we believe that our creditors had risk protection of close to 150% of modeled potential losses calculated at a 99.9% confidence level. This protection is in addition to the committed credit lines and available conduit capacity. This calculation assumes the unlikely event that no subvention payments are received from Ford. Including subvention payments from Ford in our analysis, we believe creditors have protection close to 180% of potential losses. This reflects a 20% improvement compared with last year.

Aggregate Contractual Obligations

      We are party to many contractual obligations involving commitments to make payments to others. We record these obligations in our financial statements or disclose them in the notes to our financial statements. Our aggregate contractual obligations are shown below:

	Payments Due by Period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

	(in millions)
Long-term debt obligations	$124,955	$29,534	$49,812	$17,318	$28,291
Operating lease obligations	309	92	134	57	26

Total	$125,264	$29,626	$49,946	$17,375	$28,317

Critical Accounting Estimates

      We consider an accounting estimate to be critical if:

•	The accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and

•	Changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

      The accounting estimates that are most important to our business involve:

•	Allowance for credit losses,

•	Accumulated depreciation on vehicles subject to operating leases, and

•	Sales of receivables in off-balance sheet securitizations and other off-balance sheet transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Management has discussed the development and selection of these critical accounting estimates with Ford’s and our audit committees, and these audit committees have reviewed these estimates and disclosures.

Allowance for Credit Losses

      The allowance for credit losses is our estimate of the probable credit losses related to impaired finance receivables and operating leases as of the date of the financial statements. We exercise judgment in estimating this amount because credit losses vary substantially over time, and estimating probable losses requires a number of assumptions about matters that are uncertain. Note 5 of our Notes to Financial Statements contains additional information regarding our allowance for credit losses.

      Nature of Estimates Required. We estimate the probable credit losses related to impaired finance receivables and operating leases by evaluating several different factors using econometric models. These factors include historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values, and general economic measures.

      Assumptions and Approach Used. We use the factors listed above to make projections of two key assumptions:

•	Frequency — the percentage of finance receivables and operating leases that we expect to default over a period of time, measured principally by the repossession rate, and

•	Loss severity — the expected difference between the amount a customer owes us when we charge off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

      We use these assumptions to assist us in setting our allowance for credit losses.

      Sensitivity Analysis. We believe the present level of our allowance for credit losses adequately reflects probable losses related to impaired finance receivables and operating leases. However, changes in the assumptions used to derive frequency and severity would have an impact on the allowance for credit losses. Over the past twenty years, repossession rates for our U.S. retail and lease portfolio have varied between 2% and 4%. For Ford, Lincoln and Mercury brand vehicles in the United States, a 10 basis point (0.10%) increase or decrease in our assessment of the repossession rate could increase or decrease our allowance by about $50 million. Similarly, a 1% increase or decrease in loss severity for the same portfolio could increase or decrease our allowance by about $20 million. Changes in our assumptions affect the provision for credit losses on our income statement and the allowance for credit losses on our balance sheet. We monitor credit loss performance monthly and we assess the adequacy of our allowance for credit losses quarterly.

Accumulated Depreciation on Vehicles Subject to Operating Leases

      Accumulated depreciation on vehicles subject to operating leases reflects the cumulative amount of depreciation that has been recorded to date, reducing the value of the leased vehicles in our operating lease portfolio from their original acquisition value to their estimated residual value at the end of the lease term. See Note 4 of our Notes to Financial Statements for information on net investment in operating leases, including the amount of accumulated depreciation.

      Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. When we purchase the lease, we establish an estimated residual value for the vehicle at lease end. We exercise judgment in estimating the expected lease-end residual value because future market values of used vehicles are difficult to predict. We depreciate leased vehicles on a straight-line basis to estimated residual value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      We monitor residual value performance by vehicle model each month and we review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the residual values for our vehicles have decreased, we revise depreciation for the affected vehicles to ensure that our net investment in the operating leases (equal to our acquisition value of the vehicles minus accumulated depreciation) will be reduced to our revised estimate of residual value at the end of the lease term. Such adjustments to depreciation expense are recorded over the remaining life of the affected vehicles in our portfolio.

      Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. The dealer has the option to purchase the vehicle at the contractual lease-end value or return it to us. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our most recent estimate of the residual value for the vehicle. Over the last five years, about 60% to 70% of North America Segment’s operating lease vehicles have been returned to us.

      Assumptions and Approach Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

•	Residual value — the market value of the vehicles when we sell them at the end of the lease, and

•	Return rates — the percentage of vehicles that will be returned to us at lease end.

      We estimate expected residual values and return rates using econometric models. These models use historical auction values, historical return rates for our leased vehicles, industry-wide used vehicle prices, Ford’s marketing plans and vehicle quality data.

      Sensitivity Analysis. If future auction values for all of the Ford, Lincoln and Mercury brand vehicles in our U.S. operating lease portfolio at year-end 2003 were to decrease by $100 per unit from our present estimates, the total impact would be to increase our depreciation on these vehicles by about $55 million, which would be charged to depreciation expense during the 2004 through 2006 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised residual value. Similarly, if future return rates for our existing portfolio of Ford, Lincoln and Mercury brand vehicles in the U.S. were to increase by one percentage point from our present estimates, the total impact would be to increase our depreciation on these vehicles by about $10 million, which would be charged to depreciation expense during the 2004 through 2006 period. Adjustments to our accumulated depreciation on vehicles subject to operating leases will be reflected on our income statement in depreciation expense. Accumulated depreciation is included in our balance sheet in net investment in operating leases.

Sales of Receivables in Off-Balance Sheet Securitizations and Other Off-Balance Sheet Transactions

      In a securitization, we sell finance receivables to an SPE in exchange for the proceeds from the sale of securities backed by the receivables that the SPE sells to investors. For off-balance sheet securitizations, we are required to recognize a gain or loss on the sale of receivables in the period the sale occurs. We also record our retained interests in these securitizations as assets on our balance sheet at fair value. These retained interests include interest-only strips, also referred to as excess spread, which represent our right to receive collections on sold receivables in excess of amounts needed to pay principal and interest payments to investors, servicing fees and other required amounts. Retained interests may also include senior and subordinated securities, undivided interests in wholesale receivables and restricted cash held for the benefit of the SPE.

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

      Assumptions and Approach Used. The most significant factors affecting the fair value of assets retained related to the sale of receivables through securitizations that requires us to make estimates and judgments are:

•	Expected credit losses over the life of the sold receivables, called lifetime credit losses;

•	Prepayments of sold receivables occurring earlier than scheduled maturities, called prepayment speeds; and

•	Discount rates used to estimate the present value of interest-only strips.

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

      We evaluate the fair value of our retained interests on a quarterly basis and adjust the estimated market value as necessary. These fair value adjustments are reflected, net of tax, as a separate component of other comprehensive income included in stockholder’s equity. The fair value analysis for our interest-only strips largely depends on updating our estimate of lifetime credit losses and prepayment speeds. We adjust the fair value of securities we retain based on quoted market prices of securities with similar characteristics. If we determine, based on this updated information, these retained interests are other than temporarily impaired, we would record fair value adjustments in earnings and not stockholder’s equity. The recorded amount of our restricted cash retained interest normally does not have to be adjusted.

      Sensitivity Analysis. The fair value of the interest-only strip is sensitive to variation in our assumptions of lifetime credit losses, estimated prepayments and discount rates. Note 6 of our Notes to Financial Statements identifies the sensitivity of this asset to changes in each of these assumptions. Changes in these assumptions will also result in a similar change in the gain or loss recorded in the time period the related receivables are sold.

Changes in Accounting Standards

      The Financial Accounting Standards Board is expected to issue an exposure draft of an amendment to SFAS No. 140 that: (1) addresses the conditions under which a qualifying SPE is permitted to issue beneficial interests with maturities that are shorter than the maturities of the assets held by the qualifying SPE and roll over those beneficial interests at maturity; (2) amends other requirements related to commitments by transferors to provide additional assets to fulfill obligations to the beneficial interest holders; and (3) addresses other issues related to transfers of financial assets. We are continuing to assess the impact the expected exposure draft may have on our accounting for qualifying SPEs and certain securitization funding programs.

Outlook

      Compared with 2003, we anticipate lower revenues as a result of a lower amount of new retail installment sale and lease contracts and a lower impact of a net favorable market valuation of derivative instruments and associated exposures. Based on our experience to date in 2004, we expect improvements in credit losses and strengthening used vehicle prices compared with 2003. At year-end 2004, we expect managed receivables to be in the $170 to $175 billion range.

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

          Automotive Related:

•	Greater price competition resulting from currency fluctuations, industry overcapacity or other factors;

•	Significant decline in automotive industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Increased safety, emissions, fuel economy or other regulations resulting in higher costs and/or sales restrictions;

•	Work stoppages at key Ford or supplier facilities or other interruptions of supplies;

•	Discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	Reduced availability of or higher prices for fuel;

•	Increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war or measures taken by governments in response thereto that negatively affect the travel industry;

•	Market shift from truck sales in the United States;

•	Changes in Ford’s requirements under long-term supply arrangements under which Ford is obligated to purchase minimum quantities or pay minimum amounts;

•	Change in the nature or mix of automotive marketing programs and incentives;

          Ford Credit Related:

•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

•	Higher-than-expected credit losses;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values and higher-than-expected lease return rates;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	New or increased credit, consumer protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s marketing programs that de-emphasize financing incentives, which could result in a decline in our share of financing Ford vehicles;

          General:

•	Ford’s or our inability to implement the Revitalization Plan;

•	A further credit rating downgrade;

•	Major capital market disruptions that could prevent Ford or us from having access to the capital markets or that would limit our liquidity;

•	Availability of securitization as a source of funding;

•	Labor or other constraints on Ford’s or our ability to restructure Ford’s or our business;

•	Worse-than-assumed economic and demographic experience for our post-retirement benefit plans (e.g., investment returns, interest rates, health care trends, benefit improvements);

•	Economic difficulties in any significant market; and

•	Currency, commodity or interest rate fluctuations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

      We are exposed to a variety of risks in the normal course of our business. The extent to which we effectively identify, assess, monitor and manage these risks is critical to our financial condition and profitability. The principal types of risk to our business include:

•	Market risk — the possibility that changes in interest and currency exchange rates will adversely impact our income;

•	Counterparty risk — the possibility that a counterparty may default on a derivative contract;

•	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk — the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return rates will be higher than our projections;

•	Liquidity risk — the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•	Operating risk — the possibility of fraud by our employees or outside persons, errors relating to transaction processing and systems and actions that could result in compliance deficiencies with regulatory standards or contractual obligations.

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

      Our strategies to manage market risks are established by the Ford Global Risk Management Committee (“GRMC”). The GRMC is chaired by the Chief Financial Officer of Ford, and its members include the Treasurer of Ford and our Chief Financial Officer.

      Direct responsibility for the execution of our market risk management strategies resides with Ford’s Treasurer’s Office and is governed by written policies and procedures. Separation of duties is maintained between the development and authorization of derivative trades, the transaction of derivatives, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that they remain effective. In addition, the GRMC and the audit committee of Ford and Ford Credit’s Boards of Directors review our market risk exposures and use of derivatives to manage these exposures.

Currency Exchange Rate Risk

      Our policy is to minimize exposure to our operating results from changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars and euros. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we execute the following foreign currency derivatives to convert

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

substantially all of our foreign currency debt obligations to the local country currency of the receivables:

•	Cross-currency swaps — an agreement to convert non-U.S. dollar long-term debt to U.S. dollar denominated payments or non-local market debt to local market debt for our international affiliates; or

•	Foreign currency forwards — an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.

      As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates is immaterial. For additional information on our derivatives, please refer to the sections “Derivative Notional Values” and “Derivative Fair Values”, and Notes 1 and 16 of our Notes to Financial Statements.

Interest Rate Risk

Nature of Exposure

      Our primary market risk exposure is interest rate risk, and the particular market to which we are most exposed is U.S. dollar LIBOR. Our interest rate risk exposure results principally from “re-pricing risk” or differences in the re-pricing characteristics of assets and liabilities. An instrument’s re-pricing period is a term used to describe how an interest rate-sensitive instrument responds to changes in interest rates. It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates. For fixed-rate instruments, the re-pricing period is equal to the maturity of the instrument’s principal, because the principal is considered to re-price only when re-invested in a new instrument. For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate. For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31st would have a re-pricing period of one year on January 1st, regardless of the instrument’s maturity.

      Re-pricing risk arises when assets and the debt funding those assets have different re-pricing periods, and consequently, respond differently to changes in interest rates. As an example, consider a hypothetical portfolio of fixed-rate assets that is funded with floating-rate debt. If interest rates increase, the interest paid on debt increases while the interest received on assets remains fixed. In this case, the hypothetical portfolio’s pre-tax net interest income is exposed to changes in interest rates because its assets and debt have a re-pricing mismatch.

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

      Funding sources consist primarily of short- and long-term unsecured debt and sales of receivables in securitizations. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, we may borrow at terms longer than the terms of our assets, with five to ten year maturities. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

      We are exposed to interest rate risk to the extent that a difference exists between the re-pricing profile of our assets and our debt. Specifically, without derivatives, our assets would re-price more quickly than our debt.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Risk Management Objective

      Our interest rate risk management objective is to maximize our financing income while limiting the impact of changes in interest rates. We achieve this objective by setting an established risk tolerance range and staying within the tolerance through the following risk management process.

Risk Management Process

      Our risk management process involves a short-term and a long-term evaluation of interest rate risk by considering potential impacts on our pre-tax net interest income as well as the economic value of our portfolio of interest rate-sensitive assets and liabilities (our economic value). Our economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of our interest rate-sensitive assets minus the present value of our interest rate-sensitive liabilities. Measuring the impact on our economic value is important because it captures the potential long-term effects of interest rate changes.

      The financial instruments used in our interest rate risk management process are called interest rate swaps; interest rate swaps are agreements to convert fixed-rate interest payments to floating or floating-rate interest payments to fixed. Interest rate swaps are a common tool used by financial institutions to manage interest rate risk. For additional information on our derivatives, please refer to the sections “Derivative Notional Values” and “Derivative Fair Values”, and Notes 1 and 16 of our Notes to Financial Statements.

      On a monthly basis, we determine the sensitivity of our economic value to hypothetical changes in interest rates. We then enter into interest rate swaps, effectively converting portions of our floating-rate debt or assets to fixed or our fixed-rate debt or assets to floating, to ensure that the sensitivity of our economic value falls within an established target. As part of our monthly process, we also monitor the sensitivity of our pre-tax net interest income to interest rates by using pre-tax net interest income simulation techniques. These simulations estimate the one-year pre-tax net interest income of our portfolio of interest rate-sensitive assets and liabilities under various interest rate scenarios, including both parallel and non-parallel shifts in the yield curve. These quantifications of interest rate risk are reported to the Treasurer each month.

      The process described above is used to measure and manage the interest rate risk of our operations in the United States, Canada and the United Kingdom, which together represented approximately 85% of our total on-balance sheet finance receivables at December 31, 2003. For our other international affiliates we use a technique, commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules that group assets, debt, and swaps into time-bands based on their re-pricing period. Under this process we enter into interest rate swaps, effectively changing the re-pricing profile of our assets and debt, to ensure that any re-pricing mismatch existing in a particular time-band falls within an established tolerance.

Quantitative Disclosure

      As a result of our interest rate risk management process, including derivatives, our debt re-prices faster than our assets. Other things equal, this means that during a period of rising interest rates, the interest rates paid on our debt will increase more rapidly than the interest rates earned on our assets, thereby initially reducing our pre-tax net interest income. Correspondingly, during a period of falling interest rates, we would expect our pre-tax net interest income to initially increase. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. This sensitivity as of year-end 2003 and 2002 is as follows:

	Pre-Tax Net Interest Income
	Impact Given 100 Basis Point
	Instantaneous Change
	in Interest Rates

	Increase	Decrease

	(in millions)
December 31, 2003	$(179)	$179
December 31, 2002	(153)	156

      The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes are rarely instantaneous or parallel. Had the analysis assumed a gradual change in interest rates of 100 basis points, it would have resulted in a lower pre-tax net interest income impact.

Methodology Applied to International Operations

      For the disclosures presented above, we calculated the sensitivity of our Canadian operations using the same pre-tax net interest income simulation technique that is used for the United States. We calculated the sensitivity of our other international operations using re-pricing schedules. Under this process we assume the instruments in the various time-bands re-price given the specified interest rate scenarios. This technique is commonly used to measure sensitivity to interest rate changes but incorporates less precision compared with our simulation technique primarily because all instruments grouped in a particular time-band are expected to re-price on the same date rather than at their actual re-pricing date.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Derivative Notional Values

      The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	December 31,

	2003	2002

	(in billions)
Interest rate swaps
Pay-fixed, receive-floating	$32.5	$65.6
Pay-floating, receive-fixed, excluding securitization swaps	64.9	60.2
Pay-floating, receive-floating (basis), excluding securitization swaps	0.3	0.6
Securitization swaps	56.9	43.1

Total interest rate swaps	$154.6	$169.5
Other Derivatives
Cross-currency swaps	28.9	30.0
Foreign currency forwards	8.1	8.5

Total notional value	$191.6	$208.0

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

      At December 31, 2003, our total derivative notional value was $191.6 billion, approximately $16.4 billion lower than a year ago. The notional value of our pay-fixed, receive-floating swaps decreased as swaps matured and were replaced with term funding from our retail debt issuance program. This decrease was offset by an increase in the notional value of securitization swaps, reflecting our increased use of securitization as a funding source. In addition, there was an increase in the notional value of our receive-fixed, pay-floating interest rate swaps, reflecting long-term fixed rate funding issued in 2003.

Derivative Fair Values

      The fair value of net derivative financial instruments (derivative assets less derivative liabilities) as reported on our balance sheet as of December 31, 2003 was $8.9 billion, approximately $1.3 billion higher than a year ago. This increase primarily reflects the strengthening of the euro against the U.S. dollar which increases the value of receive-euro / pay-U.S. dollar cross currency swaps and the decrease in U.S. interest rates which increases the value of our pay-floating / receive-fixed rate swaps. For additional information on our derivatives, please refer to Notes 1 and 16 of our Notes to Financial Statements.

Counterparty Risk

      The use of derivatives to manage market risk results in counterparty risk, or the risk of a counterparty defaulting on a derivative contract. We and Ford enter into master agreements with counterparties that usually allow for netting of certain exposures in order to manage this risk. We, on a combined basis with Ford, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. We monitor our exposures on a regular basis and report them to the GRMC monthly.

      Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. We establish exposure limits for both mark-

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

to-market and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. We use a Monte Carlo simulation technique to assess our potential exposure by tenor, defined at 95% confidence level.

      Substantially all of our counterparty exposures are with counterparties that have long-term debt ratings of single-A or better. Our guideline for counterparty minimum long-term debt ratings is BBB-. Exceptions to these guidelines require prior approval by management.

Operating Risk

      We operate in many locations and rely on the abilities of our employees and computer systems to process a large number of transactions. Improper employee actions or improper operation of systems could result in financial loss, regulatory action and damage to our reputation, and breech of contractual obligations. To address this risk, we maintain internal control processes that identify transaction authorization requirements, safeguard assets from misuse or theft, and protect the reliability of financial and other data. We also maintain system controls to maintain the accuracy of information about our operations. These controls are designed to manage operating risk throughout our operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Financial Statements, the accompanying Notes and the Report of Independent Auditors that are filed as part of this Report are listed under Item 15. “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” and are set forth on pages FC-1 through FC-37 immediately following the signature pages of this report.

      Selected quarterly financial data for us and our consolidated subsidiaries for 2003 and 2002 is in Note 19 of our Notes to Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not required.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Gregory C. Smith., our Chief Executive Officer, and David P. Cosper, our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

      No changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed by PricewaterhouseCoopers, LLP (“PwC”), our principal auditor, for auditing our financial statements were $3.6 million and $3.2 million in 2003 and 2002, respectively.

Audit-Related Fees

      The aggregate fees billed by PwC for other audit-related services were $4.6 million and $2.2 million in 2003 and 2002, respectively.

Tax Fees

      The aggregate fees billed by PwC for tax services were $2.2 million and $2.1 million in 2003 and 2002, respectively.

Total Fees

      PwC served as the Company’s principal auditor in 2003 and 2002. The total fees paid by the Company to PwC were $10.4 million and $7.5 million in 2003 and 2002, respectively. The Company paid no fees to PwC in 2003 and 2002 for services other than audit, review or attest services.

Pre-Approval Policies and Procedures

      Ford’s audit committee has established pre-approval policies and procedures that govern the engagement of PwC and the services provided by PwC to Ford Credit are pre-approved in accordance with Ford’s policies and procedures. The policies and procedures are detailed as to the particular services and our audit committee is informed of the services provided to us by PwC, including the audit fee requests for these services that have been submitted to and approved by Ford’s audit committee. The pre-approval policies and procedures do not include delegation of the Ford or Ford Credit audit committees’ responsibilities under the Securities Exchange Act of 1934, as amended, to management.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements

      Report of Independent Auditors

      Ford Motor Credit Company and Subsidiaries

Consolidated Statement of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheet, December 31, 2003 and 2002

Consolidated Statement of Stockholder’s Equity, December 31, 2003, 2002 and 2001

Consolidated Statement of Cash Flows from Continuing Operations for the Years Ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

      The Consolidated Financial Statements, the Notes to Financial Statements and the Report of Independent Auditors listed above are filed as part of this Report and are set forth on pages FC-1 through FC-37 immediately following the signatures pages of this Report.

      (a) 2. Financial Statement Schedules

      Schedules have been omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

      (a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.	Filed as Exhibit 3-B to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated hereby by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.

Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.

Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Agreement dated as of October 18, 2001 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10 to Ford Motor Credit Company Current Report on Form 8-K dated October 18, 2001 and incorporated by reference. File No. 1-6368.

Exhibit 10-D	Copy of Support Agreement as of August 13, 2002 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10-D to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference. File No. 1-6368.

Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report.

Exhibit 23	Consent of Independent Auditors	Filed with this Report.

Exhibit 24	Powers of Attorney	Filed with this Report.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO	Filed with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Filed with this Report.
Exhibit 99.1	Ford Motor Company’s Annual Report on Form 10-K for 2003 (without Exhibits or Financial Statements)	Filed with this Report.

      Instruments defining the rights of holders of certain issues of long-term debt of Ford Credit have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford Credit. Ford Credit agrees to furnish a copy of each of such instruments to the Commission upon request.

      (b) Reports on Form 8-K

      Ford Credit filed or furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

      Current Report on Form 8-K dated October 1, 2003 included information relating to Ford’s September 2003 U.S. sales results.

      Current Report on Form 8-K dated October 2, 2003 included information relating to Ford’s 2003 collective bargaining agreement with the United Automobile Workers (UAW) Union.

      Current Report on Form 8-K dated October 16, 2003 included information relating to Ford Credit’s and Ford’s third quarter 2003 financial results.

      Current Report on Form 8-K dated November 3, 2003 included information relating to Ford’s October 2003 U.S. sales results.

      Current Report on Form 8-K dated December 2, 2003 included information relating to Ford’s November 2003 U.S. sales results.

      Current Report on Form 8-K dated December 16, 2003 included information relating to Ford’s negotiations with Visteon Corporation.

      Current Report on Form 8-K dated December 22, 2003 included information relating to Ford’s new agreements with Visteon Corporation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford Motor Credit Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY

By:	/s/ DAVID P. COSPER*

David P. Cosper
Executive Vice President,
Chief Financial Officer and Treasurer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Credit and in the capacities on the date indicated.

Signature	Title	Date

/s/ GREGORY C. SMITH Gregory C. Smith	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ DAVID P. COSPER David P. Cosper	Director, Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 12, 2004

/s/ MICHAEL E. BANNISTER Michael E. Bannister	Director, President and Chief Operating Officer	March 12, 2004

/s/ TERRY D. CHENAULT Terry D. Chenault	Director and Executive Vice President — President, Global Operations	March 12, 2004

/s/ ALLAN D. GILMOUR Allan D. Gilmour	Director and Audit Committee Chairman	March 12, 2004

/s/ DONAT R. LECLAIR Donat R. Leclair	Director and Audit Committee Member	March 12, 2004

/s/ MALCOLM S. MACDONALD Malcolm S. Macdonald	Director and Audit Committee Member	March 12, 2004

/s/ JOHN T. NOONE John T. Noone	Director and Executive Vice President — President, Ford Credit International	March 12, 2004

Signature		Title	Date

/s/ CARL E. REICHARDT Carl E. Reichardt		Director and Audit Committee Member	March 12, 2004

/s/ RICHARD C. VAN LEEUWEN Richard C. Van Leeuwen		Director and Executive Vice President — Risk Management	March 12, 2004

/s/ A.J. WAGNER A. J. Wagner		Director and Executive Vice President — President, Ford Credit North America	March 12, 2004

*By:	/s/ COREY M. MACGILLIVRAY Corey M. MacGillivray	Attorney-in-Fact	March 12, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of

Ford Motor Credit Company:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 10, effective January 1, 2002, the Company changed its method of accounting for discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-lived Assets.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

January 21, 2004

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions)

	For the Years Ended
	December 31,

	2003	2002	2001

Financing revenue
Operating leases	$6,946	$8,648	$9,088
Retail	4,752	5,962	6,900
Interest supplements and other support costs earned from affiliated companies (Note 14)	3,517	3,658	4,125
Wholesale	877	728	1,909
Other	247	294	359

Total financing revenue	16,339	19,290	22,381
Depreciation on operating leases	(7,009)	(8,435)	(8,397)
Interest expense	(5,831)	(6,929)	(8,922)

Net financing margin	3,499	3,926	5,062
Other revenue
Investment and other income related to sales of receivables (Note 6)	2,765	2,610	1,433
Insurance premiums earned, net	232	261	231
Other income	1,105	649	658

Total financing margin and revenue	7,601	7,446	7,384
Expenses
Operating expenses	2,357	2,307	2,333
Provision for credit losses (Note 5)	1,998	2,971	3,351
Insurance expenses	211	203	206

Total expenses	4,566	5,481	5,890

Income from continuing operations before income taxes	3,035	1,965	1,494
Provision for income taxes (Note 12)	1,164	730	663

Income from continuing operations before minority interests	1,871	1,235	831
Minority interests in net income of subsidiaries	2	3	1

Income from continuing operations	1,869	1,232	830
Income from discontinued/held-for-sale operations (Note 10)	3	33	9
Loss on disposal of discontinued/held-for-sale operations (Note 10)	(55)	(31)	—

Net income	$1,817	$1,234	$839

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,

	2003	2002

ASSETS
Cash and cash equivalents	$15,688	$6,793
Investments in securities (Note 2)	611	655
Finance receivables, net (Note 3)	108,912	94,613
Net investment in operating leases (Note 4)	23,164	31,303
Retained interest in securitized assets (Note 6)	13,017	17,618
Notes and accounts receivable from affiliated companies	1,653	1,672
Derivative financial instruments (Note 16)	9,866	8,365
Assets of discontinued and held-for-sale operations (Note 10)	388	2,776
Other assets (Note 8)	5,530	6,374

Total assets	$178,829	$170,169

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Accounts payable
Trade, customer deposits, and dealer reserves	$1,535	$1,431
Affiliated companies	1,258	783

Total accounts payable	2,793	2,214
Debt (Note 9)	149,652	140,259
Deferred income taxes, net (Note 12)	6,334	5,395
Derivative financial instruments (Note 16)	987	772
Liabilities of discontinued and held-for-sale operations (Note 10)	37	851
Other liabilities and deferred income (Note 8)	6,533	7,109

Total liabilities	166,336	156,600
Minority interests in net assets of subsidiaries	19	19
Stockholder’s equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117
Accumulated other comprehensive income/(loss)	420	(387)
Retained earnings	6,912	8,795

Total stockholder’s equity	12,474	13,550

Total liabilities and stockholder’s equity	$178,829	$170,169

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

				Accumulated Other
				Comprehensive Income/(Loss)

				Unrealized	Foreign
	Capital	Paid-in	Retained	Gain/(Loss)	Currency	Derivative
	Stock	Surplus	Earnings	on Assets	Translation	Instruments	Total

Balance at January 1, 2001	$25	$4,273	$8,272	$194	$(578)	$—	$12,186
Comprehensive income
Net income	—	—	839	—	—	—	839
Transition adjustment (net of tax of $126)	—	—	—	—	—	(215)	(215)
Net loss on derivative instruments (net of tax of $223)	—	—	—	—	—	(380)	(380)
Less: reclassification adjustment for losses realized in net income (net of tax of $68)	—	—	—	—	—	116	116
Retained interest in securitized assets (net of tax of $104)	—	—	—	(177)	—	—	(177)
Foreign currency translation	—	—	—	—	(165)	—	(165)
Unrealized gain (net of tax of $11)	—	—	—	19	—	—	19
Less: reclassification adjustment for gains realized in net income (net of tax of $14)	—	—	—	(24)	—	—	(24)

Total comprehensive income, net of tax	—	—	839	(182)	(165)	(479)	13
Paid-in surplus	—	185	—	—	—	—	185
Cash dividends	—	—	(400)	—	—	—	(400)

Year ended December 31, 2001	$25	$4,458	$8,711	$12	$(743)	$(479)	$11,984
Comprehensive income
Net income	—	—	1,234	—	—	—	1,234
Net loss on derivative instruments (net of tax of $48)	—	—	—	—	—	(82)	(82)
Less: reclassification adjustment for losses realized in net income (net of tax of $203)	—	—	—	—	—	344	344
Retained interest in securitized assets (net of tax of $130)	—	—	—	220	—	—	220
Foreign currency translation	—	—	—	—	335	—	335
Unrealized gain (net of tax of $15)	—	—	—	25	—	—	25
Less: reclassification adjustment for gains realized in net income (net of tax of $11)	—	—	—	(19)	—	—	(19)

Total comprehensive income, net of tax	—	—	1,234	226	335	262	2,057
Paid-in surplus	—	659	—	—	—	—	659
Cash dividends	—	—	(1,150)	—	—	—	(1,150)

Year ended December 31, 2002	$25	$5,117	$8,795	$238	$(408)	$(217)	$13,550
Comprehensive income
Net income	—	—	1,817	—	—	—	1,817
Net gain on derivative instruments (net of tax of $135)	—	—	—	—	(15)	232	217
Less: reclassification adjustment for gains realized in net income (net of tax of $59)	—	—	—	—	—	(94)	(94)
Retained interest in securitized assets (net of tax of $24)	—	—	—	(39)	—	—	(39)
Foreign currency translation	—	—	—	—	721	—	721
Unrealized gain (net of tax of $6)	—	—	—	10	—	—	10
Less: reclassification adjustment for gains realized in net income (net of tax of $5)	—	—	—	(8)	—	—	(8)

Total comprehensive income, net of tax	—	—	1,817	(37)	706	138	2,624
Cash dividends	—	—	(3,700)	—	—	—	(3,700)

Year ended December 31, 2003	$25	$5,117	$6,912	$201	$298	$(79)	$12,474

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS FROM CONTINUING OPERATIONS

(in millions)

	For the Years Ended
	December 31,

	2003	2002	2001

Cash flows from operating activities
Income from continuing operations	$1,869	$1,232	$830
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	1,998	2,971	3,351
Depreciation and amortization	7,427	8,812	8,470
Gain on sales of finance receivables (Note 6)	(436)	(529)	(412)
Increase in deferred income taxes	798	675	278
Decrease/(increase) in other assets	1,643	(492)	(522)
Increase/(decrease) in other liabilities	1,235	1,796	(1,672)
All other operating activities	(72)	64	116

Net cash provided by operating activities	14,462	14,529	10,439

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(50,365)	(53,567)	(71,077)
Collection of finance receivables (other than wholesale)	31,204	28,310	28,474
Purchase of operating lease vehicles	(9,924)	(19,634)	(26,228)
Liquidation of operating lease vehicles	11,214	16,049	16,466
Increase in wholesale receivables	(4,673)	(2,825)	(2,112)
Net change in retained interest	2,125	(5,340)	5,648
Decrease in note receivable with affiliate	279	347	600
Proceeds from sales of receivables (Note 6)	21,115	41,289	40,831
Purchase of investment securities	(636)	(604)	(726)
Proceeds from sale/maturity of investment securities	698	475	747
Proceeds from debt repayments related to discontinued operations	1,421	—	—
All other investing activities	31	58	(230)

Net cash provided by/(used in) investing activities	2,489	4,558	(7,607)

Cash flows from financing activities
Proceeds from issuance of long-term debt	19,710	13,479	41,111
Principal payments on long-term debt	(25,493)	(22,133)	(15,705)
Change in short-term debt, net	946	(6,377)	(26,134)
Cash dividends paid	(3,700)	(1,150)	(400)
All other financing activities	—	659	306

Net cash used in financing activities	(8,537)	(15,522)	(822)
Effect of exchange rate changes on cash and cash equivalents	481	291	(135)

Net change in cash and cash equivalents	8,895	3,856	1,875
Cash and cash equivalents, beginning of year	6,793	2,937	1,062

Cash and cash equivalents, end of year	$15,688	$6,793	$2,937

Supplementary cash flow information
Interest paid	$5,726	$6,891	$8,146
Taxes paid	164	242	177
Supplementary non-cash flow information
Consolidation of FCAR Owner Trust	$1,419	$—	$—

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include Ford Motor Credit Company and its controlled domestic and foreign subsidiaries and joint ventures (referred to herein as “Ford Credit”, “we”, “our” or “us”). Effective July 1, 2003, our financial statements also include consolidated Variable Interest Entities (“VIEs”) of which we are the primary beneficiary (see Note 7). Affiliates that we do not consolidate, but have significant influence over operating and financial policies, are accounted for using the equity method. We are an indirect wholly-owned subsidiary of Ford Motor Company (“Ford”). Use of estimates, as determined by management, is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Because of the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates. For additional discussion on our use of estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates. Certain amounts in prior years’ financial statements have been reclassified to conform with current year presentation.

Nature of Operations

      We operate in many locations around the world, the most significant of which are the United States and Europe. Our reportable operating segments include Ford Credit North America and Ford Credit International. Ford Credit North America consists of the United States and Canada. Ford Credit International consists of all other countries.

      Our financing operations primarily consist of: the purchase of retail installment sale contracts and retail leases from franchised Ford vehicle dealers; wholesale financing and capital loans to franchised Ford vehicle dealers and other franchises associated with such dealers; and loans to vehicle leasing companies. We conduct insurance operations through The American Road Insurance Company and its subsidiaries (“TARIC”). TARIC is our wholly-owned subsidiary.

      Our business is substantially dependent on Ford. Any protracted reduction or suspension of Ford’s production or sale of vehicles, resulting from a decline in demand, a work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford could have an effect on us.

      The majority of our finance receivables are geographically diversified throughout the United States. Outside the United States finance receivables are concentrated in Europe, Canada and Mexico. We control our credit risk through credit standards, limits on exposure and by monitoring the financial condition of counterparties. TARIC has credit risk related to receivables from reinsurers that are collateralized by trust funds, letters of credit or custodial accounts.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

      Agreements with Ford and other affiliates provide for interest supplements and other support payments to us on certain financing and leasing transactions. These payments are collected and recognized as income over the period that the related finance receivables and leases are outstanding.

      Insurance premiums earned are reported net of reinsurance. These premiums are earned over their respective policy periods. Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience. Physical damage insurance premiums, including vehicles financed at wholesale by us and our finance subsidiaries, are recognized as income on a monthly basis as billed. Credit life and credit disability premiums are earned over the life of the related policies in proportion to the amount of the insurance protection provided. Certain costs of acquiring new business are deferred and amortized over the term of the related policies on the same basis on which premiums are earned.

Sales of Receivables

      We periodically sell finance receivables in securitization and whole-loan sale transactions to fund our operations and to maintain liquidity, respectively. Securitization transactions generally involve surrendering control over these assets by selling finance receivables to off-balance sheet securitization entities. Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements that assure that the sold assets have been isolated from us and our creditors. The securitization entities issue interest-bearing securities collateralized by future collections on the sold receivables.

      We record our off-balance sheet sales of receivables in accordance with Statement of Financial Accounting Standards No. 140 (“SFAS No. 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. To qualify for a sale, the transfer must comply with the following accounting criteria:

•	Assets must be isolated from transferor — our assets are transferred to a bankruptcy-remote entity.

•	Transfer to a qualifying special purpose entity or an entity that has the right to pledge or exchange the assets — we generally use a qualifying special purpose entity in our transactions, or we sell the assets to an outside entity. In either case, we do not restrict the transferee from pledging or exchanging the assets.

•	Transferor does not maintain control over the assets — we are not permitted to regain control over the transferred assets or cause the return of specific assets, other than through a cleanup call.

      For off-balance sheet sales of receivables, estimated gains or losses are recognized in the period in which the sale occurs. We retain certain interests in receivables sold in securitization transactions. In determining the gain or loss on each sale of finance receivables, the investment in the sold receivables pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale. Retained interests include senior and subordinated securities, undivided interests in wholesale receivables, interest only strips and restricted cash held for the benefit of securitization entities. These interests are recorded at fair value with unrealized gains or losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. In securitization transactions, we retain the servicing rights and receive a servicing fee, which is recognized as collected over the remaining term of the related sold finance receivables. Interest supplement payments we receive from affiliates related to receivables

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

that were sold in securitizations or whole-loan sale transactions are reflected, on a present value basis, as a receivable on our balance sheet at the time the receivables are sold. Present value accretion is recognized in investment and other income related to sales of receivables.

      Whole-loan sale transactions involve selling retail installment sale contracts to a buyer who either retains them or sells them in a subsequent asset-backed securitization. We do not retain any interests in the sold receivables but continue to service such receivables for a fee.

      Certain sales of receivables do not qualify for off-balance sheet treatment and, as a result, no gain or loss is recorded for these transactions.

Depreciation

      Depreciation expense on operating leases is provided on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual (salvage) value at the end of the lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation policy for leased vehicles on a regular basis taking into consideration various assumptions, which include estimated residual values at lease termination and the estimated number of vehicles that will be returned to us. Adjustments to reflect revised estimates of residual values at the end of the lease terms are included in depreciation expense on a straight-line basis over the remaining terms of the leases. We also monitor our portfolio of vehicles subject to operating leases for impairment indicators.

Allowance for Credit Losses

      The allowance for credit losses is our estimate of probable credit losses related to impaired receivables and operating leases as of the date of the financial statements. This allowance is based on factors including historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values and general economic measures. Additions to the allowance for credit losses are made by recording charges to the provision for credit losses on our income statement. Finance receivables and lease investments are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

Cash Equivalents

      We consider investments purchased with a maturity of three months or less to be cash equivalents. The book value of these instruments approximates fair value because of the short maturity. As of December 31, 2003, approximately $850 million of our cash balance is legally isolated of which approximately $800 million of this balance supports our FCAR Owner Trust (“FCAR”) asset-backed commercial paper program. Of the $800 million that supports FCAR, approximately $200 million of this legally isolated cash will become unrestricted as servicing fees and cash in excess of commercial paper requirements are released to us.

Derivative Financial Instruments

      We operate in many countries, and are exposed to various market risks, including the effects of changes in interest rates and foreign currency exchange rates. Interest rate and currency exposures

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on our operating results. Risk is reduced in two ways: 1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and 2) through the use of interest rate and foreign exchange derivatives. Our derivatives strategy is defensive; derivatives are not used for speculative purposes. Interest rate swaps are used to manage the effects of interest rate fluctuations. Foreign currency exchange agreements, including forward contracts and swaps are used to manage foreign exchange exposure. The differential paid or received on swap agreements is recognized on an accrual basis as an adjustment to interest expense.

      We adopted Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. All derivatives are recognized on the balance sheet at fair value. We designate derivatives as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). We also enter into derivatives that economically hedge certain of our risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by us.

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in the fair value of the underlying hedged exposure, are recorded in earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded in accumulated other comprehensive income, a component of stockholder’s equity. The fair value of interest rate swaps is calculated using current market rates for similar instruments with the same remaining maturities. Unrealized gains and losses are netted for individual counterparties where legally permissible.

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

      We manage our foreign currency and interest rate counterparty credit risks by establishing limits and by monitoring the financial condition of counterparties. The amount of exposure we may have to a single counterparty on a worldwide basis is limited by company policy. In the unlikely event that a counterparty fails to meet the terms of a foreign currency or an interest rate instrument, risk is limited to the fair value of the instrument.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

Paid-In Surplus

      Changes to paid-in surplus represent investing activity with Ford related to us.

Insurance Expenses and Liabilities

      Insurance underwriting losses and expenses are reported as insurance expenses. The components of insurance expenses are as follows for the years ended December 31:

	2003	2002	2001

	(in millions)
Insurance claims	$163	$137	$159
Amortization of deferred acquisition costs	35	56	34
Claim adjustment expenses	13	10	13

Insurance expenses	$211	$203	$206

      A liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, is included in other liabilities and related charges.

Reinsurance

      TARIC cedes a majority of its automotive service contracts, all of the warranty contract business, and a portion of its credit life and disability contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported as other assets. Ceded insurance-related expenses deducted from insurance expenses were $498 million, $488 million and $442 million in 2003, 2002 and 2001, respectively.

      The effect of reinsurance on premiums written and earned is as follows:

	2003		2002		2001

	Written	Earned	Written	Earned	Written	Earned

	(in millions)
Direct	$725	$851	$946	$825	$974	$734
Assumed	32	63	70	88	89	98
Ceded	(553)	(682)	(758)	(652)	(842)	(601)

Net premiums	$204	$232	$258	$261	$221	$231

      Commissions on reinsurance ceded are earned on the same basis as related premiums.

      Reinsurance contracts do not relieve TARIC from its obligations to its policyholders. Failure of reinsurers to honor their obligations could result in losses to TARIC. Therefore, TARIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to manage its exposure to significant losses from reinsurance solvencies.

NOTE 2. INVESTMENTS IN SECURITIES

      Investments in securities, which substantially relate to our insurance activities, consist of mortgage-backed, corporate, U.S. government and other securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 2. INVESTMENTS IN SECURITIES — Continued

Held-to-maturity securities are recorded at amortized cost. Equity securities that do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

      The fair value of substantially all securities was estimated based on quoted market prices. For securities for which quoted market prices were not available, the estimate of fair value was based on similar types of securities that are traded in the market.

Balance at December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)
Available-for-sale securities
U.S. government and agency	$113	$3	$(1)	$115
Municipal	13	—	—	13
Government — non U.S.	63	3	—	66
Corporate debt	148	6	—	154
Mortgage-backed	177	5	(1)	181
Equity	47	31	(3)	75
Held-to-maturity securities	7	—	—	7

Total investments in securities	$568	$48	$(5)	$611

Balance at December 31, 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)
Available-for-sale securities
U.S. government and agency	$163	$9	$—	$172
Municipal	—	—	—	—
Government — non U.S.	17	1	—	18
Corporate debt	167	9	—	176
Mortgage-backed	215	9	—	224
Equity	46	20	(7)	59
Held-to-maturity securities	6	—	—	6

Total investments in securities	$614	$48	$(7)	$655

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 2. INVESTMENTS IN SECURITIES — Continued

      The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, by contractual maturity, were as follows:

Balance at December 31, 2003:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in millions)
Due in one year or less	$50	$50	$—	$—
Due after one year through five years	137	141	5	5
Due after five years through ten years	86	92	—	—
Due after ten years	64	65	2	2
Mortgage-backed securities	177	181	—	—
Equity securities	47	75	—	—

Total	$561	$604	$7	$7

Balance at December 31, 2002:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in millions)
Due in one year or less	$6	$6	$—	$—
Due after one year through five years	161	166	3	3
Due after five years through ten years	95	101	1	1
Due after ten years	85	93	2	2
Mortgage-backed securities	215	224	—	—
Equity securities	46	59	—	—

Total	$608	$649	$6	$6

      Included in the above contractual maturities are investments on deposit with regulatory authorities (at amortized cost), as required by law, totaling $19 million and $16 million at December 31, 2003 and 2002, respectively.

      Proceeds from sales of available-for-sale securities were $693 million and $475 million in 2003 and 2002, respectively. Gross realized gains and losses were $16 million and $2 million, respectively in 2003, $10 million and $4 million, respectively in 2002, and $14 million and $4 million, respectively in 2001.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 3.	FINANCE RECEIVABLES

      Net finance receivables at December 31 were as follows:

	2003	2002

	(in millions)
Retail (a)	$80,015	$70,833
Wholesale (b)	22,618	16,571
Other (b)	8,661	9,821

Total finance receivables, net of unearned income	111,294	97,225
Less: Allowance for credit losses	(2,382)	(2,612)

Finance receivables, net	$108,912	$94,613

Net finance receivables subject to fair value (c)	$100,947	$86,694
Fair value	102,814	88,221

(a)	At December 31, 2003, includes about $14.3 billion of retail receivables that have been sold for legal purposes to our sponsored securitization special purpose entities (“SPEs”) that sell asset-backed securities to FCAR Owner Trust (“FCAR”) and are available only for repayment of asset-backed commercial paper issued by FCAR and other securitization investors and other participants. These receivables are not available to pay our obligations or the claims of our creditors.

(b)	At December 31, 2003, includes approximately $800 million of wholesale receivables and $100 million of other receivables with dealers that are reported as consolidated subsidiaries of Ford effective July 1, 2003. These receivables generally are not guaranteed by Ford.

(c)	Excludes certain leases that are not financial instruments of $7,965 million and $7,919 million at December 31, 2003 and 2002, respectively.

     The fair value of most finance receivables is calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximates fair value.

      At December 31, 2003, finance receivables included $936 million owed by three customers with the largest receivables balances.

      The contractual maturities of total finance receivables outstanding at December 31, 2003, net of unearned income, were as follows (excludes $525 million related to SFAS No. 133 fair value adjustments included in Retail):

	Due in Year Ending
	December 31,
				Due After
	2004	2005	2006	2006	Total

	(in millions)
Retail	$36,258	$22,311	$12,176	$8,745	$79,490
Wholesale	21,746	608	251	13	22,618
Other	4,137	747	577	3,200	8,661

Total	$62,141	$23,666	$13,004	$11,958	$110,769

      It is our experience that a substantial portion of finance receivables are repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 3.	FINANCE RECEIVABLES — Continued

      The aggregate receivables balances related to accounts past due more than 60 days at December 31 were as follows:

	2003	2002

	(in millions)
Retail	$1,046	$1,091
Wholesale	186	211
Other	69	66

Total	$1,301	$1,368

      Included in retail receivables are investments in direct financing leases related to the leasing of motor vehicles:

	2003	2002

	(in millions)
Investment in direct financing leases:
Minimum lease rentals to be received	$4,874	$5,153
Estimated residual values	4,017	3,689
Less: Unearned income	(896)	(988)
Origination costs	46	44
Less: Allowance for credit losses	(128)	(72)

Net investment in direct financing leases	$7,913	$7,826

      Minimum direct financing lease rentals for each of the five succeeding years are as follows (in millions): 2004 — $1,930; 2005 — $1,468; 2006 — $1,009; 2007 — $368; 2008 — $95; thereafter — $4.

NOTE 4.	NET INVESTMENT IN OPERATING LEASES

      Operating leases at December 31 were as follows:

	2003	2002

	(in millions)
Investment in operating leases:
Vehicles, at cost	$33,419	$42,888
Lease initial direct costs	141	158
Less: Accumulated depreciation	(9,772)	(11,182)
Allowance for credit losses	(624)	(561)

Net investment in operating leases	$23,164	$31,303

      Future minimum rentals on operating leases are as follows (in millions): 2004 — $5,806; 2005 — $3,946; 2006 — $2,041; 2007 — $572; 2008 — $143.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 5.	ALLOWANCE FOR CREDIT LOSSES

      Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

	2003	2002	2001

	(in millions)
Balance, beginning of year	$3,173	$2,755	$1,635
Provision charged to operations	1,998	2,971	3,351
Deductions
Losses	2,538	2,848	2,483
Recoveries	(494)	(486)	(374)

Net losses	2,044	2,362	2,109
Other changes, principally amounts related to finance receivables sold and translation adjustments	121	191	122

Net deductions	2,165	2,553	2,231

Balance, end of year	$3,006	$3,173	$2,755

NOTE 6.	SALES OF RECEIVABLES

Servicing Portfolio

      We retain servicing rights for receivables sold in off-balance sheet securitization and whole-loan sale transactions. The servicing portfolio is summarized in the following table:

	Retail	Wholesale	Total

	(in millions)
Servicing portfolio at December 31, 2001	$41,312	$17,436	$58,748
2002 activity:
Receivables sales	38,857	1,855	40,712
(Collections)/net financings	(26,277)	3,163	(23,114)

Servicing portfolio at December 31, 2002	$53,892	$22,454	$76,346
2003 activity:
Receivables sales	21,321	—	21,321
Collections and re-acquired receivables	(38,757)	(2,205)	(40,962)

Servicing portfolio at December 31, 2003	$36,456	$20,249	$56,705

Retained Interest

      Components of retained interest in securitized assets for the years ended December 31 include:

	2003	2002

	(in millions)
Wholesale receivables sold to securitization entities	$9,249	$12,454
Subordinated securities	1,568	2,845
Interest only strips	1,169	1,696
Senior securities	520	—
Restricted cash held for benefit of securitization entities	511	623

Total	$13,017	$17,618

      Most of the retained interest in sold wholesale receivables ($8.0 billion and $11.4 billion at December 31, 2003 and December 31, 2002, respectively) represents our undivided interest in wholesale receivables that are available to support the issuance of additional securities by a

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 6.	SALES OF RECEIVABLES — Continued

securitization entity; the balance represents credit enhancements. Interest only strips represent the present value of monthly collections on the sold finance receivables in excess of amounts needed by the SPE (securitization trust) to pay principal and interest to investors and servicing fees that will be realized by us. Investments in subordinated securities and restricted cash are senior to interest only strips for credit enhancement purposes.

      Retained interests are recorded at fair value. For wholesale receivables, book value approximates fair value because of their short-term maturities. The fair value of senior notes and subordinated certificates are estimated based on market prices. In determining the fair value of interest only strips, we discount the present value of the projected cash flows retained at various discount rates based on economic factors in individual countries.

Investment and Other Income

      The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the years ended December 31:

	2003	2002	2001

	(in millions)
Net gain on sales of receivables	$436	$529	$412
Servicing fees	677	700	456
Interest income on sold wholesale receivables and retained securities	679	606	379
Excess spread and other	973	775	186

Total investment income related to sales of receivables	$2,765	$2,610	$1,433

      For the year ended December 31, 2003, we utilized certain point-of-sale assumptions in our retail transactions, which included a discount rate of 12%, a prepayment speed of 1.0% to 1.5% (which represents expected payments earlier than scheduled maturity dates) and credit losses of 1.4% to 4.9% over the life of sold receivables. These assumptions do not include those utilized by Triad Financial Corporation (“Triad”), our subsidiary, which offers non-prime financing through dealers to consumers. For the year ended December 31, 2003, Triad utilized certain point-of-sale assumptions, which included a discount rate of 16%, a prepayment speed of 1.6% to 1.7% and credit losses of 13% to 14% over the life of sold receivables.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 6.	SALES OF RECEIVABLES — Continued

Cash Flow

      The following table summarizes the cash flow movements between us and the transferees for the years ended December 31:

	2003	2002	2001

	(in millions)
Proceeds from sales of retail receivables	$17,539	$32,843	$28,562
Proceeds from revolving-period securitizations	2,610	3,629	2,790
Proceeds from sales of wholesale receivables	966	4,817	8,486
Proceeds from sales of retained notes and certificates	—	—	993

Total proceeds from sales of receivables	$21,115	$41,289	$40,831

Cash flows related to retained interests
Retail receivables	$985	$2,489	$1,511
Wholesale receivables	1,140	(7,829)	4,137

Total principal	$2,125	$(5,340)	$5,648

Servicing fees
Retail	$468	$475	$333
Wholesale	209	225	123

Total servicing fees	$677	$700	$456

Interest income and excess spread
Retail	$735	$505	$205
Wholesale	810	645	396

Total interest income and excess spread	$1,545	$1,150	$601

Repurchased retail receivables	$(193)	$(340)	$(224)

Other Disclosures

      The following table summarizes key assumptions used in estimating cash flows from sold retail receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes:

		Impact on Fair Value
		Based on Adverse Change
	Assumption
	Percentage	10% Change	20% Change

	(annual rate)	(in millions)
Cash flow discount rate	12.0% - 16.0%	$(13)	$(26)
Estimated net credit loss rate	1.0% - 14.0%	(65)	(132)
Prepayment speed	1.0% - 2.0%	(35)	(70)

      The effect of a variation in a particular assumption on the fair value of the interest only strips was calculated without changing any other assumptions and changes in one factor may result in changes in another.

      Outstanding delinquencies over 30 days on our securitized portfolio were $957 million and $1,297 million at December 31, 2003 and 2002, respectively. Credit losses, net of recoveries, were $677 million and $454 million for the years ended December 31, 2003 and 2002, respectively. Expected static pool credit losses related to outstanding securitized retail receivables were 2.35% at December 31, 2003, excluding Triad. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 6.	SALES OF RECEIVABLES — Continued

FCAR Owner Trust

      We use a special purpose trust, FCAR, as a source of funds for our operations. FCAR’s activities are limited to issuing asset-backed commercial paper and other securities, borrowings from banks, and buying highly-rated asset-backed securities issued by securitization SPEs sponsored by us.

      In the second quarter of 2003, we purchased a portion of equity interests in FCAR from unaffiliated parties. As a result of this transaction, FCAR’s assets, liabilities and results of operations were consolidated into our financial statements as of that date. In addition, the accounting consolidation of FCAR also caused certain of our sponsored securitization SPEs that sell asset-backed securities to FCAR to lose their status as qualifying SPEs under SFAS No. 140. Consequently, the receivables previously sold by us to these SPEs were deemed to be reacquired (“reacquired receivables”) by us in accordance with SFAS No. 140 requirements and were also consolidated in the second quarter at fair value. Following the accounting consolidation of FCAR, most sales of receivables to our sponsored SPEs that sell asset-back securities to FCAR will not qualify as an accounting sale and will be reported on-balance sheet.

      The accounting consolidation of FCAR and related securitization SPEs did not change the bankruptcy-remote status of FCAR or our sponsored securitization SPEs. The accounting consolidation did not have a material impact on our earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs. No gain or loss was recorded upon consolidation.

      At December 31, 2003, about $14.3 billion of retail installment receivables reported on our balance sheet have been sold for legal purposes to our sponsored securitization SPEs that sell asset-backed securities to FCAR and are available only to pay securitization investors and other participants and are not available to pay our obligations or the claims of our creditors. As of December 31, 2003, these finance receivables supported $9.0 billion of asset-backed commercial paper issued by FCAR, which is payable solely out of collections on these receivables and is not our legal obligation. At December 31, 2003, FCAR had capacity to issue externally an additional $3.9 billion of asset-backed commercial paper, based on the existing amount of retail installment receivables that supported the program.

NOTE 7. VARIABLE INTEREST ENTITIES

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statement the assets, liabilities and activities of another entity. VIEs do not share economic risk and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but of which it has a significant variable interest. Effective July 1, 2003, we adopted FIN 46 for VIEs formed prior to February 1, 2003. Our adoption, on December 15, 2003, of the Revised Interpretation (“FIN46-R”) did not impact our financial reporting.

      We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interest in these entities are based

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 7. VARIABLE INTEREST ENTITIES — Continued

primarily on ownership percentages. Our maximum exposure to any potential losses, should they occur, associated with these VIEs is limited to our equity investments, which at December 31, 2003 totaled approximately $125 million.

      FCAR is also considered a VIE under FIN 46-R. Refer to Note 6 for further description of FCAR.

      We also sell receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us. At December 31, 2003, these SPEs held about $5.5 billion of retail installment sale contracts previously owned by us.

NOTE 8. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

      Other assets at December 31 were as follows:

	2003	2002

	(in millions)
Deferred charges and other assets	$1,672	$1,791
Prepaid reinsurance premiums and other reinsurance receivables	1,516	1,644
Investment in used vehicles held for resale, at estimated fair value	1,161	1,502
Collateral held for resale	796	1,040
Property and equipment, net of accumulated depreciation of $286 in 2003 and $213 in 2002	385	397

Total other assets	$5,530	$6,374

      Other liabilities and deferred income at December 31 were as follows:

	2003	2002

	(in millions)
Interest payable	$2,526	$2,232
Deferred income and other liabilities	1,863	2,614
Unearned premiums	1,646	1,800
Post retirement health care obligation	498	463

Total other liabilities and deferred income	$6,533	$7,109

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 9.	DEBT

      Debt at December 31 was as follows:

			Weighted-
	Average		Average(b)
	Contractual(a)		Interest
	Interest Rates		Rates

	2003	2002	2003	2002	2003	2002

					(in millions)
Short-term debt
Commercial paper	1.93%	2.84%			$6,095	$8,180
Asset-backed commercial paper(c)	1.19%	—			8,984	—
Floating rate demand notes	2.80%	3.39%			7,328	5,079
Other short-term debt(d)	3.05%	6.96%			2,290	2,931

Total short-term debt	2.02%	3.75%	2.29%	4.32%	24,697	16,190

Long-term debt
Senior indebtedness
Notes payable within one year(e)					29,534	22,841
Notes payable after one year(f)					95,474	101,299
Unamortized discount					(53)	(71)

Total long-term debt(g)	5.84%	5.61%	4.27%	4.76%	124,955	124,069

Total debt	5.15%	5.38%	3.91%	4.70%	$149,652	$140,259

Estimated fair value of debt
Net short-term debt subject to fair value					$24,697	$16,190
Short-term debt fair value					24,697	16,190
Net long-term debt subject to fair value(h)					120,265	117,829
Long-term debt fair value					128,244	121,052
Total estimated fair value of debt					152,941	137,242
Interest rate characteristics of debt payable after one year(i)
Fixed interest rates					$83,120	$84,953
Variable interest rates (generally based on LIBOR or other short-term rates)					12,301	16,275

Total payable after one year					$95,421	$101,228

(a)	Fourth quarter average contractual interest rates excluding the effect of interest rate swap agreements.

(b)	Fourth quarter rates including the effect of interest rate swap agreements.

(c)	Amounts represent asset-backed commercial paper issued by FCAR which is payable solely out of collections on the receivables supporting FCAR’s assets and is not our legal obligation.

(d)	Includes $54 million and $520 million with affiliated companies at December 31, 2003 and 2002, respectively.

(e)	Includes $2 million and $645 million with affiliated companies at December 31, 2003 and 2002, respectively.

(f)	Includes $133 million and $208 million with affiliated companies at December 31, 2003 and 2002, respectively. Also, includes $324 million of subordinated debt related to FCAR which is payable solely out of collections on the receivables supporting FCAR’s assets and is not our legal obligation.

(g)	The average contractual and weighted-average interest rates for total long-term debt represent the rates for both notes payable within one year and notes payable after one year.

(h)	Excludes adjustments related to SFAS No. 133 of $4,690 million and $6,240 million at December 31, 2003 and 2002, respectively.

(i)	Excludes the effect of interest rate swap agreements.

     Debt consists of short-term and long-term unsecured debt, placed directly by us or through securities dealers or underwriters, and bank borrowings. We consider any debt with an original maturity of 12 months or less to be short-term debt. We have commercial paper programs in the

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 9.	DEBT — Continued

United States, Europe, Canada and other international markets, with sales mostly to qualified institutional investors. We also obtain short-term funding from the sale of demand notes to retail investors through our floating rate demand notes program. FCE Bank plc (“FCE”) also issues certificates of deposit primarily to a broad range of institutional investors in various markets to obtain short-term funding. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

      We obtain long-term debt funding through the issuance of a variety of debt securities in the United States and international capital markets. Long-term debt is debt with an original maturity of more than 12 months. We use several long-term funding programs, including notes offered with a variety of maturities of two years and longer, and medium-term notes sold through sales agents in smaller amounts in various currencies. We reach both retail and institutional investors in our long-term funding programs. We access retail investors in the United States through our Continuously Offered Bonds for Retail Accounts program. We launched the Term Bonds in Retail Distribution program in Canada in December 2002 and expanded our Internotes retail bond offerings in select European markets during the second quarter of 2003.

      Our floating rate demand notes program consists of variable denomination floating rate demand notes issued and offered by us. Interest is accrued daily at a rate at least 1/4 point higher than the average yield for all taxable money funds as reported weekly in the Money Fund ReportTM and published in the Wall Street Journal. The nominal interest rate as of December 31, 2003 ranged from 2.5% to 2.8% depending on the amount invested.

      Our overall weighted-average effective interest rate (borrowing cost), including the effect of interest rate swap agreements, for full year 2003 and 2002 was 4.19% and 5.06%, respectively.

      The average remaining maturities of our commercial paper was 42 days at December 31, 2003 and 34 days at December 31, 2002 for our U.S., Canada and Europe programs. Senior notes mature at various dates through 2078 (about $1.5 billion matures between 2031 and 2078). Maturities are as follows (in millions): 2004 — $29,534; 2005 — $30,265; 2006 — $19,547; 2007 — $11,260; 2008 — $6,058; thereafter — $28,291. Certain of these obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap and forward agreements are used to hedge exposure to changes in exchange rates of these obligations.

      The fair value of debt is estimated based upon quoted market prices or current rates for similar debt with the same remaining maturities. For short-term debt, the book value approximates fair value because of the short maturities of these instruments.

NOTE 10.	DISCONTINUED AND HELD-FOR-SALE OPERATIONS

      During 2003, we completed the sale of Axus, our all-makes vehicle fleet leasing operations in Europe, New Zealand and Australia initiated in 2002. We recognized an after-tax charge of $31 million in 2002, reflected in loss on disposal of discontinued/held-for-sale operations. This amount represents the difference between the selling price of these assets, less costs to sell them, and their recorded book value.

      During the fourth quarter of 2003, management committed to a plan to sell AMI Leasing and Fleet Management Services, our operation in the U.S. that offers full service car and truck leasing. We expect to complete the sale of this business during 2004 and have reported this business as held-for-sale under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-lived Assets, for all periods shown. We

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 10.	DISCONTINUED AND HELD-FOR-SALE OPERATIONS — Continued

recognized an after-tax charge of $55 million in 2003 on the anticipated loss on sale of these assets, reflected in loss on disposal of discontinued/held-for-sale operations. This amount represents the difference between the anticipated selling price of these assets, less costs to sell them, and their recorded book value.

      The operating results of the discontinued/held-for-sale operations are as follows:

	2003	2002	2001

	(in millions)
Total financing margin and revenue	$95	$293	$254

Income before income taxes	$4	$41	$14
Provision for income taxes	1	8	5

Income from discontinued/held-for-sale operations	$3	$33	$9

NOTE 11.	SUPPORT FACILITIES

      For additional funding and to maintain liquidity, we and our majority-owned subsidiaries including FCE have contractually committed credit facilities with financial institutions that totaled approximately $7.7 billion at December 31, 2003 (including $3.3 billion and $3.2 billion of global credit facilities at Ford Credit and FCE, respectively, and $1.2 billion of non-global credit facilities with varying terms and conditions that support local financing needs). Approximately $1.0 billion of our total facilities were in use at December 31, 2003. Of the $7.7 billion, about 47% of these facilities, which have various maturity dates, are committed through June 30, 2008. Our global credit facilities may be used, at our option by any of our direct or indirect majority-owned subsidiaries. FCE’s global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are on common contract terms and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

      At Ford’s option, approximately $6.8 billion of Ford’s global lines of credit may be used by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such credit lines to us and $543 million to FCE.

      Additionally, banks provide $18.6 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $18.2 billion support FCAR and $425 million support our Motown NotesSM program as of December 31, 2003.

      In addition, we have entered into agreements with several bank-sponsored, asset-backed commercial paper issuers under which such issuers are contractually committed to purchase from us, at our option, up to an aggregate of approximately $12.8 billion of receivables. The agreements have varying maturity dates between June 24, 2004 and October 29, 2004. As of December 31, 2003, approximately $4.4 billion of these commitments have been utilized.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 12.	INCOME TAXES

      Ford’s consolidated United States federal and state income tax returns include us and certain of our domestic subsidiaries. In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us generally on a separate return basis. The provision for income taxes was estimated as follows:

	2003	2002	2001

	(in millions)
Currently payable
U.S. federal	$—	$—	$—
Foreign	198	132	184
State and local	21	—	—

Total currently payable	219	132	184
Deferred tax liability
U.S. federal	683	436	416
Foreign	118	85	44
State and local	144	77	19

Total deferred	945	598	479

Total provision	$1,164	$730	$663

      A reconciliation of the provision for income taxes with the United States statutory tax rate as a percentage of income before income taxes, excluding equity in net income of affiliated companies, minority interest in net income of a joint venture and discontinued/held-for-sale operations, for the last three years is shown below:

	2003	2002	2001

U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Taxes attributable to foreign source income	—	—	7.2
State and local income taxes	3.5	2.5	2.2
Investment income not subject to tax or subject to tax at reduced rates	(0.2)	(0.3)	(0.5)
Other	0.1	(0.1)	0.5

Effective tax rate	38.4%	37.1%	44.4%

      In 2001, included in taxes attributable to foreign source income was the write-off of deferred tax assets related to strategic partnering actions in Brazil.

      Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 12.	INCOME TAXES — Continued

measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows:

	2003	2002

	(in millions)
Deferred tax assets
Net operating losses and foreign tax credits	$3,513	$5,000
Provision for credit losses	1,909	1,871
Alternative minimum tax	313	309
Employee benefit plans	206	188
Other	134	80

Total deferred tax assets	6,075	7,448
Deferred tax liabilities
Leasing transactions	7,965	8,600
Finance receivables	2,953	2,837
Sales of receivables	1,040	820
Purchased tax benefits	250	255
Other	201	331

Total deferred tax liabilities	12,409	12,843

Net deferred tax liabilities	$6,334	$5,395

      We have an intercompany tax sharing agreement with Ford. Under this agreement, United States income tax liabilities or credits are allocated to us, generally on a separate return basis. In this regard, the deferred tax assets related to net operating losses and foreign tax credits represent amounts primarily due from Ford.

NOTE 13.	POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

      We, and certain of our subsidiaries, provide selected health care and life insurance benefits for retired salaried employees under unfunded plans sponsored by Ford and certain of its subsidiaries. Our U.S. and Canadian salaried employees may become eligible for those benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time. The estimated cost for post-retirement health care benefits is accrued on an actuarial basis over the period of employee’s service.

      Increasing the assumed health care cost trend rate by one percentage point is estimated to increase the aggregate service and interest cost components of net post-retirement benefit expense for 2003 by about $6 million and the accumulated post-retirement benefit obligation at December 31, 2003 by about $70 million. A decrease of one percentage point would reduce service and interest costs by about $5 million and decrease the December 31, 2003 post-retirement benefit obligation by about $60 million.

      On December 8, 2003, the U.S. President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The law provides for a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. We provide retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and our retirees’ out-of-pocket costs are less than they would be under Medicare Part D. Therefore, we have concluded that our plan is at least “actuarially equivalent” to the Medicare Part D plan and that we will be eligible for the subsidy. We have reflected the impact of the subsidy as an unrecognized gain, which reduced our benefit

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 13.	POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS — Continued

obligation by $35 million at December 31, 2003. Final authoritative guidance, when issued by the FASB, could require us to re-determine the impact of this legislation.

      Net post-retirement benefit expense for U.S. and Canadian salaried employees included the following as of January 1:

	2003	2002	2001

	(in millions)
Costs recognized in income
Service cost	$26	$20	$19
Interest cost	33	30	33
Curtailments	—	—	5
Amortization of prior service cost	(19)	(17)	(7)
Amortization of losses	10	7	2

Net post-retirement benefit expense	$50	$40	$52

Discount rate for expense	6.75%	7.25%	7.50%

      The status of these plans were as follows for the years ended December 31:

	2003	2002

	(in millions)
Change in benefit obligation
Benefit obligation at January 1	$490	$417
Service cost	26	20
Interest cost	33	30
Amendments	(4)	(15)
Plan participant contributions	1	1
Benefits paid	(19)	(17)
Actuarial (gain)/loss	(62)	54

Benefit obligation at December 31	$465	$490

Status of plan
Projected benefit obligation	$(465)	$(490)
Unamortized prior service cost	(93)	(107)
Unamortized net losses	69	143

Net amount recognized	$(489)	$(454)

Amounts recognized in the Balance Sheet consist of:
Accrued liabilities	$(489)	$(454)

Assumptions as of December 31
Discount rate	6.25%	6.75%
Initial health care cost trend rate	9%	11%
Ultimate health care cost trend rate	5%	5%
Year ultimate trend rate is reached	2010	2008

NOTE 14. TRANSACTIONS WITH AFFILIATED COMPANIES

      An agreement with Ford provides for payments by Ford to us that would maintain our consolidated income before income taxes and net income at specified minimum levels. No payments were made under the agreement during 2003, 2002, or 2001. We formally documented our long-standing business practices with Ford in an Agreement dated October 18, 2001, a copy of which

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 14. TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

was filed with the SEC on that date. Identified below are transactions that we undertook with Ford (and other affiliates) within the framework of the Agreement.

Income Statement

      The effect of transactions with affiliated companies included in our income statement were as follows for the years ended December 31:

	2003	2002	2001

	(In millions)
Interest supplements and other support costs earned from Ford and other affiliates (a)	$3,517	$3,658	$4,125
Earned insurance premiums ceded to a Ford-owned affiliate	(643)	(618)	(581)
Loss and loss adjustment expenses recovered from a Ford-owned affiliate	378	378	339
Interest income earned from tax sharing agreement with Ford (b)	89	130	140
Cost of Ford provided advice and services (c)	(172)	(115)	(136)
Interest expense on debt with Ford and affiliated companies	(58)	(76)	(114)
Interest income earned on loans to Ford and affiliates	23	34	49
Employee retirement plan costs allocated to Ford Credit from Ford (d)	25	—	(1)
Interest income earned on receivables with Ford-owned dealers (e)	3	—	—

(a)	We charge Ford for interest supplements and other support costs as they are earned and are recorded in financing revenue. In addition to the amounts shown above, we received about $1.2 billion in 2003, $1.0 billion in 2002, and $0.7 billion in 2001, related to receivables that were sold in securitizations or whole-loan sale transactions. These payments are reflected, on a present value basis, as a receivable on our balance sheet at the time the receivables are sold. Present value accretion is recognized in investment and other income related to sales of receivables. At December 31, 2003, in the United States and Canada, approximately $4.1 billion of interest supplements were accrued by Ford and will be received by us over the terms of the related finance contracts.

(b)	We and Ford revised our intercompany tax sharing agreement in 1997 effective for years ended after December 31, 1994. We recorded a deferred tax asset for amounts due from Ford under the revised agreement. Ford compensates us for the temporary use of these funds. The interest income earned by us is included in other income.

(c)	We receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. The costs for such advice and services are charged to operating expenses.

(d)	Retirement benefits are provided under defined benefit plans for our employees and our subsidiaries in the United States by the Ford General Retirement Plan and for employees of certain foreign subsidiaries by other Ford retirement plans. Employee retirement plan costs allocated to us and our subsidiaries from Ford are charged to operating expenses.

(e)	Certain dealers are reported as consolidated subsidiaries of Ford effective July 1, 2003. Revenue from providing financing to these dealers is included in financing revenue.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 14. TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

Balance Sheet

      The effect of transactions with affiliated companies included in our balance sheet were as follows at December 31:

	2003	2002

	(in millions)
Receivables purchased from certain divisions and subsidiaries of Ford (a)	$2,917	$2,466
Investment in vehicles leased to employees of Ford and other affiliates (b)	939	989
Outstanding loans to Ford and other affiliates	344	623
Outstanding loans from Ford and other affiliates	(189)	(1,373)
Fair values of vehicles held for resale that were purchased from Ford and its subsidiaries (c)	1,161	1,502
Receivables with Ford-owned dealers (d)	920	—

      Additionally, Ford and other affiliates provide guarantees to us and our subsidiaries of $133 million and $347 million at December 31, 2003 and 2002, respectively, for certain finance receivables.

(a)	We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford vehicle assembly plants in the United States to dealers and the sale of parts and accessories by Ford to dealers. These receivables are included in net finance receivables.

(b)	We have entered into a sale-leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The net investment in these vehicles is included in operating leases.

(c)	We purchase from Ford and its affiliates certain vehicles that were previously acquired by Ford principally from its fleet and rental car customers. The fair values of these vehicles held for resale are included in other assets.

(d)	Certain dealers are reported as consolidated subsidiaries of Ford effective July 1, 2003. Receivables from these dealers are included in net finance receivables.

NOTE 15. COMMITMENTS AND CONTINGENCIES

      Various legal actions, governmental investigations and other proceedings and claims relating to state and federal laws concerning finance and insurance, employment-related matters and other contractual relationships are pending or may be instituted or asserted in the future against us and our subsidiaries. Some of these matters are class actions or seeking class action status. Some of these matters may involve compensatory, punitive or treble damage claims and attorneys’ fees in very large amounts, or other relief which, if granted, would require very large expenditures.

      Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance and it is reasonably possible that some of the foregoing matters could be decided unfavorably to us or the subsidiary involved. Although the amount of liability at December 31, 2003 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our and our subsidiaries consolidated financial position or results of operations.

      Certain subsidiaries are subject to regulatory capital requirements requiring maintenance of certain minimum capital levels that limit the abilities of the subsidiaries to pay dividends.

      At December 31, 2003, we had the following minimum rental commitments under non-cancelable operating leases (in millions): 2004 — $92; 2005 — $74; 2006 — $60; 2007 — $32; 2008 — $25; thereafter — $26. These amounts include rental commitments for certain land, buildings, machinery and equipment. Our rental expense was $108 million for the period ended December 31, 2003.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 15. COMMITMENTS AND CONTINGENCIES — Continued

Guarantees

      On November 26, 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, related to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. During 2003, we issued new guarantees and indemnifications, which are included in the disclosures below and are recorded in the financial statements at amounts that were not material. Guarantees issued prior to January 1, 2003 are not subject to liability recognition but are subject to expanded disclosure requirements.

      At December 31, 2003, the following guarantees and indemnifications were issued and outstanding:

      Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary or guarantees will terminate on payment or cancellation of the obligation. A payment under these guarantees would be triggered by failure of the guaranteed party to fulfill its guaranteed obligations. Generally, we are entitled to collect from the guaranteed party amounts it would have to pay pursuant to a guarantee. However, our ability to collect these amounts is sometimes deferred until the third party is paid in full. The maximum potential future payment under these guarantees is approximately $129 million.

      Indemnifications: In the ordinary course of business, we execute contracts that include indemnifications typical in the industry, which are related to several types of transactions, such as debt funding, derivatives, the sale of receivables and the sale of businesses. These indemnifications might include any of the following matters: intellectual property and privacy rights; governmental regulations and employment-related issues; dealer, supplier, and other commercial contractual relationships; financial status; tax related issues; securities law; and environmental related issues. Performance under these indemnities would generally be triggered by breach of terms of a contract or by a third party claim. We regularly evaluate the probability of having to incur costs for others and appropriately accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payments; therefore, we are unable to estimate a maximum potential amount of future payments that could result from claims made under these indemnities.

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

      We adopted SFAS No. 133, as amended and interpreted on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet, including embedded derivatives.

      To protect our operations from global market risks, including the effects of changes in foreign currency exchange rates and interest rates we use various financial instruments, commonly referred to as derivatives. We have elected to apply hedge accounting to a portion of these derivatives. To qualify for hedge accounting treatment, each derivative is designated as a hedge at inception and evaluated for effectiveness throughout the hedge period. We have thorough hedge documentation, which outlines our hedging policy and practices. Some derivatives either do not qualify for hedge accounting under SFAS No. 133 or we elect not to apply hedge accounting and report the mark to

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS — Continued

fair value in earnings. Regardless of hedge accounting treatment, we only enter into transactions with a high correlation with the underlying risk. Our interest rate risk management objective is to maximize our financing income while limiting the effect of changes in interest rates. We achieve this objective by setting an established risk tolerance range and staying within the tolerance through our risk management process. Our hedging program adheres to a strict risk management policy and the program is reviewed on a regular basis by our management. We do not engage in any trading or market-making.

Nature of Exposure

Currency Exchange Rate Risk

      We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When funding is in a different currency, we execute the following foreign currency derivatives to convert substantially all of our foreign currency debt obligations to the currency of the receivables:

•	Cross-currency swaps — an agreement to convert non-U.S. dollar long-term debt to U.S. dollar denominated payments or non-local market debt to local market debt for our international affiliates; or

•	Foreign currency forwards — an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.

Interest Rate Risk

      Re-pricing risk arises when assets and the related debt have different re-pricing periods, and consequently, respond differently to changes in interest rates. The financial instruments used in our interest rate risk management process are called interest rate swaps.

•	Interest rate swaps — an agreement to convert fixed-rate interest payments to floating or floating-rate interest payments to fixed.

Net Investment in Foreign Operations

      We use foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities.

Balance Sheet Impact

      The fair value of derivatives reflects the price that a third party would be willing to pay or receive in an arm’s length transaction and includes mark-to-market adjustments to reflect the effect of changes in interest rates, accrued interest, and for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes the estimated net fair value of Ford Credit’s derivative financial instruments, taking into consideration the effects of legally enforceable netting

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS — Continued

agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis, at December 31:

	2003			2002

			Fair			Fair
		Fair Value	Value		Fair Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities

	(in billions)	(in millions)		(in billions)	(in millions)
Foreign currency swaps	$29	$6,257	$1,119	$30	$3,653	$819
Interest rate swaps	155	3,930	213	169	5,081	341
Foreign currency forwards and options	8	24	—	9	19	—
Impact of netting agreements	—	(345)	(345)	—	(388)	(388)

Total derivative financial instruments	$192	$9,866	$987	$208	$8,365	$772

      In 2003, the increase in the fair value of derivative assets compared with 2002, primarily reflects the strengthening of the euro against the dollar, which increases the value of receive euro/pay US dollar cross currency swaps.

Income Statement Impact

      Changes in derivative fair values are recognized in current earnings or accumulated other comprehensive income depending on whether the derivative has been designated and qualifies for hedge accounting and if so, the type of hedge designation.

Cash Flow Hedges

      Changes in the fair value of derivatives designated as cash flow hedges are included in other comprehensive income/(loss), a component of stockholder’s equity, and are reclassified to earnings at the time the associated hedged transaction affects net income. The impact to earnings from hedge ineffectiveness was a gain of $3 million in 2003, and a gain of $1 million in 2002, which was recorded in other income. In assessing hedge effectiveness for cash flow hedges related to interest rates, we use the variability of cash flows method and exclude accrued interest. Net interest settlements and accruals excluded from the assessment of hedge effectiveness were expenses of $482 million in 2003 and $765 million in 2002 and were recorded in interest expense. While net interest settlements and accruals are excluded from our hedge effectiveness testing, they are included in evaluating our overall risk management objective to maximize our financing income while limiting the effect of changes in interest rates.

      We expect to reclassify losses of approximately $162 million ($112 million after tax) from stockholder’s equity to net income during the next twelve months. Events that may cause reclassification of amounts from other comprehensive income to net income include changes in interest rates, interest settlements on the associated hedged transaction, and initiation or discontinuation of cash flow hedge accounting. Consistent with our comprehensive risk-management practices, neither these nor future reclassifications are anticipated to have a material effect on net income.

      Our designated cash flow hedges include hedges of revolving commercial paper balances. At December 31, 2003, the maximum length of time over which forecasted transactions are hedged is 30 months.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS — Continued

Fair Value Hedges

      Changes in the fair value of derivatives designated as fair value hedges, along with the changes in the fair value of the underlying hedged exposure, are recognized in income. The impact to earnings from hedge ineffectiveness was a gain of $255 million in 2003 and a charge of $193 million in 2002, which was recorded in other income. In assessing hedge effectiveness, we exclude certain components, representing accrued interest on the receive and pay legs of the swap. Net interest settlements and accruals reflecting income of $1,830 million in 2003 and $1,534 million in 2002 were recorded as a reduction in interest expense. We also exclude from the assessment of hedge effectiveness foreign exchange adjustments, representing the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates for the reporting period, which were favorable adjustments totaling $1,325 million in 2003 and $1,471 million in 2002 and were recorded in other income. While net interest settlements and accruals and foreign currency adjustments are excluded from our hedge effectiveness testing, they are included in evaluating our overall risk management objective to offset the economic impact of changes in interest rates and foreign currency exchange rates. The favorable adjustments related to foreign currency derivatives reported above were offset by net unfavorable revaluation impacts on debt denominated in a currency other than the location’s functional currency, which was also recorded in other income.

Net Investment Hedges

      We use foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. Changes in the value of these derivative instruments are included in other comprehensive income as a foreign currency translation adjustment. Ineffectiveness, which is recognized in other income, was a loss of $17 million in 2003 and an amount that was not significant in 2002.

Other Derivative Instruments

      In accordance with our corporate risk management policies, we use derivative instruments, such as swaps and forward contracts that economically hedge certain exposures (foreign currency and interest rates). In certain instances, these economic hedges do not qualify for hedge accounting treatment or we elect not to apply hedge accounting. For non-designated hedges, this resulted in reflecting unrealized gains and losses from the effect of changes in interest rates currently in earnings, which was a gain of $58 million in 2003 and was a loss of $33 million in 2002. In addition, net interest settlements and accruals related to non-designated swaps resulted in income of $105 million in 2003 and expense of $251 million in 2002. These net interest settlement and accrual amounts were included in evaluating our overall risk management objective to maximize our financing income while limiting the effect of changes in interest rates. Unrealized and realized gains and losses related to certain non-designated foreign currency derivatives that economically hedge a foreign currency exposure resulted in favorable adjustments totaling $1,890 million in 2003 and $1,554 million in 2002. The favorable adjustments related to our foreign currency derivatives reported above were offset by net unfavorable revaluation impacts on debt denominated in a currency other than the location’s functional currency. Earnings impacts related to non-designated hedging activity are reported in other income.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 17. STOCK OPTIONS

      Effective January 1, 2003, Ford adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, for stock-based employee compensation. Under the modified prospective method of adoption selected by Ford under the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, stock-based employee compensation expense recognized by Ford in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. Results of prior years have not been restated. Certain of our employees are included in the Ford stock compensation plan and costs of this plan are allocated to us based on the total number of employees at Ford Credit that are eligible for stock options. Our employees may be allowed to transfer employment status with Ford Credit and Ford which could impact the number of our employees eligible for stock options. Employee stock option expense was $13 million for the period ended December 31, 2003 and is charged to operating expenses. The total number of shares outstanding for our employees participating in the Ford plan at December 31, 2003 was approximately 11.8 million, with a weighted average exercise price of $19.46.

      The remainder of this Note, including the tables on stock option activity, option exercise price ranges, and estimated fair value of options, provides supplementary information related to Ford’s stock compensation plan:

      Ford has stock options outstanding under two Long-term Incentive Plans (“LTIP”), the 1990 LTIP and the 1998 LTIP. No further grants may be made under the 1990 LTIP and all outstanding options are exercisable. Grants may be made under the 1998 LTIP through April 2008. All outstanding options under the 1990 LTIP continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the 1998 LTIP, 33% of the options are generally exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary. Stock options expire ten years from the grant date and, beginning in 2003, are expensed. Additionally, Ford has outstanding performance stock rights, restricted stock units, restricted stock grants and equivalents, and stock appreciation rights.

      Under the 1998 LTIP, 2% of Ford’s issued common stock as of December 31 becomes available for granting plan awards in the succeeding calendar year. Any unused portion is available for later years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 17. STOCK OPTIONS — Continued

available for grants in future years. At December 31, 2003, the number of unused shares carried forward aggregated to 36.2 million shares.

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(millions)	Price	(millions)	Price	(millions)	Price

Stock option activity:
Outstanding, beginning of year	212.9	$20.88	172.1	$22.01	153.7	$19.16
Granted	31.3	7.93	50.6	16.29	35.3	30.49
Exercised(a)	(4.2)	11.06	(4.3)	7.63	(14.0)	12.07
Terminated/expired or surrendered	(5.3)	19.90	(5.5)	24.37	(2.9)	25.91

Outstanding, end of year	234.7	19.34	212.9	20.88	172.1	22.01

Exercisable, end of year	161.7	$21.44	134.0	$21.02	113.2	$18.74

(a)	Exercised at option prices ranging from $10.99 to $13.54 during 2003, $7.09 to $12.53 during 2002, and $5.75 to $26.59 during 2001.

     Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options

		Weighted-	Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Shares	Life	Exercise	Shares	Exercise
Prices	(millions)	(years)	Price	(millions)	Price

$ 7.09 — 10.58	33.7	9.2	$8.10	1.2	$9.75
10.62 — 15.81	51.9	2.7	12.40	48.9	12.25
15.91 — 23.88	91.5	6.5	20.11	64.5	21.45
23.97 — 35.79	56.9	6.2	30.88	46.4	31.13
41.03 — 42.52	0.7	4.3	$41.42	0.7	$41.42

Total options	234.7			161.7

      The estimated fair value of stock options at the time of grant using the Black-Scholes option pricing model was as follows:

	2003	2002	2001*

Fair value per option	$2.07	$5.76	$7.86
Assumptions:
Annualized dividend yield	5.1%	2.5%	4.0%
Expected volatility	39.3%	35.0%	32.7%
Risk-free interest rate	3.7%	5.1%	4.9%
Expected option term (in years)	7	7	6

*	Previously disclosed values adjusted to conform with SFAS 123 requirements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 18.	SEGMENT INFORMATION

      We divide our operating segments based on geographic regions: the North America Segment and the International Segment. We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness in applying SFAS No. 133, and results of discontinued/held-for-sale operations. Hedge ineffectiveness, which is included in eliminations/other, is excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level.

      Key operating data for our operating segments for the years ended or at December 31 were as follows:

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Other	Statements

	(in millions)
2003
Revenue (a)	$19,535	$3,552	$(2,646)	$20,441
Income (b)
Income before income taxes	2,076	657	302	3,035
Provision for income taxes	818	230	116	1,164
Income from continuing operations	1,259	427	183	1,869
Other disclosures (a)
Depreciation on operating leases	6,452	557	—	7,009
Interest expense	5,539	1,739	(1,447)	5,831
Finance receivables (including net investment in operating leases)	141,602	42,245	(51,771)	132,076
Total assets	165,985	46,632	(33,788)	178,829
2002
Revenue (a)	$23,007	$3,571	$(3,768)	$22,810
Income (b)
Income before income taxes	1,665	541	(241)	1,965
Provision for income taxes	644	189	(103)	730
Income from continuing operations	1,022	351	(141)	1,232
Other disclosures (a)
Depreciation on operating leases	7,887	548	—	8,435
Interest expense	7,418	1,502	(1,991)	6,929
Finance receivables (including net investment in operating leases)	158,307	39,249	(71,640)	125,916
Total assets	175,974	41,802	(47,607)	170,169

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 18. SEGMENT INFORMATION — Continued

	Ford Credit			Ford Credit
	North	Ford Credit	Eliminations/	Financial
	America	International	Other	Statements

	(in millions)
2001
Revenue (a)	$24,382	$3,578	$(3,257)	$24,703
Income (b)
Income before income taxes	1,525	390	(421)	1,494
Provision for income taxes	568	137	(42)	663
Income from continuing operations	957	254	(381)	830
Other disclosures (a)
Depreciation on operating leases	7,899	497	1	8,397
Interest expense	8,968	1,753	(1,799)	8,922
Finance receivables (including net investment in operating leases)	175,050	33,585	(63,529)	145,106
Total assets	183,278	34,277	(44,459)	173,096

(a)	Operating segments are presented on a managed asset basis (managed assets include on-balance sheet receivables and securitized off-balance sheet receivables) for these items; therefore, eliminations/other include adjustments to reconcile to financial statement results.

(b)	Eliminations/other largely reflects the impact of the net market valuation of derivative instruments and associated exposures (hedge ineffectiveness) because our risk management activities are carried out on a centralized basis at the corporate level. In addition, included in 2001 in eliminations/other are Revitalization Plan charges related to strategic partnering actions in Brazil, government initiatives in Argentina related to currency devaluation and consumer debt, and voluntary employee separation costs in North America. These items are included in eliminations/other because the decision-making related to undertaking these actions was performed at the corporate level, or because the events were outside the control of operating management. Therefore, these charges were not reflected in segment results.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 18. SEGMENT INFORMATION — Continued

     Total revenue, income before income taxes, income from continuing operations, finance receivables, and assets identifiable with operations in the United States, Europe, and other foreign locations were as follows:

	2003	2002	2001

	(in millions)
Revenue
United States operations	$15,547	$18,052	$20,021
European operations	2,453	2,228	2,058
Other foreign operations	2,441	2,530	2,624

Total revenue	$20,441	$22,810	$24,703

Income before income taxes
United States operations	$2,217	$1,240	$1,111
European operations	434	338	297
Other foreign operations	384	387	86

Total income before income taxes	$3,035	$1,965	$1,494

Income from continuing operations
United States operations	$1,338	$745	$719
European operations	320	214	156
Other foreign operations	211	273	(45)

Total income from continuing operations	$1,869	$1,232	$830

Finance receivables at December 31 (including net investment in operating leases)
United States operations	$88,439	$85,659	$107,588
European operations	28,162	24,459	19,885
Other foreign operations	15,475	15,798	17,633

Total finance receivables	$132,076	$125,916	$145,106

Assets at December 31
United States operations	$130,302	$124,544	$130,078
European operations	31,706	28,668	25,077
Other foreign operations	16,821	16,957	17,941

Total assets	$178,829	$170,169	$173,096

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected financial data by calendar quarter were as follows:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

	(in millions)
2003
Total revenue	$5,522	$5,138	$4,943	$4,838	$20,441
Depreciation on operating leases	2,128	1,822	1,615	1,444	7,009
Interest expense	1,519	1,479	1,430	1,403	5,831
Total financing margin and revenue	1,875	1,837	1,898	1,991	7,601
Provision for credit losses	521	542	446	489	1,998
Income from continuing operations	442	401	503	523	1,869

2002
Total revenue	$5,918	$5,693	$5,575	$5,624	$22,810
Depreciation on operating leases	2,140	2,093	2,069	2,133	8,435
Interest expense	1,874	1,742	1,737	1,576	6,929
Total financing margin and revenue	1,904	1,858	1,769	1,915	7,446
Provision for credit losses	891	660	711	709	2,971
Income from continuing operations	249	325	287	371	1,232