Form 10-Q
period 2004-03-31
FORD MOTOR CREDIT CO
filed 2004-05-10
CIK 38009

Ford Motor Credit Company




                                QUARTERLY REPORT
                                  ON FORM 10-Q

                              for the quarter ended
                                 March 31, 2004






                          Filed pursuant to Section 13
                     of the Securities Exchange Act of 1934

====================================================================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-Q
(Mark One)
[X]                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR
[   ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Securities registered pursuant to Section 12(b) of the Act:
                                                                                Name of each Exchange
                                          Title of each class                     on which registered
                              ---------------------------------------       ---------------------------
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

Yes   X         No _____

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes _____       No     X

    As of April 30, 2004, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

                            REDUCED DISCLOSURE FORMAT
    The registrant meets the conditions set forth in General Instruction I(1)(a)
and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.
====================================================================================================================================

                        EXHIBIT INDEX APPEARS AT PAGE 33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The consolidated financial statements include Ford Motor Credit Company and its controlled domestic and foreign subsidiaries and joint ventures (referred to herein as "Ford Credit", "we", "our" or "us"). The interim financial data presented herein are unaudited, but in the opinion of management present in all material respects the results of our operations and financial condition for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "10-K Report"). We are not presenting information relating to earnings per share because we are an indirect wholly-owned subsidiary of Ford Motor Company ("Ford"). Certain amounts in prior period's financial statements have been reclassified to conform to current period presentation.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  For the Periods Ended March 31, 2004 and 2003
                                  (in millions)

                                                                            First Quarter
                                                                     ----------------------------
                                                                        2004            2003
                                                                     ------------    ------------
                                                                             (Unaudited)
 Financing revenue
     Operating leases                                                $     1,490     $     2,004
     Retail                                                                1,175           1,115
     Interest supplements and other support costs earned
       from affiliated companies                                             825             906
     Wholesale                                                               239             196
     Other                                                                    49              89
                                                                     ------------    ------------
        Total financing revenue                                            3,778           4,310
 Depreciation on operating leases                                         (1,307)         (2,128)
 Interest expense                                                         (1,329)         (1,519)
                                                                     ------------    ------------
     Net financing margin                                                  1,142             663
 Other revenue
     Investment and other income related to sales of receivables             549             891
     Insurance premiums earned, net                                           60              64
     Other income                                                            225             257
                                                                     ------------    ------------
        Total financing margin and revenue                                 1,976           1,875
 Expenses
     Operating expenses                                                      551             584
     Provision for credit losses                                             301             521
     Insurance expenses                                                       37              43
                                                                     ------------    ------------
        Total expenses                                                       889           1,148
                                                                     ------------    ------------
 Income from continuing operations before income taxes                     1,087             727
 Provision for income taxes                                                  398             284
                                                                     ------------    ------------
     Income from continuing operations before minority interests             689             443
 Minority interests in net income of subsidiaries                             -                1
                                                                     ------------    ------------
     Income from continuing operations                                       689             442
 Loss from discontinued/held-for-sale operations                              (1)              -
                                                                     ------------    ------------
     Net income                                                      $       688     $       442
                                                                     ============    ============


    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                  March 31,       December 31,
                                                                   2004               2003
                                                               --------------     --------------
                                                                (Unaudited)
ASSETS
    Cash and cash equivalents                                  $      12,488       $      15,688
    Investments in securities                                            574                 611
    Finance receivables, net                                         108,109             108,912
    Net investment in operating leases                                22,008              23,164
    Retained interest in securitized assets                           13,369              13,017
    Notes and accounts receivable from affiliated companies            1,871               1,653
    Derivative financial instruments                                   7,588               9,866
    Assets of discontinued and held-for-sale operations                  377                 388
    Other assets                                                       4,899               5,530
                                                               --------------      --------------
       Total assets                                            $     171,283       $     178,829
                                                               ==============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
    Accounts payable
       Trade, customer deposits, and dealer reserves           $       1,537       $       1,535
       Affiliated companies                                            1,548               1,258
                                                               --------------      --------------
        Total accounts payable                                         3,085               2,793
    Debt                                                             142,441             149,652
    Deferred income taxes, net                                         6,760               6,334
    Derivative financial instruments                                     962                 987
    Liabilities of discontinued and held-for-sale operations              36                  37
    Other liabilities and deferred income                              5,706               6,533
                                                               --------------      --------------
            Total liabilities                                        158,990             166,336
Minority interests in net assets of subsidiaries                          11                  19
Stockholder's equity
    Capital stock, par value $100 a share, 250,000 shares
        authorized, issued and outstanding                                25                  25
    Paid-in surplus (contributions by stockholder)                     5,117               5,117
    Accumulated other comprehensive income                               440                 420
    Retained earnings                                                  6,700               6,912
                                                               --------------      --------------
        Total stockholder's equity                                    12,282              12,474
                                                               --------------      --------------
        Total liabilities and stockholder's equity            $      171,283       $     178,829
                                                               ==============      ==============

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CASH FLOWS FROM CONTINUING OPERATIONS
                 For the Periods Ended March 31, 2004 and 2003
                                  (in millions)

                                                                                       First Quarter
                                                                                 ---------------------------
                                                                                     2004         2003
                                                                                 ------------- -------------
                                                                                        (Unaudited)
         Cash flows from operating activities
             Income from continuing operations                                    $      688    $      442
             Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
             Provision for credit losses                                                 301           521
             Depreciation and amortization                                             1,415         2,563
             Gain on sales of finance receivables                                        (61)         (233)
             Increase in deferred income taxes                                           396           228
             Decrease in other assets                                                  2,795           683
             (Decrease)/increase in other liabilities                                   (357)          351
             All other operating activities                                              (53)          (11)
                                                                                  -----------   -----------
               Net cash provided by operating activities                               5,124         4,544
                                                                                  -----------   -----------
         Cash flows from investing activities
             Purchase of finance receivables (other than wholesale)                  (11,260)      (12,231)
             Collection of finance receivables (other than wholesale)                  9,277         7,996
             Purchase of operating lease vehicles                                     (2,661)       (2,538)
             Liquidation of operating lease vehicles                                   2,101         2,617
             Net change in wholesale receivables                                        (155)       (1,690)
             Net change in retained interest                                          (1,248)       (1,034)
             Net change in notes receivable with affiliates                              (24)           26
             Proceeds from sales of receivables                                        3,248        10,966
             Purchase of investment securities                                          (147)         (145)
             Proceeds from sale/maturity of investment securities                        192           204
             Proceeds from debt repayments related to discontinued operations              -         1,421
             All other investing activities                                              (20)          133
                                                                                  -----------   -----------
               Net cash (used in)/provided by investing activities                      (697)        5,725
                                                                                  -----------   -----------
         Cash flows from financing activities
             Proceeds from issuance of long-term debt                                  3,414         3,701
             Principal payments on long-term debt                                    (12,354)       (8,005)
             Net change in short-term debt                                             2,257          (148)
             Cash dividends paid                                                        (900)       (1,000)
             All other financing activities                                                -            (1)
                                                                                  -----------   -----------
               Net cash used in financing activities                                  (7,583)       (5,453)
         Effect of exchange rate changes on cash and cash equivalents                    (44)           69
                                                                                  -----------   -----------
             Net change in cash and cash equivalents                                  (3,200)        4,885
         Cash and cash equivalents, beginning of period                               15,688         6,793
                                                                                  -----------   -----------
         Cash and cash equivalents, end of period                                 $   12,488    $   11,678
                                                                                  ===========   ===========
         Supplementary cash flow information
             Interest paid                                                        $    1,622    $    2,796
             Taxes paid `                                                                 29           177


    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

    Net finance receivables at March 31, 2004 and December 31, 2003 were as follows (in millions):

                                                                        March 31,       December 31,
                                                                          2004             2003
                                                                      --------------   --------------
                                                                       (Unaudited)

             Retail (a)                                               $      79,598    $      80,015
             Wholesale (b)                                                   22,519           22,618
             Other (c)                                                        8,308            8,661
                                                                      --------------   --------------
               Total finance receivables, net of unearned income            110,425          111,294
             Less: Allowance for credit losses                               (2,316)          (2,382)
                                                                      --------------   --------------
               Finance receivables, net                               $     108,109    $     108,912
                                                                      ==============   ==============

    (a) At March 31, 2004 and December 31, 2003, includes about $12.9 billion and $14.3 billion, respectively, of retail receivables that have been sold for legal purposes to securitization special purpose entities
        ("SPEs") and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants. These receivables are not available to pay our obligations or the claims of our creditors.
    (b) At March 31, 2004 and December 31, 2003, includes approximately
        $800 million of wholesale receivables with dealers that are reported as consolidated subsidiaries of Ford effective July 1, 2003. Ford generally does not guarantee these receivables.
    (c) At March 31, 2004 and December 31, 2003, includes approximately
        $100 million of other receivables with dealers that are reported as consolidated subsidiaries of Ford effective July 1, 2003. Ford generally does not guarantee these receivables.

NOTE 2.  SALES OF RECEIVABLES


Retained Interest

    Components of retained interest in receivables sold in securitization transactions at March 31, 2004 and December 31, 2003 were as follows (in millions):

                                                                March 31,        December 31,
                                                                  2004               2003
                                                              ------------       ------------
                                                               (Unaudited)
Wholesale receivables sold to securitization entities         $     9,958        $     9,249
Subordinated securities                                             1,460              1,568
Interest-only strips                                                1,135              1,169
Restricted cash held for benefit of securitization entities           527                511
Senior securities                                                     289                520
                                                              ------------       ------------
    Retained interest in securitized assets                   $    13,369        $    13,017
                                                              ============       ============

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

    Most of the retained interest in sold wholesale receivables ($8.6 billion and $8.0 billion at March 31, 2004 and December 31, 2003, respectively) represents our undivided interest in wholesale receivables that are available to support the issuance of additional securities by a securitization entity; the balance represents credit enhancements. Interest-only strips represent the present value of monthly collections on the sold finance receivables in excess of amounts needed by the SPE (securitization trust) to pay principal and interest to investors and servicing fees that will be realized by us. Investments in subordinated securities and restricted cash are senior to interest-only strips for credit enhancement purposes.

    Retained interests are recorded at fair value. For wholesale receivables, book value approximates fair value because of their short-term maturities. The fair value of senior and subordinated securities are estimated based on market prices. In determining the fair value of interest-only strips, we discount the present value of the projected cash flows retained at various discount rates based on economic factors in individual countries.


Investment and Other Income

    The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the quarters ended March 31, 2004 and 2003 (in millions):


                                                                              First Quarter
                                                                           --------------------
                                                                             2004      2003
                                                                           --------- ----------
                                                                               (Unaudited)
             Net gain on sales of receivables                              $     61  $     233
             Interest income on sold wholesale receivables
                and retained securities                                         139        210
             Servicing fees                                                     119        197
             Excess spread and other                                            230        251
                                                                           --------- ----------
                 Total investment income related to sales of receivables   $    549  $     891
                                                                           ========= ==========

FCAR Owner Trust

    We use a special purpose trust, FCAR Owner Trust ("FCAR"), as a source of funds for our operations. FCAR's activities are limited to issuing asset-backed commercial paper and other securities, borrowings from banks, and buying highly-rated asset-backed securities issued by SPEs sponsored by us.

     At March 31, 2004, about $12.4 billion of retail installment receivables reported on our balance sheet have been sold for legal purposes to our sponsored securitization SPEs that sell asset-backed securities to FCAR and are available only to pay securitization investors and other participants and are not available to pay our obligations or the claims of our creditors. At March 31, 2004, these finance receivables supported $10.2 billion of asset-backed commercial paper issued by FCAR, which is payable solely out of collections on these receivables and is not our legal obligation; however, for financial statement reporting purposes, the outstanding asset-backed commercial paper issued by FCAR is reported as debt on our balance sheet. At March 31, 2004, FCAR had capacity to externally issue approximately $700 million of asset-backed commercial paper, based on the existing amount of retail installment receivables that supported the program.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3.  DEBT

    Debt at March 31, 2004 and December 31, 2003 was as follows (in millions):


                                                      Interest Rates
                                            ----------------------------------
                                                Average          Weighted-
                                            Contractual (a)     Average (b)       March 31,      December 31,
                                            ----------------- ----------------
                                              2004    2003     2004     2003        2004            2003
                                            -------  -------- ------  --------  ------------    -------------
                                                                                (Unaudited)
    Short-term debt
        Commercial paper                        1.5%    1.9%                    $     6,761    $      6,095
        Asset-backed commercial paper (c)       1.1%    1.2%                         10,176           8,984
        Floating rate demand notes              2.4%    2.8%                          7,703           7,328
        Other short-term debt (d)               5.2%    5.9%                          2,289           2,290
                                                                                ------------   -------------
             Total short-term debt              1.9%    2.3%     2.3%     2.5%       26,929          24,697
                                                                                ------------   -------------
    Long-term debt
        Senior indebtedness
           Notes payable within one year (e)                                         31,745          29,534
           Notes payable after one year (f)                                          83,832          95,474
           Unamortized discount                                                         (65)            (53)
                                                                                ------------   -------------
             Total long-term debt (g)           5.8%    5.8%     4.1%     4.2%      115,512         124,955
                                                                                ------------   -------------
             Total debt                         5.1%    5.2%     3.7%     3.9%  $   142,441    $    149,652
                                                                                ============   =============

   (a) First Quarter 2004 and Fourth Quarter 2003 average contractual rates excluding the effect of interest rate swap agreements.
   (b) First Quarter 2004 and Fourth Quarter 2003 weighted-average rates including the effect of interest rate swap agreements.
   (c) Amounts represent asset-backed commercial paper issued by FCAR which is payable solely out of collections on the receivables supporting FCAR's assets and is not our legal obligation.
   (d) Includes $68 million and $54 million with affiliated companies at March
       31, 2004 and December 31, 2003, respectively.
   (e) Includes $52 million and $2 million with affiliated companies at March
       31, 2004 and December 31, 2003, respectively.
   (f) Includes $54 million and $133 million with affiliated companies at March
       31, 2004 and December 31, 2003, respectively. Also includes debt of $871 million at March 31, 2004 and $324 million at December 31, 2003, which is payable solely out of collections on receivables and is not our legal obligation.
   (g) The average contractual and weighted-average interest rates for total long-term debt represent the rates for both notes payable within one year and notes payable after one year.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4.  VARIABLE INTEREST ENTITIES

    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46R, which revised FIN 46, in order to clarify the provisions of the original interpretation. A Variable Interest Entity ("VIE") does not share economic risks and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Effective July 1, 2003, we adopted FIN 46 for VIEs formed prior to February 1, 2003. Our adoption of FIN 46R, on December 15, 2003, did not impact our financial reporting.

    We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $129 million at March 31, 2004) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

    FCAR, discussed in Note 2 above, is also considered a VIE under FIN 46R.

    We also sell receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us. At March 31, 2004, these SPEs held about $5.4 billion of retail installment sale contracts previously owned by us.


NOTE 5.  RETAINED EARNINGS AND COMPREHENSIVE INCOME

    The following table summarizes earnings retained for use in the business for the quarters ended March 31, 2004 and 2003 (in millions):


                                                       First Quarter
                                                 --------------------------
                                                    2004           2003
                                                 -----------     ----------
                                                        (Unaudited)
             Balance at January 1                $    6,912     $    8,795
                Net income                              688            442
                Dividends                              (900)        (1,000)
                                                 -----------    -----------
             Balance at March 31                 $    6,700     $    8,237
                                                 ===========    ===========

    The following table summarizes comprehensive income for the quarters ended
March 31, 2004 and 2003 (in millions):
                                                       First Quarter
                                                 --------------------------
                                                    2004           2003
                                                 -----------    -----------
                                                        (Unaudited)
             Net income                          $      688     $      442
             Other comprehensive income                  20            201
                                                 -----------    -----------
                 Total comprehensive income      $      708     $      643
                                                 ===========    ===========

    Comprehensive income includes foreign currency translation adjustments, unrealized gains and losses on investments in securities, unrealized gains and losses on certain derivative instruments, and unrealized gains and losses on retained interests in securitized assets (net of related tax effects).

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6.  GUARANTEES

    On November 26, 2002, FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the guarantee. The fair value of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements at amounts that are not material.

    At March 31, 2004, the following guarantees and indemnifications were issued and outstanding:

    Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $122 million.

    Indemnifications: In the ordinary course of business, we execute contracts that include indemnifications typical in the industry, which are related to several types of transactions, such as debt funding, derivatives, the sale of receivables, and the sale of businesses. These indemnifications might include claims against any of the following: intellectual property and privacy rights; governmental regulations and employment-related issues; dealer, supplier, and other commercial contractual relationships; financial status; tax related issues; securities law; and environmental related issues. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS

    We adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet, including embedded derivatives.

Income Statement Impact

    The following table presents the ineffective portion of both fair value and cash flow hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments that reflect changes in interest rates for non-designated hedging activity (in millions):

                                                              First Quarter
                                                          --------------------
                                                           2004          2003
                                                          -------      -------
                                                              (Unaudited)
                      Income before income taxes          $   47       $   21

Balance Sheet Impact

    The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions for assuming our position in the derivatives transaction and includes mark-to-market adjustments to reflect the effects of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis (in millions):


                                                       March 31, 2004                 December 31, 2003
                                                 ---------------------------    ----------------------------
                                                  Fair Value    Fair Value        Fair Value     Fair Value
                                                    Assets      Liabilities         Assets       Liabilities
                                                 ------------  -------------    -------------  -------------
                                                         (Unaudited)
      Foreign currency swaps                     $     3,813   $       969      $      6,257   $     1,119
      Interest rate swaps                              4,052           270             3,930           213
      Foreign currency forwards and options                -             -                24             -
      Impact of netting agreements                      (277)         (277)             (345)         (345)
                                                 ------------  ------------     -------------  ------------
       Total derivative financial instruments    $     7,588   $       962      $      9,866   $       987
                                                 ============  ============     =============  ============


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8.  SEGMENT INFORMATION

    We divide our operating segments based on geographic regions: the North America Segment (includes operations in the United States and Canada) and the International Segment (includes operations in all other countries). We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other adjustments in applying SFAS No. 133. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. The segments are presented on a managed basis (managed basis includes on-balance sheet receivables and securitized off-balance sheet receivables activity), and the effect of off-balance sheet securitizations is included in unallocated/eliminations. Certain amounts in prior year segment information have been reclassified to conform with the current year presentation, primarily reflecting allocations of previously unallocated gross revenue and finance receivables.

    Key operating data for our operating segments for the quarters ended March 31 were as follows (in millions):


                                                                         Unallocated/Eliminations
                                                                 -------------------------------------
                                         North                   Unallocated  Effect of                Ford Credit
                                        America   International      Risk      Sales of                 Financial
                                        Segment      Segment      Management Receivables    Total      Statements
                                      ---------- --------------- ----------- ----------- ------------ ------------
                                                                      (Unaudited)
2004
----
Revenue                               $    4,045  $      964      $     47    $   (444)  $    (397)  $    4,612
Income
  Income before income taxes                 814         226            47           -          47        1,087
  Provision for income taxes                 302          79            17           -          17          398
  Income from continuing operations          512         147            30           -          30          689
Other Disclosures
  Depreciation on operating leases         1,201         106             -           -           -        1,307
  Interest expense                         1,138         460             -        (269)       (269)       1,329
  Provision for credit losses                260          41             -           -           -          301
  Finance receivables (including net     138,362      39,716           447     (48,408)    (47,961)     130,117
    (investment in operating leases)
  Total assets                           160,865      45,010           447     (35,039)    (34,592)     171,283

2003
----
Revenue                                $   5,118  $      917      $     28    $   (541)  $    (513)   $   5,522
Income
  Income before income taxes                 552         154            21           -          21          727
  Provision for income taxes                 224          54             6           -           6          284
  Income from continuing operations          328         100            14           -          14          442
Other Disclosures
  Depreciation on operating leases         1,994         134             -           -           -        2,128
  Interest expense                         1,574         420             7        (482)       (475)       1,519
  Provision for credit losses                473          48             -           -           -          521
  Finance receivables (including net     154,783      36,852           684     (73,242)    (72,558)     119,077
    (investment in operating leases)
  Total assets                           180,833      39,384           684     (55,149)    (54,465)     165,752


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We were incorporated in Delaware in 1959. We are an indirect, wholly-owned subsidiary of Ford. We provide vehicle and dealer financing in 36 countries to nearly 11 million customers and more than 12,500 automotive dealers. Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

    Our North America Segment includes our operations in the United States and Canada. These operations primarily offer our financing products and services to and through Ford, Lincoln, Mercury, Mazda, Jaguar, Land Rover, Volvo and Aston Martin brand dealers. Our International Segment includes our operations in all other countries in which we do business directly and indirectly. The Ford Credit International segment includes operations in three main regions: Europe, Asia-Pacific and Latin America. These operations offer substantially similar products and services, subject to local legal restrictions and market conditions. For a more detailed discussion of our business segments and the geographic scope of our operations, refer to the "Overview" section of Item 1 of our 10-K Report.

    We review our business performance from several perspectives, including:

o On-balance sheet basis - includes receivables we own and receivables sold for legal purposes that remain on our balance sheet,
o Securitized off-balance sheet basis - includes receivables sold in securitization transactions that are not reflected on our balance sheet,
o Managed basis - includes on-balance sheet and securitized off-balance sheet receivables that we continue to service, and
o Serviced basis - includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.

     We analyze our financial performance primarily on an on-balance sheet and managed basis. We retain interests in receivables sold in off-balance sheet securitizations, and with respect to subordinated retained interests, we have credit risk. As a result, we evaluate credit losses, receivables and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions. As a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. To evaluate the performance of these activities, we monitor a number of serviced performance measures, such as repossession statistics, losses on repossessions and the number of bankruptcy filings.

     We measure the performance of our North America Segment and our International Segment primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other adjustments in applying SFAS No. 133 because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. For further discussion regarding our segments, see Note 8 of our Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

First Quarter 2004 Compared with First Quarter 2003

    In the first quarter of 2004, we earned $688 million, up $246 million or 56% compared with earnings of $442 million a year ago. Our consolidated pre-tax income from continuing operations was $1,087 million, up $360 million or 50% from earnings of $727 million a year ago. The increase in earnings resulted primarily from improved credit loss performance, higher auction values for used vehicles, and the favorable impact of the low interest rate environment, offset partially by the impact of lower off-balance sheet securitizations and whole-loan sale transactions.


    Results of our operations by business segment for the first quarter of 2004 and 2003 are shown below:



                                                                              First Quarter
                                                           --------------------------------------------------
                                                                                              2004 Over/
                                                                                             (Under) 2003
                                                                                      -----------------------
                                                              2004          2003        Amount    Percentage
                                                           ---------     ---------    ---------- ------------
                                                                              (in millions)

      Income before income taxes
        North America Segment ........................... $      814    $     552     $    262         47%
        International Segment............................        226          154           72         47
        Unallocated/eliminations ........................         47           21           26
                                                           ----------    ---------    ---------
           Pre-tax income from continuing operations ....      1,087          727          360         50
      Provision for income taxes and minority interests .       (398)        (285)         113
      Loss from discontinued/held-for sale operations ...         (1)           0           (1)
                                                          -----------   ----------    ---------
           Total net income ............................  $      688    $     442     $    246         56%
                                                          ===========   ==========    =========


    North America Segment income before income taxes in the first quarter of 2004 was up $262 million from the first quarter of 2003. This increase primarily reflected improved margins, lower depreciation on operating leases and a lower provision for credit losses offset partially by a reduction in income related to off-balance sheet securitizations and whole-loan sale transactions. Improved margins primarily reflected the favorable impact of the low interest rate environment on our borrowing costs, while the decline in depreciation reflected improved residual values and lower return rates. The reduction in credit losses is described in more detail in the "Ford Credit U.S. Retail and Operating Lease" section. The lower income related to off-balance sheet securitizations and whole-loan sale transactions resulted from fewer sales and lower levels of sold receivables outstanding compared with a year ago.

    International Segment income before income taxes in the first quarter of 2004 was up $72 million from the first quarter of 2003. This increase primarily reflected favorable changes in currency exchange rates in Europe and Asia-Pacific and the sale of our full-service leasing portfolio in the United Kingdom, which offered business lessees insurance and maintenance of vehicles in conjunction with a vehicle lease.

    Income before income taxes in the unallocated/eliminations category in the first quarter of 2004 was up $26 million compared with the first quarter of 2003. The improvement primarily reflected the net favorable market valuation of derivative instruments and associated exposures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Placement Volume and Financing Share

    Total worldwide financing contract placement volumes, excluding financing volumes for unconsolidated entities, for new and used vehicles are shown below:



                                                First Quarter                Full Year
                                              ----------------   -------------------------------
                                              2004     2003      2003     2002     2001     2000
                                              ----     ----      ----     ----     ----     ----
                                                                (in thousands)
         Worldwide
           Retail installment..............    636      678     2,805    3,215    4,441    3,728
           Operating and finance leases....    115      136       487      775    1,050    1,228
                                               ---      ---     -----    -----    -----    -----
                Total financing volume.....    751      814     3,292    3,990    5,491    4,956
                                               ===      ===     =====    =====    =====    =====

         North America Segment
           United States...................    428      472     1,980    2,512    3,819    3,525
           Canada..........................     36       42       197      212      227      210
                                               ---      ---     -----    -----    -----    -----
                Total North America Segment    464      514     2,177    2,724    4,046    3,735

         International Segment
           Europe..........................    213      221       836      917      988      795
           Other international.............     74       79       279      349      457      426
                                               ---      ---     -----    -----    -----    -----
                Total International Segment    287      300     1,115    1,266    1,445    1,221
                                               ---      ---     -----    -----    -----    -----
                Total financing volume.....    751      814     3,292    3,990    5,491    4,956
                                               ===      ===     =====    =====    =====    =====

    Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new
Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United
States and of new Ford brand vehicles acquired by dealers in Europe:

                                                    First
                                                    Quarter                Full Year
                                                  -----------    ------------------------------
                                                  2004   2003    2003     2002    2001     2000
                                                  ----   ----    ----     ----    ----     ----
       United States
          Financing share -- Ford, Lincoln and
          Mercury
             Retail installment and lease.....    38%    35%     39%      41%     54%      51%
             Wholesale........................    80     82      82       85      84       84
        Europe
          Financing share -- Ford
             Retail installment and lease.....    28%    30%     31%      34%     37%      32%
             Wholesale........................    96     98      97       97      97       97


North America Segment

    Our total financing contract placement volumes were 464,000 contracts in the first quarter of 2004, down 50,000 contracts or 10% compared with a year ago reflecting our reduction of used and non-Ford retail installment financing as a result of our continued focus on supporting Ford's brands. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 38% in the first quarter of 2004 compared with 35% a year ago. This increase primarily reflected our increase in Ford business not involving Ford-sponsored special-rate financing programs, which we refer to as non-subvened Ford business. Our increase in non-subvened Ford business was a result of our additional marketing programs and competitive pricing actions related to non-subvened Ford business.

International Segment

    In the first quarter of 2004, our total financing contract placement volumes were 287,000, down 13,000 contracts or 4% compared with a year ago, largely reflecting lower contract volumes in Europe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Finance Receivables and Operating Leases

    Our financial condition is impacted significantly by the level of our receivables, which are shown below:

                                          March 31,               December 31,
                                                    --------------------------------------
  Receivables                              2004      2003       2002      2001      2000
                                          -------   -------    -------   -------   -------
                                                            (in billions)
  On-Balance Sheet
  (including on-balance sheet securitizations)
  Finance receivables
     Retail installment................. $  77.4    $  77.8    $  68.4   $  83.4   $  79.9
     Wholesale..........................    22.4       22.5       16.4      15.4      33.7
     Other..............................     8.3        8.6        9.8       9.1       8.4
                                         -------    -------    -------   -------   -------
        Total finance receivables, net..   108.1      108.9       94.6     107.9     122.0
  Net investment in operating leases....    22.0       23.2       31.3      37.2      36.5
                                         -------    -------    -------   -------   -------
        Total on-balance sheet.......... $ 130.1    $ 132.1    $ 125.9   $ 145.1   $ 158.5
                                         =======    =======    =======   =======   =======

  Memo:  Allowance  for  credit  losses
  included above                         $   2.9    $   3.0    $   3.2   $   2.8   $   1.6

  Securitized Off-Balance Sheet
  Finance receivables
     Retail installment................. $  26.4    $  29.1    $  48.9   $  41.2   $  26.0
     Wholesale..........................    22.0       20.3       22.5      17.5       2.3
     Other..............................     --         --         --        --        --
                                         -------    -------    -------   -------   -------
        Total finance receivables.......    48.4       49.4       71.4      58.7      28.3
  Net investment in operating leases....     --         --         --        --        0.1
                                         -------    -------    -------   -------   -------
        Total securitized off-balance
            sheet....................... $  48.4    $  49.4    $  71.4   $  58.7   $  28.4
                                         =======    =======    =======   =======   =======

  Managed
  Finance receivables
     Retail installment................. $ 103.8    $ 106.9    $ 117.3   $ 124.6   $ 105.9
     Wholesale..........................    44.4       42.8       38.9      32.9      36.0
     Other..............................     8.3        8.6        9.8       9.1       8.4
                                         -------    -------    -------   -------   -------
        Total finance receivables.......   156.5      158.3      166.0     166.6     150.3
  Net investment in operating leases....    22.0       23.2       31.3      37.2      36.6
                                         -------    -------    -------   -------   -------
        Total managed................... $ 178.5    $ 181.5    $ 197.3   $ 203.8   $ 186.9
                                         =======    =======    =======   =======   =======

  Serviced.............................. $ 184.9    $ 188.8    $ 202.3   $ 203.8   $ 186.9

    On-Balance Sheet Receivables. On-balance sheet finance receivables and net investment in operating leases, net of allowance for credit losses, at March 31, 2004, were $130.1 billion, down $2 billion from year-end 2003. The decrease primarily reflected the impact of lower lease and retail placement volumes.

    At March 31, 2004, on-balance sheet receivables included $12.9 billion of retail receivables that have been sold for legal purposes to securitization SPEs and are available only for repayment of debt issued by those entities and to pay other securitization investors and other participants. These receivables are not available to pay the obligations of Ford Credit or the claims of Ford Credit's creditors.

    Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables at March 31, 2004, were $48.4 billion, down $1 billion from year-end 2003. The decrease primarily reflected the slower pace of off-balance sheet securitizations.

    Managed Receivables. Total managed receivables at March 31, 2004, were $178.5 billion, down $3 billion from year-end 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Credit Risk

    Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer and non-consumer portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheet is our estimate of the probable credit losses for receivables and leases that are impaired at the points in time shown on our balance sheet.

Credit Loss Experience

Worldwide

    The following table shows actual credit losses net of recoveries ("credit losses") for our worldwide on-balance sheet, reacquired, securitized off-balance sheet and managed receivables, for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal annualized credit losses divided by the average amount of net receivables outstanding for the period, are shown for our on-balance sheet and managed portfolios.


                                                          First Quarter             Full Year
                                                         ----------------  -------------------------
                                                          2004     2003     2003     2002     2001
                                                         -------  -------  -------  -------  -------
Credit Losses                                                         (in millions)

   On-Balance Sheet
      Retail installment and lease..................     $  333   $  493   $1,871   $2,292   $2,052
      Wholesale.....................................          3        1      148       40       33
      Other.........................................         (1)      (1)      25       30       24
                                                         -------  -------  -------  -------  -------
         Total on-balance sheet.....................        335      493    2,044    2,362    2,109
   Reacquired Receivables (retail) .................         25       --       92       --       --
                                                         -------  -------  -------  -------  -------
     Total on-balance sheet (including reacquired        $  360   $  493   $2,136   $2,362   $2,109
      receivables) ................................      =======  =======  =======  =======  =======

   Securitized Off-Balance Sheet
      Retail installment and lease..................     $  133   $  193   $  677   $  448   $  218
      Wholesale.....................................         --       --       --        6        1
      Other.........................................         --       --       --       --       --
                                                         -------  -------  -------  -------  -------
         Total securitized off-balance sheet........     $  133   $  193   $  677   $  454   $  219
                                                         =======  =======  =======  =======  =======

   Managed
      Retail installment and lease..................     $  491   $  686   $2,640   $2,740   $2,270
      Wholesale.....................................          3        1      148       46       34
      Other.........................................         (1)      (1)      25       30       24
                                                         -------  -------  -------  -------  -------
         Total managed..............................     $  493   $  686   $2,813   $2,816   $2,328
                                                         =======  =======  =======  =======  =======

Loss-to-Receivables Ratios
   On-Balance Sheet (including reacquired receivables)*
      Retail installment and lease..................      1.44%    2.06%    1.97%    2.05%     1.74%
      Wholesale.....................................      0.05     0.01     0.79     0.25      0.12
         Total including other......................      1.11%    1.61%    1.67%    1.72%     1.36%

   Memo: On-Balance Sheet (excluding reacquired
         receivables)...............................      1.03%    1.61%    1.60%    1.72%     1.36%

   Managed
      Retail installment and lease..................      1.54%    1.91%    1.91%    1.73%     1.43%
      Wholesale.....................................      0.03     0.01     0.37     0.13      0.10

         Total including other......................      1.10%    1.42%    1.50%    1.39%     1.19%
- - - - -
*  We believe that the use of the on-balance sheet loss-to-receivables ratio that includes the credit losses on reacquired receivables is useful to our investors because it provides a more complete presentation of our on-balance sheet credit loss performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


First Quarter 2004 Compared with First Quarter 2003

    Credit Losses -- On-Balance Sheet. In the first quarter of 2004, credit losses for our on-balance sheet portfolio declined $158 million, or 32%, from a year ago reflecting improved loss performance in our U.S. retail installment and operating lease portfolio resulting from lower repossessions and lower average loss per repossession. Lower on-balance sheet receivables at Fairlane Credit, LLC ("Fairlane Credit") and Triad Financial Corporation ("Triad"), which purchase primarily sub-prime finance contracts, also contributed to the decline in credit losses. Our on-balance sheet loss-to-receivables ratio in the first quarter of 2004 was 1.11%, down from 1.61% in 2003, reflecting improvements in our credit loss performance.

    Credit Losses -- Securitized Off-Balance Sheet. In the first quarter of 2004, credit losses for our securitized off-balance sheet portfolio decreased $60 million, or 31% from a year ago, reflecting primarily improved loss performance in our U.S. retail installment receivables and an overall lower level of securitized receivables resulting from lower securitization volumes in the last year.

    Credit Losses -- Managed. In the first quarter of 2004, credit losses for our managed portfolio decreased $193 million, or 28% from a year ago primarily reflecting improved performance in our U.S. retail installment and operating lease portfolio and an overall lower level of receivables resulting from lower placement volumes. Our loss-to-receivables ratio was 1.10%, down from 1.42% a year ago.


Ford Credit U.S. Retail and Operating Lease

     The following table shows the loss-to-receivables, repossession, bankruptcy and delinquency statistics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio, which was approximately 60% of our worldwide managed portfolio of retail receivables and net investment in operating leases at March 31, 2004.

                                                    First Quarter                    Full Year
                                                 -----------------    ---------------------------------------
                                                  2004      2003        2003      2002       2001       2000
                                                 -------   -------    -------   -------    -------    -------
  On-Balance Sheet
    Credit losses (in millions) ................ $   203   $   258    $ 1,088   $ 1,180   $ 1,135   $   806
    Loss-to-receivables ratios .................    1.49%     2.10%      2.04%     1.87%     1.61%     1.12%

  Managed
    Credit losses (in millions) ................ $   269   $   401    $ 1,530   $ 1,520   $ 1,304   $   865
    Loss-to-receivables ratios .................    1.51%     1.85%      1.89%     1.50%     1.31%     0.98%

  Other Metrics -- Serviced
    Repossessions (in thousands) ..............       46        51        200       199       174       141
    Repossession ratios .......................     3.24%     3.12%      3.27%     2.79%     2.45%     2.19%
    Average loss per repossession..............  $ 6,750   $ 7,500    $ 7,350   $ 6,960   $ 6,600   $ 5,800
    New bankruptcy filings (in thousands) .....       23        28        107       118        91        71
    Over-60-day delinquency ratios.............     0.21%     0.42%      0.35%     0.36%     0.40%     0.30%


     On-Balance Sheet. Credit losses declined $55 million in the first quarter of 2004 compared with a year ago, reflecting our emphasis on purchasing higher quality receivables and enhancements to our collection practices. These actions, along with improved economic conditions in the U.S., have contributed to lower delinquency ratios and lower repossessions in the first quarter. In addition, lower lease-end termination volumes have contributed to higher used vehicle prices, reducing the average loss per repossession.

    Managed. Credit losses declined $132 million compared with a year ago, reflecting our improved loss performance as described above and lower levels of managed receivables resulting from lower retail installment and lease placement volumes.

    Other Metrics - Serviced. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding during the relevant periods, defined as the repossession ratio. While our total number of repossessions decreased 5,000 units compared with a year ago, our repossession ratio increased 12 basis points reflecting about a 14% reduction in the average number of outstanding contracts compared with 2003. In the first quarter of 2004, our average loss per repossession was $6,750, down $750 per unit or 10% from a year ago.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


    In the first quarter of 2004, the over-60-day delinquency ratio was 0.21%, down from 0.42% a year ago. For quarterly ratios, delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts. Full year delinquency ratios are expressed as an average of the quarterly ratios for non-bankrupt accounts.

Allowance for Credit Losses

    Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables, for our on-balance sheet portfolio, are shown below:


                                           March 31,              December 31,
                                                       ---------------------------------
                                             2004      2003     2002      2001     2000
                                          ---------   ------   ------    ------   ------
                                                             (in billions)
Allowance for Credit Losses
Retail installment and lease............. $   2.8    $   2.8  $   2.9   $   2.5  $   1.5
Wholesale................................     0.1        0.1      0.2       0.2      0.1
Other....................................     0.0        0.1      0.1       0.1      0.0
                                              ---        ---      ---       ---      ---
     Total allowance for credit losses... $   2.9    $   3.0  $   3.2   $   2.8  $   1.6
                                              ===        ===      ===       ===      ===
As a Percentage of End-of-Period Net
Receivables
Retail installment and lease.............    2.79%      2.76%    2.92%      2.10%   1.28%
Wholesale................................    0.48       0.71     1.36       1.03    0.37
Other....................................    0.55       0.67     0.62       0.66    0.24
     Total...............................    2.25%      2.28%    2.52%      1.89%   1.03%


    At March 31, 2004, our allowance for credit losses was down about
$100 million compared with year-end 2003, reflecting primarily lower receivables in our Triad and Fairlane Credit portfolios, and improving portfolio performance, especially in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Residual Risk

    We are exposed to residual risk on operating leases, Red Carpet Option ("RCO") contracts and similar balloon payment products where the customer has the right to return the financed vehicle to us. Our residual risk on retail lease and other contracts is composed of two types of risk: residual value risk and return rate risk. Residual value risk is the possibility that the actual net proceeds we realize upon the sale of returned vehicles at contract termination, which is referred to as the residual value of these vehicles, will be lower than our projection of these values. Return rate risk is the possibility that the percentage of vehicles returned to us at contract termination will be higher than we expect.

  Retail Operating Lease Experience

    We use various statistics to monitor our residual value risk and return rate risk. Placement volume measures the number of leases we purchase each year. Termination volume measures the number of vehicles for which the lease has ended in each year. Return rates are the percentage of vehicles that are returned to us at the end of the terminated lease and not purchased by either the customer or the dealer. The following table shows placement volumes, termination volumes and return rates for our North America Segment, which accounted for 91% of our total net investment in operating leases at March 31, 2004:



                                            First Quarter                         Full Year
                                       -----------------------   ------------------------------------------
                                          2004        2003        2003        2002        2001        2000
                                       ----------   ----------   ------      ------      ------      ------
 Placement Volume (in thousands)
    Ford, Lincoln and Mercury Cars.....    12          19          57         104         163         205
    Ford, Lincoln and  Mercury Trucks..    44          42         144         261         408         538
    Jaguar, Land Rover and Volvo*......    10           9          48          95          90          53
    Other..............................     9           2          25           9          17          23
                                           --          --         ---         ---         ---         ---
       Total North America Segment.....    75          72         274         469         678         819
                                           ==          ==         ===         ===         ===         ===

 Termination Volume (in thousands)
    Ford, Lincoln and Mercury Cars.....    35          50         167         169         151         154
    Ford, Lincoln and Mercury Trucks...    73         117         412         486         366         360
    Jaguar, Land Rover and Volvo*......    12          12          55          48          34          28
    Other..............................     4           5          20          34          80          87
                                           --          --         ---         ---         ---         ---
       Total North America Segment.....   124         184         654         737         631         629
                                          ===         ===         ===         ===         ===         ===
 Return Rate
    Ford, Lincoln and Mercury Cars.....    79%         80%         78%         62%         58%         62%
    Ford, Lincoln and Mercury Trucks...    57          70          65          66          66          63
    Jaguar, Land Rover and Volvo*......    61          53          54          43          45          51
    Other..............................    54          55          55          50          60          69
       Total North America Segment.....    64%         71%         69%         63%         62%         63%

         ----------

         * We first reported placement volumes for Land Rover in 2001.

    In the first quarter of 2004, placement volumes were up 3,000 units compared with a year ago. Termination volumes were down 60,000 units compared with a year ago, largely related to lower contract placement volumes in 2001 and 2002. In the first quarter of 2004, return rates were down seven percentage points compared with a year ago, reflecting primarily higher residual values, lower contract lease-end values and lower termination volumes. Specifically, the return rate improvement largely was related to Ford, Lincoln and Mercury trucks, as the residual values of this segment improved more significantly than the other vehicle segments. As the economy continues to improve and termination volumes continue to decline, we expect continued stabilization in residual values. As a result, we expect return rates to remain constant or decline in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Credit Ratings

    Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the SEC:

o        Dominion Bond Rating Service Limited ("DBRS");
o        Fitch, Inc. ("Fitch");
o        Moody's Investors Service, Inc. ("Moody's"); and
o Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P").

     In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by Ford, other sources, and us. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Our credit ratings from all of the NRSROs are closely associated with their opinions on Ford. Our lower ratings over the past several years are primarily a reflection of those opinions, including concerns regarding Ford's automotive cash flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising healthcare costs.

     In April 2004, Moody's and DBRS, and in May 2004, S & P, each confirmed our long - and short-term debt ratings, and their outlook or trend. Also in May 2004, Fitch affirmed our long - and short-term debt ratings, and revised the outlook to stable from negative. The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since 2001:


                          DBRS*                        Fitch                  Moody's                  S&P
---------  -------------------------------- ------------------------ ----------------------- ------------------------
                        Short-              Long-   Short-           Long- Short-            Long-   Short-
Date       Long-Term    Term       Trend    Term    Term   Outlook   Term  Term   Outlook    Term    Term   Outlook
---------  -------------------------------  ------------------------ ----------------------- ------------------------
Aug. 2001  A            R-1 (low)  Stable   A+       F1    Negative  A2    P-1    Negative   A       A-1  Negative
---------  -------------------------------  ------------------------ ----------------------- ------------------------
Sep. 2001  A            R-1 (low)  Stable   A-       F2    Negative  A2    P-1    Negative   A       A-1  Negative
---------  -------------------------------  ------------------------ ----------------------- ------------------------
Oct. 2001  A (low)      R-1 (low)  Stable   A-       F2    Negative  A2    P-1    Negative   BBB+    A-2  Stable
---------  -------------------------------  ------------------------ ----------------------- ------------------------
Jan. 2002  A (low)      R-1 (low)  Stable   BBB+     F2    Negative  A3    P-2    Negative   BBB+    A-2  Negative
---------  -------------------------------  ------------------------ ----------------------- ------------------------
Oct. 2002  A (low)      R-1 (low)  Negative BBB+     F2    Negative  A3    P-2    Negative   BBB     A-2  Negative
---------  -------------------------------- ------------------------ ----------------------- ------------------------
Apr. 2003  BBB (high)   R-1 (low)  Stable   BBB+     F2    Negative  A3    P-2    Negative   BBB     A-2  Negative
---------  -------------------------------- ------------------------ ----------------------- ------------------------
Nov. 2003  BBB (high)   R-1 (low)  Stable   BBB+     F2    Negative  A3    P-2    Negative   BBB-    A-3  Stable
---------  -------------------------------- ------------------------ ----------------------- ------------------------
May  2004  BBB (high)   R-1 (low)  Stable   BBB+     F2    Stable    A3    P-2    Negative   BBB-    A-3  Stable
---------  -------------------------------- ------------------------ ----------------------- ------------------------
----------

    * NRSRO designation granted on February 27, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Funding

    Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:



                                                 March 31,                 December 31,
                                                            ------------------------------------------
                                                  2004       2003        2002       2001         2000
                                                ---------   ------      ------     ------      -------
                                                                     (in billions)
Debt
   Commercial paper--unsecured...............  $    6.8    $    6.1    $    8.2   $   15.7    $   42.3
   Asset-backed commercial paper (FCAR)......      10.2         9.0          --         --          --
   Floating rate demand notes................       7.7         7.3         5.1        4.0         3.7
   Other short-term debt.....................       2.2         2.3         2.9        2.9         3.9
                                               --------    --------     -------   --------     -------
     Total short-term debt...................      26.9        24.7        16.2       22.6        49.9
   Long-term debt (including notes
    payable within one year)..................    115.5       125.0       124.1      123.2        95.7
                                               --------    --------     -------   --------     -------
     Total debt..............................     142.4       149.7       140.3      145.8       145.6

Securitized Off-Balance Sheet Funding
   Securitized off-balance sheet portfolio...      48.4        49.4        71.4       58.7        28.4
   Retained interest.........................     (13.4)      (13.0)      (17.6)     (12.5)       (3.7)
                                               --------    --------     -------   --------     -------
     Total securitized off-balance sheet
      funding.................................     35.0        36.4        53.8       46.2        24.7
                                               --------    --------     -------   --------     -------
     Total debt plus securitized off-balance
      sheet funding........................... $  177.4    $  186.1    $  194.1   $  192.0    $  170.3
                                               ========    ========    ========   ========    ========

Memo: Asset-backed commercial paper (FCAR)
previously reported as securitized off-balance
sheet funding................................     --          --       $   11.9   $   12.1    $    0.7

Ratios
  Credit lines to total unsecured commercial
    paper....................................    > 100%      > 100%      > 100%     > 100%         57%
  Securitized funding to managed
    receivables..............................       25          25          27         23          13
  Short-term debt and notes payable within
    one year to total debt...................       41          36          28         30          43
  Short-term debt and notes payable within
    one year to total capitalization.........       38          33          25         28          40


    At March 31, 2004, unsecured commercial paper was up $700 million compared with year-end 2003, reflecting increased investor demand. At March 31, 2004, total debt plus securitized off-balance sheet funding was down $8.7 billion compared with year-end 2003, reflecting repayment of debt maturing in the first quarter 2004 and lower asset levels, which reduced our funding needs.

    During the first quarter of 2004, we issued $3.4 billion of long-term debt with maturities of one to 10 years, including $1.4 billion of unsecured institutional funding, $1.3 billion of unsecured retail bonds, about
$500 million of on-balance sheet securitizations and about $200 million of other long-term debt.

    We expect our full-year 2004 public term funding requirements to be between $16 billion and $22 billion. In the first quarter of 2004, we completed about $3 billion of public term funding transactions, or 14% to 19% of our full-year requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity

    Maintaining liquidity through access to diverse funding sources has always been a key factor in our funding strategy. We define liquidity as our ability to meet our funding needs, which include purchasing retail installment sale and lease contracts, funding other financing programs and repaying our debt obligations as they become due. Our policy is to have sufficient cash and cash equivalents, unused conduit capacity, securitizable assets, and back-up credit facilities to provide liquidity for all of our short-term funding obligations. In addition to unsecured debt offerings (discussed above) and sales of receivables (discussed below), we have access to the following other sources of liquidity:

    Cash and Cash Equivalents. At March 31, 2004, our cash and cash equivalents totaled $12.5 billion, compared with $15.7 billion at the end of 2003, down
$3.2 billion primarily reflecting first quarter 2004 debt maturities greater than new debt issuance. In the normal course of our funding transactions, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, provide liquidity for our short-term funding obligations and give us flexibility in the use of our other funding programs. Our cash and cash equivalents include short-term U.S. Treasury bills, federal agency discount notes, A-1/P-1
(or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs.

    Conduit Program. We have entered into agreements with several bank-sponsored commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from us, at our option, up to $12.8 billion of receivables in the aggregate. This is an extremely liquid funding source, as we are able to access funds in two days. These agreements have varying maturity dates between June 24, 2004 and October 29, 2004 and, in the past, have been renewed on an annual basis. As of March 31, 2004, we had utilized approximately $4.5 billion of these commitments. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the conduit of its obligation to purchase receivables. However, they do contain provisions that could terminate the unused portion of the purchase commitments if the performance of the sold receivables deteriorates beyond specified levels. Based on our experience, we do not expect any commitments to be terminated due to these performance levels. None of these arrangements may be terminated based on a change in our credit rating.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Back-up Credit Facilities

    Our back-up credit facilities were as follows on the dates indicated:

                                                       March 31,                        December 31,
                                                 -------------------     -------------------------------------
                                                   2004       2003         2003      2002      2001      2000
                                                 -------    --------     --------  -------   -------   -------
                                                                          (in billions)
Back-up Credit Facilities
   Ford Credit.................................. $   4.4    $   8.8     $   4.3    $   8.6   $   9.0   $  20.0
   FCE..........................................     3.4        5.2         3.4        5.3       4.6       4.7
   Ford bank lines (available at Ford's option)      6.8        7.1         6.8        7.6       8.4       8.4
   Asset-backed commercial paper lines..........    18.6       13.6        18.6       13.6      12.5       1.4
                                                 -------    -------     -------    -------   -------   -------
         Total back-up facilities...............    33.2       34.7        33.1       35.1      34.5      34.5
   Drawn amounts................................    (1.2)      (0.8)       (1.0)      (0.9)     (0.7)     (0.9)
                                                 -------    -------     -------    -------   -------   -------
         Total available back-up facilities..... $  32.0    $  33.9     $  32.1    $  34.2   $  33.8   $  33.6
                                                 =======    =======     =======    =======   =======   =======


    For additional funding and to maintain liquidity, we and our majority-owned subsidiaries, including FCE Bank plc ("FCE"), have contractually committed credit facilities with financial institutions that totaled approximately
$7.8 billion at March 31, 2004. This includes $3.3 billion and $3.2 billion of global credit facilities at Ford Credit and FCE, respectively, and $1.3 billion of non-global credit facilities with varying terms that support local financing needs. Approximately $1.2 billion of our total facilities were in use at March 31, 2004. These facilities have various maturity dates. Of the $7.8 billion, about 44% of these facilities are committed through June 30, 2008. Our global credit facilities may be used at our option by any of our direct or indirect majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

    At Ford's option, approximately $6.8 billion of Ford's global lines of credit may be used by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such credit lines to us and $543 million to FCE.

    Additionally, at March 31, 2004, banks provided $18.6 billion of contractually committed liquidity facilities that supported two asset-backed commercial paper programs; $18.2 billion supported FCAR and $425 million supported our Motown NotesSM program. Unlike our other credit facilities described above, these facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is not at our discretion but is determined by and subject to conditions specific to each program. At March 31, 2004, about $16.3 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. Although not eligible to support commercial paper, the remaining $1.9 billion of available credit lines could be accessed for additional funding if additional subordinated debt is issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Off-Balance Sheet Arrangements and Other Sales of Receivables Transactions

Sales of Receivables Activity

    The following table illustrates our worldwide off-balance sheet receivables sales activity for the periods indicated:


                                                       First Quarter                             Full Year
                                                    --------------------     -----------------------------------------
                                                      2004        2003        2003       2002        2001        2000
                                                    --------    --------     ------     ------      ------      ------
                                                                              (in billions)
Net Proceeds from Receivable Sales
  North America Segment
   Public retail...............................     $    --    $   5.7      $   5.7    $   15.5   $   16.6     $  18.8
   Conduit.....................................         0.7        0.6          1.8         2.5        6.2          --
   Triad.......................................         0.6        0.8          1.7         1.1         --          --
   Motown NotesSM program......................         1.0        1.0          1.0         4.8         --          --
   FCAR........................................          --         --           --         8.3       12.1          --
   Public wholesale............................          --         --           --          --        5.0          --
   Canada and other............................          --         --          1.4         1.2         --          --
                                                    -------    -------      -------    --------   --------     -------
     Total North America Segment...............         2.3        8.1         11.6        33.4       39.9        18.8
  International Segment
   Europe
    Public.....................................         0.4        0.4          1.5         2.2        0.7         0.7
    Conduit....................................         0.1         --          1.1         0.3         --          --
                                                    -------    -------      -------    --------   --------     -------
     Total Europe..............................         0.5        0.4          2.6         2.5        0.7         0.7
   Asia Pacific................................         0.4        0.5          0.9         0.5        0.2          --
   Latin America...............................          --         --          0.6          --         --          --
                                                    -------    -------      -------    --------   --------     -------
     Total International Segment...............         0.9        0.9          4.1         3.0        0.9         0.7
                                                    -------    -------      -------    --------   --------     -------
       Net proceeds............................         3.2        9.0         15.7        36.4       40.8        19.5
    Whole-loan sales...........................          --        2.0          5.4         4.9         --          --
                                                    -------    -------      -------    --------   --------     -------
       Total net proceeds......................         3.2       11.0         21.1        41.3       40.8        19.5
Retained interest and other....................        (0.7)      (0.4)         0.2        (0.6)      11.7         2.1
                                                    -------    -------      -------    --------   --------     -------
       Total receivables sold..................         2.5       10.6         21.3        40.7       52.5        21.6
Prior period sold receivables, net of paydown
 activity......................................        52.3       69.0         35.4        35.6        6.2         6.8
                                                    -------    -------      -------    --------   --------     -------
       Total sold receivables outstanding at the
        end of the relevant period.............     $  54.8    $  79.6      $  56.7    $   76.3   $   58.7     $  28.4
                                                    =======    =======      =======    ========   ========     =======

    At March 31, 2004, outstanding sold receivables totaled $54.8 billion, down
$24.8 billion or 31% compared with a year ago. This decrease primarily reflected lower funding requirements and the on-balance sheet reporting of receivables, beginning in the second quarter of 2003, that supported our FCAR asset-backed commercial paper program. The amount of receivables sold in the first quarter of 2004 was $2.5 billion, down $8.1 billion from the first quarter of 2003, reflecting our lower funding requirements.

    Our worldwide proceeds from the sale of retail and wholesale finance receivables through off-balance sheet securitizations and whole-loan sale transactions are shown below for the periods indicated:

                                      First Quarter                                 Full Year
                                --------------------------   ---------------------------------------------------
         Receivable Type            2004           2003          2003         2002          2001         2000
---------------------------     ------------   -----------   ------------  -----------  -----------   ----------
                                                                   (in billions)
Retail.......................   $       2.2    $      8.0    $     14.7    $    31.6    $     32.3    $    19.2
Wholesale....................           1.0           1.0           1.0          4.8           8.5          0.3
                                -----------    ----------    ----------    ---------    ----------    ---------
  Net proceeds...............           3.2           9.0          15.7         36.4          40.8         19.5
Whole-loan...................            --           2.0           5.4          4.9            --           --
                                -----------    ----------    ----------    ---------    ----------    ---------
     Total net proceeds......   $       3.2    $     11.0    $     21.1    $    41.3    $     40.8    $    19.5
                                ===========    ==========    ==========    =========    ==========    =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Effect of Receivables Sales Activity on Financial Reporting

    We report the following items in Investment and other income related to sales of receivables on our income statement:

o        Gain or loss on sales of finance receivables,

o        Servicing fee income from sold receivables that we continue to service,

o Interest income from retained securities, including from our undivided interest in wholesale receivables, and

o        Excess spread and other income.

    The following table summarizes the activity related to the off-balance sheet sales of receivables reported in "Investment and other income related to sales of receivables" for the periods indicated:


                                                     First Quarter                       Full-Year
                                               ----------------------- --------------------------------------------
                                                  2004        2003        2003        2002       2001        2000
                                               ----------  ----------  ---------  ---------- ----------  ----------
                                                                           (in millions)
  Net gain on sales of receivables............ $       61  $      233 $      436  $      529 $      412  $       14
  Servicing fees..............................        119         197        677         700        456         190
  Interest income from retained securities....        139         210        679         606        379         152
  Excess spread and other.....................        230         251        973         775        186         201
                                               ----------  ---------- ----------  ---------- ----------  ----------
     Investment and other income related to
      sales of receivables....................        549         891      2,765       2,610      1,433         557
  Less: Whole-loan income.....................        (24)        (61)      (234)        (79)        --          --
                                               ----------  ---------- ----------  ---------- ----------  ----------
     Income related to off-balance sheet
      securitizations......................... $      525  $      830 $    2,531  $    2,531 $    1,433  $      557
                                               ==========  ========== ==========  ========== ==========  ==========

  Memo:
    Finance receivables sold.................. $    2,452  $   10,582 $   21,321  $   40,712 $   52,533  $   21,618
    Servicing portfolio as of period-end......     54,807      79,609     56,705      76,346     58,748      28,366
    Pre-tax gain per dollar of retail
     receivables sold.........................        2.5%        2.2%       2.0%        1.4%       1.2%        0.1%


    Investment and other income related to sales of receivables decreased
$342 million or 38% compared with a year ago. Lower gains in the first quarter of 2004 resulted from lower amounts of retail finance receivables sold, down about $8 billion compared with the first quarter of 2003, reflecting primarily our lower funding requirements. Lower amounts of other receivables sales income primarily reflected lower levels of outstanding sold receivables compared with a year ago. Outstanding sold receivables declined about $25 billion reflecting primarily lower funding requirements and the re-acquisition of FCAR receivables. Excluding the effects of whole-loan sale transactions, which totaled
$10.4 billion in the 2002-2003 period, off-balance sheet securitization income declined $305 million compared with 2003.

    The net impact of off-balance sheet securitizations on our earnings in a given period will vary depending on the amount and type of receivables sold and the timing of the transactions in the current period and the preceding two-to-three year period, as well as the interest rate environment at the time the finance receivables were originated and securitized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations had we reported them as on-balance sheet and funded them through asset-backed financings for the periods indicated:


                                            First Quarter                          Full-Year
                                       ------------------------ ----------------------------------------------
                                           2004         2003        2003       2002        2001         2000
                                       ----------   ----------  ----------  ---------  -----------   ---------
                                                                     (in millions)
Financing revenue
  Retail revenue....................   $      702   $    1,079  $    3,580  $    4,040  $    2,954   $    1,622
  Wholesale revenue.................          267          292       1,080       1,101         499          384
                                       ----------   ----------  ----------  ----------  ----------   ----------
    Total financing revenue.........          969        1,371       4,660       5,141       3,453        2,006
Borrowing cost......................         (269)        (482)     (1,491)     (2,205)     (1,784)      (1,242)
                                       ----------   ----------  ----------  ----------  ----------   ----------
    Net financing margin............          700          889       3,169       2,936       1,669          764
Credit losses.......................         (133)        (193)       (677)       (454)       (219)         (92)
                                       ----------   ----------  ----------  ----------  ----------   ----------
      Income before income taxes....   $      567   $      696  $    2,492  $    2,482  $    1,450   $      672
                                       ==========   ==========  ==========  ==========  ==========   ==========

Memo:
Income related to off-balance sheet
  securitizations....................  $      525   $      830  $    2,531  $    2,531  $    1,433   $      557
Recalendarization impact of
  off-balance sheet securitizations..  $      (42)  $      134  $       39  $       49  $      (17)  $     (115)


     In the first quarter of 2004, the impact to earnings of off-balance sheet securitizations was $42 million lower than had these transactions been structured as on-balance sheet securitizations. This difference results from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Leverage

    We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and determining our capital structure. For a discussion of our capital structure, see "Capital Adequacy" in our 2003 10-K Report. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

                             Financial        Total Debt
                             Statement        ----------
                             Leverage    =      Equity




                                                                          Retained
                                                                         Interest in
                                                           Securitized   Securitized
                                                           Off-balance   Off-balance      Cash         SFAS No.133
                                                Total  +     Sheet     -    Sheet     -  and Cash   -   Adjustments
                                                 Debt      Receivables   Receivables    Equivalents    on Total Debt
                           Managed Leverage = __________________________________________________________________________
                                                                                      SFAS No.133
                                                          Equity   +  Minority   -     Adjustment
                                                                      Interest         on Equity


    The following table shows the calculation of our financial statement leverage:

                                                      March 31,             December 31,
                                                                 -----------------------------------
                                                        2004       2003     2002     2001      2000
                                                     ---------   -------  -------  --------  -------
                                                                      (in billions)

     Total debt..................................... $  142.4    $ 149.7  $ 140.3  $  145.8  $ 145.6
     Total stockholder's equity.....................     12.3       12.5     13.6      12.0     12.2
     Debt-to-equity ratio (to 1)....................     11.6       12.0     10.3      12.2     11.9

    At March 31, 2004, our financial statement leverage was 11.6 to 1, compared with 12.0 to 1 at year-end 2003. This decrease in leverage resulted primarily from lower funding requirements.

    The following table shows the calculation of our managed leverage:

                                                      March 31,             December 31,
                                                                ----------------------------------
                                                        2004       2003    2002    2001     2000
                                                     ---------- -------- ------- ------- ---------
                                                                       (in billions)

      Total debt                                     $   142.4  $  149.7 $ 140.3 $  145.8 $  145.6
      Securitized off-balance sheet receivables
        outstanding.................................      48.4      49.4    71.4     58.7     28.4
      Retained interest in securitized off-balance
        sheet receivables...........................     (13.4)    (13.0)  (17.6)   (12.5)    (3.7)
      Adjustments for cash and cash equivalents.....     (12.5)    (15.7)   (6.8)    (2.9)    (1.1)
      Adjustments for SFAS No. 133..................      (5.2)     (4.7)   (6.2)    (2.1)      --
                                                     ---------  -------- ------- --------  --------
         Total adjusted debt........................ $   159.7  $  165.7 $ 181.1 $  187.0 $   169.2
                                                     =========  ======== ======= ========  ========
      Total stockholder's equity (including minority
        interest)................................... $    12.3   $  12.5 $  13.6 $   12.0 $    12.2
      Adjustments for SFAS No. 133..................       0.2       0.2     0.5      0.6        --
                                                     ---------   ------- ------- --------  --------
         Total adjusted equity...................... $    12.5   $  12.7 $  14.1 $   12.6 $    12.2
                                                     =========   ======= ======= ========  ========
      Managed debt-to-equity ratio (to 1)...........      12.8      13.0    12.8     14.8      13.9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


    We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we consider securitization as an alternative source of funding and evaluate credit losses, receivables and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents because they generally correspond to excess debt beyond the amount required to support our operations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt. SFAS No. 133 requires us to make fair value adjustments to our assets, debt and equity positions to reflect the impact of interest rate instruments we use in connection with our term debt issuances and securitizations. SFAS No. 133 adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of SFAS No. 133 on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For a discussion of our use of interest rate instruments and other derivatives, see Item 7A of the 10-K Report. We believe the managed leverage measure provides our investors with meaningful information regarding management's decision-making processes.

    Our managed leverage strategy involves establishing a leverage level that we believe reflects the risk characteristics of our underlying assets. In establishing a target leverage level, we consider the characteristics of the receivables in our managed portfolio and the prevailing market conditions.

    At March 31, 2004, our managed leverage was 12.8 to 1, down from 13.0 to 1 at year-end 2003. Our dividend policy is based in part on our strategy to maintain managed leverage at the lower end of the 13 - 14 to 1 range. As a result of improved profitability and lower managed receivable levels, we paid a dividend of $900 million in the first quarter of 2004.


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

    Automotive Related:

    o Greater price competition resulting from currency fluctuations, industry overcapacity or other factors;

    o Significant decline in automotive industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;

    o Lower-than-anticipated market acceptance of new or existing Ford products;

    o Increased safety, emissions, fuel economy or other regulations resulting in higher costs and/or sales restrictions;

    o Work stoppages at key Ford or supplier facilities or other interruptions of supplies;

    o Discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

    o Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

    o   Reduced availability of or higher prices for fuel;

    o   Market shift from truck sales in the United States;

    o Changes in Ford's requirements under long-term supply arrangements under which Ford is obligated to purchase minimum quantities or pay minimum amounts;

    o Change in the nature or mix of automotive marketing programs and incentives;

    Ford Credit Related:

    o Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

    o   Higher-than-expected credit losses;

    o Collection and servicing problems related to our finance receivables and net investment in operating leases;

    o Lower-than-anticipated residual values and higher-than-expected lease return rates;

    o New or increased credit, consumer protection or other regulations resulting in higher costs and/or additional financing restrictions;

    o Changes in Ford's marketing programs that de-emphasize financing incentives, which could result in a decline in our share of financing Ford vehicles;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


    General:

    o   Ford's or our inability to implement the Revitalization Plan;

    o   Credit rating downgrades;

    o Major capital market disruptions that could prevent Ford or us from having access to the capital markets or that would limit our liquidity;

    o   Availability of securitization as a source of funding;

    o Labor or other constraints on Ford's or our ability to restructure Ford's or our business;

    o Increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic diseases or measures taken by governments in response thereto that negatively affect the travel industry;

    o Worse-than-assumed economic and demographic experience for our post-retirement benefit plans (e.g., investment returns, interest rates, health care trends, benefit improvements);

    o   Economic difficulties in any significant market; and

    o   Currency, commodity or interest rate fluctuations.

Other Financial Information

    PricewaterhouseCoopers LLP ("PwC") has not audited the interim financial information included in this 10-Q report. In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    In our 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. Under this model, we estimate that at March 31, 2004, all else constant, such an increase in interest rates would reduce our pre-tax net interest income by approximately $155 million over the next twelve months, compared with $179 million at December 31, 2003. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes are rarely instantaneous or parallel. Had the analysis assumed a gradual change in interest rates of 100 basis points, it would have resulted in a lower pre-tax net interest income impact.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Michael E. Bannister, our Chief Executive Officer, and David P. Cosper, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in Internal Controls

      No changes in the Company's internal controls over financial reporting occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    You can find additional information about Ford in Ford's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, which has been included as an exhibit to this Report (without Exhibits or Financial Statements).

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Exhibits: please refer to Exhibit Index on page 33

         Instruments defining the rights of holders of certain issues of long-term debt of Ford Credit have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford Credit. Ford Credit agrees to furnish a copy of each of such instruments to the Commission upon request.


     (b) Reports on Form 8-K

         Ford Credit filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

         Current Report on Form 8-K dated January 6, 2004 included information relating to Ford's December 2003 U.S. sales results.

         Current Report on Form 8-K dated January 9, 2004 included information relating to Ford's 2004 financial milestones.

         Current Report on Form 8-K dated January 22, 2004 included information relating to Ford Credit's and Ford's fourth quarter 2003 financial results.

         Current Report on Form 8-K dated February 4, 2004 included information relating to Ford's January 2004 U.S. sales results.

         Current Report on Form 8-K dated March 2, 2004 included information relating to Ford's February 2004 U.S. sales results.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford Motor Credit Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY


By:      /s/ David P. Cosper
         ----------------------------
         (David P. Cosper)
         Executive Vice President,
         Chief Financial Officer and Treasurer


Date:    May 10, 2004

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of


Ford Motor Credit Company:


We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and Subsidiaries as of March 31, 2004, and the related consolidated statements of income and cash flows for each of the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated January 21, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

April 21, 2004

                            FORD MOTOR CREDIT COMPANY

                                  EXHIBIT INDEX


Designation                 Description                    Method of Filing
---------------    ---------------------------------     ---------------------
Exhibit 12         Ford Motor Credit Company             Filed with this Report
                   and Subsidiaries
                   Calculation of Ratio of
                   Earnings to Fixed Charges

Exhibit 15         Letter of                             Filed with this Report
                   PricewaterhouseCoopers LLP,
                   Independent Accountants,
                   dated May 10, 2004, relating to
                   Financial Information

Exhibit 31.1       Rule 15d-14(a) Certification of CEO   Filed with this report

Exhibit 31.2       Rule 15d-14(a) Certification of CFO   Filed with this report

Exhibit 32.1       Section 1350 Certification of CEO     Filed with this report

Exhibit 32.2       Section 1350 Certification of CFO     Filed with this report

Exhibit 99 Items 2 and 4 of Part I and Items 1, Filed with this Report 2 and 6 of Part II of Ford Motor
                   Company's Quarterly Report on Form
                   10-Q for the quarterly period ended
                   March 31, 2004