Form 10-Q
period 2004-06-30
FORD MOTOR CREDIT CO
filed 2004-08-06
CIK 38009

Ford Motor Credit Company




                                QUARTERLY REPORT
                                  ON FORM 10-Q

                              for the quarter ended
                                  June 30, 2004






                          Filed pursuant to Section 13
                     of the Securities Exchange Act of 1934

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-Q
(Mark One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       OR
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes _____       No     X

    As of July 30, 2004, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.


                            REDUCED DISCLOSURE FORMAT
    The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.
================================================================================

                       EXHIBIT INDEX APPEARS AT PAGE 37

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The consolidated financial statements include Ford Motor Credit Company and its controlled domestic and foreign subsidiaries and joint ventures (referred to herein as "Ford Credit", "we", "our" or "us"). The interim financial data presented herein are unaudited, but in the opinion of management present in all material respects the results of our operations and financial condition for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "10-K Report"). We are not presenting information relating to earnings per share because we are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford"). Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  For the Periods Ended June 30, 2004 and 2003
                                  (in millions)
                                                                       Second Quarter              First Half
                                                                  -------------------------  -------------------------
                                                                     2004         2003           2004        2003
                                                                  ------------ ------------  ------------ ------------
                                                                         (Unaudited)                (Unaudited)
 Financing revenue
   Operating leases                                               $     1,463  $     1,876   $     3,023  $     3,938
   Retail                                                               1,117        1,126         2,241        2,205
   Interest supplements and other support costs earned
     from affiliated companies                                            866          855         1,672        1,739
   Wholesale                                                              223          227           462          423
   Other                                                                   60           72           109          161
                                                                  ------------ ------------  ------------ ------------
      Total financing revenue                                           3,729        4,156         7,507        8,466
 Depreciation on operating leases                                      (1,242)      (1,822)       (2,549)      (3,950)
 Interest expense                                                      (1,295)      (1,479)       (2,624)      (2,998)
                                                                  ------------ ------------  ------------ ------------
    Net financing margin                                                1,192          855         2,334        1,518
 Other revenue
   Investment and other income related to sales of receivables            581          672         1,130        1,563
   Insurance premiums earned, net                                          61           61           121          125
   Other income                                                           290          249           515          506
                                                                  ------------ ------------  ------------ ------------
      Total financing margin and revenue                                2,124        1,837         4,100        3,712
 Expenses
   Operating expenses                                                     552          539         1,103        1,123
   Provision for credit losses                                             76          542           377        1,063
   Insurance expenses                                                      74           95           111          138
                                                                  ------------ ------------  ------------ ------------
      Total expenses                                                      702        1,176         1,591        2,324
                                                                  ------------ ------------  ------------ ------------
 Income from continuing operations before income taxes                  1,422          661         2,509        1,388
 Provision for income taxes                                               520          258           918          542
                                                                  ------------ ------------  ------------ ------------
   Income from continuing operations before minority interests            902          403         1,591          846
 Minority interests in net income of subsidiaries                           1            2             1            3
                                                                  ------------ ------------  ------------ ------------
   Income from continuing operations                                      901          401         1,590          843
 Loss from discontinued/held-for-sale operations                           (4)           -            (5)           -
                                                                  ------------ ------------  ------------ ------------
   Net income                                                     $       897  $       401   $     1,585  $       843
                                                                  ============ ============  ============ ============

                         The accompanying notes are an integral part of the financial statements.

                                       -1-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                           June 30,        December 31,
                                                                             2004              2003
                                                                        ---------------    --------------
                                                                         (Unaudited)
           ASSETS
             Cash and cash equivalents                                  $       8,832      $     15,688
             Investments in securities                                            641               611
             Finance receivables, net                                         107,607           108,912
             Net investment in operating leases                                21,638            23,164
             Retained interest in securitized assets                           16,396            13,017
             Notes and accounts receivable from affiliated companies            1,438             1,653
             Derivative financial instruments                                   5,782             9,866
             Assets of discontinued/held-for-sale operations                      385               388
             Other assets                                                       4,401             5,530
                                                                        ---------------    --------------
               Total assets                                             $     167,120      $    178,829
                                                                        ===============    ==============

           LIABILITIES AND STOCKHOLDER'S EQUITY
           Liabilities
             Accounts payable
               Trade, customer deposits, and dealer reserves            $       1,531      $      1,535
               Affiliated companies                                             1,456             1,258
                                                                        ---------------    --------------
                 Total accounts payable                                         2,987             2,793
             Debt                                                             138,270           149,652
             Deferred income taxes, net                                         7,073             6,334
             Derivative financial instruments                                     636               987
             Liabilities of discontinued/held-for-sale operations                  92                37
             Other liabilities and deferred income                              5,905             6,533
                                                                        ---------------    --------------
               Total liabilities                                              154,963           166,336

           Minority interests in net assets of subsidiaries                        11                19

           Stockholder's equity
             Capital stock, par value $100 a share, 250,000 shares
               authorized, issued and outstanding                                  25                25
             Paid-in surplus (contributions by stockholder)                     5,117             5,117
             Accumulated other comprehensive income                               407               420
             Retained earnings                                                  6,597             6,912
                                                                        ---------------    --------------
               Total stockholder's equity                                      12,146            12,474
                                                                        ---------------    --------------
               Total liabilities and stockholder's equity               $     167,120      $    178,829
                                                                        ===============    ==============


                         The accompanying notes are an integral part of the financial statements.


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CASH FLOWS FROM CONTINUING OPERATIONS
                  For the Periods Ended June 30, 2004 and 2003
                                  (in millions)

                                                                                        First Half
                                                                                -------------------------
                                                                                    2004        2003
                                                                                ------------ ------------
                                                                                      (Unaudited)
          Cash flows from operating activities
              Net income                                                        $     1,585  $      843
              Adjustments to reconcile net income to net cash provided
               by operating activities:
              Provision for credit losses                                               377       1,063
              Depreciation and amortization                                           2,789       4,149
              Gain on sales of finance receivables                                     (130)       (284)
              Increase in deferred income taxes                                         687         329
              Decrease in other assets                                                3,415       1,202
              (Decrease)/increase in other liabilities                                 (654)        260
              All other operating activities                                            (88)         40
                                                                                ------------ ------------
                Net cash provided by operating activities                             7,981       7,602
                                                                                ------------ ------------
          Cash flows from investing activities
             Purchase of finance receivables (other than wholesale)                 (23,553)    (20,732)
             Collection of finance receivables (other than wholesale)                18,594      11,990
             Purchase of operating lease vehicles                                    (5,878)     (5,332)
             Liquidation of operating lease vehicles                                  4,448       6,405
             Decrease/(increase) in wholesale receivables                               265      (3,210)
             Net change in retained interest                                         (3,764)        408
             (Increase)/decrease in note receivable with affiliate                      (53)        360
             Proceeds from sale of receivables                                        5,326      13,573
             Purchase of investment securities                                         (425)       (314)
             Proceeds from sale/maturity of investment securities                       386         372
             Proceeds from debt repayments related to discontinued operations             -       1,421
             All other investing activities                                             (28)        100
                                                                                ------------ ------------
               Net cash (used in)/provided by investing activities                   (4,682)      5,041
                                                                                ------------ ------------
          Cash flows from financing activities
             Proceeds from issuance of long-term debt                                 5,595       7,266
             Principal payments on long-term debt                                   (16,320)    (18,167)
             Change in short-term debt, net                                           2,553       2,829
             Cash dividends paid                                                     (1,900)     (1,900)
                                                                                ------------ ------------
              Net cash used in financing activities                                 (10,072)     (9,972)
          Effect of exchange rate changes on cash and cash equivalents                  (83)        205
                                                                                ------------ ------------
             Net change in cash and cash equivalents                                 (6,856)      2,876
          Cash and cash equivalents, beginning of period                             15,688       6,793
                                                                                ------------ ------------
          Cash and cash equivalents, end of period                              $     8,832  $    9,669
                                                                                ============ ============
          Supplementary cash flow information
             Interest paid                                                      $     3,251  $    3,320
             Taxes paid                                                                  67          76


                       The accompanying notes are an integral part of the financial statements.


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  FINANCE RECEIVABLES

    Net finance receivables at June 30, 2004 and December 31, 2003 were as follows (in millions):

                                                                        June 30,        December 31,
                                                                          2004             2003
                                                                      --------------   --------------
                                                                       (Unaudited)

             Retail (a)                                               $      79,779    $      80,015
             Wholesale (b)                                                   22,293           22,618
             Other (c)                                                        7,747            8,661
                                                                      --------------   --------------
               Total finance receivables, net of unearned income            109,819          111,294
             Less: Allowance for credit losses                               (2,212)          (2,382)
                                                                      --------------   --------------
               Finance receivables, net                               $     107,607    $     108,912
                                                                      ==============   ==============

    (a) At June 30, 2004 and December 31, 2003, includes about $15.3 billion and
        $14.3 billion, respectively, of retail receivables that have been sold for legal purposes to securitization special purpose entities ("SPEs") and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants. These receivables are not available to pay our obligations or the claims of our creditors.
    (b) At June 30, 2004 and December 31, 2003, includes about $1.4 billion and
        $800 million, respectively, of wholesale receivables with dealers that are reported as consolidated subsidiaries of Ford effective
        July 1, 2003. Ford generally does not guarantee these receivables.
    (c) At June 30, 2004 and December 31, 2003, includes approximately
        $100 million of other receivables with dealers that are reported as consolidated subsidiaries of Ford effective July 1, 2003. Ford generally does not guarantee these receivables.


NOTE 2.  SALES OF RECEIVABLES

Retained Interest

    Components of retained interest in receivables sold in securitization transactions at June 30, 2004 and December 31, 2003 were as follows (in millions):
                                                                June 30,         December 31,
                                                                  2004               2003
                                                              --------------     -------------
                                                                (Unaudited)
Wholesale receivables sold to securitization entities         $     12,875       $     9,249
Subordinated securities                                              1,326             1,568
Interest-only strips                                                 1,100             1,169
Restricted cash held for benefit of securitization entities            541               511
Senior securities                                                      554               520
                                                              --------------     -------------
  Retained interest in securitized assets                     $     16,396             13,017
                                                              ==============     =============

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2.  SALES OF RECEIVABLES (Continued)

    Most of the retained interest in sold wholesale receivables ($11.4 billion and $8.0 billion at June 30, 2004 and December 31, 2003, respectively) represents our undivided interest in wholesale receivables that are available to support the issuance of additional securities by a securitization entity; the balance represents credit enhancements. Interest-only strips represent the present value of monthly collections on the sold finance receivables in excess of amounts needed by the SPE (securitization trust) to pay principal and interest to investors and servicing fees that will be realized by us. Investments in subordinated securities and restricted cash are senior to interest-only strips for credit enhancement purposes.

    Retained interests are recorded at fair value. For wholesale receivables, book value approximates fair value because of their short-term maturities. The fair values of senior and subordinated securities are estimated based on market prices. In determining the fair value of interest-only strips, we discount the present value of the projected cash flows retained at various discount rates based on economic factors in individual countries.

Investment and Other Income

    The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the periods ended June 30 (in millions):

                                                                   Second Quarter            First Half
                                                                 -------------------    ---------------------
                                                                   2004      2003         2004       2003
                                                                 --------- ---------    ---------- ----------
                                                                    (Unaudited)               (Unaudited)
       Net gain on sales of receivables                          $     69  $     51     $     130  $     284
       Interest income on sold wholesale receivables
        and retained securities                                       166       197           305        407
       Servicing fees                                                 111       179           230        376
       Excess spread and other                                        235       245           465        496
                                                                 --------- ---------    ---------- ----------
         Total investment income related to sales of receivables $    581  $    672     $   1,130  $   1,563
                                                                 ========= =========    ========== ==========

Securitization Special Purpose Entities

    We use SPEs, including on-balance sheet SPEs, as a source of funds for our operations. At June 30, 2004, about $15.3 billion of retail installment receivables reported on our balance sheet have been sold for legal purposes to securitization SPEs and are available only for repayment of debt issued by those entities and to pay other securitization investors and other participants. These receivables are not available to pay our obligations or the claims of our creditors. The debt issued by the SPEs, which includes both asset-backed commercial paper and medium- term notes, is payable solely out of collections on these receivables and is not our legal obligation; these issuances, for financial statement reporting purposes, are reported as debt on our balance sheet.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3.  DEBT

    Debt at June 30, 2004 and December 31, 2003 was as follows (in millions):

                                                  Interest Rates
                                        -----------------------------------
                                             Average         Weighted-
                                         Contractual (a)    Average (b)
                                        ----------------- -----------------   June 30,       December 31,
                                          2004     2003    2004     2003        2004             2003
                                        -------- -------- -------- -------- --------------  ---------------
                                                                            (Unaudited)
Short-term debt
   Commercial paper                         1.4%     1.9%                   $     7,953     $       6,095
   Asset-backed commercial paper (c)        1.1%     1.2%                         9,150             8,984
   Floating rate demand notes               2.3%     2.8%                         7,829             7,328
   Other short-term debt (d)                5.9%     5.9%                         2,252             2,290
       Total short-term debt                1.9%     2.3%   2.2%    2.5%    --------------  ---------------
                                                                                 27,184            24,697
                                                                            --------------  ---------------

Long-term debt
   Senior indebtedness
     Notes payable within one year (e)                                           31,391            29,534
     Notes payable after one year (f)                                            79,755            95,474
     Unamortized discount                                                           (60)              (53)
                                                                            --------------  ---------------
       Total long-term debt (g)            5.9%     5.8%    4.0%    4.2%        111,086           124,955
                                                                            --------------  ---------------

       Total debt                          5.1%     5.2%    3.7%    3.9%    $   138,270     $     149,652
                                                                            ==============  ===============

   (a) Second Quarter 2004 and Fourth Quarter 2003 average contractual rates excluding the effect of interest rate swap agreements.
   (b) Second Quarter 2004 and Fourth Quarter 2003 weighted-average rates including the effect of interest rate swap agreements. Second Quarter 2004 long-term rate includes swap income of $28 million related to non-designated interest rate swaps, which is reflected in other income.
   (c) Amounts represent asset-backed commercial paper issued by FCAR Owner Trust ("FCAR") which is payable solely out of collections on the receivables supporting FCAR's assets and is not our legal obligation.
   (d) Includes $65 million and $54 million with affiliated companies at June 30, 2004 and December 31, 2003, respectively.
   (e) Includes $51 million and $2 million with affiliated companies at June 30, 2004 and December 31, 2003, respectively.
   (f) Includes $53 million and $133 million with affiliated companies at June 30, 2004 and December 31, 2003, respectively. Also includes debt of $752 million at June 30, 2004 and $324 million at December 31, 2003, which is payable solely out of collections on receivables and is not our legal obligation.
   (g) The average contractual and weighted-average interest rates for total long-term debt represent the rates for both notes payable within one year and notes payable after one year.

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

    We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $133 million at June 30, 2004) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

    On-balance sheet securitization SPEs, discussed in Note 2, are also considered VIEs under FIN 46R.

    We also sell receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us. At June 30, 2004, these SPEs held about $4.5 billion of retail installment sale contracts previously owned by us.


NOTE 5.  RETAINED EARNINGS AND COMPREHENSIVE INCOME

    The following table summarizes earnings retained for use in the business for the periods ended June 30 (in millions):

                                                        Second Quarter                 First Half
                                                   -------------------------    -------------------------
                                                      2004         2003            2004         2003
                                                   ----------- -------------    ------------ ------------
                                                         (Unaudited)                  (Unaudited)
          Retained earnings, beginning balance     $    6,700   $   8,237       $    6,912   $    8,795
           Net income                                     897         401            1,585          843
           Dividends                                   (1,000)       (900)          (1,900)      (1,900)
                                                   ------------ ------------    ------------ ------------
          Retained earnings, ending balance        $    6,597   $   7,738       $    6,597   $    7,738
                                                   ============ ============    ============ ============

             The following table summarizes comprehensive income for the periods ended June 30 (in millions):

                                                        Second Quarter                 First Half
                                                   -------------------------    -------------------------
                                                       2004        2003             2004         2003
                                                   ------------ ------------    ------------- -----------
                                                         (Unaudited)                   (Unaudited)
          Net income                               $      897   $     401       $    1,585    $     843
          Other comprehensive (loss)/income               (33)        194              (13)         395
                                                   ------------ ------------    ------------- -----------
            Total comprehensive income             $      864   $     595       $    1,572    $   1,238
                                                   ============ ============    ============= ===========

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6.  GUARANTEES

    The fair value of guarantees and indemnifications issued since
December 31, 2002 are recorded in the financial statements and are de minimis. At June 30, 2004, the following guarantees and indemnifications were issued and outstanding:

    Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $136 million.

    Indemnifications: In the ordinary course of business, we execute contracts that include indemnifications typical in the industry, which are related to several types of transactions, such as debt funding, derivatives, the sale of receivables, and the sale of businesses. These indemnifications might include claims related to any of the following: privacy rights; governmental regulations and employment-related issues; commercial contractual relationships; financial status; tax related issues; securities law; and environmental related issues. Performance under these indemnities would generally be triggered by a breach of the terms of a contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

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

Income Statement Impact

    The following table presents, for the periods ended June 30, the ineffective portion of both fair value and cash flow hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments that reflect changes in interest rates for non-designated hedging activity (in millions):

                                                        Second Quarter        First Half
                                                      ------------------   ------------------
                                                        2004     2003        2004     2003
                                                      -------- ---------   -------- ---------
                                                         (Unaudited)          (Unaudited)
                       Income before income taxes     $    88  $    99      $   135  $   120

Balance Sheet Impact

    The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions for assuming our position in the derivatives transaction and includes mark-to-market adjustments to reflect the effects of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes, at June 30, 2004 and December 31, 2003, the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis (in millions):

                                                        June 30, 2004                 December 31, 2003
                                                 ----------------------------     ---------------------------
                                                  Fair Value     Fair Value        Fair Value    Fair Value
                                                    Assets      Liabilities          Assets     Liabilities
                                                 -------------- -------------     ------------- -------------
                                                         (Unaudited)
      Foreign currency swaps                     $     3,534    $      771        $     6,257   $    1,119
      Interest rate swaps                              2,598           215              3,930          213
      Foreign currency forwards and options                -             -                 24            -
      Impact of netting agreements                      (350)         (350)              (345)        (345)
                                                 -------------- -------------     ------------- -------------
       Total derivative financial instruments    $     5,782    $      636        $     9,866   $      987
                                                 ============== =============     ============= =============

    Period-to-period changes in the derivative asset and liability amounts may be impacted by net interest or foreign currency settlements, changes in foreign currency and interest rates, and the notional amount of derivatives outstanding.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8.  SEGMENT INFORMATION

    We divide our operating segments based on geographic regions: the North America Segment (includes operations in the United States and Canada) and the International Segment (includes operations in all other countries). We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other adjustments in applying SFAS No. 133. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. The segments are presented on a managed basis (managed basis includes on-balance sheet receivables and securitized off-balance sheet receivables activity), and the effect of off-balance sheet securitizations is included in unallocated/eliminations. Certain amounts in prior year segment information have been reclassified to conform with the current year presentation.

    Key operating data for our operating segments for the periods ended June 30 or at June 30 were as follows (in millions):

                                                                       Unallocated/Eliminations
                                                                 -------------------------------------
                                         North                   Unallocated  Effect of                Ford Credit
                                        America   International      Risk      Sales of                 Financial
                                        Segment      Segment      Management Receivables     Total      Statements
                                      ---------- --------------- ----------- ------------ ------------ ------------
                                                                      (Unaudited)
Second Quarter 2004
Revenue                               $   3,974  $       997     $      88   $     (398)  $     (310)  $     4,661
Income
  Income before income taxes              1,114          220            88            -           88         1,422
  Provision for income taxes                414           77            29            -           29           520
  Income from continuing operations         700          143            58            -           58           901
Other disclosures
  Depreciation on operating leases        1,094          148             -            -            -         1,242
  Interest expense                        1,101          438             -         (244)        (244)        1,295
  Provision for credit losses                55           21             -            -            -            76

Second Quarter 2003
Revenue                               $   4,769   $      894     $      99   $     (624)  $     (525)  $     5,138
Income
  Income before income taxes                403          159            99            -           99           661
  Provision for income taxes                173           56            29            -           29           258
  Income from continuing operations         230          103            68            -           68           401
Other disclosures
  Depreciation on operating leases        1,680          142             -            -            -         1,822
  Interest expense                        1,455          414             -         (390)        (390)        1,479
  Provision for credit losses               485           57             -            -            -           542

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8.  SEGMENT INFORMATION (Continued)

                                                                     Unallocated/Eliminations
                                                                ------------------------------------
                                         North                  Unallocated  Effect of               Ford Credit
                                        America   International    Risk      Sales of                 Financial
                                        Segment     Segment     Management  Receivables    Total     Statements
                                      ---------- -------------- ---------- ------------- ---------  --------------
                                                                       (Unaudited)
First Half 2004
Revenue                               $   8,019   $    1,961     $     135   $     (842)  $    (707)   $     9,273
Income
  Income before income taxes              1,928          446           135            -         135          2,509
  Provision for income taxes                716          156            46            -          46            918
  Income from continuing operations       1,212          290            88            -          88          1,590
Other disclosures
  Depreciation on operating leases        2,295          254             -            -           -          2,549
  Interest expense                        2,239          898             -         (513)       (513)         2,624
  Provision for credit losses               315           62             -            -           -            377
  Finance receivables (including net    135,909       38,741           371      (45,776)    (45,405)       129,245
     investment in operating leases)
  Total assets                          153,036       43,093           371      (29,380)    (29,009)       167,120

First Half 2003
Revenue                               $   9,887   $    1,811     $     127   $   (1,165)  $  (1,038)   $    10,660
Income
  Income before income taxes                955          313           120            -         120          1,388
  Provision for income taxes                397          110            35            -          35            542
  Income from continuing operations         558          203            82            -          82            843
Other disclosures
  Depreciation on operating leases        3,674          276             -            -           -          3,950
  Interest expense                        3,029          834             7         (872)       (865)         2,998
  Provision for credit losses               958          105             -            -           -          1,063
  Finance receivables (including net    150,821       37,857           755      (55,997)    (55,242)       133,436
    investment in operating leases)
  Total assets                          174,792       40,920           755      (41,467)    (40,712)       175,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We were incorporated in Delaware in 1959. We are an indirect, wholly owned subsidiary of Ford. We provide vehicle and dealer financing in 36 countries to more than 10 million customers and 12,500 automotive dealers. Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

New Developments

Sales Branch Integration

     On May 17, 2004, Ford Credit announced that it intends to create an integrated sales platform for its sales operations in the U.S. and Canada over the next two years. This effort will have the impact of consolidating our existing 163 branches into 78 multi-brand sales branches that will support sales activities for Ford Credit, Volvo Car Finance, PRIMUS, Jaguar Credit, Land Rover Capital Group, Mazda Credit and Commercial Lending Services. Although the operations will be integrated, individual brand identities will be retained. In addition, regional sales offices are in the process of being consolidated, which will result in 11 new regions from the existing 18.

Results of Operations

Second Quarter 2004 Compared with Second Quarter 2003

    In the second quarter of 2004, we earned $897 million, up $496 million or 124% compared with earnings of $401 million a year ago. Our consolidated pre-tax income from continuing operations was $1,422 million, up $761 million or 115% from earnings of $661 million a year ago. The increase in earnings primarily resulted from improvement in credit loss performance (about $450 million) and improved financing margin (about $350 million), offset partially by the impact of lower off-balance sheet securitizations and whole-loan sale transactions (about $100 million). The improved financing margin primarily resulted from the improvement in lease residual performance (about $200 million) and the favorable impact of the low interest rate environment. The improvement in lease residual performance primarily resulted from higher used vehicles prices and a reduction in the percentage of vehicles returned to us by dealers at the end of the lease period.

    Results of our operations by business segment for the second quarter of 2004 and 2003 are shown below:

                                                                             Second Quarter
                                                          -----------------------------------------------------
                                                                                            2004 Over/
                                                                                          (Under) 2003
                                                                                    ---------------------------
                                                              2004         2003       Amount      Percentage
                                                          -----------   ----------  ----------  ---------------
      Income before income taxes                                            (in millions)
        North America Segment............................ $   1,114     $    403    $     711        176%
        International Segment............................       220          159           61         38
        Unallocated/eliminations.........................        88           99          (11)
                                                          ---------     --------    ---------
           Pre-tax income from continuing operations.....     1,422          661          761        115
      Provision for income taxes and minority interests..      (521)        (260)        (261)
      Loss from discontinued/held-for-sale operations....        (4)           0           (4)
                                                          ---------     --------    ---------
           Total net income.............................. $     897     $    401    $     496        124%
                                                          =========     ========    =========

    North America Segment income before income taxes in the second quarter of 2004 was up $711 million compared with the second quarter of 2003. This increase primarily reflected a lower provision for credit losses and improved financing margin. The lower provision for credit losses resulted from fewer repossessions and a lower average loss per repossession. The improvement in financing margin primarily related to lower depreciation expense on operating leases and the favorable impact of the low interest rate environment. The lower depreciation expense reflected lower levels of operating leases, improved residual values and lower return rates.

    International Segment income before income taxes in the second quarter of 2004 was up $61 million compared with the second quarter of 2003. This increase primarily reflected favorable changes in currency exchange rates in Europe and Asia-Pacific, lower operating costs in Europe and gains on the sale of our full-service leasing (insurance and maintenance of vehicles offered in conjunction with a vehicle lease to business lessees) portfolios in the United Kingdom and Italy.

    Income before income taxes in the unallocated/eliminations category in the second quarter of 2004 was down $11 million compared with the second quarter of 2003. The decline primarily reflected a reduction in the net favorable market valuation of derivative instruments and associated exposures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

First Half 2004 Compared with First Half 2003

    In the first half of 2004, we earned $1,585 million, up $742 million or 88% compared with earnings of $843 million a year ago. Our consolidated pre-tax income from continuing operations was $2,509 million, up $1,121 million or 81% from earnings of $1,388 million a year ago. The increase in earnings primarily resulted from improvement in credit loss performance and improved financing margin, offset partially by the impact of lower off-balance sheet securitizations and whole-loan sale transactions. The improved financing margin primarily resulted from the improvement in lease residual performance and the favorable impact of the low interest rate environment. The improvement in lease residual performance primarily resulted from higher used vehicles prices and a reduction in the percentage of vehicles returned to us by dealers at the end of the lease period.

    Results of our operations by business segment for the first half of 2004 and 2003 are shown below:

                                                                              First Half
                                                          ----------------------------------------------------
                                                                                           2004 Over/
                                                                                         (Under) 2003
                                                                                    --------------------------
                                                              2004         2003       Amount     Percentage
                                                          -----------   ----------  ----------  --------------
      Income before income taxes                                              (in millions)
        North America Segment............................ $   1,928     $    955    $     973        102%
        International Segment............................       446          313          133         42
        Unallocated/eliminations.........................       135          120           15
                                                          -----------   ----------  ----------
           Pre-tax income from continuing operations.....     2,509        1,388        1,121         81
      Provision for income taxes and minority interests..      (919)        (545)        (374)
      Loss from discontinued/held-for-sale operations....        (5)           0           (5)
                                                          -----------   ----------  ----------
           Total net income.............................. $   1,585     $    843    $     742         88%
                                                          ===========   ==========  ==========

    North America Segment income before income taxes in the first half of 2004 was up $973 million compared with the first half of 2003. This increase primarily reflected a lower provision for credit losses and improved financing margin, offset partially by lower income related to sales of receivables. The lower provision for credit losses primarily resulted from fewer repossessions and a lower average loss per repossession. The improvement in financing margin primarily related to lower depreciation on operating leases and the favorable impact of the low interest rate environment. The lower depreciation expense reflected lower levels of operating leases, improved residual values and lower return rates. The reduction in sales of receivables income primarily reflected lower sales of receivables and lower outstanding off-balance sheet receivables.

    International Segment income before income taxes in the first half of 2004 was up $133 million compared with the first half of 2003. This increase primarily reflected favorable changes in currency exchange rates in Europe and Asia-Pacific, lower operating costs in Europe and the sale of our full-service leasing portfolios in the United Kingdom and Italy.

    Income before income taxes in the unallocated/eliminations category in the first half of 2004 was up $15 million compared with the first half of 2003. The improvement primarily reflected the net favorable market valuation of derivative instruments and associated exposures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Placement Volume and Financing Share

    Total worldwide financing contract placement volumes, excluding financing volumes for unconsolidated entities, for new and used vehicles are shown below:

                                        Second Quarter  First Half         Full Year
                                        --------------  ----------   -----------------------
                                         2004    2003   2004  2003   2003  2002  2001   2000
                                        ------ -------  ----  ----   ----  ----  ----   ----
                                                           (in thousands)
         Worldwide
          Retail installment............. 654     696   1,290 1,373  2,805 3,215 4,441  3,728
          Operating and finance leases... 144     143     259   279    487   775 1,050  1,228
                                         ----- -------  ----- -----  ----- ----- -----  -----
            Total financing volume....... 798     839   1,549 1,652  3,292 3,990 5,491  4,956
                                         ===== =======  ===== =====  ===== ===== =====  =====

         North America Segment
          United States.................. 472     491     900   963  1,980 2,512 3,819  3,525
          Canada.........................  52      60      88   101    197   212   227    210
                                         ----- -------  ----- -----  ----- ----- -----  -----
            Total North America Segment.. 524     551     988 1,064  2,177 2,724 4,046  3,735

         International Segment
          Europe......................... 209     223     422   444    836   917   988    795
          Other international............  65      65     139   144    279   349   457    426
                                         ----- -------  ----- -----  ----- ----- -----  -----
            Total International Segment.. 274     288     561   588  1,115 1,266 1,445  1,221
                                         ----- -------  ----- -----  ----- ----- -----  -----
            Total financing volume....... 798     839   1,549 1,652  3,292 3,990 5,491  4,956
                                         ===== =======  ===== =====  ===== ===== =====  =====

    Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new
Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United
States and of new Ford brand vehicles acquired by dealers in Europe:

                                                 Second Quarter    First Half             Full Year
                                                 --------------  -------------  -----------------------------
                                                  2004   2003    2004    2003   2003    2002    2001    2000
                                                 ------ -------  ----- -------  -----  ------  ------  ------
       United States
          Financing share - Ford, Lincoln and Mercury
           Retail installment and lease..........  39%    34%     38%     35%    39%     41%     54%     51%
           Wholesale.............................  78     83      79      83     82      85      84      84
        Europe
          Financing share - Ford
           Retail installment and lease..........  28%    32%     28%     31%    31%     34%     37%     32%
           Wholesale.............................  97     96      97      97     97      97      97      97

North America Segment

    Our total financing contract placement volumes were 524,000 contracts in the second quarter of 2004, down 27,000 contracts or 5% compared with a year ago reflecting our reduction of used and non-Ford retail installment financing as a result of our continued focus on supporting Ford's brands. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 39% in the second quarter of 2004 compared with 34% a year ago. This increase primarily reflected our increase in Ford business not involving Ford-sponsored special-rate financing programs, which we refer to as non-subvened business. The increase in non-subvened business was a result of our additional marketing programs and competitive pricing actions related to this business.

    In the second quarter of 2004, wholesale market share was 78% compared with 83% a year ago. The decline primarily reflected the impact of pricing actions by competitor financing sources. In the second quarter of 2004, we launched dealer loyalty programs intended to improve our wholesale market share.

     In the first half of 2004, our total financing contract placement volumes were 988,000, down 76,000 contracts or 7% compared with a year ago. This overall decrease reflected our reduction of used and non-Ford retail installment financing as a result of our continued focus on supporting Ford's brands.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

International Segment

     In the second quarter of 2004, our total financing contract placement volumes were 274,000, down 14,000 contracts or 5% compared with a year ago. This decline resulted from lower volumes in Britain, primarily from lower Ford-sponsored marketing incentives.

     In the first half of 2004, our total financing contract placement volumes were 561,000, down 27,000 contracts or 5% compared with a year ago. This overall decrease resulted primarily from the same factors described in the preceding paragraph.

Financial Condition

Finance Receivables and Operating Leases

    Our financial condition is impacted significantly by the level of our receivables, which are shown below:

                                                                 December 31,
                                          June 30,   --------------------------------------
  Receivables                              2004      2003      2002      2001       2000
                                          ------    ------   -------   --------    -------
                                                                (in billions)
  On-Balance Sheet
  (including on-balance sheet securitizations)
  Finance receivables
    Retail installment.................. $  77.7    $  77.8   $   68.4   $  83.4    $  79.9
    Wholesale...........................    22.2       22.5       16.4      15.4       33.7
    Other...............................     7.7        8.6        9.8       9.1        8.4
                                         -------    -------   ---------  --------   --------
      Total finance receivables, net....   107.6      108.9       94.6     107.9      122.0
  Net investment in operating leases....    21.6       23.2       31.3      37.2       36.5
                                         -------    -------   ---------  --------   --------
      Total on-balance sheet............ $ 129.2    $ 132.1   $  125.9   $ 145.1    $ 158.5
                                         =======    =======   =========  ========   ========
  Memo: Allowance for credit losses
   included above....................... $   2.7    $   3.0   $    3.2   $   2.8    $   1.6

  Securitized Off-Balance Sheet
  Finance receivables
    Retail installment.................. $  23.9    $  29.1   $   48.9   $  41.2    $  26.0
    Wholesale...........................    21.9       20.3       22.5      17.5        2.3
    Other...............................      --         --         --        --         --
                                         -------    -------   ---------  --------   --------
     Total finance receivables..........    45.8       49.4       71.4      58.7       28.3
  Net investment in operating leases....      --         --         --        --        0.1
                                         -------    -------   ---------  --------   --------
     Total securitized off-balance sheet $  45.8    $  49.4   $   71.4   $  58.7    $  28.4
                                         =======    =======   =========  ========   ========
  Managed
  Finance receivables
    Retail installment.................. $ 101.6    $ 106.9   $  117.3   $ 124.6    $ 105.9
    Wholesale...........................    44.1       42.8       38.9      32.9       36.0
    Other...............................     7.7        8.6        9.8       9.1        8.4
                                         -------    -------   ---------  --------   --------
      Total finance receivables.........   153.4      158.3      166.0     166.6      150.3
  Net investment in operating leases....    21.6       23.2       31.3      37.2       36.6
                                         -------    -------   ---------  --------   --------
        Total managed................... $ 175.0    $ 181.5   $  197.3   $ 203.8    $ 186.9
                                         =======    =======   =========  ========   ========
  Serviced.............................. $ 180.5    $ 188.8   $  202.3   $ 203.8    $ 186.9

    On-Balance Sheet Receivables. On-balance sheet finance receivables and net investment in operating leases, net of allowance for credit losses, at June 30, 2004, were $129.2 billion, down $2.9 billion from year-end 2003. The decrease primarily reflected the impact of lower retail and lease placement volumes.

    At June 30, 2004, on-balance sheet receivables included $15.3 billion of retail receivables that have been sold for legal purposes to securitization SPEs and are available only for repayment of debt issued by those entities and to pay other securitization investors and other participants. These receivables are not available to pay the obligations of Ford Credit or the claims of Ford Credit's creditors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

    Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables at June 30, 2004, were $45.8 billion, down $3.6 billion from year-end 2003. The decrease primarily reflected the slower pace of off-balance sheet securitizations.

    Managed Receivables. Total managed receivables at June 30, 2004, were $175.0 billion, down $6.5 billion from year-end 2003.

    Serviced Receivables. Serviced receivables include our managed receivables and receivables that we sold in whole-loan sale transactions. We continue to service the receivables sold in whole-loan sale transactions. We retain no interest in the receivables, however, and all credit risk associated with the receivables is transferred to the buyer.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

                                                       Second Quarter      First Half               Full Year
                                                     -----------------  ----------------  ---------------------------
                                                       2004     2003     2004     2003     2003     2002      2001
                                                     -------  --------  -------- -------  -------  -------  ---------
                                                                              (in millions)
Credit Losses

   On-Balance Sheet
    Retail installment and lease.................    $  326   $   422   $   659  $   915  $  1,871  $ 2,292  $  2,052
    Wholesale....................................         6        16         9       17       148       40        33
    Other........................................        --        14        (1)      13        25       30        24
                                                     -------  --------  -------- -------- --------- -------- ---------
      Total on-balance sheet.....................       332       452       667      945     2,044    2,362     2,109
   Reacquired Receivables (retail)...............        13        18        38       18        92       --        --
                                                     -------  --------  -------- -------- --------- -------- ---------
      Total on-balance sheet (including reacquired   $  345   $   470   $   705  $   963  $  2,136  $ 2,362  $  2,109
      receivables)................................   =======  ========  ======== ======== ========= ======== =========

   Securitized Off-Balance Sheet
    Retail installment and lease.................    $  101   $   150   $   234  $   343  $    677  $   448  $    218
    Wholesale....................................        --         3        --        3        --        6         1
    Other........................................        --        --        --       --        --       --        --
                                                     -------  --------  -------- -------- --------- -------- ---------
      Total securitized off-balance sheet........    $  101   $   153   $   234  $   346  $    677  $   454  $    219
                                                     =======  ========  ======== ======== ========= ======== =========

   Managed
    Retail installment and lease..................   $  440   $   590   $   931  $ 1,276  $  2,640  $ 2,740  $  2,270
    Wholesale.....................................        6        19         9       20       148       46        34
    Other.........................................       --        14        (1)      13        25       30        24
                                                     -------  --------  -------- -------- --------- -------- ---------
      Total managed...............................   $  446   $   623   $   939  $ 1,309  $  2,813  $ 2,816  $  2,328
                                                     =======  ========  ======== ======== ========= ======== =========

Loss-to-Receivables Ratios
   On-Balance Sheet (including reacquired receivables)*
    Retail installment and lease..................     1.37%     1.82%     1.41%    1.94%     1.97%    2.05%     1.74%
    Wholesale.....................................     0.11      0.35      0.08     0.19      0.79     0.25      0.12
     Total including other........................     1.07%     1.50%     1.09%    1.56%     1.67%    1.72%     1.36%

   Memo: On-Balance Sheet (excluding reacquired
    receivables)..................................     1.03%     1.44%     1.03%    1.53%     1.60%    1.72%     1.36%

   Managed
    Retail installment and lease..................     1.42%     1.70%     1.48%    1.81%     1.91%    1.73%     1.43%
    Wholesale.....................................     0.05      0.18      0.04     0.10      0.37     0.13      0.10
      Total including other.......................     1.02%     1.32%     1.06%    1.37%     1.50%    1.39%     1.19%
- - - - -
*  We believe that the use of the on-balance sheet loss-to-receivables ratio that includes the credit losses on reacquired receivables is useful to our investors because it provides a more complete presentation of our on-balance sheet credit loss performance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

    Credit Losses -- On-Balance Sheet. In the second quarter of 2004, credit losses for our on-balance sheet portfolio excluding credit losses on reacquired receivables declined $120 million or 27% from a year ago reflecting improved loss performance in our U.S. retail installment and operating lease portfolio resulting from lower repossessions and a lower average loss per repossession. Our on-balance sheet loss-to-receivables ratio including reacquired receivables in the second quarter of 2004 was 1.07%, down from 1.50% in 2003, reflecting improvements in our credit loss performance and lower on-balance sheet receivables at Fairlane Credit, LLC ("Fairlane Credit") and Triad Financial Corporation ("Triad"), whose receivables include primarily contracts with sub-prime customers.

    In the first half of 2004, net credit losses for our on-balance sheet portfolio excluding credit losses on reacquired receivables were $667 million, down $278 million or 29% from a year ago for the same reasons stated above. The on-balance sheet loss-to-receivables ratio including reacquired receivables for the first half of 2004 was 1.09%, down from 1.56% in the first half of 2003.

    Credit Losses -- Securitized Off-Balance Sheet. In the second quarter of 2004, credit losses for our securitized off-balance sheet portfolio decreased $52 million or 34% from a year ago, reflecting primarily improved loss performance in our U.S. retail installment receivables and an overall lower level of securitized receivables resulting from lower securitization volumes in the last year. In the first half of 2004, credit losses for our securitized off-balance sheet portfolio declined $112 million or 32% from a year ago.

    Credit Losses -- Managed. In the second quarter of 2004, credit losses for our managed portfolio decreased $177 million or 28% from a year ago primarily reflecting improved performance in our U.S. retail installment and operating lease portfolio and an overall lower level of receivables resulting from lower placement volumes. Our loss-to-receivables ratio was 1.02%, down from 1.32% a year ago. In the first half of 2004, credit losses for our managed portfolio declined $370 million or 28% from a year ago.

Ford Credit U.S. Retail and Operating Lease

     The following table shows the loss-to-receivables, repossession, bankruptcy and delinquency statistics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio, which was approximately 60% of our worldwide-managed portfolio of retail receivables and net investment in operating leases at June 30, 2004.

                                         Second Quarter       First Half                      Full Year
                                        ----------------   ----------------   -------------------------------------
                                           2004    2003      2004     2003      2003      2002      2001     2000
                                        -------- -------   ------- --------   --------  -------  --------  --------
  On-Balance Sheet
   Credit losses (in millions)........ $   164   $   254  $   367  $   512   $  1,088  $  1,180  $  1,135  $   806
   Loss-to-receivables ratios
    (including reacquired receivables)    1.21%     1.95%    1.35%    2.03%      2.04%     1.87%     1.61%    1.12%

  Managed
   Credit losses (in millions)........ $   200   $   352  $   469  $   753   $  1,530  $  1,520  $  1,304  $   865
   Loss-to-receivables ratios.........    1.16%     1.72%    1.33%    1.77%      1.89%     1.50%     1.31%    0.98%

  Other Metrics - Serviced
   Repossessions (in thousands).......      38        45       84       96        200       199       174      141
   Repossession ratios................    2.72%     2.91%    2.98%    3.01%      3.27%     2.79%     2.45%    2.19%
   Average loss per repossession...... $ 6,450   $ 7,500  $ 6,650  $ 7,500   $  7,350  $  6,960  $  6,600  $  5,800
   New bankruptcy filings (in
    thousands)........................      23        30       46       58        107       118        91        71
   Over-60-day delinquency ratios.....    0.15%     0.33%    0.18%    0.38%      0.35%     0.36%     0.40%     0.30%

     On-Balance Sheet. Credit losses declined $90 million in the second quarter of 2004 compared with a year ago, reflecting our emphasis on purchasing higher quality receivables and enhancements to our collection practices. These actions, along with improved economic conditions in the U.S., have contributed to lower delinquency ratios and lower repossessions in the second quarter. In addition, lower lease-end termination volumes have contributed to higher used vehicle prices, reducing the average loss per repossession.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

    Managed. Credit losses declined $152 million compared with a year ago reflecting our improved loss performance as described above and lower levels of managed receivables resulting from lower retail installment and lease placement volumes.

    Other Metrics - Serviced. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding during the relevant periods, defined as the repossession ratio. In the second quarter of 2004, the total number of repossessions decreased 7,000 units compared with a year ago. Our repossession ratio decreased 19 basis points reflecting about a 14% reduction in the average number of outstanding contracts compared with 2003. Our average loss per repossession was $6,450, down $1,050 per unit or 14% from a year ago.

    In the first half of 2004, our total number of repossessions was 84,000, down 12% from a year ago. Our first half repossession ratio was 2.98%, down from 3.01% a year ago. The average loss per repossession for the first half was $6,650, down from $7,500 in 2003.

    In the second quarter of 2004, the over-60-day delinquency ratio was 0.15%, down from 0.33% a year ago. For quarterly ratios, delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts. Full year delinquency ratios are expressed as an average of the quarterly ratios for non-bankrupt accounts.

Allowance for Credit Losses

    Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables, for our on-balance sheet portfolio, are shown below:

                                                                 December 31,
                                           June 30,  -------------------------------------
                                             2004      2003     2002      2001     2000
                                          ---------  -------  -------  --------- ---------
                                                              (in billions)
Allowance for Credit Losses
Retail installment and lease............  $   2.6    $   2.8  $   2.9   $   2.5  $   1.5
Wholesale...............................      0.1        0.1      0.2       0.2      0.1
Other...................................      0.0        0.1      0.1       0.1      0.0
                                          ---------  -------- --------  -------- ---------
   Total allowance for credit losses....  $   2.7    $   3.0  $   3.2   $   2.8  $   1.6
                                          =========  ======== ========  ======== =========

As a Percentage of End-of-Period Net
Receivables
Retail installment and lease............     2.53%      2.76%    2.92%     2.10%    1.28%
Wholesale...............................     0.47       0.71     1.36      1.03     0.37
Other...................................     0.49       0.67     0.62      0.66     0.24
   Total................................     2.05%      2.28%    2.52%     1.89%    1.03%

    At June 30, 2004, our allowance for credit losses was down about
$300 million compared with year-end 2003, reflecting primarily improving portfolio performance, especially in the United States, and the impact of lower receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Residual Risk

    We are exposed to residual risk on operating leases, Red Carpet Option contracts and similar balloon payment products where the customer has the right to return the financed vehicle to us. Our residual risk on retail lease and other contracts is composed of two types of risk: residual value risk and return rate risk. Residual value risk is the possibility that the actual net proceeds we realize upon the sale of returned vehicles at contract termination, which is referred to as the residual value of these vehicles, will be lower than our projection of these values. Return rate risk is the possibility that the percentage of vehicles returned to us at contract termination will be higher than we expect.

Retail Operating Lease Experience

    We use various statistics to monitor our residual value risk and return rate risk. Placement volume measures the number of leases we purchase each year. Termination volume measures the number of vehicles for which the lease has ended in each year. Return rates are the percentage of vehicles that are returned to us at the end of the terminated lease and not purchased by either the customer or the dealer. The following table shows placement volumes, termination volumes and return rates for our North America Segment, which accounted for 92% of our total net investment in operating leases at June 30, 2004:

                                     Second Quarter      First Half                  Full Year
                                    ----------------   ---------------   ---------------------------------
                                     2004     2003      2004     2003     2003    2002     2001      2000
                                    ------  --------   -------  ------   ------- ------  -------   -------
 Placement Volume (in thousands)
  Ford, Lincoln and Mercury Cars...     12       18      24        37       57      104      163      205
  Ford, Lincoln and Mercury Trucks.     54       38      98        80      144      261      408      538
  Jaguar, Land Rover and Volvo*....     15       13      25        22       48       95       90       53
  Other............................     11        6      20         7       25        9       17       23
                                        --       --     ---       ---      ---      ---      ---      ---
     Total North America Segment...     92       75     167       146      274      469      678      819
                                        ==       ==     ===       ===      ===      ===      ===      ===

 Termination Volume (in thousands)
  Ford, Lincoln and Mercury Cars...     39       51      74       101      167      169      151      154
  Ford, Lincoln and Mercury Trucks.     69      121     142       237      412      486      366      360
  Jaguar, Land Rover and Volvo*....     16       15      28        27       55       48       34       28
  Other............................      4        6       8        11       20       34       80       87
                                       ---      ---     ---       ---      ---      ---      ---      ---
     Total North America Segment...    128      193     252       376      654      737      631      629
                                       ===      ===     ===       ===      ===      ===      ===      ===

 Return Rate
  Ford, Lincoln and Mercury Cars...     75%      77%     77%       79%      78%      62%      58%      62%
  Ford, Lincoln and Mercury Trucks.     49       70      53        70       68       66       66       63
  Jaguar, Land Rover and Volvo*....     57       56      56        54       54       43       45       51
  Other............................     53       54      53        55       55       50       60       69
     Total North America Segment...     58%      70%     60%       71%      69%      63%      62%      63%


  ----------
  * We first reported placement volumes for Land Rover in 2001.

    In the second quarter of 2004, placement volumes were up 17,000 units compared with a year ago. Termination volumes were down 65,000 units compared with a year ago, largely related to lower contract placement volumes in 2001 and 2002. In the second quarter of 2004, return rates were down 12 percentage points compared with a year ago, reflecting primarily higher residual values, lower contract lease-end values and lower termination volumes. Specifically, the return rate improvement largely was related to Ford, Lincoln and Mercury trucks, as the residual values of this segment improved more significantly than the other vehicle segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

     In April 2004, Moody's and DBRS, and in May 2004, S&P, each confirmed our long- and short-term debt ratings, and their outlook or trend. Also in May 2004, Fitch affirmed our long- and short-term debt ratings, and revised the outlook to stable from negative. The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since 2001:

------------ -------------------------------- -------------------------- ---------------------- -------------------------
                          DBRS*                         Fitch                   Moody's                   S&P
------------ -------------------------------- -------------------------- ---------------------- -------------------------
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------
Date         Long-        Short-     Trend    Long-    Short-  Outlook   Long- Short- Outlook   Long-    Short- Outlook
             Term         Term                Term     Term              Term  Term             Term     Term
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------
Aug. 2001    A            R-1 (low)  Stable   A+          F1   Negative  A2    P-1    Negative  A          A-1  Negative
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------
Sep. 2001    A            R-1 (low)  Stable   A-          F2   Negative  A2    P-1    Negative  A          A-1  Negative
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------
Oct. 2001    A (low)      R-1 (low)  Stable   A-          F2   Negative  A2    P-1    Negative  BBB+       A-2  Stable
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------
Jan. 2002    A (low)      R-1 (low)  Stable   BBB+        F2   Negative  A3    P-2    Negative  BBB+       A-2  Negative
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------
Oct. 2002    A (low)      R-1 (low)  Negative BBB+        F2   Negative  A3    P-2    Negative  BBB        A-2  Negative
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------
Apr. 2003    BBB (high)   R-1 (low)  Stable   BBB+        F2   Negative  A3    P-2    Negative  BBB        A-2  Negative
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------
Nov. 2003    BBB (high)   R-1 (low)  Stable   BBB+        F2   Negative  A3    P-2    Negative  BBB-       A-3  Stable
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------
May 2004     BBB (high)   R-1 (low)  Stable   BBB+        F2   Stable    A3    P-2    Negative  BBB-       A-3  Stable
------------ ------------ ---------- -------- -------- ------- --------- ----- ------ --------- -------- ------ ---------

----------

    * NRSRO designation granted on February 27, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Funding

    Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

                                                                        December 31,
                                                June 30,  -------------------------------------------
                                                 2004        2003        2002       2001        2000
                                               --------   ---------    -------    -------     -------
                                                                     (in billions)
Debt
 Commercial paper-unsecured................    $  8.0     $   6.1     $   8.2    $  15.7     $  42.3
 Asset-backed commercial paper (FCAR)......       9.2         9.0          --         --          --
 Floating rate demand notes................       7.8         7.3         5.1        4.0         3.7
 Other short-term debt.....................       2.2         2.3         2.9        2.9         3.9
                                              -------     -------     -------    -------     -------
  Total short-term debt....................      27.2        24.7        16.2       22.6        49.9
 Long-term debt (including notes payable
  within one year).........................     111.1       125.0       124.1      123.2        95.7
                                              -------     -------     -------    -------     -------
    Total debt.............................     138.3       149.7       140.3      145.8       145.6

Securitized Off-Balance Sheet Funding
 Securitized off-balance sheet portfolio...      45.8        49.4        71.4       58.7        28.4
 Retained interest.........................     (16.4)      (13.0)      (17.6)     (12.5)       (3.7)
                                              -------     -------     -------    -------     -------
  Total securitized off-balance sheet funding.   29.4        36.4        53.8       46.2        24.7
                                              -------     -------     -------    -------     -------
    Total debt plus securitized off-balance
     sheet funding.........................   $ 167.7     $ 186.1     $ 194.1    $ 192.0     $ 170.3
                                              =======     =======     =======    =======     =======

Memo: Asset-backed commercial paper (FCAR)
 previously reported as securitized
 off-balance sheet funding.................        --          --    $   11.9   $   12.1    $    0.7

Ratios
Credit lines to total unsecured commercial
 paper......................................       96%      > 100%      > 100%        87%         57%
Credit lines to total unsecured commercial
 paper (including Ford bank lines)..........    > 100       > 100       > 100      > 100          78
Securitized funding to managed receivables..       24          25          27         23          13
Short-term debt and notes payable within
 one year to total debt.....................       42          36          28         30          43
Short-term debt and notes payable within
 one year to total capitalization...........       39          33          25         28          40

    At June 30, 2004, unsecured commercial paper was up $1.9 billion compared with year-end 2003, reflecting increased investor demand. At June 30, 2004, total debt plus securitized off-balance sheet funding was down $18.4 billion compared with year-end 2003, reflecting repayment of debt maturing in the second quarter of 2004 and lower asset levels, which reduced our funding needs.

    During the second quarter of 2004, we issued $2.2 billion of long-term debt with maturities of one to 10 years, including about $600 million of unsecured institutional funding and about $1.6 billion of unsecured retail bonds. In addition, we realized proceeds of about $2.1 billion from sales of receivables in off-balance sheet securitizations.

    We expect our full-year 2004 public term funding requirements to be between $13 billion and $19 billion. In the first half of 2004, we completed about
$8 billion of public term funding transactions. Because of significant available liquidity and a relatively smaller balance sheet size, we plan, depending on market conditions, to repurchase a portion of our outstanding debt securities during the remainder of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity

    Maintaining liquidity through access to diverse funding sources has always been a key factor in our funding strategy. We define liquidity as our ability to meet our funding needs, which include purchasing retail installment sale and lease contracts, funding other financing programs and repaying our debt obligations as they become due. Our policy is to have sufficient cash and cash equivalents, unused conduit capacity, securitizable assets and back-up credit facilities to provide liquidity for all of our short-term funding obligations. In addition to unsecured debt offerings (discussed above) and sales of receivables (discussed below), we have access to the following other sources of liquidity:

    Cash and Cash Equivalents. At June 30, 2004, our cash and cash equivalents totaled $8.8 billion, compared with $15.7 billion at the end of 2003, down
$6.9 billion primarily reflecting second quarter 2004 debt maturities in excess of new debt issuances. In the normal course of our funding transactions, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, provide liquidity for our short-term funding obligations and give us flexibility in the use of our other funding programs. Our cash and cash equivalents include short-term U.S. Treasury bills, federal agency discount notes, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs.

    Conduit Program. We have entered into agreements with several bank-sponsored commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from us, at our option, up to $11.8 billion of receivables in the aggregate. This is an extremely liquid funding source, as we are able to access funds in two days. These agreements have varying maturity dates between September 16, 2004 and June 23, 2005 and, in the past, have been renewed on an annual basis. As of June 30, 2004, we had utilized approximately $3.7 billion of these conduit commitments. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the conduit of its obligation to purchase receivables. However, they do contain provisions that could terminate the unused portion of the purchase commitments if the performance of the sold receivables deteriorates beyond specified levels. Based on our experience, we do not expect any commitments to be terminated due to these performance requirements. None of these arrangements may be terminated based on a change in our credit rating.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Back-up Credit Facilities

    Our back-up credit facilities were as follows on the dates indicated:

                                                       June 30,                         December 31,
                                                --------------------    --------------------------------------
                                                  2004         2003        2003      2002      2001      2000
                                                --------     -------    ---------  --------  --------  -------
                                                                          (in billions)
Back-up Credit Facilities
 Ford Credit.................................   $   4.8     $   6.4     $    4.3   $   8.6   $   9.0   $  20.0
 FCE.........................................       2.9         3.4          3.4       5.3       4.6       4.7
 Ford bank lines (available at Ford's option).      6.7         6.7          6.8       7.6       8.4       8.4
 Asset-backed commercial paper lines..........     18.6        16.4         18.6      13.6      12.5       1.4
                                                -------     -------     --------   -------   -------   -------
      Total back-up facilities................     33.0*       32.9*        33.1      35.1      34.5      34.5
 Drawn amounts................................     (1.1)       (1.2)        (1.0)     (0.9)     (0.7)     (0.9)
                                                -------     -------     --------   -------   -------   -------
      Total available back-up facilities......  $  31.9*    $  31.7*    $   32.1   $  34.2   $  33.8   $  33.6
                                                =======     =======     ========   =======   =======   =======
    * As of July 1

    For additional funding and to maintain liquidity, we and our majority-owned subsidiaries, including FCE Bank plc ("FCE"), have contractually committed credit facilities with financial institutions that totaled approximately
$7.7 billion at July 1, 2004. This includes $4.8 billion of Ford Credit facilities ($3.9 billion global and $0.9 billion non-global) and $2.9 billion of FCE facilities ($2.7 billion global and $0.2 billion non-global). Approximately $1.1 billion of our total facilities were in use at July 1, 2004. These facilities have various maturity dates. Of the $7.7 billion, about 42% of these facilities are committed through June 30, 2009. Our global credit facilities may be used at our option by any of our direct or indirect majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

    At Ford's option, approximately $6.7 billion of Ford's global lines of credit may be used by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such credit lines to us and $518 million to FCE.

    Additionally, at July 1, 2004, banks provided $18.6 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $18.2 billion supported our FCAR program and $425 million supported our Motown NotesSM program. Facilities supporting our FCAR program increased to $18.5 billion at July 12, 2004, reflecting additional bank commitments of $250 million. Unlike our other credit facilities described above, these facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is not at our discretion but is determined by and subject to conditions specific to each program. At July 1, 2004, about $16.3 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. Although not eligible to support commercial paper, the remaining
$1.9 billion of available credit lines could be accessed for additional funding if additional subordinated debt is issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Off-Balance Sheet Arrangements and Other Sales of Receivables Transactions

Sales of Receivables Activity

    The following table illustrates our worldwide off-balance sheet receivables sales activity for the periods indicated:

                                                   Second Quarter      First Half                   Full Year
                                                 -----------------  ----------------    ---------------------------------
                                                   2004      2003     2004     2003      2003     2002    2001     2000
                                                 -------  --------  -------  -------    ------  -------  ------- --------
                                                                               (in billions)
Net Proceeds from Receivable Sales
  North America Segment
   Public retail.............................    $  1.7   $   --    $  1.7   $  5.7    $  5.7  $  15.5   $  16.6  $  18.8
   Conduit...................................        --      0.5       0.7      1.1       1.8      2.5       6.2       --
   Triad.....................................        --       --       0.6      0.9       1.7      1.1        --       --
   Motown Notes SM program...................        --       --       1.0      1.0       1.0      4.8        --       --
   FCAR......................................        --       --        --       --        --      8.3      12.1       --
   Public wholesale..........................        --       --        --       --        --       --       5.0       --
   Canada and other..........................        --       --        --       --       1.4      1.2        --       --
                                                 ------    -----    ------   ------    ------   ------    ------    -----
     Total North America Segment.............       1.7      0.5       4.0      8.7      11.6     33.4      39.9     18.8
  International Segment
   Europe
    Public...................................       0.3      0.8       0.7      1.1       1.5      2.2       0.7      0.7
    Conduit..................................       0.1      0.3       0.2      0.3       1.1      0.3        --       --
                                                 ------    -----    ------   ------    ------   ------    ------    -----
       Total Europe..........................       0.4      1.1       0.9      1.4       2.6      2.5       0.7      0.7
   Asia Pacific..............................        --       --       0.4      0.5       0.9      0.5       0.2       --
   Latin America.............................        --       --        --       --       0.6       --        --       --
                                                 ------    -----    ------   ------    ------   ------    ------    -----
     Total International Segment.............       0.4      1.1       1.3      1.9       4.1      3.0       0.9      0.7
                                                 ------    -----    ------   ------    ------   ------    ------    -----
       Net proceeds..........................       2.1      1.6       5.3     10.6      15.7     36.4      40.8     19.5
   Whole-loan sales..........................        --      1.0        --      3.0       5.4      4.9        --       --
                                                 ------    -----    ------   ------    ------   ------    ------    -----
       Total net proceeds....................       2.1      2.6       5.3     13.6      21.1     41.3      40.8     19.5
Retained interest and other..................       0.2      0.1      (0.5)    (0.4)      0.2     (0.6)     11.7      2.1
                                                 ------    -----    ------   ------    ------   ------    ------    -----
       Total receivables sold................       2.3      2.7       4.8     13.2      21.3     40.7      52.5     21.6
Prior period sold receivables, net of paydown
 activity....................................      49.0     59.9      46.5     49.4      35.4     35.6       6.2      6.8
                                                 ------    -----    ------   ------    ------   ------    ------    -----
       Total sold receivables outstanding at
         the end of the relevant period......      51.3     62.6      51.3     62.6      56.7     76.3      58.7     28.4
Memo:
Less: Receivables outstanding in whole-loan sale
 transactions .................................    (5.5)    (6.6)     (5.5)    (6.6)     (7.3)    (5.0)       --       --
                                                 ------    -----    ------   ------    ------   ------    ------    -----
       Total securitized off-balance sheet
        receivables............................   $45.8    $56.0     $45.8    $56.0     $49.4    $71.3     $58.7    $28.4
                                                 ======    =====    ======   ======    ======   ======    ======    =====


    At June 30, 2004, outstanding sold receivables totaled $51.3 billion, down
$11.3 billion or 18% compared with a year ago. This decrease primarily reflected our lower funding requirements and the use of on-balance sheet securitizations.
In the second quarter of 2004, $2.3 billion of receivables were sold in off-balance sheet transactions, down about $400 million from the second quarter of 2003. In the first half of 2004, $4.8 billion of receivables were sold in off-balance sheet transactions, down $8.4 billion or 64% compared with the first half of 2003.

    Our worldwide proceeds from the sale of retail and wholesale finance receivables through off-balance sheet securitizations and whole-loan sale transactions are shown below for the periods indicated:

                                    Second Quarter         First Half                      Full Year
                                --------------------  -------------------   ---------------------------------------
         Receivable Type           2004       2003      2004       2003      2003      2002        2001      2000
------------------------------  --------  ---------- --------   ---------  --------  --------   --------- ---------
                                                                   (in billions)
Retail.......................   $    2.1  $    1.6   $    4.3  $    9.6   $   14.7   $   31.6   $   32.3  $   19.2
Wholesale....................         --        --        1.0       1.0        1.0        4.8        8.5       0.3
                                --------  --------   --------  --------   --------   --------   --------  --------
  Net proceeds...............        2.1       1.6        5.3      10.6       15.7       36.4       40.8      19.5
Whole-loan...................         --       1.0         --       3.0        5.4        4.9         --        --
                                --------  --------   --------  --------   --------   --------   --------  --------
    Total net proceeds.......   $    2.1  $    2.6   $    5.3  $   13.6   $   21.1   $   41.3   $   40.8  $   19.5
                                ========  ========   ========  ========   ========   ========   ========  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Effect of Receivables Sales Activity on Financial Reporting

    We report the following items in Investment and other income related to sales of receivables on our income statement:

    o    Gain or loss on sales of finance receivables,

    o Interest income from retained securities, including from our undivided interest in wholesale receivables,

    o Servicing fee income from sold receivables that we continue to service, and

    o    Excess spread and other income.

    The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

                                                  Second Quarter     First Half              Full-Year
                                                ----------------  ---------------- --------------------------------
                                                 2004      2003     2004    2003    2003     2002     2001    2000
                                                -------  -------  -------  ------  -------  ------   ------  ------
                                                                           (in millions)

  Net gain on sales of receivables............  $   69  $    51   $   130  $   284 $   436  $   529  $  412  $  14
  Interest income from retained securities....     166      197       305      407     679      606     379    152
  Servicing fees..............................     111      179       230      376     677      700     456    190
  Excess spread and other.....................     235      245       465      496     973      775     186    201
                                                ------  -------   -------  ------- -------  -------  ------  -----
    Investment and other income related to
     sales of receivables.....................     581      672     1,130    1,563   2,765    2,610   1,433    557
  Less: Whole-loan income.....................     (32)     (48)      (56)    (109)   (234)     (79)     --     --
                                                ------  -------   -------  ------- -------  -------  ------  -----
    Income related to off-balance sheet
      securitizations.........................  $  549  $   624   $ 1,074  $ 1,454 $ 2,531  $ 2,531  $1,433  $ 557
                                                ======  =======   =======  ======= =======  =======  ======  =====
  Memo:
    Finance receivables sold.................. $ 2,400  $ 2,666   $ 4,852  $13,248 $21,321  $40,712 $52,533 $21,618
    Servicing portfolio as of period-end......  51,304   62,595    51,304   62,595  56,705   76,346  58,748  28,366
    Pre-tax gain per dollar of retail
     receivables sold.........................     2.9%     1.9%      2.7%     2.1%    2.0%     1.4%    1.2%    0.1%

    In the second quarter of 2004, investment and other income related to sales of receivables declined $91 million or 14% compared with a year ago. This decline resulted from lower levels of outstanding sold receivables, down about $11 billion compared with the second quarter of 2003, reflecting primarily our lower funding requirements. Excluding the effects of whole-loan sale transactions, which totaled $10.4 billion in the 2002-2004 period, off-balance sheet securitization income declined $75 million compared with 2003. In the first half of 2004, off-balance sheet securitization income declined $380 million or 26% compared with the first half of 2003. The decline reflects primarily lower off-balance sheet retail receivables sales in 2004, and lower levels of outstanding sold receivables.

    The net impact of off-balance sheet securitizations on our earnings in a given period will vary depending on the amount and type of receivables sold and the timing of the transactions in the current period and the preceding two-to-three year period, as well as the interest rate environment at the time the finance receivables were originated and securitized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations had we reported them as on-balance sheet and funded them through asset-backed financings for the periods indicated:

                                          Second Quarter        First Half                    Full-Year
                                       ------------------   ----------------   ---------------------------------------
                                         2004      2003      2004      2003      2003      2002      2001       2000
                                       -------   --------   ------   -------   -------    ------    ------     -------
                                                                       (in millions)
Financing revenue
  Retail revenue.................      $   663   $   951   $  1,365  $ 2,030   $ 3,580   $ 4,040   $ 2,954     $ 1,622
  Wholesale revenue..............          284       297        551      589     1,080     1,101       499         384
                                       -------   -------   --------  -------   -------   -------   -------     -------
    Total financing revenue......          947     1,248      1,916    2,619     4,660     5,141     3,453       2,006
Borrowing cost...................         (244)     (390)      (513)    (872)   (1,491)   (2,205)   (1,784)     (1,242)
                                       -------   -------   --------  -------   -------   -------   -------     -------
    Net financing margin.........          703       858      1,403    1,747     3,169     2,936     1,669         764
Credit losses....................         (101)     (153)      (234)    (346)     (677)     (454)     (219)        (92)
                                       -------   -------   --------  -------   -------   -------   -------     -------
      Income before income taxes.      $   602   $   705   $  1,169  $ 1,401   $ 2,492   $ 2,482   $ 1,450     $   672
                                       =======   =======   ========  =======   =======   =======   =======     =======

Memo:
Income related to off-balance sheet
 securitizations.................      $   549   $   624   $  1,074  $ 1,454  $  2,531  $  2,531   $ 1,433     $   557
Recalendarization impact of
 off-balance sheet securitizations..   $   (53)  $   (81)  $    (95) $    53  $     39  $     49   $   (17)    $  (115)

     In the second quarter of 2004, the impact to earnings of off-balance sheet securitizations was $53 million lower than had these transactions been structured as on-balance sheet securitizations. For the first half of 2004, the impact was $95 million lower than had these transactions been structured as on-balance sheet securitizations. These differences result from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Leverage

    We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. For a discussion of our capital structure, see "Capital Adequacy" in our 2003 10-K Report. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

                    Financial        Total Debt
                    Statement   =    ----------
                    Leverage           Equity




                                                               Retained
                                                               Interest
                                                                  in
                                                 Securitized  Securitized
                                                 Off-balance  Off-balance     Cash        SFAS No. 133
                                       Total   +   Sheet    -   Sheet     -  and Cash   -  Adjustments
                                       Debt      Receivables  Receivables  Equivalents    on Total Debt
                   Managed Leverage = ____________________________________________________________________
                                                                           SFAS No. 133
                                                   Equity   +  Minority  -  Adjustment
                                                               Interest     on Equity


    The following table shows the calculation of our financial statement leverage:

                                                                          December 31,
                                                        June 30, ---------------------------------
                                                         2004     2003    2002     2001     2000
                                                       --------  ------  ------   ------   -------
                                                                      (in billions)
     Total debt.....................................  $  138.3  $ 149.7  $ 140.3  $ 145.8  $ 145.6
     Total stockholder's equity.....................      12.1     12.5     13.6     12.0     12.2
     Debt-to-equity ratio (to 1)....................      11.4     12.0     10.3     12.2     11.9

    At June 30, 2004, our financial statement leverage was 11.4 to 1, compared with 12.0 to 1 at year-end 2003. This decrease in leverage resulted primarily from lower funding requirements.

    The following table shows the calculation of our managed leverage:

                                                                           December 31,
                                                        June 30, ---------------------------------
                                                         2004     2003     2002     2001     2000
                                                       --------  ------   ------   ------   ------
                                                                      (in billions)

      Total debt                                      $  138.3   $ 149.7 $ 140.3 $  145.8 $  145.6
      Securitized off-balance sheet receivables
       outstanding..................................      45.8      49.4    71.4     58.7     28.4
      Retained interest in securitized off-balance
       sheet receivables............................     (16.4)    (13.0)  (17.6)   (12.5)    (3.7)
      Adjustments for cash and cash equivalents.....      (8.8)    (15.7)   (6.8)    (2.9)    (1.1)
      Adjustments for SFAS No. 133..................      (3.2)     (4.7)   (6.2)    (2.1)      --
                                                      --------   ------- ------- -------- --------
        Total adjusted debt.........................  $  155.7   $ 165.7 $ 181.1 $  187.0 $  169.2
                                                      ========   ======= ======= ======== ========

      Total stockholder's equity (including minority
       interest)                                      $   12.1   $  12.5 $  13.6 $   12.0 $   12.2
      Adjustments for SFAS No. 133..................       0.1       0.2     0.5      0.6       --
                                                      --------   ------- ------- --------  -------
         Total adjusted equity......................  $   12.2   $  12.7 $  14.1 $   12.6 $   12.2
                                                      ========   ======= ======= ======== ========
      Managed debt-to-equity ratio (to 1)...........      12.7      13.0    12.8     14.8     13.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

    We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we consider securitization as an alternative source of funding and evaluate credit losses, receivables and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents because they generally correspond to excess debt beyond the amount required to support our operations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt. SFAS No. 133 requires us to make fair value adjustments to our assets, debt and equity positions to reflect the impact of interest rate instruments we use in connection with our term debt issuances and securitizations. SFAS No. 133 adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of SFAS No. 133 on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For a discussion of our use of interest rate instruments and other derivatives, see Item 7A of our 10-K Report. We believe the managed leverage measure provides our investors with meaningful information regarding management's decision-making processes.

    Our managed leverage strategy involves establishing a leverage level that we believe reflects the risk characteristics of our underlying assets. In establishing a target leverage level, we consider the characteristics of the receivables in our managed portfolio and the prevailing market conditions.

    At June 30, 2004, our managed leverage was 12.7 to 1, down from 13.0 to 1 at year-end 2003. Our dividend policy is based in part on our strategy to maintain managed leverage at the lower end of the 13 - 14 to 1 range. Based on our profitability and managed receivable levels, we paid dividends of $1.9 billion in the first half of 2004.


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


Outlook

     We expect our earnings in the second half of 2004 to be lower than our earnings in the first half of 2004 primarily reflecting the impact of lower receivables, seasonal increases in credit losses and higher interest rates. At year-end 2004, we expect our managed receivables to be about $170 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In our 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. Under this model, we estimate that at June 30, 2004, all else constant, such an increase in interest rates would reduce our pre-tax net interest income by approximately $177 million over the next twelve months, compared with $179 million at December 31, 2003. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes are rarely instantaneous or parallel. Had the analysis assumed a gradual change in interest rates of 100 basis points, it would have resulted in a lower pre-tax net interest income impact.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Michael E. Bannister, our Chief Executive Officer, and David P. Cosper, our Vice Chairman, Chief Financial Officer and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in Internal Controls

      No changes in the Company's internal controls over financial reporting occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    As a result of Ford transferring its shares to Ford Holdings, LLC on July 1, 2004, we are now a wholly owned subsidiary of Ford Holdings, LLC. Ford Holdings, LLC is a wholly owned subsidiary of Ford.

    You can find additional information about Ford in Ford's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, which has been included as an exhibit to this Report (without Exhibits or Financial Statements).

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Exhibits: please refer to Exhibit Index on page 37

         Instruments defining the rights of holders of certain issues of long-term debt of Ford Credit have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford Credit. Ford Credit agrees to furnish a copy of each of such instruments to the Commission upon request.

     (b) Reports on Form 8-K

         Ford Credit filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

         Current Report on Form 8-K dated April 1, 2004 included information relating to Ford's March 2004 U.S. sales results.

         Current Report on Form 8-K dated April 21, 2004 included information relating to Ford Credit's and Ford's first quarter 2004 financial results.

         Current Report on Form 8-K dated April 22, 2004 included information relating to the appointment of officers at Ford Credit and Ford.

         Current Report on Form 8-K dated May 3, 2004 included information relating to Ford's April 2004 U.S. sales results.

         Current Report on Form 8-K dated June 2, 2004 included information relating to Ford's May 2004 U.S. sales results.

         Current Report on Form 8-K dated June 16, 2004 included information relating to Ford's second quarter 2004 earnings guidance.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford Motor Credit Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY


By:        /s/ David P. Cosper
           ---------------------------------
           (David P. Cosper)
           Vice Chairman, Chief Financial Officer and Treasurer


Date:    August 6, 2004

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of


Ford Motor Credit Company:


We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and its subsidiaries as of June 30, 2004, and the related consolidated statements of income for each of the three-month and six month periods ended June 30, 2004 and 2003, and the consolidated statement of cash flows from continuing operations for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, stockholder's equity, and cash flows from continuing operations for the year then ended (not presented herein), and in our report dated January 21, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

August 5, 2004



                            FORD MOTOR CREDIT COMPANY

                                  EXHIBIT INDEX


          Designation                 Description                       Method of Filing
       -----------------     ------------------------------------    -----------------------

       Exhibit 12               Ford Motor Credit Company             Filed with this Report
                                and Subsidiaries
                                Calculation of Ratio of
                                Earnings to Fixed Charges
       Exhibit 15               Letter of                             Filed with this Report
                                PricewaterhouseCoopers LLP,
                                Independent Accountants,
                                dated August 5, 2004, relating to
                                Financial Information
       Exhibit 31.1             Rule 15d-14(a) Certification of CEO   Filed with this report
       Exhibit 31.2             Rule 15d-14(a) Certification of CFO   Filed with this report
       Exhibit 32.1             Section 1350 Certification of CEO     Filed with this report
       Exhibit 32.2             Section 1350 Certification of CFO     Filed with this report
       Exhibit 99               Items 2 and 4 of Part I and  Items 1, Filed with this Report
                                2 and 6 of Part II of Ford Motor
                                Company's Quarterly Report on Form
                                10-Q for the quarterly period ended
                                June 30, 2004
