Form 10-Q
period 2004-09-30
FORD MOTOR CREDIT CO
filed 2004-11-08
CIK 38009

Ford Motor Credit Company




                                QUARTERLY REPORT
                                  ON FORM 10-Q

                              for the quarter ended
                               September 30, 2004






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

                For the quarterly period ended September 30, 2004
                                       OR
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X         No _____
    ------

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes _____       No    X
                   -----

    As of November 1, 2004, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.


                            REDUCED DISCLOSURE FORMAT
    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.
================================================================================

                        EXHIBIT INDEX APPEARS AT PAGE 37

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                For the Periods Ended September 30, 2004 and 2003
                                  (in millions)


                                                                    Third Quarter              Nine Months
                                                               ------------------------  ------------------------
                                                                   2004        2003         2004        2003
                                                               ----------- ------------  ----------- ------------
                                                                     (Unaudited)               (Unaudited)
 Financing revenue
   Operating leases                                            $     1,406   $   1,761   $    4,429  $    5,741
   Retail                                                            1,193       1,268        3,434       3,473
   Interest supplements and other support costs earned
     from affiliated companies                                         792         851        2,464       2,548
   Wholesale                                                           238         168          700         591
   Other                                                                54          35          163         196
                                                               ------------- ----------  ------------ ---------
      Total financing revenue                                        3,683       4,083       11,190      12,549
 Depreciation on vehicles subject to operating leases               (1,133)     (1,615)      (3,682)     (5,565)
 Interest expense                                                   (1,338)     (1,430)      (3,962)     (4,428)
                                                               ------------- ----------  ------------ ---------
   Net financing margin                                              1,212       1,038        3,546       2,556

 Other revenue
   Investment and other income related to sales
     of receivables (Note 4)                                           506         576        1,636       2,139
   Insurance premiums earned, net                                       46          54          167         179
   Other income                                                        271         230          786         736
                                                               ------------- ----------  ------------ ---------
       Total financing margin and revenue                            2,035       1,898        6,135       5,610

 Expenses
   Operating expenses                                                  568         603        1,671       1,726
   Provision for credit losses (Note 3)                                264         446          641       1,509
   Insurance expenses                                                   36          41          147         179
                                                               ------------- ----------  ------------ ---------
       Total expenses                                                  868       1,090        2,459       3,414
                                                               ------------- ----------  ------------ ---------
 Income from continuing operations before income taxes               1,167         808        3,676       2,196
 Provision for income taxes                                            435         306        1,353         848
                                                               ------------- ----------  ------------ ---------
   Income from continuing operations before minority interests         732         502        2,323       1,348
 Minority interests in net (loss)/income of subsidiaries                 -          (1)           1           2
                                                               ------------- ----------  ------------ ---------
   Income from continuing operations                                   732         503        2,322       1,346

 Income/(loss) from discontinued/held-for-sale
   operations (Note 8)                                                   2           1           (3)          1
                                                               ------------- ----------  ------------ ----------
   Net income                                                  $       734    $    504     $  2,319    $  1,347
                                                               ============= ==========  ============ ==========

    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                         September 30,     December 31,
                                                                             2004              2003
                                                                        --------------    -------------
                                                                         (Unaudited)
         ASSETS
           Cash and cash equivalents (Note 1)                           $     10,148      $     15,688
           Investments in securities                                             595               611
           Finance receivables, net (Note 2)                                 110,544           108,912
           Net investment in operating leases                                 21,448            23,164
           Retained interest in securitized assets (Note 4)                    9,473            13,017
           Notes and accounts receivable from affiliated companies             1,516             2,060
           Derivative financial instruments (Note 10)                          5,741             9,842
           Assets of discontinued/held-for-sale operations (Note 8)              -                 388
           Other assets                                                        4,674             5,530
                                                                        ------------      ------------
             Total assets                                               $    164,139      $    179,212
                                                                        ============      ============

         LIABILITIES AND STOCKHOLDER'S EQUITY
         Liabilities
           Accounts payable
              Trade, customer deposits, and dealer reserves             $      1,475      $      1,535
              Affiliated companies                                             1,758             1,258
                                                                        ------------      ------------
              Total accounts payable                                           3,233             2,793
           Debt (Note 5)                                                     135,336           149,652
           Deferred income taxes, net                                          7,467             6,334
           Derivative financial instruments (Note 10)                            956             1,370
           Liabilities of discontinued/held-for-sale operations (Note 8)           -                37
           Other liabilities and deferred income                               5,705             6,533
                                                                        ------------      ------------
              Total liabilities                                              152,697           166,719

         Minority interests in net assets of subsidiaries                         12                19

         Stockholder's equity
           Capital stock, par value $100 a share, 250,000 shares
              authorized, issued and outstanding                                  25                25
           Paid-in surplus (contributions by stockholder)                      5,117             5,117
           Accumulated other comprehensive income (Note 7)                       457               420
           Retained earnings (Note 7)                                          5,831             6,912
                                                                        ------------      ------------
             Total stockholder's equity                                       11,430            12,474
                                                                        ------------      ------------
             Total liabilities and stockholder's equity                 $    164,139      $    179,212
                                                                        ============      ============


    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CASH FLOWS FROM CONTINUING OPERATIONS
                For the Periods Ended September 30, 2004 and 2003
                                  (in millions)



                                                                                       Nine Months
                                                                                -------------------------
                                                                                    2004        2003
                                                                                ----------- ------------
                                                                                      (Unaudited)
          Cash flows from operating activities
             Income from continuing operations                                  $    2,322  $    1,346
              Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
              Provision for credit losses                                              641       1,509
              Depreciation and amortization                                          4,010       5,865
              Gain on sales of finance receivables                                    (150)       (329)
              Increase in deferred income taxes                                      1,007         567
              Decrease in other assets                                               4,021       2,099
              (Decrease)/increase in other liabilities                                (664)        822
              All other operating activities                                          (146)        (26)
                                                                                -----------   ----------
               Net cash provided by operating activities                            11,041      11,853
                                                                                -----------   ----------
          Cash flows from investing activities
             Purchase of finance receivables (other than wholesale)                (39,450)    (37,863)
             Collection of finance receivables (other than wholesale)               30,324      24,312
             Purchase of operating lease vehicles                                   (9,010)     (7,822)
             Liquidation of operating lease vehicles                                 6,633       9,255
             Decrease/(increase) in wholesale receivables                            1,373        (894)
             Net change in retained interest                                          (145)      4,419
             (Increase)/decrease in note receivable with affiliate                     (27)        256
             Proceeds from sale of receivables                                       9,154      15,781
             Purchase of investment securities                                        (622)       (481)
             Proceeds from sale/maturity of investment securities                      641         581
             Proceeds from sale of businesses                                          412       1,421
             All other investing activities                                            (27)         42
                                                                                -----------   ----------
               Net cash (used in)/provided by investing activities                    (744)      9,007
                                                                                -----------   ----------
          Cash flows from financing activities
             Proceeds from issuance of long-term debt                                9,077      14,776
             Principal payments on long-term debt                                  (26,668)    (20,440)
             Change in short-term debt, net                                          5,136         957
             Cash dividends paid                                                    (3,400)     (2,900)
                                                                                -----------   ----------
               Net cash used in financing activities                               (15,855)     (7,607)

          Effect of exchange rate changes on cash and cash equivalents                  18         247
                                                                                -----------   ----------
              Net change in cash and cash equivalents                               (5,540)     13,500
          Cash and cash equivalents, beginning of period                            15,688       6,793
                                                                                -----------   ----------
          Cash and cash equivalents, end of period                              $   10,148   $  20,293
                                                                                ===========  ===========
          Supplementary cash flow information
            Interest paid                                                       $    4,612   $   4,945
            Taxes paid                                                                 104         122


    The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include Ford Motor Credit Company, its controlled domestic and foreign subsidiaries and joint ventures, and variable interest entities ("VIEs") in which Ford Motor Credit Company is considered the primary beneficiary (collectively referred to herein as "Ford Credit", "we", "our" or "us"). We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford"). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, and instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "10-K Report"). Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

    At September 30, 2004 and December 31, 2003, approximately $800 million and $850 million, respectively, of our cash balance are legally isolated to primarily support our on-balance sheet securitization special purpose entities ("SPEs").


NOTE 2.  FINANCE RECEIVABLES

    Net finance receivables at September 30, 2004 and December 31, 2003 were as follows (in millions):


                                                                      September 30,     December 31,
                                                                           2004            2003
                                                                      --------------   --------------
                                                                       (Unaudited)

             Retail (a)                                               $      84,133    $      80,015
             Wholesale (b)                                                   21,347           22,618
             Other (c)                                                        7,270            8,661
                                                                      --------------   --------------
              Total finance receivables, net of unearned income             112,750          111,294
             Less:  Allowance for credit losses                              (2,206)          (2,382)
                                                                      --------------   --------------
              Finance receivables, net                                $     110,544    $     108,912
                                                                      ==============   ==============

    (a) At September 30, 2004 and December 31, 2003, includes about $13.2 billion and $14.3 billion, respectively, of retail receivables that have been sold for legal purposes to securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants. These receivables are not available to pay our obligations or the claims of our creditors.
    (b) At September 30, 2004 and December 31, 2003, includes about $1.3 billion and $800 million, respectively, of wholesale receivables primarily with dealers that are reported as consolidated subsidiaries of Ford effective July 1, 2003. Ford generally does not guarantee these receivables.
    (c) At September 30, 2004 and December 31, 2003, includes approximately $100 million of other receivables with dealers that are reported as consolidated subsidiaries of Ford effective July 1, 2003. Ford generally does not guarantee these receivables.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3.  ALLOWANCE FOR CREDIT LOSSES

    The following table summarizes the activity in the allowance for credit losses on finance receivables and operating leases for the periods ended September 30 (in millions):


                                                                 Third Quarter              Nine Months
                                                                2004        2003         2004        2003
                                                             ---------- ----------   -----------  ----------
                                                                  (Unaudited)               (Unaudited)

      Allowance, beginning of period                         $    2,651  $    3,238    $    3,006  $   3,173
       Provision for credit losses                                  264         446           641      1,509
       Deductions
        Charge-offs                                                 472         594         1,403      1,780
        Recoveries                                                 (123)       (128)         (387)      (370)
                                                             ------------ ----------   ----------- -----------
          Net charge-offs                                           349         466         1,016      1,410
       Other changes, principally amounts related to finance
        receivables sold and translation adjustments                 (8)          4            57         58
                                                             ------------ ----------   ----------- -----------
          Net deductions                                            341         470         1,073      1,468
                                                             ------------ ----------   ----------- -----------
       Allowance, end of period (a)                          $    2,574   $   3,214    $    2,574  $   3,214
                                                             ============ ==========   ==========  ===========


    (a) At September 30, 2004, includes $2,206 million on finance receivables and $368 million on operating leases. At September 30, 2003, includes $2,690 million on finance receivables and $524 million on operating leases.


NOTE 4.  SALES OF RECEIVABLES

Retained Interest

    Components of retained interest in receivables sold in securitization transactions at September 30, 2004 and December 31, 2003 were as follows (in millions):


                                                              September 30,      December 31,
                                                                  2004               2003
                                                              --------------     -------------
                                                               (Unaudited)
Wholesale receivables sold to securitization entities         $       6,571      $      9,249
Subordinated securities                                               1,017             1,568
Interest-only strips                                                  1,017             1,169
Restricted cash held for benefit of securitization entities             501               511
Senior securities                                                       367               520
                                                              --------------     -------------
  Retained interest in securitized assets                     $       9,473      $     13,017
                                                              ==============     =============



    Most of the retained interest in sold wholesale receivables ($5.0 billion and $8.0 billion at September 30, 2004 and December 31, 2003, respectively) represents our undivided interest in wholesale receivables that are available to support the issuance of additional securities by a securitization entity; the balance represents credit enhancements. Interest-only strips represent the present value of monthly collections on the sold finance receivables in excess of amounts needed by the SPE (securitization trust) to pay principal and interest to investors and servicing fees that will be realized by us. Investments in subordinated securities and restricted cash are senior to interest-only strips for credit enhancement purposes.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTE 4.  SALES OF RECEIVABLES (Continued)

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

Investment and Other Income

    The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the periods ended September 30 (in millions):


                                                                          Third Quarter             Nine Months
                                                                      --------------------    ---------------------
                                                                         2004      2003          2004       2003
                                                                      --------- ----------    ---------  ----------
                                                                          (Unaudited)              (Unaudited)
       Net gain on sales of receivables                               $     20  $     45      $    150    $    329
       Interest income on sold wholesale receivables
        and retained securities                                            162       138           467         545
       Servicing fees                                                       99       152           329         528
       Excess spread and other                                             225       241           690         737
                                                                      --------- ----------    ---------   ---------
        Investment and other income related to sales of               $    506  $    576      $  1,636    $  2,139
         receivables                                                  ========= ==========    =========   =========


Securitization Special Purpose Entities

    We use SPEs, including on-balance sheet SPEs, in a variety of securitization transactions as a source of funds for our operations. At September 30, 2004, about $13.2 billion of retail installment receivables reported on our balance sheet have been sold for legal purposes to securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants. These receivables are not available to pay our obligations or the claims of our creditors. The debt issued by the SPEs includes both asset-backed commercial paper and medium-term notes, which is payable solely out of collections on these receivables and is not our legal obligation; these issuances, for financial statement reporting purposes, are reported as debt on our balance sheet.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5.  DEBT

    Debt at September 30, 2004 and December 31, 2003 was as follows (in millions):


                                                  Interest Rates
                                        ----------------------------------
                                             Average         Weighted-
                                         Contractual (a)    Average (b)    September 30,     December 31,
                                        ----------------- ----------------
                                          2004     2003    2004     2003        2004             2003
                                        ------- --------- ------- -------- --------------   --------------
                                                                            (Unaudited)
Short-term debt
   Commercial paper                      1.6%    1.9%                      $      8,513     $      6,095
   Asset-backed commercial paper (c)     1.5%    1.2%                            10,851            8,984
   Floating rate demand notes            2.4%    2.8%                             8,083            7,328
   Other short-term debt (d)             5.5%    5.9%                             2,404            2,290
                                                                           --------------   --------------
      Total short-term debt              2.1%    2.3%     2.3%    2.5%           29,851           24,697
                                                                           --------------   --------------

Long-term debt
   Senior indebtedness
    Notes payable within one year (e)                                            31,667           29,534
    Notes payable after one year (f)                                             73,875           95,474
    Unamortized discount                                                            (57)             (53)
                                                                           --------------   --------------
      Total long-term debt (g)           5.9%    5.8%     4.5%    4.2%          105,485          124,955
                                                                           --------------   --------------

      Total debt                         5.0%    5.2%     4.0%    3.9%     $    135,336     $    149,652
                                                                           ==============   ==============

   (a) Third Quarter 2004 and Fourth Quarter 2003 average contractual rates excluding the effects of interest rate swap agreements and facility fees.
   (b) Third Quarter 2004 and Fourth Quarter 2003 weighted-average rates including the effect of interest rate swap agreements.
   (c) Amounts represent asset-backed commercial paper issued by FCAR which is payable solely out of collections on the receivables supporting FCAR's assets and is not our legal obligation.
   (d) Includes $15 million and $54 million with affiliated companies at September 30, 2004 and December 31, 2003, respectively.
   (e) Includes $54 million and $2 million with affiliated companies at September 30, 2004 and December 31, 2003, respectively.
   (f) Includes $54 million and $133 million with affiliated companies at September 30, 2004 and December 31, 2003, respectively. Also includes debt of $701 million at September 30, 2004 and $324 million at December 31, 2003, which is payable solely out of collections on receivables and is not our legal obligation.
   (g) The average contractual and weighted-average interest rates for total long-term debt represent the rates for both notes payable within one year and notes payable after one year.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6.  VARIABLE INTEREST ENTITIES

    Effective July 1, 2003, we adopted Financial Interpretation No. 46
("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, for VIEs formed prior to February 1, 2003. FIN 46 requires that once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Our adoption of FIN 46R, on December 15, 2003, did not impact our financial reporting.

    We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $137 million at September 30, 2004) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

    On-balance sheet securitization SPEs, discussed in Note 4, are also considered VIEs under FIN 46R.

    We also sell receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us. At September 30, 2004, these SPEs held about $4.1 billion of retail installment sale contracts previously owned by us.


NOTE 7.  RETAINED EARNINGS AND COMPREHENSIVE INCOME

    The following table summarizes earnings retained for use in the business for the periods ended September 30 (in millions):


                                                        Third Quarter                 Nine Months
                                                   -------------------------    -------------------------
                                                      2004         2003            2004         2003
                                                   ------------ ------------    ------------ ------------
                                                         (Unaudited)                  (Unaudited)

          Retained earnings, beginning balance     $    6,597   $   7,738       $    6,912    $   8,795
           Net income                                     734         504            2,319        1,347
           Dividends                                   (1,500)     (1,000)          (3,400)      (2,900)
                                                   ------------ ------------    ------------  -----------
          Retained earnings, ending balance        $    5,831   $   7,242       $    5,831    $   7,242
                                                   ============ ============    ============  ===========


    The following table summarizes comprehensive income for the periods ended September 30 (in millions):


                                                        Third Quarter                 Nine Months
                                                   -------------------------    ------------------------
                                                       2004        2003             2004        2003
                                                   ------------ ------------    ------------ -----------
                                                         (Unaudited)                    (Unaudited)

          Net income                               $      734   $      504      $    2,319    $   1,347
          Other comprehensive income                       50           99              37          494
                                                   ------------ ------------    ------------  ----------
            Total comprehensive income             $      784   $      603      $    2,356    $   1,841
                                                   ============ ============    ============  ==========


    Comprehensive income includes foreign currency translation adjustments, unrealized gains and losses on investments in securities, unrealized gains and losses on certain derivative instruments, and unrealized gains and losses on retained interests in securitized assets (unrealized amounts are net of related tax effects).

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 8.  DISCONTINUED AND HELD-FOR-SALE OPERATIONS

    During the fourth quarter of 2003, management committed to a plan to sell AMI Leasing and Fleet Management Services ("AMI"), our operation in the U.S. that offers full service car and truck leasing. This business was reported as held-for-sale under Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-lived Assets. We recognized an after-tax charge of $55 million in 2003 reflecting the anticipated loss on sale of these assets, which was reported in loss on disposal of discontinued/held-for-sale operations. This amount represented the difference between the anticipated selling price of these assets, less costs to sell them, and their recorded book value. During the third quarter of 2004, we completed the sale of AMI; the income statement impact related to the final disposition was not material.


NOTE 9.  GUARANTEES

    The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis. At September 30, 2004, the following guarantees and indemnifications were issued and outstanding:

    Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $177 million.

    Indemnifications: In the ordinary course of business, we execute contracts that include indemnifications typical in the industry, which are related to several types of transactions, such as debt funding, derivatives, the sale of receivables, and the sale of businesses. These indemnifications might include claims related to any of the following: intellectual property and privacy rights; governmental regulations and employment-related issues; dealer, supplier, and other commercial contractual relationships; financial status; tax related issues; securities law; and environmental related issues. Performance under these indemnities would generally be triggered by a breach of terms of a contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts that we are a party to and have accrued for expected losses that are probable and for which a loss can be estimated. During the third quarter of 2004, there were no significant changes to our indemnifications.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10.  DERIVATIVE FINANCIAL INSTRUMENTS

Income Statement Impact

    The following table presents, for the periods ended September 30, the ineffective portion of both fair value and cash flow hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments that reflect changes in interest rates for non-designated hedging activity (in millions):


                                                         Third Quarter         Nine Months
                                                      ------------------   ------------------
                                                        2004     2003        2004     2003
                                                      -------- ---------   -------- ---------
                                                         (Unaudited)          (Unaudited)
                       Income before income taxes     $   99    $   58     $   234   $  178


Balance Sheet Impact

    The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions for assuming our position in the derivatives transaction and includes mark-to-market adjustments to reflect the effects of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes, at September 30, 2004 and December 31, 2003, the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis (in millions):


                                                      September 30, 2004               December 31, 2003
                                                  ---------------------------     ---------------------------
                                                   Fair Value    Fair Value        Fair Value     Fair Value
                                                     Assets      Liabilities         Assets      Liabilities
                                                  ------------  -------------     ------------  -------------
                                                          (Unaudited)
      Foreign currency swaps                      $    2,996    $      846        $     6,257   $     1,119
      Interest rate swaps                              3,090           189              3,930           213
      Foreign currency forwards and options (a)            -           266                  -           383
      Impact of netting agreements                      (345)         (345)              (345)         (345)
                                                  ------------  -------------     ------------  -------------
      Total derivative financial instruments      $    5,741    $      956        $     9,842   $     1,370
                                                  ============  =============     ============  =============


    (a) Includes internal forward contracts between Ford Credit and an affiliated company.

    Period-to-period changes in the derivative asset and liability amounts may be impacted by net interest or foreign currency settlements, changes in foreign exchange and interest rates, and the notional amount of derivatives outstanding.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11.  SEGMENT INFORMATION

    We divide our operating segments based on geographic regions: the North America Segment (includes operations in the United States and Canada) and the International Segment (includes operations in all other countries). We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other adjustments in applying Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, on January 1, 2001. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. The segments are presented on a managed basis (managed basis includes on-balance sheet receivables and securitized off-balance sheet receivables activity), and the effect of off-balance sheet securitizations is included in unallocated/eliminations. Certain amounts in prior year segment information have been reclassified to conform to current year presentation.

    Key operating data for our operating segments for the periods ended September 30 or at September 30 were as follows (in millions):


                                                                       Unallocated/Eliminations
                                                                 -------------------------------------    Ford
                                         North                    Unallocated   Effect of                Credit
                                        America   International      Risk        Sales of               Financial
                                        Segment      Segment      Management   Receivables    Total    Statements
                                      ---------- --------------- ------------ ------------- ---------- -----------
                                                                      (Unaudited)
Third Quarter 2004
Revenue                               $   3,786   $     920       $     99     $    (299)    $  (200)   $   4,506
Income
 Income before income taxes                 886         182             99             -          99        1,167
 Provision for income taxes                 332          64             39             -          39          435
 Income from continuing operations          554         118             60             -          60          732
Other disclosures
  Depreciation on vehicles subject
   to operating leases                    1,022         111              -             -           -        1,133
  Interest expense                        1,123         416              -          (201)       (201)       1,338
  Provision for credit losses               233          31              -             -           -          264


Third Quarter 2003
Revenue                               $   4,434   $     909       $     51     $    (451)    $  (400)   $   4,943
Income
 Income before income taxes                 562         188             58             -          58          808
 Provision for income taxes                 209          66             31             -          31          306
 Income from continuing operations          353         122             28             -          28          503
Other disclosures
  Depreciation on vehicles subject
   to operating leases                    1,465         150              -             -           -        1,615
  Interest expense                        1,343         420             (7)         (326)       (333)       1,430
  Provision for credit losses               403          43              -             -           -          446


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11.  SEGMENT INFORMATION (Continued)


                                                                       Unallocated/Eliminations
                                                                 -------------------------------------    Ford
                                         North                    Unallocated   Effect of                Credit
                                        America   International      Risk        Sales of               Financial
                                        Segment      Segment      Management   Receivables    Total    Statements
                                      ---------- --------------- ------------ ------------- ---------- -----------
                                                                      (Unaudited)
Nine Months 2004
Revenue                               $  11,805   $   2,881       $    234     $  (1,141)  $    (907)   $  13,779
Income
 Income before income taxes               2,814         628            234             -         234        3,676
 Provision for income taxes               1,048         220             85             -          85        1,353
 Income from continuing operations        1,766         408            148             -         148        2,322
Other disclosures
 Depreciation on vehicles subject
  to operating leases                     3,317         365              -             -           -        3,682
 Interest expense                         3,362       1,314              -          (714)       (714)       3,962
 Provision for credit losses                548          93              -             -           -          641
 Finance receivables (including net
  investment in operating leases)       131,646      38,726            307       (38,687)    (38,380)     131,992
 Total assets                           149,072      43,974            307       (29,214)    (28,907)     164,139



Nine Months 2003
Revenue                               $  14,321   $   2,720       $    178     $  (1,616)  $  (1,438)  $   15,603
Income
 Income before income taxes               1,517         501            178             -         178        2,196
 Provision for income taxes                 606         176             66             -          66          848
 Income from continuing operations          911         325            110             -         110        1,346
Other disclosures
 Depreciation on vehicles subject
  to operating leases                     5,139         426              -             -           -        5,565
 Interest expense                         4,372       1,254              -        (1,198)     (1,198)       4,428
 Provision for credit losses              1,361         148              -             -           -        1,509
 Finance receivables (including net
  investment in operating leases)       143,360      37,136            628       (49,204)    (48,576)     131,920
 Total assets                           172,970      43,784            628       (39,002)    (38,374)     178,380

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We were incorporated in Delaware in 1959. We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford"). We provide automotive financing in 36 countries for Ford, Lincoln, Mercury, Aston Martin, Jaguar, Land Rover, Mazda and Volvo dealers and customers. Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is
(313) 322-3000.

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

     We analyze our financial performance primarily on an on-balance sheet and managed basis. We retain interests in receivables sold in off-balance sheet securitizations, and with respect to subordinated retained interests, we have credit risk. As a result, we evaluate charge-offs, receivables and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions. As a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. To evaluate the performance of these activities, we monitor a number of serviced performance measures, such as repossession statistics, losses on repossessions and the number of bankruptcy filings.

     We measure the performance of our North America segment and our International segment primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other adjustments in applying Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. For further discussion regarding our segments, see Note 11 of our Notes to Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Third Quarter 2004 Compared with Third Quarter 2003

    In the third quarter of 2004, we earned $734 million, up $230 million or 46% compared with earnings of $504 million a year ago. Our consolidated pre-tax income from continuing operations was $1.2 billion, up $359 million or 44% from earnings of $808 million a year ago. The increase in earnings primarily resulted from improved credit loss performance ($182 million) and leasing results ($180 million), offset partially by the impact of lower receivables ($87 million).

    Results of our operations by business segment for the third quarter of 2004 and 2003 are shown below:


                                                                             Third Quarter
                                                         --------------------------------------------------
                                                                                           2004 Over/
                                                                                          (Under) 2003
                                                                                    -----------------------
                                                             2004         2003        Amount    Percentage
                                                          ----------   ---------    ---------  ------------
                                                                              (in millions)
      Income before income taxes
        North America segment ........................... $     886    $    562     $    324         58%
        International segment............................       182         188           (6)        (3)
        Unallocated/eliminations ........................        99          58           41
                                                          ----------   ---------    ---------
         Pre-tax income from continuing operations ....       1,167         808          359         44
      Provision for income taxes and minority interests .      (435)       (305)        (130)
      Income from discontinued/held-for-sale operations .         2           1            1
                                                          ----------   ---------    ---------
         Total net income .............................   $     734    $    504     $     230        46%
                                                          ==========   =========    =========


    North America segment income before income taxes in the third quarter of 2004 was up $324 million compared with the third quarter of 2003. This increase primarily reflected improved credit loss performance and leasing results. The improved credit loss performance primarily resulted from fewer repossessions and a lower average loss per repossession. The improvement in leasing results primarily reflected higher used vehicles prices and a reduction in the percentage of vehicles returned to us at lease termination.

    International segment income before income taxes in the third quarter of 2004 was down $6 million compared with the third quarter of 2003. This decrease was more than explained by the impact of lower income related to sales of receivables.

    Income before income taxes in the unallocated/eliminations category in the third quarter of 2004 was up $41 million compared with the third quarter of 2003. The increase primarily reflected the net favorable market valuation of derivative instruments and associated exposures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Nine Months 2004 Compared with First Nine Months 2003

    In the first nine months of 2004, we earned $2.3 billion, up $972 million or 72% compared with earnings of $1.3 billion a year ago. Our consolidated pre-tax income from continuing operations was $3.7 billion, up $1.5 billion or 67% from earnings of $2.2 billion a year ago. The increase in earnings primarily resulted from improved credit loss performance and leasing results, offset partially by the impact of lower income related to sales of receivables.

    Results of our operations by business segment for the first nine months of 2004 and 2003 are shown below:


                                                                         First Nine Months
                                                         --------------------------------------------------
                                                                                           2004 Over/
                                                                                          (Under) 2003
                                                                                    -----------------------
                                                             2004         2003        Amount    Percentage
                                                          ----------   ---------    ---------  ------------
                                                                              (in millions)
      Income before income taxes
        North America segment ........................... $   2,814    $  1,517     $  1,297         85%
        International segment............................       628         501          127         25
        Unallocated/eliminations ........................       234         178           56
                                                          ----------   ---------    ---------
         Pre-tax income from continuing operations ....       3,676       2,196        1,480         67
      Provision for income taxes and minority interests .    (1,354)       (850)        (504)
      Income from discontinued/held-for-sale operations .        (3)          1           (4)
                                                          ----------   ---------    ---------
         Total net income .............................   $   2,319    $  1,347     $    972         72%
                                                          ==========   =========    =========


    North America segment income before income taxes in the first nine months of 2004 was up $1.3 billion compared with the first nine months of 2003. This increase primarily reflected improved credit loss performance and improved leasing results, offset partially by lower income related to sales of receivables. The improved credit loss performance primarily resulted from fewer repossessions and a lower average loss per repossession. The improvement in leasing results primarily reflected higher used vehicles prices and a reduction in the percentage of vehicles returned to us at lease termination. The lower income related to sales of receivables primarily reflected lower sales of receivables and the impact of lower outstanding off-balance sheet receivables.

    International segment income before income taxes in the first nine months of 2004 was up $127 million compared with the first nine months of 2003. This increase primarily reflected improved credit loss performance, favorable changes in currency exchange rates, and lower operating costs in Europe.

    Income before income taxes in the unallocated/eliminations category in the first nine months of 2004 was up $56 million compared with the first nine months of 2003. The improvement primarily reflected the net favorable market valuation of derivative instruments and associated exposures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Placement Volume and Financing Share

    Total worldwide financing contract placement volumes, excluding financing volumes for unconsolidated entities, for new and used vehicles are shown below:


                                                Third Quarter   First Nine Months           Full Year
                                                -------------   -----------------   ---------------------------
                                                2004    2003     2004      2003      2003   2002    2001   2000
                                                -----  ------   ------    -------   ------ ------  -----  -----
                                                                        (in thousands)
         Worldwide
           Retail installment..............      756    807     2,046     2,181     2,805    3,215   4,441  3,728
           Operating and finance leases....      129    110       388       389       487      775   1,050  1,228
                                               -----  ------   -------   ------    ------    -----   -----  -----
             Total financing volume........      885    917     2,434     2,570     3,292    3,990   5,491  4,956
                                               =====  ======   ======    ======    ======    =====   =====  =====

         North America Segment
           United States...................      579    588     1,479     1,551     1,980    2,512   3,819  3,525
           Canada..........................       46     54       134       156       197      212     227    210
                                               -----  ------   -------   ------    ------   ------  ------  -----
             Total North America segment...      625    642     1,613     1,707     2,177    2,724   4,046  3,735

         International Segment
           Europe..........................      191    205       614       649       836      917     988    795
           Other international.............       69     70       207       214       279      349     457    426
                                               -----  ------   -------   ------    ------   ------   -----  -----
             Total International segment...      260    275       821       863     1,115    1,266   1,445  1,221
                                               -----  ------   -------   ------    ------   ------   -----  -----
             Total financing volume........      885    917     2,434     2,570     3,292    3,990   5,491  4,956
                                               =====  ======   =======   ======    ======   ======   =====  =====

    Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and of new Ford brand vehicles acquired by dealers in Europe:


                                                Third Quarter   First Nine Months            Full Year
                                                -------------   -----------------   -----------------------------
                                                2004    2003     2004      2003      2003   2002    2001    2000
                                                -----  ------   ------    -------   ------ ------  ------  ------
        United States
          Financing share - Ford, Lincoln and
           Mercury
             Retail installment and lease.....    55%    48%      44%        39%     39%    41%     54%     51%
             Wholesale........................    78     82       79         83      82     85      84      84
        Europe
          Financing share - Ford
             Retail installment and lease.....    29%    31%      28%        31%     31%    34%     37%     32%
             Wholesale........................    97     96       97         96      97     97      97      97


    North America Segment. Our total financing contract placement volumes were 625,000 contracts in the third quarter of 2004, down 17,000 contracts or 3% compared with a year ago reflecting our reduction of used and non-Ford retail installment financing as a result of our continued focus on supporting Ford's brands. Financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 55% in the third quarter of 2004 compared with 48% a year ago. This increase primarily reflected higher contract placement volumes involving favorable Ford-sponsored marketing programs.

    In the third quarter of 2004, wholesale market share was 78%, down four percentage points from a year ago. The decline primarily reflected the impact of pricing actions by competitor financing sources. In the third quarter of 2004, we continued our dealer loyalty programs intended to improve our wholesale market share.

     In the first nine months of 2004, our total financing contract placement volumes were 1,613,000 contracts, down 94,000 contracts or 6% compared with a year ago. This overall decrease reflected our reduction of used and non-Ford retail installment financing as a result of our continued focus on supporting Ford's brands.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     International Segment. In the third quarter of 2004, our total financing contract placement volumes were 260,000, down 15,000 contracts or 5% compared with a year ago. This decline resulted from lower volumes in Britain, primarily from lower Ford-sponsored marketing incentives.

     In the first nine months of 2004, our total financing contract placement volumes were 821,000, down 42,000 contracts or 5% compared with a year ago. This overall decrease resulted primarily from the same factors described in the preceding paragraph.

Financial Condition

Finance Receivables and Operating Leases

    Our financial condition is impacted significantly by the level of our receivables, which are shown below:



                                                                     December 31,
                                        September 30,  ----------------------------------------
  Receivables                               2004        2003       2002       2001       2000
                                        ------------   -------   -------    -------    --------
                                                                (in billions)
  On-Balance Sheet
  (including on-balance sheet
  securitizations)
  Finance receivables
   Retail installment................... $   82.1     $  77.8    $  68.4    $  83.4    $  79.9
   Wholesale............................     21.2        22.5       16.4       15.4       33.7
   Other................................      7.2         8.6        9.8        9.1        8.4
                                         --------     -------    -------    -------    -------
     Total finance receivables, net.....    110.5       108.9       94.6      107.9      122.0
  Net investment in operating leases....     21.5        23.2       31.3       37.2       36.5
                                         --------     -------    -------    -------    -------
     Total on-balance sheet............. $  132.0     $ 132.1    $ 125.9    $ 145.1    $ 158.5
                                         ========     =======    =======    =======    =======

  Memo: Allowance for credit losses
   included above....................... $    2.6     $   3.0    $   3.2    $   2.8    $   1.6

  Securitized Off-Balance Sheet
  Finance receivables
   Retail installment................... $   20.1     $  29.1    $  48.9    $  41.2    $  26.0
   Wholesale............................     18.6        20.3       22.5       17.5        2.3
   Other................................       --          --         --         --         --
                                         --------     -------    -------    -------    -------
     Total finance receivables..........     38.7        49.4       71.4       58.7       28.3
  Net investment in operating leases....       --          --         --         --        0.1
                                         --------     -------    -------    -------    -------
     Total securitized off-balance sheet.$   38.7     $  49.4    $  71.4    $  58.7    $  28.4
                                         ========     =======    =======    =======    =======

  Managed
  Finance receivables
   Retail installment................... $  102.2     $ 106.9    $ 117.3    $ 124.6    $ 105.9
   Wholesale............................     39.8        42.8       38.9       32.9       36.0
   Other................................      7.2         8.6        9.8        9.1        8.4
                                         --------     -------    -------    -------    -------
      Total finance receivables.........    149.2       158.3      166.0      166.6      150.3
  Net investment in operating leases....     21.5        23.2       31.3       37.2       36.6
                                         --------     -------    -------    -------    -------
      Total managed..................... $  170.7     $ 181.5    $ 197.3    $ 203.8    $ 186.9
                                         ========     =======    =======    =======    =======

  Serviced.............................. $  175.4     $ 188.8    $ 202.3    $ 203.8    $ 186.9


    On-Balance Sheet Receivables. On-balance sheet net finance receivables and net investment in operating leases at September 30, 2004, were $132.0 billion, down $100 million from year-end 2003.

    At September 30, 2004 and December 31, 2003, on-balance sheet receivables included about $13.2 billion and $14.3 billion, respectively, of retail receivables that have been sold for legal purposes to securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants. These receivables are not available to pay our obligations or the claims of our creditors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables at September 30, 2004, were $38.7 billion, down $10.7 billion from year-end 2003. The decrease primarily reflected lower funding requirements.

    Managed Receivables. Total managed receivables at September 30, 2004, were $170.7 billion, down $10.8 billion from year-end 2003.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Credit Loss Metrics

Worldwide

    The following table shows actual credit losses net of recoveries ("charge-offs") for our worldwide on-balance sheet, reacquired, securitized off-balance sheet and managed receivables, for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal annualized charge-offs divided by the average amount of net receivables outstanding for the period, are shown for our on-balance sheet and managed portfolios.




                                                        Third Quarter   First Nine Months           Full Year
                                                     ----------------- ------------------ ------------------------
                                                        2004     2003     2004     2003     2003    2002     2001
                                                     -------- -------- -------- --------  -------  ------   ------
Charge-offs                                                                  (in millions)
   On-Balance Sheet
    Retail installment and lease.................    $   340   $   443  $  999   $1,356   $1,871   $2,292   $2,052
    Wholesale....................................         10        21      19       38      148       40       33
    Other........................................         (1)        2      (2)      16       25       30       24
                                                     -------   -------  ------   ------   ------   ------   ------
     Total on-balance sheet......................        349       466   1,016    1,410    2,044    2,362    2,109
   Reacquired Receivables (retail)...............         18        37      57       56       92       --       --
                                                     -------   -------  ------   ------   ------   ------   ------
     Total on-balance sheet (including reacquired
      receivables)..............................     $   367   $   503  $1,073   $1,466   $2,136   $2,362   $2,109
                                                     =======   =======  ======   ======   ======   ======   ======


   Securitized Off-Balance Sheet
    Retail installment and lease.................    $    90   $  167   $  323   $  510   $  677   $  448    $ 218
    Wholesale....................................          1       (2)       1        1       --        6        1
    Other........................................         --       --       --       --       --       --       --
                                                     -------   ------   ------   ------   ------   ------    -----
      Total securitized off-balance sheet........    $    91   $  165   $  324   $  511   $  677   $  454    $ 219
                                                     =======   ======   ======   ======   ======   ======    =====

   Managed
    Retail installment and lease..................   $   448   $  647   $1,379   $1,922   $2,640   $2,740   $2,270
    Wholesale.....................................        11       19       20       39      148       46       34
    Other.........................................        (1)       2       (2)      16       25       30       24
                                                     -------   ------   ------   ------   ------   ------   ------
      Total managed..............................    $   458   $  668   $1,397   $1,977   $2,813   $2,816   $2,328
                                                     =======   ======   ======   ======   ======   ======   ======

Loss-to-Receivables Ratios
  On-Balance Sheet (including reacquired
   receivables)*
    Retail installment and lease..................    1.41%    1.83%    1.41%    1.89%    1.97%    2.05%     1.74%
    Wholesale.....................................    0.19     0.44     0.12     0.28     0.79     0.25      0.12
      Total including other.......................    1.13%    1.52%    1.10%    1.54%    1.67%    1.72%     1.36%

   Memo: On-Balance Sheet (excluding reacquired
    receivables)...................................   1.07%    1.40%    1.05%    1.49%    1.60%    1.72%     1.36%

   Managed
    Retail installment and lease..................    1.45%    1.88%    1.47%    1.85%    1.91%    1.73%     1.43%
    Wholesale.....................................    0.11     0.21     0.06     0.13     0.37     0.13      0.10%
      Total including other.......................    1.07%    1.45%    1.06%    1.41%    1.50%    1.39%     1.19%

- - - - -
* We believe that the use of the on-balance sheet loss-to-receivables ratio that includes the charge-offs on reacquired receivables is useful to our investors because it provides a more complete presentation of our on-balance sheet charge-off performance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    On-Balance Sheet. In the third quarter of 2004, charge-offs for our on-balance sheet portfolio excluding charge-offs on reacquired receivables declined $117 million or 25% from a year ago, primarily reflecting lower repossessions and a lower average loss per repossession in our U.S. retail installment and operating lease portfolio. Our on-balance sheet loss-to-receivables ratio including reacquired receivables in the third quarter of 2004 was 1.13%, down from 1.52% in 2003.

    In the first nine months of 2004, charge-offs for our on-balance sheet portfolio excluding charge-offs on reacquired receivables were $1,016 million, down $394 million or 28% from a year ago for the same reasons stated above. The on-balance sheet loss-to-receivables ratio including reacquired receivables for the first nine months of 2004 was 1.10%, down from 1.54% in the first nine months of 2003.

    Securitized Off-Balance Sheet. In the third quarter of 2004, charge-offs for our securitized off-balance sheet portfolio decreased $74 million or 45% from a year ago, primarily reflecting lower repossessions and a lower average loss per repossession in our U.S. retail installment receivables and an overall lower level of securitized receivables resulting from lower securitization activity in the last year. In the first nine months of 2004, charge-offs for our securitized off-balance sheet portfolio declined $187 million or 37% from a year ago.

    Managed. In the third quarter of 2004, charge-offs for our managed portfolio decreased $210 million or 31% from a year ago primarily reflecting improved performance in our U.S. retail installment and operating lease portfolio and an overall lower level of receivables resulting from lower placement volumes. Our loss-to-receivables ratio was 1.07%, down from 1.45% a year ago. In the first nine months of 2004, charge-offs for our managed portfolio declined $580 million or 29% from a year ago.

Ford Credit U.S. Retail and Operating Lease

     The following table shows the loss-to-receivables, repossession, bankruptcy and delinquency statistics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio, which was approximately 60% of our worldwide-managed portfolio of retail receivables and net investment in operating leases at September 30, 2004.



                                          Third Quarter     First Nine Months                 Full Year
                                        -----------------  ------------------  -------------------------------------
                                           2004    2003      2004     2003       2003      2002      2001     2000
                                        -------- --------  -------- ---------  --------  --------  -------- --------
  On-Balance Sheet
   Charge-offs (in millions).........   $   207  $   271   $   574   $   784   $  1,088  $  1,180  $  1,135  $  806
   Loss-to-receivables ratios
    (including reacquired
     receivables)....................      1.47%    1.91%     1.39%     1.99%      2.04%     1.87%     1.61%   1.12%

  Managed
   Charge-offs (in millions).........   $   238  $   372   $   707   $ 1,125   $  1,530  $  1,520   $ 1,304  $  865
   Loss-to-receivables ratios........      1.38%    1.86%     1.35%     1.81%      1.89%     1.50%     1.31%   0.98%

  Other Metrics - Serviced
   Repossessions (in thousands)......        42       51       125       147        200       199       174     141
   Repossession ratios...............      3.09%    3.44%    3.02%      3.12%      3.27%     2.79%     2.45%   2.19%
   Average loss per repossession.....   $ 6,450  $ 7,200   $ 6,550   $ 7,400   $  7,350  $  6,960   $ 6,600  $5,800
   New bankruptcy filings (in
    thousands).......................        20       27        66        84        107       118        91      71
   Over-60-day delinquency ratios....      0.19%    0.38%     0.19%     0.38%      0.35%     0.36%     0.40%   0.30%


     On-Balance Sheet. Charge-offs declined $64 million in the third quarter of 2004 compared with a year ago, reflecting our emphasis on purchasing higher quality receivables and enhancements to our collection practices. These actions, along with improved economic conditions in the U.S., have contributed to lower delinquency ratios and lower repossessions in the third quarter. In addition, lower lease-end termination volumes have contributed to higher used vehicle prices, reducing the average loss per repossession.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Managed. Charge-offs declined $134 million compared with a year ago reflecting lower repossessions and a lower average loss per repossession as described above and lower levels of managed receivables resulting from lower retail installment and lease placement volumes.

    Other Metrics - Serviced. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding during the relevant periods, defined as the repossession ratio. In the third quarter of 2004, the total number of repossessions decreased 9,000 units compared with a year ago. Our repossession ratio decreased 35 basis points reflecting a 13% reduction in the average number of outstanding contracts compared with 2003. Our average loss per repossession was $6,450, down $750 per unit or 10% from a year ago.

    In the first nine months of 2004, our total number of repossessions was 125,000, down 15% from a year ago. Our first nine months repossession ratio was 3.02%, down from 3.12% a year ago. The average loss per repossession for the first nine months was $6,550, down from $7,400 in 2003.

    In the third quarter of 2004, the over-60-day delinquency ratio was 0.19%, down from 0.38% a year ago. For quarterly ratios, delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts. Full year delinquency ratios are expressed as an average of the quarterly ratios for non-bankrupt accounts.

Allowance for Credit Losses

    Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables, for our on-balance sheet portfolio, are shown below:



                                                                   December 31,
                                          September 30, ----------------------------------
                                              2004        2003      2002     2001     2000
                                          ------------  --------  -------- -------- ------
                                                              (in billions)
Allowance for Credit Losses
Retail installment and lease............    $  2.5     $   2.8   $   2.9  $   2.5  $   1.5
Wholesale...............................       0.1         0.1       0.2      0.2      0.1
Other...................................       0.0         0.1       0.1      0.1      0.0
                                            ------     -------   -------  -------  -------
   Total allowance for credit losses....    $  2.6     $   3.0   $   3.2  $   2.8  $   1.6
                                            ======     =======   =======  =======  =======

As a Percentage of End-of-Period Net
Receivables
Retail installment and lease............      2.34%       2.76%     2.92%    2.10%    1.28%
Wholesale...............................      0.55        0.71      1.36     1.03     0.37
Other...................................      0.52        0.67      0.62     0.66     0.24
   Total................................      1.95%       2.28%     2.52%    1.89%    1.03%

    At September 30, 2004, our allowance for credit losses was down about $400 million compared with year-end 2003, primarily reflecting improved portfolio performance in the United States.

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

Retail Operating Lease Experience

    We use various statistics to monitor our residual value risk and return rate risk. Placement volume measures the number of leases we purchase each year. Termination volume measures the number of vehicles for which the lease has ended in each year. Return rates are the percentage of vehicles that are returned to us at the end of the terminated lease and not purchased by either the customer or the dealer. The following table shows placement volumes, termination volumes and return rates for our North America segment, which accounted for 92% of our total net investment in operating leases at September 30, 2004:



                                      Third Quarter   First Nine Months              Full Year
                                   -----------------  ----------------- ---------------------------------
                                     2004     2003      2004     2003     2003    2002     2001    2000
                                   -------  -------   ------- --------  ------- -------- -------  -------
 Placement Volume (in thousands)
    Ford, Lincoln and Mercury Cars     8       11        32      48       57      104      163       205
    Ford, Lincoln and Mercury
     Trucks.......................    58       33       156     113      144      261      408       538
    Jaguar, Land Rover and Volvo*.    13       16        38      38       48       95       90        53
    Other.........................    12       10        32      18       25        9       17        23
                                      --       --        --      --       --       --       --        --
      Total North America segment     91       70       258     217      274      469      678       819
                                      ==       ==       ===     ===      ===      ===      ===       ===

 Termination Volume (in thousands)
    Ford, Lincoln and Mercury Cars    26       39       100     140      167      169      151       154
    Ford, Lincoln and Mercury         67      104       209     341      412      486      366       360
     Trucks.......................
    Jaguar, Land Rover and Volvo*.    17       16        45      43       55       48       34        28
    Other.........................     4        5        12      16       20       34       80        87
                                      --       --        --      --       --       --       --        --
       Total North America segment   114      164       366     540      654      737      631       629
                                     ===      ===       ===     ===      ===      ===      ===       ===

 Return Rate
    Ford, Lincoln and Mercury Cars    70%      76%       75%     78%      78%     62%      58%       62%
    Ford, Lincoln and Mercury
     Trucks.......................    53       67        53      69       68      66       66        63
    Jaguar, Land Rover and Volvo*.    59       46        57      51       54      43       45        51
    Other.........................    58       57        55      55       55      50       60        69
       Total North America segment    58%      67%       60%     70%      69%     63%      62%       63%

  ----------
  * We first reported placement volumes for Land Rover in 2001.

    In the third quarter of 2004, placement volumes were up 21,000 units compared with a year ago. Termination volumes were down 50,000 units compared with a year ago, largely related to lower contract placement volumes in 2001 and 2002. In the third quarter of 2004, return rates were down 9 percentage points compared with a year ago, primarily reflecting higher used vehicle prices and lower contract lease-end values. Specifically, the return rate improvement largely was related to Ford, Lincoln and Mercury trucks, as the used vehicle prices of this segment improved more significantly than the other vehicle segments.

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

     In October 2004, DBRS, Fitch, Moody's and S&P each confirmed our long- and short-term debt ratings, and their outlook or trend. The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since 2001:


---------- --------------------------------   --------------------------   ----------------------   -------------------------
                          DBRS*                         Fitch                   Moody's                   S&P
---------- ------------ ---------- --------   -------- ------- ---------   ----- ------ ---------   -------- ------ ---------
Date        Long-Term   Short-Term  Trend     Long-Term  Short- Outlook     Long- Short- Outlook     Long-   Short- Outlook
                                                         Term               Term  Term               Term    Term
---------- ----------- ----------- -------    --------- ------- ---------   ----- ------ --------   -------- ------  --------
Aug. 2001   A            R-1 (low)  Stable     A+         F1    Negative    A2    P-1    Negative    A          A-1  Negative
---------- ----------- ---------- --------   --------   ------  --------   ----- ------ ---------   -------- ------ ---------
Sep. 2001   A            R-1 (low)  Stable     A-         F2    Negative    A2    P-1    Negative    A          A-1  Negative
---------- ----------- ---------- --------   --------  -------  --------   ----- ------ ---------   -------- ------ ---------
Oct. 2001   A (low)      R-1 (low)  Stable     A-         F2    Negative    A2    P-1    Negative    BBB+       A-2  Stable
---------- ----------- ---------- --------   --------  -------  --------   ----- ------ ---------   -------- ------ ---------
Jan. 2002   A (low)      R-1 (low)  Stable     BBB+       F2    Negative    A3    P-2    Negative    BBB+       A-2  Negative
---------- ----------- ---------- --------   --------  -------  --------   ----- ------ ---------   -------- ------ ---------
Oct. 2002   A (low)      R-1 (low)  Negative   BBB+       F2    Negative    A3    P-2    Negative    BBB        A-2  Negative
---------- ----------- ---------- --------   --------  -------  --------   ----- ------ ---------   -------- ------ ---------
Apr. 2003   BBB (high)   R-1 (low)  Stable     BBB+       F2    Negative    A3    P-2    Negative    BBB        A-2  Negative
---------- ----------- ---------- --------   --------  -------  --------   ----- ------ ---------   -------- ------ ---------
Nov. 2003   BBB (high)   R-1 (low)  Stable     BBB+       F2    Negative    A3    P-2    Negative    BBB-       A-3  Stable
---------- ----------- ---------- --------   --------  -------  --------   ----- ------ ---------   -------- ------ ---------
May 2004    BBB (high)   R-1 (low)  Stable     BBB+       F2    Stable      A3    P-2    Negative    BBB-       A-3  Stable
---------- ----------- ---------- --------   --------  -------  --------   ----- ------ ---------   -------- ------ ---------

----------

* NRSRO designation granted on February 27, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

    Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:



                                                                            December 31,
                                               September 30,  ------------------------------------------
                                                   2004         2003       2002        2001        2000
                                               ------------   --------   --------    -------      ------
                                                                      (in billions)
Debt
 Commercial paper - unsecured..............    $    8.5     $    6.1   $    8.2    $   15.7    $   42.3
 Asset-backed commercial paper (FCAR)......        10.9          9.0         --          --          --
 Floating rate demand notes................         8.1          7.3        5.1         4.0         3.7
 Other short-term debt.....................         2.4          2.3        2.9         2.9         3.9
                                               --------     --------   --------    --------    --------
   Total short-term debt...................        29.9         24.7       16.2        22.6        49.9
 Long-term debt (including notes payable
  within One year..........................       105.4        125.0      124.1       123.2        95.7
                                               --------     --------   --------    --------    --------
   Total debt..............................       135.3        149.7      140.3       145.8       145.6

Securitized Off-Balance Sheet Funding
 Securitized off-balance sheet portfolio...        38.7         49.4       71.4        58.7        28.4
 Retained interest.........................        (9.5)       (13.0)     (17.6)      (12.5)       (3.7)
                                               --------     --------   --------    --------    --------
   Total securitized off-balance sheet
    funding................................        29.2         36.4       53.8        46.2        24.7
                                               --------     --------   --------    --------    --------

   Total debt plus securitized off-balance
    sheet funding..........................    $  164.5     $  186.1   $  194.1    $  192.0    $  170.3
                                               ========     ========   ========    ========    ========

Memo: Asset-backed commercial paper (FCAR)
previously reported as securitized off-balance
sheet funding..............................         --           --    $   11.9    $   12.1    $    0.7

Ratios
 Credit lines to total unsecured commercial
  paper....................................         86%       > 100%      > 100%         87%         57%
 Credit lines to total unsecured commercial
  paper (including Ford bank lines)........      > 100        > 100       > 100       > 100          78
 Securitized funding to managed receivables.        24           25          27          23          13
 Short-term debt and notes payable within
  one year to total debt....................        45           36          28          30          43
 Short-term debt and notes payable within
  one year to total capitalization..........        42           33          25          28          40


    At September 30, 2004, unsecured commercial paper was up $2.4 billion compared with year-end 2003, reflecting increased investor demand. At September 30, 2004, total debt plus securitized off-balance sheet funding was down $21.6 billion compared with year-end 2003, reflecting repayment of debt maturing in the first nine months of 2004 and lower asset levels, which reduced our funding needs.

    During the third quarter of 2004, we issued $3.4 billion of long-term debt with maturities of one to 10 years, including about $2.5 billion of unsecured institutional funding and about $900 million of unsecured retail bonds. In addition, we realized proceeds of about $3.8 billion from sales of receivables in off-balance sheet securitizations.

    We expect our full-year 2004 public term funding requirements to be between $13 billion and $18 billion. In the first nine months of 2004, we completed about $13 billion of public term funding transactions. Because of significant available liquidity and our relatively smaller balance sheet size, during the third quarter we purchased in open market transactions a small portion of our outstanding debt securities. Depending on market conditions, we may continue repurchasing a portion of our outstanding debt securities during the remainder of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

    Maintaining liquidity through access to diverse funding sources has always been a key factor in our funding strategy. We define liquidity as our ability to meet our funding needs, which include purchasing retail installment sale and lease contracts, funding other financing programs and repaying our debt obligations as they become due, or earlier under certain debt retirement programs. Our policy is to have sufficient cash and cash equivalents, unused conduit capacity, securitizable assets and back-up credit facilities to provide liquidity for all of our short-term funding obligations. In addition to unsecured debt offerings (discussed above) and sales of receivables (discussed below), we have access to the following other sources of liquidity:

    Cash and Cash Equivalents. At September 30, 2004, our cash and cash equivalents totaled $10.1 billion, compared with $15.7 billion at the end of 2003, down $5.6 billion, primarily reflecting debt maturities in excess of new debt issuances. In the normal course of our funding transactions, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, provide liquidity for our short-term funding obligations and give us flexibility in the use of our other funding programs. Our cash and cash equivalents include short-term U.S. Treasury bills, federal agency discount notes, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs.

    Conduit Program. We have entered into agreements with several bank-sponsored commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from us, at our option, up to $12.8 billion of receivables in the aggregate as of October 31, 2004. This is an extremely liquid funding source, as we are able to access funds in two days. These agreements have varying maturity dates between November 30, 2004 and October 13, 2005 and, in the past, have been renewed on an annual basis. As of October 31, 2004, we had utilized approximately $3.6 billion of these conduit commitments. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the conduit of its obligation to purchase receivables. However, they do contain provisions that could terminate the unused portion of the purchase commitments if the performance of the sold receivables deteriorates beyond specified levels. Based on our experience, we do not expect any commitments to be terminated due to these performance requirements. None of these arrangements may be terminated based on a change in our credit rating.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Back-up Credit Facilities

    Our back-up credit facilities were as follows on the dates indicated:


                                                   September 30,                      December 31,
                                              ---------------------   -------------------------------------
                                                 2004        2003        2003      2002      2001      2000
                                              ---------   ---------   ---------  --------  --------  ------
                                                                          (in billions)
Back-up Credit Facilities
 Ford Motor Credit.........................    $  4.4     $   6.4     $   4.3    $   8.6   $   9.0   $  20.0
 FCE Bank plc..............................       2.9         3.4         3.4        5.3       4.6       4.7
 Ford bank lines (available at Ford's             6.9         6.7         6.8        7.6       8.4       8.4
  option) .................................
 Asset-backed commercial paper lines.......      18.9        16.4        18.6       13.6      12.5       1.4
                                               ------     -------     -------    -------   -------   -------
      Total back-up facilities.............      33.1        32.9        33.1       35.1      34.5      34.5
 Drawn amounts.............................      (0.7)       (1.2)       (1.0)      (0.9)     (0.7)     (0.9)
                                               ------     -------     -------    -------   -------   -------
    Total available back-up facilities.....    $ 32.4     $  31.7     $  32.1    $  34.2   $  33.8   $  33.6
                                               ======     =======     =======    =======   =======   =======

    For additional funding and to maintain liquidity, we and our majority-owned subsidiaries, including FCE Bank plc ("FCE"), have contractually committed credit facilities with financial institutions that totaled approximately $7.3 billion at September 30, 2004. This includes $4.4 billion of Ford Motor Credit facilities ($3.9 billion global and $0.5 billion non-global) and $2.9 billion of FCE facilities ($2.7 billion global and $0.2 billion non-global). Approximately $0.7 billion of our total facilities were in use at September 30, 2004. These facilities have various maturity dates. Of the $7.3 billion, about 38% of these facilities are committed through June 30, 2009. Our global credit facilities may be used at our option by any of our direct or indirect majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

    At Ford's option, approximately $6.9 billion of Ford's global lines of credit may be used by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such credit lines to us and $518 million to FCE.

    Additionally, at September 30, 2004, banks provided $18.9 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $18.5 billion supported our FCAR program and $425 million supported our Motown NotesSM program. Unlike our other credit facilities described above, these facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is not at our discretion but is determined by and subject to conditions specific to each program. At September 30, 2004, about $16.5 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. Although not eligible to support commercial paper, the remaining $1.9 billion of available credit lines could be accessed for additional funding if additional subordinated debt is issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements and Other Sales of Receivables Transactions

Sales of Receivables Activity

    The following table illustrates our worldwide off-balance sheet receivables sales activity for the periods indicated:


                                                   Third Quarter    First Nine Months               Full Year
                                                -----------------  ------------------  ------------------------------------
                                                  2004      2003      2004     2003      2003     2002      2001      2000
                                                -------- --------  --------  --------  -------- --------  --------  -------
                                                                               (in billions)
Net Proceeds from Receivable Sales
  North America Segment
   Public retail.............................  $    --    $   --   $   1.7   $   5.6   $  5.7   $  15.5   $  16.6   $  18.8
   Conduit...................................      0.5        --       1.2       1.1      1.8       2.5       6.2        --
   Triad.....................................       --        --       0.6       0.9      1.7       1.1        --        --
   Motown NotesSM program....................       --        --       1.0       1.0      1.0       4.8        --        --
   FCAR......................................       --        --        --        --       --       8.3      12.1        --
   Public wholesale..........................      3.0        --       3.0        --       --        --       5.0        --
   Canada and other..........................       --       1.0        --       1.0      1.4       1.2        --        --
                                               -------    ------   -------   -------   ------   -------   -------   -------
     Total North America segment.............      3.5       1.0       7.5       9.6     11.6      33.4      39.9      18.8

   International Segment
   Europe
    Public...................................      0.4       0.5       1.1       1.6      1.5       2.2       0.7       0.7
    Conduit..................................       --        --       0.2       0.4      1.1       0.3        --        --
                                               -------    ------   -------   -------   ------   -------   -------   -------
     Total Europe............................      0.4       0.5       1.3       2.0      2.6       2.5       0.7       0.7
   Asia Pacific..............................       --       0.4       0.4       0.9      0.9       0.5       0.2        --
   Latin America.............................       --       0.3        --       0.3      0.6       --         --        --
                                               -------    ------   -------   -------   ------   -------   -------   -------
     Total International segment.............      0.4       1.2       1.7       3.2      4.1       3.0       0.9       0.7
                                               -------    ------   -------   -------   ------   -------   -------   -------
       Net proceeds..........................      3.9       2.2       9.2      12.8     15.7      36.4      40.8      19.5
    Whole-loan sales.........................       --        --        --       3.0      5.4       4.9        --        --
                                               -------    ------   -------   -------    ------  -------   -------   -------
     Total net proceeds......................      3.9       2.2       9.2      15.8     21.1      41.3      40.8      19.5
Retained interest and other..................     (3.0)      0.2      (3.5)     (0.2)     0.2      (0.6)     11.7       2.1
                                               -------    ------   -------   -------   ------   -------   -------   -------
     Total receivables sold..................      0.9       2.4       5.7      15.6     21.3      40.7      52.5      21.6
Prior period sold receivables, net of paydown
   activity..................................     42.5      52.6      37.7      39.4     35.4      35.7       6.2       6.8
                                               -------    ------   -------   -------   ------   -------   -------   -------
     Total sold  receivables  outstanding  at
       the end of the relevant period........     43.4      55.0      43.4      55.0     56.7      76.4      58.7      28.4
Memo:
Less: Receivables outstanding in whole-loan
sale transactions............................     (4.7)     (5.8)     (4.7)     (5.8)    (7.3)     (5.0)      --         --
                                               -------    ------   -------   -------   ------   -------   -------   -------
     Total securitized off-balance sheet
      receivables...........................   $  38.7    $ 49.2   $  38.7   $  49.2   $ 49.4   $  71.4   $  58.7   $  28.4
                                               =======    ======   =======   =======   ======   =======   =======   =======


    At September 30, 2004, off-balance sheet receivables outstanding totaled $43.4 billion, down $11.6 billion or 21% compared with a year ago. This decrease primarily reflected our lower funding requirements and the use of on-balance sheet securitizations. In the third quarter of 2004, $900 million of receivables were sold in off-balance sheet transactions, down about $1.5 billion from the third quarter of 2003. In the first nine months of 2004, $5.7 billion of receivables were sold in off-balance sheet transactions, down $9.9 billion or 63% compared with the first nine months of 2003.

    Our worldwide proceeds from the sale of retail and wholesale finance receivables through off-balance sheet securitizations and whole-loan sale transactions are shown below for the periods indicated:


                                     Third Quarter      First Nine Months                  Full Year
                                -------------------- -------------------- ----------------------------------------
         Receivable Type           2004       2003      2004       2003      2003      2002        2001     2000
-----------------------------   ---------- --------- --------- ---------- --------- ---------- ---------- --------
                                                                   (in billions)
Retail.......................   $    0.9  $    2.2   $    5.2  $   11.8   $   14.7   $   31.6   $   32.3  $   19.2
Wholesale....................        3.0        --        4.0       1.0        1.0        4.8        8.5       0.3
                                --------  --------   --------  --------   --------   --------   --------  --------
  Net proceeds...............        3.9       2.2        9.2      12.8       15.7       36.4       40.8      19.5
Whole-loan...................         --        --         --       3.0        5.4        4.9         --        --
                                --------  --------   --------  --------   --------   --------   --------  --------
     Total net proceeds......   $    3.9  $    2.2   $    9.2  $   15.8   $   21.1   $   41.3   $   40.8  $   19.5
                                ========  ========   ========  ========   ========   ========   ========  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Effect of Receivables Sales Activity on Financial Reporting

    We report the following items in Investment and other income related to sales of receivables on our income statement:

        o    Gain on sales of finance receivables,

        o Interest income on sold wholesale receivables and retained securities,

        o Servicing fee income from sold receivables that we continue to service, and

        o    Excess spread and other income.

    The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:




                                                 Third Quarter   First Nine Months              Full Year
                                                ---------------  ------------------  --------------------------------
                                                 2004    2003      2004      2003      2003    2002     2001    2000
                                                ------  ------    ------    ------   -------  ------   ------  ------
                                                                           (in millions)

  Net gain on sales of receivables............ $    20  $   45   $    150  $   329   $  436  $  529  $  412   $  14
  Interest income on sold wholesale
   receivables and retained securities........     162     138        467      545      679     606     379     152
  Servicing fees..............................      99     152        329      528      677     700     456     190
  Excess spread and other.....................     225     241        690      737      973     775     186     201
                                               -------  ------    -------  -------   ------  ------  ------   -----
    Investment and other income related to
     sales of receivables.....................     506     576      1,636    2,139    2,765   2,610   1,433     557
  Less: Whole-loan income ....................     (15)    (35)       (71)    (144)    (234)    (79)     --      --
                                               -------  ------   --------  -------   ------  ------  ------   -----
    Income related to off-balance sheet....... $   491  $  541   $  1,565  $ 1,995   $2,531  $2,531  $1,433   $ 557
     securitizations.......................... =======  ======   ========  =======   ======  ======  ======   =====


  Memo:
   Finance receivables sold................... $   881  $ 2,400  $  5,687  $15,648  $21,321 $40,712 $52,533 $21,618
   Servicing portfolio as of period-end.......  43,400   55,020    43,400   55,020   56,705  76,346  58,748  28,366
   Pre-tax gain per dollar of retail
    receivables sold..........................     2.3%     1.9%      2.6%     2.1%     2.0%    1.4%    1.2%    0.1%


    In the third quarter of 2004, investment and other income related to sales of receivables declined $70 million or 12% compared with a year ago. This decline resulted from lower levels of outstanding sold receivables, down about $11.6 billion compared with the third quarter of 2003, primarily reflecting our lower funding requirements and higher levels of on-balance sheet securitizations. Excluding the effects of whole-loan sale transactions, which totaled $10.4 billion in the 2002-2004 period, off-balance sheet securitization income declined $50 million compared with the third quarter of 2003. In the first nine months of 2004, off-balance sheet securitization income declined $430 million or 22% compared with the first nine months of 2003. The decline reflects primarily lower off-balance sheet retail receivables sales in 2004, and lower levels of outstanding sold receivables.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:



                                           Third Quarter     First Nine Months                Full Year
                                       ------------------  --------------------  -------------------------------------
                                         2004      2003      2004      2003       2003     2002      2001      2000
                                       --------  --------  --------  --------    -----   -------   --------  ---------
                                                                       (in millions)
Financing revenue
  Retail revenue.................     $   524   $   749   $  1,889  $  2,779    $ 3,580   $ 4,040   $ 2,954   $ 1,622
  Wholesale revenue..............         266       243        817       832      1,080     1,101       499       384
                                      -------   -------   --------  --------    -------   -------   -------   --------
    Total financing revenue......         790       992      2,706     3,611      4,660     5,141     3,453     2,006
Borrowing cost...................        (201)     (326)      (714)   (1,198)    (1,491)   (2,205)   (1,784)   (1,242)
                                      -------   -------   --------  --------    -------   -------   -------   --------
    Net financing margin.........         589       666      1,992     2,413      3,169     2,936     1,669       764
Net credit losses................         (91)     (165)      (324)     (511)      (677)     (454)     (219)      (92)
                                      -------   -------   --------  --------    -------   -------   -------   --------
       Income before income taxes.    $   498   $   501   $  1,668  $  1,902    $ 2,492   $ 2,482   $ 1,450   $   672
                                      =======   =======   ========  ========    =======   =======   =======   ========


Memo:
Income related to off-balance sheet
 securitizations..................    $   491   $   541   $  1,565   $ 1,995    $ 2,531   $ 2,531  $  1,433   $   557
Recalendarization impact of
 off-balance sheet securitizations.   $    (7)  $    40   $   (103)  $    93    $    39   $    49  $    (17)  $  (115)


     In the third quarter of 2004, the impact to earnings of off-balance sheet securitizations was $7 million lower than had these transactions been structured as on-balance sheet securitizations. For the first nine months of 2004, the impact was $103 million lower than had these transactions been structured as on-balance sheet securitizations. These differences result from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time and with changes in market conditions.

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
                    Leverage           Equity

                                                              Retained
                                                              Interest
                                                                 in
                                                Securitized   Securitized
                                                Off-balance   Off-balance        Cash            SFAS No. 133
                                                  Sheet          Sheet          and Cash         Adjustments
                                     Total    + Receivables -  Receivables   - Equivalents   -   on Total Debt
                                     Debt

                   Managed Leverage = _____________________________________________________________________________
                                                                           SFAS No. 133
                                                   Equity  +  Minority   -  Adjustment
                                                              Interest      on Equity

    The following table shows the calculation of our financial statement leverage:


                                                                              December 31,
                                                      September 30, -----------------------------------
                                                          2004         2003   2002     2001     2000
                                                      ------------  -------- ------- -------- ---------
                                                                        (in billions)
     Total debt.....................................  $  135.3     $  149.7  $  140.3  $ 145.8 $  145.6
     Total stockholder's equity.....................      11.4         12.5      13.6     12.0     12.2
     Financial statement leverage (to 1)............      11.8         12.0      10.3     12.2     11.9


    At September 30, 2004, our financial statement leverage was 11.8 to 1, compared with 12.0 to 1 at year-end 2003. This decrease in leverage resulted primarily from lower funding requirements.

    The following table shows the calculation of our managed leverage:

                                                                            December 31,
                                                      September 30, ------------------------------------
                                                          2004       2003      2002     2001     2000
                                                      ------------  ------   -------- -------- ---------
                                                                         (in billions)

      Total debt                                      $  135.3     $ 149.7  $  140.3  $ 145.8  $ 145.6
      Securitized off-balance sheet receivables
       outstanding.................................       38.7        49.4      71.4     58.7     28.4
      Retained interest in securitized off-balance
       sheet receivables...........................       (9.5)      (13.0)    (17.6)   (12.5)    (3.7)
      Adjustments for cash and cash equivalents....      (10.1)      (15.7)     (6.8)    (2.9)    (1.1)
      Adjustments for SFAS No. 133.................       (3.6)       (4.7)     (6.2)    (2.1)      --
                                                      --------     -------   -------  -------  --------
         Total adjusted debt.......................   $  150.8     $ 165.7  $  181.1  $ 187.0  $ 169.2
                                                      ========     =======  ========  =======  ========

      Total stockholder's equity (including minority
       interest)....................................  $   11.4     $  12.5  $   13.6  $  12.0  $  12.2
      Adjustments for SFAS No. 133..................       0.0         0.2       0.5      0.6       --
                                                      --------     -------  --------  -------  --------
         Total adjusted equity......................  $   11.4     $  12.7  $   14.1  $  12.6  $  12.2
                                                      ========     =======  ========  ======== ========

      Managed leverage (to 1) ......................      13.2        13.0      12.8     14.8     13.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we consider securitization as an alternative source of funding and evaluate charge-offs, receivables and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents because they generally correspond to excess debt beyond the amount required to support our operations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt. SFAS No. 133 requires us to make fair value adjustments to our assets, debt and equity positions to reflect the impact of interest rate instruments we use in connection with our term debt issuances and securitizations. SFAS No. 133 adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of SFAS No. 133 on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For a discussion of our use of interest rate instruments and other derivatives, see Item 7A of our 10-K Report. We believe the managed leverage measure provides our investors with meaningful information regarding management's decision-making processes.

    Our managed leverage strategy involves establishing a leverage level that we believe reflects the risk characteristics of our underlying assets. In establishing a target leverage level, we consider the characteristics of the receivables in our managed portfolio and the prevailing market conditions.

    At September 30, 2004, our managed leverage was 13.2 to 1, up from 13.0 at year-end 2003. Our dividend policy is based in part on our strategy to maintain managed leverage in the lower end of the 13 - 14 to 1 range. Based on our profitability and managed receivable levels, we paid dividends of $3.4 billion in the first nine months of 2004.


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


Outlook

     For the full year, we expect our earnings to be significantly higher than our earnings a year ago primarily reflecting the impact of improved credit loss performance and leasing results, offset partially by the impact of a lower level of receivables. At year-end 2004, we expect our managed receivables to be about $170 billion.

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

    o Economic distress of suppliers that may require Ford to provide financial support or take other measures to ensure supplies of materials;

    o Increased safety, emissions, fuel economy or other regulations resulting in higher costs and/or sales restrictions;

    o Work stoppages at Ford or supplier facilities or other interruptions of supplies;

    o Discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

    o Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

    o Reduced availability of or higher prices for or reduced availability fuel;

    o   Market shift from truck sales in the United States;

    o Changes in Ford's requirements under long-term supply arrangements under which Ford is obligated to purchase minimum quantities or pay minimum amounts;

    o Change in the nature or mix of automotive marketing programs and incentives;

    Ford Motor Credit Related:

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

    o Currency, commodity or interest rate fluctuations, including rising steel prices.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In our 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. Under this model, we estimate that at September 30, 2004, all else constant, such an increase in interest rates would reduce our pre-tax net interest income by approximately $152 million over the next twelve months, compared with $179 million at December 31, 2003. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes are rarely instantaneous or parallel. Had the analysis assumed a gradual change in interest rates of 100 basis points, it would have resulted in a lower pre-tax net interest income impact.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Michael E. Bannister, our Chief Executive Officer, and David P. Cosper, our Vice Chairman, Chief Financial Officer and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in Internal Controls

      No changes in the Company's internal controls over financial reporting occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      As a result of Ford transferring its shares to Ford Holdings, LLC on July 1, 2004, we are now a wholly owned subsidiary of Ford Holdings, LLC. Ford Holdings, LLC is a wholly owned subsidiary of Ford.

      You can find additional information about Ford in Ford's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which has been included as an exhibit to this Report (without Exhibits or Financial Statements).

ITEM 6.  EXHIBITS

         Exhibits: please refer to Exhibit Index on page 37.

         Instruments defining the rights of holders of certain issues of long-term debt of Ford Motor Credit have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford Motor Credit. Ford Motor Credit agrees to furnish a copy of each of such instruments to the Commission upon request.

                                   SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford Motor Credit Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY


By:        /s/ David P. Cosper
           ----------------------------------------------------
           (David P. Cosper)
           Vice Chairman, Chief Financial Officer and Treasurer


Date:    November 8, 2004

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders of


Ford Motor Credit Company:


We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and its subsidiaries as of September 30, 2004, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statement of cash flows from continuing operations for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

November 8, 2004

                            FORD MOTOR CREDIT COMPANY

                                  EXHIBIT INDEX


Designation                 Description                    Method of Filing
-------------  ------------------------------------    ----------------------
Exhibit 10       Amended and restated Support         Filed with this Report
                 Agreement dated as of
                 September 20, 2004 between
                 Ford Motor Credit Company and
                 FCE Bank plc

Exhibit 12       Ford Motor Credit Company            Filed with this Report
                 and Subsidiaries
                 Calculation of Ratio of
                 Earnings to Fixed Charges

Exhibit 15       Letter of                            Filed with this Report
                 PricewaterhouseCoopers LLP,
                 dated November 8, 2004, relating to
                 Financial Information

Exhibit 31.1     Rule 15d-14(a) Certification of CEO  Filed with this Report

Exhibit 31.2     Rule 15d-14(a) Certification of CFO  Filed with this Report

Exhibit 32.1     Section 1350 Certification of CEO    Furnished with this Report

Exhibit 32.2     Section 1350 Certification of CFO    Furnished with this Report

Exhibit 99 Items 2 and 4 of Part I and Items 1, Filed with this Report 2 and 5 of Part II of Ford Motor
                 Company's Quarterly Report on Form
                 10-Q for the quarterly period ended
                 September 30, 2004