Form 10-K
period 2004-12-31
FORD MOTOR CREDIT CO
filed 2005-03-10
CIK 38009

Ford Motor Credit Company

ANNUAL REPORT

ON FORM 10-K

for the year ended

December 31, 2004

Filed pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Item	Page

PART IV	15	Exhibits and Financial Statement Schedules	58
Signatures	61
Report of Independent Registered Public Accounting Firm	FC-1
Ford Motor Credit Company and Subsidiaries Financial Statements
Consolidated Statement of Income	FC-3
Consolidated Balance Sheet	FC-4
Consolidated Statement of Stockholder’s Equity	FC-5
Consolidated Statement of Cash Flows from Continuing Operations	FC-6
Notes to the Financial Statements	FC-7
Exhibit 12	12-1
Exhibit 23	23-1
Exhibit 24	24-1
Exhibit 31.1	31.1-1
Exhibit 31.2	31.2-1
Exhibit 32.1	32.1-1
Exhibit 32.2	32.2-1
Exhibit 99	99-1
Calculation of Ratio of Earnings to Fixed Charges
Consent of Independent Registered Public Accounting Firm
Powers of Attorney
Rule 15d-14(a) Certification of CEO
Rule 15d-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CEO
Ford Motor Company's Annual Report on Form 10-K for 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

Yes ☐         No ☑

    As of March 8, 2005, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

REDUCED DISCLOSURE FORMAT

    The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 58

PART I

ITEM 1. BUSINESS

Overview

      Ford Motor Credit Company (referred to herein as “Ford Credit”, the “Company”, “we”, “our” or “us”) was incorporated in Delaware in 1959. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

      Our annual reports on Form 10-K and quarterly reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) are available free of charge through our website located at www.fordcredit.com/investorcenter/. These reports and our current reports on Form 8-K can be found on the SEC’s website located at www.sec.gov.

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

      Geographic Scope of Operations and Segment Information. We conduct our financing operations directly or through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: Ford Credit North America (“North America Segment”) and Ford Financial International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. Additional financial information regarding our operations by business segments and operations by geographic regions are shown in Note 16 of our Notes to the Financial Statements.

North America Segment

      We do business in all 50 states of the United States through about 130 dealer automotive financing branches and seven regional service centers. We do business in all provinces in Canada through 14 dealer automotive financing branches and two regional service centers. Our United States operations accounted for 68% and 69% of our total managed receivables at year-end 2004

ITEM 1. BUSINESS (Continued)

and 2003, respectively, and our Canadian operations accounted for about 7% and 6% of our total managed receivables in 2004 and 2003, respectively.

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

International Segment

      Our International segment includes operations in three main regions: Europe, Asia-Pacific and Latin America. Our Europe region is our largest international operation, accounting for 19% and 18% of our total managed receivables at year-end 2004 and 2003, respectively. Within the International segment, our Europe region accounted for 77% of our managed receivables in 2004 and 2003. Most of our European operations are managed through a U.K.-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and on a branch basis in 16 European countries. In addition, FCE has subsidiaries in the United Kingdom, Finland, Hungary, Poland and the Czech Republic that provide wholesale, leasing and retail vehicle financing. In our largest European markets, Germany and the United Kingdom, FCE offers most of our products and services under the Ford Credit/ Bank, Volvo Car Finance, Land Rover Financial Services, Jaguar Financial Services and Mazda Credit/ Bank brands. FCE generates most of our European revenue and contract volume from Ford Credit/ Bank brand products and services. FCE, through our Worldwide Trade Financing division, provides financing to dealers in countries where typically there is no established local Ford presence. In addition, other private label operations and outsourcing arrangements are in place in several markets in Central and Eastern Europe. We also offer financing in Germany and Sweden for Volvo brand vehicles through Volvo Auto Finanz Service Deutschland GmbH and Volvo Finans, a joint venture with Swedish Volvo dealers. We also have joint ventures in South Africa and Saudi Arabia that provide wholesale, leasing and retail vehicle financing.

      In the Asia-Pacific region, we operate in Australia, Japan, Taiwan, Thailand and New Zealand. We have joint ventures with local financial institutions and other third parties in India, the Philippines and Indonesia. We maintain a presence in China through a representative office. The banking authority in China, the China Banking Regulatory Commission, has approved our initial application to provide auto financing in China and our final application is pending approval. In the Latin America region, we operate in Mexico, Puerto Rico, Brazil, Chile, Venezuela and Argentina.

Competition

      The automotive financing business is highly competitive. Our principal competitors for retail and wholesale financing are:

Retail	Wholesale

• Banks	• Banks
• Independent finance companies	• Other automobile manufacturers’ affiliated finance companies
• Credit unions and savings and loan associations
• Leasing companies
• Other automobile manufacturers’ affiliated finance companies

      We compete mainly on the basis of service and financing rates. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. Through these

ITEM 1. BUSINESS (Continued)

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

      No single company is a dominant force in the industry. Some of our bank competitors have developed credit aggregation systems that permit dealers to send, through a single standard system, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. We, along with other automobile manufacturers’ affiliated finance companies, formed a joint venture in 2002, RouteOne LLC (“RouteOne”), that developed a similar credit application management system. RouteOne developed a web-based system that enables dealers and their finance sources, including automobile manufacturers’ affiliated finance companies, banks, and other financial institutions, to exchange credit application and decision information online. The system was launched in our United States branches during 2004 and rollout in Canada is scheduled for the first quarter of 2005.

      Seasonal Variations. As a finance company, we own and manage a large portfolio of finance receivables and operating leases that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments. As a result, our overall financing revenues do not exhibit seasonal variations. However, throughout the automotive financing industry, charge-offs are typically higher in the first and fourth quarters of the year due to competing financial demands on customers and lower vehicle resale values.

Dependence on Ford

      The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2004 (“Ford’s 2004 10-K Report”), filed separately with the SEC and included as an exhibit to this report (without financial statements and exhibits).

      Ford has sponsored special-rate financing programs available only through us. Similar programs may be offered in the future. Under these programs, Ford makes interest supplements or other support payments to us. These programs may increase our financing volume and share of financing sales of Ford vehicles. In each of 2004 and 2003, we recorded as financing revenue about $3.3 billion related to interest supplements and other payments received from Ford. For further discussion regarding interest supplements and other support costs earned from affiliated companies, see Note 15 of our Notes to the Financial Statements.

Retail Financing

Overview and Purchasing Process

      We provide financing services to retail customers through automotive dealers that have established relationships with us. Our primary business consists of purchasing retail installment sale and lease contracts for new and used vehicles mainly from dealers of Ford vehicles. In 2004, on a worldwide basis, we financed about 2.6 million vehicles through installment sales, and we financed

ITEM 1. BUSINESS (Continued)

about 519,000 vehicles through operating and finance leases. We report in our financial statements the receivables from customers under installment sale contracts and certain leases with fleet customers as finance receivables. We report in our financial statements most of our retail leases as operating leases with the capitalized cost of the vehicles recorded as depreciable assets. We report retail leases in our financial statements as net investment in operating leases. At December 31, 2004, our retail finance receivables net of allowances for credit losses totaled $81.7 billion and our net investment in operating leases was $21.9 billion.

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

      We offer a variety of retail installment sale financing products. We generally purchase retail installment sale contracts with terms ranging from 12 to 72 months. The average original term of our retail installment sale contracts was 58 months in the United States in 2004, compared with 59 months in 2003.

      In the United States, the average amount financed for new Ford, Lincoln, and Mercury brand vehicles under retail installment sale contracts was $24,000 in 2004, compared with $25,088 in 2003. The corresponding average monthly payment was about $505 in 2004 and $510 in 2003.

      Some of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a Red Carpet Option (“RCO”) program under which the retail customer may finance their vehicle with an installment sale contract with a series of relatively lower monthly payments followed by paying the amount remaining in a single balloon payment. The RCO customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any. We sell vehicles returned to us to other Ford and non-Ford dealers through the same auction process that we use for repossessed vehicles. Customers who choose our RCO program may also qualify for special-rate financing offers from Ford. Our United States RCO program is available in Texas, Connecticut, New Jersey, New York, Rhode Island and Pennsylvania. We may consider offering this product instead of lease financing in other states.

      We hold a security interest in the vehicles purchased through retail installment sale contracts. This security interest provides us certain rights and protections. As a result, if our collection efforts fail to bring a delinquent customer’s payments current, we generally can repossess the customer’s vehicle, after satisfying local legal requirements, and sell it at auction. The customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses. We require retail customers to carry fire, theft and collision insurance on financed vehicles.

ITEM 1. BUSINESS (Continued)

Retail Lease Plans

      We offer leasing plans to retail customers through our dealers. Our highest volume retail leasing plan is called Red Carpet Lease, which is offered in the United States and Canada through dealers of Ford, Lincoln and Mercury brands. We offer similar lease plans through dealers of other Ford brands (Jaguar, Land Rover, Mazda and Volvo) and through a limited number of non-Ford dealers under the PRIMUS brand. Under these plans, dealers originate the leases and offer them to us for purchase. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. After we purchase a lease from a dealer, that dealer generally has no further obligation to us in connection with the lease. The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any. At the end of the lease, the customer has the option to purchase the vehicle for the customer purchase option price specified in the lease contract, or return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. We sell vehicles returned to us to other Ford and non-Ford dealers through the same auction process that we use for repossessed vehicles.

      The amount we pay to a dealer for a retail lease, also called the acquisition cost, is based on the negotiated vehicle price agreed to by the dealer and the retail customer plus any additional products, such as insurance and extended service plans, that are included in the contract, less any vehicle trade-in allowance or down payment from the customer. The customer makes monthly lease payments based on the acquisition cost less the contractual residual value of the vehicle, plus lease charges. Some of our lease programs, such as our Red Carpet Lease Advance Payment Plan, provide certain pricing advantages to customers who make all or some monthly payments at lease inception or purchase refundable higher mileage allowances. We require lease customers to carry fire, theft, liability and collision insurance on leased vehicles. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.

      In the United States, retail operating lease terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 12 to 48 months. In 2004, the average original lease term was 34 months compared with 35 months in 2003; the average monthly payment was about $440 in 2004 and $470 in 2003.

Other Retail Financing

      We also offer vehicle financing programs to commercial customers including leasing companies, daily rental companies, government entities and fleet customers. These financings include both lease plans and installment purchase plans and are generally for terms of 12 to 84 months. The financing obligations are collateralized by perfected security interests on financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases. At the end of the finance term, a lease customer may be required to pay us any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, we may pay the lease customer the excess amount. In the United States, these financings totaled about $1.6 billion as of December 31, 2004, and are included in retail finance receivables and net investment in operating leases in our financial statements.

Wholesale Financing

      We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory. We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans based on the prime rate. The dealer pays off each wholesale receivable as

ITEM 1. BUSINESS (Continued)

the related vehicle is sold or leased. In the United States in 2004, the average wholesale receivable was outstanding for 89 days, excluding the time the vehicle was in transit from the assembly plant to the dealership. In 2004, we financed about 5 million vehicles worldwide through wholesale financing. At December 31, 2004, our wholesale portfolio totaled $23.8 billion net of allowance for credit losses. Our wholesale financing program includes financing of large multi-brand national dealer groups that are some of our largest wholesale customers based on the amount financed.

      When a dealer uses our wholesale financing program to purchase vehicles we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. Our subsidiary, The American Road Insurance Company, provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed by us.

      For each year since 2002, we have provided about 84% of the wholesale financing on new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States and about 97% of the wholesale financing on new Ford brand vehicles acquired by dealers in Europe.

Other Financing

      We make loans to dealers for facilities improvements, working capital and for the purchase and financing of dealership real estate. For dealers in the United States and Canada, these loans totaled about $2.9 billion at December 31, 2004 and were included in other finance receivables in our financial statements. These loans typically are secured by mortgages on real estate, security interests in other dealership assets and sometimes personal guarantees of the individual owners of the dealership.

      We also purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers and the purchase of other receivables generated by Ford. At December 31, 2004, these purchased receivables totaled about $3.1 billion and are included in net finance receivables.

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

      We promote our retail financing products primarily through pre-approved credit offers to prospective customers, point-of-sale information, ongoing communications and contacts with existing customers. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage gap protection and excess wear and use waivers. In addition, we emphasize the quality of our customer service and the ease of making payments and transacting business with us. For example, through the Ford Credit North America web site, a customer can make inquiries, review an account balance, examine current incentives, schedule an electronic payment or qualify for a pre-approved credit offer.

ITEM 1. BUSINESS (Continued)

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

      Service Center Locations. We have 9 regional service centers in North America and 2 regional service centers in Europe.

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

      In Europe, we have centralized customer servicing activities in St. Albans, England to support our U.K. operations and customers, and in Cologne, Germany to support our German operations and customers. In smaller countries, we provide servicing through our local branches.

ITEM 1. BUSINESS (Continued)

      Customer Payment Operations. In the United States and Canada, customers are directed in their monthly billing statements to mail payments to a bank for deposit in a lockbox account. Customers may also make payments through electronic payment services, a direct debit program or a telephonic payment system.

      Servicing Activities — Consumer Credit. We design our collection strategies and procedures to keep accounts current and to collect on delinquent accounts. We employ a combination of proprietary and non-proprietary tools to assess the probability and severity of default for all of our receivables and leases and implement our collection efforts based on our determination of the credit risk associated with each customer. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, we group contracts by risk category for collection. Our centralized collection operations are supported by state-of-the-art auto-dialing technology and proprietary collection and workflow operating systems. Our U.S. systems also employ a web-based network of outside contractors who support the repossession process. Through our auto-dialer program and our monitoring and call log systems, we target our efforts on contacting customers about missed payments and developing satisfactory solutions to bring accounts current.

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

      Payment Extensions. At times, we offer payment extensions to customers who have encountered temporary financial difficulty that limits their ability to pay as contracted. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Following a payment extension, the customer’s account is no longer delinquent. Before agreeing to a payment extension, the service representative reviews the customer’s payment history, current financial situation and assesses the customer’s desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. Service center managers review, and generally must approve, payment extensions outside these guidelines.

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

      Ford’s Vehicle Remarketing Department, in conjunction with our regional service centers and our National Recovery Center, manages the sale of repossessed vehicles and returned leased vehicles. Repossessed vehicles are reported in other assets on our balance sheet at values that approximate expected net auction proceeds. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Vehicles are then offered for sale through open auctions, in which any licensed dealer can participate, and closed auctions, in which only Ford, Lincoln and Mercury dealers may participate.

      Wholesale and Commercial. We require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer and we perform physical audits of vehicle inventory periodically, with more frequent audits for higher risk dealers. We monitor dealer inventory financing payoffs daily to detect deviations from typical

ITEM 1. BUSINESS (Continued)

repayment patterns and take appropriate actions. Within the United States and Canada, ten commercial lending offices provide services to fleet purchasers, leasing companies, daily rental companies and other commercial customers. We generally review our exposure under these credit arrangements at least annually. In our international markets, this business is managed within the head office of the local market area.

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

      We also offer various Ford branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. In addition, TARIC provides to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds and self-insurance workers’ compensation bonds. Our insurance business generated approximately 1% of our total revenues in 2004 and 2003.

Employee Relations

      At December 31, 2004, we had 17,424 full-time employees, and 1,380 part-time and agency personnel. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.

Governmental Regulations

      As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

      Within the United States, our operations are subject to regulation, supervision and licensing under various federal, state and local laws and regulations.

      Federal Regulation. We are subject to extensive federal regulation, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail finance transactions include the terms of repayment, the amount financed, the total finance charge and the annual percentage rate. For retail lease transactions, we are required to disclose the amount of payments at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on a variety of factors, including race, color, sex, age or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other

ITEM 1. BUSINESS (Continued)

processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy and enhanced accuracy in credit reporting content. We are also subject to the Soldiers’ and Sailors’ Civil Relief Act that requires us to reduce the interest rate charged on transactions with customers who subsequently enter into full-time service with the military and limits our ability to collect future payments from lease customers who terminate their lease early. In addition, we are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain privacy with respect to certain consumer data in our possession and to communicate periodically with consumers on privacy matters.

      State Regulation — Licensing. In most states, a consumer credit regulatory agency regulates and enforces laws relating to finance companies. Rules and regulations generally provide for licensing of finance companies, limitations on the amount, duration and charges, including interest rates, that can be included in finance contracts, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. We must renew these licenses periodically. Moreover, several states have laws that limit interest rates on consumer financing. In certain states, we are subject to periodic examination by state regulatory authorities. In periods of high interest rates, these rate limitations could have an adverse effect on our operations if we were unable to purchase retail installment sale contracts with finance charges that reflect our increased costs.

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

International

      In some countries outside the United States, some of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is authorized as a deposit taking business and insurance intermediary under the Financial Services and Markets Act of 2000 and is regulated by the U.K. Financial Services Authority (“FSA”). FCE also holds a standard license under the U.K. Consumer Credit Act of 1974. Since 1993, FCE has obtained authorizations from the Bank of England (which role is now undertaken by the FSA) pursuant to the Second Banking Consolidation Directive entitling it to operate on a branch basis in 16 European countries. In many other locations where we operate, governmental authorities require us to obtain licenses to conduct our financing business.

Regulatory Compliance Status

      We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all laws and regulations applicable to us and our operations. Failure to satisfy those legal and regulatory requirements could have a material adverse effect on our operations, financial condition and liquidity. Further, the adoption of new laws or regulations, or the revision of existing laws and regulations, could have a material adverse effect on our operations, financial condition and liquidity.

      We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance. Through our governmental relations efforts, we also attempt to participate

ITEM 1. BUSINESS (Continued)

in the legislative and administrative rule-making process on regulatory initiatives that impact finance companies. Our ongoing compliance efforts have not had a material adverse effect on our operations, financial condition or liquidity.

Legislative Developments

      On October 22, 2004, President Bush signed into law The American Jobs Creation Act of 2004 (the “Act”). The most significant component of the Act was the repeal of the extraterritorial income (“ETI”) exclusion and the replacement of ETI with a domestic deduction for a range of broadly defined domestic production activities. The Act also provides for a one-year period to repatriate certain foreign earnings at a special tax rate. The provisions of the Act are not expected to have a material impact on future earnings.

Transactions with Ford and Affiliates

      We have a profit maintenance agreement with Ford that requires Ford to maintain our consolidated income before income taxes and net income at specified minimum levels. In addition, we have an agreement to maintain a minimum control interest in FCE and to maintain FCE’s net worth above a minimum level. No payments were made under either of these agreements during the 2002 through 2004 periods.

      We formally documented our long-standing business practices with Ford in an agreement dated October 18, 2001, a copy of which was filed with the SEC on that date. The principal terms of this agreement include the following:

•	Any extension of credit from us to Ford and any of Ford’s automotive affiliates will be on arm’s length terms and will be enforced in a commercially reasonable manner.

•	We will not be required to guarantee the indebtedness or make equity investments in Ford or any of Ford’s automotive affiliates.

•	We and Ford agree to maintain our stockholder’s equity at a commercially reasonable level to support the amount, quality and type of receivables in light of prevailing economic circumstances.

•	We will not be required to accept credit or residual risk beyond what we would be willing to accept acting in a prudent and commercially reasonable manner (taking into consideration any interest rate supplements or residual value support payments, guarantees, or other subsidies that are provided to us by Ford or any of Ford’s automotive affiliates).

•	We and Ford are separate, legally distinct companies and will continue to maintain separate books, accounts, assets and liabilities.

      More information about transactions between us and Ford and other affiliates, is contained in Note 15 of our Notes to the Financial Statements, “Business — Overview”, “Business — Retail Financing”; “Business — Other Financing” and the description of Ford’s business in Ford’s 2004 10-K Report included as an exhibit to this report.

ITEM 2. PROPERTIES

      We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England from an affiliate of Ford. Most of our automotive finance branches and service centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2004, our total obligation under leases of real property was about $220 million.

ITEM 3. LEGAL PROCEEDINGS

      We are subject to legal actions, governmental investigations and other proceedings and claims relating to state and federal laws concerning finance and insurance, employment-related matters and other contractual relationships. Some of these matters are class actions or are seeking class action status. Some of these matters may involve claims for compensatory, punitive or treble damages and attorneys’ fees in very large amounts, or request other relief which, if granted, would require very large expenditures. Our significant pending matters are summarized below:

      SEC Inquiry of Ford Money Market Account Program. In January 2004, the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) requested information from us relating to the offering of debt securities under our Ford Money Market Account (“FMMA”) program. Under the FMMA program, we offer floating rate variable denomination demand debt securities to individual investors. Following the submission of information, we and the SEC Staff have been in discussions about resolving concerns the Staff identified regarding the use of certain marketing and solicitation materials. In March 2005, we made a settlement offer that included, with us neither admitting nor denying the Staff’s allegations, the issuance of a Cease and Desist Order requiring that we comply with Section 5 of the Securities Act of 1933 in connection with all marketing and solicitation materials. The terms of the tentative settlement also require us to undertake to discontinue or change certain aspects of our marketing practices relating to the FMMA program and to pay the SEC approximately $760,000 in disgorgement (based on cost savings relating to those practices). The SEC Staff has indicated that it will recommend this settlement offer to the Commission. The tentative settlement is subject to approval by the full Commission of the SEC.

      Fair Lending Class Actions. Jones v. Ford Motor Credit Company is pending in federal court in New York. Plaintiffs allege that our pricing practices discriminate against African-Americans. Plaintiffs’ motion for class certification is pending. A second fair lending case, Claybrook v. PRIMUS, is pending in federal court in Tennessee. The plaintiffs in Claybrook have made similar allegations concerning PRIMUS accounts. The class in Claybrook was certified on January 18, 2005, and trial began on March 1, 2005.

      Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that either of the matters described above could be decided unfavorably to us. Although the amount of liability at December 31, 2004 with respect to these matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition and liquidity.

      In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse effect on our operations, financial condition and liquidity. For a discussion of pending cases against Ford, see Item 3 in Ford’s 2004 Form 10-K Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      At December 31, 2004, all shares of our common stock were owned by Ford Holdings, LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity securities during 2004, and there is no market for our stock. We paid cash dividends of $4.3 billion and $3.7 billion in 2004 and 2003, respectively. For a discussion of our dividend policy, see the “Leverage” section in Item 7.

ITEM 6. SELECTED FINANCIAL DATA

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2004	2003	2002	2001	2000

Selected Income Statement	(in millions)
Total revenue	$17,882	$20,090	$22,438	$24,428	$22,792
Depreciation on vehicles subject to operating leases	4,909	7,009	8,435	8,397	7,433
Interest expense	5,333	5,831	6,929	8,922	8,910
Total financing margin and other revenue	7,640	7,250	7,074	7,109	6,449
Provision for credit losses	900	1,888	2,749	3,199	1,592
Income from continuing operations before income taxes	4,431	2,956	1,979	1,493	2,495
Income from continuing operations	2,781	1,820	1,241	829	1,536
Net income	2,862	1,817	1,234	839	1,536

Memo: Cash dividends paid	$4,300	$3,700	$1,150	$400	$120

Selected Balance Sheet	(in billions)
Finance receivables, net	$110.8	$105.3	$90.0	$103.2	$118.6
Net investment in operating leases	21.9	23.2	31.3	37.2	36.5

Total net finance receivables and operating leases	$132.7	$128.5	$121.3	$140.4	$155.1

Allowance for credit losses	$2.4	$2.9	$3.0	$2.6	$1.5
Total assets	172.6	179.1	170.4	173.1	174.3
Total managed receivables*	168.3	175.4	191.4	199.1	183.3

Short-term debt	$31.8	$24.7	$16.2	$22.6	$49.9
Long-term debt	112.5	125.0	124.1	123.2	95.7

Total debt	$144.3	$149.7	$140.3	$145.8	$145.6

Stockholder’s equity	$11.5	$12.5	$13.6	$12.0	$12.2

*	Managed receivables include receivables sold in off-balance sheet securitizations and exclude receivables sold in whole-loan sale transactions. For a discussion of how we review our business performance, including on a managed basis, see the “Overview” section in Item 7.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Generation of Revenue, Income and Cash

      As an indirect, wholly owned subsidiary of Ford, our primary focus is to profitably support the sale of Ford vehicles. The principal factors that influence our earnings are the amount and mix of finance receivables and net investment in operating leases and financing margins. The performance of these receivables and leases over time, mainly through the impact of credit losses and variations in the residual value of leased vehicles, also affects our earnings.

      The amount of our finance receivables and net investment in operating leases depends on many factors, including:

•	the volume of new and used vehicle sales and leases,

•	the extent to which we purchase retail installment sale and lease contracts and the extent to which we provide wholesale financing,

•	the sales price of the vehicles financed,

•	the level of dealer inventories,

•	Ford-sponsored special financing programs available exclusively through us, and

•	the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

      For finance receivables, financing margin equals the difference between revenue earned on finance receivables and the cost of borrowed funds. For operating leases, financing margin equals revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. Interest rates earned on most receivables and rental charges on operating leases generally are fixed at the time the contracts are originated. On some receivables, primarily wholesale financing, we charge interest at a floating rate that varies with changes in short-term interest rates.

Business Performance

      We review our business performance from several perspectives, including:

•	On-balance sheet basis — includes the receivables we own and receivables sold for legal purposes that remain on our balance sheet,

•	Securitized off-balance sheet basis — includes receivables sold in securitization transactions that are not reflected on our balance sheet,

•	Managed basis — includes on-balance sheet and securitized off-balance sheet receivables that we continue to service, and

•	Serviced basis — includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.

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

these activities, we monitor a number of measures, such as repossession statistics, losses on repossessions and the number of bankruptcy filings.

      We measure the performance of our North America segment and our International segment primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other adjustments in applying Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. For further discussion regarding our segments, see Note 16 of our Notes to the Financial Statements.

Trends and Strategies

Origination: Buy it Right, Price it Right

      In 2004, our origination strategy for the purchase of retail installment sale contracts and lease contracts from dealers continued to focus on financing Ford brand vehicles. In 2004, we continued to upgrade our proprietary risk assessment tools used in the origination process by refining assumptions to better align our pricing with our risk for each applicant. In North America, we announced in 2004 a plan to create an integrated sales platform in the United States and Canada over the next two years that would support sales activities for Ford Credit, Volvo Car Finance, PRIMUS, (Jaguar Credit, Land Rover Capital Group, Mazda Credit) and Commercial Lending Services. The plan included the consolidation of regional sales offices and an integration of branch locations. At December 31, 2004, the new regional structure was complete and the branch integration was on schedule. This integrated sales platform will allow us to provide expanded dealer support with longer operating hours as well as provide for dedicated brand managers located on-site to support each of the automotive brands. These actions will improve the process excellence of our origination activity in a manner that will improve cost efficiency.

Servicing: Operate Efficiently, Collect Effectively, Enhance Owner Loyalty

      Our servicing strategy is to improve efficiency and collections effectiveness by continually upgrading our processes while at the same time enhancing customer satisfaction and loyalty. During 2004, we further increased the commonality of our business processes and information technology platforms and introduced other enhancements to increase efficiency and effectiveness. In North America, for example, we enhanced our collection modeling capabilities to allow for more focused collection activity on high-risk accounts and refined a risk-based staffing model to ensure collection resources are aligned with portfolio risk. A common collection system was launched throughout our North American service centers. These and other process improvements, and the gradual improvement in the U.S. economy, resulted in us substantially lowering credit losses and delinquencies in 2004.

Funding: Fund it Efficiently, Manage Risks

      Our funding strategy is to maintain liquidity and access to diverse funding sources that are cost effective. We continue to have considerable flexibility between the mix of unsecured debt and asset-backed securitization issuance to meet our funding requirements. We continue to meet a significant portion of our funding requirements through securitizations because of the stability of the market for asset-backed securities, their lower costs compared with unsecured debt at our present credit ratings and the diversity of funding sources they provide. In recent years, lower credit ratings generally have resulted in higher borrowing costs and reduced access to capital markets. Our credit ratings are closely associated with the credit ratings of Ford, which have been lowered in the last several years. These lower credit ratings are primarily a reflection of concerns regarding Ford’s automotive cash

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising healthcare costs. As our credit ratings have declined, asset-backed funding programs have become more cost-effective compared with unsecured funding programs, and allow us access to a larger investor base. As a result of our funding strategy and the reduction in our managed receivables, our lower credit ratings have not had a material impact on our ability to fund our operations.

Results of Operations

Discontinued Operations

      During the fourth quarter of 2004, we committed to a plan to sell Triad Financial Corporation, our operation in the United States that specializes in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers’ affiliated finance companies. We expect to complete the sale of this business during 2005 for an amount approximately equal to the recorded book value. We have reported this business as discontinued/held-for-sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for all periods shown.

      During 2004, we completed the sale of AMI Leasing and Fleet Management Services, our operation in the United States that offered full service car and truck leasing.

      The following discussion of our results in Items 7 and 7A excludes the results of these discontinued/held-for-sale operations, as defined by SFAS No. 144, and are described in Note 13 of the Notes to the Financial Statements.

Fourth Quarter 2004 Compared with Fourth Quarter 2003

      In the fourth quarter of 2004, earnings were up $73 million compared with a year ago. Our income from continuing operations before income taxes was up $65 million compared with a year ago. The increase in earnings primarily resulted from improved credit loss performance.

      Results of our operations by business segment for the fourth quarter of 2004 and 2003 are shown below:

	Fourth Quarter

			2004
			Over/(Under)
	2004	2003	2003

	(in millions)
Income from continuing operations before income taxes North America segment	$660	$514	$146
International segment	151	159	(8)
Unallocated/eliminations	48	121	(73)

Income from continuing operations before income taxes	859	794	65
Provision for income taxes and minority interests	(335)	(299)	(36)
Income/(Loss) from discontinued/held-for sale operations	19	(25)	44

Total net income	$543	$470	$73

      North America segment income from continuing operations before income taxes in the fourth quarter of 2004 was up $146 million compared with the fourth quarter of 2003. This increase primarily reflected improved credit loss performance, which primarily resulted from fewer repossessions and a lower average loss per repossession.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      International segment income from continuing operations before income taxes in the fourth quarter of 2004 was down $8 million compared with the fourth quarter of 2003. This decrease primarily reflected the impairment of certain unconsolidated investments in our Asia-Pacific region, offset partially by favorable exchange (weaker dollar) in Europe, and recognition of a value-added tax refund in the United Kingdom.

      Income from continuing operations before income taxes in the unallocated/eliminations category in the fourth quarter of 2004 was down $73 million compared with the fourth quarter of 2003. The decrease primarily reflected a reduction in the favorable market valuation of derivative instruments and associated exposures.

Full Year 2004 Compared with Full Year 2003

      In 2004, earnings were up $1,045 million compared with a year ago. Income from continuing operations before income taxes was up $1,475 million compared with a year ago. The increase in earnings primarily reflected improved credit loss performance and improved leasing results.

      Results of our operations by business segment for 2004 and 2003 are shown below:

	Full Year

			2004
			Over/(Under)
	2004	2003	2003

	(in millions)
Income from continuing operations before income taxes North America segment	$3,371	$1,997	$1,374
International segment	778	660	118
Unallocated/eliminations	282	299	(17)

Income from continuing operations before income taxes	4,431	2,956	1,475
Provision for income taxes and minority interests	(1,650)	(1,136)	(514)
Income/(Loss) from discontinued/held-for sale operations	81	(3)	84

Total net income	$2,862	$1,817	$1,045

      North America segment income from continuing operations before income taxes in 2004 was up $1,374 million compared with 2003. This increase primarily reflected improved credit loss performance and improved leasing results, offset partially by lower income related to sales of receivables. The improved credit loss performance primarily resulted from fewer repossessions and a lower average loss per repossession. The improvement in leasing results primarily reflected higher used vehicle prices and a reduction in the percentage of vehicles returned to us at lease termination. The lower income related to sales of receivables primarily reflected lower sales of receivables and the impact of lower outstanding off-balance sheet receivables.

      International segment income from continuing operations before income taxes in 2004 was up $118 million compared with 2003. This increase is more than explained by favorable exchange (weaker dollar) in Europe and Asia-Pacific, improved operating costs in Europe, and the sale of the full-service leasing portfolios in the United Kingdom, Italy, Switzerland and Spain.

      Income from continuing operations before income taxes in the unallocated/eliminations category in 2004 was down $17 million compared with 2003. The decrease primarily reflected a reduction in the favorable market valuation of derivative instruments and associated exposures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Full Year 2003 Compared with Full Year 2002

      In 2003, earnings were up $583 million compared with a year ago. Income from continuing operations before income taxes in 2003 was up $977 million from 2002.

	Full Year

			2003
			Over/(Under)
	2003	2002	2002

	(in millions)
Income from continuing operations before income taxes North America segment	$1,997	$1,624	$373
International segment	660	580	80
Unallocated/eliminations	299	(225)	524

Income from continuing operations before income taxes	2,956	1,979	977
Provision for income taxes and minority interests	(1,136)	(738)	(398)
Loss from discontinued/held-for sale operations	(3)	(7)	4

Total net income	$1,817	$1,234	$583

      North America segment income from continuing operations before income taxes in 2003 was up $373 million compared with 2002. This increase primarily reflected improved credit loss performance, offset partially by the impact of lower average net receivables. The improved credit loss performance resulted in a lower allowance for credit losses consistent with our improving trend in charge-offs. The impact of lower average net receivables reflected lower retail installment and operating lease contract placement volumes.

      International segment income from continuing operations before income taxes in 2003 was up $80 million compared with 2002. This increase primarily reflected a lower provision for credit losses, the favorable impact of currency exchange rates and higher wholesale volume.

      Income from continuing operations before income taxes in the unallocated/eliminations category in 2003 was up $524 million compared with 2002. The improvement primarily reflected the net favorable market valuation of derivative instruments and associated exposures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Placement Volume and Financing Share

      Total worldwide financing contract placement volumes, excluding financing volumes for unconsolidated entities, for new and used vehicles are shown below:

	Fourth
	Quarter		Full Year

	2004	2003	2004	2003	2002

	(in thousands)
Worldwide
Retail installment	624	601	2,578	2,708	3,115
Operating and finance leases	131	98	519	487	775

Total financing volume	755	699	3,097	3,195	3,890

North America segment
United States	455	406	1,842	1,883	2,412
Canada	38	41	172	197	212

Total North America segment	493	447	2,014	2,080	2,624
International segment
Europe	192	187	806	836	917
Other international	70	65	277	279	349

Total International segment	262	252	1,083	1,115	1,266

Total financing volume	755	699	3,097	3,195	3,890

      Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Fourth
	Quarter		Full Year

	2004	2003	2004	2003	2002

United States
Financing share — Ford, Lincoln and Mercury Retail installment and lease	48%	39%	45%	39%	41%
Wholesale	83	84	84	85	85
Europe
Financing share — Ford
Retail installment and lease	35%	33%	29%	31%	34%
Wholesale	97	99	97	97	97

      North America Segment. In the fourth quarter of 2004, our total financing contract placement volumes were 493,000 contracts, up 46,000 contracts compared with a year ago reflecting an increase in Ford, Lincoln and Mercury brand retail and lease financing. Similarly, financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 48% compared with 39% a year ago, resulting from favorable Ford-sponsored marketing programs.

      For the full year of 2004, our total financing contract placement volumes were 2.0 million contracts, down 66,000 compared with a year ago. This overall decrease reflected our reduction of used and non-Ford retail installment financing as a result of our continued focus on financing Ford brand vehicles.

      International Segment. In the fourth quarter of 2004, our total financing contract placement volumes were 262,000, up 10,000 contracts compared with a year ago. For the full year of 2004, our

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

total financing contract placement volumes were 1.1 million contracts, down 32,000 compared with a year ago.

Financial Condition

Finance Receivables and Operating Leases

      Our financial condition is impacted significantly by the level of our receivables, which are shown below:

	December 31,

	2004	2003	2002

	(in billions)
Receivables
On-Balance Sheet (including on-balance sheet securitizations)
Finance receivables
Retail installment	$81.7	$77.0	$66.7
Wholesale	23.8	22.4	16.4
Other	5.3	5.9	6.9

Total finance receivables, net	110.8	105.3	90.0
Net investment in operating leases	21.9	23.2	31.3

Total on-balance sheet	$132.7	$128.5	$121.3

Memo: Allowance for credit losses included above	$2.4	$2.9	$3.0

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$16.7	$26.6	$47.6
Wholesale	18.9	20.3	22.5
Other	—	—	—

Total finance receivables	35.6	46.9	70.1
Net investment in operating leases	—	—	—

Total securitized off-balance sheet	$35.6	$46.9	$70.1

Managed
Finance receivables
Retail installment	$98.4	$103.6	$114.3
Wholesale	42.7	42.7	38.9
Other	5.3	5.9	6.9

Total finance receivables, net	146.4	152.2	160.1
Net investment in operating leases	21.9	23.2	31.3

Total managed	$168.3	$175.4	$191.4

Serviced	$172.3	$182.7	$196.4

      On-Balance Sheet Receivables. On-balance sheet net finance receivables and net investment in operating leases at December 31, 2004, were $132.7 billion, up $4.2 billion from year-end 2003.

      At December 31, 2004 and 2003, about $16.9 billion and $14.3 billion, respectively, of finance receivables have been sold for legal purposes to consolidated securitization special purpose entities (“SPEs”). In addition, at December 31, 2004, interests in operating leases and the related vehicles of about $2.5 billion have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

      Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables decreased $11.3 billion from a year ago.

      Managed Receivables. Total managed receivables decreased $7.1 billion from a year ago. The decrease primarily reflected lower retail and operating lease contract placement volumes. The lower level of managed receivables reflected our continued focus on financing Ford brand vehicles.

      Serviced Receivables. Serviced receivables include our managed receivables and receivables that we sold in whole-loan sale transactions. We continue to service the receivables sold in whole-loan sale transactions.

Credit Risk

      Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer and non-consumer portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheet is our estimate of the credit losses for receivables and leases that are impaired at the points in time shown on our balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Loss Metrics

Worldwide

      The following table shows actual credit losses net of recoveries (“charge-offs”) for our worldwide on-balance sheet, reacquired, securitized off-balance sheet and managed receivables, for the various categories of financing during the periods indicated. Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of FCAR Owner Trust (“FCAR”) in the second quarter of 2003. The loss-to-receivables ratios, which equal charge-offs divided by the average amount of net receivables outstanding for the period, are shown for our on-balance sheet and managed portfolios.

	Full Year

	2004	2003	2002

	(in millions)
Charge-offs
On-Balance Sheet
Retail installment and lease	$1,281	$1,737	$2,048
Wholesale	43	148	40
Other	3	6	27

Total on-balance sheet	1,327	1,891	2,115
Reacquired Receivables (retail)	74	92	—

Total on-balance sheet (including reacquired receivables)	$1,401	$1,983	$2,115

Securitized Off-Balance Sheet
Retail installment and lease	$244	$551	$439
Wholesale	—	—	6
Other	—	—	—

Total securitized off-balance sheet	$244	$551	$445

Managed
Retail installment and lease	$1,599	$2,380	$2,487
Wholesale	43	148	46
Other	3	6	27

Total managed	$1,645	$2,534	$2,560

Loss-to-Receivables Ratios
On-Balance Sheet (including reacquired receivables)*
Retail installment and lease	1.36%	1.86%	1.87%
Wholesale	0.20	0.79	0.25
Total including other	1.10%	1.60%	1.63%
Memo: On-Balance Sheet (excluding reacquired receivables)	1.04%	1.52%	1.63%
Managed
Retail installment and lease	1.32%	1.77%	1.60%
Wholesale	0.10	0.37	0.13
Total including other	0.97%	1.40%	1.31%

*	We believe that the use of the on-balance sheet loss-to-receivables ratio that includes the charge-offs related to reacquired receivables is useful to our investors because it provides a more complete presentation of our on-balance sheet charge-off performance.

     Most of our charge-offs are related to retail installment sale and lease contracts. Charge-offs depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, and the net resale price of repossessed vehicles and other losses associated with

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

impaired accounts and unrecoverable vehicles. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts.

Full Year 2004 Compared with Full Year 2003

      On-Balance Sheet. In 2004, charge-offs for our on-balance sheet portfolio, excluding charge-offs related to reacquired receivables, declined $564 million, from a year ago primarily reflecting fewer repossessions and a lower average loss per repossession in our U.S. retail installment and operating lease portfolio. These improvements resulted from our emphasis on purchasing higher quality retail installment and lease contracts and enhancements to our collection practices. The on-balance sheet loss-to-receivables ratio declined to 1.10% in 2004 from 1.60% in 2003, primarily reflecting improvements in charge-offs as described above.

      Securitized Off-Balance Sheet. In 2004, charge-offs for our securitized off-balance sheet portfolio declined $307 million from a year ago, primarily reflecting fewer repossessions and a lower average loss per repossession in our U.S. retail installment receivables and an overall lower level of securitized receivables resulting from lower off-balance sheet securitization activity in the last year.

      Managed. In 2004, charge-offs for our managed portfolio declined $889 million from a year ago primarily reflecting improved performance in our U.S. retail installment and operating lease portfolio and an overall lower level of receivables resulting from lower retail and operating lease contract placement volumes. The loss-to-receivables ratio for our managed portfolio was 0.97%, down from 1.40% a year ago.

Full Year 2003 Compared with Full Year 2002

      On-Balance Sheet. In 2003, charge-offs for our on-balance sheet portfolio declined $224 million from 2002, reflecting improved performance in our U.S. retail installment and operating lease portfolio. This decline was offset partially by the charge-off of 120-day delinquent accounts, which resulted in recognition of $106 million of credit losses, primarily in our wholesale receivables in Europe. As a result of lower on-balance sheet credit losses and our retention of securitized receivables on our balance sheet, which exhibit lower loss-to-receivable ratios than the average portfolio, our on-balance sheet loss-to-receivables ratio in 2003 was 1.60%, down from 1.63% in 2002.

      Securitized Off-Balance Sheet. In 2003, charge-offs for our securitized off-balance sheet portfolio increased $106 million from a year ago, reflecting an increase in the average age of our securitized off-balance sheet receivables.

      Managed. In 2003, charge-offs for our managed portfolio declined $26 million from a year ago, and the loss-to-receivables ratio for our managed portfolio was 1.40% in 2003, up from 1.31% the previous year, reflecting primarily lower retail receivables and net investment in operating leases resulting from lower placement volumes and whole-loan sale transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ford Credit U.S. Retail and Operating Lease

      The following table shows the loss-to-receivables, repossession, bankruptcy and delinquency statistics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio, which was approximately 60% of our worldwide-managed portfolio of retail installment receivables and net investment in operating leases at December 31, 2004.

	Full Year

	2004	2003	2002

On-Balance Sheet
Charge-offs (in millions, excluding reacquired receivables)	$777	$1,013	$1,180
Loss-to-receivables ratios (excluding reacquired receivables)	1.40%	1.89%	1.87%
Charge-offs (in millions, including reacquired receivables)	$838	$1,088	$1,180
Loss-to-receivables ratios (including reacquired receivables)*	1.50%	2.04%	1.87%
Managed
Charge-offs (in millions)	$1,002	$1,530	$1,520
Loss-to-receivables ratios	1.44%	1.89%	1.50%
Other Metrics — Serviced
Repossessions (in thousands)	165	200	199
Repossession ratios	3.02%	3.27%	2.79%
Average loss per repossession	$6,600	$7,350	$6,960
New bankruptcy filings (in thousands)	85	107	117
Over-60 day delinquency ratio	0.18%	0.35%	0.36%

*	We believe that the use of the on-balance sheet loss-to-receivables ratio that includes the charge-offs related to reacquired receivables is useful to our investors because it provides a more complete presentation of our on-balance sheet charge-off performance.

     On-Balance Sheet. Charge-offs, excluding charge-offs related to reacquired receivables, declined $236 million in 2004 compared with a year ago, reflecting our emphasis on purchasing higher quality receivables and enhancements to our collection practices. These actions, along with improved economic conditions in the U.S., have contributed to fewer repossessions in 2004. In addition, higher used vehicle prices have reduced the average loss per repossession.

      Managed. Charge-offs declined $528 million compared with a year ago primarily reflecting fewer repossessions and a lower average loss per repossession, and lower levels of managed receivables resulting from lower retail installment and operating lease contract placement volumes over the past several years.

      Other Metrics — Serviced. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding during the relevant periods, defined as the repossession ratio. In 2004, our total number of repossessions was 165,000, down 35,000 from a year ago reflecting our emphasis on purchasing higher quality receivables and enhancements to our collection practices. The decrease in repossessions favorably affected our repossession ratio, which declined 25 basis points to 3.02% in 2004 from 3.27% in 2003. Our average loss per repossession was $6,600, down $750 per unit from a year ago primarily reflecting higher used vehicle prices.

      In 2004, the over-60-day delinquency ratio was 0.18%, down from 0.35% a year ago. Full year delinquency ratios reflect an average of the quarterly ratios, which express delinquencies as a percent of the end-of-period accounts outstanding for non-bankrupt accounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowance for Credit Losses

      Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables, for our on-balance sheet portfolio, are shown below:

	December 31,

	2004	2003	2002

	(in billions)
Allowance for Credit Losses
Retail installment and lease	$2.3	$2.7	$2.7
Wholesale	0.1	0.1	0.2
Other	0.0	0.1	0.1

Total allowance for credit losses	$2.4	$2.9	$3.0

As a Percentage of End-of-Period Net Receivables
Retail installment and lease	2.18%	2.69%	2.76%
Wholesale	0.56	0.71	1.37
Other	0.74	0.97	0.97
Total	1.83%	2.26%	2.47%

      The decrease in the allowance for credit losses of approximately $500 million primarily reflected significantly improved charge-off performance in the United States, specifically fewer repossessions and a lower average loss per repossession in the Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. Our emphasis on purchasing higher quality receivables, enhancements to our collection practices and higher used vehicle prices resulted in a reduction in net charge-offs and the associated provision for credit losses.

      A description of our process for setting this allowance is provided below in “Critical Accounting Estimates — Allowance for Credit Losses.” Our allowance for credit losses does not include any allowance for receivables that we have sold in off-balance sheet securitizations and whole-loan sale transactions.

Residual Risk

      We are exposed to residual risk on operating leases, Red Carpet Option contracts and similar balloon payment products where the customer has the right to return the financed vehicle to us. Our residual risk on operating leases and other contracts is composed of two types of risk: residual value risk and return rate risk. Residual value risk is the risk that the amount we obtain from returned vehicles sold at auction will be less than our estimate of the expected residual value for the vehicle. Return rate risk is the possibility that the percentage of vehicles returned to us at contract termination will be higher than we expect. Residual risk on operating leases is discussed in more detail below in “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail Operating Lease Experience

      We use various statistics to monitor our residual value risk and return rate risk. Placement volume measures the number of leases we purchase each year. Termination volume measures the number of vehicles for which the lease has ended in each year. Return rates reflect the percentage of vehicles that are returned to us at the end of the terminated lease. The following table shows placement volumes, termination volumes and return rates for our North America segment, which accounted for 93% of our total net investment in operating leases at December 31, 2004:

	Full Year

	2004	2003	2002

Placement Volume (in thousands)
Ford, Lincoln and Mercury Cars	45	57	104
Ford, Lincoln and Mercury Trucks	206	144	261
Jaguar, Land Rover and Volvo	51	48	95
Other	41	25	9

Total North America segment	343	274	469

Termination Volume (in thousands)
Ford, Lincoln and Mercury Cars	119	167	169
Ford, Lincoln and Mercury Trucks	265	412	486
Jaguar, Land Rover and Volvo	60	55	48
Other	14	20	34

Total North America segment	458	654	737

Return Rate
Ford, Lincoln and Mercury Cars	75%	78%	62%
Ford, Lincoln and Mercury Trucks	56	68	66
Jaguar, Land Rover and Volvo	58	54	44
Other	54	55	50
Total North America segment	61%	69%	63%

      In 2004, North America placement volumes were up 69,000 units compared with a year ago. Termination volumes were down 196,000 units compared with a year ago, largely related to lower contract placement volumes in 2001 and 2002. In 2004, return rates were down 8 percentage points compared with a year ago, primarily reflecting higher used vehicle prices and lower contract residual values.

Credit Ratings

      Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the Securities and Exchange Commission:

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

      The ratings and trend assigned to us by DBRS have been in effect since April 2003 and were confirmed by DBRS in October 2004. Fitch revised our rating outlook to Stable from Negative in May 2004 and the outlook was affirmed in October 2004. The ratings assigned by Fitch have been in effect since January 2002 and were affirmed by Fitch in October 2004. The ratings and outlook assigned by Moody’s have been in effect since January 2002 and were affirmed by Moody’s in October 2004. The ratings and outlook assigned by S&P have been in effect since November 2003 and were affirmed by S&P in October 2004. The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since 2002:

	DBRS*			Fitch			Moody’s			S&P

	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Date	Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term	Term	Outlook

Jan. 2002	A (low)	R-1(low)	Stable	BBB+	F2	Negative	A3	P-2	Negative	BBB+	A-2	Negative

Oct. 2002	A (low)	R-1(low)	Negative	BBB+	F2	Negative	A3	P-2	Negative	BBB	A-2	Negative

Apr. 2003	BBB (high)	R-1(low)	Stable	BBB+	F2	Negative	A3	P-2	Negative	BBB	A-2	Negative

Nov. 2003	BBB (high)	R-1(low)	Stable	BBB+	F2	Negative	A3	P-2	Negative	BBB-	A-3	Stable

May 2004	BBB (high)	R-1(low)	Stable	BBB+	F2	Stable	A3	P-2	Negative	BBB-	A-3	Stable

*	NRSRO designation granted on February 27, 2003

Funding

Funding Sources

      Our funding sources include debt issuances, sales of receivables in securitizations and other structured financings, and bank borrowings. Debt issuance consists of short- and long-term unsecured debt, placed directly by us or through securities dealers or underwriters in the United States and international capital markets, and reaches both retail and institutional investors. We issue commercial paper in the United States, Europe, Canada and other international markets, with sales mostly to qualified institutional investors. Rule 2a-7 under the Investment Company Act of 1940, as amended, limits money market mutual funds subject to that Act to investments only in securities that have received a “1” or “2” rating from at least two NRSROs. In particular, money market mutual funds may hold no more than 5% of their assets in the “Tier-1” securities of any issuer and no more than 1% of their assets in the “Tier-2” securities of any issuer (with no more than 5% of assets permitted in Tier-2 securities from all issuers combined). Tier-1 securities are those receiving a “1” rating from at least two NRSROs; Tier-2 securities are those receiving a “2” rating from at least two NRSROs and not a “1” rating from at least two NRSROs.

      In 2001 and 2002, S&P, Moody’s and Fitch lowered our short-term ratings from their respective “1” rating category (A-1/P-1/F1) to their “2” rating category (A-2/P -2/F2), while DBRS maintained our short-term rating (R-1 (low)) in their “1” rating category. In 2003, S&P further lowered our short-term rating to A-3. Consequently, since October 2001 we have been a Tier-2 commercial paper issuer and remain so at present. The U.S. market for Tier-2 commercial paper (i.e., that having the second highest rating from at least two NRSROs) is only approximately 5% the size of the U.S. Tier-1 commercial paper market ($57 billion outstanding for Tier-2 compared with $1.3 trillion

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

outstanding for Tier-1 at December 31, 2004). The U.S. Tier-2 market increased from $54 billion outstanding at the end of 2003 to $57 billion outstanding at the end of 2004.

      We also obtain short-term funding from the sale of floating rate demand notes, which may be redeemed at any time at the option of the holder thereof without restriction. At December 31, 2004, the principal amount outstanding of such notes was $7.7 billion. We do not hold reserves to fund the payment of the demand notes or any other short-term funding obligation. Our policy is to have sufficient cash and cash equivalents, unused committed bank-sponsored asset-backed commercial paper issuer (“conduit”) capacity, securitizable assets, and back-up credit facilities to provide liquidity for all of our short-term funding obligations. FCE also issues certificates of deposit primarily to institutional investors in various markets to obtain short-term funding. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

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

      As part of maintaining a diverse global funding strategy, we also issue long-term debt securities to retail investors. We access retail investors in the United States through our Continuously Offered Bonds for Retail Accounts program, in Canada through our Term Bonds in Retail Distribution program, and in select European markets through our Continuously Available Retail Securities program (formerly known as Internotes). We issue debt to retail investors at various maturities ranging from eighteen months to 30 years. Total outstanding balances in our long-term retail programs were $9.1 billion at year-end 2004 (United States $6.2 billion, Canada $1.9 billion, FCE $1.0 billion), up $3.0 billion compared with year-end 2003.

      We also transfer receivables and interests in operating leases and the related vehicles in securitizations and other structured financings to obtain funding. These transfers are considered sales for legal purposes. We securitize receivables and interests in operating leases and the related vehicles because of the lower cost compared with unsecured funding at our present credit ratings. These transactions can be structured to provide both short- and long-term funding. For a more complete discussion of securitization and other structured financings, see “Sales of Receivables Transactions” below.

Funding Strategy

      Our funding strategy is to maintain liquidity and access to diverse funding sources that are cost effective. During 2004, we continued to meet a significant portion of our funding requirements through securitizations because of the stability of the market for asset-backed securities, their lower relative costs and the diversity of funding sources that they provide.

      As a result of lower credit ratings over the last three years, we focused our efforts on further diversification of funding sources and reduced our reliance on short-term funding, especially unsecured commercial paper. We launched new asset-backed commercial paper and retail unsecured bond programs, and expanded our securitization and other structured financing channels, including transactions by foreign affiliates and expansion of our conduit program. As our short-term credit ratings have declined, asset-backed commercial paper programs have become more cost-effective compared with unsecured commercial paper, and allow us access to a larger investor base as discussed in “Funding Sources” above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      As a result of our funding strategy and the reduction in our managed receivables, lower credit ratings during the past three years have not had a material impact on our ability to fund our operations. Any further lowering of our credit ratings may increase our borrowing costs and potentially constrain our funding sources. This could cause us to increase our use of securitization or other sources of liquidity or to reduce the amount of receivables we could purchase, thereby potentially adversely affecting our ability to support the sale of Ford brand vehicles.

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

      In addition to enhancing our liquidity, one of the main reasons that we have used securitizations as a funding source over the last few years has been that spreads on our securitized funding have been more stable and lower than those on our unsecured term-debt funding. Our unsecured spreads have been very volatile over the last three years, as a result of market perceptions and our lower credit ratings, whereas our securitized funding spreads (which are based on the underlying finance receivables and credit enhancements) have not. Over the last two years, our unsecured long-term debt funding spreads have fluctuated between 124 and 638 basis points above comparable U.S. Treasury securities, while our spreads on securitized funding have fluctuated between 35 and 63 basis points above comparable U.S. Treasury securities. The following chart shows our spreads at the end of each quarter, and the average, high and low spreads in 2004, and at each year-end in the 2002 through 2003 periods:

	Funding Spreads Compared with 3-Year U.S. Treasury*

	2004							December 31,

	Avg.	High	Low	Dec. 31	Sept. 30	June 30	Mar. 31	2003	2002

	(basis points)
Unsecured debt funding	162	205	124	165	128	124	193	186	447
Securitized funding	51	63	43	45	49	59	51	53	62

Unsecured over/(under) securitized	111	142	81	120	79	65	142	133	385

*	The spreads listed are indicative only and do not reflect specific transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funding Portfolio

      Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	December 31,

	2004	2003	2002

	(in billions)
Debt
Asset-backed commercial paper*	$12.6	$9.0	$—
Commercial paper — unsecured	8.9	6.1	8.2
Floating rate demand notes	7.7	7.3	5.1
Other short-term debt	2.6	2.3	2.9

Total short-term debt	31.8	24.7	16.2
Long-term debt (including notes payable within one year)	112.5	125.0	124.1

Total debt	144.3	149.7	140.3

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	35.6	46.9	70.1
Retained interest	(9.2)	(12.6)	(17.4)

Total securitized off-balance sheet funding	26.4	34.3	52.7

Total debt plus securitized off-balance sheet funding	$170.7	$184.0	$193.0

Memo: Asset-backed commercial paper (FCAR) previously reported as securitized off-balance sheet funding	—	—	$11.9

Ratios
Credit lines to total unsecured commercial paper	84%	>100%	>100%
Credit lines to total unsecured commercial paper (including Ford bank lines)	>100	>100	>100
Securitized funding to managed receivables	24	25	28
Short-term debt and notes payable within one year to total debt	43	36	28
Short-term debt and notes payable within one year to total capitalization	40	33	25

*	Amounts represent asset-backed commercial paper issued by FCAR, a consolidated securitization SPE, which is payable out of collections on the receivables supporting FCAR. This debt is the legal obligation of FCAR.

     At December 31, 2004, unsecured commercial paper was up $2.8 billion compared with year-end 2003, reflecting increased investor demand. At December 31, 2004, total debt plus securitized off-balance sheet funding was down $13.3 billion compared with year-end 2003, primarily reflecting repayment of debt maturing in 2004 and lower funding requirements due to lower asset levels.

      Short-term debt and notes payable within one year as a percentage of total debt increased from 36% at year-end 2003 to 43% at year-end 2004, primarily resulting from higher commercial paper balances (unsecured and asset-backed). The ratio of total credit lines to total unsecured commercial paper (including Ford bank lines) has been more than 100% at each year-end in the 2002 through 2004 period, primarily due to a reduction in our unsecured commercial paper balance.

      During 2004, we issued $18.4 billion of long-term debt with maturities of one to 30 years, including $9.9 billion of unsecured institutional funding, $4.7 billion of unsecured retail bonds, $3.6 billion of on-balance sheet securitizations, and approximately $200 million of other long-term debt. In addition, we realized proceeds of $10.3 billion from sales of receivables in off-balance sheet securitizations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Term Public Funding Plan

      The following table shows our term public funding issuances for 2003 and 2004 and our planned issuances for 2005:

	2005
	Forecast	2004	2003

	(in billions)
Unsecured Term Debt
Institutional	$5 - 9	$7	$15
Retail	5 - 6	5	4

Total unsecured term debt	10 - 15	12	19
Term Public Securitization*	10 - 15	6	11

Total term public funding	$20 - 30	$18	$30

*	Reflects new issuance and includes funding from discontinued operations in 2004 and 2003; excludes whole-loan sales, and other structured financings.

     We expect our full-year 2005 term public funding requirements to be between $20 billion and $30 billion. In 2004, we completed about $18 billion of public term funding transactions. Because of significant available liquidity and our relatively smaller balance sheet size, in 2004 we purchased in open market transactions a small portion of our outstanding debt securities. Depending on market conditions, we may continue repurchasing a portion of our outstanding debt securities during 2005.

      Because we expect to continue using private funding sources and further reduce our managed receivables in 2005, our term public funding requirements are lower than the combined amount of maturing debt and amortization of asset-backed securities (about $54 billion). Any whole-loan sale transactions (see “Liquidity” below) could further reduce our funding requirements. We can offer no assurance that we will not change our funding plan, and our funding plan and ability to meet our funding plan are subject to risks and uncertainties, many of which are beyond our control (see “Liquidity Risks” below).

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

      Cash and Cash Equivalents. At December 31, 2004, our cash and cash equivalents totaled $12.7 billion, compared with $15.7 billion at year end 2003, down $3.0 billion, primarily reflecting debt maturities in excess of new debt issuances. In the normal course of our funding transactions, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding obligations and give us flexibility in the use of our other funding programs. Our cash and cash equivalents include short-term U.S. Treasury bills, federal agency discount notes, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Conduit Program. We have entered into agreements with a number of conduits under which such conduits are contractually committed to purchase from us, at our option, up to $14.3 billion of receivables in the aggregate as of December 31, 2004. This is an extremely liquid funding source, as we are able to access funds in two days. These agreements have varying maturity dates between June 23, 2005 and October 13, 2005 and, in the past, have been renewed on an annual basis. As of December 31, 2004, we had utilized approximately $4.6 billion of these conduit commitments. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the conduit of its obligation to purchase receivables. However, they do contain provisions that could terminate the unused portion of the purchase commitments if the performance of the sold receivables deteriorates beyond specified levels. Based on our experience, we do not expect any commitments to be terminated due to these performance requirements. None of these arrangements may be terminated based on a change in our credit rating.

      Whole-Loan Sale Transactions. During 2002, we began a program to sell retail installment sale contracts in transactions where we retain no interest and thus no exposure to the sold assets. These transactions, which we refer to as “whole-loan sale transactions,” provide liquidity by enabling us to reduce our managed receivables and our need for funding to support those receivables. Total outstanding receivables sold in whole-loan transactions at December 31, 2004 were $4.0 billion.

Back-up Credit Facilities

      Our back-up credit facilities were as follows on the dates indicated:

	December 31,

	2004	2003	2002

	(in billions)
Back-up Credit Facilities
Ford Credit	$4.3	$4.3	$8.6
FCE	3.2	3.4	5.3
Ford bank lines (available at Ford’s option)	6.9	6.8	7.6
Asset-backed commercial paper lines	18.0	18.6	13.6

Total back-up facilities	32.4	33.1	35.1
Drawn amounts	(0.8)	(1.0)	(0.9)

Total available back-up facilities	$31.6	$32.1	$34.2

      For additional funding and to maintain liquidity, we and our majority-owned subsidiaries, including FCE, have contractually committed credit facilities with financial institutions that totaled approximately $7.5 billion at December 31, 2004. This includes $4.3 billion of Ford Credit facilities ($3.9 billion global and approximately $400 million non-global) and $3.2 billion of FCE facilities ($3.0 billion global and approximately $200 million non-global). Approximately $800 million of the total facilities were in use at December 31, 2004. These facilities have various maturity dates. Of the $7.5 billion, about 39% of these facilities are committed through June 30, 2009. Our global credit facilities may be used at our option by any of our direct or indirect, majority-owned subsidiaries. FCE’s global credit facilities may be used at its option by any of its direct or indirect, majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      At Ford’s option, approximately $6.9 billion of Ford’s global lines of credit may be used by any of its direct or indirect, majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.6 billion of such credit lines to us and $518 million to FCE.

      Additionally, at December 31, 2004, banks provided $18.0 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $17.5 billion supported our FCAR program and $500 million supported our Motown NotesSM program. Unlike our other credit facilities described above, these facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is subject to conditions specific to each program. At December 31, 2004, about $15.7 billion of FCAR’s bank credit facilities were available to support FCAR’s asset-backed commercial paper or subordinated debt. The remaining $1.8 billion of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. For a more complete discussion of FCAR, see “Sales of Receivables Transactions — On-Balance Sheet Arrangements” below.

Liquidity Risks

      Despite our diverse sources of liquidity, our ability to maintain our liquidity may be affected by the following factors:

•	Our credit ratings,

•	Disruption of financial markets,

•	Market capacity for Ford- and Ford Credit-sponsored investments,

•	General demand for the type of securities we offer,

•	Our ability to sell receivables,

•	Performance of receivables in our previous receivables sale transactions,

•	Accounting and regulatory changes, and

•	Our ability to maintain back-up credit facilities.

Sales of Receivables Transactions

Overview

      We periodically sell receivables in securitizations and other structured financings and in whole-loan sale transactions. Some of these arrangements satisfy accounting sale treatment consistent with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) and are not reflected on our balance sheet in the same way as debt funding, but could have an effect on our financial condition, operating results and liquidity. Some of these arrangements do not satisfy the requirements for accounting sale treatment and the sold receivables and associated debt are not removed from our balance sheet.

      The securitization process involves the sale of securities to investors, the payment of which is secured by a pool of receivables. The cash flows on the underlying receivables are used to pay principal and interest on the debt securities as well as transaction expenses. Because of the similarity between securitizations and structured financings, we include structured financings and refer to them as securitizations in our analysis of off-balance sheet arrangements and elsewhere in this report.

      We have participated in the securitization market since 1988. Automobile finance receivables are one of the largest classes of assets that are securitized and we are regularly one of the largest

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

securitizers of automobile finance receivables. We securitize our receivables because the highly liquid and efficient market for securitization of financial assets provides us with a lower cost source of funding, compared with unsecured debt given our present credit ratings, diversifies our funding among different markets and investors, and provides additional liquidity.

      Our securitization programs are diversified among asset classes and markets. We securitize retail installment sale contracts, wholesale receivables, and interests in operating leases and the related vehicles. We participate in securitization markets in North America, Europe, and Asia-Pacific, using assets originated in the United States, Canada, the United Kingdom, Germany, Spain, Italy, France, Japan, Australia and Mexico.

Use of Special Purpose Entities

      Securitization involves the sale of a pool of receivables to a special purpose entity (“SPE”), typically a trust. The SPE issues interest-bearing securities, commonly called asset-backed securities that are secured by the sold receivables. The SPE uses proceeds from the sale of these securities to pay the purchase price for the sold receivables. The SPE has limited purposes and may only be used to purchase the receivables, issue asset-backed securities and make payments on the securities. The SPE has a limited duration and generally terminates when investors holding the asset-backed securities have been paid all amounts owed to them. Our use of SPEs in our securitizations is consistent with conventional practices in the securitization industry. The sale to the SPE achieves isolation of the sold receivables for the benefit of securitization investors and protects them from the claims of our creditors. If accounting rules are met, the sold receivables and associated debt are removed from our balance sheet. The use of SPEs combined with the structure of these transactions means that the payment of the asset-backed securities is based on the creditworthiness of the underlying finance receivables and any enhancements (as discussed below), and not our own creditworthiness. As a result, the senior asset-backed securities issued by the SPEs generally receive the highest short-term credit ratings and among the highest long-term credit ratings from the credit rating agencies that rate them and are sold to securitization investors at cost-effective pricing.

      We sponsor the SPEs used in all of our securitization programs with the exception of bank-sponsored asset-backed commercial paper issuers. None of our officers, directors or employees holds any equity interests in our SPEs or receives any direct or indirect compensation from the SPEs. These SPEs do not own our stock or stock of any of our affiliates.

Typical U.S. Retail Securitization Structure

      Our typical U.S. retail securitization is a two-step transaction. We sell a pool of our retail installment sale contracts to a wholly owned, bankruptcy-remote special purpose subsidiary that establishes a separate SPE, usually a trust, and transfers the receivables to the SPE in exchange for the proceeds from securities issued by the SPE. The securities issued by the trust, usually notes or certificates of various maturities and interest rates, are paid by the SPE from collections on the pool of receivables it owns. These securities are usually structured into senior and subordinated classes. The senior classes have priority over the subordinated classes in receiving collections from the sold receivables. The receivables acquired by the SPE and the asset-backed securities issued by the SPE are assets and obligations of the SPE.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      The following flow chart diagrams our typical U.S. retail securitization transaction:

      We select receivables at random for our securitization transactions using selection criteria designed for the specific transaction. For securitizations of retail installment sale contracts, the selection criteria are based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program and the type of financed vehicle. In general, the criteria also require receivables to be active and in good standing. In our retail transactions, we typically exclude receivables where the obligor is having a credit problem that is evidenced by more than 30-day delinquency, bankruptcy or payment extensions.

      We provide various forms of credit enhancements and payment enhancements to reduce the risk of loss for senior classes of securities and enhance the likelihood of timely payment of interest and principal when due. These enhancements include over-collateralization (when the principal balance of receivables owned by the SPE exceeds the principal amount of asset-backed securities issued by the SPE), segregated cash reserve funds, subordinated securities, and interest rate swaps.

      We retain interests in receivables sold through securitizations. The retained interests may include senior and subordinated securities issued by the SPE, undivided interests in wholesale receivables, restricted cash held for the benefit of the SPE (for example, a reserve fund) and residual interests in securitization transactions. Income from residual interest in securitization transactions represents the right to receive collections on the sold finance receivables in excess of amounts needed by the SPE to pay interest and principal to investors, servicing fees and other required payments. Retained interests, including a portion of our undivided interest in wholesale receivables, are subordinated and serve as credit enhancements for the more senior securities issued by the SPE to help ensure that adequate funds will be available to pay investors that hold senior securities. Our ability to realize the carrying amount of our retained interests depends on actual credit losses and prepayment speeds on the sold receivables. We retain credit risk in securitizations. Our retained interests include the most subordinated interests in the SPE, which are the first to absorb credit losses on the sold receivables. The impact of credit losses in the pool of sold receivables will likely be limited to our retained interests because securitizations are structured to protect the holders of the senior asset-backed securities.

      The SPE engages us as servicer to collect and service the sold receivables for a servicing fee. Our servicing duties include collecting payments on receivables, and preparing monthly investor reports on the performance of the sold receivables that are used by the trustee to distribute monthly interest and/or principal payments to investors. While servicing the sold receivables for the SPE we apply the same servicing policies and procedures that we apply to our owned receivables and maintain our normal relationship with our financing customers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements

Securitization Programs

      We sell retail and wholesale receivables through a variety of off-balance sheet securitization programs, using both amortizing and revolving structures. These programs are targeted to many different investors in both public and private markets worldwide:

•	Retail Securitization — we sell pools of retail installment sale contracts to SPEs that issue securities, most of which are sold to investors in public offerings or private transactions.

•	Wholesale Securitization — we sell wholesale finance receivables from specified dealer accounts to SPEs that issue notes that are sold to investors in public offerings.

•	Motown NotesSM Program — we administer an asset-backed commercial paper program that is secured by an undivided proportionate interest in a pool of wholesale receivables.

•	Conduits — we sell pools of retail installment sale contracts to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsoring bank.

•	Foreign Affiliate Securitization — our foreign subsidiaries in Canada, Australia and Japan and foreign branches of FCE in Germany, the United Kingdom, Spain and Italy all have securitization programs. Assets are sold to SPEs that issue securities in public offerings, or to conduit issuers.

•	Other Structured Financings — our Latin America subsidiaries sell pools of retail receivables to large financial institutions where we retain subordinated interests in the sold receivables.

      In the U.S., we generally are able to access the securitization markets in two days, in the case of our unutilized capacity in conduits and our Motown NotesSM program, and generally two to three weeks for repeat transactions in our retail and wholesale securitization programs. New programs and new transaction structures typically require substantial development time before coming to market.

Our Continuing Obligations

      We generally have no obligation to repurchase or replace any receivable sold to an SPE that subsequently becomes delinquent in payment or otherwise is in default. Investors holding securities issued by an SPE have no recourse to us or our other assets for credit losses on the sold receivables and have no right to require us to repurchase the securities. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or make monetary contributions or contributions of additional receivables to our SPEs either due to the performance of the sold receivables or the credit rating of our short-term or long-term debt. However, as the seller and servicer of the finance receivables to the SPE, we are obligated to provide certain kinds of support to our securitizations, which are customary in the securitization industry. These obligations consist of indemnifications, receivable repurchase obligations on receivables that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional receivables in revolving transactions, and servicer advances. See Note 7 of our Notes to the Financial Statements for more information about these repurchases.

Risks to Continued Funding under Securitization Programs

      Some of our securitization programs contain structural features that could prevent us from using these sources of funding if:

•	the credit losses on a pool of sold receivables or our overall portfolio of receivables exceed specified levels;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	the delinquencies on a pool of sold receivables or our overall portfolio of receivables exceed specified levels;

•	the payment rates on wholesale receivables are lower than specified levels; or

•	the amount of wholesale receivables are lower than specified levels.

      Based on our experience, we do not expect that any of these features will have a material adverse impact on our ability to use securitization to fund our operations.

      In addition to the specific transaction-related structural features discussed above, our ability to sell receivables in securitizations may be affected by the following factors:

•	Amount and credit quality of receivables available to sell — lower overall receivables levels or a higher proportion of non-performing receivables could decrease the amount of receivables available to securitize,

•	Performance of receivables in our previous receivables sales — if receivables in our existing securitization transactions deteriorate significantly we may not be able to access the market, particularly in public transactions where receivables performance is publicly available, and/or the costs to securitize may increase,

•	General demand for the type of receivables supporting the asset-backed securities — investor desire for securities with different risk and/or yield characteristics could result in reduced demand for these types of investments,

•	Market capacity on Ford Credit and our sponsored investments — investors may reach exposure limits and/or wish to diversify away from our risk,

•	Accounting and regulatory changes — may result in temporary disruption or termination of one or more of our present programs which may or may not be able to be restructured or replaced,

•	Our credit rating — may impact investors’ acceptance of our asset-backed securities, especially on certain asset classes such as wholesale that are more closely correlated to the impact of Ford and our credit rating, and

•	Our ability to maintain back-up liquidity facilities for any programs that require it.

      If as a result of any of these or other factors the cost of securitized funding were to increase significantly or funding through securitizations were no longer available to us, it would have a material adverse impact on our operations, financial condition and liquidity. However, given the diversity of our securitization programs, it is not likely that these risk factors would impact all programs simultaneously. In addition, new structures could be developed, recognizing that substantial time is required for the development, launch, and market acceptance of new programs.

On-Balance Sheet Arrangements

      Some of our securitization programs do not satisfy accounting sale treatment and are, therefore, included in our financial statements. These programs have many of the structural features, continuing obligations, and risks as the off-balance sheet arrangements described above. Assets that have been set aside to repay debt issued by securitization SPEs are only available to repay the debt issued by the securitization SPEs and to pay other securitization investors and other participants. These assets are not available to pay our other obligations or the claims of our other creditors. The debt issued by these securitization SPEs is payable out of collections on these assets. This debt is the legal obligation of the securitization SPEs and is not the legal obligation of Ford Credit or its other subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      FCAR. We use a special purpose on-balance sheet trust, FCAR, as a source of funds for our operations. FCAR’s activities are limited to issuing asset-backed commercial paper and other securities, borrowing from banks and buying highly-rated asset-backed securities issued by securitization SPEs sponsored by us. As of December 31, 2004, FCAR held only asset-backed securities secured by retail installment sale contracts.

      We could be prevented from using FCAR as a source of funding in certain circumstances. If credit losses or delinquencies in our portfolio of retail, wholesale or lease receivables exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities of the affected type for so long as such levels are exceeded. FCAR is permitted to purchase only highly rated asset-backed securities, and if the credit enhancement on any asset-backed security purchased by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and would wind down its operations.

      Other Securitizations. Securitization SPEs we sponsor have also issued notes backed by interests in operating leases and the related vehicles held in titling SPEs in the United States, by wholesale receivables originated in Spain and France and by retail installment sale contracts originated in Australia.

Whole-Loan Sale Transactions

      We sell pools of retail installment sale contracts in whole-loan sale transactions. Unlike our securitizations, in whole-loan sale transactions we do not retain any interests in the sold receivables and do not have any risk of loss related to the sold receivables. We continue to service the receivables sold in whole-loan sale transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Sales of Receivables Activity

      The following table illustrates our worldwide receivable sales activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Full Year

	2004	2003	2002

	(in billions)
Net Proceeds from Receivable Sales
North America segment
Public retail	$1.7	$5.7	$15.5
Conduit	1.8	1.8	2.5
Motown NotesSM program	1.0	1.0	4.8
FCAR	—	—	8.3
Public wholesale	3.0	—	—
Canada and other	0.8	1.3	1.1

Total North America segment	8.3	9.8	32.2
International segment
Europe
Public	1.3	2.4	2.2
Conduit	0.3	0.2	0.3

Total Europe	1.6	2.6	2.5
Asia-Pacific	0.4	0.9	0.5
Latin America	—	0.6	—

Total International segment	2.0	4.1	3.0

Net proceeds	10.3	13.9	35.2
Whole-loan sales	—	5.4	4.9

Total net proceeds	10.3	19.3	40.1
Retained interest and other	(3.4)	—	(0.7)

Total receivables sold	6.9	19.3	39.4
Prior period sold receivables, net of paydown activity	32.7	34.9	35.7

Total sold receivables outstanding at the end of the relevant period	39.6	54.2	75.1
Memo:
Less: Receivables outstanding in whole-loan sale transactions	(4.0)	(7.3)	(5.0)

Total securitized off-balance sheet receivables	$35.6	$46.9	$70.1

      At December 31, 2004, off-balance sheet receivables outstanding totaled $39.6 billion, down $14.6 billion compared with a year ago. In 2004, the amount of receivables sold in off-balance sheet transactions was $6.9 billion, down about $12.4 billion from 2003.

      Our worldwide proceeds from the sale of retail and wholesale finance receivables through off-balance sheet securitizations and whole-loan sale transactions are shown below for the periods indicated:

	Full Year

	2004	2003	2002
Receivable Sales Transactions

	(in billions)
Retail	$6.3	$12.9	$30.4
Wholesale	4.0	1.0	4.8

Net proceeds	10.3	13.9	35.2
Whole-loan	—	5.4	4.9

Total net proceeds	$10.3	$19.3	$40.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Effect of Off-Balance Sheet Receivables Sales Activity on Financial Reporting

      We report the following items in Investment and other income related to sales of receivables on our income statement:

•	Net gain on sales of finance receivables,

•	Income on interest in sold wholesale receivables and retained securities,

•	Servicing fee income from sold receivables that we continue to service, and

•	Income from residual interest and other income.

      The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Full Year

	2004	2003	2002

	(in millions)
Net gain on sales of receivables	$155	$373	$489
Income on interest in sold wholesale receivables and retained securities	588	679	606
Servicing fees	372	618	689
Income from residual interest and other	815	941	775

Investment and other income related to sales of receivables	1,930	2,611	2,559
Less: Whole-loan income	(91)	(234)	(79)

Income related to off-balance sheet securitizations	$1,839	$2,377	$2,480

Memo:
Finance receivables sold	$6,933	$19,296	$39,365
Servicing portfolio as of period-end	39,573	54,170	75,071
Pre-tax gain per dollar of retail receivables sold	2.2%	1.9%	1.3%

      In 2004, investment and other income related to sales of receivables declined $681 million compared with 2003. This decline resulted from lower levels of outstanding sold receivables, down about $14.6 billion compared with 2003. Excluding the effects of whole-loan sale transactions, which totaled $10.3 billion in the 2002-2004 period, off-balance sheet securitization income declined $538 million compared with 2003.

      Sales of finance receivables through off-balance sheet securitizations have the impact on earnings of recalendarizing and reclassifying net financing margin (financing revenue less interest expense) and credit losses related to the sold receivables, compared with how they would have been reported if we continued to report the sold receivables on our balance sheet and funded them through asset-backed financings. Recalendarization effects occur initially when the gain or loss on the sale of the receivables is recognized in the period the receivables are sold. Over the life of the securitization transactions, we recognize income from residual interest in securitization transactions, interest income from retained securities, servicing fees and other receivable sale income.

      Credit losses related to the off-balance sheet securitized receivables are included in our initial and ongoing valuation of our residual interest in securitization transactions (see “Critical Accounting Estimates — Off-Balance Sheet Sales of Receivables in Securitizations and Other Transactions” below for definition) and neither impact the Provision for credit losses on our income statement nor influence our assessment of the adequacy of our allowance for credit losses related to our on-balance sheet receivables.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Over the life of each off-balance sheet securitization transaction, the gain or loss on the sale of the receivables, income from residual interest in securitization transactions, interest income from retained securities, servicing fees and other receivable sale income is equal to the net financing margin and credit losses that would have been reported had we reported the receivables on our balance sheet and funded them through asset-backed financings.

      The net impact of off-balance sheet securitizations on our earnings in a given period will vary depending on the amount and type of receivables sold and the timing of the transactions in the current period and the preceding two-to-three-year period, as well as the interest rate environment at the time the finance receivables were originated and securitized.

      The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:

	Full Year

	2004	2003	2002

	(in millions)
Financing revenue
Retail revenue	$1,926	$3,371	$3,972
Wholesale revenue	1,097	1,080	1,101

Total financing revenue	3,023	4,451	5,073
Borrowing cost	(854)	(1,443)	(2,197)

Net financing margin	2,169	3,008	2,876
Net credit losses	(244)	(551)	(445)

Income before income taxes	$1,925	$2,457	$2,431

Memo:
Income related to off-balance sheet securitizations	$1,839	$2,377	$2,480
Recalendarization impact of off-balance sheet securitizations	(86)	(80)	49

      In 2004, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $86 million lower than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero. While the difference in earnings impact between on- or off-balance sheet securitizations is minimal, this funding source has provided us with significant borrowing cost savings compared with unsecured debt and funding flexibility in a difficult economic environment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Leverage

      We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. For a discussion of our capital structure, see the “Capital Adequacy” section. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity

Retained
Interest in
				Securitized		Securitized
				Off-balance		Off-balance		Cash		SFAS No. 133
		Total Debt	+	Sheet	-	Sheet	-	and Cash	-	Adjustments
				Receivables		Receivables		Equivalents		on Total Debt
Managed Leverage	=

SFAS No. 133
				Equity	+	Minority	-	Adjustment
						Interest		on Equity

      The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	December 31,

	2004	2003	2002

Total debt	$144.3	$149.7	$140.3
Total stockholder’s equity	11.5	12.5	13.6
Financial statement leverage (to 1)	12.6	12.0	10.3

      The following table shows the calculation of our managed leverage (in billions, except for ratios):

	December 31,

	2004	2003	2002

Total debt	$144.3	$149.7	$140.3
Securitized off-balance sheet receivables outstanding*	37.7	49.4	71.4
Retained interest in securitized off-balance sheet receivables**	(9.5)	(13.0)	(17.6)
Adjustments for cash and cash equivalents	(12.7)	(15.7)	(6.8)
Adjustments for SFAS No. 133	(3.2)	(4.7)	(6.2)

Total adjusted debt	$156.6	$165.7	$181.1

Total stockholder’s equity (including minority interest)	$11.5	$12.5	$13.6
Adjustments for SFAS No. 133	(0.1)	0.2	0.5

Total adjusted equity	$11.4	$12.7	$14.1

Managed leverage (to 1)	13.7	13.0	12.8

*	Includes securitized funding from discontinued operations

**	Includes retained interest in securitized receivables from discontinued operations

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

      At December 31, 2004, our managed leverage was 13.7 to 1, compared with 13.0 to 1 a year ago. Our dividend policy is based in part on our strategy to maintain managed leverage at the lower end of the 13 — 14 to 1 range. Based on profitability and managed receivable levels, we paid dividends of $4.3 billion in 2004. In the first quarter of 2005, we expect to decrease our managed leverage to the lower end of our target range, and maintain it at the lower end of the range throughout the year.

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

      We evaluate our portfolio on an annual basis with statistical and analytical models to estimate potential losses in extreme circumstances. Potential losses are estimated at a very high confidence level, consistent with bond default levels for single-A rated companies. All identified sources of risk to the assets in our portfolio are analyzed, assessed, or estimated. In order to complete this evaluation, we make certain business, analysis, and modeling assumptions, as necessary. Specifically, our methodologies for evaluating consumer credit risk and leasing residual value risk are as follows:

•	Consumer credit risk evaluation is based on our historical experience. We divide the historical portfolio into segments and analyze the distribution and correlations of defaults for each segment. Finally, a model is used to simulate potential retail portfolio behavior in worst-case scenarios.

•	Evaluation of residual value risk related to our net investment in operating leases is based on our historical experience with our own vehicle dispositions and a history of industry-wide used vehicle price volatility. We assume that all of the vehicles from non-defaulting leases will be

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

returned to us at the end of the lease term. We divide the historical portfolio into segments and use statistical models to estimate the volatility of vehicle auction values.

      In addition to considering borrowing and operating costs, our pricing model includes factors related to credit and residual risks, profits and related income taxes. These factors provide the first line of defense against losses. Our committed lines of credit facilities from major banks and the available conduit capacity described in “Liquidity” provide additional levels of liquidity.

Aggregate Contractual Obligations

      We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded in our financial statements or disclosed in the notes to our financial statements. In addition, we enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations as of December 31, 2004 are shown below:

	Payments Due by Period

			2006-	2008-	2010 and
	Total	2005	2007	2009	Thereafter

	(in millions)
Long-term debt obligations	$112,466	$30,073	$42,408	$20,699	$19,286
Operating lease obligations	274	82	119	56	17
Purchase obligations	45	20	25	—	—

Total	$112,785	$30,175	$42,552	$20,755	$19,303

      For additional information on our long-term debt and operating lease obligations, see Notes 10 and 18 of our Notes to the Financial Statements.

Critical Accounting Estimates

      We consider an accounting estimate to be critical if:

•	The accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and

•	Changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

      The accounting estimates that are most important to our business involve:

•	Allowance for credit losses,

•	Accumulated depreciation on vehicles subject to operating leases, and

•	Off-balance sheet sales of receivables in securitizations and other transactions.

      Management has discussed the development and selection of these critical accounting estimates with Ford’s and our audit committees, and these audit committees have reviewed these estimates and disclosures.

Allowance for Credit Losses

      The allowance for credit losses is our estimate of the credit losses related to impaired finance receivables and operating leases as of the date of the financial statements. We monitor credit loss performance monthly and we assess the adequacy of our allowance for credit losses quarterly.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Note 6 of our Notes to the Financial Statements contains additional information regarding our allowance for credit losses.

      Nature of Estimates Required. We estimate the credit losses related to impaired finance receivables and operating leases by evaluating several factors including historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values and general economic measures.

      Assumptions Used. We make projections of two key assumptions:

•	Frequency — the number of finance receivables and operating lease contracts that we expect to default over a period of time, measured as repossessions; and

•	Loss severity — the expected difference between the amount a customer owes us when we charge off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

We use these assumptions to assist us in setting our allowance for credit losses.

      Sensitivity Analysis. We believe the present level of our allowance for credit losses adequately reflects credit losses related to impaired finance receivables and operating leases. However, changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. Over the past twenty years, repossession rates for our Ford, Lincoln and Mercury brand U.S. retail and lease portfolio have varied between 2% and 4%. For this portfolio, a 10 basis point increase or decrease in our assessment of the repossession rate could increase or decrease our allowance by about $50 million. Similarly, a 1% increase or decrease in loss severity for the same portfolio could increase or decrease our allowance by about $15 million. Changes in our assumptions affect the Provision for credit losses on our income statement and the Allowance for credit losses on our balance sheet.

Accumulated Depreciation on Vehicles Subject to Operating Leases

      Accumulated depreciation on vehicles subject to operating leases reduces the value of the leased vehicles in our operating lease portfolio from their original acquisition value to their expected residual value at the end of the lease term. See Note 5 of our Notes to the Financial Statements for information on net investment in operating leases, including the amount of accumulated depreciation.

      We monitor residual values each month, and we review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the expected residual values for our vehicles have changed, we revise depreciation to ensure that our net investment in the operating leases (equal to our acquisition value of the vehicles less accumulated depreciation) will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to depreciation expense would result in a change in the depreciation rates of the vehicles subject to operating leases, and are recorded on a straight-line basis.

      Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, about 60% to 70% of Ford Credit’s North America operating lease vehicles have been returned to us.

      Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. At the time we purchase a lease, we establish an expected residual value for the vehicle. We estimate the expected residual value by evaluating historical

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

auction values, historical return rates for our leased vehicles, industry-wide used vehicle prices, our marketing plans and vehicle quality data.

      Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

•	Auction value — the market value of the vehicles when we sell them at the end of the lease, and

•	Return rates — the percentage of vehicles that will be returned to us at lease end.

      Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. At year-end 2004, if future auction values for Ford, Lincoln and Mercury brand vehicles in the U.S. with 24 to 36 month operating lease terms were to decrease by one percent from our present estimates, the impact would be to increase our depreciation on these vehicles by about $45 million. Similarly, if return rates for our existing portfolio of 24 to 36 month term Ford, Lincoln and Mercury brand vehicles in the U.S. were to increase by one percentage point from our present estimates, the impact would be to increase our depreciation on these vehicles by about $5 million. These increases in depreciation would be charged to depreciation expense during the 2005 through 2007 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Off-Balance Sheet Sales of Receivables in Securitizations and Other Transactions

      In a securitization, we sell finance receivables to an SPE in exchange for the proceeds from the sale of securities backed by the receivables that the SPE sells to investors. For off-balance sheet securitizations, we are required to recognize a gain or loss on the sale of receivables in the period the sale occurs. We also record our retained interests in these securitizations as assets on our balance sheet at fair value. These retained interests include residual interests in securitization transactions, which represent our right to receive collections on sold receivables in excess of amounts needed to pay principal and interest payments to investors, servicing fees and other required amounts. Retained interests may also include senior and subordinated securities, undivided interests in wholesale receivables and restricted cash held for the benefit of the SPE.

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

      Assumptions Used. The most significant factors affecting the fair value of assets retained related to the sale of receivables through securitizations that requires us to make estimates and judgments are:

•	Expected credit losses over the life of the sold receivables, called lifetime credit losses;

•	Prepayments of sold receivables occurring earlier than scheduled maturities, called prepayment speeds; and

•	Discount rates used to estimate the present value of residual interest in securitization transactions.

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

      We evaluate the fair value of our retained interests on a quarterly basis and adjust the estimated market value as necessary. These fair value adjustments are reflected, net of tax, as a separate component of other comprehensive income included in stockholder’s equity. The fair value analysis for our residual interest in securitization transactions largely depends on updating our estimate of lifetime credit losses and prepayment speeds. If we determine, based on this updated information, these retained interests are other than temporarily impaired, we would record fair value adjustments in earnings and not stockholder’s equity. The fair value of senior and subordinated securities we retain is based on quoted market prices of securities with similar characteristics. The recorded amount of our restricted cash retained interest normally does not have to be adjusted.

      Sensitivity Analysis. The fair value of the residual interest in securitization transactions is sensitive to variation in our assumptions of lifetime credit losses, estimated prepayments and discount rates. Note 7 of our Notes to the Financial Statements identifies the sensitivity of this asset to changes in each of these assumptions. Changes in these assumptions will also result in a similar change in the gain or loss recorded in the time period the related receivables are sold.

Changes in Accounting Standards

      The Financial Accounting Standards Board (“FASB”) is expected to issue exposure drafts that will amend SFAS No. 140, in the third quarter of 2005. The following topics, among others, are expected to be addressed: (1) specify the conditions under which a qualifying SPE is permitted to issue beneficial interests with maturities that are shorter than the maturities of the assets held by the qualifying SPE and roll over those beneficial interests at maturity; (2) clarify or amend other requirements related to commitments by transferors to provide additional assets to fulfill obligations to the beneficial interest holders; (3) retained beneficial interests related to transfers of financial assets accounted for as sales will be subsequently accounted for at the holder’s election, at fair value with changes recognized in earnings, or as an embedded derivative through the application of existing accounting literature. We are awaiting the release of the exposure drafts in order to assess the impact they might have on our accounting for qualifying SPE’s and certain securitization funding programs.

      The FASB issued an exposure draft, Fair Value Measurements, which identifies guidelines for measuring fair value of financial assets and liabilities. The exposure draft defines three levels of hierarchy for developing market value and requires additional disclosures to identify which level was used to calculate fair value for each category of asset and liability. A final statement is expected to be issued in the second quarter of 2005. The final statement may result in Ford Credit applying new methods for recording fair value and may require additional disclosures.

Outlook

      In 2005, we expect our earnings to be lower than our record earnings in 2004 primarily resulting from the impact of lower receivable levels, the impact of higher interest rates, and the non-recurrence of the significant improvement in credit losses and the related impact on reserves. At year-end 2005, we anticipate managed receivables to be in the range of $160 to $165 billion.

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

Automotive Related:

•	Greater price competition resulting from currency fluctuations, industry overcapacity or other factors;

•	Significant decline in automotive industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Economic distress of suppliers that may require Ford to provide financial support or take other measures to ensure supplies of materials;

•	Increased safety, emissions, fuel economy or other regulations resulting in higher costs and/or sales restrictions;

•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	Discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	Higher prices for or reduced availability of fuel;

•	Market shift from truck sales in the United States;

•	Changes in Ford’s requirements or obligations under long-term supply arrangements pursuant to which Ford is obligated to purchase minimum quantities or a fixed percentage of output or pay minimum amounts;

•	Change in the nature or mix of automotive marketing programs and incentives;

Ford Credit Related:

•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

•	Higher-than-expected credit losses;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values and higher-than-expected lease return rates;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	New or increased credit, consumer protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s marketing programs that de-emphasize financing incentives, which could result in a decline in our share of financing Ford vehicles;

General:

•	Ford’s or our inability to implement the Revitalization Plan;

•	Credit rating downgrades;

•	Major capital market disruptions that could prevent Ford or us from having access to the capital markets or that would limit our liquidity;

•	Availability of securitization as a source of funding;

•	Labor or other constraints on Ford’s or our ability to restructure Ford’s or our business;

•	Increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic diseases or measures taken by governments in response thereto that negatively affect the travel industry;

•	Worse-than-assumed economic and demographic experience for our post-retirement benefit plans (e.g., investment returns, interest rates, healthcare trends, benefit improvements);

•	Economic difficulties in any significant market; and

•	Currency, commodity or interest rate fluctuations, including rising steel prices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

      We are exposed to a variety of risks in the normal course of our business. The extent to which we effectively identify, assess, monitor and manage these risks is critical to our financial condition and profitability. The principal types of risk to our business include:

•	Market risk — the possibility that changes in interest and currency exchange rates will adversely impact our income;

•	Counterparty risk — the possibility that a counterparty may default on a derivative contract or cash deposit;

•	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk — the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return rates will be higher than our projections;

•	Liquidity risk — the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•	Operating risk — the possibility of fraud by our employees or outside persons, errors relating to transaction processing and systems and actions that could result in compliance deficiencies with regulatory standards or contractual obligations.

      We manage each of these types of risk in the context of its contribution to our overall global risk. We make business decisions on a risk-adjusted basis and price our services consistent with these risks.

      Credit, residual, and liquidity risks are discussed in Items 1 and 7. A discussion of market risk (including currency and interest rate risk), counterparty risk, and operating risk follows.

Market Risk

      Given the unpredictability of financial markets, we seek to reduce volatility in our operating results from changes in interest rates and currency exchange rates. We use various financial instruments, commonly referred to as derivatives, to manage market risks. We do not engage in any trading, market-making, or other speculative activities in the derivative markets.

      Our strategies to manage market risks are established by the Ford Global Risk Management Committee (“GRMC”). The GRMC is chaired by the Chief Financial Officer of Ford, and its members include the Treasurer of Ford and our Vice Chairman/ Chief Financial Officer.

      Direct responsibility for the execution of our market risk management strategies resides with Ford’s Treasurer’s Office and is governed by written policies and procedures. Separation of duties is maintained between the strategy and approval of derivative trades, the execution of derivatives trades, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that these controls are effective. In addition, the GRMC and the audit committee of Ford and Ford Credit’s Boards of Directors review our market risk exposures and use of derivatives to manage these exposures.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

      As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates is immaterial. For additional information on our derivatives, see “Derivative Notional Values” and “Derivative Fair Values”, and Notes 1 and 12 of our Notes to the Financial Statements.

Interest Rate Risk

Nature of Exposure

      Our primary market risk exposure is interest rate risk, and the particular market to which we are most exposed is U.S. dollar LIBOR. Our interest rate risk exposure results principally from “re-pricing risk” or differences in the re-pricing characteristics of assets and liabilities. An instrument’s re-pricing period is a term used to describe how an interest rate-sensitive instrument responds to changes in interest rates. It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates. For fixed-rate instruments, the re-pricing period is equal to the maturity of the instrument’s principal, because the principal is considered to re-price only when re-invested in a new instrument. For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate. For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31 would have a re-pricing period of one year on January 1, regardless of the instrument’s maturity.

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

Risk Management Process

      Our risk management process involves a short-term and a long-term evaluation of interest rate risk by considering potential impacts on our pre-tax net interest income as well as the economic value of our portfolio of interest rate-sensitive assets and liabilities (our economic value). Our economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of our interest rate-sensitive assets minus the present value of our interest rate-sensitive liabilities. Measuring the impact on our economic value is important because it captures the potential long-term effects of changes in interest rates.

      The financial instruments used in our interest rate risk management process are called interest rate swaps; interest rate swaps are agreements to convert fixed-rate interest payments to floating or floating-rate interest payments to fixed. Interest rate swaps are a common tool used by financial institutions to manage interest rate risk. For additional information on our derivatives, see “Derivative Notional Values” and “Derivative Fair Values”, and Notes 1 and 12 of our Notes to the Financial Statements.

      On a monthly basis, we determine the sensitivity of our economic value to hypothetical changes in interest rates. We then enter into interest rate swaps, effectively converting portions of our floating-rate debt to fixed or our fixed-rate debt to floating, to ensure that the sensitivity of our economic value falls within an established target. As part of our monthly process, we also monitor the sensitivity of our pre-tax net interest income to interest rates by using pre-tax net interest income simulation techniques. These simulations estimate the one-year pre-tax net interest income of our portfolio of interest rate-sensitive assets and liabilities under various interest rate scenarios, including both parallel and non-parallel shifts in the yield curve. These quantifications of interest rate risk are reported to the Treasurer of Ford each month.

      The process described above is used to measure and manage the interest rate risk of our operations in the United States, Canada and the United Kingdom, which together represented approximately 80% of our total on-balance sheet finance receivables at December 31, 2004. For our other international affiliates we use a technique, commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules that group assets, debt, and swaps into discrete time-bands based on their re-pricing characteristics. We then enter into interest rate swaps, which effectively change the re-pricing profile of our debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time-band falls within an established tolerance.

Quantitative Disclosure

      As a result of our interest rate risk management process, including derivatives, our debt re-prices faster than our assets. Other things equal, this means that during a period of rising interest rates, the interest rates paid on our debt will increase more rapidly than the interest rates earned on our assets, thereby initially reducing our pre-tax net interest income. Correspondingly, during a period of falling interest rates, we would expect our pre-tax net interest income to initially increase. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities (a “parallel shift”), as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. This sensitivity as of year-end 2004 and 2003 was as follows:

	Pre-Tax Net Interest Income impact	Pre-Tax Net Interest Income impact
	given a one percentage point	given a one percentage point
	instantaneous increase	instantaneous decrease
	in interest rates (in millions)	in interest rates (in millions)

December 31, 2004	$(93)	$93
December 31, 2003	(179)	179

      Based on assumptions included in the analysis, our sensitivity to a one percentage point instantaneous change in interest rates was lower at year-end 2004 than at year-end 2003. This change primarily reflects the result of normal fluctuations within the approved tolerances of our risk management strategy.

      The sensitivity analysis presented above assumes a one-percentage point interest rate change to the year-end yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax net interest income could be higher or lower than the results detailed above.

Additional Model Assumptions

      While the sensitivity analysis presented is our best estimate of the impacts of the specified assumed interest rate scenarios, our actual results could differ from those projected. The model we use to conduct this analysis is heavily dependent on assumptions. Embedded in the model are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. Our repayment projections ahead of contractual maturity are based on historical experience. If interest rates or other factors change, our actual prepayment experience could be different than projected. Additionally, as noted previously, the sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, changes are rarely instantaneous or parallel. We have presented our sensitivity analysis in this report on a pre-tax rather than an after-tax basis, to exclude the potentially distorting impact of assumed tax rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Derivative Notional Values

      The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	December 31,

	2004	2003

	(in billions)
Interest rate swaps
Pay-fixed, receive-floating	$34	$33
Pay-floating, receive-fixed, excluding securitization swaps	49	65
Pay-floating, receive-floating (basis), excluding securitization swaps	*	*
Securitization swaps	52	57

Total interest rate swaps	$135	$155
Other Derivatives
Cross-currency swaps	24	29
Foreign currency forwards	6	8
Interest rate forwards	1	—

Total notional value	$166	$192

*	Less than $500 million.

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

      At December 31, 2004, our total derivative notional value was $166 billion, approximately $26 billion lower than a year ago. The decline in both the pay-float, receive-fixed and cross-currency swap notionals primarily reflected underlying debt maturities that were not replaced due to lower asset levels in 2004. In addition, the decrease in securitization swap notional from year-end 2003 to year-end 2004 primarily reflected fewer securitization transactions that utilized interest rate swaps.

Derivative Fair Values

      The fair value of net derivative financial instruments (derivative assets less derivative liabilities) as reported on our balance sheet as of December 31, 2004 was $6.0 billion, approximately $2.5 billion lower than a year ago. This decrease primarily reflected the maturity of swaps that were in the money and lower mark-to-market adjustments resulting from interest rate changes, offset partially by increases related to the continued strengthening of foreign currencies relative to the U.S. dollar. For additional information see Notes 1 and 12 of our Notes to the Financial Statements.

Counterparty Risk

      The use of derivatives to manage market risk results in counterparty risk, or the risk of a counterparty defaulting on a derivative contract. Ford enters into master agreements with its counterparties that allow netting of certain exposures in order to manage this risk. We, on a combined basis with Ford, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. We monitor and report our exposures to the Treasurer of Ford on a monthly basis.

      Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. We establish exposure limits for both

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

mark-to-market and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. We use a Monte Carlo simulation technique to assess our potential exposure by tenor, defined at 95% confidence level.

      Substantially all of our counterparty exposures are with counterparties that have long-term credit ratings of single-A or better. Our guideline for counterparty minimum long-term credit ratings is BBB-. Exceptions to these guidelines require prior approval by management.

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

      Our Financial Statements, the accompanying Notes and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules” and are set forth on pages FC-1 through FC-38 immediately following the signature pages of this Report.

      Selected quarterly financial data for us and our consolidated subsidiaries for 2004 and 2003 is in Note 17 of our Notes to the Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Michael E. Bannister, our Chief Executive Officer, and David P. Cosper, our Vice Chairman, Chief Financial Officer and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Management’s Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and

ITEM 9A.	CONTROLS AND PROCEDURES (Continued)

Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of its published consolidated financial statements.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements, and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

      No changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

PART III

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table reflects fees billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for services rendered to us in 2004 and 2003 (in millions):

Nature of Services	2004	2003

Audit Fees — for audit of the annual financial statements included in our annual report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, and audit of our internal control over financial reporting	$7.9	$4.1
Audit-Related Fees — for services reasonably related to the performance of the audit or review of our financial statements and internal control over financial reporting, and services related to business acquisitions and divestitures	1.4	4.1
Tax Fees — for compliance, tax advice and tax planning	1.5	2.2
All Other Fees	0.0	0.0

Total Fees	$10.8	$10.4

Pre-Approval Policies and Procedures

      Ford’s audit committee has established pre-approval policies and procedures that govern the engagement of PwC, and the services provided by PwC to Ford Credit are pre-approved in accordance with Ford’s policies and procedures. The policies and procedures are detailed as to the particular services and our audit committee is informed of the services provided to us by PwC, including the audit fee requests for these services that have been submitted to and approved by Ford’s audit committee. The pre-approval policies and procedures do not include delegation of the Ford or Ford Credit audit committees’ responsibilities under the Securities Exchange Act of 1934, as amended, to management.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) 1. Financial Statements

      Report of Independent Registered Public Accounting Firm

      Ford Motor Credit Company and Subsidiaries

Consolidated Statement of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheet, December 31, 2004 and 2003

Consolidated Statement of Stockholder’s Equity, December 31, 2004, 2003 and 2002

Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to the Financial Statements

      The Consolidated Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FC-1 through FC-38 immediately following the signatures pages of this Report.

      (a) 2. Financial Statement Schedules

      Schedules have been omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

      (a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 2, 1988.	Filed as Exhibit 3-B to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

Designation	Description	Method of Filing

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.

Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.

Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference. File No. 1-6368.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

Designation	Description	Method of Filing

Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Agreement dated as of October 18, 2001 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10 to Ford Motor Credit Company Current Report on Form 8-K dated October 18, 2001 and incorporated by reference. File No. 1-6368.

Exhibit 10-D	Copy of Support Agreement as of August 13, 2002 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10-D to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-E	Copy of Amended and Restated Support Agreement as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report.

Exhibit 23	Consent of Independent Registered Public Accounting Firm	Filed with this Report.

Exhibit 24	Powers of Attorney	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report.

Exhibit 99	Ford Motor Company’s Annual Report on Form 10-K for 2004 (without Exhibits or Financial Statements)	Filed with this Report.

      Instruments defining the rights of holders of certain issues of long-term debt of Ford Credit have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford Credit. Ford Credit will furnish a copy of each such instrument to the Commission upon request.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford Motor Credit Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY

By:	/s/ DAVID P. COSPER

David P. Cosper
Vice Chairman,
Chief Financial Officer and Treasurer

Date: March 10, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Credit and in the capacities on the date indicated.

Signature	Title	Date

/s/ MICHAEL E. BANNISTER Michael E. Bannister	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 9, 2005

/s/ DAVID P. COSPER David P. Cosper	Director, Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 9, 2005

/s/ TERRY D. CHENAULT Terry D. Chenault	Director and Executive Vice President — President, Global Operations	March 9, 2005

/s/ DONAT R. LECLAIR Donat R. Leclair	Director and Audit Committee Chairman	March 9, 2005

/s/ MALCOLM S. MACDONALD Malcolm S. Macdonald	Director and Audit Committee Member	March 9, 2005

/s/ JOHN T. NOONE John T. Noone	Director and Executive Vice President — President, Ford Credit International	March 9, 2005

/s/ ANN MARIE PETACH Ann Marie Petach	Director and Audit Committee Member	March 9, 2005

/s/ CARL E. REICHARDT Carl E. Reichardt	Director and Audit Committee Member	March 9, 2005

Signature		Title	Date

/s/ RICHARD C. VAN LEEUWEN Richard C. Van Leeuwen		Director and Executive Vice President — Risk Management	March 9, 2005

/s/ A. J. WAGNER A. J. Wagner		Director and Executive Vice President — President, Ford Credit North America	March 9, 2005

*By	/s/ COREY M. MACGILLIVRAY Corey M. MacGillivray	Attorney-in-Fact	March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Ford Motor Credit Company:

      We have completed an integrated audit of Ford Motor Credit Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

March 9, 2005

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions)

	For the Years Ended
	December 31,

	2004	2003	2002

Financing revenue
Operating leases	$5,880	$7,423	$9,014
Retail	4,459	4,296	5,293
Interest supplements and other support costs earned from affiliated companies (Note 15)	3,285	3,347	3,503
Wholesale	871	797	731
Other	200	247	290

Total financing revenue	14,695	16,110	18,831
Depreciation on vehicles subject to operating leases	(4,909)	(7,009)	(8,435)
Interest expense	(5,333)	(5,831)	(6,929)

Net financing margin	4,453	3,270	3,467
Other revenue
Investment and other income related to sales of receivables (Note 7)	1,930	2,611	2,559
Insurance premiums earned, net (Note 2)	216	232	261
Other income	1,041	1,137	787

Total financing margin and other revenue	7,640	7,250	7,074
Expenses
Operating expenses	2,142	2,195	2,143
Provision for credit losses (Note 6)	900	1,888	2,749
Insurance expenses (Note 2)	167	211	203

Total expenses	3,209	4,294	5,095

Income from continuing operations before income taxes	4,431	2,956	1,979
Provision for income taxes (Note 11)	1,648	1,134	735

Income from continuing operations before minority interests	2,783	1,822	1,244
Minority interests in net income of subsidiaries	2	2	3

Income from continuing operations	2,781	1,820	1,241
Income from discontinued/held-for-sale operations (Note 13)	81	52	24
Loss on disposal of discontinued/held-for-sale operations (Note 13)	—	(55)	(31)

Net income	$2,862	$1,817	$1,234

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,

	2004	2003

ASSETS
Cash and cash equivalents (Note 1)	$12,668	$15,698
Investments in securities (Note 3)	653	611
Finance receivables, net (Note 4)	110,851	105,376
Net investment in operating leases (Note 5)	21,866	23,164
Retained interest in securitized assets (Note 7)	9,166	12,569
Notes and accounts receivable from affiliated companies	1,780	1,983
Derivative financial instruments (Note 12)	6,930	9,842
Assets of discontinued/held-for-sale operations (Note 13)	2,186	1,810
Other assets (Note 9)	6,521	8,082

Total assets	$172,621	$179,135

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,645	$1,533
Affiliated companies	819	1,258

Total accounts payable	2,464	2,791
Debt (Note 10)	144,274	149,652
Deferred income taxes, net (Note 11)	7,593	6,352
Derivative financial instruments (Note 12)	911	1,293
Liabilities of discontinued/held-for-sale operations (Note 13)	93	83
Other liabilities and deferred income (Note 9)	5,802	6,471

Total liabilities	161,137	166,642
Minority interests in net assets of subsidiaries	13	19
Stockholder’s equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117
Accumulated other comprehensive income	855	420
Retained earnings	5,474	6,912

Total stockholder’s equity	11,471	12,474

Total liabilities and stockholder’s equity	$172,621	$179,135

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in millions)

				Accumulated Other
				Comprehensive Income/(Loss)

				Unrealized	Foreign
	Capital	Paid-in	Retained	Gain/(Loss)	Currency	Derivative
	Stock	Surplus	Earnings	on Assets	Translation	Instruments	Total

Balance at January 1, 2002	$25	$4,458	$8,711	$12	$(743)	$(479)	$11,984
Comprehensive income/(loss):
Net income	—	—	1,234	—	—	—	1,234
Net loss on derivative instruments (net of tax of $48)	—	—	—	—	—	(82)	(82)
Less: reclassification adjustment for losses realized in net income (net of tax of $203)	—	—	—	—	—	344	344
Change in value of retained interest in securitized assets (net of tax of $130)	—	—	—	220	—	—	220
Foreign currency translation	—	—	—	—	335	—	335
Unrealized gain on marketable securities (net of tax of $5)	—	—	—	9	—	—	9
Less: reclassification adjustment for gains realized in net income (net of tax of $2)	—	—	—	(3)	—	—	(3)

Total comprehensive income, net of tax	—	—	1,234	226	335	262	2,057
Paid-in surplus	—	659	—	—	—	—	659
Cash dividends	—	—	(1,150)	—	—	—	(1,150)

Year ended December 31, 2002	$25	$5,117	$8,795	$238	$(408)	$(217)	$13,550
Comprehensive income/(loss):
Net income	—	—	1,817	—	—	—	1,817
Net gain on derivative instruments (net of tax of $135)	—	—	—	—	(15)	232	217
Less: reclassification adjustment for gains realized in net income (net of tax of $59)	—	—	—	—	—	(94)	(94)
Change in value of retained interest in securitized assets (net of tax of $24)	—	—	—	(39)	—	—	(39)
Foreign currency translation	—	—	—	—	721	—	721
Unrealized gain on marketable securities (net of tax of $6)	—	—	—	10	—	—	10
Less: reclassification adjustment for gains realized in net income (net of tax of $5)	—	—	—	(8)	—	—	(8)

Total comprehensive income/(loss), net of tax	—	—	1,817	(37)	706	138	2,624
Cash dividends	—	—	(3,700)	—	—	—	(3,700)

Year ended December 31, 2003	$25	$5,117	$6,912	$201	$298	$(79)	$12,474
Comprehensive income/(loss):
Net income	—	—	2,862	—	—	—	2,862
Net gain on derivative instruments (net of tax of $89)	—	—	—	—	(9)	160	151
Less: reclassification adjustment for gains realized in net income (net of tax of $42)	—	—	—	—	—	(71)	(71)
Change in value of retained interest in securitized assets (net of tax of $5)	—	—	—	(8)	—	—	(8)
Foreign currency translation	—	—	—	—	360	—	360
Unrealized gain on marketable securities (net of tax of $4)	—	—	—	6	—	—	6
Less: reclassification adjustment for gains realized in net income (net of tax of $2)	—	—	—	(3)	—	—	(3)

Total comprehensive income/(loss), net of tax	—	—	2,862	(5)	351	89	3,297
Cash dividends	—	—	(4,300)	—	—	—	(4,300)

Year ended December 31, 2004	$25	$5,117	$5,474	$196	$649	$10	$11,471

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS FROM CONTINUING OPERATIONS

(in millions)

	For the Years Ended
	December 31,

	2004	2003	2002

Cash flows from operating activities
Income from continuing operations	$2,781	$1,820	$1,241
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	900	1,888	2,749
Depreciation and amortization	5,350	7,418	8,804
Net gain on sales of finance receivables	(155)	(373)	(489)
Increase in deferred income taxes	1,085	816	675
Decrease/(increase) in other assets	3,964	1,413	(1,062)
(Decrease)/increase in other liabilities	(892)	1,270	1,972
All other operating activities	(176)	(73)	64

Net cash provided by operating activities	12,857	14,179	13,954

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(51,881)	(50,365)	(53,567)
Collection of finance receivables (other than wholesale)	42,446	32,594	29,617
Purchase of operating lease vehicles	(12,409)	(9,924)	(19,634)
Liquidation of operating lease vehicles	8,542	11,214	16,049
Increase in wholesale receivables	(1,083)	(4,673)	(2,825)
Net change in retained interest	(374)	2,033	(5,355)
(Increase)/decrease in notes receivable with affiliates	(43)	279	347
Proceeds from sale of receivables	10,319	19,337	40,138
Purchase of investment securities	(811)	(636)	(604)
Proceeds from sale/maturity of investment securities	779	698	475
Proceeds from sale of businesses	412	1,421	—
All other investing activities	(690)	859	544

Net cash (used in)/provided by investing activities	(4,793)	2,837	5,185

Cash flows from financing activities
Proceeds from issuance of long-term debt	18,387	19,710	13,479
Principal payments on long-term debt	(32,483)	(25,493)	(22,133)
Change in short-term debt, net	7,010	946	(6,377)
Cash dividends paid	(4,300)	(3,700)	(1,150)
All other financing activities	(57)	(63)	608

Net cash used in financing activities	(11,443)	(8,600)	(15,573)
Effect of exchange rate changes on cash and cash equivalents	349	481	291

Net change in cash and cash equivalents	(3,030)	8,897	3,857
Cash and cash equivalents, beginning of year	15,698	6,801	2,944

Cash and cash equivalents, end of year	$12,668	$15,698	$6,801

Supplementary cash flow information
Interest paid	$6,003	$5,698	$6,965
Taxes paid	181	164	242

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.	ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include Ford Motor Credit Company, its controlled domestic and foreign subsidiaries and joint ventures, and, beginning July 1, 2003, consolidated Variable Interest Entities (“VIEs”) in which Ford Motor Credit Company is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”). Affiliates that we do not consolidate, but for which we have significant influence over operating and financial policies, are accounted for using the equity method. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

      Use of estimates, as determined by management, is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Because of the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The accounting estimates that are most important to our business include the allowance for credit losses, accumulated depreciation on vehicles subject to operating leases, and off-balance sheet sales of receivables in securitizations and other transactions.

      We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Nature of Operations

      We conduct our financing operations directly or indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. Our reportable business segments include Ford Credit North America (“North America Segment”) and Ford Credit International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly or indirectly.

      Our primary financing products fall into three categories: retail financing (purchasing retail installment sale contracts and retail lease contracts from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchasers, to lease or purchase vehicle fleets); wholesale financing (making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing); and other financing (making loans to dealers for working capital, improvements to dealership facilities, and to purchase and finance dealership real estate). We conduct insurance operations through The American Road Insurance Company and its subsidiaries (“TARIC”). TARIC is our wholly owned subsidiary.

      Our business is substantially dependent on Ford. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would likely have an adverse effect on our business.

      The majority of our finance receivables are geographically diversified throughout the United States. Outside the United States, finance receivables are concentrated in Europe, Canada and Mexico. We control our credit risk through credit standards, limits on exposure and by monitoring the financial condition of counterparties. TARIC has credit risk related to receivables from reinsurers that are collateralized by trust funds, letters of credit or custodial accounts.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

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

      We receive interest supplements and other support payments on certain financing and leasing transactions under agreements with Ford and other affiliates. These payments are collected and recognized as income over the period that the related finance receivables and leases are outstanding.

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

Sales of Receivables

      We periodically sell finance receivables in securitization and whole-loan sale transactions to fund our operations and to maintain liquidity. In many of our securitization transactions, we surrender control over these assets by selling finance receivables to securitization special purpose entities (“SPEs”). Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements that assure that the sold assets have been isolated from our creditors and us. The securitization entities generally issue interest-bearing securities collateralized by future collections on the sold receivables.

      We record our off-balance sheet sales of receivables in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. To qualify for a sale, the following accounting criteria must be met:

•	Receivables must be isolated from transferor — we transfer the receivables to a bankruptcy-remote SPE.

•	Transfer of receivables to a qualifying SPE or an entity that has the right to pledge or exchange the assets — we generally use a qualifying SPE in our transactions, or we sell the assets to an outside entity. In either case, we do not restrict the transferee from pledging or exchanging the assets.

•	Transferor must not maintain control over the assets — we are not permitted to regain control over the transferred assets or cause the return of specific assets, other than through a “cleanup” call.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

      For off-balance sheet sales of receivables, estimated gains or losses are recognized in the period in which the sale occurs. We retain certain interests in receivables sold in securitization transactions. In determining the gain or loss on each sale of finance receivables, the investment in the sold receivables pool is allocated between the portions sold and retained based on their relative fair values at the date of sale. Retained interests include senior and subordinated securities, undivided interests in wholesale receivables, residual interests in securitization transactions, and restricted cash held for the benefit of securitization SPEs. These interests are recorded at fair value with unrealized gains or losses recorded, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. Residual interests in securitization transactions represent the present value of monthly collections on the sold finance receivables in excess of amounts needed by the SPE to pay its obligations, including principal and interest to investors and servicing fees.

      We also retain the servicing rights and receive a servicing fee. Since the servicing fee adequately compensates us for retaining the servicing rights, we generally do not establish a servicing asset or liability; the fee is recognized as collected over the remaining term of the related sold finance receivables. Interest supplement payments we receive from affiliates related to receivables that were sold in securitizations or whole-loan sale transactions are reflected, on a present value basis, as a receivable in other assets on our balance sheet at the time the receivables are sold. Present value accretion is recognized in investment and other income related to sales of receivables.

      In whole-loan sale transactions, we sell retail installment sale contracts to a buyer who either retains them or sells them in a subsequent asset-backed securitization. We do not retain any interests in the sold receivables but continue to service such receivables for a fee.

      Certain sales of receivables do not qualify for off-balance sheet treatment. As a result, the sold receivables and associated debt are not removed from our balance sheet and no gain or loss is recorded for these transactions.

Depreciation

      Depreciation expense on vehicles subject to operating leases is provided on a straight-line basis in an amount necessary to reduce the leased vehicle to its estimated residual (salvage) value at the end of the lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation policy for leased vehicles on a regular basis taking into consideration various assumptions, such as expected residual values at lease termination (including residual value support payments from Ford) and the estimated number of vehicles that will be returned to us. Adjustments to reflect revised estimates of expected residual values at the end of the lease terms are recorded on a straight-line basis. Upon disposition of the vehicle, depreciation expense is adjusted for the difference between net book value and actual proceeds (including residual value support payments from Ford). We also monitor our portfolio of vehicles subject to operating leases for impairment indicators.

Cash and Cash Equivalents

      Cash and all highly liquid investments with maturities of three months or less at date of purchase are classified as cash and cash equivalents, including short-term United States Treasury bills, federal agency discount notes, commercial paper and bank time deposits. The book value of cash and cash equivalents approximates fair value because of the short maturities of these

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

instruments. At December 31, 2004, approximately $1.4 billion of our cash balance is legally isolated, of which $1.3 billion supports our consolidated securitization SPEs. Of the $1.3 billion that supports our SPEs, approximately $300 million will be released to us resulting from servicing fees and collections on sold receivables in excess of amounts needed by the SPEs to pay its obligations.

Allowance for Credit Losses

      The allowance for credit losses is our estimate of the credit losses related to impaired receivables and operating leases as of the date of the financial statements. This allowance is based on factors including historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values and general economic measures. Additions to the allowance for credit losses are made by recording charges to the provision for credit losses on our income statement. Finance receivables and lease investments are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

Derivative Financial Instruments

      We operate in many countries, and are exposed to various market risks, including the effects of changes in interest rates and foreign currency exchange rates. Interest rate and currency exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on our operating results. Risk is reduced in two ways: (1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and (2) through the use of interest rate and foreign exchange derivatives. Interest rate swaps are used to manage the effects of interest rate fluctuations. Foreign currency exchange agreements, including forward contracts and swaps, are used to manage foreign exchange exposure.

      All derivatives are recognized on the balance sheet at fair value, in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities. We designate derivatives as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). We also enter into derivatives that economically hedge certain of our risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by us.

      Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in the fair value of the underlying hedged exposure, are recorded in earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded, net of tax, in accumulated other comprehensive income, a component of stockholder’s equity. The fair value of interest rate swaps is calculated using current market rates for similar instruments with the same remaining maturities. Unrealized gains and losses are netted for individual counterparties where legally permissible.

      When the terms of an underlying transaction are modified, or when the underlying hedged item is settled prior to maturity, all changes in the fair value of the derivative instrument are marked-to-market with changes in the fair value included in earnings each period until the instrument matures,

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

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

Foreign Currency Translation

      Revenues, costs and expenses of foreign subsidiaries are translated to United States dollars at average-period exchange rates. Assets and liabilities of foreign subsidiaries are translated to United States dollars at year-end exchange rates and the effects of these translation adjustments are reported as a separate component of accumulated other comprehensive income in stockholder’s equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved are included in income.

NOTE 2. INSURANCE EXPENSES AND LIABILITIES AND REINSURANCE

Insurance Expenses and Liabilities

      Insurance underwriting losses and expenses are reported as insurance expenses. The components of insurance expenses are as follows for the years ended December 31:

	2004	2003	2002

	(in millions)
Insurance claims	$138	$163	$137
Amortization of deferred acquisition costs	16	35	56
Claim adjustment expenses	13	13	10

Insurance expenses	$167	$211	$203

      A liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, is included in other liabilities and deferred income.

Reinsurance

      TARIC cedes a majority of its automotive service contracts, all of the warranty contract business, and a portion of its credit life and disability contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported as other assets. Ceded insurance-related expenses deducted from insurance expenses were $436 million, $498 million and $488 million in 2004, 2003 and 2002, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 2. INSURANCE EXPENSES AND LIABILITIES AND REINSURANCE — Continued

      The effect of reinsurance on premiums written and earned is as follows:

	2004		2003		2002

	Written	Earned	Written	Earned	Written	Earned

	(in millions)
Direct	$543	$815	$725	$851	$946	$825
Assumed	27	39	32	63	70	88
Ceded	(358)	(638)	(553)	(682)	(758)	(652)

Net premiums	$212	$216	$204	$232	$258	$261

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

NOTE 3.	INVESTMENTS IN SECURITIES

      Investments in securities, which substantially relate to our insurance activities, consist of corporate debt, mortgage-backed, U.S. government and agency, equity and other securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. Held-to-maturity securities are recorded at amortized cost. Equity securities that do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

      The fair value of substantially all securities was estimated based on quoted market prices. For securities for which quoted market prices were not available, the estimate of fair value was based on similar types of securities that are traded in the market.

Balance at December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)
Available-for-sale securities
Corporate debt	$192	$3	$1	$194
Mortgage-backed	184	3	—	187
U.S. government and agency	146	3	—	149
Equity	49	37	3	83
Government — non U.S.	26	5	—	31
Municipal	2	—	—	2
Held-to-maturity securities	7	—	—	7

Total investments in securities	$606	$51	$4	$653

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 3. INVESTMENTS IN SECURITIES — Continued

Balance at December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(in millions)
Available-for-sale securities
Corporate debt	$148	$6	$—	$154
Mortgage-backed	177	5	1	181
U.S. government and agency	113	3	1	115
Equity	47	31	3	75
Government — non U.S.	63	3	—	66
Municipal	13	—	—	13
Held-to-maturity securities	7	—	—	7

Total investments in securities	$568	$48	$5	$611

      The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, by contractual maturity, were as follows:

Balance at December 31, 2004:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in millions)
Due in one year or less	$8	$8	$1	$1
Due after one year through five years	209	210	4	4
Due after five years through ten years	79	85	—	—
Due after ten years	70	73	2	2
Mortgage-backed securities	184	187	—	—
Equity securities	49	83	—	—

Total	$599	$646	$7	$7

Balance at December 31, 2003:

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(in millions)
Due in one year or less	$50	$50	$—	$—
Due after one year through five years	137	141	5	5
Due after five years through ten years	86	92	—	—
Due after ten years	64	65	2	2
Mortgage-backed securities	177	181	—	—
Equity securities	47	75	—	—

Total	$561	$604	$7	$7

      Included in the above contractual maturities are investments on deposit with regulatory authorities (at amortized cost), as required by law, totaling $19 million at both December 31, 2004 and 2003.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 3. INVESTMENTS IN SECURITIES — Continued

      Proceeds from sales of available-for-sale securities were $768 million, $693 million, and $475 million in 2004, 2003 and 2002, respectively. Gross realized gains and losses were $9 million and $3 million, respectively in 2004, $16 million and $2 million, respectively in 2003, and $10 million and $4 million, respectively in 2002.

      At December 31, 2004, we held corporate debt securities, with a fair value of $83 million, which had been in a continuous unrealized loss position for less than 12 months; these unrealized losses totaled about $1 million. In addition, we held equity investment securities, with a fair value of $4 million, which had been in a continuous unrealized loss position for greater than 12 months; these unrealized losses totaled about $3 million.

      Management has determined that the unrealized losses on our investments in debt and equity securities at December 31, 2004 are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

NOTE 4.	FINANCE RECEIVABLES

      Net finance receivables at December 31 were as follows:

	2004	2003

	(in millions)
Retail	$83,719	$79,058
Wholesale	23,930	22,618
Other	5,331	5,984

Total finance receivables, net of unearned income (a)	112,980	107,660
Less: Allowance for credit losses	(2,129)	(2,284)

Finance receivables, net (b)	$110,851	$105,376

Net finance receivables subject to fair value (c)	$103,985	$97,411
Fair value	104,195	99,221

(a)	At December 31, 2004 and 2003, includes approximately $1.8 billion and $900 million, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford.

(b)	At December 31, 2004 and 2003, includes about $16.9 billion and $14.3 billion, respectively, of receivables that have been sold for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

(c)	At December 31, 2004 and 2003, excludes $6,866 million and $7,965 million, respectively, of certain receivables (primarily direct financing leases) that are not financial instruments.

     The fair value of most finance receivables is calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximates fair value.

      At December 31, 2004, finance receivables included $1.3 billion owed by the three customers with the largest receivables balances.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 4.	FINANCE RECEIVABLES — Continued

      The contractual maturities of total finance receivables outstanding at December 31, 2004, net of unearned income, were as follows (excludes $245 million related to SFAS No. 133 fair value adjustments included in Retail):

	Due in Year Ending
	December 31,
				Due After
	2005	2006	2007	2007	Total

	(in millions)
Retail	$37,837	$23,966	$13,567	$8,104	$83,474
Wholesale	23,754	176	—	—	23,930
Other	2,482	507	385	1,957	5,331

Total	$64,073	$24,649	$13,952	$10,061	$112,735

      It is our experience that a substantial portion of finance receivables is repaid before contractual maturity dates. The above table, therefore, is not to be regarded as a forecast of future cash collections.

      The aggregate receivables balances related to accounts past due more than 60 days at December 31 were as follows:

	2004	2003

	(in millions)
Retail	$573	$683
Wholesale	110	138
Other	21	46

Total	$704	$867

      Included in retail receivables at December 31 are investments in direct financing leases related to the leasing of motor vehicles:

	2004	2003

	(in millions)
Investment in direct financing leases:
Minimum lease rentals to be received, including origination costs	$4,194	$4,920
Estimated residual values	3,381	4,017
Less: Unearned income	(677)	(896)
Less: Allowance for credit losses	(78)	(128)

Net investment in direct financing leases	$6,820	$7,913

      Minimum direct financing lease rentals for each of the five succeeding years are as follows (in millions): 2005 — $1,920; 2006 — $1,250; 2007 — $697; 2008 — $250; 2009 — $72; thereafter — $5.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 5.	NET INVESTMENT IN OPERATING LEASES

      Net investment in operating leases at December 31 were as follows:

	2004	2003

	(in millions)
Investment in operating leases:
Vehicles, at cost, including initial direct costs	$29,756	$33,560
Less: Accumulated depreciation	(7,585)	(9,772)
Less: Allowance for credit losses	(305)	(624)

Net investment in operating leases (a)	$21,866	$23,164

(a)	At December 31, 2004, includes interests in operating leases and the related vehicles of about $2.5 billion that have been transferred for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

     Future minimum rentals on operating leases are as follows (in millions): 2005 — $4,639; 2006 — $2,095; 2007 — $1,227; 2008 — $470; 2009 — $68.

NOTE 6.	ALLOWANCE FOR CREDIT LOSSES

      Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

	2004	2003	2002

	(in millions)
Balance, beginning of year	$2,908	$2,999	$2,559
Provision for credit losses	900	1,888	2,749
Deductions
Charge-offs	1,804	2,366	2,584
Recoveries	(477)	(475)	(469)

Net charge-offs	1,327	1,891	2,115
Other changes, principally amounts related to finance receivables sold and translation adjustments	47	88	194

Net deductions	1,374	1,979	2,309

Balance, end of year	$2,434	$2,908	$2,999

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 7.	SALES OF RECEIVABLES

Servicing Portfolio

      We retain servicing rights for receivables sold in off-balance sheet securitization and whole-loan sale transactions. The servicing portfolio is summarized in the following table for the years ended December 31:

	Retail	Wholesale	Total

	(in millions)
Servicing portfolio at December 31, 2002	$52,617	$22,454	$75,071
2003 activity
Receivables sales	19,296	—	19,296
Collections	(37,992)	(2,205)	(40,197)

Servicing portfolio at December 31, 2003	$33,921	$20,249	$54,170
2004 activity
Receivables sales	6,933	—	6,933
Collections	(20,185)	(1,345)	(21,530)

Servicing portfolio at December 31, 2004	$20,669	$18,904	$39,573

Retained Interest

      Components of retained interest in securitized assets at December 31 included the following:

	2004	2003

	(in millions)
Interest in sold wholesale receivables	$6,904	$9,249
Subordinated securities	875	1,455
Residual interest in securitization transactions	756	834
Restricted cash held for benefit of securitization SPEs	503	511
Senior securities	128	520

Retained interest in securitized assets	$9,166	$12,569

      Most of the retained interest in sold wholesale receivables ($5.5 billion and $8.0 billion at December 31, 2004 and December 31, 2003, respectively) represents our undivided interest in wholesale receivables that are available to support the issuance of additional securities by a securitization SPE; the balance represents credit enhancements.

      Retained interests are recorded at fair value. For wholesale receivables, book value approximates fair value because of their short-term maturities. The fair value of subordinated and senior securities is estimated based on market prices. In determining the fair value of residual interest in securitization transactions, we discount the present value of the projected cash flows retained at various discount rates based on economic factors in individual countries. Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 7.	SALES OF RECEIVABLES — Continued

Investment and Other Income

      The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the years ended December 31:

	2004	2003	2002

	(in millions)
Net gain on sales of receivables	$155	$373	$489
Income on interest in sold wholesale receivables and retained securities	588	679	606
Servicing fees	372	618	689
Income on residual interest and other	815	941	775

Investment and other income related to sales of receivables	$1,930	$2,611	$2,559

      For the year ended December 31, 2004, we utilized certain point-of-sale assumptions in our retail transactions, which included discount rates of 11% to 13.5%, a prepayment speed of 0.8% to 1.5% (which represents expected payments earlier than scheduled maturity dates) and credit losses of 0.8% to 2.8% over the life of sold receivables. The weighted-average life of the underlying assets was 50.2 months. Our wholesale transactions included discount rates of 11% to 12%.

Cash Flow

      The following table summarizes the cash flow movements between the transferees and us in our off-balance sheet sales of receivables for the years ended December 31:

	2004	2003	2002

	(in millions)
Proceeds from sales of receivables
Proceeds from sales of retail receivables	$4,795	$15,761	$31,693
Proceeds from revolving-period securitizations	1,567	2,610	3,628
Proceeds from interest in sold wholesale receivables	3,957	966	4,817

Total	$10,319	$19,337	$40,138

Cash flows related to net change in retained interest
Interest in sold retail receivables	$1,457	$893	$2,474
Interest in sold wholesale receivables	(1,831)	1,140	(7,829)

Total	$(374)	$2,033	$(5,355)

Servicing fees
Retail	$260	$409	$463
Wholesale	112	209	226

Total	$372	$618	$689

Cash flows from interest on retained securities and residual interest in securitization transactions
Retail	$844	$735	$505
Wholesale	802	810	645

Total	$1,646	$1,545	$1,150

Repurchased retail receivables	$(143)	$(193)	$(340)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 7.	SALES OF RECEIVABLES — Continued

Other Disclosures

      The following table summarizes key assumptions used in estimating cash flows from sold retail receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes:

		Impact on Fair Value
		Based on Adverse Change
	Assumption
	Percentage	10% Change	20% Change

	(annual rate)	(in millions)
Cash flow discount rate	11.0% - 13.5%	$(10)	$(18)
Estimated net credit loss rate	0.5% - 6.0%	(27)	(49)
Prepayment speed	0.8% - 2.0%	(18)	(37)

      The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.

      Outstanding delinquencies over 30 days related to the off-balance sheet securitized portfolio were $410 million and $704 million at December 31, 2004 and 2003, respectively. Credit losses, net of recoveries, were $244 million and $551 million for the years ended December 31, 2004 and 2003, respectively. Expected static pool credit losses related to outstanding securitized retail receivables were 2.07% at December 31, 2004. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

On-Balance Sheet Securitization SPEs

      At December 31, 2004 and 2003, about $16.9 billion and $14.3 billion, respectively, of finance receivables have been sold for legal purposes to consolidated securitization SPEs. In addition, at December 31, 2004, interests in operating leases and the related vehicles of about $2.5 billion have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only to pay the obligations or claims of the SPEs; they are not available to pay our other obligations or the claims of our other creditors. The associated debt issued by the SPEs was $16.5 billion and $9.3 billion at December 31, 2004 and 2003, respectively, and includes both asset-backed commercial paper and notes payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt is the legal obligation of the SPEs, but for financial statement reporting purposes is reported as debt on our balance sheet.

NOTE 8. VARIABLE INTEREST ENTITIES

      Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, requires that once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. On-balance sheet securitization SPEs, discussed in Note 7, are considered VIEs under FIN 46.

      We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $141 million at

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 8.	VARIABLE INTEREST ENTITIES — Continued

December 31, 2004) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

      We also sell, in contractually committed agreements, finance receivables and notes backed by interests in vehicles subject to operating leases to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. At December 31, 2004, approximately $5.0 billion of finance receivables and notes have been sold.

NOTE 9.	OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

      Other assets at December 31 were as follows:

	2004	2003

	(in millions)
Accrued interest, rents and other non-finance receivables	$1,804	$2,646
Deferred charges and other assets	1,625	1,602
Prepaid reinsurance premiums and other reinsurance receivables	1,258	1,516
Investment in used vehicles held for resale, at estimated fair value	803	1,161
Collateral held for resale	654	791
Property and equipment (net of accumulated depreciation of $290 in 2004 and $248 in 2003)	377	366

Total other assets	$6,521	$8,082

      Other liabilities and deferred income at December 31 were as follows:

	2004	2003

	(in millions)
Interest payable	$2,204	$2,618
Deferred income and other liabilities	1,534	1,531
Unearned premiums	1,362	1,646
Retirement plan and postretirement health care and life insurance benefits	702	676

Total other liabilities and deferred income	$5,802	$6,471

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 10.	DEBT AND BACK-UP CREDIT FACILITIES

Debt

      At December 31, debt was as follows:

	Interest Rates

	Average		Weighted-
	Contractual		Average
	(a)		(b)

	2004	2003	2004	2003	2004	2003

					(in millions)
Short-term debt
Asset-backed commercial paper (c)	2.1%	1.2%			$12,612	$8,984
Commercial paper	2.4%	1.9%			8,916	6,095
Floating rate demand notes	2.5%	2.8%			7,718	7,328
Other short-term debt (d)	4.8%	5.9%			2,562	2,290

Total short-term debt	2.5%	2.3%	2.8%	2.5%	31,808	24,697

Long-term debt
Senior indebtedness
Notes payable within one year (e)					30,073	29,534
Notes payable after one year (f)					82,454	95,474
Unamortized discount					(61)	(53)

Total long-term debt (g)	5.8%	5.8%	4.4%	4.2%	112,466	124,955

Total debt	5.0%	5.2%	4.0%	3.9%	$144,274	$149,652

Estimated fair value of debt
Net short-term debt subject to fair value					$31,808	$24,697
Short-term debt fair value					31,808	24,697
Net long-term debt subject to fair value (h)					109,320	120,265
Long-term debt fair value					114,662	128,244
Total estimated fair value of debt					146,470	152,941
Interest rate characteristics of debt payable after one year (i)
Fixed interest rates					$65,311	$83,120
Variable interest rates (generally based on LIBOR or other short-term rates)					17,082	12,301

Total payable after one year					$82,393	$95,421

(a)	Fourth quarter average contractual interest rates exclude the effects of interest rate swap agreements and facility fees.

(b)	Fourth quarter weighted-average interest rates include the effects of interest rate swap agreements and facility fees.

(c)	Amounts represent asset-backed commercial paper issued by FCAR Owner Trust (“FCAR”), a consolidated securitization SPE, which is payable out of collections on the receivables supporting FCAR. This debt is the legal obligation of FCAR.

(d)	Includes $17 million and $54 million with affiliated companies at December 31, 2004 and 2003, respectively.

(e)	Includes $77 million and $2 million with affiliated companies at December 31, 2004 and 2003, respectively.

(f)	Includes $32 million and $133 million with affiliated companies at December 31, 2004 and 2003, respectively.

(g)	Includes debt of $3,845 million and $324 million at December 31, 2004 and 2003, respectively, issued by consolidated securitization SPEs which is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the securitization SPEs. Average contractual and weighted-average interest rates for total long-term debt represent the rates for both notes payable within one year and notes payable after one year.

(h)	Excludes adjustments related to SFAS No. 133, which totaled $3,146 million and $4,690 million at December 31, 2004 and 2003, respectively.

(i)	Excludes the effect of interest rate swap agreements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 10. DEBT AND BACK-UP CREDIT FACILITIES — Continued

     Debt consists of short-term and long-term unsecured and secured debt, placed directly by us or through securities dealers or underwriters, and bank borrowings. We consider any debt with an original maturity of 12 months or less to be short-term debt. We have commercial paper programs in the United States, Europe, Canada and other international markets, with sales mostly to qualified institutional investors. We also obtain short-term funding from the sale of demand notes to retail investors through our floating rate demand notes program. FCE Bank plc (“FCE”) also issues certificates of deposit primarily to a broad range of institutional investors in various markets to obtain short-term funding. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

      We obtain long-term debt funding through the issuance of a variety of debt securities in the United States and international capital markets. Long-term debt is debt with an original maturity of more than 12 months. We use several long-term funding programs, including notes offered with a variety of maturities of two years and longer, and medium-term notes sold through sales agents in smaller amounts in various currencies. We reach both retail and institutional investors in our long-term funding programs. We access retail investors in the United States through our Continuously Offered Bonds for Retail Accounts program, in Canada through our Term Bonds in Retail Distribution program, and in select European markets through our Continuously Available Retail Securities program.

      Our floating rate demand notes program consists of variable denomination floating rate demand notes issued and offered by us. Interest is accrued daily at a rate at least 1/4 point higher than the average yield for all taxable money funds as reported weekly in the Money Fund ReportTM and published in the Wall Street Journal. The nominal interest rate as of December 31, 2004 ranged from 2.4% to 2.7% depending on the amount invested.

      Our overall weighted-average effective interest rate (borrowing cost), including the effect of interest rate swap agreements, was 3.8% and 4.2% for full year 2004 and 2003, respectively.

      The average remaining maturities of our commercial paper was 36 days at December 31, 2004 and 42 days at December 31, 2003 for our United States, Canada and Europe programs. Senior notes mature at various dates through 2078 (about $1.4 billion matures between 2031 and 2078). Maturities are as follows (in millions): 2005 — $30,073; 2006 — $23,497; 2007 — $18,911; 2008 — $7,137; 2009 — $13,562; thereafter — $19,286. Certain of these obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap and forward agreements are used to hedge exposure to changes in exchange rates of these obligations.

      The fair value of debt is estimated based upon quoted market prices or current rates for similar debt with the same remaining maturities. For short-term debt, the book value approximates fair value because of the short maturities of these instruments.

Back-Up Credit Facilities

      For additional funding and to maintain liquidity, we and our majority-owned subsidiaries, including FCE, have contractually committed credit facilities with financial institutions that totaled approximately $7.5 billion at December 31, 2004. This includes $4.3 billion of Ford Credit facilities ($3.9 billion global and approximately $400 million non-global) and $3.2 billion of FCE facilities ($3.0 billion global and approximately $200 million non-global). Approximately $800 million of the total facilities were in use at December 31, 2004. These facilities have various maturity dates. Of the $7.5 billion, about 39% of these facilities are committed through June 30, 2009. Our global credit facilities may be used at our option by any of our direct or indirect, majority-owned subsidiaries.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 10. DEBT AND BACK-UP CREDIT FACILITIES — Continued

FCE’s global credit facilities may be used at its option by any of its direct or indirect, majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

      At Ford’s option, approximately $6.9 billion of Ford’s global lines of credit may be used by any of its direct or indirect, majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.6 billion of such credit lines to us and $518 million to FCE.

      Additionally, at December 31, 2004, banks provided $18.0 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $17.5 billion supported our FCAR program and $500 million supported our off-balance sheet wholesale securitization program. Unlike our other credit facilities described above, these facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is subject to conditions specific to each program. At December 31, 2004, about $15.7 billion of FCAR’s bank credit facilities were available to support FCAR’s asset-backed commercial paper or subordinated debt. The remaining $1.8 billion of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt.

NOTE 11.	INCOME TAXES

      Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries and us. In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us generally on a separate return basis. The provision for income taxes for the years ended December 31 was estimated as follows:

	2004	2003	2002

	(in millions)
Currently payable
United States federal	$—	$—	$—
Foreign	136	198	132
State and local	6	21	—

Total currently payable	142	219	132
Deferred tax liability
United States federal	1,266	653	441
Foreign	157	118	85
State and local	83	144	77

Total deferred	1,506	915	603

Total provision for income taxes	$1,648	$1,134	$735

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 11. INCOME TAXES — Continued

      A reconciliation of the provision for income taxes with the United States statutory tax rate as a percentage of income before income taxes, excluding equity in net income of affiliated companies, minority interest in net income of a joint venture, and discontinued/held-for-sale operations, is shown below for the years ended December 31:

	2004	2003	2002

United States statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
State and local income taxes	1.8	3.5	2.5
Investment income not subject to tax or subject to tax at reduced rates	(0.1)	(0.2)	(0.3)
Other	0.5	0.1	(0.1)

Effective tax rate	37.2%	38.4%	37.1%

      Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows:

	2004	2003

	(in millions)
Deferred tax assets
Net operating losses and foreign tax credits	$1,725	$3,513
Provision for credit losses	1,934	1,909
Alternative minimum tax	336	313
Employee benefit plans	229	206
Other	204	134

Total deferred tax assets	4,428	6,075
Deferred tax liabilities
Leasing transactions	7,662	7,965
Finance receivables	2,826	2,953
Sales of receivables	1,016	1,040
Purchased tax benefits	251	250
Other	266	219

Total deferred tax liabilities	12,021	12,427

Net deferred tax liabilities	$7,593	$6,352

      We have an intercompany tax sharing agreement with Ford. Under this agreement, United States income tax liabilities or credits are allocated to us, generally on a separate return basis. In this regard, the deferred tax assets related to net operating losses and foreign tax credits represent amounts primarily due from Ford.

NOTE 12.	DERIVATIVE FINANCIAL INSTRUMENTS

      SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet, including embedded derivatives.

      To protect our operations from global market risks, including the effects of changes in foreign currency exchange rates and interest rates we use various financial instruments, commonly referred to as derivatives. We have elected to apply hedge accounting to a portion of these derivatives. To

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS — Continued

qualify for hedge accounting treatment, each derivative is designated as a hedge at inception and evaluated for effectiveness throughout the hedge period. We have hedge documentation, which outlines our hedging policy and practices. Some derivatives either do not qualify for hedge accounting under SFAS No. 133 or we elect not to apply hedge accounting and report the mark to fair value in earnings. Regardless of hedge accounting treatment, we only enter into transactions with a high correlation with the underlying risk. Our interest rate risk management objective is to maximize our financing income while limiting the effect of changes in interest rates. We achieve this objective by setting an established risk tolerance range and staying within the tolerance through our risk management process. Our hedging program adheres to a strict risk management policy and the program is reviewed on a regular basis by our management. We do not engage in any trading or market-making.

      The use of derivatives to manage market risk results in counterparty risk, or the risk of a counterparty defaulting on a derivative contract. We enter into master netting agreements with counterparties that usually allow for netting of certain exposures. We establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Substantially all our counterparty exposures are with counterparties that have long-term debt ratings of single-A or better.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS — Continued

Balance Sheet Impact

      The fair value of derivatives reflects the price that a third party would be willing to pay or receive in an arm’s length transaction and includes mark-to-market adjustments to reflect the effect of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes the estimated net fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis, at December 31:

	2004			2003

		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities

	(in billions)	(in millions)		(in billions)	(in millions)
Foreign currency swaps	$24	$4,201	$816	$29	$6,257	$1,119
Interest rate swaps	135	3,074	180	155	3,930	213
Forwards and options (a)	7	—	260	8	—	306
Impact of netting agreements	—	(345)	(345)	—	(345)	(345)

Total derivative financial instruments	$166	$6,930	$911	$192	$9,842	$1,293

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

Income Statement Impact

      Changes in derivative fair values are recognized in current earnings or accumulated other comprehensive income depending on whether the derivative has been designated and qualifies for hedge accounting and, if so, the type of hedge designation.

Cash Flow Hedges

      Changes in the fair value of derivatives designated as cash flow hedges are included in accumulated other comprehensive income, a component of stockholder’s equity, and are reclassified to earnings at the time the associated hedged transaction affects net income. The impact to earnings from hedge ineffectiveness was a gain of $12 million in 2004, a gain of $3 million in 2003, and a gain of $1 million in 2002, which was recorded in other income. In assessing hedge effectiveness for cash flow hedges related to interest rates, we use the variability of cash flows method and exclude accrued interest. Net interest settlements and accruals excluded from the assessment of hedge effectiveness were expenses of $354 million in 2004, $482 million in 2003 and $765 million in 2002, and were recorded in interest expense. We also exclude from the assessment of hedge effectiveness foreign exchange adjustments, representing the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates for the reporting period; these adjustments in 2004, 2003 and 2002 were amounts that were not significant, and were recorded in other income. While net interest settlements and accruals and foreign currency adjustments are excluded from our hedge effectiveness testing, they are included in evaluating our overall risk management objective to maximize our financing income while limiting the effect of changes in interest rates.

      We expect to reclassify losses of approximately $54 million ($38 million after tax) from stockholder’s equity to net income during the next twelve months. Events that may cause

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS — Continued

reclassification of amounts from accumulated other comprehensive income to net income include initiation or discontinuation of cash flow hedge accounting, interest settlements on the associated hedged transaction, and changes in interest rates. Consistent with our comprehensive risk-management practices, neither these nor future reclassifications are anticipated to have a material effect on net income.

      Our designated cash flow hedges include hedges of revolving commercial paper balances. At December 31, 2004, the maximum term of these hedges is 37 months.

Fair Value Hedges

      Changes in the fair value of derivatives designated as fair value hedges, along with the changes in the fair value of the underlying hedged exposure, are recognized in income. The impact to earnings from hedge ineffectiveness was a gain of $10 million in 2004, a gain of $255 million in 2003 and a charge of $193 million in 2002, which was recorded in other income. In assessing hedge effectiveness, we exclude accrued interest on the receive and pay legs of the swap. Net interest settlements and accruals reflecting income of $2,125 million in 2004, $1,830 million in 2003 and $1,534 million in 2002 were recorded as a reduction in interest expense. We also exclude from the assessment of hedge effectiveness foreign exchange adjustments, representing the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates for the reporting period, which were favorable adjustments totaling $384 million in 2004, $1,325 million in 2003 and $1,471 million in 2002, and were recorded in other income. While net interest settlements and accruals and foreign currency adjustments are excluded from our hedge effectiveness testing, they are included in evaluating our overall risk management objective to offset the economic impact of changes in interest rates and foreign currency exchange rates. The adjustments related to foreign currency derivatives reported above were offset by net revaluation impacts on debt denominated in a currency other than the location’s functional currency, which was also recorded in other income.

Net Investment Hedges

      We use foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. Changes in the value of these derivative instruments are included in accumulated other comprehensive income as a foreign currency translation adjustment. Ineffectiveness, which is recognized in other income, was a loss of $29 million in 2004, a loss of $17 million in 2003 and an amount that was not significant in 2002.

Other Derivative Instruments

      As previously stated, some derivatives do not qualify for hedge accounting treatment or we elect not to apply hedge accounting. For non-designated hedges, this resulted in reflecting unrealized gains and losses from the effect of changes in interest rates currently in earnings, which was a gain of $289 million in 2004, a gain of $58 million in 2003 and a loss of $33 million in 2002. In addition, net interest settlements and accruals related to non-designated swaps resulted in income of $52 million in 2004, income of $105 million in 2003 and expense of $251 million in 2002. These net interest settlement and accrual amounts were included in evaluating our overall risk management objective to maximize our financing income while limiting the effect of changes in interest rates. Unrealized and realized gains and losses related to certain non-designated foreign currency derivatives that economically hedge a foreign currency exposure resulted in favorable adjustments totaling $418 million in 2004, $1,890 million in 2003 and $1,554 million in 2002. The adjustments

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS — Continued

related to our foreign currency derivatives reported above were offset by net revaluation impacts on debt denominated in a currency other than the location’s functional currency. Earnings impacts related to non-designated hedging activity are reported in other income.

NOTE 13.	DISPOSITIONS AND OTHER ACTIONS

Dispositions

      Consistent with our strategy to focus on our core business, we expect to either complete the sale during 2005 or have already completed the disposition of the operations referenced below. We have reported these operations as discontinued/held-for-sale under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-lived Assets, for all periods shown.

      During the fourth quarter of 2004, we committed to a plan to sell Triad Financial Corporation, our operation in the United States that specializes in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers’ affiliated finance companies. We expect to complete the sale of this business during 2005 for an amount approximately equal to book value.

      During 2004, we completed the sale of AMI Leasing and Fleet Management Services, our operation in the United States that offered full service car and truck leasing. In 2003, we recognized an after-tax charge of $55 million, reflected in loss on disposal of discontinued/held-for-sale operations. This amount represented the difference between the selling price of these assets, less costs to sell them, and their recorded book value.

      During 2003, we completed the sale of Axus, our all-makes vehicle fleet leasing operations in Europe, New Zealand and Australia. In 2002, we recognized an after-tax charge of $31 million, reflected in loss on disposal of discontinued/held-for-sale operations. This amount represented the difference between the selling price of these assets, less costs to sell them, and their recorded book value.

      Operating results of our discontinued/held-for-sale operations for the years ended December 31 are as follows:

	2004	2003	2002

	(in millions)
Total financing margin and other revenue	$395	$446	$665
Income before income taxes	$138	$83	$27
Less: Provision for income taxes	57	31	3

Income from discontinued/held-for-sale operations	$81	$52	$24

      At December 31, 2004 and December 31, 2003, assets of our discontinued/held-for-sale operations totaled approximately $2.2 billion and $1.8 billion, respectively, and consisted primarily of net finance receivables of about $1.7 billion and $850 million, respectively; net investment in operating leases of about $300 million at December 31, 2003; and retained interest in securitized assets of about $350 million and $450 million, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 13.	DISPOSITIONS AND OTHER ACTIONS — Continued

Other Actions

Sales Branch Integration

      We announced in 2004 a plan to create an integrated sales platform in the United States and Canada over the next two years that would support sales activities for Ford Credit and our other business operating units. The plan included the consolidation of regional sales offices and an integration of branch locations. At December 31, 2004, the new regional structure was complete and the branch integration was on schedule. This integrated sales platform will allow us to provide expanded dealer support with longer operating hours as well as provide for dedicated brand managers located on-site to support each of the automotive brands. These actions will improve the process excellence of our origination activity in a manner that will improve cost efficiency.

      The table below summarizes the pre-tax charge incurred, the related liability at December 31, 2004 and the estimated total charges related to these actions:

2004

(in millions)
Liability at December 31, 2003	$—
Accrued in 2004	11
Paid in 2004	(1)

Liability at December 31, 2004	$10

Estimated total costs	$66

Asset Impairment

      During the fourth quarter of 2004, management approved a strategy to restructure certain unconsolidated investments in the Asia-Pacific region. As a result, income from continuing operations before income taxes included an asset impairment charge of $40 million.

NOTE 14.	RETIREMENT BENEFITS AND STOCK OPTIONS

      We are a participating employer in certain retirement, postretirement health care and life insurance and stock option plans that are sponsored by Ford. As described below, Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in the Ford’s Annual Report on Form 10-K for the year ended December 31, 2004, filed separately with the Securities and Exchange Commission (“SEC”).

Employee Retirement Plans

      Retirement benefits are provided under defined benefit plans for our employees by the Ford General Retirement Plan, for employees in the United States hired on or before December 31, 2003. Effective January 1, 2004, Ford established a defined contribution plan generally covering United States employees, including our employees, hired on or after that date. Ford Credit employees of certain foreign subsidiaries are covered under other Ford retirement plans. We are a participating employer in these Ford sponsored retirement plans and costs are allocated to us based on the total number of participating employees at Ford Credit. Benefits under the plans are generally related to an employee’s length of service, salary and contributions. The allocation amount can be impacted by key assumptions (discount rate, expected return on plan assets, and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations. Retirement plan costs allocated to Ford Credit for our employees in the United States participating in the Ford plans was

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 14.	RETIREMENT BENEFITS AND STOCK OPTIONS — Continued

$18 million in 2004, $25 million in 2003 and an amount that was not significant in 2002. The allocated cost for 2004, which was charged to operating expenses, was equivalent to approximately 2% of Ford’s total retirement plan cost.

Postretirement Health Care and Life Insurance Benefits

      We provide selected health care and life insurance benefits for retired salaried employees under plans sponsored by Ford and certain of its subsidiaries. The Ford Salary Healthcare Plan covers salaried employees in the United States hired before June 1, 2001. In December 2003, Ford announced a new postretirement health care plan for salaried employees in the United States hired on or after June 1, 2001. The plan provides for annual company allocations to employee-specific notional accounts to be used to fund postretirement health care benefits. Ford also offers company-paid postretirement life insurance benefits to United States salaried employees hired before January 1, 2004. Our employees generally may become eligible for those benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time. Postretirement health care and life insurance costs allocated to Ford Credit for our employees in the United States participating in the Ford plans was $35 million, $49 million and $39 million in 2004, 2003 and 2002, respectively. The allocated cost for 2004, which was charged to operating expenses, was equivalent to approximately 2% of Ford’s total postretirement health care and life insurance benefits cost.

Stock Options

      Certain of our employees have been granted stock options under Ford’s Long-term Incentive Plans. Costs of these stock option plans are allocated to us based on the total number of employees at Ford Credit that are eligible for stock options. Employee stock option expense allocated to Ford Credit for our employees participating in the Ford plans was $8 million in 2004 and $13 million in 2003; no expense was allocated in 2002. The allocated expense for 2004, which was charged to operating expenses, was equivalent to approximately 7% of Ford’s total stock option expense.

NOTE 15.	TRANSACTIONS WITH AFFILIATED COMPANIES

      Transactions with Ford and affiliated companies occur in the ordinary course of business. We have a profit maintenance agreement with Ford that requires Ford to maintain our consolidated income before income taxes and net income at specified minimum levels. No payments were made under this agreement during the 2002 through 2004 periods. We formally documented in an agreement with Ford certain long-standing business practices with Ford, a copy of which was filed with the SEC. Identified below are transactions that we undertook with Ford and affiliated companies within the framework of the agreement.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 15.	TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

Income Statement

      The effect of transactions with affiliated companies included in our income statement were as follows for the years ended December 31 (reductions to income from continuing operations before income taxes are presented below as negative amounts):

	2004	2003	2002

	(in millions)
Interest supplements and other support costs earned from Ford and affiliated companies (a)	$3,285	$3,347	$3,503
Earned insurance premiums ceded to a Ford-owned affiliate	(590)	(643)	(618)
Loss and loss adjustment expenses recovered from a Ford-owned affiliate	329	378	378
Cost of advice and services provided by Ford (b)	(191)	(172)	(115)
Residual value support on operating leases earned from Ford and affiliated companies (c)	161	232	155
Interest income earned from tax sharing agreement with Ford (d)	81	89	130
Interest expense on debt with Ford and affiliated companies	(26)	(58)	(76)
Interest income earned on receivables with Ford-owned dealers (e)	18	3	—
Interest income earned on notes receivables from Ford and affiliated companies	11	23	34

(a)	We charge Ford for interest supplements and other support costs as they are earned and are recorded in financing revenue. In addition to the amounts shown above, we received about $800 million in 2004, $1.2 billion in 2003, and $1.0 billion in 2002 related to receivables that were sold in securitizations or whole-loan sale transactions. At the time the receivables are sold, the amounts unearned and unbilled are reflected, on a present value basis, as a receivable on our balance sheet (about $600 million at December 31, 2004). Present value accretion is recognized in investment and other income related to sales of receivables. At December 31, 2004, in the United States and Canada, approximately $3.7 billion of interest supplements were accrued by Ford and will be received by us over the terms of the related finance contracts.

(b)	We receive technical and administrative advice and services from Ford and its subsidiaries, occupy office space furnished by Ford and its subsidiaries and utilize data processing facilities maintained by Ford. The costs for such advice and services are charged to operating expenses.

(c)	An agreement with Ford provides for payments to us for residual value support on vehicles subject to operating leases. The payments received from Ford are included in depreciation expense.

(d)	We recorded a deferred tax asset for amounts due from Ford under our intercompany tax sharing agreement with Ford. Ford compensates us for the temporary use of these funds. The interest income earned by us is included in other income.

(e)	Certain entities are reported as consolidated subsidiaries of Ford; revenue from providing financing to these entities is included in financing revenue.

Balance Sheet

      The effect of transactions with affiliated companies included in our balance sheet were as follows at December 31:

	2004	2003

	(in millions)
Net finance receivables and operating leases:
Receivables purchased from certain divisions and affiliates of Ford (a)	$3,075	$3,153
Receivables with Ford-owned entities (b)	1,774	920
Net investment in vehicles leased to employees of Ford and affiliated companies (c)	898	939
Other receivables and other assets:
Notes receivables from Ford and affiliated companies	379	344
Fair value of vehicles held for resale that were purchased from Ford and affiliated companies (d)	803	1,161
Debt with Ford and affiliated companies	(126)	(189)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 15.	TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

      Additionally, Ford and other affiliates provide guarantees to us and our subsidiaries of $181 million and $133 million at December 31, 2004 and 2003, respectively, for certain finance receivables.

(a)	We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers, and the purchase of other receivables generated by Ford. These receivables are included in net finance receivables.

(b)	Certain entities are reported as consolidated subsidiaries of Ford; receivables from these entities are included in net finance receivables.

(c)	We have entered into a sale-leaseback agreement with Ford for vehicles leased to employees of Ford and its subsidiaries. The investment in these vehicles is included in net investment in operating leases.

(d)	We purchase from Ford and affiliated companies certain used vehicles pursuant to its obligation to repurchase such vehicles from daily rental car companies. We subsequently sell the used vehicles at auction. The fair value of these vehicles held for resale is included in other assets.

NOTE 16.	SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

      We divide our business segments based on geographic regions: the North America Segment (includes operations in the United States and Canada) and the International Segment (includes operations in all other countries). We measure the performance of our segments primarily on an income from continuing operations before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other adjustments in applying SFAS No. 133. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. The segments are presented on a managed basis (managed basis includes on-balance sheet receivables and securitized off-balance sheet receivables activity), and the effect of off-balance sheet securitizations is included in unallocated/eliminations.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION — Continued

      Key operating data for our business segments for the years ended or at December 31 were as follows:

			Unallocated/Eliminations
						Ford
	North		Unallocated	Effect of		Credit
	America	International	Risk	Sales of		Financial
	Segment	Segment	Management	Receivables	Total	Statements

	(in millions)
2004
Revenue	$14,975	$3,809	$282	$(1,184)	$(902)	$17,882
Income
Income from continuing operations before income taxes	3,371	778	282	—	282	4,431
Provision for income taxes	1,279	272	97	—	97	1,648
Income from continuing operations	2,092	506	183	—	183	2,781
Other disclosures
Depreciation on vehicles subject to operating leases	4,427	482	—	—	—	4,909
Interest expense	4,421	1,766	—	(854)	(854)	5,333
Provision for credit losses	767	133	—	—	—	900
Finance receivables (including net investment in operating leases)	126,151	41,892	245	(35,571)	(35,326)	132,717
Total assets	151,865	46,916	245	(26,405)	(26,160)	172,621

2003
Revenue	$18,107	$3,733	$324	$(2,074)	$(1,750)	$20,090
Income
Income from continuing operations before income taxes	1,997	660	299	—	299	2,956
Provision for income taxes	788	231	115	—	115	1,134
Income from continuing operations	1,209	429	182	—	182	1,820
Other disclosures
Depreciation on vehicles subject to operating leases	6,452	557	—	—	—	7,009
Interest expense	5,567	1,682	25	(1,443)	(1,418)	5,831
Provision for credit losses	1,664	224	—	—	—	1,888
Finance receivables (including net investment in operating leases)	134,378	40,489	526	(46,853)	(46,327)	128,540
Total assets	167,154	45,739	526	(34,284)	(33,758)	179,135

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION — Continued

			Unallocated/Eliminations
						Ford
	North		Unallocated	Effect of		Credit
	America	International	Risk	Sales of		Financial
	Segment	Segment	Management	Receivables	Total	Statements

	(in millions)

2002
Revenue	$21,723	$3,511	$(203)	$(2,593)	$(2,796)	$22,438
Income
Income from continuing operations before income taxes	1,624	580	(225)	—	(225)	1,979
Provision for income taxes	619	203	(87)	—	(87)	735
Income from continuing operations	1,005	377	(141)	—	(141)	1,241
Other disclosures
Depreciation on vehicles subject to operating leases	7,887	548	—	—	—	8,435
Interest expense	7,442	1,662	22	(2,197)	(2,175)	6,929
Provision for credit losses	2,405	344	—	—	—	2,749
Finance receivables (including net investment in operating leases)	154,560	35,984	812	(70,086)	(69,274)	121,270
Total assets	180,945	41,325	812	(52,713)	(51,901)	170,369

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION — Continued

Geographic Information

      Total revenue, income from continuing operations before income taxes, income from continuing operations, finance receivables, and assets identifiable with operations in the United States, Europe, and other foreign locations were as follows:

	2004	2003	2002

	(in millions)
Revenue
United States operations	$12,313	$15,166	$17,729
European operations	2,659	2,444	2,262
Other foreign operations	2,910	2,480	2,447

Total revenue	$17,882	$20,090	$22,438

Income from continuing operations before income taxes United States operations	$3,213	$2,102	$1,291
European operations	555	424	312
Other foreign operations	663	430	376

Total income from continuing operations before income taxes	$4,431	$2,956	$1,979

Income from continuing operations
United States operations	$1,914	$1,263	$773
European operations	434	314	197
Other foreign operations	433	243	271

Total income from continuing operations	$2,781	$1,820	$1,241

Finance receivables at December 31 (including net investment in operating leases)
United States operations	$82,652	$83,180	$79,856
European operations	29,297	27,374	23,920
Other foreign operations	20,768	17,986	17,494

Total finance receivables	$132,717	$128,540	$121,270

Assets at December 31
United States operations	$116,485	$127,435	$122,550
European operations	33,473	31,636	28,557
Other foreign operations	22,663	20,064	19,262

Total assets	$172,621	$179,135	$170,369

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected financial data (unaudited) by calendar quarter were as follows:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

	(in millions)
2004
Total revenue	$4,519	$4,586	$4,427	$4,350	$17,882
Depreciation on vehicles subject to operating leases	1,307	1,242	1,133	1,227	4,909
Interest expense	1,329	1,295	1,338	1,371	5,333
Total financing margin and other revenue	1,883	2,049	1,956	1,752	7,640
Provision for credit losses	282	68	252	298	900
Income from continuing operations	663	883	711	524	2,781
Net income	688	897	734	543	2,862

2003
Total revenue	$5,424	$5,056	$4,855	$4,755	$20,090
Depreciation on vehicles subject to operating leases	2,128	1,822	1,615	1,444	7,009
Interest expense	1,519	1,479	1,430	1,403	5,831
Total financing margin and other revenue	1,777	1,755	1,810	1,908	7,250
Provision for credit losses	489	502	404	493	1,888
Income from continuing operations	427	400	498	495	1,820
Net income	442	401	504	470	1,817

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

      At December 31, 2004, we had the following minimum rental commitments under non-cancelable operating leases (in millions): 2005 — $82; 2006 — $67; 2007 — $52; 2008 — $32; 2009 — $24; thereafter — $17. These amounts include rental commitments for certain land, buildings, machinery and equipment. Our rental expense was $93 million in 2004 and $103 million in 2003.

Guarantees and Indemnifications

      The fair values of guarantees and indemnifications issued during 2004 are recorded in the financial statements and are de minimis. At December 31, 2004, the following guarantees and indemnifications were issued and outstanding:

      Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $230 million.

      Indemnifications: In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as debt funding, derivatives, sale of receivables and the sale of businesses. These indemnifications might include claims against any of the following: intellectual property and privacy rights; governmental regulations and employment-related issues; dealer, supplier and other commercial contractual relationships; financial status; tax related issues; securities law; and environmental related issues. Performance under these indemnities would generally be triggered by a breach of terms of a contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Litigation and Claims

      Various legal actions, governmental investigations and other proceedings and claims are pending or may be instituted or asserted in the future against us including those relating to state and federal laws concerning finance and insurance, employment-related matters and other contractual relationships. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust other treble damage claims in very large amounts, or other relief, which, if granted, would require very large expenditures.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2004. We

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 18.	COMMITMENTS AND CONTINGENCIES — Continued

do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

Other Contingencies

      Certain subsidiaries are subject to regulatory capital requirements requiring maintenance of certain minimum capital levels that limit the abilities of the subsidiaries to pay dividends.