Form 10-Q
period 2005-03-31
FORD MOTOR CREDIT CO
filed 2005-05-10
CIK 38009

Ford Motor Credit Company




                                QUARTERLY REPORT
                                  ON FORM 10-Q

                              for the quarter ended
                                 March 31, 2005






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

                  For the quarterly period ended March 31, 2005
                                       OR
[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X         No
    -----          -----

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes             No   X
    -----          -----

    As of May 2, 2005, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

                            REDUCED DISCLOSURE FORMAT
    The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        EXHIBIT INDEX APPEARS AT PAGE 36
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  For the Periods Ended March 31, 2005 and 2004
                                  (in millions)

                                                                                    First Quarter
                                                                                ---------------------
                                                                                   2005         2004
                                                                                --------     --------
                                                                                      (Unaudited)
              Financing revenue
                Operating leases                                                $  1,358     $  1,574
                Retail                                                             1,070        1,071
                Interest supplements and other support costs earned
                 from affiliated companies                                           843          856
                Wholesale                                                            251          189
                Other                                                                 56           49
                                                                                --------     --------
                  Total financing revenue                                          3,578        3,739
              Depreciation on vehicles subject to operating leases                (1,077)      (1,307)
              Interest expense                                                    (1,426)      (1,329)
                                                                                --------     --------
                Net financing margin                                               1,075        1,103
              Other revenue
                Investment and other income related to sales
                  of receivables (Note 5)                                            445          492
                Insurance premiums earned, net                                        52           60
                Other income                                                         170          228
                                                                                --------     --------
                  Total financing margin and other revenue                         1,742        1,883
              Expenses
                Operating expenses                                                   528          517
                Provision for credit losses (Note 4)                                 117          282
                Insurance expenses                                                    36           37
                                                                                --------     --------
                  Total expenses                                                     681          836
                                                                                --------     --------
              Income from continuing operations before income taxes                1,061        1,047
              Provision for income taxes                                             387          383
                                                                                --------     --------
               Income from continuing operations before minority interests           674          664
              Minority interests in net income of subsidiaries                         1            -
                                                                                --------     --------
               Income from continuing operations                                     673          664
              Income from discontinued/held-for-sale operations                       37           24
                                                                                --------     --------
               Net income                                                       $    710     $    688
                                                                                ========     ========


                   The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                              March 31,       December 31,
                                                                                2005              2004
                                                                             -----------      -----------
                                                                             (Unaudited)
         ASSETS
            Cash and cash equivalents (Note 1)                               $   13,091       $   12,668
            Investments in securities                                               663              653
            Finance receivables, net (Note 2)                                   103,494          110,851
            Net investment in operating leases (Note 3)                          21,741           21,866
            Retained interest in securitized assets (Note 5)                      8,028            9,166
            Notes and accounts receivable from affiliated companies               1,423            1,780
            Derivative financial instruments (Note 9)                             4,543            6,930
            Assets of discontinued/held-for-sale operations                       2,456            2,186
            Other assets                                                          6,114            6,521
                                                                             ----------       ----------
                 Total assets                                                $  161,553       $  172,621
                                                                             ==========       ==========

         LIABILITIES AND STOCKHOLDER'S EQUITY
         Liabilities
            Accounts payable
               Customer deposits, dealer reserves and other                  $    1,628       $    1,645
               Affiliated companies                                               1,489              819
                                                                             ----------       ----------
                  Total accounts payable                                          3,117            2,464
            Debt (Note 7)                                                       132,744          144,274
            Deferred income taxes, net                                            7,926            7,593
            Derivative financial instruments (Note 9)                               863              911
            Liabilities of discontinued/held-for-sale operations                    112               93
            Other liabilities and deferred income                                 5,173            5,802
                                                                             ----------       ----------
                 Total liabilities                                              149,935          161,137


         Minority interests in net assets of subsidiaries                            14               13

         Stockholder's equity
            Capital stock, par value $100 a share, 250,000 shares
               authorized, issued and outstanding                                    25               25
            Paid-in surplus (contributions by stockholder)                        5,117            5,117
            Accumulated other comprehensive income (Note 8)                         736              855
            Retained earnings (Note 8)                                            5,726            5,474
                                                                             ----------       ----------
                 Total stockholder's equity                                      11,604           11,471
                                                                             ----------       ----------
                 Total liabilities and stockholder's equity                  $  161,553       $  172,621
                                                                             ==========       ==========


                        The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CASH FLOWS FROM CONTINUING OPERATIONS
                  For the Periods Ended March 31, 2005 and 2004
                                  (in millions)

                                                                                     First Quarter
                                                                             ---------------------------
                                                                                 2005            2004
                                                                             ----------      -----------
                                                                                      (Unaudited)
           Cash flows from operating activities
              Income from continuing operations                              $      673      $       664
              Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
              Provision for credit losses                                           117              282
              Depreciation and amortization                                       1,167            1,413
              Net gain on sales of finance receivables                              (25)             (34)
              Increase in deferred income taxes                                     299              396
              Decrease in other assets                                            1,765            2,663
              Decrease in other liabilities                                        (495)            (465)
              All other operating activities                                         25              (53)
                                                                             ----------      -----------
                Net cash provided by operating activities                         3,526            4,866
                                                                             ----------      -----------
           Cash flows from investing activities
              Purchase of finance receivables (other than wholesale)            (11,027)         (11,260)
              Collection of finance receivables (other than wholesale)           10,413            9,949
              Purchase of operating lease vehicles                               (3,130)          (2,661)
              Liquidation of operating lease vehicles                             2,055            2,101
              Increase in wholesale receivables                                  (1,255)            (155)
              Net change in retained interest                                       (98)          (1,295)
              Decrease/(increase) notes receivable with affiliates                  129              (24)
              Proceeds from sale of receivables                                   9,739            2,602
              Purchase of investment securities                                    (114)            (147)
              Proceeds from sale/maturity of investment securities                   95              192
              All other investing activities                                       (215)             268
                                                                             ----------      -----------
                Net cash provided by/(used in) investing activities               6,592             (430)
                                                                             ----------      -----------
           Cash flows from financing activities
              Proceeds from issuance of long-term debt                            5,233            3,414
              Principal payments on long-term debt                              (15,490)         (12,354)
              Change in short-term debt, net                                      1,198            2,257
              Cash dividends paid                                                  (450)            (900)
              All other financing activities                                        (23)             (13)
                                                                             ----------      -----------
                Net cash used in financing activities                            (9,532)          (7,596)
           Effect of exchange rate changes on cash and cash equivalents            (163)             (44)
                                                                             ----------      -----------
                Net change in cash and cash equivalents                             423           (3,204)
           Cash and cash equivalents, beginning of period                        12,668           15,698
                                                                             ----------      -----------
           Cash and cash equivalents, end of period                          $   13,091      $    12,494
                                                                             ==========      ===========

           Supplementary cash flow information
                Interest paid                                                $    1,733      $     1,612
                Taxes paid                                                           33               29

                           The accompanying notes are an integral part of the financial statements.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

    The accompanying consolidated financial statements include Ford Motor Credit Company, its controlled domestic and foreign subsidiaries and joint ventures, and consolidated variable interest entities ("VIEs") in which Ford Motor Credit Company is the primary beneficiary (collectively referred to herein as "Ford Credit", "we", "our" or "us"). Affiliates that we do not consolidate, but for which we have significant influence over operating and financial policies, are accounted for using the equity method. We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford").

    The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, and instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

    We reclassified certain prior year amounts in our consolidated financial statements to conform to current period presentation.

Cash

    At March 31, 2005 and December 31, 2004, approximately $1.7 billion and $1.4 billion, respectively, of our cash balance is legally isolated, of which $1.5 billion and $1.3 billion, respectively, supports our consolidated securitization special purpose entities ("SPEs").

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES

    Net finance receivables at March 31, 2005 and December 31, 2004 were as follows (in millions):

                                                                   March 31,       December 31,
                                                                     2005              2004
                                                                 -----------       -----------
                                                                 (Unaudited)
        Retail                                                   $    74,866       $    83,719
        Wholesale                                                     25,187            23,930
        Other                                                          5,385             5,331
                                                                 -----------       -----------
          Total finance receivables, net of unearned income (a)      105,438           112,980
        Less:  Allowance for credit losses                            (1,944)           (2,129)
                                                                 -----------       -----------
          Finance receivables, net (b)                           $   103,494       $   110,851
                                                                 ===========       ===========

(a) At March 31, 2005 and December 31, 2004, includes $1.9 billion and $1.8 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford.

(b)  At March 31, 2005 and December 31, 2004, includes $19.4 billion and
     $16.9 billion, respectively, of receivables that have been sold for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.


NOTE 3.  NET INVESTMENT IN OPERATING LEASES

    Net investment in operating leases at March 31, 2005 and December 31, 2004 were as follows (in millions):

                                                                    March 31,      December 31,
                                                                      2005             2004
                                                                 ------------      -----------
                                                                 (Unaudited)
           Vehicles, at cost, including initial direct costs     $    29,198       $    29,756
           Less:  Accumulated depreciation                            (7,178)           (7,585)
           Less:  Allowance for credit losses                           (279)             (305)
                                                                 -----------       -----------
             Net investment in operating leases (a)              $    21,741       $    21,866
                                                                 ===========       ===========

(a) At March 31, 2005 and December 31, 2004, includes interests in operating leases and the related vehicles of $2.4 billion and $2.5 billion, respectively, that have been transferred for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4.  ALLOWANCE FOR CREDIT LOSSES

    Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended March 31 (in millions):

                                                                                First Quarter
                                                                           ---------------------
                                                                              2005        2004
                                                                           ---------   ---------
                                                                                 (Unaudited)
                   Balance, beginning of period                            $   2,434   $   2,908
                     Provision for credit losses                                 117         282
                     Deductions
                       Charge-offs                                               311         430
                       Recoveries                                               (130)       (115)
                                                                           ---------   ---------
                        Net charge-offs                                          181         315
                     Other changes, principally amounts related to finance
                       receivables sold and translation adjustments              147          27
                                                                           ---------   ---------
                        Net deductions                                           328         342
                                                                           ---------   ---------
                   Balance, end of period                                  $   2,223   $   2,848
                                                                           =========   =========

NOTE 5.  SALES OF RECEIVABLES

Retained Interest

    Components of retained interest in securitized assets at March 31, 2005 and December 31, 2004 included the following (in millions):

                                                                         March 31,     December 31,
                                                                           2005            2004
                                                                       -----------     -----------
                                                                       (Unaudited)
              Interest in sold wholesale receivables                   $     5,710     $     6,904
              Residual interest in securitization transactions                 969             756
              Subordinated securities                                          788             875
              Restricted cash held for benefit of securitization SPEs          561             503
              Senior securities                                                  -             128
                                                                       -----------     -----------
                Retained interest in securitized assets                $     8,028     $     9,166
                                                                       ===========     ===========

    Most of the retained interest in sold wholesale receivables ($4.1 billion and $5.5 billion at March 31, 2005 and December 31, 2004, respectively) represents our undivided interest in wholesale receivables that are available to support the issuance of additional securities by a securitization SPE; the balance represents credit enhancements.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  SALES OF RECEIVABLES (Continued)

Investment and Other Income

    The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the periods ended March 31 (in millions):

                                                                                   First Quarter
                                                                                 -----------------
                                                                                   2005      2004
                                                                                 -------   -------
                                                                                     (Unaudited)
                 Net gain on sales of receivables                                $    25   $    34
                 Income on interest in sold wholesale receivables
                   and retained securities                                           116       136
                 Servicing fees                                                       99       104
                 Income on residual interest and other                               205       218
                                                                                 -------   -------
                   Investment and other income related to sales of receivables   $   445   $   492
                                                                                 =======   =======

On-Balance Sheet Securitization SPEs

    At March 31, 2005 and December 31, 2004, finance receivables of
$19.4 billion and $16.9 billion, respectively, have been sold for legal purposes to consolidated securitization SPEs. In addition, interests in operating leases and the related vehicles of $2.4 billion at March 31, 2005 and $2.5 billion at December 31, 2004 have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only to pay the obligations or claims of the SPEs; they are not available to pay our other obligations or the claims of our other creditors. The associated debt issued by the SPEs was $17.9 billion and $16.5 billion at March 31, 2005 and December 31, 2004, respectively, and includes both asset-backed commercial paper and notes payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt is the legal obligation of the SPEs, but for financial statement reporting purposes is reported as debt on our balance sheet.


NOTE 6.  VARIABLE INTEREST ENTITIES

    We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $180 million at March 31, 2005) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

    We also sell, in contractually committed agreements, finance receivables and notes (backed by interests in vehicles subject to operating leases) to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. At March 31, 2005 and December 31, 2004, approximately $6.4 billion and $5.0 billion, respectively, of finance receivables and notes have been sold.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7.  DEBT

    At March 31, 2005 and December 31, 2004, debt was as follows (in millions):

                                                      Interest Rates
                                              -----------------------------
                                                  Average        Weighted-
                                              Contractual (a)   Average (b)
                                              ---------------  -------------   March 31,       December 31,
                                              2005     2004    2005    2004      2005              2004
                                              ----     ----    ----    ----   -----------      -----------
                                                                              (Unaudited)
    Short-term debt
      Asset-backed commercial paper (c)        2.5%    2.1%                    $  14,192       $   12,612
      Commercial paper                         2.5%    2.4%                        8,220            8,916
      Floating rate demand notes               3.0%    2.5%                        7,886            7,718
      Other short-term debt (d)                5.3%    4.8%                        2,696            2,562
                                                                               ---------       ----------
          Total short-term debt                2.8%    2.5%    3.2%    2.8%       32,994           31,808
                                                                               ---------       ----------
    Long-term debt
      Senior indebtedness
         Notes payable within one year (e)                                        25,724           30,073
         Notes payable after one year (f)                                         74,087           82,454
         Unamortized discount                                                        (61)             (61)
                                                                               ---------       ----------
          Total long-term debt (g)             5.8%    5.8%    4.4%    4.4%       99,750          112,466
                                                                               ---------       ----------
          Total debt                           5.1%    5.0%    4.1%    4.0%    $ 132,744       $  144,274
                                                                               =========       ==========

(a) First quarter 2005 and fourth quarter 2004 average contractual interest rates exclude the effects of interest rate swap agreements and facility fees.

(b) First quarter 2005 and fourth quarter 2004 weighted-average interest rates include the effects of interest rate swap agreements and facility fees.

(c) Amounts represent asset-backed commercial paper issued by FCAR Owner Trust ("FCAR"), a consolidated securitization SPE, which is payable out of collections on the receivables supporting FCAR. This debt is the legal obligation of FCAR.

(d) Includes $66 million and $17 million with affiliated companies at March 31, 2005 and December 31, 2004, respectively.

(e) Includes $27 million and $77 million with affiliated companies at March 31, 2005 and December 31, 2004, respectively.

(f) Includes $32 million with affiliated companies at both March 31, 2005 and December 31, 2004.

(g) Includes debt of $3,685 million and $3,845 million at March 31, 2005 and December 31, 2004, respectively, issued by consolidated securitization SPEs which is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the securitization SPEs. Average contractual and weighted-average interest rates for total long-term debt represent the rates for both notes payable within one year and notes payable after one year.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8.  RETAINED EARNINGS AND COMPREHENSIVE INCOME

Retained Earnings

    The following table summarizes retained earnings for the periods ended March 31 (in millions):

                                                First Quarter
                                             ------------------
                                               2005      2004
                                             --------  --------
                                                 (Unaudited)
    Retained earnings, beginning balance     $  5,474  $  6,912
     Net income                                   710       688
     Dividends (a)                               (458)     (900)
                                             --------  --------
    Retained earnings, ending balance        $  5,726  $  6,700
                                             ========  ========


(a) Dividends for the period ended March 31, 2005 included the transfer of a Ford Credit affiliate to Ford, with a net book value of $8 million.

Comprehensive Income

    The following table summarizes comprehensive income for the periods ended March 31 (in millions):

                                                First Quarter
                                             ------------------
                                               2005      2004
                                             --------  --------
                                                 (Unaudited)
    Net income                               $    710  $    688
    Other comprehensive income                   (119)       20
                                             --------  --------
     Total comprehensive income              $    591  $    708
                                             ========  ========

    Comprehensive income includes foreign currency translation adjustments, unrealized gains and losses on investments in securities, unrealized gains and losses on certain derivative instruments, and unrealized gains and losses on retained interests in securitized assets (unrealized amounts are net of related tax effects).

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS

Income Statement Impact

    The ineffective portion of both fair value and cash flow hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments that reflect changes in exchange and interest rates for non-designated hedging activity are recorded in other income and are shown for the periods ended March 31 (in millions):

                                                                  First Quarter
                                                                 ----------------
                                                                   2005     2004
                                                                 -------  -------
                                                                    (Unaudited)
(Loss)/income from continuing operations before income taxes     $  (50)  $   47


Balance Sheet Impact

    The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions for assuming our position in the derivatives transaction and includes mark-to-market adjustments to reflect the effects of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes, at March 31, 2005 and December 31, 2004, the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis (in millions):

                                                        March 31, 2005            December 31, 2004
                                                    ------------------------   -----------------------
                                                      Fair         Fair           Fair        Fair
                                                     Value         Value         Value        Value
                                                     Assets    Liabilities       Assets    Liabilities
                                                    --------  --------------   ---------  ------------
                                                          (Unaudited)
           Foreign currency swaps                   $  2,492     $   623       $  4,201      $   816
           Interest rate swaps                         2,144         148          3,074          180
           Forwards and options (a)                        -         185              -          260
           Impact of netting agreements                  (93)        (93)          (345)        (345)
                                                    --------     -------       --------      -------
            Total derivative financial instruments  $  4,543     $   863       $  6,930      $   911
                                                    ========     =======       ========      =======

(a) Includes internal forward contracts between Ford Credit and an affiliated company.

    Period-to-period changes in the derivative asset and liability amounts may be impacted by net interest or foreign currency settlements, changes in foreign exchange and interest rates, and the notional amount of derivatives outstanding.


NOTE 10.  DISPOSITIONS

    During the fourth quarter of 2004, we committed to a plan to sell Triad Financial Corporation, our operation in the United States that specializes in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers' affiliated finance companies. We completed the sale of this business during April 2005 for an amount approximately equal to book value.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  SEGMENT INFORMATION

    We divide our operating segments based on geographic regions: the North America segment (includes operations in the United States and Canada) and the International segment (includes operations in all other countries). We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other related adjustments. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our segments. The segments are presented on a managed basis, which includes on-balance sheet receivables and securitized off-balance sheet receivables activity. The effect of off-balance sheet securitizations is included in unallocated/eliminations.

    Key operating data for our operating segments for the periods ended March 31 were as follows (in millions):

                                                                        Unallocated/Eliminations
                                                                   -----------------------------------      Ford
                                         North                     Unallocated   Effect of                 Credit
                                        America     International     Risk       Sales of                 Financial
                                        Segment        Segment     Management   Receivables    Total      Statements
                                      ----------    -------------  -----------  -----------  ---------    ----------
                                                                          (Unaudited)
First Quarter 2005
Revenue                               $    3,555    $    1,012     $    (50)    $    (272)   $    (322)   $    4,245
Income
  Income from continuing operations
   before income taxes                       852           259          (50)            -          (50)        1,061
  Provision for income taxes                 316            90          (19)            -          (19)          387
  Income from continuing operations          536           169          (32)            -          (32)          673
 Other disclosures
  Depreciation on vehicles subject
   to operating leases                       980            97            -             -            -         1,077
  Interest expense                         1,203           465            -          (242)        (242)        1,426
  Provision for credit losses                102            15            -             -            -           117
  Finance receivables (including net
   investment in operating leases)       123,234        41,145          185       (39,329)     (39,144)      125,235
  Total assets                           147,959        44,710          185       (31,301)     (31,116)      161,553

First Quarter 2004
Revenue                               $    3,894    $      964     $     47     $    (386)    $   (339)   $    4,519
Income
  Income from continuing operations
   before income taxes                       774           226           47             -           47         1,047
  Provision for income taxes                 287            80           16             -           16           383
  Income from continuing operations          487           146           31             -           31           664
Other disclosures
  Depreciation on vehicles subject
   to operating leases                     1,201           106            -             -            -         1,307
  Interest expense                         1,121           460            -          (252)        (252)        1,329
  Provision for credit losses                241            41            -             -            -           282
  Finance receivables (including net
   investment in operating leases)       133,310        38,964          447       (45,415)     (44,968)      127,306
  Total assets                           158,617        45,002          447       (32,561)     (32,114)      171,505

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12.  GUARANTEES

    The fair values of guarantees and indemnifications issued since
December 31, 2002 are recorded in the financial statements and are de minimis.

    At March 31, 2005, the following guarantees were issued and outstanding:

    Guarantees of certain obligations of unconsolidated and other affiliates:
In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $237 million.

    Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts that we are a party to and have accrued for expected losses that are probable and for which a loss can be estimated. During the first quarter of 2005, there were no significant changes to our indemnifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We were incorporated in Delaware in 1959. We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford"). We have operations in 36 countries and support Ford, Lincoln, Mercury, Aston Martin, Jaguar, Land Rover, Mazda and Volvo dealers and customers. Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is
(313) 322-3000.

    Our North America segment includes our operations in the United States and Canada. Our International segment includes our operations in all other countries in which we do business directly and indirectly. Our International segment includes operations in three main regions: Europe, Asia-Pacific and Latin America. These operations offer substantially similar products and services, subject to local legal restrictions and market conditions. For a more detailed discussion of our business segments and the geographic scope of our operations, refer to the "Overview" section of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 10-K Report").

    We review our business performance from several perspectives, including:

    o On-balance sheet basis - includes the receivables we own and receivables sold for legal purposes that remain on our balance sheet,
    o Securitized off-balance sheet basis - includes receivables sold in securitization transactions that are not reflected on our balance sheet,
    o Managed basis - includes on-balance sheet and securitized off-balance sheet receivables that we continue to service, and
    o Serviced basis - includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.

     We analyze our financial performance primarily on an on-balance sheet and managed basis. We retain interests in receivables sold in off-balance sheet securitizations and, with respect to subordinated retained interests, we have credit risk. As a result, we evaluate charge-offs, receivables and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions. As a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. To evaluate the performance of these activities, we monitor a number of serviced performance measures, such as repossession statistics, losses on repossessions and the number of bankruptcy filings.

     We measure the performance of our North America segment and our International segment primarily on an income before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other related adjustments. For further discussion regarding our segments, see Note 11 of our Notes to the Financial Statements.

Results of Operations

Discontinued Operations

    During the fourth quarter of 2004, we committed to a plan to sell Triad Financial Corporation, our operation in the United States that specializes in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers' affiliated finance companies. We completed the sale of this business during April 2005 for an amount approximately equal to book value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Quarter 2005 Compared with First Quarter 2004

    In the first quarter of 2005, net income was up $22 million compared with a year ago. Our income from continuing operations before income taxes was up
$14 million. The increase in earnings primarily resulted from improved credit loss performance, offset partially by the impact of lower receivable levels and higher borrowing costs.

    Results of our operations by business segment for the first quarter of 2005 and 2004 are shown below:

                                                                             First Quarter
                                                               ----------------------------------------
                                                                                               2005
                                                                                           Over/(Under)
                                                                   2005           2004          2004
                                                               ----------     -----------  ------------
         Income from continuing operations before income taxes               (in millions)
           North America segment............................   $      852     $      774    $      78
           International segment............................          259            226           33
           Unallocated/eliminations.........................          (50)            47          (97)
                                                               ----------     ----------    ---------
             Income from continuing operations before income
              taxes.........................................        1,061          1,047           14
         Provision for income taxes and minority interests..         (388)          (383)          (5)
         Income from discontinued/held-for-sale operations..           37             24           13
                                                               ----------      ---------    ---------
              Total net income..............................   $      710      $     688    $      22
                                                               ==========      =========    =========

    The increase in North America segment income primarily reflected improved credit loss performance offset partially by the impact of lower receivable levels and higher borrowing costs.

    The increase in International segment income primarily reflected improved residual performance in Germany, improved credit loss performance and favorable changes in currency exchange rates. These increases were offset partially by the non-recurrence of the 2004 gain on sale of the full-service leasing portfolio in the United Kingdom.

    The decrease in the unallocated/eliminations category income reflected the unfavorable market valuation of derivative instruments and associated exposures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Placement Volume and Financing Share

    Total worldwide financing contract placement volumes for new and used vehicles are shown below:

                                                                   First Quarter
                                                                -------------------
                                                                  2005       2004
                                                                --------  ---------
                                                                   (in thousands)
                   Worldwide
                     Retail installment.......................    578        598
                     Operating and finance leases.............    123        112
                                                                  ---        ---
                       Total financing volume.................    701        710
                                                                  ===        ===

                   North America segment
                     United States............................    410        398
                     Canada...................................     31         36
                                                                  ---        ---
                       Total North America segment............    441        434

                   International segment
                     Europe...................................    186        202
                     Other international......................     74         74
                                                                  ---        ---
                       Total International segment............    260        276
                                                                  ===        ===

                       Total financing volume.................    701        710
                                                                  ===        ===

    Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in
Europe:

                                                                    First Quarter
                                                                -------------------
                                                                   2005      2004
                                                                --------  ---------
                 United States
                   Financing share - Ford, Lincoln and Mercury
                      Retail installment and lease...........       43%      38%
                      Wholesale..............................       82       84
                 Europe
                   Financing share - Ford
                      Retail installment and lease...........       26%      26%
                      Wholesale..............................       97       96

    North America Segment. In the first quarter of 2005, our total financing contract placement volumes were 441,000 contracts, up 7,000 contracts compared with a year ago reflecting an increase in new retail and lease contracts, offset partially by lower used vehicle contracts. Our financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 43% compared with 38% a year ago, resulting from favorable Ford-sponsored marketing programs.

    In the first quarter of 2005, the average original term for new Ford, Lincoln and Mercury brand vehicles was about 57 months in the United States compared with 58 months a year ago. For 2004 and 2003, the average original terms were about 58 and 59 months, respectively.

    In the United States, the average amount financed for new Ford, Lincoln and Mercury brand vehicles under retail installment sale contracts was about $23,274 in the first quarter of 2005, compared with $25,500 a year ago. For 2004 and 2003, the amounts were about $24,000 and $25,088 respectively. The corresponding average customer payment due for all contracts, including retail installment sale contracts with non-uniform payment periods, was about $515 in the first quarter of 2005 and $535 a year ago. For 2004 and 2003, the amounts were about $505 and $510 respectively. Excluding the effects of non-uniform payment contracts, the average monthly customer payment due was about $478 in the first quarter of 2005 and $494 a year ago. For 2004 and 2003, the amounts were about $477 and $478, respectively.

    International Segment. In the first quarter of 2005, our total financing contract placement volumes were 260,000 contracts, down 16,000 contracts compared with a year ago, reflecting lower volumes in Europe, primarily due to lower Ford-sponsored marketing programs and lower used car volumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Financial Condition

Finance Receivables and Operating Leases

    Our financial condition is impacted significantly by the level of our receivables, which are shown below:

                                                                    March 31,     December 31,
                 Receivables                                          2005            2004
                                                                 -------------   -------------
                                                                          (in billions)
                 On-Balance Sheet
                 (including on-balance sheet securitizations)
                 Finance receivables
                    Retail installment..........................  $    73.1       $    81.7
                    Wholesale...................................       25.1            23.8
                    Other.......................................        5.3             5.3
                                                                  ---------       ---------
                       Total finance receivables, net...........      103.5           110.8
                 Net investment in operating leases.............       21.7            21.9
                                                                  ---------       ---------
                       Total on-balance sheet...................  $   125.2       $   132.7
                                                                  =========       =========

                 Memo: Allowance for credit losses included
                        above...................................  $     2.2       $     2.4
                 Securitized Off-Balance Sheet
                 Finance receivables
                    Retail installment..........................  $    20.1       $    16.7
                    Wholesale...................................       19.2            18.9
                    Other.......................................         --              --
                                                                  ---------       ---------
                       Total finance receivables................       39.3            35.6
                 Net investment in operating leases.............         --              --
                                                                  ---------       ---------
                       Total securitized off-balance sheet......  $    39.3       $    35.6
                                                                  =========       =========

                 Managed
                 Finance receivables
                    Retail installment..........................  $    93.2       $    98.4
                    Wholesale...................................       44.3            42.7
                    Other.......................................        5.3             5.3
                                                                  ---------       ---------
                       Total finance receivables, net...........      142.8           146.4
                 Net investment in operating leases.............       21.7            21.9
                                                                  ---------       ---------
                       Total managed............................  $   164.5       $   168.3
                                                                  =========       =========

                 Serviced.......................................  $   169.3       $   172.3

    On-Balance Sheet Receivables. On-balance sheet net finance receivables and net investment in operating leases at March 31, 2005, were $125.2 billion, down $7.5 billion from year-end 2004. At March 31, 2005 and December 31, 2004, finance receivables of $19.4 billion and $16.9 billion, respectively, have been sold for legal purposes to consolidated securitization special purpose entities ("SPEs"). In addition, interests in operating leases and the related vehicles of $2.4 billion at March 31, 2005 and $2.5 billion at December 31, 2004 have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only to pay the obligations or claims of the SPEs; they are not available to pay our other obligations or the claims of our other creditors.

    Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables increased $3.7 billion from year-end 2004.

    Managed Receivables. Total managed receivables decreased $3.8 billion from year-end 2004, primarily reflecting the portfolio effect of lower retail and operating lease contract placement volumes and the impact of a whole-loan sale transaction during the first quarter of 2005.

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

Credit Loss Metrics

Worldwide

    The following table shows actual credit losses net of recoveries ("charge-offs") worldwide for the various categories of financing during the periods indicated. Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of FCAR Owner Trust ("FCAR") in the second quarter of 2003. The loss-to-receivables ratios, which equal annualized charge-offs divided by the average amount of receivables outstanding for the period, are shown for our on-balance sheet and managed portfolios.

                                                                               First Quarter
                                                                          ----------------------
                                                                             2005         2004
                                                                          --------     ---------
                 Charge-offs                                                   (in millions)

                    On-Balance Sheet
                       Retail installment and lease...................    $    167     $    313
                       Wholesale......................................          17            3
                       Other..........................................          (3)          (1)
                                                                          --------     --------
                        Total on-balance sheet........................    $    181     $    315
                                                                          ========     ========

                    Reacquired Receivables (retail)...................           9           25

                    Securitized Off-Balance Sheet
                       Retail installment and lease...................    $     39     $     89
                       Wholesale......................................          --           --
                       Other..........................................          --           --
                                                                          --------     --------
                        Total securitized off-balance sheet...........    $     39     $     89
                                                                          ========     ========

                    Managed
                       Retail installment and lease...................    $    215     $    427
                       Wholesale......................................          17            3
                       Other..........................................          (3)          (1)
                                                                          --------     --------
                        Total managed.................................    $    229     $    429
                                                                          ========     ========

                Loss-to-Receivables Ratios
                    On-Balance Sheet
                       Retail installment and lease...................        0.67%        1.23%
                       Wholesale......................................        0.28         0.05
                        Total including other.........................        0.56%        0.97%

                    Managed
                       Retail installment and lease...................        0.73%        1.35%
                       Wholesale......................................        0.16         0.03
                        Total including other.........................        0.55%        0.98%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    On-Balance Sheet. In the first quarter of 2005, charge-offs for our on-balance sheet portfolio declined $134 million from a year ago, primarily reflecting fewer repossessions and a lower average loss per repossession in our U.S. retail installment and operating lease portfolio. These improvements resulted from a higher quality retail installment and lease portfolio and enhancements to our collection practices. Lower levels of receivables resulting from lower retail installment and operating lease contract placement volumes over the past several years also reduced charge-offs. The on-balance sheet loss-to-receivables ratio declined to 0.56% in the first quarter of 2005 from 0.97% a year ago, primarily reflecting improvements in charge-offs as described above.

    Securitized Off-Balance Sheet. In the first quarter of 2005, charge-offs for our securitized off-balance sheet portfolio declined $50 million from a year ago, primarily reflecting fewer repossessions and a lower average loss per repossession in our U.S. retail installment portfolio, and lower off-balance sheet securitization activity.

    Managed. In the first quarter of 2005, charge-offs for our managed portfolio declined $200 million from a year ago for the same reasons as described above in the on-balance sheet discussion. The loss-to-receivables ratio for our managed portfolio was 0.55%, down from 0.98% a year ago.

Ford, Lincoln and Mercury Brand Retail and Operating Lease

    The following table shows the charge-offs, loss-to-receivables, repossession, bankruptcy and delinquency statistics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio, which was approximately 60% of our worldwide-managed portfolio of retail installment receivables and net investment in operating leases at March 31, 2005. Trends and causal factors are generally consistent with the above discussion of worldwide results.

                                                                              First Quarter
                                                                        -------------------------
                                                                           2005           2004
                                                                        ----------     ----------
                 On-Balance Sheet
                    Charge-offs (in millions).........................  $     96       $    192
                     Loss-to-receivables ratios.......................      0.65%          1.29%

                 Managed
                    Charge-offs (in millions).........................  $    129       $    277
                     Loss-to-receivables ratios.......................      0.72%          1.46%

                 Other Metrics -- Serviced
                    Repossessions (in thousands)......................        30             46
                    Repossession ratios...............................      2.41%          3.24%
                    Average loss per repossession.....................  $  6,250        $ 6,750
                    New bankruptcy filings (in thousands).............        18             23
                    Over-60 day delinquency ratio*....................      0.11%          0.21%
                    - - - - -
                  * Delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts.

    Other Metrics - Serviced. Repossessions are shown in aggregate and as a percent of the average number of accounts outstanding during the relevant periods, defined as the repossession ratio. The decrease in repossessions primarily reflected a higher quality receivable portfolio and enhancements to our collection practices. Our average loss per repossession was down $500 per unit from a year ago primarily reflecting higher used vehicle prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Credit Losses

    Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables, for our on-balance sheet portfolio, are shown below:

                                                                    March 31,     December 31,
                                                                       2005           2004
                                                                   ----------     ------------

                 Allowance for Credit Losses (in billions)
                 Retail installment and lease..................    $      2.1     $      2.3
                 Wholesale.....................................           0.1            0.1
                 Other.........................................           0.0            0.0
                                                                   ----------     ----------
                   Total allowance for credit losses...........    $      2.2     $      2.4
                                                                   ==========     ==========

                 As a Percentage of End-of-Period Receivables
                 Retail installment and lease..................          2.14%          2.14%
                 Wholesale.....................................          0.43           0.55
                 Other.........................................          0.73           0.74
                   Total.......................................          1.74%          1.80%

    The decrease in the allowance for credit losses of approximately
$200 million primarily reflected the improved charge-off performance in the United States and the impact of lower receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

    We are exposed to residual risk on operating leases, Red Carpet Option contracts and similar balloon payment products where the customer has the right to return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle.

Retail Operating Lease Experience

    We use various statistics to monitor our residual risk:

        o Placement volume measures the number of leases we purchase in a given period.
        o Termination volume measures the number of vehicles for which the lease has ended in the given period.
        o Return volume reflects the number of vehicles returned to us by customers at lease end.

    The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for 93% of our total investment in operating leases at March 31, 2005:

                                                      First Quarter
                                                 -----------------------
                                                    2005         2004
                                                 ----------   ----------
                                                     (in thousands)
                          Placements...........      84           75
                          Terminations.........     106          125
                          Returns..............      69           79

    In the first quarter of 2005, North America placement volumes were up
9,000 units compared with the same period a year ago. The decline in termination volumes and return volumes primarily reflected lower placement volumes in 2002 and 2003.

    The following table shows the disposal channels we use to sell vehicles returned to us at lease termination:

                                                      First Quarter
                                                 -----------------------
                                                    2005         2004
                                                 ----------   ----------

                          Auctions.............      86%          94%
                          Other channels.......      14            6

    The increase in vehicles disposed of through other channels primarily reflected the impact of Ford, Lincoln and Mercury brand U.S. dealers participating in a remarketing program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings

    Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the Securities and Exchange Commission:

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

    In April 2005, DBRS confirmed our long-term rating, downgraded our short-term rating to R-2(high) from R-1(low), and revised our trend to Negative from Stable. Fitch and S&P revised our rating outlook to Negative from Stable, and Moody's placed our long-term rating under review for possible downgrade and affirmed our short-term rating. In May 2005, S&P lowered our long- and short-term ratings to BB+ and B-1 from BBB- and A-3, respectively, and maintained our outlook at Negative. Further rating actions could occur at any time. The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since 2002:

----------  ---------------------------------   -------------------------   ----------------------   -------------------------
                           DBRS                          Fitch                     Moody's                      S&P
----------  ----------  ----------  ---------   -------- ------ ---------   ----- ------ ---------   -------- ------ ---------
Date        Long-Term   Short-Term  Trend       Long-     Short- Outlook    Long- Short- Outlook     Long-    Short- Outlook
                                                Term      Term              Term  Term               Term     Term
----------  ----------  ----------  ---------   -------- ------ ---------   ----- ------ ---------   -------- ------ ---------
Jan. 2002   A (low)      R-1 (low)  Stable      BBB+       F2   Negative    A3    P-2    Negative    BBB+       A-2  Negative
----------  ----------  ----------  ---------   -------- ------ ---------   ----- ------ ---------   -------- ------ ---------
Oct. 2002   A (low)      R-1 (low)  Negative    BBB+       F2   Negative    A3    P-2    Negative    BBB        A-2  Negative
----------  ----------  ----------  ---------   -------- ------ ---------   ----- ------ ---------   -------- ------ ---------
Apr. 2003   BBB (high)   R-1 (low)  Stable      BBB+       F2   Negative    A3    P-2    Negative    BBB        A-2  Negative
----------  ----------  ----------  ---------   -------- ------ ---------   ----- ------ ---------   -------- ------ ---------
Nov. 2003   BBB (high)   R-1 (low)  Stable      BBB+       F2   Negative    A3    P-2    Negative    BBB-       A-3  Stable
----------  ----------  ----------  ---------   -------- ------ ---------   ----- ------ ---------   -------- ------ ---------
May 2004    BBB (high)   R-1 (low)  Stable      BBB+       F2   Stable      A3    P-2    Negative    BBB-       A-3  Stable
----------  ----------  ----------  ---------   -------- ------ ---------   ----- ------ ---------   -------- ------ ---------
Apr. 2005   BBB (high)   R-2 (high) Negative    BBB+       F2   Negative    A3*   P-2    Negative    BBB-       A-3  Negative
----------  ----------  ----------  ---------   -------- ------ ---------   ----- ------ ---------   -------- ------ ---------
May  2005   BBB (high)   R-2 (high) Negative    BBB+       F2   Negative    A3*   P-2    Negative    BB+        B-1  Negative
----------  ----------  ----------  ---------   -------- ------ ---------   ----- ------ ---------   -------- ------ ---------

* Long-term rating under credit review for possible downgrade.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

    Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

                                                                  March 31,     December 31,
                                                                    2005            2004
                                                                ----------      ------------
                                                                        (in billions)
                 Debt
                    Asset-backed commercial paper*............. $    14.2       $     12.6
                    Commercial paper -- unsecured..............       8.2              8.9
                    Floating rate demand notes.................       7.9              7.7
                    Other short-term debt......................       2.7              2.6
                                                                 --------       ----------
                      Total short-term debt....................      33.0             31.8
                    Long-term debt (including notes payable
                     within one year)..........................      99.7            112.5
                                                                 --------       ----------
                        Total debt.............................     132.7            144.3

                 Securitized Off-Balance Sheet Funding
                    Securitized off-balance sheet portfolio....      39.3             35.6
                    Retained interest..........................      (8.0)            (9.2)
                                                                ---------       ----------
                      Total securitized off-balance sheet
                       funding.................................      31.3             26.4
                                                                ---------       ----------
                      Total debt plus securitized off-balance
                       sheet funding........................... $   164.0       $    170.7
                                                                =========       ==========

                 Ratios
                   Credit lines to total unsecured commercial
                    paper......................................        93%              84%
                   Credit lines to total unsecured commercial
                    paper (including Ford bank Lines)..........      >100             >100
                   Securitized funding to managed receivables..        29               24
                   Short-term debt and notes payable within
                    one year to total debt.....................        44               43
                   Short-term debt and notes payable within
                    one year to total capitalization...........        41               40
                 - - - - -
                 *  Amounts represent asset-backed commercial paper issued by FCAR, a consolidated securitization SPE, which is payable out of collections on the receivables supporting FCAR. This debt is the legal obligation of FCAR.

    Outstanding unsecured commercial paper was $8.2 billion at March 31, 2005. As of April 30, 2005, outstanding unsecured commercial paper was $5.6 billion, reflecting decreased investor demand. At March 31, 2005, total debt plus securitized off-balance sheet funding was down $6.7 billion compared with year-end 2004, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels. The ratio of total credit lines to total unsecured commercial paper (including Ford bank lines) remains at more than 100% at the end of the first quarter of 2005.

    During the first quarter of 2005, we issued $5.2 billion of public and private long-term debt with maturities of one to 10 years, including
$4.1 billion of unsecured institutional funding, and $1.1 billion of unsecured retail bonds. In addition, we realized proceeds of $9.7 billion from public and private sales of receivables in off-balance sheet securitizations.

    As a result of our funding strategy and the reduction in our managed receivables, lower credit ratings during the past three years have not had a material impact on our ability to fund our operations. However, as a result of S&P downgrading our credit rating to BB+ (non-investment grade) in May 2005, we anticipate increased borrowing costs. We also anticipate restricted access to unsecured debt markets, which would cause our outstanding unsecured commercial paper and unsecured term debt balances to decline. In response, we plan to increase our use of securitization and other asset-related sources of liquidity. Over time, we may also need to reduce further the amount of receivables we purchase. A significant reduction in the amount of purchased receivables would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

    Maintaining liquidity through access to diverse funding sources has always been a key factor in our funding strategy. We define liquidity as our ability to meet our funding needs, which includes purchasing retail installment sale and lease contracts, funding other financing programs and repaying our debt obligations as they become due, or earlier under certain debt retirement programs. Our policy is to have sufficient cash and cash equivalents, unused bank-sponsored commercial paper issuer ("conduit") capacity, securitizable assets and back-up credit facilities to provide liquidity for all of our short-term funding obligations. In addition to unsecured debt offerings (discussed above) and sales of receivables (discussed below), we have access to the following other sources of liquidity:

    Cash and Cash Equivalents. At March 31, 2005, our cash and cash equivalents totaled $13.1 billion, compared with $12.7 billion at year end 2004, up approximately $400 million. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding obligations and give us flexibility in the use of our other funding programs. Our cash and cash equivalents include short-term U.S. Treasury bills, federal agency discount notes, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs.

    Conduit Program. We have entered into agreements with a number of conduits under which such conduits are contractually committed to purchase from us, at our option, up to $15.6 billion of receivables in the aggregate as of March 31, 2005. This is an extremely liquid funding source, as we are able to access funds in two days. These agreements have varying maturity dates between June 23, 2005 and October 27, 2005 and, in the past, have been renewed on an annual basis. As of March 31, 2005, approximately $5.9 billion of these conduit commitments were in use. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the conduit of its obligation to purchase receivables. However, they do contain provisions that could terminate the unused portion of the purchase commitments if the performance of the sold receivables deteriorates beyond specified levels. Based on our experience, we do not expect any commitments to be terminated due to these performance requirements. None of these arrangements may be terminated based on a change in our credit rating.

    Whole-Loan Sale Transactions. During 2002, we began a program to sell retail installment sale contracts in transactions where we retain no interest and thus no exposure to the sold assets. These transactions, which we refer to as "whole-loan sale transactions," provide liquidity by enabling us to reduce our managed receivables and our need for funding to support those receivables. In March 2005, we sold approximately $1.5 billion of receivables in a whole-loan sale transaction. Total outstanding receivables sold in whole-loan transactions at March 31, 2005 were $4.8 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Back-up Credit Facilities

    Our back-up credit facilities were as follows on the dates indicated:

                                                                  March 31,     December 31,
                                                                    2005            2004
                                                                 ---------      -----------
                                                                         (in billions)
         Back-up Credit Facilities
            Ford Credit........................................  $    4.5       $    4.3
            FCE Bank plc.......................................       3.1            3.2
            Ford bank lines (available at Ford's option).......       7.0            6.9
            Asset-backed commercial paper lines................      18.0           18.0
                                                                 --------       --------
                Total back-up facilities.......................      32.6           32.4
            Drawn amounts......................................      (0.8)          (0.8)
                                                                 --------       --------
                Total available back-up facilities.............  $   31.8       $   31.6
                                                                 ========       ========

    For additional funding and to maintain liquidity, we and our majority-owned subsidiaries, including FCE Bank plc ("FCE"), have contractually committed credit facilities with financial institutions that totaled approximately
$7.6 billion at March 31, 2005. This includes $4.5 billion of Ford Credit facilities ($3.9 billion global and approximately $600 million non-global) and $3.1 billion of FCE facilities ($2.9 billion global and approximately
$200 million non-global). Approximately $800 million of the total facilities were in use at March 31, 2005. These facilities have various maturity dates. Of the $7.6 billion, about 38% of these facilities are committed through June 30, 2009. Our global credit facilities may be used at our option by any of our direct or indirect, majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect, majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

    At Ford's option, approximately $7 billion of Ford's global lines of credit may be used by any of its direct or indirect, majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.6 billion of such credit lines to us and $518 million to FCE.

    Additionally, at March 31, 2005, banks provided $18.0 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $17.5 billion supported our FCAR program and $500 million supported our Motown NotesSM program. Unlike our other credit facilities described above, these facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is subject to conditions specific to each program. At March 31, 2005, $17.3 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $200 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Sales of Receivables Activity

    The following table illustrates our worldwide receivable sales activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

                                                                    First Quarter
                                                               ------------------------
                                                                  2005         2004
                                                               -----------  -----------
                                                                     (in billions)
                 Net Proceeds from Receivable Sales
                   North America segment
                    Public retail............................  $     4.5    $      --
                    Conduit..................................        2.0          0.7
                    Motown NotesSM program...................        1.4          1.0
                    FCAR.....................................         --           --
                    Public wholesale.........................         --           --
                    Canada and other.........................         --           --
                                                               ---------    ---------
                      Total North America segment............        7.9          1.7
                   International segment
                    Europe
                     Public..................................        0.2          0.4
                     Conduit.................................        0.1          0.1
                                                               ---------    ---------
                      Total Europe...........................        0.3          0.5
                    Asia-Pacific.............................         --          0.4
                    Latin America............................         --           --
                                                               ---------    ---------
                      Total International segment............        0.3          0.9
                                                               ---------    ---------
                        Net proceeds.........................        8.2          2.6
                     Whole-loan sales........................        1.5           --
                                                               ---------    ---------
                        Total net proceeds...................        9.7          2.6
                 Retained interest and other.................       (0.8)        (0.1)
                                                               ---------    ---------
                        Total receivables sold...............        8.9          2.5
                 Prior period sold receivables, net of paydown
                   activity..................................       35.2         49.3
                                                               ---------    ---------
                        Total sold receivables outstanding at
                          the end of the relevant period.....       44.1         51.8

              Memo:
                 Less: Receivables outstanding in whole-loan
                  sale transactions.........................        (4.8)        (6.4)
                                                               ---------    ---------
                        Total securitized off-balance sheet
                         receivables........................   $    39.3    $    45.4
                                                               =========    =========

    At March 31, 2005, off-balance sheet receivables outstanding totaled
$44.1 billion, down $7.7 billion compared with a year ago. In the first quarter of 2005, the amount of receivables sold in off-balance sheet transactions was $8.9 billion, up about $6.4 billion from a year ago.

    Our worldwide proceeds from the sale of retail and wholesale finance receivables through off-balance sheet securitizations and whole-loan sale transactions are shown below for the periods indicated:

                                                                   First Quarter
                                                               -----------------------
                                                                  2005        2004
                 Receivable Sales Transactions                 -----------  ----------
                                                                    (in billions)
                 Retail .....................................  $    6.8     $    1.6
                 Wholesale...................................       1.4          1.0
                                                               --------     --------
                   Net proceeds..............................       8.2          2.6
                 Whole-loan..................................       1.5           --
                                                               --------     --------
                    Total net proceeds.......................  $    9.7     $    2.6
                                                               ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Effect of Off-Balance Sheet Receivables Sales Activity on Financial
Reporting

    We report the following items in Investment and other income related to sales of receivables on our income statement:

    o   Net gain on sales of finance receivables,
    o Income on interest in sold wholesale receivables and retained securities,
    o Servicing fee income from sold receivables that we continue to service, and
    o   Income from residual interest and other income.

    The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

                                                                   First Quarter
                                                              ----------------------
                                                                 2005         2004
                                                              ---------    ---------
                                                                    (in millions)

                 Net gain on sales of receivables............ $     25     $     34
                 Income on interest in sold wholesale
                  receivables and retained securities........      116          136
                 Servicing fees..............................       99          104
                 Income on residual interest and other.......      205          218
                                                              --------     --------
                   Investment and other income related to
                    sales of receivables.....................      445          492
                 Less: Whole-loan income ....................      (16)         (24)
                                                              --------     --------
                   Income related to off-balance sheet
                    securitizations ......................... $    429     $    468
                                                              ========     ========

                 Memo:
                   Finance receivables sold.................. $  8,881     $  2,452
                   Servicing portfolio as of period-end......   44,145       51,813
                   Pre-tax gain per dollar of retail
                    receivables sold.........................      0.3%         1.4%

    In the first quarter of 2005, investment and other income related to sales of receivables declined $47 million compared with 2004. Excluding the effects of whole-loan sale transactions, which totaled $11.8 billion in the 2002 - 2005 period, off-balance sheet securitization income declined $39 million compared with the first quarter of 2004.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:

                                                                             First Quarter
                                                                        ------------------------
                                                                           2005           2004
                                                                        ---------       --------
                                                                             (in millions)
                 Financing revenue
                   Retail revenue...................................... $   400         $   587
                   Wholesale revenue...................................     301             267
                                                                        -------         -------
                     Total financing revenue...........................     701             854
                 Borrowing cost........................................    (242)           (252)
                                                                        -------         -------
                     Net financing margin..............................     459             602
                 Net credit losses.....................................     (39)            (89)
                                                                        -------         -------
                     Income before income taxes........................ $   420         $   513
                                                                        =======         =======

                 Memo:
                 Income related to off-balance sheet securitizations .. $   429         $   468
                 Recalendarization impact of off-balance sheet
                  securitizations .....................................       9             (45)

     In the first quarter of 2005, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $9 million higher than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero. While the difference in earnings impact between on- or off-balance sheet securitizations is minimal, this funding source has provided us with significant borrowing cost savings compared with unsecured debt and funding flexibility in a difficult economic environment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

    We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. For a discussion of our capital structure, see the "Capital Adequacy" section in our 2004 10-K Report. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

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

                   Managed Leverage = _____________________________________________________________________________
                                                                           SFAS No. 133
                                                   Equity  +  Minority  -   Adjustment
                                                              Interest      on Equity


    The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

                                                                   March 31,      December 31,
                                                                      2005            2004
                                                                  -----------     ------------

              Total debt......................................... $  132.7         $  144.3
              Total stockholder's equity.........................     11.6             11.5
              Financial statement leverage (to 1)................     11.4             12.6


    The following table shows the calculation of our managed leverage (in billions, except for ratios):

                                                                    March 31,      December 31,
                                                                      2005             2004
                                                                   ----------      ------------

              Total debt........................................   $   132.7       $   144.3
              Securitized off-balance sheet receivables
              outstanding*......................................        41.1            37.7
              Retained interest in securitized off-balance sheet
                receivables**...................................        (8.3)           (9.5)
              Adjustments for cash and cash equivalents.........       (13.1)          (12.7)
              Adjustments for SFAS No. 133......................        (2.2)           (3.2)
                                                                   ---------       ---------
                 Total adjusted debt............................   $   150.2       $   156.6
        `                                                          =========       =========

              Total stockholder's equity (including minority
               interest)........................................   $    11.6       $    11.5
              Adjustments for SFAS No. 133......................        (0.1)           (0.1)
                                                                   ---------       ---------
                 Total adjusted equity..........................   $    11.5       $    11.4
                                                                   =========       =========

              Managed leverage (to 1) ..........................        13.0            13.7
              - - - - -
              *   Includes securitized funding from discontinued operations
              **  Includes retained interest in securitized receivables from discontinued operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we consider securitization as an alternative source of funding and evaluate charge-offs, receivables and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents because they generally correspond to excess debt beyond the amount required to support our operations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt. Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities requires us to make fair value adjustments to our assets, debt and equity positions to reflect the impact of interest rate instruments we use in connection with our term debt issuances and securitizations. SFAS No. 133 adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of SFAS No. 133 on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For a discussion of our use of interest rate instruments and other derivatives, see Item 3. We believe the managed leverage measure provides our investors with meaningful information regarding management's decision-making processes.

    Our managed leverage strategy involves establishing a leverage level that we believe reflects the risk characteristics of our underlying assets. In establishing a target leverage level, we consider the characteristics of the receivables in our managed portfolio and the prevailing market conditions.

    At March 31, 2005, our managed leverage was 13.0 to 1, compared with 13.7 to 1 at year-end 2004. Our dividend policy is based, in part, on our strategy to maintain managed leverage at about 13 to 1. Based on profitability and managed receivable levels, we paid cash dividends of $450 million in the first quarter of 2005.

    Outlook

    We expect our earnings in 2005 to be lower than our earnings in 2004, primarily resulting from the impact of lower receivable levels and higher interest rates. At year-end 2005, we anticipate managed receivables to be about $160 billion.

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

    o   Higher prices for or reduced availability of fuel;

    o Market shift from truck sales or from sales of other more profitable vehicles in the United States;

    o Changes in Ford's requirements or obligations under long-term supply arrangements pursuant to which Ford is obligated to purchase minimum quantities or a fixed percentage of output or pay minimum amounts;

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

    o   Economic difficulties in any significant market;

    o   Currency or commodity fluctuations, including rising steel prices; and

    o   Changes in interest rates.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In our 2004 10-K Report, we discuss in greater detail our market risk, counter-party risk, and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. Under this model, we estimate that at March 31, 2005, all else constant, such an increase in interest rates would reduce our pre-tax net interest income by approximately $28 million over the next twelve months, compared with $93 million at December 31, 2004. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax net interest income could be higher or lower than the results detailed above.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Michael E. Bannister, our Chief Executive Officer, and David P. Cosper, our Vice Chairman, Chief Financial Officer and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in Internal Control Over Financial Reporting

    In January 2005, as part of an ongoing roll-out in North America and Europe, we replaced our primary receivables system in the United Kingdom. The internal controls affected by the implementation of the new system are appropriate and functioning effectively.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Borlay v. PRIMUS (formerly Claybrook v. PRIMUS and reported on page 12 of our 2004 10-K Report) was tried in federal court in Tennessee in March 2005. The judge in Borlay announced her intention to find in favor of the Plaintiffs but has not yet entered a formal ruling. The judge ordered the parties to mediate the matter. Mediation has not yet been scheduled.

ITEM 5.  OTHER INFORMATION

    You can find additional information about Ford in Ford's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which has been included as an exhibit to this Report (without Exhibits or Financial Statements).

    The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 was enacted in April 2005. The new law creates a means test to determine whether debtors should be forgiven all of their debts or repay some of their debts. There may be an increase in new bankruptcy filings as consumers who had been considering bankruptcy protection file for bankruptcy before the new law goes into effect later this year.

ITEM 6.  EXHIBITS

    Exhibits: please refer to Exhibit Index on page 36.

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


Date:    May 10, 2005

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of

Ford Motor Credit Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and its subsidiaries as of March 31, 2005, and the related consolidated statements of income for each of the three-month periods ended March 31, 2005 and 2004 and the consolidated statement of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March 9, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
May 10, 2005

                           FORD MOTOR CREDIT COMPANY

                                  EXHIBIT INDEX


Designation                 Description                   Method of Filing
-------------  ------------------------------------   -----------------------
Exhibit 12       Ford Motor Credit Company            Filed with this Report
                 and Subsidiaries
                 Calculation of Ratio of
                 Earnings to Fixed Charges

Exhibit 15       Letter of                            Filed with this Report
                 PricewaterhouseCoopers LLP, dated
                 May 10, 2005, relating to Financial
                 Information

Exhibit 31.1     Rule 15d-14(a) Certification of CEO  Filed with this Report

Exhibit 31.2     Rule 15d-14(a) Certification of CFO  Filed with this Report

Exhibit 32.1     Section 1350 Certification of CEO    Furnished with this Report

Exhibit 32.2     Section 1350 Certification of CFO    Furnished with this Report

Exhibit 99       Items 2 and 4 of Part I and Items    Filed with this Report
                 1 and 2 of Part II of Ford Motor
                 Company's Quarterly Report on Form
                 10-Q for the quarterly period ended
                 March 31, 2005