Form 10-Q
period 2005-06-30
FORD MOTOR CREDIT CO
filed 2005-08-04
CIK 38009

Ford Motor Credit Company




                                QUARTERLY REPORT
                                  ON FORM 10-Q

                              for the quarter ended
                                  June 30, 2005






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

                  For the quarterly period ended June 30, 2005
                                       OR
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Registrant's telephone number, including area code: (313) 322-3000


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


    As of August 1, 2005, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.



                            REDUCED DISCLOSURE FORMAT
    The registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                        EXHIBIT INDEX APPEARS AT PAGE 35

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  For the Periods Ended June 30, 2005 and 2004
                                  (in millions)

                                                                        Second Quarter              First Half
                                                                  -------------------------  -------------------------
                                                                     2005          2004          2005        2004
                                                                  ------------ ------------  ------------ ------------
                                                                         (Unaudited)                (Unaudited)
 Financing revenue
   Operating leases                                               $     1,339  $     1,477   $     2,697  $     3,051
   Retail                                                               1,012        1,081         2,082        2,152
   Interest supplements and other support costs earned
     from affiliated companies                                            795          881         1,638        1,737
   Wholesale                                                              276          193           527          382
   Other                                                                   55           60           111          109
                                                                  ------------ ------------  ------------ ------------
      Total financing revenue                                           3,477        3,692         7,055        7,431
 Depreciation on vehicles subject to operating leases                  (1,095)      (1,242)       (2,172)      (2,549)
 Interest expense                                                      (1,386)      (1,295)       (2,812)      (2,624)
                                                                  ------------ ------------  ------------ ------------
    Net financing margin                                                  996        1,155         2,071        2,258
 Other revenue
   Investment and other income related to sales
    of receivables (Note 5)                                               443          542           888        1,034
   Insurance premiums earned, net                                          52           61           104          121
   Other income                                                           143          291           313          519
                                                                  ------------ ------------  ------------ ------------
      Total financing margin and other revenue                          1,634        2,049         3,376        3,932
 Expenses
   Operating expenses                                                     522          516         1,050        1,033
   Provision for credit losses (Note 4)                                  (111)          68             6          350
   Insurance expenses                                                      61           74            97          111
                                                                  ------------ ------------  ------------ ------------
      Total expenses                                                      472          658         1,153        1,494
                                                                  ------------ ------------  ------------ ------------
 Income from continuing operations before income taxes                  1,162        1,391         2,223        2,438
 Provision for income taxes                                               426          508           813          891
                                                                  ------------ ------------  ------------ ------------
   Income from continuing operations before minority interests            736          883         1,410        1,547
 Minority interests in net income of subsidiaries                           -            1             1            1
                                                                  ------------ ------------  ------------ ------------
   Income from continuing operations                                      736          882         1,409        1,546
                                                                  ------------ ------------  ------------ ------------
 Income from discontinued operations (Note 10)                              -           15            37           39
 Gain on disposal of discontinued operations (Note 10)                      4            -             4            -
                                                                  ------------ ------------  ------------ ------------
   Net income                                                     $       740  $       897   $     1,450  $     1,585
                                                                  ============ ============  ============ ============

                         The accompanying notes are an integral part of the financial statements.

                                       -2-

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                            June 30,        December 31,
                                                                             2005              2004
                                                                        ---------------    --------------
                                                                          (Unaudited)
           ASSETS
             Cash and cash equivalents (Note 1)                         $      18,518      $     12,668
             Investments in securities                                            706               653
             Finance receivables, net (Note 2)                                 98,599           110,851
             Net investment in operating leases (Note 3)                       21,932            21,866
             Retained interest in securitized assets (Note 5)                   5,287             9,166
             Notes and accounts receivable from affiliated companies            1,478             1,780
             Derivative financial instruments (Note 9)                          4,060             6,930
             Assets of discontinued operations (Note 10)                            -             2,186
             Other assets                                                       6,087             6,521
                                                                        ---------------    --------------
               Total assets                                             $     156,667      $    172,621
                                                                        ===============    ==============

           LIABILITIES AND STOCKHOLDER'S EQUITY
           Liabilities
             Accounts payable
               Customer deposits, dealer reserves and other             $       1,604      $      1,645
               Affiliated companies                                             1,070               819
                                                                        ---------------    --------------
                 Total accounts payable                                         2,674             2,464
             Debt (Note 7)                                                    128,935           144,274
             Deferred income taxes, net                                         8,315             7,593
             Derivative financial instruments (Note 9)                            711               911
             Liabilities of discontinued operations (Note 10)                       -                93
             Other liabilities and deferred income                              4,908             5,802
                                                                        ---------------    --------------
               Total liabilities                                              145,543           161,137

           Minority interests in net assets of subsidiaries                        14                13

           Stockholder's equity
             Capital stock, par value $100 a share, 250,000 shares
               authorized, issued and outstanding                                  25                25
             Paid-in surplus (contributions by stockholder)                     5,117             5,117
             Accumulated other comprehensive income (Note 8)                      502               855
             Retained earnings (Note 8)                                         5,466             5,474
                                                                        ---------------    --------------
               Total stockholder's equity                                      11,110            11,471
                                                                        ---------------    --------------
               Total liabilities and stockholder's equity               $     156,667      $    172,621
                                                                        ===============    ==============


                         The accompanying notes are an integral part of the financial statements.


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CASH FLOWS FROM CONTINUING OPERATIONS
                  For the Periods Ended June 30, 2005 and 2004
                                  (in millions)

                                                                                        First Half
                                                                                -------------------------
                                                                                    2005        2004
                                                                                ------------ ------------
                                                                                      (Unaudited)
          Cash flows from operating activities
              Income from continuing operations                                 $     1,409  $    1,546
              Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
              Provision for credit losses                                                 6         350
              Depreciation and amortization                                           2,461       2,785
              Net gain on sales of finance receivables                                  (27)       (103)
              Increase in deferred income taxes                                         647         669
              Decrease in other assets                                                1,680       3,829
              Decrease in other liabilities                                          (1,895)       (847)
              All other operating activities                                            (29)        (93)
                                                                                ------------ ------------
                Net cash provided by operating activities                             4,252       8,136
                                                                                ------------ ------------
          Cash flows from investing activities
             Purchase of finance receivables (other than wholesale)                 (22,353)    (23,553)
             Collection of finance receivables (other than wholesale)                20,083      19,327
             Purchase of operating lease vehicles                                    (6,912)     (5,878)
             Liquidation of operating lease vehicles                                  4,370       4,448
             Increase in wholesale receivables                                          330         265
             Net change in retained interest                                            504      (3,865)
             Decrease/(increase) notes receivable with affiliates                       327         (53)
             Proceeds from sale of receivables                                       16,158       4,680
             Purchase of investment securities                                         (302)       (425)
             Proceeds from sale/maturity of investment securities                       251         386
             Proceeds from sale of businesses                                         2,040           -
             All other investing activities                                               4        (144)
                                                                                ------------ ------------
               Net cash provided by/(used in) investing activities                   14,500      (4,812)
                                                                                ------------ ------------
          Cash flows from financing activities
             Proceeds from issuance of long-term debt                                12,797       5,595
             Principal payments on long-term debt                                   (19,158)    (16,320)
             Change in short-term debt, net                                          (4,642)      2,553
             Cash dividends paid                                                     (1,450)     (1,900)
             All other financing activities                                             (27)        (27)
                                                                                ------------ ------------
              Net cash used in financing activities                                 (12,480)    (10,099)
          Effect of exchange rate changes on cash and cash equivalents                 (422)        (83)
                                                                                ------------ ------------
             Net change in cash and cash equivalents                                  5,850      (6,858)
          Cash and cash equivalents, beginning of period                             12,668      15,698
                                                                                ------------ ------------
          Cash and cash equivalents, end of period                              $    18,518  $    8,840
                                                                                ============ ============
          Supplementary cash flow information
             Interest paid                                                      $     3,049  $    3,251
             Taxes paid                                                                 209          67


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

Cash

    At June 30, 2005 and December 31, 2004, approximately $1.8 billion and $1.4 billion, respectively, of our cash balance is legally isolated, of which $1.6 billion and $1.3 billion, respectively, supports our consolidated securitization special purpose entities ("SPEs").

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES

    Net finance receivables at June 30, 2005 and December 31, 2004 were as follows (in millions):

                                                                             June 30,       December 31,
                                                                               2005             2004
                                                                          --------------   --------------
                                                                           (Unaudited)

             Retail                                                       $      71,364    $      83,719
             Wholesale                                                           23,618           23,930
             Other                                                                5,265            5,331
                                                                          --------------   --------------
               Total finance receivables, net of unearned income (a)(b)         100,247          112,980
             Less: Allowance for credit losses                                   (1,648)          (2,129)
                                                                          --------------   --------------
               Finance receivables, net                                   $      98,599    $     110,851
                                                                          ==============   ==============

(a) Includes $1.8 billion at June 30, 2005 and December 31, 2004 of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.
(b) At June 30, 2005 and December 31, 2004, includes $25.2 billion and
    $16.9 billion, respectively, of receivables that have been sold for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.


NOTE 3.  NET INVESTMENT IN OPERATING LEASES

    Net investment in operating leases at June 30, 2005 and December 31, 2004 were as follows (in millions):

                                                                             June 30,       December 31,
                                                                               2005             2004
                                                                          --------------   --------------
                                                                           (Unaudited)
             Vehicles, at cost, including initial direct costs            $      28,910    $      29,756
             Less: Accumulated depreciation                                      (6,734)          (7,585)
             Less: Allowance for credit losses                                     (244)            (305)
                                                                          --------------   --------------
              Net investment in operating leases (a)                      $      21,932    $      21,866
                                                                          ==============   ==============

(a) At June 30, 2005 and December 31, 2004, includes interests in operating leases and the related vehicles of $3.6 billion and $2.5 billion, respectively, that have been transferred for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4.  ALLOWANCE FOR CREDIT LOSSES

    Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended June 30 (in millions):

                                                                   Second Quarter            First Half
                                                                 -------------------    ---------------------
                                                                   2005       2004        2005         2004
                                                                 --------   --------    --------     --------
                                                                    (Unaudited)               (Unaudited)
       Balance, beginning of period                              $  2,223   $  2,848    $  2,434     $  2,908
        Provision for credit losses                                  (111)        68           6          350
        Deductions
         Charge-offs                                                  283        426         594          856
         Recoveries                                                  (146)      (135)       (276)        (250)
                                                                 --------   --------    --------     --------
          Net charge-offs                                             137        291         318          606
        Other changes, principally amounts related to finance
         receivables sold and translation adjustments                  83         32         230           59
                                                                 --------   --------    --------     --------
          Net deductions                                              220        323         548          665
                                                                 --------   --------    --------     --------
       Balance, end of period                                    $  1,892   $  2,593    $  1,892     $  2,593
                                                                 ========   ========    ========     ========


NOTE 5.  SALES OF RECEIVABLES

Retained Interest

    Components of retained interest in off-balance sheet securitized assets at June 30, 2005 and December 31, 2004 included the following (in millions):

                                                                             June 30,       December 31,
                                                                               2005             2004
                                                                          --------------   --------------
                                                                           (Unaudited)
             Interest in sold wholesale receivables                       $       2,939    $       6,904
             Residual interest in securitization transactions                     1,057              756
             Subordinated securities                                                729              875
             Restricted cash held for benefit of securitization SPEs                562              503
             Senior securities                                                        -              128
                                                                          --------------   --------------
               Retained interest in securitized assets                    $       5,287    $       9,166
                                                                          ==============   ==============


    A portion of the retained interest in sold wholesale receivables
($900 million and $5.5 billion at June 30, 2005 and December 31, 2004, respectively) represents our undivided interest in wholesale receivables that are available to support the issuance of additional securities by a securitization SPE; the balance represents credit enhancements. Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions.

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  SALES OF RECEIVABLES (Continued)

Investment and Other Income

    The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the years ended June 30 (in millions):

                                                                          Second Quarter            First Half
                                                                       -------------------    ---------------------
                                                                         2005       2004        2005         2004
                                                                       --------   --------    --------     --------
                                                                          (Unaudited)               (Unaudited)
       Net gain on sales of receivables                                $      2   $     69    $     27     $    103
       Income on interest in sold wholesale receivables
        and retained securities                                             109        164         225          300
       Servicing fees                                                       106         94         205          198
       Income on residual interest and other                                226        215         431          433
                                                                       --------   --------    --------     --------
         Investment and other income related to sales of receivables   $    443   $    542    $    888     $  1,034
                                                                       ========   ========    ========     ========

On-Balance Sheet Securitization SPEs

    At June 30, 2005 and December 31, 2004, finance receivables of $25.2 billion and $16.9 billion, respectively, have been sold for legal purposes to consolidated securitization SPEs. In addition, interests in operating leases and the related vehicles of $3.6 billion at June 30, 2005 and $2.5 billion at December 31, 2004 have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors. The associated debt issued by the SPEs was $23.2 billion and $16.5 billion at June 30, 2005 and December 31, 2004, respectively, and includes both asset-backed commercial paper and notes payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt is the legal obligation of the SPEs, but for financial statement reporting purposes is reported as debt on our balance sheet.


NOTE 6.  VARIABLE INTEREST ENTITIES

    We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on equity ownership percentages. Our maximum exposure (approximately $182 million at June 30, 2005) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

    We also sell, under contractually-committed agreements, finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. In addition, certain of these SPEs hold notes issued by us that are backed by interests in operating leases and the related vehicles, which reduce the commitment of these SPEs to purchase finance receivables. At June 30, 2005 and December 31, 2004, approximately $6.2 billion and $5.0 billion, respectively, of finance receivables and notes have been sold to these SPEs.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7.  DEBT

    At June 30, 2005 and December 31, 2004, debt was as follows (in millions):

                                                  Interest Rates
                                        -----------------------------------
                                             Average         Weighted-
                                         Contractual (a)    Average (b)
                                        ----------------- -----------------   June 30,       December 31,
                                          2005     2004    2005     2004        2005             2004
                                        -------- -------- -------- -------- -----------     --------------
                                                                            (Unaudited)
Short-term debt
   Asset-backed commercial paper (c)        2.9%     2.1%                   $    14,940     $      12,612
   Commercial paper - unsecured             2.7%     2.4%                         2,474             8,916
   Ford Interest Advantage (d)              3.6%     2.5%                         7,086             7,718
   Other short-term debt (e)                5.9%     4.8%                         2,624             2,562
       Total short-term debt                                                ------------    --------------
                                            3.3%     2.5%   3.6%    2.8%         27,124            31,808
                                                                            ------------    --------------

Long-term debt
   Senior indebtedness
     Notes payable within one year (f)                                           27,136            29,449
     Notes payable after one year (g)                                            66,500            79,233
     Unamortized discount                                                           (68)              (61)

   Asset-backed debt (h)
    Notes payable within one year                                                 2,265               624
    Notes payable after one year                                                  5,978             3,221
                                                                            ------------    --------------
       Total long-term debt (i)            5.8%     5.8%    4.6%    4.4%        101,811           112,466
                                                                            ------------    --------------
       Total debt                          5.2%     5.0%    4.4%    4.0%    $   128,935     $     144,274
                                                                            ============    ==============

(a) Second quarter 2005 and fourth quarter 2004 average contractual interest rates exclude the effects of interest rate swap agreements and facility fees.
(b) Second quarter 2005 and fourth quarter 2004 weighted-average interest rates include the effects of interest rate swap agreements and facility fees.
(c) Amounts represent asset-backed commercial paper issued by FCAR Owner Trust ("FCAR"), a consolidated securitization SPE, which is payable out of collections on the receivables supporting FCAR. This debt is the legal obligation of FCAR.
(d) The Ford Interest Advantage program consists of our floating rate demand notes.
(e) Includes $66 million and $17 million with affiliated companies at June 30, 2005 and December 31, 2004, respectively.
(f) Includes $26 million and $77 million with affiliated companies at June 30, 2005 and December 31, 2004, respectively.
(g) Includes $99 million and $32 million with affiliated companies at June 30, 2005 and December 31, 2004, respectively.
(h) Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the securitization SPEs.
(i) Average contractual and weighted-average interest rates for total long-term debt represent the rates for both notes payable within one year and notes payable after one year.

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8.  RETAINED EARNINGS AND COMPREHENSIVE INCOME

    The following table summarizes earnings retained for use in the business for the periods ended June 30 (in millions):

                                                        Second Quarter                 First Half
                                                   -----------------------     -------------------------
                                                      2005         2004            2005         2004
                                                   -----------  ----------     -----------   -----------
                                                         (Unaudited)                  (Unaudited)
          Retained earnings, beginning balance     $    5,726   $   6,700       $    5,474   $    6,912
           Net income                                     740         897            1,450        1,585
           Dividends (a)                               (1,000)     (1,000)          (1,458)      (1,900)
                                                   -----------  ----------      -----------  -----------
          Retained earnings, ending balance        $    5,466   $   6,597       $    5,466   $    6,597
                                                   ===========  ==========      ===========  ===========

     (a)  Dividends for the first half of 2005 included the transfer of a Ford Credit affiliate to Ford, with a net book value of $8 million; the transfer was completed in the first quarter of 2005.

          The following table summarizes comprehensive income for the periods ended June 30 (in millions):

                                                        Second Quarter                 First Half
                                                   ------------------------     ------------------------
                                                       2005        2004             2005         2004
                                                   -----------  -----------     ----------    ----------
                                                         (Unaudited)                   (Unaudited)
          Net income                               $      740   $     897       $    1,450    $   1,585
          Other comprehensive income                     (234)        (33)            (353)         (13)
                                                   -----------  -----------     -----------   ----------
            Total comprehensive income             $      506   $     864       $    1,097    $   1,572
                                                   ===========  ===========     ===========   ==========

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS

Income Statement Impact

    The ineffective portion of both fair value and cash flow hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments that reflect changes in exchange and interest rates for non-designated hedging activity are recorded in other income and are shown for the periods ended June 30 (in millions):

                                                        Second Quarter        First Half
                                                      ------------------   -----------------
                                                        2005     2004        2005     2004
                                                      -------- ---------   -------- --------
                                                         (Unaudited)          (Unaudited)
                 (Loss)/income from continuing
                   operations before income taxes     $  (50)  $  88       $  (100)  $  135


Balance Sheet Impact

    The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions for assuming our position in the derivatives transaction and includes mark-to-market adjustments to reflect the effects of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes, at June 30, 2005 and December 31, 2004, the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis (in millions):

                                                        June 30, 2005                 December 31, 2004
                                                 ----------------------------     ---------------------------
                                                     Fair           Fair              Fair          Fair
                                                     Value          Value             Value         Value
                                                     Assets      Liabilities          Assets     Liabilities
                                                 -------------- -------------     ------------- -------------
                                                         (Unaudited)
      Foreign currency swaps                     $     1,844    $      614        $     4,201   $      816
      Interest rate swaps                              2,422           115              3,074          180
      Forwards and options (a)                             -           188                  -          260
      Impact of netting agreements                      (206)         (206)              (345)        (345)
                                                 -------------- -------------     ------------- -------------
       Total derivative financial instruments    $     4,060    $      711        $     6,930   $      911
                                                 ============== =============     ============= =============

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

                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  DISPOSITIONS AND OTHER ACTIONS

Dispositions

    During the fourth quarter of 2004, we committed to a plan to sell Triad Financial Corporation, our operation in the United States that specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers' affiliated finance companies. In April 2005, we completed the sale of this business and recognized a $4 million after-tax gain on disposal of discontinued operations.

    Income from discontinued operations was $37 million and $39 million for the first half of 2005 and 2004, respectively, and $15 million for the second quarter of 2004. At December 31, 2004, assets of discontinued operations totaled $2.2 billion.

Sales Branch Integration

    In 2004, we announced a plan to create an integrated sales platform in the United States and Canada over the next two years that would support sales activities for Ford Credit and our other business operating units. The plan included the consolidation of regional sales offices and an integration of branch locations. We recognized pre-tax charges of $27 million as of June 30, 2005, including $16 million in the first half of 2005, related to the plan. The costs associated with the sales branch integration were charged to operating expenses.

    The table below summarizes the pre-tax charges incurred, the related liability at June 30, 2005, and the estimated total costs for the sales branch integration (in millions):

                                                         First Half
                                                            2005
                                                       -------------
                                                        (Unaudited)
                 Liability at December 31, 2004           $   10
                   Accrued in 2005                            16
                   Paid in 2005                               (9)
                                                          ------
                 Liability at June 30, 2005               $   17
                                                          ======

                 Estimated total costs                    $   63

Employee Separation Action

    We participated in a separation program for North American salaried employees announced by Ford in April 2005. We recognized a pre-tax charge of $15 million during the second quarter of 2005 as a result of this action.

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

    Key operating data for our operating segments for the periods ended June 30 were as follows (in millions):

                                                                       Unallocated/Eliminations
                                                                 -------------------------------------    Ford
                                         North                   Unallocated  Effect of                  Credit
                                        America   International      Risk      Sales of                 Financial
                                        Segment      Segment      Management Receivables     Total      Statements
                                      ---------- --------------- ----------- ------------ ------------ ------------
                                                                      (Unaudited)
Second Quarter 2005
Revenue                               $   3,500  $       981     $     (50)  $     (316)  $     (366)  $     4,115
Income
  Income from continuing operations
   before income taxes                      972          240           (50)           -          (50)        1,162
  Provision for income taxes                360           84           (18)           -          (18)          426
  Income from continuing operations         612          156           (32)           -          (32)          736
Other disclosures
  Depreciation on vehicles subject
   to operating leases                      982          113             -            -            -         1,095
  Interest expense                        1,235          445             -         (294)        (294)        1,386
  Provision for credit losses              (140)          29             -            -            -          (111)

Second Quarter 2004
Revenue                               $   3,822  $       997     $      88   $     (321)  $     (233)  $     4,586
Income
  Income from continuing operations
   before income taxes                    1,083          220            88            -           88         1,391
  Provision for income taxes                401           77            30            -           30           508
  Income from continuing operations         682          143            57            -           57           882
Other disclosures
  Depreciation on vehicles subject
   to operating leases                    1,094          148             -            -            -         1,242
  Interest expense                        1,083          438             -         (226)        (226)        1,295
  Provision for credit losses                47           21             -            -            -            68


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  SEGMENT INFORMATION (Continued)

                                                                     Unallocated/Eliminations
                                                                ----------------------------------       Ford
                                         North                  Unallocated  Effect of                  Credit
                                        America   International    Risk      Sales of                  Financial
                                        Segment     Segment     Management  Receivables    Total      Statements
                                      ---------- -------------- ---------- ------------- ---------  --------------
                                                                       (Unaudited)
First Half 2005
Revenue                               $   7,055   $    1,993     $    (100)  $     (588)  $    (688)   $     8,360
Income
  Income from continuing operations
   before income taxes                    1,824          499          (100)           -        (100)         2,223
  Provision for income taxes                676          174           (37)           -         (37)           813
  Income from continuing operations       1,148          325           (64)           -         (64)         1,409
Other disclosures
  Depreciation on vehicles subject
   to operating leases                    1,962          210             -            -           -          2,172
  Interest expense                        2,438          910             -         (536)       (536)         2,812
  Provision for credit losses               (38)          44             -            -           -              6
  Finance receivables (including net
     investment in operating leases)    121,018       38,583           136      (39,206)    (39,070)       120,531
  Total assets                          148,785       41,665           136      (33,919)    (33,783)       156,667

First Half 2004
Revenue                               $   7,716   $    1,961     $     135   $     (707)  $    (572)   $     9,105
Income
  Income from continuing operations
   before income taxes                    1,857          446           135            -         135          2,438
  Provision for income taxes                688          156            47            -          47            891
  Income from continuing operations       1,169          290            87            -          87          1,546
Other disclosures
  Depreciation on vehicles subject
   to operating leases                    2,295          254             -            -           -          2,549
  Interest expense                        2,204          898             -         (478)       (478)         2,624
  Provision for credit losses               288           62             -            -           -            350
  Finance receivables (including net
     investment in operating leases)    130,773       37,992           371      (43,093)    (42,722)       126,043
  Total assets                          148,612       45,422           371      (27,159)    (26,788)       167,246


                   FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

                  NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12.  GUARANTEES AND INDEMNIFICATIONS

     The fair values of guarantees and indemnifications issued since
December 31, 2002 are recorded in the financial statements and are de minimis.

      At June 30, 2005, the following guarantees and indemnifications were issued and outstanding:

     Guarantees of certain obligations of unconsolidated and other affiliates:
In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $257 million.

     Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts that we are party to and have accrued for expected losses that are probable and for which a loss can be estimated. During the second quarter of 2005, there were no significant changes to our indemnifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford"). For a discussion of our business segments and the geographic scope of our operations, refer to the "Overview" section of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 10-K Report"). We analyze our business performance primarily on an on-balance sheet and managed basis. For a discussion of our business performance perspectives, refer to the "Overview" section of Item 7 of our 2004 10-K Report. Certain amounts from prior periods were reclassified to conform to current period presentation.

Results of Operations

Second Quarter 2005 Compared with Second Quarter 2004

    In the second quarter of 2005, net income was down $157 million compared with a year ago. Our income from continuing operations before income taxes was down $229 million. The decrease in earnings primarily resulted from higher borrowing costs, the unfavorable market valuation of derivative instruments and associated exposures, and the impact of lower receivable levels, offset partially by improved credit loss performance. Results of our operations by business segment for the second quarter of 2005 and 2004 are shown below:

                                                                                Second Quarter
                                                                    -------------------------------------
                                                                                                 2005
                                                                                             Over/(Under)
                                                                        2005         2004        2004
                                                                    -----------   ----------  -----------
      Income from continuing operations before income taxes                     (in millions)
        North America segment....................................   $     972     $  1,083    $    (111)
        International segment....................................         240          220           20
        Unallocated risk management..............................         (50)          88         (138)
                                                                    ---------     --------    ---------
          Income from continuing operations before income taxes..       1,162        1,391         (229)
      Provision for income taxes and minority interests..........        (426)        (509)          83
      Income/gain from discontinued operations...................           4           15          (11)
                                                                    ---------     --------    ---------
          Total net income.......................................   $     740     $    897    $    (157)
                                                                    =========     ========    =========

    The decrease in North America segment earnings primarily reflected the reasons described above.

    The increase in International segment income primarily reflected improved credit loss performance and favorable changes in currency exchange rates.

    The decrease in unallocated risk management income reflected non-cash charges related to the unfavorable market valuation of derivative instruments and associated exposures.

First Half 2005 Compared with First Half 2004

    In the first half of 2005, net income was down $135 million compared with a year ago. Our income from continuing operations before income taxes was down $215 million. The decrease in earnings primarily resulted from the same causal factors described above for the second quarter. Results of our operations by business segment for the first half of 2005 and 2004 are shown below:

                                                                                  First Half
                                                                    -------------------------------------
                                                                                                 2005
                                                                                             Over/(Under)
                                                                        2005         2004        2004
                                                                    -----------   ----------  -----------
      Income from continuing operations before income taxes                     (in millions)
        North America segment....................................   $   1,824     $  1,857    $     (33)
        International segment....................................         499          446           53
        Unallocated risk management..............................        (100)         135         (235)
                                                                    ---------     --------    ---------
          Income from continuing operations before income taxes..       2,223        2,438         (215)
      Provision for income taxes and minority interests..........        (814)        (892)          78
      Income/gain from discontinued operations...................          41           39            2
                                                                    ---------     --------    ---------
           Total net income......................................   $   1,450     $  1,585    $    (135)
                                                                    =========     ========    =========



    The segment earnings primarily resulted from the same causal factors described above for the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

    Total worldwide contract placement volumes for new and used vehicles are shown below:

                                                Second Quarter      First Half
                                              -----------------   --------------
                                                2005     2004      2005   2004
                                              -------  --------   ------ -------
                                                         (in thousands)
         Worldwide
          Retail installment................    597       623      1,174  1,221
          Operating and finance leases......    149       139        272    251
                                                ---       ---      -----  -----
            Total financing volume..........    746       762      1,446  1,472
                                                ===       ===      =====  =====

         North America segment
          United States.....................    424       440        834    838
          Canada............................     51        52         82     88
                                                ---       ---      -----  -----
            Total North America segment.....    475       492        916    926

         International segment
          Europe............................    206       208        392    410
          Other international...............     65        62        138    136
                                                ---       ---      -----  -----
            Total International segment.....    271       270        530    546
                                                ---       ---      -----  -----
            Total contract placement volume.    746       762      1,446  1,472
                                                ===       ===      =====  =====

    Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in
Europe:

                                                Second Quarter      First Half
                                              -----------------   --------------
                                                2005     2004      2005   2004
                                              -------  --------   ------ -------
       United States
        Financing share - Ford, Lincoln and
         Mercury
          Retail installment and
           lease...............................  40%    39%        41%     38%
          Wholesale............................  81     84         81      84
       Europe
        Financing share - Ford
          Retail installment and lease.........  29%    29%        28%     28%
          Wholesale............................  97     97         97      97


    North America Segment. In the second quarter of 2005, our total contract placement volumes were 475,000 contracts, down 17,000 contracts from a year ago, reflecting a decrease in used retail contracts. Our financing share of new Ford, Lincoln and Mercury brand cars and light trucks sold by dealers in the United States was 40%, compared with 39% a year ago.

    In the first half of 2005, our contract placement volumes were 916,000, down 10,000 from a year ago. Our financing share in the first half of 2005 was 41% compared with 38% a year ago, reflecting the impact of Ford-sponsored marketing programs.

    International Segment. In the second quarter of 2005, our total contract placement volumes were 271,000 contracts, up 1,000 contracts from a year ago.

    In the first half of 2005, our total International contract placement volumes were 530,000, down 16,000 contracts from a year ago, reflecting lower volumes in Europe.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

    Our financial condition is impacted significantly by the level of our receivables, which are shown below:

                                                                     June 30,       December 31,
                                                                       2005             2004
                                                                  --------------  ---------------
                 Receivables                                              (in billions)

                 On-Balance Sheet
                 (including on-balance sheet securitizations)
                  Finance receivables
                   Retail installment...........................    $    69.9        $    81.7
                   Wholesale....................................         23.5             23.8
                   Other........................................          5.2              5.3
                                                                    ---------        ---------
                    Total finance receivables, net (a)..........         98.6            110.8
                  Net investment in operating leases (a)........         21.9             21.9
                                                                    ---------        ---------
                    Total on-balance sheet......................    $   120.5        $   132.7
                                                                    =========        =========

                  Memo: Allowance for credit losses included above  $     1.9        $     2.4

                 Securitized Off-Balance Sheet
                  Finance receivables
                   Retail installment...........................    $    20.4        $    16.7
                   Wholesale....................................         18.8             18.9
                   Other........................................           --               --
                                                                    ---------        ---------
                    Total finance receivables...................         39.2             35.6
                  Net investment in operating leases............           --               --
                                                                    ---------        ---------
                    Total securitized off-balance sheet.........    $    39.2        $    35.6
                                                                    =========        =========

                 Managed
                  Finance receivables
                   Retail installment...........................   $    90.3         $    98.4
                   Wholesale....................................        42.3              42.7
                   Other........................................         5.2               5.3
                                                                   ---------         ---------
                    Total finance receivables, net..............       137.8             146.4
                  Net investment in operating leases............        21.9              21.9
                                                                   ---------         ---------
                    Total managed...............................   $   159.7         $   168.3
                                                                   =========         =========

                  Serviced......................................   $   163.8         $   172.3

                  - - - - -
                 (a)  At June 30, 2005 and December 31, 2004, finance receivables of $25.2 billion and $16.9 billion, respectively, have been sold for legal purposes to consolidated securitization SPEs.  In addition, at June 30, 2005 and
                      December 31, 2004, interests in operating leases and the related vehicles of $3.6 billion and $2.5 billion, respectively, have been transferred for legal purposes to consolidated securitization SPEs.  These receivables and interests in operating leases and the related vehicles are available only to pay debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

    On-balance sheet, managed and serviced receivables decreased from year-end 2004 primarily reflecting lower retail contract placement volumes. Securitized off-balance sheet receivables increased from year-end 2004 primarily reflecting an increase in securitization transactions to meet our funding needs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

    Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer and non-consumer portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheet is our estimate of the credit losses for receivables and leases that are impaired as of the date of our balance sheet.

Credit Loss Metrics

Worldwide

    The following table shows worldwide credit losses net of recoveries ("charge-offs") for the various categories of financing during the periods indicated. Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of FCAR Owner Trust ("FCAR") in the second quarter of 2003. The loss-to-receivables ratios, which equal annualized charge-offs divided by the average amount of receivables outstanding for the period, are shown below for our on-balance sheet and managed portfolios.


                                                       Second Quarter      First Half
                                                     -----------------  -----------------
                                                       2005     2004      2005     2004
                                                     -------  --------  -------- --------
                                                                 (in millions)
Charge-offs

   On-Balance Sheet
    Retail installment and lease.................    $  140   $   285   $   307   $   598
    Wholesale....................................        (1)        6        16         9
    Other........................................        (2)       --        (5)       (1)
                                                     -------  --------  --------  -------
      Total on-balance sheet.....................    $  137   $   291   $   318   $   606
                                                     =======  ========  ========  =======

   Reacquired Receivables (retail)...............    $    5   $    13   $    14   $    38


   Securitized Off-Balance Sheet
    Retail installment and lease.................    $   27   $    64   $    66   $   153
    Wholesale....................................        --        --        --        --
    Other........................................        --        --        --        --
                                                     -------  --------  --------  -------
      Total securitized off-balance sheet........    $   27   $    64   $    66   $   153
                                                     =======  ========  ========  =======

   Managed
    Retail installment and lease..................   $  172   $   362   $   387   $   789
    Wholesale.....................................       (1)        6        16         9
    Other.........................................       (2)       --        (5)       (1)
                                                     -------  --------  --------  -------
      Total managed...............................   $  169   $   368   $   398   $   797
                                                     =======  ========  ========  =======

Loss-to-Receivables Ratios
   On-Balance Sheet
    Retail installment and lease..................     0.59%     1.14%     0.64%     1.19%
    Wholesale.....................................    (0.01)     0.11      0.13      0.08
     Total including other........................     0.44%     0.91%     0.50%     0.94%

   Managed
    Retail installment and lease..................     0.60%     1.18%     0.66%     1.26%
    Wholesale.....................................    (0.01)     0.05      0.08      0.04
      Total including other.......................     0.41%     0.85%     0.48%     0.91%

    Charge-offs and loss-to-receivable ratios for our on-balance sheet, securitized off-balance sheet and managed portfolios declined from a year ago, primarily reflecting fewer repossessions and a lower average loss per repossession. These improvements resulted from a higher quality retail installment and lease portfolio, higher used vehicle prices and enhancements to our collection practices. Lower levels of receivables also contributed to reduced charge-offs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

    The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio. This portfolio was approximately 60% of our worldwide-managed portfolio of retail installment receivables and net investment in operating leases at June 30, 2005. Trends and causal factors are generally consistent with the worldwide results described above.

                                                                   Second Quarter         First Half
                                                                --------------------  ------------------
                                                                   2005       2004      2005      2004
                                                                ---------   --------  --------  --------
           On-Balance Sheet
            Charge-offs (in millions).........................  $    84     $   160    $   180   $   352
            Loss-to-receivables ratios........................     0.63%       1.08%      0.65%     1.19%

           Managed
            Charge-offs (in millions).........................  $   107     $   207    $   236   $   484
            Loss-to-receivables ratios........................     0.62%       1.12%      0.67%     1.29%

           Other Metrics -- Serviced
            Repossessions (in thousands)......................       25          37         55        83
            Repossession ratios (a)...........................     2.05%       2.72%      2.25%     2.97%
            Average loss per repossession.....................  $ 6,000     $ 6,450    $ 6,000   $ 6,600
            New bankruptcy filings (in thousands).............       20          23         38        46
            Over-60 day delinquency ratio (b).................     0.12%       0.15%      0.12%     0.18%

           - - - - -
           (a) Repossessions as a percent of the average number of accounts outstanding during the periods.
           (b) Delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

    Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables, for our on-balance sheet portfolio, are shown below:

                                                              June 30,      March 31,     December 31,
                                                                2005          2005           2004
                                                            ------------  ------------    -------------
                                                                          (in billions)
         Allowance for Credit Losses
          Retail installment and lease.................      $    1.8       $    2.1        $    2.3
          Wholesale....................................           0.1            0.1             0.1
          Other........................................           0.0            0.0             0.0
                                                             --------       --------        --------
            Total allowance for credit losses..........      $    1.9       $    2.2        $    2.4
                                                             ========       ========        ========

         As a Percentage of End-of-Period Receivables
          Retail installment and lease.................          1.87%          2.14%           2.14%
          Wholesale....................................          0.45           0.43            0.55
          Other........................................          0.71           0.73            0.74
            Total......................................          1.55%          1.74%           1.80%

    The allowance for credit losses decreased approximately $300 million from the end of the first quarter and $500 million from year-end, primarily reflecting improved charge-off performance and the impact of lower receivable levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

    We are exposed to residual risk on operating leases, Red Carpet Option contracts and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle.

Retail Operating Lease Experience

    We use various statistics to monitor our residual risk:

        o Placement volume measures the number of leases we purchase in a given period.
        o Termination volume measures the number of vehicles for which the lease has ended in the given period.
        o Return volume reflects the number of vehicles returned to us by customers at lease end.

    The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for 93% of our total investment in operating leases at June 30, 2005:

                                                Second Quarter          First Half
                                            ----------------------  ---------------------
                                               2005        2004        2005       2004
                                            ----------  ----------  ---------  ----------
                                                            (in thousands)
                     Placements............     100         92         184         167
                     Terminations..........     129        127         235         252
                     Returns...............      76         81         145         160


    In the second quarter of 2005, North America placement volumes were up 8,000 units compared with the same period a year ago, primarily reflecting increased leasing of Mazda vehicles.

    In the first half of 2005, placement volumes were up 17,000 units compared with the same period a year ago, primarily reflecting increased leasing of Ford, Lincoln, Mercury and Mazda vehicles. Termination and return volumes decreased 17,000 units and 15,000 units, respectively, compared with last year, primarily reflecting lower placement volumes in 2002 and 2003.

    The following table shows the disposal channels we use to sell vehicles returned to us at lease termination:

                                                Second Quarter          First Half
                                            ----------------------  ---------------------
                                               2005        2004        2005       2004
                                            ----------  ----------  ---------  ----------

                     Auctions............       82%         93%        84%         94%
                     Other Channels......       18           7         16           6

    The increase in vehicles disposed of through other channels primarily reflected the effect of increased Volvo, Jaguar and Land Rover brand U.S. dealers participating in remarketing programs.

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

    In May 2005, S&P lowered our long-term rating to BB+ from BBB-, lowered our short-term rating to B-1 from A-3 and maintained our outlook at Negative. In June 2005, Moody's placed our long- and short-term ratings under review for possible downgrade. In July 2005, Fitch lowered our long-term rating to BBB-from BBB, affirmed our short-term rating at F2 and maintained our outlook at Negative. In August 2005, DBRS lowered our long-term rating to BBB from BBB (high), lowered our short-term rating to R-2 (middle) from R-2 (high) and maintained our trend at Negative.

    The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since October 2002:

----------  ---------------------------------   ------------------------   -------------------------   -------------------------
                           DBRS                           Fitch                      Moody's                      S&P
----------  -----------  --------- ----------   ------ ------- ---------   -------  ------ ---------   ------  ------ ----------
Date         Long-        Short-      Trend     Long-   Short-  Outlook     Long-   Short-  Outlook    Long-    Short-  Outlook
             Term         Term                  Term    Term                Term    Term               Term     Term
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------
Oct. 2002    A (low)      R-1 (low)  Negative    BBB+     F2   Negative      A3       P-2   Negative   BBB      A-2    Negative
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------
Apr. 2003    BBB (high)   R-1 (low)  Stable      BBB+     F2   Negative      A3       P-2   Negative   BBB      A-2    Negative
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------
Nov. 2003    BBB (high)   R-1 (low)  Stable      BBB+     F2   Negative      A3       P-2   Negative   BBB-     A-3    Stable
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------
May 2004     BBB (high)   R-1 (low)  Stable      BBB+     F2   Stable        A3       P-2   Negative   BBB-     A-3    Stable
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------
Apr. 2005    BBB (high)   R-2 (high) Negative    BBB+     F2   Negative      A3       P-2   Negative   BBB-     A-3    Negative
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------
May 2005     BBB (high)   R-2 (high) Negative    BBB      F2   Negative      Baa2     P-2   Negative   BB+      B-1    Negative
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------
June 2005    BBB (high)   R-2 (high) Negative    BBB      F2   Negative      Baa2*    P-2*  Under      BB+      B-1    Negative
                                                                                            Review
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------
July 2005    BBB (high)   R-2 (high) Negative    BBB-     F2   Negative      Baa2*    P-2*  Under      BB+      B-1    Negative
                                                                                            Review
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------
Aug. 2005    BBB          R-2        Negative    BBB-     F2   Negative      Baa2*    P-2*  Under      BB+      B-1    Negative
                         (middle)                                                           Review
----------  -----------  ---------   --------   ------ ------- ---------   -------  ------ ---------   ------  ------  ---------

  * Ratings under review for possible downgrade.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

    Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

                                                                  June 30,      December 31,
                                                                    2005           2004
                                                                -----------    -------------
                                                                       (in billions)
                 Debt
                  Asset-backed commercial paper (a).........    $    14.9       $    12.6
                  Commercial paper -- unsecured.............          2.5             8.9
                  Ford Interest Advantage (b)...............          7.1             7.7
                  Other short-term debt.....................          2.6             2.6
                                                                 --------       ---------
                   Total short-term debt....................         27.1            31.8
                  Unsecured long-term debt (including notes
                   payable within one year).................         93.6           108.6
                  Asset-backed long-term debt (including notes
                   payable within one year) (c).............          8.2             3.9
                                                                 --------       ---------
                     Total debt.............................        128.9           144.3

                 Securitized Off-Balance Sheet Funding
                  Securitized off-balance sheet portfolio...         39.2            35.6
                  Retained interest.........................         (5.3)           (9.2)
                                                                 --------       ---------
                    Total securitized off-balance sheet funding      33.9            26.4
                                                                 --------       ---------
                      Total debt plus securitized off-balance
                        sheet funding.......................     $  162.8       $   170.7
                                                                 ========       =========

                 Ratios
                  Credit lines to total unsecured commercial
                   paper.....................................      >100%             84%
                  Credit lines to total unsecured commercial
                   paper (including Ford bank lines).........      >100            >100
                  Securitized funding to managed receivables.        36              26
                  Short-term debt and notes payable within
                   one year to total debt....................        44              43
                  Short-term debt and notes payable within
                   one year to total capitalization..........        40              40
- - - - -

    (a) Amounts represent asset-backed commercial paper issued by FCAR, a consolidated securitization SPE, which is payable out of collections on the receivables supporting FCAR. This debt is the legal obligation of FCAR.
    (b) The Ford Interest Advantage program consists of our floating rate demand notes.
    (c) Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the securitization SPEs.

    As of June 30, 2005, outstanding unsecured commercial paper was down
$6.4 billion from year-end 2004, reflecting decreased investor demand. At
June 30, 2005, total debt plus securitized off-balance sheet funding was down $7.9 billion compared with year-end 2004, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels. The ratio of total credit lines to total unsecured commercial paper (including Ford bank lines) remained at more than 100% at the end of the second quarter of 2005.

    During the second quarter of 2005, we issued $7.6 billion of public and private long-term debt with maturities of one to ten years, including
$2.5 billion of unsecured institutional funding, $131 million of unsecured retail bonds and $5.0 billion in asset-backed funding. In addition, we realized proceeds of $6.5 billion from public and private sales of receivables in off-balance sheet securitizations.

    As a result of our funding strategy and the reduction in our managed receivables, lower credit ratings during the past three years have not had a material impact on our ability to fund our operations. However, as a result of recent credit rating downgrades, our unsecured borrowing costs have increased. In addition, our access to the unsecured debt markets has become more restricted, which has caused our outstanding unsecured commercial paper and unsecured term debt balances to decline. In response, we have increased our use of securitization and other asset-related sources of liquidity. Over time, we may also need to reduce further the amount of receivables we purchase.
A significant reduction in the amount of purchased receivables would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

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

    In addition to unsecured debt offerings (discussed above) and sales of receivables (discussed below), we have access to the following other sources of liquidity:

    Cash and Cash Equivalents. At June 30, 2005, our cash and cash equivalents totaled $18.5 billion, compared with $12.7 billion at year-end 2004, up approximately $5.8 billion. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash and cash equivalents include short-term U.S. Treasury bills, federal agency discount notes, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs.

    Conduit Program. We have entered into agreements with a number of conduits under which such conduits are contractually committed to purchase from us, at our option, up to $16.1 billion of receivables in the aggregate as of June 30, 2005. This is an extremely liquid funding source, as we are able to access funds in two days. These agreements have varying maturity dates between August 23,2005 and June 22, 2006 and, in the past, have been renewed on an annual basis. Our ability to access these conduits is subject to us continuing to have a sufficient amount of securitizable assets. As of June 30, 2005, approximately $5.8 billion of these conduit commitments were in use. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the conduit of its obligation to purchase receivables. However, they do contain provisions that could terminate the unused portion of the purchase commitments if the performance of the sold receivables deteriorates beyond specified levels. Based on our experience, we do not expect any commitments to be terminated due to these performance requirements. None of these arrangements may be terminated based on a change in our credit rating.

    Whole-Loan Sale Transactions. We have a program to sell retail installment sale contracts in transactions where we retain no interest and thus no exposure to the sold assets. These transactions, which we refer to as "whole-loan sale transactions," provide liquidity by enabling us to reduce our managed receivables and our need for funding to support those receivables. We did not sell any receivables in a whole-loan sale transaction in the second quarter of 2005. Total outstanding receivables sold in whole-loan transactions at June 30, 2005 were $4.1 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Back-up Credit Facilities

    Our back-up credit facilities were as follows on the dates indicated:

                                                                  June 30,    December 31,
                                                                    2005          2004
                                                                 ---------    ------------
                                                                       (in billions)
         Back-up Credit Facilities
          Ford Credit.......................................     $  3.8         $  4.3
          FCE Bank plc......................................        2.4            3.2
          Ford bank lines (available at Ford's option)......        6.5            6.9
          Asset-backed commercial paper lines...............       18.8           18.0
                                                                 ------         ------
            Total back-up facilities........................       31.5 (a)       32.4
          Drawn amounts.....................................       (0.8)          (0.8)
                                                                 ------         ------
            Total available back-up facilities..............     $ 30.7 (a)     $ 31.6
                                                                 ======         ======
         - - - - -
         (a) As of July 1

    For additional funding and to maintain liquidity, we and our majority-owned subsidiaries, including FCE Bank plc ("FCE"), have contractually-committed credit facilities with financial institutions that totaled approximately
$6.2 billion at July 1, 2005. This includes $3.8 billion of Ford Credit facilities ($3.1 billion global and approximately $700 million non-global) and $2.4 billion of FCE facilities ($2.3 billion global and approximately
$100 million non-global). Approximately $800 million of the total facilities were in use at July 1, 2005. These facilities have various maturity dates. Of the $6.2 billion, about 31% of these facilities are committed through June 30, 2010. Our global credit facilities may be used at our option by any of our direct or indirect, majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect, majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that could limit our ability to borrow.

    At Ford's option, approximately $6.5 billion of Ford's global lines of credit may be used by any of its direct or indirect, majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.2 billion of such credit lines to us and $493 million to FCE.

    Additionally, at July 1, 2005, banks provided $18.8 billion of contractually-committed liquidity facilities supporting two asset-backed commercial paper programs; $18.3 billion supported our FCAR program and $500 million supported our Motown NotesSM program. These facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is subject to conditions specific to each program and us continuing to have a sufficient amount of securitizable assets. At July 1, 2005, about $17.2 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $1.1 billion of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Sales of Receivables Activity

    The following table illustrates our worldwide receivable sales activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

                                                   Second Quarter      First Half
                                                 -----------------  ----------------
                                                   2005      2004     2005     2004
                                                 -------  --------  -------  -------
                                                             (in billions)
Net Proceeds from Receivable Sales
  North America segment
   Public retail.............................    $  3.0   $  1.7    $  7.5   $  1.7
   Conduit...................................       0.8       --       2.8      0.7
   Motown Notes SM program...................        --       --       1.4      1.0
   Public wholesale..........................       2.3       --       2.3       --
                                                 ------   ------    ------   ------
     Total North America segment.............       6.1      1.7      14.0      3.4
  International segment
   Europe
    Public...................................       0.2      0.3       0.4      0.7
    Conduit..................................       0.2      0.1       0.3      0.2
                                                 ------   ------    ------   ------
     Total Europe............................       0.4      0.4       0.7      0.9
   Asia Pacific..............................        --       --        --      0.4
                                                 ------   ------    ------   ------
     Total International segment.............       0.4      0.4       0.7      1.3
                                                 ------   ------    ------   ------
       Net proceeds..........................       6.5      2.1      14.7      4.7
   Whole-loan sales..........................        --       --       1.5       --
                                                 ------   ------    ------   ------
       Total net proceeds....................       6.5      2.1      16.2      4.7
Retained interest and other..................      (2.0)     0.2      (2.8)    (0.6)
                                                 ------   ------    ------   ------
       Total receivables sold................       4.5      2.3      13.4      4.1
Prior period sold receivables, net of paydown
 activity....................................      38.8     46.3      29.9     44.5
                                                 ------   ------    ------   ------
       Total sold receivables outstanding at
         the end of the period...............      43.3     48.6      43.3     48.6
Less: Receivables outstanding in whole-loan sale
 transactions .................................    (4.1)    (5.5)     (4.1)    (5.5)
                                                 ------   ------    ------   ------
       Total securitized off-balance sheet
        receivables............................  $ 39.2   $ 43.1    $ 39.2   $ 43.1
                                                 ======   ======    ======   ======


    Our worldwide proceeds from the sale of retail and wholesale finance receivables through off-balance sheet securitizations and whole-loan sale transactions are shown below for the periods indicated:

                                                                   Second Quarter            First Half
                                                               ----------------------- -----------------------
                 Receivable Sales Transactions                    2005        2004        2005         2004
                                                               ----------- ----------- ----------  -----------
                                                                               (in billions)
                  Retail ..................................    $    4.2    $    2.1    $    11.0    $    3.7
                  Wholesale................................         2.3          --          3.7         1.0
                                                               --------    --------    ---------    --------
                   Net proceeds............................         6.5         2.1         14.7         4.7
                  Whole-loan...............................          --          --          1.5          --
                                                               --------    --------    ---------    --------
                   Total net proceeds......................    $    6.5    $    2.1    $    16.2    $    4.7
                                                               ========    ========    =========    ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:


                                                  Second Quarter     First Half
                                                ----------------  ----------------
                                                 2005      2004     2005    2004
                                                -------  -------  -------  ------
                                                            (in millions)

  Net gain on sales of receivables............  $    2  $    69   $    27  $   103
  Income on interest in sold wholesale
   receivables and retained securities........     109      164       225      300
  Servicing fees..............................     106       94       205      198
  Income on residual interest and other.......     226      215       431      433
                                                ------  -------   -------  -------
    Investment and other income related to
     sales of receivables.....................     443      542       888    1,034
  Less: Whole-loan income.....................     (21)     (32)      (37)     (56)
                                                ------  -------   -------  -------
    Income related to off-balance sheet
      securitizations.........................  $  422  $   510   $   851  $   978
                                                ======  =======   =======  =======
  Memo:
    Finance receivables sold (in billions)....  $  4.5  $   2.3   $  13.4  $   4.1
    Servicing portfolio as of period-end
     (in billions)............................    43.3     48.6      43.3     48.6
    Pre-tax gain per dollar of retail
     receivables sold.........................      --      3.0%      0.2%     2.5%


    In the second quarter of 2005, investment and other income related to sales of receivables declined $99 million compared with 2004. Excluding the effects of whole-loan sale transactions, which totaled $11.8 billion in the 2002 through 2005 period, off-balance sheet securitization income declined $88 million compared with the second quarter of 2004. In the first half of 2005, off-balance-sheet securitization income declined $127 million or 13% compared with the first half of 2004. These declines primarily reflected lower gains on sale due to higher interest rates and lower retained interest in securitized assets.

    The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:

                                                                    Second Quarter                 First Half
                                                               -----------------------     ------------------------
                                                                  2005          2004          2005           2004
                                                               ----------    ---------     ----------     ---------
                                                                                    (in millions)
        Financing revenue
         Retail revenue...................................     $   412       $   547        $   812        $ 1,134
         Wholesale revenue................................         326           284            627            551
                                                               -------       -------        -------        -------
          Total financing revenue.........................         738           831          1,439          1,685
        Borrowing cost....................................        (294)         (226)          (536)          (478)
                                                               -------       -------        -------        -------
            Net financing margin..........................         444           605            903          1,207
        Net credit losses.................................         (27)          (64)           (66)          (153)
                                                               -------       -------        -------        -------
            Income before income taxes....................     $   417       $   541        $   837        $ 1,054
                                                               =======       =======        =======        =======

        Memo:
        Income related to off-balance sheet securitizations    $   422       $   510        $   851        $   978
        Recalendarization impact of off-balance sheet
        securitizations ..................................           5           (31)            14            (76)

    In the second quarter and first half of 2005, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $5 million higher and $14 million higher respectively, than had these transactions been structured as on-balance sheet securitizations. These differences resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero. Although the difference in earnings impact between on- and off-balance sheet securitizations is minimal, this funding source has provided us with significant borrowing cost savings compared with unsecured debt and additional funding flexibility in a difficult funding environment.

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
                                                               Interest     on Equity



    The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

                                                                    June 30,      December 31,
                                                                      2005            2004
                                                                  ------------    ------------

              Total debt.........................................   $  128.9        $  144.3
              Total stockholder's equity.........................       11.1            11.5
              Financial statement leverage (to 1)................       11.6            12.6

    The following table shows the calculation of our managed leverage (in billions, except for ratios):

                                                                    June 30,      December 31,
                                                                      2005            2004
                                                                  -------------  -------------

              Total debt........................................    $  128.9       $  144.3
              Securitized off-balance sheet receivables
              outstanding.......................................        39.2           37.7 (a)
              Retained interest in securitized off-balance sheet
                receivables.....................................        (5.3)          (9.5)(b)
              Adjustments for cash and cash equivalents.........       (18.5)         (12.7)
              Adjustments for SFAS No. 133......................        (2.6)          (3.2)
                                                                    --------       --------
                 Total adjusted debt............................    $  141.7       $  156.6
                                                                    ========       ========

              Total stockholder's equity (including minority
              interest) ........................................    $   11.1       $   11.5
              Adjustments for SFAS No. 133......................        (0.0)          (0.1)
                Total adjusted equity...........................    --------       --------
                                                                    $   11.1       $   11.4
                                                                    ========       ========

              Managed leverage (to 1) ..........................        12.8           13.7

              - - - - -
             (a) Includes securitized funding from discontinued operations
             (b) Includes retained interest in securitized receivables from discontinued operations

    Our managed leverage strategy involves establishing a leverage level that we believe reflects the risk characteristics of our underlying assets. In establishing a target leverage level, we consider the characteristics of the receivables in our managed portfolio and the prevailing market conditions.

    At June 30, 2005, our managed leverage was 12.8 to 1, compared with 13.7 to 1 at year-end 2004. Our strategy for this year is to maintain managed leverage slightly below 13 to 1. Based on profitability and managed receivable levels, we paid cash dividends of $1.45 billion in the first half of 2005.

Outlook

    We expect our earnings in 2005 to be lower than our earnings in 2004, primarily resulting from the impact of higher interest rates and lower receivable levels, offset partially by improved credit loss performance. We anticipate managed receivables to be about $155 billion at year-end 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Cautionary Statement Regarding Forward Looking Statements

    Statements included or incorporated by reference herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

    Automotive Related:

    o greater price competition resulting from industry overcapacity, currency fluctuations or other factors;

    o a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;

    o   lower-than-anticipated market acceptance of new or existing products;

    o economic distress of suppliers that may require Ford to provide financial support or take other measures to ensure supplies of materials;

    o work stoppages at Ford or supplier facilities or other interruptions of supplies;

    o the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

    o increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;

    o unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;

    o worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);

    o currency or commodity price fluctuations, including, for example, last year's sharp rise in steel prices;

    o an increase in or acceleration of the market shift from truck sales or from sales of other more profitable vehicles in the U.S.;

    o   economic difficulties in any significant market;

    o   higher prices for or reduced availability of fuel;

    o   labor or other constraints on our ability to restructure our business;

    o a change in requirements or obligations under long-term supply arrangements pursuant to which Ford is obligated to purchase minimum quantities or a fixed percentage of output or pay minimum amounts; and

    o increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic disease or measures taken by governments in response thereto that negatively affect the travel industry.

    Ford Credit Related:

    o inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

    o   higher-than-expected credit losses;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


    o   changes in interest rates;

    o collection and servicing problems related to our finance receivables and net investment in operating leases;

    o lower-than-anticipated residual values or higher-than-expected return rates for leased vehicles;

    o   additional credit rating downgrades;

    o new or increased credit, consumer or data protection, or other regulations resulting in higher costs and/or additional financing restrictions; and

    o changes in Ford's marketing programs that de-emphasize financing incentives (e.g., employee pricing available to all purchasers), which could result in a decline in our share of financing Ford vehicles.

    We cannot assure that any expectations, forecasts or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In our 2004 10-K Report, we discuss in greater detail our market risk, counter-party risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. Under this model, we estimate that at June 30, 2005, all else constant, such an increase in interest rates would reduce our pre-tax net interest income by approximately $40 million over the next twelve months, compared with $93 million at December 31, 2004. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax net interest income could be higher or lower than the results detailed above.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Michael E. Bannister, our Chief Executive Officer, and David P. Cosper, our Vice Chairman, Chief Financial Officer and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

    In the second quarter of 2005, as part of an ongoing roll-out in North America and Europe, we replaced our primary retail receivables system in Germany.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    SEC Inquiry of Ford Money Market Account Program. (Previously reported on page 12 of our 2004 10-K Report) On June 14, 2005, the SEC approved our offer to settle certain findings the SEC made with respect to the marketing materials used in our Ford Money Market Account program, under which we offered and sold floating rate demand notes. The terms of the settlement, under which we neither admitted nor denied the SEC's findings, included: (i) payment of disgorgement of $700,000 (based on an estimate of the costs we avoided in not providing the prospectus at the time the marketing materials were used) and interest thereon of $64,282, and (ii) undertaking to change the name of the program to eliminate the phrase "money market" (the new name is Ford Interest Advantage), to enhance disclosures in future marketing materials and in a newly revised prospectus, to deliver the newly revised prospectus to all current noteholders, and to annually deliver our 10-K Report to then-current noteholders. In its press release announcing the settlement, the SEC acknowledged that each investor did receive a prospectus with the "important" disclosures prior to making an investment and that no investor lost money.

ITEM 5.  OTHER INFORMATION

    You can find additional information about Ford in Ford's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which has been included as an exhibit to this Report (without Exhibits or Financial Statements).

ITEM 6.  EXHIBITS

    Exhibits: please refer to the Exhibit Index on page 35.

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


Date:    August 4, 2005

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

To the Board of Directors and Stockholder of Ford Motor Credit Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and its subsidiaries as of June 30, 2005, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the consolidated statement of cash flows from continuing operations for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, stockholder's equity, and cash flows from continuing operations for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March 9, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
August 4, 2005

                            FORD MOTOR CREDIT COMPANY

                                  EXHIBIT INDEX

                 Designation                  Description                   Method of Filing
                 -----------        ---------------------------------    ----------------------

                 Exhibit 12         Ford Motor Credit Company             Filed with this Report
                                    and Subsidiaries
                                    Calculation of Ratio of
                                    Earnings to Fixed Charges

                 Exhibit 15         Letter of                             Filed with this Report
                                    PricewaterhouseCoopers LLP, dated
                                    August 4, 2005, relating to
                                    Financial Information

                 Exhibit 31.1       Rule 15d-14(a) Certification of CEO   Filed with this Report

                 Exhibit 31.2       Rule 15d-14(a) Certification of CFO   Filed with this Report

                 Exhibit 32.1       Section 1350 Certification of CEO     Furnished with this Report

                 Exhibit 32.2       Section 1350 Certification of CFO     Furnished with this Report

                 Exhibit 99         Items 2 and 4 of Part I and Items     Filed with this Report
                                    1, 2 and 4 of Part II of Ford Motor
                                    Company's Quarterly Report on Form
                                    10-Q for the quarterly period ended
                                    June 30, 2005