Form 10-Q
period 2005-09-30
FORD MOTOR CREDIT CO
filed 2005-11-07
CIK 38009

Ford Motor Credit Company

QUARTERLY REPORT
ON FORM 10-Q

for the quarter ended
September 30, 2005

Filed pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Registrant’s telephone number, including area code: (313) 322-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ____    No X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ____    No X

As of November 1, 2005, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2005 and 2004
(in millions)

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Financing revenue
Operating leases	$1,316	$1,419	$4,013	$4,470
Retail	1,026	1,153	3,108	3,305
Interest supplements and other support costs earned from affiliated companies	796	802	2,434	2,539
Wholesale	268	200	795	582
Other	53	54	164	163
Total financing revenue	3,459	3,628	10,514	11,059
Depreciation on vehicles subject to operating leases	(1,125)	(1,133)	(3,297)	(3,682)
Interest expense	(1,444)	(1,338)	(4,256)	(3,962)
Net financing margin	890	1,157	2,961	3,415
Other revenue
Investment and other income related to sales of receivables (Note 5)	334	476	1,222	1,510
Insurance premiums earned, net	48	46	152	167
Other income	315	277	628	796
Total financing margin and other revenue	1,587	1,956	4,963	5,888
Expenses
Operating expenses	557	534	1,607	1,567
Provision for credit losses (Note 4)	81	252	87	602
Insurance expenses	48	36	145	147
Total expenses	686	822	1,839	2,316
Income from continuing operations before income taxes	901	1,134	3,124	3,572
Provision for income taxes	324	423	1,137	1,314
Income from continuing operations before minority interests	577	711	1,987	2,258
Minority interests in net income of subsidiaries	—	—	1	1
Income from continuing operations	577	711	1,986	2,257
Income from discontinued operations (Note 10)	—	23	37	62
Gain on disposal of discontinued operations (Note 10)	—	—	4	—
Net income	$577	$734	$2,027	$2,319

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$18,952	$12,668
Investments in securities	712	653
Finance receivables, net (Note 2)	92,188	110,851
Net investment in operating leases (Note 3)	22,260	21,866
Retained interest in securitized assets (Note 5)	4,415	9,166
Notes and accounts receivable from affiliated companies	1,415	1,780
Derivative financial instruments (Note 9)	3,076	6,930
Assets of discontinued operations (Note 10)	—	2,186
Other assets	6,148	6,521
Total assets	$149,166	$172,621

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,533	$1,645
Affiliated companies	1,032	819
Total accounts payable	2,565	2,464
Debt (Note 7)	121,642	144,274
Deferred income taxes, net	8,572	7,593
Derivative financial instruments (Note 9)	964	911
Liabilities of discontinued operations (Note 10)	—	93
Other liabilities and deferred income	4,846	5,802
Total liabilities	138,589	161,137

Minority interests in net assets of subsidiaries	14	13

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117
Accumulated other comprehensive income	478	855
Retained earnings (Note 8)	4,943	5,474
Total stockholder's equity	10,563	11,471
Total liabilities and stockholder's equity	$149,166	$172,621

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS FROM CONTINUING OPERATIONS
For the Periods Ended September 30, 2005 and 2004
(in millions)

	Nine Months
	2005	2004
	(Unaudited)
Cash flows from operating activities
Income from continuing operations	$1,986	$2,257
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for credit losses	87	602
Depreciation and amortization	3,703	4,003
Net gain on sales of finance receivables	(40)	(123)
Increase in deferred income taxes	878	990
Decrease in other assets	1,986	3,706
Decrease in other liabilities	(2,164)	(692)
All other operating activities	(79)	(145)
Net cash provided by operating activities	6,357	10,598
Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(32,409)	(39,450)
Collection of finance receivables (other than wholesale)	29,630	32,065
Purchase of operating lease vehicles	(9,871)	(9,010)
Liquidation of operating lease vehicles	6,201	6,633
Net change in wholesale receivables	3,438	1,373
Net change in retained interest	2,497	(302)
Decrease/(increase) notes receivable with affiliates	274	(27)
Proceeds from sale of receivables	18,794	8,507
Purchase of investment securities	(400)	(622)
Proceeds from sale/maturity of investment securities	336	641
Proceeds from sale of businesses	2,040	412
All other investing activities	1	(485)
Net cash provided by/(used in) investing activities	20,531	(265)
Cash flows from financing activities
Proceeds from issuance of long-term debt	16,273	9,077
Principal payments on long-term debt	(28,104)	(26,668)
Change in short-term debt, net	(5,873)	5,136
Cash dividends paid	(2,550)	(3,400)
All other financing activities	(30)	(38)
Net cash used in financing activities	(20,284)	(15,893)
Effect of exchange rate changes on cash and cash equivalents	(320)	18
Net change in cash and cash equivalents	6,284	(5,542)
Cash and cash equivalents, beginning of period	12,668	15,698
Cash and cash equivalents, end of period	$18,952	$10,156

Supplementary cash flow information
Interest paid	$4,728	$4,612
Taxes paid	156	104

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

General

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, and instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 10-K Report"). Certain prior period amounts were reclassified to conform to current period presentation.

In the third quarter of 2005, we recorded an adjustment to correct the accounting related to the amortization of certain loan origination costs involving securitized assets from prior quarters beginning in 2003. The cumulative impact of the adjustment was an increase in retail financing revenue and pre-tax profits of $85 million in the third quarter. The impact on prior periods was not material.

Cash

At September 30, 2005 and December 31, 2004, approximately $1.9 billion and $1.4 billion, respectively, of our cash balance was legally isolated, of which $1.7 billion and $1.3 billion, respectively, supported our consolidated securitization special purpose entities ("SPEs").

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES

Net finance receivables at September 30, 2005 and December 31, 2004 were as follows (in millions):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Retail	$69,589	$83,719
Wholesale	19,248	23,930
Other	4,903	5,331
Total finance receivables, net of unearned income (a)(b)	93,740	112,980
Less: Allowance for credit losses	(1,552)	(2,129)
Finance receivables, net	$92,188	$110,851

(a) At September 30, 2005 and December 31, 2004, includes $1.6 billion and $1.8 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(b) At September 30, 2005 and December 31, 2004, includes $23.7 billion and $16.9 billion, respectively, of receivables that have been sold for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases at September 30, 2005 and December 31, 2004 were as follows (in millions):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Vehicles, at cost, including initial direct costs (a)	$28,790	$29,756
Less: Accumulated depreciation	(6,311)	(7,585)
Less: Allowance for credit losses	(219)	(305)
Net investment in operating leases	$22,260	$21,866

(a) At September 30, 2005 and December 31, 2004, includes interests in operating leases and the related vehicles (net of accumulated depreciation) of $5.8 billion and $2.5 billion, respectively, that have been transferred for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Balance, beginning of period	$1,892	$2,593	$2,434	$2,908
Provision for credit losses	81	252	87	602
Deductions
Charge-offs	285	451	879	1,307
Recoveries	(110)	(116)	(386)	(366)
Net charge-offs	175	335	493	941
Other changes, principally amounts related to finance receivables sold and translation adjustments	27	2	257	61
Net deductions	202	337	750	1,002
Balance, end of period	$1,771	$2,508	$1,771	$2,508

NOTE 5. SALES OF RECEIVABLES

Retained Interest

Components of retained interest in off-balance sheet securitized assets at September 30, 2005 and December 31, 2004 included the following (in millions):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Interest in sold wholesale receivables and other trust assets	$2,666	$6,904
Residual interest in securitization transactions	1,087	756
Subordinated securities	175	875
Restricted cash held for benefit of securitization SPEs	487	503
Senior securities	—	128
Retained interest in securitized assets	$4,415	$9,166

A portion of the retained interest in sold wholesale receivables and other trust assets ($800 million and $5.5 billion at September 30, 2005 and December 31, 2004, respectively) represents our undivided interest in wholesale receivables and other trust assets that are available to support the issuance of additional securities by a securitization SPE; the balance represents credit enhancements. Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions.

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

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. SALES OF RECEIVABLES (Continued)

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net gain on sales of receivables	$13	$20	$40	$123
Income on interest in sold wholesale receivables and retained securities	68	159	293	459
Servicing fees	101	85	306	283
Income on residual interest and other	152	212	583	645
Investment and other income related to sales of receivables	$334	$476	$1,222	$1,510

On-Balance Sheet Securitization SPEs

At September 30, 2005 and December 31, 2004, finance receivables of $23.7 billion and $16.9 billion, respectively, have been sold for legal purposes to consolidated securitization SPEs. In addition, at September 30, 2005 and December 31, 2004, interests in operating leases and the related vehicles of $5.8 billion and $2.5 billion, respectively, have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors. At September 30, 2005 and December 31, 2004, associated debt of $23.9 billion and $16.5 billion, respectively, was issued by the SPEs and included both asset-backed commercial paper and notes payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt is the legal obligation of the SPEs, but for financial statement reporting purposes is reported as debt on our balance sheet.

NOTE 6. VARIABLE INTEREST ENTITIES

We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on equity ownership percentages. Our maximum exposure (approximately $186 million at September 30, 2005) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

We also sell, under contractually-committed agreements, finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. In addition, certain of these SPEs hold notes issued by us that are backed by interests in operating leases and the related vehicles, which reduce the commitment of these SPEs to purchase finance receivables. The outstanding balance of finance receivables and notes that have been sold by us to these SPEs was approximately $5.3 billion at September 30, 2005 and $5.0 billion at December 31, 2004.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7. DEBT

At September 30, 2005 and December 31, 2004, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		September 30,	December 31,
	2005	2004	2005	2004	2005	2004
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	3.5%	2.1%			$14,134	$12,612
Commercial paper - unsecured	4.4%	2.4%			1,897	8,916
Ford Interest Advantage (d)	4.2%	2.5%			7,064	7,718
Other short-term debt (e)	5.7%	4.8%			2,899	2,562
Total short-term debt	4.0%	2.5%	4.4%	2.8%	25,994	31,808
Long-term debt
Senior indebtedness
Notes payable within one year (f)					20,126	29,449
Notes payable after one year (g)					65,845	79,233
Unamortized discount					(64)	(61)
Asset-backed debt (h)
Notes payable within one year					2,996	624
Notes payable after one year					6,745	3,221
Total long-term debt (i)	5.7%	5.8%	4.7%	4.4%	95,648	112,466
Total debt	5.3%	5.0%	4.7%	4.0%	$121,642	$144,274

(a) Third quarter 2005 and fourth quarter 2004 average contractual interest rates exclude the effects of interest rate swap agreements and facility fees.
(b) Third quarter 2005 and fourth quarter 2004 weighted-average interest rates include the effects of interest rate swap agreements and facility fees.
(c) Amounts represent asset-backed commercial paper issued by FCAR Owner Trust ("FCAR"), a consolidated securitization SPE, which is payable out of collections on the receivables supporting FCAR. This debt is the legal obligation of FCAR.

(d) The Ford Interest Advantage program consists of our floating rate demand notes.
(e) Includes $89 million and $17 million with affiliated companies at September 30, 2005 and December 31, 2004, respectively.
(f) Includes $23 million and $77 million with affiliated companies at September 30, 2005 and December 31, 2004, respectively.
(g) Includes $124 million and $32 million with affiliated companies at September 30, 2005 and December 31, 2004, respectively.
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8. RETAINED EARNINGS AND COMPREHENSIVE INCOME

Retained Earnings

The following table summarizes earnings retained for use in the business for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Retained earnings, beginning balance	$5,466	$6,597	$5,474	$6,912
Net income	577	734	2,027	2,319
Dividends (a)	(1,100)	(1,500)	(2,558)	(3,400)
Retained earnings, ending balance	$4,943	$5,831	$4,943	$5,831

(a)	Dividends for the first nine months of 2005 included the transfer of a Ford Credit affiliate to Ford, with a net book value of $8 million; the transfer was completed in the first quarter of 2005.

Comprehensive Income

The following table summarizes comprehensive income for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net income	$577	$734	$2,027	$2,319
Other comprehensive income	(24)	50	(377)	37
Total comprehensive income	$553	$784	$1,650	$2,356

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

Income Statement Impact

The ineffective portion of both fair value and cash flow hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments that reflect changes in exchange and interest rates for non-designated hedging activity are recorded in other income and are shown for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Income/(loss) from continuing operations before income taxes	$30	$99	$(70)	$234

Balance Sheet Impact

The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions for assuming our position in the derivatives transactions and includes mark-to-market adjustments to reflect the effects of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes, at September 30, 2005 and December 31, 2004, the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis (in millions):

	September 30, 2005		December 31, 2004
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
	(Unaudited)
Foreign currency swaps	$1,240	$761	$4,201	$816
Interest rate swaps	2,022	81	3,074	180
Forwards and options (a)	—	308	—	260
Impact of netting agreements	(186)	(186)	(345)	(345)
Total derivative financial instruments	$3,076	$964	$6,930	$911

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

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

Income from discontinued operations was $37 million and $62 million for the first nine months of 2005 and 2004, respectively, and $23 million for the third quarter of 2004. At December 31, 2004, assets of discontinued operations totaled $2.2 billion.

Sales Branch Integration

In 2004, we announced a plan to create an integrated sales platform in the United States and Canada over the next two years that would support sales activities for Ford Credit and our other business operating units. The plan included the consolidation of regional sales offices and an integration of branch locations. We recognized cumulative pre-tax charges of $28 million as of September 30, 2005, including $18 million in the first nine months of 2005, related to the plan. The costs associated with the sales branch integration were charged to operating expenses.

The table below summarizes the pre-tax charges incurred, the related liability at September 30, 2005, and the estimated total costs for the sales branch integration (in millions):

Nine Months
2005
(Unaudited)
Liability at December 31, 2004	$10
Accrued in 2005	18
Paid in 2005	(13)
Liability at September 30, 2005	$15
Estimated total costs	$63

Employee Separation Action

We completed a separation program for North American salaried employees announced in April 2005. We recognized pre-tax charges of $18 million during the first nine months of 2005 as a result of this action (including costs for retirement plan and postretirement health care and life insurance benefits).

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

Key operating data for our operating segments for the periods ended September 30 were as follows (in millions):

			Unallocated/Eliminations
	North	Inter-	Unallocated	Effect of
	America	national	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
	(Unaudited)
Third Quarter 2005
Revenue	$3,477	$961	$30	$(312)	$(282)	$4,156
Income
Income from continuing operations before income taxes	645	226	30	—	30	901
Provision for income taxes	234	79	11	—	11	324
Income from continuing operations	411	147	19	—	19	577
Other disclosures
Depreciation on vehicles subject to operating leases	981	144	—	—	—	1,125
Interest expense	1,325	435	—	(316)	(316)	1,444
Provision for credit losses	77	4	—	—	—	81

Third Quarter 2004
Revenue	$3,634	$920	$99	$(226)	$(127)	$4,427
Income
Income from continuing operations before income taxes	853	182	99	—	99	1,134
Provision for income taxes	324	64	35	—	35	423
Income from continuing operations	529	118	64	—	64	711
Other disclosures
Depreciation on vehicles subject to operating leases	1,022	111	—	—	—	1,133
Interest expense	1,108	416	—	(186)	(186)	1,338
Provision for credit losses	221	31	—	—	—	252

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. SEGMENT INFORMATION (Continued)
			Unallocated/Eliminations
	North	Inter-	Unallocated	Effect of
	America	national	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
	(Unaudited)
First Nine Months 2005
Revenue	$10,532	$2,954	$(70)	$(900)	$(970)	$12,516
Income
Income from continuing operations before income taxes	2,469	725	(70)	—	(70)	3,124
Provision for income taxes	909	254	(26)	—	(26)	1,137
Income from continuing operations	1,560	471	(45)	—	(45)	1,986
Other disclosures
Depreciation on vehicles subject to operating leases	2,943	354	—	—	—	3,297
Interest expense	3,764	1,344	—	(852)	(852)	4,256
Provision for credit losses	39	48	—	—	—	87
Finance receivables (including net investment in operating leases)	112,241	37,018	103	(34,914)	(34,811)	114,448
Total assets	138,858	40,704	103	(30,499)	(30,396)	149,166

First Nine Months 2004
Revenue	$11,351	$2,880	$234	$(933)	$(699)	$13,532
Income
Income from continuing operations before income taxes	2,710	628	234	—	234	3,572
Provision for income taxes	1,013	220	81	—	81	1,314
Income from continuing operations	1,697	408	152	—	152	2,257
Other disclosures
Depreciation on vehicles subject to operating leases	3,317	365	—	—	—	3,682
Interest expense	3,312	1,314	—	(664)	(664)	3,962
Provision for credit losses	509	93	—	—	—	602
Finance receivables (including net investment in operating leases)	126,679	37,979	307	(36,311)	(36,004)	128,654
Total assets	144,035	46,984	307	(27,243)	(26,936)	164,083

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. GUARANTEES AND INDEMNIFICATIONS

The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis.

At September 30, 2005, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $260 million.

Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the third quarter of 2005, there were no significant changes to our indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2005 Compared with Third Quarter 2004

In the third quarter of 2005, net income was down $157 million compared with a year ago. Our income from continuing operations before income taxes was down $233 million. The decrease in earnings primarily reflected higher borrowing costs and the impact of lower receivable levels, offset partially by improved credit loss performance. The impact of Hurricane Katrina was not material to our results. Results of our operations by business segment for the third quarter of 2005 and 2004 are shown below:

	Third Quarter
			2005 Over/(Under)
	2005	2004	2004
Income from continuing operations before income taxes	(in millions)
North America segment	$645	$853	$(208)
International segment	226	182	44
Unallocated risk management	30	99	(69)
Income from continuing operations before income taxes	901	1,134	(233)
Provision for income taxes and minority interests	(324)	(423)	99
Income/gain from discontinued operations	—	23	(23)
Total net income	$577	$734	$(157)

The decrease in North America segment earnings primarily reflected the reasons described above.

The increase in International segment income primarily reflected a gain on sale of previously impaired compensation bonds in Argentina. These bonds were issued by the Argentine government in late 2001 and were intended to compensate entities for government-mandated devaluation of the peso to provide debt relief to consumers.

The decrease in unallocated risk management income reflected less favorable market valuation of derivative instruments and associated exposures.

First Nine Months 2005 Compared with First Nine Months 2004

In the first nine months of 2005, net income was down $292 million compared with a year ago. Our income from continuing operations before income taxes was down $448 million. The decrease in earnings primarily resulted from the same causal factors described above for the third quarter, as well as the unfavorable market valuation of derivative instruments and associated exposures. Results of our operations by business segment for the first nine months of 2005 and 2004 are shown below:

	Nine Months
			2005 Over/(Under)
	2005	2004	2004
Income from continuing operations before income taxes	(in millions)
North America segment	$2,469	$2,710	$(241)
International segment	725	628	97
Unallocated risk management	(70)	234	(304)
Income from continuing operations before income taxes	3,124	3,572	(448)
Provision for income taxes and minority interests	(1,138)	(1,315)	177
Income/gain from discontinued operations	41	62	(21)
Total net income	$2,027	$2,319	$(292)

The decrease in North America segment earnings primarily reflected the reasons described for the third quarter.

The increase in International segment income primarily reflected improved credit loss performance, a gain on sale of compensation bonds in Argentina, as noted above, and favorable changes in currency exchange rates. The increases were offset partially by the impact of higher borrowing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide contract placement volumes for new and used vehicles are shown below:

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(in thousands)
Worldwide Retail installment	516	722	1,690	1,943
Operating and finance leases	124	126	396	377
Total contract placement volume	640	848	2,086	2,320

North America segment United States	335	549	1,169	1,387
Canada	52	46	134	134
Total North America segment	387	595	1,303	1,521

International segment Europe	179	186	571	596
Other international	74	67	212	203
Total International segment	253	253	783	799

Total contract placement volume	640	848	2,086	2,320

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Third Quarter		Nine Months
	2005	2004	2005	2004
United States Financing share - Ford, Lincoln and Mercury Retail installment and lease	28%	55%	37%	44%
Wholesale	81	84	81	84
Europe Financing share - Ford Retail installment and lease	28%	29%	28%	28%
Wholesale	94	97	96	97

North America Segment. In the third quarter of 2005, our total contract placement volumes were 387,000 contracts, down 208,000 contracts from a year ago. This decline, as well as the decline in retail financing share, primarily reflected the impact of Ford's marketing program that offered employee pricing to all customers (the "Family Plan"). The Family Plan replaced Ford's traditional automotive marketing programs that emphasized the use of our financing.

In the first nine months of 2005, our contract placement volumes were 1.3 million down 218,000 from a year ago, reflecting the same causal factors described above for the third quarter.

International Segment. In the third quarter of 2005, our total contract placement volumes were 253,000 contracts, about the same as a year ago.

In the first nine months of 2005, our total International contract placement volumes were 783,000, down 16,000 contracts from a year ago, reflecting lower volumes in Europe.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our financial condition is impacted significantly by the level of our receivables, which are shown below:

	September 30,	December 31,
	2005	2004
Receivables	(in billions)

On-Balance Sheet
(including on-balance sheet securitizations)
Finance receivables
Retail installment	$68.2	$81.7
Wholesale	19.1	23.8
Other	4.9	5.3
Total finance receivables, net (a)	92.2	110.8
Net investment in operating leases (a)	22.2	21.9
Total on-balance sheet	$114.4	$132.7

Memo: Allowance for credit losses included above	$1.8	$2.4

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$18.8	$16.7
Wholesale	16.2	18.9
Other	—	—
Total finance receivables, net	35.0	35.6
Net investment in operating leases	—	—
Total securitized off-balance sheet	$35.0	$35.6

Managed
Finance receivables
Retail installment	$87.0	$98.4
Wholesale	35.3	42.7
Other	4.9	5.3
Total finance receivables, net	127.2	146.4
Net investment in operating leases	22.2	21.9
Total managed	$149.4	$168.3

Serviced	$152.8	$172.3

(a)
At September 30, 2005 and December 31, 2004, finance receivables of $23.7 billion and $16.9 billion, respectively, have been sold for legal purposes to consolidated securitization SPEs. In addition, at September 30, 2005 and December 31, 2004, interests in operating leases and the related vehicles of $5.8 billion and $2.5 billion, respectively, have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

On-balance sheet, managed and serviced receivables decreased from year-end 2004 primarily reflecting lower retail contract placement volumes and wholesale inventory levels.

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
	Third Quarter		Nine Months
	2005	2004	2005	2004
Charge-offs	(in millions)

On-Balance Sheet
Retail installment and lease	$181	$325	$488	$923
Wholesale	(6)	10	10	19
Other	—	—	(5)	(1)
Total on-balance sheet	$175	$335	$493	$941

Reacquired Receivables (retail)	$4	$19	$18	$57

Securitized Off-Balance Sheet
Retail installment and lease	$32	$40	$98	$193
Wholesale	—	1	—	1
Other	—	—	—	—
Total securitized off-balance sheet	$32	$41	$98	$194

Managed
Retail installment and lease	$217	$384	$604	$1,173
Wholesale	(6)	11	10	20
Other	—	—	(5)	(1)
Total managed	$211	$395	$609	$1,192

Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	0.77%	1.27%	0.68%	1.21%
Wholesale	(0.13)	0.19	0.06	0.11
Total including other	0.58%	1.04%	0.53%	0.97%

Managed
Retail installment and lease	0.77%	1.26%	0.70%	1.26%
Wholesale	(0.07)	0.11	0.03	0.06
Total including other	0.55%	0.94%	0.50%	0.92%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio. This portfolio was approximately 60% of our worldwide-managed portfolio of retail installment receivables and net investment in operating leases at September 30, 2005. Trends and causal factors are generally consistent with the worldwide results described in the preceding section.

	Third Quarter		Nine Months
	2005	2004	2005	2004
On-Balance Sheet
Charge-offs (in millions)	$126	$198	$306	$550
Loss-to-receivables ratios	0.94%	1.29%	0.74%	1.22%

Managed
Charge-offs (in millions)	$152	$245	$388	$729
Loss-to-receivables ratios	0.91%	1.32%	0.75%	1.30%

Other Metrics — Serviced
Repossessions (in thousands)	28	42	83	125
Repossession ratios (a)	2.42%	3.09%	2.30%	3.01%
Average loss per repossession	$6,300	$6,450	$6,100	$6,600
New bankruptcy filings (in thousands)	20	20	58	66
Over-60 day delinquency ratio (b)	0.19%	0.19%	0.14%	0.19%

(a) Repossessions as a percent of the average number of accounts outstanding during the periods.
(b) Delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables for our on-balance sheet portfolio are shown below:

	September 30,	December 31,
	2005	2004
	(in billions)
Allowance for Credit Losses Retail installment and lease	$1.7	$2.3
Wholesale	0.1	0.1
Other	0.0	0.0
Total allowance for credit losses	1.8	2.4

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.78%	2.14%
Wholesale	0.52	0.55
Other	0.74	0.74
Total	1.52%	1.80%

The allowance for credit losses decreased approximately $600 million from year-end, primarily reflecting improved charge-off performance and the impact of lower receivable levels.

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

Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

• Placement volume measures the number of leases we purchase in a given period.
• Termination volume measures the number of vehicles for which the lease has ended in the given period.
• Return volume reflects the number of vehicles returned to us by customers at lease end.

The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for 93% of our total investment in operating leases at September 30, 2005:

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(in thousands)
Placements	81	91	265	258
Terminations	106	114	338	366
Returns	72	73	217	233

In the third quarter of 2005, North America placement volumes were down 10,000 units compared with the same period a year ago, primarily reflecting a lower retail lease financing share of Ford, Lincoln and Mercury vehicles as a result of the Family Plan program.

In the first nine months of 2005, placement volumes were up 7,000 units compared with the same period a year ago, primarily reflecting increased leasing of Mazda vehicles. Termination and return volumes decreased 28,000 units and 16,000 units, respectively, compared with a year ago, primarily reflecting lower placement volumes in 2002 and 2003.

The following table shows the disposal channels we use to sell vehicles returned to us at lease termination:

	Third Quarter		Nine Months
	2005	2004	2005	2004

Auctions	83%	90%	83%	92%
Other Channels	17	10	17	8

The increase in vehicles disposed of through other channels primarily reflected the impact of increased Volvo, Jaguar and Land Rover brand U.S. dealers participating in remarketing programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings

Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the Securities and Exchange Commission:

• Dominion Bond Rating Service Limited ("DBRS");
• Fitch, Inc. ("Fitch");
• Moody’s Investors Service, Inc. ("Moody’s"); and
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

In July 2005, Fitch lowered our long-term rating to BBB- from BBB, affirmed our short-term rating at F2 and maintained our outlook at Negative. In August 2005, Moody's lowered our long-term rating from Baa2 to Baa3, lowered our short-term rating from P2 to P3 and maintained our outlook at Negative. In October 2005, DBRS lowered our long-term rating to BBB (low) from BBB, lowered our short-term rating to R-2 (low) from R-2 (middle) and maintained our trend at Negative. In October 2005, S&P placed our long- and short-term ratings on CreditWatch with negative implications.

The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since October 2002:

	DBRS			Fitch			Moody's			S&P
Date	Long-Term	Short-Term	Trend	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook
Oct. 2002	A (low)	R-1 (low)	Negative	BBB+	F2	Negative	A3	P-2	Negative	BBB	A-2	Negative
Apr. 2003	BBB (high)	R-1 (low)	Stable	BBB+	F2	Negative	A3	P-2	Negative	BBB	A-2	Negative
Nov. 2003	BBB (high)	R-1 (low)	Stable	BBB+	F2	Negative	A3	P-2	Negative	BBB-	A-3	Stable
May 2004	BBB (high)	R-1 (low)	Stable	BBB+	F2	Stable	A3	P-2	Negative	BBB-	A-3	Stable
Apr. 2005	BBB (high)	R-2 (high)	Negative	BBB+	F2	Negative	A3	P-2	Negative	BBB-	A-3	Negative
May 2005	BBB (high)	R-2 (high)	Negative	BBB	F2	Negative	Baa2	P-2	Negative	BB+	B-1	Negative
June 2005	BBB (high)	R-2 (high)	Negative	BBB	F2	Negative	Baa2	P-2	Negative	BB+	B-1	Negative
July 2005	BBB (high)	R-2 (high)	Negative	BBB-	F2	Negative	Baa2	P-2	Negative	BB+	B-1	Negative
Aug. 2005	BBB	R-2 (middle)	Negative	BBB-	F2	Negative	Baa3	P-3	Negative	BB+	B-1	Negative
Oct. 2005	BBB (low)	R-2 (low)	Negative	BBB-	F2	Negative	Baa3	P-3	Negative	BB+*	B-1*	Watch Negative

* Rating on CreditWatch with negative implications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	September 30,	December 31,
	2005	2004
	(in billions)
Debt
Asset-backed commercial paper (a)	$14.1	$12.6
Commercial paper — unsecured	1.9	8.9
Ford Interest Advantage (b)	7.1	7.7
Other short-term debt	2.9	2.6
Total short-term debt	26.0	31.8
Unsecured long-term debt (including notes payable within one year)	85.9	108.6
Asset-backed long-term debt (including notes payable within one year) (c)	9.7	3.9
Total debt	121.6	144.3

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	35.0	35.6
Retained interest	(4.4)	(9.2)
Total securitized off-balance sheet funding	30.6	26.4
Total debt plus securitized off-balance sheet funding	$152.2	$170.7

Ratios Credit lines to total unsecured commercial paper	>100%	84%
Credit lines to total unsecured commercial paper (including Ford bank lines)	>100	>100
Securitized funding to managed receivables	36	26
Short-term debt and notes payable within one year to total debt	40	43
Short-term debt and notes payable within one year to total capitalization	37	40

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

At September 30, 2005, outstanding unsecured commercial paper was down $7.0 billion from year-end 2004, reflecting decreased investor demand. At September 30, 2005, total debt plus securitized off-balance sheet funding was down $18.5 billion compared with year-end 2004, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels. The ratio of total credit lines to total unsecured commercial paper (including Ford bank lines) remained at more than 100% at the end of the third quarter of 2005.

During the third quarter of 2005, we issued $4.1 billion of public and private long-term debt with maturities of one to ten years, including $1.5 billion of unsecured institutional funding, approximately $100 million of unsecured retail bonds and $2.5 billion in asset-backed funding. In addition, we realized proceeds of $2.6 billion from public and private sales of receivables in off-balance sheet securitizations. Our present full-year 2005 funding plans are in the range of $20 - $24 billion for public funding and $18 - $23 billion for private transactions. At September 30, 2005, we have completed approximately $20 billion of public funding and approximately $14 billion through private transactions.

As a result of credit rating downgrades, our unsecured borrowing costs have increased and our access to the unsecured debt markets has become more restricted. In response, we have increased our use of securitization and other asset-related sources of liquidity. Over time, we may also need to reduce further the amount of receivables we purchase. A significant reduction in the amount of purchased receivables would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

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

In addition to unsecured debt offerings (discussed above) and sales of receivables (discussed below), we have access to the following other sources of liquidity:

Cash and Cash Equivalents. At September 30, 2005, our cash and cash equivalents totaled $19.0 billion, compared with $12.7 billion at year-end 2004. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash and cash equivalents include short-term U.S. Treasury bills, federal agency discount notes, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs. At September 30, 2005, approximately $1.9 billion of our total cash balance, which primarily supported our consolidated securitization SPEs, was legally isolated, compared with $1.4 billion at year-end 2004.

Conduit Program. We have entered into agreements with a number of conduits under which such conduits are contractually-committed to purchase from us, at our option, up to $16.1 billion of receivables in the aggregate as of September 30, 2005. This is an extremely liquid funding source, as we are able to access funds in two days. These agreements have varying maturity dates between June 22, 2006 and October 26, 2006 and, in the past, have been renewed on an annual basis. Our ability to access these conduits is subject to our having a sufficient amount of securitizable assets. As of September 30, 2005, approximately $4.9 billion of these conduit commitments were in use. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the conduit of its obligation to purchase receivables. However, they do contain provisions that could terminate the unused portion of the purchase commitments if the performance of the sold receivables deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the securitized assets, we do not expect any commitments to be terminated due to these performance requirements. None of these arrangements may be terminated based on a change in our credit rating.

Whole-Loan Sale Transactions. We have a program to sell retail installment sale contracts in transactions where we retain no interest and thus no exposure to the sold assets. These transactions, which we refer to as "whole-loan sale transactions," provide liquidity by enabling us to reduce our managed receivables and our need for funding to support those receivables. Whole-loan sale transactions totaled $11.8 billion in the 2002 through 2005 period. We did not sell any receivables in whole-loan sale transactions during the third quarter of 2005. Total outstanding receivables sold in whole-loan transactions at September 30, 2005 were $3.4 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Back-up Credit Facilities

Our back-up credit facilities were as follows on the dates indicated:

	September 30,	December 31,
	2005	2004
	(in billions)
Back-up Credit Facilities
Ford Credit	$3.7	$4.3
FCE Bank plc	2.4	3.2
Ford bank lines (available at Ford’s option)	6.5	6.9
Asset-backed commercial paper lines	18.8	18.0
Total back-up facilities	31.4	32.4
Drawn amounts	(0.8)	(0.8)
Total available back-up facilities	$30.6	$31.6

For additional funding and to maintain liquidity, we and our majority-owned subsidiaries, including FCE Bank plc ("FCE"), have contractually-committed credit facilities with financial institutions that totaled approximately $6.1 billion at September 30, 2005. This includes $3.7 billion of Ford Credit facilities ($3.1 billion global and approximately $600 million non-global) and $2.4 billion of FCE facilities ($2.3 billion global and approximately $100 million non-global). Approximately $800 million of the total facilities were in use at September 30, 2005. These facilities have various maturity dates. Of the $6.1 billion, about 32% of these facilities are committed through June 30, 2010. Our global credit facilities may be used at our option by any of our direct or indirect, majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect, majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that could limit our ability to borrow.

At Ford's option, approximately $6.5 billion of Ford's global lines of credit may be used by any of its direct or indirect, majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.2 billion of such credit lines to us and approximately $500 million to FCE.

Additionally, at September 30, 2005, banks provided $18.8 billion of contractually-committed liquidity facilities exclusively to support our two asset-backed commercial paper programs; $18.3 billion supported our FCAR program and $500 million supported the Motown NotesSM portion of our off-balance sheet wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At September 30, 2005, about $18.0 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $300 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. At September 30, 2005, the outstanding balances were approximately $14.1 billion for the FCAR program and $8.5 billion for the Motown Notes program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Sales of Receivables Activity

The following table illustrates our worldwide receivable sales activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(in billions)
Net Proceeds from Receivable Sales
North America segment
Public retail	$2.2	$—	$9.7	$1.7
Conduit	—	0.5	2.8	1.2
Motown Notes program	—	—	1.4	1.0
Public wholesale	—	3.0	2.3	3.0
Total North America segment	2.2	3.5	16.2	6.9
International segment
Europe
Public	0.3	0.1	0.7	0.8
Conduit	0.1	0.2	0.4	0.4
Total Europe	0.4	0.3	1.1	1.2
Asia-Pacific	—	—	—	0.4
Total International segment	0.4	0.3	1.1	1.6
Net proceeds	2.6	3.8	17.3	8.5
Whole-loan sales	—	—	1.5	—
Total net proceeds	2.6	3.8	18.8	8.5
Retained interest and other	(0.2)	(2.9)	(3.0)	(3.5)
Total receivables sold	2.4	0.9	15.8	5.0
Prior period sold receivables, net of paydown activity	36.0	40.1	22.6	36.0
Total sold receivables outstanding at the end of the period	38.4	41.0	38.4	41.0
Less: Receivables outstanding in whole-loan sale transactions	(3.4)	(4.7)	(3.4)	(4.7)
Total securitized off-balance sheet receivables	$35.0	$36.3	$35.0	$36.3

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(in millions)

Net gain on sales of receivables	$13	$20	$40	$123
Income on interest in sold wholesale receivables and retained securities	68	159	293	459
Servicing fees	101	85	306	283
Income on residual interest and other	152	212	583	645
Investment and other income related to sales of receivables	334	476	1,222	1,510
Less: Whole-loan income	(20)	(15)	(57)	(71)
Income related to off-balance sheet securitizations	$314	$461	$1,165	$1,439

Memo:
Finance receivables sold (in billions)	$2.4	$0.9	$15.8	$5.0
Servicing portfolio as of period-end (in billions)	38.4	41.0	38.4	41.0
Pre-tax gain per dollar of retail receivables sold	0.5%	2.3%	0.3%	2.5%

In the third quarter and first nine months of 2005, income related to off-balance sheet securitizations declined $147 million and $274 million, respectively, compared with 2004. The declines primarily reflected lower gains on sale due to higher interest rates and lower wholesale-retained interest in securitized assets.

The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(in millions)
Financing revenue
Retail revenue	$349	$422	$1,161	$1,556
Wholesale revenue	277	265	904	816
Total financing revenue	626	687	2,065	2,372
Borrowing cost	(316)	(186)	(852)	(664)
Net financing margin	310	501	1,213	1,708
Net credit losses	(32)	(41)	(98)	(194)
Income before income taxes	$278	$460	$1,115	$1,514

Memo:
Income related to off-balance sheet securitizations	$314	$461	$1,165	$1,439
Recalendarization impact of off-balance sheet securitizations	36	1	50	(75)

In the third quarter and first nine months of 2005, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $36 million higher and $50 million higher, respectively, than had these transactions been structured as on-balance sheet securitizations. These differences resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero. Although the difference in earnings impact between on- and off-balance sheet securitizations is minimal, this funding source has provided us with significant borrowing cost savings compared with unsecured debt and additional funding flexibility in a difficult funding environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. For a discussion of our capital structure, see the “Capital Adequacy” section in our 2004 10-K Report. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt
Statement	=	Equity
Leverage
Retained
Interest in
				Securitized		Securitized
				Off-balance		Off-balance		Cash		SFAS No. 133
		Total Debt	+	Sheet	-	Sheet	-	and Cash	-	Adjustments
				Receivables		Receivables		Equivalents		on Total Debt
Managed Leverage	=
SFAS No. 133
				Equity	+	Minority	-	Adjustment
						Interest		on Equity

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2005	2004

Total debt	$121.6	$144.3
Total stockholder’s equity	10.6	11.5
Financial statement leverage (to 1)	11.5	12.6

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2005	2004

Total debt	$121.6	$144.3
Securitized off-balance sheet receivables outstanding	35.0	37.7 (a)
Retained interest in securitized off-balance sheet receivables	(4.4)	(9.5) (b)
Adjustments for cash and cash equivalents	(19.0)	(12.7)
Adjustments for SFAS No. 133	(2.0)	(3.2)
Total adjusted debt	$131.2	$156.6

Total stockholder’s equity (including minority interest)	$10.6	$11.5
Adjustments for SFAS No. 133	(0.1)	(0.1)
Total adjusted equity	$10.5	$11.4

Managed leverage (to 1)	12.5	13.7

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

At September 30, 2005, our managed leverage was 12.5 to 1, compared with 13.7 to 1 at year-end 2004. Our present strategy is to maintain managed leverage in the 12 - 13 to 1 range. Based on profitability and managed receivable levels, we paid cash dividends of $2.55 billion in the first nine months of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

We expect our earnings in 2005 to be lower than our earnings in 2004, primarily resulting from the impact of higher interest rates and lower receivable levels, offset partially by improved credit loss performance. We anticipate managed receivables to be about $145 - $150 billion at year-end 2005.

Cautionary Statement Regarding Forward Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

Automotive Related:

•	greater price competition resulting from currency fluctuations, industry overcapacity or other factors;

•	a significant decline in industry sales and our financing of those sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	lower-than-anticipated market acceptance of new or existing Ford products;

•	economic distress of suppliers that may require Ford to provide financial support or take other measures to ensure supplies of materials;

•	work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	the discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	increased safety, emissions, fuel economy or other regulations resulting in higher costs and/or sales restrictions;

•	unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);

•	currency or commodity price fluctuations, including, for example, last year's sharp rise in steel prices;

•	an increase in or acceleration of the market shift from truck sales or from sales of other more profitable vehicles in the U.S.;

•	economic difficulties in any significant market;

•	higher prices for or reduced availability of fuel;

•	labor or other constraints on Ford's or our ability to restructure Ford's or our business;

•
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit Related:

•	inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

•	higher-than-expected credit losses;

•	increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicle sales;

•	changes in interest rates;

•	collection and servicing problems related to our finance receivables and net investment in operating leases;

•	lower-than-anticipated residual values or higher-than-expected return rates for leased vehicles;

•	additional credit rating downgrades;

•	new or increased credit, consumer or data protection, or other regulations resulting in higher costs and/or additional financing restrictions; and

•	changes in Ford’s marketing programs that de-emphasize financing incentives (e.g., the Family Plan), which could result in a decline in our share of financing Ford vehicles.

We cannot be certain that any expectations, forecasts or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2004 10-K Report, we discuss in greater detail our market risk, counter-party risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. Under this model, we estimate that at September 30, 2005, all else constant, such an increase in interest rates would reduce our pre-tax net interest income by approximately $67 million over the next twelve months, compared with $93 million at December 31, 2004. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax net interest income could be higher or lower than the results detailed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chief Executive Officer, and David P. Cosper, our Vice Chairman, Chief Financial Officer and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2005, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which has been included as an exhibit to this Report (without Exhibits or Financial Statements).

Automobile Leasing Update

In the third quarter of 2005, we reinstated our Red Carpet Leasing retail lease plan to residents of New York in response to the Transportation Equity Act (Federal Highway Bill). A provision in the law no longer holds lessors liable in any state for accidents involving their leasing customers.

ITEM 6. EXHIBITS

Exhibits: please refer to the Exhibit Index on page 36.

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
(David P. Cosper) Vice Chairman, Chief Financial Officer and Treasurer

Date: November 7, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Ford Motor Credit Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and its subsidiaries as of September 30, 2005, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the consolidated statement of cash flows from continuing operations for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, stockholder’s equity, and cash flows from continuing operations for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 9, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
November 7, 2005

FORD MOTOR CREDIT COMPANY

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated November 7, 2005, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 and 4 of Part I and Items 1 and 2 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005	Filed with this Report