Form 10-Q
period 2006-03-31
FORD MOTOR CREDIT CO
filed 2006-05-09
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________________

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
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐   Accelerated filer☐   Non-accelerated filer☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

As of May 5, 2006, the registrant has outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2006 and 2005
(in millions)

	First Quarter
	2006	2005
	(Unaudited)
Financing revenue
Operating leases	$1,330	$1,358
Retail	907	1,070
Interest supplements and other support costs earned from affiliated companies	776	843
Wholesale	599	251
Other	54	56
Total financing revenue	3,666	3,578
Depreciation on vehicles subject to operating leases	(1,181)	(1,077)
Interest expense	(1,677)	(1,426)
Net financing margin	808	1,075
Other revenue
Investment and other income related to sales of receivables (Note 5)	210	445
Insurance premiums earned, net	51	52
Other income	237	170
Total financing margin and other revenue	1,306	1,742
Expenses
Operating expenses	519	528
Provision for credit losses (Note 4)	(6)	117
Insurance expenses	42	36
Total expenses	555	681
Income from continuing operations before income taxes	751	1,061
Provision for income taxes	272	387
Income from continuing operations before minority interests	479	674
Minority interests in net income of subsidiaries	—	1
Income from continuing operations	479	673
Income from discontinued operations	—	37
Net income	$479	$710

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$10,949	$14,798
Marketable securities	5,686	3,810
Finance receivables, net (Note 2)	108,067	109,876
Net investment in operating leases (Note 3)	23,679	22,213
Retained interest in securitized assets (Note 5)	1,399	1,420
Notes and accounts receivable from affiliated companies	1,131	1,235
Derivative financial instruments (Note 9)	2,236	2,547
Other assets	6,090	6,256
Total assets	$159,237	$162,155

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,668	$1,890
Affiliated companies	966	794
Total accounts payable	2,634	2,684
Debt (Note 7)	131,445	134,500
Deferred income taxes	8,852	8,772
Derivative financial instruments (Note 9)	634	680
Other liabilities and deferred income	4,653	4,781
Total liabilities	148,218	151,417

Minority interests in net assets of subsidiaries	3	3

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117
Accumulated other comprehensive income	437	385
Retained earnings (Note 8)	5,437	5,208
Total stockholder's equity	11,016	10,735
Total liabilities and stockholder's equity	$159,237	$162,155

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2006 and 2005
(in millions)
		Revised - See Note 1
	2006	2005
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$479	$710
(Income)/loss related to discontinued operations	—	(37)
Provision for credit losses	(6)	117
Depreciation and amortization	1,168	1,167
Net (gain)/loss on sales of finance receivables	(24)	(25)
Increase in deferred income taxes	86	299
Net change in other assets	143	1,765
Net change in other liabilities	(144)	(495)
All other operating activities	14	25
Net cash provided by operating activities	1,716	3,526
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(8,279)	(11,027)
Collection of finance receivables (other than wholesale)	8,300	10,413
Purchase of operating lease vehicles	(5,454)	(3,130)
Liquidation of operating lease vehicles	2,819	2,055
Net change in wholesale receivables	(608)	(1,255)
Net change in retained interest in securitized assets	135	(98)
Net change in notes receivable from affiliated companies	82	129
Proceeds from sales of receivables	2,540	9,739
Purchases of marketable securities	(4,996)	(114)
Proceeds from sales and maturities of marketable securities	3,230	95
All other investing activities	(18)	(215)
Net cash provided by/(used in) investing activities	(2,249)	6,592
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	9,919	5,233
Principal payments on long-term debt	(14,174)	(15,490)
Change in short-term debt, net	1,115	1,198
Cash dividends paid	(250)	(450)
All other financing activities	(1)	(23)
Net cash used in financing activities	(3,391)	(9,532)
Effect of exchange rate changes on cash and cash equivalents	75	(163)

Total cash flows from continuing operations	(3,849)	423

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	—	71
Cash flows from discontinued operations used in investing activities	—	(66)
Net increase/(decrease) in cash and cash equivalents	$(3,849)	$428

Cash and cash equivalents, beginning of period	$14,798	$12,668
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Change in cash and cash equivalents	(3,849)	428
Less: cash and cash equivalents of discontinued operations, end of period	—	(5)
Cash and cash equivalents, end of period	$10,949	$13,091

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, and instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 10-K Report"). Certain prior period amounts were reclassified to conform to current period presentation.

Beginning with our year ended December 31, 2005 statement of cash flows, we have revised the presentation of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations. This revision is in response to public statements by the staff of the Securities and Exchange Commission concerning classification of discontinued operations within the statement of cash flows.

In accordance with the definition of cash equivalents in Statement of Financial Accounting Standards No. 95 ("SFAS 95"), Statement of Cash Flows, we revised the presentation of $3.1 billion of marketable securities with contractual maturities exceeding ninety days from the date of purchase from Cash and cash equivalents to Marketable securities on the balance sheet as of December 31, 2005. All of these securities had maturity dates of less than twelve months from the date of purchase and were highly liquid. This revision had no impact on the previously reported Cash and cash equivalents at March 31, 2005 or Net increase/(decrease) in Cash and cash equivalents for first quarter of 2005 and no impact on 2005 Net income.

Cash

At March 31, 2006 and December 31, 2005, approximately $2.9 billion and $2.3 billion, respectively, of our cash balance was legally isolated, which supported our consolidated securitization special purpose entities ("SPEs").

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES

Net finance receivables at March 31, 2006 and December 31, 2005 were as follows (in millions):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Retail	$64,609	$66,940
Wholesale	40,235	39,680
Other	4,474	4,648
Total finance receivables, net of unearned income (a)(b)	109,318	111,268
Less: Allowance for credit losses	(1,251)	(1,392)
Finance receivables, net	$108,067	$109,876

(a)  At March 31, 2006 and December 31, 2005, includes $1.8 billion and $1.6 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(b)  At March 31, 2006 and December 31, 2005, includes $48.0 billion and $44.7 billion, respectively, of receivables that have been sold for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases at March 31, 2006 and December 31, 2005 were as follows (in millions):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Vehicles, at cost, including initial direct costs (a)	$29,948	$28,460
Less: Accumulated depreciation	(6,083)	(6,053)
Less: Allowance for credit losses	(186)	(194)
Net investment in operating leases	$23,679	$22,213

(a)  At March 31, 2006 and December 31, 2005, includes interests in operating leases and the related vehicles (net of accumulated depreciation) of $11.8 billion and $6.5 billion, respectively, that have been transferred for legal purposes to, or are held by or for the benefit of, consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended March 31 (in millions):

	First Quarter
	2006	2005
	(Unaudited)

Balance, beginning of period	$1,586	$2,434
Provision for credit losses	(6)	117
Deductions
Charge-offs	228	311
Recoveries	(117)	(130)
Net charge-offs	111	181
Other changes, principally amounts related to finance receivables sold and translation adjustments	32	147
Net deductions	143	328
Balance, end of period	$1,437	$2,223

NOTE 5. SALES OF RECEIVABLES

Retained Interest in Securitized Assets

Components of retained interest in off-balance sheet securitized assets at March 31, 2006 and December 31, 2005 included the following (in millions):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Residual interest in securitization transactions	$1,076	$1,094
Restricted cash held for benefit of securitization SPEs	196	199
Subordinated securities	127	127
Retained interest in securitized assets	$1,399	$1,420

Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions. Retained interests are recorded at fair value. The fair value of subordinated securities is estimated based on market prices. In determining the fair value of residual interest in securitization transactions, we discount the present value of the projected cash flows retained at the transaction discount rate.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. SALES OF RECEIVABLES (Continued)

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the periods ended March 31 (in millions):

	First Quarter
	2006	2005
	(Unaudited)
Servicing fees	$58	$99
Net gain on sale of receivables	24	25
Income on interest in sold wholesale receivables and retained securities	8	116
Income on residual interest and other	120	205
Investment and other income related to sales of receivables	$210	$445

On-Balance Sheet Securitization SPEs

At March 31, 2006 and December 31, 2005, about $48.0 billion and $44.7 billion, respectively, of finance receivables have been sold for legal purposes to consolidated securitization SPEs. In addition, at March 31, 2006 and December 31, 2005, interests in operating leases and the related vehicles of $11.8 billion and $6.5 billion, respectively, have been transferred for legal purposes to, or are held by or for the benefit of, consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors. At March 31, 2006 and December 31, 2005, associated debt of $47.6 billion and $39.8 billion, respectively, was issued by the SPEs and included both asset-backed commercial paper and notes payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt is the legal obligation of the SPEs, but for financial statement reporting purposes is reported as debt on our balance sheet.

NOTE 6. VARIABLE INTEREST ENTITIES

We consolidate VIEs in which we are the primary beneficiary in the entity. On-balance sheet securitization SPEs, discussed in Note 5, are considered VIEs.

We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $188 million and $182 million at March 31, 2006 and December 31, 2005) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

We also sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. The outstanding balance of finance receivables that have been sold by us to these SPEs was approximately $5.9 billion and $5.7 billion at March 31, 2006 and December 31, 2005, respectively.

 Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7. DEBT

At March 31, 2006 and December 31, 2005, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		March 31,	December 31,
	2006	2005	2006	2005	2006	2005
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	4.4%	4.3%			$22,351	$21,751
Other asset-backed short-term debt (c)	4.2%	N/A			1,156	—
Ford Interest Advantage (d)	5.2%	4.9%			6,604	6,719
Commercial paper - unsecured	4.9%	4.8%			702	1,041
Other short-term debt (e)	5.3%	5.8%			2,138	2,325
Total short-term debt	4.6%	4.6%	4.9%	5.0%	32,951	31,836
Long-term debt
Senior indebtedness
Notes payable within one year					17,962	20,823
Notes payable after one year (f)					56,470	63,879
Unamortized discount					(56)	(62)
Asset-backed debt (g)
Notes payable within one year					9,137	5,357
Notes payable after one year					14,981	12,667
Total long-term debt (h)	5.6%	5.9%	5.0%	5.1%	98,494	102,664
Total debt	5.4%	5.6%	5.0%	5.1%	$131,445	$134,500

(a) First quarter 2006 and fourth quarter 2005 average contractual rates exclude the effects of interest rate swap agreements and facility fees.
(b) First quarter 2006 and fourth quarter 2005 weighted-average rates include the effects of interest rate swap agreements and facility fees.
      (c)        Amounts represent asset-backed commercial paper and other short-term debt issued by consolidated securitization SPEs and are payable out of collections on the finance receivables. This debt is the legal obligation of the securitization SPEs.

(d) The Ford Interest Advantage program consists of our floating rate demand notes.
(e) Includes $57 million and $52 million with affiliated companies at March 31, 2006 and December 31, 2005, respectively.
(f) Includes $153 million and $126 million with affiliated companies at March 31, 2006 and December 31, 2005, respectively.
      (g)        Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the securitization SPEs.

(h) Average contractual and weighted-average interest rates for total long-term debt reflects the rates for both notes payable within one year and notes payable after one year.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8. RETAINED EARNINGS AND COMPREHENSIVE INCOME

Retained Earnings

The following table summarizes earnings retained for use in the business for the periods ended March 31 (in millions):

	First Quarter
	2006	2005
	(Unaudited)
Retained earnings, beginning balance	$5,208	$5,474
Net income	479	710
Dividends (a)	(250)	(458)
Retained earnings, ending balance	$5,437	$5,726

(a)  Dividends for the first quarter of 2005 included the transfer of a Ford Credit affiliate to Ford, with a net book value of $8 million.

Comprehensive Income

The following table summarizes comprehensive income for the periods ended March 31 (in millions):

	First Quarter
	2006	2005
	(Unaudited)
Net income	$479	$710
Other comprehensive income	52	(119)
Total comprehensive income	$531	$591

Comprehensive income includes foreign currency translation adjustments, unrealized gains and losses on marketable securities, unrealized gains and losses on certain derivative instruments, and unrealized gains and losses on retained interests in securitized assets (unrealized amounts are net of related tax effects).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

Income Statement Impact

The ineffective portion of both fair value and cash flow hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments that reflect changes in exchange and interest rates for non-designated hedging activity are recorded in other income and are shown for the periods ended March 31 (in millions):

	First Quarter
	2006	2005
	(Unaudited)
Loss from continuing operations before income taxes	$(23)	$(50)

Balance Sheet Impact

The fair value of derivatives reflects the price that a third party would be willing to pay or receive in an arm's length transaction and includes mark-to-market adjustments to reflect the effect of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes the estimated net fair value of our derivative financial instruments at March 31, 2006 and December 31, 2005, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis (in millions):

	March 31, 2006		December 31, 2005
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
	(Unaudited)
Interest rate swaps	$1,193	$82	$1,657	$96
Foreign currency swaps	1,143	632	1,089	789
Forwards and options (a)	—	20	6	—
Impact of netting agreements	(100)	(100)	(205)	(205)
Total derivative financial instruments	$2,236	$634	$2,547	$680

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. SEGMENT INFORMATION

We divide our business segments based on geographic regions: the North America segment (includes operations in the United States and Canada) and the International segment (includes operations in all other countries). We measure the performance of our segments primarily on an income from continuing operations before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other adjustments in applying Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. The segments are presented on a managed basis (managed basis includes on-balance sheet receivables and securitized off-balance sheet receivables activity), and the effect of off-balance sheet securitizations is included in unallocated/eliminations.

Key operating data for our operating segments for the periods ended March 31 were as follows (in millions):

			Unallocated/Eliminations
	North	Inter-	Unallocated	Effect of
	America	national	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
	(Unaudited)
First Quarter 2006
Revenue	$3,460	$847	$(23)	$(120)	$(143)	$4,164
Income
Income from continuing operations before income taxes	570	204	(23)	—	(23)	751
Provision for income taxes	208	72	(8)	—	(8)	272
Income from continuing operations	362	132	(15)	—	(15)	479
Other disclosures
Depreciation on vehicles subject to operating leases	1,108	73	—	—	—	1,181
Interest expense	1,421	432	—	(176)	(176)	1,677
Provision for credit losses	(29)	23	—	—	—	(6)
Finance receivables (including net
investment in operating leases)	111,703	36,910	40	(16,907)	(16,867)	131,746
Total assets	134,411	40,294	40	(15,508)	(15,468)	159,237

First Quarter 2005
Revenue	$3,555	$1,012	$(50)	$(272)	$(322)	$4,245
Income
Income from continuing operations before income taxes	852	259	(50)	—	(50)	1,061
Provision for income taxes	316	90	(19)	—	(19)	387
Income from continuing operations	536	169	(32)	—	(32)	673
Other disclosures
Depreciation on vehicles subject to operating leases	980	97	—	—	—	1,077
Interest expense	1,203	465	—	(242)	(242)	1,426
Provision for credit losses	102	15	—	—	—	117
Finance receivables (including net
investment in operating leases)	123,234	41,145	185	(39,329)	(39,144)	125,235
Total assets	147,959	44,710	185	(31,301)	(31,116)	161,553

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. GUARANTEES AND INDEMNIFICATIONS

The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis.

At March 31, 2006, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights could be stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $260 million.

Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the first quarter of 2006, there were no significant changes to our indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2006 Compared with First Quarter 2005

In the first quarter of 2006, net income was down $231 million compared with a year ago. Our income from continuing operations before income taxes was down $310 million. The decrease in earnings primarily reflected higher borrowing costs, the impact of lower receivable levels and higher depreciation expense, offset partially by improved credit loss performance. Results of our operations by business segment for the first quarter of 2006 and 2005 are shown below:

	First Quarter
			2006 Over/(Under)
	2006	2005	2005
Income from continuing operations before income taxes	(in millions)
North America segment	$570	$852	$(282)
International segment	204	259	(55)
Unallocated risk management	(23)	(50)	27
Income from continuing operations before income taxes	751	1,061	(310)
Provision for income taxes and minority interests	(272)	(388)	116
Income/(Loss) from discontinued operations	—	37	(37)
Total net income	$479	$710	$(231)

The decrease in North America segment earnings primarily reflected the same causal factors described above.

The decrease in International segment income primarily reflected higher borrowing costs and the impact of lower retail receivable levels.

The increase in unallocated risk management income reflected improved market valuation of derivative instruments and associated exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Placement Volume and Financing Share

Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	First Quarter
	2006	2005
	(in thousands)
North America segment United States	398	410
Canada	35	31
Total North America segment	433	441

International segment Europe	185	186
Other international	65	73
Total International segment	250	259

Total contract placement volume	683	700

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	First Quarter
	2006	2005
United States Financing share - Ford, Lincoln and Mercury Retail installment and lease	43%	43%
Wholesale	81	82
Europe Financing share - Ford Retail installment and lease	25%	26%
Wholesale	96	97

North America Segment. In the first quarter of 2006, our total contract placement volumes were 433,000 contracts, down 8,000 contracts from a year ago, reflecting a decrease in new retail contracts.

International Segment. In the first quarter of 2006, our total contract placement volumes were 250,000 contracts, down 9,000 contracts from a year ago, reflecting a decrease in our Asia-Pacific region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition
Finance Receivables and Operating Leases

Our operating results are impacted significantly by the level of our receivables, which are shown below:

	March 31,	December 31,
	2006	2005
Receivables	(in billions)

On-Balance Sheet
(including on-balance sheet securitizations)
Finance receivables
Retail installment	$63.5	$65.7
Wholesale	40.1	39.6
Other	4.4	4.6
Total finance receivables, net	108.0	109.9
Net investment in operating leases	23.7	22.2
Total on-balance sheet (a)	$131.7	$132.1

Memo: Allowance for credit losses included above	$1.4	$1.6

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$17.0	$18.0
Wholesale	—	—
Other	—	—
Total finance receivables, net	17.0	18.0
Net investment in operating leases	—	—
Total securitized off-balance sheet	$17.0	$18.0

Managed
Finance receivables
Retail installment	$80.5	$83.7
Wholesale	40.1	39.6
Other	4.4	4.6
Total finance receivables, net	125.0	127.9
Net investment in operating leases	23.7	22.2
Total managed	$148.7	$150.1

Serviced	$152.2	$153.0

(a)   At March 31, 2006 and December 31, 2005 finance receivables of $48.0 billion and $44.7 billion, respectively, have been sold for legal purposes to consolidated securitization SPEs.
        In addition, at March 31, 2006 and December 31, 2005, interests in operating leases and the related vehicles of $11.8 billion and $6.5 billion, respectively, have been transferred for legal purposes to, are held by or for the benefit of, consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

On-balance sheet, managed and serviced receivables decreased from year-end 2005 primarily reflecting lower retail contract placement volumes, offset partially by increased investments in operating leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer's failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer and non-consumer portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheet is our estimate of the credit losses for receivables and leases that are impaired as of the date of our balance sheet.

Credit Loss Metrics

Worldwide

The following table shows worldwide credit losses net of recoveries ("charge-offs") for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal annualized charge-offs divided by the average amount of receivables outstanding for the period, are shown below for our on-balance sheet and managed portfolios.

	First Quarter
	2006	2005
Charge-offs	(in millions)

On-Balance Sheet
Retail installment and lease	$111	$167
Wholesale	0	17
Other	—	(3)
Total on-balance sheet	$111	$181

Reacquired Receivables (retail) (a)	$2	$9

Securitized Off-Balance Sheet
Retail installment and lease	$23	$39
Wholesale	—	—
Other	—	—
Total securitized off-balance sheet	$23	$39

Managed
Retail installment and lease	$136	$215
Wholesale	0	17
Other	—	(3)
Total managed	$136	$229

Loss-to-Receivables Ratios

On-Balance Sheet
Retail installment and lease	0.51%	0.67%
Wholesale	0.00	0.28
Total including other	0.34%	0.56%

Managed
Retail installment and lease	0.52%	0.73%
Wholesale	0.00	0.16
Total including other	0.37%	0.55%

(a)  Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR Owner Trust retail securitization program
           ("FCAR") in the second quarter of 2003.

Charge-offs and loss-to-receivables ratios for our on-balance sheet, securitized off-balance sheet and managed portfolios declined from a year ago, primarily reflecting fewer repossessions and a lower average loss per repossession. These improvements primarily resulted from a higher quality retail installment and lease portfolio, higher used vehicle prices and enhancements to our collection practices. Lower levels of retail installment receivables also contributed to reduced charge-offs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio. This portfolio was approximately 60% of our worldwide-managed portfolio of retail installment receivables and net investment in operating leases at March 31, 2006. Trends and causal factors are consistent with the worldwide results described in the preceding section.

	First Quarter
	2006	2005
On-Balance Sheet
Charge-offs (in millions)	$71	$96
Loss-to-receivables ratios	0.56%	0.65%

Managed
Charge-offs (in millions)	$90	$129
Loss-to-receivables ratios	0.57%	0.72%

Other Metrics — Serviced
Repossessions (in thousands)	23	30
Repossession ratios (a)	2.09%	2.41%
Average loss per repossession	$5,900	$6,000
New bankruptcy filings (in thousands)	4	18
Over-60 day delinquency ratio (b)	0.14%	0.11%

(a) Repossessions as a percent of the average number of accounts outstanding during the periods.
(b) Delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in ‘‘Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 to Part II of our 2005 10-K Report.

	March 31,	December 31,
	2006	2005
	(in billions)
Allowance for Credit Losses Retail installment and lease	$1.3	$1.5
Wholesale	0.1	0.1
Other	0.0	0.0
Total allowance for credit losses	$1.4	$1.6

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.50%	1.63%
Wholesale	0.21	0.24
Other	0.55	0.77
Total	1.08%	1.19%

Our allowance for credit losses decreased $149 million from year-end 2005, primarily reflecting improved charge-off performance and the effect of lower retail receivable levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 to Part II of our 2005 10-K Report.

Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

• Placement volume measures the number of leases we purchase in a given period;
• Termination volume measures the number of vehicles for which the lease has ended in the given period; and
• Return volume reflects the number of vehicles returned to us by customers at lease end.

The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for 97% of our total investment in operating leases at March 31, 2006:

	First Quarter
	2006	2005
	(in thousands)
Placements	128	84
Terminations	85	106
Returns	60	69

In the first quarter of 2006, placement volumes were up 44,000 units compared with the same period a year ago, primarily reflecting the overall industry growth in leasing. Termination and return volumes decreased 21,000 units and 9,000 units, respectively, compared with a year ago, primarily reflecting lower placement volumes in 2003.

The following table shows the disposal channels we use to sell vehicles returned to us at lease termination:

	First Quarter
	2006	2005

Auctions	89%	86%
Other Channels	11	14

The decrease in vehicles disposed of through other channels primarily reflected the impact of decreased Ford, Lincoln and Mercury brand U.S. dealers participating in remarketing programs.

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

In January 2006, S&P lowered our long-term rating to BB- from BB+, lowered our short-term debt rating to B-2 from B-1 and maintained our outlook at Negative. In January 2006, Moody's lowered our long-term rating to Ba2 from Baa3, lowered our short-term rating to Not Prime (NP) from P3 and maintained our outlook at Negative. In January 2006, DBRS lowered our long-term rating to BB from BBB (low), lowered our short-term rating to R-3 (high) from R-2 (low) and maintained our trend at Negative. In March 2006, Fitch lowered our long-term rating to BB from BB+, maintained our short-term rating at B and maintained our outlook at Negative. The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since January 2006:

	DBRS			Fitch			Moody's			S&P
Date	Long-Term	Short-Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2006	BB	R-3 (high)	Negative	BB+	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative
Mar. 2006	BB	R-3 (high)	Negative	BB	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative

Funding

Our funding strategy is to maintain liquidity and access to diverse funding sources. As a result of lower credit ratings, our unsecured borrowing costs have increased and our access to unsecured debt markets has become more restricted. In response, we have increased our use of securitization and other asset-backed sources of liquidity and will continue to expand and diversify our asset-backed funding by asset class and region. In addition, we will continue to participate in the whole-loan market and access unsecured term debt when opportunities exist that are consistent with our funding needs. Over time, we may also need to reduce further the amount of receivables we purchase. A significant reduction in the amount of purchased receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	March 31,	December 31,
	2006	2005
	(in billions)
Debt
Asset-backed commercial paper (a)	$22.4	$21.8
Other asset-backed short term debt (a)	1.1	—
Ford Interest Advantage	6.6	6.7
Commercial paper — unsecured	0.7	1.0
Other short-term debt	2.1	2.3
Total short-term debt	32.9	31.8
Unsecured long-term debt (including notes payable within one year)	74.4	84.7
Asset-backed long-term debt (including notes payable within one year) (a)	24.1	18.0
Total debt	131.4	134.5

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	17.0	18.0
Retained interest	(1.4)	(1.4)
Total securitized off-balance sheet funding	15.6	16.6
Total debt plus securitized off-balance sheet funding	$147.0	$151.1

Ratios Credit lines to total unsecured commercial paper	>100%	>100%
Credit lines to total unsecured commercial paper (including Ford bank lines)	>100	>100
Securitized funding to managed receivables	42	38
Short-term debt and notes payable within one year to total debt	46	43
Short-term debt and notes payable within one year to total capitalization	42	40

(a)   Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the related securitization SPEs.

At March 31, 2006, total debt plus securitized off-balance sheet funding was down $4.1 billion compared with year-end 2005, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels.

During the first quarter of 2006, we realized proceeds of $9.9 billion from on-balance sheet term funding, including $9.1 billion in asset-backed funding and about $800 million of unsecured institutional funding. In addition, we realized proceeds of $1.5 billion from public and private sales of receivables in off-balance sheet securitizations and $1.0 billion in a whole-loan sale transaction.

Term Funding Plan

Through April 21, 2006, we have completed about $16 billion of term funding: $11.5 billion through private transactions (of which $9.7 billion was asset-backed funding, $1.0 billion was from a whole-loan sale transaction and about $800 million was unsecured), $3.0 billion through a public offering of asset-backed securities and $1.5 billion through a public offering of unsecured debt. Our present full-year 2006 funding plans are in the range of $10 to $17 billion for public funding and $25 to $33 billion for private transactions.

On May 2, 2006, we commenced an offer to exchange a portion of the aggregate principal amount of several series of our outstanding debt securities for a new series of up to
$1.0 billion aggregate principal amount of our fixed rate notes due 2010 (the “New Fixed Rate Notes”), a new series of up to $1.0 billion aggregate principal amount of our floating rate notes due 2011 (together with the New Fixed Rate Notes, the “New Notes”) and up to $1.0 billion in cash (collectively, with the New Notes, the “Exchange Offers”). The purpose of the Exchange Offers, which are being made pursuant to Rule 144A and Regulation S

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

under the Securities Act of 1933, as amended, is to lengthen our average debt maturities and reduce our overall debt levels.

Liquidity

At March 31, 2006, our total cash, cash equivalents, marketable securities (excluding marketable securities related to insurance activities), together with funding available through credit facilities and committed purchase programs, was $76 billion, of which $71 billion could be utilized (based on the availability of receivables at March 31, 2006 that were eligible for sale under our committed programs) to provide liquidity for all of our short-term funding obligations.  We have access to the following sources of liquidity:

Cash, Cash Equivalents and Marketable Securities. At March 31, 2006, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $15.9 billion, compared with $17.9 billion at year-end 2005. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. These cash, cash equivalents and marketable securities primarily include short-term U.S. Treasury bills, federal agency discount notes, highly rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days and will vary based on market conditions and liquidity needs. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs. At March 31, 2006, $2.9 billion of our total cash balance was legally isolated, to support our consolidated securitization SPEs, compared with $2.3 billion at year-end 2005.

    Committed Purchase Programs.  We have entered into agreements with several bank-sponsored conduits and other financial institutions pursuant to which such parties are contractually committed to purchase from us, at our option, retail receivables and, under certain agreements, wholesale finance receivables or asset-backed securities backed by wholesale finance receivables, for proceeds up to $19.1 billion ($15.9 billion retail and $3.2 billion wholesale). These agreements have varying maturity dates between June 22, 2006 and March 2, 2009 and ordinarily are renewed annually, with $17.2 billion of the committed facilities having an original term of 364 days. Our ability to obtain funding under these commitments is subject to having a sufficient amount of receivables eligible for sale under these programs. As of March 31, 2006, $7.4 billion of these commitments were in use. These committed facilities are extremely liquid funding sources, as we are able to access funds generally within two days. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the purchaser of its purchase commitment.  However, the unused portion of the retail commitments may be terminated if the performance of the sold receivables deteriorates beyond specified levels. Similarly, the unused portion of the wholesale commitments may be terminated if the rate at which dealer vehicle inventory is selling declines below certain levels or if there are significant dealer defaults.  Based on our experience and knowledge as servicer of the sold assets, we do not expect any commitments to be terminated due to these events.  None of these arrangements may be terminated based on a change in our credit rating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Back-up Credit Facilities

Our back-up credit facilities were as follows on the dates indicated:

	March 31,	December 31,
	2006	2005
	(in billions)
Back-up Credit Facilities
Ford Credit bank lines	$3.7	$3.8
FCE bank lines	2.4	2.4
Ford bank lines (available at Ford’s option)	6.5	6.5
Asset-backed commercial paper lines	18.7	18.7
Total back-up facilities	31.3	31.4
Utilized amounts	(1.5)	(1.1)
Total available back-up facilities	$29.8	$30.3

At March 31, 2006, we and our majority owned subsidiaries had $6.1 billion of contractually committed credit facilities with financial institutions, of which $4.7 billion were available for use. Of the lines available for use, 32% (or $1.5 billion) are committed through June 30, 2010, and the remainder are committed for a shorter period of time. Of the $6.1 billion, about $3.7 billion constitute Ford Credit facilities ($3.2 billion global and about $500 million non-global) and $2.4 billion are FCE facilities ($2.3 billion global and about $100 million non-global). Our global credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to borrow.

At Ford's option, Ford's global lines of credit of $6.5 billion may be used by any of its direct or indirect, majority owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.2 billion of such credit lines to us and approximately $500 million to FCE.

In addition, at March 31, 2006, banks provided $18.7 billion of contractually committed liquidity facilities exclusively to support our two on-balance sheet asset-backed commercial paper programs; $18.2 billion supported our FCAR program and $500 million supported our Motown NotesSM wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At March 31, 2006, $17.7 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. At March 31, 2006, the outstanding balances were $15.9 billion for the FCAR program and $6.5 billion for the Motown Notes program.

Whole-Loan Sale Transactions

We have a program to sell retail installment sale contracts in transactions where we retain no interest and thus no exposure to the sold assets. These transactions, which we refer to as "whole-loan sale transactions," provide liquidity by enabling us to reduce our managed receivables and our need for funding to support those receivables. We expanded this program to include Canadian retail installment sale contracts and sold approximately $1.0 billion of Canadian receivables in March 2006. Total outstanding receivables sold in whole-loan transactions at March 31, 2006 were $3.5 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Sales of Receivables Activity

The following table illustrates our worldwide receivable sales activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	First Quarter
	2006	2005
	(in billions)

North America segment
Public retail	$—	$4.5
Conduit	1.0	2.0
Motown Notes program	—	1.4
Total North America segment	1.0	7.9
International segment
Europe
Public	0.1	0.2
Conduit	—	0.1
Total Europe	0.1	0.3
Asia-Pacific	—	—
Latin America	0.4	—
Total International segment	0.5	0.3
Net proceeds	1.5	8.2
Whole-loan sales	1.0	1.5
Total net proceeds	2.5	9.7
Retained interest and other	0.2	(0.8)
Total receivables sold	2.7	8.9
Prior period sold receivables, net of paydown activity	17.8	35.2
Total sold receivables outstanding at the end of the relevant period	20.5	44.1
Memo:
Less: Receivables outstanding in whole-loan sale transactions	(3.5)	(4.8)
Total securitized off-balance sheet receivables	$17.0	$39.3

At March 31, 2006, total net proceeds from off-balance sheet sales of receivables totaled $2.5 billion, down $7.2 billion compared with a year ago. The decrease in net proceeds primarily reflected the impact of the U.S. public retail transaction being reported on-balance sheet in the first quarter of 2006. Additionally, we consolidated our off-balance sheet wholesale securitization program in the fourth quarter of 2005, which caused new debt issued by the trust to be reported on-balance sheet.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	First Quarter
	2006	2005
	(in millions)

Servicing fees	$58	$99
Net gain on sales of receivables	24	25
Income on interest in sold wholesale receivables and retained securities	8	116
Income on residual interest and other	120	205
Investment and other income related to sales of receivables	210	445
Less: Whole-loan income	(3)	(16)
Income related to off-balance sheet securitizations	$207	$429

Memo:
Finance receivables sold (in billions)	$2.7	$8.9
Servicing portfolio as of period-end (in billions)	20.5	44.1
Pre-tax gain per dollar of retail receivables sold	0.9%	0.3%

In the first quarter of 2006, income related to off-balance sheet securitizations declined $222 million compared with a year ago. The decline primarily reflected lower wholesale-retained interest in securitized assets, servicing fees and income on residual interest due to the accounting consolidation of our wholesale securitization program in the fourth quarter of 2005. This consolidation caused the activity related to these receivables previously sold by us in this program to be reported on-balance sheet.

The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:

	First Quarter
	2006	2005
	(in millions)
Financing revenue
Retail revenue	$327	$400
Wholesale revenue	—	301
Total financing revenue	327	701
Borrowing cost	(176)	(242)
Net financing margin	151	459
Net credit losses	(23)	(39)
Income before income taxes	$128	$420

Memo:
Income related to off-balance sheet securitizations	$207	$429
Recalendarization impact of off-balance sheet securitizations	79	9

In the first quarter of 2006, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $79 million higher than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt
Statement	=	Equity
Leverage
Retained
Interest in
				Securitized		Securitized		Cash, Cash		Fair Value
				Off-balance		Off-balance		Equivalents &		Hedge Accounting
		Total Debt	+	Sheet	-	Sheet	-	Marketable	-	Adjustments
				Receivables		Receivables		Securities*		on Total Debt
Managed Leverage	=
Fair Value
				Equity	+	Minority	-	Hedge Accounting
						Interest		Adjustments
on Equity

* Excluding marketable securities related to insurance activities

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31,	December 31,
	2006	2005

Total debt	$131.4	$134.5
Total stockholder’s equity	11.0	10.7
Financial statement leverage (to 1)	11.9	12.5

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31,	December 31,
	2006	2005

Total debt	$131.4	$134.5
Securitized off-balance sheet receivables outstanding	17.0	18.0
Retained interest in securitized off-balance sheet receivables	(1.4)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(15.9)	(17.9)
Fair value hedge accounting adjustments	(1.1)	(1.6)
Total adjusted debt	$130.0	$131.6

Total stockholder’s equity (including minority interest)	$11.0	$10.7
Fair value hedge accounting adjustments	(0.0)	(0.0)
Total adjusted equity	$11.0	$10.7

Managed leverage (to 1)	11.8	12.3

* Excluding marketable securities related to insurance activities

Our managed leverage strategy involves establishing a leverage level that takes into consideration prevailing market conditions and reflects the risk characteristics of our business. At March 31, 2006, our managed leverage was 11.8 to 1, compared with 12.3 to 1 at year-end 2005. We plan to continue to reduce our managed leverage in 2006. In the first quarter of 2006, we paid dividends of $250 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 ("SFAS 155"), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. The standard requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS 155 also eliminates the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Upon adoption, an entity may elect fair value measurement for existing financial instruments with embedded derivatives that had previously been bifurcated pursuant to SFAS 133, with any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument recognized as a cumulative-effect adjustment to beginning retained earnings. Management is assessing the potential impact on our financial condition or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS 156"), Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140, which: 1) provides revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to beginning retained earnings. Management is assessing the potential impact on our financial condition or results of operations.

Outlook

As we indicated in our 2005 10-K Report, we expect our earnings in 2006 to be lower than our earnings in 2005 primarily resulting from the impact of lower receivable levels and the impact of higher interest rates. At year-end 2006, we anticipate managed receivables to be in the range of $140 to $145 billion.

Cautionary Statement Regarding Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation, those set forth in Item 1A to Part I of our 2005 10-K Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2005 10-K Report, we discuss in greater detail our market risk, counter-party risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. Under this model, we estimate that at March 31, 2006, all else constant, such an increase in interest rates would reduce our pre-tax net interest income by approximately $38 million over the next twelve months, compared with $40 million at December 31, 2005. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax net interest income could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chief Executive Officer, and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of March 31, 2006 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The parties in Borlay v. PRIMUS (reported on page 13 of our 2005 10-K Report), at the instructions of the court, participated in a second mediation settlement conference in April 2006. The parties have not settled the case.

ITEM 5. OTHER INFORMATION

Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed separately with the SEC and included as an exhibit to this report (without Financial Statements or Exhibits).

On March 31, 2006, we closed our service center located in Ottawa, Ontario, and migrated the work to our service center located in Edmonton, Alberta. This action will further harmonize our servicing activities and improve cost efficiency.

ITEM 6. EXHIBITS

Exhibits: please refer to the Exhibit Index on page 32.

Instruments defining the rights of holders of certain issues of long-term debt of Ford Credit have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford Credit. Ford Credit agrees to furnish a copy of each of such instruments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford Motor Credit Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY

By: /s/ Kenneth R. Kent
     (Kenneth R. Kent)
       Vice Chairman, Chief Financial Officer and Treasurer

Date: May 9, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Ford Motor Credit Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and its subsidiaries as of March 31, 2006, and the related consolidated statements of income for each of the three-month periods ended March 31, 2006 and 2005 and the consolidated statement of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 1, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
May 8, 2006

FORD MOTOR CREDIT COMPANY

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 8, 2006, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 and 4 of Part I and Items 1, 2 and 5 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006	Incorporated herein by reference to Ford Motor Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. File No. 1-3950.