Form 10-Q
period 2006-06-30
FORD MOTOR CREDIT CO
filed 2006-08-04
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☑ Yes * No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer *	Accelerated filer *	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
* Yes ☑ No

As of August 1, 2006, the registrant has outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 33

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2006 and 2005
(in millions)

	Second Quarter		First Half
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$1,370	$1,339	$2,700	$2,697
Retail	925	1,012	1,832	2,082
Interest supplements and other support costs earned from affiliated companies	806	795	1,582	1,638
Wholesale	642	276	1,241	527
Other	56	55	110	111
Total financing revenue	3,799	3,477	7,465	7,055
Depreciation on vehicles subject to operating leases	(1,264)	(1,095)	(2,445)	(2,172)
Interest expense	(1,826)	(1,386)	(3,503)	(2,812)
Net financing margin	709	996	1,517	2,071
Other revenue
Investment and other income related to sales of receivables (Note 5)	190	443	400	888
Insurance premiums earned, net	51	52	102	104
Other income	264	143	501	313
Total financing margin and other revenue	1,214	1,634	2,520	3,376
Expenses
Operating expenses	490	522	1,009	1,050
Provision for credit losses (Note 4)	4	(111)	(2)	6
Insurance expenses	64	61	106	97
Total expenses	558	472	1,113	1,153
Income from continuing operations before income taxes	656	1,162	1,407	2,223
Provision for income taxes	215	426	487	813
Income from continuing operations before minority interests	441	736	920	1,410
Minority interests in net income of subsidiaries	—	—	—	1
Income from continuing operations	441	736	920	1,409
Income from discontinued operations	—	—	—	37
Gain on disposal of discontinued operations	—	4	—	4
Net income	$441	$740	$920	$1,450

The accompanying notes are an integral part of the financial statements.

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,010	$14,798
Marketable securities	3,712	3,810
Finance receivables, net (Note 2)	110,847	109,876
Net investment in operating leases (Note 3)	25,345	22,213
Retained interest in securitized assets (Note 5)	1,150	1,420
Notes and accounts receivable from affiliated companies	830	1,235
Derivative financial instruments (Note 9)	1,564	2,547
Other assets	5,808	6,256
Total assets	$162,266	$162,155

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,869	$1,890
Affiliated companies	1,052	794
Total accounts payable	2,921	2,684
Debt (Note 7)	133,717	134,500
Deferred income taxes	8,826	8,772
Derivative financial instruments (Note 9)	882	680
Other liabilities and deferred income	4,560	4,781
Total liabilities	150,906	151,417

Minority interests in net assets of subsidiaries	3	3

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117
Accumulated other comprehensive income	737	385
Retained earnings (Note 8)	5,478	5,208
Total stockholder's equity	11,357	10,735
Total liabilities and stockholder's equity	$162,266	$162,155

The accompanying notes are an integral part of the financial statements.

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2006 and 2005
(in millions)
	First Half
		Revised - See Note 1
	2006	2005
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$920	$1,450
(Income)/loss related to discontinued operations	—	(41)
Provision for credit losses	(2)	6
Depreciation and amortization	2,582	2,461
Net gain on sales of finance receivables	(54)	(27)
Increase in deferred income taxes	32	647
Net change in other assets	1,023	1,680
Net change in other liabilities	827	(1,895)
All other operating activities	107	(29)
Net cash provided by operating activities	5,435	4,252
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(20,936)	(22,040)
Collection of finance receivables (other than wholesale)	17,240	19,826
Purchase of operating lease vehicles	(8,570)	(7,225)
Liquidation of operating lease vehicles	3,320	4,627
Net change in wholesale receivables	668	330
Net change in retained interest in securitized assets	374	504
Net change in notes receivable from affiliated companies	226	327
Proceeds from sales of receivables	2,947	16,158
Purchases of marketable securities	(8,692)	(895)
Proceeds from sales and maturities of marketable securities	8,947	251
Proceeds from sale of business	—	2,040
Transfer of cash balances upon disposition of discontinued operations	—	(5)
All other investing activities	(15)	4
Net cash (used in)/provided by investing activities	(4,491)	13,902
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	23,565	12,797
Principal payments on long-term debt	(25,880)	(19,158)
Change in short-term debt, net	72	(4,642)
Cash dividends paid	(650)	(1,450)
All other financing activities	(68)	(27)
Net cash used in financing activities	(2,961)	(12,480)
Effect of exchange rate changes on cash and cash equivalents	229	(422)

Total cash flows from continuing operations	(1,788)	5,252

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	—	71
Cash flows from discontinued operations used in investing activities	—	(66)
Net (decrease)/increase in cash and cash equivalents	$(1,788)	$5,257

Cash and cash equivalents, beginning of period	$14,798	$12,668
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Change in cash and cash equivalents	(1,788)	5,257
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents, end of period	$13,010	$17,925

The accompanying notes are an integral part of the financial statements.

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.	ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, and instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results for interim periods for Ford Motor Credit Company, its controlled domestic and foreign subsidiaries and joint ventures, and consolidated variable interest entities ("VIEs") in which Ford Motor Credit Company is the primary beneficiary (collectively referred to herein as "Ford Credit", "we", "our" or "us"). Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 10-K Report"). We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford").

Beginning with our 2005 statement of cash flows, we have revised the presentation of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations. This revision is in response to public statements by the staff of the Securities and Exchange Commission concerning classification of discontinued operations within the statement of cash flows. Also, we have revised prior year data in our statement of cash flows related to purchases, collections and liquidation of finance receivables and operating lease vehicles. This revision had no impact on previously reported totals for the investing section of the statement of cash flows.

In accordance with the definition of cash equivalents in Statement of Financial Accounting Standards No. 95 ("SFAS 95"), Statement of Cash Flows, we revised the presentation of $3.1 billion and $593 million of marketable securities with contractual maturities exceeding ninety days from the date of purchase from Cash and cash equivalents to Marketable securities on the balance sheet and statement of cash flows as of December 31, 2005 and the statement of cash flows as of June 30, 2005, respectively. All of these securities had maturity dates of less than twelve months from the date of purchase and were highly liquid. This revision had no impact on 2005 Net income.

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.	FINANCE RECEIVABLES

Net finance receivables at June 30, 2006 and December 31, 2005 were as follows (in millions):

	June 30, 2006	December 31, 2005
	(Unaudited)
Retail	$67,517	$66,940
Wholesale	39,940	39,680
Other	4,573	4,648
Total finance receivables, net of unearned income (a)(b)	112,030	111,268
Less: Allowance for credit losses	(1,183)	(1,392)
Finance receivables, net	$110,847	$109,876

(a)
At June 30, 2006 and December 31, 2005, includes $1.8 billion and $1.6 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as variable interest entities ("VIEs") and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(b)
At June 30, 2006 and December 31, 2005, includes $52.1 billion and $44.7 billion, respectively, of finance receivables that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables are available only for repayment of the debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay our other obligations or the claims of our other creditors.

NOTE 3.	NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases at June 30, 2006 and December 31, 2005 were as follows (in millions):

	June 30, 2006	December 31, 2005
	(Unaudited)
Vehicles, at cost, including initial direct costs (a)	$31,896	$28,460
Less: Accumulated depreciation	(6,374)	(6,053)
Less: Allowance for credit losses	(177)	(194)
Net investment in operating leases	$25,345	$22,213

(a)
At June 30, 2006 and December 31, 2005, includes interests in operating leases and the related vehicles of $12.5 billion and $6.5 billion, respectively, that have been transferred for legal purposes and are held for the benefit of consolidated securitization special purpose entities ("SPEs") and are available only for repayment of the debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay our other obligations or the claims of our other creditors.

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4.	ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Balance, beginning of period	$1,437	$2,223	$1,586	$2,434
Provision for credit losses	4	(111)	(2)	6
Deductions
Charge-offs before recoveries	217	283	445	594
Recoveries	(134)	(146)	(251)	(276)
Charge-offs	83	137	194	318
Other changes, principally amounts related to finance receivables sold and translation adjustments	(2)	83	30	230
Net deductions	81	220	224	548
Balance, end of period	$1,360	$1,892	$1,360	$1,892

NOTE 5.	SALES OF RECEIVABLES

Retained Interest in Securitized Assets

Components of retained interest in off-balance sheet securitized assets at June 30, 2006 and December 31, 2005 included the following (in millions):

	June 30, 2006	December 31, 2005
	(Unaudited)
Residual interest in securitization transactions	$895	$1,094
Restricted cash held for benefit of securitization SPEs	195	199
Subordinated securities	60	127
Retained interest in securitized assets	$1,150	$1,420

Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions. Retained interests are recorded at fair value. The book value of subordinated securities approximates fair market value. In determining the fair value of residual interest in securitization transactions, we discount the present value of the projected cash flows at the transaction discount rate.

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.	SALES OF RECEIVABLES (Continued)

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Servicing fees	$54	$106	$112	$205
Net gain on sale of receivables	30	2	54	27
Income on interest in sold wholesale receivables and retained securities	8	109	16	225
Income on residual interest and other	98	226	218	431
Investment and other income related to sales of receivables	$190	$443	$400	$888

On-Balance Sheet Securitizations

At June 30, 2006 and December 31, 2005, about $52.1 billion and $44.7 billion, respectively, of finance receivables have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. In addition, at June 30, 2006 and December 31, 2005, interests in operating leases and the related vehicles of $12.5 billion and $6.5 billion, respectively, have been transferred for legal purposes and are held for the benefit of consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay our other obligations or the claims of our other creditors. At June 30, 2006 and December 31, 2005, associated debt of $54.8 billion and $39.8 billion, respectively, is reported on our balance sheet for financial statement reporting purposes. This debt includes long-term and short-term asset-backed debt that is payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt, however, is not our legal obligation. Additionally, cash balances to be used only to support the on-balance sheet securitization transactions at June 30, 2006 and December 31, 2005, were approximately $5.3 billion and $2.3 billion, respectively.

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6.	VARIABLE INTEREST ENTITIES

We consolidate VIEs in which we are the primary beneficiary. We use SPEs that are considered VIEs for some of our on-balance sheet securitization transactions. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our June 30, 2006 balance sheet are $54.6 billion of consolidated VIE assets, consisting of $5.3 billion in cash and cash equivalents, and $49.3 billion of receivables.

We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $197 million and $182 million at June 30, 2006 and December 31, 2005, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. We are not the primary beneficiary of these SPEs. The outstanding balance of finance receivables that have been sold by us to these SPEs was approximately $5.0 billion and $5.7 billion at June 30, 2006 and December 31, 2005, respectively.

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7.	DEBT

At June 30, 2006 and December 31, 2005, debt was as follows (in millions):

	Interest Rates
	Average Contractual (a)		Weighted- Average (b)		June 30,	December 31,
	2006	2005	2006	2005	2006	2005
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	5.2%	4.3%			$21,343	$21,751
Other asset-backed short-term debt (c)	5.3%	N/A			1,836	—
Ford Interest Advantage (d)	5.7%	4.9%			6,371	6,719
Commercial paper - unsecured	5.1%	4.8%			386	1,041
Other short-term debt (e)	5.3%	5.8%			2,241	2,325
Total short-term debt	5.3%	4.6%	5.4%	5.0%	32,177	31,836
Long-term debt
Senior indebtedness
Notes payable within one year					15,041	20,823
Notes payable after one year (f)					54,957	63,879
Unamortized discount					(89)	(62)
Asset-backed debt (c)
Notes payable within one year					11,872	5,357
Notes payable after one year					19,759	12,667
Total long-term debt (g)	5.8%	5.9%	5.5%	5.1%	101,540	102,664
Total debt	5.7%	5.6%	5.5%	5.1%	$133,717	$134,500

(a)	Second quarter 2006 and fourth quarter 2005 average contractual rates exclude the effects of interest rate swap agreements and facility fees.
(b)	Second quarter 2006 and fourth quarter 2005 weighted-average rates include the effects of interest rate swap agreements and facility fees.
(c)
Obligations issued or arising in securitization transactions that are payable out of collections on finance receivables and interests in operating leases and the related vehicles that have been sold for legal purposes. This debt is not our legal obligation.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.
(e)	Includes $38 million and $52 million with affiliated companies at June 30, 2006 and December 31, 2005, respectively.
(f)	Includes $153 million and $126 million with affiliated companies at June 30, 2006 and December 31, 2005, respectively.
(g)	Average contractual and weighted-average interest rates for total long-term debt reflects the rates for both notes payable within one year and notes payable after one year.

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8.	RETAINED EARNINGS AND COMPREHENSIVE INCOME

Retained Earnings

The following table summarizes earnings retained for use in the business for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Retained earnings, beginning balance	$5,437	$5,726	$5,208	$5,474
Net income	441	740	920	1,450
Dividends (a)	(400)	(1,000)	(650)	(1,458)
Retained earnings, ending balance	$5,478	$5,466	$5,478	$5,466

(a)	Dividends for the first half of 2005 included the transfer of a Ford Credit affiliate to Ford, with a net book value of $8 million.

Comprehensive Income

The following table summarizes comprehensive income for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net income	$441	$740	$920	$1450
Other comprehensive income	300	(234)	352	(353)
Total comprehensive income	$741	$506	$1,272	$1,097

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

Income Statement Impact

The ineffective portion of both fair value and cash flow hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments that reflect changes in exchange and interest rates for non-designated hedging activity are recorded in other income and are shown for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Loss from continuing operations before income taxes	$0	$(50)	$(23)	$(100)

Balance Sheet Impact

The fair value of derivatives reflects the price that a third party would be willing to pay or receive in an arm's length transaction and includes mark-to-market adjustments to reflect the effect of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes the estimated net fair value of our derivative financial instruments at June 30, 2006 and December 31, 2005, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis (in millions):

	June 30, 2006		December 31, 2005
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
	(Unaudited)
Interest rate swaps	$712	$107	$1,657	$96
Foreign currency swaps	861	709	1,089	789
Forwards and options (a)	—	75	6	—
Impact of netting agreements	(9)	(9)	(205)	(205)
Total derivative financial instruments	$1,564	$882	$2,547	$680

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

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

Key operating data for our operating segments for the periods ended June 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	Inter- national Segment	Unallocated Risk Management	Effect of Sales of Receivables	Total	Total
	(Unaudited)
Second Quarter 2006
Revenue	$3,589	$841	$0	$(126)	$(126)	$4,304
Income
Income from continuing operations before income taxes	476	180	0	—	0	656
Provision for income taxes	152	63	0	—	0	215
Income from continuing operations	324	117	0	—	0	441
Other disclosures
Depreciation on vehicles subject to operating leases	1,192	72	—	—	—	1,264
Interest expense	1,561	429	—	(164)	(164)	1,826
Provision for credit losses	(23)	27	—	—	—	4

Second Quarter 2005
Revenue	$3,500	$981	$(50)	$(316)	$(366)	$4,115
Income
Income from continuing operations before income taxes	972	240	(50)	—	(50)	1,162
Provision for income taxes	360	84	(18)	—	(18)	426
Income from continuing operations	612	156	(32)	—	(32)	736
Other disclosures
Depreciation on vehicles subject to operating leases	982	113	—	—	—	1,095
Interest expense	1,235	445	—	(294)	(294)	1,386
Provision for credit losses	(140)	29	—	—	—	(111)

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.	SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	Inter- national Segment	Unallocated Risk Management	Effect of Sales of Receivables	Total	Total
	(Unaudited)
First Half 2006
Revenue	$7,049	$1,688	$(23)	$(246)	$(269)	$8,468
Income
Income from continuing operations before income taxes	1,046	384	(23)	—	(23)	1,407
Provision for income taxes	360	135	(8)	—	(8)	487
Income from continuing operations	686	249	(15)	—	(15)	920
Other disclosures
Depreciation on vehicles subject to operating leases	2,300	145	—	—	—	2,445
Interest expense	2,982	861	—	(340)	(340)	3,503
Provision for credit losses	(52)	50	—	—	—	(2)
Finance receivables (including net investment in operating leases)	113,434	37,371	19	(14,632)	(14,613)	136,192
Total assets	134,890	40,839	19	(13,482)	(13,463)	162,266

First Half 2005
Revenue	$7,055	$1,993	$(100)	$(588)	$(688)	$8,360
Income
Income from continuing operations before income taxes	1,824	499	(100)	—	(100)	2,223
Provision for income taxes	676	174	(37)	—	(37)	813
Income from continuing operations	1,148	325	(64)	—	(64)	1,409
Other disclosures
Depreciation on vehicles subject to operating leases	1,962	210	—	—	—	2,172
Interest expense	2,438	910	—	(536)	(536)	2,812
Provision for credit losses	(38)	44	—	—	—	6
Finance receivables (including net investment in operating leases)	121,018	38,583	136	(39,206)	(39,070)	120,531
Total assets	148,785	41,665	136	(33,919)	(33,783)	156,667

Item 1.	Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.	GUARANTEES AND INDEMNIFICATIONS

The fair values of guarantees and indemnifications issued during 2006 and 2005 are recorded in the financial statements and are de minimis.

At June 30, 2006, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights could be stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $272 million.

Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the second quarter of 2006, there were no significant changes to our indemnifications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 2006 Compared with Second Quarter 2005

In the second quarter of 2006, net income was down $299 million compared with a year ago. Our income from continuing operations before income taxes was down $506 million. The decrease in earnings primarily reflected higher borrowing costs, the impact of lower average receivable levels in our managed portfolio, lower credit loss reserve reductions and higher depreciation expense. Results of our operations by business segment for the second quarter of 2006 and 2005 are shown below:

	Second Quarter
	2006	2005	2006 Over/(Under) 2005
Income from continuing operations before income taxes	(in millions)
North America segment	$476	$972	$(496)
International segment	180	240	(60)
Unallocated risk management	0	(50)	50
Income from continuing operations before income taxes	656	1,162	(506)
Provision for income taxes and minority interests	(215)	(426)	211
Income/(Loss) from discontinued operations	—	4	(4)
Total net income	$441	$740	$(299)

The decrease in North America segment income primarily reflected the same causal factors described above.

The decrease in International segment income primarily reflected higher borrowing costs and the impact of lower average retail receivable levels in our managed portfolio.

The improvement in unallocated risk management income reflected more favorable market valuations primarily related to non-designated derivatives. See Note 9 of our Notes to the Financial Statements for additional information.

First Half 2006 Compared with First Half 2005

In the first half of 2006, net income was down $530 million compared with a year ago. Our income from continuing operations before income taxes was down $816 million. The decrease in earnings primarily reflected higher borrowing costs, the impact of lower average receivable levels in our managed portfolio and higher depreciation expense. Results of our operations by business segment for the first half of 2006 and 2005 are shown below:

	First Half
	2006	2005	2006 Over/(Under) 2005
Income from continuing operations before income taxes	(in millions)
North America segment	$1,046	$1,824	$(778)
International segment	384	499	(115)
Unallocated risk management	(23)	(100)	77
Income from continuing operations before income taxes	1,407	2,223	(816)
Provision for income taxes and minority interests	(487)	(814)	327
Income/(Loss) from discontinued operations	—	41	(41)
Total net income	$920	$1,450	$(530)

The decrease in North America segment income primarily reflected the same causal factors described above.

The decrease in International segment income primarily reflected the same causal factors described for the second quarter.

The improvement in unallocated risk management income reflected the same causal factors described for the second quarter.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Placement Volume and Financing Share

Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Second Quarter		First Half
	2006	2005	2006	2005
	(in thousands)
North America segment
United States	443	424	841	834
Canada	56	51	91	82
Total North America segment	499	475	932	916

International segment
Europe	182	206	367	392
Other international	56	65	121	138
Total International segment	238	271	488	530

Total contract placement volume	737	746	1,420	1,446

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Second Quarter		First Half
	2006	2005	2006	2005
United States
Financing share - Ford, Lincoln and Mercury
Retail installment and lease	45%	40%	44%	41%
Wholesale	79	81	80	81
Europe
Financing share - Ford
Retail installment and lease	25%	29%	25%	28%
Wholesale	95	97	95	97

North America Segment.

In the second quarter of 2006, our total contract placement volumes were up 24,000 contracts, primarily reflecting the overall industry growth in leasing. Our retail installment and lease financing share increased five points from a year ago, primarily reflecting the impact of Ford's marketing programs that emphasize financing incentives through us.

In the first half of 2006, our total contract placement volumes were essentially unchanged from a year ago. Our wholesale market share declined in the first half of 2006, primarily reflecting the impact of competitive actions taken by banks and other alternative financing sources.

International Segment.

In the second quarter of 2006, our total contract placement volumes were 238,000 contracts, down 33,000 contracts from a year ago, primarily reflecting reduced volumes in Britain and Spain.

In the first half of 2006, our total International contract placement volumes were 488,000 contracts, down 42,000 contracts from a year ago, reflecting the causal factors described above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition
Finance Receivables and Operating Leases

Our operating results are impacted significantly by the level of our receivables, which are shown below:

	June 30, 2006	December 31, 2005
Receivables	(in billions)

On-Balance Sheet
(including on-balance sheet securitizations)
Finance receivables
Retail installment	$66.5	$65.7
Wholesale	39.9	39.6
Other	4.5	4.6
Total finance receivables, net	110.9	109.9
Net investment in operating leases	25.3	22.2
Total on-balance sheet (a)	$136.2	$132.1

Memo: Allowance for credit losses included above	$1.4	$1.6

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$14.6	$18.0
Wholesale	—	—
Other	—	—
Total finance receivables, net	14.6	18.0
Net investment in operating leases	—	—
Total securitized off-balance sheet	$14.6	$18.0

Managed
Finance receivables
Retail installment	$81.1	$83.7
Wholesale	39.9	39.6
Other	4.5	4.6
Total finance receivables, net	125.5	127.9
Net investment in operating leases	25.3	22.2
Total managed	$150.8	$150.1

Serviced	$153.8	$153.0

(a)
At June 30, 2006 and December 31, 2005, about $52.1 billion and $44.7 billion, respectively, of finance receivables have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. In addition, at June 30, 2006 and December 31, 2005, interests in operating leases and the related vehicles of $12.5 billion and $6.5 billion, respectively, have been transferred for legal purposes and are held for the benefit of consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay our other obligations or the claims of our other creditors.

On-balance sheet, managed and serviced receivables increased from year-end 2005 primarily reflecting increased investments in operating leases, offset partially by lower retail contract placement volumes. We expect to have lower receivable levels in the second half of 2006. At year-end 2006, we anticipate managed receivables to be about $145 billion.

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

Credit Loss Metrics

Worldwide

The following table shows worldwide credit losses net of recoveries ("charge-offs") for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs for the period on an annualized basis divided by the average amount of receivables outstanding for the period, are shown below for our on-balance sheet and managed portfolios.

	Second Quarter		First Half
	2006	2005	2006	2005
Charge-offs	(in millions)

On-Balance Sheet
Retail installment and lease	$64	$140	$175	$307
Wholesale	19	(1)	19	16
Other	—	(2)	—	(5)
Total on-balance sheet	$83	$137	$194	$318

Reacquired Receivables (retail) (a)	$0	$5	$2	$14

Securitized Off-Balance Sheet
Retail installment and lease	$19	$27	$42	$66
Wholesale	—	—	—	—
Other	—	—	—	—
Total securitized off-balance sheet	$19	$27	$42	$66

Managed
Retail installment and lease	$83	$172	$219	$387
Wholesale	19	(1)	19	16
Other	—	(2)	—	(5)
Total managed	$102	$169	$238	$398

Loss-to-Receivables Ratios

On-Balance Sheet
Retail installment and lease	0.28%	0.59%	0.39%	0.64%
Wholesale	0.20	(0.01)	0.10	0.13
Total including other	0.25%	0.44%	0.29%	0.50%

Managed
Retail installment and lease	0.31%	0.60%	0.42%	0.66%
Wholesale	0.20	(0.01)	0.10	0.08
Total including other	0.27%	0.41%	0.32%	0.48%

(a)	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR Owner Trust retail securitization program ("FCAR") in the second quarter of 2003.

Charge-offs and loss-to-receivables ratios for our on-balance sheet, securitized off-balance sheet and managed portfolios declined from a year ago and have reached their lowest levels in the past five years. These improvements primarily reflect a higher quality retail installment and lease portfolio and enhancements to our collection practices. Lower average levels of retail installment receivables also contributed to reduced charge-offs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio. This portfolio was approximately 60% of our worldwide-managed portfolio of retail installment receivables and net investment in operating leases at June 30, 2006. Trends and causal factors are consistent with the worldwide results described in the preceding section.

	Second Quarter		First Half
	2006	2005	2006	2005
On-Balance Sheet
Charge-offs (in millions)	$36	$84	$107	$180
Loss-to-receivables ratios	0.27%	0.63%	0.41%	0.65%

Managed
Charge-offs (in millions)	$48	$107	$138	$236
Loss-to-receivables ratios	0.30%	0.62%	0.43%	0.67%

Other Metrics — Serviced
Repossessions (in thousands)	19	25	42	55
Repossession ratios (a)	1.79%	2.05%	1.96%	2.25%
Average loss per repossession	$6,300	$6,000	$6,100	$6,000
New bankruptcy filings (in thousands)	5	20	9	38
Over-60 day delinquency ratio (b)	0.14%	0.12%	0.14%	0.12%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.
(b)	Delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in ‘‘Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 to Part II of our 2005 10-K Report.

	June 30, 2006	December 31, 2005
	(in billions)
Allowance for Credit Losses
Retail installment and lease	$1.3	$1.5
Wholesale	0.1	0.1
Other	0.0	0.0
Total allowance for credit losses	$1.4	$1.6

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.34%	1.63%
Wholesale	0.20	0.24
Other	0.76	0.77
Total	0.99%	1.19%

Our allowance for credit losses decreased approximately $200 million from year-end 2005, primarily reflecting improved charge-off performance.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for 97% of our total investment in operating leases at June 30, 2006:

	Second Quarter		First Half
	2006	2005	2006	2005
	(in thousands)
Placements	125	100	253	184
Terminations	87	127	172	233
Returns	59	80	119	149

In the second quarter of 2006, placement volumes were up 25,000 units compared with the same period a year ago, primarily reflecting the overall industry growth in leasing. Termination and return volumes decreased 40,000 units and 21,000 units, respectively, compared with a year ago, primarily reflecting lower placement volumes in 2003.

In the first half of 2006, placement volumes were up 69,000 units compared with the same period a year ago. Termination and return volumes decreased 61,000 units and 30,000 units, respectively. Trends and causal factors are consistent with those described above.

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

In June 2006, S&P lowered our long-term senior unsecured rating to B+ from BB-, maintained the short term rating at B-2 and maintained the outlook at Negative. In June 2006, Fitch affirmed our long-term senior unsecured rating at BB, maintained the short-term rating at B and maintained the outlook at Negative. In July 2006, Moody's lowered our long-term senior unsecured rating to Ba3 from Ba2, maintained the short term rating at "NP" and maintained the outlook at Negative. In July 2006, DBRS lowered our long-term senior unsecured rating to BB (low) from BB, maintained the short-term rating at R-3 (high) and maintained the trend at Negative. The following chart summarizes our credit ratings and the outlook assigned by the NRSROs since the first quarter of 2006:

	DBRS			Fitch			Moody's			S&P
Date	Long-Term	Short-Term	Trend	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook
Mar. 2006	BB	R-3 (high)	Negative	BB	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative
June 2006	BB	R-3 (high)	Negative	BB	B	Negative	Ba2	NP	Negative	B+*	B-2	Negative
July 2006	BB (low)	R-3 (high)	Negative	BB	B	Negative	Ba3	NP	Negative	B+*	B-2	Negative

*	S&P maintained FCE Bank plc's ("FCE") long-term rating at BB-

Funding

Our funding strategy is to maintain liquidity and access to diverse funding sources. As a result of lower credit ratings, our unsecured borrowing costs have increased and our access to unsecured debt markets has become more restricted. In response, we have increased our use of securitization and other asset-backed sources of liquidity and will continue to expand and diversify our asset-backed funding by asset class and region. In addition, we will continue to participate in the whole-loan market and access unsecured term debt when opportunities exist that are consistent with our funding needs. Over time, we likely will need to reduce further the amount of receivables we purchase. A significant reduction in the amount of purchased receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	June 30, 2006	December 31, 2005
	(in billions)
Debt
Asset-backed commercial paper (a)	$21.4	$21.8
Other asset-backed short term debt (a)	1.8	—
Ford Interest Advantage	6.4	6.7
Commercial paper — unsecured	0.4	1.0
Other short-term debt	2.2	2.3
Total short-term debt	32.2	31.8
Unsecured long-term debt (including notes payable within one year)	69.9	84.7
Asset-backed long-term debt (including notes payable within one year) (a)	31.6	18.0
Total debt	133.7	134.5

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	14.6	18.0
Retained interest	(1.1)	(1.4)
Total securitized off-balance sheet funding	13.5	16.6
Total debt plus securitized off-balance sheet funding	$147.2	$151.1

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%
Credit lines to total unsecured commercial paper (including Ford bank lines)	>100	>100
Securitized funding to managed receivables	45	38
Short-term debt and notes payable within one year to total debt	43	43
Short-term debt and notes payable within one year to total capitalization	40	40

(a)
Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the related securitization SPEs.

At June 30, 2006, total debt plus securitized off-balance sheet funding was down $3.9 billion compared with year-end 2005, primarily reflecting repayment of maturing debt.

Term Funding

During the second quarter of 2006, we realized proceeds of $9.9 billion from asset-backed funding (including about $400 million from public and private sales of receivables in off-balance sheet securitizations) and about $2.2 billion from unsecured institutional funding. In addition, we exchanged a portion of our outstanding debt securities for a new series of approximately $1.5 billion of fixed rate notes due 2010, a new series of approximately $1.0 billion of floating rate notes due 2011 and approximately $1.2 billion in cash. The purpose of the debt exchange was to lengthen our average debt maturities and reduce our overall debt levels.

Through June 30, 2006, we completed $25.9 billion of term debt issuance: $15.2 billion through private transactions (of which $13.7 billion was asset-backed funding and $1.5 billion was unsecured) and $10.7 billion through public transactions (of which $6.7 billion was asset-backed funding, $1.5 billion was unsecured and $2.5 billion was from the debt exchange described above); and $1.0 billion from a whole-loan sale transaction. Our present full-year 2006 funding plans are in the range of $12 to $17 billion for public funding and $25 to $33 billion for private transactions (including whole-loan sale transactions).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

At June 30, 2006, our total cash, cash equivalents, marketable securities (excluding marketable securities related to insurance activities), together with funding available through credit facilities and committed purchase programs, was $75 billion. Of this amount, we could utilize $69 billion (based on the availability of receivables at June 30, 2006 that were eligible for sale under our committed programs). We have access to the following sources to provide liquidity for all of our short-term funding obligations:

Cash, Cash Equivalents and Marketable Securities. At June 30, 2006, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $16.0 billion, compared with $17.9 billion at year-end 2005. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. These cash, cash equivalents and marketable securities primarily include short-term U.S. Treasury bills, federal agency discount notes, highly rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days and will vary based on market conditions and liquidity needs. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs. Cash balances to be used only to support the on-balance sheet securitization transactions at June 30, 2006 and December 31, 2005, were approximately $5.3 billion and $2.3 billion, respectively. The increase primarily reflects about $2.0 billion in cash collections for a wholesale term transaction that matured in July 2006.

Committed Purchase Programs.  We have entered into agreements with several bank-sponsored conduits and other financial institutions pursuant to which such parties are contractually committed to purchase from us, at our option, retail receivables and, under certain agreements, wholesale finance receivables or asset-backed securities backed by wholesale finance receivables, for proceeds up to $20.9 billion ($16.2 billion retail and $4.7 billion wholesale). These agreements have varying maturity dates between August 22, 2006 and March 2, 2009 and ordinarily are renewed annually, with $19.0 billion of the committed facilities having an original term of 364 days. Our ability to obtain funding under these commitments is subject to having a sufficient amount of receivables eligible for sale under these programs. As of June 30, 2006, $8.5 billion of these commitments were in use. These committed facilities are extremely liquid funding sources as we are able to access funds generally within two days. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the purchaser of its purchase commitment.  However, the unused portion of the retail commitments may be terminated if the performance of the sold receivables deteriorates beyond specified levels. Similarly, the unused portion of the wholesale commitments may be terminated if the rate at which dealer vehicle inventory is selling declines below certain levels or if there are significant dealer defaults.  Based on our experience and knowledge as servicer of the sold assets, we do not expect any commitments to be terminated due to these events. None of these arrangements may be terminated based on a change in our credit rating.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Back-up Credit Facilities

Our back-up credit facilities were as follows on the dates indicated:

	June 30, 2006		December 31, 2005
	(in billions)
Back-up Credit Facilities
Ford Credit bank lines	$3.4		$3.8
FCE bank lines	2.3		2.4
Ford bank lines (available at Ford’s option)	6.3		6.5
Asset-backed commercial paper lines	18.9		18.7
Total back-up facilities	30.9	(a)	31.4
Utilized amounts	(1.7)		(1.1)
Total available back-up facilities	$29.2	(a)	$30.3

(a)	As of July 1

At July 1, 2006, we and our majority owned subsidiaries, including FCE, had $5.7 billion of contractually committed credit facilities with financial institutions, of which $4.1 billion were available for use. Of the lines available for use, 30% (or $1.2 billion) are committed through June 30, 2010, and the remainder are committed for a shorter period of time. Of the $5.7 billion, about $3.4 billion constitute Ford Credit facilities ($2.7 billion global and about $700 million non-global) and $2.3 billion are FCE facilities ($2.2 billion global and about $100 million non-global). Our global credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to borrow.

At Ford's option, Ford's global lines of credit of $6.3 billion may be used by any of its direct or indirect, majority owned subsidiaries on a guaranteed basis. Of this amount, $4.9 billion is committed through June 30, 2010. Ford also has the ability to transfer, on a non-guaranteed basis, $2.0 billion of such credit lines to us and approximately $500 million to FCE.

In addition, at July 1, 2006, banks provided $18.9 billion of contractually committed liquidity facilities exclusively to support our two on-balance sheet asset-backed commercial paper programs; $18.5 billion supported our FCAR program and $375 million supported our Motown NotesSM wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At July 1, 2006, $18.0 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. At July 1, 2006, the outstanding balances were $16.4 billion for the FCAR program and $5.0 billion for the Motown Notes program.

Whole-Loan Sale Transactions

We have a program to sell retail installment sale contracts in transactions where we retain no interest and thus no exposure to the sold assets. These transactions, which we refer to as "whole-loan sale transactions," provide liquidity by enabling us to reduce our managed receivables and our need for funding to support those receivables. We did not sell any receivables in whole-loan sale transactions in the second quarter of 2006. Total outstanding receivables sold in whole-loan transactions at June 30, 2006 were $3.0 billion.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Sales of Receivables Activity

The following table illustrates our worldwide receivable sales activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Second Quarter		First Half
	2006	2005	2006	2005
	(in billions)

North America segment
Public retail	$—	$3.0	$—	$7.5
Conduit	—	0.8	1.0	2.8
Motown Notes program	—	—	—	1.4
Public wholesale	—	2.3	—	2.3
Total North America segment	—	6.1	—	14.0
International segment
Europe
Public	—	0.2	0.1	0.4
Conduit	0.1	0.2	0.1	0.3
Total Europe	0.1	0.4	0.2	0.7
Asia-Pacific	—	—	—	—
Latin America	0.3	—	0.7	—
Total International segment	0.4	0.4	0.9	0.7
Net proceeds	0.4	6.5	1.9	14.7
Whole-loan sales	—	—	1.0	1.5
Total net proceeds	0.4	6.5	2.9	16.2
Retained interest and other	—	(2.0)	0.2	(2.8)
Total receivables sold	0.4	4.5	3.1	13.4
Prior period sold receivables, net of paydown activity	17.2	38.8	14.5	29.9
Total sold receivables outstanding at the end of the relevant period	17.6	43.3	17.6	43.3
Memo:
Less: Receivables outstanding in whole-loan sale transactions	(3.0)	(4.1)	(3.0)	(4.1)
Total securitized off-balance sheet receivables	$14.6	$39.2	$14.6	$39.2

In the first half of 2006, total net proceeds from off-balance sheet sales of receivables totaled $2.9 billion, down $13.3 billion compared with a year ago. The decrease in net proceeds primarily reflected the impact of the U.S. public retail transaction being reported on-balance sheet in the first half of 2006. Additionally, we consolidated our off-balance sheet wholesale securitization program in the fourth quarter of 2005, which caused new debt issued by the trust to be reported on-balance sheet.

The Effect of Off-Balance Sheet Receivables Sales Activity on Financial Reporting

We report the following items in Investment and other income related to sales of receivables on our income statement:

•	Servicing fee income from sold receivables that we continue to service,
•	Net gain on sales of finance receivables,
•	Income on interest in sold wholesale receivables and retained securities, and
•	Income from residual interest and other income.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Second Quarter		First Half
	2006	2005	2006	2005
	(in millions)

Servicing fees	$54	$106	$112	$205
Net gain on sales of receivables	30	2	54	27
Income on interest in sold wholesale receivables and retained securities	8	109	16	225
Income on residual interest and other	98	226	218	431
Investment and other income related to sales of receivables	190	443	400	888
Less: Whole-loan income	(17)	(21)	(20)	(37)
Income related to off-balance sheet securitizations	$173	$422	$380	$851

Memo:
Finance receivables sold (in billions)	$0.4	$4.5	$3.1	$13.4
Servicing portfolio as of period-end (in billions)	17.6	43.3	17.6	43.3
Pre-tax gain per dollar of retail receivables sold	7.4%	—	1.7%	0.2%

In the second quarter and first half of 2006, income related to off-balance sheet securitizations declined $249 million and $471 million respectively, compared with a year ago. The declines primarily reflected lower wholesale-retained interest in securitized assets, servicing fees and income on residual interest due to the accounting consolidation of our wholesale securitization program in the fourth quarter of 2005. This consolidation caused the activity related to these receivables previously sold by us in this program to be reported on-balance sheet.

The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:

	Second Quarter		First Half
	2006	2005	2006	2005
	(in millions)
Financing revenue
Retail revenue	$299	$412	$626	$812
Wholesale revenue	—	326	—	627
Total financing revenue	299	738	626	1,439
Borrowing cost	(164)	(294)	(340)	(536)
Net financing margin	135	444	286	903
Net credit losses	(19)	(27)	(42)	(66)
Income before income taxes	$116	$417	$244	$837

Memo:
Income related to off-balance sheet securitizations	$173	$422	$380	$851
Recalendarization impact of off-balance sheet securitizations	57	5	136	14

In the second quarter and first half of 2006, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $57 million and $136 million higher, respectively, than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero.

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

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity
		Total Debt	+	Securitized Off-balance Sheet	-	Retained Interest in Securitized Off-balance Sheet	-	Cash, Cash Equivalents & Marketable	-	Fair Value Hedge Accounting Adjustments
				Receivables		Receivables		Securities*		on Total Debt
Managed Leverage	=
				Equity	+	Minority Interest	-	Fair Value Hedge Accounting Adjustments on Equity

*	Excluding marketable securities related to insurance activities

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30, 2006	December 31, 2005

Total debt	$133.7	$134.5
Total stockholder’s equity	11.4	10.7
Financial statement leverage (to 1)	11.8	12.5

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30, 2006	December 31, 2005

Total debt	$133.7	$134.5
Securitized off-balance sheet receivables outstanding	14.6	18.0
Retained interest in securitized off-balance sheet receivables	(1.1)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(16.0)	(17.9)
Fair value hedge accounting adjustments	(0.7)	(1.6)
Total adjusted debt	$130.5	$131.6

Total stockholder’s equity (including minority interest)	$11.4	$10.7
Fair value hedge accounting adjustments	(0.1)	(0.0)
Total adjusted equity	$11.3	$10.7

Managed leverage (to 1)	11.5	12.3

*	Excluding marketable securities related to insurance activities

Our managed leverage strategy involves establishing a leverage level that takes into consideration prevailing market conditions and reflects the risk characteristics of our business. At June 30, 2006, our managed leverage was 11.5 to 1, compared with 12.3 to 1 at year-end 2005. For the remainder of 2006, we expect our managed leverage to trend down slightly from the current ratio of 11.5 to 1. In the first half of 2006, we paid dividends of $650 million.

Accounting Standards Issued But Not Yet Adopted

In June, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing the potential impact on our financial condition and results of operations. In addition, we have not yet adopted SFAS Nos. 155 and 156 as previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

We expect our earnings in 2006 to be lower than our earnings in 2005 primarily resulting from the impact of higher interest rates, lower average receivable levels in our managed portfolio and higher depreciation expenses for vehicles subject to operating leases due to market weakness for trucks and medium- and large-sized sport utility vehicles. At year-end 2006, we anticipate managed receivables to be about $145 billion.

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

In our 2005 10-K Report, we discuss in greater detail our market risk, counter-party risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax net interest income to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax net interest income between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax net interest income. Under this model, we estimate that at June 30, 2006, all else constant, such an increase in interest rates would reduce our pre-tax net interest income by approximately $78 million over the next twelve months, compared with $40 million at December 31, 2005. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax net interest income could be higher or lower than the results detailed above.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chief Executive Officer, and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of June 30, 2006 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Control Over Financial Reporting

In the second quarter of 2006, we replaced our commercial paper administration system. In addition, as part of an ongoing effort in Europe, we replaced our primary wholesale financing receivable system in Germany.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed separately with the SEC and included as an exhibit to this report (without Financial Statements or Exhibits).

On May 31, 2006, we closed our service center located in Richardson, Texas and on July 31, 2006, we closed our service center in Baltimore, Maryland. We migrated the work to our other regional service centers located in the United States. This action will further harmonize our servicing activities and improve cost efficiency.

ITEM 6.	EXHIBITS

Exhibits: please refer to the Exhibit Index on page 33.

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

FORD MOTOR CREDIT COMPANY

By:	/s/ Kenneth R. Kent
(Kenneth R. Kent)
Vice Chairman, Chief Financial Officer and Treasurer

Date:	August 4, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Ford Motor Credit Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and its subsidiaries as of June 30, 2006, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the consolidated statement of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
August 4, 2006

FORD MOTOR CREDIT COMPANY

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated August 4, 2006, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1, 2, 4 and 5 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006	Incorporated herein by reference to Ford Motor Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. File No. 1-3950.