Form 10-K/A
period 2005-12-31
FORD MOTOR CREDIT CO
filed 2006-11-14
CIK 38009

Ford Motor Credit Company

ANNUAL REPORT
ON FORM 10-K/A

for the year ended
December 31, 2005

Filed pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Page
Consolidated Statement of Stockholder’s Equity	FC-5
Consolidated Statement of Cash Flows	FC-6
Notes to the Financial Statements	FC-7
By-Laws	3-B-1
Calculation of Ratio of Earnings to Fixed Charges	12-1
Consent of Independent Registered Public Accounting Firm	23-1
Powers of Attorneys	24-1
Rule 15d-14(a) Certification of CEO	31.1-1
Rule 15d-14(a) Certification of CFO	31.2-1
Section 1350 Certification of CEO	32.1-1
Section 1350 Certification of CFO	32.2-1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K/A
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

EXHIBIT INDEX APPEARS AT PAGE 56

EXPLANATORY NOTE - RESTATEMENT OF FINANCIAL INFORMATION

Ford Motor Credit Company ("Ford Credit", the "Company", "we", "our" or "us") is filing this Annual Report on Form 10-K/A for the year ended December 31, 2005 ("Amendment" or "2005 Form 10-K/A Report") to amend our Annual Report on Form 10-K for the year ended December 31, 2005 ("Original Filing" or "2005 Form 10-K Report") that was filed with the Securities and Exchange Commission ("SEC") on March 1, 2006.

In October of 2006, we reviewed our application of paragraph 68 of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. One of the general requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

Based on our review, we concluded that all of our interest rate swaps were and continue to be highly effective economic hedges; we also concluded, however, that nearly all of these transactions failed to meet the requirements set forth in Paragraph 68, primarily because:

•	Transactions that we designated as fair value hedges involved interest rate swaps hedging the back-end of debt instruments or involved longer-than-normal settlement periods.

•	We paid or received fees when entering into a derivative contract or upon changing counterparties.

•	Interest rate swaps included terms that did not exactly match the terms of the debt, including prepayment optionality.

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, we have restated our results to reflect the changes in fair value of these instruments as derivative gains and losses through earnings during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result of our analysis, we are restating our historical balance sheets as of December 31, 2005 and 2004; our statements of income, cash flows and stockholder's equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. In 2001 and 2002, when interest rates were trending lower, we have recognized large derivative gains in our restated financial statements. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

Therefore, the cumulative effect of our restatement for these interest rate swaps is a decrease in debt value and an offsetting increase in net income and equity. As a result, we recorded increases/(decreases) in income from continuing operations before income taxes of $(873) million, $(769) million, $(990) million, $2.6 billion and $1.1 billion in 2005, 2004, 2003, 2002 and 2001, respectively.

Explanatory Note - Restatement of Financial Information (Continued)

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements and generally recognized these adjustments in the period in which they were identified. Because our interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments and recording them in the proper periods.

The following table sets forth a reconciliation of previously reported and restated net income and retained earnings as of the dates and for the periods shown (in millions):

	Net Income					Retained Earnings
	2005	2004	2003	2002	2001	At January 1, 2001

Previously reported	$2,492	$2,862	$1,817	$1,234	$839	$8,272
Pre-tax adjustments:
Fair value interest rate swaps	(873)	(769)	(990)	2,588	1,077	—
Out-of-period adjustments	(65)	48	44	287	(27)	(260)
Total pre-tax adjustments	(938)	(721)	(946)	2,875	1,050	(260)
Related tax effects - provision for/(benefit from)	(350)	(277)	(354)	1,082	394	(98)
Net after-tax adjustments	(588)	(444)	(592)	1,793	656	(162)
Restated	$1,904	$2,418	$1,225	$3,027	$1,495	$8,110

See Item 6, "Selected Financial Information" and Note 19 of our Notes to the Financial Statements for additional information and amounts related to our restatement.

Effects of the restatement on the Consolidated Statement of Income are as follows:

•
The fair value interest rate swaps adjustment resulted in a significant change in Interest expense and Other income.  As the interest rate swaps are no longer in a hedge relationship for accounting purposes, the mark-to-market adjustment is recorded in Other income.  This adjustment impacted Other income $(873) million, $(769) million, $(990) million, $2.6 billion and $1.1 billion in 2005, 2004, 2003, 2002 and 2001, respectively.  All net interest charges related to these swaps that were previously classified as Interest expense are now classified as Other income.  The reclassification amounts increased Other income $774 million, $1.4 billion, $1.6 billion, $1.3 billion and $656 million in 2005, 2004, 2003, 2002 and 2001, respectively.  Interest expense was increased by the same amounts.

•
We recorded out-of-period adjustments related to finance revenue recognition associated with our operating lease contracts to reflect earnings on a straight-line basis, rather than an effective interest rate method, corrected the accounting related to the amortization of certain loan origination costs involving securitized assets, and corrected retail revenue recognition primarily related to contract extensions. The restatement reflects an increase/(decrease) in finance revenue of ($78) million, $32 million, $46 million, $282 million and ($22) million in 2005, 2004, 2003, 2002 and 2001, respectively.

•
In addtion to the items listed above, during the affected periods, we also recorded several smaller out-of-period adjustments, which totaled $13 million, $16 million, $(2) million, $5 million and $(5) million in 2005, 2004, 2003, 2002 and 2001, respectively.

Effects of the restatement on the Consolidated Balance Sheet are as follows:

•
The fair value interest rate swaps adjustment resulted in a decrease in the debt value, since the debt is no longer in a hedge accounting relationship. The fair value interest rate swaps adjustment also impacted Deferred income taxes.

•
The restatement included a change in classification of marketable securities from Cash and cash equivalents to Marketable securities of $3.1 billion, $0.0 billion, and $4.9 billion at December 31, 2005, 2004 and 2003, respectively.  These securities had contractual maturities exceeding ninety days from the date of purchase and should not have been reported as cash equivalents.

Explanatory Note - Restatement of Financial Information (Continued)

Effects of the restatement on the Consolidated Statement of Cash Flows are as follows:

•
The fair value interest rate swaps adjustment resulted in an adjustment to net income and did not have any impact on cash. However, for cash flow reporting, the cash flows relating to derivatives were reclassified as Cash flows from operating activities to Cash flows from investing activities.

•
Wholesale receivables that were sold to off-balance sheet securitization trusts were determined to be held for sale. Therefore, cash flows associated with loan acquisitions and sales to the trusts are reported as Net (purchases)/sales of held for sale wholesale receivables in the Cash flows from operating activities section while cash flows from retained interests are reported in Net change in retained interest in securitized assets within Cash flows from investing activities.

•
Beginning with our year ended December 31, 2005 statement of cash flows, we have changed the presentation of cash flows to separately disclose the operating, investing, and financing portions of the cash flows attributable to our discontinued operations.  This revision is in response to public statements by the staff of the Securities and Exchange Commission concerning classification of discontinued operations within the statement of cash flows.  Also, we have included an adjustment in our statement of cash flows related to purchases, collections and liquidations of finance receivables and operating lease vehicles.  This revision had no impact on previously reported totals for Cash flows from investing activities.

•
The reclassification of certain marketable securities from Cash and cash equivalents to Marketable securities described above also resulted in a change in presentation in the statement of cash flows, which increased the levels of activity in the Purchases of marketable securities and Proceeds from sale of marketable securities lines within Cash flows from investing activities.

Management also has determined that a control deficiency relating to the assumption of no ineffectiveness pursuant to Paragraph 68 of SFAS 133(which gave rise to this restatement) constituted a material weakness in our internal control over financial reporting. The material weakness relates to accounting for derivatives that we entered into as fair value hedges using the assumption of no ineffectiveness. We have fully remediated the weakness as of November 14, 2006, the date of this Amendment. See Item 9A. "Controls and Procedures" for additional discussion.

The information that has been previously filed or otherwise reported for the years ended December 31, 2004, 2003, 2002 and 2001, and the interim periods prior to and including the quarter ended September 30, 2005, is superseded by the information in this 2005 Form 10-K/A Report, in our Form 10-Q/A for the quarter ended March 31, 2006, our Form 10-Q/A for the quarter ended June 30, 2006, and our Form 10-Q for the quarter ended September 30, 2006, which are being filed concurrently with this 2005 Form 10-K/A Report. See Item 8 "Financial Statements and Supplementary Data" and Item 9A "Controls and Procedures" in Part II of this 2005 Form 10-K/A Report, and Note 19 of our Notes to the Financial Statements, for more information concerning the restatement. Item 15 of Part IV of our Form 10-K for the year ended December 31, 2005 has been amended to contain currently dated certifications of our Chief Executive Officer and Chief Financial Officer, as well as the currently dated consent of our independent registered public accounting firm. The certifications, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this 2005 Form 10-K/A Report as Exhibits 31.1 and 31.2 and 32.1 and 32.2.

Explanatory Note - Restatement of Financial Information (Continued)

This 2005 Form 10-K/A Report only amends and restates the following items in the Original Filing, in each case as a result of, and to reflect, the restatement, and in the case of Item 7A "Quantitative and Qualitative Disclosures About Market Risk", to clarify the use of our sensitivity analysis:

Part II:

Item 6.	Selected Financial Data

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (solely to clarify the use of our sensitivity analysis)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements and Supplementary Data

Item 9A.	Controls and Procedures

Part IV:

Item 15.	Exhibits and Financial Statement Schedules

For the convenience of the reader, this 2005 Form 10-K/A Report includes, in their entirety, those items in the Original Filing that are not being amended and restated. This 2005 Form 10-K/A Report does not describe events occurring after the Original Filing or modify or update any disclosures in the Original Filing that may have been affected by subsequent events or the passage of time, and the information included in the Original Filing and included in this 2005 Form 10-K/A Report that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing. Such subsequent information or events include among others:

•
the information and events described in our Form 10-Q/A for the quarter ended March 31, 2006, our Form 10-Q/A for the quarter ended June 30, 2006, and our Form 10-Q for the quarter ended September 30, 2006 (all of which are being filed concurrently with this 2005 Form 10-K/A Report); and

•	the information and events described in our current reports on Form 8-K filed subsequent to the date of the Original Filing.

Forward looking statements made and risk factors identified in our Original Filing have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward looking statements and risk factors should be read in their historical context.

PART I

ITEM 1. BUSINESS

The information included in Item 1 in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

Overview

Ford Motor Credit Company (referred to herein as "Ford Credit", the "Company", "we", "our" or "us") was incorporated in Delaware in 1959. We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford"). Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

Our annual reports on Form 10-K and quarterly reports on Form 10-Q filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website located at www.fordcredit.com/investorcenter/. These reports and our current reports on Form 8-K can be found on the SEC's website located at www.sec.gov.

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

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: Ford Credit North America ("North America segment") and Ford Financial International ("International segment"). The North America segment includes our operations in the United States and Canada. The International segment includes our operations in all other countries in which we do business directly and indirectly. Additional financial information regarding our operations by business segments and operations by geographic regions are shown in Note 16 of our Notes to the Financial Statements.

North America Segment

We do business in all 50 states of the United States and in all provinces in Canada. Our United States operations accounted for 67% and 68% of our total managed receivables at year-end 2005 and 2004, respectively, and our Canadian operations accounted for about 8% and 7% of our total managed receivables in 2005 and 2004, respectively. Managed receivables include receivables sold in off-balance sheet securitizations and exclude receivables sold in whole-loan sale transactions. For a discussion of how we review our business performance, including on a managed basis, see the "Overview" section in Item 7.

Item 1. Business (Continued)

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

International Segment

Our International segment includes operations in three main regions: Europe, Asia-Pacific and Latin America. Our Europe region is our largest international operation, accounting for 18% and 19% of our total managed receivables at year-end 2005 and 2004, respectively. Within the International segment, our Europe region accounted for 74% and 77%, respectively, of our managed receivables at year-end 2005 and 2004, respectively. Most of our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc ("FCE"), which operates in the United Kingdom and operates branches in 15 other European countries. In addition, FCE has subsidiaries in the United Kingdom, Finland, Hungary, Poland and the Czech Republic that provide wholesale, leasing and retail vehicle financing. In our largest European markets, Germany and the United Kingdom, FCE offers most of our products and services under the Ford Credit/Bank, Volvo Car Finance, Land Rover Financial Services, Jaguar Financial Services and Mazda Credit/Bank brands. FCE generates most of our European revenue and contract volume from Ford Credit/Bank brand products and services. FCE, through our Worldwide Trade Financing division, provides financing to dealers in countries where typically there is no established local Ford presence. In addition, other private label operations and outsourcing arrangements are in place in several markets in Central and Eastern Europe. We also offer financing in Germany and Sweden for Volvo brand vehicles through Volvo Auto Finanz Service Deutschland GmbH and Volvo Finans, a joint venture with Swedish Volvo dealers. We also have joint ventures in South Africa and Saudi Arabia that provide wholesale, leasing and retail vehicle financing.

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

Competition

The automotive financing business is highly competitive. Our principal competitors for retail and wholesale financing are:

Retail	Wholesale
• Banks	• Banks
• Independent finance companies	• Other automobile manufacturers' affiliated finance companies
• Credit unions and savings and loan associations
• Leasing companies
• Other automobile manufacturers' affiliated finance companies

We compete mainly on the basis of service and financing rates. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. Through these policies we have built strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables, and accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to maximize our competitive position. The ability to tailor our financing services to support Ford's vehicle production and marketing plans gives us a competitive advantage in providing financing to Ford dealers and their customers. In addition, our size allows us to take advantage of economies of scale in both purchasing and servicing our receivables and leases.

No single company is a dominant force in the industry. Some of our bank competitors have developed credit aggregation systems that permit dealers to send, through a single standard system, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. We, along with other automobile manufacturers’ affiliated finance companies, formed a joint venture in 2002, RouteOne LLC ("RouteOne"), that developed a similar credit application management system. RouteOne operates a web-based system that enables dealers and their finance sources, including automobile manufacturers' affiliated finance companies, banks, and other financial institutions, to exchange credit application and decision information online.

Item 1. Business (Continued)

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

Dependence on Ford

The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales and risks can be found in Ford’s Annual Report on Form 10-K/A for the year ended December 31, 2005 ("Ford's 2005 10-K/A Report"), filed separately with the SEC and included as an exhibit to this report (without financial statements and exhibits).

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

Item 1. Business (Continued)

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

Item 1. Business (Continued)

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

When a dealer uses our wholesale financing program to purchase vehicles we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. Our subsidiary, The American Road Insurance Company ("TARIC"), generally provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed by us.

Other Financing

We make loans to dealers for improvements to dealership facilities, working capital and the purchase and financing of dealership real estate. These loans are included in other finance receivables in our financial statements. These loans typically are secured by mortgages on real estate, security interests in other dealership assets and sometimes personal guarantees from the individual owners of the dealership.

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

Item 1. Business (Continued)

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

Payment Extensions. We frequently offer payment extensions to customers who have encountered temporary financial difficulty that limits their ability to pay as contracted. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Following a payment extension, the customer's account is no longer delinquent. Before agreeing to a payment extension, the service representative reviews the customer’s payment history, current financial situation and assesses the customer’s desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. Service center managers review, and generally must approve, payment extensions outside these guidelines.

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

Insurance

We conduct insurance operations primarily through TARIC and its subsidiaries in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:

•	Extended service plan contracts, mainly through Ford dealers for new and used vehicles,
•	Physical damage insurance covering vehicles at dealers' locations and vehicles in-transit between final assembly plants and dealers' locations, and
•	Physical damage/liability coverage on Ford dealer daily rental vehicles.

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

Federal Regulation. We are subject to extensive federal regulation, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail finance transactions include the terms of repayment, the amount financed, the total finance charge and the annual percentage rate. For retail lease transactions, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy and enhanced accuracy in credit reporting content. We are also subject to the Servicemember's Civil Relief Act that prohibits us from charging interest in excess of 6% on transactions with customers who subsequently enter into full-time service with the military and limits our ability to collect future payments from lease customers who terminate their lease early. In addition, we are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters.

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

International

In some countries outside the United States, some of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is authorized as a deposit taking business and insurance intermediary under the Financial Services and Markets Act of 2000 and is regulated by the U.K. Financial Services Authority ("FSA"). FCE also holds a standard license under the U.K. Consumer Credit Act of 1974. Since 1993, FCE has obtained authorizations from the Bank of England (which role is now undertaken by the FSA) pursuant to the Second Banking Consolidation Directive entitling it to operate branches in 15 other European countries. In many other locations where we operate, governmental authorities require us to obtain licenses to conduct our business.

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

Item 1. Business (Continued)

•
We and Ford agree to maintain our stockholder’s equity at a commercially reasonable level to support the amount, quality and mix of our assets taking into account general business conditions affecting us;

•
We will not be required by Ford or any of Ford's automotive affiliates to accept credit or residual risk beyond what we would be willing to accept acting in a prudent and commercially reasonable manner (taking into consideration any interest rate supplements or residual value support payments, guarantees, or other subsidies that are provided to us by Ford or any of Ford's automotive affiliates); and

•
We and Ford are separate, legally distinct companies, and we will continue to maintain separate books and accounts. We will prevent our assets from being commingled with Ford's assets, and hold ourselves out as a separate and distinct company from Ford and Ford's automotive affiliates.

More information about transactions between us and Ford and other affiliates is contained in Note 15 of our Notes to the Financial Statements, “Business — Overview”, “Business — Retail Financing”, “Business — Other Financing” and the description of Ford’s business in Exhibit 99.

ITEM 1A. RISK FACTORS

The information in Item 1A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

The following are the most significant risk factors applicable to us:

Inability to Access Debt or Securitization Markets Around the World at Competitive Rates or in Sufficient Amounts Due to Additional Credit Rating Downgrades or Otherwise - Recent lowering of our credit ratings has increased our borrowing costs and has caused our access to the unsecured debt markets to become more restricted. In response, we have increased our use of securitization and other sources of liquidity. Over time, and particularly in the event of any further credit rating downgrades or a significant decline in the demand for the types of securities we offer, we may need to reduce the amount of receivables we purchase. A significant reduction in the amount of our purchased receivables would significantly reduce our ongoing profits and could adversely affect our ability to support the sale of Ford vehicles.

Higher-Than-Expected Credit Losses - Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors, including unemployment, consumer debt service burden, personal income growth, dealer profitability and used car prices) has a significant impact on our business. The level of credit losses we may experience could exceed our expectations.

Increased Competition from Banks or Other Financial Institutions Seeking to Increase Their Share of Financing Ford Vehicles- No single company is a dominant force in the automotive finance industry. Some of our bank competitors in the United States have developed credit aggregation systems that permit dealers to send, through a single standard system, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. In addition, we are facing increased competition from banks on wholesale financing for Ford dealers. Competition from such competitors may increase, which could adversely affect our profitability and the volume of our business.

Changes in Interest Rates - We are exposed to interest rate risk, and the particular market to which we are most exposed is U.S. dollar LIBOR. Our interest rate risk exposure results principally from "re-pricing risk,'' or differences in the re-pricing characteristics of assets and liabilities. Any inability to adequately control this exposure could adversely affect our business.

Item 1A. Risk Factors (continued)

Collection and Servicing Problems Related to Our Finance Receivables and Net Investment in Operating Leases - After we purchase retail installment sale contracts and leases from dealers and other customers, we manage or service the receivables. Any disruption of our servicing activity, due to inability to access or accurately maintain our customer account records or otherwise, could have a significant negative impact on our ability to collect on those receivables and/or satisfy our customers.

Lower-Than-Anticipated Residual Values or Higher-Than-Expected Return Volumes for Leased Vehicles - We project expected residual values (including residual value support payments from Ford) of the vehicles we lease. Actual proceeds realized by us upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. All of these, alone or in combination, have the potential to adversely affect our profitability.

New or Increased Credit, Consumer or Data Protection, or Other Regulations Resulting in Higher Costs and/or Additional Financing Restrictions - As a finance company, we are highly regulated by governmental authorities in the locations where we operate. In the United States, our operations are subject to regulation, supervision and licensing under various federal, state and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. In some countries outside the United States, our subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Efforts to comply with these laws and regulations impose significant costs on us, and affect the conduct of our business. Additional regulation could add significant cost or operational constraints that might impair the profitability of our business.

Changes in Ford's Marketing Programs That De-Emphasize Financing Incentives, Which Could Result in a Decline in Our Share of Financing of Ford Vehicles - The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. For many years, Ford has sponsored special rate financing programs available only through us. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford vehicles. If Ford were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, such as a recent program in the United States that lowered vehicle purchase prices to those available to Ford employees, our financing volume could be reduced

ITEM 1B. UNRESOLVED STAFF COMMENTS

The information in Item 1B included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

We have no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES

The information in Item 2 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Our North American regional service centers are located in:

United States:	Colorado Springs, Colorado	Greenville, South Carolina
	Tampa, Florida	Nashville, Tennessee
	Baltimore, Maryland	Irving, Texas
Henderson, Nevada

Canada:	Edmonton, Alberta	Ottawa, Ontario

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

ITEM 3. LEGAL PROCEEDINGS

The information in Item 3 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our operations, financial condition and liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2005 10-K/A Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information in Item 5 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

At December 31, 2005, all shares of our common stock were owned by Ford Holdings, LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity securities during 2005, and there is no market for our stock. We paid cash dividends of $2.75 billion and $4.3 billion in 2005 and 2004, respectively. For a discussion of our dividend policy, see the "Leverage" section in Item 7.

ITEM 6. SELECTED FINANCIAL DATA

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

We have not filed amended Form 10-Ks for the years ended December 31, 2004, 2003, 2002 or 2001, or amended Form 10-Qs for the interim periods affected by the restatement prior to and including the quarter ended September 30, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, in our Form 10-Q/A for the quarter ended March 31, 2006, in our Form 10-Q/A for the quarter ended June 30, 2006, and in our Form 10-Q for the quarter ended September 30, 2006, which are being filed concurrently with this Form 10-K/A. See the Explanatory Note, Item 8 "Financial Statements and Supplemental Data" and Item 9A "Controls and Procedures" in Part II of this Form 10-K/A, and Note 19 of our Notes to the Financial Statements.

The information presented in the table below has been adjusted to reflect the restatement of our financial results which is described in the Explanatory Note and Note 19 of our Notes to the Financial Statements included in this Form 10-K/A.

	Restated 2005	Restated 2004	Restated 2003	Restated 2002	Restated 2001
Selected Income Statement	(in millions)
Total revenue	$16,480	$18,561	$20,674	$26,594	$26,130
Depreciation on vehicles subject to operating leases	4,430	4,909	7,009	8,435	8,397
Interest expense	6,616	6,733	7,361	8,210	9,574
Total financing margin and revenue	5,434	6,919	6,304	9,949	8,159
Provision for credit losses	166	900	1,888	2,749	3,199
Income from continuing operations before income taxes	2,923	3,710	2,010	4,854	2,543
Income from continuing operations	1,863	2,337	1,228	3,034	1,485
Net income	1,904	2,418	1,225	3,027	1,495

Memo: Cash dividends paid	$2,750	$4,300	$3,700	$1,150	$400

Selected Balance Sheet	(in billions)
Finance receivables, net	$109.9	$110.8	$105.3	$90.0	$103.2
Net investment in operating leases	22.2	21.9	23.2	31.3	37.2
Total net finance receivables and operating leases	$132.1	$132.7	$128.5	$121.3	$140.4

Allowance for credit losses	$1.6	$2.4	$2.9	$3.0	$2.6
Total assets	162.3	172.9	179.5	170.7	173.7
Total managed receivables (a)	150.1	168.3	175.4	191.4	199.1

Short-term debt	$31.8	$31.8	$24.7	$16.2	$22.6
Long-term debt	101.6	110.6	122.3	120.4	122.3
Total debt	$133.4	$142.4	$147.0	$136.6	$144.9

Stockholder's equity	$11.4	$12.8	$14.2	$15.8	$12.5

(a)
Managed receivables include receivables sold in off-balance sheet securitizations and exclude receivables sold in whole-loan sale transactions. For a discussion of how we review our business performance, including on a managed basis, see the "Overview" section in Item 7.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The information below has been adjusted solely to reflect the impact of the restatement on our financial results which is more fully described in Note 19 of our Notes to the Financial Statements and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

Restatement of Financial Information

In October of 2006, we reviewed our application of paragraph 68 of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. One of the general requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

Based on our review, we concluded that all of our interest rate swaps were and continue to be highly effective economic hedges; we also concluded, however, that nearly all of these transactions failed to meet the requirements set forth in Paragraph 68, primarily because:

•	Transactions that we designated as fair value hedges involved interest rate swaps hedging the back-end of debt instruments or involved longer-than-normal settlement periods.

•	We paid or received fees when entering into a derivative contract or upon changing counterparties.

•	Interest rate swaps included terms that did not exactly match the terms of the debt, including prepayment optionality.

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, we have restated our results to reflect the changes in fair value of these instruments as derivative gains and losses through earnings during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result of our analysis, we are restating our historical balance sheets as of December 31, 2005 and 2004; our statements of income, cash flows and stockholder's equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. In 2001 and 2002, when interest rates were trending lower, we recognized large derivative gains in our restated financial statements. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

Therefore, the cumulative effect of our restatement for these interest rate swaps is a decrease in debt value and an offsetting increase in net income and equity. As a result, we recognized increases/(decreases) in income from continuing operations before income taxes of $(873) million, $(769) million, $(990) million, $2.6 billion and $1.1 billion in 2005, 2004, 2003, 2002 and 2001, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements and generally recognized these adjustments in the period in which they were identified. Because our interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments by recording them in the proper periods.

The following table sets forth a reconciliation of previously reported and restated net income and retained earnings as of the dates and for the periods shown (in millions):

	Net Income			Retained Earnings
	2005	2004	2003	At January 1, 2003

Previously reported	$2,492	$2,862	$1,817	$8,795
Pre-tax adjustments:
Fair value interest rate swaps	(873)	(769)	(990)	3,665
Out-of-period adjustments	(65)	48	44	—
Total pre-tax adjustments	(938)	(721)	(946)	3,665
Related tax effects - provision for/(benefit from)	(350)	(277)	(354)	1,378
Net after-tax adjustments	(588)	(444)	(592)	2,287
Restated	$1,904	$2,418	$1,225	$11,082

See the Explanatory Note, Item 6. "Selected Financial Information" and Note 19 of our Notes to the Financial Statements for additional information and amounts related to our restatement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Business Performance

We review our business performance from several perspectives, including:

•	On-balance sheet basis - includes the receivables we own and receivables sold for legal purposes that remain on our balance sheet,
•	Securitized off-balance sheet basis - includes receivables sold in securitization transactions that are not reflected on our balance sheet
•	Managed basis - includes on-balance sheet and securitized off-balance sheet receivables that we continue to service, and
•	Serviced basis - includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.

We analyze our financial performance primarily on an on-balance sheet and managed basis. We retain interests in receivables sold in off-balance sheet securitizations and, with respect to subordinated retained interests, we have credit risk. As a result, we evaluate credit losses, receivables and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. To evaluate the performance of these activities, we monitor a number of measures, such as repossession statistics, losses on repossessions and the number of bankruptcy filings.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Trends and Strategies

Origination: Buy it Right, Price it Right - Our primary focus is to profitably support the sale of Ford vehicles. We will continue to work closely with our brand partners in 2006 to create value for our dealers and customers by seeking opportunities to go into the marketplace together, maximizing our unique position as Ford's financing company. In 2006, the work to integrate our sales platform of full service branches that support our Ford, Lincoln, Mercury, Jaguar, Land Rover, Mazda, Volvo and Aston Martin brands will be completed. Risk management is also key to our continued value and profitability. We have extensive risk experience and large sample sizes, enabling us to develop proprietary scoring models which outperform generic scoring models. Our focus is on providing new tools and actionable information to dealers and leveraging and strengthening global risk skills internally. Through these efforts, we will continue to optimize profitability as well as generate incremental vehicle sales for Ford.

Servicing: Operate Efficiently, Collect Effectively, Enhance Owner Loyalty - We have been successfully transforming our global business since 2000 and that process will continue in 2006. Our service centers are driving efficiency globally by increasing the commonality of our business processes and information technology platforms. In North America, for example, we enhanced our collection modeling capabilities to allow for more focused collection activity on high-risk accounts and refined a risk-based staffing model to ensure collection resources are aligned with portfolio risk. On a global basis, we are focused on driving cost reductions in proportion to the overall size of our business while improving customer service and owner loyalty.

Funding: Fund it Efficiently, Manage Risk - Our funding strategy is to maintain liquidity and access to diverse funding sources that are cost effective. In recent years, lower credit ratings generally have resulted in higher borrowing costs and reduced access to capital markets. Our credit ratings are closely associated with the credit ratings of Ford, which have been lowered in the last several years. These lower credit ratings are primarily a reflection of concerns regarding Ford's automotive cash flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising health care costs. As our credit ratings have declined, asset-backed funding programs have become more cost effective compared with unsecured funding programs, and allow us access to a broader investor base. We plan to meet the significant portion of our funding requirements through securitizations in 2006.

Results of Operations

Full Year 2005 Compared with Full Year 2004

In 2005, net income was down $514 million compared with a year ago. Our income from continuing operations before income taxes was down $787 million, which included $405 million related to reduced market valuations of non-designated derivatives. The remaining decrease in earnings primarily reflected higher borrowing costs and the impact of lower retail receivable levels, partially offset by improved credit loss performance. Results of our operations by business segment for 2005 and 2004 are shown below:

	Full Year
	Restated 2005	Restated 2004	2005 Over/(Under) 2004
Income from continuing operations before income taxes	(in millions)
North America segment	$2,921	$3,408	$(487)
International segment	914	809	105
Unallocated risk management	(912)	(507)	(405)
Income from continuing operations before income taxes	2,923	3,710	(787)
Provision for income taxes and minority interests	(1,060)	(1,373)	313
Income/(Loss) from discontinued operations	41	81	(40)
Total net income	$1,904	$2,418	$(514)

The decrease in North America segment earnings primarily reflected higher borrowing costs and the impact of lower retail receivable levels, partially offset by improved credit loss performance.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The decrease in unallocated risk management income reflected reduced market valuations primarily related to non-designated derivatives.

Full Year 2004 Compared with Full Year 2003

In 2004, earnings increased $1,193 million compared with 2003. Income from continuing operations before income taxes increased $1,700 million compared with 2003. The increase in earnings primarily reflected improved credit loss performance and improved leasing results. Results of our operations by business segment for 2004 and 2003 are shown below:

	Full Year
	Restated 2004	Restated 2003	2004 Over/(Under) 2003
Income from continuing operations before income taxes	(in millions)
North America segment	$3,408	$2,043	$1,365
International segment	809	673	136
Unallocated risk management	(507)	(706)	199
Income from continuing operations before income taxes	3,710	2,010	1,700
Provision for income taxes and minority interests	(1,373)	(782)	(591)
Income/(Loss) from discontinued operations	81	(3)	84
Total net income	$2,418	$1,225	$1,193

North America segment income in 2004 was up $1,365 million compared with 2003. This increase primarily reflected improved credit loss performance and improved leasing results, offset partially by lower income related to sales of receivables. The improved credit loss performance primarily resulted from fewer repossessions and a lower average loss per repossession. The improvement in leasing results primarily reflected higher used vehicle prices and a reduction in the percentage of vehicles returned to us at lease termination. The lower income related to sales of receivables primarily reflected lower sales of receivables and the impact of lower outstanding off-balance sheet receivables.

International segment income in 2004 was up $136 million compared with 2003. This increase is more than explained by favorable exchange (weaker dollar) in Europe and Asia-Pacific, improved operating costs in Europe, and the sale of the full-service leasing portfolios in the United Kingdom, Italy, Switzerland and Spain.

The increase in unallocated risk management income reflects higher market valuations primarily related to non-designated derivatives.

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

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Full Year
	2005	2004	2003
United States
Financing share - Ford, Lincoln and Mercury
Retail installment and lease	37%	45%	39%
Wholesale	81	84	85
Europe
Financing share - Ford
Retail installment and lease	28%	29%	31%
Wholesale	96	97	97

North America Segment. In 2005, our total contract placement volumes were 1.7 million, down 347,000 contracts from a year ago. This decline, as well as the decline in retail financing share, primarily reflected the impact of Ford's marketing program that offered employee pricing to all customers (the "Family Plan") during the third quarter. During this period, the Family Plan replaced Ford's traditional automotive marketing programs that emphasized the use of our financing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our operating results are impacted significantly by the level of our receivables, which are shown below:

	December 31,
	2005	2004	2003
Receivables	(in billions)

On-Balance Sheet
(including on-balance sheet securitizations)
Finance receivables
Retail installment	$65.7	$81.7	$77.0
Wholesale	39.6	23.8	22.4
Other	4.6	5.3	5.9
Total finance receivables, net	109.9	110.8	105.3
Net investment in operating leases	22.2	21.9	23.2
Total on-balance sheet (a)	$132.1	$132.7	$128.5

Memo: Allowance for credit losses included above	$1.6	$2.4	$2.9

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$18.0	$16.7	$26.6
Wholesale	—	18.9	20.3
Other	—	—	—
Total finance receivables, net	18.0	35.6	46.9
Net investment in operating leases	—	—	—
Total securitized off-balance sheet	$18.0	$35.6	$46.9

Managed
Finance receivables
Retail installment	$83.7	$98.4	$103.6
Wholesale	39.6	42.7	42.7
Other	4.6	5.3	5.9
Total finance receivables, net	127.9	146.4	152.2
Net investment in operating leases	22.2	21.9	23.2
Total managed	$150.1	$168.3	$175.4

Serviced	$153.0	$172.3	$182.7

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

	Full Year
	2005	2004	2003
Charge-offs	(in millions)

On-Balance Sheet
Retail installment and lease	$681	$1,281	$1,737
Wholesale	23	43	148
Other	2	3	6
Total on-balance sheet	$706	$1,327	$1,891

Reacquired Receivables (retail) (a)	$22	$74	$92

Securitized Off-Balance Sheet
Retail installment and lease	$127	$244	$551
Wholesale	—	—	—
Other	—	—	—
Total securitized off-balance sheet	$127	$244	$551

Managed
Retail installment and lease	$830	$1,599	$2,380
Wholesale	23	43	148
Other	2	3	6
Total managed	$855	$1,645	$2,534

Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	0.72%	1.25%	1.73%
Wholesale	0.09	0.20	0.78
Total including other	0.57%	1.02%	1.51%

Managed
Retail installment and lease	0.73%	1.29%	1.74%
Wholesale	0.06	0.10	0.37
Total including other	0.54%	0.96%	1.39%

(a)	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR Owner Trust retail securitization program ("FCAR") in the second quarter of 2003.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

	Full Year
	2005	2004	2003
On-Balance Sheet
Charge-offs (in millions)	$433	$803	$1,067
Loss-to-receivables ratios	0.79%	1.32%	1.82%

Managed
Charge-offs (in millions)	$551	$1,032	$1,583
Loss-to-receivables ratios	0.81%	1.38%	1.87%

Other Metrics — Serviced
Repossessions (in thousands)	109	165	200
Repossession ratios (a)	2.30%	3.02%	3.27%
Average loss per repossession	$6,100	$6,600	$7,350
New bankruptcy filings (in thousands)	84	85	107
Over-60 day delinquency ratio (b)	0.15%	0.18%	0.35%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.
(b)	Delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided below in ‘‘Critical Accounting Estimates — Allowance for Credit Losses.’’

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. Residual risk on operating leases is discussed in more detail below in ‘‘Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases.’’

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

We issue unsecured commercial paper in the United States, Europe and other international markets, with sales mostly to qualified institutional investors. At December 31, 2005, the principal amount outstanding of our unsecured commercial paper was $1.0 billion. Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act"), limits money market mutual funds subject to the 1940 Act to investments only in securities that have received a "1" or "2" rating from at least two NRSROs. In particular, money market mutual funds may hold no more than 5% of their assets in the "Tier-1" securities of any issuer and no more than 1% of their assets in the "Tier-2" securities of any issuer (with no more than 5% of assets permitted in Tier-2 securities from all issuers combined). Tier-1 securities are those receiving a "1" rating from at least two NRSROs; Tier-2 securities are those receiving a "2" rating from at least two NRSROs and not a "1" rating from at least two NRSROs. At present, all of our short-term credit ratings by NRSROs are below the Tier-2 category. As a result, we anticipate a further decline in our unsecured commercial paper balances reflecting decreased investor demand.

We also obtain short-term funding from the sale of floating rate demand notes under a program we named Ford Interest Advantage, and such notes may be redeemed at any time at the option of the holder thereof without restriction. Our policy is to have sufficient cash and cash equivalents, unused committed bank-sponsored asset-backed commercial paper issuer ("conduit") capacity, securitizable assets, and back-up credit facilities to provide liquidity for all of our short-term funding obligations. At December 31, 2005, the principal amount outstanding of such notes was $6.7 billion. We do not hold reserves to fund the payment of the demand notes or any other short-term funding obligation. FCE also issues certificates of deposit primarily to institutional investors in various markets to obtain short-term funding. At December 31, 2005, the principal amount outstanding of such certificates was about $25 million. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding. At lower rating levels, we may have less access to bank borrowings.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of Funding Sources

The cost of both debt and funding in securitizations is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our unsecured commercial paper and floating rate demand notes funding costs are based on spreads over the London Interbank Offered Rate ("LIBOR"), a commonly used benchmark interest rate. Our unsecured long-term debt and securitized funding costs are based on spreads over U.S. Treasury securities of similar maturities, LIBOR or other benchmark rates.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	December 31,
	Restated 2005	Restated 2004	Restated 2003
	(in billions)
Debt
Asset-backed commercial paper (a)	$21.8	$12.6	$9.0
Ford Interest Advantage	6.7	7.7	7.3
Commercial paper — unsecured	1.0	8.9	6.1
Other short-term debt	2.3	2.6	2.3
Total short-term debt	31.8	31.8	24.7
Unsecured long-term debt (including notes payable within one year)	83.6	106.7	122.0
Asset-backed long-term debt (including notes payable within one year) (a)	18.0	3.9	0.3
Total debt	133.4	142.4	147.0

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	18.0	35.6	46.9
Retained interest	(1.4)	(9.2)	(12.6)
Total securitized off-balance sheet funding	16.6	26.4	34.3
Total debt plus securitized off-balance sheet funding	$150.0	$168.8	$181.3

Ratios
Credit lines to total unsecured commercial paper	>100%	84%	>100%
Credit lines to total unsecured commercial paper (including Ford bank lines)	>100	>100	>100
Securitized funding to managed receivables	38	26	25
Short-term debt and notes payable within one year to total debt	43	43	36
Short-term debt and notes payable within one year to total capitalization	40	40	33

(a)
Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the related securitization SPEs.

At December 31, 2005, outstanding unsecured commercial paper was down $7.9 billion from year-end 2004, reflecting decreased investor demand. At December 31, 2005, total debt plus securitized off-balance sheet funding was down $18.8 billion compared with year-end 2004, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels. The increase in asset-backed commercial paper and asset-backed long term debt on our balance sheet and the decrease in securitized off-balance sheet funding primarily reflected the accounting consolidation of our wholesale securitization program as a result of certain changes made to the program in the fourth quarter of 2005, which caused the debt previously issued by the trust to be reported on-balance sheet. Short-term debt and notes payable within one year as a percentage of total debt remained unchanged at 43% from year-end 2004 to year-end 2005, primarily resulting from higher on-balance sheet commercial paper balances offset by lower unsecured commercial paper balances.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Funding Plan

The following table shows our term public funding issuances for 2004 and 2005 and our planned issuances for 2006:

	2006 Forecast	2005	2004
	(in billions)
Unsecured Term Debt
Institutional	$0 - 2	$8	$7
Retail	0 - 1	1	5
Total unsecured term debt	0 - 3	9	12

Term Public Securitization (a)	8 - 12	12	6
Total term public funding	$8 - 15	$21	$18

Memo - Not Included Above
Private Transactions (b)	$25 - 35	$18	$10

(a)	Reflects new issuance and includes funding from discontinued operations in 2004; excludes whole-loan sales and other structured financings.
(b)
Includes private securitizations, other structured financings and whole-loan sales; excludes sales to our on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions.

In 2005, we completed about $21 billion of public term funding transactions. We expect our full year 2006-term public funding requirements to be between $8 billion and $15 billion.

Because we expect to continue using private funding sources and further reduce our managed receivables in 2006, our term public funding requirements are lower than the combined amount of maturing debt and amortization of asset-backed securities (about $50 billion). Any whole-loan sale transactions (see "Liquidity" below) could further reduce our funding requirements.

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

Our funding plan is subject to risks and uncertainties, many of which are beyond our control (see "Liquidity Risks" below).

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

Cash, Cash Equivalents and Marketable Securities. At December 31, 2005, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $17.9 billion, compared with $12.7 billion at year-end 2004. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents and marketable securities include short-term U.S. Treasury bills, federal agency discount notes, highly rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 60 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs. At December 31, 2005, $2.3 billion of our total cash balance was legally isolated, to support our consolidated securitization SPEs, compared with $1.4 billion at year-end 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

In addition, at December 31, 2005, banks provided $18.7 billion of contractually committed liquidity facilities exclusively to support our two on-balance sheet asset-backed commercial paper programs; $18.2 billion supported our FCAR program and $500 million supported our Motown NotesSM wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At December 31, 2005, $17.7 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. At December 31, 2005, the outstanding balances were $15.3 billion for the FCAR program and $6.5 billion for the Motown Notes program.

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

The securitization process involves the sale of securities that are backed by a pool of receivables. The cash flows on the underlying receivables are used to pay principal and interest on the debt securities and to pay other transaction participants and expenses. Because of the similarity between securitizations and structured financings, we include structured financings and refer to them as securitizations in our analysis of off-balance sheet arrangements and elsewhere in this report.

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

Securitization Programs

We sell retail installment contracts, wholesale receivables and interest in operating leases and the related vehicles through a variety of on- and off-balance sheet securitization programs, using amortizing and revolving structures. These programs are targeted to many different investors in both public and private transactions in capital markets worldwide and include:

•	Retail Securitization - We sell pools of retail installment sale contracts to SPEs that issue securities, most of which are sold to investors in public offerings or private transactions.
•
FCAR - We use a special purpose trust, FCAR, as a source of funds for our operations. FCAR's activities are limited to issuing asset-backed commercial paper and other securities, borrowing from banks and buying highly-rated asset-backed securities issued by securitization SPEs sponsored by us. As of December 31, 2005, FCAR held only asset-backed securities backed by retail installment sale contracts.

•	Conduits - We sell pools of retail installment sale contracts to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsoring bank.
•
Wholesale Securitization and Motown Notes Program - We sell wholesale finance receivables from specified dealer accounts to an SPE that issues term notes that are sold to investors in public offerings and extendible asset-backed commercial paper, called Motown Notes, that are sold to qualified institutional buyers in private transactions.

•	Lease Securitization - We sponsor securitization SPEs that have issued notes backed by interests in operating leases and the related vehicles held in titling SPEs.
•	Other Structured Financings - Our Mexican subsidiary sells pools of retail installment sale contracts to large financial institutions where we retain subordinated interests in the sold receivables.

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

Our Continuing Obligations

We generally have no obligation to repurchase or replace any receivable sold to an SPE that subsequently becomes delinquent in payment or otherwise is in default. Investors holding securities issued by an SPE have no recourse to us or our other assets for credit losses on the sold receivables and have no right to require us to repurchase the securities. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or make monetary contributions or contributions of additional receivables to our SPEs either due to the performance of the sold receivables or the credit rating of our short-term or long-term debt. However, as the seller and servicer of the finance receivables to the SPE, we are obligated to provide certain kinds of support to our securitizations, which are customary in the securitization industry. These obligations consist of indemnifications, receivable repurchase obligations on receivables that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional receivables in revolving transactions and in some cases servicer advances of interest shortfalls. See Note 7 of our Notes to the Financial Statements for more information about these repurchases.

Risks to Continued Funding under Securitization Programs

The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:

•
FCAR - If credit losses or delinquencies in our portfolio of retail, wholesale or lease receivables exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities of the affected type for so long as such levels are exceeded. FCAR is permitted to purchase only highly-rated asset-backed securities, and if the credit enhancement on any asset-backed security purchased by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and would wind down its operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Conduits - If credit losses or delinquencies on the pool of sold receivables held by a conduit exceed specified levels, or if the level of over-collateralization for such pool decreases below a specified level, we will be unable to sell additional pools of receivables to that conduit.

•
Wholesale Securitization and Motown Notes Program - If the payment rates on wholesale receivables are lower than specified levels, the SPE will be unable to issue additional securities and any existing securities would begin to amortize.

Based on our experience, we do not expect that any of these features will have a material adverse impact on our ability to use securitization to fund our operations.

In addition to the specific transaction-related structural features discussed above, our ability to sell receivables in any of our securitization programs may be affected by the following factors:

•
Amount and credit quality of receivables available to sell - Lower overall receivables levels or a higher proportion of non-performing receivables could decrease the amount of receivables available to securitize.

•
Performance of receivables in our previous receivables sales - If receivables in our existing securitization transactions deteriorate significantly, we may not be able to access the market, particularly in public transactions where receivables performance is publicly available and/or the costs to securitize may increase.

•
General demand for the type of receivables supporting the asset-backed securities - Investor desire for securities with different risk and/or yield characteristics could result in reduced demand for these types of investments.

•	Market capacity for us and our sponsored investments - Investors may reach exposure limits and/or wish to diversify away from our risk.
•	Accounting and regulatory changes - Such changes may result in temporary disruption or termination of one or more of our present programs which may or may not be able to be restructured or replaced.
•	Our credit rating - Our rating may impact investors' acceptance of our asset-backed securities.
•	Availability of liquidity facilities - Our ability to maintain back-up liquidity facilities for any programs that require them.

If as a result of any of these or other factors the cost of securitized funding were to increase significantly or funding through securitizations were no longer available to us, it would have a material adverse impact on our financial condition, results of operations or liquidity. However, given the diversity of our securitization programs, it is not likely that these risk factors would impact all programs simultaneously. In addition, new structures could be developed, recognizing that substantial time is required for the development, launch and market acceptance of new programs.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements

The remainder of our securitization programs described above satisfy the requirements for accounting sale treatment and, therefore, the sold receivables and associated debt are removed from our financial statements. However, these off-balance sheet arrangements could have an effect on our financial condition, operating results and liquidity in the same manner as our on-balance sheet arrangements, as described above in Use of Special Purpose Entities, Our Continuing Obligations and the Risks to Continued Funding. The following securitization programs are off-balance sheet arrangements:

•	Certain Retail Securitizations
•	Conduits
•	Certain Other Structured Financings - Retail transactions in Mexico

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

The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Full Year
	Restated 2005	Restated 2004	2003
	(in millions)

Net gain on sales of receivables	$87	$160	$373
Income on interest in sold wholesale receivables and retained securities	327	588	679
Servicing fees	376	372	618
Income on residual interest and other	723	815	941
Investment and other income related to sales of receivables	1,513	1,935	2,611
Less: Whole-loan income	(73)	(91)	(234)
Income related to off-balance sheet securitizations	$1,440	$1,844	$2,377

Memo:
Finance receivables sold (in billions)	$18.1	$6.9	$19.3
Servicing portfolio as of period-end (in billions)	20.9	39.6	54.2
Pre-tax gain per dollar of retail receivables sold	0.5%	2.3%	1.9%

In 2005, income related to off-balance sheet securitizations declined $404 million compared with 2004. The decline primarily reflected lower wholesale-retained interest in securitized assets and lower gains on sale due to higher interest rates.

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

Credit losses related to the off-balance sheet securitized receivables are included in our initial and ongoing valuation of our residual interest in securitization transactions (see "Critical Accounting Estimates - Off-Balance Sheet Sales of Receivables in Securitizations and Other Transactions" below for definition) and neither impact the Provision for credit losses on our income statement nor influence our assessment of the adequacy of our allowance for credit losses related to our on-balance sheet receivables.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:

	Full Year
	Restated 2005	Restated 2004	Restated 2003
	(in millions)
Financing revenue
Retail revenue	$1,498	$1,894	$3,326
Wholesale revenue	1,006	1,097	1,080
Total financing revenue	2,504	2,991	4,406
Borrowing cost	(1,076)	(854)	(1,443)
Net financing margin	1,428	2,137	2,963
Net credit losses	(127)	(244)	(551)
Income before income taxes	$1,301	$1,893	$2,412

Memo:
Income related to off-balance sheet securitizations	$1,440	$1,844	$2,377
Recalendarization impact of off-balance sheet securitizations	139	(49)	(35)

In 2005, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $139 million higher than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero. While the difference in earnings impact between on- or off-balance sheet securitizations is minimal, this funding source has provided us with significant borrowing cost savings compared with unsecured debt and funding flexibility in a difficult funding environment for us.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity

		Total Debt	+	Securitized Off-balance Sheet Receivables	-	Retained Interest in Securitized Off-balance Sheet Receivables	-	Cash, Cash Equivalents, and Marketable Securities (a)	-	Fair Value Hedge Accounting Adjustments on Total Debt
Managed Leverage	=
				Equity	+	Minority Interest	-	Fair Value Hedge Accounting Adjustments on Equity

(a)	Excluding marketable securities related to insurance activities

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	December 31,
	Restated 2005	Restated 2004	Restated 2003

Total debt	$133.4	$142.4	$147.0
Total stockholder’s equity	11.4	12.8	14.2
Financial statement leverage (to 1)	11.7	11.1	10.4

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	December 31,
	Restated 2005	Restated 2004	Restated 2003

Total debt	$133.4	$142.4	$147.0
Securitized off-balance sheet receivables outstanding (a)	18.0	37.7	49.4
Retained interest in securitized off-balance sheet receivables (b)	(1.4)	(9.5)	(13.0)
Adjustments for cash, cash equivalents and marketable securities (c)	(17.9)	(12.7)	(15.7)
Fair value hedge accounting adjustments	(0.5)	(1.3)	(2.1)
Total adjusted debt	$131.6	$156.6	$165.6

Total stockholder’s equity (including minority interest)	$11.4	$12.8	$14.2
Fair value hedge accounting adjustments	(0.7)	(1.3)	(1.5)
Total adjusted equity	$10.7	$11.5	$12.7

Managed leverage (to 1)	12.3	13.6	13.1

(a)	Includes securitized funding from discontinued operations in 2003 and 2004
(b)	Includes retained interest in securitized receivables from discontinued operations in 2003 and 2004
(c)	Excluding marketable securities related to insurance activities

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we consider securitization as an alternative source of funding and evaluate charge-offs, receivables and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents, and marketable securities because they generally correspond to excess debt beyond the amount required to support our operations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt. We make fair value hedge accounting adjustments to our assets, debt and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitizations. The fair value hedge adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of fair value hedge adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For a discussion of our use of interest rate instruments and other derivatives, see Item 7A. We believe the managed leverage measure provides our investors with meaningful information regarding management’s decision-making processes.

Our managed leverage strategy involves establishing a leverage level that takes into consideration prevailing market conditions and reflects the risk characteristics of our business. At December 31, 2005, our managed leverage was 12.3 to 1, compared with 13.6 to 1 a year ago. We plan to continue to reduce our managed leverage in 2006. In 2005, we paid cash dividends of $2.75 billion.

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

	Payments Due by Period
	Restated Total	Restated 2006	Restated 2007-2008	Restated 2009-2010	Restated 2011 and Thereafter
	(in millions)
Long-term debt obligations (a)	$101,625	$26,406	$43,166	$19,151	$12,902
Operating lease obligations	209	66	97	41	5
Purchase obligations	26	20	4	2	—
Total	$101,860	$26,492	$43,267	$19,194	$12,907

(a)	Principal obligations only

For additional information on our long-term debt and operating lease obligations, see Notes 10 and 18 of our Notes to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Assumptions Used. We make projections of two key assumptions:

•	Frequency— the number of finance receivables and operating lease contracts that we expect will default over a period of time, measured as repossessions; and

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

Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, between 280,000 and 450,000 units, or about 68% of Ford Credit's North America operating lease vehicles have been returned to us.

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

Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

•	Auction value— the market value of the vehicles when we sell them at the end of the lease, and

•	Return volumes— the number of vehicles that will be returned to us at lease end.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

To estimate expected lifetime credit losses on the sold receivables, we use statistical models that divide receivables into segments by credit risk quality, contractual term and whether the vehicle financed is new or used. We make estimates based on our historical experience and other factors regarding prepayment speeds and discount rates. These estimates are made separately for each securitization transaction.

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

Accounting Standards Issued But Not Yet Adopted

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS 154 is effective in fiscal years beginning after December 15, 2005. We do not expect any impact on our financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in Item 7A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing. We have expanded our discussion to clarify our use of cash flow sensitivity simulation techniques, but there have been no changes in the processes or methodologies used.

Overview

We are exposed to a variety of risks in the normal course of our business. The extent to which we effectively identify, assess, monitor and manage these risks is critical to our financial condition. The principal types of risk to our business include:

•	Market risk— the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;

•	Counterparty risk— the possibility that a counterparty may default on a derivative contract or cash deposit;

•	Credit risk— the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk— the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;

•	Liquidity risk— the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•
Operating risk— the possibility of fraud by our employees or outside persons, errors relating to transaction processing and systems and actions that could result in compliance deficiencies with regulatory standards or contractual obligations.

We manage each of these types of risk in the context of its contribution to our overall global risk. We make business decisions on a risk-adjusted basis and price our services consistent with these risks.

Credit, residual and liquidity risks are discussed in Items 1 and 7. A discussion of market risk (including currency and interest rate risk), counterparty risk and operating risk follows.

Market Risk

Given the unpredictability of financial markets, we seek to reduce volatility in our cash flow and economic value from changes in interest rates and currency exchange rates. We use various financial instruments, commonly referred to as derivatives, to manage market risks. We do not engage in any trading, market-making, or other speculative activities in the derivative markets.

Our strategies to manage market risks are established by the Ford Global Risk Management Committee ("GRMC"). The GRMC is chaired by the Chief Financial Officer of Ford, and includes the Treasurer of Ford and our Chief Financial Officer.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Currency Exchange Rate Risk

Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars and Euros. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we execute the following foreign currency derivatives to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables:

•	Cross-currency swap — an agreement to convert non-U.S. dollar long-term debt to U.S. dollar denominated payments or non-local market debt to local market debt for our international affiliates; or

•	Foreign currency forward — an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.

As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates is immaterial. For additional information on our derivatives, see “Derivative Notional Values" and "Derivative Fair Values", and Notes 1 and 12 of our Notes to the Financial Statements.

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

Re-pricing risk arises when assets and the debt funding those assets have different re-pricing periods, and consequently, respond differently to changes in interest rates. As an example, consider a hypothetical portfolio of fixed-rate assets that is funded with floating-rate debt. If interest rates increase, the interest paid on debt increases while the interest received on assets remains fixed. In this case, the hypothetical portfolio’s cash flows are exposed to changes in interest rates because its assets and debt have a re-pricing mismatch.

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

Funding sources consist primarily of securitizations and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, we may borrow at terms longer than the terms of our assets, with five to ten year maturities. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

We are exposed to interest rate risk to the extent that a difference exists between the re-pricing profile of our assets and our debt. Specifically, without derivatives, our assets would re-price more quickly than our debt.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Risk Management Objective

Our interest rate risk management objective is to maximize our economic value while limiting the impact of changes in interest rates. We achieve this objective by setting an established risk tolerance and staying within the tolerance through the following risk management process.

Risk Management Process

Our risk management process involves a short-term and a long-term evaluation of interest rate risk by considering potential impacts on our near-term cash flow as well as the economic value of our portfolio of interest rate-sensitive assets and liabilities (our economic value). Our economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of our interest rate-sensitive assets minus the present value of our interest rate-sensitive liabilities. Measuring the impact on our economic value is important because it captures the potential long-term effects of changes in interest rates.

The derivative financial instruments used in our interest rate risk management process are called interest rate swaps. Our interest rate swaps are agreements with counterparties to either receive a fixed rate of interest in return for us paying a floating rate of interest, or receive a floating rate of interest in return for us paying a fixed rate of interest, based upon a set notional balance. Interest rate swaps are a common tool used by financial institutions to manage interest rate risk. For additional information on our derivatives, see "Derivative Notional Values" and "Derivative Fair Values", and Notes 1 and 12 of our Notes to the Financial Statements.

We determine the sensitivity of our economic value to hypothetical changes in interest rates. We then enter into interest rate swaps to economically convert portions of our floating-rate debt to fixed or our fixed-rate debt to floating to ensure that the sensitivity of our economic value falls within an established tolerance. As part of our process, we also monitor the sensitivity of our pre-tax cash flow using simulation techniques. To measure this sensitivity, we calculate the change in expected cash flows to changes in interest rates over a twelve-month horizon. This calculation determines the sensitivity of changes in cash flows associated with the re-pricing characteristics of our interest-rate-sensitive assets, liabilities and derivative financial instruments under various hypothetical interest rate scenarios including both parallel and non-parallel shifts in the yield curve. This sensitivity calculation does not take into account any future actions we may take to reduce the risk profile that arises from a change in interest rates. These quantifications of interest rate risk are reported regularly (either monthly or quarterly dependent on market) to the Treasurer of Ford and our Chief Financial Officer.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Quantitative Disclosure

As a result of our interest rate risk management process, our debt combined with the derivative instruments economically hedging the debt re-prices faster than our assets. Other things equal, this means that during a period of rising interest rates, the interest rates paid on our debt will increase more rapidly than the interest rates earned on our assets, thereby initially reducing our pre-tax cash flow. Correspondingly, during a period of falling interest rates, we would expect our pre-tax cash flow to initially increase. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities (a "parallel shift"), as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month horizon represent an estimate of the sensitivity of our pre-tax cash flow. This sensitivity as of year-end 2005 and 2004 was as follows:

	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous increase in interest rates	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous decrease in interest rates
	(in millions)
December 31, 2005	$ (40)	$ 40
December 31, 2004	(93)	93

Based on assumptions included in the analysis, our sensitivity to a one-percentage point instantaneous change in interest rates was lower at year-end 2005 than at year-end 2004. This change primarily reflects the result of normal fluctuations within the approved tolerances of our risk management strategy.

The sensitivity analysis presented above assumes a one-percentage point interest rate change to the year-end yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Derivative Notional Values

The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	December 31,
	2005	2004
	(in billions)
Interest rate swaps
Pay-fixed, receive-floating	$30	$34
Pay-floating, receive-fixed, excluding securitization swaps	36	49
Pay-floating, receive-floating (basis), excluding securitization swaps	*	*
Securitization swaps	59	52
Total interest rate swaps	$125	$135
Other Derivatives
Cross-currency swaps	16	24
Foreign currency forwards	9	5
Interest rate forwards	*	*
Total notional value	$150	$164

*	Less than $500 million.

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

Counterparty Risk

The use of derivatives to manage market risk results in counterparty risk, which is the loss we could incur if a counterparty defaulted on a derivative contract. Ford enters into master agreements with its counterparties that allow netting of certain exposures in order to manage this risk. Exposures primarily relate to derivative contracts used for managing interest rate and foreign currency exchange rate risk. We, on a combined basis with Ford, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.

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

For additional information on our derivatives, see “Derivative Notional Values" and "Derivative Fair Values", and Notes 1 and 12 of our Notes to the Financial Statements.

Operating Risk

We operate in many locations and rely on the abilities of our employees and computer systems to process a large number of transactions. Improper employee actions or improper operation of systems could result in financial loss, regulatory action and damage to our reputation, and breach of contractual obligations. To address this risk, we maintain internal control processes that identify transaction authorization requirements, safeguard assets from misuse or theft, and protect the reliability of financial and other data. We also maintain system controls to maintain the accuracy of information about our operations. These controls are designed to manage operating risk throughout our operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in Item 8 has been adjusted solely to reflect the impact of the restatement on our financial results as more fully described in Note 19 of the Notes to the Financial Statements contained in this item and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

Our Financial Statements, the accompanying Notes and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, "Exhibits and Financial Statement Schedules" and are set forth on pages FC-1 through FC-48 immediately following the signature pages of this Report.

Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2005 and 2004 is disclosed in Note 17 of our Notes to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information in Item 9 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

Not required.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement of Financial Statements

In October of 2006, we reviewed our application of paragraph 68 of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. One of the general requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

Based on our review, we concluded that all of our interest rate swaps were and continue to be highly effective economic hedges; we also concluded, however, that nearly all of these transactions failed to meet the requirements set forth in Paragraph 68, primarily because:

•	Transactions that we designated as fair value hedges involved interest rate swaps hedging the back-end of debt instruments or involved longer-than-normal settlement periods.

•	We paid or received fees when entering into a derivative contract or upon changing counterparties.

•	Interest rate swaps included terms that did not exactly match the terms of the debt, including prepayment optionality.

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, we have restated our results to reflect the changes in fair value of these instruments as derivative gains and losses through earnings during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result of our analysis, we are restating our historical balance sheets as of December 31, 2005 and 2004; our statements of income, cash flows and stockholder's equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. In 2001 and 2002, when interest rates were trending lower, we recognized large derivative gains in our restated financial statements. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

Therefore, the cumulative effect of our restatement for these interest rate swaps is a decrease in debt value and an offsetting increase in net income and equity. As a result, we recognized increases/(decreases) in income from continuing operations before income taxes of $(873) million, $(769) million, $(990) million, $2.6 billion and $1.1 billion in 2005, 2004, 2003, 2002 and 2001, respectively.

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Management has determined that the control deficiency relating to the assumption of no ineffectiveness pursuant to Paragraph 68 (which gave rise to this restatement) constituted a material weakness in our internal control over financial reporting.

In light of this material weakness, management:

•
Restated our results for the affected periods to reflect the changes in fair value of certain derivative transactions as gains and losses through earnings, without any offsetting change in the value of the debt they were economically hedging; and

•	De-designated all remaining derivative transactions to which we had applied the exception set forth in Paragraph 68.

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements and generally recognized these adjustments in the period in which they were identified. Because our interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments by recording them in the proper periods.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), we reevaluated the assessment of our disclosure controls and procedures. We identified the material weakness in our internal control over financial reporting with respect to application of the assumption of no ineffectiveness to certain derivative transactions that did not meet the specific criteria set forth in Paragraph 68, as described above in "Restatement of Financial Statements" and below in "Management's Report on Internal Control over Financial Reporting."

Solely as a result of this material weakness, we, including our CEO and CFO, have now concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

In connection with this 2005 Form 10-K/A Report, under the direction of our CEO and CFO, we have again evaluated the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and have concluded that, including the remedial actions described above in "Remediation of a Material Weakness in Internal Control Over Financial Reporting," as of November 14, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Remediation of Material Weakness in Internal Control over Financial Reporting

We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivatives that we accounted for pursuant to Paragraph 68. Our remediation actions included:

•
Review of all hedging contracts, utilizing revised documentation requirements and additional criteria consistent with the application of Paragraph 68, and recorded accounting adjustments as appropriate;

•
Issuance of a corporate directive on October 27, 2006 to suspend use of the application of Paragraph 68 going forward. This directive also de-designated all those derivative transactions in valid hedge relationships that met the requirements of Paragraph 68.

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Management's Report on Internal Control over Financial Reporting (as restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for certain derivative transactions.

Specifically, we did not maintain effective controls to ensure that the applicable conditions existed to assume no ineffectiveness for certain interest rate derivative transactions, in accordance with generally accepted accounting principles. This control deficiency resulted in an amendment of our Annual Report on Form 10-K for the year ended December 31, 2005, in order to restate the consolidated financial statements for 2005, 2004, and 2003, and each of the quarters in 2005 and 2004; as well as the restatement of the first two quarters of 2006. Additionally, this control deficiency could result in misstatements of the interest expense and debt accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2005, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Solely as a result of the material weakness described above, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005, based on the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, management has restated its report on internal control over financial reporting.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this 2005 Form 10-K/A Report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The information in Item 9B included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None.

PART III.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Item 14 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

	Full Year
	2005	2004
	(in millions)
Nature of Services

Audit fees — for audit of the annual financial statements included in our annual report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, and audit of our internal control over financial reporting	$6.9	$7.9
Audit-related fees— for services reasonably related to the performance of the audit or review of our financial statements and internal control over financial reporting, and services related to business acquisitions and divestitures	2.1	1.4
Tax fees— for compliance, tax advice and tax planning	1.4	1.5
All other fees	—	—
Total fees	$10.4	$10.8

Pre-Approval Policies and Procedures

Ford's audit committee has established pre-approval policies and procedures that govern the engagement of PwC, and the services provided by PwC to Ford Credit are pre-approved in accordance with Ford's policies and procedures. The policies and procedures are detailed as to the particular services and our audit committee is informed of the services provided to us by PwC, including the audit fee requests for these services that have been submitted to and approved by Ford's audit committee. The pre-approval policies and procedures do not include delegation of the Ford or Ford Credit audit committees' responsibilities under the Securities Exchange Act of 1934, as amended, to management.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company and Subsidiaries

Consolidated Statement of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheet, December 31, 2005 and 2004

Consolidated Statement of Stockholder's Equity, December 31, 2005, 2004 and 2003

Consolidated Statement of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to the Financial Statements

The Consolidated Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this report and are set forth on pages FC-1 through FC-48 immediately following the signature pages of this report.

(a) 2.	Financial Statement Schedules

Schedules have been omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3.	Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 1, 2006.	Filed with this Report.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.

Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.

Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Agreement dated as of October 18, 2001 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10 to Ford Motor Credit Company Current Report on Form 8-K dated October 18, 2001 and incorporated by reference. File No. 1-6368.

Exhibit 10-D	Copy of Amended and Restated Support Agreement as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 23	Consent of Independent Registered Public Accounting Firm	Filed with this Report

Exhibit 24	Powers of Attorney	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Parts I, II (other than Item 8) and III of Ford Motor Company's Annual Report on Form 10-K/A for the year ended December 31, 2005	Incorporated herein by reference to Ford Motor Company's Annual Report on Form 10-K/A for the year ended December 31, 2005. File No. 1-3950.

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

FORD MOTOR CREDIT COMPANY

By:	/s/ Kenneth R. Kent*
(Kenneth R. Kent)
Vice Chairman, Chief Financial Officer and Treasurer

Date:	November 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Credit and in the capacities on the date indicated.

Signature	Title	Date

/s/ Michael E. Bannister*	Director, Chairman of the Board	November 14, 2006
(Michael E. Bannister)	and Chief Executive Officer (principal executive officer)

/s/ Kenneth R. Kent*	Director, Vice Chairman, Chief	November 14, 2006
(Kenneth R. Kent)	Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Terry D. Chenault*	Director and Executive Vice President -	November 14, 2006
(Terry D. Chenault)	President, Global Operations

/s/ James C. Gouin*	Director and Audit Committee Member	November 14, 2006
(James C. Gouin)

/s/ Donat R. Leclair*	Director and Audit Committee Chairman	November 14, 2006
(Donat R. Leclair, Jr.)

/s/ John T. Noone*	Director and Executive Vice President -	November 14, 2006
(John T. Noone)	President, Ford Credit International

/s/ Ann Marie Petach*	Director and Audit Committee Member	November 14, 2006
(Ann Marie Petach)

* By	/s/ Corey M. MacGillivray	Attorney-in-Fact	November 14, 2006
(Corey M. MacGillivray)

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

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 19 to the consolidated financial statements, the Company restated its 2005, 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Ford Motor Credit Company did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company not maintaining effective controls over the accounting for certain derivative transactions, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2005, the Company did not maintain effective controls over the accounting for certain derivative transactions. Specifically, the Company did not maintain effective controls to ensure adequate documentation of the criteria for measuring hedge effectiveness at the inception of fair value interest rate derivative transactions and subsequent evaluation and documentation of changes to assess the ongoing effectiveness and measurement of ineffectiveness in order to qualify for hedge accounting treatment in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the consolidated financial statements for 2005, 2004 and 2003, and each of the quarters in 2005 and 2004; as well as the first two quarters of 2006. Additionally, this control deficiency could result in misstatements of the interest expense and debt accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. However, management has subsequently determined that the material weakness described above existed as of December 31, 2005. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management's assessment that Ford Motor Credit Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ford Motor Credit Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 1, 2006, except for the effect of the restatement described in Note 19 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 14, 2006

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(in millions)

	For the Years Ended December 31,
	Restated 2005	Restated 2004	Restated 2003
Financing revenue
Operating leases	$5,286	$5,889	$7,432
Retail	3,932	4,513	4,346
Interest supplements and other support costs earned from affiliated companies (Note 15)	3,259	3,360	3,476
Wholesale	1,232	796	668
Other	221	200	247
Total financing revenue	13,930	14,758	16,169
Depreciation on vehicles subject to operating leases	(4,430)	(4,909)	(7,009)
Interest expense	(6,616)	(6,733)	(7,361)
Net financing margin	2,884	3,116	1,799
Other revenue
Investment and other income related to sales of receivables (Note 7)	1,513	1,935	2,611
Insurance premiums earned, net (Note 2)	192	216	232
Other income	845	1,652	1,662
Total financing margin and other revenue	5,434	6,919	6,304
Expenses
Operating expenses	2,185	2,142	2,195
Provision for credit losses (Note 6)	166	900	1,888
Insurance expenses (Note 2)	160	167	211
Total expenses	2,511	3,209	4,294
Income from continuing operations before income taxes	2,923	3,710	2,010
Provision for income taxes (Note 11)	1,059	1,371	780
Income from continuing operations before minority interests	1,864	2,339	1,230
Minority interests in net income of subsidiaries	1	2	2
Income from continuing operations	1,863	2,337	1,228
Income from discontinued operations (Note 13)	37	81	52
Gain/(loss) on disposal of discontinued operations (Note 13)	4	—	(55)
Net income	$1,904	$2,418	$1,225

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,
	Restated 2005	Restated 2004
ASSETS
Cash and cash equivalents (Note 1)	$14,798	$12,668
Marketable securities (Note 3)	3,810	653
Finance receivables, net (Note 4)	109,876	110,870
Net investment in operating leases (Note 5)	22,213	21,866
Retained interest in securitized assets (Note 7)	1,420	9,178
Notes and accounts receivable from affiliated companies	1,235	1,780
Derivative financial instruments (Note 12)	2,547	6,930
Assets of discontinued operations (Note 13)	—	2,186
Other assets (Note 9)	6,363	6,772
Total assets	$162,262	$172,903

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,904	$1,645
Affiliated companies	794	819
Total accounts payable	2,698	2,464
Debt (Note 10)	133,446	142,362
Deferred income taxes	9,276	8,513
Derivative financial instruments (Note 12)	680	911
Liabilities of discontinued operations (Note 13)	—	93
Other liabilities and deferred income (Note 9)	4,755	5,784
Total liabilities	150,855	160,127

Minority interests in net assets of subsidiaries	3	13

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117
Accumulated other comprehensive income	391	896
Retained earnings	5,871	6,725
Total stockholder's equity	11,404	12,763
Total liabilities and stockholder's equity	$162,262	$172,903

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(in millions)

				Accumulated Other Comprehensive Income/(Loss)
	Capital Stock	Paid-in Surplus	Restated Retained Earnings	Unrealized Gain/(Loss) on Assets	Restated Foreign Currency Translation	Restated Derivative Instruments	Restated Total
Balance at December 31, 2002 (Reported)	$25	$5,117	$8,795	$238	$(408)	$(217)	$13,550
Prior period adjustments	—	—	2,287	—	4	(3)	2,288
Balance at December 31, 2002 (Restated)	25	5,117	11,082	238	(404)	(220)	15,838
2003 comprehensive income/(loss) activity:
Net income (Restated)	—	—	1,225	—	—	—	1,225
Change in value of retained interest in securitized
assets (net of tax of $25)	—	—	—	(39)	—	—	(39)
Unrealized gain on marketable securities (net of tax of $6)	—	—	—	10	—	—	10
Less: reclassification adjustment for gains on marketable
securities realized in net income (net of tax of $5)	—	—	—	(8)	—	—	(8)
Foreign currency translation	—	—	—	—	722	—	722
Net gain on derivative instruments (net of tax of $169)	—	—	—	—	(13)	279	266
Less: reclassification adjustment for gains on derivative
instruments realized in net income (net of tax of $79)	—	—	—	—	—	(124)	(124)
Total comprehensive income/(loss), net of tax	—	—	1,225	(37)	709	155	2,052
Cash dividends paid in 2003	—	—	(3,700)	—	—	—	(3,700)
Balance at December 31, 2003 (Restated)	$25	$5,117	$8,607	$201	$305	$(65)	$14,190
2004 comprehensive income/(loss) activity:
Net income (Restated)	—	—	2,418	—	—	—	2,418
Change in value of retained interest in securitized
assets (net of tax of $5)	—	—	—	(8)	—	—	(8)
Unrealized gain on marketable securities (net of tax of $4)	—	—	—	6	—	—	6
Less: reclassification adjustment for gains on marketable
securities realized in net income (net of tax of $2)	—	—	—	(3)	—	—	(3)
Foreign currency translation	—	—	—	—	357	—	357
Net gain on derivative instruments (net of tax of $100)	—	—	—	—	(6)	176	170
Less: reclassification adjustment for gains on derivative
instruments realized in net income (net of tax of $39)	—	—	—	—	—	(67)	(67)
Total comprehensive income/(loss), net of tax	—	—	2,418	(5)	351	109	2,873
Cash dividends paid in 2004	—	—	(4,300)	—	—	—	(4,300)
Balance at December 31, 2004 (Restated)	$25	$5,117	$6,725	$196	$656	$44	$12,763
2005 comprehensive income/(loss) activity:
Net income (Restated)	—	—	1,904	—	—	—	1,904
Change in value of retained interest in securitized
assets (net of tax of $18)	—	—	—	(32)	—	—	(32)
Unrealized loss on marketable securities (net of tax of $4	—	—	—	(7)	—	—	(7)
Less: reclassification adjustment for gains on marketable
securities realized in net income (net of tax of $1)	—	—	—	(2)	—	—	(2)
Foreign currency translation	—	—	—	—	(469)	—	(469)
Net gain on derivative instruments (net of tax of $35)	—	—	—	—	1	61	62
Less: reclassification adjustment for gains on derivative
instruments realized in net income (net of tax of $32)	—	—	—	—	—	(57)	(57)
Total comprehensive income/(loss), net of tax	—	—	1,904	(41)	(468)	4	1,399
Cash dividends paid in 2005 and dividend transfer (a)	—	—	(2,758)	—	—	—	(2,758)
Balance at December 31, 2005 (Restated)	$25	$5,117	$5,871	$155	$188	$48	$11,404

(a)	Dividends included the transfer of a Ford Credit affiliate to Ford, with a net book value of $8 million; the transfer was completed in the first quarter of 2005.

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	Restated 2005	Restated 2004	Restated 2003
Cash flows from operating activities of continuing operations
Net income	$1,904	$2,418	$1,225
(Income)/loss related to discontinued operations	(41)	(81)	3
Provision for credit losses	166	900	1,888
Depreciation and amortization	4,937	5,337	7,389
Net (gain) on sales of finance receivables	(87)	(160)	(373)
Increase in deferred income taxes	737	808	462
Net change in other assets	198	979	(31)
Net change in other liabilities	(2,158)	(598)	922
Net (purchases)/sales of held for sale wholesale receivables	(1,188)	(5,056)	(3,718)
All other operating activities	837	681	967
Net cash provided by operating activities	5,305	5,228	8,734
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(38,937)	(49,946)	(47,851)
Collection of finance receivables (other than wholesale)	38,260	41,171	30,874
Purchase of operating lease vehicles	(15,318)	(14,345)	(12,438)
Liquidation of operating lease vehicles	9,043	9,796	12,930
Net change in wholesale receivables	978	(1,083)	(4,673)
Net change in retained interest in securitized assets	4,580	4,682	5,751
Net change in notes receivable from affiliated companies	343	(43)	279
Proceeds from sales of receivables	20,935	10,319	19,337
Purchases of marketable securities	(6,169)	(4,108)	(12,582)
Proceeds from sales and maturities of marketable securities	3,072	9,013	7,749
Proceeds from sales of businesses	2,057	412	1,421
Net change in derivatives	1,349	2,650	1,737
Transfer of cash balances upon disposition of discontinued operations	(5)	(13)	—
All other investing activities	(2)	(690)	859
Net cash provided by/(used in) investing activities	20,186	7,815	3,393
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	20,882	18,387	19,710
Principal payments on long-term debt	(32,432)	(32,483)	(25,493)
Change in short-term debt, net	(8,663)	6,958	927
Cash dividends paid	(2,750)	(4,300)	(3,700)
All other financing activities	(17)	(73)	(79)
Net cash (used in) financing activities	(22,980)	(11,511)	(8,635)
Effect of exchange rate changes on cash and cash equivalents	(386)	349	481

Total cash flows from continuing operations	2,125	1,881	3,973

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	71	464	282
Cash flows from discontinued operations used in investing activities	(66)	(457)	(276)
Net increase in cash and cash equivalents	$2,130	$1,888	$3,979

Cash and cash equivalents, beginning of period	$12,668	$10,774	$6,801
Cash and cash equivalents of discontinued operations, beginning of period	—	6	—
Change in cash and cash equivalents	2,130	1,888	3,979
Less: cash and cash equivalents of discontinued operations, end of period	—	—	(6)
Cash and cash equivalents, end of period	$14,798	$12,668	$10,774

Supplementary cash flow information for continuing operations (a)
Interest paid	$6,129	$6,003	$5,698
Income taxes paid	268	181	164

(a)	Refer to Note 7, servicing portfolio activity, for non-cash supplementary data related to the consolidation of our wholesale securitization program.

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  RESTATEMENT AND ACCOUNTING POLICIES

Restatement

On October 20, 2006, we announced that we would be restating certain financial statements. The accompanying financial statements have been restated for all periods presented. The nature of restatements and the effect on the financial statement line items are discussed in Note 19 of our Notes to the financial statements. In addition, certain disclosures in the following notes have been restated consistent with the financial statements.

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

We conduct our financing operations directly or indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. Our reportable business segments include Ford Credit North America ("North America segment") and Ford Financial International ("International segment"). The North America segment includes our operations in the United States and Canada. The International segment includes our operations in all other countries in which we do business directly or indirectly. Additional financial information regarding our operations by business segment and operations by geographic region are shown in Note 16.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 1. RESTATEMENT AND ACCOUNTING POLICIES - Continued

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

We receive interest supplements and other support payments on certain financing and leasing transactions under agreements with Ford and other affiliates. These payments are collected and income is recognized in a manner that is consistent with revenue recognition on the underlying financing contract over the period that the related finance receivables and leases are outstanding.

Sales of Receivables

We sell finance receivables in securitization and whole-loan sale transactions to fund our operations and to maintain liquidity. In many of our securitization transactions, we surrender control over these assets by selling finance receivables to securitization special purpose entities ("SPEs"). Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements that assure that the sold assets have been isolated from our creditors and us. The securitization entities generally issue interest-bearing securities collateralized by future collections on the sold receivables.

We record our off-balance sheet sales of receivables in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. To qualify for a sale, the following accounting criteria must be met:

•	Receivables must be isolated from transferor - we transfer the receivables to a bankruptcy-remote SPE.
•
Transfer of receivables to a qualifying SPE or an entity that has the right to pledge or exchange the assets - we generally use a qualifying SPE in our off-balance sheet transactions or we sell the assets to an independent entity. In either case, we do not restrict the transferee from pledging or exchanging the assets.

•	Transferor must not maintain control over the assets - we are not permitted to regain control over the transferred assets or cause the return of specific assets, other than through a "cleanup" call.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 1. RESTATEMENT AND ACCOUNTING POLICIES - Continued

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

Cash and Cash Equivalents

Cash and all highly liquid investments with a maturity of three months or less at date of purchase are classified as cash and cash equivalents. Our cash and cash equivalents include short-term United States Treasury bills, federal agency discount notes, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The book value of cash and cash equivalents approximates fair value because of the short maturities of these instruments.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 1. RESTATEMENT AND ACCOUNTING POLICIES - Continued

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

All derivatives are recognized on the balance sheet at fair value, in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. We may designate derivatives as a hedge of the fair value of a recognized asset or liability ("fair value" hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). We also enter into derivatives that economically hedge certain of our risks, even though hedge accounting is not allowed by SFAS 133 or is not elected by us.

Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in the fair value of the underlying hedged exposure, are recorded in earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded net of tax, to the extent the hedge is effective, as a separate component of accumulated other comprehensive income in stockholder’s equity. The fair value of interest rate swaps is calculated using current market rates for similar instruments with the same remaining maturities. Unrealized gains and losses are netted for individual counterparties where legally permissible. We report the cash related to all derivative activity, regardless of designation, in cash flows from investing activities in our statement of cash flows.

When a derivative is de-designated from a hedge relationship, all changes in the fair value of the derivative instrument are marked-to-market with changes in the fair value included in earnings each period until the instrument matures, unless the derivative is subsequently included in another hedge relationship.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 2. INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company ("TARIC") and its subsidiaries. TARIC is our wholly owned subsidiary. TARIC offers a variety of products and services, including physical damage insurance and extended service plan contracts.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 3. MARKETABLE SECURITIES

Marketable securities consist of investments in U.S. government and agency, corporate debt, mortgage-backed and other securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of accumulated other comprehensive income in stockholder’s equity. Held-to-maturity securities are recorded at amortized cost. The basis of cost used in determining realized gains and losses is specific identification.

The fair value of substantially all securities was determined based on quoted market prices. For securities for which quoted market prices were not available, the estimate of fair value was based on similar types of securities that are traded in the market. Book value approximates fair value for all securities.

Marketable securities at December 31 were as follows:

	2005
	Restated Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Restated Fair Value
	(in millions)
Available-for-sale securities
U.S. government and agency	$1,702	$1	$—	$1,703
Corporate debt	1,663	1	3	1,661
Mortgage-backed	282	1	4	279
Equity	65	38	1	102
Other debt securities	38	—	—	38
Government - non U.S.	20	—	—	20
Municipal	1	—	—	1
Held-to-maturity securities	6	—	—	6
Total marketable securities	$3,777	$41	$8	$3,810

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities
U.S. government and agency	$101	$2	$—	$103
Corporate debt	192	3	1	194
Mortgage-backed	184	3	—	187
Equity	49	37	3	83
Other debt securities	45	1	—	46
Government - non U.S.	26	5	—	31
Municipal	2	—	—	2
Held-to-maturity securities	7	—	—	7
Total marketable securities	$606	$51	$4	$653

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 3. MARKETABLE SECURITIES - Continued

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, by contractual maturity, were as follows:

	2005
	Available-for-Sale		Held-to-Maturity
	Restated Amortized Cost	Restated Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$3,104	$3,104	$1	$1
Due after one year through five years	180	178	3	3
Due after five years through ten years	60	59	—	—
Due after ten years	80	82	1	1
Mortgage-backed securities	282	279	1	1
Equity securities	65	102	—	—
Total	$3,771	$3,804	$6	$6

	2004
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$8	$8	$1	$1
Due after one year through five years	209	210	4	4
Due after five years through ten years	79	85	—	—
Due after ten years	70	73	2	2
Mortgage-backed securities	184	187	—	—
Equity securities	49	83	—	—
Total	$599	$646	$7	$7
Included in the above contractual maturities are investments on deposit with regulatory authorities (at amortized cost), as required by law, totaling $20 million and $19 million at December 31, 2005 and 2004, respectively.

Proceeds from sales of available-for-sale securities were $691 million, $2,032 million and $4,772 million in 2005, 2004 and 2003, respectively. Gross realized gains were $7 million, $9 million and $17 million in 2005, 2004 and 2003, respectively. Gross realized losses were $3 million, $3 million and $2 million in 2005, 2004 and 2003, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 3. MARKETABLE SECURITIES - Continued

The fair value of investments in an unrealized loss position at December 31, 2005, aggregated by investment category and length of time that the investments have been in a continuous loss position, are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Available-for-sale securities
Mortgage-backed	$139	$3	$33	$1	$172	$4
Corporate debt	67	1	51	2	118	3
U.S. government and agency	29	—	—	—	29	—
Equity	3	—	2	1	5	1
Other debt securities	9	—	23	—	32	—
Government - non U.S.	9	—	—	—	9	—
Municipal	—	—	1	—	1	—
Total available-for-sale securities	$256	$4	$110	$4	$366	$8

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 4. FINANCE RECEIVABLES

Net finance receivables at December 31 were as follows:

	2005	Restated 2004
	(in millions)
Retail	$66,940	$83,738
Wholesale	39,680	23,930
Other	4,648	5,331
Total finance receivables, net of unearned income (a)(b)	111,268	112,999
Less: Allowance for credit losses	(1,392)	(2,129)
Finance receivables, net	$109,876	$110,870

Net finance receivables subject to fair value (c)	$104,669	$104,004
Fair value	104,190	104,214

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

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 4. FINANCE RECEIVABLES - Continued

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

Future minimum rentals from direct financing leases for each of the five succeeding years are as follows (in millions): 2006 — $1,448; 2007 — $885; 2008 — $575; 2009 — $248; 2010 — $74; — $2 thereafter .

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

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

Future minimum rentals on operating leases are as follows (in millions): 2006 — $3,348; 2007 — $2,952;  2008 — $1,701; 2009 — $369; 2010 — $9.

NOTE 6. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

	2005	Restated 2004	Restated 2003
	(in millions)
Balance, beginning of year	$2,434	$2,923	$3,010
Provision for credit losses	166	900	1,888
Deductions
Charge-offs	1,183	1,804	2,366
Recoveries	(477)	(477)	(475)
Net charge-offs	706	1,327	1,891
Other changes, principally amounts related to finance receivables sold and translation adjustments	308	62	84
Net deductions	1,014	1,389	1,975
Balance, end of year	$1,586	$2,434	$2,923

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

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

Retained Interest in Securitized Assets

Components of retained interest in off-balance sheet securitized assets at December 31 included the following:

	2005	Restated 2004
	(in millions)
Residual interest in securitization transactions	$1,094	$768
Restricted cash held for benefit of securitization SPEs	199	503
Subordinated securities	127	875
Interest in sold wholesale receivables and other trust assets	—	6,904
Senior securities	—	128
Retained interest in securitized assets	$1,420	$9,178

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

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 7. SALES OF RECEIVABLES - Continued

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the years ended December 31:

	Restated 2005	Restated 2004	2003
	(in millions)
Servicing fees	$376	$372	$618
Income on interest in sold wholesale receivables and retained securities	327	588	679
Net gain on sale of receivables	87	160	373
Income on residual interest and other	723	815	941
Investment and other income related to sales of receivables	$1,513	$1,935	$2,611

For the year ended December 31, 2005, we utilized certain point-of-sale assumptions in our retail transactions, which included a discount rate of 11.0%, prepayment speeds of 0.9% to 1.5% (which represents expected payments earlier than scheduled maturity dates) and credit losses of 0.1% to 2.3% over the life of sold receivables. The weighted-average life of the underlying assets was 51.9 months. For the year ended December 31, 2004, point-of-sale assumptions in our retail transactions included discount rates of 11.0% to 13.5%, prepayment speeds of 0.8% to 1.5% and credit losses of 0.8% to 2.8% over the life of sold receivables. For the year ended December 31, 2004, the weighted-average life of the underlying assets was 50.2 months.

Cash Flow

The following table summarizes the cash flow movements between the transferees and us in our off-balance sheet sales of receivables for the years ended December 31:

	2005	2004	2003
	(in millions)
Proceeds from sales of receivables
Proceeds from sales of retail receivables	$15,549	$4,795	$15,761
Proceeds from interest in sold wholesale receivables	3,739	3,957	966
Proceeds from revolving-period securitizations	1,349	1,567	2,610
Proceeds from sale of retained notes - retail	298	—	—
Total	$20,935	$10,319	$19,337

Cash flows related to net change in retained interest
Interest in sold wholesale receivables	$2,684	$(1,831)	$1,140
Interest in sold retail receivables	708	1,457	893
Total	$3,392	$(374)	$2,033

Servicing fees
Retail	$260	$260	$409
Wholesale	116	112	209
Total	$376	$372	$618

Other cash flows received on interests retained (which are reflected in securitization income)
Wholesale	$507	$802	$810
Retail	276	356	735
Total	$783	$1,158	$1,545

Repurchased retail receivables	$(43)	$(143)	$(193)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 7. SALES OF RECEIVABLES - Continued

Other Disclosures

The following table summarizes key assumptions used in estimating cash flows from sold retail receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes:

	2005
	Assumption	Impact on Fair Value Based on Adverse Change
	Percentage	10% Change	20% Change
	(annual rate)	(in millions)
Cash flow discount rate	11.0%	$(12)	$(24)
Estimated net credit loss rate	0.1% - 5.0%	(19)	(38)
Prepayment speed	0.9% - 1.5%	(3)	(6)

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

NOTES TO THE FINANCIAL STATEMENTS - Continued

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

NOTE 9. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

Other assets at December 31 were as follows:

	Restated 2005	Restated 2004
	(in millions)

Accrued interest, rents and other non-finance receivables	$1,777	$1,804
Unamortized dealer commissions and other assets	1,504	1,703
Investment in used vehicles held for resale, at net realizable value	1,060	803
Prepaid reinsurance premiums and other reinsurance receivables	1,025	1,258
Collateral held for resale, at net realizable value	567	654
Property and equipment, net of accumulated depreciation of $327 in 2005 and $290 in 2004	323	377
Deferred income taxes	107	173
Total other assets	$6,363	$6,772

Other liabilities and deferred income at December 31 were as follows:

	Restated 2005	Restated 2004
	(in millions)
Interest payable	$1,616	$2,204
Deferred income and other liabilities	1,242	1,516
Unearned insurance premiums	1,120	1,362
Retirement plan and postretirement health care and life insurance benefits	777	702
Total other liabilities and deferred income	$4,755	$5,784

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 10. DEBT AND BACK-UP CREDIT FACILITIES

Debt

At December 31, debt was as follows:

	Interest Rates
	Average Contractual (a)		Weighted- Average (b)		Restated	Restated
	2005	2004	2005	2004	2005	2004
					(in millions)
Short-term debt
Asset-backed commercial paper (c)	4.3%	2.1%			$21,736	$12,612
Ford Interest Advantage (d)	4.9%	2.5%			6,719	7,718
Commercial paper - unsecured	4.8%	2.4%			1,041	8,916
Other short-term debt (e)	5.8%	4.8%			2,325	2,562
Total short-term debt	4.6%	2.5%	5.0%	2.8%	31,821	31,808
Long-term debt
Senior indebtedness
Notes payable within one year (f)					21,049	29,874
Notes payable after one year (g)					62,614	76,896
Unamortized discount					(62)	(61)
Asset-backed debt (h)
Notes payable within one year					5,357	624
Notes payable after one year					12,667	3,221
Total long-term debt (i)	5.9%	5.8%	5.1%	4.4%	101,625	110,554
Total debt	5.6%	5.0%	5.1%	4.0%	$133,446	$142,362
Estimated fair value of debt
Net short-term debt subject to fair value					$31,836	$31,808
Short-term debt fair value					31,836	$31,808
Net long-term debt subject to fair value (j)					101,104	109,320
Long-term debt fair value					97,884	114,662
Total estimated fair value of debt					129,720	146,470
Interest rate characteristics of debt payable after one year (k)
Fixed interest rates					$54,250	$62,974
Variable interest rates (generally based on LIBOR or other short-term rates)					20,969	17,082
Total payable after one year					$75,219	$80,056

(a)	Fourth quarter average contractual rates exclude the effects of interest rate swap agreements and facility fees.
(b)	Fourth quarter weighted-average rates include the effects of interest rate swap agreements and facility fees.
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

(i)	Average contractual and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.
(j)	Represents the par value of debt at December 31, 2005 and 2004, respectively.
(k)	Excludes the effect of interest rate swap agreements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 10. DEBT AND BACK-UP CREDIT FACILITIES - Continued

Debt consists of short-term and long-term unsecured and asset-backed debt, placed directly by us or through securities dealers or underwriters, and bank borrowings. We consider any debt with an original maturity of 12 months or less to be short-term debt. We have commercial paper programs in the United States, Europe, Canada and other international markets, and asset-backed commercial paper programs in the United States, with sales mostly to qualified institutional investors. We also obtain short-term funding from the sale of demand notes to retail investors through our floating rate demand notes program. Some of our asset-backed securitization programs issue short-term debt securities that are sold by underwriters to institutional investors. FCE Bank plc ("FCE") also issues certificates of deposit primarily to a broad range of institutional investors in various markets to obtain short-term funding. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

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

The average remaining maturities of our commercial paper was 45 days at December 31, 2005 and 36 days at December 31, 2004 for our United States, Canada and Europe programs. Long-Term debt matures at various dates through 2078 (about $1.4 billion matures between 2031 and 2078). Maturities are as follows (in millions): 2006 — $26,406; 2007 — $25,667; 2008 — $17,499; 2009 — $12,474; 2010 — $6,677; thereafter — $12,902. Certain of these obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap and forward agreements are used to hedge exposure to changes in exchange rates of these obligations.

The fair value of debt is estimated based upon quoted market prices or current rates for similar debt with the same remaining maturities. For short-term debt, the book value approximates fair value because of the short maturities of these instruments.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 10. DEBT AND BACK-UP CREDIT FACILITIES - Continued

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

Additionally, at December 31, 2005, banks provided $18.7 billion of contractually committed liquidity facilities exclusively to support our two on-balance sheet asset-backed commercial paper programs; $18.2 billion supported our retail securitization program ("FCAR") and $500 million supported our Motown NotesSM wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At December 31, 2005, about $17.7 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. At December 31, 2005, the outstanding balances were $15.3 billion for the FCAR program and $6.5 billion for the Motown Notes program.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 11. INCOME TAXES

Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries and us. In accordance with our intercompany tax sharing agreement with Ford, the United States income tax liabilities or credits are allocated to us generally on a separate return basis. The provision for income taxes for the years ended December 31 was estimated as follows:

	Restated 2005	Restated 2004	Restated 2003
	(in millions)
Currently payable/(receivable)
United States federal	$—	$—	$—
Foreign	206	136	198
State and local	(24)	6	21
Total currently payable	182	142	219
Deferred tax liability
United States federal	626	1,027	335
Foreign	161	157	118
State and local	90	45	108
Total deferred	877	1,229	561
Provision for income taxes	$1,059	$1,371	$780

A reconciliation of the provision for income taxes with the United States statutory tax rate as a percentage of income before income taxes, excluding equity in net income of affiliated companies, minority interest in net income of a joint venture, and discontinued operations, is shown below for the years ended December 31:

	Restated 2005	Restated 2004	Restated 2003
Statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
State and local income taxes	1.4	1.5	4.0
Investment income not subject to tax or subject to tax at reduced rates	(0.1)	(0.1)	(0.3)
Other	(0.1)	0.6	0.1
Effective tax rate	36.2%	37.0%	38.8%

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 11. INCOME TAXES - Continued

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows:

	Restated 2005	Restated 2004
	(in millions)
Deferred tax assets
Provision for credit losses	$1,749	$1,934
Net operating losses and foreign tax credits	1,095	1,725
Alternative minimum tax	322	336
Employee benefit plans	260	229
Other	312	377
Total deferred tax assets	3,738	4,601
Deferred tax liabilities
Leasing transactions	7,736	7,913
Finance receivables	2,839	2,826
Sales of receivables	1,214	1,049
Derivative instruments and hedging	423	771
Other	695	382
Total deferred tax liabilities	12,907	12,941

Net deferred income tax liability	$9,169	$8,340

We have an intercompany tax sharing agreement with Ford. Under this agreement, United States income tax liabilities or credits are allocated to us, generally on a separate return basis. In this regard, the deferred tax assets related to net operating losses and foreign tax credits represent amounts primarily due from Ford.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives, including embedded derivatives, be recorded at fair value on the balance sheet.

To protect our operations from global market risks, including the effects of changes in foreign currency exchange rates and interest rates, we use various financial instruments, commonly referred to as derivatives. We have elected to apply hedge accounting to a portion of these derivatives. To qualify for hedge accounting treatment, each derivative is designated and documented as a hedge at inception and evaluated for effectiveness throughout the hedge period. Some derivatives either do not qualify for hedge accounting under SFAS 133 or we elect not to apply hedge accounting and report the mark to fair value in earnings. Regardless of hedge accounting treatment, we only enter into hedge transactions with a high correlation with the underlying risk. Our interest rate risk management objective is to maximize our financing income while limiting the effect of changes in interest rates. We achieve this objective by setting an established risk tolerance range and staying within the tolerance through our risk management process. Our hedging program adheres to a strict risk management policy and the program is reviewed on a regular basis by our management. We do not engage in any trading, market-making or other speculative activities in the derivative markets.

The use of derivatives to manage market risk results in counterparty risk, the risk of a counterparty defaulting on a derivative contract. We enter into master netting agreements with counterparties that usually allow for netting of certain exposures. We establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Substantially all our counterparty exposures are with counterparties that have long-term debt ratings of single-A or better.

Nature of Exposure

Currency Exchange Rate Risk

We face exposure to currency exchange rate fluctuations if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When funding is in a different currency, we execute the following foreign currency derivatives to convert substantially all of our foreign currency debt obligations to the currency of the receivables:

•	Cross-currency swap - an agreement to convert non-U.S. dollar long-term debt to U.S. dollar denominated payments or non-local market debt to local market debt for our international affiliates; or

•	Foreign currency forward - an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.

Interest Rate Risk

Re-pricing risk arises when assets and the related debt have different re-pricing periods and, consequently, respond differently to changes in interest rates. We use interest rate swaps in our interest rate risk management process.

•	Interest rate swap - an agreement to convert fixed-rate interest payments to floating or floating-rate interest payments to fixed.

Net Investment in Foreign Operations

We use foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

Balance Sheet Impact

The fair value of derivatives reflects the price that a third party would be willing to pay or receive in an arm's length transaction and includes mark-to-market adjustments, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes the estimated net fair value of our derivative financial instruments at December 31, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis:

	2005			2004
	Notional	Fair Value Assets	Fair Value Liabilities	Restated Notional	Fair Value Assets	Fair Value Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)
Interest rate swaps	$125	$1,657	$96	$135	$3,074	$180
Foreign currency swaps	16	1,089	789	24	4,201	816
Forwards and options (a)	9	6	—	5	—	260
Impact of netting agreements	—	(205)	(205)	—	(345)	(345)
Total derivative financial instruments	$150	$2,547	$680	$164	$6,930	$911

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

Income Statement Impact

Changes in derivative fair values are recognized in current earnings or accumulated other comprehensive income depending on whether the derivative has been designated and qualifies for hedge accounting and, if so, the type of hedge designation.

Cash Flow Hedges

Cash flow hedges are designed to reduce the risk of the variability of expected future cash flows. Variability may arise from changes in interest rates or foreign currency exchange rates. For example, if we borrow at a variable interest rate and have fixed-rate assets, we may contractually commit via an interest rate swap to pay a fixed rate of interest to a counterparty who will pay us a floating rate of interest. We apply regression analysis to assess the prospective and retrospective effectiveness of the hedge. Where the regression analysis shows there is a high correlation between the floating interest rate index of the derivative and the floating interest rate index of the hedged item, the hedge relationship is deemed to be highly effective.

We designate receive-float, pay-fixed interest rate swaps as hedges of existing floating rate debt. The risk being hedged is the risk of changes in the cash flows of the hedged item attributable to changes in the benchmark interest rate. We use change in variable cash flows method to measure hedge ineffectiveness, which is the difference between the change in the fair value of the float leg of the swap and the change in fair value of the hedged item. Hedge ineffectiveness is recorded directly in earnings. We had notional balances of $0, $17.8 billion, and $14.9 billion in receive-float, pay-fixed interest rates swaps classified as cash flow hedges at December 31, 2005, 2004 and 2003, respectively.

We recorded as cash flow hedge ineffectiveness a loss of $8 million in 2005, $8 million in 2004 and $12 million in 2003. The impact to earnings from hedge ineffectiveness was recorded in other income.

In assessing hedge effectiveness we exclude accrued interest on the receive and pay legs of the swap. Net interest settlements and accruals excluded from the assessment of hedge effectiveness were expenses of $71 million, $354 million and $482 million in 2005, 2004 and 2003, respectively, and were recorded in interest expense. While net interest settlements and accruals are excluded from our hedge effectiveness testing, they are included in evaluating our overall risk management objective to increase our financing income while limiting the effect of changes in interest rates.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

For derivatives designated as cash flow hedges, we record the changes in their fair value, net of the tax effect, in accumulated other comprehensive income, a component of stockholder's equity. We then reclassify these amounts into earnings in the same period(s) in which the hedged transaction affects earnings. We expect to reclassify gains of approximately $56 million ($36 million after tax) from stockholder’s equity to net income during the next twelve months. Events that may cause reclassification of amounts from accumulated other comprehensive income to net income include initiation or discontinuation of cash flow hedge accounting, interest settlements on the associated hedged transaction, and changes in interest rates. Consistent with our comprehensive risk-management practices, neither these nor future reclassifications are anticipated to have a material effect on net income.

Fair Value Hedges

Fair value hedges are designed to reduce the risk of changes in the fair value of assets, liabilities and certain types of firm commitments. For example, we may issue an interest rate swap in which we receive a fixed rate of interest and pay a variable rate of interest to substantially offset the change in fair value of a fixed-rate borrowing. If the hedge relationship is deemed to be effective, we record the changes in the fair value hedged item related to the risk being hedged along with the change in fair value of the related derivative.

We designate receive-fixed, pay-float interest rate swaps as hedges of existing fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate. For certain interest rate swaps we use the dollar-offset method to measure hedge ineffectiveness, which is the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item. Hedge ineffectiveness is recorded directly in earnings. The notional balances for these highly effective interest rate swaps were $1.8 billion, $13.1 billion and $20.7 billion at December 31, 2005, 2004 and 2003, respectively. Other interest rate swaps meet the specific criteria to assume no ineffectiveness in the hedge relationship. These interest rate swaps had notional balances of $3.8 billion, $5.6 billion and $5.4 billion at December 31, 2005, 2004 and 2003, respectively.

Changes in the fair value of derivatives designated as fair value hedges, along with the changes in the fair value of the underlying hedged exposure, are recognized in income. The impact to earnings from hedge ineffectiveness was a loss of $1 million in 2005, a gain of $10 million in 2004 and a gain of $181 million in 2003, which was recorded in other income.

In assessing hedge effectiveness, we exclude accrued interest on the receive and pay legs of the swap. Net interest settlements and accruals reflecting income of $586 million, $924 million and $398 million in 2005, 2004 and 2003, respectively, were excluded from the assessment of hedge effectiveness and recorded as a reduction in interest expense. We also exclude from the assessment of hedge effectiveness foreign exchange revaluation adjustments, representing the portion of the derivative's fair value attributable to the change in foreign currency exchange rates for the reporting period, which were unfavorable adjustments of $350 million in 2005, and favorable adjustments of $368 million in 2004 and $1.3 billion in 2003; these adjustments were recorded in other income. While net interest settlements and accruals and foreign currency revaluation adjustments are excluded from our hedge effectiveness testing, they are included in evaluating our overall risk management objective to reduce the economic impact of changes in interest rates and foreign currency exchange rates. The revaluation adjustments related to foreign currency derivatives reported above were offset by net revaluation impacts on debt denominated in a currency other than the location's functional currency, which was also recorded in other income.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

Net Investment Hedges

Net investment hedges are derivative contracts designated to hedge the foreign currency exposure of a net investment in a foreign operation. We use foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. We assess effectiveness based upon a comparison of the hedge with the beginning balance of the net investment level hedged, with subsequent quarterly tests based upon changes in spot rates to determine the effective portion of the hedge. We had notional balances of $0.1 billion, $1.6 billion and $1.2 billion in foreign currency forwards and foreign currency options classified as net investment hedges at December 31, 2005, 2004 and 2003, respectively. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, are included in accumulated other comprehensive income as a foreign currency translation adjustment. Hedge ineffectiveness, which is recognized in other income, was a loss of $13 million, $29 million and $17 million in 2005, 2004 and 2003, respectively.

Other Derivative Instruments

As previously stated, some derivatives do not qualify for hedge accounting treatment or we elect not to apply hedge accounting. In such cases, we report changes in the fair value of these derivatives through other income. The earnings impact primarily relates to interest rate swaps, which are included in evaluating our overall risk management objective, and revaluation of foreign currency derivatives, which are offset by the revaluation of foreign denominated debt. The notional amount of derivatives not designated for hedge accounting was $143.8 billion, $125.9 billion and $149.4 billion at December 31, 2005, 2004 and 2003, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 13. DISPOSITIONS AND OTHER ACTIONS - Continued

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 14. RETIREMENT BENEFITS AND STOCK OPTIONS

We are a participating employer in certain retirement, postretirement health care and life insurance and stock option plans that are sponsored by Ford. As described below, Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford's Annual Report on Form 10-K/A for the year ended December 31, 2005, filed separately with the Securities and Exchange Commission ("SEC").

Employee Retirement Plans

Retirement benefits are provided under defined benefit plans for our employees by the Ford General Retirement Plan, for employees in the United States hired on or before December 31, 2003. Effective January 1, 2004, Ford established a defined contribution plan generally covering new salaried United States employees, including our employees, hired on or after that date. Ford Credit employees of certain foreign subsidiaries are covered under other Ford retirement plans. We are a participating employer in these Ford-sponsored retirement plans and costs are allocated to us based on the total number of participating employees at Ford Credit. Benefits under the plans are generally based on an employee's length of service, salary and contributions. The allocation amount can be impacted by key assumptions (for example, discount rate, expected return on plan assets and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees in the United States participating in the Ford-sponsored plans was $29 million, $18 million and $25 million in 2005, 2004 and 2003, respectively. The amount for 2005 included costs related to the employee separation actions described in Note 13. The allocated cost for 2005, which was charged to operating expense, was equivalent to approximately 2% of Ford's total retirement plan cost.

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

Postretirement health care and life insurance costs assigned to Ford Credit for our employees in the United States participating in the Ford-sponsored plans was $46 million, $35 million and $49 million in 2005, 2004 and 2003, respectively. The amount for 2005 included costs related to the employee separation actions described in Note 13. The allocated cost for 2005, which was charged to operating expense, was equivalent to approximately 2% of Ford's total postretirement health care and life insurance benefits cost.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 14. RETIREMENT BENEFITS AND STOCK OPTIONS - Continued

Stock Options

Certain of our employees have been granted stock options under Ford's Long-term Incentive Plans. Costs of these stock option plans are allocated to us based on the total number of employees at Ford Credit that are eligible for stock options.

Employee stock option expense allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $8 million, $8 million and $13 million in 2005, 2004 and 2003, respectively. The allocated expense for 2005, which was charged to operating expense, was equivalent to approximately 7% of Ford's total stock option expense.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 15. TRANSACTIONS WITH AFFILIATED COMPANIES - Continued

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

(a)
We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers, and the purchase of other receivables generated by Ford. These receivables are included in net finance receivables and include the impact of consolidating our off-balance sheet wholesale securitization program in the fourth quarter of 2005. At December 31, 2005, approximately $1.5 billion of these assets are subject to limited guarantees by Ford. In addition, at December 31, 2005, Ford guaranteed approximately $100 million of our finance receivables related to dealers.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 15. TRANSACTIONS WITH AFFILIATED COMPANIES - Continued

Commitments and Contingencies

We provide various types of surety bonds to Ford and provide guarantees to third parties on behalf of Ford. At December 31, 2005, the value of these bonds and guarantees totaled approximately $500 million; Ford counter-guarantees approximately $70 million of these items.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

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

Key operating data for our business segments for the years ended or at December 31 were as follows:

			Unallocated/Eliminations
	Restated North America Segment	Restated International Segment	Restated Unallocated Risk Management	Restated Effect of Sales of Receivables	Restated Total	Restated Total
	(in millions)
2005
Revenue	$14,608	$3,848	$(912)	$(1,064)	$(1,976)	$16,480
Income
Income from continuing operations before income taxes	2,921	914	(912)	—	(912)	2,923
Provision for income taxes	1,059	320	(320)	—	(320)	1,059
Income from continuing operations	1,862	594	(593)	—	(593)	1,863
Other disclosures
Depreciation on vehicles subject to operating leases	3,969	461	—	—	—	4,430
Interest expense	5,899	1,793	—	(1,076)	(1,076)	6,616
Provision for credit losses	97	69	—	—	—	166
Finance receivables (including net investment in operating leases)	113,421	36,602	71	(18,005)	(17,934)	132,089
Total assets	138,094	40,682	71	(16,585)	(16,514)	162,262

2004
Revenue	$16,375	$3,840	$(507)	$(1,147)	$(1,654)	$18,561
Income
Income from continuing operations before income taxes	3,408	809	(507)	—	(507)	3,710
Provision for income taxes	1,267	283	(179)	—	(179)	1,371
Income from continuing operations	2,141	526	(330)	—	(330)	2,337
Other disclosures
Depreciation on vehicles subject to operating leases	4,427	482	—	—	—	4,909
Interest expense	5,821	1,766	—	(854)	(854)	6,733
Provision for credit losses	767	133	—	—	—	900
Finance receivables (including net investment in operating leases)	126,151	41,911	245	(35,571)	(35,326)	132,736
Total assets	152,116	46,935	245	(26,393)	(26,148)	172,903

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION - Continued

			Unallocated/Eliminations
	Restated North America Segment	Restated International Segment	Restated Unallocated Risk Management	Restated Effect of Sales of Receivables	Restated Total	Restated Total
	(in millions)
2003
Revenue	$19,674	$3,746	$(717)	$(2,029)	$(2,746)	$20,674
Income
Income from continuing operations before income taxes	2,043	673	(706)	—	(706)	2,010
Provision for income taxes	793	236	(249)	—	(249)	780
Income from continuing operations	1,250	437	(459)	—	(459)	1,228
Other disclosures
Depreciation on vehicles subject to operating leases	6,452	557	—	—	—	7,009
Interest expense	7,133	1,682	(11)	(1,443)	(1,454)	7,361
Provision for credit losses	1,664	224	—	—	—	1,888
Finance receivables (including net investment in operating leases)	134,378	40,486	526	(46,853)	(46,327)	128,537
Total assets	167,491	45,736	526	(34,277)	(33,751)	179,476

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION - Continued

Geographic Information

Total revenue, income from continuing operations before income taxes, income from continuing operations, finance receivables, and assets identifiable with operations in the United States, Europe, and other foreign operations were as follows for the years ended or at December 31:

	Restated 2005	Restated 2004	Restated 2003
	(in millions)
Revenue
United States operations	$11,126	$12,988	$15,758
European operations	2,526	2,679	2,451
Other foreign operations	2,828	2,894	2,465
Total revenue	$16,480	$18,561	$20,674

Income from continuing operations before income taxes
United States operations	$1,842	$2,488	$1,164
European operations	573	575	431
Other foreign operations	508	647	415
Total income from continuing operations before income taxes	$2,923	$3,710	$2,010

Income from continuing operations
United States operations	$1,074	$1,467	$676
European operations	423	447	318
Other foreign operations	366	423	234
Total income from continuing operations	$1,863	$2,337	$1,228

Finance receivables (including net investment in operating leases)
United States operations	$87,073	$82,652	$83,180
European operations	25,076	29,316	27,371
Other foreign operations	19,940	20,768	17,986
Total finance receivables	$132,089	$132,736	$128,537

Assets
United States operations	$112,153	$116,748	$127,779
European operations	28,248	33,492	31,633
Other foreign operations	21,861	22,663	20,064
Total assets	$162,262	$172,903	$179,476

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data by calendar quarter were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
	(Unaudited)
2005
Total revenue	$4,245	$3,922	$4,115	$4,710	$4,156	$3,829	$4,128	$4,019
Depreciation on vehicles subject to operating leases	1,077	1,077	1,095	1,095	1,125	1,125	1,133	1,133
Interest expense	1,426	1,673	1,386	1,586	1,444	1,625	1,586	1,732
Total financing margin and other revenue	1,742	1,172	1,634	2,029	1,587	1,079	1,409	1,154
Provision for credit losses	117	117	(111)	(111)	81	81	79	79
Income from continuing operations	673	316	736	983	577	259	465	305
Net income	710	353	740	987	577	259	465	305

2004
Total revenue	$4,519	$5,415	$4,586	$3,531	$4,427	$5,186	$4,350	$4,429
Depreciation on vehicles subject to operating leases	1,307	1,307	1,242	1,242	1,133	1,133	1,227	1,227
Interest expense	1,329	1,721	1,295	1,679	1,338	1,672	1,371	1,661
Total financing margin and other revenue	1,883	2,387	2,049	610	1,956	2,381	1,752	1,541
Provision for credit losses	282	282	68	68	252	252	298	298
Income from continuing operations	663	986	883	(18)	711	977	524	392
Net income/(loss)	688	1,010	897	(3)	734	1,000	543	411

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

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

Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $254 million in 2005 and $230 million in 2004; approximately $70 million of these values were counter-guaranteed by Ford to us. No losses have been recorded for these guarantees.

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 18. COMMITMENTS AND CONTINGENCIES - Continued

Other Contingencies

Certain subsidiaries are subject to regulatory capital requirements requiring maintenance of certain minimum capital levels that limit the abilities of the subsidiaries to pay dividends.

NOTE 19. RESTATEMENT OF THE PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In October of 2006, we reviewed our application of paragraph 68 of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. One of the general requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

Based on our review, we concluded that all of our interest rate swaps were and continue to be highly effective economic hedges; we also concluded, however, that nearly all of these transactions failed to meet the requirements set forth in Paragraph 68, primarily because:

•	Transactions that we designated as fair value hedges involved interest rate swaps hedging the back-end of debt instruments or involved longer-than-normal settlement periods.

•	We paid or received fees when entering into a derivative contract or upon changing counterparties.

•	Interest rate swaps included terms that did not exactly match the terms of the debt, including prepayment optionality.

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, we have restated our results to reflect the changes in fair value of these instruments as derivative gains and losses through earnings during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result of our analysis, we are restating our historical balance sheets as of December 31, 2005 and 2004; our statements of income, cash flows and stockholder's equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 19. RESTATEMENT OF THE PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. In 2001 and 2002, when interest rates were trending lower, we have recognized large derivative gains in our restated financial statements. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

Therefore, the cumulative effect of our restatement for these interest rate swaps is a decrease in debt value and an offsetting increase in net income and equity. As a result, we recorded increases/(decreases) in income from continuing operations before income taxes of $(873) million, $(769) million, and $(990) million, in 2005, 2004 and 2003, respectively.

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements and generally recognized these adjustments in the period in which they were identified.  Because our interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments and recording them in the proper periods.

The following table sets forth a reconciliation of previously reported and restated net income and retained earnings as of the dates and for the periods shown (in millions):

	Net Income			Retained Earnings
	2005	2004	2003	At January 1, 2003

Previously reported	$2,492	$2,862	$1,817	$8,795
Pre-tax adjustments:
Fair value interest rate swaps	(873)	(769)	(990)	3,665
Out-of-period adjustments	(65)	48	44	—
Total pre-tax adjustments	(938)	(721)	(946)	3,665
Related tax effects - provision for/(benefit from)	(350)	(277)	(354)	1,378
Net after-tax adjustment	(588)	(444)	(592)	2,287
Restated	$1,904	$2,418	$1,225	$11,082

Effects of the restatement on the Consolidated Statement of Income are as follows:

•
The fair value interest rate swaps adjustment resulted in a significant change in Interest expense and Other income. As the interest rate swaps are no longer in a hedge relationship for accounting purposes, the mark-to-market adjustment is recorded in Other income. This adjustment decreased Other income $873 million, $769 million, and $990 million in 2005, 2004 and 2003, respectively. All net interest charges related to these swaps that were previously classified as Interest expense are now classified as Other income. The reclassification amounts increased Other income $774 million, $1.4 billion and $1.6 billion in 2005, 2004 and 2003, respectively.  Interest expense was increased by the same amounts.

•
An out-of-period adjustment was recorded related to the amortization of certain loan origination costs involving securitized assets.  The restatement reflects a decrease in Retail revenue of $(78) million in 2005 and a corresponding increase in Retail revenue in prior quarters.  In addition, during the affected periods we also recorded several smaller out-of-period adjustments, which totaled $13 million, $48 million and $44 million in 2005, 2004 and 2003, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 19. RESTATEMENT OF THE PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effects of the restatement on the Consolidated Balance Sheet are as follows:

•
The fair value interest rate swaps adjustment resulted in a decrease in the debt value, since the debt is no longer in a hedge accounting relationship. The fair value interest rate swap adjustments also impacted Deferred income taxes.

•
The restatement included a change in classification of marketable securities from Cash and cash equivalents to Marketable securities of $3.1 billion, $0.0 billion, and $4.9 billion at December 31, 2005, 2004 and 2003, respectively.  These securities had contractual maturities exceeding ninety days from the date of purchase and should not have been reported as cash equivalents

•
In addition to the items listed above, during the affected periods we also recorded several smaller out-of-period adjustments, which totaled $13 million, $16 million, $(2) million, $5 million and $(5) million in 2005, 2004, 2003, 2002, and 2001, respectively.

Effects of the restatement on the Consolidated Statement of Cash Flows are as follows:

•
The fair value interest rate swaps adjustment resulted in an adjustment to net income and did not have any impact on cash. However, for cash flow reporting, the cash flows relating to derivatives were reclassified from Cash flows from operating activities to Cash flows from investing activities.

•
Wholesale receivables that were sold to off-balance sheet securitization trusts were determined to be held for sale. Therefore, cash flows associated with loan acquisitions and sales to the trusts are reported as Net (purchases)/sales of held for sale wholesale receivables within Cash flows from the operating activities section while cash flows from retained interests are reported in Net change in retained interest in securitized assets within Cash flows from investing activities.

•
Beginning with our year ended December 31, 2005 statement of cash flows, we have changed the presentation of cash flows to separately disclose the operating, investing, and financing portions of the cash flows attributable to our discontinued operations.  This revision is in response to public statements by the staff of the Securities and Exchange Commission concerning classification of discontinued operations within the statement of cash flows.  Also, we have included an adjustment in our statement of cash flows related to purchases, collections and liquidations of finance receivables and operating lease vehicles.  This revision had no impact on previously reported totals for Cash flows from investing activities.

•
The reclassification of certain marketable securities from Cash and cash equivalents to Marketable securities described above also resulted in a change in presentation in the statement of cash flows, which increased the levels of activity in the Purchases of marketable securities and Proceeds from sale of marketable securities lines within Cash flows from investing activities.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 19. RESTATEMENT OF THE PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the effect of the Restatement on the Consolidated Statement of Income (in millions):

	For the Years Ended December 31,
	2005		2004		2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

Financing revenue
Operating leases	$5,304	$5,286	$5,880	$5,889	$7,423	$7,432
Retail	4,029	3,932	4,459	4,513	4,296	4,346
Interest supplements and other support costs earned from affiliated companies	3,259	3,259	3,360	3,360	3,476	3,476
Wholesale	1,232	1,232	796	796	668	668
Other	221	221	200	200	247	247
Total financing revenue	14,045	13,930	14,695	14,758	16,110	16,169
Depreciation on vehicles subject to operating leases	(4,430)	(4,430)	(4,909)	(4,909)	(7,009)	(7,009)
Interest expense	(5,842)	(6,616)	(5,333)	(6,733)	(5,831)	(7,361)
Net financing margin	3,773	2,884	4,453	3,116	3,270	1,799
Other revenue
Investment and other income related to sales of receivables	1,498	1,513	1,930	1,935	2,611	2,611
Insurance premiums earned, net	192	192	216	216	232	232
Other income	909	845	1,041	1,652	1,137	1,662
Total financing margin and other revenue	6,372	5,434	7,640	6,919	7,250	6,304
Expenses
Operating expenses	2,185	2,185	2,142	2,142	2,195	2,195
Provision for credit losses	166	166	900	900	1,888	1,888
Insurance expenses	160	160	167	167	211	211
Total expenses	2,511	2,511	3,209	3,209	4,294	4,294
Income from continuing operations before income taxes	3,861	2,923	4,431	3,710	2,956	2,010
Provision for income taxes	1,409	1,059	1,648	1,371	1,134	780
Income from continuing operations before minority interests	2,452	1,864	2,783	2,339	1,822	1,230
Minority interests in net income of subsidiaries	1	1	2	2	2	2
Income from continuing operations	2,451	1,863	2,781	2,337	1,820	1,228
Income from discontinued operations	37	37	81	81	52	52
Gain/(loss) on disposal of discontinued operations	4	4	—	—	(55)	(55)
Net income	$2,492	$1,904	$2,862	$2,418	$1,817	$1,225

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 19. RESTATEMENT OF THE PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the effect of the Restatement on the Consolidated Balance Sheet (in millions):

	December 31,
	2005		2004
	Previously Reported	Restated	Previously Reported	Restated
ASSETS
Cash and cash equivalents	$17,888	$14,798	$12,668	$12,668
Marketable securities	720	3,810	653	653
Finance receivables, net	109,876	109,876	110,851	110,870
Net investment in operating leases	22,213	22,213	21,866	21,866
Retained interest in securitized assets	1,420	1,420	9,166	9,178
Notes and accounts receivable from affiliated companies	1,235	1,235	1,780	1,780
Derivative financial instruments	2,547	2,547	6,930	6,930
Assets of discontinued operations	—	—	2,186	2,186
Other assets	6,256	6,363	6,521	6,772
Total assets	$162,155	$162,262	$172,621	$172,903

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,890	$1,904	$1,645	$1,645
Affiliated companies	794	794	819	819
Total accounts payable	2,684	2,698	2,464	2,464
Debt	134,500	133,446	144,274	142,362
Deferred income taxes	8,772	9,276	7,593	8,513
Derivative financial instruments	680	680	911	911
Liabilities of discontinued operations	—	—	93	93
Other liabilities and deferred income	4,781	4,755	5,802	5,784
Total liabilities	151,417	150,855	161,137	160,127

Minority interests in net assets of subsidiaries	3	3	13	13

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117	5,117	5,117
Accumulated other comprehensive income	385	391	855	896
Retained earnings	5,208	5,871	5,474	6,725
Total stockholder's equity	10,735	11,404	11,471	12,763
Total liabilities and stockholder's equity	$162,155	$162,262	$172,621	$172,903

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 19. RESTATEMENT OF THE PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the effect of the Restatement on the Consolidated Statement of Cash Flows (in millions):

	For the Years Ended December 31,
	2005		2004		2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

Cash flows from operating activities of continuing operations
Net income	$2,492	$1,904	$2,862	$2,418	$1,817	$1,225
(Income)/loss related to discontinued operations	(41)	(41)	(81)	(81)	3	3
Provision for credit losses	166	166	900	900	1,888	1,888
Depreciation and amortization	5,003	4,937	5,350	5,337	7,418	7,389
Net (gain) on sales of finance receivables	(74)	(87)	(155)	(160)	(373)	(373)
Increase in deferred income taxes	1,087	737	1,085	808	816	462
Net change in other assets	1,927	198	3,964	979	1,413	(31)
Net change in other liabilities	(2,647)	(2,158)	(892)	(598)	1,270	922
Net (purchases)/sales of held for sale wholesale receivables	—	(1,188)	—	(5,056)	—	(3,718)
All other operating activities	(135)	837	(176)	681	(73)	967
Net cash provided by operating activities	7,778	5,305	12,857	5,228	14,179	8,734
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(38,937)	(38,937)	(49,946)	(49,946)	(47,851)	(47,851)
Collection of finance receivables (other than wholesale)	38,241	38,260	41,193	41,171	30,878	30,874
Purchase of operating lease vehicles	(15,318)	(15,318)	(14,345)	(14,345)	(12,438)	(12,438)
Liquidation of operating lease vehicles	9,043	9,043	9,796	9,796	12,930	12,930
Net change in wholesale receivables	978	978	(1,083)	(1,083)	(4,673)	(4,673)
Net change in retained interest in securitized assets	3,392	4,580	(374)	4,682	2,033	5,751
Net change in notes receivable from affiliated companies	343	343	(43)	(43)	279	279
Proceeds from sales of receivables	20,935	20,935	10,319	10,319	19,337	19,337
Purchases of marketable securities	(564)	(6,169)	(811)	(4,108)	(636)	(12,582)
Proceeds from sales and maturities of marketable securities	491	3,072	779	9,013	698	7,749
Proceeds from sales of businesses	2,057	2,057	412	412	1,421	1,421
Net change in derivatives	—	1,349	—	2,650	—	1,737
Transfer of cash balances upon disposition of discontinued operations	(5)	(5)	(13)	(13)	—	—
All other investing activities	(2)	(2)	(690)	(690)	859	859
Net cash provided by/(used in) investing activities	20,654	20,186	(4,806)	7,815	2,837	3,393
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	20,882	20,882	18,387	18,387	19,710	19,710
Principal payments on long-term debt	(32,432)	(32,432)	(32,483)	(32,483)	(25,493)	(25,493)
Change in short-term debt, net	(8,541)	(8,663)	7,010	6,958	946	927
Cash dividends paid	(2,750)	(2,750)	(4,300)	(4,300)	(3,700)	(3,700)
All other financing activities	10	(17)	(57)	(73)	(63)	(79)
Net cash (used in) financing activities	(22,831)	(22,980)	(11,443)	(11,511)	(8,600)	(8,635)
Effect of exchange rate changes on cash and cash equivalents	(386)	(386)	349	349	481	481
Total cash flows from continuing operations	5,215	2,125	(3,043)	1,881	8,897	3,973

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS - Continued

NOTE 19. RESTATEMENT OF THE PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	For the Years Ended December 31,
	2005		2004		2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	71	71	464	464	282	282
Cash flows from discontinued operations used in investing activities	(66)	(66)	(457)	(457)	(276)	(276)
Net increase/(decrease) in cash and cash equivalents	$5,220	$2,130	$(3,036)	$1,888	$8,903	$3,979

Cash and cash equivalents, beginning of period	$12,668	$12,668	$15,698	$10,774	$6,801	$6,801
Cash and cash equivalents of discontinued operations, beginning of period	—	—	6	6	—	—
Change in cash and cash equivalents	5,220	2,130	(3,036)	1,888	8,903	3,979
Less: cash and cash equivalents of discontinued operations, end of period	—	—	—	—	(6)	(6)
Cash and cash equivalents, end of period	$17,888	$14,798	$12,668	$12,668	$15,698	$10,774

Supplementary cash flow information for continuing operations (a)
Interest paid	$6,129	$6,129	$6,003	$6,003	$5,698	$5,698
Income taxes paid	268	268	181	181	164	164

(a)	Refer to Note 7, servicing portfolio activity, for non-cash supplementary data related to the consolidation of our wholesale securitization program.