Form 10-Q/A
period 2006-03-31
FORD MOTOR CREDIT CO
filed 2006-11-14
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q/A
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

EXHIBIT INDEX APPEARS AT PAGE 39

EXPLANATORY NOTE - RESTATEMENT OF FINANCIAL INFORMATION

Ford Motor Credit Company ("Ford Credit", the "Company", "we", "our" or "us") is filing this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 ("Amendment" or "Form 10-Q/A") to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 ("Original Filing" or "2006 Form 10-Q Report") that was filed with the Securities and Exchange Commission ("SEC") on May 9, 2006.

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

As a result of our analysis, we have restated our historical balance sheets as of December 31, 2005 and 2004; our statements of income, cash flows and stockholder's equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. For 2001 and 2002, when interest rates were trending lower, we have recognized large derivative gains in our restated financial statements.  The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

EXPLANATORY NOTE - RESTATEMENT OF FINANCIAL INFORMATION (Continued)

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements and generally recognized these adjustments in the period in which they were identified. Because our interest rate swap adjustment has required a restatement, we also are reversing the out-of-period adjustments and recording them in the proper periods.

The following table sets forth a reconciliation of previously reported and restated net income/(loss) for the periods shown (in millions):

	Net Income
	First Quarter 2006	First Quarter 2005

Previously reported	$479	$710
Pre-tax adjustments:
Fair value interest rate swaps	(331)	(572)
Out-of-period adjustments	(38)	2
Total pre-tax adjustments	(369)	(570)
Related tax effects - provision for / (benefit from)	(138)	(213)
Net after -tax adjustments	(231)	(357)
Restated	$248	$353

For additional discussion of the restatement, including the out-of-period adjustments, see Note 19 of our Notes to the Financial Statements to our Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 Form 10-K/A Report") and Note 12 of our Notes to the Financial Statements of this Form 10-Q/A.

This Form 10-Q/A includes the restated statements of income for the periods ended March 31, 2006 and 2005, the restated balance sheets for the periods ended March 31, 2006 and December 31, 2005 and the restated statements of cash flows for the periods ended March 31, 2006 and 2005.

For the convenience of the reader, this Form 10-Q/A includes, in their entirety, those items in the Original Filing that are not being amended and restated. This Form 10-Q/A does not describe events occurring after the Original Filing or modify or update any disclosures in the Original Filing that may have been affected by subsequent events or the passage of time, and the information included in the Original Filing and included in this Form 10-Q/A that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing.

We have not filed amended Form 10-Qs for the interim periods affected by the restatement prior to and including the quarter ended March 31, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-Q/A for the quarter ended March 31, 2006, in our 2005 Form 10-K/A Report, in our Form 10-Q/A for the quarter ended June 30, 2006 and in our Form 10-Q for the quarter ended September 30, 2006, which are being filed concurrently with this Form 10-Q/A for the quarter ended March 31, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2006 and 2005
(in millions)

	First Quarter
	Restated 2006	Restated 2005
	(Unaudited)
Financing revenue
Operating leases	$1,330	$1,340
Retail	907	1,077
Interest supplements and other support costs earned from affiliated companies	776	843
Wholesale	599	251
Other	54	56
Total financing revenue	3,666	3,567
Depreciation on vehicles subject to operating leases	(1,181)	(1,077)
Interest expense	(1,793)	(1,673)
Net financing margin	692	817
Other revenue
Investment and other income related to sales of receivables (Note 5)	183	458
Insurance premiums earned, net	51	52
Other income/(expense)	22	(155)
Total financing margin and other revenue	948	1,172
Expenses
Operating expenses	519	528
Provision for credit losses (Note 4)	5	117
Insurance expenses	42	36
Total expenses	566	681
Income from continuing operations before income taxes	382	491
Provision for income taxes	134	174
Income from continuing operations before minority interests	248	317
Minority interests in net income of subsidiaries	—	1
Income from continuing operations	248	316
Income from discontinued operations	—	37
Net income	$248	$353

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	Restated March 31,	Restated December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$10,949	$14,798
Marketable securities	5,686	3,810
Finance receivables, net (Note 2)	108,056	109,876
Net investment in operating leases (Note 3)	23,679	22,213
Retained interest in securitized assets (Note 5)	1,399	1,420
Notes and accounts receivable from affiliated companies	1,131	1,235
Derivative financial instruments (Note 9)	2,236	2,547
Other assets	6,090	6,363
Total assets	$159,226	$162,262

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,668	$1,904
Affiliated companies	966	794
Total accounts payable	2,634	2,698
Debt (Note 7)	130,737	133,446
Deferred income taxes	9,111	9,276
Derivative financial instruments (Note 9)	634	680
Other liabilities and deferred income	4,653	4,755
Total liabilities	147,769	150,855

Minority interests in net assets of subsidiaries	3	3

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117
Accumulated other comprehensive income	443	391
Retained earnings (Note 8)	5,869	5,871
Total stockholder's equity	11,454	11,404
Total liabilities and stockholder's equity	$159,226	$162,262

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2006 and 2005
(in millions)

	First Quarter
	Restated 2006	Restated 2005
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$248	$353
(Income) related to discontinued operations	—	(37)
Provision for credit losses	5	117
Depreciation and amortization	1,168	1,166
Net (gain) on sales of finance receivables	(24)	(38)
(Decrease)/increase in deferred income taxes	(52)	86
Net change in other assets	104	449
Net change in other liabilities	(11)	(220)
Net (purchases)/sales of held for sale wholesale receivables	—	(357)
All other operating activities	447	673
Net cash provided by operating activities	1,885	2,192
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(9,231)	(11,027)
Collection of finance receivables (other than wholesale)	9,244	10,410
Purchase of operating lease vehicles	(4,502)	(3,130)
Liquidation of operating lease vehicles	1,875	2,055
Net change in wholesale receivables	(608)	(1,255)
Net change in retained interest in securitized assets	135	259
Net change in notes receivable from affiliated companies	82	129
Proceeds from sales of receivables	2,540	9,739
Purchases of marketable securities	(4,996)	(114)
Proceeds from sales and maturities of marketable securities	3,230	95
Net change in derivatives	(82)	1,055
All other investing activities	(18)	(215)
Net cash (used in)/provided by investing activities	(2,331)	8,001
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	9,919	5,233
Principal payments on long-term debt	(14,174)	(15,490)
Change in short-term debt, net	1,028	1,131
Cash dividends paid	(250)	(450)
All other financing activities	(1)	(31)
Net cash (used in) financing activities	(3,478)	(9,607)
Effect of exchange rate changes on cash and cash equivalents	75	(163)

Total cash flows from continuing operations	(3,849)	423

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	—	71
Cash flows from discontinued operations used in investing activities	—	(66)
Net (decrease)/increase in cash and cash equivalents	$(3,849)	$428

Cash and cash equivalents, beginning of period	$14,798	$12,668
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Change in cash and cash equivalents	(3,849)	428
Less: cash and cash equivalents of discontinued operations, end of period	—	(5)
Cash and cash equivalents, end of period	$10,949	$13,091

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. RESTATEMENT AND ACCOUNTING POLICIES

Restatement

The accompanying financial statements have been restated for all periods presented.  The nature of the restatements and the effect on the financial statement line items are discussed in Note 12 of our Notes to the Financial Statements.  In addition, certain disclosures in the following notes have been restated consistent with the financial statements.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, and instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 10-K/A Report"). Certain prior period amounts were reclassified to conform to current period presentation.

Cash

At March 31, 2006 and December 31, 2005, approximately $2.9 billion and $2.3 billion, respectively, of our cash balance was legally isolated, which supported our consolidated securitization special purpose entities ("SPEs").

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES

Net finance receivables at March 31, 2006 and December 31, 2005 were as follows (in millions):

	Restated March 31,	December 31,
	2006	2005
	(Unaudited)
Retail	$64,609	$66,940
Wholesale	40,235	39,680
Other	4,474	4,648
Total finance receivables, net of unearned income (a)(b)	109,318	111,268
Less: Allowance for credit losses	(1,262)	(1,392)
Finance receivables, net	$108,056	$109,876

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended March 31 (in millions):

	First Quarter
	Restated 2006	2005
	(Unaudited)

Balance, beginning of period	$1,586	$2,434
Provision for credit losses	5	117
Deductions
Charge-offs	228	311
Recoveries	(117)	(130)
Net charge-offs	111	181
Other changes, principally amounts related to finance receivables sold and translation adjustments	32	147
Net deductions	143	328
Balance, end of period	$1,448	$2,223

NOTE 5. SALES OF RECEIVABLES

Retained Interest in Securitized Assets

Components of retained interest in off-balance sheet securitized assets at March 31, 2006 and December 31, 2005 included the following (in millions):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Residual interest in securitization transactions	$1,076	$1,094
Restricted cash held for benefit of securitization SPEs	196	199
Subordinated securities	127	127
Retained interest in securitized assets	$1,399	$1,420

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

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. SALES OF RECEIVABLES (Continued)

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the periods ended March 31 (in millions):

	First Quarter
	Restated 2006	Restated 2005
	(Unaudited)
Servicing fees	$58	$99
Net gain on sale of receivables	24	38
Income on interest in sold wholesale receivables and retained securities	8	116
Income on residual interest and other	93	205
Investment and other income related to sales of receivables	$183	$458

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

We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $188 million and $182 million at March 31, 2006 and December 31, 2005, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. DEBT

At March 31, 2006 and December 31, 2005, debt was as follows (in millions):

	Interest Rates
	Average Contractual (a)		Weighted- Average (b)		Restated March 31,	Restated December 31,
	2006	2005	2006	2005	2006	2005
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	4.4%	4.3%			$22,351	$21,736
Other asset-backed short-term debt (c)	4.2%	—			1,156	—
Ford Interest Advantage (d)	5.2%	4.9%			6,604	6,719
Commercial paper - unsecured	4.9%	4.8%			702	1,041
Other short-term debt (e)	5.3%	5.8%			2,138	2,325
Total short-term debt	4.6%	4.6%	4.9%	5.0%	32,951	31,821
Long-term debt
Senior indebtedness
Notes payable within one year					18,127	21,049
Notes payable after one year (f)					55,597	62,614
Unamortized discount					(56)	(62)
Asset-backed debt (g)
Notes payable within one year					9,137	5,357
Notes payable after one year					14,981	12,667
Total long-term debt (h)	5.6%	5.9%	5.0%	5.1%	97,786	101,625
Total debt	5.4%	5.6%	5.0%	5.1%	$130,737	$133,446

(a)	First quarter 2006 and fourth quarter 2005 average contractual rates exclude the effects of interest rate swap agreements and facility fees.
(b)	First quarter 2006 and fourth quarter 2005 weighted-average rates include the effects of interest rate swap agreements and facility fees.
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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8. RETAINED EARNINGS AND COMPREHENSIVE INCOME

Retained Earnings

The following table summarizes earnings retained for use in the business for the periods ended March 31 (in millions):

	First Quarter
	Restated 2006	Restated 2005
	(Unaudited)
Retained earnings, beginning balance	$5,871	$6,725
Net income	248	353
Dividends (a)	(250)	(458)
Retained earnings, ending balance	$5,869	$6,620

(a)	Dividends for the first quarter of 2005 included the transfer of a Ford Credit affiliate to Ford, with a net book value of $8 million.

Comprehensive Income

The following table summarizes comprehensive income for the periods ended March 31 (in millions):

	First Quarter
	Restated 2006	Restated 2005
	(Unaudited)
Net income	$248	$353
Other comprehensive income	52	(119)
Total comprehensive income	$300	$234

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

Income Statement Impact

The ineffective portion of fair value, cash flow, and net investment hedges, as well as mark-to-market adjustments that reflect changes in exchange and interest rates for non-designated hedging activity are recorded in other income.

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

(a)	Includes internal forward contracts between Ford Credit and an affiliated company

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

Key operating data for our operating segments for the periods ended March 31 were as follows (in millions):

			Unallocated/Eliminations
	Restated	Restated	Restated	Restated
	North	Inter-	Unallocated	Effect of
	America	national	Risk	Sales of	Restated	Restated
	Segment	Segment	Management	Receivables	Total	Total
	(Unaudited)
First Quarter 2006
Revenue	$3,576	$847	$(354)	$(147)	$(501)	$3,922
Income
Income from continuing operations before income taxes	532	204	(354)	—	(354)	382
Provision for income taxes	186	72	(124)	—	(124)	134
Income from continuing operations	346	132	(230)	—	(230)	248
Other disclosures
Depreciation on vehicles subject to operating leases	1,108	73	—	—	—	1,181
Interest expense	1,537	432	—	(176)	(176)	1,793
Provision for credit losses	(18)	23	—	—	—	5
Finance receivables (including net investment in operating leases)	111,692	36,910	40	(16,907)	(16,867)	131,735
Total assets	134,400	40,294	40	(15,508)	(15,468)	159,226

First Quarter 2005
Revenue	$3,801	$997	$(622)	$(254)	$(876)	$3,922
Income
Income from continuing operations before income taxes	869	244	(622)	—	(622)	491
Provision for income taxes	308	85	(219)	—	(219)	174
Income from continuing operations	561	159	(404)	—	(404)	316
Other disclosures
Depreciation on vehicles subject to operating leases	980	97	—	—	—	1,077
Interest expense	1,450	465	—	(242)	(242)	1,673
Provision for credit losses	102	15	—	—	—	117
Finance receivables (including net investment in operating leases)	123,234	41,167	185	(39,329)	(39,144)	125,257
Total assets	148,255	44,732	185	(31,276)	(31,091)	161,896

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

At March 31, 2006, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights could be stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $260 million. No losses have been recorded for these guarantees.

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

Although we now have determined that hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, we have restated our results to reflect the changes in fair value of these instruments as derivative gains and losses through earnings during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result of our analysis, we have restated our historical balance sheets as of December 31, 2005 and 2004; our statements of income, cash flows and stockholder's equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements and generally recognized these adjustments in the period in which they were identified. Because our interest rate swap adjustment has required a restatement, we also are reversing the out-of-period adjustments and recording them in the proper periods.

For additional discussion of the restatement, including the out-of-period adjustments, see Note 19 of our Notes to the Financial Statements to our 2005 Form 10-K/A Report.

This Form 10-Q/A includes the restated statements of income for the periods ended March 31, 2006 and 2005, the restated balance sheets for the periods ended March 31, 2006 and December 31, 2005 and the restated statements of cash flows for the periods ended March 31, 2006 and 2005.

Effects of the restatement on the Consolidated Statement of Income are as follows:

•
The fair value interest rate swaps adjustment resulted in a significant change in Interest expense and Other income. As the interest rate swaps are no longer in a hedge relationship for accounting purposes, the mark-to-market adjustment is recorded in Other income. This adjustment decreased Other income by $331 million and $572 million in the first quarters of 2006 and 2005, respectively. All net interest charges related to these swaps that were previously classified as Interest expense are now classified as Other income. The reclassification amounts increased Other income by $116 million and $247 million in the first quarter of 2006 and 2005, respectively. Interest expense was increased by the same amounts.

•	Certain out-of-period adjustments were recorded that totaled $(38) million and $2 million for the first quarter of 2006 and 2005, respectively.

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

•
Wholesale receivables that were sold to off-balance sheet securitization trusts were determined to be held for sale. Therefore, cash flows associated with loan acquisitions and sales to trusts are reported as Net (purchases)/sales of held for sale wholesale receivables within Cash flows from operating activities while cash flows from retained interests are reported in Net change in retained interest in securitized assets within Cash flows from investing activities.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Statement of Income (in millions):

	First Quarter
	2006		2005
	Previously Reported	Restated	Previously Reported	Restated
	(Unaudited)
Financing revenue
Operating leases	$1,330	$1,330	$1,358	$1,340
Retail	907	907	1,070	1,077
Interest supplements and other support costs earned from affiliated companies	776	776	843	843
Wholesale	599	599	251	251
Other	54	54	56	56
Total financing revenue	3,666	3,666	3,578	3,567
Depreciation on vehicles subject to operating leases	(1,181)	(1,181)	(1,077)	(1,077)
Interest expense	(1,677)	(1,793)	(1,426)	(1,673)
Net financing margin	808	692	1,075	817
Other revenue
Investment and other income related to sales of receivables	210	183	445	458
Insurance premiums earned, net	51	51	52	52
Other income/(expense)	237	22	170	(155)
Total financing margin and other revenue	1,306	948	1,742	1,172
Expenses
Operating expenses	519	519	528	528
Provision for credit losses	(6)	5	117	117
Insurance expenses	42	42	36	36
Total expenses	555	566	681	681
Income from continuing operations before income taxes	751	382	1,061	491
Provision for income taxes	272	134	387	174
Income from continuing operations before minority interests	479	248	674	317
Minority interests in net income of subsidiaries	—	—	1	1
Income from continuing operations	479	248	673	316
Income from discontinued operations	—	—	37	37
Net income	$479	$248	$710	$353

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Balance Sheet (in millions):

	March 31,		December 31,
	2006		2005
	Previously Reported	Restated	Previously Reported	Restated
ASSETS
Cash and cash equivalents	$10,949	$10,949	$14,798	$14,798
Marketable securities	5,686	5,686	3,810	3,810
Finance receivables, net	108,067	108,056	109,876	109,876
Net investment in operating leases	23,679	23,679	22,213	22,213
Retained interest in securitized assets	1,399	1,399	1,420	1,420
Notes and accounts receivable from affiliated companies	1,131	1,131	1,235	1,235
Derivative financial instruments	2,236	2,236	2,547	2,547
Other assets	6,090	6,090	6,256	6,363
Total assets	$159,237	$159,226	$162,155	$162,262

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,668	$1,668	$1,890	$1,904
Affiliated companies	966	966	794	794
Total accounts payable	2,634	2,634	2,684	2,698
Debt	131,445	130,737	134,500	133,446
Deferred income taxes	8,852	9,111	8,772	9,276
Derivative financial instruments	634	634	680	680
Other liabilities and deferred income	4,653	4,653	4,781	4,755
Total liabilities	148,218	147,769	151,417	150,855

Minority interests in net assets of subsidiaries	3	3	3	3

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117	5,117	5,117
Accumulated other comprehensive income	437	443	385	391
Retained earnings	5,437	5,869	5,208	5,871
Total stockholder's equity	11,016	11,454	10,735	11,404
Total liabilities and stockholder's equity	$159,237	$159,226	$162,155	$162,262

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Statement of Cash Flows (in millions):

	First Quarter 2006
	Previously
	Reported	Restated
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$479	$248
(Income) related to discontinued operations	—	—
Provision for credit losses	(6)	5
Depreciation and amortization	1,168	1,168
Net (gain) on sales of finance receivables	(24)	(24)
Increase/(decrease) in deferred income taxes	86	(52)
Net change in other assets	143	104
Net change in other liabilities	(144)	(11)
All other operating activities	14	447
Net cash provided by operating activities	1,716	1,885
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(8,279)	(9,231)
Collection of finance receivables (other than wholesale)	8,300	9,244
Purchase of operating lease vehicles	(5,454)	(4,502)
Liquidation of operating lease vehicles	2,819	1,875
Net change in wholesale receivables	(608)	(608)
Net change in retained interest in securitized assets	135	135
Net change in notes receivable from affiliated companies	82	82
Proceeds from sales of receivables	2,540	2,540
Purchases of marketable securities	(4,996)	(4,996)
Proceeds from sales and maturities of marketable securities	3,230	3,230
Net change in derivatives	—	(82)
All other investing activities	(18)	(18)
Net cash (used in) investing activities	(2,249)	(2,331)
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	9,919	9,919
Principal payments on long-term debt	(14,174)	(14,174)
Change in short-term debt, net	1,115	1,028
Cash dividends paid	(250)	(250)
All other financing activities	(1)	(1)
Net cash (used in) financing activities	(3,391)	(3,478)
Effect of exchange rate changes on cash and cash equivalents	75	75

Total cash flows from continuing operations	(3,849)	(3,849)

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	—	—
Cash flows from discontinued operations used in investing activities	—	—
Net (decrease) in cash and cash equivalents	$(3,849)	$(3,849)

Cash and cash equivalents, beginning of period	$14,798	$14,798
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Change in cash and cash equivalents	(3,849)	(3,849)
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents, end of period	$10,949	$10,949

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Statement of Cash Flows (in millions):

	First Quarter 2005
	Previously
	Reported	Restated
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$710	$353
(Income) related to discontinued operations	(37)	(37)
Provision for credit losses	117	117
Depreciation and amortization	1,167	1,166
Net (gain) on sales of finance receivables	(25)	(38)
Increase in deferred income taxes	299	86
Net change in other assets	1,765	449
Net change in other liabilities	(495)	(220)
Net (purchases)/sales of held for sale wholesale receivables	—	(357)
All other operating activities	25	673
Net cash provided by operating activities	3,526	2,192
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(11,027)	(11,027)
Collection of finance receivables (other than wholesale)	10,413	10,410
Purchase of operating lease vehicles	(3,130)	(3,130)
Liquidation of operating lease vehicles	2,055	2,055
Net change in wholesale receivables	(1,255)	(1,255)
Net change in retained interest in securitized assets	(98)	259
Net change in notes receivable from affiliated companies	129	129
Proceeds from sales of receivables	9,739	9,739
Purchases of marketable securities	(114)	(114)
Proceeds from sales and maturities of marketable securities	95	95
Net change in derivatives	—	1,055
All other investing activities	(215)	(215)
Net cash provided by investing activities	6,592	8,001
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	5,233	5,233
Principal payments on long-term debt	(15,490)	(15,490)
Change in short-term debt, net	1,198	1,131
Cash dividends paid	(450)	(450)
All other financing activities	(23)	(31)
Net cash (used in) financing activities	(9,532)	(9,607)
Effect of exchange rate changes on cash and cash equivalents	(163)	(163)

Total cash flows from continuing operations	423	423

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	71	71
Cash flows from discontinued operations used in investing activities	(66)	(66)
Net increase in cash and cash equivalents	$428	$428

Cash and cash equivalents, beginning of period	$12,668	$12,668
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Change in cash and cash equivalents	428	428
Less: cash and cash equivalents of discontinued operations, end of period	(5)	(5)
Cash and cash equivalents, end of period	$13,091	$13,091

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The information below has been adjusted solely to reflect the impact of the restatement on our financial results which is more fully described in Note 12 of our Notes to the Financial Statements and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

Results of Operations

First Quarter 2006 Compared with First Quarter 2005

In the first quarter of 2006, net income was down $105 million compared with a year ago. Our income from continuing operations before income taxes was down $109 million. The decrease in earnings primarily reflected higher borrowing costs, the impact of lower average retail receivable levels in our managed portfolio and higher depreciation expense. The decrease was offset partially by market valuations primarily related to non-designated derivatives and improved credit loss performance. Results of our operations by business segment for the first quarter of 2006 and 2005 are shown below:

	First Quarter
			2006
	Restated 2006	Restated 2005	Over/(Under) 2005
Income from continuing operations before income taxes	(in millions)
North America segment	$532	$869	$(337)
International segment	204	244	(40)
Unallocated risk management	(354)	(622)	268
Income from continuing operations before income taxes	382	491	(109)
Provision for income taxes and minority interests	(134)	(175)	41
Income/(Loss) from discontinued operations	—	37	(37)
Total net income	$248	$353	$(105)

The decrease in North America segment income primarily reflected higher borrowing costs, the impact of lower average retail receivable levels in our managed portfolio and higher depreciation expense.

The decrease in International segment income primarily reflected higher borrowing costs and the impact of lower retail receivable levels.

The change in unallocated risk management income reflects market valuations primarily related to non-designated derivatives.

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

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in ‘‘Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 to Part II of our 2005 10-K/A Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 to Part II of our 2005 10-K/A Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	Restated March 31,	Restated December 31,
	2006	2005
	(in billions)
Debt
Asset-backed commercial paper (a)	$22.4	$21.8
Other asset-backed short term debt (a)	1.1	—
Ford Interest Advantage	6.6	6.7
Commercial paper — unsecured	0.7	1.0
Other short-term debt	2.1	2.3
Total short-term debt	32.9	31.8
Unsecured long-term debt (including notes payable within one year)	73.7	83.6
Asset-backed long-term debt (including notes payable within one year) (a)	24.1	18.0
Total debt	130.7	133.4

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	17.0	18.0
Retained interest	(1.4)	(1.4)
Total securitized off-balance sheet funding	15.6	16.6
Total debt plus securitized off-balance sheet funding	$146.3	$150.0

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%
Credit lines to total unsecured commercial paper (including Ford bank lines)	>100	>100
Securitized funding to managed receivables	42	38
Short-term debt and notes payable within one year to total debt	46	43
Short-term debt and notes payable within one year to total capitalization	42	40

(a)
Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the related securitization SPEs.

At March 31, 2006, total debt plus securitized off-balance sheet funding was down $3.7 billion compared with year-end 2005, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels.

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

 On May 2, 2006, we commenced an offer to exchange a portion of the aggregate principal amount of several series of our outstanding debt securities for a new series of up to $1.0 billion aggregate principal amount of our fixed rate notes due 2010 (the “New Fixed Rate Notes”), a new series of up to $1.0 billion aggregate principal amount of our floating rate notes due 2011 (together with the New Fixed Rate Notes, the “New Notes”) and up to $1.0 billion in cash (collectively, with the New Notes, the “Exchange Offers”). The purpose of the Exchange Offers, which are being made pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, is to lengthen our average debt maturities and reduce our overall debt levels.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	First Quarter
	Restated 2006	Restated 2005
	(in millions)

Servicing fees	$58	$99
Net gain on sales of receivables	24	38
Income on interest in sold wholesale receivables and retained securities	8	116
Income on residual interest and other	93	205
Investment and other income related to sales of receivables	183	458
Less: Whole-loan income	(3)	(16)
Income related to off-balance sheet securitizations	$180	$442

Memo:
Finance receivables sold (in billions)	$2.7	$8.9
Servicing portfolio as of period-end (in billions)	20.5	44.1
Pre-tax gain per dollar of retail receivables sold	0.9%	0.4%

In the first quarter of 2006, income related to off-balance sheet securitizations declined $262 million compared with a year ago. The decline primarily reflected lower wholesale-retained interest in securitized assets, servicing fees and income on residual interest due to the accounting consolidation of our wholesale securitization program in the fourth quarter of 2005. This consolidation caused the activity related to these receivables previously sold by us in this program to be reported on-balance sheet.

The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:
	First Quarter
	Restated 2006	Restated 2005
	(in millions)
Financing revenue
Retail revenue	$327	$395
Wholesale revenue	—	301
Total financing revenue	327	696
Borrowing cost	(176)	(242)
Net financing margin	151	454
Net credit losses	(23)	(39)
Income before income taxes	$128	$415

Memo:
Income related to off-balance sheet securitizations	$180	$442
Recalendarization impact of off-balance sheet securitizations	52	27

In the first quarter of 2006, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $52 million higher than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt
Statement	=	Equity
Leverage
Retained
Interest in
				Securitized		Securitized		Cash, Cash		Fair Value
				Off-balance		Off-balance		Equivalents &		Hedge Accounting
		Total Debt	+	Sheet	-	Sheet	-	Marketable	-	Adjustments
				Receivables		Receivables		Securities*		on Total Debt
Managed Leverage	=
Fair Value
				Equity	+	Minority	-	Hedge Accounting
						Interest		Adjustments
on Equity
* Excluding marketable securities related to insurance activities

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	Restated March 31,	Restated December 31,
	2006	2005

Total debt	$130.7	$133.4
Total stockholder’s equity	11.5	11.4
Financial statement leverage (to 1)	11.4	11.7

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	Restated March 31,	Restated December 31,
	2006	2005

Total debt	$130.7	$133.4
Securitized off-balance sheet receivables outstanding	17.0	18.0
Retained interest in securitized off-balance sheet receivables	(1.4)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(15.9)	(17.9)
Fair value hedge accounting adjustments	(0.4)	(0.5)
Total adjusted debt	$130.0	$131.6

Total stockholder’s equity (including minority interest)	$11.5	$11.4
Fair value hedge accounting adjustments	(0.5)	(0.7)
Total adjusted equity	$11.0	$10.7

Managed leverage (to 1)	11.9	12.3

* Excluding marketable securities related to insurance activities

Our managed leverage strategy involves establishing a leverage level that takes into consideration prevailing market conditions and reflects the risk characteristics of our business. At March 31, 2006, our managed leverage was 11.9 to 1, compared with 12.3 to 1 at year-end 2005. We plan to continue to reduce our managed leverage in 2006. In the first quarter of 2006, we paid dividends of $250 million.

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

Outlook

As we indicated in our 2005 10-K/A Report, we expect our earnings in 2006 to be lower than our earnings in 2005 primarily resulting from the impact of lower receivable levels and the impact of higher interest rates. At year-end 2006, we anticipate managed receivables to be in the range of $140 billion to $145 billion.

Cautionary Statement Regarding Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation, those set forth in Item 1A to Part I of our 2005 10-K/A Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Financial Information

PricewaterhouseCoopers LLP (“PwC”) has not audited the interim financial information included in this 10-Q/A report. In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

In our 2005 Form 10-K/A Report, we discuss in greater detail our market risk, counter-party risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2006, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by approximately $38 million over the next twelve months, compared with $40 million at December 31, 2005. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As discussed in our 2005 Form 10-K/A Report, we identified a material weakness in internal control over financial reporting with respect to the application of the assumption of no ineffectiveness to certain derivative transactions that did not meet the specific criteria set forth in Paragraph 68. As of the date of the filing of our 2005 Form 10-K/A Report, that material weakness has been fully remediated.

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer ("CEO"), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer and Treasurer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006, and, solely as a result of the existence at that time of the material weakness in internal control over financial reporting described above, each has concluded that our disclosure controls and procedures were ineffective.

In connection with the filing of this Quarterly Report on Form 10-Q/A for the period ended March 31, 2006, under the direction of our CEO and CFO, we have again evaluated the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act and have concluded that, including the remedial actions described in our 2005 Form 10-K/A Report, as of November 14, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information in Item 1 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

 The parties in Borlay v. PRIMUS (reported on page 16 of our 2005 Form 10-K/A Report), at the instructions of the court, participated in a second mediation settlement conference in April 2006. The parties have not settled the case.

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

ITEM 6. EXHIBITS

 Exhibits: please refer to the Exhibit Index on page 39.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and its subsidiaries as of March 31, 2006, and the related consolidated statements of income for the three-month periods ended March 31, 2006 and 2005 and the consolidated statement of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 12 of the Notes to the Financial Statements, the Company restated its financial statements for the three-month periods ended March 31, 2006 and 2005.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of cash flows and of stockholders’ equity for the year then ended (not presented herein), and in our report dated March 1, 2006, except for the effect of the restatement described in Note 19 of the Notes to the Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 Form 10-K/A Report"), as to which the date is November 14, 2006, appearing in Item 8 in the Company’s 2005 Form 10-K/A Report, we expressed an unqualified opinion thereon (with an explanatory paragraph relating to the restatement of the consolidated financial statements). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
May 8, 2006, except for the effect of the restatement described in Note 12 of the Notes to the Financial Statements, as to which the date is November 14, 2006

FORD MOTOR CREDIT COMPANY

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated November 14, 2006, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report