Form 10-Q/A
period 2006-06-30
FORD MOTOR CREDIT CO
filed 2006-11-14
CIK 38009

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
☐ Yes  ☑ No

As of August 1, 2006, the registrant has outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 43

EXPLANATORY NOTE - RESTATEMENT OF FINANCIAL INFORMATION

Ford Motor Credit Company ("Ford Credit", the "Company", "we", "our" or "us") is filing this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006 ("Amendment" or "Form 10-Q/A") to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 ("Original Filing" or "2006 Form 10-Q Report") that was filed with the Securities and Exchange Commission ("SEC") on August 4, 2006.

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

EXPLANATORY NOTE - RESTATMENT OF FINANCIAL INFORMATION (Continued)

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

The following table sets forth a reconciliation of previously reported and restated net income for the periods shown (in millions):

	Net Income
	Second Quarter 2006	Second Quarter 2005	Six Months 2006	Six Months 2005

Previously reported	$441	$740	$920	$1450
Pre-tax adjustments:
Fair value interest rate swaps	(232)	383	(563)	(189)
Out-of-period adjustments	11	12	(27)	14
Total pre-tax adjustments	(221)	395	(590)	(175)
Related tax effects-provision for / (benefit from)	(84)	148	(222)	(65)
Net after-tax adjustments	(137)	247	(368)	(110)
Restated	$304	$987	$552	$1,340

For additional discussion of the restatement, including the out-of-period adjustments, see Note 19 of our Notes to the Financial Statements to our Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 Form 10-K/A Report") and Note 12 of our Notes to the Financial Statements of this Form 10-Q/A.

This Form 10-Q/A includes the restated statements of income for the three- and six-month periods ended June 30, 2006 and 2005, the restated balance sheets for the periods ended June 30, 2006 and December 31, 2005 and the restated statements of cash flows for the six month periods ended June 30, 2006 and 2005.

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

We have not filed amended Form 10-Qs for the interim periods affected by the restatement prior to and including the quarter ended June 30, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-Q/A for the quarter ended June 30, 2006, in our Form 10-K/A for the year ended December 31, 2005, in our Form 10-Q/A for the quarter ended March 31, 2006 and in our Form 10-Q for the quarter ended September 30, 2006, which are being filed concurrently with this Form 10-Q/A for the quarter ended June 30, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2006 and 2005
(in millions)

	Second Quarter		First Half
	Restated 2006	Restated 2005	Restated 2006	Restated 2005
	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$1,370	$1,339	$2,700	$2,679
Retail	925	993	1,832	2,070
Interest supplements and other support costs earned from affiliated companies	806	795	1,582	1,638
Wholesale	642	276	1,241	527
Other	56	55	110	111
Total financing revenue	3,799	3,458	7,465	7,025
Depreciation on vehicles subject to operating leases	(1,264)	(1,095)	(2,445)	(2,172)
Interest expense	(1,907)	(1,586)	(3,700)	(3,259)
Net financing margin	628	777	1,320	1,594
Other revenue
Investment and other income related to sales of receivables (Note 5)	190	439	373	897
Insurance premiums earned, net	51	52	102	104
Other income	113	761	135	606
Total financing margin and other revenue	982	2,029	1,930	3,201
Expenses
Operating expenses	490	522	1,009	1,050
Provision for credit losses (Note 4)	(7)	(111)	(2)	6
Insurance expenses	64	61	106	97
Total expenses	547	472	1,113	1,153
Income from continuing operations before income taxes	435	1,557	817	2,048
Provision for income taxes	131	574	265	748
Income from continuing operations before minority interests	304	983	552	1,300
Minority interests in net income of subsidiaries	—	—	—	1
Income from continuing operations	304	983	552	1,299
Income from discontinued operations	—	—	—	37
Gain on disposal of discontinued operations	—	4	—	4
Net income	$304	$987	$552	$1,340

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	Restated June 30, 2006	Restated December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,010	$14,798
Marketable securities	3,712	3,810
Finance receivables, net (Note 2)	110,847	109,876
Net investment in operating leases (Note 3)	25,345	22,213
Retained interest in securitized assets (Note 5)	1,150	1,420
Notes and accounts receivable from affiliated companies	830	1,235
Derivative financial instruments (Note 9)	1,564	2,547
Other assets	5,808	6,363
Total assets	$162,266	$162,262

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,869	$1,904
Affiliated companies	1,052	794
Total accounts payable	2,921	2,698
Debt (Note 7)	133,241	133,446
Deferred income taxes	9,001	9,276
Derivative financial instruments (Note 9)	882	680
Other liabilities and deferred income	4,560	4,755
Total liabilities	150,605	150,855

Minority interests in net assets of subsidiaries	3	3

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117
Accumulated other comprehensive income	743	391
Retained earnings (Note 8)	5,773	5,871
Total stockholder's equity	11,658	11,404
Total liabilities and stockholder's equity	$162,266	$162,262

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2006 and 2005
(in millions)

	First Half
	Restated 2006	Restated 2005
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$552	$1,340
(Income) related to discontinued operations	—	(41)
Provision for credit losses	(2)	6
Depreciation and amortization	2,583	2,460
Net (gain) on sales of finance receivables	(54)	(35)
(Decrease)/increase in deferred income taxes	(190)	582
Net change in other assets	371	226
Net change in other liabilities	782	(1,481)
Net (purchases)/sales of held for sale wholesale receivables	—	(357)
All other operating activities	670	214
Net cash provided by operating activities	4,712	2,914
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(20,944)	(22,040)
Collection of finance receivables (other than wholesale)	17,247	19,845
Purchase of operating lease vehicles	(8,562)	(7,225)
Liquidation of operating lease vehicles	3,313	4,627
Net change in wholesale receivables	668	330
Net change in retained interest in securitized assets	374	861
Net change in notes receivable from affiliated companies	226	327
Proceeds from sales of receivables	2,947	16,158
Purchases of marketable securities	(8,692)	(895)
Proceeds from sales and maturities of marketable securities	8,947	251
Proceeds from sale of business	—	2,040
Net change in derivatives	708	1,080
Transfer of cash balances upon disposition of discontinued operations	—	(5)
All other investing activities	(15)	4
Net cash (used in)/provided by investing activities	(3,783)	15,358
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	23,565	13,150
Principal payments on long-term debt	(25,880)	(19,540)
Change in short-term debt, net	87	(4,711)
Cash dividends paid	(650)	(1,450)
All other financing activities	(68)	(47)
Net cash (used in) financing activities	(2,946)	(12,598)
Effect of exchange rate changes on cash and cash equivalents	229	(422)

Total cash flows from continuing operations	(1,788)	5,252

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	—	71
Cash flows from discontinued operations used in investing activities	—	(66)
Net (decrease)/increase in cash and cash equivalents	$(1,788)	$5,257

Cash and cash equivalents, beginning of period	$14,798	$12,668
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Change in cash and cash equivalents	(1,788)	5,257
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents, end of period	$13,010	$17,925

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

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended June 30 (in millions):

	Second Quarter		First Half
	Restated 2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Balance, beginning of period	$1,448	$2,223	$1,586	$2,434
Provision for credit losses	(7)	(111)	(2)	6
Deductions
Charge-offs before recoveries	217	283	445	594
Recoveries	(134)	(146)	(251)	(276)
Net charge-offs	83	137	194	318
Other changes, principally amounts related to finance receivables sold and translation adjustments	(2)	83	30	230
Net deductions	81	220	224	548
Balance, end of period	$1,360	$1,892	$1,360	$1,892

NOTE 5. SALES OF RECEIVABLES

Retained Interest in Securitized Assets

Components of retained interest in off-balance sheet securitized assets at June 30, 2006 and December 31, 2005 included the following (in millions):

	June 30, 2006	December 31, 2005
	(Unaudited)
Residual interest in securitization transactions	$895	$1,094
Restricted cash held for benefit of securitization SPEs	195	199
Subordinated securities	60	127
Retained interest in securitized assets	$1,150	$1,420

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

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. SALES OF RECEIVABLES (Continued)

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2006	Restated 2005	Restated 2006	Restated 2005
	(Unaudited)		(Unaudited)
Servicing fees	$54	$106	$112	$205
Net gain on sale of receivables	30	(3)	54	35
Income on interest in sold wholesale receivables and retained securities	8	109	16	225
Income on residual interest and other	98	227	191	432
Investment and other income related to sales of receivables	$190	$439	$373	$897

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7. DEBT

At June 30, 2006 and December 31, 2005, debt was as follows (in millions):

	Interest Rates
	Average Contractual (a)		Weighted- Average (b)		Restated June 30,	Restated December 31,
	2006	2005	2006	2005	2006	2005
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	5.2%	4.3%			$21,343	$21,736
Other asset-backed short-term debt (c)	5.3%	—			1,836	—
Ford Interest Advantage (d)	5.7%	4.9%			6,371	6,719
Commercial paper - unsecured	5.1%	4.8%			386	1,041
Other short-term debt (e)	5.3%	5.8%			2,241	2,325
Total short-term debt	5.3%	4.6%	5.4%	5.0%	32,177	31,821
Long-term debt
Senior indebtedness
Notes payable within one year					15,135	21,049
Notes payable after one year (f)					54,387	62,614
Unamortized discount					(89)	(62)
Asset-backed debt (c)
Notes payable within one year					11,872	5,357
Notes payable after one year					19,759	12,667
Total long-term debt (g)	5.8%	5.9%	5.5%	5.1%	101,064	101,625
Total debt	5.7%	5.6%	5.5%	5.1%	$133,241	$133,446

(a)	Second quarter 2006 and fourth quarter 2005 average contractual rates exclude the effects of interest rate swap agreements and facility fees.
(b)	Second quarter 2006 and fourth quarter 2005 weighted-average rates include the effects of interest rate swap agreements and facility fees.
(c)
Obligations issued or arising in securitization and structured financing transactions that are payable out of collections on finance receivables and interests in operating leases and the related vehicles that have been sold for legal purposes. This debt is not the legal obligation of Ford Credit.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8. RETAINED EARNINGS AND COMPREHENSIVE INCOME

Retained Earnings

The following table summarizes earnings retained for use in the business for the periods ended June 30 (in millions):

	Second Quarter		First Half
	Restated 2006	Restated 2005	Restated 2006	Restated 2005
	(Unaudited)		(Unaudited)
Retained earnings, beginning balance	$5,869	$6,620	$5,871	$6,725
Net income	304	987	552	1,340
Dividends (a)	(400)	(1,000)	(650)	(1,458)
Retained earnings, ending balance	$5,773	$6,607	$5,773	$6,607

(a)	Dividends for the first half of 2005 included the transfer of a Ford Credit affiliate to Ford, with a net book value of $8 million.

Comprehensive Income

The following table summarizes comprehensive income for the periods ended June 30 (in millions):

	Second Quarter		First Half
	Restated 2006	Restated 2005	Restated 2006	Restated 2005
	(Unaudited)		(Unaudited)
Net income	$304	$987	$552	$1,340
Other comprehensive income	300	(269)	352	(388)
Total comprehensive income	$604	$718	$904	$952

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

	June 30, 2006		December 31, 2005
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
	(Unaudited)
Interest rate swaps	$712	$107	$1,657	$96
Foreign currency swaps	861	709	1,089	789
Forwards and options (a)	-	75	6	—
Impact of netting agreements	(9)	(9)	(205)	(205)
Total derivative financial instruments	$1,564	$882	$2,547	$680

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

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

Key operating data for our operating segments for the periods ended June 30 were as follows (in millions):

			Unallocated/Eliminations
	Restated North America Segment	Restated Inter- national Segment	Restated Unallocated Risk Management	Restated Effect of Sales of Receivables	Restated Total	Restated Total
	(Unaudited)
Second Quarter 2006
Revenue	$3,670	$841	$(232)	$(126)	$(358)	$4,153
Income
Income from continuing operations before income taxes	487	180	(232)	—	(232)	435
Provision for income taxes	149	63	(81)	—	(81)	131
Income from continuing operations	338	117	(151)	—	(151)	304
Other disclosures
Depreciation on vehicles subject to operating leases	1,192	72	—	—	—	1,264
Interest expense	1,642	429	—	(164)	(164)	1,907
Provision for credit losses	(34)	27	—	—	—	(7)

Second Quarter 2005
Revenue	$3,700	$959	$368	$(317)	$51	$4,710
Income
Income from continuing operations before income taxes	971	218	368	—	368	1,557
Provision for income taxes	370	76	128	—	128	574
Income from continuing operations	601	142	240	—	240	983
Other disclosures
Depreciation on vehicles subject to operating leases	982	113	—	—	—	1,095
Interest expense	1,435	445	—	(294)	(294)	1,586
Provision for credit losses	(140)	29	—	—	—	(111)

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	Restated North America Segment	Restated Inter- national Segment	Restated Unallocated Risk Management	Restated Effect of Sales of Receivables	Restated Total	Restated Total
	(Unaudited)
First Half 2006
Revenue	$7,246	$1,688	$(586)	$(273)	$(859)	$8,075
Income
Income from continuing operations before income taxes	1,019	384	(586)	—	(586)	817
Provision for income taxes	335	135	(205)	—	(205)	265
Income from continuing operations	684	249	(381)	—	(381)	552
Other disclosures
Depreciation on vehicles subject to operating leases	2,300	145	—	—	—	2,445
Interest expense	3,179	861	—	(340)	(340)	3,700
Provision for credit losses	(52)	50	—	—	—	(2)
Finance receivables (including net investment in operating leases)	113,434	37,371	19	(14,632)	(14,613)	136,192
Total assets	134,890	40,839	19	(13,482)	(13,463)	162,266

First Half 2005
Revenue	$7,501	$1,956	$(254)	$(571)	$(825)	$8,632
Income
Income from continuing operations before income taxes	1,840	462	(254)	—	(254)	2,048
Provision for income taxes	678	161	(91)	—	(91)	748
Income from continuing operations	1,162	301	(164)	—	(164)	1,299
Other disclosures
Depreciation on vehicles subject to operating leases	1,962	210	—	—	—	2,172
Interest expense	2,885	910	—	(536)	(536)	3,259
Provision for credit losses	(38)	44	—	—	—	6
Finance receivables (including net investment in operating leases)	121,018	38,583	136	(39,206)	(39,070)	120,531
Total assets	149,054	41,665	136	(33,898)	(33,762)	156,957

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

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods.  Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements and generally recognized these adjustments in the period in which they were identified. Because our interest rate swap adjustment has required a restatement, we also are reversing the out-of-period adjustments and recording them in the proper period.

For additional discussion of the restatement, including the out-of-period adjustments, see Note 19 of our Notes to the Financial Statements to our 2005 Form 10-K/A Report.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This Form 10-Q/A includes the restated statements of income for the three- and six-month periods ended June 30, 2006 and 2005, the restated balance sheet for the periods ended June 30, 2006 and December 31, 2005 and the restated statements of cash flows for the six month periods ended June 30, 2006 and 2005.

Effects of the restatement on the Consolidated Statement of Income are as follows:

•
The fair value interest rate swaps adjustment resulted in a significant change in Interest expense and Other income. As the interest rate swaps are no longer in a hedge relationship for accounting purposes, the mark-to-market adjustment is recorded in Other income. This adjustment decreased Other income by $232 million and increased Other income by $383 million in the second quarter of 2006 and 2005, respectively. It also decreased Other income by $563 million and $189 million for the six months ended June 30, 2006 and 2005, respectively.  All net interest charges related to these swaps that were previously classified as Interest expense are now classified as Other income. The reclassification amounts increased Other income by $81 million and $200 million in the second quarter of 2006 and 2005, respectively. It also increased Other income by $197 million and $447 million for the six months ended June 30, 2006 and 2005, respectively. Interest expense was increased by the same amounts.

•
Certain out-of-period adjustments were recorded that totaled $11 million and $12 million for the second quarter of 2006 and 2005, respectively, and $(27) million and $14 million for the six months ended June 30, 2006 and 2005, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Statement of Income (in millions):

	Second Quarter
	2006			2005
	Previously Reported	Restated	Previously Reported	Restated
	(Unaudited)
Financing revenue
Operating leases	$1,370	$1,370	$1,339	$1,339
Retail	925	925	1,012	993
Interest supplements and other support costs earned from affiliated companies	806	806	795	795
Wholesale	642	642	276	276
Other	56	56	55	55
Total financing revenue	3,799	3,799	3,477	3,458
Depreciation on vehicles subject to operating leases	(1,264)	(1,264)	(1,095)	(1,095)
Interest expense	(1,826)	(1,907)	(1,386)	(1,586)
Net financing margin	709	628	996	777
Other revenue
Investment and other income related to sales of receivables	190	190	443	439
Insurance premiums earned, net	51	51	52	52
Other income	264	113	143	761
Total financing margin and other revenue	1,214	982	1,634	2,029
Expenses
Operating expenses	490	490	522	522
Provision for credit losses	4	(7)	(111)	(111)
Insurance expenses	64	64	61	61
Total expenses	558	547	472	472
Income from continuing operations before income taxes	656	435	1,162	1,557
Provision for income taxes	215	131	426	574
Income from continuing operations before minority interests	441	304	736	983
Minority interests in net income of subsidiaries	—	—	—	—
Income from continuing operations	441	304	736	983
Gain on disposal of discontinued operations	—	—	4	4
Net income	$441	$304	$740	$987

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF THE PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Statement of Income (in millions):

	First Half
	2006		2005
	Previously Reported	Restated	Previously Reported	Restated
	(Unaudited))
Financing revenue
Operating leases	$2,700	$2,700	$2,697	$2,679
Retail	1,832	1,832	2,082	2,070
Interest supplements and other support costs earned from affiliated companies	1,582	1,582	1,638	1,638
Wholesale	1,241	1,241	527	527
Other	110	110	111	111
Total financing revenue	7,465	7,465	7,055	7,025
Depreciation on vehicles subject to operating leases	(2,445)	(2,445)	(2,172)	(2,172)
Interest expense	(3,503)	(3,700)	(2,812)	(3,259)
Net financing margin	1,517	1,320	2,071	1,594
Other revenue
Investment and other income related to sales of receivables	400	373	888	897
Insurance premiums earned, net	102	102	104	104
Other income	501	135	313	606
Total financing margin and other revenue	2,520	1,930	3,376	3,201
Expenses
Operating expenses	1,009	1,009	1,050	1,050
Provision for credit losses	(2)	(2)	6	6
Insurance expenses	106	106	97	97
Total expenses	1,113	1,113	1,153	1,153
Income from continuing operations before income taxes	1,407	817	2,223	2,048
Provision for income taxes	487	265	813	748
Income from continuing operations before minority interests	920	552	1,410	1,300
Minority interests in net income of subsidiaries	—	—	1	1
Income from continuing operations	920	552	1,409	1,299
Income from discontinued operations	—	—	37	37
Gain on disposal of discontinued operations	—	—	4	4
Net income	$920	$552	$1,450	$1,340

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Balance Sheet (in millions):

	June 30,		December 31,
	2006		2005
	Previously Reported	Restated	Previously Reported	Restated
ASSETS
Cash and cash equivalents	$13,010	$13,010	$14,798	$14,798
Marketable securities	3,712	3,712	3,810	3,810
Finance receivables, net	110,847	110,847	109,876	109,876
Net investment in operating leases	25,345	25,345	22,213	22,213
Retained interest in securitized assets	1,150	1,150	1,420	1,420
Notes and accounts receivable from affiliated companies	830	830	1,235	1,235
Derivative financial instruments	1,564	1,564	2,547	2,547
Other assets	5,808	5,808	6,256	6,363
Total assets	$162,266	$162,266	$162,155	$162,262

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,869	$1,869	$1,890	$1,904
Affiliated companies	1,052	1,052	794	794
Total accounts payable	2,921	2,921	2,684	2,698
Debt	133,717	133,241	134,500	133,446
Deferred income taxes	8,826	9,001	8,772	9,276
Derivative financial instruments	882	882	680	680
Other liabilities and deferred income	4,560	4,560	4,781	4,755
Total liabilities	150,906	150,605	151,417	150,855

Minority interests in net assets of subsidiaries	3	3	3	3

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117	5,117	5,117
Accumulated other comprehensive income	737	743	385	391
Retained earnings	5,478	5,773	5,208	5,871
Total stockholder's equity	11,357	11,658	10,735	11,404
Total liabilities and stockholder's equity	$162,266	$162,266	$162,155	$162,262

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Statement of Cash Flows (in millions):

	First Half 2006
	Previously Reported	Restated
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$920	$552
(Income) related to discontinued operations	—	—
Provision for credit losses	(2)	(2)
Depreciation and amortization	2,582	2,583
Net (gain) on sales of finance receivables	(54)	(54)
Increase/(decrease) in deferred income taxes	32	(190)
Net change in other assets	1,023	371
Net change in other liabilities	827	782
All other operating activities	107	670
Net cash provided by operating activities	5,435	4,712
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(20,936)	(20,944)
Collection of finance receivables (other than wholesale)	17,240	17,247
Purchase of operating lease vehicles	(8,570)	(8,562)
Liquidation of operating lease vehicles	3,320	3,313
Net change in wholesale receivables	668	668
Net change in retained interest in securitized assets	374	374
Net change in notes receivable from affiliated companies	226	226
Proceeds from sales of receivables	2,947	2,947
Purchases of marketable securities	(8,692)	(8,692)
Proceeds from sales and maturities of marketable securities	8,947	8,947
Net change in derivatives	—	708
All other investing activities	(15)	(15)
Net cash (used in) investing activities	(4,491)	(3,783)
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	23,565	23,565
Principal payments on long-term debt	(25,880)	(25,880)
Change in short-term debt, net	72	87
Cash dividends paid	(650)	(650)
All other financing activities	(68)	(68)
Net cash (used in) financing activities	(2,961)	(2,946)
Effect of exchange rate changes on cash and cash equivalents	229	229

Total cash flows from continuing operations	(1,788)	(1,788)

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	—	—
Cash flows from discontinued operations used in investing activities	—	—
Net (decrease) in cash and cash equivalents	$(1,788)	$(1,788)

Cash and cash equivalents, beginning of period	$14,798	$14,798
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Change in cash and cash equivalents	(1,788)	(1,788)
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents, end of period	$13,010	$13,010

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Statement of Cash Flows (in millions):

	First Half 2005
	Previously Reported	Restated
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$1,450	$1,340
(Income) related to discontinued operations	(41)	(41)
Provision for credit losses	6	6
Depreciation and amortization	2,461	2,460
Net (gain) on sales of finance receivables	(27)	(35)
Increase in deferred income taxes	647	582
Net change in other assets	1,680	226
Net change in other liabilities	(1,895)	(1,481)
Net (purchases)/sales of held for sale wholesale receivables	—	(357)
All other operating activities	(29)	214
Net cash provided by operating activities	4,252	2,914
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(22,040)	(22,040)
Collection of finance receivables (other than wholesale)	19,826	19,845
Purchase of operating lease vehicles	(7,225)	(7,225)
Liquidation of operating lease vehicles	4,627	4,627
Net change in wholesale receivables	330	330
Net change in retained interest in securitized assets	504	861
Net change in notes receivable from affiliated companies	327	327
Proceeds from sales of receivables	16,158	16,158
Purchases of marketable securities	(895)	(895)
Proceeds from sales and maturities of marketable securities	251	251
Proceeds from sale of business	2,040	2,040
Net change in derivatives	—	1,080
Transfer of cash balances upon disposition of discontinued operations	(5)	(5)
All other investing activities	4	4
Net cash provided by investing activities	13,902	15,358
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	12,797	13,150
Principal payments on long-term debt	(19,158)	(19,540)
Change in short-term debt, net	(4,642)	(4,711)
Cash dividends paid	(1,450)	(1,450)
All other financing activities	(27)	(47)
Net cash (used in) financing activities	(12,480)	(12,598)
Effect of exchange rate changes on cash and cash equivalents	(422)	(422)

Total cash flows from continuing operations	5,252	5,252

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	71	71
Cash flows from discontinued operations used in investing activities	(66)	(66)
Net increase in cash and cash equivalents	$5,257	$5,257

Cash and cash equivalents, beginning of period	$12,668	$12,668
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Change in cash and cash equivalents	5,257	5,257
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents, end of period	$17,925	$17,925

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

Results of Operations

Second Quarter 2006 Compared with Second Quarter 2005

In the second quarter of 2006, net income was down $683 million compared with a year ago. Our income from continuing operations before income taxes was down $1.1 billion. The decrease in earnings primarily reflected market valuations primarily related to non-designated derivatives, higher borrowing costs, the impact of lower average receivable levels in our managed portfolio, higher depreciation expense and lower credit loss reserve reductions. Results of our operations by business segment for the second quarter of 2006 and 2005 are shown below:

	Second Quarter
	Restated 2006	Restated 2005	2006 Over/(Under) 2005
Income from continuing operations before income taxes	(in millions)
North America segment	$487	$971	$(484)
International segment	180	218	(38)
Unallocated risk management	(232)	368	(600)
Income from continuing operations before income taxes	435	1,557	(1,122)
Provision for income taxes and minority interests	(131)	(574)	443
Income/(Loss) from discontinued operations	—	4	(4)
Total net income	$304	$987	$(683)

The decrease in North America segment income primarily reflected higher borrowing costs, higher depreciation expense and the impact of lower retail receivable levels in our managed portfolio.

The decrease in International segment income primarily reflected higher borrowing costs and the impact of lower average retail receivable levels in our managed portfolio.

The change in unallocated risk management income reflected market valuations primarily related to non-designated derivatives. See Note 9 of our Notes to the Financial Statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Half 2006 Compared with First Half 2005

In the first half of 2006, net income was down $788 million compared with a year ago. Our income from continuing operations before income taxes was down $1.2 billion. The decrease in earnings primarily reflected higher borrowing costs, market valuations related to non-designated derivatives, the impact of lower retail receivable levels in our managed portfolio and higher depreciation expense. Results of our operations by business segment for the first half of 2006 and 2005 are shown below:

	First Half
	Restated 2006	Restated 2005	2006 Over/(Under) 2005
Income from continuing operations before income taxes	(in millions)
North America segment	$1,019	$1,840	$(821)
International segment	384	462	(78)
Unallocated risk management	(586)	(254)	(332)
Income from continuing operations before income taxes	817	2,048	(1,231)
Provision for income taxes and minority interests	(265)	(749)	484
Income/(Loss) from discontinued operations	—	41	(41)
Total net income	$552	$1,340	$(788)

The decrease in North America segment income primarily reflected higher borrowing costs, the impact of lower retail receivable levels in our managed portfolio and higher depreciation expense.

The decrease in International segment income primarily reflected the same causal factors described for the second quarter.

The change in unallocated risk management income reflected market valuations primarily related to non-designated derivatives.

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

International Segment

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

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in ‘‘Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 to Part II of our 2005 Form 10-K/A Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 to Part II of our 2005 Form 10-K/A Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	Restated June 30, 2006	Restated December 31, 2005
	(in billions)
Debt
Asset-backed commercial paper (a)	$21.4	$21.8
Other asset-backed short term debt (a)	1.8	—
Ford Interest Advantage	6.4	6.7
Commercial paper — unsecured	0.4	1.0
Other short-term debt	2.2	2.3
Total short-term debt	32.2	31.8
Unsecured long-term debt (including notes payable within one year)	69.4	83.6
Asset-backed long-term debt (including notes payable within one year) (a)	31.6	18.0
Total debt	133.2	133.4

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	14.6	18.0
Retained interest	(1.1)	(1.4)
Total securitized off-balance sheet funding	13.5	16.6
Total debt plus securitized off-balance sheet funding	$146.7	$150.0

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%
Credit lines to total unsecured commercial paper (including Ford bank lines)	>100	>100
Securitized funding to managed receivables	45	38
Short-term debt and notes payable within one year to total debt	43	43
Short-term debt and notes payable within one year to total capitalization	40	40

(a)
Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the related securitization SPEs.

At June 30, 2006, total debt plus securitized off-balance sheet funding was down $3.3 billion compared with year-end 2005, primarily reflecting repayment of maturing debt.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Back-up Credit Facilities

Our back-up credit facilities were as follows on the dates indicated:

	June 30,		December 31,
	2006		2005
	(in billions)
Back-up Credit Facilities
Ford Credit bank lines	$3.4		$3.8
FCE bank lines	2.3		2.4
Ford bank lines (available at Ford’s option)	6.3		6.5
Asset-backed commercial paper lines	18.9		18.7
Total back-up facilities	30.9 (a	)	31.4
Utilized amounts	(1.7)		(1.1)
Total available back-up facilities	$29.2(a	)	$30.3

(a)	As of July 1

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Sales of Receivables Activity

The following table illustrates our worldwide receivable sales activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Second Quarter		First Half
	2006	2005	2006	2005
	(in billions)

North America segment
Public retail	$—	$3.0	$—	$7.5
Conduit	—	0.8	1.0	2.8
Motown Notes program	—	—	—	1.4
Public wholesale	—	2.3	—	2.3
Total North America segment	—	6.1	1.0	14.0
International segment
Europe
Public	—	0.2	0.1	0.4
Conduit	0.1	0.2	0.1	0.3
Total Europe	0.1	0.4	0.2	0.7
Asia-Pacific	—	—	—	—
Latin America	0.3	—	0.7	—
Total International segment	0.4	0.4	0.9	0.7
Net proceeds	0.4	6.5	1.9	14.7
Whole-loan sales	—	—	1.0	1.5
Total net proceeds	0.4	6.5	2.9	16.2
Retained interest and other	—	(2.0)	0.2	(2.8)
Total receivables sold	0.4	4.5	3.1	13.4
Prior period sold receivables, net of paydown activity	17.2	38.8	14.5	29.9
Total sold receivables outstanding at the end of the relevant period	17.6	43.3	17.6	43.3
Memo:
Less: Receivables outstanding in whole-loan sale transactions	(3.0)	(4.1)	(3.0)	(4.1)
Total securitized off-balance sheet receivables	$14.6	$39.2	$14.6	$39.2

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Second Quarter		First Half
	2006	Restated 2005	Restated 2006	Restated 2005
	(in millions)

Servicing fees	$54	$106	$112	$205
Net gain on sales of receivables	30	(3)	54	35
Income on interest in sold wholesale receivables and retained securities	8	109	16	225
Income on residual interest and other	98	227	191	432
Investment and other income related to sales of receivables	190	439	373	897
Less: Whole-loan income	(17)	(21)	(20)	(37)
Income related to off-balance sheet securitizations	$173	$418	$353	$860

Memo:
Finance receivables sold (in billions)	$0.4	$4.5	$3.1	$13.4
Servicing portfolio as of period-end (in billions)	17.6	43.3	17.6	43.3
Pre-tax gain per dollar of retail receivables sold	7.4%	(0.1)%	1.7%	0.3%

In the second quarter and first half of 2006, income related to off-balance sheet securitizations declined $245 million and $507 million respectively, compared with a year ago. The declines primarily reflected lower wholesale-retained interest in securitized assets, servicing fees and income on residual interest due to the accounting consolidation of our wholesale securitization program in the fourth quarter of 2005. This consolidation caused the activity related to these receivables previously sold by us in this program to be reported on-balance sheet.

The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:

	Second Quarter		First Half
	2006	Restated 2005	Restated 2006	Restated 2005
	(in millions)
Financing revenue
Retail revenue	$299	$409	$626	$804
Wholesale revenue	—	326	—	627
Total financing revenue	299	735	626	1,431
Borrowing cost	(164)	(294)	(340)	(536)
Net financing margin	135	441	286	895
Net credit losses	(19)	(27)	(42)	(66)
Income before income taxes	$116	$414	$244	$829

Memo:
Income related to off-balance sheet securitizations	$173	$418	$353	$860
Recalendarization impact of off-balance sheet securitizations	57	4	109	31

In the second quarter and first half of 2006, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $57 million and $109 million higher, respectively, than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt
Statement	=	Equity
Leverage
Retained
Interest in
				Securitized		Securitized		Cash, Cash		Fair Value
				Off-balance		Off-balance		Equivalents &		Hedge Accounting
		Total Debt	+	Sheet	-	Sheet	-	Marketable	-	Adjustments
				Receivables		Receivables		Securities*		on Total Debt
Managed Leverage	=
Fair Value
				Equity	+	Minority	-	Hedge Accounting
						Interest		Adjustments
on Equity
*	Excluding marketable securities related to insurance activities

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	Restated June 30, 2006	Restated December 31, 2005
Total debt	$133.2	$133.4
Total stockholder’s equity	11.7	11.4
Financial statement leverage (to 1)	11.4	11.7

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	Restated June 30, 2006	Restated December 31, 2005
Total debt	$133.2	$133.4
Securitized off-balance sheet receivables outstanding	14.6	18.0
Retained interest in securitized off-balance sheet receivables	(1.1)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(16.0)	(17.9)
Fair value hedge accounting adjustments	(0.2)	(0.5)
Total adjusted debt	$130.5	$131.6

Total stockholder’s equity (including minority interest)	$11.7	$11.4
Fair value hedge accounting adjustments	(0.4)	(0.7)
Total adjusted equity	$11.3	$10.7

Managed leverage (to 1)	11.5	12.3

*	Excluding marketable securities related to insurance activities

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

In June, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing the potential impact on our financial condition and results of operations. In addition, we have not yet adopted SFAS 155 and 156 as previously discussed in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006.

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

Cautionary Statement Regarding Forward-Looking Statements

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation, those set forth in Item 1A to Part I of our 2005 Form 10-K/A Report.

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

In our 2005 Form 10-K/A Report, we discuss in greater detail our market risk, counter-party risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2006, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by approximately $78 million over the next twelve months, compared with $40 million at December 31, 2005. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

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

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer ("CEO"), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer and Treasurer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006, and, solely as a result of the existence at that time of the material weakness in internal control over financial reporting described above, each has concluded that our disclosure controls and procedures were ineffective.

In connection with the filing of this Quarterly Report on Form 10-Q/A for the period ended June 30, 2006, under the direction of our CEO and CFO, we have again evaluated the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act and have concluded that, including the remedial actions described in our 2005 Form 10-K/A Report, as of November 14, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits: please refer to the Exhibit Index on page 43.

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

As discussed in Note 12 of the Notes to the Financial Statements, the Company restated its financial statements for the three and six-month periods ended June 30, 2006 and 2005.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
August 4, 2006, except for the effect of the restatement described in Note 12 of the Notes to the Financial Statements, as to which the date is November 14, 2006

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