Form 10-Q
period 2006-09-30
FORD MOTOR CREDIT CO
filed 2006-11-14
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes ☑ No

As of November 10, 2006, the registrant has outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 42

EXPLANATORY NOTE - RESTATEMENT OF FINANCIAL INFORMATION

In October of 2006, Ford Motor Credit Company ("Ford Credit", the "Company", "we", "our" or "us") reviewed our application of paragraph 68 of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. One of the general requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

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

EXPLANATORY NOTE - RESTATEMENT OF FINANCIAL INFORMATION (Continued)

Subsequent to the completion of our orginally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements and generally recognized these adjustments in the period in which they were identified. Because our interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments and recording them in the proper periods.

The following table sets forth a reconciliation of previously reported and restated net income/(loss) for the periods shown (in millions):

	Net Income
	Third Quarter 2005	Nine Months 2005

Previously reported	$577	$2,027
Pre-tax adjustments:
Fair value interest rate swaps	(435)	(624)
Out-of-period adjustments	(73)	(59)
Total pre-tax adjustments	(508)	(683)
Related tax effects-provision for / (benefit from)	(190)	(255)
Net after-tax adjustments	(318)	(428)
Restated	$259	$1,599

For additional discussion of the restatement, including the out-of-period adjustments, see Note 19 of our Notes to the Financial Statements to our Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 Form 10-K/A Report") and Note 12 of our Notes to the Financial Statements of this Form 10-Q.

This Form 10-Q includes the restated statements of income for the three- and nine-month periods ended September 30, 2005, a restated balance sheet for the year ended December 31, 2005 and restated statement of cash flows for the nine-month period ended September 30, 2005.

We have not filed amended Form 10-Qs for the interim periods affected by the restatement prior to and including the quarter ended September 30, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-Q for the quarter ended September 30, 2006, in our Form 10-K/A for the year ended December 31, 2005, in our Form 10-Q/A for the quarter ended March 31, 2006 and in our Form 10-Q/A for the quarter ended June 30, 2006, which are being filed concurrently with this Form 10-Q for the quarter ended September 30, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2006 and 2005
(in millions)

	Third Quarter		Nine Months
	2006	Restated 2005	2006	Restated 2005
	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$1,443	$1,316	$4,143	$3,995
Retail	938	941	2,770	3,011
Interest supplements and other support costs earned from affiliated companies	901	796	2,483	2,434
Wholesale	607	268	1,848	795
Other	53	53	163	164
Total financing revenue	3,942	3,374	11,407	10,399
Depreciation on vehicles subject to operating leases	(1,374)	(1,125)	(3,819)	(3,297)
Interest expense	(2,022)	(1,625)	(5,722)	(4,884)
Net financing margin	546	624	1,866	2,218
Other revenue
Investment and other income related to sales of receivables (Note 5)	169	346	542	1,243
Insurance premiums earned, net	40	48	142	152
Other income	554	61	689	667
Total financing margin and other revenue	1,309	1,079	3,239	4,280
Expenses
Operating expenses	482	557	1,491	1,607
Provision for credit losses (Note 4)	66	81	64	87
Insurance expenses	31	48	137	145
Total expenses	579	686	1,692	1,839
Income from continuing operations before income taxes	730	393	1,547	2,441
Provision for income taxes	278	134	543	882
Income from continuing operations before minority interests	452	259	1,004	1,559
Minority interests in net income of subsidiaries	—	—	—	1
Income from continuing operations	452	259	1,004	1,558
Income from discontinued operations	—	—	—	37
Gain on disposal of discontinued operations	—	—	—	4
Net income	$452	$259	$1,004	$1,599

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2006	Restated December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,406	$14,798
Marketable securities	6,782	3,810
Finance receivables, net (Note 2)	109,397	109,876
Net investment in operating leases (Note 3)	25,603	22,213
Retained interest in securitized assets (Note 5)	1,073	1,420
Notes and accounts receivable from affiliated companies	1,334	1,235
Derivative financial instruments (Note 9)	1,746	2,547
Other assets	5,676	6,363
Total assets	$163,017	$162,262

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,612	$1,904
Affiliated companies	1,422	794
Total accounts payable	3,034	2,698
Debt (Note 7)	134,478	133,446
Deferred income taxes	9,371	9,276
Derivative financial instruments (Note 9)	311	680
Other liabilities and deferred income	4,027	4,755
Total liabilities	151,221	150,855

Minority interests in net assets of subsidiaries	3	3

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,124	5,117
Accumulated other comprehensive income	732	391
Retained earnings (Note 8)	5,912	5,871
Total stockholder's equity	11,793	11,404
Total liabilities and stockholder's equity	$163,017	$162,262

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2006 and 2005
(in millions)

	Nine Months
	2006	Restated 2005
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$1,004	$1,599
(Income) related to discontinued operations	—	(41)
Provision for credit losses	64	87
Depreciation and amortization	4,064	3,681
Net (gain) on sales of finance receivables	(84)	(59)
Increase in deferred income taxes	197	623
Net change in other assets	179	251
Net change in other liabilities	401	(1,985)
Net (purchases)/sales of held for sale wholesale receivables	—	(357)
All other operating activities	417	589
Net cash provided by operating activities	6,242	4,388
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(35,871)	(31,239)
Collection of finance receivables (other than wholesale)	26,933	28,800
Purchase of operating lease vehicles	(11,963)	(11,041)
Liquidation of operating lease vehicles	4,842	7,050
Net change in wholesale receivables	6,251	3,438
Net change in retained interest in securitized assets	525	2,854
Net change in notes receivable from affiliated companies	24	274
Proceeds from sales of receivables	3,956	18,794
Purchases of marketable securities	(13,830)	(5,757)
Proceeds from sales and maturities of marketable securities	11,101	670
Proceeds from sale of business	—	2,040
Net change in derivatives	82	1,651
Transfer of cash balances upon disposition of discontinued operations	—	(5)
All other investing activities	22	1
Net cash (used in)/provided by investing activities	(7,928)	17,530
Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	32,151	17,713
Principal payments on long-term debt	(32,379)	(29,544)
Change in short-term debt, net	(697)	(5,930)
Cash dividends paid	(950)	(2,550)
All other financing activities	(59)	(53)
Net cash (used in) financing activities	(1,934)	(20,364)
Effect of exchange rate changes on cash and cash equivalents	228	(320)

Total cash flows from continuing operations	(3,392)	1,234

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	—	71
Cash flows from discontinued operations used in investing activities	—	(66)
Net (decrease)/increase in cash and cash equivalents	$(3,392)	$1,239

Cash and cash equivalents, beginning of period	$14,798	$12,668
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Change in cash and cash equivalents	(3,392)	1,239
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents, end of period	$11,406	$13,907

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. RESTATEMENT AND ACCOUNTING POLICIES

Restatement

The accompanying financial statements have been restated for the three-and nine-month periods ended September 30, 2005, a restated balance sheet for the year ended December 31, 2005 and restated statement of cash flows for the nine-month period ended September 30, 2005. The nature of restatements and the effect on the financial statement line items are discussed in Note 12 of our Notes to the financial statements. In addition, certain disclosures in the following notes have been restated consistent with the financial statements.

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, and instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial conditions for interim periods for Ford Motor Credit Company, its consolidated subsidiaries and consolidated variable interest entities ("VIEs") in which Ford Motor Credit Company is the primary beneficiary. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Form 10-K/A for the year ended December 31, 2005. We are an indirect, wholly owned subsidiary of Ford Motor Company.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES

Net finance receivables at September 30, 2006 and December 31, 2005 were as follows (in millions):

	September 30, 2006	December 31, 2005
	(Unaudited)
Retail	$72,034	$66,940
Wholesale	34,379	39,680
Other	4,098	4,648
Total finance receivables, net of unearned income (a)(b)	110,511	111,268
Less: Allowance for credit losses	(1,114)	(1,392)
Finance receivables, net	$109,397	$109,876

(a)
At September 30, 2006 and December 31, 2005, includes $1.6 billion of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as variable interest entities ("VIEs") and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(b)
At September 30, 2006 and December 31, 2005, includes $52.0 billion and $44.7 billion, respectively, of finance receivables that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables are available only for repayment of the debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay our other obligations or the claims of our other creditors.

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases at September 30, 2006 and December 31, 2005 were as follows (in millions):

	September 30, 2006	December 31, 2005
	(Unaudited)
Vehicles, at cost, including initial direct costs (a)	$32,340	$28,460
Less: Accumulated depreciation	(6,584)	(6,053)
Less: Allowance for credit losses	(153)	(194)
Net investment in operating leases	$25,603	$22,213

(a)
At September 30, 2006 and December 31, 2005, includes interests in operating leases and the related vehicles of $12.5 billion and $6.5 billion, respectively, that have been transferred for legal purposes and are held for the benefit of consolidated securitization special purpose entities ("SPEs") and are available only for repayment of the debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay our other obligations or the claims of our other creditors.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Balance, beginning of period	$1,360	$1,892	$1,586	$2,434
Provision for credit losses	66	81	64	87
Deductions
Charge-offs before recoveries	250	285	695	879
Recoveries	(110)	(110)	(361)	(386)
Net charge-offs	140	175	334	493
Other changes, principally amounts related to finance receivables sold and translation adjustments	19	27	49	257
Net deductions	159	202	383	750
Balance, end of period	$1,267	$1,771	$1,267	$1,771

NOTE 5. SALES OF RECEIVABLES

Retained Interest in Securitized Assets

Components of retained interest in off-balance sheet securitized assets at September 30, 2006 and December 31, 2005 included the following (in millions):

	September 30, 2006	December 31, 2005
	(Unaudited)
Residual interest in securitization transactions	$784	$1,094
Restricted cash held for benefit of securitization SPEs	212	199
Subordinated securities	77	127
Retained interest in securitized assets	$1,073	$1,420

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

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. SALES OF RECEIVABLES (Continued)

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in investment and other income for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2006	Restated 2005	2006	Restated 2005
	(Unaudited)		(Unaudited)
Servicing fees	$45	$101	$157	$306
Net gain on sale of receivables	30	24	84	59
Income on interest in sold wholesale receivables and retained securities	8	68	24	293
Income on residual interest and other	86	153	277	585
Investment and other income related to sales of receivables	$169	$346	$542	$1,243

On-Balance Sheet Securitizations

At September 30, 2006 and December 31, 2005, about $52.0 billion and $44.7 billion, respectively, of finance receivables have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. In addition, at September 30, 2006 and December 31, 2005, interests in operating leases and the related vehicles of $12.5 billion and $6.5 billion, respectively, have been transferred for legal purposes and are held for the benefit of consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay our other obligations or the claims of our other creditors. At September 30, 2006 and December 31, 2005, associated debt of $55.9 billion and $39.8 billion, respectively, is reported on our balance sheet for financial statement reporting purposes. This debt includes long-term and short-term asset-backed debt that is payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt, however, is not our legal obligation. Additionally, cash balances to be used only to support the on-balance sheet securitization transactions at September 30, 2006 and December 31, 2005, were approximately $6.8 billion and $2.3 billion, respectively. These assets and liabilities are generally held by VIEs where we are the primary beneficiary.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6. VARIABLE INTEREST ENTITIES

We consolidate VIEs in which we are the primary beneficiary. We use SPEs that are considered VIEs for some of our on-balance sheet securitization transactions. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our September 30, 2006 balance sheet are $55.7 billion of consolidated VIE assets, consisting of $6.7 billion in cash and cash equivalents and $49.0 billion of receivables.

We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $196 million and $182 million at September 30, 2006 and December 31, 2005, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. We are not the primary beneficiary of these SPEs. The outstanding balance of finance receivables that have been sold by us to these SPEs was approximately $4.6 billion and $5.7 billion at September 30, 2006 and December 31, 2005, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7. DEBT

At September 30, 2006 and December 31, 2005, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-			Restated
	Contractual (a)		Average (b)		September 30,	December 31,
	2006	2005	2006	2005	2006	2005
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	5.5%	4.3%			$20,844	$21,736
Other asset-backed short-term debt (c)	5.8%	—			2,130	—
Ford Interest Advantage (d)	6.0%	4.9%			5,698	6,719
Commercial paper - unsecured	5.4%	4.8%			305	1,041
Other short-term debt (e)	5.7%	5.8%			2,377	2,325
Total short-term debt	5.6%	4.6%	5.8%	5.0%	31,354	31,821
Long-term debt
Senior indebtedness
Notes payable within one year					16,898	21,049
Notes payable after one year (f)					53,353	62,614
Unamortized discount					(66)	(62)
Asset-backed debt (c)
Notes payable within one year					14,532	5,357
Notes payable after one year					18,407	12,667
Total long-term debt (g)	6.0%	5.9%	5.7%	5.1%	103,124	101,625
Total debt	5.9%	5.6%	5.7%	5.1%	$134,478	$133,446

(a)	Third quarter 2006 and fourth quarter 2005 average contractual rates exclude the effects of interest rate swap agreements and facility fees.
(b)	Third quarter 2006 and fourth quarter 2005 weighted-average rates include the effects of interest rate swap agreements and facility fees.
(c)
Obligations issued or arising in securitization and structured financing transactions that are payable out of collections on finance receivables and interests in operating leases and the related vehicles that have been sold for legal purposes. This debt is not the legal obligation of Ford Credit.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.
(e)	Includes $59 million and $52 million with affiliated companies at September 30, 2006 and December 31, 2005, respectively.
(f)	Includes $152 million and $126 million with affiliated companies at September 30, 2006 and December 31, 2005, respectively.
(g)	Average contractual and weighted-average interest rates for total long-term debt reflects the rates for both notes payable within one year and notes payable after one year.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8. RETAINED EARNINGS AND COMPREHENSIVE INCOME

Retained Earnings

The following table summarizes earnings retained for use in the business for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2006	Restated 2005	2006	Restated 2005
	(Unaudited)		(Unaudited)
Retained earnings, beginning balance	$5,773	$6,607	$5,871	$6,725
Net income	452	259	1,004	1,599
Dividends (a)	(313)	(1,100)	(963)	(2,558)
Retained earnings, ending balance	$5,912	$5,766	$5,912	$5,766

(a)	Dividends for the third quarter of 2006 include a $13 million non-cash dividend. Dividends for the first nine months of 2005 include an $8 million non-cash dividend, paid in the first quarter of 2005.

Comprehensive Income

The following table summarizes comprehensive income for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2006	Restated 2005	2006	Restated 2005
	(Unaudited)		(Unaudited)
Net income	$452	$259	$1,004	$1,599
Other comprehensive income	(11)	(24)	341	(412)
Total comprehensive income	$441	$235	$1,345	$1,187

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

Balance Sheet Impact

The fair value of derivatives reflects the price that a third party would be willing to pay or receive in an arm's length transaction and includes mark-to-market adjustments to reflect the effect of changes in interest rates, accrued interest and, for derivatives with a foreign currency component, a revaluation adjustment. The following table summarizes the estimated net fair value of our derivative financial instruments at September 30, 2006 and December 31, 2005, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis (in millions):

	September 30, 2006		December 31, 2005
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
	(Unaudited)
Interest rate swaps	$1,101	$47	$1,657	$96
Foreign currency swaps	879	449	1,089	789
Forwards and options (a)	—	49	6	—
Impact of netting agreements	(234)	(234)	(205)	(205)
Total derivative financial instruments	$1,746	$311	$2,547	$680

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

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

Key operating data for our operating segments for the periods ended September 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	Inter- national Segment	Unallocated Risk Management	Effect of Sales of Receivables	Total	Total
	(Unaudited)
Third Quarter 2006
Revenue	$3,732	$868	$209	$(104)	$105	$4,705
Income
Income from continuing operations before income taxes	366	155	209	—	209	730
Provision for income taxes	151	54	73	—	73	278
Income from continuing operations	215	101	136	—	136	452
Other disclosures
Depreciation on vehicles subject to operating leases	1,285	89	—	—	—	1,374
Interest expense	1,701	455	—	(134)	(134)	2,022
Provision for credit losses	20	46	—	—	—	66

Third Quarter 2005 Restated
Revenue	$3,573	$961	$(405)	$(300)	$(705)	$3,829
Income
Income from continuing operations before income taxes	572	226	(405)	—	(405)	393
Provision for income taxes	196	79	(141)	—	(141)	134
Income from continuing operations	376	147	(264)	—	(264)	259
Other disclosures
Depreciation on vehicles subject to operating leases	981	144	—	—	—	1,125
Interest expense	1,506	435	—	(316)	(316)	1,625
Provision for credit losses	77	4	—	—	—	81

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	Inter- national Segment	Unallocated Risk Management	Effect of Sales of Receivables	Total	Total
	(Unaudited)
First Nine Months 2006
Revenue	$10,979	$2,555	$(377)	$(377)	$(754)	$12,780
Income
Income from continuing operations before income taxes	1,385	539	(377)	—	(377)	1,547
Provision for income taxes	486	189	(132)	—	(132)	543
Income from continuing operations	899	350	(245)	—	(245)	1,004
Other disclosures
Depreciation on vehicles subject to operating leases	3,585	234	—	—	—	3,819
Interest expense	4,880	1,316	—	(474)	(474)	5,722
Provision for credit losses	(32)	96	—	—	—	64
Finance receivables (including net investment in operating leases)	111,246	36,688	9	(12,943)	(12,934)	135,000
Total assets	133,785	41,093	9	(11,870)	(11,861)	163,017

First Nine Months 2005 Restated
Revenue	$11,074	$2,917	$(659)	$(871)	$(1,530)	$12,461
Income
Income from continuing operations before income taxes	2,412	688	(659)	—	(659)	2,441
Provision for income taxes	873	241	(232)	—	(232)	882
Income from continuing operations	1,539	447	(428)	—	(428)	1,558
Other disclosures
Depreciation on vehicles subject to operating leases	2,943	354	—	—	—	3,297
Interest expense	4,392	1,344	—	(852)	(852)	4,884
Provision for credit losses	39	48	—	—	—	87
Finance receivables (including net investment in operating leases)	112,241	37,018	103	(34,914)	(34,811)	114,448
Total assets	139,027	40,704	103	(30,466)	(30,363)	149,368

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. GUARANTEES AND INDEMNIFICATIONS

The fair values of guarantees and indemnifications issued during 2006 and 2005 are recorded in the financial statements and are de minimis.

At September 30, 2006, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights could be stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $270 million. No losses have been recorded for these guarantees.

Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the third quarter of 2006, there were no significant changes to our indemnifications.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This Form 10-Q includes restated statements of income for the three- and nine-month periods ended September 30, 2005, a restated balance sheet for the year ended December 31, 2005 and restated statement of cash flows for the nine-month period ended September 30, 2005.

Effects of the restatement on the Consolidated Statement of Income are as follows:

•
The fair value interest rate swaps adjustment resulted in a significant change in Interest expense and Other income. As the interest rate swaps are no longer in a hedge relationship for accounting purposes, the mark-to-market adjustment is recorded in Other income. This adjustment decreased Other income $435 million and $624 million in the third quarter of 2005 and for the nine months ended September 30, 2005, respectively. All net interest charges related to these swaps that were previously classified as Interest expense are now classified as Other income. The reclassification amounts increased Other income $181 million and $628 million in the third quarter of 2005 and for the nine months ended September 30, 2005, respectively.  Interest expense was increased by the same amounts.

•
Relating to the out-of-period items described above, an adjustment related to an item we recorded in the third quarter of 2005 related to the amortization of certain loan origination costs involving securitized assets from prior quarters beginning in 2003. The restatement reflects a decrease in Retail revenue of $(85) million in the third quarter of 2005, and a corresponding increase in Retail revenue in prior quarters. In addition, we recorded smaller out-of-period adjustments which totaled $12 million and $19 million for the third quarter and nine months of 2005, respectively.

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

•
An adjustment related to a reclassification between Proceeds from the issuance of long-term debt and Principal payments on long-term debt for the nine months ended September 30, 2005.  The adjustment eliminated netting of certain debt activity.

•
Beginning with our year ended December 31, 2005 statements of cash flows, we have changed the presentation of cash flow to separately disclose the operating, investing, and financing portions of the cash flows attributable to our discontinued operations. This revision is in response to public statements by the staff of the Securities and Exchange Commission concerning classification of discontinued operations within the statement of cash flows. Also, we have included an adjustment in our statement of cash flows related to purchases, collections and liquidations of finance receivables and operating lease vehicles. This revision had no impact on previously reported totals for Cash flows from investing activities.

•
A reclassification of certain marketable securities from Cash and cash equivalents to Marketable securities related to securities that had contractual maturities exceeding ninety days from the date of purchase affected all reporting periods in 2005. This change resulted in a change in presentation in the statement of cash flows, which increased the levels of activity in the Purchases of marketable securities and Proceeds from sale of marketable securities lines within Cash flows from investing activities.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Statement of Income for the periods ended September 30 (in millions):

	Third Quarter 2005		Nine Months 2005
	Previously Reported	Restated	Previously Reported	Restated
	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$1,316	$1,316	$4,013	$3,995
Retail	1,026	941	3,108	3,011
Interest supplements and other support costs earned from affiliated companies	796	796	2,434	2,434
Wholesale	268	268	795	795
Other	53	53	164	164
Total financing revenue	3,459	3,374	10,514	10,399
Depreciation on vehicles subject to operating leases	(1,125)	(1,125)	(3,297)	(3,297)
Interest expense	(1,444)	(1,625)	(4,256)	(4,884)
Net financing margin	890	624	2,961	2,218
Other revenue
Investment and other income related to sales of receivables	334	346	1,222	1,243
Insurance premiums earned, net	48	48	152	152
Other income	315	61	628	667
Total financing margin and other revenue	1,587	1,079	4,963	4,280
Expenses
Operating expenses	557	557	1,607	1,607
Provision for credit losses	81	81	87	87
Insurance expenses	48	48	145	145
Total expenses	686	686	1,839	1,839
Income from continuing operations before income taxes	901	393	3,124	2,441
Provision for income taxes	324	134	1,137	882
Income from continuing operations before minority interests	577	259	1,987	1,559
Minority interests in net income of subsidiaries	—	—	1	1
Income from continuing operations	577	259	1,986	1,558
Income from discontinued operations	—	—	37	37
Gain on disposal of discontinued operations	—	—	4	4
Net income	$577	$259	$2,027	$1,599

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Balance Sheet (in millions):

	December 31,
	2005
	Previously Reported	Restated
ASSETS
Cash and cash equivalents	$14,798	$14,798
Marketable securities	3,810	3,810
Finance receivables, net	109,876	109,876
Net investment in operating leases	22,213	22,213
Retained interest in securitized assets	1,420	1,420
Notes and accounts receivable from affiliated companies	1,235	1,235
Derivative financial instruments	2,547	2,547
Other assets	6,256	6,363
Total assets	$162,155	$162,262

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,890	$1,904
Affiliated companies	794	794
Total accounts payable	2,684	2,698
Debt	134,500	133,446
Deferred income taxes	8,772	9,276
Derivative financial instruments	680	680
Other liabilities and deferred income	4,781	4,755
Total liabilities	151,417	150,855

Minority interests in net assets of subsidiaries	3	3

Stockholder's equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,117	5,117
Accumulated other comprehensive income	385	391
Retained earnings	5,208	5,871
Total stockholder's equity	10,735	11,404
Total liabilities and stockholder's equity	$162,155	$162,262

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the Restatement on the Consolidated Statement of Cash Flows for the period ended September 30 (in millions):

	Nine Months 2005
	Previously Reported	Restated
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$1,986	$1,599
(Income) related to discontinued operations	—	(41)
Provision for credit losses	87	87
Depreciation and amortization	3,703	3,681
Net (gain) on sales of finance receivables	(40)	(59)
Increase in deferred income taxes	878	623
Net change in other assets	1,986	251
Net change in other liabilities	(2,164)	(1,985)
Net purchases of held for sale wholesale receivables	—	(357)
All other operating activities	(79)	589
Net cash provided by operating activities	6,357	4,388
Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(32,409)	(31,239)
Collection of finance receivables (other than wholesale)	29,630	28,800
Purchase of operating lease vehicles	(9,871)	(11,041)
Liquidation of operating lease vehicles	6,201	7,050
Net change in wholesale receivables	3,438	3,438
Net change in retained interest in securitized assets	2,497	2,854
Net change in notes receivable from affiliated companies	274	274
Proceeds from sales of receivables	18,794	18,794
Purchases of marketable securities	(400)	(5,757)
Proceeds from sales and maturities of marketable securities	336	670
Proceeds from sale of business	2,040	2,040
Net change in derivatives	—	1,651
Transfer of cash balances upon disposition of discontinued operations	—	(5)
All other investing activities	1	1
Net cash provided by investing activities	20,531	17,530

Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	16,273	17,713
Principal payments on long-term debt	(28,104)	(29,544)
Change in short-term debt, net	(5,873)	(5,930)
Cash dividends paid	(2,550)	(2,550)
All other financing activities	(30)	(53)
Net cash (used in) financing activities	(20,284)	(20,364)
Effect of exchange rate changes on cash and cash equivalents	(320)	(320)

Total cash flows from continuing operations	6,284	1,234

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	—	71
Cash flows from discontinued operations used in investing activities	—	(66)
Net increase in cash and cash equivalents	$6,284	$1,239

Cash and cash equivalents, beginning of period
Cash and cash equivalents of discontinued operations, beginning of period	$12,668	$12,668
Change in cash and cash equivalents	6,284	1,239
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash and cash equivalents, end of period	$18,952	$13,907

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The information below for the three and nine month periods ended September 30, 2005 has been adjusted solely to reflect the impact of the restatement on our financial results which is more fully described in Note 12 of our Notes to the Financial Statements and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

New Developments

North American Restructuring. On September 28, 2006, we announced a plan to consolidate and centralize most of our origination, wholesale and dealer credit operations in the United States. We will consolidate our remaining 59 U.S. branches into six existing service centers, creating business centers that will manage originations in addition to the servicing functions already performed at the service centers. Completion of the branch consolidation is expected by the end of 2007. Our strong collection processes will continue while we enhance our originations of automotive financing contracts. This consolidation action is expected to reduce costs and improve process efficiencies, while providing us with the flexibility and scale necessary to adapt to changes in business conditions. Through this action and other efforts, we expect salaried personnel reductions of about 2,000 positions in the United States and Canada.

Way Forward Acceleration. On September 15, 2006, Ford announced an acceleration of its Way Forward restructuring plan which includes further reductions in manufacturing capacity. Going forward, with its investment in new products and improvements in quality, Ford expects market share to be in the 14 to 15 percent range - with a focus on profitable retail share. The majority of our retail financing consists of purchasing retail installment sale contracts and retail lease contracts from Ford dealers. To the extent that market share declines are primarily limited to fleet deliveries, we do not expect a significant impact on our contract placement volumes as a result of this announcement. For an additional discussion of our dependence on Ford, refer to the “Overview — Dependence on Ford” section of Item 1 to Part I of our 2005 Form 10-K/A Report.

Industrial Bank. We are pursuing an industrial bank charter from the State of Utah. Such a charter requires approval from the Federal Deposit Insurance Corporation ("FDIC") to obtain federal deposit insurance. The current moratorium imposed by the FDIC on accepting and approving such applications may affect our timing or ability to obtain an industrial bank charter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Third Quarter 2006 Compared with Third Quarter 2005

In the third quarter of 2006, net income increased $193 million compared with a year ago. Our income from continuing operations before income taxes increased $337 million. The increase in earnings primarily reflected market valuations related to non-designated derivatives and improved operating expenses. The increase was offset partially by higher borrowing costs, higher depreciation expense and the impact of lower average receivable levels. Results of our operations by business segment for the third quarter of 2006 and 2005 are shown below:

	Third Quarter
	2006	Restated 2005	2006 Over/(Under) 2005
Income from continuing operations before income taxes	(in millions)
North America segment	$366	$572	$(206)
International segment	155	226	(71)
Unallocated risk management	209	(405)	614
Income from continuing operations before income taxes	730	393	337
Provision for income taxes and minority interests	(278)	(134)	(144)
Income from discontinued operations	—	—	—
Total net income	$452	$259	$193

The decrease in North America segment income primarily reflected higher borrowing costs, higher depreciation expense and the impact of lower average receivable levels. The decrease was offset partially by improved operating expenses.

The decrease in International segment income primarily reflected the non-recurrence of a gain on sale of previously impaired compensation bonds in Argentina and the impact of lower receivable levels. The compensation bonds were issued by the Argentine government in late 2001 and were intended to compensate entities for government-mandated devaluation of the peso to provide debt relief to consumers.

The change in unallocated risk management income reflects market valuations primarily related to non-designated derivatives. For additional information on our unallocated risk management business segment, see Note 10 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Nine Months 2006 Compared with First Nine Months 2005

In the first nine months of 2006, net income was down $595 million compared with a year ago. Our income from continuing operations before income taxes was down $894 million. The decrease in earnings primarily reflected higher borrowing costs, the impact of lower retail receivable levels and higher depreciation expense. The decrease was partially offset by market valuations primarily related to non-designated derivatives and improved operating expenses. Results of our operations by business segment for the first nine months of 2006 and 2005 are shown below:

	First Nine Months
	2006	Restated 2005	2006 Over/ (Under) 2005
Income from continuing operations before income taxes	(in millions)
North America segment	$1,385	$2,412	$(1,027)
International segment	539	688	(149)
Unallocated risk management	(377)	(659)	282
Income from continuing operations before income taxes	1,547	2,441	(894)
Provision for income taxes and minority interests	(543)	(883)	340
Income from discontinued operations	—	41	(41)
Total net income	$1,004	$1,599	$(595)

The decrease in North America segment income primarily reflected the same causal factors described above.

The decrease in International segment income primarily reflected higher borrowing costs, the non-recurrence of a gain on sale of previously impaired compensation bonds in Argentina, and lower credit loss reserve reductions.

The change in unallocated risk management income reflects market valuations primarily related to non-designated derivatives. For additional information on our unallocated risk management business segment, see Note 10 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Placement Volume and Financing Share

Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(in thousands)
North America segment
United States	471	335	1,312	1,169
Canada	55	52	146	134
Total North America segment	526	387	1,458	1,303

International segment
Europe	173	179	540	571
Other international	60	74	181	212
Total International segment	233	253	721	783

Total contract placement volume	759	640	2,179	2,086

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
United States
Financing share - Ford, Lincoln and Mercury
Retail installment and lease	56%	28%	48%	37%
Wholesale	80	81	80	81
Europe
Financing share - Ford Retail installment and lease	28%	28%	26%	28%
Wholesale	95	94	95	96

North America Segment

In the third quarter of 2006, our total contract placement volumes were up 139,000 contracts, compared with a year ago. This increase, as well as the increase in retail financing share, primarily reflected the non-recurrence of the impact of Ford's marketing program that offered employee pricing to all customers (the "Family Plan"). The Family Plan replaced Ford's traditional automotive marketing programs that emphasized the use of our financing. In addition, our contract placement volumes and financing share increased as a result of Ford's marketing programs that emphasized the use of financing through us.

In the first nine months of 2006, our total contract placement volumes were 1.5 million, up 155,000 from a year ago reflecting the same causal factors described above for the third quarter.

International Segment

In the third quarter of 2006, our total contract placement volumes were 233,000 contracts, down 20,000 contracts from a year ago, primarily reflecting lower volumes in Asia Pacific and Europe.

In the first nine months of 2006, our total International contract placement volumes were 721,000 contracts, down 62,000 contracts from a year ago. The decrease primarily reflected the same causal factors described above for the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our operating results are impacted significantly by the level of our receivables, which are shown below:

	September 30, 2006	December 31, 2005
Receivables	(in billions)

On-Balance Sheet
(including on-balance sheet securitizations)
Finance receivables
Retail installment	$71.0	$65.7
Wholesale	34.3	39.6
Other	4.1	4.6
Total finance receivables, net	109.4	109.9
Net investment in operating leases	25.6	22.2
Total on-balance sheet (a)	$135.0	$132.1

Memo: Allowance for credit losses included above	$1.3	$1.6

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$12.9	$18.0
Wholesale	—	—
Other	—	—
Total finance receivables, net	12.9	18.0
Net investment in operating leases	—	—
Total securitized off-balance sheet	$12.9	$18.0

Managed
Finance receivables
Retail installment	$83.9	$83.7
Wholesale	34.3	39.6
Other	4.1	4.6
Total finance receivables, net	122.3	127.9
Net investment in operating leases	25.6	22.2
Total managed	$147.9	$150.1

Serviced	$150.4	$153.0

(a)
At September 30, 2006 and December 31, 2005, about $52.0 billion and $44.7 billion, respectively, of finance receivables have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. In addition, at September 30, 2006 and December 31, 2005, interests in operating leases and the related vehicles of $12.5 billion and $6.5 billion, respectively, have been transferred for legal purposes and are held for the benefit of consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay our other obligations or the claims of our other creditors.

Managed receivables decreased from year-end 2005 primarily reflecting lower wholesale receivable levels, offset partially by increased investments in operating leases. At year-end 2006, we anticipate managed receivables to be in the range of $145 billion to $150 billion. Our year-end receivables forecast is up slightly from our prior expectation due to Ford’s third quarter marketing programs that emphasized retail financing incentives.

At September 30, 2006, in the United States and Canada, Ford is obligated to pay us approximately $4.6 billion of interest supplements (including supplements related to sold receivables) over the terms of the related finance contracts compared with $3.4 billion at June 30, 2006 and $3.0 billion at December 31, 2005. The increase primarily reflects changes in Ford's marketing programs throughout the third quarter that emphasized financing incentives through us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer's failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer and non-consumer portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheet is our estimate of the credit losses for receivables and operating leases that are impaired at the date of our balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. During the third quarter, we updated an analysis of contract liquidation data that affected the level of required reserves for credit losses as of September 30, 2006. In addition, we implemented refinements to certain modeling techniques that are used in determining the allowance for credit losses. The combined effect of the two changes decreased the allowance for credit losses by $66 million at September 30, 2006.

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

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Charge-offs	(in millions)

On-Balance Sheet
Retail installment and lease	$132	$181	$307	$488
Wholesale	6	(6)	25	10
Other	2	—	2	(5)
Total on-balance sheet	$140	$175	$334	$493

Reacquired Receivables (retail) (a)	$0	$4	$2	$18

Securitized Off-Balance Sheet
Retail installment and lease	$21	$32	$63	$98
Wholesale	—	—	—	—
Other	—	—	—	—
Total securitized off-balance sheet	$21	$32	$63	$98

Managed
Retail installment and lease	$153	$217	$372	$604
Wholesale	6	(6)	25	10
Other	2	—	2	(5)
Total managed	$161	$211	$399	$609

Loss-to-Receivables Ratios

On-Balance Sheet
Retail installment and lease	0.55%	0.77%	0.45%	0.68%
Wholesale	0.07	(0.13)	0.09	0.06
Total including other	0.41%	0.58%	0.33%	0.53%

Managed
Retail installment and lease	0.56%	0.77%	0.46%	0.70%
Wholesale	0.07	(0.07)	0.09	0.03
Total including other	0.43%	0.55%	0.36%	0.50%

(a)	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR Owner Trust retail securitization program ("FCAR") in the second quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Charge-offs and loss-to-receivables ratios for our on-balance sheet, securitized off-balance sheet and managed portfolios declined from a year ago. These improvements primarily reflect a higher quality retail installment and lease portfolio and enhancements to our collection practices. Lower average levels of retail installment receivables in our managed portfolio also contributed to reduced charge-offs.

Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio. This portfolio was approximately 60% of our worldwide-managed portfolio of retail installment receivables and net investment in operating leases at September 30, 2006. Trends and causal factors are consistent with the worldwide results described in the preceding section.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
On-Balance Sheet
Charge-offs (in millions)	$90	$126	$196	$306
Loss-to-receivables ratios	0.63%	0.94%	0.49%	0.74%

Managed
Charge-offs (in millions)	$104	$152	$242	$388
Loss-to-receivables ratios	0.62%	0.91%	0.50%	0.75%

Other Metrics — Serviced
Repossessions (in thousands)	20	28	62	83
Repossession ratios (a)	1.91%	2.42%	1.93%	2.30%
Average loss per repossession	$6,500	$6,300	$6,200	$6,100
New bankruptcy filings (in thousands)	6	20	15	58
Over-60 day delinquency ratio (b)	0.18%	0.19%	0.15%	0.14%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.
(b)	Delinquencies are expressed as a percent of the end-of-period accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period net receivables for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in ‘‘Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 to Part II of our 2005 Form 10-K/A Report.

	September 30, 2006	December 31, 2005
	(in billions)
Allowance for Credit Losses
Retail installment and lease	$1.2	$1.5
Wholesale	0.1	0.1
Other	0.0	0.0
Total allowance for credit losses	$1.3	$1.6

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.17%	1.63%
Wholesale	0.24	0.24
Other	0.85	0.77
Total	0.93%	1.19%

Our allowance for credit losses decreased approximately $300 million from year-end 2005, primarily reflecting improved charge-off performance and changes in our assumptions and modeling techniques described above that affected the allowance, offset partially by an increase in our on-balance sheet retail receivables and investments in operating leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. During the past year, there has been a general shift in consumer preferences away from trucks and sport utility vehicles. Given the impact of that shift on auction market conditions, we would expect higher depreciation expense for trucks and sport utility vehicles subject to operating leases in our portfolio. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 to Part II of our 2005 Form 10-K/A Report.

Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

•	Placement volume measures the number of leases we purchase in a given period;
•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
•	Return volume reflects the number of vehicles returned to us by customers at lease end.

The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for 97% of our total investment in operating leases at September 30, 2006:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(in thousands)
Placements	100	81	353	265
Terminations	88	106	260	338
Returns	65	72	184	221

In the third quarter of 2006, placement volumes were up 19,000 units compared with the same period a year ago, primarily reflecting the overall industry growth in leasing. Termination and return volumes decreased 18,000 units and 7,000 units, respectively, compared with a year ago, primarily reflecting lower placement volumes in 2003.

In the first nine months of 2006, placement volumes were up 88,000 units compared with the same period a year ago. Termination and return volumes decreased 78,000 units and 37,000 units, respectively. Trends and causal factors are consistent with those described for the third quarter.

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

In July 2006, DBRS lowered our long-term senior unsecured rating to BB (low) from BB, maintained the short-term rating at R4* and maintained the trend at Negative. In July 2006, Moody's lowered our long-term senior unsecured rating to Ba3 from Ba2, maintained the short term rating at "NP" and maintained the outlook at Negative. In August 2006, Fitch lowered our long-term senior unsecured rating to BB- from BB, maintained our short-term rating at B and maintained the outlook at Negative. In September 2006, DBRS lowered our long-term senior unsecured rating to B (high) from BB (low), maintained our short-term rating at R-4* and maintained the trend at Negative. In September 2006, S&P lowered our long-term senior unsecured rating to B from B+, lowered our short-term rating to B-3 from B-2 and maintained the outlook at Negative. In September 2006, Moody's lowered our long-term senior unsecured rating to B1 from Ba3, maintained our short-term rating at "NP" and maintained the outlook at Negative. Ford is exploring various Automotive-financing strategies, which, if implemented, could adversely impact the credit ratings of our unsecured debt. The following chart summarizes our long-term senior unsecured credit ratings, short-term ratings and the outlook assigned by the NRSROs:

	DBRS			Fitch			Moody's			S&P
Date	Long-Term	Short-Term *	Trend	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook	Long-Term	Short Term	Outlook
June 2006	BB	R-4	Negative	BB	B	Negative	Ba2	NP	Negative	B+	B-2	Negative
July 2006	BB (low)	R-4	Negative	BB	B	Negative	Ba3	NP	Negative	B+	B-2	Negative
Aug. 2006	BB (low)	R-4	Negative	BB-	B	Negative	Ba3	NP	Negative	B+	B-2	Negative
Sep. 2006	B (high)	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B **	B-3	Negative

*
In September, DBRS revised certain rating categories used to rate commercial paper and other short-term debt instruments. This included changing the rating category of R-3 (high), Ford Credit's rating, to R-4. The rating revision is related to the redefinition of the rating categories and does not reflect a change in the DBRS opinion regarding the credit quality of these debts.

**	In September, S&P lowered FCE Bank plc's ("FCE") long-term rating to B+ from BB-, maintaining the one notch differential vs. Ford Credit.

Funding

Our funding strategy is to maintain liquidity and access to diverse funding sources. As a result of lower credit ratings, our unsecured borrowing costs have increased and our access to unsecured debt markets has become more restricted. In response, we have increased our use of securitization and other asset-backed sources of liquidity and will continue to expand and diversify our asset-backed funding by asset class and region. In addition, we may continue to participate in the whole-loan market and will access unsecured term debt when opportunities exist that are consistent with our funding needs. Further, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford. We will continue to pursue such arrangements in the future. Over time, we likely will need to reduce further the amount of receivables we purchase. A significant reduction in the amount of purchased receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	September 30,	Restated December 31,
	2006	2005
	(in billions)
Debt
Asset-backed commercial paper (a)	$20.9	$21.8
Other asset-backed short term debt (a)	2.1	—
Ford Interest Advantage	5.7	6.7
Commercial paper — unsecured	0.3	1.0
Other short-term debt	2.4	2.3
Total short-term debt	31.4	31.8
Unsecured long-term debt (including notes payable within one year)	70.2	83.6
Asset-backed long-term debt (including notes payable within one year) (a)	32.9	18.0
Total debt	134.5	133.4

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	12.9	18.0
Retained interest	(1.1)	(1.4)
Total securitized off-balance sheet funding	11.8	16.6
Total debt plus securitized off-balance sheet funding	$146.3	$150.0

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%
Credit lines to total unsecured commercial paper (including Ford bank lines)	>100	>100
Securitized funding to managed receivables	46	38
Short-term debt and notes payable within one year to total debt	46	43
Short-term debt and notes payable within one year to total capitalization	43	40

(a)
Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the related securitization SPEs.

At September 30, 2006, total debt plus securitized off-balance sheet funding was down $3.7 billion compared with year-end 2005, primarily reflecting repayment of maturing debt offset partially by asset-backed term debt and unsecured debt issuance.

Term Funding

During the third quarter of 2006, we realized proceeds of $7.2 billion from asset-backed funding (including about $1.0 billion from public and private sales of receivables in off-balance sheet securitizations) and about $2.4 billion from unsecured institutional funding.

Through September 30, 2006, we completed $36.5 billion of term debt issuance and whole loan sale transactions: $19.3 billion through private transactions (of which $17.7 billion was asset-backed funding and $1.6 billion was unsecured) and $16.2 billion through public transactions (of which $9.9 billion was asset-backed funding, $3.8 billion was unsecured and $2.5 billion was from a debt exchange); and $1.0 billion from a whole-loan sale transaction. Our present full-year 2006 funding plans are in the range of $16 billion to $20 billion for public funding and $29 billion to $33 billion for private transactions (including whole-loan sale transactions). Our present full-year 2007 funding plans are in the range of $10 billion to $20 billion for public funding and $30 billion to $40 billion for private transactions (including whole-loan sale transactions).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

At September 30, 2006, our total cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities), together with funding available through credit facilities and committed purchase programs, was $80 billion. Of this amount, we could utilize $71 billion (based on the availability of receivables at September 30, 2006 that were eligible for sale under our committed programs). We have access to the following sources to provide liquidity for all of our short-term funding obligations:

Cash, Cash Equivalents and Marketable Securities. At September 30, 2006, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $17.4 billion, compared with $17.9 billion at year-end 2005. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. These cash, cash equivalents and marketable securities primarily include short-term U.S. Treasury bills, federal agency discount notes, highly rated commercial paper, and bank time deposits with investment grade institutions. The average term of these investments is typically less than 90 days and will vary based on market conditions and liquidity needs. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs. Cash balances to be used only to support the on-balance sheet securitization transactions at September 30, 2006 and December 31, 2005, were approximately $6.8 billion and $2.3 billion, respectively. The increase primarily reflects a larger cash balance in our wholesale securitization trust due to a drop in the wholesale asset balance relative to the level of funding from issued securities (cash replaces wholesale assets backing the securities). In addition, higher levels of securitized assets resulted in an increase in the overall level of cash supporting securitization transactions.

Committed Purchase Programs.  We have entered into agreements with several bank-sponsored conduits and other financial institutions pursuant to which such parties are contractually committed to purchase from us, at our option, retail receivables and, under certain agreements, wholesale finance receivables or asset-backed securities backed by wholesale finance receivables, for proceeds up to $24.8 billion ($15.1 billion retail and $9.7 billion wholesale). These committed facilities have varying maturity dates through September 29, 2011, with $18.9 billion being ordinarily renewed annually with an original term of 364 days, and the balance having maturities between two and five years. Our ability to obtain funding under these commitments is subject to having a sufficient amount of receivables eligible for sale under these programs. At September 30, 2006, $9.1 billion of these commitments were in use. These committed facilities are extremely liquid funding sources as we are able to access funds generally within two days. These agreements are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) and credit rating triggers that could limit our ability to borrow.  However, the unused portion of the retail commitments may be terminated if the performance of the sold receivables deteriorates beyond specified levels. Similarly, the unused portion of the wholesale commitments may be terminated if the rate at which dealer vehicle inventory is selling declines below certain levels or if there are significant dealer defaults.  Based on our experience and knowledge as servicer of the sold assets, we do not expect any commitments to be terminated due to these events. In October, we entered into an agreement for a multi-year committed facility for up to $6 billion for unrated asset-backed notes, and year to date, we have added $8 billion of additional committed capacity for the securitization of our wholesale assets, a significant portion of which is multi-year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Back-up Credit Facilities

Our back-up credit facilities were as follows on the dates indicated:

	September 30, 2006	December 31, 2005
	(in billions)
Back-up Credit Facilities
Ford Credit bank lines	$3.3	$3.8
FCE bank lines	2.4	2.4
Ford bank lines (available at Ford’s option)	6.3	6.5
Asset-backed commercial paper lines	18.9	18.7
Total back-up facilities	30.9	31.4
Utilized amounts	(1.8)	(1.1)
Total available back-up facilities	$29.1	$30.3

At September 30, 2006, we and our majority owned subsidiaries, including FCE, had $5.7 billion of contractually committed credit facilities with financial institutions, of which $4.1 billion was available for use. Of the lines available for use, 31% (or $1.3 billion) are committed through June 30, 2010, and the remainder are committed for a shorter period of time. Of the $5.7 billion, about $3.3 billion constitutes Ford Credit facilities ($2.7 billion global and about $600 million non-global) and $2.4 billion are FCE facilities ($2.3 billion global and about $100 million non-global). Our global credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to borrow.

At Ford's option, Ford's global lines of credit of $6.3 billion may be used by any of its direct or indirect, majority owned subsidiaries on a guaranteed basis. Of this amount, $4.9 billion is committed through June 30, 2010. Ford also has the ability to transfer, on a non-guaranteed basis, $2.0 billion of such credit lines to us and approximately $500 million to FCE.

In addition, at September 30, 2006, banks provided $18.9 billion of contractually committed liquidity facilities exclusively to support our two on-balance sheet asset-backed commercial paper programs; $18.5 billion supported our FCAR program and $375 million supported our Motown NotesSM wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At September 30, 2006, $18.0 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. At September 30, 2006, the outstanding balances were $16.0 billion for the FCAR program and $5.0 billion for the Motown Notes program.

Whole-Loan Sale Transactions

We have a program to sell retail installment sale contracts in transactions where we retain no interest and thus no exposure to the sold assets. These transactions, which we refer to as "whole-loan sale transactions," provide liquidity by enabling us to reduce our managed receivables and our need for funding to support those receivables. We did not sell any receivables in whole-loan sale transactions in the third quarter of 2006. Total outstanding receivables sold in whole-loan transactions at September 30, 2006 were $2.5 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Sales of Receivables Activity

The following table illustrates our worldwide receivable sales activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(in billions)

North America segment
Public retail	$—	$2.2	$—	$9.7
Conduit	0.5	—	1.5	2.8
Motown Notes program	—	—	—	1.4
Public wholesale	—	—	—	2.3
Total North America segment	0.5	2.2	1.5	16.2
International segment
Europe
Public	—	0.3	0.1	0.7
Conduit	—	0.1	0.1	0.4
Total Europe	—	0.4	0.2	1.1
Asia-Pacific	0.3	—	0.3	—
Latin America	0.3	—	1.0	—
Total International segment	0.6	0.4	1.5	1.1
Net proceeds	1.1	2.6	3.0	17.3
Whole-loan sales	—	—	1.0	1.5
Total net proceeds	1.1	2.6	4.0	18.8
Retained interest and other	—	(0.2)	0.2	(3.0)
Total receivables sold	1.1	2.4	4.2	15.8
Prior period sold receivables, net of paydown activity	14.3	36.0	11.2	22.6
Total sold receivables outstanding at the end of the relevant period	15.4	38.4	15.4	38.4
Memo:
Less: Receivables outstanding in whole-loan sale transactions	(2.5)	(3.4)	(2.5)	(3.4)
Total securitized off-balance sheet receivables	$12.9	$35.0	$12.9	$35.0

In the first nine months of 2006, total net proceeds from off-balance sheet sales of receivables totaled $4.0 billion, down $14.8 billion compared with a year ago. The decrease in net proceeds primarily reflected the impact of U.S. public retail transactions being reported on-balance sheet in the first nine months of 2006. Additionally, we consolidated our off-balance sheet wholesale securitization program in the fourth quarter of 2005, which caused new debt issued by the trust to be reported on-balance sheet.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Third Quarter		First Nine Months
	2006	Restated 2005	2006	Restated 2005
	(in millions)

Servicing fees	$45	$101	$157	$306
Net gain on sales of receivables	30	24	84	59
Income on interest in sold wholesale receivables and retained securities	8	68	24	293
Income on residual interest and other	86	153	277	585
Investment and other income related to sales ofreceivables	169	346	542	1,243
Less: Whole-loan income	(15)	(20)	(35)	(57)
Income related to off-balance sheet securitizations	$154	$326	$507	$1,186

Memo:
Finance receivables sold (in billions)	$1.1	$2.4	$4.2	$15.8
Servicing portfolio as of period-end (in billions)	15.4	38.4	15.4	38.4
Pre-tax gain per dollar of retail receivables sold	2.7%	1.0%	2.0%	0.4%

In the third quarter and first nine months of 2006, income related to off-balance sheet securitizations declined $172 million and $679 million respectively, compared with a year ago. The declines primarily reflected lower wholesale-retained interest in securitized assets, servicing fees and income on residual interest due to the accounting consolidation of our wholesale securitization program in the fourth quarter of 2005. This consolidation caused the activity related to these receivables previously sold by us in this program to be reported on-balance sheet.

The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated:

	Third Quarter		First Nine Months
	2006	Restated 2005	2006	Restated 2005
	(in millions)
Financing revenue
Retail revenue	$258	$349	$884	$1,153
Wholesale revenue	—	277	—	904
Total financing revenue	258	626	884	2,057
Borrowing cost	(134)	(316)	(474)	(852)
Net financing margin	124	310	410	1,205
Net credit losses	(21)	(32)	(63)	(98)
Income before income taxes	$103	$278	$347	$1,107

Memo:
Income related to off-balance sheet securitizations	$154	$326	$507	$1,186
Recalendarization impact of off-balance sheet securitizations	51	48	160	79

In the third quarter and first nine months of 2006, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $51 million and $160 million higher, respectively, than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt
Statement	=	Equity
Leverage
Retained
Interest in
				Securitized		Securitized		Cash, Cash		Fair Value
				Off-balance		Off-balance		Equivalents &		Hedge Accounting
		Total Debt	+	Sheet	-	Sheet	-	Marketable	-	Adjustments
				Receivables		Receivables		Securities*		on Total Debt
Managed Leverage	=
Fair Value
				Equity	+	Minority	-	Hedge Accounting
						Interest		Adjustments
on Equity

*	Excluding marketable securities related to insurance activities

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30, 2006	Restated December 31, 2005

Total debt	$134.5	$133.4
Total stockholder’s equity	11.8	11.4
Financial statement leverage (to 1)	11.4	11.7

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30, 2006	Restated December 31, 2005

Total debt	$134.5	$133.4
Securitized off-balance sheet receivables outstanding	12.9	18.0
Retained interest in securitized off-balance sheet receivables	(1.1)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(17.4)	(17.9)
Fair value hedge accounting adjustments	(0.2)	(0.5)
Total adjusted debt	$128.7	$131.6

Total stockholder’s equity (including minority interest)	$11.8	$11.4
Fair value hedge accounting adjustments	(0.5)	(0.7)
Total adjusted equity	$11.3	$10.7

Managed leverage (to 1)	11.4	12.3

*	Excluding marketable securities related to insurance activities

Our managed leverage strategy involves establishing a leverage level that takes into consideration prevailing market conditions and reflects the risk characteristics of our business. At September 30, 2006, our managed leverage was 11.4 to 1, compared with 12.3 to 1 at year-end 2005. For the remainder of 2006, we expect our managed leverage to remain about 11.4 to 1. In the first nine months of 2006, we paid cash dividends of $950 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 does not introduce new requirements for when fair value measures must be used, but focuses on how to measure fair value. SFAS 157 establishes a fair value hierarchy to classify the sources of information used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is assessing the potential impact on present fair value measurement techniques, disclosures, and on our financial position.

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans Instruments - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. SFAS 158 requires prospective application, and is effective for financial statements issued for fiscal years ending after December 15, 2006. Ford Credit is a participating employer in certain retirement, postretirement health care and life insurance plans that are sponsored by Ford. We do not expect SFAS 158 to have a material impact on our financial position or results of operations. Further information about these sponsored plans and the expected impact of SFAS 158 on Ford is available in Ford's Third Quarter 2006 10-Q Report.

In September 2006, SEC issued Staff Accounting Bulletin ("SAB") 108, which provides guidance on quantifying and evaluating the materiality of financial statement misstatements, as well as guidance on correcting errors using a dual approach. When evaluating materiality, registrants should consider the effects of present and prior year misstatements on both the balance sheet and income statement, and also the present year effects on each of adjusting prior year misstatements that were appropriately considered immaterial under the previous approach. SAB 108 is effective for fiscal years ending after November 15, 2006; we presently apply this methodology.

In addition, we have not yet adopted SFAS 155 and 156 or FASB Interpretation 48. Both were previously discussed in our Quarterly Report on Form 10-Q/A for the periods ended March 31, 2006 and June 30, 2006, respectively.

Outlook

Our earnings in 2006 will be lower than our earnings in 2005 primarily resulting from the impact of higher interest rates, lower average receivable levels in our managed portfolio and higher depreciation expenses for vehicles subject to operating leases due to market weakness for trucks and sport utility vehicles. To the extent that we do not elect to designate derivatives, changes in interest rates will result in volatility in our results of operations. At year-end 2006, we anticipate managed receivables to be in the range of $145 billion to $150 billion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2005 Form 10-K/A Report, we discuss in greater detail our market risk, counter-party risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2006, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by approximately $89 million over the next twelve months, compared with $40 million at December 31, 2005. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

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

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer ("CEO"), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer and Treasurer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006, and, solely as a result of the existence at that time of the material weakness in internal control over financial reporting described above, each has concluded that our disclosure controls and procedures were ineffective.

In connection with the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2006, under the direction of our CEO and CFO, we have again evaluated the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act and have concluded that, including the remedial actions described in our 2005 Form 10-K/A Report, as of November 14, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Borlay v. PRIMUS Fair Lending Class Action. The plaintiffs in this class action lawsuit pending in federal court in Tennessee, disclosed on page 16 of our 2005 Form 10-K/A Report, alleged that PRIMUS' lending practices discriminate against African-Americans. In the third quarter of 2006, the plaintiffs and we submitted a proposed settlement to the court. The court preliminarily approved the settlement. Final approval is subject to a fairness hearing scheduled for February 2007.

ITEM 5. OTHER INFORMATION

Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed separately with the SEC and included as an exhibit to this report (without Financial Statements or Exhibits).

ITEM 6. EXHIBITS

Exhibits: please refer to the Exhibit Index on page 42.

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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company and its subsidiaries as of September 30, 2006, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 12 of the Notes to the Financial Statements, the Company restated its financial statements for the three and nine-month periods ended September 30, 2005.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
November 14, 2006

FORD MOTOR CREDIT COMPANY

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated November 14, 2006, relating to Financial Information	Filed with this Report
Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report
Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report
Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report
Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report
Exhibit 99	Items 2 - 4 of Part I and Items 1, 2, and 5 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006	Incorporated herein by reference to Ford Motor Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. File No. 1-3950.