Form 10-K
period 2006-12-31
FORD MOTOR CREDIT CO
filed 2007-02-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 1-6368

Ford Motor Credit Company
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	38-1612444 (I.R.S. employer identification no.)

One American Road, Dearborn, Michigan (Address of principal executive offices)	48126 (Zip code)

Registrant’s telephone number, including area code (313) 322-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
6 3/8% Notes due November 5, 2008 7 3/8% Notes due October 15, 2031 7.60% Notes due March 1, 2032	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

As of February 23, 2007, the registrant had outstanding 250,000 shares of Common Stock. No voting stock of the registrant is held by non-affiliates of the registrant.

REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 48

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

We earn our revenue primarily from:

•	Payments made under retail installment sale contracts and leases that we purchase;

•	Interest supplements and other support payments from Ford and affiliated companies; and

•	Payments made under wholesale and other dealer loan financing programs.

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

North America Segment

We do business in all 50 states of the United States and in all provinces in Canada. Our United States operations accounted for 65% and 67% of our total managed receivables at year-end 2006 and 2005, respectively, and our Canadian operations accounted for about 8% of our total managed receivables at year-end 2006 and 2005. Managed receivables include receivables included in off-balance sheet securitizations and exclude receivables sold in whole-loan sale transactions. For a discussion of how we review our business performance, including on a managed basis, see the “Overview” section in Item 7.

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

International Segment

Our International segment includes operations in three main regions: Europe, Asia-Pacific and Latin America. Our Europe region is our largest international operation, accounting for 20% and 18% of our total managed receivables at year-end 2006 and 2005, respectively. Within the International segment, our Europe region accounted for 76% and 74% of our managed receivables at year-end 2006 and 2005, respectively. Most of our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and operates branches in 15 other European countries. In addition, FCE has subsidiaries in the United Kingdom, Finland, Hungary, Poland and the Czech Republic that provide wholesale, leasing and retail vehicle financing. In our largest European markets, Germany and the United Kingdom, FCE offers most of our products and services under the Ford Credit/Bank, Volvo Car Finance, Land Rover Financial Services, Jaguar Financial Services and Mazda Credit/Bank brands. FCE generates most of our European revenue and contract volume from Ford Credit/Bank brand products and services. FCE, through our Worldwide Trade Financing division, provides financing to distributors/importers in countries where typically there is no established local Ford presence. The Worldwide Trade Financing division currently provides financing in over 70 countries. In addition, other private label operations and outsourcing arrangements exist in several Central and Eastern European markets. We also offer financing in Sweden for Volvo brand vehicles through Volvofinans, a joint venture with Swedish Volvo dealers. We also have a joint venture in Saudi Arabia that provides leasing and retail vehicle financing.

In the Asia-Pacific region, we operate in Australia, Japan, Taiwan, Thailand, New Zealand and China. We have joint ventures with local financial institutions and other third parties in the Philippines and South Africa. In the Latin America region, we operate in Mexico, Puerto Rico, Brazil, Chile and Argentina.

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
• Other automobile manufacturers’ affiliated finance companies

We compete mainly on the basis of service and financing rates. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. Through these policies we have built strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables, and accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to optimize our competitive position. Higher funding costs and industry competition have weakened our competitive position. The ability to tailor our financing services to support Ford’s marketing plans gives us a competitive advantage in providing financing to Ford dealers and their customers. In addition, our size allows us to take advantage of economies of scale in both purchasing and servicing our receivables and leases.

ITEM 1.	BUSINESS (Continued)

No single company is a dominant force in the automotive finance industry. Some of our bank competitors have developed credit aggregation systems that permit dealers to send, through a single standard system, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. We, along with other automobile manufacturers’ affiliated finance companies, formed a joint venture in 2002, RouteOne LLC (“RouteOne”) that developed a similar credit application management system. RouteOne operates a web-based system that enables dealers and their finance sources, including automobile manufacturers’ affiliated finance companies, banks, and other financial institutions, to exchange credit application and decision information online.

Seasonal Variations

As a finance company, we own and manage a large portfolio of finance receivables and operating leases that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments. As a result, our overall financing revenues do not exhibit seasonal variations. However, throughout the automotive financing industry, charge-offs are typically higher in the first and fourth quarters of the year.

Dependence on Ford

The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Ford’s 2006 10-K Report”), filed separately with the SEC and included as an exhibit to this Report (without financial statements and exhibits).

Ford has sponsored special-rate financing programs available only through us. Similar programs may be offered in the future. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford vehicles. Our reliance on Ford-sponsored special financing programs offered exclusively through us has grown in importance. For further discussion regarding interest supplements and other support costs earned from affiliated companies, see Note 15 of our Notes to the Financial Statements.

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

In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our credit standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically to one of our branch offices or regional business centers. Some of the applications are automatically evaluated and either approved or rejected based on our origination scorecard and credit policy criteria. In other cases, our credit analysts evaluate applications using our written guidelines.

ITEM 1.	BUSINESS (Continued)

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

We offer a variety of retail installment sale financing products. In the United States, retail installment sale contract terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 24 to 72 months. The average original term of our retail installment sale contracts was 61 months in the United States in 2006, compared with 57 months in 2005.

Some of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product under which the retail customer may finance their vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any. We sell vehicles returned to us to other Ford and non-Ford dealers through auctions. Customers who choose our retail balloon product may also qualify for special-rate financing offers from Ford.

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

Retail Lease Plans

We offer leasing plans to retail customers through our dealers. Our highest volume retail-leasing plan is called Red Carpet Lease, which is offered in North America through dealers of Ford, Lincoln and Mercury brands. We offer similar lease plans through dealers of other Ford brands (Jaguar, Land Rover, Mazda, Volvo and Aston Martin). Under these plans, dealers originate the leases and offer them to us for purchase. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. After we purchase a lease from a dealer, that dealer generally has no further obligation to us in connection with the lease. The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any. At the end of the lease, the customer has the option to purchase the vehicle for the price specified in the lease contract, or return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. We sell vehicles returned to us to other Ford and non-Ford dealers through auctions.

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

ITEM 1.	BUSINESS (Continued)

purchase refundable higher mileage allowances. We require lease customers to carry fire, theft, liability and collision insurance on leased vehicles. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.

In the United States, retail operating lease terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 24 to 48 months. In 2006, the average original lease term was 32 months compared with 31 months in 2005.

Other Vehicle Financing

We also offer vehicle-financing programs to commercial customers including leasing companies, daily rental companies, government entities and fleet customers. These financings include both lease plans and installment purchase plans and are generally for terms of 12 to 84 months. The financing obligations are collateralized by perfected security interests on financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases. At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in retail finance receivables and net investment in operating leases in our financial statements.

Wholesale Financing

We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory. We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States in 2006, the average wholesale receivable was outstanding for 84 days, excluding the time the vehicle was in transit from the assembly plant to the dealership. Our wholesale financing program includes financing of large multi-brand dealer groups that are some of our largest wholesale customers based on the amount financed.

When a dealer uses our wholesale financing program to purchase vehicles we obtain a secured interest in the vehicles and, in many instances, other assets of the dealer. Our subsidiary, The American Road Insurance Company (“TARIC”), generally provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed by us.

Other Financing

We make loans to dealers for improvements to dealership facilities, working capital and the purchase and financing of dealership real estate. These loans are included in other finance receivables in our financial statements. These loans typically are secured by mortgages on real estate, secured interests in other dealership assets and sometimes personal guarantees from the individual owners of the dealership.

We also purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers and the purchase of other receivables generated by Ford. These receivables are included in other finance receivables in our financial statements.

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

ITEM 1.	BUSINESS (Continued)

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

We promote our retail financing products primarily through pre-approved credit offers to prospective customers, point-of-sale information, ongoing communications and contacts with existing customers. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage, gap protection and excess wear and use waivers. We also emphasize the quality of our customer service and the ease of making payments and transacting business with us. For example, through our web site located at www.fordcredit.com, a customer can make inquiries, review an account balance, examine current incentives, schedule an electronic payment or qualify for a pre-approved credit offer.

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

Servicing

General.  After we purchase retail installment sale contracts and leases from dealers and other customers, we manage the contracts during their contract terms. This management process is called servicing. We service the finance receivables and leases we originate and purchase. Our servicing duties include the following:

•	applying monthly payments from customers,

•	contacting delinquent customers for payment,

•	maintaining a secured interest in the financed vehicle,

•	monitoring insurance coverage for lease vehicles in certain states,

•	providing billing statements to customers,

•	responding to customer inquiries,

•	releasing the secured interest on paid-off finance contracts,

•	arranging for the repossession of vehicles, and

•	selling repossessed and returned vehicles at auction.

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

ITEM 1.	BUSINESS (Continued)

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

Supplier Operations.  We engage vendors to perform many of our servicing processes. These processes include depositing monthly payments from customers, monitoring the perfection of secured interests in financed vehicles, monitoring insurance coverage on lease vehicles in certain states, imaging of contracts and electronic data file maintenance, generation of retail and lease billing statements, telephonic payment systems for retail customers, the handling of some inbound customer service calls and the recovery of deficiencies for selected accounts.

Payment Extensions.  We frequently offer payment extensions to customers who have encountered temporary financial difficulty that limits their ability to pay as contracted. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Following a payment extension, the customer’s account is no longer delinquent. Before agreeing to a payment extension, the service representative reviews the customer’s payment history, current financial situation and assesses the customer’s desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. Regional business center managers review, and generally must approve, payment extensions outside these guidelines.

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

Ford’s Vehicle Remarketing Department, in conjunction with our regional business centers and our National Recovery Center, manages the sale of repossessed vehicles and returned leased vehicles. Repossessed vehicles are reported in other assets on our balance sheet at values that approximate expected net auction proceeds. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Returned leased vehicles are sold at open auctions, in which any licensed dealer can participate and at closed auctions, in which only Ford dealers may participate. Repossessed vehicles are sold at open auctions.

Wholesale and Commercial.  We require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer, which determines the frequency of physical audits of vehicle inventory. We monitor dealer inventory financing payoffs daily to detect deviations from typical repayment patterns and take appropriate actions. Within the United States and Canada, we provide services to fleet purchasers, leasing companies, daily rental companies and other commercial customers. We generally review our exposure under these credit arrangements at least annually. In our international markets, this business is managed within the head office of the local market area.

ITEM 1.	BUSINESS (Continued)

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

We also offer various Ford branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. In addition, TARIC has provided to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds and self-insurance workers’ compensation bonds. Our insurance business generated approximately 1% of our total revenues in 2006 and 2005.

Employee Relations

Our full-time employees numbered approximately 12,900 and 14,100 at year-end 2006 and 2005, respectively. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.

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

ITEM 1.	BUSINESS (Continued)

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

International

In some countries outside the United States, some of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is authorized as a deposit taking business and insurance intermediary under the Financial Services and Markets Act of 2000 and is regulated by the U.K. Financial Services Authority (“FSA”). FCE also holds a standard license under the U.K. Consumer Credit Act of 1974 and other licenses to conduct financing business in other European locations. Since 1993, FCE has obtained authorizations from the Bank of England (now the FSA) pursuant to the Banking Consolidation Directive entitling it to operate branches in 15 other European countries. In many other locations where we operate, governmental authorities require us to obtain licenses to conduct our business.

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

We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance. Through our governmental relations efforts, we also attempt to participate in the legislative and administrative rule-making process on regulatory initiatives that impact finance companies. The cost of our ongoing compliance efforts have not had a material adverse effect on our operations, financial condition or liquidity.

Transactions with Ford and Affiliates

We have a profit maintenance agreement with Ford that requires Ford to maintain our consolidated income before income taxes and net income at specified minimum levels. In addition, we have an agreement to maintain a minimum control interest in FCE and to maintain FCE’s net worth

ITEM 1.	BUSINESS (Continued)

above a minimum level. No payments were made under either of these agreements during the 2004 through 2006 periods.

We entered into an Amended and Restated Agreement with Ford dated December  12, 2006 relating to our set-off arrangements and long-standing business practices with Ford, a copy of which was included in our Form 8-K dated the same date and is incorporated by reference herein as an exhibit. The principal terms of this agreement include the following:

•	In certain circumstances, our obligations to Ford may be set-off against Ford’s obligations to us;

•	Any extension of credit from us to Ford or any of Ford’s automotive affiliates will be on arm’s length terms and will be enforced by us in a commercially reasonable manner;

•	We will not guarantee more than $500 million of the indebtedness of, make any investments in, or purchase any real property or manufacturing equipment classified as an automotive asset from Ford or any of Ford’s automotive affiliates;

•	We and Ford agree to maintain our stockholder’s equity at a commercially reasonable level to support the amount, quality and mix of our assets taking into account general business conditions affecting us;

•	We will not be required by Ford or any of Ford’s automotive affiliates to accept credit or residual risk beyond what we would be willing to accept acting in a prudent and commercially reasonable manner (taking into consideration any interest rate supplements or residual value support payments, guarantees, or other subsidies that are provided to us by Ford or any of Ford’s automotive affiliates); and

•	We and Ford are separate, legally distinct companies, and we will continue to maintain separate books and accounts. We will prevent our assets from being commingled with Ford’s assets, and hold ourselves out as a separate and distinct company from Ford and Ford’s automotive affiliates.

More information about transactions between us and Ford and other affiliates is contained in Note 15 of our Notes to the Financial Statements, “Business — Overview”, “Business — Retail Financing”, “Business — Other Financing” and the description of Ford’s business in Exhibit 99.

ITEM 1A.	RISK FACTORS

The following are the most significant risk factors applicable to us:

Inability to Access Debt or Securitization Markets Around the World at Competitive Rates or in Sufficient Amounts Due to Additional Credit Rating Downgrades or Otherwise — The lower credit ratings assigned to us have increased our unsecured borrowing costs and have caused our access to the unsecured debt markets to be more restricted. In response, we have increased our use of securitization and other sources of liquidity. Over time, and particularly in the event of any further credit rating downgrades or a significant decline in the demand for the types of securities we offer, we may need to reduce the amount of receivables we purchase or originate. A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits and could adversely affect our ability to support the sale of Ford vehicles.

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

ITEM 1A.	RISK FACTORS (Continued)

industry. Most of our bank competitors in the United States use credit aggregation systems that permit dealers to send, through a single standard system, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. In addition, we are facing increased competition on wholesale financing for Ford dealers. Competition from such competitors with lower borrowing costs may increase, which could adversely affect our profitability and the volume of our business.

Changes in Interest Rates — We are exposed to interest rate risk, and the particular market to which we are most exposed is U.S. dollar LIBOR. Our interest rate risk exposure results principally from “re-pricing risk,” or differences in the re-pricing characteristics of assets and liabilities. Any inability to adequately control this exposure could adversely affect our business. To limit the impact of interest rate changes, we have entered into long-term interest rate swaps with large notional balances, many of which are “receive-fixed, pay-float” interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. When interest rate swaps are not in designated hedging relationships, changes in the fair values of these derivatives due to interest rate movements can cause substantial earnings volatility.

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

Lower-Than-Anticipated Residual Values or Higher-Than-Expected Return Volumes for Leased Vehicles — We project expected residual values (including residual value support payments from Ford) and return volumes of the vehicles we lease. Actual proceeds realized by us upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. All of these, alone or in combination, have the potential to adversely affect our profitability.

New or Increased Credit, Consumer or Data Protection, or Other Regulations Could Result in Higher Costs and/or Additional Financing Restrictions — As a finance company, we are highly regulated by governmental authorities in the locations where we operate. In the United States, our operations are subject to regulation, supervision and licensing under various federal, state and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. In some countries outside the United States, our subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Efforts to comply with these laws and regulations impose significant costs on us, and affect the conduct of our business. Additional regulation could add significant cost or operational constraints that might impair the profitability of our business.

Changes in Ford’s Operations or Changes in Ford’s Marketing Programs Could Result in a Decline in Our Financing Volumes — Most of our business consists of financing Ford vehicles and supporting Ford dealers. If there were significant changes in the production or sales of Ford vehicles to retail customers, the quality or resale value of Ford vehicles, or other factors impacting Ford or its employees, such changes could significantly affect our profitability and financial condition. In addition, for many years, Ford has sponsored special rate financing programs available only through us. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford vehicles. If Ford were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.

ITEM 1A.	RISK FACTORS (Continued)

We Have Significant Exposure to Ford — As of December 31, 2006, Ford is obligated to pay us approximately $4.6 billion of interest supplements (including supplements related to sold receivables) and approximately $900 million of residual value support over the terms of the related finance contracts or operating leases in the United States and Canada. In the event Ford is unable to pay, fails to pay or is delayed in paying these amounts or any other obligations to us, our profitability, financial condition and cash flow could be adversely affected. We have agreed with Ford that in the event Ford fails to pay its interest supplement or residual value support obligations to us, we may set-off our obligations to Ford against these obligations to us.

We are Jointly and Severally Responsible with Ford and its Other Subsidiaries for Funding Obligations Under Ford’s and its Subsidiaries’ Qualified US Defined Benefit Pension Plans — Pursuant to the Employee Retirement Income Security Act of 1974 (“ERISA”), we are jointly and severally liable to the Pension Benefit Guaranty Corporation (“PBGC”) for certain Ford IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by the PBGC in a distress termination. We are liable to pay any plan deficiencies and could have a lien placed on our assets by the PBGC to collateralize this liability. Our financial condition and ability to repay unsecured debt could be materially adversely affected if we were required to pay some or all of these obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have none to report.

ITEM 2.	PROPERTIES

We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England, from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2006, our total future rental commitment under leases of real property was $123 million.

We operate in the United States through dealer automotive financing branches and regional service centers. We will consolidate our U.S. branches into our existing service centers, creating new regional business centers in 2007. Additionally, we do business in all provinces in Canada through seven dealer automotive financing branches and one regional service center. In 2007, we will begin to consolidate our Canadian branches into the Edmonton business center and a satellite origination center in Toronto.

Our North American regional business centers are located in:

United States:	Colorado Springs, Colorado Tampa, Florida Henderson, Nevada	Greenville, South Carolina Nashville, Tennessee Irving, Texas
Canada:	Edmonton, Alberta

Each of these business centers generally services customers located in their region, but all of our North American business centers are electronically linked and workload can be allocated across business centers.

We also have three specialty service centers in North America that focus on specific servicing activities:

•	Customer Service Center — Omaha, Nebraska;

•	National Bankruptcy Service Center — Livonia, Michigan; and

•	National Recovery Center — Mesa, Arizona.

ITEM 2.	PROPERTIES (Continued)

In Europe, we have dealer and customer servicing activities in St. Albans, England, to support our U.K. operations and customers, and in Cologne, Germany, to support our German operations and customers. In smaller countries, we provide servicing through our local branches.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal actions, governmental investigations and other proceedings and claims relating to state and federal laws concerning finance and insurance, employment-related matters, personal injury matters, investor matters, financial reporting matters and other contractual relationships. Some of these matters are class actions or matters where the plaintiffs are seeking class action status. Some of these matters may involve claims for compensatory, punitive or treble damages and attorneys’ fees in very large amounts, or request other relief which, if granted, would require very large expenditures. Our significant pending legal proceeding is summarized below:

SEC Restatement Inquiry.  We were contacted in November 2006 by the Division of Corporation Finance and the Division of Enforcement of the SEC for additional information regarding the disclosures in our Current Report on Form 8-K dated October 20, 2006, our Annual Report on Form 10-K/A for the year ended December 31, 2005, and our Quarterly Report on Form 10-Q for the period ended September 30, 2006 relating to our restatement of financial results. As previously disclosed, we are voluntarily cooperating with these informal inquiries.

Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2006 with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition and liquidity.

In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our operations, financial condition and liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2006 10-K Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Required.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2006, all shares of our common stock were owned by Ford Holdings, LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity securities during 2006, and there is no market for our stock. We paid cash dividends of $1.35 billion and $2.75 billion in 2006 and 2005, respectively. We have suspended regular dividend payments beginning in 2007. Our shares have been pledged as collateral in connection with Ford’s new committed secured credit facilities.

ITEM 6.	SELECTED FINANCIAL DATA

Not Required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Performance

We review our business performance from several perspectives, including:

•	On-balance sheet basis — includes the receivables and leases we own and securitized receivables and leases that remain on our balance sheet (includes other structured financings and factoring transactions that have features similar to securitizations),

•	Securitized off-balance sheet basis — includes receivables sold in securitization transactions that are not reflected on our balance sheet,

•	Managed basis — includes on-balance sheet and securitized off-balance sheet receivables and leases that we continue to service, and

•	Serviced basis — includes managed receivables and leases and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.

We analyze our financial performance primarily on a managed and on-balance sheet basis. We retain interests in receivables sold in off-balance sheet securitizations and, with respect to subordinated retained interests, we have credit risk. As a result, we evaluate credit losses, receivables and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. To evaluate the performance of

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

Strategy

Origination: Buy it Right, Price it Right — Our primary focus is to profitably support the sale of Ford vehicles. We will continue to work closely with our brand partners to create value for our dealers and customers by seeking opportunities to go into the marketplace together, leveraging our unique position as Ford’s financing company. Our in-market sales teams provide dealership level account management (consultative finance, insurance and vehicle sales assistance) by jointly reviewing key dealership sales and operating metrics to identify potential profit improvement opportunities. The sales team’s focus is on growing our business and improving dealership profitability through the use of our wholesale financing, dealer loan, retail financing and after market products. Risk management remains a key to our continued value and profitability. We have extensive risk experience and large sample sizes, enabling us to develop proprietary scoring models which outperform generic scoring models. Our focus remains on providing new tools and actionable information to dealers and strengthening global risk skills internally. Through these efforts, we will continue to generate incremental vehicle sales for Ford.

Servicing: Operate Efficiently, Collect Effectively, Enhance Owner Loyalty — Our operations will continue to drive efficiencies globally by increasing the commonality of our business processes and information technology platforms. In North America, we enhanced our collection modeling capabilities to allow for more focused collection activity on high-risk accounts and further refined a risk-based staffing model to ensure collection resources are aligned with portfolio risk. On a global basis, we remain focused on driving cost reductions in proportion to the overall size of our business while improving customer service and owner loyalty.

Funding: Fund it Efficiently, Manage Risk — Our funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing us to meet our short-term funding obligations. As a result of lower credit ratings, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market, we have increased our use of securitization funding as it is presently more cost effective than unsecured funding and allows us access to a broad investor base. We plan to meet a significant portion of our 2007 funding requirements through securitizations and will continue to expand and diversify our asset-backed funding by asset class and region.

Trends

Restructuring:  We previously announced we will restructure our North American operations. We are in the process of consolidating our remaining North American branches into our seven existing business centers. These regional business centers will manage originations, dealer credit and wholesale operations in addition to the servicing functions. Our dealers will continue to be serviced by sales personnel located in their markets, and our business centers will provide faster contract approval and extended hours of service. Our collection processes will continue as they have in the past. In 2006, FCE also announced a plan to restructure its business in Germany that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover and Mazda vehicles. This plan includes the consolidation of branches into district offices. These restructuring actions will reduce

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ongoing costs and facilitate the sharing of best practices. The restructurings in the U.S. and Germany are planned to be completed in 2007, and Canada is planned to be completed in 2008.

Results of Operations

Full Year 2006 Compared with Full Year 2005

In 2006, net income was $1,283 million, down $621 million from 2005. On a pre-tax basis from continuing operations, we earned $1,953 million in 2006, down $970 million from 2005. The decrease in full year earnings primarily reflected higher borrowing costs, higher depreciation expense and the impact of lower average receivable levels in our managed portfolio. These were offset partially by market valuations primarily related to non-designated derivatives and reduced operating costs. Results of our operations by business segment for 2006 and 2005 are shown below:

	Full Year
			2006
			Over/(Under)
	2006	2005	2005
	(in millions)

Income from continuing operations before income taxes
North America segment	$1,729	$2,921	$(1,192)
International segment	672	914	(242)
Unallocated risk management	(448)	(912)	464

Income from continuing operations before income taxes	1,953	2,923	(970)
Provision for income taxes and minority interests	(670)	(1,060)	390
Income/(Loss) from discontinued operations	—	41	(41)

Total net income	$1,283	$1,904	$(621)

The decrease in North America segment earnings primarily reflected higher borrowing costs, higher depreciation expense and the impact of lower average receivable levels in our managed portfolio, offset partially by reduced operating costs.

The decrease in International segment income primarily reflected higher borrowing costs, the non-recurrence of a gain on sale of compensation bonds in Argentina, lower credit loss reserve reductions and the impact of lower average receivable levels in our managed portfolio. The compensation bonds were issued by the Argentine government in late 2001 and were intended to compensate entities for government-mandated devaluation of the peso undertaken to provide debt relief to consumers.

The improvement in unallocated risk management income reflected the change in market valuations primarily related to non-designated derivatives. In the fourth quarter of 2006, we recorded a $38 million cumulative adjustment to correct the accounting for certain fair value interest rate swaps. The impact on previously issued financial statements was not material. For additional information on our unallocated risk management segment, see Note 16 of our Notes to the Financial Statements.

Full Year 2005 Compared with Full Year 2004

In 2005, net income was $1,904 million down $514 million from 2004. Our income from continuing operations before income taxes $2,923 million was down $787 million from 2004. The decrease in earnings primarily reflected reduced market valuations of non-designated derivatives, higher borrowing costs and the impact of lower average retail receivable levels in our managed

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

portfolio, partially offset by improved credit loss performance. Results of our operations by business segment for 2005 and 2004 are shown below:

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

The decrease in North America segment earnings primarily reflected higher borrowing costs and the impact of lower average retail receivable levels, partially offset by improved credit loss performance.

The increase in International segment income primarily reflected a gain on sale of compensation bonds in Argentina, improved credit loss performance and the non-recurrence of impairment of certain unconsolidated investments in our Asia-Pacific region, offset partially by the impact of higher borrowing costs.

The decrease in unallocated risk management income reflected the change in market valuations primarily related to non-designated derivatives. For additional information on our unallocated risk management segment, see Note 16 of our Notes to the Financial Statements.

Placement Volume and Financing Share

Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Full Year
	2006	2005	2004
	(in thousands)

North America segment
United States	1,574	1,498	1,842
Canada	189	169	172

Total North America segment	1,763	1,667	2,014

International segment
Europe	711	734	782
Other international	233	276	271

Total International segment	944	1,010	1,053

Total contract placement volume	2,707	2,677	3,067

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Full Year
	2006	2005	2004

United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	44%	37%	45%
Wholesale	80	81	84

Europe
Financing share — Ford
Retail installment and lease	27%	28%	29%
Wholesale	95	96	97

North America Segment.  In 2006, our total contract placement volumes were 1.8 million, up 96,000 contracts from a year ago. This increase, as well as the increase in retail financing share over the same period, primarily reflected the impact of Ford’s marketing programs that emphasized the use of our financing and the non-recurrence in 2006 of Ford’s marketing program that offered employee pricing to all customers in 2005.

International Segment.  In 2006, our total contract placement volumes were 944,000, down 66,000 contracts from a year ago. This decrease primarily reflected lower volumes in Asia Pacific and Europe.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivable levels are shown below:

	December 31,
	2006	2005	2004
	(in billions)

Receivables

On-Balance Sheet
Finance receivables
Retail installment	$70.4	$65.7	$81.7
Wholesale	35.2	39.6	23.8
Other	3.8	4.6	5.3

Total finance receivables, net	109.4	109.9	110.8
Net investment in operating leases	25.9	22.2	21.9

Total on-balance sheet (a)	$135.3	$132.1	$132.7

Memo: Allowance for credit losses included above	$1.1	$1.6	$2.4

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$12.2	$18.0	$16.7
Wholesale	—	—	18.9
Other	—	—	—

Total finance receivables	12.2	18.0	35.6
Net investment in operating leases	—	—	—

Total securitized off-balance sheet	$12.2	$18.0	$35.6

Managed
Finance receivables
Retail installment	$82.6	$83.7	$98.4
Wholesale	35.2	39.6	42.7
Other	3.8	4.6	5.3

Total finance receivables, net	121.6	127.9	146.4
Net investment in operating leases	25.9	22.2	21.9

Total managed	$147.5	$150.1	$168.3

Serviced	$149.5	$153.0	$172.3

(a)	At December 31, 2006 and 2005, includes finance receivables of $56.5 billion and $44.7 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at December 31, 2006 and 2005, includes net investment in operating leases of $17.3 billion and $6.5 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Managed receivables decreased from year-end 2005 primarily reflecting lower wholesale receivable levels, offset partially by increased net investment in operating leases. On-balance sheet receivable levels increased, primarily reflecting the impact of U.S. public retail transactions in 2006 being reported on-balance sheet. Securitized off-balance sheet receivables declined for the same reason.

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer and non-consumer portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheet is our estimate of the credit losses for receivables and leases that are impaired as of the date of our balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. During 2006, we updated an analysis of contract liquidation data that affected the level of required reserves for credit losses. In addition, we implemented refinements to certain modeling techniques that are used in determining the allowance for credit losses.

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

	Full Year
	2006	2005	2004
	(in millions)

Charge-offs
On-Balance Sheet
Retail installment and lease	$465	$681	$1,281
Wholesale	44	23	43
Other	14	2	3

Total on-balance sheet	$523	$706	$1,327

Reacquired Receivables (retail) (a)	$2	$22	$74
Securitized Off-Balance Sheet
Retail installment and lease	$84	$127	$244
Wholesale	—	—	—
Other	—	—	—

Total securitized off-balance sheet	$84	$127	$244

Managed
Retail installment and lease	$551	$830	$1,599
Wholesale	44	23	43
Other	14	2	3

Total managed	$609	$855	$1,645

Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	0.50%	0.72%	1.25%
Wholesale	0.12	0.09	0.20
Total including other	0.39%	0.57%	1.02%
Managed
Retail installment and lease	0.51%	0.73%	1.29%
Wholesale	0.12	0.06	0.10
Total including other	0.41%	0.54%	0.96%

(a)	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR Owner Trust retail securitization program (“FCAR”) in the second quarter of 2003.

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

Charge-offs and loss-to-receivables ratios for our on-balance sheet, securitized off-balance sheet and managed portfolios declined from a year ago, primarily reflecting fewer repossessions. These improvements resulted from a higher quality retail installment and lease portfolio and enhancements to our collection practices.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio. This portfolio was approximately 60% of our managed portfolio of retail installment receivables and net investment in operating leases at December 31, 2006. Trends and causal factors are consistent with the worldwide results described in the preceding section.

	Full Year
	2006	2005	2004

On-Balance Sheet
Charge-offs (in millions)	$309	$433	$803
Loss-to-receivables ratios	0.56%	0.79%	1.32%

Managed
Charge-offs (in millions)	$370	$540	$1,032
Loss-to-receivables ratios	0.57%	0.79%	1.38%

Other Metrics — Serviced
Repossessions (in thousands)	82	109	165
Repossession ratios (a)	1.94%	2.30%	3.02%
Average loss per repossession	$6,300	$6,100	$6,600
New bankruptcy filings (in thousands)	21	84	85
Over-60 day delinquency ratio (b)	0.16%	0.15%	0.18%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (net finance receivables and net investment in operating leases) for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided below in “Critical Accounting Estimates — Allowance for Credit Losses.”

	December 31,
	2006	2005	2004
	(in billions)

Allowance for Credit Losses
Retail installment and lease	$1.0	$1.5	$2.3
Wholesale	0.1	0.1	0.1
Other	*	*	*

Total allowance for credit losses	$1.1	$1.6	$2.4

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.05%	1.63%	2.14%
Wholesale	0.22	0.24	0.55
Total including other	0.81%	1.19%	1.80%

*	Less than $50 million.

Our allowance for credit losses decreased about $500 million from year-end 2005, primarily reflecting improved charge-off performance and $81 million related to the changes in our assumptions and modeling techniques described above that affected the allowance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. During the past year, there has been a general shift in consumer preferences away from trucks and sport utility vehicles. Given the impact of that shift on auction market conditions and on the percentage of vehicles returned at lease termination, we have increased depreciation expense for trucks and sport utility vehicles subject to operating leases in our portfolio. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 to Part II of our 10-K Report.

Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

•	Placement volume measures the number of leases we purchase in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and

•	Return volume reflects the number of vehicles returned to us by customers at lease end.

The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for about 97% of our total investment in operating leases at December 31, 2006:

	Full Year
	2006	2005	2004
	(in thousands)

Placements	443	348	343
Terminations	331	425	458
Returns	237	286	308

In 2006, placement volumes were up 95,000 units compared with 2005, primarily reflecting the overall industry growth in leasing. Termination and return volumes decreased 94,000 units and 49,000 units, respectively, compared with last year, primarily reflecting lower placement volumes in 2003.

Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the SEC:

•	Dominion Bond Rating Service Limited (“DBRS”);

•	Fitch, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. (“S&P”).

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

generally result in higher borrowing costs and reduced access to capital markets. Credit ratings assigned to us from all of the NRSROs are closely associated with their opinions on Ford. These lower ratings assigned to us over the past several years are primarily a reflection of those opinions, including concerns regarding Ford’s automotive cash flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising health care costs.

The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings and the outlook assigned to us since January 2004:

	DBRS			Fitch			Moody’s			S&P

	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Date	Term	Term*	Trend	Term	Term	Outlook	Term	Term	Outlook	Term**	Term	Outlook

Jan. 2004	BBB (high)	R-1 (low)	Stable	BBB+	F2	Negative	A3	P-2	Negative	BBB-	A-3	Stable

May 2004	BBB (high)	R-1 (low)	Stable	BBB+	F2	Stable	A3	P-2	Negative	BBB-	A-3	Stable

Apr. 2005	BBB (high)	R-2 (high)	Negative	BBB+	F2	Negative	A3	P-2	Negative	BBB-	A-3	Negative

May 2005	BBB (high)	R-2 (high)	Negative	BBB	F2	Negative	Baa2	P-2	Negative	BB+	B-1	Negative

July 2005	BBB (high)	R-2 (high)	Negative	BBB-	F2	Negative	Baa2	P-2	Negative	BB+	B-1	Negative

Aug. 2005	BBB	R-2 (middle)	Negative	BBB-	F2	Negative	Baa3	P-3	Negative	BB+	B-1	Negative

Oct. 2005	BBB (low)	R-2 (low)	Negative	BBB-	F2	Negative	Baa3	P-3	Negative	BB+	B-1	Negative

Dec. 2005	BBB (low)	R-2 (low)	Negative	BB+	B	Negative	Baa3	P-3	Negative	BB+	B-1	Negative

Jan. 2006	BB	R-4	Negative	BB+	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative

Mar. 2006	BB	R-4	Negative	BB	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative

June 2006	BB	R-4	Negative	BB	B	Negative	Ba2	NP	Negative	B+	B-2	Negative

July 2006	BB (low)	R-4	Negative	BB	B	Negative	Ba3	NP	Negative	B+	B-2	Negative

Aug. 2006	BB (low)	R-4	Negative	BB-	B	Negative	Ba3	NP	Negative	B+	B-2	Negative

Sep. 2006	B (high)	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative

Nov. 2006	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative

*	In September 2006, DBRS revised certain rating categories used to rate commercial paper and other short-term debt instruments. This included changing the rating category of R-3 (high), the rating assigned to us as of January 2006, to R-4. The rating revision is related to the redefinition of the rating categories and does not reflect a change in the DBRS opinion regarding the credit quality of these debts.

**	In July 2006, S&P assigned FCE a long-term rating of BB-, a one notch positive differential versus Ford Credit. This differential remains, with FCE’s present long-term rating at B+.

Funding

Funding Strategy

Our funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing us to meet our short-term funding obligations. As a result of lower credit ratings, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market, we have increased our use of securitization funding as it is presently more cost effective than unsecured funding and allows us access to a broad investor base. We plan to meet a significant portion of our 2007 funding requirements through securitizations and will continue to expand and diversify our asset-backed funding by asset class and region. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnerships with various financial institutions in Europe for full service leasing). We are continuing to pursue such alternative business arrangements in the future. Over time, we may need to reduce further the amount of receivables and operating leases we purchase or originate. A

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

significant reduction in our managed receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

Funding Sources

Our funding sources include primarily securitizations and unsecured debt. We issue both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months.

We sponsor a number of securitization programs that can be structured to provide both short- and long-term funding through institutional investors in the United States and international capital markets. For a more complete discussion of securitizations, see “Securitizations” below.

We issue unsecured commercial paper in the United States, Europe and other international markets, with sales mostly to qualified institutional investors. At December 31, 2006, the principal amount outstanding of our unsecured commercial paper was $400 million. Rule 2a-7 under the Investment Company Act of 1940, as amended (“1940 Act”), limits money market mutual funds subject to the 1940 Act to investments only in securities that have received a “1” or “2” rating from at least two NRSROs. In particular, money market mutual funds may hold no more than 5% of their assets in the “Tier-1” securities of any issuer and no more than 1% of their assets in the “Tier-2” securities of any issuer (with no more than 5% of assets permitted in Tier-2 securities from all issuers combined). Tier-1 securities are those receiving a “1” rating from at least two NRSROs; Tier-2 securities are those receiving a “2” rating from at least two NRSROs and not a “1” rating from at least two NRSROs. At present, all of our short-term credit ratings by NRSROs are below the Tier-2 category.

We also obtain short-term funding from the sale of floating rate demand notes under our Ford Interest Advantage program. At December 31, 2006, the principal amount outstanding of such notes was $5.6 billion.

We do not hold reserves specifically to fund the payment of any of our short-term funding obligations. Instead, we maintain multiple sources of liquidity, including cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets and committed and uncommitted credit facilities, which we believe should be sufficient for our short-term funding obligations.

Cost of Funding Sources

The cost of securitizations and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate (“LIBOR”) or other comparable benchmark rates. Our unsecured commercial paper and floating rate demand notes funding costs are based on spreads over LIBOR.

In addition to enhancing our liquidity, one of the main reasons that we have increased our use of securitizations as a funding source over the last few years has been that spreads on our securitizations have been more stable and lower than those on our unsecured long-term debt funding. Our securitized funding spreads (which are based on the creditworthiness of the underlying securitized asset and enhancements) have not been volatile, while our unsecured long-term spreads have been volatile over the last three years. During 2006, our spreads on the fixed rate notes offered in our U.S. public retail securitizations ranged between six and eleven basis points over the relevant benchmark rates, while our unsecured long-term debt funding spreads as measured by the five-year credit default swap market have fluctuated between 270 and 585 basis points above LIBOR.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Funding Portfolio

Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	December 31,
	2006	2005	2004
	(in billions)

Debt
Asset-backed commercial paper(a)	$16.5	$21.8	$12.6
Other asset-backed short term debt(a)	1.2	—	—
Ford Interest Advantage	5.6	6.7	7.7
Unsecured commercial paper	0.4	1.0	8.9
Other short-term debt	2.1	2.3	2.6

Total short-term debt	25.8	31.8	31.8
Unsecured long-term debt (including notes payable within one year)	72.0	83.6	106.7
Asset-backed long-term debt (including notes payable within one year)(a)	41.9	18.0	3.9

Total debt	139.7	133.4	142.4
Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	12.2	18.0	35.6
Retained interest	(1.0)	(1.4)	(9.2)

Total securitized off-balance sheet funding	11.2	16.6	26.4

Total debt plus securitized off-balance sheet funding	$150.9	$150.0	$168.8

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%	84%
Credit lines to total unsecured commercial paper (including Ford bank lines)	>100	>100	>100
Securitized funding to managed receivables	48	38	26
Short-term debt and notes payable within one year to total debt	43	43	43
Short-term debt and notes payable within one year to total capitalization	40	40	40

(a)	Obligations issued or arising in securitizations that are payable out of collections on the underlying securitized assets and related enhancements.

At December 31, 2006, unsecured long-term debt (including notes payable within one year) was down $11.6 billion from year-end 2005, reflecting net debt maturities. Asset-backed long-term debt (including notes payable within one year) was up $23.9 billion from year-end 2005, primarily reflecting new securitizations. Securitized off-balance sheet funding was down $5.4 billion from year-end 2005, primarily reflecting the amortization of previous securitizations and our shift toward on-balance sheet transactions.

Term Funding Plan

The following table shows our public and private term funding transactions for 2005 and 2006 and our planned issuances for 2007:

	2007
	Forecast	2006	2005
	(in billions)

Public Term Funding Transactions
Unsecured	$3 - 5	$9	$9
Securitizations	7 - 15	14	12

Total public term funding transactions	$10 - 20	$23	$21

Private Term Funding Transactions*	$25 - 35	$29	$18

*	Includes securitizations, term debt and whole-loan sales; excludes our on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In 2006, we completed about $23 billion of public term funding transactions. As part of our unsecured issuance, we exchanged a portion of our outstanding debt securities for a new series of $1.5 billion of fixed rate notes due 2010, a new series of $1.0 billion of floating rate notes due 2011 and $1.2 billion in cash. The purpose of the debt exchange was to lengthen our average debt maturities and reduce our overall debt levels. We expect our full year 2007 public term funding requirements to be between $10 billion and $20 billion.

In 2006, we completed about $29 billion of private term funding transactions (excludes our on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets. These transactions included retail, wholesale and lease securitizations and unsecured term debt executed in private transactions. Also included was a $1.0 billion whole-loan sale transaction (the sale of retail installment contracts where we retain no interest and thus no exposure to the sold assets). We expect our full year 2007 private term funding transactions to be between $25 billion and $35 billion.

Our funding plan is subject to risks and uncertainties, many of which are beyond our control (see “Liquidity Risks” below).

Liquidity

We define liquidity as cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities), capacity in committed liquidity programs and asset-backed commercial paper programs and credit facilities — less asset-backed capacity in excess of eligible assets and cash required to support on-balance sheet securitizations. We maintain multiple sources of liquidity to meet our short-term funding obligations.

	December 31,
	2006		2005	2004
	(in billions)

Total Liquidity
Cash, cash equivalents and marketable securities (a)	$21.8		$17.9	$12.7
Committed liquidity programs	35.1	(b)	17.9	14.3
Asset-backed commercial paper (FCAR) (c)	18.6		18.2	17.5
Asset-backed commercial paper (Motown Notessm) (c)	6.0		10.0	10.0
Credit facilities	3.8		6.2	7.6

Total funding capacity and cash	85.3	(b)	70.2	62.1
Less: Capacity in excess of eligible receivables	(15.2)		(0.4)	—
Less: Cash to support on-balance sheet securitizations	(3.7)		(2.3)	(1.4)

Total liquidity	$66.4	(b)	$67.5	$60.7

(a)	Excluding marketable securities related to insurance activities.

(b)	As of January 1, 2007.

(c)	Supported by a bank liquidity facility equal to at least 100% of the principal amount of FCAR and 5% of the principal amount of Motown Notessm.

At January 1, 2007, our total funding capacity and cash was $85 billion. Of this amount, we could utilize $66 billion (based on the availability of eligible assets and the level of cash required to support on-balance sheet securitizations) of which $31 billion was utilized as of December 31, 2006.

Cash, Cash Equivalents and Marketable Securities.  At December 31, 2006, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $21.8 billion, compared with $17.9 billion at year-end 2005. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

programs. Our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) primarily include short-term U.S. Treasury bills, federal agency discount notes, highly rated commercial paper, and bank time deposits with investment grade institutions. While the average maturity may vary based on market conditions and liquidity needs, typically these investments have an average maturity within 90 days. We monitor our cash levels daily and adjust them as necessary to support our short-term liquidity needs while also considering our other sources of liquidity. Cash balances to be used only to support the on-balance sheet securitization transactions at December 31, 2006 and 2005, were $3.7 billion and $2.3 billion, respectively. The increase primarily reflects higher levels of securitized assets resulting in an increase in the level of cash required to support on-balance sheet securitization transactions.

Committed Liquidity Programs.  We have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions pursuant to which such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds of up to $29.1 billion ($16.9 billion retail and $12.2 billion wholesale). These committed liquidity programs have varying maturity dates, with $20.8 billion having an original term of 364 days, and the balance having maturities between 2008 and 2011. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs. At December 31, 2006, $9.7 billion of these commitments were in use. These programs are extremely liquid funding sources as we are able to obtain funding generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to these events.

In addition, we have a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. Through December 31, 2006, we had utilized $2.8 billion. The program was increased from $4 billion to $6 billion as of January 1, 2007.

Credit Facilities

Our credit facilities were as follows on the dates indicated:

	December 31,
	2006	2005	2004
	(in billions)

Credit Facilities
Ford Credit bank lines	$1.1	$3.8	$4.4
FCE bank lines	2.7	2.4	3.2

Subtotal credit facilities	3.8	6.2	7.6
Asset-backed commercial paper lines	18.9	18.7	18.0

Total facilities	22.7	24.9	25.6
Utilized amounts	(1.2)	(1.1)	(1.0)

Total credit facilities	$21.5	$23.8	$24.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2006, we and our subsidiaries, including FCE, had $3.8 billion of contractually committed unsecured credit facilities with financial institutions, of which $2.6 billion were available for use. Of the lines available for use, 26% (or $700 million) are committed through June 30, 2010, and the remainder is committed for a shorter period of time. Of the $3.8 billion, $1.1 billion constitute Ford Credit bank lines ($700 million global and about $400 million non-global) and $2.7 billion are FCE bank lines ($2.6 billion global and about $100 million non-global). Our global credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.

In addition, at December 31, 2006, banks provided $18.9 billion of contractually committed liquidity facilities exclusively to support our two on-balance sheet asset-backed commercial paper programs; $18.6 billion supported our FCAR program and $300 million supported our Motown Notessm wholesale securitization program (“Motown Notes”). Of the contractually committed liquidity facilities, 45% (or $8.6 billion) are committed through June 30, 2011. The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their outstanding balances. At December 31, 2006, $18.1 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper or subordinated debt. The remaining $500 million of available bank liquidity facilities could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. At December 31, 2006, the outstanding balances were $13.6 billion for the FCAR program and $3.0 billion for the Motown Notes program.

Liquidity Risks

Despite our diverse sources of liquidity, our ability to maintain this liquidity may be affected by the following factors:

•	Credit ratings assigned to us,

•	Disruption of financial markets,

•	Market capacity for Ford- and Ford Credit-sponsored investments,

•	General demand for the type of securities we offer,

•	Our ability to continue funding through asset-backed financing structures,

•	Performance of the underlying assets within our existing asset-backed financing structures,

•	Accounting and regulatory changes, and

•	Our ability to maintain credit facilities.

Securitizations

Overview

We securitize retail installment sale contracts, wholesale receivables, and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding and revolving structures. Our securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide. We completed our first securitization in 1988, and currently securitize assets purchased or originated in the United States, Canada, Europe (including the United Kingdom, Germany, Spain, Italy and France), Japan, Australia and Mexico.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Most of our securitizations do not satisfy the requirements for accounting sale treatment, and the securitized assets and associated debt remain on our balance sheet. Some of our securitizations, however, do satisfy accounting sale treatment and are not reflected on our balance sheet in the same way as debt funding. Both on- and off-balance sheet securitizations have an effect on our financial condition, operating results and liquidity.

We securitize our assets because the highly liquid, efficient and stable securitization market provides us with a lower cost source of funding compared with unsecured debt given our present credit ratings, and it diversifies our funding among different markets and investors. In the United States, we are able to obtain funding in two days, in the case of our unutilized capacity in most of our committed liquidity programs, and in two to three weeks, in the case of repeat transactions in our retail and wholesale securitization programs. New programs and new transaction structures typically require substantial development time before coming to market.

Use of Special Purpose Entities

In a securitization transaction, the securitized assets are generally held by a bankruptcy-remote special purpose entity (“SPE”) in order to isolate the securitized assets from the claims of our creditors and ensure that the cash flows on the securitized assets are available for the benefit of securitization investors. As a result, payments to securitization investors are based on the creditworthiness of the securitized assets and any enhancements and not on our creditworthiness. Senior asset-backed securities issued by the SPEs generally receive the highest short-term credit ratings and among the highest long-term credit ratings from the rating agencies that rate them, and are sold to securitization investors at cost-effective pricing.

Securitization SPEs have limited purposes and generally are only permitted to purchase the securitized assets, issue asset-backed securities and make payments on the securities. Some SPEs, such as the trusts that issue securities backed by retail installment sale contracts, only issue a single series of securities and generally are dissolved when those securities have been paid in full. Other SPEs, such as the trusts that issue securities backed by wholesale receivables, issue multiple series of securities from time to time and are not dissolved until the last series of securities is paid in full.

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

Selection of Assets, Enhancements and Retained Interests

In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction. For example, for securitizations of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing. We select the assets to be included in a particular securitization randomly from our entire portfolio of assets that satisfy the applicable eligibility criteria. Specific assets are generally not identified until the month in which the securitization occurs.

We provide various forms of credit enhancements to reduce the risk of loss for securitization investors. Credit enhancements include over-collateralization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), segregated cash reserve funds, subordinated securities and excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

asset-backed securities). We may also provide payment enhancements that increase the likelihood of the timely payment of interest and the payment of principal at maturity. Payment enhancements include yield supplement arrangements, interest rate swaps, liquidity facilities and certain cash deposits.

We retain interests in our securitization transactions, including senior and subordinated securities issued by the SPE, rights to restricted cash held for the benefit of the securitization investors (for example, a reserve fund) and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. Our ability to realize the carrying amount of our retained interests depends on the performance of the securitized assets, including factors such as the actual credit losses and the prepayment speeds or payment rates of such assets. We retain credit risk in securitizations because our retained interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on the securitized assets. Based on past experience, we expect that any credit losses in the pool of securitized assets would likely be limited to our retained interests.

Our Continuing Obligations

We are engaged as servicer to collect and service the securitized assets. Our servicing duties include collecting payments on the securitized assets and preparing monthly investor reports on the performance of the securitized assets and on amounts of interest and/or principal payments to be made to investors. While servicing securitized assets, we apply the same servicing policies and procedures that we apply to our owned assets and maintain our normal relationship with our financing customers.

We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase their investments. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or make monetary contributions or contributions of additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. However, as the seller and servicer of the securitized assets, we are obligated to provide certain kinds of support to our securitizations, which are customary in the securitization industry. These obligations consist of indemnifications, repurchase obligations on assets that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional assets in revolving transactions and, in some cases, servicer advances of interest shortfalls or other amounts. See Note 7 of our Notes to the Financial Statements for more information about our off-balance sheet repurchases.

Risks to Continued Funding under Securitization Programs

The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:

•	FCAR — If the credit enhancement on any asset-backed security held by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and would wind down its operations. In addition, if credit losses or delinquencies in our portfolio of retail, wholesale or lease assets exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities of the affected type for so long as such levels are exceeded.

•	Retail Conduits — If credit losses or delinquencies on the pool of assets held by a conduit exceed specified levels, or if the level of over-collateralization for such pool decreases below a specified level, we will not have the right to sell additional pools of assets to that conduit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Wholesale Securitization (including Motown Notes) — If the payment rates on wholesale receivables are lower than specified levels or if there are significant dealer defaults, we will be unable to obtain additional funding and any existing funding would begin to amortize.

Based on our experience, we do not expect that any of these features will limit our ability to use securitization to fund our operations.

In addition to the structural features discussed above, our securitization programs may be affected by the following factors:

•	Amount and credit quality of assets available — Lower overall asset levels or a higher proportion of non-performing assets could decrease the amount of assets available to securitize.

•	Performance of assets in our previous securitizations — If assets in our existing securitization transactions deteriorate significantly, we may not be able to access the market, particularly in public transactions where asset performance is publicly available and/or the costs to securitize may increase.

•	General demand for the type of assets supporting the asset-backed securities — Investor desire for securities with different risk and/or yield characteristics could result in reduced demand for these types of investments.

•	Market capacity for us and our sponsored investments — Investors may reach exposure limits and/or wish to diversify away from our risk.

•	Accounting and regulatory changes — Such changes may result in temporary disruption or termination of one or more of our present programs which may or may not be able to be restructured or replaced.

•	Credit ratings — Credit ratings assigned to us may impact investors’ acceptance of our asset-backed securities.

•	Availability of liquidity facilities — Our ability to maintain liquidity facilities for any programs that require them.

If as a result of any of these or other factors the cost of securitization funding were to increase significantly or funding through securitizations were no longer available to us, it would have a material adverse impact on our financial condition, results of operations or liquidity. However, given the diversity of our securitization programs, it is not likely that these risk factors would impact all programs simultaneously. In addition, new structures could be developed, recognizing that substantial time is required for the development, launch and market acceptance of new programs.

On-Balance Sheet Arrangements

Most of our securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and associated debt are included in our financial statements. In the future, we expect that more of our securitizations will be on-balance sheet. We believe on-balance sheet arrangements are more transparent to our investors. Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants. These assets are not available to pay our other obligations or the claims of our other creditors. This debt is not our legal obligation or the legal obligation of our other subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements

The remainder of our securitization programs satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and associated debt are removed from our financial statements.

Off-Balance Sheet Securitization Activity

The following table illustrates our worldwide activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Full Year
	2006	2005	2004
	(in billions)

North America segment
Public retail	$—	$9.7	$1.7
Retail conduit	2.1	3.8	1.8
Motown Notes program	—	1.4	1.0
Public wholesale	—	2.3	3.0
Canada and other	0.5	—	0.8

Total North America segment	2.6	17.2	8.3
International segment
Europe
Public retail	0.1	0.8	1.3
Retail conduit	0.1	0.5	0.3

Total Europe	0.2	1.3	1.6
Asia-Pacific	0.3	0.4	0.4
Latin America	1.0	0.5	—

Total International segment	1.5	2.2	2.0

Net proceeds	4.1	19.4	10.3
Whole-loan sales	1.0	1.5	—

Total net proceeds	$5.1	$20.9	$10.3

At December 31, 2006, total net proceeds from off-balance sheet securitizations were $5.1 billion, down $15.8 billion compared with a year ago. The decrease in net proceeds primarily reflected the impact of the U.S. public retail transactions being reported on-balance sheet in 2006. Additionally, we consolidated our off-balance sheet wholesale securitization program in the fourth quarter of 2005, which caused the debt issued by the trust to be reported on-balance sheet.

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

The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Full Year
	2006	2005	2004
	(in millions)

Servicing fees	$198	$376	$372
Interest income on retained interests	32	327	588
Net gain on sales of receivables	88	87	160
Income on residual interest and other	350	723	815

Investment and other income related to sales of receivables	668	1,513	1,935
Less: Whole-loan income	(49)	(73)	(91)

Income related to off-balance sheet securitizations	$619	$1,440	$1,844

Memo:
Finance receivables sold (in billions)	$5.5	$18.1	$6.9
Servicing portfolio as of period-end (in billions)	14.2	20.9	39.6
Pre-tax gain per dollar of retail receivables sold	1.6%	0.5%	2.3%

In 2006, income related to off-balance sheet securitizations declined $821 million compared with 2005. The decline primarily reflected lower wholesale-retained interest in securitized assets, servicing fees and income on residual interest due to the accounting consolidation of our wholesale securitization program in the fourth quarter of 2005. This consolidation caused the activity related to these receivables previously sold by us in this program to be reported on-balance sheet.

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

The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through on-balance sheet asset-backed financings for the periods indicated:

	Full Year
	2006	2005	2004
	(in millions)

Financing revenue
Retail revenue	$1,128	$1,498	$1,894
Wholesale revenue	—	1,006	1,097

Total financing revenue	1,128	2,504	2,991
Borrowing cost	(603)	(1,076)	(854)

Net financing margin	525	1,428	2,137
Net credit losses	(84)	(127)	(244)

Income before income taxes	$441	$1,301	$1,893

Memo:
Income related to off-balance sheet securitizations	$619	$1,440	$1,844
Recalendarization impact of off-balance sheet securitizations	178	139	(49)

In 2006, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $178 million higher than had these transactions been structured as on-balance sheet securitizations. These differences resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. All other things being equal, in a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero.

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial
Statement	=	Total Debt
Leverage		Equity

Retained
Interest in
				Securitized		Securitized		Cash,		Fair Value
				Off-balance		Off-balance		Cash Equivalents,		Hedge Accounting
		Total Debt	+	Sheet	−	Sheet	−	and Marketable	−	Adjustments
				Receivables		Receivables		Securities (a)		on Total Debt
Managed Leverage	=
Fair Value
Hedge Accounting
				Equity	+	Minority	−	Adjustments
						Interest		on Equity

(a) Excluding marketable securities related to insurance activities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	December 31,
	2006	2005	2004

Total debt	$139.7	$133.4	$142.4
Total stockholder’s equity	11.8	11.4	12.8
Financial statement leverage (to 1)	11.9	11.7	11.1

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	December 31,
	2006	2005	2004

Total debt	$139.7	$133.4	$142.4
Securitized off-balance sheet receivables outstanding (a)	12.2	18.0	37.7
Retained interest in securitized off-balance sheet receivables (b)	(1.0)	(1.4)	(9.5)
Adjustments for cash, cash equivalents and marketable securities (c)	(21.8)	(17.9)	(12.7)
Fair value hedge accounting adjustments	(0.1)	(0.5)	(1.3)

Total adjusted debt	$129.0	$131.6	$156.6

Total stockholder’s equity (including minority interest)	$11.8	$11.4	$12.8
Fair value hedge accounting adjustments	(0.5)	(0.7)	(1.3)

Total adjusted equity	$11.3	$10.7	$11.5

Managed leverage (to 1)	11.4	12.3	13.6

(a)	Includes securitized funding from discontinued operations in 2004

(b)	Includes retained interest in securitized receivables from discontinued operations in 2004

(c)	Excluding marketable securities related to insurance activities

We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we evaluate charge-offs, receivables and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support our operations and amounts to support on-balance sheet securitizations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt. We make fair value hedge accounting adjustments to our assets, debt and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitizations. The fair value hedge accounting adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of fair value hedge accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For a discussion of our use of interest rate instruments and other derivatives, see Item 7A. We believe the managed leverage measure provides our investors with meaningful information regarding management’s decision-making processes.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2006, our managed leverage was 11.4 to 1, compared with 12.3 to 1 a year ago. In 2006, we paid cash dividends of $1.35 billion. To further enhance future funding flexibility we have suspended regular dividend payments beginning in 2007. Correspondingly, we expect a continued reduction in our managed leverage.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations as of December 31, 2006 are shown below:

	Payments Due by Period
					2012 and
	Total	2007	2008-2009	2010-2011	Thereafter
	(in millions)

Long-term debt obligations	$113,910	$34,586	$45,663	$22,585	$11,076
Interest payments relating to long-term debt	21,530	6,190	7,898	3,903	3,539
Operating lease obligations	176	56	94	22	4
Purchase obligations	6	2	4	—	—

Total	$135,622	$40,834	$53,659	$26,510	$14,619

For additional information on our long-term debt and operating lease obligations, see Notes 10 and 18 of our Notes to the Financial Statements.

Critical Accounting Estimates

We consider an accounting estimate to be critical if:

•	The accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and

•	Changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

The accounting estimates that are most important to our business involve:

•	Allowance for credit losses,

•	Accumulated depreciation on vehicles subject to operating leases, and

•	Off-balance sheet sales of receivables in securitizations and other transactions.

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

Nature of Estimates Required.  We estimate the credit losses related to impaired finance receivables and operating leases based on several factors including historical credit loss trends (including loss history and key physical trends, such as delinquency and repossessions), the composition and credit quality of our present portfolio (including vehicle brand, term, risk evaluation and new/used), trends in historical and projected used vehicle values and general economic measures.

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

Sensitivity Analysis.  Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our Ford, Lincoln and Mercury brand U.S. retail and lease portfolio is as follows:

Increase/(Decrease)
December 31, 2006
	Percentage Point	Allowance for
	Change	Credit Losses	2006 Expense
(in millions)

Assumption
Repossession rates*	+/- 0.1 pt.	$30/$(30)	$30/$(30)
Loss severity	+/- 1.0	5/(5)	5/(5)

*	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.

Changes in our assumptions affect the Provision for credit losses on our income statement and the allowance for credit losses contained within Finance receivables, net and Net investment in operating leases on our balance sheet.

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

Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, between 230,000 and 310,000 units of Ford Credit’s North America operating lease vehicles have been returned to us annually.

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

Sensitivity Analysis.  For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. At December 31, 2006, if future auction values for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to decrease by one percent from our present estimates, the effect would be to increase our depreciation on these vehicles by about $50 million. Similarly, if return volumes for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to increase by one percent from our present estimates, the effect would be to increase our depreciation on these vehicles by about $10 million. These increases in depreciation would be charged to depreciation expense during the 2007 through 2010 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Off-Balance Sheet Sales of Receivables in Securitizations and Other Transactions

For off-balance sheet securitization transactions, we are required to recognize a gain or loss on the sale of receivables in the period the sale occurs. We also record and carry our retained interests in these securitizations as assets on our balance sheet at fair value. These retained interests include residual interests in securitization transactions, which represent our right to receive collections on sold receivables in excess of amounts needed to pay principal and interest payments to investors, servicing fees and other required amounts. Retained interests may also include subordinated securities and restricted cash held for the benefit of the securitization investor.

Nature of Estimates Required.  In determining the gain or loss on each sale of finance receivables and the amount of our retained interests, we allocate the carrying amount of the sold receivables between the portion sold and the portion retained based on their relative fair value at the date of sale.

Assumptions Used.  The most significant factors affecting the fair value of assets retained related to the sale of receivables through securitization transactions that requires us to make estimates and judgments are:

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

We evaluate the fair value of our retained interests on a quarterly basis and adjust the estimated market value as necessary. These fair value adjustments are reflected, net of tax, as a separate component of other comprehensive income included in stockholder’s equity. The fair value analysis for our residual interest in securitization transactions largely depends on updating our estimate of lifetime credit losses and prepayment speeds. If we determine, based on this updated information, these retained interests are other than temporarily impaired, we record fair value adjustments in earnings and not stockholder’s equity. The fair value of subordinated securities we retain is based on quoted market prices of securities with similar characteristics, if available, or using discounted cash flow methods with current market rates. The carrying amount of our restricted cash retained interest normally does not have to be adjusted.

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

Accounting Standards Issued But Not Yet Adopted

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The standard also requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued by us after January 1, 2007. Management expects there to be no material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140 (“SFAS No. 156”), which provides revised guidance on when a servicing asset and servicing liability should be recognized and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective for us as of January 1, 2007. Management expects there to be no material impact on our financial condition or results of operations.

In June, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. Management expects there to be no material impact to equity as a result of this adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not introduce new requirements for when fair value measures must be used, but focuses on how to measure fair value. SFAS No. 157 establishes a fair value hierarchy to classify the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sources of information used to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is assessing the potential impact on present fair value measurement techniques, disclosures, and on our financial condition or results of operations.

Outlook

In 2007, we expect substantially lower earnings due to higher borrowing costs, the non-recurrence of credit loss reserve reductions in the amounts experienced in 2006, the costs associated with our North American restructuring initiative and the impact of lower receivable levels. At year-end 2007, we anticipate managed receivables to be in the range of $140 to $145 billion.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates is immaterial. For additional information on our derivatives, see Notes 1 and 12 of our Notes to the Financial Statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

Funding sources consist primarily of securitizations and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, we may borrow at terms longer than the terms of our assets, in most instances with up to ten year maturities. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

We are exposed to interest rate risk to the extent that a difference exists between the re-pricing profile of our assets and our debt. Specifically, without derivatives, in the aggregate our assets would re-price more quickly than our debt.

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

The derivative financial instruments used in our interest rate risk management process are called interest rate swaps. Our interest rate swaps are agreements with counterparties to either receive a fixed rate of interest in return for us paying a floating rate of interest, or receive a floating rate of interest in return for us paying a fixed rate of interest, based upon a set notional balance. Interest rate swaps are a common tool used by financial institutions to manage interest rate risk. For additional information on our derivatives, see Notes 1 and 12 of our Notes to the Financial Statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

flows to changes in interest rates over a twelve-month horizon. This calculation determines the sensitivity of changes in cash flows associated with the re-pricing characteristics of our interest-rate-sensitive assets, liabilities and derivative financial instruments under various hypothetical interest rate scenarios including both parallel and non-parallel shifts in the yield curve. This sensitivity calculation does not take into account any future actions we may take to reduce the risk profile that arises from a change in interest rates. These quantifications of interest rate risk are reported regularly (either monthly or quarterly depending on the market) to the Treasurer of Ford and our Chief Financial Officer.

The process described above is used to measure and manage the interest rate risk of our operations in the United States, Canada and the United Kingdom, which together represented approximately 79% of our total on-balance sheet finance receivables at December 31, 2006. For our other international affiliates, we use a technique, commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules that group assets, debt, and swaps into discrete time-bands based on their re-pricing characteristics. We then enter into interest rate swaps, which effectively change the re-pricing profile of our debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time-band falls within an established tolerance.

Quantitative Disclosure

As a result of our interest rate risk management process, in the aggregate our debt combined with the derivative instruments economically hedging the debt re-prices faster than our assets. Other things being equal, this means that during a period of rising interest rates, the interest rates paid on our debt will increase more rapidly than the interest rates earned on our assets, thereby initially reducing our pre-tax cash flow. Correspondingly, during a period of falling interest rates, we would expect our pre-tax cash flow to initially increase.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities (a “parallel shift”), as well as a base case that assumes that interest rates remain constant at existing levels. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed in the table below. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.

Our pre-tax cash flow sensitivity as of year-end 2006 and 2005 was as follows:

	Pre-Tax Cash Flow Sensitivity	Pre-Tax Cash Flow Sensitivity
	given a one percentage point	given a one percentage point
	instantaneous increase	instantaneous decrease
	in interest rates	in interest rates
	(in millions)

December 31, 2006	$(55)	$55
December 31, 2005	(40)	40

Based on assumptions included in the analysis, our sensitivity to a one-percentage point instantaneous change in interest rates was higher at year-end 2006 than at year-end 2005. This change primarily reflects the result of normal fluctuations within the approved tolerances of our risk management strategy.

Additional Model Assumptions

While the sensitivity analysis presented is our best estimate of the impacts of the specified assumed interest rate scenarios, our actual results could differ from those projected. The model we use to conduct this analysis is heavily dependent on assumptions. Embedded in the model are

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

Derivative Notional Values

The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	December 31,
	2006	2005
	(in billions)

Interest rate swaps
Pay-fixed, receive-floating, excluding securitization swaps	$33	$30
Pay-floating, receive-fixed, excluding securitization swaps	31	36
Pay-floating, receive-floating (basis), excluding securitization swaps	*	*
Securitization swaps	73	59

Total interest rate swaps	$137	$125
Other Derivatives
Cross-currency swaps	14	16
Foreign currency forwards	8	9
Interest rate forwards	*	*

Total notional value	$159	$150

*	Less than $500 million.

The derivatives identified above as securitization swaps are interest rate swaps we entered into to facilitate certain of our securitization transactions and are included in our pre-tax cash flow sensitivity analysis detailed in the table above. At December 31, 2006, our total derivative notional value was $159 billion, approximately $9 billion higher than a year ago. The increase was driven by higher securitization swap notional balances reflecting our increased utilization of securitization as a funding source. Lower cross-currency and other interest rate swap notional balances provide a partial offset.

Derivative Fair Values

The fair value of net derivative financial instruments (derivative assets less derivative liabilities) as reported on our balance sheet as of December 31, 2006 was $1.5 billion, approximately $400 million lower than a year ago. The decrease in fair value primarily reflects mark-to-market adjustments resulting from higher interest rates, offset partially by translation gains resulting from the weakening of the US dollar against the Euro and the British Pound. For additional information see Notes 1 and 12 of our Notes to the Financial Statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. We use a Monte Carlo simulation technique to assess our potential exposure by tenor, defined at 95% confidence level. We monitor and report our exposures to the Treasurer of Ford periodically.

Substantially all of our counterparty exposures are with counterparties that have long-term credit ratings of single-A or better. Our guideline for counterparty minimum long-term credit ratings is BBB-. For additional information on our derivatives, see Notes 1 and 12 of our Notes to the Financial Statements.

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

Our Financial Statements, the accompanying Notes and the Report of the Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules” and set forth on pages FC-1 through FC-42 immediately following the signature pages of this Report.

Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2006 and 2005 are disclosed in Note 17 of the Notes to the Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

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

Under the supervision and with the participation of our management, including our CEO and CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, we implemented changes related to the remediation of a material weakness in internal control over financial reporting with respect to accounting for certain hedges of interest rate risk. We suspended our use of the application of Paragraph 68 of SFAS No. 133, and de-designated all derivative transactions to which we previously had applied the exception set forth in Paragraph 68.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not required.

ITEM 11.	EXECUTIVE COMPENSATION

Not required.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not required.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not required.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Full Year
Nature of Services	2006	2005
	(in millions)

Audit fees — for audit of the annual financial statements included in our annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company’s internal controls over financial reporting, statutory financial statement filings, and providing comfort letters in connection with our funding transactions	$8.3	$7.4
Audit-related fees — for support of funding transactions, attestation services, internal control reviews, assistance with interpretation of accounting standards, and services related to business acquisitions and divestitures	1.9	1.6
Tax fees — for tax compliance and the preparation of tax returns, tax consultation, planning, and implementation services, and assistance in connection with tax audits	1.1	1.4
All other fees	—	—

Total fees	$11.3	$10.4

Pre-Approval Policies and Procedures

Ford’s audit committee has established pre-approval policies and procedures that govern the engagement of PwC, and the services provided by PwC to Ford Credit are pre-approved in accordance with Ford’s policies and procedures. The policies and procedures are detailed as to the particular services and our audit committee is informed of the services provided to us by PwC, including the audit fee requests for these services that have been submitted to and approved by Ford’s audit committee. The pre-approval policies and procedures do not include delegation of the Ford or Ford Credit audit committees’ responsibilities under the Exchange Act to management.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company and Subsidiaries

Consolidated Statement of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheet, December 31, 2006 and 2005

Consolidated Statement of Stockholder’s Equity, December 31, 2006, 2005 and 2004

Consolidated Statement of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
(a) 3. Exhibits
Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation of Ford Motor Credit Company.	Filed as Exhibit 3-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference. File No. 1-6368.
Exhibit 3-B	By-Laws of Ford Motor Credit Company as amended through March 1, 2006.	Filed as Exhibit 3-B to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.
Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.
Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.
Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated herein by reference.
Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Designation	Description	Method of Filing

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.
Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.
Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.
Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-C	Copy of Amended and Restated Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.1 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-D	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.
Exhibit 10-E	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.
Exhibit 12	Ford Motor Credit Company and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report
Exhibit 23	Consent of Independent Registered Public Accounting Firm	Filed with this Report
Exhibit 24	Powers of Attorney	Filed with this Report
Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report
Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report
Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report
Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Designation	Description	Method of Filing

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2006	Incorporated herein by reference to Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2006. File No. 1-3950.

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
(Kenneth R. Kent)
Vice Chairman,
Chief Financial Officer and Treasurer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company and in the capacities on the date indicated.

Signature		Title	Date

/s/ Michael E. Bannister* (Michael E. Bannister)		Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2007

/s/ Kenneth R. Kent* (Kenneth R. Kent)		Director, Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 28, 2007

/s/ Terry D. Chenault* (Terry D. Chenault)		Director and Executive Vice President — President, Global Operations, Technology and Risk Management	February 28, 2007

/s/ Peter J. Daniel* (Peter J. Daniel)		Director and Audit Committee Member	February 28, 2007

/s/ Donat R. Leclair* (Donat R. Leclair, Jr.)		Director and Audit Committee Chairman	February 28, 2007

/s/ John T. Noone* (John T. Noone)		Director and Executive Vice President — President, Global Marketing and Sales	February 28, 2007

/s/ Ann Marie Petach* (Ann Marie Petach)		Director and Audit Committee Member	February 28, 2007

*By	/s/ Corey M. MacGillivray (Corey M. MacGillivray)	Attorney-in-Fact	February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Ford Motor Credit Company:

We have completed integrated audits of Ford Motor Credit Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 27, 2007

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(in millions)

	For the Years Ended December 31,
	2006	2005	2004

Financing revenue
Operating leases	$5,608	$5,286	$5,889
Retail	3,649	3,932	4,513
Interest supplements and other support costs earned from affiliated companies (Note 15)	3,487	3,259	3,360
Wholesale	2,419	1,232	796
Other	215	221	200

Total financing revenue	15,378	13,930	14,758
Depreciation on vehicles subject to operating leases	(5,189)	(4,430)	(4,909)
Interest expense	(7,818)	(6,616)	(6,733)

Net financing margin	2,371	2,884	3,116
Other revenue
Investment and other income related to sales of receivables (Note 7)	668	1,513	1,935
Insurance premiums earned, net (Note 2)	182	192	216
Other income	1,019	845	1,652

Total financing margin and other revenue	4,240	5,434	6,919
Expenses
Operating expenses	2,038	2,185	2,142
Provision for credit losses (Note 6)	95	166	900
Insurance expenses (Note 2)	154	160	167

Total expenses	2,287	2,511	3,209

Income from continuing operations before income taxes	1,953	2,923	3,710
Provision for income taxes (Note 11)	670	1,059	1,371

Income from continuing operations before minority interests	1,283	1,864	2,339
Minority interests in net income of subsidiaries	—	1	2

Income from continuing operations	1,283	1,863	2,337
Income from discontinued operations (Note 13)	—	37	81
Gain on disposal of discontinued operations (Note 13)	—	4	—

Net income	$1,283	$1,904	$2,418

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents (Note 1)	$12,331	$14,798
Marketable securities (Note 3)	10,161	3,810
Finance receivables, net (Note 4)	109,405	109,876
Net investment in operating leases (Note 5)	25,939	22,213
Retained interest in securitized assets (Note 7)	990	1,420
Notes and accounts receivable from affiliated companies	950	1,235
Derivative financial instruments (Note 12)	1,804	2,547
Other assets (Note 9)	5,752	6,363

Total assets	$167,332	$162,262

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,509	$1,904
Affiliated companies	3,648	794

Total accounts payable	5,157	2,698
Debt (Note 10)	139,740	133,446
Deferred income taxes	6,783	9,276
Derivative financial instruments (Note 12)	296	680
Other liabilities and deferred income (Note 9)	3,588	4,755

Total liabilities	155,564	150,855
Minority interests in net assets of subsidiaries	3	3
Stockholder’s equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,124	5,117
Accumulated other comprehensive income	825	391
Retained earnings	5,791	5,871

Total stockholder’s equity	11,765	11,404

Total liabilities and stockholder’s equity	$167,332	$162,262

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(in millions)

				Accumulated Other
				Comprehensive Income/(Loss)
				Unrealized	Foreign
	Capital	Paid-in	Retained	Gain/(Loss)	Currency	Derivative
	Stock	Surplus	Earnings	on Assets	Translation	Instruments	Total

Balance at December 31, 2003	$25	$5,117	$8,607	$201	$305	$(65)	$14,190
2004 comprehensive income/(loss) activity:
Net income	—	—	2,418	—	—	—	2,418
Change in value of retained interest in securitized assets (net of tax of $5)	—	—	—	(8)	—	—	(8)
Unrealized gain on marketable securities (net of tax of $4)	—	—	—	6	—	—	6
Less: reclassification adjustment for gains on marketable securities realized in net income (net of tax of $2)	—	—	—	(3)	—	—	(3)
Foreign currency translation	—	—	—	—	357	—	357
Net gain on derivative instruments (net of tax of $100)	—	—	—	—	(6)	176	170
Less: reclassification adjustment for gains on derivative instruments realized in net income (net of tax of $39)	—	—	—	—	—	(67)	(67)

Total comprehensive income/(loss), net of tax	—	—	2,418	(5)	351	109	2,873
Cash dividends paid in 2004	—	—	(4,300)	—	—	—	(4,300)

Balance at December 31, 2004	$25	$5,117	$6,725	$196	$656	$44	$12,763
2005 comprehensive income/(loss) activity:
Net income	—	—	1,904	—	—	—	1,904
Change in value of retained interest in securitized assets (net of tax of $18)	—	—	—	(32)	—	—	(32)
Unrealized loss on marketable securities (net of tax of $4)	—	—	—	(7)	—	—	(7)
Less: reclassification adjustment for gains on marketable securities realized in net income (net of tax of $1)	—	—	—	(2)	—	—	(2)
Foreign currency translation	—	—	—	—	(469)	—	(469)
Net gain on derivative instruments (net of tax of $35)	—	—	—	—	1	61	62
Less: reclassification adjustment for gains on derivative instruments realized in net income (net of tax of $32)	—	—	—	—	—	(57)	(57)

Total comprehensive income/(loss), net of tax	—	—	1,904	(41)	(468)	4	1,399
Cash dividends paid in 2005 and dividend transfer (a)	—	—	(2,758)	—	—	—	(2,758)

Balance at December 31, 2005	$25	$5,117	$5,871	$155	$188	$48	$11,404
2006 comprehensive income/(loss) activity:
Net income	—	—	1,283	—	—	—	1,283
Change in value of retained interest in securitized assets (net of tax of $33)	—	—	—	(64)	—	—	(64)
Unrealized gain on marketable securities (net of tax of $9)	—	—	—	12	—	—	12
Less: reclassification adjustment for gain on marketable securities realized in net income (net of tax of $5)	—	—	—	(10)	—	—	(10)
Foreign currency translation	—	—	—	—	523	—	523
Net gain on derivative instruments	—	—	—	—	9	—	9
Less: reclassification adjustment for gains on derivative instruments realized in net income (net of tax of $20)	—	—	—	—	—	(36)	(36)

Total comprehensive income/(loss), net of tax	—	—	1,283	(62)	532	(36)	1,717
Paid in surplus	—	7	—	—	—	—	7
Cash dividends paid in 2006 and dividend transfer (a)	—	—	(1,363)	—	—	—	(1,363)

Balance at December 31, 2006	$25	$5,124	$5,791	$93	$720	$12	$11,765

(a)	Dividends included the transfer of Ford Credit assets to Ford with a net book value of $8 million in First Quarter 2005 and a net book value of $13 million in Third Quarter 2006

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities of continuing operations
Net income	$1,283	$1,904	$2,418
Income related to discontinued operations	—	(41)	(81)
Provision for credit losses	95	166	900
Depreciation and amortization	5,489	4,937	5,337
Net (gain) on sales of finance receivables	(88)	(87)	(160)
(Decrease)/increase in deferred income taxes	(94)	737	808
Net change in other assets	915	198	979
Net change in other liabilities	(26)	(2,158)	(598)
Net (purchases)/sales of held-for-sale wholesale receivables	—	(1,188)	(5,056)
All other operating activities	192	837	681

Net cash provided by operating activities	7,766	5,305	5,228

Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(44,647)	(38,937)	(49,946)
Collection of finance receivables (other than wholesale)	35,008	38,260	41,171
Purchase of operating lease vehicles	(15,275)	(15,318)	(14,345)
Liquidation of operating lease vehicles	6,429	9,043	9,796
Net change in wholesale receivables	5,856	978	(1,083)
Net change in retained interest in securitized assets	672	4,580	4,682
Net change in notes receivable from affiliated companies	31	343	(43)
Proceeds from sales of receivables and retained interests	5,120	20,935	10,319
Purchases of marketable securities	(19,610)	(6,169)	(4,108)
Proceeds from sales and maturities of marketable securities	13,591	3,072	9,013
Proceeds from sales of businesses	—	2,057	412
Net change in derivatives	178	1,349	2,650
Transfer of cash balances upon disposition of discontinued operations	—	(5)	(13)
All other investing activities	16	(2)	(690)

Net cash (used in)/provided by investing activities	(12,631)	20,186	7,815

Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	45,533	20,882	18,387
Principal payments on long-term debt	(35,836)	(32,432)	(32,483)
Change in short-term debt, net	(6,152)	(8,663)	6,958
Cash dividends paid	(1,350)	(2,750)	(4,300)
All other financing activities	(140)	(17)	(73)

Net cash provided by/(used in) financing activities	2,055	(22,980)	(11,511)
Effect of exchange rate changes on cash and cash equivalents	343	(386)	349

Total cash flows from continuing operations	(2,467)	2,125	1,881

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	—	71	464
Cash flows from discontinued operations used in investing activities	—	(66)	(457)

Net (decrease)/increase in cash and cash equivalents	$(2,467)	$2,130	$1,888

Cash and cash equivalents, beginning of period	$14,798	$12,668	$10,774
Cash and cash equivalents of discontinued operations, beginning of period	—	—	6
Change in cash and cash equivalents	(2,467)	2,130	1,888
Less: cash and cash equivalents of discontinued operations, end of period	—	—	—

Cash and cash equivalents, end of period	$12,331	$14,798	$12,668

Supplementary cash flow information for continuing operations (a)
Interest paid	$7,495	$6,129	$6,003
Income taxes paid	533	268	181

(a)	Refer to Note 7, servicing portfolio activity, for non-cash supplementary data related to the consolidation of our wholesale securitization program.

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.	ACCOUNTING POLICIES

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

Use of estimates, as determined by management, is required in the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Because of the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The accounting estimates that are most important to our business include the allowance for credit losses, accumulated depreciation on vehicles subject to operating leases and assumptions related to off-balance sheet sales of receivables in securitizations and other transactions.

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

The majority of our finance receivables and net investment in operating leases are geographically diversified throughout the North America segment. Outside the North America segment, finance receivables and net investment in operating leases are concentrated in Europe, Asia-Pacific and Latin America.

Certain subsidiaries are subject to regulatory capital requirements requiring maintenance of certain minimum capital levels that limit the abilities of the subsidiaries to pay dividends.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

Revenue Recognition

Revenue from finance receivables including direct financing leases is recognized using the interest method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized on a straight-line basis over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be uncollectible.

We receive interest supplements and other support payments on certain financing and leasing transactions under agreements with Ford and other affiliates. These payments are collected and income is recognized in a manner that is consistent with revenue recognition on the underlying financing contract over the period that the related finance receivables and leases are outstanding.

Sales of Receivables

We securitize finance receivables and sell retail installment sale contracts in whole-loan sale transactions to fund our operations and to maintain liquidity. Most of our securitizations do not qualify for off-balance sheet treatment. As a result, the securitized receivables and associated debt remain on our balance sheet and no gain or loss is recorded for these transactions.

We record our sales of receivables as off-balance sheet when the following criteria are met:

•	The receivables are isolated from the transferor — we transfer the receivables to bankruptcy-remote special purpose entities (“SPEs”) or other independent entities.

•	The receivables are transferred to an entity that has the right to pledge or exchange the assets or to a qualifying SPE whose beneficial interest holders have the right to pledge or exchange their beneficial interests. In our off-balance sheet transactions we generally use a qualifying SPE or we sell the receivables to an independent entity. In either case, we do not restrict the transferee from pledging or exchanging the receivables or beneficial interests.

•	The transferor does not maintain control over the receivables — we are not permitted to regain control over the transferred receivables or cause the return of specific receivables, other than through a “cleanup” call.

For off-balance sheet sales of receivables, gains or losses are recognized in the period in which the sale occurs. We retain certain interests in receivables sold in off-balance sheet securitization transactions. In determining the gain or loss on each sale of finance receivables, the investment in the sold receivables pool is allocated between the portions sold and retained based on their relative fair values at the date of sale. Retained interests may include residual interest in securitizations, restricted cash held for the benefit of securitization investors and subordinated securities. These interests are recorded at fair value with unrealized gains recorded, net of tax, as a separate component of Accumulated other comprehensive income in Stockholder’s equity. Residual interests in securitizations represent the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions. We do not retain any interests in the whole-loan sale transactions but continue to service the sold receivables.

In both off-balance sheet securitization transactions and whole-loan sales, we also retain the servicing rights and generally receive a servicing fee. The fee is recognized as collected over the

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

remaining term of the related sold finance receivables. When the servicing fee adequately compensates us for retaining the servicing rights, we do not establish a servicing asset or liability. Interest supplement payments due from affiliates related to receivables sold in off-balance sheet securitizations or whole-loan sale transactions are recorded, on a present value basis, as a receivable in Other assets on our balance sheet at the time the receivables are sold. Present value accretion is recognized in Investment and other income related to sales of receivables.

Receivables Classifications

Finance receivables for which we have the ability and intent to hold for the foreseeable future, are classified as held-for-investment and carried at amortized cost. Any receivables held-for-sale are carried at the lower of cost or fair value. Receivables acquired specifically for resale are classified as held-for-sale at origination. Specific receivables included in off-balance sheet securitizations or whole-loan sale transactions are generally not identified until the month in which the sale occurs. If the receivables have been selected for an off-balance sheet transaction and the transaction occurs within the same month as the selection, the receivables are removed from the balance sheet and the fair value adjustment is incorporated and recognized in the net gain on sale of receivables component in the Investment and other income related to the sales of receivables line in the Income statement. If the receivables have been selected for an off-balance sheet transaction that has not occurred at the end of the reporting period, the receivables are reclassified as held-for-sale and a valuation adjustment is recorded in Other income to recognize the receivables at the lower of cost or fair value.

Depreciation

Depreciation expense on vehicles subject to operating leases is provided on a straight-line basis in an amount necessary to reduce the leased vehicle to its estimated residual (salvage) value at the end of the lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation for leased vehicles on a regular basis taking into consideration various assumptions, such as expected residual values at lease termination (including residual value support payments from Ford) and the estimated number of vehicles that will be returned to us. Adjustments to reflect revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. Upon disposition of the vehicle, the difference between net book value and actual proceeds (including residual value support payments from Ford) is recorded as an adjustment to Depreciation on vehicles subject to operating leases. We also monitor our portfolio of vehicles subject to operating leases for impairment indicators.

Cash and Cash Equivalents and Marketable Securities

Cash and all highly liquid investments with a maturity of three months or less at date of purchase are classified as Cash and cash equivalents. Our cash and cash equivalents include short-term United States Treasury bills, federal agency discount notes, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The book value of cash and cash equivalents approximates fair value because of the short maturities of these instruments. See Note 7 for additional information on cash that supports our on-balance sheet securitization transactions.

Marketable securities consist of investments in U.S. government and agency, corporate debt and equities, mortgage-backed and other securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of Accumulated other comprehensive income in Stockholder’s equity. Held-to-maturity

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

securities are recorded at amortized cost. The basis of cost used in determining realized gains and losses is specific identification. See Note 3 for additional information on marketable securities.

We recognized earnings of $819 million, $560 million and $229 million in 2006, 2005, and 2004, respectively, related to interest and investment income on our cash and cash equivalents and marketable securities. These amounts are included in Other income.

Allowance for Credit Losses

The allowance for credit losses is our estimate of the credit losses related to impaired receivables and operating leases at the date of the financial statements. The allowance is based on factors including historical credit loss trends (including loss history and key physical trends such as delinquency and repossessions), the composition and credit quality of our present portfolio (including vehicle brand, term, risk evaluation and new/used), trends in historical and projected used vehicle values and general economic measures. Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on our income statement. Finance receivables and lease investments are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

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

All derivatives are recognized on the balance sheet at fair value. We may designate derivatives as a hedge of the fair value of a recognized asset or liability (“fair value” hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). We also enter into derivatives that economically hedge our interest rate and currency exchange rate risks, even though hedge accounting is not allowed or is not elected by us.

Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in the fair value of the underlying hedged exposure, are recorded in earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded net of tax, to the extent the hedge is effective, as a separate component of Accumulated other comprehensive income in Stockholder’s equity. Changes in the value of a derivative not designated for hedge accounting are recorded in earnings. The fair value of interest rate swaps is calculated using current market rates. Unrealized gains and losses are netted for individual counterparties where legally permissible. We report the cash related to all derivative activity, regardless of designation, in Cash flows from investing activities in our Statement of cash flows.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

When a derivative is de-designated from a hedge relationship, all changes in the fair value of the derivative instrument are included in earnings each period until the derivative instrument matures, unless the derivative is subsequently included in another hedge relationship.

We manage our foreign currency and interest rate counterparty credit risks by establishing limits and monitoring the financial condition of counterparties. The amount of exposure we may have to a single counterparty on a worldwide basis is limited by company policy. In the unlikely event that a counterparty fails to meet the terms of a foreign currency or an interest rate instrument, risk is limited to the fair value of the derivative instrument.

Foreign Currency Translation

Results of operations and cash flows of our foreign subsidiaries are translated to U.S. dollars at average-period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of Accumulated other comprehensive income in Stockholder’s equity. Gains and losses arising from transactions denominated in a currency other than the functional currency are included in Other income.

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

Insurance Expenses and Liabilities

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses are as follows for the years ended December 31:

	2006	2005	2004
	(in millions)

Insurance claims	$128	$140	$138
Claim adjustment expenses	9	8	13
Amortization of deferred acquisition costs	17	12	16

Insurance expenses	$154	$160	$167

The liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, was $50 million and $67 million at December 31, 2006 and 2005, respectively, and was included in Other liabilities and deferred income.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 2.	INSURANCE — Continued

Reinsurance

TARIC’s reinsurance activity primarily consists of ceding a majority of its automotive service contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets. Ceded insurance-related expenses deducted from insurance expenses were $285 million, $382 million and $436 million in 2006, 2005 and 2004, respectively.

The effect of reinsurance on premiums written and earned is as follows:

	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
	(in millions)

Direct	$289	$611	$522	$762	$543	$815
Assumed	26	25	29	31	27	39
Ceded	(136)	(454)	(371)	(601)	(358)	(638)

Net premiums	$179	$182	$180	$192	$212	$216

Commissions on reinsurance ceded are earned on the same basis as related premiums. Reinsurance contracts do not relieve TARIC from its obligations to its policyholders. Failure of reinsurers to honor their obligations could result in losses to TARIC. Therefore, TARIC either directly or indirectly (via insurance brokers) monitors the underlying business and financial performance of the reinsurers. In addition, where deemed necessary, TARIC may require collateral or utilize multiple reinsurers to mitigate concentration risk.

NOTE 3.	MARKETABLE SECURITIES

At acquisition, our marketable securities are classified as available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of Accumulated other comprehensive income in Stockholder’s equity. Held-to-maturity securities are recorded at amortized cost. The cost basis used in determining realized gains and losses is specific identification.

The fair value of substantially all securities was determined based on quoted market prices. For securities for which quoted market prices were not available, the estimate of fair value was based on similar types of securities traded in the market. Book value approximates fair value for all securities.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 3.	MARKETABLE SECURITIES — Continued

Marketable securities at December 31 were as follows:

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in millions)

Available-for-sale securities
U.S. government	$3,710	$4	$1	$3,713
Corporate debt	1,097	1	2	1,096
Mortgage-backed	263	1	4	260
Equity	60	36	1	95
Government-sponsored enterprises	4,968	5	—	4,973
Government — non U.S.	15	—	—	15
Municipal	1	—	—	1
Held-to-maturity securities	8	—	—	8

Total marketable securities	$10,122	$47	$8	$10,161

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in millions)

Available-for-sale securities
U.S. government	$92	$1	$—	$93
Corporate debt	1,663	1	3	1,661
Mortgage-backed	282	1	4	279
Equity	65	38	1	102
Government-sponsored enterprises	1,648	—	—	1,648
Government — non U.S.	20	—	—	20
Municipal	1	—	—	1
Held-to-maturity securities	6	—	—	6

Total marketable securities	$3,777	$41	$8	$3,810

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, by contractual maturity, were as follows:

	2006
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in millions)

Due in one year or less	$9,516	$9,524	$2	$2
Due after one year through five years	143	142	2	2
Due after five years through ten years	53	53	1	1
Due after ten years	79	79	3	3
Mortgage-backed securities	263	260	—	—
Equity securities	60	95	—	—

Total	$10,114	$10,153	$8	$8

Included in the above contractual maturities are investments on deposit with regulatory authorities (at amortized cost), as required by law, totaling $14 million and $20 million at December 31, 2006 and 2005, respectively.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 3.	MARKETABLE SECURITIES — Continued

Proceeds from maturities of available-for-sale securities were $9,157 million, $2,381 million, and $6,981 million in 2006, 2005 and 2004, respectively. Proceeds from sales of available-for-sale securities were $4,434 million, $691 million and $2,032 million in 2006, 2005 and 2004, respectively. Gross realized gains were $19 million, $7 million and $9 million in 2006, 2005 and 2004, respectively. Gross realized losses were $4 million, $3 million and $3 million in 2006, 2005 and 2004, respectively.

The fair value of investments in an unrealized loss position at December 31, 2006, aggregated by investment category and length of time that the investments have been in a continuous loss position, are as follows:

	Less Than
	12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in millions)

Available-for-sale securities
U.S. government	$45	$1	$6	$—	$51	$1
Corporate debt	39	—	72	2	111	2
Mortgage-backed	51	1	136	3	187	4
Equity	3	1	1	—	4	1
Government-sponsored enterprises	250	—	17	—	267	—
Government — non U.S.	8	—	1	—	9	—
Municipal	—	—	1	—	1	—

Total available-for-sale securities	$396	$3	$234	$5	$630	$8

We utilize a systematic process to evaluate whether unrealized losses related to investments in debt and equity securities are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the investment carrying amount is considered impaired and adjusted downward to a revised fair value. During 2006, impairments recorded were not material.

NOTE 4.	FINANCE RECEIVABLES

Net finance receivables at December 31 were as follows:

	2006	2005
	(in millions)

Retail	$71,347	$66,940
Wholesale	35,227	39,680
Other	3,815	4,648

Total finance receivables, net of unearned income (a)(b)	110,389	111,268
Less: Allowance for credit losses	(984)	(1,392)

Finance receivables, net	$109,405	$109,876

Net finance receivables subject to fair value (c)	$104,873	$104,669
Fair value	103,614	104,190

(a)	At December 31, 2006 and 2005, includes $1.9 billion and $1.6 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 4.	FINANCE RECEIVABLES — Continued

that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.
(b)	At December 31, 2006 and 2005, includes finance receivables of $56.5 billion and $44.7 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
(c)	At December 31, 2006 and 2005, excludes $4.5 billion and $5.2 billion, respectively, of certain receivables (primarily direct financing leases) that are not financial instruments.

The fair value of finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For finance receivables with short maturities (generally three months or less), the book value approximates fair value.

At December 31, 2006, finance receivables included $1.8 billion owed by the three customers with the largest receivables balances.

Scheduled maturities of total finance receivables outstanding at December 31, 2006, net of unearned income, were as follows:

	Due in Year Ending December 31,			Due After
	2007	2008	2009	2009	Total
	(in millions)

Retail	$32,143	$19,391	$11,621	$8,192	$71,347
Wholesale	34,604	623	—	—	35,227
Other	2,061	277	347	1,130	3,815

Total	$68,808	$20,291	$11,968	$9,322	$110,389

Prepayment may cause actual maturities to differ from scheduled maturities. The above table, therefore, is not to be regarded as a forecast of future cash collections.

The aggregate finance receivables balances related to accounts past due more than 60 days at December 31 were as follows:

	2006	2005
	(in millions)

Retail	$405	$487
Wholesale	140	148
Other	8	13

Total	$553	$648

Investments in direct financing leases, which are included in retail finance receivables, were as follows at December 31:

	2006	2005
	(in millions)

Minimum lease rentals to be received, including origination costs	$2,577	$3,232
Estimated residual values	2,384	2,417
Less: Unearned income	(425)	(475)
Less: Allowance for credit losses	(46)	(56)

Net investment in direct financing leases	$4,490	$5,118

Future minimum rentals from direct financing leases for each of the five succeeding years are as follows (in millions): 2007 — $1,139; 2008 — $696; 2009 — $479; 2010 — $232; 2011 — $31.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 5.	NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases at December 31 was as follows:

	2006	2005
	(in millions)

Vehicles, at cost, including initial direct costs	$33,012	$28,460
Less: Accumulated depreciation	(6,947)	(6,053)
Less: Allowance for credit losses	(126)	(194)

Net investment in operating leases (a)	$25,939	$22,213

(a)	At December 31, 2006 and 2005, includes net investment in operating leases of $17.3 billion and $6.5 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

Future minimum rentals on operating leases are as follows (in millions): 2007 — $3,651; 2008 — $3,469; 2009 — $1,664; 2010 — $363; 2011 — $6.

NOTE 6.	ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

	2006	2005	2004
	(in millions)

Balance, beginning of year	$1,586	$2,434	$2,923
Provision for credit losses	95	166	900
Deductions
Charge-offs before recoveries	993	1,183	1,804
Recoveries	(470)	(477)	(477)

Net charge-offs	523	706	1,327
Other changes, principally amounts related to finance receivables sold and translation adjustments	48	308	62

Net deductions	571	1,014	1,389

Balance, end of year	$1,110	$1,586	$2,434

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 7.	SALES OF RECEIVABLES

Servicing Portfolio

We retain servicing rights for receivables sold in off-balance sheet securitization and whole-loan sale transactions. The servicing portfolio is summarized in the following table for the years ended December 31:

	Retail	Wholesale	Total
	(in millions)

Servicing portfolio at December 31, 2004	$20,669	$18,904	$39,573
2005 activity
Receivables sales	18,138	1,561	19,699
Collections and re-acquired receivables	(17,886)	(20,465)	(38,351)

Servicing portfolio at December 31, 2005	20,921	—	20,921
2006 activity
Receivables sales	5,531	—	5,531
Collections and re-acquired receivables	(12,218)	—	(12,218)

Servicing portfolio at December 31, 2006	$14,234	$—	$14,234

During the fourth quarter of 2005, we consolidated our off-balance sheet wholesale securitization program as a result of certain changes authorized in accordance with the transaction documents. The accounting consolidation did not have an impact on our earnings, credit facilities, unsecured debt programs or other securitization programs. This transaction was primarily non-cash and increased receivables by $17.9 billion and debt by $15.8 billion upon consolidation.

Retained Interest in Securitized Assets

Components of retained interest in off-balance sheet securitized assets at December 31 included the following:

	2006	2005
	(in millions)

Residual interest in securitization transactions	$709	$1,094
Restricted cash held for benefit of securitization investors	204	199
Subordinated securities	77	127

Retained interest in securitized assets	$990	$1,420

Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions. Retained interests are recorded at fair value. The fair value of subordinated securities are valued based on secondary market trading prices, if available, or by utilizing a discounted cash flow method with current market rates. In determining the fair value of residual interest in securitization transactions, we discount the present value of the projected cash flows retained at the transaction discount rate.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 7.	SALES OF RECEIVABLES — Continued

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the years ended December 31:

	2006	2005	2004
	(in millions)

Servicing fees	$198	$376	$372
Interest income on retained interests	32	327	588
Net gain on sale of receivables	88	87	160
Income on residual interests and other	350	723	815

Investment and other income related to sales of receivables	$668	$1,513	$1,935

For the year ended December 31, 2006, we utilized certain point-of-sale assumptions to value the residual interest in our retail transactions, which included a discount rate of 11.0%, prepayment speeds of 0.9% to 1.5% (which represent expected payments earlier than scheduled maturity dates) and credit losses of 0.1% to 2.3% over the life of sold receivables. The weighted-average life of the underlying assets was 45.8 months. For the year ended December 31, 2005, point-of-sale assumptions in our retail transactions included discount rates of 11.0%, prepayment speeds of 0.9% to 1.5% and credit losses of 0.1% to 2.3% over the life of sold receivables. For the year ended December 31, 2005, the weighted-average life of the underlying assets was 51.9 months.

Cash Flow

The following table summarizes the cash flow movements between the transferees and us in our off-balance sheet sales of receivables for the years ended December 31:

	2006	2005	2004
	(in millions)

Proceeds from sales of receivables and retained interests
Proceeds from sales of retail receivables	$4,863	$15,549	$4,795
Proceeds from interest in sold wholesale receivables	—	3,739	3,957
Proceeds from revolving-period securitizations	217	1,349	1,567
Proceeds from sale of retained notes — retail	40	298	—

Total	$5,120	$20,935	$10,319

Cash flows related to net change in retained interest
Interest in sold wholesale receivables	$—	$2,684	$(1,831)
Interest in sold retail receivables	672	708	1,457

Total	$672	$3,392	$(374)

Servicing fees
Retail	$198	$260	$260
Wholesale	—	116	112

Total	$198	$376	$372

Other cash flows received on retained interests (which are reflected in securitization income)
Wholesale	$—	$507	$802
Retail	115	276	356

Total	$115	$783	$1,158

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 7.	SALES OF RECEIVABLES — Continued

We repurchased $36 million, $43 million, and $143 million of receivables in 2006, 2005 and 2004, respectively, relating to off-balance sheet sales of receivables due to receivable contract modifications or breach of initial eligibility criteria representations.

Other Disclosures

The following table summarizes key assumptions used at December 31, 2006 in estimating cash flows from off-balance sheet sales of retail receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes:

	2006
		Impact on Fair Value Based
	Assumption	on Adverse Change
	Percentage	10% Change	20% Change
	(annual rate)	(in millions)

Cash flow discount rate	12.5%	$(11)	$(21)
Estimated net credit loss rate	0.2% - 2.1%	(11)	(22)
Prepayment speed	0.7% - 1.7%	(2)	(3)

The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.

Outstanding delinquencies over 30 days related to the off-balance sheet securitized portfolio were $208 million and $386 million at December 31, 2006 and 2005, respectively. Credit losses, net of recoveries, were $84 million and $127 million for the years ended December 31, 2006 and 2005, respectively. Expected static pool credit losses related to outstanding securitized retail receivables were 1.2% at December 31, 2006. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

On-Balance Sheet Securitizations

At December 31, 2006 and 2005, finance receivables of $56.5 billion and $44.7 billion, respectively, have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at December 31, 2006 and 2005, net investment in operating leases of $17.3 billion and $6.5 billion, respectively, have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables and net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions. At December 31, 2006 and 2005, associated debt of $59.6 billion and $39.8 billion, respectively, is reported on our balance sheet for financial statement reporting purposes. This debt includes long-term and short-term asset-backed debt that is payable only out of collections on the underlying securitized assets and related enhancements. The cash balances to be used only to support the on-balance sheet securitizations at December 31, 2006 and 2005, were approximately $3.7 billion and $2.3 billion, respectively. These assets and liabilities are generally held by VIEs of which we are the primary beneficiary.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 8.	VARIABLE INTEREST ENTITIES

We consolidate VIEs in which we are the primary beneficiary in the entity. We use SPEs that are considered VIEs for most of our on-balance sheet securitizations. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our December 31, 2006 balance sheet are $71.6 billion of consolidated VIE assets, consisting of $3.7 billion in cash and cash equivalents and $67.9 billion of receivables and beneficial interests in net investment in operating leases.

We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $182 million at December 31, 2006) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. We are not the primary beneficiary of these SPEs. The outstanding balance of finance receivables that have been sold by us to these SPEs was approximately $5.2 billion and $5.7 billion at December 31, 2006 and 2005, respectively.

NOTE 9.	OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

Other assets at December 31 were as follows:

	2006	2005
	(in millions)

Accrued interest, rents and other non-finance receivables	$1,676	$1,777
Deferred charges including unamortized dealer commissions	918	887
Investment in used vehicles held for resale, at net realizable value	692	1,060
Prepaid reinsurance premiums and other reinsurance receivables	700	1,025
Collateral held for resale, at net realizable value	556	567
Property and equipment, net of accumulated depreciation of $385 in 2006 and $327 in 2005	264	323
Other	946	724

Total other assets	$5,752	$6,363

Other liabilities and deferred income at December 31 were as follows:

	2006	2005
	(in millions)

Interest payable	$1,463	$1,616
Deferred income	517	471
Unearned insurance premiums	800	1,120
Other	808	1,548

Total other liabilities and deferred income	$3,588	$4,755

During 2006, liabilities for retirement related costs at December 31, 2005 of approximately $750 million were either settled or transferred to Accounts payable-Affiliated companies. For additional information see Transactions with affiliated companies, Note 15.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 10.	DEBT AND CREDIT FACILITIES

Debt

At December 31, debt was as follows:

	Interest Rates
	Average			Weighted-
	Contractual (a)			Average (b)
	2006	2005		2006	2005	2006	2005
						(in millions)

Short-term debt
Asset-backed commercial paper (c)	5.5%	4.3%				$16,480	$21,736
Other asset-backed short-term debt (c)	5.7%	N/	A			1,197	—
Ford Interest Advantage (d)	6.1%	4.9%				5,611	6,719
Unsecured commercial paper	5.9%	4.8%				400	1,041
Other short-term debt (e)	5.8%	5.8%				2,142	2,325

Total short-term debt	5.6%	4.6%		5.8%	5.0%	25,830	31,821

Long-term debt
Senior indebtedness
Notes payable within one year						17,256	21,049
Notes payable after one year (f)						54,874	62,614
Unamortized discount						(103)	(62)
Asset-backed debt (c)
Notes payable within one year						17,330	5,357
Notes payable after one year						24,553	12,667

Total long-term debt (g)	6.1%	5.9%		5.9%	5.1%	113,910	101,625

Total debt	6.0%	5.6%		5.9%	5.1%	$139,740	$133,446

Estimated fair value of debt
Net short-term debt subject to fair value						$25,830	$31,821
Short-term debt fair value						25,830	$31,821
Net long-term debt subject to fair value (h)						113,746	101,104
Long-term debt fair value						115,506	97,884
Total estimated fair value of debt						141,336	129,705
Interest rate characteristics of debt
payable after one year (i)
Fixed interest rates						$49,243	$54,250
Variable interest rates (generally based on LIBOR or other short-term rates)						30,081	20,969

Total payable after one year						$79,324	$75,219

(a) Fourth quarter average contractual rates exclude the effects of interest rate swap agreements and facility fees.

(b) Fourth quarter weighted-average rates include the effects of interest rate swap agreements and facility fees.

(c)	Obligations issued or arising in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $27 million and $52 million with affiliated companies at December 31, 2006 and 2005, respectively.

(f)	Includes $150 million and $126 million with affiliated companies at December 31, 2006 and 2005, respectively.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.

(h)	Represents the par value of debt at December 31, 2006 and 2005, respectively.

(i)	Excludes the effect of interest rate swap agreements.

Debt consists of short-term and long-term unsecured and asset-backed debt, placed directly by us or through securities dealers or underwriters, and bank borrowings. We consider any debt with an

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 10.	DEBT AND CREDIT FACILITIES — Continued

original maturity of 12 months or less to be short-term debt. We have commercial paper programs in the United States, Europe, and other international markets, and asset-backed commercial paper programs in the United States, with sales mostly to qualified institutional investors. We also obtain short-term funding from the sale of demand notes to retail investors through our floating rate demand notes program. Some of our asset-backed securitization programs issue short-term debt securities that are sold by underwriters to institutional investors. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

We obtain long-term debt funding through the issuance of a variety of debt securities in the United States and international capital markets. Long-term debt is debt with an original maturity of more than 12 months and can be either unsecured or asset-backed debt. We also sponsor a number of asset-backed securitization programs that issue long-term debt securities that are sold to institutional investors in the United States and international capital markets.

The nominal interest rate for our floating rate demand notes issued and offered by us under our Ford Interest Advantage Program ranged from 5.8% to 6.1% as of December 31, 2006 depending on the amount invested.

Our overall weighted-average effective interest rate (borrowing cost), including the effect of interest rate swap agreements, was 5.5% and 4.5% for full year 2006 and 2005, respectively.

The average of the remaining maturities of our secured and unsecured commercial paper was 51 days at December 31, 2006 and 45 days at December 31, 2005 for our United States and Europe programs. Long-term debt matures at various dates through 2078 (about $1.4 billion matures between 2031 and 2078). Maturities are as follows (in millions): 2007 — $34,586; 2008 — $24,565; 2009 — $21,098; 2010 — $9,264; 2011 — $13,321; thereafter — $11,076. Certain of these obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap and forward agreements are used to hedge exposure to manage changes in exchange rates of these obligations.

The fair value of debt is estimated based upon either quoted market prices or current rates for similar debt with the same remaining maturities or discounted cash flow methods with current rates. For short-term debt, the book value approximates fair value because of the short maturities of these instruments.

Credit Facilities

At December 31, 2006, we and our majority-owned subsidiaries had $3.8 billion of contractually committed credit facilities with financial institutions, of which $2.6 billion were available for use. Of the lines available for use, 26% (or $700 million) are committed through June 30, 2010 and the remainder are committed for a shorter period of time. Of the $3.8 billion, about $1.1 billion constitute Ford Credit facilities ($700 million global and $400 million non-global) and $2.7 billion are FCE facilities ($2.6 billion global and $100 million non-global). Our global credit facilities may be used, at our option, by any of our direct or indirect majority-owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.

Additionally, at December 31, 2006, banks provided $18.9 billion of contractually committed liquidity facilities exclusively to support our two on-balance sheet asset-backed commercial paper

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 10.	DEBT AND CREDIT FACILITIES — Continued

programs; $18.6 billion supported our retail securitization program (“FCAR”) and $300 million supported our Motown Notessm wholesale securitization program (“Motown Notes”). Of the contractually committed liquidity facilities, 45% (or $8.6 billion) are committed through June 30, 2011. The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their outstanding balance. At December 31, 2006, $18.1 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. At December 31, 2006, the outstanding balances were $13.6 billion for the FCAR program and $3.0 billion for the Motown Notes program.

Committed Liquidity Programs

We have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions pursuant to which such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds of up to $29.1 billion ($16.9 billion retail and $12.2 billion wholesale). These committed liquidity programs have varying maturity dates, with $20.8 billion having an original term of 364 days, and the balance having maturities between 2008 and 2011. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs. At December 31, 2006, $9.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.

In addition, we have a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to it having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. Through December 31, 2006, we had utilized $2.8 billion. The program was increased from $4 billion to $6 billion as of January 1, 2007.

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

Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries and us. In accordance with our intercompany tax sharing agreement with Ford, the United States income tax liabilities or credits are allocated to us generally on a separate return basis. The Provision for income taxes for the years ended December 31 was estimated as follows:

	2006	2005	2004
	(in millions)

Current
United States federal	$2,822	$—	$—
Foreign	289	206	136
State and local	(21)	(24)	6

Total current	3,090	182	142
Deferred
United States federal	(2,412)	626	1,027
Foreign	(24)	161	157
State and local	16	90	45

Total deferred	(2,420)	877	1,229

Provision for income taxes	$670	$1,059	$1,371

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of income before income taxes, excluding equity in net income of affiliated companies, minority interest in net income of a joint venture, and discontinued operations, is shown below for the years ended December 31:

	2006	2005	2004

Statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
State and local income taxes	(0.2)	1.4	1.5
Investment income not subject to tax or subject to tax at reduced rates	(0.1)	(0.1)	(0.1)
Other	(0.4)	(0.1)	0.6

Effective tax rate	34.3%	36.2%	37.0%

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 11.	INCOME TAXES — Continued

measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows:

	2006	2005
	(in millions)

Deferred tax assets
Provision for credit losses	$1,681	$1,749
Net operating losses and foreign tax credits	992	1,095
Alternative minimum tax	301	310
Employee benefit plans	278	260
Other	426	324

Total deferred tax assets	3,678	3,738

Deferred tax liabilities
Leasing transactions	7,447	7,736
Finance receivables	824	2,839
Sales of receivables	714	1,214
Other	1,315	1,118

Total deferred tax liabilities	10,300	12,907

Net deferred income tax liability	$6,622	$9,169

We have an intercompany tax sharing agreement with Ford. Under this agreement, United States income tax liabilities or credits are allocated to us, generally on a separate return basis. In this regard, the deferred tax assets related to net operating losses, foreign tax credits, and alternative minimum tax represent amounts primarily due from Ford. Under our tax sharing agreement with Ford, we are generally paid for these assets at the earlier of our use on a separate return basis or their expiration.

During the fourth quarter, we agreed to settle with Ford certain federal net tax deficiencies related to the tax years ended 1995 to 2003. As a result, we have recorded a $2.5 billion payable to Ford and net deferred tax liabilities have declined by $2.5 billion.

NOTE 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate changes and foreign currency exchange rate fluctuations in the normal course of business. As part of our risk management strategy we use various derivatives, including interest rate swaps, cross currency swaps and forward contracts to mitigate our risk exposure to interest rates, currency exchange rates, and net investments in foreign operations. Our interest rate risk management objective is to maximize our economic value while limiting the effect of changes in interest rates. We achieve this objective by setting an established risk tolerance range and staying within the tolerance through our risk management process. We adhere to a strict risk management policy that is reviewed on a regular basis by our management. We do not engage in any speculative activities in the derivative markets.

The use of derivatives to manage market risk results in counterparty risk, the risk of a counterparty defaulting on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. We enter into master netting agreements with counterparties that usually allow for netting of certain exposures. Substantially all of our counterparty exposures are with counterparties that have long-term credit ratings of single-A or better. The aggregate fair value of derivative instruments in asset positions on December 31, 2006 is approximately $2 billion, and represents the maximum loss that would be recognized at December 31, 2006 if all counterparties failed to perform as contracted.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES — Continued

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

Interest Rate Risk

Re-pricing risk arises when assets and the related debt have different re-pricing periods and, consequently, respond differently to changes in interest rates. We use interest rate swaps in our interest rate risk management process to better match the repricing characteristics of our interest-sensitive assets and liabilities based on our established tolerances.

•	Interest rate swap — an agreement to convert fixed-rate interest payments to floating or floating-rate interest payments to fixed.

Net Investment in Foreign Operations

We use foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities.

Hedge Accounting Designations

We have elected to apply hedge accounting to certain derivatives. Derivatives that receive designated hedge accounting treatment are documented and the relationships are evaluated for effectiveness at the time they are designated as well as throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. For both of these, the mark to fair value is reported currently through earnings. Regardless of hedge accounting treatment, we only enter into transactions with a high correlation with the underlying risk.

Fair Value Hedges

We use certain derivatives to reduce the risk of changes in the fair value of liabilities. For example, we may issue an interest rate swap in which we receive a fixed rate of interest and pay a variable rate of interest to substantially offset the change in fair value of a fixed-rate borrowing. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value hedged item related to the risk being hedged along with the change in fair value of the related derivative in Other income. When we terminate an interest rate swap before maturity, the fair value adjustment to

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES — Continued

the hedged item continues to be reported as part of the basis of the item and is amortized over its remaining life.

We designate certain receive-fixed, pay-float interest rate swaps as hedges of existing fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate. For certain interest rate swaps we use the dollar-offset method to assess hedge effectiveness. Hedge ineffectiveness is the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item. Ineffectiveness is recorded directly in earnings. The notional balances for these highly effective interest rate swaps were $1 billion, $2 billion, and $13 billion at December 31, 2006, 2005 and 2004, respectively. Other interest rate swaps meet the specific criteria to assume no ineffectiveness in the hedge relationship. These interest rate swaps had notional balances of $0, $4 billion, and $5 billion at December 31, 2006, 2005 and 2004, respectively.

Cash Flow Hedges

We have used certain derivatives to reduce the risk of the variability of expected future cash flows. Variability may arise from changes in interest rates or foreign currency exchange rates. For example, if we borrowed at a variable interest rate and had fixed-rate assets, we may have entered into an interest rate swap to pay a fixed rate of interest to a counterparty who would have paid us a floating rate of interest. We applied regression analysis to assess the effectiveness of the hedge. Where the regression analysis showed there was a high correlation between the floating interest rate index of the derivative and the floating interest rate index of the hedged item, the hedge relationship was deemed to be highly effective.

We designated certain receive-float, pay-fixed interest rate swaps as hedges of existing floating rate debt. The risk being hedged was the risk of changes in the cash flows of the hedged item attributable to changes in the benchmark interest rate. We used the change in variable cash flows method to measure hedge ineffectiveness, which was the difference between the change in the fair value of the float leg of the swap and the change in fair value of the hedged item. Hedge ineffectiveness was recorded directly in earnings. We had notional balances of $0, $0, and $18 billion in receive-float, pay-fixed interest rates swaps classified as cash flow hedges at December 31, 2006, 2005 and 2004, respectively.

For derivatives designated as cash flow hedges, we recorded the changes in their fair value, net of the tax effect, in Accumulated other comprehensive income, a component of Stockholder’s equity.  We then reclassify these amounts into earnings in the same period(s) in which the hedged transaction affects earnings. We expect to reclassify gains of approximately $18 million ($12 million after tax) from Stockholder’s equity to Net income during the next twelve months.

Net Investment Hedges

We have used foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. We assessed effectiveness based upon a comparison of the hedge with the beginning balance of the net investment level hedged, with subsequent quarterly tests based upon changes in spot rates to determine the effective portion of the hedge. We had notional balances of $0, $0, and $2 billion in foreign currency forwards and foreign currency options classified as net investment hedges at December 31, 2006, 2005 and 2004, respectively. Changes in the value of these derivative

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES — Continued

instruments, excluding the ineffective portion of the hedge which was recorded in earnings, were included in Accumulated other comprehensive income as a foreign currency translation adjustment.

Derivatives not Designated as Hedging Instruments

We have elected not to apply hedge accounting to a majority of our derivatives. In addition, some of our derivatives do not qualify for hedge accounting. We report changes in the fair value of these derivatives through Other income. The earnings impact primarily relates to interest rate swaps, which are included in evaluating our overall risk management objective, and revaluation of foreign currency derivatives, which are offset by the revaluation of foreign denominated debt. The notional amount of derivatives not designated for hedge accounting was $158 billion, $144 billion and $126 billion at December 31, 2006, 2005 and 2004, respectively.

Income Statement Effect of Derivative Instruments

The following table summarizes the estimated pre-tax gain (loss) for each type of hedge designation discussed above, for the years ended December 31 (in millions):

				Income Statement
	2006	2005	2004	Classification

Fair value hedges
Ineffectiveness	$11	$(1)	$10	Other income
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	19	257	628	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (a)(b)	160	(350)	368	Other income
Cash flow hedges
Ineffectiveness	0	(8)	(8)	Other income
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	0	(45)	(431)	Interest expense
Net investment hedges
Ineffectiveness	0	(13)	(29)	Other income
Derivatives not designated as hedging instruments
Interest rate swaps	(179)	(231)	775	Other income
Foreign currency swaps and forward contracts (b)	(151)	(1,301)	322	Other income
Other	1	0	0	Other income

(a)	Amount represents the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates.

(b)	Gains/(losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in other income.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES — Continued

Balance Sheet Effect of Derivative Instruments

The following table summarizes the estimated fair value of our derivative financial instruments at December 31, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis:

	2006			2005
		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)

Fair value hedges	$1	$111	$1	$6	$314	$90
Derivatives not designated as hedging instruments (a)	158	2,334	936	144	2,438	795
Impact of netting agreements	—	(641)	(641)	—	(205)	(205)

Total derivative financial instruments	$159	$1,804	$296	$150	$2,547	$680

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

NOTE 13.	DISPOSITIONS AND OTHER ACTIONS

Dispositions

Consistent with our strategy to focus on our core business, we completed the disposition of the operations referenced below during 2004 through 2006. We reported these operations as discontinued for all periods shown.

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

Operating results of our discontinued operations for the years ended December 31 are as follows:

	2006	2005	2004
	(in millions)

Total financing margin and other revenue	$—	$118	$395
Income before income taxes	$—	$59	$138
Less: Provision for income taxes	—	22	57

Income from discontinued operations	$—	$37	$81

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 13.	DISPOSITIONS AND OTHER ACTIONS — Continued

Sales Branch Integration

In 2004, we announced a plan to create an integrated sales platform in the United States and Canada over the next two years. The plan included the consolidation of regional sales offices and an integration of branch locations. We recognized pre-tax charges of $56 million as of December 31, 2006, including $4 million, $41 million and $11 million in 2006, 2005 and 2004, respectively. The costs associated with the sales branch integration are primarily related to employee separations and facility lease breakages and were charged to Operating expenses. The integration was completed in 2006.

The table below summarizes the pre-tax charge incurred, the related liability at December 31, 2006 and the estimated total costs for the sales branch integration:

	2006	2005	2004
	(in millions)

Liability at the beginning of the year	$15	$10	$—
Accrued during the year	4	41	11
Paid during the year	(16)	(36)	(1)

Liability at the end of the year	$3	$15	$10

Business Restructuring

In 2006, FCE announced a plan to restructure its business in Germany that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover and Mazda vehicles. The plan includes the consolidation of branches into district offices; these actions are expected to reduce ongoing costs. We recognized pre-tax charges of $30 million in 2006. The costs associated with the business restructuring are primarily related to employee separations and were charged to Operating expenses. The restructuring will be completed in 2007.

The table below summarizes the pre-tax charges incurred, the related liability at December 31, 2006, and the estimated total costs for the business restructuring:

2006
(in millions)

Liability at December 31, 2005	$—
Accrued in 2006	30
Paid in 2006	—

Liability at December 31, 2006	$30

Estimated total costs	$30

Employee Separation Actions

In 2006, we announced plans to consolidate and centralize most of our originations and servicing operations in the United States to reduce costs, including salaried reductions, and improve process efficiencies. Most related salaried reductions are expected to be completed by the end of 2007 and will be achieved through attrition, early retirements, voluntary separations, and if necessary, involuntary separations. In 2006 and 2005, we announced various separation programs for North American and International salaried employees in connection with reorganization and efficiency actions. The cost of the salary voluntary employee separation actions are recorded at the time of the employees’ acceptance unless the acceptance needs explicit approval by Ford Credit. Conditional voluntary separations are accrued for when all the conditions are satisfied. Involuntary separation programs are accrued for when management has approved the program and the affected employees

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 13.	DISPOSITIONS AND OTHER ACTIONS — Continued

are identified. We recognized pre-tax charges of $9 million and $36 million in 2006 and 2005, respectively, as a result of these actions (excluding costs for retirement plan and postretirement health care and life insurance benefits).

Asset Impairment

During the fourth quarter of 2004, management approved a strategy to restructure certain unconsolidated investments in the Asia-Pacific region. As a result, income from continuing operations before income taxes included an asset impairment charge of $40 million.

NOTE 14.	RETIREMENT BENEFITS AND STOCK OPTIONS

We are a participating employer in certain retirement, postretirement health care and life insurance and stock option plans that are sponsored by Ford. As described below, Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2006, filed separately with the Securities and Exchange Commission (“SEC”).

Employee Retirement Plans

We are a participating employer in certain Ford-sponsored retirement plans and costs are allocated to us based on the total number of participating employees at Ford Credit. Benefits under the plans are generally based on an employee’s length of service, salary and contributions. The allocation amount can be impacted by key assumptions (for example, discount rate, expected return on plan assets and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations.

Retirement plan costs allocated to Ford Credit for our employees in the United States participating in the Ford-sponsored plans was $54 million, $29 million and $18 million in 2006, 2005 and 2004, respectively. The amount for 2006 included costs related to the employee separation actions described in Note 13. The allocated cost for 2006, which was charged to Operating expenses, was equivalent to approximately 12% of Ford’s total U.S. salaried retirement plan cost.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care benefits are provided under certain Ford plans, which provide benefits to retired salaried employees primarily in the United States. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

Postretirement health care and life insurance costs assigned to Ford Credit for our employees in the United States participating in the Ford-sponsored plans were $(21) million, $46 million and $35 million in 2006, 2005 and 2004, respectively. The amount for 2006 included costs related to the employee separation actions described in Note 13. The allocated cost for 2006, which was a reduction to Operating expenses, was equivalent to approximately 10% of Ford’s total U.S. salaried postretirement health care and life insurance benefits cost.

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

Employee stock option expense allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $5 million, $8 million and $8 million in 2006, 2005 and 2004, respectively. The allocated expense for 2006, which was charged to Operating expenses, was equivalent to approximately 6% of Ford’s total stock option expense.

NOTE 15.	TRANSACTIONS WITH AFFILIATED COMPANIES

Transactions with Ford and affiliated companies occur in the ordinary course of business. We have a profit maintenance agreement with Ford that requires Ford to maintain our consolidated Income from continuing operations before income taxes and Net income at specified minimum levels; no payments were made under this agreement during 2004 through 2006. In addition, we entered into an Amended and Restated Agreement with Ford dated December 12, 2006 relating to our set-off arrangements and long-standing business practices with Ford, a copy of which was included in our Form 8-K dated the same date.

Income Statement

The income statement effects for the years ended December 31 of transactions with affiliated companies were as follows (reductions to Income from continuing operations before income taxes are presented as negative amounts):

	2006	2005	2004
	(in millions)

Interest supplements and other support costs earned from Ford and affiliated companies (a)	$3,487	$3,259	$3,360
Earned insurance premiums ceded to a Ford-owned affiliate	(400)	(550)	(590)
Residual value support earned from Ford and affiliated companies (b)	410	374	184
Payments to Ford for marketing support, advice and services (c)	(396)	(285)	(191)
Loss and loss adjustment expenses recovered from a Ford-owned affiliate	197	279	329
Interest expense on debt with Ford and affiliated companies	(23)	(30)	(26)
Interest income earned on receivables with Ford-owned dealers (d)	6	14	18
Interest income earned on notes receivables from Ford and affiliated companies	26	8	11
Interest (paid)/earned under tax sharing agreement with Ford (e)	(137)	—	81
Retirement benefits (f)	33	75	53

(a)	We charge Ford for interest supplements and other support costs as they are earned; these payments are recorded in Financing revenue.

(b)	An agreement with Ford provides for payments to us for residual value support on certain vehicle contracts; payments received from Ford are primarily included in Depreciation on vehicles subject to operating leases.

(c)	We receive technical and administrative advice and services from Ford and its affiliates, occupy office space furnished by Ford and its affiliates, utilize data processing facilities maintained by Ford and share in the costs of Ford’s fixed marketing. These costs are charged to Operating expenses.

(d)	Certain entities are reported as consolidated subsidiaries of Ford; revenue from providing financing to these entities is included in Financing revenue.

(e)	Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on net contingent tax liabilities. Interest earned by us under this agreement is included in Other income. Interest paid to Ford under this agreement is included in Interest expense.

(f)	In the United States, we are a participating employer in certain retirement, postretirement health care and life insurance plans that are sponsored by Ford. Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Refer to Note 14 for additional information.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 15.	TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

Balance Sheet

The balance sheet effects at December 31 of transactions with affiliated companies were as follows:

	2006	2005
	(in millions)

Net finance receivables and operating leases
Receivables purchased from certain divisions and affiliates of Ford (a)	$3,904	$5,461
Finance receivables with Ford-owned entities (b)	1,888	1,603
Net investment in vehicles leased to Ford (c)	843	877
Other assets/(liabilities)
Notes and accounts receivables from Ford and affiliated companies	950	1,235
Accounts payables to Ford and affiliated companies (d)	(3,648)	(794)
Vehicles held for resale that were purchased from Ford and affiliated companies (e)	692	1,060
Income tax receivable from Ford (f)	827	770
Interest supplements due from Ford related to sold receivables (g)	316	444
Derivative (liability)/asset with Ford	(51)	7
Debt with Ford and affiliated companies	(177)	(178)

(a)	We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers, and the purchase of other receivables generated by Ford. These receivables are included in Net finance receivables and include the impact of consolidating our off-balance sheet wholesale securitization program in the fourth quarter of 2006. At December 31, 2006, approximately $690 million of these assets are subject to limited guarantees by Ford. In addition, at December 31, 2006, Ford guaranteed approximately $160 million of our finance receivables related to dealers.

(b)	Primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. These receivables are included in Net finance receivables.

(c)	We have entered into a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The investment in these vehicles is included in Net investment in operating leases and is guaranteed by Ford.

(d)	At December 31, 2006, includes $2.5 billion transferred from deferred taxes and $513 million for post-retirement health care and life insurance benefits due to Ford.

(e)	We purchase from Ford and affiliated companies certain used vehicles pursuant to its obligation to repurchase such vehicles from daily rental car companies; these vehicles are recorded in Other assets. We subsequently sell the used vehicles at auction; any gain or loss on these vehicles reverts to Ford.

(f)	We have an intercompany tax sharing agreement with Ford. Under this agreement, United States income tax liabilities or credits are allocated to us, generally on a separate return basis, and are included in Deferred income taxes. Refer to Note 11 for additional information.

(g)	We record an asset for interest supplements when certain receivables are sold in off-balance sheet securitizations and whole loan sale transactions. These non-finance receivables are reported in Other assets. In the United States and Canada, Ford is obligated to pay us approximately $4.6 billion of interest supplements (including supplements related to sold receivables) and approximately $900 million of residual value support over the terms of the related finance contracts.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 15.	TRANSACTIONS WITH AFFILIATED COMPANIES — Continued

Commitments and Contingencies

We provide various guarantees to third parties on behalf of Ford. At December 31, 2006, the value of these guarantees totaled approximately $444 million; Ford counter-guarantees approximately $103 million of these items. In addition, we provided guarantees to Ford on behalf of third parties totaling $96 million at December 31, 2006.

NOTE 16.	SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

We divide our business segments based on geographic regions: the North America Segment (includes operations in the United States and Canada) and the International Segment (includes operations in all other countries). We measure the performance of our segments primarily on an income from continuing operations before income taxes basis, after excluding the impact to earnings from hedge ineffectiveness, and other adjustments. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. The segments are presented on a managed basis (managed basis includes on-balance sheet receivables and securitized off-balance sheet receivables activity), and the effect of off-balance sheet securitizations is included in unallocated/eliminations.

Key operating data for our business segments for the years ended or at December 31 were as follows:

			Unallocated/Eliminations
	North		Unallocated	Effect of
	America	International	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
	(in millions)

2006
Revenue	$14,757	$3,447	$(448)	$(509)	$(957)	$17,247
Income
Income from continuing operations before income taxes	1,729	672	(448)	—	(448)	1,953
Provision for income taxes	591	235	(156)	—	(156)	670
Income from continuing operations	1,138	437	(292)	—	(292)	1,283
Other disclosures
Depreciation on vehicles subject to operating leases	4,876	313	—	—	—	5,189
Interest expense	6,626	1,795	—	(603)	(603)	7,818
Provision for credit losses	(25)	120	—	—	—	95
Finance receivables and net investment in operating leases	108,388	39,161	4	(12,209)	(12,205)	135,344
Total assets	134,937	43,610	4	(11,219)	(11,215)	167,332

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

			Unallocated/Eliminations
	North		Unallocated	Effect of
	America	International	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
	(in millions)

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION — Continued
2005
Revenue	$14,608	$3,848	$(912)	$(1,064)	$(1,976)	$16,480
Income
Income from continuing operations before income taxes	2,921	914	(912)	—	(912)	2,923
Provision for income taxes	1,059	320	(320)	—	(320)	1,059
Income from continuing operations	1,862	594	(593)	—	(593)	1,863
Other disclosures
Depreciation on vehicles subject to operating leases	3,969	461	—	—	—	4,430
Interest expense	5,899	1,793	—	(1,076)	(1,076)	6,616
Provision for credit losses	97	69	—	—	—	166
Finance receivables and net investment in operating leases	113,421	36,602	71	(18,005)	(17,934)	132,089
Total assets	138,094	40,682	71	(16,585)	(16,514)	162,262

2004
Revenue	$16,375	$3,840	$(507)	$(1,147)	$(1,654)	$18,561
Income
Income from continuing operations before income taxes	3,408	809	(507)	—	(507)	3,710
Provision for income taxes	1,267	283	(179)	—	(179)	1,371
Income from continuing operations	2,141	526	(330)	—	(330)	2,337
Other disclosures
Depreciation on vehicles subject to operating leases	4,427	482	—	—	—	4,909
Interest expense	5,821	1,766	—	(854)	(854)	6,733
Provision for credit losses	767	133	—	—	—	900
Finance receivables and net investment in operating leases	126,151	41,911	245	(35,571)	(35,326)	132,736
Total assets	152,116	46,935	245	(26,393)	(26,148)	172,903

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 16.	SEGMENT AND GEOGRAPHIC INFORMATION — Continued

Geographic Information

Total revenue, income from continuing operations before income taxes, income from continuing operations, finance receivables, and assets identifiable with operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31:

	2006	2005	2004
	(in millions)

Revenue
United States operations	$12,123	$11,126	$12,988
Canadian operations	2,203	1,783	1,520
European operations	2,283	2,526	2,679
Other foreign operations	638	1,045	1,374

Total revenue	$17,247	$16,480	$18,561

Income from continuing operations before income taxes
United States operations	$1,383	$1,842	$2,488
Canadian operations	161	194	210
European operations	447	573	575
Other foreign operations	(38)	314	437

Total income from continuing operations before income taxes	$1,953	$2,923	$3,710

Income from continuing operations
United States operations	$807	$1,074	$1,467
Canadian operations	93	124	129
European operations	393	423	447
Other foreign operations	(10)	242	294

Total income from continuing operations	$1,283	$1,863	$2,337

Finance receivables and net investment in operating leases
United States operations	$87,594	$87,073	$82,652
Canadian operations	10,992	11,475	10,352
European operations	28,780	25,076	29,316
Other foreign operations	7,978	8,465	10,416

Total finance receivables and net investment in operating leases	$135,344	$132,089	$132,736

Assets
United States operations	$113,462	$112,153	$116,748
Canadian operations	12,394	12,242	12,347
European operations	32,115	28,248	33,492
Other foreign operations	9,361	9,619	10,316

Total assets	$167,332	$162,262	$172,903

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial data by calendar quarter were as follows:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	(in millions)

2006
Total revenue	$3,922	$4,153	$4,705	$4,467	$17,247
Depreciation on vehicles subject to operating leases	1,181	1,264	1,374	1,370	5,189
Interest expense	1,793	1,907	2,022	2,096	7,818
Total financing margin and other revenue	948	982	1,309	1,001	4,240
Provision for credit losses	5	(7)	66	31	95
Income from continuing operations	248	304	452	279	1,283
Net income	248	304	452	279	1,283

2005
Total revenue	$3,922	$4,710	$3,829	$4,019	$16,480
Depreciation on vehicles subject to operating leases	1,077	1,095	1,125	1,133	4,430
Interest expense	1,673	1,586	1,625	1,732	6,616
Total financing margin and other revenue	1,172	2,029	1,079	1,154	5,434
Provision for credit losses	117	(111)	81	79	166
Income from continuing operations	316	983	259	305	1,863
Net income	353	987	259	305	1,904

NOTE 18.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2006, we had the following minimum rental commitments under non-cancelable operating leases (in millions): 2007 — $56; 2008 — $53; 2009 — $41; 2010 — $16; 2011 — $6; thereafter — $4. These amounts include rental commitments for certain land, buildings and equipment. Our rental expense was $71 million, $79 million and $93 million in 2006, 2005 and 2004, respectively.

Guarantees and Indemnifications

The fair values of guarantees and indemnifications issued during 2006 and 2005 are recorded in the financial statements and are not material. At December 31, 2006 and 2005, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates:  In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $623 million in 2006 and $697 million in 2005; approximately $103 million of these values were counter-guaranteed by Ford to us. No losses have been recorded for these guarantees.

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 18.	COMMITMENTS AND CONTINGENCIES — Continued

Indemnifications:  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as debt funding, derivatives, sale of receivables and the sale of businesses. These indemnifications might include claims against any of the following: intellectual property and privacy rights; governmental regulations and employment-related matters; dealer, supplier and other commercial contractual relationships; financial status; tax related issues; securities law; and environmental related issues. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2006. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.