Form 10-Q
period 2007-03-31
FORD MOTOR CREDIT CO LLC
filed 2007-05-09
CIK 38009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-6368
Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of organization)	(I.R.S. employer identification no.)
One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)
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
☐ Yes ☑ No
All of the limited liability company interests in the registrant (“Shares”) are held by an affiliate of the registrant. None of the Shares are publicly traded.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 33

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2007 and 2006
(in millions)

	First Quarter
	2007	2006
	(Unaudited)
Financing revenue
Operating leases	$1,495	$1,330
Retail	859	907
Interest supplements and other support costs earned from affiliated companies	1,067	776
Wholesale	540	599
Other	47	54

Total financing revenue	4,008	3,666
Depreciation on vehicles subject to operating leases	(1,475)	(1,181)
Interest expense	(2,149)	(1,793)

Net financing margin	384	692
Other revenue
Investment and other income related to sales of receivables	109	183
Insurance premiums earned, net	44	51
Other income, net	376	22

Total financing margin and other revenue	913	948
Expenses
Operating expenses	556	519
Provision for credit losses (Note 4)	46	5
Insurance expenses	17	42

Total expenses	619	566

Income from continuing operations before income taxes	294	382
Provision for income taxes	101	134

Income from continuing operations before minority interests	193	248
Minority interests in net income of subsidiaries	0	0

Net income	$193	$248

The accompanying notes are an integral part of the financial statements.
See Note 10 for information regarding our conversion to a limited liability company.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$10,560	$12,331
Marketable securities	5,677	10,161
Finance receivables, net (Note 2)	109,755	109,405
Net investment in operating leases (Note 3)	26,512	25,939
Retained interest in securitized assets	936	990
Notes and accounts receivable from affiliated companies	1,160	950
Derivative financial instruments (Note 9)	1,821	1,804
Other assets	5,223	5,752

Total assets	$161,644	$167,332

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,503	$1,509
Affiliated companies	2,669	3,648

Total accounts payable	4,172	5,157
Debt (Note 6)	134,905	139,740
Deferred income taxes	6,298	6,783
Derivative financial instruments (Note 9)	323	296
Other liabilities and deferred income	4,014	3,588

Total liabilities	149,712	155,564

Minority interests in net assets of subsidiaries	3	3

Stockholder’s equity
Capital stock, par value $100 a share, 250,000 shares authorized, issued and outstanding	25	25
Paid-in surplus (contributions by stockholder)	5,124	5,124
Accumulated other comprehensive income	847	825
Retained earnings (Note 8)	5,933	5,791

Total stockholder’s equity	11,929	11,765

Total liabilities and stockholder’s equity	$161,644	$167,332

The accompanying notes are an integral part of the financial statements.
See Note 10 for information regarding our conversion to a limited liability company.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2007 and 2006
(in millions)

	First Quarter
	2007	2006
	(Unaudited)
Cash flows from operating activities of continuing operations
Net income	$193	$248
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	46	5
Depreciation and amortization	1,678	1,168
Net gain on sales of finance receivables	(5)	(24)
Net change in deferred income taxes	(404)	(52)
Net change in other assets	311	104
Net change in other liabilities	(721)	(11)
All other operating activities	15	447

Net cash provided by operating activities	1,113	1,885

Cash flows from investing activities of continuing operations
Purchase of finance receivables (other than wholesale)	(8,886)	(9,231)
Collection of finance receivables (other than wholesale)	9,174	9,244
Purchase of operating lease vehicles	(3,890)	(4,502)
Liquidation of operating lease vehicles	1,875	1,875
Net change in wholesale receivables	(973)	(608)
Net change in retained interest in securitized assets	94	135
Net change in notes receivable from affiliated companies	(86)	82
Proceeds from sales of receivables and retained interests	697	2,540
Purchases of marketable securities	(1,749)	(4,996)
Proceeds from sales and maturities of marketable securities	6,305	3,230
Net change in derivatives	29	(82)
All other investing activities	(3)	(18)

Net cash provided by/(used in) investing activities	2,587	(2,331)

Cash flows from financing activities of continuing operations
Proceeds from issuance of long-term debt	4,030	9,919
Principal payments on long-term debt	(9,709)	(14,174)
Change in short-term debt, net	347	1,028
Cash dividends paid	—	(250)
All other financing activities	(30)	(1)

Net cash used in financing activities	(5,362)	(3,478)

Effect of exchange rate changes on cash and cash equivalents	(109)	75

Net change in cash and cash equivalents	(1,771)	(3,849)

Cash and cash equivalents, beginning of period	12,331	14,798

Cash and cash equivalents, end of period	$10,560	$10,949

The accompanying notes are an integral part of the financial statements.
See Note 10 for information regarding our conversion to a limited liability company.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1. ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial conditions for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated variable interest entities (“VIEs”) in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”). Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).
Receivable Classification
Receivables are accounted for as held-for-investment (“HFI”) if management has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. Receivables that are classified as HFI are recorded at cost. The determination of intent and ability for the foreseeable future at origination is highly judgmental and requires management to make good faith estimates based on all information available at the time. Once a decision has been made to sell specific receivables not previously classified as held-for-sale (“HFS”), such receivables are transferred into the HFS classification and carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance offset to income. We use internally developed quantitative methods to determine fair value that incorporate appropriate funding pricing and enhancement requirements, as well as estimates concerning credit losses and prepayments.
Regardless of receivable classification, retained interests related to sold receivables are classified and accounted for as available-for-sale securities. The initial receipt of retained interests represents a non-cash transfer and subsequent cash flows related to repayment of the retained interests is recorded as an investing activity.
We classify receivables on a receivable-by-receivable basis. Specific receivables included in off-balance sheet securitizations or whole-loan sale transactions are generally not identified until the month in which the sale occurs. Each quarter we make a determination of whether it is probable that receivables originated during the quarter will be held for the foreseeable future based on historical receivable sale experience, internal forecasts and budgets, as well as other relevant, reliable information available through the date of evaluation. For purposes of this determination, we define probable to mean at least 70% likely and, consistent with our budgeting and forecasting period, we define foreseeable future to mean 12 months. We also consider off-balance sheet funding channels in connection with our quarterly receivable classification determination.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1. ACCOUNTING POLICIES – Continued
Held-For-Investment
Finance receivables originated during the quarter for which we determine that it is probable we will hold for the following twelve months are classified as HFI and carried at amortized cost. Beginning in November 2005, all wholesale receivables are classified as HFI at origination. Prior to November 2005, certain wholesale receivables were originally classified as HFS because we had committed to sell these receivables to an off-balance sheet trust. All retail receivables are classified as HFI at origination during all periods presented. Cash flows resulting from the purchase of these receivables that are originally classified as HFI are recorded as an investing activity. Once a decision has been made to sell specifically identified receivables that were originally classified as HFI and the receivables are sold in the same reporting period, the receivables are reclassified as HFS and simultaneously removed from the balance sheet. The fair value adjustment is incorporated and recognized in the net gain on sale of receivables component in the Investment and other income related to the sales of receivables line in the income statement. If the receivables have been selected for an off-balance sheet transaction that has not occurred at the end of the reporting period, the receivables are reclassified as HFS and a valuation adjustment is recorded in Other income to recognize the receivables at the lower of cost or fair value. Cash flows resulting from the sale of the receivables that were originally classified as HFI are recorded as an investing activity since GAAP requires the statement of cash flow presentation to be based on the original classification of the receivables. See Proceeds from sales of receivables and retained interests in Note 7 to the financial statements in our 2006 10-K Report for details on the proceeds from the sale of receivables that were originally classified as HFI.
Held-For-Sale
Finance receivables originated during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the purchase of these receivables are recorded as an operating activity. The valuation adjustment, if applicable, is recorded in Other income to recognize the receivables at the lower of cost or fair value. Once specifically identified receivables that were originally classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain on sale. Cash flows resulting from the sale of the receivables that were originally classified as HFS are recorded as an operating activity. As a result of our accounting for any retained interest related to sold receivables as available-for-sale securities, there will be a net operating cash outflow impact for these receivables since the cash flows related to the retained interest will be classified as investing cash inflows.
Cash for On-Balance Sheet Securitizations
The cash balances to be used only to support on-balance sheet securitizations were $4.5 billion and $3.7 billion at March 31, 2007 and December 31, 2006, respectively. These balances are generally held by VIEs of which we are the primary beneficiary.
Other Income
Other income consists primarily of investment income and gains/losses related to the impact from non-designated derivatives. Investment income, which includes primarily income related to cash, cash equivalents and marketable securities, was $287 million and $172 million in the first quarter of 2007 and 2006, respectively. Additional financial information regarding derivatives is shown in Derivative Financial Instruments and Hedging Activities, Note 9.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FINANCE RECEIVABLES
Net finance receivables at March 31, 2007 and December 31, 2006 were as follows (in millions):

	March 31,	December 31,
	2007	2006
	(Unaudited)
Retail	$70,665	$71,347
Wholesale	36,303	35,227
Other	3,705	3,815

Total finance receivables, net of unearned income (a)(b)	110,673	110,389
Less: Allowance for credit losses	(918)	(984)

Finance receivables, net	$109,755	$109,405

(a)	At March 31, 2007 and December 31, 2006, includes $1.8 billion and $1.9 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At March 31, 2007 and December 31, 2006, includes finance receivables of $56.6 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
NOTE 3. NET INVESTMENT IN OPERATING LEASES
Net investment in operating leases at March 31, 2007 and December 31, 2006 were as follows (in millions):

	March 31,	December 31,
	2007	2006
	(Unaudited)
Vehicles, at cost, including initial direct costs	$33,978	$33,012
Less: Accumulated depreciation	(7,340)	(6,947)
Less: Allowance for credit losses	(126)	(126)

Net investment in operating leases (a)	$26,512	$25,939

(a)	At March 31, 2007 and December 31, 2006, includes net investment in operating leases of $13.9 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended March 31 (in millions):

	First Quarter
	2007	2006
	(Unaudited)
Balance, beginning of period	$1,110	$1,586
Provision for credit losses	46	5
Deductions
Charge-offs before recoveries	227	228
Recoveries	(120)	(117)

Net charge-offs	107	111
Other changes, principally amounts related to finance receivables sold and translation adjustments	5	32

Net deductions	112	143

Balance, end of period	$1,044	$1,448

NOTE 5. VARIABLE INTEREST ENTITIES
We consolidate VIEs in which we are the primary beneficiary in the entity. We use special purpose entities (“SPEs”) that are considered VIEs for most of our on-balance sheet securitizations. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Consolidated VIE assets of $68.8 billion and $69.5 billion are included in our balance sheet at March 31, 2007 and December 31, 2006, respectively. These consolidated VIE assets include $4.4 billion and $3.7 billion of cash and cash equivalents and $64.4 billion and $65.8 billion of receivables and beneficial interests in net investment in operating leases at March 31, 2007 and December 31, 2006, respectively.
We have investments in certain joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure ($188 million and $182 million at March 31, 2007 and December 31, 2006, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.
In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. The outstanding balance of finance receivables that have been sold by us to these SPEs of the sponsored banks was approximately $5.2 billion at March 31, 2007 and December 31, 2006.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. DEBT
At March 31, 2007 and December 31, 2006, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		March 31,	December 31,
	2007	2006	2007	2006	2007	2006
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	5.3%	5.5%			$17,156	$16,480
Other asset-backed short-term debt (c)	6.4%	5.7%			1,018	1,197
Ford Interest Advantage (d)	5.9%	6.1%			5,684	5,611
Unsecured commercial paper	6.2%	5.9%			513	400
Other short-term debt (e)	6.7%	5.8%			1,956	2,142

Total short-term debt	5.6%	5.6%	5.8%	5.8%	26,327	25,830

Long-term debt
Senior indebtedness
Notes payable within one year					16,730	17,256
Notes payable after one year (f)					52,266	54,874
Unamortized discount					(98)	(103)
Asset-backed debt (c)
Notes payable within one year					16,001	17,330
Notes payable after one year					23,679	24,553

Total long-term debt (g)	6.2%	6.1%	6.0%	5.9%	108,578	113,910

Total debt	6.1%	6.0%	6.0%	5.9%	$134,905	$139,740

(a)	First quarter 2007 and fourth quarter 2006 average contractual rates exclude the effects of interest rate swap agreements and facility fees.

(b)	First quarter 2007 and fourth quarter 2006 weighted-average rates include the effects of interest rate swap agreements and facility fees.

(c)	Obligations issued or arising in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $46 million and $27 million with affiliated companies at March 31, 2007 and December 31, 2006, respectively.

(f)	Includes $154 million and $150 million with affiliated companies at March 31, 2007 and December 31, 2006, respectively.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflects the rates for both notes payable within one year and notes payable after one year.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. INCOME TAXES
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and thus requires increased disclosures.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $51 million decrease to our retained earnings. The amount of unrecognized tax benefits at January 1, 2007 is $363 million, of which $107 million would affect our effective tax rate, if recognized.
We join in the filing of Ford’s U.S. federal consolidated income tax return. We have settled our U.S. federal income tax deficiencies related to tax years prior to 2004 in accordance with our intercompany tax sharing agreement with Ford. The consolidated return is currently under examination for the 2004 and 2005 tax years.
Examinations by tax authorities have been completed through 1999 in Germany, 2000 in Canada, and 2003 in the United Kingdom.
Effective with the adoption of FIN 48, we have elected to recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford and income tax related penalties in the Provision for income taxes. As of January 1, 2007, we had recorded a liability of approximately $7.5 million for the payment of interest.
It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect any change to have a significant impact on our operations or financial position.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. RETAINED EARNINGS AND COMPREHENSIVE INCOME
Retained Earnings
The following table summarizes earnings retained for use in the business for the periods ended March 31 (in millions):

	First Quarter
	2007	2006
	(Unaudited)
Retained earnings, beginning balance	$5,791	$5,871
Adjustment for adoption of FIN 48	(51)	—
Net income	193	248
Dividends	—	(250)

Retained earnings, ending balance	$5,933	$5,869

Comprehensive Income
The following table summarizes comprehensive income for the periods ended March 31 (in millions):

	First Quarter
	2007	2006
	(Unaudited)
Net income	$193	$248
Other comprehensive income	22	52

Total comprehensive income	$215	$300

Comprehensive income includes foreign currency translation adjustments, unrealized gains and losses on marketable securities, unrealized gains and losses on certain derivative instruments, and unrealized gains and losses on retained interests in securitized assets (unrealized amounts are net of related tax effects).

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to interest rate changes and foreign currency exchange rate fluctuations in the normal course of business. As part of our risk management strategy we use various derivatives, including interest rate swaps, cross currency swaps and forward contracts to mitigate our risk exposure to interest rates and currency exchange rates. In 2007, we have elected not to apply hedge accounting to these derivatives. Refer to our 2006 10-K Report for a more detailed description of our derivative financial instruments and hedge accounting designations.
Income Statement Effect of Derivative Instruments
The following table summarizes the estimated pre-tax gains / (losses) for each type of hedge designation (in millions):

	First Quarter		Income Statement
	2007	2006	Classification
	(Unaudited)
Fair value hedges
Ineffectiveness	$—	$8	Other income
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	8	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (a)(b)	—	24	Other income
Derivatives not designated as hedging instruments
Interest rate swaps	33	(259)	Other income
Foreign currency swaps and forward contracts (a)	(7)	76	Other income
Other	0	—	Other income

(a)	These gains/(losses) were related to foreign currency derivatives and were substantially offset by net revaluation impacts on foreign denominated debt, which were recorded to the same income statement line item as the hedge gains/(losses).

(b)	Represents the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates.
Balance Sheet Effect of Derivative Instruments
The following table summarizes the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis:

	March 31, 2007			December 31, 2006
		(Unaudited)
		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)
Fair value hedges	$—	$—	$—	$1	$111	$1
Derivatives not designated as hedging instruments (a)	161	2,368	870	158	2,334	936
Impact of netting agreements	—	(547)	(547)	—	(641)	(641)

Total derivative financial instruments	$161	$1,821	$323	$159	$1,804	$296

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. OTHER ACTIONS
Business Restructuring
There were no changes to the accrual related to our restructuring plan in Germany during the first quarter of 2007. Refer to our 2006 10-K Report for a more detailed description of our business restructuring.
Employee Separation Actions
In the first quarter of 2007, we recognized pre-tax charges of $43 million for employee separation actions (excluding costs for retirement plan and postretirement health care and life insurance benefits) announced in 2006 in the United States and in the first quarter of 2007 in Canada. In addition, in the first quarter of 2007, we incurred charges of $71 million for retirement plan and postretirement health care and life insurance benefits related to these actions. Refer to our 2006 10-K Report for a more detailed description of our employee separation actions.
Conversion to Limited Liability Company
Effective May 1, 2007, Ford Motor Credit Company converted its form of organization from a Delaware corporation to a Delaware limited liability company (“LLC”) and changed its name to “Ford Motor Credit Company LLC”.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. SEGMENT INFORMATION
We divide our business segments based on geographic regions: the North America Segment (includes operations in the United States and Canada) and the International Segment (includes operations in all other countries). We measure the performance of our segments primarily on an income from continuing operations before income taxes basis, after excluding the impact of gains and losses related to market valuation adjustments from non-designated derivatives. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. The segments are presented on a managed basis (managed basis includes on-balance sheet receivables and securitized off-balance sheet receivables activity), and the effect of off-balance sheet securitizations is included in unallocated/eliminations.
Key operating data for our operating segments for the periods ended March 31 were as follows (in millions):

			Unallocated/Eliminations
	North	Inter-	Unallocated	Effect of
	America	national	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
			(Unaudited)
First Quarter 2007
Revenue (a)	$3,751	$944	$(37)	$(121)	$(158)	$4,537
Income
Income from continuing operations before income taxes	172	159	(37)	—	(37)	294
Provision for income taxes	58	56	(13)	—	(13)	101
Income from continuing operations	114	103	(24)	—	(24)	193
Other disclosures
Depreciation on vehicles subject to operating leases	1,399	76	—	—	—	1,475
Interest expense	1,736	533	—	(120)	(120)	2,149
Provision for credit losses	22	24	—	—	—	46
Finance receivables and net investment in operating leases	107,664	39,710	3	(11,110)	(11,107)	136,267
Total assets	127,297	44,518	3	(10,174)	(10,171)	161,644

First Quarter 2006
Revenue (a)	$3,576	$847	$(354)	$(147)	$(501)	$3,922
Income
Income from continuing operations before income taxes	532	204	(354)	—	(354)	382
Provision for income taxes	186	72	(124)	—	(124)	134
Income from continuing operations	346	132	(230)	—	(230)	248
Other disclosures
Depreciation on vehicles subject to operating leases	1,108	73	—	—	—	1,181
Interest expense	1,537	432	—	(176)	(176)	1,793
Provision for credit losses	(18)	23	—	—	—	5
Finance receivables and net investment in operating leases	111,692	36,910	40	(16,907)	(16,867)	131,735
Total assets	134,400	40,294	40	(15,508)	(15,468)	159,226

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. GUARANTEES AND INDEMNIFICATIONS
The fair values of guarantees and indemnifications issued during 2007 are recorded in the financial statements and are not material.
At March 31, 2007, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated affiliates and third parties: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford and joint ventures, and certain third parties. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $602 million; of this amount, $128 million was counter-guaranteed by Ford to us. No losses have been recorded for these guarantees.
Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the first quarter of 2007, there were no significant changes to our indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
First Quarter 2007 Compared with First Quarter 2006
In the first quarter of 2007, net income was $193 million, down $55 million compared with a year ago. On a pre-tax basis from continuing operations, we earned $294 million in the first quarter of 2007, down $88 million compared with a year ago. The decrease in earnings primarily reflected higher borrowing costs, higher depreciation expense for leased vehicles and costs associated with our North American business transformation initiative. These were partially offset by the non-recurrence of losses related to market valuation adjustments from non-designated derivatives and reductions in other operating costs. Results of our operations by business segment for the first quarter of 2007 and 2006 are shown below:

	First Quarter
			2007 Over/(Under)
	2007	2006	2006
	(in millions)
Income from continuing operations before income taxes
North America segment	$172	$532	$(360)
International segment	159	204	(45)
Unallocated risk management	(37)	(354)	317

Income from continuing operations before income taxes	294	382	(88)
Provision for income taxes and minority interests	(101)	(134)	33

Total net income	$193	$248	$(55)

The decrease in North America segment earnings primarily reflected higher borrowing cost, higher depreciation expense for leased vehicles and the costs associated with our business transformation initiative. These were partially offset by reductions in other operating costs.
The decrease in International segment income primarily reflected higher borrowing costs partially offset by favorable exchange and lower operating costs.
The change in unallocated risk management income reflected the non-recurrence of losses related to market valuation adjustments from non-designated derivatives. For additional information on our unallocated risk management business segment, see Note 11 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	First Quarter
	2007	2006
	(in thousands)
North America segment
United States	305	398
Canada	35	35

Total North America segment	340	433

International segment
Europe	185	185
Other international	59	65

Total International segment	244	250

Total contract placement volume	584	683

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	First Quarter
	2007	2006
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	36%	43%
Wholesale	79	81
Europe
Financing share — Ford
Retail installment and lease	25%	25%
Wholesale	96	96
North America Segment. In the first quarter of 2007, our total contract placement volumes were 340,000, down 93,000 contracts from a year ago. The decrease in contract placement volumes primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, lower used vehicle contract volumes and changes in the types of Ford sponsored marketing programs offered through us.
International Segment. In the first quarter of 2007, our total contract placement volumes were 244,000, down 6,000 contracts from a year ago. This decrease primarily reflected lower volumes in Latin America and Asia Pacific.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	March 31,	December 31,
	2007	2006
	(in billions)
Receivables

On-Balance Sheet
Finance receivables
Retail installment	$69.9	$70.4
Wholesale	36.2	35.2
Other	3.7	3.8

Total finance receivables, net	109.8	109.4
Net investment in operating leases	26.5	25.9

Total on-balance sheet*	$136.3	$135.3

Memo: Allowance for credit losses included above	$1.0	$1.1

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$11.1	$12.2
Wholesale	—	—
Other	—	—

Total finance receivables	11.1	12.2
Net investment in operating leases	—	—

Total securitized off-balance sheet	$11.1	$12.2

Managed
Finance receivables
Retail installment	$81.0	$82.6
Wholesale	36.2	35.2
Other	3.7	3.8

Total finance receivables, net	120.9	121.6
Net investment in operating leases	26.5	25.9

Total managed	$147.4	$147.5

Serviced	$149.0	$149.5

*	At March 31, 2007 and December 31, 2006, includes finance receivables of $56.6 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at March 31, 2007 and December 31, 2006, includes net investment in operating leases of $13.9 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

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
Credit Loss Metrics
Worldwide
The following table shows worldwide credit losses net of recoveries (“charge-offs”) for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, are shown below for our on-balance sheet and managed portfolios.

	First Quarter
	2007	2006
	(in millions)
Charge-offs

On-Balance Sheet
Retail installment and lease	$102	$111
Wholesale	4	0
Other	1	—

Total on-balance sheet	$107	$111

Reacquired Receivables (retail)*	$0	$2

Securitized Off-Balance Sheet
Retail installment and lease	$18	$23
Wholesale	—	—
Other	—	—

Total securitized off-balance sheet	$18	$23

Managed
Retail installment and lease	$120	$136
Wholesale	4	0
Other	1	—

Total managed	$125	$136

Loss-to-Receivables Ratios

On-Balance Sheet
Retail installment and lease	0.43%	0.51%
Wholesale	0.04	0.00
Total including other	0.32%	0.34%

Managed
Retail installment and lease	0.45%	0.52%
Wholesale	0.04	0.00
Total including other	0.34%	0.37%

*	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR Owner Trust retail securitization program (“FCAR”) in the second quarter of 2003.
Charge-offs and loss-to-receivables ratios for our on-balance sheet, securitized off-balance sheet and managed portfolios declined from a year ago. These improvements resulted from a higher quality retail installment and lease portfolio and enhancements to our collection practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and lease portfolio. This portfolio was approximately 60% of our managed portfolio of retail installment receivables and net investment in operating leases at March 31, 2007. Trends and causal factors are consistent with the worldwide results described in the preceding section, with repossessions down 4,000 units. Severity was higher by $700 per unit, reflecting lower auction values and an increase in amount financed.

	First Quarter
	2007	2006
On-Balance Sheet
Charge-offs (in millions)	$69	$71
Loss-to-receivables ratios	0.49%	0.56%

Managed
Charge-offs (in millions)	$81	$90
Loss-to-receivables ratios	0.50%	0.57%

Other Metrics — Serviced
Repossessions (in thousands)	19	23
Repossession ratios (a)	1.87%	2.09%
Average loss per repossession	$6,600	$5,900
New bankruptcy filings (in thousands)	6	4
Over-60 day delinquency ratio (b)	0.16%	0.14%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
Allowance for Credit Losses
Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (net finance receivables and net investment in operating leases) for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in ‘‘Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 to Part II of our 2006 10-K Report.

	March 31,	December 31,
	2007	2006
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$961	$1,027
Wholesale	77	76
Other	6	7

Total allowance for credit losses	$1,044	$1,110

As a Percentage of End-of-Period Receivables
Retail installment and lease	0.99%	1.05%
Wholesale	0.21	0.22
Total including other	0.76%	0.81%
Our allowance for credit losses decreased $66 million from year-end 2006, primarily reflecting improvements in charge-off trends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Residual Risk
We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We have increased depreciation expense for sport utility vehicles and trucks subject to operating leases in our portfolio, reflecting lower expected auction values and an increase in the percentage of vehicles returned to us at lease termination. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 to Part II of our 2006 10-K Report.
Retail Operating Lease Experience
We use various statistics to monitor our residual risk:
•	Placement volume measures the number of leases we purchase in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and

•	Return volume reflects the number of vehicles returned to us by customers at lease end.
The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for about 97 percent of our total investment in operating leases at March 31, 2007:

	First Quarter
	2007	2006
	(in thousands)
Placements	110	128
Terminations	91	85
Returns	72	60
In the first quarter of 2007, placement volumes were down 18,000 units compared with the same period a year ago, consistent with an overall decline in contract volume. Return volumes increased 12,000 units compared with a year ago, reflecting higher return rates and higher terminations.

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
There were no changes in the first quarter to the ratings assigned to us. The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings and the outlook presently assigned to us:

DBRS			Fitch			Moody’s			S&P
Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term*	Term	Outlook
B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative

*	In July 2006, S&P assigned FCE Bank plc (“FCE”) a long-term rating of BB-, a one notch positive differential versus Ford Credit. This differential remains, with FCE’s present long-term rating at B+.
Funding
Our funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing us to meet our short-term funding obligations. As a result of lower credit ratings over the past few years, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market, we have increased our use of securitization funding as it is presently more cost effective than unsecured funding and allows us access to a broad investor base. We plan to meet a significant portion of our 2007 funding requirements through securitizations and will continue to expand and diversify our asset-backed funding by asset class and region. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnerships with various financial institutions in Europe for full service leasing). We are continuing to pursue such alternative business arrangements. Over time, we may need to reduce further the amount of receivables and operating leases we purchase or originate. A significant reduction in our managed receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	March 31,	December 31,
	2007	2006
	(in billions)
Debt
Asset-backed commercial paper*	$17.2	$16.5
Other asset-backed short term debt*	1.0	1.2
Ford Interest Advantage	5.7	5.6
Unsecured commercial paper	0.5	0.4
Other short-term debt	1.9	2.1

Total short-term debt	26.3	25.8
Unsecured long-term debt (including notes payable within one year)	68.9	72.0
Asset-backed long-term debt (including notes payable within one year)*	39.7	41.9

Total debt	134.9	139.7

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	11.1	12.2
Retained interest	(0.9)	(1.0)

Total securitized off-balance sheet funding	10.2	11.2

Total debt plus securitized off-balance sheet funding	$145.1	$150.9

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%
Securitized funding to managed receivables	46	48
Short-term debt and notes payable within one year to total debt	44	43
Short-term debt and notes payable within one year to total capitalization	40	40

*	Obligations issued or arising in securitizations that are payable out of collections on the underlying securitized assets and related enhancements.
At March 31, 2007, unsecured long-term debt (including notes payable within one year) was down $3.1 billion from year-end 2006, reflecting primarily about $6 billion of debt maturities partially offset by about $3 billion of public unsecured long-term issuance. Asset-backed long-term debt (including notes payable within one year) was down $2.2 billion from year-end 2006, reflecting asset-backed amortization in excess of asset-backed long-term issuance. Securitized off-balance sheet funding was down $1.0 billion from year-end 2006, primarily reflecting the amortization of previous securitizations.
Term Funding Plan
Through March 31, 2007, we completed about $3 billion of public term funding transactions. We expect our full year 2007 public term funding to be between $10 billion and $17 billion.
Through March 31 2007, we completed about $2 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets. In addition, we completed about $4 billion of private term funding transactions in Europe and Canada in the month of April. These $6 billion of transactions included lease, retail and wholesale securitizations and unsecured term debt executed in private transactions. We expect our full year 2007 private term funding transactions to be between $22 billion and $30 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity
We define liquidity as cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, asset-backed commercial paper programs and credit facilities) less asset-backed capacity in excess of eligible assets and cash required to support on-balance sheet securitizations. We maintain multiple sources of liquidity to meet our short-term funding obligations.

	March 31,	December 31,
	2007	2006
	(in billions)
Liquidity
Cash, cash equivalents and marketable securities (a)	$15.6	$21.8
Committed liquidity programs	36.0	35.1	(b)
Asset-backed commercial paper (FCAR) (c)	18.2	18.6
Asset-backed commercial paper (Motown NotesSM) (c)	6.0	6.0
Credit facilities	3.3	3.8

Capacity and cash	79.1	85.3	(b)
Less: Capacity in excess of eligible receivables	(14.3)	(15.2)
Less: Cash to support on-balance sheet securitizations	(4.5)	(3.7)

Liquidity	$60.3	$66.4	(b)

(a)	Excluding marketable securities related to insurance activities.

(b)	As of January 1, 2007.

(c)	Supported by a bank liquidity facility equal to at least 100% of the principal amount of FCAR and 5% of the principal amount of Motown NotesSM.
At March 31, 2007, our capacity and cash was $79.1 billion. Of this amount, we could utilize $60.3 billion (based on the availability of eligible assets and the level of cash required to support on-balance sheet securitizations) of which about $33 billion was utilized as of March 31, 2007.
Cash, Cash Equivalents and Marketable Securities. At March 31, 2007, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $15.6 billion, compared with $21.8 billion at year-end 2006. We ended 2006 with a high level of cash as a result of favorable funding opportunities late last year which pre-funded some of our 2007 first quarter maturities. We have used this liquidity to pay down large debt maturities in the first quarter of this year. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) primarily include short-term U.S. Treasury bills, federal agency discount notes, highly rated commercial paper, and bank time deposits with investment grade institutions. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash balances include amounts to be used only to support our on-balance sheet securitizations of approximately $4.5 billion and $3.7 billion at March 31, 2007 and December 31, 2006, respectively.
Committed Liquidity Programs. We have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions pursuant to which such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds of up to $30 billion ($16.9 billion retail and $13.1 billion wholesale). These committed liquidity programs have varying maturity dates, with $20.1 billion having maturities within the next twelve months, and the balance having maturities between 2008 and 2011. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs. At March 31, 2007, $11 billion of these commitments were in use. These programs are extremely liquid funding sources as we are able to obtain funding generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition, we have a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. At March 31, 2007, we had $3.3 billion of outstanding funding in this program.
Credit Facilities
Our credit facilities were as follows on the dates indicated:

	March 31,	December 31,
	2007	2006
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.6	$1.1
FCE bank lines	2.7	2.7

Subtotal credit facilities	3.3	3.8
Asset-backed commercial paper lines	18.5	18.9

Total facilities	21.8	22.7
Utilized amounts	(1.1)	(1.2)

Total credit facilities	$20.7	$21.5

At March 31, 2007, we and our subsidiaries, including FCE, had $3.3 billion of contractually committed unsecured credit facilities with financial institutions, of which $2.2 billion were available for use. Of the lines available for use, 29% (or about $700 million) are committed through June 30, 2010, and the remainder are committed for a shorter period of time. Of the $3.3 billion, about $600 million constitute Ford Credit bank lines (about $300 million global and about $300 million non-global) and $2.7 billion are FCE bank lines ($2.6 billion global and about $100 million non-global). The Ford Credit global credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. Similarly, the FCE global credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.
In addition, at March 31, 2007, banks provided $18.5 billion of contractually committed liquidity facilities exclusively to support our two on-balance sheet asset-backed commercial paper programs; $18.2 billion supported our FCAR program and $300 million supported our Motown NotesSM wholesale securitization program (“Motown Notes”). Of the contractually committed liquidity facilities, 47% (or $8.6 billion) are committed through June 30, 2011. Utilization of each of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. The FCAR program must be supported by liquidity facilities equal to at least 100% of its oustanding balance. The FCAR program bank liquidity facilities are available to support the issuance of FCAR’s asset-backed commercial paper or subordinated debt, and these facilities may also be accessed directly to fund the purchase by FCAR of our asset-backed securities. At March 31, 2007, $17.9 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper or subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining $300 million of available bank liquidity facilities could be similarly utilized if FCAR issued additional subordinated debt. The Motown Notes program must be supported by liquidity facilities equal to at least 5% of its outstanding balance. The Motown Notes program bank liquidity facilities are available to support the issuance of Motown Notes, but these facilities cannot be accessed directly to fund the purchase of our wholesale receivables. Our ability to issue Motown Notes is subject to investor demand. At March 31, 2007, the outstanding balances were $14.3 billion for the FCAR program and $3.0 billion for the Motown Notes program.
Liquidity Risks
Refer to the “Liquidity” section of Item 7 to Part II of our 2006 10-K Report for a list of factors that could affect our liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Off-Balance Sheet Arrangements
The following table illustrates our worldwide activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	First Quarter
	2007	2006
	(in billions)
North America segment
Public retail	$—	$—
Retail conduit	0.7	1.0
Motown Notes program	—	—
Public wholesale	—	—
Canada and other	—	—

Total North America segment	0.7	1.0
International segment
Europe
Public retail	—	0.1
Retail conduit	—	—

Total Europe	—	0.1
Asia-Pacific	—	—
Latin America	—	0.4

Total International segment	—	0.5

Net proceeds	0.7	1.5
Whole-loan sales	—	1.0

Total net proceeds	$0.7	$2.5

At March 31, 2007, total net proceeds from off-balance sheet securitizations were about $700 million, down $1.8 billion compared with a year ago. The decrease in net proceeds reflected lower utilization of off-balance sheet securitizations and whole-loan sales transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The Effect of Off-Balance Sheet Receivables Sales Activity on Financial Reporting
The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	First Quarter
	2007	2006
	(in millions)
Servicing fees	$38	$58
Interest income on retained interests	9	8
Net gain on sales of receivables	5	24
Income on residual interest and other	57	93

Investment and other income related to sales of receivables	109	183
Less: Whole-loan income	(12)	(3)

Income related to off-balance sheet securitizations	$97	$180

Memo:
Finance receivables sold (in billions)	$0.8	$2.7
Servicing portfolio as of period-end (in billions)	12.7	20.5
Pre-tax gain per dollar of retail receivables sold	0.6%	0.9%
In the first quarter of 2007, income related to off-balance sheet securitizations declined $83 million compared with a year ago. The decline primarily reflected amortization of the off-balance sheet securitization portfolio.
The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through on-balance sheet asset-backed financings for the periods indicated:

	First Quarter
	2007	2006
	(in millions)
Retail revenue	$218	$327
Borrowing cost	(120)	(176)

Net financing margin	98	151
Net credit losses	(18)	(23)

Income before income taxes	$80	$128

Memo:
Income related to off-balance sheet securitizations	$97	$180
Recalendarization impact of off-balance sheet securitizations	17	52
In the first quarter of 2007, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $17 million higher than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. All other things being equal, in a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero.

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
We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt
Statement	=	Equity
Leverage

Retained
Interest in
				Securitized		Securitized		Cash, Cash		Fair Value
				Off-balance		Off-balance		Equivalents &		Hedge Accounting
		Total Debt	+	Sheet	-	Sheet	-	Marketable	-	Adjustments
Managed Leverage	=			Receivables		Receivables		Securities*		on Total Debt
Fair Value
				Equity	+	Minority	-	Hedge Accounting
						Interest		Adjustments
on Equity

*	Excludes marketable securities related to insurance activities.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31,	December 31,
	2007	2006
Total debt	$134.9	$139.7
Total stockholder’s equity	11.9	11.8
Financial statement leverage (to 1)	11.3	11.9
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31,	December 31,
	2007	2006
Total debt	$134.9	$139.7
Securitized off-balance sheet receivables outstanding	11.1	12.2
Retained interest in securitized off-balance sheet receivables	(0.9)	(1.0)
Adjustments for cash, cash equivalents and marketable securities*	(15.6)	(21.8)
Fair value hedge accounting adjustments	(0.1)	(0.1)

Total adjusted debt	$129.4	$129.0

Total stockholder’s equity (including minority interest)	$11.9	$11.8
Fair value hedge accounting adjustments	(0.4)	(0.5)

Total adjusted equity	$11.5	$11.3

Managed leverage (to 1)	11.2	11.4

*	Excludes marketable securities related to insurance activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Accounting Standards Issued But Not Yet Adopted
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for us as of January 1, 2008. Management is assessing the potential impact on our financial condition or results of operations in the event we elect the fair value option.
We have not yet adopted SFAS No. 157, Fair Value Measurements. Refer to Item 7 to Part II of our 2006 10-K Report for further discussion of this standard.
Outlook
On a pre-tax basis, we expect to earn about $1.2 billion this year (excluding the impacts of gains and losses related to market valuation adjustments from non-designated derivatives). The lower earnings expected in 2007 primarily reflect higher borrowing costs, the non-recurrence of credit loss reserve reductions in the amounts experienced in 2006, the impact of lower receivable levels and the costs associated with our North American business transformation initiative. Reductions in other operating costs are expected to be a partial offset. The total life-time costs associated with our North American business transformation initiative included in our Current Report on Form 8-K/A filed March 9, 2007 are now projected to be about $240 million, about $50 million lower than our original projection. The reduction is primarily due to lower personnel separation costs than originally anticipated.
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
Automotive Related:
•	Continued decline in Ford’s market share;

•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;

•	A market shift (or an increase in or acceleration of market shift) away from Ford’s sales of trucks or sport utility vehicles, or from sales of its other more profitable vehicles in the United States;

•	A significant decline in industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Continued or increased high prices for or reduced availability of fuel;

•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;

•	Economic distress of suppliers that has in the past or may in the future require Ford to provide financial support or take other measures to ensure supplies of components or materials;

•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	Single-source supply of components or materials;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	Increased safety, emissions (e.g., CO2), fuel economy or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures and/or sales restrictions;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on Ford’s operations resulting from geo-political or other events;

•	Substantial negative operating-related cash flows for the near- to medium-term affecting Ford’s ability to meet its obligations, invest in its business or refinance its debt;

•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);
Ford Credit Related:
•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades or otherwise;

•	Higher-than-expected credit losses;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
General:
•	Labor or other constraints on Ford’s or our ability to restructure its or our business;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);

•	Currency or commodity price fluctuations; and

•	Changes in interest rates.
We cannot be certain that any expectations, forecasts or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For additional discussion of these risk factors, see Item 1A to Part I of our 2006 10-K Report and Item 1A to Part I of Ford’s 2006 10-K Report.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our 2006 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2007, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by approximately $110 million over the next twelve months, compared with $86 million at December 31, 2006. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (‘‘CEO’’), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (‘‘CFO’’) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of March 31, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
In the first quarter of 2007, we replaced our North America wholesale and dealer loan systems with a new integrated system. The internal controls affected by the implementation of the new system are appropriate and functioning effectively.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed separately with the SEC and included as an exhibit to this report (without Financial Statements or Exhibits).
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford Motor Credit Company LLC has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Kenneth R. Kent

(Kenneth R. Kent)
Vice Chairman, Chief Financial Officer and Treasurer

Date:	May 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC
(formerly Ford Motor Credit Company):
We have reviewed the accompanying consolidated balance sheets of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of March 31, 2007 and 2006 and the related consolidated statements of income for each of the three-month periods ended March 31, 2007 and 2006 and the consolidated statement of cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, stockholder’s equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 27, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
May 9, 2007

FORD MOTOR CREDIT COMPANY LLC
EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 9, 2007, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 – 4 of Part I and Items 1, 2, and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. File No. 1-3950.