Form 10-Q
period 2007-06-30
FORD MOTOR CREDIT CO LLC
filed 2007-08-07
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-6368
Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware (State of organization)	38-1612444 (I.R.S. employer identification no.)

One American Road, Dearborn, Michigan (Address of principal executive offices)	48126 (Zip code)
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
CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2007 and 2006
(in millions)

	Second Quarter		First Half
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$1,554	$1,370	$3,049	$2,700
Retail	837	925	1,696	1,832
Interest supplements and other support costs earned from affiliated companies	1,125	806	2,192	1,582
Wholesale	552	642	1,092	1,241
Other	43	56	90	110

Total financing revenue	4,111	3,799	8,119	7,465
Depreciation on vehicles subject to operating leases	(1,450)	(1,264)	(2,925)	(2,445)
Interest expense	(2,166)	(1,907)	(4,315)	(3,700)

Net financing margin	495	628	879	1,320
Other revenue
Investment and other income related to sales of receivables	102	190	211	373
Insurance premiums earned, net	43	51	87	102
Other income, net	42	113	418	135

Total financing margin and other revenue	682	982	1,595	1,930
Expenses
Operating expenses	450	490	1,006	1,009
Provision for credit losses (Note 4)	82	(7)	128	(2)
Insurance expenses	38	64	55	106

Total expenses	570	547	1,189	1,113

Income from continuing operations before income taxes	112	435	406	817
Provision for income taxes	50	131	151	265

Income from continuing operations before minority interests	62	304	255	552
Minority interests in net income of subsidiaries	0	0	0	0

Net income	$62	$304	$255	$552

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$14,446	$12,331
Marketable securities	2,877	10,161
Finance receivables, net (Note 2)	111,881	109,405
Net investment in operating leases (Note 3)	28,072	25,939
Retained interest in securitized assets	868	990
Notes and accounts receivable from affiliated companies	1,117	950
Derivative financial instruments (Note 8)	1,031	1,804
Other assets	5,169	5,752

Total assets	$165,461	$167,332

LIABILITIES AND SHAREHOLDER’S INTEREST/EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,715	$1,509
Affiliated companies	2,715	3,648

Total accounts payable	4,430	5,157
Debt (Note 6)	137,746	139,740
Deferred income taxes	6,205	6,783
Derivative financial instruments (Note 8)	756	296
Other liabilities and deferred income	3,942	3,588

Total liabilities	153,079	155,564

Minority interests in net assets of subsidiaries	3	3

Shareholder’s interest/equity
Capital stock and paid-in surplus	—	5,149
Shareholder’s interest	5,149	—
Accumulated other comprehensive income	1,235	825
Retained earnings	5,995	5,791

Total shareholder’s interest/equity	12,379	11,765

Total liabilities and shareholder’s interest/equity	$165,461	$167,332

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST/EQUITY
(in millions)

				Accumulated Other
				Comprehensive Income/(Loss)
	Capital
	Stock &	Share-		Unrealized	Foreign
	Paid-in	holder's	Retained	Gain/(Loss)	Currency	Derivative
	Surplus	Interest	Earnings	on Assets	Translation	Instruments	Total
Balance at December 31, 2005	$5,142	$—	$5,871	$155	$188	$48	$11,404
2006 comprehensive income/(loss) activity:
Net income	—	—	552	—	—	—	552
Value of retained interest in securitized assets, net of tax	—	—	—	4	—	—	4
Change in marketable securities, net of tax	—	—	—	(12)	—	—	(12)
Foreign currency translation	—	—	—	—	373	—	373
Change in derivative instruments, net of tax	—	—	—	—	8	(21)	(13)

Total comprehensive income/(loss), net of tax	—	—	552	(8)	381	(21)	904
Cash dividends paid in 2006 and dividend transfer	—	—	(650)	—	—	—	(650)

Balance at June 30, 2006	$5,142	$—	$5,773	$147	$569	$27	$11,658

Balance at December 31, 2006	$5,149	$—	$5,791	$93	$720	$12	$11,765
Adjustment for the adoption of FIN 48	—	—	(51)	—	—	—	(51)
Conversion of capital stock and paid-in surplus to shareholder’s interest	(5,149)	5,149	—	—	—	—	—
2007 comprehensive income/(loss) activity:
Net income	—	—	255	—	—	—	255
Value of retained interest in securitized assets, net of tax	—	—	—	(2)	—	—	(2)
Change in marketable securities, net of tax	—	—	—	(29)	—	—	(29)
Foreign currency translation	—	—	—	—	449	—	449
Change in derivative instruments, net of tax	—	—	—	—	—	(8)	(8)

Total comprehensive income/(loss), net of tax	—	—	255	(31)	449	(8)	665
Cash dividends paid in 2007 and dividend transfer	—	—	—	—	—	—	—

Balance at June 30, 2007	$—	$5,149	$5,995	$62	$1,169	$4	$12,379

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2007 and 2006
(in millions)

	First Half
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net income	$255	$552
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	128	(2)
Depreciation and amortization	3,296	2,583
Net gain on sales of finance receivables	(5)	(54)
Net change in deferred income taxes	(538)	(190)
Net change in other assets	511	371
Net change in other liabilities	(321)	782
All other operating activities	605	670

Net cash provided by operating activities	3,931	4,712

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(17,786)	(20,944)
Collection of finance receivables (other than wholesale)	16,237	17,247
Purchase of operating lease vehicles	(8,408)	(8,562)
Liquidation of operating lease vehicles	4,058	3,313
Net change in wholesale receivables	(752)	668
Net change in retained interest in securitized assets	199	374
Net change in notes receivable from affiliated companies	(100)	226
Proceeds from sales of receivables and retained interests	697	2,947
Purchases of marketable securities	(3,797)	(8,692)
Proceeds from sales and maturities of marketable securities	11,171	8,947
Net change in derivatives	538	708
All other investing activities	33	(15)

Net cash provided by/(used in) investing activities	2,090	(3,783)

Cash flows from financing activities
Proceeds from issuance of long-term debt	16,838	23,565
Principal payments on long-term debt	(19,280)	(25,880)
Change in short-term debt, net	(1,415)	87
Cash dividends paid	—	(650)
All other financing activities	(51)	(68)

Net cash used in financing activities	(3,908)	(2,946)

Effect of exchange rate changes on cash and cash equivalents	2	229

Net change in cash and cash equivalents	2,115	(1,788)

Cash and cash equivalents, beginning of period	12,331	14,798

Cash and cash equivalents, end of period	$14,446	$13,010

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1. GENERAL AND ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments necessary for a fair statement of the results of operations and financial conditions for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated variable interest entities (“VIEs”) in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”). Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).
Conversion to Limited Liability Company
Effective May 1, 2007, we converted our form of organization from a Delaware corporation to a Delaware limited liability company (“LLC”) and changed our name to “Ford Motor Credit Company LLC”. The purpose of converting from a corporation to a limited liability company is to enable us to operate our business in a more tax efficient manner. This conversion had no material impact on our results of operations or financial condition.
For periods subsequent to the conversion to an LLC, our federal and state income tax liabilities are determined under a tax sharing agreement with Ford. Income tax expense is generally calculated as if we file our own federal and state income tax returns as an entity taxable as a corporation.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1. GENERAL AND ACCOUNTING POLICIES — Continued
Held-For-Investment
Finance receivables originated during the quarter for which we determine that it is probable we will hold for the following twelve months are classified as HFI and carried at amortized cost. Beginning in November 2005, all wholesale receivables are classified as HFI at origination. Prior to November 2005, certain wholesale receivables were originally classified as HFS because we had committed to sell these receivables to an off-balance sheet trust. All retail receivables are classified as HFI at origination during all periods presented. Cash flows resulting from the purchase of these receivables that are originally classified as HFI are recorded as an investing activity. Once a decision has been made to sell specifically identified receivables that were originally classified as HFI and the receivables are sold in the same reporting period, the receivables are reclassified as HFS and simultaneously removed from the balance sheet. The fair value adjustment is incorporated and recognized in the net gain on sale of receivables component in the Investment and other income related to sales of receivables line in the income statement. If the receivables have been selected for an off-balance sheet transaction that has not occurred at the end of the reporting period, the receivables are reclassified as HFS and a valuation adjustment is recorded in Other income to recognize the receivables at the lower of cost or fair value. Cash flows resulting from the sale of the receivables that were originally classified as HFI are recorded as an investing activity since GAAP requires the statement of cash flow presentation to be based on the original classification of the receivables. See Proceeds from sales of receivables and retained interests in Note 7 to the financial statements in our 2006 10-K Report for details on the proceeds from the sale of receivables that were originally classified as HFI.
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
Cash for On-Balance Sheet Securitizations
The cash balances to be used only to support on-balance sheet securitizations were $7.5 billion and $3.7 billion at June 30, 2007 and December 31, 2006, respectively. These balances are generally held by VIEs of which we are the primary beneficiary and are included in Cash and cash equivalents.
Other Income
Other income, net consists primarily of investment income and gains/losses related to market valuation adjustments from derivatives. Investment income, which includes primarily income related to cash, cash equivalents and marketable securities, was $230 million and $179 million in the second quarter of 2007 and 2006, respectively, and $517 million and $351 million in the first half of 2007 and 2006, respectively. Additional financial information regarding derivatives is shown in Derivative Financial Instruments and Hedging Activities, Note 8.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FINANCE RECEIVABLES
Net finance receivables at June 30, 2007 and December 31, 2006 were as follows (in millions):

	June 30,	December 31,
	2007	2006
	(Unaudited)
Retail	$72,488	$71,347
Wholesale	36,457	35,227
Other	3,819	3,815

Total finance receivables, net of unearned income (a)(b)	112,764	110,389
Less: Allowance for credit losses	(883)	(984)

Finance receivables, net	$111,881	$109,405

(a)	At June 30, 2007 and December 31, 2006, includes $1.9 billion of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At June 30, 2007 and December 31, 2006, includes finance receivables of $60.0 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
NOTE 3. NET INVESTMENT IN OPERATING LEASES
Net investment in operating leases at June 30, 2007 and December 31, 2006 were as follows (in millions):

	June 30,	December 31,
	2007	2006
	(Unaudited)
Vehicles, at cost, including initial direct costs	$35,861	$33,012
Less: Accumulated depreciation	(7,662)	(6,947)
Less: Allowance for credit losses	(127)	(126)

Net investment in operating leases (a)	$28,072	$25,939

(a)	At June 30, 2007 and December 31, 2006, includes net investment in operating leases of $17.0 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Balance, beginning of period	$1,044	$1,448	$1,110	$1,586
Provision for credit losses	82	(7)	128	(2)
Deductions
Charge-offs before recoveries	246	217	473	445
Recoveries	(121)	(134)	(241)	(251)

Net charge-offs	125	83	232	194
Other changes, principally amounts related to finance receivables sold and translation adjustments	(9)	(2)	(4)	30

Net deductions	116	81	228	224

Balance, end of period	$1,010	$1,360	$1,010	$1,360

NOTE 5. VARIABLE INTEREST ENTITIES
We consolidate VIEs in which we are the primary beneficiary. We use special purpose entities (“SPEs”) that are considered VIEs for most of our on-balance sheet securitizations. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Consolidated VIE assets of $77.8 billion and $69.5 billion are included in our balance sheet at June 30, 2007 and December 31, 2006, respectively. These consolidated VIE assets include $7.5 billion and $3.7 billion of cash and cash equivalents and $70.3 billion and $65.8 billion of receivables and beneficial interests in net investment in operating leases at June 30, 2007 and December 31, 2006, respectively.
We have investments in other entities determined to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure ($219 million and $182 million at June 30, 2007 and December 31, 2006, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.
In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. The outstanding balance of finance receivables that have been sold by us to these SPEs of the sponsored banks was approximately $4.5 billion and $5.2 billion at June 30, 2007 and December 31, 2006, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. DEBT
At June 30, 2007 and December 31, 2006, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		June 30,	December 31,
	2007	2006	2007	2006	2007	2006
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	5.5%	5.4%			$14,453	$16,480
Other asset-backed short-term debt (c)	5.7%	5.7%			3,033	1,197
Ford Interest Advantage (d)	5.9%	6.1%			5,623	5,611
Unsecured commercial paper	7.6%	6.7%			503	400
Other short-term debt (e)	6.9%	5.8%			1,255	2,142

Total short-term debt	5.7%	5.6%	5.8%	5.8%	24,867	25,830

Long-term debt
Senior indebtedness
Notes payable within one year					14,542	17,256
Notes payable after one year (f)					52,519	54,874
Unamortized discount					(102)	(103)
Asset-backed debt (c)
Notes payable within one year					21,724	17,330
Notes payable after one year					24,196	24,553

Total long-term debt (g)	6.3%	6.1%	6.1%	5.9%	112,879	113,910

Total debt	6.2%	6.0%	6.1%	5.9%	$137,746	$139,740

(a)	Second quarter 2007 and fourth quarter 2006 average contractual rates exclude the effects of interest rate swap agreements and facility fees.

(b)	Second quarter 2007 and fourth quarter 2006 weighted-average rates include the effects of interest rate swap agreements and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $29 million and $27 million with affiliated companies at June 30, 2007 and December 31, 2006, respectively.

(f)	Includes $158 million and $150 million with affiliated companies at June 30, 2007 and December 31, 2006, respectively.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflects the rates for both notes payable within one year and notes payable after one year.

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
Effective with the adoption of FIN 48, we have elected to recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford and income tax related penalties in the Provision for income taxes. As of January 1, 2007, we had recorded a liability of approximately $8 million for the payment of interest.

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
Income Statement Effect of Derivative Instruments
The following table summarizes the estimated pre-tax gains / (losses) for each type of hedge designation (in millions):

	Second Quarter		First Half		Income Statement
	2007	2006	2007	2006	Classification
	(Unaudited)		(Unaudited)
Fair value hedges
Ineffectiveness	$—	$1	$—	$9	Other income
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	4	—	12	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (a)(b)	—	41	—	65	Other income
Derivatives not designated as hedging instruments
Interest rate swaps	(255)	(183)	(222)	(442)	Other income
Foreign currency swaps and forward contracts (a)	(443)	(120)	(450)	(44)	Other income
Other	0	—	0	—	Other income

(a)	These gains/(losses) were related to foreign currency derivatives and were substantially offset by net revaluation impacts on foreign denominated debt, which were recorded to the same income statement line item as the hedge gains/(losses).

(b)	Represents the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates.
Balance Sheet Effect of Derivative Instruments
The following table summarizes the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis:

	June 30, 2007			December 31, 2006
	(Unaudited)
		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)
Fair value hedges	$—	$—	$—	$1	$111	$1
Derivatives not designated as hedging instruments (a)	175	1,626	1,351	158	2,334	936
Impact of netting agreements	—	(595)	(595)	—	(641)	(641)

Total derivative financial instruments	$175	$1,031	$756	$159	$1,804	$296

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 9. OTHER ACTIONS
Employee Separation Actions
In the first half of 2007, we recognized pre-tax charges of $43 million in Operating expenses for employee separation actions (excluding costs for retirement plan and postretirement health care and life insurance benefits) announced in 2006 in the United States and in the first quarter of 2007 in Canada. These actions were associated with our business transformation initiative to consolidate branches into our existing service centers in North America. In addition, in the first half of 2007, we incurred charges of $71 million for retirement plan and postretirement health care and life insurance benefits related to these actions. Refer to our 2006 10-K Report for a more detailed description of our employee separation actions.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT INFORMATION
We divide our business segments based on geographic regions: the North America segment (includes operations in the United States and Canada) and the International segment (includes operations in all other countries). We measure the performance of our segments primarily on an income from continuing operations before income taxes basis, after excluding the impact of gains and losses related to market valuation adjustments from derivatives primarily related to movements in interest rates. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. The segments are presented on a managed basis (managed basis includes on-balance sheet receivables and securitized off-balance sheet receivables activity), and the effect of off-balance sheet securitizations is included in unallocated/eliminations.
Key operating data for our operating segments for the periods ended June 30 were as follows (in millions):

			Unallocated/Eliminations
	North	Inter-	Unallocated	Effect of
	America	national	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
	(Unaudited)
Second Quarter 2007
Revenue (a)	$3,756	$958	$(316)	$(100)	$(416)	$4,298
Income
Income from continuing operations before income taxes	260	168	(316)	—	(316)	112
Provision for income taxes	102	59	(111)	—	(111)	50
Income from continuing operations	158	109	(205)	—	(205)	62
Other disclosures
Depreciation on vehicles subject to operating leases	1,373	77	—	—	—	1,450
Interest expense	1,709	568	—	(111)	(111)	2,166
Provision for credit losses	75	7	—	—	—	82

Second Quarter 2006
Revenue (a)	$3,670	$841	$(232)	$(126)	$(358)	$4,153
Income
Income from continuing operations before income taxes	487	180	(232)	—	(232)	435
Provision for income taxes	149	63	(81)	—	(81)	131
Income from continuing operations	338	117	(151)	—	(151)	304
Other disclosures
Depreciation on vehicles subject to operating leases	1,192	72	—	—	—	1,264
Interest expense	1,642	429	—	(164)	(164)	1,907
Provision for credit losses	(34)	27	—	—	—	(7)

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North	Inter-	Unallocated	Effect of
	America	national	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
	(Unaudited)
First Half 2007
Revenue (a)	$7,507	$1,902	$(353)	$(221)	$(574)	$8,835
Income
Income from continuing operations before income taxes	432	327	(353)	—	(353)	406
Provision for income taxes	160	115	(124)	—	(124)	151
Income from continuing operations	272	212	(229)	—	(229)	255
Other disclosures
Depreciation on vehicles subject to operating leases	2,772	153	—	—	—	2,925
Interest expense	3,445	1,101	—	(231)	(231)	4,315
Provision for credit losses	97	31	—	—	—	128
Finance receivables and net investment in operating leases	108,942	40,370	2	(9,361)	(9,359)	139,953
Total assets	129,182	44,769	2	(8,492)	(8,490)	165,461

First Half 2006
Revenue (a)	$7,246	$1,688	$(586)	$(273)	$(859)	$8,075
Income
Income from continuing operations before income taxes	1,019	384	(586)	—	(586)	817
Provision for income taxes	335	135	(205)	—	(205)	265
Income from continuing operations	684	249	(381)	—	(381)	552
Other disclosures
Depreciation on vehicles subject to operating leases	2,300	145	—	—	—	2,445
Interest expense	3,179	861	—	(340)	(340)	3,700
Provision for credit losses	(52)	50	—	—	—	(2)
Finance receivables and net investment in operating leases	113,434	37,371	19	(14,632)	(14,613)	136,192
Total assets	134,890	40,839	19	(13,482)	(13,463)	162,266

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. GUARANTEES AND INDEMNIFICATIONS
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material.
At June 30, 2007, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated affiliates and third parties: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford and joint ventures, and certain third parties. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $497 million; of this amount, $129 million was counter-guaranteed by Ford to us. No losses have been recorded for these guarantees.
Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the second quarter of 2007, there were no significant changes to our indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Second Quarter 2007 Compared with Second Quarter 2006
In the second quarter of 2007, net income was $62 million, down $242 million compared with a year ago. On a pre-tax basis from continuing operations, we earned $112 million in the second quarter of 2007, down $323 million compared with a year ago. The decrease in earnings primarily reflected higher borrowing costs, lower credit loss reserve reductions, higher depreciation expense for leased vehicles and higher net losses related to market valuation adjustments from derivatives. Lower expenses, primarily reflecting improved operating costs, were a partial offset.
In the second quarter of 2007 and 2006, pre-tax earnings included net losses related to market valuation adjustments from derivatives (unallocated risk management in the table below) in the amounts of $316 million and $232 million, respectively.
Results of our operations by business segment for the second quarter of 2007 and 2006 are shown below:

	Second Quarter
			2007
			Over/(Under)
	2007	2006	2006
	(in millions)
Income from continuing operations before income taxes
North America segment	$260	$487	$(227)
International segment	168	180	(12)
Unallocated risk management	(316)	(232)	(84)

Income from continuing operations before income taxes	112	435	(323)
Provision for income taxes and minority interests	(50)	(131)	81

Total net income	$62	$304	$(242)

The decrease in North America segment earnings primarily reflected higher borrowing costs, lower credit loss reserve reductions and higher depreciation expense for leased vehicles. Lower expenses, primarily reflecting improved operating costs, were a partial offset.
The decrease in International segment income primarily reflected higher borrowing costs partially offset by a lower provision for credit losses, lower operating costs and favorable changes in currency exchange rates.
The change in unallocated risk management income reflected higher net losses related to market valuation adjustments from derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management business segment, see Note 10 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
First Half 2007 Compared with First Half 2006
In the first half of 2007, net income was down $297 million compared with a year ago. Our income from continuing operations before income taxes was down $411 million. The decrease in earnings primarily reflected higher borrowing costs, higher depreciation expense for leased vehicles, lower credit loss reserve reductions and costs associated with our North American business transformation initiative. These factors were partially offset by lower net losses related to market valuation adjustments from derivatives and lower expenses, primarily reflecting improved operating costs. Results of our operations by business segment for the first half of 2007 and 2006 are shown below.
In the first half of 2007 and 2006, pre-tax earnings included net losses related to market valuation adjustments from derivatives (unallocated risk management in the table below) in the amounts of $353 million and $586 million, respectively.

	First Half
			2007
			Over/(Under)
	2007	2006	2006
	(in millions)
Income from continuing operations before income taxes
North America segment	$432	$1,019	$(587)
International segment	327	384	(57)
Unallocated risk management	(353)	(586)	233

Income from continuing operations before income taxes	406	817	(411)
Provision for income taxes and minority interests	(151)	(265)	114

Total net income	$255	$552	$(297)

The decrease in North America segment earnings primarily reflected higher borrowing costs, higher depreciation expense for leased vehicles, lower credit loss reserve reductions and the costs associated with our business transformation initiative. Lower expenses, primarily reflecting improved operating costs, were a partial offset.
The decrease in International segment income primarily reflected the same causal factors described for the second quarter.
The change in unallocated risk management income reflected lower net losses related to market valuation adjustments from derivatives primarily related to movements in interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Second Quarter		First Half
	2007	2006	2007	2006
	(in thousands)
North America Segment
United States	354	443	659	841
Canada	59	56	94	91

Total North America segment	413	499	753	932

International Segment
Europe	186	182	371	367
Other international	47	56	106	121

Total International segment	233	238	477	488

Total contract placement volume	646	737	1,230	1,420

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Second Quarter		First Half
	2007	2006	2007	2006
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	38%	45%	37%	44%
Wholesale	78	79	78	80
Europe
Financing share — Ford
Retail installment and lease	27%	25%	26%	25%
Wholesale	97	95	97	95
North America Segment
In the second quarter of 2007, our total contract placement volumes were 413,000, down 86,000 contracts from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, lower used vehicle contract volumes and changes in the types of Ford sponsored marketing programs offered through us.
In the first half of 2007, our total contract placement volumes were 753,000, down 179,000 contracts from a year ago, reflecting the causal factors described above.
International Segment
In the second quarter of 2007, our total contract placement volumes were 233,000, down 5,000 contracts from a year ago. The decrease primarily reflected lower volumes in Latin America and Asia Pacific.
In the first half of 2007, our total International contract placement volumes were 477,000, down 11,000 contracts from a year ago, reflecting the causal factors described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	June 30,	December 31,
	2007	2006
	(in billions)
Receivables

On-Balance Sheet
Finance receivables
Retail installment	$71.7	$70.4
Wholesale	36.4	35.2
Other	3.8	3.8

Total finance receivables, net	111.9	109.4
Net investment in operating leases	28.1	25.9

Total on-balance sheet*	$140.0	$135.3

Memo: Allowance for credit losses included above	$1.0	$1.1

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$9.3	$12.2
Wholesale	—	—
Other	—	—

Total finance receivables	9.3	12.2
Net investment in operating leases	—	—

Total securitized off-balance sheet	$9.3	$12.2

Managed
Finance receivables
Retail installment	$81.0	$82.6
Wholesale	36.4	35.2
Other	3.8	3.8

Total finance receivables, net	121.2	121.6
Net investment in operating leases	28.1	25.9

Total managed	$149.3	$147.5

Serviced	$150.7	$149.5

*	At June 30, 2007 and December 31, 2006, includes finance receivables of $60.0 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at June 30, 2007 and December 31, 2006, includes net investment in operating leases of $17.0 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
Managed Receivables increased from year-end 2006, primarily reflecting changes in currency exchange rates and higher net investment in operating leases, partially offset by lower U.S. retail installment receivables.
At June 30, 2007, in the United States and Canada, Ford is obligated to pay us $5.2 billion of interest supplements (including supplements related to sold receivables) over the terms of the related finance contracts compared with $4.8 billion at March 31, 2007 and $4.6 billion at December 31, 2006. The increase primarily reflects changes in Ford’s marketing programs throughout the second quarter that emphasized financing incentives through us.

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

	Second Quarter		First Half
	2007	2006	2007	2006
	(in millions)
Charge-offs

On-Balance Sheet
Retail installment and lease	$116	$64	$218	$175
Wholesale	8	19	12	19
Other	1	—	2	—

Total on-balance sheet	$125	$83	$232	$194

Reacquired Receivables (retail)*	$0	$0	$0	$2

Securitized Off-Balance Sheet
Retail installment and lease	$14	$19	$32	$42
Wholesale	—	—	—	—
Other	—	—	—	—

Total securitized off-balance sheet	$14	$19	$32	$42

Managed
Retail installment and lease	$130	$83	$250	$219
Wholesale	8	19	12	19
Other	1	—	2	—

Total managed	$139	$102	$264	$238

Loss-to-Receivables Ratios

On-Balance Sheet
Retail installment and lease	0.47%	0.28%	0.45%	0.39%
Wholesale	0.09	0.20	0.06	0.10
Total including other	0.36%	0.25%	0.34%	0.29%

Managed
Retail installment and lease	0.48%	0.31%	0.46%	0.42%
Wholesale	0.09	0.20	0.06	0.10
Total including other	0.38%	0.27%	0.36%	0.32%

*	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR Owner Trust retail securitization program (“FCAR”) in the second quarter of 2003.
Charge-offs and loss-to-receivables ratios for our on-balance sheet and managed portfolios increased from a year ago. These increases, principally in the U.S. retail installment and lease portfolio, primarily reflect lower recoveries and higher loss severity (average loss per repossession), partially offset by lower repossessions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 60% of our worldwide managed portfolio of retail installment receivables and net investment in operating leases at June 30, 2007. Trends and causal factors are consistent with the worldwide results described in the preceding section, with repossessions down 3,000 units in the second quarter of 2007 from a year ago, consistent with improved portfolio quality. Loss severity was higher by $700 per unit from a year ago, primarily reflecting an increase in amount financed and lower auction values.

	Second Quarter		First Half
	2007	2006	2007	2006
On-Balance Sheet
Charge-offs (in millions)	$75	$36	$144	$107
Loss-to-receivables ratios	0.51%	0.27%	0.50%	0.41%

Managed
Charge-offs (in millions)	$82	$48	$163	$138
Loss-to-receivables ratios	0.51%	0.30%	0.50%	0.43%

Other Metrics — Serviced
Repossessions (in thousands)	16	19	35	42
Repossession ratios (a)	1.61%	1.79%	1.77%	1.96%
Average loss per repossession	$7,000	$6,300	$6,800	$6,100
New bankruptcy filings (in thousands)	7	5	13	9
Over-60 day delinquency ratio (b)	0.15%	0.14%	0.16%	0.14%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
Allowance for Credit Losses
Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (net finance receivables and net investment in operating leases) for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in “Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 of Part II of our 2006 10-K Report.

	June 30,	December 31,
	2007	2006
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$941	$1,027
Wholesale	65	76
Other	4	7

Total allowance for credit losses	$1,010	$1,110

As a Percentage of End-of-Period Receivables
Retail installment and lease	0.93%	1.05%
Wholesale	0.18	0.22
Total including other	0.72%	0.81%
Our allowance for credit losses decreased $100 million from year-end 2006, primarily reflecting historical charge-off trends, consistent with a higher quality retail installment and lease portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Residual Risk
We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We have increased depreciation expense for vehicles subject to operating leases in our North America portfolio, reflecting higher lease volumes, an increase in the percentage of vehicles returned to us at lease termination and lower expected auction values. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2006 10-K Report.
Retail Operating Lease Experience
We use various statistics to monitor our residual risk:
•	Placement volume measures the number of leases we purchase in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and

•	Return volume reflects the number of vehicles returned to us by customers at lease end.
The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for about 97% of our total investment in operating leases at June 30, 2007:

	Second Quarter		First Half
	2007	2006	2007	2006
	(in thousands)

Placements	139	125	249	253
Terminations	108	87	199	172
Returns	85	59	157	119

Memo:
Return rates	78%	68%	79%	69%
In the second quarter of 2007, placement volumes were up 14,000 units compared with the same period a year ago, primarily reflecting Ford Motor Company marketing programs. Termination and return volumes increased 21,000 units and 26,000 units, respectively, compared with a year ago, primarily reflecting higher lease placements beginning in 2004 and higher return rates, consistent with lower auction values.
In the first half of 2007, placement volumes were down 4,000 units compared with the same period a year ago. Termination and return volumes increased 27,000 units and 38,000 units, respectively consistent with the causal factors described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Ratings
Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the Securities and Exchange Commission (“SEC”):
•	DBRS Limited (“DBRS”);

•	Fitch, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. (“S&P”).
There were no changes in the second quarter to the ratings assigned to us. The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings and the outlook presently assigned to us by these NRSROs:

NRSRO RATINGS*
DBRS			Fitch			Moody's			S&P
Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term**	Term	Outlook
B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative

*	Rating and Investment Information, Inc. (“R&I”) was recognized as an NRSRO by the SEC in May 2007. R&I assigns a long-term issue rating of BB- with a negative outlook to Ford Credit’s February 2005 ¥160 Billion 1.71% bond issuance which matures in February 2008.

**	S&P presently assigns FCE Bank plc (“FCE”) a long-term rating of B+, a one notch positive differential versus Ford Credit.
Funding
Our funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing us to meet our short-term funding obligations. As a result of lower credit ratings over the past few years, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market, we have increased our use of securitization funding as it is presently more cost effective than unsecured funding and allows us access to a broad investor base. We plan to meet a significant portion of our 2007 funding requirements through securitizations and will continue to expand and diversify our asset-backed funding by asset class and region. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various financial institutions in Europe for full service leasing and retail financing). We are continuing to pursue such alternative business arrangements. Over time, we may need to reduce further the amount of receivables and operating leases we purchase or originate. A significant reduction in our managed receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	June 30,	December 31,
	2007	2006
	(in billions)
Debt
Asset-backed commercial paper*	$14.5	$16.5
Other asset-backed short term debt*	3.0	1.2
Ford Interest Advantage	5.6	5.6
Unsecured commercial paper	0.5	0.4
Other short-term debt	1.2	2.1

Total short-term debt	24.8	25.8
Unsecured long-term debt (including notes payable within one year)	67.0	72.0
Asset-backed long-term debt (including notes payable within one year)*	45.9	41.9

Total debt	137.7	139.7

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	9.3	12.2
Retained interest	(0.9)	(1.0)

Total securitized off-balance sheet funding	8.4	11.2

Total debt plus securitized off-balance sheet funding	$146.1	$150.9

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%
Securitized funding to managed receivables	48	48
Short-term debt and notes payable within one year to total debt	44	43
Short-term debt and notes payable within one year to total capitalization	41	40

*	Obligations issued in securitizations that are payable out of collections on the underlying securitized assets and related enhancements.
At June 30, 2007, unsecured long-term debt (including notes payable within one year) was down about $5 billion from year-end 2006, primarily reflecting about $12 billion of debt maturities partially offset by about $6 billion of unsecured long-term issuance and about $1 billion increase in the debt balance due to changes in currency exchange rates. Asset-backed long-term debt (including notes payable within one year) was up about $4 billion from year-end 2006, reflecting asset-backed long-term issuance in excess of amortization of asset-backed debt. Securitized off-balance sheet funding was down $2.8 billion from year-end 2006, primarily reflecting the amortization of previous securitizations.
Term Funding Plan
Through June 30, 2007, we completed about $8 billion of public term funding transactions including about $6 billion of unsecured long-term debt and a $2 billion retail asset-backed securitization in the U.S. In addition, we completed a $1.3 billion public retail asset-backed securitization transaction in Germany during July 2007. We expect our full year 2007 public term funding to be between $11 billion and $13 billion.
Through June 30, 2007, we completed about $12 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets. In addition, we completed about $1 billion of private term funding transactions in Europe in July 2007. These private transactions included lease, wholesale and retail asset-backed securitizations and unsecured term debt. We expect our full year 2007 private term funding transactions to be between $20 billion and $25 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity
We define liquidity as cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, asset-backed commercial paper programs and credit facilities) less asset-backed capacity in excess of eligible receivables and cash required to support on-balance sheet securitizations. We maintain multiple sources of liquidity to meet our short-term funding obligations.

	June 30,		December 31,
	2007		2006
	(in billions)
Liquidity
Cash, cash equivalents and marketable securities (a)	$16.7		$21.8
Committed liquidity programs	38.1		35.1	(b)
Asset-backed commercial paper (FCAR) (c)	17.3	(d)	18.6
Asset-backed commercial paper (Motown NotesSM) (c)	6.0	(d)	6.0
Credit facilities	3.2	(d)	3.8

Capacity and cash	81.3	(d)	85.3	(b)
Less: Capacity in excess of eligible receivables	(12.6)		(15.2)
Less: Cash to support on-balance sheet securitizations	(7.5)		(3.7)

Liquidity	$61.2	(d)	$66.4	(b)

(a)	Excluding marketable securities related to insurance activities.

(b)	As of January 1, 2007.

(c)	Supported by a bank liquidity facility equal to at least 100% of the principal amount of FCAR and 5% of the principal amount of Motown NotesSM.

(d)	As of July 1, 2007.
At June 30, 2007, our capacity and cash was $81.3 billion. Of this amount, we could utilize $61.2 billion (based on the availability of eligible assets and the level of cash required to support on-balance sheet securitizations) of which $34.5 billion was utilized as of June 30, 2007.
Cash, Cash Equivalents and Marketable Securities. At June 30, 2007, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $16.7 billion, compared with $21.8 billion at year-end 2006. We ended 2006 with a high level of cash as a result of favorable funding opportunities late last year which pre-funded some of our 2007 first quarter maturities. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) primarily include short-term U.S. Treasury bills, federal agency discount notes, highly rated commercial paper, and bank time deposits with investment grade institutions. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash balances include amounts to be used only to support our on-balance sheet securitizations of approximately $7.5 billion at June 30, 2007 (of which $3 billion was accumulated to pay a July 2007 wholesale term maturity) and $3.7 billion at December 31, 2006.
Committed Liquidity Programs. We have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds of up to $32.1 billion at June 30, 2007 ($17.5 billion retail and $14.6 billion wholesale). These committed liquidity programs have varying maturity dates, with $22 billion having maturities within the next twelve months, and the balance having maturities between 2008 and 2011. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs and, in the case of about $4 billion of the wholesale commitments, the associated external bank conduits having sufficient investor demand to sell their commercial paper. At June 30, 2007, $15.2 billion of these commitments were in use. These programs are extremely liquid funding sources as we are able to obtain funding from available capacity generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition, we have a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. At June 30, 2007, we had $3.2 billion of outstanding funding in this program.
Credit Facilities
Our credit facilities were as follows on the dates indicated:

	July 1,	December 31,
	2007	2006
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.5	$1.1
FCE bank lines	2.7	2.7
Utilized amounts	(1.0)	(1.2)

Available credit facilities	$2.2	$2.6

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$17.3	$18.6
Motown NotesSM asset-backed commercial paper lines	0.3	0.3

Total asset-backed commercial paper lines	$17.6	$18.9

At July 1, 2007, we and our subsidiaries, including FCE, had $3.2 billion of contractually committed unsecured credit facilities with financial institutions, of which $2.2 billion were available for use. Of the lines available for use, 12% (or about $300 million) are committed through December 31, 2011, and the remainder are committed for a shorter period of time. Of the $3.2 billion, about $500 million constitute Ford Credit bank lines (about $200 million global and about $300 million non-global) and $2.7 billion are FCE bank lines ($2.6 billion global and about $100 million non-global). The Ford Credit global credit facilities may be used, at our option, by any of our direct or indirect, majority owned subsidiaries. Similarly, the FCE global credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.
In addition, at July 1, 2007, banks provided $17.6 billion of contractually committed liquidity facilities to support our two on-balance sheet asset-backed commercial paper programs; $17.3 billion supported our FCAR program and $300 million supported our Motown NotesSM wholesale securitization program (“Motown Notes”). Of the contractually committed liquidity facilities, 46% (or $8 billion) are committed through June 30, 2012. Utilization of each of these facilities is subject to conditions specific to each program and our having a sufficient amount of securitizable assets. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At July 1, 2007, $17 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining $300 million of FCAR’s bank liquidity facilities were available to support FCAR’s purchase of our asset-backed securities. The Motown Notes program must be supported by liquidity facilities equal to at least 5% of its outstanding balance. The Motown Notes program bank liquidity facilities are available to support the issuance of Motown Notes, but these facilities cannot be accessed directly to fund the purchase of our wholesale receivables. We are not presently issuing Motown Notes, but may resume issuance in the future. Our ability to issue Motown Notes is subject to investor demand. At July 1, 2007, the outstanding balances were $14.6 billion for the FCAR program and zero for the Motown Notes program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity Risks
Refer to the “Liquidity” section of Item 7 of Part II of our 2006 10-K Report for a list of factors that could affect our liquidity.
Off-Balance Sheet Arrangements
The following table illustrates our worldwide activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Second Quarter		First Half
	2007	2006	2007	2006
	(in billions)

North America segment
Public retail	$—	$—	$—	$—
Retail conduit	—	—	0.7	1.0
Motown Notes program	—	—	—	—
Public wholesale	—	—	—	—
Canada and other	—	—	—	—

Total North America segment	—	—	0.7	1.0
International segment
Europe
Public retail	—	—	—	0.1
Retail conduit	—	0.1	—	0.1

Total Europe	—	0.1	—	0.2
Asia-Pacific	—	—	—	—
Latin America	—	0.3	—	0.7

Total International segment	—	0.4	—	0.9

Net proceeds	—	0.4	0.7	1.9
Whole-loan sales	—	—	—	1.0

Total net proceeds	$—	$0.4	$0.7	$2.9

In the first half of 2007, total net proceeds from off-balance sheet securitizations were about $700 million, down $2.2 billion compared with a year ago. The decrease in net proceeds reflected lower utilization of off-balance sheet securitizations and whole-loan sales transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The Effect of Off-Balance Sheet Receivables Sales Activity on Financial Reporting
The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Second Quarter		First Half
	2007	2006	2007	2006
	(in millions)

Servicing fees	$33	$54	$71	$112
Interest income on retained interests	9	8	18	16
Net gain on sales of receivables	—	30	5	54
Income on residual interest and other	60	98	117	191

Investment and other income related to sales of receivables	102	190	211	373
Less: Whole-loan income	(10)	(17)	(22)	(20)

Income related to off-balance sheet securitizations	$92	$173	$189	$353

Memo:
Finance receivables sold (in billions)	$—	$0.4	$0.8	$3.1
Servicing portfolio as of period-end (in billions)	10.7	17.6	10.7	17.6
Pre-tax gain per dollar of retail receivables sold	—	7.4%	0.6%	1.7%
In the second quarter and first half of 2007, income related to off-balance sheet securitizations declined $81 million and $164 million, respectively, compared with a year ago. The declines primarily reflected amortization of the off-balance sheet securitization portfolio.
The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through on-balance sheet asset-backed financings for the periods indicated:

	Second Quarter		First Half
	2007	2006	2007	2006
	(in millions)
Retail revenue	$191	$299	$409	$626
Borrowing cost	(110)	(164)	(230)	(340)

Net financing margin	81	135	179	286
Net credit losses	(14)	(19)	(32)	(42)

Income before income taxes	$67	$116	$147	$244

Memo:
Income related to off-balance sheet securitizations	$92	$173	$189	$353
Recalendarization impact of off-balance sheet securitizations	25	57	42	109
In the second quarter and first half of 2007, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $25 million and $42 million higher, respectively, than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. All other things being equal, in a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage
We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We refer to our shareholder’s interest and our historical stockholder’s equity as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt
Statement	=	Equity
Leverage

Retained
Interest in
				Securitized		Securitized		Cash, Cash
				Off-balance		Off-balance		Equivalents &		Adjustments for
		Total Debt	+	Sheet	–	Sheet	–	Marketable	–	Hedge Accounting
				Receivables		Receivables		Securities*		on Total Debt
Managed Leverage	=

				Equity	+	Minority	–	Adjustments for
						Interest		Hedge Accounting
on Equity
* Excludes marketable securities related to insurance activities.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30,	December 31,
	2007	2006

Total debt	$137.7	$139.7
Total equity	12.4	11.8
Financial statement leverage (to 1)	11.1	11.9
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30,	December 31,
	2007	2006

Total debt	$137.7	$139.7
Securitized off-balance sheet receivables outstanding	9.3	12.2
Retained interest in securitized off-balance sheet receivables	(0.9)	(1.0)
Adjustments for cash, cash equivalents and marketable securities*	(16.7)	(21.8)
Adjustments for hedge accounting	(0.0)	(0.1)

Total adjusted debt	$129.4	$129.0

Total equity (including minority interest)	$12.4	$11.8
Adjustments for hedge accounting	(0.2)	(0.5)

Total adjusted equity	$12.2	$11.3

Managed leverage (to 1)	10.6	11.4
* Excludes marketable securities related to insurance activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Accounting Standards Issued But Not Yet Adopted
We have not yet adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). Refer to Item 2 of Part I of our quarterly report on Form 10-Q for the quarter ended March 31, 2007 for further discussion of this standard.
We have not yet adopted SFAS No. 157, Fair Value Measurements. Refer to Item 7 of Part II of our 2006 10-K Report for further discussion of this standard.
Outlook
We expect pre-tax profits to be about $1.3 billion to $1.4 billion this year, excluding the impact of gains and losses related to market valuation adjustments from derivatives. Compared with our prior projection of $1.2 billion, the improvement primarily reflects higher average receivables, lower operating costs, and continued good performance in our credit losses.
The lower earnings expected in 2007 compared with 2006 primarily reflect higher borrowing costs, lower credit loss reserve reductions, higher depreciation expense for leased vehicles and the costs associated with our North American business transformation initiative. We expect reductions in other operating costs to be a partial offset. At year-end 2007, we anticipate managed receivables will be about $145 billion.
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
Automotive Related:
•	Continued decline in Ford’s market share;

•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;

•	An increase in or acceleration of market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;

•	A significant decline in industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Continued or increased high prices for or reduced availability of fuel;

•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;

•	Economic distress of suppliers that has in the past or may in the future require Ford to provide financial support or take other measures to ensure supplies of components or materials;

•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	Single-source supply of components or materials;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	Increased safety, emissions (e.g., CO2), fuel economy or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures and/or sales restrictions;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on our results from a decrease in or cessation of government incentives;

•	Adverse effects on Ford’s operations resulting from geo-political or other events;

•	Substantial negative operating-related cash flows for the near- to medium-term affecting Ford’s ability to meet its obligations, invest in its business or refinance its debt;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);
Ford Credit Related:
•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades or otherwise;

•	Higher-than-expected credit losses;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
General:
•	Labor or other constraints on Ford’s or our ability to restructure its or our business;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);

•	Currency or commodity price fluctuations; and

•	Changes in interest rates.
We cannot be certain that any expectations, forecasts or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For additional discussion of these risk factors, see Item 1A of Part I of our 2006 10-K Report and Item 1A of Part I of Ford’s 2006 10-K Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our 2006 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2007, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by $74 million over the next twelve months, compared with $86 million at December 31, 2006. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (''CEO’’), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (''CFO’’) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the ''Exchange Act’’), as of June 30, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
We entered into an agreement in July 2007 to sell a portion of our ownership in Volvofinans to the Sixth Swedish National Pension Fund (“AP6”). Volvofinans has been jointly owned by AB Volverkinvest, an investment company owned by the Volvo dealerships in Sweden, and us. When completed, AB Volverkinvest will continue to hold 50% of the shares, with AP6 holding 40%, and we will retain a 10% investment. Volvofinans finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden. This transaction is subject to approval from the Swedish Financial Supervisory Authority and the Swedish Competition Authority. The sale is expected to be completed by year end 2007.
Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed separately with the SEC and included as an exhibit to this report (without Financial Statements or Exhibits).
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
FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Kenneth R. Kent
(Kenneth R. Kent)
Vice Chairman, Chief Financial Officer and Treasurer

Date:	August 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC
(formerly Ford Motor Credit Company):
We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of June 30, 2007 and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2007 and 2006, the consolidated statement of shareholder’s interest/equity as of June 30, 2007 and 2006, and the consolidated statement of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, stockholder’s equity, and of cash flows for the year then ended, and in our report dated February 27, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
August 7, 2007

FORD MOTOR CREDIT COMPANY LLC
EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated August 7, 2007, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 — 4 of Part I and Items 1, 2, 4, and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. File No. 1-3950.