Form 10-Q
period 2007-09-30
FORD MOTOR CREDIT CO LLC
filed 2007-11-08
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

EXHIBIT INDEX APPEARS AT PAGE 41

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2007 and 2006
(in millions)

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$1,614	$1,443	$4,663	$4,143
Retail	884	938	2,580	2,770
Interest supplements and other support costs earned from affiliated companies	1,186	901	3,378	2,483
Wholesale	515	607	1,607	1,848
Other	43	53	133	163

Total financing revenue	4,242	3,942	12,361	11,407
Depreciation on vehicles subject to operating leases	(1,596)	(1,374)	(4,521)	(3,819)
Interest expense	(2,149)	(2,022)	(6,464)	(5,722)

Net financing margin	497	546	1,376	1,866
Other revenue
Investment and other income related to sales of receivables	97	169	308	542
Insurance premiums earned, net	43	40	130	142
Other income, net	546	554	964	689

Total financing margin and other revenue	1,183	1,309	2,778	3,239
Expenses
Operating expenses	445	482	1,451	1,491
Provision for credit losses (Note 4)	173	66	301	64
Insurance expenses	19	31	74	137

Total expenses	637	579	1,826	1,692

Income from continuing operations before income taxes	546	730	952	1,547
Provision for income taxes	212	278	363	543

Income from continuing operations before minority interests	334	452	589	1,004
Minority interests in net income of subsidiaries	0	0	0	0

Net income	$334	$452	$589	$1,004

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$8,033	$12,331
Marketable securities	4,626	10,161
Finance receivables, net (Note 2)	111,644	109,405
Net investment in operating leases (Note 3)	29,188	25,939
Retained interest in securitized assets	760	990
Notes and accounts receivable from affiliated companies	859	950
Derivative financial instruments (Note 8)	1,876	1,804
Other assets	5,259	5,752

Total assets	$162,245	$167,332

LIABILITIES AND SHAREHOLDER’S INTEREST/EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,862	$1,509
Affiliated companies	2,760	3,648

Total accounts payable	4,622	5,157
Debt (Note 6)	133,108	139,740
Deferred income taxes	5,610	6,783
Derivative financial instruments (Note 8)	838	296
Other liabilities and deferred income	5,041	3,588

Total liabilities	149,219	155,564

Minority interests in net assets of subsidiaries	3	3

Shareholder’s interest/equity
Capital stock and paid-in surplus	—	5,149
Shareholder’s interest	5,149	—
Accumulated other comprehensive income	1,545	825
Retained earnings	6,329	5,791

Total shareholder’s interest/equity	13,023	11,765

Total liabilities and shareholder’s interest/equity	$162,245	$167,332

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST/EQUITY
(in millions)

				Accumulated Other
				Comprehensive Income/(Loss)
	Capital
	Stock &	Share-		Unrealized	Foreign
	Paid-in	holder’s	Retained	Gain/(Loss)	Currency	Derivative
	Surplus	Interest	Earnings	on Assets	Translation	Instruments	Total
Balance at December 31, 2005	$5,142	$—	$5,871	$155	$188	$48	$11,404
2006 comprehensive income/(loss) activity:
Net income	—	—	1,004	—	—	—	1,004
Value of retained interest in securitized assets, net of tax	—	—	—	(14)	—	—	(14)
Change in marketable securities, net of tax	—	—	—	2	—	—	2
Foreign currency translation	—	—	—	—	376	—	376
Change in derivative instruments, net of tax	—	—	—	—	8	(31)	(23)

Total comprehensive income/(loss), net of tax	—	—	1,004	(12)	384	(31)	1,345
Cash dividends paid in 2006 and capital transactions	7	—	(963)	—	—	—	(956)

Balance at September 30, 2006 (Unaudited)	$5,149	$—	$5,912	$143	$572	$17	$11,793

Balance at December 31, 2006	$5,149	$—	$5,791	$93	$720	$12	$11,765
Adjustment for the adoption of FIN 48	—	—	(51)	—	—	—	(51)
Conversion of capital stock and paid-in surplus to shareholder’s interest	(5,149)	5,149	—	—	—	—	—
2007 comprehensive income/(loss) activity:
Net income	—	—	589	—	—	—	589
Value of retained interest in securitized assets, net of tax	—	—	—	(27)	—	—	(27)
Change in marketable securities, net of tax	—	—	—	(18)	—	—	(18)
Foreign currency translation	—	—	—	—	777	—	777
Change in derivative instruments, net of tax	—	—	—	—	(1)	(11)	(12)

Total comprehensive income/(loss), net of tax	—	—	589	(45)	776	(11)	1,309
Cash distributions/dividends paid in 2007 and capital transactions	—	—	—	—	—	—	—

Balance at September 30, 2007 (Unaudited)	$—	$5,149	$6,329	$48	$1,496	$1	$13,023

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2007 and 2006
(in millions)

	Nine Months
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net income	$589	$1,004
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	301	64
Depreciation and amortization	4,947	4,064
Net gain on sales of finance receivables	(5)	(84)
Net change in deferred income taxes	(1,151)	197
Net change in other assets	195	179
Net change in other liabilities	790	401
All other operating activities	314	417

Net cash provided by operating activities	5,980	6,242

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(30,111)	(35,871)
Collection of finance receivables (other than wholesale)	28,073	26,933
Purchase of operating lease vehicles	(12,616)	(11,963)
Liquidation of operating lease vehicles	6,018	4,842
Net change in wholesale receivables	2,202	6,251
Net change in retained interest in securitized assets	291	525
Net change in notes receivable from affiliated companies	153	24
Proceeds from sales of receivables and retained interests	697	3,956
Purchases of marketable securities	(7,657)	(13,830)
Proceeds from sales and maturities of marketable securities	13,336	11,101
Proceeds from sale of business	157	—
Net change in derivatives	(33)	82
All other investing activities	24	22

Net cash provided by/(used in) investing activities	534	(7,928)

Cash flows from financing activities
Proceeds from issuance of long-term debt	23,393	32,151
Principal payments on long-term debt	(31,633)	(32,379)
Change in short-term debt, net	(2,224)	(697)
Cash distributions/dividends paid	—	(950)
All other financing activities	(48)	(59)

Net cash used in financing activities	(10,512)	(1,934)

Effect of exchange rate changes on cash and cash equivalents	(300)	228

Net change in cash and cash equivalents	(4,298)	(3,392)

Cash and cash equivalents, beginning of period	12,331	14,798

Cash and cash equivalents, end of period	$8,033	$11,406

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
Cash for On-Balance Sheet Securitizations
The cash balances to be used only to support on-balance sheet securitizations were $4.4 billion and $3.7 billion at September 30, 2007 and December 31, 2006, respectively. These balances are generally held by VIEs of which we are the primary beneficiary and are included in Cash and cash equivalents.
Other Income
Other income, net consists primarily of investment income and gains/losses related to market valuation adjustments from derivatives. Investment income, which includes primarily income related to cash, cash equivalents and marketable securities, was $206 million and $197 million in the third quarter of 2007 and 2006, respectively, and $723 million and $548 million in the first nine months of 2007 and 2006, respectively. Additional financial information regarding derivatives is shown in Derivative Financial Instruments and Hedging Activities, Note 8.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FINANCE RECEIVABLES
Net finance receivables at September 30, 2007 and December 31, 2006 were as follows (in millions):

	September 30,	December 31,
	2007	2006
	(Unaudited)
Retail	$75,124	$71,347
Wholesale	34,023	35,227
Other	3,372	3,815

Total finance receivables, net of unearned income (a)(b)	112,519	110,389
Less: Allowance for credit losses	(875)	(984)

Finance receivables, net	$111,644	$109,405

(a)	At September 30, 2007 and December 31, 2006, includes $1.8 billion and $1.9 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At September 30, 2007 and December 31, 2006, includes finance receivables of $58.8 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
NOTE 3. NET INVESTMENT IN OPERATING LEASES
Net investment in operating leases at September 30, 2007 and December 31, 2006 were as follows (in millions):

	September 30,	December 31,
	2007	2006
	(Unaudited)
Vehicles, at cost, including initial direct costs	$37,142	$33,012
Less: Accumulated depreciation	(7,818)	(6,947)
Less: Allowance for credit losses	(136)	(126)

Net investment in operating leases (a)	$29,188	$25,939

(a)	At September 30, 2007 and December 31, 2006, includes net investment in operating leases of $17.1 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Balance, beginning of period	$1,010	$1,360	$1,110	$1,586
Provision for credit losses	173	66	301	64
Deductions
Charge-offs before recoveries	282	250	755	695
Recoveries	(98)	(110)	(339)	(361)

Net charge-offs	184	140	416	334
Other changes, principally amounts related to finance receivables sold and translation adjustments	(12)	19	(16)	49

Net deductions	172	159	400	383

Balance, end of period	$1,011	$1,267	$1,011	$1,267

NOTE 5. VARIABLE INTEREST ENTITIES
We consolidate VIEs in which we are the primary beneficiary. We use special purpose entities (“SPEs”) that are considered VIEs for most of our on-balance sheet securitizations. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Consolidated VIE assets of $73.1 billion and $69.5 billion are included in our balance sheet at September 30, 2007 and December 31, 2006, respectively. These consolidated VIE assets include $4.3 billion and $3.7 billion of cash and cash equivalents and $68.8 billion and $65.8 billion of receivables and beneficial interests in net investment in operating leases at September 30, 2007 and December 31, 2006, respectively.
We have investments in other entities determined to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure ($72 million and $182 million at September 30, 2007 and December 31, 2006, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.
In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. All of these sales constitute sales for legal purposes, but some of the sales do not satisfy the requirements for accounting sale treatment. The outstanding balance of these finance receivables was approximately $4.0 billion and $5.2 billion at September 30, 2007 and December 31, 2006, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. DEBT
At September 30, 2007 and December 31, 2006, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		September 30,	December 31,
	2007	2006	2007	2006	2007	2006
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	5.7%	5.4%			$12,061	$16,480
Other asset-backed short-term debt (c)	5.8%	5.7%			5,215	1,197
Ford Interest Advantage (d)	6.1%	6.1%			5,331	5,611
Unsecured commercial paper	7.5%	6.7%			541	400
Other short-term debt (e)	6.8%	5.8%			1,053	2,142

Total short-term debt	5.9%	5.6%	6.0%	5.8%	24,201	25,830

Long-term debt
Senior indebtedness
Notes payable within one year					12,616	17,256
Notes payable after one year (f)					51,955	54,874
Unamortized discount					(94)	(103)
Asset-backed debt (c)
Notes payable within one year					19,751	17,330
Notes payable after one year					24,679	24,553

Total long-term debt (g)	6.4%	6.1%	6.2%	5.9%	108,907	113,910

Total debt	6.3%	6.0%	6.2%	5.9%	$133,108	$139,740

(a)	Third quarter 2007 and fourth quarter 2006 average contractual rates exclude the effects of derivatives and facility fees.

(b)	Third quarter 2007 and fourth quarter 2006 weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $53 million and $27 million with affiliated companies at September 30, 2007 and December 31, 2006, respectively.

(f)	Includes $154 million and $150 million with affiliated companies at September 30, 2007 and December 31, 2006, respectively.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflects the rates for both notes payable within one year and notes payable after one year.

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
Income Statement Effect of Derivative Instruments
The following table summarizes the estimated pre-tax gains / (losses) for each type of hedge designation (in millions):

	Third Quarter		Nine Months		Income Statement
	2007	2006	2007	2006	Classification
	(Unaudited)		(Unaudited)
Fair value hedges
Ineffectiveness	$—	$1	$—	$10	Other income
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	4	—	16	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (a)(b)	—	13	—	78	Other income
Derivatives not designated as hedging instruments
Interest rate swaps	257	275	35	(167)	Other income
Foreign currency swaps and forward contracts (a)	(47)	(138)	(497)	(182)	Other income
Other	0	—	0	—	Other income

(a)	These gains/(losses) were related to foreign currency derivatives and were substantially offset by net revaluation impacts on foreign denominated debt, which were recorded to the same income statement line item as the hedge gains/(losses).

(b)	Represents the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates.
Balance Sheet Effect of Derivative Instruments
The following table summarizes the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, which allow us to settle positive and negative positions with the same counterparty on a net basis:

	September 30, 2007			December 31, 2006
	(Unaudited)
		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)
Fair value hedges	$—	$—	$—	$1	$111	$1
Derivatives not designated as hedging instruments (a)	178	2,236	1,198	158	2,334	936
Impact of netting agreements	—	(360)	(360)	—	(641)	(641)

Total derivative financial instruments	$178	$1,876	$838	$159	$1,804	$296

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 9. OTHER ACTIONS
Employee Separation Actions
In the first nine months of 2007, we recognized pre-tax charges of $43 million in Operating expenses primarily for employee separation actions (excluding costs for retirement plan and postretirement health care and life insurance benefits) announced in 2006 in the United States and in the first quarter of 2007 in Canada. These actions were associated with our business transformation initiative to consolidate branches into our existing service centers in North America. In addition, in the first nine months of 2007, we incurred charges of $71 million for retirement plan and postretirement health care and life insurance benefits related to these actions. Refer to our 2006 10-K Report for a more detailed description of our employee separation actions.
Sale of Business
During the third quarter of 2007, we sold a majority of our interest in AB Volvofinans, an unconsolidated subsidiary that finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden. As a result of the transaction, we received $157 million as proceeds from the sale and recognized a pre-tax gain of $51 million reported in Other Income, net.

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
Key operating data for our operating segments for the periods ended September 30 were as follows (in millions):

			Unallocated/Eliminations
	North	Inter-	Unallocated	Effect of
	America	national	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
	(Unaudited)
Third Quarter 2007
Revenue (a)	$3,818	$978	$205	$(73)	$132	$4,928
Income
Income from continuing operations before income taxes	219	122	205	—	205	546
Provision for income taxes	98	42	72	—	72	212
Income from continuing operations	121	80	133	—	133	334
Other disclosures
Depreciation on vehicles subject to operating leases	1,516	80	—	—	—	1,596
Interest expense	1,654	586	—	(91)	(91)	2,149
Provision for credit losses	137	36	—	—	—	173

Third Quarter 2006
Revenue (a)	$3,732	$868	$209	$(104)	$105	$4,705
Income
Income from continuing operations before income taxes	366	155	209	—	209	730
Provision for income taxes	151	54	73	—	73	278
Income from continuing operations	215	101	136	—	136	452
Other disclosures
Depreciation on vehicles subject to operating leases	1,285	89	—	—	—	1,374
Interest expense	1,701	455	—	(134)	(134)	2,022
Provision for credit losses	20	46	—	—	—	66

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North	Inter-	Unallocated	Effect of
	America	national	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
	(Unaudited)
First Nine Months 2007
Revenue (a)	$11,325	$2,880	$(148)	$(294)	$(442)	$13,763
Income
Income from continuing operations before income taxes	651	449	(148)	—	(148)	952
Provision for income taxes	258	157	(52)	—	(52)	363
Income from continuing operations	393	292	(96)	—	(96)	589
Other disclosures
Depreciation on vehicles subject to operating leases	4,288	233	—	—	—	4,521
Interest expense	5,099	1,687	—	(322)	(322)	6,464
Provision for credit losses	234	67	—	—	—	301
Finance receivables and net investment in operating leases	108,383	40,061	1	(7,613)	(7,612)	140,832
Total assets	123,700	45,397	1	(6,853)	(6,852)	162,245

First Nine Months 2006
Revenue (a)	$10,979	$2,555	$(377)	$(377)	$(754)	$12,780
Income
Income from continuing operations before income taxes	1,385	539	(377)	—	(377)	1,547
Provision for income taxes	486	189	(132)	—	(132)	543
Income from continuing operations	899	350	(245)	—	(245)	1,004
Other disclosures
Depreciation on vehicles subject to operating leases	3,585	234	—	—	—	3,819
Interest expense	4,880	1,316	—	(474)	(474)	5,722
Provision for credit losses	(32)	96	—	—	—	64
Finance receivables and net investment in operating leases	111,246	36,688	9	(12,943)	(12,934)	135,000
Total assets	133,785	41,093	9	(11,870)	(11,861)	163,017

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. GUARANTEES AND INDEMNIFICATIONS
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material.
At September 30, 2007, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated affiliates and third parties: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford and joint ventures, and certain third parties. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $516 million; of this amount, $143 million was counter-guaranteed by Ford to us. No losses have been recorded for these guarantees.
Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the third quarter of 2007, there were no significant changes to our indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Third Quarter 2007 Compared with Third Quarter 2006
In the third quarter of 2007, net income was $334 million, down $118 million compared with a year ago. On a pre-tax basis from continuing operations, we earned $546 million in the third quarter of 2007, down $184 million compared with a year ago.
The decrease in pre-tax earnings primarily reflected, each with about a $100 million impact:
•	A higher provision for credit losses primarily related to the non-recurrence of credit loss reserve reductions;

•	Unfavorable lease residual performance reflected in higher depreciation expense for leased vehicles; and

•	Lower financing margin primarily related to higher borrowing costs.
These factors were offset partially by:
•	A gain related to the sale of a majority of our interest in AB Volvofinans, and lower operating costs (total about $100 million).
In the third quarter of 2007 and 2006, pre-tax earnings included net gains related to market valuation adjustments from derivatives (unallocated risk management in the table below) in the amounts of $205 million and $209 million, respectively.
The following table shows the results of our operations by business segment for the third quarter of 2007 and 2006.

	Third Quarter
			2007
			Over/(Under)
	2007	2006	2006
	(in millions)
Income from continuing operations before income taxes
North America segment	$219	$366	$(147)
International segment	122	155	(33)
Unallocated risk management	205	209	(4)

Income from continuing operations before income taxes	546	730	(184)
Provision for income taxes and minority interests	(212)	(278)	66

Total net income	$334	$452	$(118)

The decrease in North America segment pre-tax earnings primarily reflected higher provision for credit losses primarily related to lower credit loss reserve reductions and unfavorable lease residual performance as reflected in higher depreciation expense for leased vehicles. These factors were offset partially by lower expenses, primarily reflecting improved operating costs.
The decrease in International segment pre-tax earnings primarily reflected lower financing margin primarily reflecting higher borrowing costs. This was offset partially by a gain related to the sale of a majority of our interest in AB Volvofinans.
For additional information on our unallocated risk management business segment, see Note 10 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
First Nine Months 2007 Compared with First Nine Months 2006
In the first nine months of 2007, net income was down $415 million compared with a year ago. Our income from continuing operations before income taxes was down $595 million.
The decrease in pre-tax earnings primarily reflected:
•	Lower financing margin primarily related to higher borrowing costs (about $400 million);

•	Unfavorable lease residual performance reflected in higher depreciation expense for leased vehicles (about $300 million);

•	A higher provision for credit losses primarily related to lower credit loss reserve reductions (about $200 million); and

•	Higher other costs primarily due to our North American business transformation initiative (about $100 million).
These factors were offset partially by:
•	Lower net losses related to market valuation adjustments from derivatives (about $200 million); and

•	Lower expenses primarily reflecting improved operating costs (about $200 million).
In the first nine months of 2007 and 2006, pre-tax earnings included net losses related to market valuation adjustments from derivatives (unallocated risk management in the table below) in the amounts of $148 million and $377 million, respectively.
Results of our operations by business segment for the first nine months of 2007 and 2006 are shown below.

	First Nine Months
			2007
			Over/(Under)
	2007	2006	2006
	(in millions)
Income from continuing operations before income taxes
North America segment	$651	$1,385	$(734)
International segment	449	539	(90)
Unallocated risk management	(148)	(377)	229

Income from continuing operations before income taxes	952	1,547	(595)
Provision for income taxes and minority interests	(363)	(543)	180

Total net income	$589	$1,004	$(415)

The decrease in North America segment pre-tax earnings primarily reflected unfavorable lease residual performance as reflected in higher depreciation expense for leased vehicles, lower financing margin primarily related to higher borrowing costs, higher provision for credit losses primarily related to lower credit loss reserve reductions and the costs associated with our business transformation initiative. These factors were offset partially by lower expenses, primarily reflecting improved operating costs.
The decrease in International segment pre-tax earnings primarily reflected lower financing margin primarily reflecting higher borrowing costs, offset partially by a gain related to the sale of a majority of our interest in AB Volvofinans, a lower provision for credit losses, favorable currency exchange rates and lower operating costs.
The change in unallocated risk management income reflected lower net losses related to market valuation adjustments from derivatives primarily related to movements in interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(in thousands)
North America Segment
United States	349	471	1,008	1,312
Canada	54	55	148	146

Total North America segment	403	526	1,156	1,458

International Segment
Europe	170	173	541	540
Other international	53	60	159	181

Total International segment	223	233	700	721

Total contract placement volume	626	759	1,856	2,179

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	45%	56%	39%	48%
Wholesale	79	80	79	80
Europe
Financing share — Ford
Retail installment and lease	26%	28%	26%	26%
Wholesale	95	95	96	95
North America Segment
In the third quarter of 2007, our total contract placement volumes were 403,000, down 123,000 contracts from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, lower used vehicle contract volumes and our lower U.S. Ford, Lincoln and Mercury financing share. This lower financing share is primarily due to changes in the types of Ford’s marketing programs that emphasized to a greater degree in 2006 the use of special-rate financing through us.
In the first nine months of 2007, our total contract placement volumes were 1,156,000, down 302,000 contracts from a year ago, reflecting the causal factors described above.
International Segment
In the third quarter of 2007, our total contract placement volumes were 223,000, down 10,000 contracts from a year ago. The decrease primarily reflected lower volumes in Latin America and Europe.
In the first nine months of 2007, our total International contract placement volumes were 700,000, down 21,000 contracts from a year ago. The decrease primarily reflected lower volumes in Latin America and Asia Pacific.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	September 30,	December 31,
	2007	2006
	(in billions)
Receivables

On-Balance Sheet
Finance receivables
Retail installment	$74.3	$70.4
Wholesale	34.0	35.2
Other	3.3	3.8

Total finance receivables, net	111.6	109.4
Net investment in operating leases	29.2	25.9

Total on-balance sheet*	$140.8	$135.3

Memo: Allowance for credit losses included above	$1.0	$1.1

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$7.6	$12.2
Wholesale	—	—
Other	—	—

Total finance receivables	7.6	12.2
Net investment in operating leases	—	—

Total securitized off-balance sheet	$7.6	$12.2

Managed
Finance receivables
Retail installment	$81.9	$82.6
Wholesale	34.0	35.2
Other	3.3	3.8

Total finance receivables, net	119.2	121.6
Net investment in operating leases	29.2	25.9

Total managed	$148.4	$147.5

Serviced	$149.5	$149.5

*	At September 30, 2007 and December 31, 2006, includes finance receivables of $58.8 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at September 30, 2007 and December 31, 2006, includes net investment in operating leases of $17.1 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
Managed Receivables increased from year-end 2006, primarily reflecting changes in currency exchange rates and higher U.S. net investment in operating leases, offset partially by lower U.S. retail installment and wholesale receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
At September 30, 2007, in the United States and Canada, Ford is obligated to pay us $5.5 billion of interest supplements (including supplements related to sold receivables) and about $900 million of residual value support over the terms of the related finance contracts compared with $5.2 billion and about $900 million at June 30, 2007 and $4.6 billion and about $900 million at December 31, 2006. The increase in interest supplements primarily reflects changes in Ford’s marketing programs that emphasized special-rate financing programs available only through us.
Beginning in 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford plans to pay interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. Ford will continue to pay interest supplements and residual value support to us on contracts purchased prior to 2008 consistent with the present agreement, satisfying these obligations to us by the end of 2011. These changes are expected to result in accelerated payments of about $5 billion through 2009 that otherwise under the present method would have been paid after 2009. These changes will not have a significant impact on our income statement or our statement of shareholder’s interest/equity.

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

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(in millions)
Charge-offs

On-Balance Sheet
Retail installment and lease	$170	$132	$388	$307
Wholesale	13	6	25	25
Other	1	2	3	2

Total on-balance sheet	$184	$140	$416	$334

Reacquired Receivables (retail)*	$0	$0	$0	$2

Securitized Off-Balance Sheet
Retail installment and lease	$16	$21	$48	$63
Wholesale	—	—	—	—
Other	—	—	—	—

Total securitized off-balance sheet	$16	$21	$48	$63

Managed
Retail installment and lease	$186	$153	$436	$372
Wholesale	13	6	25	25
Other	1	2	3	2

Total managed	$200	$161	$464	$399

Loss-to-Receivables Ratios

On-Balance Sheet
Retail installment and lease	0.66%	0.55%	0.52%	0.45%
Wholesale	0.16	0.07	0.10	0.09
Total including other	0.53%	0.41%	0.40%	0.33%

Managed
Retail installment and lease	0.67%	0.56%	0.53%	0.46%
Wholesale	0.16	0.07	0.10	0.09
Total including other	0.54%	0.43%	0.42%	0.36%

*	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR Owner Trust retail securitization program (“FCAR”) in the second quarter of 2003.
Charge-offs and loss-to-receivables ratios for our on-balance sheet and managed portfolios increased from a year ago. These increases, principally in the U.S. retail installment and lease portfolio, primarily reflect higher loss severity as described in the following section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 60% of our worldwide managed portfolio of retail installment receivables and net investment in operating leases at September 30, 2007. Trends and causal factors are consistent with the worldwide results described in the preceding section, with repossessions down 1,000 units in the third quarter of 2007 from a year ago, consistent with fewer accounts outstanding. Severity was higher by $1,000 per unit from a year ago, consistent with an increase in amount financed for vehicles repossessed in our portfolio, and a higher mix of 72-month contracts.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
On-Balance Sheet
Charge-offs (in millions)	$118	$90	$262	$196
Loss-to-receivables ratios	0.79%	0.63%	0.60%	0.49%

Managed
Charge-offs (in millions)	$129	$104	$292	$242
Loss-to-receivables ratios	0.78%	0.62%	0.60%	0.50%

Other Metrics — Serviced
Repossessions (in thousands)	19	20	54	62
Repossession ratios (a)	1.95%	1.91%	1.82%	1.93%
Severity (Average loss per repossession)	$7,500	$6,500	$7,000	$6,200
New bankruptcy filings (in thousands)	7	6	20	15
Over-60 day delinquency ratio (b)	0.22%	0.18%	0.18%	0.15%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
Allowance for Credit Losses
Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (net finance receivables and net investment in operating leases) for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in ‘‘Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 of Part II of our 2006 10-K Report.

	September 30,	December 31,
	2007	2006
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$957	$1,027
Wholesale	52	76
Other	2	7

Total allowance for credit losses	$1,011	$1,110

As a Percentage of End-of-Period Receivables
Retail installment and lease	0.92%	1.05%
Wholesale	0.15	0.22
Total including other	0.71%	0.81%
Our allowance for credit losses totaled $1,011 million at September 30, 2007, down $99 million from year-end 2006, and about equal to June 30, 2007. The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels. Reductions in our allowance for credit losses since the end of 2006 are consistent with a higher quality retail installment and lease portfolio. Certain of our key credit loss metrics (repossession ratio, over-60 day delinquency ratio and new bankruptcy filings) are near historically low levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Residual Risk
We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We have increased depreciation expense for vehicles subject to operating leases in our North America portfolio, reflecting higher lease volumes and an increase in the percentage of vehicles returned to us at lease termination. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2006 10-K Report.
North America Retail Operating Lease Experience
We use various statistics to monitor our residual risk:
•	Placement volume measures the number of leases we purchase in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and

•	Return volume reflects the number of vehicles returned to us by customers at lease end.
The following table shows operating lease placement, termination and return volumes for our North America segment, which accounted for about 97% of our total investment in operating leases at September 30, 2007:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(in thousands)
Placements	127	100	376	353
Terminations	98	88	297	260
Returns	78	65	235	184

Memo:
Return rates	80%	74%	79%	71%
In the third quarter of 2007, placement volumes were up 27,000 units compared with the same period a year ago, consistent with industry trends. Termination and return volumes increased 10,000 units and 13,000 units, respectively, compared with a year ago, primarily reflecting growth in lease placements since 2004 and higher return rates, particularly with respect to trucks and sport utility vehicles, consistent with a general shift in consumer preferences away from these types of vehicles.
In the first nine months of 2007, placement volumes were up 23,000 units compared with the same period a year ago. Termination and return volumes increased 37,000 units and 51,000 units, respectively, consistent with the causal factors described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant third quarter 2007 vehicle mix for lease terms comprising about 75% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(in thousands)
Returns
24-Month term	18	18	65	37
36-Month term	16	11	46	47
39-Month/Other term	9	5	28	8

Total returns	43	34	139	92

Memo:
Return rates	83%	79%	83%	72%

Auction Values at Constant Third Quarter 2007 Vehicle Mix
24-Month term	$16,685	$15,740	$16,820	$16,810
36-Month term	14,195	13,620	14,540	14,135
In the third quarter of 2007, Ford, Lincoln and Mercury brand U.S. return volumes were up 9,000 units compared with the same period a year ago, primarily reflecting growth in lease placement volume since 2004 and higher return rates. Auction values at constant third quarter 2007 mix for 24-month and 36-month lease vehicles were up about $945 per unit and $575 per unit, respectively, from year ago levels, primarily reflecting increased vehicle content on returned vehicles, however, third quarter 2007 auction values were not as high as our expectations when we purchased the contracts.
In the first nine months of 2007, trends and causal factors compared with the same period a year ago were consistent with those described above.

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
In September 2007, S&P placed our long-term debt on “CreditWatch” with positive implications. The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings and the outlook presently assigned to us by these NRSROs:

NRSRO RATINGS*
DBRS			Fitch			Moody’s			S&P
Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term**	Term	Outlook
B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Watch Positive

*	The SEC recognized Rating and Investment Information, Inc. (“R&I”) and Japan Credit Rating Agency, Ltd. (“JCR”) as NRSROs in May 2007 and September 2007, respectively. Both agencies assign long-term issue ratings to our February 2005 ¥160 billion 1.71% issuance which matures in February 2008. R&I assigns a rating of BB- with a negative outlook and JCR assigns a rating of B+ with a negative outlook.

**	S&P presently assigns FCE Bank plc (“FCE”) a long-term rating of B+, a one notch positive differential versus Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding
Our funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing us to meet our short-term funding obligations. As a result of lower credit ratings over the past few years, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market, we have increased our use of securitization funding as it is presently more cost effective than unsecured funding and allows us access to a broad investor base. We plan to meet a significant portion of our 2007 funding requirements through securitizations and to continue to expand and diversify our asset-backed funding by asset class and region. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various financial institutions in Europe for full service leasing and retail financing). We are continuing to pursue such alternative business arrangements.
Consistent with the overall market, we were impacted by volatility in the asset-backed commercial paper market during the third quarter of 2007. As a result, our FCAR program issued a majority of commercial paper with overnight maturities and at higher costs for a period of several weeks in late August 2007 and early September 2007. To temporarily reduce the FCAR commercial paper outstanding (by about $3 billion), we elected not to sell additional asset-backed securities to FCAR and called several pools of receivables backing asset-backed securities owned by FCAR. We also experienced higher costs for several of our other committed liquidity programs as well as our public and private issuances. During the third quarter of 2007, we experienced about an $800 million reduction in our committed liquidity programs as part of our annual renewal processes.
If there were reductions in the market capacity for the types of asset-backed commercial paper used in our asset-backed funding, there could be increased risk to our available funding sources, particularly in the U.S., Europe, and Canada, our largest markets for asset-backed funding. As a result, we may need to reduce the amount of receivables and operating leases we purchase or originate. A significant reduction in our managed receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	September 30,	December 31,
	2007	2006
	(in billions)
Debt
Asset-backed commercial paper*	$12.1	$16.5
Other asset-backed short term debt*	5.2	1.2
Ford Interest Advantage	5.3	5.6
Unsecured commercial paper	0.5	0.4
Other short-term debt	1.1	2.1

Total short-term debt	24.2	25.8
Unsecured long-term debt (including notes payable within one year)	64.5	72.0
Asset-backed long-term debt (including notes payable within one year)*	44.4	41.9

Total debt	133.1	139.7

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	7.6	12.2
Retained interest	(0.8)	(1.0)

Total securitized off-balance sheet funding	6.8	11.2

Total debt plus securitized off-balance sheet funding	$139.9	$150.9

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%
Securitized funding to managed receivables	46	48
Short-term debt and notes payable within one year to total debt	42	43
Short-term debt and notes payable within one year to total capitalization	39	40

*	Obligations issued in securitizations that are payable out of collections on the underlying securitized assets and related enhancements.
At September 30, 2007, unsecured long-term debt (including notes payable within one year) was down about $8 billion from year-end 2006, primarily reflecting about $16 billion of debt maturities offset partially by about $7 billion of unsecured long-term debt issuance and about $1 billion increase in the debt balance due to changes in currency exchange rates. Asset-backed long-term debt (including notes payable within one year) was up about $3 billion from year-end 2006, reflecting asset-backed long-term debt issuance in excess of amortization of asset-backed debt. Securitized off-balance sheet funding was down about $4 billion from year-end 2006, primarily reflecting the amortization of previous securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Term Funding Plan
The following table shows our completed public and private term funding issuances in 2006 and through October 31, 2007 and our planned issuances for full year 2007:

	2007
	Full Year	Through	2006
	Forecast	October 31,	Actual
	(in billions)
Public Transactions
Unsecured	$6 – 8	$6	$9
Securitizations (a)	6 – 7	6	14

Total public transactions	$12 – 15	$12	$23

Private Transactions (b)	$23 – 26	$21	$29

(a)	Reflects new issuance; excludes whole loan sales and other structured financings.

(b)	Includes private term debt, securitizations, other structured financings and whole loan sales; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper programs.
Through October 31, 2007, we completed about $12 billion of public term funding transactions, including about $6 billion of unsecured long-term debt, about $5 billion of retail asset-backed securitizations in the U.S., and about $1 billion in a public retail asset-backed securitization transaction in Germany.
Through October 31, 2007, we completed about $21 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets. These private transactions included lease, wholesale and retail asset-backed securitizations and unsecured term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity
We define liquidity as cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, FCAR asset-backed commercial paper program and credit facilities) less asset-backed capacity in excess of eligible receivables and cash required to support on-balance sheet securitizations. We maintain multiple sources of liquidity to meet our short-term funding obligations.

	September 30,	December 31,
	2007	2006
	(in billions)
Cash, cash equivalents and marketable securities (a)	$12.0	$21.8

Committed liquidity programs	$35.1	$35.1	(b)
Asset-backed commercial paper (FCAR)	17.3	18.6
Asset-backed commercial paper (Motown NotesSM)	0.0	6.0
Credit facilities	3.2	3.8

Capacity	$55.6	$63.5

Capacity and cash	$67.6	$85.3	(b)
Less: Capacity in excess of eligible receivables	(3.2)	(15.2)
Less: Cash to support on-balance sheet securitizations	(4.4)	(3.7)

Liquidity	$60.0	$66.4	(b)
Less: Utilization	(32.8)	(30.7)

Liquidity available for use	$27.2	$35.7	(b)

(a)	Excluding marketable securities related to insurance activities.

(b)	As of January 1, 2007.
At September 30, 2007, the capacity of our liquidity sources and cash totaled $67.6 billion, of which $60 billion could be utilized (based on the availability of eligible assets and the level of cash required to support on-balance sheet securitizations). As of September 30, 2007, $32.8 billion was utilized, leaving $27.2 billion (including $7.6 billion of cash, cash equivalents and marketable securities, excluding marketable securities related to insurance activities) available for use. These amounts exclude programs that are dependent on extendible asset-backed commercial paper, including our Motown Notes program and $1.4 billion of committed liquidity programs, as there is presently a lack of investor demand.
Cash, Cash Equivalents and Marketable Securities. At September 30, 2007, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $12 billion, compared with $21.8 billion at year-end 2006. We ended 2006 with a high level of cash as a result of favorable funding opportunities late last year which pre-funded some of our 2007 first quarter maturities. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) primarily include short-term U.S. Treasury bills, federal agency discount notes, highly rated commercial paper, and bank time deposits with investment grade institutions. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash balances include amounts to be used only to support our on-balance sheet securitizations of $4.4 billion at September 30, 2007 and $3.7 billion at December 31, 2006.
Committed Liquidity Programs. We have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds of up to $29.1 billion at September 30, 2007 ($16.3 billion retail and $12.8 billion wholesale). These committed liquidity programs have varying maturity dates, with $20.9 billion having maturities within the next twelve months, and the balance having maturities between August 2009 and September 2011. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs. At September 30, 2007, $15.1 billion of these commitments were in use. These programs are extremely liquid funding sources as we are able to obtain funding from available capacity generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition, we have a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. At September 30, 2007, we had $3.8 billion of outstanding funding in this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Facilities
Our credit facilities were as follows on the dates indicated:

	September 30,	December 31,
	2007	2006
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.5	$1.1
FCE bank lines	2.7	2.7
Utilized amounts	(1.1)	(1.2)

Available credit facilities	$2.1	$2.6

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$17.3	$18.6
Motown NotesSM asset-backed commercial paper lines	0.3	0.3

Total asset-backed commercial paper lines	$17.6	$18.9

At September 30, 2007, we and our subsidiaries, including FCE, had $3.2 billion of contractually committed unsecured credit facilities with financial institutions, of which $2.1 billion were available for use. Of the lines available for use, 17% (or about $400 million) are committed through December 31, 2011, a majority are committed through June 30, 2009, and the remainder are committed for a shorter period of time. Of the $3.2 billion, about $500 million constitute Ford Credit bank lines (about $200 million global and about $300 million non-global) and $2.7 billion are FCE bank lines ($2.6 billion global and about $100 million non-global). The Ford Credit global credit facilities may be used, at our option, by any of our direct or indirect, majority owned subsidiaries. Similarly, the FCE global credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.
In addition, at September 30, 2007, banks provided $17.6 billion of contractually committed liquidity facilities to support our two on-balance sheet asset-backed commercial paper programs; $17.3 billion supported our FCAR program and $300 million supported our Motown NotesSM wholesale securitization program (“Motown Notes”). Of the contractually committed liquidity facilities, 46% (or about $8 billion) are committed through June 30, 2012, and the remainder are committed for a shorter period of time. Utilization of each of these facilities is subject to conditions specific to each program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At September 30, 2007, $17 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining $300 million of FCAR’s bank liquidity facilities were available to support FCAR’s purchase of our asset-backed securities. The Motown Notes program must be supported by liquidity facilities equal to at least 5% of its outstanding balance. The Motown Notes program bank liquidity facilities are available to support the issuance of Motown Notes, but these facilities cannot be accessed directly to fund the purchase of our wholesale receivables. We are not presently issuing Motown Notes and do not intend to use this program in the foreseeable future as there is presently a lack of investor demand for extendible commercial paper. At September 30, 2007, the outstanding balances were $12.3 billion for the FCAR program and zero for the Motown Notes program.
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
The following table illustrates our worldwide activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(in billions)
North America segment
Public retail	$—	$—	$—	$—
Retail conduit	—	0.5	0.7	1.5
Motown Notes program	—	—	—	—
Public wholesale	—	—	—	—
Canada and other	—	—	—	—

Total North America segment	—	0.5	0.7	1.5
International segment
Europe
Public retail	—	—	—	0.1
Retail conduit	—	—	—	0.1

Total Europe	—	—	—	0.2
Asia-Pacific	—	0.3	—	0.3
Latin America	—	0.3	—	1.0

Total International segment	—	0.6	—	1.5

Net proceeds	—	1.1	0.7	3.0
Whole-loan sales	—	—	—	1.0

Total net proceeds	$—	$1.1	$0.7	$4.0

In the first nine months of 2007, total net proceeds from off-balance sheet securitizations were about $700 million, down $3.3 billion compared with a year ago. The decrease in net proceeds reflected lower utilization of off-balance sheet securitizations and whole-loan sales transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The Effect of Off-Balance Sheet Receivables Sales Activity on Financial Reporting
The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(in millions)
Servicing fees	$28	$45	$99	$157
Interest income on retained interests	9	8	27	24
Net gain on sales of receivables	—	30	5	84
Income on residual interest and other	60	86	177	277

Investment and other income related to sales of receivables	97	169	308	542
Less: Whole-loan income	(10)	(15)	(32)	(35)

Income related to off-balance sheet securitizations	$87	$154	$276	$507

Memo:
Finance receivables sold (in billions)	$—	$1.1	$0.8	$4.2
Servicing portfolio as of period-end (in billions)	8.7	15.4	8.7	15.4
Pre-tax gain per dollar of retail receivables sold	—	2.7%	0.6%	2.0%
In the third quarter and first nine months of 2007, income related to off-balance sheet securitizations declined $67 million and $231 million, respectively, compared with a year ago. The declines primarily reflected amortization of the off-balance sheet securitization portfolio.
The following table shows, on an analytical basis, the earnings impact of our off-balance sheet securitizations as if we had reported them on-balance sheet and funded them through on-balance sheet asset-backed financings for the periods indicated:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(in millions)
Retail revenue	$160	$258	$570	$884
Borrowing cost	(91)	(134)	(322)	(474)

Net financing margin	69	124	248	410
Net credit losses	(16)	(21)	(48)	(63)

Income before income taxes	$53	$103	$200	$347

Memo:
Income related to off-balance sheet securitizations	$87	$154	$276	$507
Recalendarization impact of off-balance sheet securitizations	34	51	76	160
In the third quarter and first nine months of 2007, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $34 million and $76 million higher, respectively, than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations increases or decreases over time. All other things being equal, in a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero.

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
We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We refer to our shareholder’s interest and our historical stockholder’s equity as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt

Statement	=	Equity
Leverage

Retained
Interest in
				Securitized		Securitized		Cash, Cash
				Off-balance		Off-balance		Equivalents &		Adjustments for
				Sheet		Sheet		Marketable		Hedge Accounting
Managed Leverage	=	Total Debt	+	Receivables	-	Receivables	-	Securities*	-	on Total Debt

				Equity	+	Minority Interest	-	Adjustments for Hedge Accounting on Equity

*	Excludes marketable securities related to insurance activities.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2007	2006
Total debt	$133.1	$139.7
Total equity	13.0	11.8
Financial statement leverage (to 1)	10.2	11.9
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2007	2006
Total debt	$133.1	$139.7
Securitized off-balance sheet receivables outstanding	7.6	12.2
Retained interest in securitized off-balance sheet receivables	(0.8)	(1.0)
Adjustments for cash, cash equivalents and marketable securities*	(12.0)	(21.8)
Adjustments for hedge accounting	0.0	(0.1)

Total adjusted debt	$127.9	$129.0

Total equity (including minority interest)	$13.0	$11.8
Adjustments for hedge accounting	(0.3)	(0.5)

Total adjusted equity	$12.7	$11.3

Managed leverage (to 1)	10.1	11.4

*	Excludes marketable securities related to insurance activities.
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2007, our managed leverage was 10.1 to 1, compared with 11.4 to 1 at December 31, 2006.
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
We expect pre-tax earnings to be about $1.3 billion to $1.4 billion this year, excluding the impact of gains and losses related to market valuation adjustments from derivatives, consistent with our previous estimate.
The lower earnings expected in 2007 compared with 2006 primarily reflect higher borrowing costs, lower credit loss reserve reductions, higher depreciation expense for leased vehicles and the costs associated with our North American business transformation initiative. We expect reductions in other operating costs to be a partial offset.
We plan to target managed leverage between 11 to 1 and 12 to 1 in 2008, and as such, we plan to resume paying regular distributions or dividends beginning in 2008. Dependent upon maintaining managed leverage at targeted levels, we forecast these distributions to total about $5 billion through 2009.
At year-end 2007, we anticipate managed receivables to be in the range of $145 to $150 billion. Compared with our prior projection of about $145 billion, the increase primarily reflects changes in currency exchange rates. We expect the funding structure required for this level of managed receivables to be the following (in billions, except for percentages).

December 31,
2007
Funding Structure
Ford Interest Advantage	$5 – 6
Asset-backed commercial paper	13 – 15
Term asset-backed securities	56 – 58
Term debt and other	68 – 72
Equity	13
Cash, cash equivalents and marketable securities*	(12) – (14)

Total funding structure	$145 – 150

Memo:
Securitized funding as a percentage of managed receivables	48 – 50%

*	Excludes marketable securities related to insurance activities.
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
Automotive Related:
•	Continued decline in Ford’s market share;

•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;

•	An increase in or acceleration of market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;

•	A significant decline in industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Continued or increased high prices for or reduced availability of fuel;

•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;

•	Economic distress of suppliers that has in the past or may in the future require Ford to provide financial support or take other measures to ensure supplies of components or materials;

•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	Single-source supply of components or materials;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•	Increased safety, emissions (e.g., CO2), fuel economy or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures and/or sales restrictions;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on our results from a decrease in or cessation of government incentives;

•	Adverse effects on Ford’s operations resulting from geo-political or other events;

•	Substantial negative operating-related cash flows for the near- to medium-term affecting Ford’s ability to meet its obligations, invest in its business or refinance its debt;

•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);
Ford Credit Related:
•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption or otherwise;

•	Higher-than-expected credit losses;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
General:
•	Labor or other constraints on Ford’s or our ability to restructure its or our business;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);

•	Currency or commodity price fluctuations; and

•	Changes in interest rates.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our 2006 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2007, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by $54 million over the next twelve months, compared with $86 million at December 31, 2006. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (‘‘CEO’’), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (‘‘CFO’’) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of September 30, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
We entered into an agreement in July 2007 to sell a majority of our interest in AB Volvofinans. The transaction was completed in September 2007.
In October 2007, FCE agreed with a third party to establish a joint venture finance company. The transaction is subject to certain conditions, including regulatory approval. If the transaction is completed, FCE will transfer the majority of its business and assets from four European locations, constituting approximately 5% of FCE’s current balance sheet, into the joint venture. The joint venture will support the sale of Ford vehicles in these markets.
Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed separately with the SEC and included as an exhibit to this report (without Financial Statements or Exhibits).
ITEM 6. EXHIBITS
Exhibits: please refer to the Exhibit Index on page 41.
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

Date: November 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC
(formerly Ford Motor Credit Company):
We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of September 30, 2007 and the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 2007 and 2006, the consolidated statement of shareholder’s interest/equity as of September 30, 2007 and 2006, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 8, 2007

FORD MOTOR CREDIT COMPANY LLC
EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated November 8, 2007, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 – 4 of Part I and Items 1, 2 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. File No. 1-3950.