Form 10-K
period 2007-12-31
FORD MOTOR CREDIT CO LLC
filed 2008-02-27
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-6368
Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of organization) One American Road, Dearborn, Michigan	(I.R.S. employer identification no.) 48126
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code (313) 322-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

6 3/8% Notes due November 5, 2008	New York Stock Exchange
7 3/8% Notes due October 15, 2031	New York Stock Exchange
7.60% Notes due March 1, 2032	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
All of the limited liability company interest in the registrant (“Shares”) are held by an affiliate of the registrant. None of the Shares are publicly traded.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 54

PART I
ITEM 1. BUSINESS
Overview
Ford Motor Credit Company LLC (referred to herein as “Ford Credit”, the “Company”, “we”, “our” or “us”) was incorporated in Delaware in 1959 and converted to a limited liability company in 2007. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”). Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.
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
Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our primary financing products fall into three categories:
•	Retail financing — purchasing retail installment sale contracts and retail lease contracts from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchasers, to lease or purchase vehicle fleets;

•	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing; and

•	Other financing — making loans to dealers for working capital, improvements to dealership facilities, and to purchase or finance dealership real estate.
We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, purchase certain receivables of Ford and its subsidiaries and provide insurance services related to our financing programs.
We earn our revenue primarily from:
•	Payments made under retail installment sale contracts and leases that we purchase;

•	Interest supplements and other support payments from Ford and affiliated companies on special-rate financing programs; and

•	Payments made under wholesale and other dealer loan financing programs.
Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: Ford Credit North America (“North America Segment”) and Ford Financial International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. Additional financial information regarding our operations by business segments and operations by geographic regions is shown in Note 16 of our Notes to the Financial Statements.
North America Segment
We do business in all states in the United States and in all provinces in Canada. Our United States operations accounted for 62% and 65% of our total managed receivables at year-end 2007 and 2006, respectively, and our Canadian operations accounted for about 10% and 8% of our total managed receivables at year-end 2007 and 2006. Managed receivables include receivables included in off-balance sheet securitizations and exclude receivables sold in whole-loan sale transactions. For a discussion of how we review our business performance, including on a managed basis, see the “Overview” section in Item 7.

Item 1. Business (Continued)
In the United States and Canada, under the Ford Credit brand name, we provide financing services to and through dealers of Ford, Lincoln and Mercury brand vehicles and non-Ford vehicles also sold by these dealers and their affiliates. We provide similar financial services under the Jaguar, Land Rover, Mazda and Volvo brand names to and through Jaguar, Land Rover, Mazda, and Volvo dealers, respectively.
International Segment
Our International Segment includes operations in three main regions: Europe, Asia-Pacific and Latin America. Our Europe region is our largest international operation, accounting for 22% and 20% of our total managed receivables at year-end 2007 and 2006, respectively. Within the International Segment our Europe region accounted for 79% and 76% of our managed receivables at year-end 2007 and 2006, respectively. Most of our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and operates branches in 15 other European countries. In addition, FCE has operating subsidiaries in the United Kingdom, Finland, Hungary, Poland and the Czech Republic that provide a variety of wholesale, leasing and retail vehicle financing. In our largest European markets, Germany and the United Kingdom, FCE offers most of our products and services under the Ford Credit/Bank, Volvo Car Finance, Land Rover Financial Services, Jaguar Financial Services and Mazda Credit/Bank brands. In the U.K., FCE also offers products and services under the Volvo Car Finance brand while in Germany this is provided through a different Ford subsidiary. FCE generates most of our European revenue and contract volume from Ford Credit/Bank brand products and services. FCE, through our Worldwide Trade Financing division, provides financing to distributors/importers in countries where typically there is no established local Ford presence. The Worldwide Trade Financing division currently provides financing in over 70 countries. In addition, other private label operations and outsourcing arrangements exist in several Central and Eastern European markets. In the Asia-Pacific region, we operate in Australia, Japan, Taiwan, Thailand and China. In the Latin America region, we operate in Mexico, Puerto Rico, Brazil, Chile and Argentina. We have joint ventures with local financial institutions and other third parties in various locations around the world.
Dependence on Ford
The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Ford’s 2007 10-K Report”), filed separately with the SEC and included as an exhibit to this Report (without financial statements and exhibits).
Ford has sponsored special-rate financing programs available only through us. Similar programs may be offered in the future. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford vehicles. As our funding costs have increased, our reliance on Ford-sponsored special-rate financing programs offered exclusively through us has grown in importance. For further discussion regarding interest supplements and other support costs earned from affiliated companies, see Note 15 of our Notes to the Financial Statements.
Competition
The automotive financing business is highly competitive due in part to web-based credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. Our principal competitors for retail and wholesale financing are:

Retail	Wholesale
• Banks	• Banks
• Independent finance companies	• Other automobile manufacturers’ affiliated finance companies
• Credit unions and savings and loan associations
• Leasing companies
• Other automobile manufacturers’ affiliated finance companies

Item 1. Business (Continued)
We compete mainly on the basis of service and financing rates. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. Through these policies we have built strong relationships with Ford’s dealer network that enhance our competitiveness. In addition to Ford-sponsored special-rate financing programs, our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables, and accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to optimize our competitive position. Higher funding costs and industry competition have weakened our competitive position. The ability to tailor our financing services to support Ford’s marketing plans gives us a competitive advantage in providing financing to Ford dealers and their customers. In addition, our size allows us to take advantage of economies of scale in both purchasing and servicing our receivables and leases.
Seasonal Variations
As a finance company, we own and manage a large portfolio of finance receivables and operating leases that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments. As a result, our overall financing revenues do not exhibit seasonal variations. However, throughout the automotive financing industry, credit losses before recoveries are typically higher in the first and fourth quarters of the year.
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
In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our credit standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically. Some of the applications are automatically evaluated and either approved or rejected based on our origination scorecard and credit policy criteria. In other cases, our credit analysts evaluate applications using our written guidelines.
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
We offer a variety of retail installment sale financing products. In the United States, retail installment sale contract terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 24 to 72 months. The average original term of our retail installment sale contracts was 60 months in the United States in 2007, compared with 61 months in 2006.
A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product under which the retail customer may finance their vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any. We sell vehicles returned to us to other Ford and non-Ford dealers through auctions. Customers who choose our retail balloon product may also qualify for special-rate financing offers from Ford.

Item 1. Business (Continued)
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
Retail Lease Plans
We offer leasing plans to retail customers through our dealers. Our highest volume retail-leasing plan is called Red Carpet Lease, which is offered in North America through dealers of Ford, Lincoln and Mercury brands. We offer similar lease plans through dealers of other Ford brands (Jaguar, Land Rover, Mazda, and Volvo). Under these plans, dealers originate the leases and offer them to us for purchase. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. After we purchase a lease from a dealer, the dealer generally has no further obligation to us in connection with the lease. The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any. At the end of the lease, the customer has the option to purchase the vehicle for the price specified in the lease contract, or return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. We sell vehicles returned to us to other Ford and non-Ford dealers through auctions.
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
In the United States, retail operating lease terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 24 to 48 months. In 2007, the average original lease term was 35 months compared with 32 months in 2006.
Other Vehicle Financing
We offer vehicle-financing programs to commercial customers including leasing companies, daily rental companies, government entities and fleet customers. These financings include both lease plans and installment purchase plans and are primarily for terms of 24 to 60 months. The financing obligations are collateralized by perfected security interests on financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases. At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in retail finance receivables and net investment in operating leases in our financial statements. For certain commercial financing programs, we have alternative business arrangements whereby we provide marketing and sales support and funding is provided by a third party.

Item 1. Business (Continued)
Wholesale Financing
We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory. We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States in 2007, the average wholesale receivable was outstanding for 96 days, excluding the time the vehicle was in transit from the assembly plant to the dealership. Our wholesale financing program includes financing of large multi-brand dealer groups that are some of our largest wholesale customers based on the amount financed.
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
We promote our retail financing products primarily through pre-approved credit offers to prospective customers, point-of-sale information and ongoing communications with existing customers. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage, gap protection and excess wear and use waivers. We also emphasize the quality of our customer service and the ease of making payments and transacting business with us. For example, through our web site located at www.fordcredit.com, a customer can make inquiries, review an account balance, examine current incentives, schedule an electronic payment or qualify for a pre-approved credit offer.
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

Item 1. Business (Continued)
Servicing
General. After we purchase retail installment sale contracts and leases from dealers and other customers, we manage the contracts during their contract terms. This management process is called servicing. We service the finance receivables and leases we originate and purchase. Our servicing duties include the following:
•	applying monthly payments from customers;

•	contacting delinquent customers for payment;

•	maintaining a secured interest in the financed vehicle;

•	monitoring insurance coverage for lease vehicles in certain states;

•	providing billing statements to customers;

•	responding to customer inquiries;

•	releasing the secured interest on paid-off finance contracts;

•	arranging for the repossession of vehicles; and

•	selling repossessed and returned vehicles at auction.
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
Supplier Operations. We engage vendors to perform many of our servicing processes. These processes include depositing monthly payments from customers, monitoring the perfection of secured interests in financed vehicles, monitoring insurance coverage on lease vehicles in certain states, imaging of contracts and electronic data file maintenance, generating retail and lease billing statements, providing telephonic payment systems for retail customers, handling of some inbound customer service calls and recovering deficiencies for selected accounts.
Payment Extensions. We occasionally offer payment extensions to customers who have encountered temporary financial difficulty that limits their ability to pay as contracted. Over time, about 1-2% of our contracts outstanding are extended, most of them for one month. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Following a payment extension, the customer’s account is no longer delinquent. Before agreeing to a payment extension, the service representative reviews the customer’s payment history, current financial situation and assesses the customer’s desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. Regional business center managers review, and generally must approve, payment extensions outside these guidelines.
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
We manage the sale of repossessed vehicles and returned leased vehicles. Repossessed vehicles are reported in other assets on our balance sheet at values that approximate expected net auction proceeds. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Returned leased vehicles are sold at open auctions, in which any licensed dealer can participate and at closed auctions, in which only Ford dealers may participate. Repossessed vehicles are sold at open auctions.

Item 1. Business (Continued)
Wholesale and Commercial. In the United States and Canada, we require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer, which determines the frequency of physical audits of vehicle inventory.  We monitor dealer inventory financing payoffs daily to detect deviations from typical repayment patterns and take appropriate actions. We provide services to fleet purchasers, leasing companies, daily rental companies and other commercial customers. We generally review our exposure under these credit arrangements at least annually. In our international markets, this business is managed within the head office of the local market area and similar risk management principles are applied.
Insurance
We conduct insurance operations primarily through TARIC and its subsidiaries in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:
•	Extended service plan contracts in the state of Florida and contractual liability insurance on extended service plan contracts in other states, mainly through Ford dealers for new and used vehicles;

•	Physical damage insurance covering vehicles at dealers’ locations and vehicles in-transit between final assembly plants and dealers’ locations; and

•	Physical damage/liability reinsurance covering Ford dealer daily rental vehicles.
We also offer various Ford branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. In addition, TARIC has provided to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds and self-insurance workers’ compensation bonds. Premiums from our insurance business generated approximately 1% of our total revenues in 2007 and 2006.
Employee Relations
Our full-time employees numbered approximately 11,100 and 12,900 at year-end 2007 and 2006, respectively. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.
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
Regulatory Compliance Status
We believe that we maintain all material licenses and permits required for our current operations and are in compliance with all material laws and regulations applicable to us and our operations. Failure to satisfy those legal and regulatory requirements could have a material adverse effect on our operations, financial condition and liquidity. Further, the adoption of new laws or regulations, or the revision of existing laws and regulations, could have a material adverse effect on our operations, financial condition and liquidity.
We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance. Through our governmental relations efforts, we also attempt to participate in the legislative and administrative rule-making process on regulatory initiatives that impact finance companies. The cost of our ongoing compliance efforts has not had a material adverse effect on our operations, financial condition or liquidity.
Transactions with Ford and Affiliates
We have a profit maintenance agreement with Ford that requires Ford to maintain our consolidated income before income taxes and net income at specified minimum levels. In addition, we have an agreement to maintain a minimum control interest in FCE and to maintain FCE’s net worth above a minimum level. No payments were made under either of these agreements during the 2005 through 2007 periods.
We entered into an Amended and Restated Agreement with Ford dated December 12, 2006 relating to our set-off arrangements and long-standing business practices with Ford, a copy of which was included in our Form 8-K dated the same date and is incorporated by reference herein as an exhibit. The principal terms of this agreement include the following:

Item 1. Business (Continued)
•	In certain circumstances, our obligations to Ford may be set-off against Ford’s obligations to us;

•	Any extension of credit from us to Ford or any of Ford’s automotive affiliates will be on arm’s length terms and will be enforced by us in a commercially reasonable manner;

•	We will not guarantee more than $500 million of the indebtedness of, make any investments in, or purchase any real property or manufacturing equipment classified as an automotive asset from Ford or any of Ford’s automotive affiliates;

•	We and Ford agree to maintain our shareholder’s interest at a commercially reasonable level to support the amount, quality and mix of our assets taking into account general business conditions affecting us;

•	We will not be required by Ford or any of Ford’s automotive affiliates to accept credit or residual risk beyond what we would be willing to accept acting in a prudent and commercially reasonable manner (taking into consideration any interest rate supplements or residual value support payments, guarantees, or other subsidies that are provided to us by Ford or any of Ford’s automotive affiliates); and

•	We and Ford are separate, legally distinct companies, and we will continue to maintain separate books and accounts. We will prevent our assets from being commingled with Ford’s assets, and hold ourselves out as a separate and distinct company from Ford and Ford’s automotive affiliates.
More information about transactions between us and Ford and other affiliates is contained in Note 15 of our Notes to the Financial Statements, “Business — Overview”, “Business — Retail Financing”, “Business — Other Financing” and the description of Ford’s business in Exhibit 99.
ITEM 1A. RISK FACTORS
We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:
Inability to Access Debt or Securitization Markets Around the World at Competitive Rates or in Sufficient Amounts due to Additional Credit Rating Downgrades, Market Volatility, Market Disruption or Otherwise – The lower credit ratings assigned to us have increased our unsecured borrowing costs and have caused our access to the unsecured debt markets to be more restricted. In response, we have increased our use of securitization and other sources of liquidity. Over time, and particularly in the event of any further credit rating downgrades, market volatility, market disruption or otherwise, or a significant decline in the demand for the types of securities we offer, we may need to reduce the amount of receivables we purchase or originate. A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits and could adversely affect our ability to support the sale of Ford vehicles.
Higher-Than-Expected Credit Losses – Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors, including unemployment, consumer debt service burden, personal income growth, dealer profitability and used vehicle prices) has a significant impact on our business. The level of credit losses we may experience could exceed our expectations.
Lower-Than-Anticipated Residual Values or Higher-Than-Expected Return Volumes for Leased Vehicles – We project expected residual values (including residual value support payments from Ford) and return volumes of the vehicles we lease. Actual proceeds realized by us upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease end values relative to auction values, marketing programs for new vehicles, and general economic conditions. All of these, alone or in combination, have the potential to adversely affect our profitability.
Increased Competition from Banks or Other Financial Institutions Seeking to Increase Their Share of Financing Ford Vehicles – No single company is a dominant force in the automotive finance industry. Most of our bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. In addition, we are facing increased competition on wholesale financing for Ford dealers. Competition from such competitors with lower borrowing costs may increase, which could adversely affect our profitability and the volume of our business.

Item 1A. Risk Factors (continued)
Changes in Interest Rates – We are exposed to interest rate risk, and the interest rate to which we are most exposed is U.S. dollar London Interbank Offered Rate (“LIBOR”). Our interest rate risk exposure results principally from “re-pricing risk,’’ or differences in the re-pricing characteristics of assets and liabilities. Any inability to adequately control this exposure could adversely affect our business.
Collection and Servicing Problems Related to Our Finance Receivables and Net Investment in Operating Leases – After we purchase retail installment sale contracts and leases from dealers and other customers, we manage or service the receivables. Any disruption of our servicing activity, due to inability to access or accurately maintain our customer account records or otherwise, could have a significant negative impact on our ability to collect on those receivables and/or satisfy our customers.
New or Increased Credit, Consumer or Data Protection, or Other Regulations Could Result in Higher Costs and/or Additional Financing Restrictions – As a finance company, we are highly regulated by governmental authorities in the locations where we operate. In the United States, our operations are subject to regulation, supervision and licensing under various federal, state and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. In some countries outside the United States, our subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Efforts to comply with these laws and regulations impose significant costs on us, and affect the conduct of our business. Additional regulation could add significant cost or operational constraints that might impair the profitability of our business.
Changes in Ford’s Operations or Changes in Ford’s Marketing Programs Could Result in a Decline in Our Financing Volumes – Most of our business consists of financing Ford vehicles and supporting Ford dealers. If there were significant changes in the production or sales of Ford vehicles to retail customers, the quality or resale value of Ford vehicles, or other factors impacting Ford or its employees, such changes could significantly affect our profitability and financial condition. In addition, for many years, Ford has sponsored special-rate financing programs available only through us. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford vehicles. If Ford were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.
We Have Significant Exposure to Ford –As of December 31, 2007, Ford is obligated to pay us approximately $5.4 billion of interest supplements (including supplements related to sold receivables) and approximately $900 million of residual value support over the terms of the related finance contracts or operating leases in the United States and Canada. In the event Ford is unable to pay, fails to pay or is delayed in paying these amounts or any other obligations to us, our profitability, financial condition and cash flow could be adversely affected. We have agreed with Ford that in the event Ford fails to pay its interest supplement or residual value support obligations to us, we may set-off our obligations to Ford against these obligations to us. For a discussion of the change in Ford’s payment practice for interest supplements and residual value support to us, refer to the ‘‘Outlook’’ section of Item 7 of Part II of our 10-K Report.
We are Jointly and Severally Responsible with Ford and its Other Subsidiaries for Funding Obligations Under Ford’s and its Subsidiaries’ Qualified U.S. Defined Benefit Pension Plans – Pursuant to the Employee Retirement Income Security Act of 1974 (“ERISA”), we are jointly and severally liable to the Pension Benefit Guaranty Corporation (“PBGC”) for certain Ford IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by the PBGC in a distress termination. We are liable to pay any plan deficiencies and could have a lien placed on our assets by the PBGC to collateralize this liability. Our financial condition and ability to repay unsecured debt could be materially adversely affected if we were required to pay some or all of these obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have none to report.
ITEM 2. PROPERTIES
We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England, from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2007, our total future rental commitment under leases of real property was $101 million.
We operate in the United States through six regional business centers. Additionally, we do business in all provinces in Canada through two dealer automotive financing branches and one regional business center. In 2008, we will continue to consolidate our two remaining Canadian branches into the Edmonton business center and a satellite origination center in Toronto.
Our North American regional business centers are located in:

United States:	Colorado Springs, Colorado	Greenville, South Carolina
	Tampa, Florida	Nashville, Tennessee
	Henderson, Nevada	Irving, Texas

Canada:	Edmonton, Alberta
Each of these business centers generally services customers located within its region. All of our North American business centers are electronically linked and workload can be allocated across business centers.
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

ITEM 3. LEGAL PROCEEDINGS
We are subject to legal actions, governmental investigations and other proceedings and claims relating to state and federal laws concerning finance and insurance, employment-related matters, personal injury matters, investor matters, financial reporting matters and other contractual relationships. Some of these matters are class actions or matters where the plaintiffs are seeking class action status. Some of these matters may involve claims for compensatory, punitive or treble damages and attorneys’ fees in very large amounts, or request other relief which, if granted, would require very large expenditures. We have no significant pending legal proceedings.
Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2007 with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition and liquidity.
In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our operations, financial condition and liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2007 10-K Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Required.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2007, all of our Shares were owned by Ford Holdings, LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity securities during 2007, and there is no market for our Shares. In 2007, we did not pay regular distributions or dividends. In 2006, we paid cash dividends of $1.35 billion. Our Shares are pledged as collateral for Ford’s secured credit facilities.
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
The amount of our finance receivables and net investment in operating leases depends on many factors, including:
•	the volume of new and used vehicle sales and leases;

•	the extent to which we purchase retail installment sale and lease contracts and the extent to which we provide wholesale financing;

•	the sales price of the vehicles financed;

•	the level of dealer inventories;

•	Ford-sponsored special-rate financing programs available exclusively through us; and

•	the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.
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
Business Performance
We review our business performance from several perspectives, including:
•	On-balance sheet basis — includes the receivables and leases we own and securitized receivables and leases that remain on our balance sheet (includes other structured financings and factoring transactions that have features similar to securitizations);

•	Securitized off-balance sheet basis — includes receivables sold in securitization transactions that, when sold, do not remain on our balance sheet;

•	Managed basis — includes on-balance sheet and securitized off-balance sheet receivables and leases that we continue to service; and

•	Serviced basis — includes managed receivables and leases, and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.
We analyze our financial performance primarily on a managed and on-balance sheet basis. We retain interests in receivables sold in off-balance sheet securitizations and, with respect to subordinated retained interests, we have credit risk. As a result, we evaluate credit losses, receivables and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. To evaluate the performance of these activities, we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions and the number of bankruptcy filings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We measure the performance of our North America Segment and our International Segment primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments from derivatives primarily related to movements in interest rates, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. For further discussion regarding our segments, see Note 16 of our Notes to the Financial Statements.
Trends and Strategy
Origination:  Buy it Right, Price it Right – Our primary focus is to profitably support the sale of Ford vehicles. Our managed receivables have declined due to our focus on financing Ford vehicles and lower Ford retail sales. We will continue to work closely with our brand partners to create value for our dealers and customers by seeking opportunities to go into the marketplace together, leveraging our unique position as Ford’s financing company. Our in-market sales teams provide dealership level account management (finance consulting, insurance and vehicle sales assistance) by jointly reviewing key dealership sales and operating metrics to identify potential profit improvement opportunities. The sales teams focus on growing our business and improving dealership profitability through the use of our wholesale financing, dealer loan, retail financing and after market products.  Risk management remains a key to our continued value and profitability. We have extensive risk experience and large sample sizes, enabling us to develop proprietary scoring models which outperform generic scoring models.  Our focus remains on providing new tools and actionable information to dealers and strengthening global risk skills internally.  Through these efforts, we will continue to generate incremental vehicle sales for Ford.
Servicing:  Operate Efficiently, Collect Effectively, Enhance Owner Loyalty – Our operations will continue to drive efficiencies globally by increasing the commonality of our business processes and information technology platforms.  In North America, we further enhanced our collection modeling capabilities to more effectively manage risk. Our models evaluate several factors, including origination characteristics, updated credit bureau data and historical payment patterns. These models allow for more focused collection activity on higher risk accounts and further refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. On a global basis, we remain focused on driving cost reductions in proportion to the overall size of our business while improving customer service and owner loyalty. In 2007, we consolidated our U.S. branches into our six existing business centers that manage originations, dealer credit and wholesale operations in addition to the servicing functions. A similar restructuring in Canada will be completed in 2008. A restructuring in Germany was completed in 2007.
Funding: Fund it Efficiently, Manage Risk – Our funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing us to meet our short-term funding obligations. As a result of lower credit ratings, our unsecured funding costs have increased over time. While we have continued to access the unsecured debt market, we have increased our use of securitization funding as it is presently more cost effective than unsecured funding and allows us access to a broad investor base. We plan to meet a significant portion of our 2008 funding requirements through securitizations and will continue to diversify our asset-backed funding by asset class and region. For an additional discussion of our 2008 funding plan, refer to the “Funding — Term Funding Plan” section of Item 7 of Part II of our 10-K Report. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various financial institutions in Europe for full service leasing and retail financing). We will continue to pursue and execute such alternative business arrangements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations
Full Year 2007 Compared with Full Year 2006
In 2007, net income was $775 million, down $508 million from 2006. On a pre-tax basis, we earned $1,215 million in 2007, down $738 million from 2006.
The decrease in pre-tax earnings primarily reflected:
•	A higher provision for credit losses primarily related to the non-recurrence of credit loss reserve reductions (about $500 million);

•	Lower financing margin primarily related to higher borrowing costs (about $400 million);

•	Unfavorable lease residual performance reflected in higher depreciation expense for leased vehicles (about $400 million); and

•	Higher other costs primarily due to our North American business transformation initiative (about $100 million).
These factors were offset partially by:
•	Lower expenses primarily reflecting improved operating costs (about $400 million); and

•	Lower net losses related to market valuation adjustments from derivatives (about $300 million).
In 2007 and 2006, pre-tax earnings included net losses related to market valuation adjustments from derivatives (unallocated risk management in the table below) of $108 million and $448 million, respectively.
Results of our operations by business segment for 2007 and 2006 are shown below:

	Full Year
			2007
			Over/(Under)
	2007	2006	2006
		(in millions)
Income before income taxes
North America Segment	$701	$1,729	$(1,028)
International Segment	622	672	(50)
Unallocated risk management	(108)	(448)	340

Income before income taxes.	1,215	1,953	(738)
Provision for income taxes, minority interests in net income of subsidiaries and gain on disposal of discontinued operations	(440)	(670)	230

Net income	$775	$1,283	$(508)

The decrease in North America Segment pre-tax earnings primarily reflected higher provision for credit losses primarily related to the non-recurrence of credit loss reserve reductions, unfavorable lease residual performance as reflected in higher depreciation expense for leased vehicles, lower financing margin primarily related to higher borrowing costs and the costs associated with our business transformation initiative. These factors were offset partially by lower expenses, primarily reflecting improved operating costs.
The decrease in International Segment pre-tax earnings primarily reflected lower financing margin primarily reflecting higher borrowing costs, offset partially by a gain related to the sale of a majority of our interest in AB Volvofinans, which finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden, a lower provision for credit losses, favorable currency exchange rates and lower operating costs.
The change in unallocated risk management income reflected lower net losses related to market valuation adjustments from derivatives primarily related to movements in interest rates. In the fourth quarter of 2007, we recorded a $55 million unfavorable cumulative adjustment to correct the valuation related to certain interest rate swaps. The impact on previously issued annual and interim financial statements and 2007 full year income was not material. For additional information on our unallocated risk management segment, see Note 16 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Full Year 2006 Compared with Full Year 2005
In 2006, net income was $1,283 million, down $621 million from 2005. On a pre-tax basis, we earned $1,953 million in 2006, down $970 million from 2005.
The decrease in pre-tax earnings primarily reflected:
•	Higher borrowing costs (about $800 million);

•	Higher depreciation expense (about $400 million); and

•	The impact of lower average receivable levels in our managed portfolio (about $400 million).
These were offset partially by:
•	Market valuations primarily related to non-designated derivatives (about $500 million); and

•	Reduced operating costs (about $100 million).
In 2006 and 2005, pre-tax earnings included net losses related to market valuation adjustments from derivatives (unallocated risk management in the table below) of $448 million and $912 million, respectively.
Results of our operations by business segment for 2006 and 2005 are shown below:

	Full Year
			2006
			Over/(Under)
	2006	2005	2005
		(in millions)
Income before income taxes
North America Segment	$1,729	$2,921	$(1,192)
International Segment	672	914	(242)
Unallocated risk management	(448)	(912)	464

Income before income taxes.	1,953	2,923	(970)
Provision for income taxes, minority interests in net income of subsidiaries, income from discontinued operations and gain on disposal of discontinued operations	(670)	(1,019)	349

Net income	$1,283	$1,904	$(621)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Full Year
	2007	2006	2005
		(in thousands)
North America Segment
United States	1,256	1,574	1,498
Canada	186	189	169

Total North America Segment	1,442	1,763	1,667

International Segment
Europe	696	711	734
Other international	207	233	276

Total International Segment	903	944	1,010

Total contract placement volume	2,345	2,707	2,677

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Full Year
	2007	2006	2005
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	38%	44%	37%
Wholesale	78	80	81

Europe
Financing share — Ford
Retail installment and lease	26%	27%	28%
Wholesale	96	95	96
North America Segment
In 2007, our total contract placement volumes were 1.4 million, down 321,000 contracts from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, lower used vehicle contract volumes and our lower U.S. Ford, Lincoln and Mercury financing share. This lower financing share is primarily due to changes in the types of Ford’s marketing programs that in 2007 resulted in reduced use of special-rate financing through us.
International Segment
In 2007, our total contract placement volumes were 903,000, down 41,000 contracts from a year ago. The decrease primarily reflected lower volumes in Latin America and Europe.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	December 31,
	2007	2006	2005
		(in billions)
Receivables

On-Balance Sheet
Finance receivables
Retail installment	$73.3	$70.4	$65.7
Wholesale	34.7	35.2	39.6
Other	3.4	3.8	4.6

Total finance receivables, net	111.4	109.4	109.9
Net investment in operating leases	29.7	25.9	22.2

Total on-balance sheet*	$141.1	$135.3	$132.1

Memo: Allowance for credit losses included above	$1.1	$1.1	$1.6

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$6.0	$12.2	$18.0
Wholesale	—	—	—
Other	—	—	—

Total finance receivables	6.0	12.2	18.0
Net investment in operating leases	—	—	—

Total securitized off-balance sheet	$6.0	$12.2	$18.0

Managed
Finance receivables
Retail installment	$79.3	$82.6	$83.7
Wholesale	34.7	35.2	39.6
Other	3.4	3.8	4.6

Total finance receivables, net	117.4	121.6	127.9
Net investment in operating leases	29.7	25.9	22.2

Total managed	$147.1	$147.5	$150.1

Serviced	$148.0	$149.5	$153.0

*	At December 31, 2007 and 2006, includes finance receivables of $67.2 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at December 31, 2007 and 2006, includes net investment in operating leases of $18.9 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
Managed receivables decreased from year-end 2006, primarily reflecting lower U.S. retail installment and wholesale receivables, offset partially by changes in currency exchange rates and higher U.S. net investment in operating leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Risk
Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our retail installment and lease and wholesale and dealer loan portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheet is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance.
In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, employment history, income, amount financed, vehicle value and contract term. As of December 31, 2007, about 4% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk, down from about 8% in 2000, consistent with our efforts to improve the quality of our portfolio.

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

	Full Year
	2007	2006	2005
		(in millions)
Charge-offs

On-Balance Sheet
Retail installment and lease	$608	$465	$681
Wholesale	17	44	23
Other	7	14	2

Total on-balance sheet	$632	$523	$706

Reacquired Receivables (retail)*	$0	$2	$22

Securitized Off-Balance Sheet
Retail installment and lease	$65	$84	$127
Wholesale	—	—	—
Other	—	—	—

Total securitized off-balance sheet	$65	$84	$127

Managed
Retail installment and lease	$673	$551	$830
Wholesale	17	44	23
Other	7	14	2

Total managed	$697	$609	$855

Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	0.60%	0.50%	0.72%
Wholesale	0.05	0.12	0.09
Total including other	0.46%	0.39%	0.57%

Managed
Retail installment and lease	0.61%	0.51%	0.73%
Wholesale	0.05	0.12	0.06
Total including other	0.47%	0.41%	0.54%

*	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR Owner Trust retail securitization program (“FCAR”) in the second quarter of 2003.
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
Charge-offs and loss-to-receivables ratios for our on-balance sheet and managed portfolios increased from a year ago. These increases, principally in the U.S. retail installment and lease portfolio, primarily reflected higher loss severity as described in the following section.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 60% of our worldwide managed portfolio of retail installment receivables and net investment in operating leases at December 31, 2007. Trends and causal factors are consistent with the worldwide results, with repossessions down 8,000 units in 2007 from a year ago, reflecting primarily improved portfolio quality and fewer accounts outstanding. Severity was higher by $1,100 per unit from a year ago, consistent with an increase in amount financed for vehicles repossessed in our portfolio, a higher mix of 72-month contracts and deterioration in used vehicle prices.

	Full Year
	2007	2006	2005
On-Balance Sheet
Charge-offs (in millions)	$431	$309	$433
Loss-to-receivables ratios	0.74%	0.56%	0.79%

Managed
Charge-offs (in millions)	$474	$370	$540
Loss-to-receivables ratios	0.73%	0.57%	0.79%

Other Metrics — Serviced
Repossessions (in thousands)	74	82	109
Repossession ratios (a)	1.89%	1.94%	2.30%
Severity (average loss per repossession)	$7,400	$6,300	$6,100
New bankruptcy filings (in thousands)	27	21	84
Over-60 day delinquency ratio (b)	0.19%	0.16%	0.15%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
Allowance for Credit Losses
Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (net finance receivables and net investment in operating leases) for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in the ‘‘Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 of Part II of our 10-K Report.

	December 31,
	2007	2006	2005
		(in billions)
Allowance for Credit Losses
Retail installment and lease	$1.0	$1.0	$1.5
Wholesale	0.1	0.1	0.1
Other	*	*	*

Total allowance for credit losses	$1.1	$1.1	$1.6

As a Percentage of End-of-Period Receivables
Retail installment and lease	0.99%	1.05%	1.63%
Wholesale	0.17	0.22	0.24
Total including other	0.77%	0.81%	1.19%

*	Less than $50 million.
Our allowance for credit losses totaled $1.1 billion at December 31, 2007, including $88 million for assumption updates pertaining to loss performance trends. The allowance for credit losses is primarily a function of portfolio quality, historical loss performance and receivable levels. Our allowance for credit losses reflects our high quality retail installment and lease portfolio. Certain of our key credit loss metrics (repossession ratio, over-60 day delinquency ratio and new bankruptcy filings) are near historically low levels.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Residual Risk
We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. In 2007, we increased depreciation expense for vehicles subject to operating leases in our North America portfolio, reflecting higher lease volumes, a decrease in auction values relative to our expectations at the time of contract purchase, and an increase in the percentage of vehicles returned to us at lease termination. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 10-K Report.
North America Retail Operating Lease Experience
We use various statistics to monitor our residual risk:
•	Placement volume measures the number of leases we purchase in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and

•	Return volume reflects the number of vehicles returned to us by customers at lease end.
The following table shows operating lease placement, termination and return volumes for our North America Segment, which accounted for about 98% of our total investment in operating leases at December 31, 2007:

	Full Year
	2007	2006	2005
		(in thousands)
Placements	484	443	348
Terminations	378	331	425
Returns	300	237	286

Memo:
Return rates	79%	72%	67%
In 2007, placement volumes were up 41,000 units compared with 2006, consistent with industry trends. Termination and return volumes increased 47,000 units and 63,000 units, respectively, compared with last year, primarily reflecting growth in lease placements since 2004 and higher return rates, consistent with auction values that were lower than expected at the time of contract purchase and a general shift in consumer preferences away from trucks and sport utility vehicles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant fourth quarter 2007 vehicle mix for lease terms comprising about 74% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Full Year
	2007	2006	2005
		(in thousands)
Returns
24-Month term	85	55	21
36-Month term	58	57	120
39-Month/Other term	34	13	0

Total returns	177	125	141

Memo:
Return rates	83%	74%	63%

Auction Values at Constant Fourth Quarter 2007 Vehicle Mix
24-Month term	$16,945	$16,375	$17,090
36-Month term	14,330	14,375	14,890
In 2007, Ford, Lincoln and Mercury brand U.S. return volumes were up 52,000 units compared with 2006, primarily reflecting growth in lease placement volume since 2004 and higher return rates. Auction values at constant fourth quarter 2007 mix for 24-month lease vehicles were up $570 per unit from 2006 levels, primarily reflecting increased vehicle content on returned vehicles. Auction values for 36-month lease vehicles were down $45 per unit, reflecting weakness in the used vehicle market for trucks and sport utility vehicles. Auction value results in 2007 were lower than our expectations at the time of contract purchase.

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
In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by Ford, other sources and us. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Credit ratings assigned to us from all of the NRSROs are closely associated with their opinions on Ford. These lower ratings assigned to us over the past several years are primarily a reflection of those opinions, including concerns regarding Ford’s automotive cash flow and profitability, declining market share and product portfolio strength, excess industry capacity and industry pricing pressure.
The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings and the outlook assigned to us since January 2005:

NRSRO RATINGS*
	DBRS			Fitch			Moody’s			S&P
		Short-		Long-	Short-		Long-	Short-		Long-	Short-
Date	Long-Term	Term**	Trend	Term	Term	Outlook	Term	Term	Outlook	Term***	Term	Outlook
Jan. 2005	BBB (high)	R-1 (low)	Stable	BBB+	F2	Stable	A3	P-2	Negative	BBB-	A-3	Stable
Apr. 2005	BBB (high)	R-2 (high)	Negative	BBB+	F2	Negative	A3	P-2	Negative	BBB-	A-3	Negative
May 2005	BBB (high)	R-2 (high)	Negative	BBB	F2	Negative	Baa2	P-2	Negative	BB+	B-1	Negative
July 2005	BBB (high)	R-2 (high)	Negative	BBB-	F2	Negative	Baa2	P-2	Negative	BB+	B-1	Negative
Aug. 2005	BBB	R-2 (middle)	Negative	BBB-	F2	Negative	Baa3	P-3	Negative	BB+	B-1	Negative
Oct. 2005	BBB (low)	R-2 (low)	Negative	BBB-	F2	Negative	Baa3	P-3	Negative	BB+	B-1	Negative
Dec. 2005	BBB (low)	R-2 (low)	Negative	BB+	B	Negative	Baa3	P-3	Negative	BB+	B-1	Negative
Jan. 2006	BB	R-4	Negative	BB+	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative
Mar. 2006	BB	R-4	Negative	BB	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative
June 2006	BB	R-4	Negative	BB	B	Negative	Ba2	NP	Negative	B+	B-2	Negative
July 2006	BB (low)	R-4	Negative	BB	B	Negative	Ba3	NP	Negative	B+	B-2	Negative
Aug. 2006	BB (low)	R-4	Negative	BB-	B	Negative	Ba3	NP	Negative	B+	B-2	Negative
Sep. 2006	B (high)	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative
Nov. 2006	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative
Nov. 2007	B	R-4	Stable	BB-	B	Negative	B1	NP	Stable	B	B-3	Stable

*	The SEC recognized Rating and Investment Information, Inc. (“R&I”) and Japan Credit Rating Agency, Ltd. (“JCR”) as NRSROs in May 2007 and September 2007, respectively. Both agencies assign long-term issue ratings to our February 2005 ¥160 billion 1.71% issuance which matures in February 2008. R&I assigns a rating of BB- with a negative outlook and JCR assigns a rating of B+ with a negative outlook.

**	In September 2006, DBRS revised certain rating categories used to rate commercial paper and other short-term debt instruments. This included changing the rating category of R-3 (high), the rating assigned to us as of January 2006, to R-4. The rating revision is related to the redefinition of the rating categories and does not reflect a change in the DBRS opinion regarding the credit quality of these debts.

***	In July 2006, S&P assigned FCE a long-term rating of BB-, a one notch positive differential versus Ford Credit. This differential remains, with FCE’s present long-term rating at B+.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding
Funding Strategy
Our funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing us to meet our short-term funding obligations. As a result of lower credit ratings over the past few years, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market when it makes sense to do so, we have increased our use of securitization funding as it is presently more cost effective than unsecured funding and allows us access to a broad investor base. We plan to meet a significant portion of our 2008 funding requirements through securitizations, and to continue to diversify our asset-backed funding by asset class and region. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various financial institutions in Europe for full service leasing and retail financing). We are continuing to pursue and execute such alternative business arrangements.
Consistent with the overall market, we were impacted by volatility in the asset-backed securities markets during the second half of 2007. Since August 2007, we have experienced higher credit spreads and, in certain circumstances, shorter maturities in our public and private securitization issuances. Given present market conditions, we expect that our credit spreads and the cost of renewing our committed liquidity programs will increase in 2008.
If there were reductions in the market capacity for the types of asset-backed securities used in our asset-backed funding, there could be increased risk to our funding plan. As a result, we may need to reduce the amount of receivables and operating leases we purchase or originate. A significant reduction in our managed receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.
Funding Sources
Our funding sources include primarily securitizations and unsecured debt. We issue both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months.
We sponsor a number of securitization programs that can be structured to provide both short- and long-term funding through institutional investors in the United States and international capital markets. For a more complete discussion of securitizations, refer to the “Securitizations” section of Item 7 of Part II of our 10-K Report.
We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe and other international markets. At December 31, 2007, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $5.4 billion. At December 31, 2007, the principal amount outstanding of our unsecured commercial paper was about $500 million. At present, all of our short-term credit ratings by NRSROs are below the Tier-2 category, and as a result we have limited access to the unsecured commercial paper market and our unsecured commercial paper cannot be held by money market funds.
We do not hold reserves specifically to fund the payment of any of our short-term funding obligations. Instead, we maintain multiple sources of liquidity, including cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets and committed and uncommitted credit facilities, which should be sufficient for our short-term funding obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Funding Sources
The cost of securitizations and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable LIBOR or other comparable benchmark rates. Our unsecured commercial paper funding costs are based on spreads to LIBOR. Our floating rate demand notes funding costs are changed depending on market conditions.
In addition to enhancing our liquidity, one of the main reasons that we have increased our use of securitizations as a funding source over the last few years has been that spreads on our securitizations have been more stable and lower than those on our unsecured long-term debt funding. Prior to August 2007, our securitized funding spreads (which are based on the creditworthiness of the underlying securitized asset and enhancements) were not volatile, while our unsecured long-term spreads were volatile. Consistent with the overall market, we were impacted by volatility in the asset-backed securities markets during the second half of 2007. We experienced higher spreads for several of our committed liquidity programs as well as our public and private issuances. During 2007, our spreads on the fixed rate notes offered in our U.S. public retail securitizations ranged between six and eleven basis points during the first half of the year and between 37 and 43 basis points during the second half of the year over the relevant benchmark rates, while our U.S. unsecured long-term debt funding spreads as measured by the five-year credit default swap market have fluctuated between 219 and 750 basis points over LIBOR. In January 2008, we completed a U.S. public retail securitization with spreads on the fixed rate notes between 80 and 110 basis points over the relevant benchmark rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	December 31,
	2007	2006	2005
		(in billions)
Debt
Asset-backed commercial paper *	$13.5	$16.5	$21.8
Other asset-backed short term debt *	6.2	1.2	—
Ford Interest Advantage	5.4	5.6	6.7
Unsecured commercial paper	0.5	0.4	1.0
Other short-term debt	1.5	2.1	2.3

Total short-term debt	27.1	25.8	31.8
Unsecured long-term debt (including notes payable within one year)	62.8	72.0	83.6
Asset-backed long-term debt (including notes payable within one year) *	49.5	41.9	18.0

Total debt	139.4	139.7	133.4

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	6.0	12.2	18.0
Retained interest	(0.7)	(1.0)	(1.4)

Total securitized off-balance sheet funding	5.3	11.2	16.6

Total debt plus securitized off-balance sheet funding	$144.7	$150.9	$150.0

Ratios
Credit lines to total unsecured commercial paper.	>100%	>100%	>100%
Securitized funding to managed receivables	51	48	38
Short-term debt and notes payable within one year to total debt	43	43	43
Short-term debt and notes payable within one year to total capitalization	39	40	40

*	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.
At December 31, 2007, unsecured long-term debt (including notes payable within one year) was down about $9 billion from year-end 2006, primarily reflecting about $18 billion of debt maturities offset partially by about $7 billion of unsecured long term debt issuance and about $2 billion increase in the debt balance due to changes in currency exchange rates. Asset-backed long-term debt (including notes payable within one year) was up about $8 billion from year-end 2006, reflecting asset-backed long-term debt issuance in excess of amortization of asset-backed debt. Securitized off-balance sheet funding was down about $6 billion from year-end 2006, primarily reflecting the amortization of previous securitizations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Term Funding Plan
The following table shows our public and private term funding issuances in 2006 and 2007 and our planned issuances for 2008:

	2008
	Forecast	2007	2006
	(in billions)
Public Term Funding
Unsecured	$0 – 2	$6	$9
Securitizations (a)	8 – 14	6	14

Total public term funding	$8 – 16	$12	$23

Private Term Funding (b)	$10 – 20	$28	$29

(a)	Reflects new issuance; excludes whole-loan sales and other structured financings.

(b)	Includes private term debt, securitizations, other structured financings and whole-loan sales; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper programs.
In 2007, we completed about $12 billion of public term funding transactions including about $6 billion of unsecured long-term debt, about $5 billion of retail asset-backed securitizations in the U.S., and about $1 billion in a retail asset-backed securitization in Germany. We expect our full year 2008 public term funding requirements to be between $8 billion and $16 billion. In January 2008, we completed a U.S. public retail asset-backed securitization of about $2 billion.
In 2007, we completed about $28 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets. These private transactions included lease, retail and wholesale asset-backed securitizations and unsecured term debt.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control. If credit markets continue to constrain term securitization funding, we will consider reducing our assets below the low-end of our projected managed receivables balance (i.e., below $130 billion). Refer to the “Outlook” section of Item 7 of Part II of our 10-K Report.
Liquidity
We define liquidity as cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, FCAR asset backed commercial paper program and credit facilities), less asset-backed capacity in excess of eligible receivables and cash required to support on-balance sheet securitizations. We maintain multiple sources of liquidity, including committed asset-backed funding capacity beyond our present needs.

	December 31,
	2007	2006		2005
	(in billions)
Cash, cash equivalents and marketable securities (a)	$16.7	$21.8		$17.9

Committed liquidity programs	$36.8	$35.1	(b)	$17.9
Asset-backed commercial paper (FCAR)	16.9	18.6		18.2
Asset-backed commercial paper (Motown NotesSM)	—	6.0		10.0
Credit facilities	3.0	3.8		6.2

Capacity	$56.7	$63.5		$52.3

Capacity and cash	$73.4	$85.3	(b)	$70.2
Less: Capacity in excess of eligible receivables	(4.7)	(15.2)		(0.4)
Less: Cash to support on-balance sheet securitizations	(4.7)	(3.7)		(2.3)

Liquidity	$64.0	$66.4	(b)	$67.5
Less: Utilization	(36.1)	(30.7)		(30.9)

Liquidity available for use	$27.9	$35.7	(b)	$36.6

(a)	Excludes marketable securities related to insurance activities.

(b)	As of January 1, 2007.
At December 31, 2007, the capacity of our liquidity sources and cash totaled $73.4 billion, of which $64.0 billion could be utilized (based on the availability of eligible assets and the level of cash required to support on-balance sheet securitizations). As of December 31, 2007, $36.1 billion was utilized, leaving $27.9 billion (including $12.0 billion of cash, cash equivalents and marketable securities, excluding marketable securities related to insurance activities) available for use. These amounts exclude our Motown Notes program, as there is presently a lack of investor demand for extendible commercial paper.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cash, Cash Equivalents and Marketable Securities. At December 31, 2007, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $16.7 billion, compared with $21.8 billion at year-end 2006. We ended 2006 with a high level of cash as a result of favorable funding opportunities in the fourth quarter of 2006 which pre-funded some of our 2007 first quarter maturities. In the normal course of our funding activities, we may generate more proceeds than are necessary for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) primarily include short-term U.S. Treasury bills, federal agency securities, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash balances include amounts to be used only to support our on-balance sheet securitizations of $4.7 billion at December 31, 2007 and $3.7 billion at December 31, 2006.
Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $30.8 billion at December 31, 2007 ($17.1 billion retail and $13.7 billion wholesale) of which $10.0 billion are commitments to FCE. As a result of the continued asset-backed securities market volatility that began in August 2007, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs. For additional information on our committed liquidity programs, see Note 10 of our Notes to the Financial Statements.
Credit Facilities
Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	December 31,
	2007	2006	2005
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.5	$1.1	$3.8
FCE bank lines	2.5	2.7	2.4
Utilized amounts	(0.9)	(1.2)	(1.1)

Available credit facilities	$2.1	$2.6	$5.1

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$16.9	$18.6	$18.2
Motown NotesSM asset-backed commercial paper lines	0.3	0.3	0.5

Total asset-backed commercial paper lines	$17.2	$18.9	$18.7

At December 31, 2007, we and our subsidiaries, including FCE, had $3.0 billion of contractually committed unsecured credit facilities with financial institutions, of which $2.1 billion were available for use. In addition, at December 31, 2007, banks provided $17.2 billion of contractually committed liquidity facilities to support our two on-balance sheet asset-backed commercial paper programs; $16.9 billion supported our FCAR program and $300 million supported our Motown NotesSM wholesale securitization program (“Motown Notes”). For additional information on our credit facilities, see Note 10 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Balance Sheet Liquidity Profile
We define our balance sheet liquidity profile as the cumulative contractual maturities of our finance receivables, investment in operating leases and cash less the cumulative contractual debt maturities over upcoming annual periods. The following table shows our balance sheet liquidity profile for the periods presented as of December 31, 2007:

	Cumulative Contractual Maturities
				2011 and
	2008	2009	2010	Beyond
	(in billions)
Finance receivables (a), investment in operating leases (b) and cash (c)	$92.2	$123.1	$143.8	$158.9
Debt	(59.8)	(88.1)	(104.0)	(139.4)

Finance receivables, investment in operating leases and cash over/(under) debt	$32.4	$35.0	$39.8	$19.5

(a)	Finance receivables net of unearned income.

(b)	Investment in operating leases net of accumulated depreciation.

(c)	Includes cash, cash equivalents and marketable securities (excludes marketable securities related to insurance activities).
Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases and cash. Contractual maturities of investment in operating leases consist primarily of depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on contractual maturities of finance receivables and debt, see Notes 4 and 10 of our Notes to the Financial Statements.
Liquidity Risks
Despite our diverse sources of liquidity, our ability to maintain this liquidity may be affected by the following factors:
•	Disruption of financial markets;

•	Continuation of the credit market volatility that began in August 2007;

•	Market capacity for Ford- and Ford Credit-sponsored investments;

•	General demand for the type of securities we offer;

•	Our ability to continue funding through asset-backed financing structures;

•	Performance of the underlying assets within our asset-backed financing structures;

•	Accounting and regulatory changes;

•	Our ability to maintain credit facilities; and

•	Credit ratings assigned to us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Securitizations
Overview
We securitize finance receivables and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding and revolving structures. Our securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide. We completed our first securitization in 1988, and regularly securitize assets, purchased or originated, in the United States, Canada, Europe (including the United Kingdom, Germany, Spain, Italy and France), and have securitized assets in Japan, Australia and Mexico.
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
We securitize our assets because the securitization market provides us with a lower cost source of funding compared with unsecured debt given our present credit ratings, and it diversifies our funding among different markets and investors. In the United States, we are able to obtain funding in two days for our unutilized capacity in most of our committed liquidity programs. New programs and new transaction structures typically require substantial development time before coming to market. As a result of market volatility since August 2007, our ability to access non-committed sources has become less predictable and is more dependent on market conditions. This may impact the timing, amount, cost and type of securitizations we are able to complete.
Use of Special Purpose Entities
In a securitization transaction, the securitized assets are generally held by a bankruptcy-remote special purpose entity (“SPE”) in order to isolate the securitized assets from the claims of our other creditors and ensure that the cash flows on the securitized assets are available for the benefit of securitization investors. As a result, payments to securitization investors are based on the creditworthiness of the securitized assets and any enhancements, and not on our creditworthiness. Senior asset-backed securities issued by the SPEs generally receive the highest short-term credit ratings and among the highest long-term credit ratings from the rating agencies that rate them.
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
Our use of SPEs in our securitizations is consistent with conventional practices in the securitization industry. We sponsor the SPEs used in all of our securitization programs with the exception of bank-sponsored conduits. None of our officers, directors or employees holds any equity interests in our SPEs or receives any direct or indirect compensation from the SPEs. These SPEs do not own our Shares or shares of any of our affiliates.
Selection of Assets, Enhancements and Retained Interests
In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction. For example, for securitizations of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing (e.g., when the obligor is not more than 30-days delinquent or bankrupt). Generally, we select the assets to be included in a particular securitization randomly from our entire portfolio of assets that satisfy the applicable eligibility criteria. Specific assets are usually not identified until the month in which the securitization occurs.
We provide various forms of credit enhancements to reduce the risk of loss for securitization investors. Credit enhancements include over-collateralization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), segregated cash reserve funds, subordinated securities and excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities). We may also provide payment enhancements that increase the likelihood of the timely payment of interest and the payment of principal at maturity. Payment enhancements include yield supplement arrangements, interest rate swaps, liquidity facilities and certain cash deposits. We have no direct exposure to monoline insurance companies (insurance companies that operate in a single industry and guarantee the timely repayment of bond principal and interest when an issuer defaults).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We retain interests in our securitization transactions, including senior and subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund) and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. We retain credit risk in securitizations because our retained interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on the securitized assets. Based on past experience, we expect that any credit losses in the pool of securitized assets would likely be limited to our retained interests.
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
•	Retail Securitization – If the credit enhancement on any asset-backed security held by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and would wind down its operations. In addition, if credit losses or delinquencies in our portfolio of retail assets exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities for so long as such levels are exceeded.

•	Retail Conduits – If credit losses or delinquencies on the pool of assets held by a conduit exceed specified levels, or if the level of over-collateralization for such pool decreases below a specified level, we will not have the right to sell additional pools of assets to that conduit.

•	Wholesale Securitization – If the payment rates on wholesale receivables are lower than specified levels or if there are significant dealer defaults, we will be unable to obtain additional funding and any existing funding would begin to amortize.

•	Retail Warehouse – If credit losses or delinquencies in our portfolio of retail assets exceed specified levels, we will be unable to obtain additional funding from the securitization of retail installment sale contracts through our retail warehouse facility (i.e., a short-term credit facility under which draws are backed by the retail contracts).

•	Revolving and Variable Funding Note Structures in Europe – If FCE fails to add the required amount of additional assets, or if cash reserves fall below certain levels, FCE will be unable to obtain additional funding through its revolving/variable funding note securitization programs and any existing funding would begin to amortize.
In the past, these features have not limited our ability to use securitization to fund our operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition to the structural features discussed above, our securitization programs may be affected by the following factors:
•	Market – Market disruption and volatility could impact investors’ acceptance of asset-backed securities.

•	Market capacity for us and our sponsored investments – Investors may reach exposure limits and/or wish to diversify away from our risk.

•	General demand for the type of assets supporting the asset-backed securities – Investor desire for securities with different risk and/or yield characteristics could result in reduced demand for these types of investments.

•	Availability of liquidity facilities – Our ability to maintain liquidity facilities for any programs that require them.

•	Amount and credit quality of assets available – Lower overall asset levels or a higher proportion of non-performing assets could decrease the amount of assets available to securitize.

•	Performance of assets in our previous securitizations – If assets in our existing securitization transactions deteriorate significantly, we may not be able to access the market, particularly in public transactions where asset performance is publicly available and/or the costs to securitize may increase.

•	Accounting and regulatory changes – Such changes may result in temporary disruption or termination of one or more of our present programs which may or may not be able to be restructured or replaced.

•	Credit ratings – Credit ratings assigned to us may impact investors’ acceptance of our asset-backed securities.
If, as a result of any of these or other factors, the cost of securitization funding were to increase significantly or funding through securitizations were no longer available to us, it would have a material adverse impact on our financial condition, results of operations or liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
On-Balance Sheet Arrangements
Most of our securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and associated debt are included in our financial statements. We expect our future securitizations to be on-balance sheet. We believe on-balance sheet arrangements are more transparent to our investors. Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants. These assets are not available to pay our other obligations or the claims of our other creditors. This debt is not our legal obligation or the legal obligation of our other subsidiaries.
At December 31, 2007 and 2006, the total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations was $86.1 billion and $71.7 billion, respectively. The cash balances to be used only to support the on-balance sheet securitizations at December 31, 2007 and 2006, were approximately $4.7 billion and $3.7 billion, respectively. Debt issued that is payable only out of collections on the underlying securitized assets and related enhancements totaled $69.2 billion and $59.6 billion at December 31, 2007 and 2006, respectively.
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
Off-Balance Sheet Securitization Activity
The following table illustrates our worldwide activity in off-balance sheet securitizations and whole-loan sale transactions for the periods indicated:

	Full Year
	2007	2006	2005
	(in billions)

North America Segment
Public retail	$—	$—	$9.7
Retail conduit	0.7	2.1	3.8
Motown Notes program	—	—	1.4
Public wholesale	—	—	2.3
Canada and other	—	0.5	—

Total North America Segment	0.7	2.6	17.2
International Segment
Europe
Public retail	—	0.1	0.8
Retail conduit	—	0.1	0.5

Total Europe	—	0.2	1.3
Asia-Pacific	—	0.3	0.4
Latin America	—	1.0	0.5

Total International Segment	—	1.5	2.2

Net proceeds	0.7	4.1	19.4
Whole-loan sales	—	1.0	1.5

Total net proceeds	$0.7	$5.1	$20.9

In 2007, total net proceeds from off-balance sheet securitizations and whole-loan sale transactions were about $700 million, down $4.4 billion compared with a year ago. The decrease in net proceeds reflected lower utilization of off-balance sheet securitizations and whole-loan sales transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The Effect of Off-Balance Sheet Receivables Sales Activity on Financial Reporting
We report the following items in Investment and other income related to sales of receivables on our income statement:
•	Income on residual interest;

•	Servicing fee income from sold receivables that we continue to service;

•	Interest income on retained interests;

•	Net gain on sales of finance receivables; and

•	Other income related to sales of receivables.
The following table summarizes activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the periods indicated:

	Full Year
	2007	2006	2005
	(in millions)

Income on residual interest	$157	$137	$468
Servicing fees	122	198	376
Interest income on retained interests	34	32	327
Net gain on sales of receivables	5	88	87
Other	73	213	255

Investment and other income related to sales of receivables	391	668	1,513
Less: Whole-loan income	(39)	(49)	(73)

Income related to off-balance sheet securitizations	$352	$619	$1,440

Memo:
Finance receivables sold (in billions)	$0.8	$5.5	$18.1
Servicing portfolio as of period-end (in billions)	6.9	14.2	20.9
Pre-tax gain per dollar of retail receivables sold	0.6%	1.6%	0.5%
In 2007, income related to off-balance sheet securitizations declined $267 million compared with 2006. The decline primarily reflected amortization of the off-balance sheet securitization portfolio.
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
Credit losses related to the off-balance sheet securitized receivables are included in our initial and ongoing valuation of our residual interest in securitization transactions (see “Critical Accounting Estimates — Off-Balance Sheet Sales of Receivables in Securitizations and Other Transactions” section of Item 7 of Part II of our 10-K Report for definition) and neither impact the Provision for credit losses on our income statement nor influence our assessment of the adequacy of our allowance for credit losses related to our on-balance sheet receivables.
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

	Full Year
	2007	2006	2005
	(in millions)
Financing revenue
Retail revenue	$703	$1,128	$1,498
Wholesale revenue	—	—	1,006

Total financing revenue	703	1,128	2,504
Borrowing cost	(402)	(603)	(1,076)

Net financing margin	301	525	1,428
Net credit losses	(65)	(84)	(127)

Income before income taxes	$236	$441	$1,301

Memo:
Income related to off-balance sheet securitizations	$352	$619	$1,440
Recalendarization impact of off-balance sheet securitizations	116	178	139
In 2007, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $116 million higher than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in our off-balance sheet securitizations decreases over time.

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
We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We refer to our shareholder’s interest and our historical stockholder’s equity as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt

Statement	=	Equity
Leverage

Retained
						Interest in				Adjustments for
				Securitized		Securitized		Cash,		Hedge
				Off-balance		Off-balance		Cash Equivalents,		Accounting
		Total Debt	+	Sheet	–	Sheet	–	and Marketable	–	on Total Debt (b)
Managed Leverage	=			Receivables		Receivables		Securities (a)

Adjustments for
				Equity	+	Minority	–	Hedge
						Interest		Accounting
on Equity (b)

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments from derivatives due to movements in interest rates.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	December 31,
	2007	2006	2005

Total debt	$139.4	$139.7	$133.4
Total equity	13.4	11.8	11.4
Financial statement leverage (to 1)	10.4	11.9	11.7
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	December 31,
	2007	2006	2005

Total debt	$139.4	$139.7	$133.4
Securitized off-balance sheet receivables outstanding	6.0	12.2	18.0
Retained interest in securitized off-balance sheet receivables	(0.7)	(1.0)	(1.4)
Adjustments for cash, cash equivalents and marketable securities (a)	(16.7)	(21.8)	(17.9)
Adjustments for hedge accounting (b)	0.0	(0.1)	(0.5)

Total adjusted debt	$128.0	$129.0	$131.6

Total equity (including minority interest)	$13.4	$11.8	$11.4
Adjustments for hedge accounting (b)	(0.3)	(0.5)	(0.7)

Total adjusted equity	$13.1	$11.3	$10.7

Managed leverage (to 1)	9.8	11.4	12.3

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments from derivatives due to movements in interest rates.
We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we evaluate charge-offs, receivables and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support our operations and amounts to support on-balance sheet securitizations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt. We make hedge accounting adjustments to our assets, debt and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitizations. The hedge accounting adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of hedge accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For a discussion of our use of interest rate instruments and other derivatives, see Item 7A. We believe the managed leverage measure provides our investors with meaningful information regarding management’s decision-making processes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2007, our managed leverage was 9.8 to 1, compared with 11.4 to 1 a year ago. In 2007, we did not pay any distributions or dividends.
Aggregate Contractual Obligations
We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations as of December 31, 2007 are shown below:

	Payments Due by Period
					2013 and
	Total	2008	2009-2010	2011-2012	Thereafter
	(in millions)
Long-term debt obligations	$112,317	$32,721	$44,166	$25,631	$9,799
Interest payments relating to long-term debt	19,753	6,140	7,495	3,116	3,002
Operating lease obligations	153	57	79	12	5
Purchase obligations	4	2	2	—	—
FIN 48 liability*	159	113	36	10	—

Total	$132,386	$39,033	$51,778	$28,769	$12,806

*	Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).
Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with FIN 48 liabilities, only those liabilities for which we are able to make a reasonably reliable estimate of the amount and period of payment have been included above. For additional information on our long-term debt obligations, operating lease obligations and FIN 48 liability, see Notes 10, 18 and 11, respectively, of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Critical Accounting Estimates
We consider an accounting estimate to be critical if:
•	The accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made; and

•	Changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
The accounting estimates that are most important to our business involve:
•	Allowance for credit losses;

•	Accumulated depreciation on vehicles subject to operating leases; and

•	Off-balance sheet sales of receivables in securitizations and other transactions.
Management has discussed the development and selection of these critical accounting estimates with Ford’s and our audit committees, and these audit committees have reviewed these estimates and disclosures.
Allowance for Credit Losses
The allowance for credit losses is our estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Note 6 of our Notes to the Financial Statements contains additional information regarding our allowance for credit losses.
Nature of Estimates Required. We estimate the probable credit losses inherent in finance receivables and operating leases based on several factors.
Retail Installment and Lease Portfolio. The retail installment and lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values and economic conditions. Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models. Reasons for imprecision include changes in economic trends and conditions, portfolio composition and other relevant factors.
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
We use these assumptions to assist us in estimating our allowance for credit losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our Ford, Lincoln and Mercury brand U.S. retail and lease portfolio is as follows:

			Increase/(Decrease)
	Percentage		December 31, 2007
	Point		Allowance for
	Change		Credit Losses		2007 Expense
			(in millions)
Assumption
Repossession rates *	+/- 0.1	pt.	$40/$	(40)	$40/$	(40)
Loss severity	+/- 1.0		10/	(10)	10/	(10)

*	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.
Wholesale and Dealer Loan Portfolio. The wholesale and dealer loan portfolio is evaluated by segmenting individual loans into risk pools, which are determined by the risk characteristics of the loan (such as the amount of the loan, the nature of collateral and the financial status of the dealer). The risk pools are analyzed to determine if individual loans are impaired, and an allowance is estimated for the expected loss of these loans.
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
We monitor residual values each month, and we review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the expected residual values for our vehicles have changed, we revise depreciation to ensure that our net investment in operating leases (equal to our acquisition value of the vehicles less accumulated depreciation) will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to depreciation expense would result in a change in the depreciation rates of the vehicles subject to operating leases, and are recorded prospectively on a straight-line basis.
Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, between 237,000 and 300,000 units of Ford Credit’s North America operating lease vehicles have been returned to us annually.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. At December 31, 2007, if future auction values for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to decrease by one percent from our present estimates, the effect would be to increase the depreciation on these vehicles by about $60 million. Similarly, if return volumes for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to increase by one percent from our present estimates, the effect would be to increase our depreciation on these vehicles by about $10 million. These increases in depreciation would be charged to depreciation expense during the 2008 through 2011 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.
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
We evaluate the fair value of our retained interests on a quarterly basis and adjust the estimated market value as necessary. These fair value adjustments are reflected, net of tax, as a separate component of other comprehensive income included in shareholder’s interest. The fair value analysis for our residual interest in securitization transactions largely depends on updating our estimate of lifetime credit losses and prepayment speeds. If we determine, based on this updated information, these retained interests are other than temporarily impaired, we record fair value adjustments in earnings and not shareholder’s interest. The fair value of subordinated securities we retain is based on quoted market prices of securities with similar characteristics, if available, or using discounted cash flow methods with current market rates. The carrying amount of our restricted cash retained interest normally does not have to be adjusted.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 does not introduce new requirements for when fair value measures must be used, but focuses on how to measure fair value. SFAS No. 157 establishes a fair value hierarchy to classify the sources of information used to measure fair value. SFAS No. 157 is effective for us as of January 1, 2008. Management expects the impact on our financial condition and results of operations to be immaterial.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits entities to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument by instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us as of January 1, 2008. We will adopt the fair value option for available-for-sale securities, which will result in a cumulative after-tax effect increase of approximately $6 million to the opening balance of Retained Earnings as of January 1, 2008.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase. SFAS No. 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management is assessing the potential impact on our financial condition and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). This standard establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for us as of January 1, 2009 with early adoption prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which this standard is initially applied. The presentation and disclosure requirements of this standard shall be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interest and income from noncontrolling interests in our financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Outlook
We expect to be profitable in 2008, although at a lower level than in 2007. This is down from our outlook of “about equal” announced on January 24, 2008. Our revised outlook primarily reflects higher depreciation expense and severity as a result of continued auction market weakness. The lower earnings expected in 2008 compared with 2007 primarily reflect higher credit losses, lower volume, higher net losses related to market valuation adjustments from derivatives and higher depreciation expense, partially offset by higher margin and lower operating costs.
In January 2008, we resumed the use of designated hedge accounting for some of our derivatives, which should reduce our earnings volatility due to market valuation adjustments from derivatives.
Effective January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. These changes are expected to result in accelerated payments of about $5 billion through 2009 that under the prior method would have been paid after 2009. These changes will not have a significant impact on our income statement or our statement of shareholder’s interest/equity because we will continue to recognize the income over the term of the contract. Finance receivables and net investment in operating leases purchased or originated as of January 1, 2008 will be reported on our balance sheet net of unearned interest supplements and residual value support.
Subject to our ability to execute our funding plan and maintain sufficient liquidity, we plan to increase our managed leverage to about 11.5 to 1 by the end of 2008, up from 9.8 to 1 at year-end 2007, and pay distributions beginning in 2008. These distributions will reflect our 2008 net income plus a return of capital reflecting the planned increase in leverage as well as a projected smaller receivable base. Based upon these factors, we forecast our distributions to total about $5 billion through 2009.
At year-end 2008, we anticipate managed receivables to be in the range of $130 billion to $140 billion. The decrease primarily reflects the impact of net receivable liquidations, the implementation of alternative business arrangements and other strategic actions. We expect the funding structure required for this level of managed receivables to be the following (in billions, except for percentages):

	December 31,
	2008
Funding Structure
Ford Interest Advantage	$4	–	5
Asset-backed commercial paper	12	–	15
Term asset-backed securities	55	–	65
Term debt and other	58	–	62
Equity	11	–	12
Cash, cash equivalents and marketable securities*	(13)	–	(16)

Total funding structure	$130	–	140

Memo:
Securitized funding as a percentage of managed receivables	49	–	54%

*	Excludes marketable securities related to insurance activities.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Automotive Related:
•	Continued decline in Ford’s market share;

•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;

•	An increase in or acceleration of market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;

•	A significant decline in industry sales and our financing of those sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Continued or increased high prices for or reduced availability of fuel;

•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;

•	Economic distress of suppliers that has in the past or may in the future require Ford to provide financial support or take other measures to ensure supplies of components or materials;

•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	Single-source supply of components or materials;

•	Inability to implement Memorandum of Understanding with UAW to fund and discharge retiree health care obligations because of failure to obtain court approval or otherwise;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	Increased safety, emissions (e.g., CO2), fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on our results from a decrease in or cessation of government incentives;

•	Adverse effects on Ford’s operations resulting from geo-political or other events;

•	Substantial negative operating-related cash flows for the near- to medium-term affecting Ford’s ability to meet its obligations, invest in its business or refinance its debt;

•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);
Ford Credit Related:
•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruptions or otherwise;

•	Higher-than-expected credit losses;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
General:
•	Labor or other constraints on Ford’s or our ability to restructure its or our business;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);

•	Currency or commodity price fluctuations; and

•	Changes in interest rates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview
We are exposed to a variety of risks in the normal course of our business. The extent to which we effectively identify, assess, monitor and manage these risks is critical to our financial condition. The principal types of risk to our business include:
•	Market risk — the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;

•	Counterparty risk — the possibility that a counterparty may default on a derivative contract or cash deposit;

•	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk — the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;

•	Liquidity risk — the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•	Operating risk — errors relating to transaction processing and systems, actions that could result in compliance deficiencies with regulatory standards or contractual obligations and the possibility of fraud by our employees or outside persons.
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
As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates is insignificant. For additional information on our derivatives, see Notes 1 and 12 of our Notes to the Financial Statements.
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
The process described above is used to measure and manage the interest rate risk of our operations in the United States, Canada and the United Kingdom, which together represented approximately 78% of our total on-balance sheet finance receivables at December 31, 2007. For our other international affiliates, we use a technique, commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules that group assets, debt, and swaps into discrete time-bands based on their re-pricing characteristics. We then enter into interest rate swaps, which effectively change the re-pricing profile of our debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time-band falls within an established tolerance.

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
Our pre-tax cash flow sensitivity as of year-end 2007 and 2006 was as follows:

	Pre-Tax Cash Flow Sensitivity given a one	Pre-Tax Cash Flow Sensitivity given a one
	percentage point instantaneous increase in	percentage point instantaneous decrease in
	interest rates	interest rates
	(in millions)
December 31, 2007	$(16)	$16
December 31, 2006	(86)	86
Based on assumptions included in the analysis, our sensitivity to a one-percentage point instantaneous change in interest rates was lower at year-end 2007 than at year-end 2006. This change primarily reflects the result of normal fluctuations within the approved tolerances of our risk management strategy.
Additional Model Assumptions
While the sensitivity analysis presented is our best estimate of the impacts of the specified assumed interest rate scenarios, our actual results could differ from those projected. The model we use to conduct this analysis is heavily dependent on assumptions. Embedded in the model are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, replacement of maturing derivatives, exercise of options embedded in debt and derivatives, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. Our repayment projections ahead of contractual maturity are based on historical experience. If interest rates or other factors change, our actual prepayment experience could be different than projected.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)
Derivative Notional Values
The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	December 31,
	2007	2006
	(in billions)
Interest rate swaps
Pay-fixed, receive-floating, excluding securitization swaps	$42	$33
Pay-floating, receive-fixed, excluding securitization swaps	29	31
Pay-floating, receive-floating (basis), excluding securitization swaps	*	*
Securitization swaps	86	73

Total interest rate swaps	$157	$137
Other Derivatives
Cross-currency swaps	12	14
Foreign currency forwards	12	8
Interest rate forwards	*	*

Total notional value	$181	$159

*	Less than $500 million.
The derivatives identified above as securitization swaps are interest rate swaps we entered into to facilitate certain of our securitization transactions and are included in our pre-tax cash flow sensitivity analysis detailed in the table above. At December 31, 2007, our total derivative notional value was $181 billion, approximately $22 billion higher than a year ago. The increase was driven by higher securitization swap notional balances reflecting our increased utilization of securitization as a funding source, and higher pay-fixed, receive-floating swap notional balances compensating for lower levels of fixed-rate debt which are a natural hedge to fixed-rate assets.
Derivative Fair Values
The fair value of net derivative financial instruments (derivative assets less derivative liabilities) as reported on our balance sheet as of December 31, 2007 was $1.4 billion, approximately $100 million lower than a year ago. For additional information see Notes 1 and 12 of our Notes to the Financial Statements.
Counterparty Risk
Counterparty risk relates to the loss we could incur if an obligor or counterparty defaulted on an investment or a derivative contract. We enter into master agreements with counterparties that allow netting of certain exposures in order to manage this risk. Exposures primarily relate to investments in fixed-income instruments and derivative contracts used for managing interest rate and foreign currency exchange rate risk. We, together with Ford, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.
Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. We establish exposure limits for both mark-to-market and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. We use a Monte Carlo simulation technique to assess our potential exposure by tenor, defined at 95% confidence level. Our exposures are monitored on a regular basis and are included in periodic reporting to Ford’s Treasurer.
Substantially all of our counterparty exposures are with counterparties that have long-term credit ratings of single-A or better. Our guideline for counterparty minimum long-term credit ratings is BBB-. For additional information on our derivatives, see Notes 1 and 12 of our Notes to the Financial Statements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Financial Statements, the accompanying Notes and the Report of the Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules” and set forth on pages FC-1 through FC-43 immediately following the signature pages of this Report.
Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2007 and 2006 are disclosed in Note 17 of the Notes to the Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (‘‘CEO’’), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (‘‘CFO’’) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of December 31, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
In October 2007, FCE agreed with a third party to establish a joint venture finance company. The transaction is subject to certain conditions, including regulatory approval. If the transaction is completed, FCE will transfer the majority of its business and assets from four European locations, constituting approximately 6% of FCE’s current balance sheet, into the joint venture. The joint venture will support the sale of Ford vehicles in these markets.
Additional information about Ford can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2007, filed separately with the SEC and included as an exhibit to this Report (without Financial Statements or Exhibits).

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not required.
ITEM 11. EXECUTIVE COMPENSATION
Not required.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Not required.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not required.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Full Year
	2007	2006
	(in millions)
Nature of Services

Audit fees — for audit of the financial statements included in our annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company’s internal controls over financial reporting, statutory financial statement filings, and providing comfort letters in connection with our funding transactions	$9.4	$8.3

Audit-related fees — for support of funding transactions, attestation services, assistance with interpretation of accounting standards, and services related to divestitures	2.0	1.9

Tax fees — for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to divestitures	1.9	1.1

All other fees	—	—

Total fees	$13.3	$11.3

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Ford Motor Credit Company LLC and Subsidiaries
Consolidated Statement of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Balance Sheet, December 31, 2007 and 2006
Consolidated Statement of Shareholder’s Interest/Equity, December 31, 2007, 2006 and 2005
Consolidated Statement of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to the Financial Statements
The Consolidated Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FC-1 through FC-43 immediately following the signature pages of this report.
(a) 2. Financial Statement Schedules
Schedules have been omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.
(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.

Exhibit 4-B	Indenture dated as of November 1, 1987 between Ford Motor Credit Company and Continental Bank, National Association relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Current Report on Form 8-K dated December 10, 1990 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-C	Indenture dated as of August 1, 1994 between Ford Motor Credit Company and First Union National Bank relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 33-55237.

Exhibit 10-A	Copy of Amended and Restated Profit Maintenance Agreement dated as of January 1, 2002 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10-A to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.1 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-D	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-E	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report

Exhibit 24	Powers of Attorney.	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2007.	Incorporated herein by reference to Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2007. File No. 1-3950.
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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Kenneth R. Kent

Kenneth R. Kent Vice Chairman, Chief Financial Officer and Treasurer

Date:	February 27, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities on the date indicated.

Signature		Title	Date

/s/ Michael E. Bannister* (Michael E. Bannister)		Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 27, 2008

/s/ Kenneth R. Kent* (Kenneth R. Kent)		Director, Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 27, 2008

/s/ Terry D. Chenault* (Terry D. Chenault)		Director and Executive Vice President – President, Global Operations, Technology and Risk Management	February 27, 2008

/s/ Peter J. Daniel* (Peter J. Daniel)		Director and Audit Committee Member	February 27, 2008

/s/ Donat R. Leclair* (Donat R. Leclair, Jr.)		Director and Audit Committee Chairman	February 27, 2008

/s/ John T. Noone* (John T. Noone)		Director and Executive Vice President - President, Global Marketing and Sales	February 27, 2008

/s/ Neil M. Schloss* (Neil M. Schloss)		Director and Audit Committee Member	February 27, 2008

* By	/s/ Corey M. MacGillivray (Corey M. MacGillivray)	Attorney-in-Fact	February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC
(formerly Ford Motor Credit Company):
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder’s interest /equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 27, 2008

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Financing revenue
Operating leases	$6,343	$5,608	$5,286
Retail	3,475	3,649	3,932
Interest supplements and other support costs earned from affiliated companies (Note 15)	4,592	3,487	3,259
Wholesale	2,132	2,419	1,232
Other	174	215	221

Total financing revenue	16,716	15,378	13,930
Depreciation on vehicles subject to operating leases	(6,188)	(5,189)	(4,430)
Interest expense	(8,630)	(7,818)	(6,616)

Net financing margin	1,898	2,371	2,884
Other revenue
Investment and other income related to sales of receivables (Note 7)	391	668	1,513
Insurance premiums earned, net (Note 2)	169	182	192
Other income, net	1,362	1,019	845

Total financing margin and other revenue	3,820	4,240	5,434
Expenses
Operating expenses	1,929	2,038	2,185
Provision for credit losses (Note 6)	588	95	166
Insurance expenses (Note 2)	88	154	160

Total expenses	2,605	2,287	2,511

Income before income taxes	1,215	1,953	2,923
Provision for income taxes (Note 11)	446	670	1,059

Income before minority interests	769	1,283	1,864
Minority interests in net income of subsidiaries	0	0	1

Income from continuing operations	769	1,283	1,863
Income from discontinued operations (Note 13)	—	—	37
Gain on disposal of discontinued operations (Note 13)	6	—	4

Net income	$775	$1,283	$1,904

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents (Note 1)	$14,137	$12,331
Marketable securities (Note 3)	3,155	10,161
Finance receivables, net (Note 4)	111,468	109,405
Net investment in operating leases (Note 5)	29,663	25,939
Retained interest in securitized assets (Note 7)	653	990
Notes and accounts receivable from affiliated companies	906	950
Derivative financial instruments (Note 12)	2,811	2,445
Other assets (Note 9)	6,230	5,752

Total assets	$169,023	$167,973

LIABILITIES AND SHAREHOLDER’S INTEREST/EQUITY
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,837	$1,509
Affiliated companies	2,308	3,648

Total accounts payable	4,145	5,157
Debt (Note 10)	139,411	139,740
Deferred income taxes	5,380	6,783
Derivative financial instruments (Note 12)	1,376	937
Other liabilities and deferred income (Note 9)	5,314	3,588

Total liabilities	155,626	156,205

Minority interests in net assets of subsidiaries	3	3

Shareholder’s interest/equity
Capital stock and paid in surplus	—	5,149
Shareholder’s interest	5,149	—
Accumulated other comprehensive income	1,730	825
Retained earnings	6,515	5,791

Total shareholder’s interest/equity	13,394	11,765

Total liabilities and shareholder’s interest/equity	$169,023	$167,973

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST/EQUITY
(in millions)

				Accumulated Other
	Capital			Comprehensive Income/(Loss)
	Stock &	Share-		Unrealized	Foreign
	Paid-in	holder’s	Retained	Gain/(Loss)	Currency	Derivative
	Surplus	Interest	Earnings	on Assets	Translation	Instruments	Total
Balance at December 31, 2004	$5,142	$—	$6,725	$196	$656	$44	$12,763
2005 comprehensive income/(loss) activity:
Net income	—	—	1,904	—	—	—	1,904
Change in value of retained interest in securitized assets (net of tax of $18)	—	—	—	(32)	—	—	(32)
Unrealized loss on marketable securities (net of tax of $4)	—	—	—	(7)	—	—	(7)
Less: reclassification adjustment for gains on marketable securities realized in net income (net of tax of $1)	—	—	—	(2)	—	—	(2)
Foreign currency translation	—	—	—	—	(469)	—	(469)
Net gain on derivative instruments (net of tax of $35)	—	—	—	—	1	61	62
Less: reclassification adjustment for gains on derivative instruments realized in net income (net of tax of $32)	—	—	—	—	—	(57)	(57)

Total comprehensive income/(loss), net of tax	—	—	1,904	(41)	(468)	4	1,399
Cash dividends paid in 2005 and dividend transfer (a)	—	—	(2,758)	—	—	—	(2,758)

Balance at December 31, 2005	$5,142	$—	$5,871	$155	$188	$48	$11,404
2006 comprehensive income/(loss) activity:
Net income	—	—	1,283	—	—	—	1,283
Change in value of retained interest in securitized assets (net of tax of $33)	—	—	—	(64)	—	—	(64)
Unrealized gain on marketable securities (net of tax of $9)	—	—	—	12	—	—	12
Less: reclassification adjustment for gains on marketable securities realized in net income (net of tax of $5)	—	—	—	(10)	—	—	(10)
Foreign currency translation	—	—	—	—	523	—	523
Net gain on derivative instruments	—	—	—	—	9	—	9
Less: reclassification adjustment for gains on derivative instruments realized in net income (net of tax of $20)	—	—	—	—	—	(36)	(36)

Total comprehensive income/(loss), net of tax	—	—	1,283	(62)	532	(36)	1,717
Paid-in surplus	7	—	—	—	—	—	7
Cash dividends paid in 2006 and dividend transfer (a)	—	—	(1,363)	—	—	—	(1,363)

Balance at December 31, 2006	$5,149	$—	$5,791	$93	$720	$12	$11,765
Adjustment for the adoption of FIN 48	—	—	(51)	—	—	—	(51)
Conversion of capital stock and paid-in surplus to shareholder’s interest	(5,149)	5,149	—	—	—	—	—
2007 comprehensive income/(loss) activity:
Net income	—	—	775	—	—	—	775
Change in value of retained interest in securitized assets (net of tax of $21)	—	—	—	(36)	—	—	(36)
Unrealized gain on marketable securities (net of tax of $2)	—	—	—	3	—	—	3
Less: reclassification adjustment for gain on marketable securities realized in net income (net of tax of $11)	—	—	—	(22)	—	—	(22)
Foreign currency translation	—	—	—	—	974	—	974
Net gain on derivative instruments	—	—	—	—	(2)	—	(2)
Less: reclassification adjustment for gains on derivative instruments realized in net income (net of tax of $7)	—	—	—	—	—	(12)	(12)

Total comprehensive income/(loss), net of tax	—	—	775	(55)	972	(12)	1,680
Paid in-surplus	—	—	—	—	—	—	—
Cash distributions/dividends paid in 2007 and distributions/dividend transfer	—	—	—	—	—	—	—

Balance at December 31, 2007	$—	$5,149	$6,515	$38	$1,692	$—	$13,394

(a)	Dividends included the transfer of Ford Credit assets to Ford with a net book value of $8 million in the First Quarter 2005 and a net book value of $13 million in the Third Quarter 2006.
The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$775	$1,283	$1,904
Income related to discontinued operations	(6)	—	(41)
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	588	95	166
Depreciation and amortization	6,778	5,489	4,937
Net gain on sales of finance receivables	(5)	(88)	(87)
(Decrease)/increase in deferred income taxes	(1,382)	(94)	737
Net change in other assets	(288)	915	198
Net change in other liabilities	286	(26)	(2,158)
Net purchases of held-for-sale wholesale receivables	—	—	(1,188)
All other operating activities	27	192	837

Net cash provided by operating activities	6,773	7,766	5,305

Cash flows from investing activities
Purchase of finance receivables (other than wholesale)	(39,005)	(44,647)	(38,937)
Collection of finance receivables (other than wholesale)	37,263	35,008	38,260
Purchase of operating lease vehicles	(16,517)	(15,275)	(15,318)
Liquidation of operating lease vehicles	7,808	6,429	9,043
Net change in wholesale receivables	1,986	5,856	978
Net change in retained interest in securitized assets	401	672	4,580
Net change in notes receivable from affiliated companies	148	31	343
Proceeds from sales of receivables and retained interests	697	5,120	20,935
Purchases of marketable securities	(8,795)	(19,610)	(6,169)
Proceeds from sales and maturities of marketable securities	15,974	13,591	3,072
Proceeds from sales of businesses	157	—	2,057
Net change in derivatives	(188)	178	1,349
Transfer of cash balances upon disposition of discontinued operations	—	—	(5)
All other investing activities	(422)	16	(2)

Net cash (used in)/provided by investing activities	(493)	(12,631)	20,186

Cash flows from financing activities
Proceeds from issuance of long-term debt	32,383	45,533	20,882
Principal payments on long-term debt	(38,308)	(35,836)	(32,432)
Change in short-term debt, net	1,073	(6,152)	(8,663)
Cash distributions/dividends paid	—	(1,350)	(2,750)
All other financing activities	(105)	(140)	(17)

Net cash (used in)/provided by financing activities	(4,957)	2,055	(22,980)
Effect of exchange rate changes on cash and cash equivalents	473	343	(386)

Total cash flows from continuing operations	1,796	(2,467)	2,125

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	10	—	71
Cash flows from discontinued operations used in investing activities	—	—	(66)

Net increase/(decrease) in cash and cash equivalents	$1,806	$(2,467)	$2,130

Cash and cash equivalents, beginning of period	$12,331	$14,798	$12,668
Change in cash and cash equivalents	1,806	(2,467)	2,130

Cash and cash equivalents, end of period	$14,137	$12,331	$14,798

Supplementary cash flow information for continuing operations (a)
Interest paid	$8,387	$7,495	$6,129
Income taxes paid	1,898	533	268

(a)	Refer to Note 7, cash flow, for non-cash supplementary data related to the consolidation of our wholesale securitization program.
The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1. ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include Ford Motor Credit Company LLC, its controlled domestic and foreign subsidiaries and joint ventures, and consolidated variable interest entities (“VIEs”) in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”). Affiliates that we do not consolidate, but for which we have significant influence over operating and financial policies, are accounted for using the equity method. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).
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
We conduct our financing operations directly or indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. Our business segments include Ford Credit North America (“North America Segment”) and Ford Financial International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly or indirectly. Additional financial information regarding our operations by business segment and operations by geographic region are shown in Note 16.
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
Certain subsidiaries are subject to regulatory capital requirements requiring maintenance of certain minimum capital levels that limit the ability of the subsidiaries to pay dividends.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
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
Revenue Recognition
Revenue from finance receivables (including direct financing leases) is recognized using the interest method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized on a straight-line basis over the term of the lease. The accrual of rental payments on operating leases and interest on receivables is discontinued at the time a receivable is determined to be uncollectible.
We receive interest supplements and other support payments on certain financing and leasing transactions under agreements with Ford and other affiliates. Income is recognized in a manner that is consistent with revenue recognition on the underlying financing contracts over the periods that the related finance receivables and leases are outstanding.
Sales of Receivables
We securitize finance receivables and net investment in operating leases and sell retail installment sale contracts in whole-loan sale transactions to fund our operations and to maintain liquidity. Most of our securitizations do not meet the criteria for off-balance sheet treatment. As a result, the securitized assets and associated debt remain on our balance sheet and no gain or loss is recorded for these transactions.
We record our sales of receivables as off-balance sheet when the following criteria are met:
•	The receivables are isolated from the transferor — we transfer the receivables to bankruptcy-remote special purpose entities (“SPEs”) or other independent entities.

•	The receivables are transferred to an entity that has the right to pledge or exchange the assets or to a qualifying SPE whose beneficial interest holders have the right to pledge or exchange their beneficial interests. In our off-balance sheet transactions we generally use a qualifying SPE or we sell the receivables to an independent entity. In either case, we do not restrict the transferee from pledging or exchanging the receivables or beneficial interests.

•	The transferor does not maintain control over the receivables — we are not permitted to regain control over the transferred receivables or cause the return of specific receivables, other than through a “cleanup” call, an optional repurchase of the remaining transferred financial assets at a point where the cost of servicing the outstanding assets becomes burdensome in relation to the benefits.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 1. ACCOUNTING POLICIES — Continued
For off-balance sheet sales of receivables, gains or losses are recognized in the period in which the sale occurs. We retain certain interests in receivables sold in off-balance sheet securitization transactions. In determining the gain or loss on each sale of finance receivables, the investment in the sold receivables pool is allocated between the portions sold and retained based on their relative fair values at the date of sale. Retained interests may include residual interest in securitizations, restricted cash held for the benefit of securitization investors and subordinated securities. These interests are recorded at fair value with unrealized gains recorded, net of tax, as a separate component of Accumulated other comprehensive income in Shareholder’s interest/equity. Residual interests in securitizations represent the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions. We do not retain any interests in the whole-loan sale transactions but continue to service the sold receivables.
In both off-balance sheet securitization transactions and whole-loan sales, we also retain the servicing rights and generally receive a servicing fee. The fee is recognized as collected over the remaining term of the related sold finance receivables. We establish a servicing asset or liability when the servicing fee does not adequately compensate us for retaining the servicing rights. Interest supplement payments due from affiliates related to receivables sold in off-balance sheet securitizations or whole-loan sale transactions are recorded, on a present value basis, as a receivable in Other assets on our balance sheet at the time the receivables are sold. Present value accretion is recognized in Investment and other income related to sales of receivables.
Receivables Classifications
Receivables are accounted for as held-for-investment (“HFI”) if management has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. Receivables that are classified as HFI are recorded at cost. The determination of intent and ability to hold for the foreseeable future is highly judgmental and requires management to make good faith estimates based on all information available at the time of origination. Once a decision has been made to sell specific receivables not previously classified as held-for-sale (“HFS”), such receivables are transferred into the HFS classification and carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance offset to income. We use internally developed quantitative methods to determine fair value that incorporate appropriate funding pricing and enhancement requirements, as well as estimates concerning credit losses and prepayments.
Regardless of receivable classification, retained interests related to sold receivables are classified and accounted for as available-for-sale securities. The initial receipt of retained interests represents a non-cash transfer and subsequent cash flows related to repayment of the retained interests are recorded as an investing activity.
We classify receivables on a receivable-by-receivable basis. Specific receivables included in off-balance sheet securitizations or whole-loan sale transactions are usually not identified until the month in which the sale occurs. Each quarter we make a determination of whether it is probable that receivables originated during the quarter will be held for the foreseeable future based on historical receivable sale experience, internal forecasts and budgets, as well as other relevant, reliable information available through the date of evaluation. For purposes of this determination, we define probable to mean at least 70% likely and, consistent with our budgeting and forecasting period, we define foreseeable future to mean 12 months. We also consider off-balance sheet funding channels in connection with our quarterly receivable classification determination.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 1. ACCOUNTING POLICIES — Continued
Held-For-Investment
Finance receivables originated during the quarter for which we determine that it is probable we will hold for the following twelve months are classified as HFI and carried at amortized cost. Beginning in November 2005, all wholesale receivables are classified as HFI at origination. Prior to November 2005, certain wholesale receivables were originally classified as HFS because we had committed to sell these receivables to an off-balance sheet trust. All retail receivables are classified as HFI at origination during all periods presented. Cash flows resulting from the purchase of these receivables that are originally classified as HFI are recorded as an investing activity. Once a decision has been made to sell specifically identified receivables that were originally classified as HFI and the receivables are sold in the same reporting period, the receivables are reclassified as HFS and simultaneously removed from the balance sheet. The fair value adjustment is incorporated and recognized in the net gain on sale of receivables component in the Investment and other income related to sales of receivables line in the income statement. If the receivables have been selected for an off-balance sheet transaction that has not occurred at the end of the reporting period, the receivables are reclassified as HFS and a valuation adjustment is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Cash flows resulting from the sale of the receivables that were originally classified as HFI are recorded as an investing activity since GAAP requires the statement of cash flow presentation to be based on the original classification of the receivables. See Proceeds from sales of receivables and retained interests in Note 7 for details on the proceeds from the sale of receivables that were originally classified as HFI.
Held-For-Sale
Finance receivables originated during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the purchase of these receivables are recorded as an operating activity. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Once specifically identified receivables that were originally classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain on sale. Cash flows resulting from the sale of the receivables that were originally classified as HFS are recorded as an operating activity. As a result of our accounting for any retained interest related to sold receivables as available-for-sale securities, there will be a net operating cash outflow impact for these receivables since the cash flows related to the retained interest will be classified as investing cash inflows.
As of December 31, 2007 and 2006 there are no finance receivables classified as held-for-sale.
Depreciation
Depreciation expense on vehicles subject to operating leases is provided on a straight-line basis in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation for leased vehicles on a regular basis taking into consideration various assumptions, such as expected residual values at lease termination (including residual value support payments from Ford) and the estimated number of vehicles that will be returned to us. Adjustments to depreciation expense reflect revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. Upon disposition of the vehicle, the difference between net book value and actual proceeds (including residual value support payments from Ford) is recorded as an adjustment to Depreciation on vehicles subject to operating leases. We also monitor our portfolio of vehicles subject to operating leases for impairment indicators.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 1. ACCOUNTING POLICIES — Continued
Cash and Cash Equivalents and Marketable Securities
Cash and all highly liquid investments with a maturity of 90 days or less at date of purchase are classified as Cash and cash equivalents. Our cash and cash equivalents include short-term United States Treasury bills, federal agency securities, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The book value of cash and cash equivalents approximates fair value because of the short maturities of these instruments. We review our disbursement accounts and reclassify any aggregate negative balances to a liability account included in Accounts payable on our balance sheet. See Note 7 for additional information on cash that supports our on-balance sheet securitization transactions.
Marketable securities consist of investments in U.S. government, corporate debt and equities, mortgage-backed securities, government-sponsored enterprises and non-U.S. government securities. At acquisition, our marketable securities are classified as available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of Accumulated other comprehensive income in Shareholder’s interest/equity. Held-to-maturity securities are recorded at amortized cost. The basis of cost used in determining realized gains and losses is specific identification. See Note 3 for additional information on marketable securities.
We recognized earnings of $899 million, $819 million and $560 million in 2007, 2006, and 2005, respectively, related to interest and investment income on our cash and cash equivalents and marketable securities. These amounts are included in Other income, net.
Allowance for Credit Losses
The allowance for credit losses is our estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet. The allowance is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values and economic conditions. Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on our income statement. Finance receivables and lease investments are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.
Derivative Financial Instruments
As part of our risk management strategy, we use interest rate swaps and foreign exchange derivatives to mitigate our risk exposure. Interest rate swaps are used to manage the effects of interest rate fluctuations. Foreign currency exchange agreements, including forward contracts and swaps, are used to manage foreign exchange exposure. We do not engage in any speculative activities in the derivative markets. All derivatives are recognized on the balance sheet at fair value. The fair value of our interest rate and foreign exchange derivatives is calculated using current market rates.
Although our derivatives economically hedge our interest rate and currency exchange rate risks, we may not apply designated hedge accounting. Some derivatives may not qualify for hedge accounting; for others we may elect to not apply hedge accounting. For derivatives which do qualify for hedge accounting, we may designate as a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or net assets of certain foreign entities to offset the translation and economic exposure related to our investment in these entities (“net investment” hedge). Derivatives that receive designated hedge accounting treatment are documented and the relationships are evaluated for effectiveness at the time they are designated as well as throughout the hedge period.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 1. ACCOUNTING POLICIES — Continued
Changes in the value of a derivative not designated for hedge accounting are recorded currently in earnings. Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in the fair value of the underlying hedged exposure, are recorded currently in earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded net of tax, to the extent the hedge is effective, as a separate component of Accumulated other comprehensive income in Shareholder’s interest/equity. Changes in the value of a derivative that is designed as a net investment hedge, excluding the ineffective portion of the hedge, are included in Accumulated other comprehensive income as a foreign currency translation adjustment until the hedged investment is sold or liquidated. We report the cash flows related to all derivative activity, regardless of designation, in Cash flows from investing activities in our Statement of cash flows.
When a derivative is de-designated from a fair value hedge relationship, or when the derivative in a fair value hedge relationship is terminated before maturity, the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized over its remaining life. When a derivative is de-designated from a cash flow hedge relationship, all changes in the fair value of the derivative instrument are included in earnings each period until the derivative instrument matures, unless the derivative is subsequently designated in another hedge relationship.
We manage our foreign currency and interest rate counterparty credit risks by establishing limits and monitoring the financial condition of counterparties. The amount of exposure we may have to a single counterparty on a worldwide basis is limited by company policy. In the unlikely event that a counterparty fails to meet the terms of a foreign currency or an interest rate instrument, risk is limited to the fair value of the derivative instrument. We also enter into master netting agreements with counterparties that usually allow for netting of certain exposures. To ensure consistency in our treatment of derivative and non-derivative exposures with regard to these agreements, our accounting policy is to not offset fair value amounts of our derivative assets and liabilities in our financial statements. This policy represents a change as of December 31, 2007 and has been applied retrospectively to the 2006 balance sheet.
Foreign Currency Translation
Results of operations and cash flows of our foreign subsidiaries are translated to U.S. dollars at average-period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of Accumulated other comprehensive income in Shareholder’s interest/equity. Gains and losses arising from transactions denominated in a currency other than the functional currency are included in Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 2. INSURANCE
We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”) and its subsidiaries. TARIC is our wholly owned subsidiary. TARIC offers a variety of products and services, including physical damage insurance and extended service plan contracts.
Revenue Recognition
Insurance premiums earned are reported net of reinsurance. These premiums are earned over their respective policy periods. Physical damage insurance premiums, including premiums on vehicles financed at wholesale by us, are recognized as income on a monthly basis. Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience. Certain costs of acquiring new business are deferred and amortized over the term of the related policies on the same basis on which premiums are earned.
Insurance Expenses and Liabilities
Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses are as follows for the years ended December 31:

	2007	2006	2005
	(in millions)
Insurance claims	$71	$128	$140
Claim adjustment expenses	5	9	8
Amortization of deferred acquisition costs	12	17	12

Insurance expenses	$88	$154	$160

The liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, was $37 million and $50 million at December 31, 2007 and 2006, respectively, and was included in Other liabilities and deferred income.
Reinsurance
TARIC’s reinsurance activity primarily consists of ceding a majority of its automotive service contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets. Ceded insurance expenses that were deducted from the amounts reported as Insurance expenses were $179 million, $285 million and $382 million in 2007, 2006 and 2005, respectively.
The effect of reinsurance on premiums written and earned is as follows:

	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
			(in millions)
Direct	$284	$459	$289	$611	$522	$762
Assumed	10	17	26	25	29	31
Ceded	(140)	(307)	(136)	(454)	(371)	(601)

Net premiums	$154	$169	$179	$182	$180	$192

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 3. MARKETABLE SECURITIES
At acquisition, our marketable securities are classified as available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, as a separate component of Accumulated other comprehensive income in Shareholder’s interest/equity. Held-to-maturity securities are recorded at amortized cost. The basis of cost used in determining realized gains and losses is specific identification.
The fair value of substantially all securities was determined based on quoted market prices. For securities for which quoted market prices were not available, the estimate of fair value was based on similar types of securities traded in the market.
Marketable securities at December 31 were as follows:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in millions)
Available-for-sale securities
U.S. government	$632	$1	$0	$633
Corporate debt	124	2	1	125
Mortgage-backed	324	2	1	325
Equity	99	2	0	101
Government-sponsored enterprises	1,944	4	—	1,948
Government — non U.S.	15	0	0	15
Held-to-maturity securities	8	—	—	8

Total marketable securities	$3,146	$11	$2	$3,155

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in millions)
Available-for-sale securities
U.S. government	$3,710	$4	$1	$3,713
Corporate debt	1,097	1	2	1,096
Mortgage-backed	263	1	4	260
Equity	60	36	1	95
Government-sponsored enterprises	4,968	5	0	4,973
Government — non U.S.	15	0	0	15
Municipal	1	—	0	1
Held-to-maturity securities	8	—	—	8

Total marketable securities	$10,122	$47	$8	$10,161

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 3. MARKETABLE SECURITIES — Continued
The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, by contractual maturity, were as follows:

	2007
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(in millions)
Due in one year or less	$2,384	$2,387	$1	$1
Due after one year through five years	228	229	3	3
Due after five years through ten years	51	52	2	2
Due after ten years	52	53	2	2
Mortgage-backed securities	324	325	—	—
Equity securities	99	101	—	—

Total	$3,138	$3,147	$8	$8

Included in the above contractual maturities are investments on deposit with regulatory authorities (at amortized cost), as required by law, totaling $15 million and $14 million at December 31, 2007 and 2006, respectively.
Proceeds from maturities of marketable securities were $7,900 million, $9,157 million, and $2,381 million in 2007, 2006 and 2005, respectively. Proceeds from sales of available-for-sale securities were $8,074 million, $4,434 million and $691 million in 2007, 2006 and 2005, respectively. Gross realized gains were $45 million, $19 million and $7 million in 2007, 2006 and 2005, respectively. Gross realized losses were $5 million, $4 million and $3 million in 2007, 2006 and 2005, respectively.
The fair value of investments in an unrealized loss position at December 31, 2007, aggregated by investment category and length of time that the investments have been in a continuous loss position, were as follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in millions)
Available-for-sale securities
U.S. government	$10	$0	$—	$—	$10	$0
Corporate debt	12	0	15	1	27	1
Mortgage-backed	9	0	100	1	109	1
Government — non U.S.	2	0	1	0	3	0

Total available-for-sale securities	$33	$0	$116	$2	$149	$2

We utilize a systematic process to evaluate whether unrealized losses related to investments in debt and equity securities are other than temporary in nature. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the investment carrying amount is considered impaired and adjusted downward to the revised fair value. During 2007, there were no impairments recorded.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 4. FINANCE RECEIVABLES
Net finance receivables at December 31 were as follows:

	2007	2006
	(in millions)
Retail	$74,203	$71,347
Wholesale	34,808	35,227
Other	3,394	3,815

Total finance receivables, net of unearned income (a)(b)	112,405	110,389
Less: Allowance for credit losses	(937)	(984)

Finance receivables, net	$111,468	$109,405

Net finance receivables subject to fair value (c)	$107,170	$104,873
Fair value	105,989	103,614

(a)	At December 31, 2007 and 2006, includes $1.8 billion and $1.9 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At December 31, 2007 and 2006, includes finance receivables of $67.2 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

(c)	At December 31, 2007 and 2006, excludes $4.3 billion and $4.5 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.
The fair value of finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For finance receivables with short maturities (generally three months or less), the book value approximates fair value.
At December 31, 2007, finance receivables included $1.7 billion owed by the three customers with the largest receivables balances.
Contractual maturities of total finance receivables outstanding at December 31, 2007, net of unearned income, were as follows:

	Due in Year Ending December 31,			Due After
	2008	2009	2010	2010	Total
			(in millions)
Retail	$27,274	$19,928	$13,991	$13,010	$74,203
Wholesale	34,464	344	0	0	34,808
Other	1,959	282	229	924	3,394

Total	$63,697	$20,554	$14,220	$13,934	$112,405

Prepayment may cause actual maturities to differ from contractual maturities. The above table, therefore, is not to be regarded as a forecast of future cash collections.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 4. FINANCE RECEIVABLES — Continued
The aggregate finance receivables balances related to accounts past due more than 60 days at December 31 were as follows:

	2007	2006
	(in millions)
Retail	$433	$405
Wholesale	168	140
Other	22	8

Total	$623	$553

Investments in direct financing leases, which are included in retail finance receivables, were as follows at December 31:

	2007	2006
	(in millions)
Minimum lease rentals to be received, including origination costs	$2,367	$2,577
Estimated residual values	2,353	2,384
Less: Unearned income	(417)	(425)
Less: Allowance for credit losses	(41)	(46)

Net investment in direct financing leases	$4,262	$4,490

Future minimum rentals from direct financing leases for each of the five succeeding years are as follows (in millions): 2008 — $972; 2009 — $665; 2010 — $444; 2011 — $212; 2012 — $18.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 5. NET INVESTMENT IN OPERATING LEASES
Net investment in operating leases at December 31 was as follows:

	2007	2006
	(in millions)
Vehicles, at cost, including initial direct costs	$38,000	$33,012
Less: Accumulated depreciation	(8,184)	(6,947)
Less: Allowance for credit losses	(153)	(126)

Net investment in operating leases (a)	$29,663	$25,939

(a)	At December 31, 2007 and 2006, includes net investment in operating leases of $18.9 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
Future minimum rentals on operating leases are as follows (in millions): 2008 — $5,029; 2009 — $3,511; 2010 — $1,908; 2011 — $576; 2012 — $18.
NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and operating leases for the years ended December 31:

	2007	2006	2005
	(in millions)
Balance, beginning of year	$1,110	$1,586	$2,434
Provision for credit losses	588	95	166
Deductions
Charge-offs before recoveries	1,102	993	1,183
Recoveries	(470)	(470)	(477)

Net charge-offs	632	523	706
Other changes, principally amounts related to translation adjustments and finance receivables sold	(24)	48	308

Net deductions	608	571	1,014

Balance, end of year	$1,090	$1,110	$1,586

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 7. SALES OF RECEIVABLES
Servicing Portfolio
We retain servicing rights for receivables sold in off-balance sheet securitization and whole-loan sale transactions. The servicing portfolio is summarized in the following table for the years ended December 31:

Retail
(in millions)
Servicing portfolio at December 31, 2005	$20,921
2006 activity
Receivables sales	5,531
Collections and re-acquired receivables	(12,218)

Servicing portfolio at December 31, 2006	14,234
2007 activity
Receivables sales	815
Collections and re-acquired receivables	(8,151)

Servicing portfolio at December 31, 2007	$6,898

Retained Interest in Securitized Assets
Components of retained interest in off-balance sheet securitized assets at December 31 included the following:

	2007	2006
	(in millions)
Residual interest in securitization transactions	$466	$709
Restricted cash held for benefit of securitization investors	135	204
Subordinated securities	52	77

Retained interest in securitized assets	$653	$990

Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions. Retained interests are recorded at fair value. In determining the fair value of restricted cash held for investors and residual interest in securitization transactions, we discount the projected cash flows retained at the transaction discount rates.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 7. SALES OF RECEIVABLES — Continued
Investment and Other Income
The following table summarizes the activity related to off-balance sheet sales of receivables reported in Investment and other income related to sales of receivables for the years ended December 31:

	2007	2006	2005
	(in millions)
Income on residual interest	$157	$137	$468
Servicing fees	122	198	376
Interest income on retained interests	34	32	327
Net gain on sale of receivables	5	88	87
Other	73	213	255

Investment and other income related to sales of receivables	$391	$668	$1,513

For the year ended December 31, 2007, we utilized certain point-of-sale assumptions to value the residual interest in our retail transactions, which included a discount rate of 12.5%, prepayment speeds of 1.5% (which represents expected payments earlier than scheduled maturity dates) and net credit losses of 1.3% over the life of sold receivables. The weighted-average life of the underlying assets was 56.1 months. For the year ended December 31, 2006, we utilized certain point-of-sale assumptions to value the residual interest in our retail transactions, which included a discount rate of 11.0%, prepayment speeds of 0.9% to 1.5% (which represent expected payments earlier than scheduled maturity dates) and net credit losses of 0.1% to 2.3% over the life of sold receivables. The weighted-average life of the underlying assets was 45.8 months.
Cash Flow
The following table summarizes the cash flow movements between the transferees and us in our off-balance sheet sales of receivables for the years ended December 31:

	2007	2006	2005
	(in millions)
Proceeds from sales of receivables and retained interests
Proceeds from sales of retail receivables	$697	$4,863	$15,549
Proceeds from interest in sold wholesale receivables	—	—	3,739
Proceeds from revolving-period securitizations	—	217	1,349
Proceeds from sale of retained notes — retail	—	40	298

Total	$697	$5,120	$20,935

Cash flows related to net change in retained interest
Interest in sold retail receivables	$401	$672	$708
Interest in sold wholesale receivables	—	—	2,684

Total	$401	$672	$3,392

Servicing fees
Retail	$122	$198	$260
Wholesale	—	—	116

Total	$122	$198	$376

Other cash flows received on retained interests (which are reflected in securitization income)
Retail	$147	$115	$276
Wholesale	—	—	507

Total	$147	$115	$783

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
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
We repurchased $36 million, $36 million, and $43 million of receivables in 2007, 2006 and 2005, respectively, relating to off-balance sheet sales of receivables due to receivable contract modifications or breach of initial eligibility criteria representations.
Other Disclosures
The following table summarizes key assumptions used at December 31, 2007 in estimating cash flows from off-balance sheet sales of retail receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes:

	2007
		Impact on Fair Value
	Assumption	Based on Adverse Change
	Percentage	10% Change	20% Change
	(annual rate)	(in millions)
Cash flow discount rate	12.5%	$(5)	$(9)
Estimated net credit loss rate	0.3% - 2.6%	(4)	(9)
Prepayment speed	0.8% - 1.5%	(2)	(2)
The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.
Outstanding delinquencies over 30 days related to the off-balance sheet securitized portfolio were $180 million and $208 million at December 31, 2007 and 2006, respectively. Credit losses, net of recoveries, were $65 million and $84 million for the years ended December 31, 2007 and 2006, respectively. Expected static pool credit losses related to outstanding securitized retail receivables were 1.1% at December 31, 2007. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.
On-Balance Sheet Securitizations
At December 31, 2007 and 2006, finance receivables of $67.2 billion and $56.5 billion, respectively, have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at December 31, 2007 and 2006, net investment in operating leases of $18.9 billion and $15.2 billion, respectively, have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables and net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions. At December 31, 2007 and 2006, associated debt of $69.2 billion and $59.6 billion, respectively, is reported on our balance sheet for financial statement reporting purposes. This debt includes long-term and short-term asset-backed debt that is payable only out of collections on the underlying securitized assets and related enhancements. The cash balances to be used only to support the on-balance sheet securitizations at December 31, 2007 and 2006, were approximately $4.7 billion and $3.7 billion, respectively. On-balance sheet securitizations generally use VIEs of which we are the primary beneficiary.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 8. VARIABLE INTEREST ENTITIES
We consolidate VIEs in which we are the primary beneficiary. We use SPEs that are considered VIEs for most of our on-balance sheet securitizations. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific securitized assets. Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against our general assets. Consolidated assets related to these securitizations of $82.4 billion and $69.5 billion are included in our balance sheet at December 31, 2007 and 2006, respectively. These consolidated assets include $4.6 billion and $3.7 billion of cash and cash equivalents and $77.8 billion and $65.8 billion of finance receivables and beneficial interests in net investment in operating leases at December 31, 2007 and 2006, respectively.
We have investments in other entities deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Therefore, we do not consolidate these entities and we account for them as equity method investments. Our maximum exposure (approximately $76 million and $182 million at December 31, 2007 and 2006, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.
In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. All of these sales constitute sales for legal purposes, but some of the sales do not satisfy the requirements for accounting sale treatment. The outstanding balance of these finance receivables was approximately $3.4 billion and $5.2 billion at December 31, 2007 and 2006, respectively.
NOTE 9. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME
Other assets at December 31 were as follows:

	2007	2006
	(in millions)
Accrued interest, rents and other non-finance receivables	$1,407	$1,676
Deferred charges including unamortized dealer commissions	818	918
Investment in used vehicles held for resale, at net realizable value	1,238	692
Prepaid reinsurance premiums and other reinsurance receivables	526	700
Collateral held for resale, at net realizable value	705	556
Property and equipment, net of accumulated depreciation of $357 in 2007 and $385 in 2006	255	264
Other	1,281	946

Total other assets	$6,230	$5,752

Other liabilities and deferred income at December 31 were as follows:

	2007	2006
	(in millions)
Interest payable	$1,601	$1,463
Deferred income	709	517
Unearned insurance premiums	616	800
Other	2,388	808

Total other liabilities and deferred income	$5,314	$3,588

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 10. DEBT
Debt
At December 31, debt was as follows:

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)
	2007	2006	2007	2006	2007	2006
					(in millions)
Short-term debt
Asset-backed commercial paper (c)	5.3%	5.4%			$13,518	$16,480
Other asset-backed short-term debt (c)	5.5%	5.7%			6,196	1,197
Ford Interest Advantage (d)	5.6%	6.1%			5,408	5,611
Unsecured commercial paper	7.5%	6.7%			526	400
Other short-term debt (e)	6.7%	5.8%			1,446	2,142

Total short-term debt	5.5%	5.6%	5.7%	5.8%	27,094	25,830

Long-term debt
Senior indebtedness
Notes payable within one year					12,600	17,256
Notes payable after one year (f)					50,296	54,874
Unamortized discount					(86)	(103)
Asset-backed debt (c)
Notes payable within one year					20,121	17,330
Notes payable after one year					29,386	24,553

Total long-term debt (g)	6.5%	6.1%	6.3%	5.9%	112,317	113,910

Total debt	6.3%	6.0%	6.2%	5.9%	$139,411	$139,740

Estimated fair value of debt including accrued interest
Net short-term debt subject to fair value					$27,182	$25,900
Short-term debt fair value					27,182	25,900
Net long-term debt subject to fair value (h)					113,781	115,166
Long-term debt fair value					108,912	115,506
Total estimated fair value of debt					136,094	141,406
Interest rate characteristics of debt payable after one year (i)
Fixed interest rates					$47,108	$49,243
Variable interest rates (generally based on LIBOR or other short-term rates)					32,488	30,081

Total payable after one year					$79,596	$79,324

(a)	Fourth quarter average contractual rates exclude the effects of derivatives and facility fees.

(b)	Fourth quarter weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $58 million and $27 million with affiliated companies at December 31, 2007 and 2006, respectively.

(f)	Includes $158 million and $150 million with affiliated companies at December 31, 2007 and 2006, respectively.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.

(h)	Represents the par value of debt at December 31, 2007 and 2006, respectively.

(i)	Excludes the effect of interest rate swap agreements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 10. DEBT — Continued
Debt consists of short-term and long-term unsecured and asset-backed debt, placed directly by us or through securities dealers or underwriters, and bank borrowings. We consider any debt with an original maturity of 12 months or less to be short-term debt. We have commercial paper programs in the United States, Europe, and other international markets, and asset-backed commercial paper programs in the United States, with sales mostly to qualified institutional investors. We also obtain short-term funding from the sale of demand notes to retail investors through our floating rate demand notes program. Some of our asset-backed securitization programs issue short-term debt securities that are sold to institutional investors. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.
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
The nominal interest rate for our floating rate demand notes issued and offered under our Ford Interest Advantage program ranged from 5.1% to 5.4% as of December 31, 2007 depending on the amount invested.
Our overall weighted-average effective interest rate (borrowing cost), including the effect of interest rate swap agreements, was 6.1% and 5.5% for full year 2007 and 2006, respectively.
The average of the remaining maturities of our secured and unsecured commercial paper was 39 days at December 31, 2007 and 51 days at December 31, 2006 for our United States and Europe programs. Short-term and long-term debt matures at various dates through 2078 (about $1.4 billion matures between 2031 and 2078). Maturities are as follows (in millions): 2008 — $59,815 ($27,094 short-term and $32,721 long-term debt); 2009 — $28,292; 2010 — $15,874; 2011 — $16,576; 2012 — $9,055; thereafter — $9,799. Certain of these obligations are denominated in currencies other than the currency of the issuing entity’s country. Foreign currency swap and forward agreements are used to hedge the exposure to changes in exchange rates of these obligations.
The fair value of debt is estimated based upon quoted market prices, current market rates for similar debt with approximately the same remaining maturities, or discounted cash flow models utilizing current market rates. For short-term debt, the book value approximates fair value due to the short maturities of these instruments.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 10. DEBT — Continued
Credit Facilities
At December 31, 2007, we and our subsidiaries, including FCE, had $3 billion of contractually committed unsecured credit facilities with financial institutions, of which $2.1 billion were available for use. Of the lines available for use, 56% (or about $1.1 billion) are committed through June 30, 2009, including 19% (or about $400 million) which are committed through December 31, 2011. Of the $3 billion, $500 million constitute Ford Credit bank lines (of which about $200 million are worldwide) and $2.5 billion are FCE bank lines (of which $2.4 billion are worldwide). Our worldwide credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. Similarly, the FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.
In addition, at December 31, 2007, banks provided $17.2 billion of contractually committed liquidity facilities to support our two on-balance sheet asset-backed commercial paper programs; $16.9 billion supported our FCAR program and $300 million supported our Motown NotesSM wholesale securitization program (“Motown Notes”). Of the contractually committed liquidity facilities, 48% (or about $8 billion) are committed through June 30, 2012, and the remainder are committed for a shorter period of time. Utilization of each of these facilities is subject to conditions specific to each program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At December 31, 2007, $16.7 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining $200 million of FCAR’s bank liquidity facilities were available to support FCAR’s purchase of our asset-backed securities. The Motown Notes program must be supported by liquidity facilities equal to at least 5% of its outstanding balance. The Motown Notes program bank liquidity facilities are available to support the issuance of Motown Notes, but these facilities cannot be accessed directly to fund the purchase of our wholesale receivables. We are not presently issuing Motown Notes and do not intend to use this program in the foreseeable future as there is presently a lack of investor demand for extendible commercial paper. At December 31, 2007, the outstanding balances were $13.7 billion for the FCAR program and $0 for the Motown Notes program.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 10. DEBT — Continued
Committed Liquidity Programs
We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $30.8 billion at December 31, 2007 ($18.1 billion retail and $12.7 billion wholesale) of which $10.0 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $21.2 billion having maturities within the next twelve months (of which $3.4 billion relates to FCE commitments), and the balance having maturities between February 2009 and September 2011. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs. At December 31, 2007, $17.1 billion of these commitments were in use. These programs are extremely liquid funding sources as we are able to obtain funding from available capacity generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.
In addition, we have a committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities of which $4 billion is committed through 2009, that at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. At December 31, 2007, we had $3.9 billion of outstanding funding in this program.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 11. INCOME TAXES
Effective May 1, 2007, we converted our form of organization from a Delaware corporation to a Delaware LLC and became a disregarded entity for United States income tax purposes. In addition, Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries. In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation. The Provision for income taxes for the years ended December 31 was estimated as follows:

	2007	2006	2005
	(in millions)
Current
United States federal	$1,402	$2,822	$—
Foreign	145	289	206
State and local	115	(21)	(24)

Total current	1,662	3,090	182
Deferred
United States federal	(1,095)	(2,412)	626
Foreign	(48)	(24)	161
State and local	(73)	16	90

Total deferred	(1,216)	(2,420)	877

Provision for income taxes	$446	$670	$1,059

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of income before income taxes, excluding equity in net income of affiliated companies, minority interest in net income of a joint venture, and discontinued operations, is shown below for the years ended December 31:

	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
State and local income taxes	1.8	(0.2)	1.4
Investment income not subject to tax or subject to tax at reduced rates	(0.1)	(0.1)	(0.1)
Other	—	(0.4)	(0.1)

Effective tax rate	36.7%	34.3%	36.2%

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 11. INCOME TAXES — Continued
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows:

	2007	2006
	(in millions)
Deferred tax assets
Provision for credit losses	$1,640	$1,681
Net operating losses and foreign tax credits	514	543
Alternative minimum tax	311	301
Employee benefit plans	167	278
Other	307	426

Total deferred tax assets	2,939	3,229

Deferred tax liabilities
Leasing transactions	5,694	7,447
Finance receivables	866	824
Sales of receivables	714	714
Other	883	866

Total deferred tax liabilities	8,157	9,851

Net deferred income tax liability	$5,218	$6,622

We have an intercompany tax sharing agreement with Ford. Under this agreement, United States income tax liabilities or credits are allocated to us, generally on a separate return basis. In this regard, the deferred tax assets related to foreign tax credits and alternative minimum tax represent amounts primarily due from Ford. Under our tax sharing agreement with Ford, we are generally paid for these assets at the earlier of our use on a separate return basis or their expiration.
Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned by us under this agreement is included in Other income, net. Interest paid to Ford under this agreement is included in Interest expense.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and also requires increased disclosures.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 11. INCOME TAXES — Continued
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $51 million decrease to our retained earnings. The amount of unrecognized tax benefits at January 1, 2007 is $363 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
(in millions)
Balance at January 1, 2007	$363
Increase — tax positions in prior periods	55
Increase — tax positions in current periods	17
Decrease — tax positions in prior periods	—
Settlements	0
Lapse of Statute of Limitations	(14)

Balance at December 31, 2007	$421

The amount of unrecognized tax benefits at January 1, 2007 and December 31, 2007 that would affect the effective tax rate if recognized was $107 million and $109 million, respectively.
We expect the unrecognized tax benefits balance to decrease by approximately $150 million over the next 12 months as a result of filing amended state income tax returns reflecting the impact of previously settled U.S. federal income tax audits and paying the associated liability.
We have settled our U.S. federal income tax deficiencies related to tax years prior to 2004 in accordance with our intercompany tax sharing agreement with Ford. The consolidated return is currently under examination for the 2004 and 2005 tax years.
Examinations by tax authorities have been completed through 1999 in Germany, 2001 in Canada, and 2004 in the United Kingdom.
Effective with the adoption of FIN 48, we elected to recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford and income tax related penalties in the Provision for income taxes. During 2007, we recorded approximately $8 million in interest and penalties in our consolidated statement of income. The liability recorded for the payment of interest as of January 1, 2007 and December 31, 2007, was $8 million and $11 million, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to interest rate changes and foreign currency exchange rate fluctuations in the normal course of business. Interest rate and currency exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on our operating results. Risk is reduced in two ways: (1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and (2) through the use of interest rate and foreign exchange derivatives. Interest rate swaps are used to manage the effects of interest rate fluctuations. Foreign currency exchange agreements, including forward contracts and swaps, are used to manage foreign exchange exposure. We adhere to a risk management policy that is reviewed on a regular basis by our management. We do not engage in any speculative activities in the derivative markets.
The use of derivatives to manage market risk results in counterparty risk, the risk of a counterparty defaulting on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our counterparty exposures are with counterparties that have long-term credit ratings of single-A or better. The aggregate fair value of derivative instruments in asset positions on December 31, 2007 is approximately $3 billion, and represents the maximum loss that would be recognized at December 31, 2007 if all counterparties failed to perform as contracted. None of our derivative assets have been impaired based on counterparty risk.
Nature of Exposure
Currency Exchange Rate Risk
We face exposure to currency exchange rate fluctuations if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When funding is in a different currency, we may execute the following foreign currency derivatives to convert substantially all of our foreign currency debt obligations to the currency of the receivables:
•	Foreign currency swap — an agreement to convert non-U.S. dollar long-term debt to U.S. dollar denominated payments or non-local market debt to local market debt for our international affiliates; or

•	Foreign currency forward — an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.
Interest Rate Risk
Re-pricing risk arises when assets and the related debt have different re-pricing periods and, consequently, respond differently to changes in interest rates. We use interest rate swaps in our interest rate risk management process to better match the re-pricing characteristics of our interest-sensitive assets and liabilities based on our established tolerances.
•	Interest rate swap — an agreement to convert fixed-rate interest payments to floating or floating-rate interest payments to fixed.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES — Continued
Net Investment in Foreign Operations
We have used foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. Presently, we have no derivatives hedging our net investment in foreign operations.
Hedge Accounting Designations
In 2007, we did not apply designated hedge accounting to any of our derivative instruments. Some derivatives did not qualify for hedge accounting; for others, we elected not to apply hedge accounting. For derivatives not designated as hedging instruments, the mark to fair value is reported currently through earnings. Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying risk.
In prior periods presented, we elected to apply hedge accounting to certain derivatives. Derivatives that received designated hedge accounting treatment were documented and the relationships were evaluated for effectiveness at the time they were designated as well as throughout the hedge period.
Fair Value Hedges
We use certain derivatives to reduce the risk of changes in the fair value of liabilities. For example, we may issue an interest rate swap in which we receive a fixed rate of interest and paid a variable rate of interest to substantially offset the change in fair value of a fixed-rate borrowing. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value hedged item related to the risk being hedged along with the change in fair value of the related derivative in Other income, net.
We have designated certain receive-fixed, pay-float interest rate swaps as hedges of existing fixed-rate debt under the “long-haul” method of assessing effectiveness. The risk being hedged was the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate. We used the dollar-offset method to assess hedge effectiveness. Hedge ineffectiveness, recorded directly in earnings, was the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate. The notional balances for these highly effective interest rate swaps were $0, about $1 billion, and $2 billion at December 31, 2007, 2006 and 2005, respectively. Other interest rate swaps met the specific criteria to assume no ineffectiveness in the hedge relationship. These interest rate swaps had notional balances of $0, $0, and about $4 billion at December 31, 2007, 2006 and 2005, respectively.
Cash Flow Hedges
We have designated certain receive-float, pay-fixed interest rate swaps as hedges of existing floating rate debt. The risk being hedged was the risk of changes in the cash flows of the hedged item attributable to changes in the benchmark interest rate. We had no receive-float, pay-fixed interest rates swaps classified as cash flow hedges at December 31, 2007, 2006 and 2005, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES — Continued
For derivatives designated as cash flow hedges, we recorded the changes in their fair value, net of the tax effect, in Accumulated other comprehensive income, a component of Shareholder’s interest/equity. We then reclassified these amounts into earnings in the same period(s) in which the hedged transaction affects earnings. As of December 31, 2007, the remaining balance in Accumulated other comprehensive income related to cash flow hedges was $0. We do not expect to reclassify any gains or losses from Shareholder’s interest/equity to Net income during the next twelve months.
Net Investment Hedges
We have used foreign currency forwards and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. We had no foreign currency forwards or options classified as net investment hedges at December 31, 2007, 2006 and 2005.
Derivatives not Designated as Hedging Instruments
In 2007, we did not apply hedge accounting to our derivatives. Some derivatives did not qualify for hedge accounting; for others, we elected not to apply hedge accounting. We report changes in the fair value of these derivatives through Other income, net. The earnings impact primarily relates to interest rate swaps, which are included in evaluating our overall risk management objective, and revaluation of foreign currency derivatives, which are substantially offset by the revaluation of foreign denominated debt. The notional amount of derivatives not designated for hedge accounting was $181 billion, $158 billion and $144 billion at December 31, 2007, 2006 and 2005, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES — Continued
Income Statement Effect of Derivative Instruments
The following table summarizes the estimated pre-tax gain (loss) for each type of hedge designation discussed above, for the years ended December 31 (in millions):

				Income Statement
	2007	2006	2005	Classification
Fair value hedges
Ineffectiveness	$—	$11	$(1)	Other income
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	19	257	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (a) (b)	—	160	(350)	Other income
Cash flow hedges
Ineffectiveness	—	—	(8)	Other income
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	—	(45)	Interest expense
Net investment hedges
Ineffectiveness	—	—	(13)	Other income
Derivatives not designated as hedging instruments
Interest rate swaps	152	(179)	(231)	Other income
Foreign currency swaps and forward contracts (b)	(336)	(151)	(1,301)	Other income
Other	1	1	0	Other income

(a)	Amount represents the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates

(b)	Gains / (losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in other income.
Balance Sheet Effect of Derivative Instruments
The following table summarizes the estimated fair value of our derivative financial instruments at December 31:

	2007			2006
		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)
Fair value hedges	$—	$—	$—	$1	$111	$1
Derivatives not designated as hedging instruments (a)	181	2,811	1,376	158	2,334	936

Total derivative financial instruments	$181	$2,811	$1,376	$159	$2,445	$937

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 13. DISPOSITIONS AND OTHER ACTIONS
Dispositions
During the second quarter of 2005, we completed the sale of Triad Financial Corporation (“Triad”). Triad specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers’ affiliated finance companies primarily through non-Ford dealerships. In 2005, we recognized a $4 million after-tax gain on disposal of discontinued operations. During the fourth quarter of 2007, we received additional proceeds primarily based on better than anticipated securitized portfolio performance, pursuant to a contractual agreement entered into at the closing of the sale, and recognized an additional $6 million after-tax gain on disposal of discontinued operations.
Operating results of our discontinued operations for the years ended December 31 are as follows:

	2007	2006	2005
	(in millions)
Total financing margin and other revenue	$—	$—	$118

Income before income taxes	$—	$—	$59
Less: Provision for income taxes	—	—	22

Income from discontinued operations	$—	$—	$37

Business Restructuring — Germany
In 2006, FCE announced a plan to restructure its business in Germany that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover and Mazda vehicles. The plan included the consolidation of branches into district offices; these actions reduced ongoing costs. We recognized pre-tax charges of $30 million in 2006. In 2007 we released $12 million of the reserve related to lower than expected separations and paid $14 million. The costs associated with the business restructuring were charged to Operating expenses. The restructuring was completed in 2007.
The table below summarizes the pre-tax charges incurred and the related liability for the years ended December 31:

	2007	2006
	(in millions)
Liability at Beginning of Period	$31	$—
(Released)/Accrued During Period	(12)	30
Paid During Period	(14)	—
Foreign Currency Translation	2	1

Liability at End of Period	$7	$31

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 13. DISPOSITIONS AND OTHER ACTIONS Continued
Business Restructuring — Spain
In 2007, FCE announced a plan to restructure its business in Spain that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover, Mazda and Volvo vehicles. The plan includes the consolidation of branches into district offices; these actions are expected to reduce ongoing costs. We recognized pre-tax charges of $4 million in 2007. The costs associated with the business restructuring are primarily related to employee separations and were charged to Operating expenses. The related liability at December 31, 2007 and the estimated total cost are $4 million. The restructuring will be completed in 2008.
Employee Separation Actions
In 2007, we recognized pre-tax charges of $45 million in Operating expenses for employee separation actions (excluding costs for retirement plan and postretirement health care and life insurance benefits) announced in 2006 in the United States and in 2007 in non-U.S. locations. The majority of these actions were associated with our business transformation initiative to consolidate branches into our existing service centers in North America. In addition, in 2007, we incurred charges of $72 million for retirement plan and postretirement health care and life insurance benefits related to these actions.
Sale of Business
During the third quarter of 2007, we sold a majority of our interest in AB Volvofinans, an unconsolidated subsidiary that finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden. As a result of the transaction, we received $157 million as proceeds from the sale and recognized a pre-tax gain of $51 million reported in Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 14. RETIREMENT BENEFITS AND STOCK OPTIONS
We are a participating employer in certain retirement, postretirement health care and life insurance and stock option plans that are sponsored by Ford. As described below, Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2007, filed separately with the Securities and Exchange Commission (“SEC”).
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
Retirement plan costs allocated to Ford Credit for our employees in the United States participating in the Ford-sponsored plans was $90 million, $54 million and $29 million in 2007, 2006 and 2005, respectively. The amount for 2007 included costs related to the employee separation actions described in Note 13. The allocated cost for 2007, which was charged to Operating expenses, was equivalent to approximately 9% of Ford’s total U.S. salaried retirement plan cost.
Postretirement Health Care and Life Insurance Benefits
Postretirement health care benefits are provided under certain Ford plans, which provide benefits to retired salaried employees primarily in the United States. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.
Postretirement health care and life insurance costs assigned to Ford Credit for our employees in the United States participating in the Ford-sponsored plans were $(17) million, $(21) million and $46 million in 2007, 2006 and 2005, respectively. The amount for 2007 included costs related to the employee separation actions described in Note 13. The allocated cost for 2007, which was a reduction to Operating expenses, was equivalent to approximately 7% of Ford’s total U.S. salaried postretirement health care and life insurance benefits cost.
Stock Options
Certain of our employees have been granted stock options under Ford’s Long-term Incentive Plans. Costs of these stock option plans are allocated to us based on the total number of employees at Ford Credit that are eligible for stock options.
Employee stock option expense allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $6 million, $5 million and $8 million in 2007, 2006 and 2005, respectively. The allocated expense for 2007, which was charged to Operating expenses, was equivalent to approximately 9% of Ford’s total stock option expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 15. TRANSACTIONS WITH AFFILIATED COMPANIES
Transactions with Ford and affiliated companies occur in the ordinary course of business. We have a profit maintenance agreement with Ford that requires Ford to maintain our consolidated Income before income taxes and Net income at specified minimum levels; no payments were made under this agreement during 2005 through 2007.
Income Statement
The income statement effects for the years ended December 31 of transactions with affiliated companies were as follows (reductions to Income before income taxes are presented as negative amounts):

	2007	2006	2005
		(in millions)
Interest supplements and other support costs earned from Ford and affiliated companies	$4,592	$3,487	$3,259
Earned insurance premiums ceded to a Ford-owned affiliate	(252)	(400)	(550)
Residual value support earned from Ford and affiliated companies (a)	327	410	374
Payments to Ford for marketing support, advice and services (b)	(284)	(396)	(285)
Loss and loss adjustment expenses recovered from a Ford-owned affiliate	107	197	279
Interest expense on debt with Ford and affiliated companies	(21)	(23)	(30)
Interest income earned on receivables with Ford-owned dealers (c)	6	6	14
Interest income earned on notes receivables from Ford and affiliated companies	36	26	8
Interest paid under tax sharing agreement with Ford (d)	(71)	(137)	—
Retirement benefits (e)	73	33	75

(a)	These amounts are primarily included in Depreciation on vehicles subject to operating leases.

(b)	We receive technical and administrative advice and services from Ford and its affiliates, occupy office space furnished by Ford and its affiliates, utilize data processing facilities maintained by Ford and share in the costs of Ford’s fixed marketing. These costs are charged to Operating expenses.

(c)	Certain entities are reported as consolidated subsidiaries of Ford; revenue from providing financing to these entities is included in Financing revenue.

(d)	Under our intercompany tax sharing agreement with Ford, we pay interest on certain tax liabilities and earn interest on net tax assets. Interest paid to Ford under this agreement is included in Interest expense. Interest earned by us under this agreement is included in Other income, net.

(e)	In the United States, we are a participating employer in certain retirement, postretirement health care and life insurance plans that are sponsored by Ford. Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Refer to Note 14 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 15. TRANSACTIONS WITH AFFILIATED COMPANIES — Continued
Balance Sheet
The balance sheet effects at December 31 of transactions with affiliated companies were as follows:

	2007	2006
	(in millions)
Net finance receivables and operating leases
Receivables purchased from certain divisions and affiliates of Ford (a)	$3,680	$3,904
Finance receivables with Ford-owned entities (b)	1,802	1,888
Net investment in vehicles leased to Ford (c)	664	843
Other assets/(liabilities)
Notes and accounts receivables from Ford and affiliated companies	906	950
Accounts payables to Ford and affiliated companies (d)	(2,308)	(3,648)
Vehicles held for resale that were purchased from Ford and affiliated companies (e)	1,238	692
Income tax payable to Ford (f)	(1,514)	—
Interest supplements due from Ford related to sold receivables (g)	169	316
Derivative liability with Ford	(319)	(51)
Debt with Ford and affiliated companies	(216)	(177)

(a)	We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers, and the purchase of other receivables generated by Ford. These receivables are included in Net finance receivables and include the impact of consolidating our off-balance sheet wholesale securitization program in the fourth quarter of 2005. At December 31, 2007, approximately $670 million of these assets are subject to limited guarantees by Ford. In addition, at December 31, 2007, Ford guaranteed approximately $100 million of our finance receivables related to dealers.

(b)	Primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. These receivables are included in Net finance receivables.

(c)	We have entered into a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The investment in these vehicles is included in Net investment in operating leases and is guaranteed by Ford.

(d)	At December 31, 2007, includes $925 million transferred from deferred taxes and $458 million for post-retirement health care and life insurance benefits due to Ford.

(e)	We purchase from Ford and affiliated companies certain used vehicles pursuant to its obligation to repurchase such vehicles from daily rental car companies; these vehicles are recorded in Other assets. We subsequently sell the used vehicles at auction; any gain or loss on these vehicles reverts to Ford.

(f)	In accordance with our intercompany tax sharing agreement with Ford, the United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation. The income tax payable to Ford does not include amounts recorded as Deferred income taxes. Refer to Note 11 for additional information.

(g)	We record an asset for interest supplements when certain receivables are sold in off-balance sheet securitizations and whole-loan sale transactions. These non-finance receivables are reported in Other assets.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 15. TRANSACTIONS WITH AFFILIATED COMPANIES — Continued
Commitments and Contingencies
We provide various guarantees to third parties on behalf of Ford. At December 31, 2007, the value of these guarantees totaled approximately $375 million; Ford counter-guarantees approximately $150 million of these items. In addition, we provided guarantees to Ford on behalf of third parties totaling $130 million at December 31, 2007.
Interest Supplements and Residual Value Support
In the United States and Canada, Ford is obligated to pay us approximately $5.4 billion of interest supplements (including supplements related to sold receivables) and approximately $900 million of residual value support over the terms of the related finance contracts.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
We divide our business segments based on geographic regions: the North America Segment (includes operations in the United States and Canada) and the International Segment (includes operations in all other countries). We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments from derivatives primarily related to movements in interest rates. These adjustments are included in unallocated risk management and excluded in assessing segment performance because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. The segments are presented on a managed basis (managed basis includes on-balance sheet receivables and securitized off-balance sheet receivables activity), and the effect of off-balance sheet securitizations is included in unallocated/eliminations.
Key operating data for our business segments for the years ended or at December 31 were as follows:

			Unallocated/Eliminations
	North		Unallocated	Effect of
	America	International	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
			(in millions)
2007
Revenue (a)	$15,191	$3,906	$(108)	$(351)	$(459)	$18,638
Income
Income before income taxes	701	622	(108)	—	(108)	1,215
Provision for income taxes	266	218	(38)	—	(38)	446
Income from continuing operations	435	404	(70)	—	(70)	769
Other disclosures
Depreciation on vehicles subject to operating leases	5,884	304	—	—	—	6,188
Interest expense	6,728	2,304	—	(402)	(402)	8,630
Provision for credit losses	516	72	—	—	—	588
Finance receivables and net investment in operating leases	106,522	40,622	—	(6,013)	(6,013)	141,131
Total assets	127,929	46,453	—	(5,359)	(5,359)	169,023

2006
Revenue (a)	$14,757	$3,447	$(448)	$(509)	$(957)	$17,247
Income
Income before income taxes	1,729	672	(448)	—	(448)	1,953
Provision for income taxes	591	235	(156)	—	(156)	670
Income from continuing operations	1,138	437	(292)	—	(292)	1,283
Other disclosures
Depreciation on vehicles subject to operating leases	4,876	313	—	—	—	5,189
Interest expense	6,626	1,795	—	(603)	(603)	7,818
Provision for credit losses	(25)	120	—	—	—	95
Finance receivables and net investment in operating leases	108,388	39,161	4	(12,209)	(12,205)	135,344
Total assets	135,578	43,610	4	(11,219)	(11,215)	167,973

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION — Continued

			Unallocated/Eliminations
	North		Unallocated	Effect of
	America	International	Risk	Sales of
	Segment	Segment	Management	Receivables	Total	Total
			(in millions)
2005
Revenue (a)	$14,608	$3,848	$(912)	$(1,064)	$(1,976)	$16,480
Income
Income before income taxes	2,921	914	(912)	—	(912)	2,923
Provision for income taxes	1,059	320	(320)	—	(320)	1,059
Income from continuing operations	1,862	594	(593)	—	(593)	1,863
Other disclosures
Depreciation on vehicles subject to operating leases	3,969	461	—	—	—	4,430
Interest expense	5,899	1,793	—	(1,076)	(1,076)	6,616
Provision for credit losses	97	69	—	—	—	166
Finance receivables and net investment in operating leases	113,421	36,602	71	(18,005)	(17,934)	132,089
Total assets	138,094	40,682	71	(16,585)	(16,514)	162,262

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION — Continued
Geographic Information
Total revenue, income before income taxes, income from continuing operations, finance receivables, and assets identifiable with operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31:

	2007	2006	2005
	(in millions)
Revenue (a)
United States operations	$12,339	$11,635	$10,922
Canadian operations	2,569	2,185	1,826
European operations	2,809	2,396	2,617
Other foreign operations	921	1,031	1,115

Total revenue	$18,638	$17,247	$16,480

Income before income taxes
United States operations	$417	$895	$1,638
Canadian operations	(24)	143	237
European operations	555	561	664
Other foreign operations	267	354	384

Total income before income taxes	$1,215	$1,953	$2,923

Finance receivables and net investment in operating leases
United States operations	$87,157	$87,594	$87,073
Canadian operations	14,383	10,993	11,478
European operations	31,674	28,780	25,076
Other foreign operations	7,917	7,977	8,462

Total finance receivables and net investment in operating leases	$141,131	$135,344	$132,089

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.
The 2006 and 2005 geographic information has been corrected and reclassified between the locations to provide comparability to amounts reported in 2007. These corrections and reclassifications only impacted the geographic information above.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected financial data by calendar quarter were as follows:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	(in millions)
2007
Total revenue (a)	$4,537	$4,298	$4,928	$4,875	$18,638
Depreciation on vehicles subject to operating leases	1,475	1,450	1,596	1,667	6,188
Interest expense	2,149	2,166	2,149	2,166	8,630
Total financing margin and other revenue (b)	913	682	1,183	1,042	3,820
Provision for credit losses	46	82	173	287	588
Income from continuing operations	193	62	334	180	769
Net income	193	62	334	186	775

2006
Total revenue (a)	$3,922	$4,153	$4,705	$4,467	$17,247
Depreciation on vehicles subject to operating leases	1,181	1,264	1,374	1,370	5,189
Interest expense	1,793	1,907	2,022	2,096	7,818
Total financing margin and other revenue	948	982	1,309	1,001	4,240
Provision for credit losses	5	(7)	66	31	95
Income from continuing operations	248	304	452	279	1,283
Net income	248	304	452	279	1,283

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

(b)	In the fourth quarter of 2007, we recorded a $55 million unfavorable cumulative adjustment to correct the valuation related to certain interest rate swaps. The impact on previously issued annual and interim financial statements and 2007 full year income was not material.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS — Continued
NOTE 18. COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2007, we had the following future minimum rental commitments under non-cancelable operating leases (in millions): 2008 — $57; 2009 — $46; 2010 — $33; 2011 — $9; 2012 — $3; thereafter — $5. These amounts include rental commitments for certain land, buildings, machinery and equipment. Our rental expense was $68 million, $71 million and $79 million in 2007, 2006 and 2005, respectively.
Guarantees and Indemnifications
The fair values of guarantees and indemnifications issued during 2007 and 2006 are recorded in the financial statements and are not material. At December 31, 2007 and 2006, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $497 million in 2007 and $623 million in 2006; of these values, $150 million and $103 million for 2007 and 2006, respectively, were counter-guaranteed by Ford to us. No losses have been recorded for these guarantees.
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
Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2007. We do not reasonably expect, based on our analysis, that such matters would have a significant effect on future financial statements for a particular year, although such an outcome is possible.

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference.

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report

Exhibit 24	Powers of Attorney.	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report