Form 10-Q
period 2008-03-31
FORD MOTOR CREDIT CO LLC
filed 2008-05-07
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2008 and 2007
(in millions)

	First Quarter
	2008	2007
	(Unaudited)
Financing revenue
Operating leases	$1,707	$1,495
Retail	845	849
Interest supplements and other support costs earned from affiliated companies	1,246	1,066
Wholesale	476	539
Other	35	47

Total financing revenue	4,309	3,996
Depreciation on vehicles subject to operating leases	(1,814)	(1,475)
Interest expense	(1,981)	(2,144)

Net financing margin	514	377
Other revenue
Investment and other income related to sales of receivables	67	107
Insurance premiums earned, net	40	44
Other income, net	120	376

Total financing margin and other revenue	741	904
Expenses
Operating expenses	359	550
Provision for credit losses (Note 5)	327	44
Insurance expenses	19	17

Total expenses	705	611

Income before income taxes	36	293
Provision for income taxes	11	101

Income before minority interests	25	192
Minority interests in net income of subsidiaries	0	0

Income from continuing operations	25	192
Income/(loss) from discontinued operations (Note 10)	(2)	1
Gain on disposal of discontinued operations	1	—

Net income	$24	$193

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$14,597	$14,137
Marketable securities	1,990	3,155
Finance receivables, net (Note 3)	111,573	109,897
Net investment in operating leases (Note 4)	29,355	29,663
Retained interest in securitized assets	474	593
Notes and accounts receivable from affiliated companies	1,148	905
Derivative financial instruments (Note 9)	3,711	2,808
Assets of discontinued operations (Note 10)	1,948	1,684
Other assets	5,360	6,181

Total assets	$170,156	$169,023

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,821	$1,800
Affiliated companies	2,032	2,298

Total accounts payable	3,853	4,098
Debt (Note 7)	140,046	138,842
Deferred income taxes	4,794	5,380
Derivative financial instruments (Note 9)	1,878	1,371
Liabilities of discontinued operations (Note 10)	348	634
Other liabilities and deferred income	5,542	5,301

Total liabilities	156,461	155,626

Minority interests in net assets of subsidiaries	3	3

Shareholder’s interest
Shareholder’s interest	5,149	5,149
Accumulated other comprehensive income	1,998	1,730
Retained earnings (Note 8)	6,545	6,515

Total shareholder’s interest	13,692	13,394

Total liabilities and shareholder’s interest	$170,156	$169,023

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2008 and 2007
(in millions)

	First Quarter
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income	$24	$193
Loss/(income) related to discontinued operations	1	(1)
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	327	44
Depreciation and amortization	1,821	1,678
Net gain on sales of finance receivables	—	(5)
Net change in deferred income taxes	(577)	(405)
Net change in other assets	1,102	306
Net change in other liabilities	319	(690)
All other operating activities	138	16

Net cash provided by operating activities	3,155	1,136

Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(8,254)	(8,587)
Collections of finance receivables (other than wholesale)	8,931	8,997
Purchases of operating lease vehicles	(3,888)	(3,890)
Liquidations of operating lease vehicles	2,011	1,875
Net change in wholesale receivables	(1,829)	(996)
Net change in retained interest in securitized assets	120	89
Net change in notes receivable from affiliated companies	(27)	(86)
Proceeds from sales of receivables and retained interests	—	697
Purchases of marketable securities	(1,022)	(1,749)
Proceeds from sales and maturities of marketable securities	2,197	6,305
Net change in derivatives not designated as hedging instruments	173	29
All other investing activities	34	(3)

Net cash (used in)/provided by investing activities	(1,554)	2,681

Cash flows from financing activities
Proceeds from issuances of long-term debt	10,969	4,030
Principal payments on long-term debt	(11,015)	(9,596)
Change in short-term debt, net	(722)	477
All other financing activities	(22)	(30)

Net cash used in financing activities	(790)	(5,119)
Effect of exchange rate changes on cash and cash equivalents	58	(109)

Total cash flows from continuing operations	869	(1,411)

Cash flows from discontinued operations
Cash flows from discontinued operations provided by/(used in) operating activities	29	(23)
Cash flows from discontinued operations used in investing activities	(94)	(94)
Cash flows from discontinued operations used in financing activities	(344)	(243)

Total cash flows from discontinued operations	(409)	(360)

Net increase/(decrease) in cash and cash equivalents	$460	$(1,771)

Cash and cash equivalents, beginning of period	$14,137	$12,331
Change in cash and cash equivalents	460	(1,771)

Cash and cash equivalents, end of period	$14,597	$10,560

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1. ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial conditions for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated variable interest entities (“VIEs”) in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).
To provide comparative prior-year financial statements, certain amounts on our December 31, 2007 consolidated balance sheet and March 31, 2007 consolidated statements of income and cash flows and related footnotes have been reclassified for discontinued operations in the first quarter of 2008. See Note 10 for information about our discontinued operations.
Finance Receivables and Net Investment in Operating Leases
As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase or originate eligible contracts from dealers. Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates. Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value. Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income.
Cash for On-Balance Sheet Securitizations
The cash balances to be used only to support on-balance sheet securitizations were $5.7 billion and $4.7 billion at March 31, 2008 and December 31, 2007, respectively. These balances are generally held by VIEs of which we are the primary beneficiary and are included in Cash and cash equivalents.
We recognized earnings of $141 million and $287 million in the first quarter of 2008 and 2007, respectively, related to interest and investment income on our cash and cash equivalents and marketable securities. These amounts are included in Other income, net.
Asset Impairments
We perform an impairment test on an asset group to be discontinued, held-for-sale, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less transaction costs, and compare it to the carrying value of the asset group. An impairment charge is recognized when the carrying value exceeds the estimated fair value.
Provision for Income Taxes
The provision for income taxes is computed by applying our estimated annual effective tax rate to year-to-date income before taxes. The 2008 estimated annual effective tax rate includes state tax benefit associated with the reversal of taxable temporary differences.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FAIR VALUE MEASUREMENTS
We adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be based on assumptions that market participants would use including a consideration of non-performance risk.
In determining fair value, we use various valuation techniques and, as required by SFAS No. 157, prioritize the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.
We assess the inputs used to measure fair value using a three tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves. Level 3 inputs are not observable in the market and include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in the tables below.
Our fair value processes include controls that are designed to ensure that fair values are appropriate. Controls include model validation, review of key model inputs, analysis of period-over-period fluctuations and reviews by senior management.
On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date.
We elected to apply the fair value option to our marketable securities as described below. This election resulted in a cumulative after-tax effect increase of approximately $6 million to the opening balance of Retained earnings. Prior to the election of SFAS No. 159, the unrealized gains and losses for available-for-sale securities were recorded in Accumulated other comprehensive income/(loss) and the unrealized gains and losses for held-to-maturity securities were not recognized.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FAIR VALUE MEASUREMENTS (Continued)
The following section describes the valuation methodologies used to measure fair value, key inputs and significant assumptions.
Cash Equivalents — Financial Instruments. We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities and A-1/P-1 (or higher) rated commercial paper as cash equivalents. Prior to the adoption of SFAS No. 157, we carried cash equivalents at amortized cost, which approximates fair value. Effective January 1, 2008, we measure financial instruments classified as cash equivalents at fair value. We use quoted prices where available to determine fair value for U.S. Treasury notes and industry standard valuation models using market-based inputs when quoted prices are unavailable, such as for government agency securities and corporate obligations.
Marketable Securities. Our marketable securities portfolios include investments in U.S. government and non-U.S. government securities, corporate obligations and equities and asset-backed securities with a maturity of greater than 90 days at the date of purchase. Concurrent with our adoption of SFAS No. 157, we elected to apply the fair value option under SFAS No. 159 to our marketable securities. Prior to the adoption, we classified our marketable securities as available-for-sale or held-to-maturity.
Where available, including for U.S. Treasury notes and equities, we use quoted market prices to measure fair value. If quoted market prices are not available, such as for government agency securities, asset-backed securities and corporate obligations, prices for similar assets and matrix pricing models are used. In certain cases, where there is limited transparency to valuation inputs, we contact securities dealers and obtain dealer quotes.
Derivative Financial Instruments. As part of our risk management strategy we enter into derivative transactions to mitigate exposures. Our derivative instruments include interest rate swaps, currency swaps and currency forwards. Our derivatives are not exchange-traded and are over-the-counter customized derivative transactions. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.
We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivatives are sold or transferred on a stand-alone basis. Therefore, derivative assets and derivative liabilities are presented on a gross basis, without consideration of master netting agreements. We estimate the fair value of our derivatives using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments.
In certain cases, market data is not available and we use management judgment to develop assumptions which are used to determine fair value. This includes situations where there is illiquidity for a particular currency or for longer-dated instruments. For longer-dated instruments in which observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FAIR VALUE MEASUREMENTS (Continued)
Retained Interest in Securitized Assets. We retain certain interests in receivables sold in off-balance sheet securitization transactions including residual interest in securitizations and restricted cash. We estimate the fair value of retained interests using internal valuation models, market inputs and our own assumptions. The three key inputs that affect the valuation of the residual interest cash flows include credit losses, prepayment speed and the discount rate. The fair value of residual interest is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions. The fair value of the residual interest in securitizations and the cash reserve account is determined using a discounted cash flow analysis.
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at March 31, 2008 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2008
	(Unaudited)
Assets
Cash equivalents — financial instruments (a)(b)	$—	$4,184	$—	$4,184
Marketable securities (a)	784	1,206	—	1,990
Derivative financial instruments	—	2,887	824	3,711
Retained interest in securitized assets	—	—	474	474

Total assets at fair value	$784	$8,277	$1,298	$10,359

Liabilities
Derivative financial instruments	$—	$1,133	$745	$1,878

Total liabilities at fair value	$—	$1,133	$745	$1,878

(a)	Approximately 95% of Cash equivalents — financial instruments and Marketable securities presented are U.S. Treasuries, federal agency securities and A-1/P-1 unsecured commercial paper. Instruments presented in Level 1 include U.S. Treasuries and equities. Instruments presented in Level 2 include federal agency securities, corporate obligations and asset-backed securities.

(b)	Cash equivalents — financial instruments excludes time deposits, certificates of deposit, money market accounts and other cash which are reported at par value.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FAIR VALUE MEASUREMENTS (Continued)
The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended March 31, 2008 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
						Change in
						Unrealized
	Fair Value at	Total Realized	Net Purchases,	Net Transfers	Fair Value at	Gains/(Losses)
	January 1,	/Unrealized	Issuances	In/(Out) of	March 31,	on Instruments
	2008	Gains/(Losses)	and Settlements	Level 3	2008	Still Held (a)
	(Unaudited)
Derivative financial instruments, net (b)	$(30)	$65	$31	$13	$79	$64
Retained interest in securitized assets (c)	593	(1)	(118)	—	474	(16)

Total Level 3 fair value	$563	$64	$(87)	$13	$553	$48

(a)	For those assets and liabilities still held at March 31, 2008.

(b)	Reflects fair value of derivative assets, net of liabilities. Changes in fair value of derivative assets and liabilities for the period presented are recorded to Interest expense and Other income, net on the income statement. The changes were $(1) million and $66 million, respectively.

(c)	Changes in fair value of retained interests for the period presented are recorded in Investment and other income related to sales of receivables on the income statement and Accumulated other comprehensive income on the balance sheet. The changes were $15 million and $(16) million, respectively.
Our derivative fair value measurements consider assumptions about counterparty and our own non-performance risk. Generally, we assume that a valuation that uses LIBOR to convert future values to a present value is appropriate for derivative assets and liabilities. We monitor counterparty and our own non-performance risk and in the event that we determine that a party is unlikely to perform under the terms of the contract, we would adjust the derivative fair value to reflect the non-performance risk. Although our derivative fair values as presented are valued using unadjusted LIBOR, had we adjusted our derivative asset and derivative liability to reflect credit default swap spreads for our counterparties (based on the average of A and AA spreads for financial institutions) and for us at March 31, 2008, our gross derivative asset and gross derivative liability would have totaled $3,667 million and $1,773 million, respectively. This would have resulted in increased pre-tax earnings of $61 million.
There were no re-measurements of other items subject to fair value in the first quarter of 2008.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 3. FINANCE RECEIVABLES
Net finance receivables at March 31, 2008 and December 31, 2007 were as follows (in millions):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Retail	$72,793	$72,720
Wholesale	37,186	34,713
Other	3,313	3,394

Total finance receivables, net of unearned income (a)(b)	113,292	110,827
Less: Unearned interest supplements	(703)	—
Less: Allowance for credit losses	(1,016)	(930)

Finance receivables, net	$111,573	$109,897

(a)	At March 31, 2008 and December 31, 2007, includes $1.9 billion and $1.8 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At March 31, 2008 and December 31, 2007, includes finance receivables of $73.9 billion and $67.0 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
NOTE 4. NET INVESTMENT IN OPERATING LEASES
Net investment in operating leases at March 31, 2008 and December 31, 2007 were as follows (in millions):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Vehicles, at cost, including initial direct costs	$37,867	$38,000
Less: Accumulated depreciation	(8,332)	(8,184)
Less: Allowance for credit losses	(180)	(153)

Net investment in operating leases (a)	$29,355	$29,663

(a)	At March 31, 2008 and December 31, 2007, includes net investment in operating leases of $19.5 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
Unearned interest supplements and residual support payments received from Ford and other affiliates are recorded in Other liabilities and deferred income. At March 31, 2008, unearned payments totaled $820 million.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended March 31 (in millions):

	First Quarter
	2008	2007
	(Unaudited)

Balance, beginning of period	$1,083	$1,104
Provision for credit losses	327	44
Deductions
Charge-offs before recoveries	336	225
Recoveries	(109)	(120)

Net charge-offs	227	105
Other changes, principally amounts related to translation adjustments and finance receivables sold	(13)	7

Net deductions	214	112

Balance, end of period	$1,196	$1,036

NOTE 6. VARIABLE INTEREST ENTITIES
We consolidate VIEs in which we are the primary beneficiary. We use special purpose entities (“SPEs”) that are considered VIEs for most of our on-balance sheet securitizations. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific securitized assets. Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against our general assets. Consolidated assets related to these securitizations of $89.2 billion and $82.4 billion are included in our balance sheet at March 31, 2008 and December 31, 2007, respectively. These consolidated assets include $5.5 billion and $4.6 billion of cash and cash equivalents and $83.7 billion and $77.8 billion of finance receivables and beneficial interests in net investment in operating leases at March 31, 2008 and December 31, 2007, respectively.
We have investments in other entities deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Therefore, we do not consolidate these entities and we account for them as equity method investments. Our maximum exposure ($75 million and $76 million at March 31, 2008 and December 31, 2007, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.
In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. All of these sales constitute sales for legal purposes, but some of the sales do not satisfy the requirements for accounting sale treatment. The outstanding balance of these finance receivables was approximately $3.5 billion and $3.4 billion at March 31, 2008 and December 31, 2007, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. DEBT
At March 31, 2008 and December 31, 2007, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		March 31,	December 31,
	2008	2007	2008	2007	2008	2007
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	4.3%	5.3%			$14,673	$13,518
Other asset-backed short-term debt (c)	4.9%	5.5%			4,752	6,196
Ford Interest Advantage (d)	4.7%	5.6%			5,178	5,408
Unsecured commercial paper	7.5%	7.5%			450	526
Other short-term debt (e)	6.7%	6.6%			1,443	1,437

Total short-term debt	4.7%	5.5%	5.0%	5.7%	26,496	27,085

Long-term debt
Senior indebtedness
Notes payable within one year					12,859	12,291
Notes payable after one year (f)					45,473	50,152
Unamortized discount					(75)	(86)
Asset-backed debt (c)
Notes payable within one year					21,561	20,041
Notes payable after one year					33,732	29,359

Total long-term debt (g)	6.0%	6.5%	5.7%	6.3%	113,550	111,757

Total debt	5.7%	6.3%	5.6%	6.2%	$140,046	$138,842

(a)	First quarter 2008 and fourth quarter 2007 average contractual rates exclude the effects of derivatives and facility fees.

(b)	First quarter 2008 and fourth quarter 2007 weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $69 million and $58 million with affiliated companies at March 31, 2008 and December 31, 2007, respectively.

(f)	Includes $547 million and $158 million with affiliated companies at March 31, 2008 and December 31, 2007, respectively.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflects the rates for both notes payable within one year and notes payable after one year.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. RETAINED EARNINGS AND COMPREHENSIVE INCOME
Retained Earnings
The following table summarizes earnings retained for use in the business for the periods ended March 31 (in millions):

	First Quarter
	2008	2007
	(Unaudited)
Retained earnings, beginning balance	$6,515	$5,791
Adjustment for adoption of SFAS No. 159	6	—
Adjustment for adoption of FIN 48 (a)	—	(51)
Net income	24	193

Retained earnings, ending balance	$6,545	$5,933

(a)	Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).
Comprehensive Income
The following table summarizes comprehensive income for the periods ended March 31 (in millions):

	First Quarter
	2008	2007
	(Unaudited)
Net income	$24	$193
Other comprehensive income/(loss)
Foreign currency translation	288	69
Change in value of retained interest in securitized assets	(14)	(14)
Unrealized loss on marketable securities	—	(2)
Less: Reclassification adjustment for losses on marketable securities realized in net income	—	(23)
Net gain on derivative instruments	—	(8)
Adjustment for adoption of SFAS No. 159	(6)	—

Total other comprehensive income	268	22

Total comprehensive income	$292	$215

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to interest rate changes and foreign currency exchange rate fluctuations in the normal course of business. As part of our risk management strategy we use various derivatives, including interest rate swaps, currency swaps and currency forward contracts to mitigate our risk exposure to interest rates and currency exchange rates. We have elected to apply hedge accounting to certain derivatives. Hedges that receive designated hedge accounting treatment are documented and evaluated for effectiveness at the time they are designated as well as throughout the hedge period. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in fair value of the hedged item attributable to changes in the benchmark interest rate. We use regression analysis to assess fair value hedge effectiveness under the “long-haul” method. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. For both of these, the mark to fair value is reported currently through earnings. Refer to our 2007 10-K Report for a more detailed description of our derivative financial instruments and hedge accounting designations.
Income Statement Effect of Derivative Financial Instruments
The following table summarizes the estimated pre-tax gain (loss) for each type of hedge designation (in millions):

	First Quarter		Income Statement
	2008	2007	Classification
	(Unaudited)
Fair value hedges
Ineffectiveness	$(13)	$—	Other income, net
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	21	—	Interest expense
Derivatives not designated as hedging instruments
Interest rate swaps	(84)	34	Other income, net
Foreign currency swaps and forward contracts (a)	412	(7)	Other income, net
Other	1	0	Other income, net

(a)	Gains / (losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
Balance Sheet Effect of Derivative Financial Instruments
The following table summarizes the estimated fair value of our derivative financial instruments (in millions):

	March 31, 2008			December 31, 2007
	(Unaudited)
		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)
Fair value hedges	$5	$320	$—	$—	$—	$—
Derivatives not designated as hedging instruments (a)	180	3,391	1,878	180	2,808	1,371

Total derivative financial instruments	$185	$3,711	$1,878	$180	$2,808	$1,371

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.
NOTE 10. DISCONTINUED OPERATIONS AND OTHER ACTIONS
Discontinued Operations
Japan. Prior to the end of the first quarter of 2008, we committed to a plan to sell 96% of our ownership interest in PRIMUS Financial Services Inc., our operation in Japan that offers automotive retail and wholesale financing of Ford and Mazda vehicles. The sale was completed in April 2008. Under the terms of the sale, Ford Credit will continue to provide certain information technology and risk management services for a four year period. The resulting cash flows related to these services are insignificant. The assets and liabilities of PRIMUS Financial Services Inc. classified as discontinued operations are summarized as follows (in millions):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Finance receivables, net	$1,827	$1,535
Retained interest in securitized assets	66	60
Derivative financial instruments	1	3
Other assets	21	49

Total assets of discontinued operations	$1,915	$1,647

Liabilities
Total accounts payable	$52	$47
Debt	252	540
Derivative financial instruments	6	5
Other liabilities	13	12

Total liabilities of discontinued operations	$323	$604

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DISCONTINUED OPERATIONS AND OTHER ACTIONS (Continued)
Philippines. Prior to the end of the first quarter of 2008, we committed to a plan to sell our 60% ownership interest in Primus Finance and Leasing, Inc., our operation in the Philippines that offers automotive retail and wholesale financing of Ford and Mazda vehicles. The sale was completed in April 2008. The assets and liabilities of Primus Finance and Leasing, Inc. classified as discontinued operations are summarized as follows (in millions):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Finance receivables, net	$32	$36
Notes and accounts receivable from affiliated companies	—	1
Other assets	1	—

Total assets of discontinued operations	$33	$37

Liabilities
Total accounts payable	$2	$—
Debt	23	29
Other liabilities	—	1

Total liabilities of discontinued operations	$25	$30

Triad. During the second quarter of 2005, we completed the sale of Triad Financial Corporation (“Triad”). Triad specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers’ affiliated finance companies primarily through non-Ford dealerships. In 2005, we recognized a $4 million after-tax gain on disposal of discontinued operations. During the first quarter of 2008 and the fourth quarter of 2007, we received additional proceeds primarily based on better than anticipated securitized portfolio performance, pursuant to a contractual agreement entered into at the closing of the sale, and recognized an additional $1 million after-tax gain and an additional $6 million after-tax gain on disposal of discontinued operations, respectively.
Operating results of discontinued operations. The operating results of our discontinued operations for the periods ended March 31 are as follows (in millions):

	First Quarter
	2008	2007
	(Unaudited)
Total financing margin and other revenue	$4	$9

Income/(loss) before income taxes	$(4)	$1
Less: Benefit from income taxes	2	—

Income/(loss) from discontinued operations	$(2)	$1

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DISCONTINUED OPERATIONS AND OTHER ACTIONS (Continued)
Business Restructuring — Germany
In 2006, FCE Bank plc (“FCE”) announced a plan to restructure its business in Germany that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover and Mazda vehicles. The plan included the consolidation of branches into district offices; these actions reduced ongoing costs. The costs associated with the business restructuring were charged to Operating expenses. Total estimated charges accrued through March 31, 2008 are $18 million. In the first quarter of 2008, we paid $2 million. The restructuring was completed in 2007.
The table below summarizes the pre-tax charges incurred and the related liability for the periods ended March 31 (in millions):

	First Quarter
	2008	2007
	(Unaudited)
Liability at Beginning of Period	$7	$31
(Released)/Accrued During Period	(0)	—
Paid During Period	(2)	0
Foreign Currency Translation	1	(0)

Liability at End of Period	$6	$31

Business Restructuring — Spain
In 2007, FCE announced a plan to restructure its business in Spain that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover, Mazda and Volvo vehicles. The plan includes the consolidation of branches; these actions are expected to reduce ongoing costs. We recognized pre-tax charges of $4 million in the fourth quarter of 2007. In the first quarter of 2008 payments of $1 million were made and the remaining liability at the end of the period was $3 million. The costs associated with the business restructuring are primarily related to employee separations and were charged to Operating Expenses. The restructuring will be completed in 2008.
Employee Separation Actions
In 2007, we recognized pre-tax charges of $45 million in Operating expenses for employee separation actions (excluding costs for retirement plan and postretirement health care and life insurance benefits) announced in 2006 in the United States and in 2007 in non-U.S. locations. In the first quarter of 2008, we released $1 million of this reserve and no charges were incurred for retirement plan and postretirement health care and life insurance benefits related to these actions. Refer to our 2007 10-K Report for a more detailed description of our employee separation actions.
Profit Maintenance Agreement
Based on our first quarter 2008 forecast, we received a payment of $109 million under the terms of the profit maintenance agreement between Ford and us. Consistent with our full year profit forecast and the terms of the profit maintenance agreement, we expect to repay Ford in 2008. The payment was recorded as an increase in Cash and cash equivalents and Total liabilities. First quarter 2008 Income before income taxes was not impacted because of the expected repayment. The profit maintenance agreement can be found in Exhibit 10A of our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. SEGMENT INFORMATION
We divide our business segments based on geographic regions: the North America Segment (includes operations in the United States and Canada) and the International Segment (includes operations in all other countries). We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments from derivatives primarily related to movements in interest rates. These adjustments are included in Unallocated Risk Management and are excluded in assessing our North America and International segment performance, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments. The North America and International segments are presented on a managed basis. Managed basis includes Finance receivables, net and Net investment in operating leases reported on our balance sheet, excluding unearned interest supplements related to finance receivables, and receivables we sold in off-balance sheet securitizations and continue to service.
Key operating data for our operating segments for the periods ended March 31 were as follows (in millions):

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
				(Unaudited)
First Quarter 2008
Revenue (a)	$3,725	$1,013	$(159)	$(43)	$—	$(202)	$4,536
Income
Income before income taxes	38	157	(159)	—	—	(159)	36
Provision for income taxes	12	55	(56)	—	—	(56)	11
Income from continuing operations	26	102	(103)	—	—	(103)	25
Other disclosures
Depreciation on vehicles subject to operating leases	1,738	76	—	—	—	—	1,814
Interest expense	1,425	620	—	(64)	—	(64)	1,981
Provision for credit losses	304	23	—	—	—	—	327
Finance receivables and net investments in operating leases	103,781	42,120	—	(4,270)	(703)	(4,973)	140,928
Total assets	124,429	50,445	—	(4,015)	(703)	(4,718)	170,156

First Quarter 2007
Revenue (a)	$3,751	$926	$(36)	$(118)	$—	$(154)	$4,523
Income
Income before income taxes	172	157	(36)	—	—	(36)	293
Provision for income taxes	58	56	(13)	—	—	(13)	101
Income from continuing operations	114	101	(23)	—	—	(23)	192
Other disclosures
Depreciation on vehicles subject to operating leases	1,399	76	—	—	—	—	1,475
Interest expense	1,736	527	—	(119)	—	(119)	2,144
Provision for credit losses	22	22	—	—	—	—	44
Finance receivables and net investment in operating leases	107,664	37,907	3	(10,665)	—	(10,662)	134,909
Total assets	127,297	44,137	3	(9,793)	—	(9,790)	161,644

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. GUARANTEES AND INDEMNIFICATIONS
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material. At March 31, 2008, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated affiliates and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $515 million; of this amount, $164 million was counter-guaranteed by Ford to us. No losses have been recorded for these guarantees.
FCE has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $389 million has been fully collaterized by cash. The cash received from Ford Motor Company Limited, a Ford U.K. subsidiary, is included in Cash and cash equivalents and the corresponding deposit is recorded as Debt. The expiration date of the guarantee is August 2009 and could terminate on payment and/or cancellation of the obligation by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Discontinued Operations and Dispositions
Prior to the end of the first quarter of 2008, we committed to a plan to sell 96% of our ownership interest in PRIMUS Financial Services Inc., our operation in Japan that offers automotive retail and wholesale financing of Ford and Mazda vehicles. The sale was completed in April 2008.
Prior to the end of the first quarter of 2008, we committed to a plan to sell our 60% ownership interest in Primus Finance and Leasing, Inc. (“Primus Philippines”), our operation in the Philippines that offers automotive retail and wholesale financing of Ford and Mazda vehicles. We also agreed to sell our 40% ownership interest in PFL Holdings, Inc., a holding company in the Philippines that owns the remaining 40% ownership interest in Primus Philippines. These sales were completed in April 2008.
To provide comparative prior-year results, certain amounts for December 31, 2007 and March 31, 2007 have been reclassified for discontinued operations in the first quarter of 2008. For additional information on our dispositions, see Note 10 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
First Quarter 2008 Compared with First Quarter 2007
In the first quarter of 2008, net income was $24 million, down $169 million compared with a year ago. On a pre-tax basis, we earned $36 million in the first quarter of 2008, down $257 million compared with a year ago. The decrease in pre-tax earnings primarily reflected:
•	A higher provision for credit losses mainly attributable to an increase in the allowance for credit losses and higher charge-offs primarily reflecting higher severity (i.e., average loss per repossession) (about $300 million);
•	Higher depreciation expense for leased vehicles largely attributable to the overall auction value deterioration in the used vehicle market (about $200 million); and
•	Higher net losses related to market valuation adjustments from derivatives (about $100 million).
These factors were offset partially by:
•	Lower expenses primarily related to the non-recurrence of costs associated with our North American business transformation initiative (about $200 million); and
•	Higher financing margin primarily attributable to lower borrowing costs (about $100 million).
In 2008 and 2007, pre-tax earnings included net losses related to market valuation adjustments from derivatives (unallocated risk management in the table below) of $159 million and $36 million, respectively.
Results of our operations by business segment and unallocated risk management for the first quarter of 2008 and 2007 are shown below:

	First Quarter
			2008
			Over/(Under)
	2008	2007	2007
	(in millions)
Income before income taxes
North America Segment	$38	$172	$(134)
International Segment	157	157	—
Unallocated risk management	(159)	(36)	(123)

Income before income taxes	36	293	(257)
Provision for income taxes, minority interests in net income of subsidiaries, income/(loss) from discontinued operations and gain on disposal of discontinued operations	(12)	(100)	88

Net income	$24	$193	$(169)

The decrease in North America Segment pre-tax earnings primarily reflected higher provision for credit losses and higher depreciation expense for leased vehicles. These factors were offset partially by lower expenses primarily related to the non-recurrence of costs due to our business transformation initiative and higher financing margin.
International Segment pre-tax earnings primarily reflected lower contract volume, offset by favorable currency exchange rates and lower operating costs.
The change in unallocated risk management reflected higher net losses related to market valuation adjustments from derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management, see Note 11 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	First Quarter
	2008	2007
	(in thousands)
North America Segment
United States	275	305
Canada	31	35

Total North America Segment	306	340

International Segment
Europe	178	185
Other international	32	43

Total International Segment	210	228

Total contract placement volume	516	568

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	First Quarter
	2008	2007
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	37%	36%
Wholesale	77	79

Europe
Financing share — Ford
Retail installment and lease	25%	25%
Wholesale	96	96
North America Segment
In the first quarter of 2008, our total contract placement volumes were 306,000, down 34,000 contracts from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, due primarily to lower U.S. industry volumes.
International Segment
In the first quarter of 2008, our total contract placement volumes were 210,000, down 18,000 contracts from a year ago. This decrease primarily reflected lower volumes in Germany, Mexico and Asia Pacific.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we originate or purchase eligible contracts from dealers. Managed receivables include Finance receivables, net and Net investment in operating leases reported on our balance sheet, excluding unearned interest supplements related to finance receivables, and receivables we sold in off-balance sheet securitizations and continue to service. For additional information on our finance receivables and operating leases, see Notes 1, 3 and 4 of our Notes to the Financial Statements.
At March 31, 2008, in the United States and Canada, Ford is obligated to pay us $4.4 billion of interest supplements (including supplements related to sold receivables) and about $800 million of residual value support over the terms of the related finance contracts, compared with $5.4 billion of interest supplements and about $900 million of residual value support at December 31, 2007, in each case for contracts purchased or originated prior to January 1, 2008. The interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.
Our receivable levels are shown below:

	March 31,	December 31,
Receivables	2008	2007
	(in billions)

On-Balance Sheet
Finance receivables
Retail installment	$71.8	$71.9
Wholesale	37.2	34.6
Other	3.3	3.4
Unearned interest supplements	(0.7)	—

Finance receivables, net	111.6	109.9
Net investment in operating leases	29.3	29.7

Total on-balance sheet (a)(b)	$140.9	$139.6

Securitized Off-Balance Sheet — Retail	$4.3	$5.7

Managed
Finance receivables
Retail installment	$76.1	$77.6
Wholesale	37.2	34.6
Other	3.3	3.4

Managed finance receivables, net	116.6	115.6
Net investment in operating leases	29.3	29.7

Total managed (c)	$145.9	$145.3

Serviced	$146.6	$146.2

(a)	At March 31, 2008 and December 31, 2007, includes finance receivables of $73.9 billion and $67.0 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at March 31, 2008 and December 31, 2007, includes net investment in operating leases of $19.5 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.

(b)	Includes allowance for credit losses of $1.2 billion and $1.1 billion at March 31, 2008 and December 31, 2007, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.
Managed receivables increased from year-end 2007, primarily reflecting changes in currency exchange rates and higher wholesale receivables in Europe offset partially by lower U.S. receivables.

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
In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, employment history, income, amount financed, vehicle value and contract term. As of March 31, 2008, about 4% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, about the same as year-end 2007 and down from about 8% in 2000, consistent with our efforts to improve the quality of our portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Loss Metrics
Worldwide
The following table shows worldwide credit losses net of recoveries (“charge-offs”) for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below for our on-balance sheet and managed portfolios.

	First Quarter
Charge-offs	2008	2007
	(in millions)

On-Balance Sheet
Retail installment and lease	$224	$100
Wholesale	1	4
Other	2	1

Total on-balance sheet	$227	$105

Securitized Off-Balance Sheet
Retail installment and lease	$15	$18
Wholesale	—	—
Other	—	—

Total securitized off-balance sheet	$15	$18

Managed
Retail installment and lease	$239	$118
Wholesale	1	4
Other	2	1

Total managed	$242	$123

Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	0.88%	0.43%
Wholesale	0.02	0.04
Total including other	0.65%	0.32%

Managed
Retail installment and lease	0.89%	0.45%
Wholesale	0.02	0.04
Total including other	0.66%	0.34%
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 60% of our worldwide managed portfolio of retail installment receivables and net investment in operating leases at March 31, 2008. In the first quarter of 2008, on-balance sheet charge-offs were higher compared to the same period a year ago primarily due to higher severity and higher repossessions in the retail and lease portfolio. Severity was higher by $2,200 per unit, consistent with an increase in amount financed and a higher mix of 72-month contracts for vehicles repossessed in our portfolio, and overall auction value deterioration in the used vehicle market.

	First Quarter
	2008	2007
On-Balance Sheet
Charge-offs (in millions)	$155	$69
Loss-to-receivables ratios	1.07%	0.49%

Managed
Charge-offs (in millions)	$165	$81
Loss-to-receivables ratios	1.07%	0.50%

Other Metrics — Serviced
Repossessions (in thousands)	20	19
Repossession ratios (a)	2.17%	1.87%
Severity (average loss per repossession)	$8,800	$6,600
New bankruptcy filings (in thousands)	8	6
Over-60 day delinquency ratio (b)	0.22%	0.16%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
Allowance for Credit Losses
Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in the ''Critical Accounting Estimates — Allowance for Credit Losses’’ section of Item 7 of Part II of our 2007 10-K Report.

	March 31,	December 31,
	2008	2007
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$1,139	$1,019
Wholesale	54	58
Other	3	6

Total allowance for credit losses	$1,196	$1,083

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.11%	0.99%
Wholesale	0.15	0.17
Total including other	0.84%	0.77%
Our allowance for credit losses totaled $1,196 million at March 31, 2008, up $113 million from year-end 2007, consistent with the increase in charge-offs previously described. The allowance for credit losses is primarily a function of portfolio quality, historical loss performance and receivable levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Residual Risk
We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. In the first quarter of 2008, we increased depreciation expense for vehicles subject to operating leases in our North America portfolio, reflecting higher lease volumes, a decrease in auction values relative to our expectations at the time of contract purchase and an increase in the percentage of vehicles returned to us at lease termination. For an additional discussion of residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2007 10-K Report.
North America Retail Operating Lease Experience
We use various statistics to monitor our residual risk:
•	Placement volume measures the number of leases we purchase in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and

•	Return volume reflects the number of vehicles returned to us by customers at lease end.
The following table shows operating lease placement, termination and return volumes for our North America Segment, which accounted for about 98% of our total investment in operating leases at March 31, 2008:

	First Quarter
	2008	2007
	(in thousands)

Placements	113	110
Terminations	94	91
Returns	79	72

Memo:
Return rates	84%	79%
In the first quarter of 2008, placement volumes were up 3,000 units compared with the same period a year ago. Termination volumes increased 3,000 units compared with the same period a year ago primarily reflecting growth in lease placements since 2004. Return volumes increased 7,000 units compared with a year ago, primarily reflecting the higher termination volumes and an increase in the return rate to 84% from 79%. The higher return volumes are consistent with a decrease in auction values relative to our expectations at the time of contract purchase and a general shift in consumer preferences away from trucks and sport utility vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant first quarter 2008 vehicle mix for lease terms comprising about 70% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	First Quarter
	2008	2007
	(in thousands)
Returns
24-Month term	29	25
36-Month term	14	14
39-Month/Other term	5	9

Total returns	48	48

Memo:
Return rates	86%	84%

Auction Values at Constant First Quarter 2008 Vehicle Mix
24-Month term	$16,095	$17,365
36-Month term	13,465	14,970
In the first quarter of 2008, Ford, Lincoln and Mercury brand U.S. return volumes were flat compared with the same period a year ago, while the return rate increased to 86%, consistent with a decrease in auction values relative to our expectations at the time of contract purchase and a general shift in consumer preferences away from trucks and sport utility vehicles. Auction values at constant first quarter 2008 mix for 24-month and 36-month lease vehicles were down $1,270 per unit and $1,505 per unit, respectively, from year ago levels, primarily reflecting the overall auction value deterioration in the used vehicle market.

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

NRSRO RATINGS
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
Funding
Our funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing us to meet our short-term funding obligations. As a result of lower credit ratings over the past few years, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market when it makes sense to do so, we have increased our use of securitization funding as it is presently more cost effective than unsecured funding and allows us access to a broad investor base. We plan to meet a significant portion of our 2008 funding requirements through securitizations, and to continue to diversify our asset-backed funding by asset class and region. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail financing). We are continuing to explore and execute such alternative business arrangements.
Consistent with the overall market, we have been impacted by volatility in the asset-backed securities markets beginning in August 2007. Since then, we have experienced higher credit spreads and, in certain circumstances, shorter maturities in our public and private securitization issuances. In addition, committed liquidity program renewals have come at a higher cost and with higher spreads. Given present market conditions, we expect that our credit spreads and the cost of renewing our committed liquidity programs will continue to be higher in 2008 than prior to August 2007. About 45% of our committed capacity is up for renewal during the remainder of 2008. Given the nature of our asset-backed committed facilities, we have the ability to obtain term funding up to the time that the facilities mature. Any outstanding debt at the maturity of the facilities remains outstanding through the term of the underlying assets. For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 2.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control. If credit markets continue to constrain term securitization funding or there are reductions in the market capacity for the types of asset-backed securities used in our asset-backed funding, there could be increased risk to our funding plan. As a result, we may need to reduce the amount of receivables and operating leases we purchase or originate. A significant reduction in our managed receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	March 31,	December 31,
	2008	2007
	(in billions)
Debt
Asset-backed commercial paper*	$14.6	$13.5
Other asset-backed short-term debt*	4.8	6.2
Ford Interest Advantage	5.2	5.4
Unsecured commercial paper	0.5	0.5
Other short-term debt	1.4	1.5

Total short-term debt	26.5	27.1
Unsecured long-term debt (including notes payable within one year)	58.2	62.3
Asset-backed long-term debt (including notes payable within one year)*	55.3	49.4

Total debt	140.0	138.8

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	4.3	5.7
Retained interest	(0.5)	(0.6)

Total securitized off-balance sheet funding	3.8	5.1

Total debt plus securitized off-balance sheet funding	$143.8	$143.9

Ratios
Credit lines to total unsecured commercial paper.	>100%	>100%
Securitized funding to managed receivables	54	51
Short-term debt and notes payable within one year to total debt	44	43
Short-term debt and notes payable within one year to total capitalization	40	39

*	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.
At March 31, 2008, unsecured long-term debt (including notes payable within one year) was down about $4 billion from year-end 2007, primarily reflecting about $6 billion of debt maturities. These maturities were offset partially by an increase of about $2 billion primarily reflecting changes in currency exchange rates and a cash collateral deposit of $389 million by Ford Motor Company Limited, a Ford U.K. subsidiary, for a guarantee to support Ford’s obligations in Romania. For additional information regarding this guarantee, see Note 12 of our Notes to the Financial Statements. Asset-backed long-term debt (including notes payable within one year) was up about $6 billion from year-end 2007, reflecting asset-backed long-term debt issuance in excess of amortization of asset-backed debt. Securitized off-balance sheet funding was down about $1 billion from year-end 2007, primarily reflecting the amortization of previous securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Term Funding Plan
The following table shows our public and private term funding issuances in 2007 and through May 5, 2008, and our planned issuances for full year 2008:

	2008
	Full Year	Through	2007
	Forecast	May 5,	Actual
		(in billions)
Public Term Funding
Unsecured	$1 – 3	$1	$6
Securitizations (a)	8 – 13	4	6

Total public term funding	$9 – 16	$5	$12

Private Term Funding (b)	$15 – 22	$9	$28

(a)	Reflects new issuance; excludes whole-loan sales and other structured financings.

(b)	Includes private term debt, securitizations, other structured financings and whole-loan sales; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper programs.
Through May 5, 2008, we completed about $5 billion of public term funding transactions including about $1 billion of unsecured long-term debt, about $3.6 billion of retail asset-backed securitizations in the United States and the remainder consisting of a retail asset-backed securitization in Germany. We expect our full year 2008 public term funding requirements to be between $9 billion and $16 billion.
Through May 5, 2008, we completed about $9 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets. These private transactions included lease, wholesale and retail asset-backed securitizations and unsecured term debt.
Through May 5, 2008, we completed about $14 billion of public and private term funding, which is more than one-third of our full year plan.

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

	March 31,	December 31,
	2008	2007
	(in billions)

Cash, cash equivalents and marketable securities*	$15.9	$16.7

Committed liquidity programs	$36.1	$36.8
Asset-backed commercial paper (FCAR)	16.9	16.9
Credit facilities	3.0	3.0

Committed capacity	$56.0	$56.7

Committed capacity and cash	$71.9	$73.4
Less: Capacity in excess of eligible receivables	(3.4)	(4.7)
Less: Cash to support on-balance sheet securitizations	(5.7)	(4.7)

Liquidity	$62.8	$64.0
Less: Utilization	(38.9)	(36.1)

Liquidity available for use	$23.9	$27.9

*	Excludes marketable securities related to insurance activities.
At March 31, 2008, the capacity of our liquidity sources and cash totaled $71.9 billion, of which $62.8 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $3.4 billion and cash required to support on-balance sheet securitizations of $5.7 billion). As of March 31, 2008, $38.9 billion was utilized, leaving $23.9 billion (including $10.2 billion of cash, cash equivalents and marketable securities and excluding marketable securities related to insurance activities) available for use. In addition to the $23.9 billion of liquidity available for use, the $3.4 billion of capacity in excess of eligible receivables provides an incremental funding source for future originations.
Cash, Cash Equivalents and Marketable Securities. At March 31, 2008, our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $15.9 billion, compared with $16.7 billion at year-end 2007. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) primarily include short-term U.S. Treasury bills, federal agency securities, A-1/P-1 (or higher) rated commercial paper, and bank time deposits with investment grade institutions. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash balances include amounts to be used only to support our on-balance sheet securitizations of $5.7 billion at March 31, 2008 and $4.7 billion at December 31, 2007.
Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $30.1 billion at March 31, 2008 ($17.9 billion retail and $12.2 billion wholesale) of which $10.6 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $20.6 billion having maturities within the next twelve months (of which $3.6 billion relates to FCE commitments), and the balance having maturities between August 2009 and September 2011. As a result of the continued asset-backed securities market volatility that began in August 2007, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs. At March 31, 2008, $19.6 billion of these commitments were in use. These programs are extremely liquid funding sources as we are able to obtain funding from available capacity generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition, we have a committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities of which $4 billion is committed through 2009. At our option, this program can be supported with retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. At March 31, 2008, we had $3.2 billion of outstanding funding in this program.
Credit Facilities
Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	March 31,	December 31,
	2008	2007
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.5	$0.5
FCE bank lines	2.5	2.5
Utilized amounts	(0.9)	(0.9)

Available credit facilities	$2.1	$2.1

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$16.9	$16.9
At March 31, 2008, we and our subsidiaries, including FCE, had $3 billion of contractually committed unsecured credit facilities with financial institutions, of which $2.1 billion were available for use. Of the lines available for use, 59% (or about $1.3 billion) are committed through at least June 30, 2009, including 20% (or about $400 million) of which are committed through December 31, 2011. Of the $3 billion, about $500 million constitute Ford Credit bank lines (of which about $200 million are worldwide) and $2.5 billion are FCE bank lines (of which $2.4 billion are worldwide). Our worldwide credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. Similarly, the FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.
In addition, at March 31, 2008, banks provided $16.9 billion of contractually committed liquidity facilities to support our FCAR on-balance sheet asset-backed commercial paper program. Of the contractually committed liquidity facilities, 47% (or $7.9 billion) are committed through June 30, 2012, and the remainder are committed for a shorter period of time. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At March 31, 2008, $16.5 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining $400 million of FCAR’s bank liquidity facilities were available to support FCAR’s purchase of our asset-backed securities. At March 31, 2008, the outstanding balance for the FCAR program was $14.8 billion.
Liquidity Risks
Refer to the “Liquidity” section of Item 7 of Part II of our 2007 10-K Report for a list of factors that could affect our liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Off-Balance Sheet Arrangements
In the first quarter of 2008, we did not enter into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions), consistent with our plan to fund securitizations through on-balance sheet transactions. Net proceeds from off-balance sheet arrangements were down about $700 million compared with a year ago.
In the first quarter of 2008, income related to off-balance sheet arrangements reported in Investment and other income related to sales of receivables was $67 million, down $40 million compared with the same period a year ago. The decline primarily reflected amortization of the off-balance sheet securitization portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage
We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt Equity
Statement	=
Leverage						Retained
						Interest in				Adjustments for
				Securitized		Securitized		Cash,		Hedge
				Off-balance		Off-balance		Cash Equivalents		Accounting
Managed Leverage	=	Total Debt	+	Sheet	-	Sheet	-	and Marketable	-	on Total Debt (b)
				Receivables		Receivables		Securities (a)

Adjustments for
				Equity	+	Minority	-	Hedge
						Interest		Accounting
on Equity (b)

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments from derivatives due to movements in interest rates.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31,	December 31,
	2008	2007

Total debt	$140.0	$138.8
Total equity	13.7	13.4
Financial statement leverage (to 1)	10.2	10.4
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31,	December 31,
	2008	2007

Total debt	$140.0	$138.8
Securitized off-balance sheet receivables outstanding	4.3	5.7
Retained interest in securitized off-balance sheet receivables	(0.5)	(0.6)
Adjustments for cash, cash equivalents and marketable securities (a)	(15.9)	(16.7)
Adjustments for hedge accounting (b)	(0.3)	0.0

Total adjusted debt	$127.6	$127.2

Total equity (including minority interest)	$13.7	$13.4
Adjustments for hedge accounting (b)	(0.2)	(0.3)

Total adjusted equity	$13.5	$13.1

Managed leverage (to 1)	9.4	9.7

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments from derivatives due to movements in interest rates.
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At March 31, 2008, our managed leverage was 9.4 to 1, compared with 9.7 to 1 at December 31, 2007. We believe we have more than sufficient equity given the quality of our asset portfolio. To maintain funding flexibility, however, we did not pay any distributions in the first quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Accounting Standards Issued But Not Yet Adopted
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and only requires disclosures for earlier periods presented for comparative purposes beginning in the first year after the year of initial adoption. Management is assessing the potential impact of this standard on our financial statement disclosures.
We have not yet adopted SFAS No. 141R, Business Combinations, SFAS No. 141R, or Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, SFAS No. 160. Refer to Item 7 of Part II of our 2007 10-K Report for further discussion of these standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Outlook
We expect to be profitable in 2008, although at a lower level than in 2007. The lower earnings expected in 2008 compared with 2007 primarily reflect a higher provision for credit losses, higher depreciation expense for leased vehicles, higher net losses related to market valuation adjustments from derivatives and lower volume. We expect these factors to be offset partially by the non-recurrence of costs associated with our recently completed North American business transformation initiative, higher financing margin and reductions in other operating costs.
We previously planned to pay regular distributions in 2008, but given the present credit market conditions and to maintain greater flexibility in the execution of our funding plan we elected not to reinstate these distributions until credit market conditions improve. Our managed leverage, which was 9.4 to 1 at March 31, 2008, is not expected to reach the previously-forecasted 11.5 to 1 by the end of 2008.
We anticipate our year-end 2008 managed receivables to be in the range of $130 billion to $140 billion. We expect the funding structure required for this level of managed receivables to be the following (in billions, except for percentages).

	December 31,
	2008
Funding Structure
Ford Interest Advantage	$4	–	5
Asset-backed commercial paper	12	–	15
Term asset-backed securities	55	–	65
Term debt and other	58	–	62
Equity	12	–	14
Cash, cash equivalents and marketable securities*	(13)	–	(16)

Total funding structure	$130	–	140

Memo:
Securitized funding as a percentage of managed receivables	49	–	54%

*	Excludes marketable securities related to insurance activities.
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
We cannot be certain that any expectations, forecasts or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For additional discussion of these risk factors, see Item 1A of Part I of our 2007 10-K Report and Item 1A of Part I of Ford’s 2007 10-K Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our 2007 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2008, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by $5 million over the next twelve months, compared with $16 million at December 31, 2007. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2008, we implemented a new derivative accounting system and resumed long-haul designated hedge accounting for certain interest rate swaps.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
In March 2008, FCE agreed with a third party to establish a joint venture finance company, subject to regulatory approval. If the transaction is completed, FCE will transfer the majority of its business and assets from Denmark, Finland, Norway and Sweden, constituting approximately 6% of FCE’s current balance sheet, into the joint venture. The joint venture will support the sale of Ford vehicles in these markets.
On March 26, 2008, Ford announced it entered into a definitive agreement to sell Jaguar Land Rover to Tata Motors Limited (“Tata”). The Jaguar Land Rover portion of our portfolio is about 6% globally, including about 5% in North America and about 11% in Europe. For a transitional period of up to 12 months from the sale closing date, we will continue to provide financing for Jaguar and Land Rover dealers and customers. The length of the transition will vary by market.
Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed separately with the SEC and included as an exhibit to this Report (without Financial Statements or Exhibits).
ITEM 6. EXHIBITS
Exhibits: please refer to the Exhibit Index on page 42.
Instruments defining the rights of holders of certain issues of long-term debt of Ford Credit have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford Credit. Ford Credit will furnish a copy of each such instrument to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford Motor Credit Company LLC has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Kenneth R. Kent

Kenneth R. Kent
Vice Chairman, Chief Financial Officer and Treasurer

Date:	May 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:
We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of March 31, 2008 and the related consolidated statement of income for each of the three-month periods ended March 31, 2008 and 2007, and the consolidated statement of cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of shareholder’s interest/equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
May 7, 2008

FORD MOTOR CREDIT COMPANY LLC
EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 7, 2008, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1, 2 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. File No. 1-3950.