Form 10-Q
period 2008-06-30
FORD MOTOR CREDIT CO LLC
filed 2008-08-08
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

EXHIBIT INDEX APPEARS AT PAGE 45

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2008 and 2007
(in millions)

	Second Quarter		First Half
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$1,695	$1,554	$3,402	$3,049
Retail	779	837	1,638	1,696
Interest supplements and other support costs earned from affiliated companies	1,247	1,125	2,493	2,192
Wholesale	438	552	915	1,092
Other	36	43	71	90

Total financing revenue	4,195	4,111	8,519	8,119
Depreciation on vehicles subject to operating leases	(4,090)	(1,450)	(5,904)	(2,925)
Interest expense	(1,901)	(2,166)	(3,893)	(4,315)

Net financing margin	(1,796)	495	(1,278)	879
Other revenue
Investment and other income related to sales of receivables	48	102	117	211
Insurance premiums earned, net	42	43	82	87
Other income, net	303	42	421	418

Total financing margin and other revenue	(1,403)	682	(658)	1,595
Expenses
Operating expenses	379	450	746	1,006
Provision for credit losses (Note 4)	545	82	872	128
Insurance expenses	53	38	72	55

Total expenses	977	570	1,690	1,189

Income/(Loss) before income taxes	(2,380)	112	(2,348)	406
Provision for/(Benefit from) income taxes	(945)	50	(936)	151

Income/(Loss) before minority interests	(1,435)	62	(1,412)	255
Minority interests in net income of subsidiaries	0	0	0	0

Income/(Loss) from continuing operations	(1,435)	62	(1,412)	255
Gain on disposal of discontinued operations	8	—	9	—

Net income/(loss)	$(1,427)	$62	$(1,403)	$255

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$12,673	$14,137
Marketable securities	7,425	3,155
Finance receivables, net (Note 2)	109,088	111,468
Net investment in operating leases (Note 3)	26,553	29,663
Retained interest in securitized assets	380	653
Notes and accounts receivable from affiliated companies	875	906
Derivative financial instruments (Note 9)	2,148	2,811
Other assets	5,259	6,230

Total assets	$164,401	$169,023

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,866	$1,837
Affiliated companies	1,919	2,308

Total accounts payable	3,785	4,145
Debt (Note 6)	137,519	139,411
Deferred income taxes	3,685	5,380
Derivative financial instruments (Note 9)	1,297	1,376
Other liabilities and deferred income	5,810	5,314

Total liabilities	152,096	155,626

Minority interests in net assets of subsidiaries	0	3

Shareholder’s interest
Shareholder’s interest	5,149	5,149
Accumulated other comprehensive income	2,038	1,730
Retained earnings (Note 7)	5,118	6,515

Total shareholder’s interest	12,305	13,394

Total liabilities and shareholder’s interest	$164,401	$169,023

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2008 and 2007
(in millions)

	First Half
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$(1,403)	$255
Income related to discontinued operations	(9)	—
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	872	128
Depreciation and amortization	5,713	3,296
Net gain on sales of finance receivables	—	(5)
Net change in deferred income taxes	(1,673)	(538)
Net change in other assets	2,088	511
Net change in other liabilities	576	(321)
All other operating activities	293	605

Net cash provided by operating activities	6,457	3,931

Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(17,920)	(17,786)
Collections of finance receivables (other than wholesale)	17,835	16,237
Purchases of operating lease vehicles	(7,403)	(8,408)
Liquidations of operating lease vehicles	4,205	4,058
Net change in wholesale receivables	(1,080)	(752)
Net change in retained interest in securitized assets	144	199
Net change in notes receivable from affiliated companies	(5)	(100)
Proceeds from sales of receivables and retained interests	—	697
Purchases of marketable securities	(9,331)	(3,797)
Proceeds from sales and maturities of marketable securities	5,040	11,171
Proceeds from sales of businesses	3,684	—
Net change in derivatives not designated as hedging instruments	741	538
All other investing activities	73	33

Net cash (used in)/provided by investing activities	(4,017)	2,090

Cash flows from financing activities
Proceeds from issuances of long-term debt	20,544	16,838
Principal payments on long-term debt	(23,127)	(19,280)
Change in short-term debt, net	(1,419)	(1,415)
All other financing activities	(91)	(51)

Net cash used in financing activities	(4,093)	(3,908)
Effect of exchange rate changes on cash and cash equivalents	174	2

Total cash flows from continuing operations	(1,479)	2,115

Cash flows from discontinued operations
Cash flows from discontinued operations provided by operating activities	15	—

Total cash flows from discontinued operations	15	—

Net (decrease)/increase in cash and cash equivalents	$(1,464)	$2,115

Cash and cash equivalents, beginning of period	$14,137	$12,331
Change in cash and cash equivalents	(1,464)	2,115

Cash and cash equivalents, end of period	$12,673	$14,446

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
For the first quarter of 2008, we classified PRIMUS Financial Services Inc. and Primus Finance and Leasing, Inc. as discontinued operations. During the second quarter of 2008, we reclassified these entities as continuing operations, including amounts previously reported in our first quarter 2008 financial statements and related footnotes. These reclassifications were not material to our financial statements and related footnotes. Refer to Note 10 for information about these divestitures.
Finance Receivables and Net Investment in Operating Leases
As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase or originate eligible contracts from dealers. Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates. At June 30, 2008, the amount of these unearned interest supplements was $1.0 billion. Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value. Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income. At June 30, 2008, the amount of these unearned interest supplements and residual support payments was $1.1 billion.
At June 30, 2008, in the United States and Canada, Ford is obligated to pay us $3.7 billion of interest supplements (including supplements related to sold receivables) and about $600 million of residual value support over the terms of the related finance contracts, compared with $5.4 billion of interest supplements and about $900 million of residual value support at December 31, 2007, in each case for contracts purchased or originated prior to January 1, 2008. The interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.
Cash and Cash Equivalents and Marketable Securities
The cash balances to be used only to support on-balance sheet securitizations were $5.4 billion and $4.7 billion at June 30, 2008 and December 31, 2007, respectively. These balances are generally held by VIEs of which we are the primary beneficiary and are included in Cash and cash equivalents.
We recognized earnings of $94 million and $230 million in the second quarter of 2008 and 2007, respectively, and $236 million and $517 million in the first half of 2008 and 2007, respectively, related to interest and investment income on our cash and cash equivalents and marketable securities. These amounts are included in Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Asset Impairments
Held-for-Sale and Discontinued Operations. We perform an impairment test on an asset group to be discontinued, held-for-sale, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less transaction costs, and compare it to the carrying value of the asset group. An impairment charge is recognized when the carrying value exceeds the estimated fair value.
Held-and-Used Long-Lived Assets. We evaluate the carrying value of held-and-used long-lived asset groups for potential impairment when certain triggering events have occurred. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.
Provision for/(Benefit from) Income Taxes
The provision for/(benefit from) income taxes is computed by applying our estimated annual effective tax rate to year-to-date income/(loss) before taxes.
NOTE 2. FINANCE RECEIVABLES
Net finance receivables at June 30, 2008 and December 31, 2007 were as follows (in millions):

	June 30,	December 31,
	2008	2007
	(Unaudited)
Retail	$72,092	$74,203
Wholesale	35,927	34,808
Other	3,352	3,394

Total finance receivables, net of unearned income (a)(b)	111,371	112,405
Less: Unearned interest supplements	(1,017)	—
Less: Allowance for credit losses	(1,266)	(937)

Finance receivables, net	$109,088	$111,468

(a)	At June 30, 2008 and December 31, 2007, includes $1.6 billion and $1.8 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At June 30, 2008 and December 31, 2007, includes finance receivables of $77.4 billion and $67.2 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 3. NET INVESTMENT IN OPERATING LEASES
During the second quarter of 2008, higher fuel prices and the weak economic climate in North America resulted in a pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles. This shift in consumer preferences combined with a weak economic climate caused a significant reduction in auction values and in particular for used full-size trucks and traditional sport utility vehicles. At the end of the quarter, we completed our quarterly North America operating lease portfolio adequacy study for accumulated depreciation and projected that lease-end residual values would be significantly lower than previously expected for full-size trucks and traditional sport utility vehicles.
As a result of the market factors and our adequacy study results, we tested the operating leases of our North America Segment for recoverability and recorded a pre-tax impairment charge of $2.1 billion in Depreciation on vehicles subject to operating leases representing the amount by which the carrying value of certain vehicle lines in our lease portfolio exceeded the fair value. To reduce the $11.5 billion carrying value of the impaired assets to fair value of $9.4 billion, vehicle cost referenced in the table below was reduced by the $2.1 billion impairment charge and $4.4 billion was reclassified from accumulated depreciation. We continue to depreciate all vehicles subject to operating leases in accordance with our accounting policy. Refer to Note 1 in our 2007 10-K Report for more information on our depreciation accounting policy.
Net investment in operating leases at June 30, 2008 and December 31, 2007 were as follows (in millions):

	June 30,	December 31,
	2008	2007
	(Unaudited)
Vehicles, at cost, including initial direct costs (a)	$30,922	$38,000
Less: Accumulated depreciation (a)	(4,142)	(8,184)
Less: Allowance for credit losses	(227)	(153)

Net investment in operating leases (b)	$26,553	$29,663

(a)	Adjusted for accumulated depreciation on impaired assets that has been reclassified to vehicles, at cost.

(b)	At June 30, 2008 and December 31, 2007, includes net investment in operating leases of $15.2 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Balance, beginning of period	$1,203	$1,044	$1,090	$1,110
Provision for credit losses	545	82	872	128
Deductions
Charge-offs before recoveries	354	246	692	473
Recoveries	(108)	(121)	(217)	(241)

Net charge-offs	246	125	475	232
Other changes, principally amounts related to translation adjustments and finance receivables sold	9	(9)	(6)	(4)

Net deductions	255	116	469	228

Balance, end of period	$1,493	$1,010	$1,493	$1,010

In the second quarter of 2008, we updated our assumptions to reflect higher severities, which increased our allowance for credit losses by about $190 million at June 30, 2008.
NOTE 5. VARIABLE INTEREST ENTITIES
We consolidate VIEs in which we are the primary beneficiary. We use special purpose entities (“SPEs”) that are considered VIEs for most of our on-balance sheet securitizations. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific securitized assets. Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against our general assets. Consolidated assets related to these securitizations of $91.1 billion and $82.4 billion are included in our balance sheet at June 30, 2008 and December 31, 2007, respectively. These consolidated assets include $5.3 billion and $4.6 billion of cash and cash equivalents and $85.8 billion and $77.8 billion of finance receivables and beneficial interests in net investment in operating leases at June 30, 2008 and December 31, 2007, respectively.
We have investments in other entities deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Therefore, we do not consolidate these entities and we account for them as equity method investments. Our maximum exposure ($150 million and $76 million at June 30, 2008 and December 31, 2007, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.
In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. All of these sales constitute sales for legal purposes, but some of the sales do not satisfy the requirements for accounting sale treatment. The outstanding balance of these finance receivables was approximately $2.6 billion and $3.4 billion at June 30, 2008 and December 31, 2007, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. DEBT
At June 30, 2008 and December 31, 2007, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		June 30,	December 31,
	2008	2007	2008	2007	2008	2007
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	3.2%	5.3%			$14,213	$13,518
Other asset-backed short-term debt (c)	5.3%	5.5%			4,843	6,196
Ford Interest Advantage (d)	3.7%	5.6%			4,855	5,408
Unsecured commercial paper	8.4%	7.5%			460	526
Other short-term debt (e)	6.7%	6.7%			1,889	1,446

Total short-term debt	4.0%	5.5%	4.2%	5.7%	26,260	27,094

Long-term debt
Senior indebtedness
Notes payable within one year					12,101	12,600
Notes payable after one year (f)					43,572	50,296
Unamortized discount					(81)	(86)
Asset-backed debt (c)
Notes payable within one year					22,226	20,121
Notes payable after one year					33,441	29,386

Total long-term debt (g)	5.8%	6.5%	5.6%	6.3%	111,259	112,317

Total debt	5.5%	6.3%	5.4%	6.2%	$137,519	$139,411

(a)	Second quarter 2008 and fourth quarter 2007 average contractual rates exclude the effects of derivatives and facility fees.

(b)	Second quarter 2008 and fourth quarter 2007 weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $64 million and $58 million with affiliated companies at June 30, 2008 and December 31, 2007, respectively.

(f)	Includes $557 million and $158 million with affiliated companies at June 30, 2008 and December 31, 2007, respectively.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflects the rates for both notes payable within one year and notes payable after one year.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. RETAINED EARNINGS AND COMPREHENSIVE INCOME
Retained Earnings
The following table summarizes earnings retained for use in the business for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Retained earnings, beginning balance	$6,545	$5,933	$6,515	$5,791
Adjustment for adoption of SFAS No. 159 (a)	—	—	6	—
Adjustment for adoption of FIN 48 (b)	—	—	—	(51)
Net income	(1,427)	62	(1,403)	255

Retained earnings, ending balance	$5,118	$5,995	$5,118	$5,995

(a)	See Note 8 for additional information on Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS No. 159”).

(b)	Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).
Comprehensive Income
The following table summarizes comprehensive income for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income/(loss)	$(1,427)	$62	$(1,403)	$255
Other comprehensive income/(loss)
Foreign currency translation	46	384	334	449
Change in value of retained interest in securitized assets	(6)	12	(20)	(2)
Unrealized loss on marketable securities	—	(5)	—	(7)
Less: Reclassification adjustment for (gains)/losses on marketable securities realized in net income	—	1	—	(22)
Net loss on derivative instruments	—	—	—	(4)
Less: Reclassification adjustment for gains on derivative instruments realized in net income	—	(4)	—	(4)
Adjustment for adoption of SFAS No. 159	—	—	(6)	—

Total other comprehensive income	40	388	308	410

Total comprehensive income	$(1,387)	$450	$(1,095)	$665

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
We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in the tables below.
Our fair value processes include controls that are designed to ensure that fair values are appropriate. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations and reviews by senior management.
The following section describes the valuation methodologies used to measure fair value, key inputs and significant assumptions.
Cash Equivalents — Financial Instruments. We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities and A-1/P-1 (or higher) rated commercial paper as cash equivalents. Prior to the adoption of SFAS No. 157, we carried cash equivalents at amortized cost, which approximates fair value. Effective January 1, 2008, we measure financial instruments classified as cash equivalents at fair value. We use quoted prices where available to determine fair value for U.S. Treasury notes and industry-standard valuation models using market-based inputs when quoted prices are unavailable, such as for government agency securities and corporate obligations.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. FAIR VALUE MEASUREMENTS (Continued)
Concurrent with our adoption of SFAS No. 157, we elected to apply the fair value option under SFAS No. 159 to our marketable securities. SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. This election resulted in a cumulative after-tax increase of approximately $6 million to the opening balance of Retained earnings. Prior to the election of SFAS No, 159, we classified our marketable securities as available-for-sale or held-to-maturity. The unrealized gains and losses for available-for-sale securities were recorded in Accumulated other comprehensive income and the unrealized gains and losses for held-to-maturity securities were not recognized.
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
We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments.  The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure by counterparty.  We use our counterparty’s CDS when we are in a net asset position and our own CDS when we are in a net liability position.  At June 30, 2008, our derivative assets were reduced by $31 million and our derivative liabilities were reduced by $80 million.  These adjustments resulted in increased pre-tax earnings of $49 million recorded to Other income, net.  At March 31, 2008, we measured the fair value of our derivative assets and liabilities by discounting the cash flows using LIBOR, but without a quantitative adjustment for non-performance risk beyond that which is implied by LIBOR.  The $49 million second quarter adjustment included a $41 million cumulative adjustment to correct the March 31, 2008 derivative valuation to reflect non-performance risk.  The impact on our previously-issued first quarter 2008 financial statements was not material and there is no impact to previous annual periods.
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
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at June 30, 2008 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2008
	(Unaudited)
Assets
Cash equivalents — financial instruments (a)(b)	$—	$2,367	$—	$2,367
Marketable securities (a)	809	6,616	—	7,425
Derivative financial instruments	—	1,691	457	2,148
Retained interest in securitized assets	—	—	380	380

Total assets at fair value	$809	$10,674	$837	$12,320

Liabilities
Derivative financial instruments	$—	$842	$455	$1,297

Total liabilities at fair value	$—	$842	$455	$1,297

(a)	Approximately 97% of Cash equivalents — financial instruments and Marketable securities presented are U.S. Treasuries, federal agency securities and A-1/P-1 unsecured commercial paper. Instruments presented in Level 1 include U.S. Treasuries and equities. Instruments presented in Level 2 include federal agency securities, corporate obligations and asset-backed securities.

(b)	Cash equivalents — financial instruments excludes time deposits, certificates of deposit, money market accounts and other cash which are reported at par value.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. FAIR VALUE MEASUREMENTS (Continued)
The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended June 30, 2008 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
						Change in
						Unrealized
	Fair Value at	Total Realized		Net Transfers	Fair Value at	Gains/(Losses)
	January 1,	/Unrealized	Net Purchases/	Into/(Out of)	June 30,	on Instruments
	2008	Gains/(Losses)	(Settlements)	Level 3	2008	Still Held (a)
	(Unaudited)
Derivative financial instruments, net (b)	$(30)	$17	$1	$14	$2	$6
Retained interest in securitized assets (c)	653	47	(320)	—	380	(16)

Total Level 3 fair value	$623	$64	$(319)	$14	$382	$(10)

(a)	For those assets and liabilities still held at June 30, 2008.

(b)	Reflects fair value of derivative assets, net of liabilities. Realized/Unrealized gains/(losses) on derivative financial instruments for the period presented are recorded to Interest expense ($8 million for second quarter 2008 and $7 million for first half 2008) and Other income, net ($(56) million for second quarter 2008 and $10 million for first half 2008) on the income statement. Refer to Note 9 for income statement classification by hedge designation.

(c)	Realized/Unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Investment and other income related to sales of receivables on the income statement ($48 million for second quarter 2008 and $63 million for first half 2008) and Accumulated other comprehensive income on the balance sheet ($0 for second quarter 2008 and $(16) million for first half 2008).
The following table summarizes the fair values of items measured at fair value on a nonrecurring basis at June 30, 2008 (in millions):

	Items Measured at Fair Value on a Nonrecurring Basis
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	June 30,	Total
	(Level 1)	(Level 2)	(Level 3)	2008	Gains/(Losses)
	(Unaudited)
Net investment in operating leases (a)	$—	$—	$9,414	$9,414	$(2,086)

(a)	In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we recorded a pre-tax impairment of $2.1 billion related to certain vehicle lines included in our Net investment in operating leases. The fair value used to determine the impairment was measured by discounting the contractual payments and estimated auction proceeds. The discount rate reflected hypothetical market assumptions regarding borrowing rates, credit loss patterns and residual value risk. Refer to Note 3 for additional information of this impairment.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to interest rate changes and foreign currency exchange rate fluctuations in the normal course of business. As part of our risk management strategy we use various derivatives, including interest rate swaps, currency swaps and currency forward contracts to mitigate our risk exposure to interest rates and currency exchange rates. We have elected to apply hedge accounting to certain receive-fixed, pay-float interest rate swaps designated as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in fair value of the hedged item attributable to changes in the benchmark interest rate. Hedges that receive designated hedge accounting treatment are documented and evaluated for effectiveness at the time they are designated as well as throughout the hedge period. We use regression analysis to assess fair value hedge effectiveness under the “long-haul” method. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. For both of these, the mark to fair value is reported currently through earnings. Refer to our 2007 10-K Report for a more detailed description of our derivative financial instruments and hedge accounting designations.
Income Statement Effect of Derivative Financial Instruments
The following table summarizes the estimated pre-tax gain/(loss) for each type of hedge designation (in millions):

	Second Quarter		First Half		Income Statement
	2008	2007	2008	2007	Classification
	(Unaudited)		(Unaudited)
Fair value hedges
Ineffectiveness	$(30)	$—	$(43)	$—	Other income, net
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	18	—	39	—	Interest expense
Derivatives not designated as hedging instruments
Interest rate swaps	42	(255)	(46)	(222)	Other income, net
Foreign currency swaps and forward contracts (a)	(306)	(443)	106	(450)	Other income, net
Other	(1)	0	0	0	Other income, net

(a)	Gains/(losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.
Balance Sheet Effect of Derivative Financial Instruments
We do not net our position by counterparty for purposes of balance sheet presentation and disclosure. The following table summarizes the estimated fair value of our derivative financial instruments:

	June 30, 2008			December 31, 2007
	(Unaudited)
		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)
Fair value hedges	$5	$140	$25	$—	$—	$—
Derivatives not designated as hedging instruments (a)	172	2,008	1,272	181	2,811	1,376

Total derivative financial instruments	$177	$2,148	$1,297	$181	$2,811	$1,376

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DIVESTITURES AND OTHER ACTIONS
International Segment Divestitures
Nordic Operations. During the second quarter of 2008, we completed the creation of a joint venture finance company and transferred the majority of our business and assets from Denmark, Finland, Norway and Sweden into the joint venture. The joint venture will support the sale of Ford vehicles in these markets. As a result of the sale, Finance receivables, net were reduced by approximately $1.7 billion, and we recognized a pre-tax gain of approximately $85 million, net of transaction costs and including $35 million of foreign currency translation adjustments, in Other income, net. We report our ownership interest in the joint venture in Other assets as an equity method investment.
PRIMUS Financial Services Inc. In April 2008, we completed the sale of 96% of our ownership interest in PRIMUS Financial Services Inc., our operation in Japan that offers automotive retail and wholesale financing of Ford and Mazda vehicles. As a result of the sale, Finance receivables, net were reduced by approximately $1.8 billion, Debt was reduced by approximately $252 million, and we recognized a pre-tax gain of approximately $22 million, net of transaction costs and including $28 million of foreign currency translation adjustments, in Other income, net. We report our remaining ownership interest in Other assets as a cost method investment.
Primus Finance and Leasing, Inc. During the second quarter of 2008, we completed the sale of our 60% ownership interest in Primus Finance and Leasing, Inc. (“Primus Philippines”), our operation in the Philippines that offers automotive retail and wholesale financing of Ford and Mazda vehicles. We also completed the sale of our 40% ownership in PFL Holdings, Inc., a holding company in the Philippines that owns the remaining 40% ownership interest in Primus Philippines. As a result of the sale, we recognized a pre-tax gain of approximately $5 million, net of transaction costs and including $1 million of foreign currency translation adjustments, in Other income, net.
North America Segment Divestiture
Triad Financial Corporation. In 2005, we completed the sale of Triad Financial Corporation (“Triad”). Triad specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers’ affiliated finance companies primarily through non-Ford dealerships. In 2005, we recognized a $4 million after-tax gain on disposal of discontinued operations. During the second quarter of 2008 and the first half of 2008, we received additional proceeds primarily based on better than anticipated securitized portfolio performance, pursuant to a contractual agreement entered into at the closing of the sale, and recognized an additional $8 million after-tax gain and an additional $9 million after-tax gain on disposal of discontinued operations, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DIVESTITURES AND OTHER ACTIONS (Continued)
Business Restructuring — Germany
In 2006, FCE Bank plc (“FCE”) announced a plan to restructure its business in Germany that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover and Mazda vehicles. The plan included the consolidation of branches into district offices; these actions reduced ongoing costs. The costs associated with the business restructuring were charged to Operating expenses. Total estimated charges accrued through June 30, 2008 are $18 million. In the first half of 2008, we paid $3 million. The restructuring was completed in 2007.
The table below summarizes the pre-tax charges incurred and the related liability for the periods ended June 30 (in millions):

	First Half
	2008	2007
	(Unaudited)
Liability at Beginning of Period	$7	$31
(Released)/Accrued During Period	0	(6)
Paid During Period	(3)	0
Foreign Currency Translation	1	1

Liability at End of Period	$5	$26

Business Restructuring — Spain
In 2007, FCE announced a plan to restructure its business in Spain that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover, Mazda and Volvo vehicles. The plan includes the consolidation of branches; these actions are expected to reduce ongoing costs. The costs associated with the business restructuring are primarily related to employee separations and were charged to Operating expenses. Total estimated charges accrued through June 30, 2008 are $3 million. In the first half of 2008, we paid $2 million. The restructuring will be completed in 2008.
Employee Separation Actions
In 2007, we recognized pre-tax charges of $45 million in Operating expenses for employee separation actions (excluding costs for retirement plan and postretirement health care and life insurance benefits) announced in 2006 in the United States and in 2007 in non-U.S. locations. In the second quarter of 2008, we released the remaining $2 million of this reserve and no charges were incurred for retirement plan and postretirement health care and life insurance benefits related to these actions. Refer to our 2007 10-K Report for a more detailed description of our employee separation actions.
Profit Maintenance Agreement
In the first quarter of 2008, we received a payment of $109 million under the terms of the profit maintenance agreement between Ford and us. The payment was recorded as an increase in Cash and cash equivalents and Total liabilities. Based on an evaluation of several factors including our present liquidity and leverage ratio, and our forecasted and historical levels of liquidity, leverage, equity, assets, dividends and distributions, and other intercompany obligations, we did not request a payment in the second quarter 2008. First half 2008 Income/(Loss) before income taxes was not impacted by the first or second quarter actions. The profit maintenance agreement can be found in Exhibit 10A of our Annual Report on Form 10-K for the year ended December 31, 2001.

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
Key operating data for our operating segments for the periods ended June 30 were as follows (in millions):

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
			(Unaudited)
Second Quarter 2008
Revenue (a)	$3,470	$1,143	$12	$(37)	$—	$(25)	$4,588
Income
Income/(Loss) before income taxes	(2,606)	214	12	—	—	12	(2,380)
Provision for /(Benefit from) income taxes	(1,025)	75	5	—	—	5	(945)
Income/(Loss) from continuing operations	(1,581)	139	7	—	—	7	(1,435)
Other disclosures
Depreciation on vehicles subject to operating leases	4,020	70	—	—	—	—	4,090
Interest expense	1,298	648	—	(45)	—	(45)	1,901
Provision for credit losses	486	59	—	—	—	—	545

Second Quarter 2007
Revenue (a)	$3,756	$958	$(316)	$(100)	$—	$(416)	$4,298
Income
Income/(Loss) before income taxes	260	168	(316)	—	—	(316)	112
Provision for/(Benefit from) income taxes	102	59	(111)	—	—	(111)	50
Income/(Loss) from continuing operations	158	109	(205)	—	—	(205)	62
Other disclosures
Depreciation on vehicles subject to operating leases	1,373	77	—	—	—	—	1,450
Interest expense	1,709	568	—	(111)	—	(111)	2,166
Provision for credit losses	75	7	—	—	—	—	82

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
			(Unaudited)
First Half 2008
Revenue (a)	$7,195	$2,176	$(150)	$(82)	$—	$(232)	$9,139
Income
Income/(Loss) before income taxes	(2,568)	370	(150)	—	—	(150)	(2,348)
Provision for /(Benefit from) income taxes	(1,013)	130	(53)	—	—	(53)	(936)
Income/(Loss) from continuing operations	(1,555)	240	(97)	—	—	(97)	(1,412)
Other disclosures
Depreciation on vehicles subject to operating leases	5,758	146	—	—	—	—	5,904
Interest expense	2,723	1,280	—	(110)	—	(110)	3,893
Provision for credit losses	790	82	—	—	—	—	872
Finance receivables and net investment in operating leases	98,883	40,805	—	(3,030)	(1,017)	(4,047)	135,641
Total assets	121,016	47,053	—	(2,651)	(1,017)	(3,668)	164,401

First Half 2007
Revenue (a)	$7,507	$1,902	$(353)	$(221)	$—	$(574)	$8,835
Income
Income/(Loss) before income taxes	432	327	(353)	—	—	(353)	406
Provision for/(Benefit from) income taxes	160	115	(124)	—	—	(124)	151
Income/(Loss) from continuing operations	272	212	(229)	—	—	(229)	255
Other disclosures
Depreciation on vehicles subject to operating leases	2,772	153	—	—	—	—	2,925
Interest expense	3,445	1,101	—	(231)	—	(231)	4,315
Provision for credit losses	97	31	—	—	—	—	128
Finance receivables and net investment in operating leases	108,942	40,370	2	(9,361)	—	(9,359)	139,953
Total assets	129,182	44,769	2	(8,492)	—	(8,490)	165,461

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. GUARANTEES AND INDEMNIFICATIONS
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material. At June 30, 2008, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated affiliates and other affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $359 million; of this amount, $152 million was counter-guaranteed by Ford to us. No losses have been recorded for these guarantees.
FCE has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $388 million has been fully collateralized by cash received from Ford Motor Company Limited, a Ford U.K. subsidiary, and is recorded as Debt. The expiration date of the guarantee is August 2009 and could terminate on payment and/or cancellation of the obligation by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.
Guarantees of obligations to Ford. We have guaranteed $137 million of third-party obligations payable to Ford Brazil. Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third-parties to repay Ford the obligated amounts. The guarantee will terminate upon the repayment or cancellation of the obligations.
Indemnifications. In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business. These indemnifications might include and are not limited to claims against any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Impairment of Net Investment in Operating Leases
During the second quarter of 2008, higher fuel prices and the weak economic climate in North America resulted in a pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles. This shift in consumer preferences combined with a weak economic climate caused a significant reduction in auction values and in particular for used full-size trucks and traditional sport utility vehicles. At the end of the quarter, we completed our quarterly North America operating lease portfolio adequacy study for accumulated depreciation and projected that lease-end residual values would be significantly lower than previously expected for full-size trucks and traditional sport utility vehicles.
As a result of the market factors and our adequacy study results, we tested the operating leases of our North America Segment for recoverability as of June 30, 2008 and recorded a pre-tax impairment charge of $2.1 billion in Depreciation on vehicles subject to operating leases representing the amount by which the carrying value of certain vehicle lines, primarily full-size trucks and traditional sport utility vehicles, in our lease portfolio exceeded their fair value.
Assumptions Used and Sensitivity Analysis. We estimate the fair value of an asset group based on market prices (i.e., the amount for which the asset could be sold to a third party), when available. When market prices are not available, we estimate the fair value of the asset group using the income approach. The income approach uses discounted cash flow projections. We measured the fair value of our North America operating lease portfolio using the projected cash flow based on the terms of the operating lease contracts. Inherent in these cash flow projections are estimates derived from our quarterly North America operating lease portfolio adequacy study for accumulated depreciation. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.
Changes in assumptions or estimates can materially affect the determination of fair value of an asset group, and therefore can affect the amount of the impairment. The following are key assumptions we used in making cash flow projections for our operating leases:
•	Auction values — Our projection of the market value of the vehicles when we sell them at the end of the lease;
•	Return volume — Our projection of the number of vehicles that will be returned at lease-end; and
•	Discount rate — Our estimation of the discount rate, reflecting hypothetical market assumptions regarding borrowing rates, credit loss patterns, and residual value risk.
Following this impairment, our total investment in operating leases was $26.6 billion as of June 30, 2008. We estimate that a one percent decrease in the auction value of the impaired vehicles assumed in the impairment testing would have decreased the fair value estimate by about $50 million. A one percentage point increase in the return rate of the impaired vehicles assumed in the impairment testing would have decreased the fair value estimate by about $30 million. A one percentage point increase in the discount rate assumed in the impairment testing would have decreased the fair value estimate by about $100 million. We assess the adequacy of our accumulated depreciation quarterly and will prospectively increase depreciation expense if auction values decline further or return volumes increase. For additional information on accumulated depreciation, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2007 10-K Report. Although, at this time, we do not anticipate additional impairment charges, a significant worsening of the business climate could trigger future impairment testing and would impact the assumptions we use therein, which could result in additional impairments.
On-Balance Sheet Securitizations. About 60% of our net investment in operating leases are included in on-balance sheet private securitizations, and $1.3 billion of the impairment charge is attributable to the assets included in these securitizations. We structured the enhancements in our operating lease securitizations to protect securitization investors against residual and credit losses. We expect that these enhancements will be sufficient to cover projected residual losses that supported the impairment charge.
For additional information on our net investment in operating leases, refer to Note 3 of our Notes to the Financial Statements, and the “On-Balance Sheet Operating Lease Arrangements” section of Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Second Quarter 2008 Compared with Second Quarter 2007
In the second quarter of 2008, our net loss was $1.4 billion, compared with $62 million net income a year ago. On a pre-tax basis, we incurred a loss of $2.4 billion in the second quarter of 2008, compared with earnings of $112 million a year ago. The decrease in pre-tax earnings primarily reflected the significant decline in used vehicle auction values during the second quarter of 2008. This decline in auction values contributed to:
•	An impairment charge to our North America Segment operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion);
•	Higher depreciation expense for leased vehicles (about $500 million); and
•	A higher provision for credit losses (about $500 million).
These factors were offset partially by:
•	The non-recurrence of net losses related to market valuation adjustments from derivatives (about $300 million);
•	Higher financing margin primarily attributable to lower borrowing costs (about $100 million);
•	A gain related to the sale of approximately half of our ownership interest in our Nordic operations (about $100 million); and
•	Lower expenses primarily reflecting improved operating costs (about $100 million).
In the second quarter of 2008, pre-tax earnings included net gains related to market valuation adjustments from derivatives (unallocated risk management in the table below) of $12 million. In the second quarter of 2007, pre-tax earnings included net losses related to market valuation adjustments from derivatives of $316 million.
Results of our operations by business segment and unallocated risk management for the second quarter of 2008 and 2007 are shown below:

	Second Quarter
			2008
			Over/(Under)
	2008	2007	2007
	(in millions)
Income before income taxes
North America Segment	$(2,606)	$260	$(2,866)
International Segment	214	168	46
Unallocated risk management	12	(316)	328

Income/(Loss) before income taxes	(2,380)	112	(2,492)
Provision for/(Benefit from) income taxes, Minority interests in net income of subsidiaries, and Gain on disposal of discontinued operations	(953)	50	(1,003)

Net income/(loss)	$(1,427)	$62	$(1,489)

The decrease in North America Segment pre-tax earnings primarily reflected the impairment charge for operating leases, higher depreciation expense for leased vehicles, and higher provision for credit losses. These factors were offset partially by lower operating costs and higher financing margin.
International Segment pre-tax earnings primarily reflected a gain related to the sale of approximately half of our ownership interest in our Nordic operations and favorable currency exchange rates, offset partially by a higher provision for credit losses.
The change in unallocated risk management reflected the non-recurrence of net losses related to market valuation adjustments from derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management, refer to Note 11 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
First Half 2008 Compared with First Half 2007
In the first half of 2008, our net loss was $1.4 billion, compared with $255 million net income a year ago. On a pre-tax basis, we incurred a loss of $2.3 billion in the first half of 2008, compared with earnings of $406 million a year ago. The decrease in pre-tax earnings primarily reflected the significant decline in used vehicle auction values during the second quarter of 2008. This decline in auction values contributed to:
•	An impairment charge to our North America Segment operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion);
•	A higher provision for credit losses (about $800 million); and
•	Higher depreciation expense for leased vehicles (about $600 million).
These factors were offset partially by:
•	Lower expenses primarily reflecting improved operating costs and the non-recurrence of costs associated with our North American business transformation initiative (about $200 million);
•	The non-recurrence of net losses related to market valuation adjustments from derivatives (about $200 million);
•	Higher financing margin primarily attributable to lower borrowing costs (about $200 million); and
•	A gain related to the sale of approximately half of our ownership interest in our Nordic operations (about $100 million).
In the first half of 2008 and 2007, pre-tax earnings included net losses related to market valuation adjustments from derivatives (unallocated risk management in the table below) of $150 million and $353 million, respectively.
Results of our operations by business segment and unallocated risk management for the first half of 2008 and 2007 are shown below:

	First Half
			2008
			Over/(Under)
	2008	2007	2007
	(in millions)
Income before income taxes
North America Segment	$(2,568)	$432	$(3,000)
International Segment	370	327	43
Unallocated risk management	(150)	(353)	203

Income/(Loss) before income taxes	(2,348)	406	(2,754)
Provision for/(Benefit from) income taxes, Minority interests in net income of subsidiaries, and Gain on disposal of discontinued operations	(945)	151	(1,096)

Net income/(loss)	$(1,403)	$255	$(1,658)

The decrease in North America Segment pre-tax earnings primarily reflected the impairment charge for operating leases, higher provision for credit losses, and higher depreciation expense for leased vehicles. These factors were offset partially by lower expenses primarily related to the non-recurrence of costs due to our business transformation initiative and higher financing margin.
International Segment pre-tax earnings primarily reflected a gain related to the sale of approximately half of our ownership interest in our Nordic operations and favorable currency exchange rates, offset by a higher provision for credit losses and lower contract volume.
The change in unallocated risk management reflected lower net losses related to market valuation adjustments from derivatives primarily related to movements in interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Second Quarter		First Half
	2008	2007	2008	2007
		(in thousands)
North America Segment
United States	312	354	587	659
Canada	48	59	79	94

Total North America Segment	360	413	666	753

International Segment
Europe	177	186	355	371
Other international	29	47	78	106

Total International Segment	206	233	433	477

Total contract placement volume	566	646	1,099	1,230

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Second Quarter		First Half
	2008	2007	2008	2007
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	39%	38%	38%	37%
Wholesale	77	78	77	78

Europe
Financing share — Ford
Retail installment and lease	28%	27%	27%	26%
Wholesale	98	97	97	97
North America Segment
In the second quarter of 2008, our total placement volumes were 360,000 contracts, down 53,000 from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, due primarily to lower U.S. industry volumes and market share.
In the first half of 2008, our total placement volumes were 666,000 contracts, down 87,000 from a year ago, reflecting the causal factors described above.
International Segment
In the second quarter of 2008, our total contract placement volumes were 206,000, down 27,000 contracts from a year ago. This decrease primarily reflected lower volumes in Germany and Spain, and the divestiture of our Japan operation.
In the first half of 2008, our total International contract placement volumes were 433,000, down 44,000 contracts from a year ago. This decrease primarily reflected lower volumes in Germany and Mexico, and the divestiture of our Japan operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	June 30,	December 31,
	2008	2007
	(in billions)
Receivables

On-Balance Sheet
Finance receivables
Retail installment	$70.9	$73.3
Wholesale	35.9	34.7
Other	3.3	3.4
Unearned interest supplements	(1.0)	—

Finance receivables, net	109.1	111.4
Net investment in operating leases	26.6	29.7

Total on-balance sheet (a)(b)	$135.7	$141.1

Securitized Off-Balance Sheet — Retail	$3.0	$6.0

Managed
Finance receivables
Retail installment	$73.9	$79.3
Wholesale	35.9	34.7
Other	3.3	3.4

Managed finance receivables, net	113.1	117.4
Net investment in operating leases	26.6	29.7

Total managed (c)	$139.7	$147.1

Serviced	$140.2	$148.0

(a)	At June 30, 2008 and December 31, 2007, includes finance receivables of $77.4 billion and $67.2 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at June 30, 2008 and December 31, 2007, includes net investment in operating leases of $15.2 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.

(b)	Includes allowance for credit losses of $1.5 billion and $1.1 billion at June 30, 2008 and December 31, 2007, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.
Managed receivables decreased from year-end 2007, more than explained by lower North America receivables, the impact of divestitures, and the impairment charge for North America Segment operating leases, offset partially by changes in currency exchange rates.
As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. At June 30, 2008, our unearned interest supplements for finance receivables were $1.0 billion included in Finance receivables, net and our unearned interest supplements and residual support payments for net investment in operating leases were $1.1 billion included in Other liabilities and deferred income.
At June 30, 2008, in the United States and Canada, Ford is obligated to pay us $3.7 billion of interest supplements (including supplements related to sold receivables) and about $600 million of residual value support over the terms of the related finance contracts and operating leases, compared with $5.4 billion of interest supplements and about $900 million of residual value support at December 31, 2007, in each case for contracts purchased or originated prior to January 1, 2008. The interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate. For additional information on our finance receivables and net investment in operating leases, refer to Notes 1, 2, and 3 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Risk
Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our retail installment and lease and wholesale and dealer loan portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheet is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. In the second quarter of 2008, we updated our assumptions to reflect higher severities, which increased our allowance for credit losses by about $190 million at June 30, 2008.
In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, employment history, income, amount financed, vehicle value, and contract term. As of June 30, 2008, about 4% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, about the same as year-end 2007 and down from about 8% in 2000, consistent with our efforts to improve the credit quality of our portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Loss Metrics
Worldwide
The following table shows worldwide credit losses, net of recoveries (“charge-offs”), for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below for our on-balance sheet and managed portfolios.

	Second Quarter		First Half
	2008	2007	2008	2007
		(in millions)
Charge-offs

On-Balance Sheet
Retail installment and lease	$232	$116	$458	$218
Wholesale	12	8	13	12
Other	2	1	4	2

Total on-balance sheet	$246	$125	$475	$232

Securitized Off-Balance Sheet
Retail installment and lease	$8	$14	$22	$32
Wholesale	—	—	—	—
Other	—	—	—	—

Total securitized off-balance sheet	$8	$14	$22	$32

Managed
Retail installment and lease	$240	$130	$480	$250
Wholesale	12	8	13	12
Other	2	1	4	2

Total managed	$254	$139	$497	$264

Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	0.92%	0.47%	0.89%	0.45%
Wholesale	0.13	0.09	0.07	0.06
Total including other	0.70%	0.36%	0.67%	0.34%

Managed
Retail installment and lease	0.91%	0.48%	0.90%	0.46%
Wholesale	0.13	0.09	0.07	0.06
Total including other	0.70%	0.38%	0.68%	0.36%
Most of our charge-offs are related to retail installment sale and lease contracts. Charge-offs depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles and other losses associated with impaired accounts and unrecoverable vehicles. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts.
Charge-offs and loss-to-receivables ratios for our on-balance sheet and managed portfolios increased from a year ago. These increases, principally in the U.S. retail installment and lease portfolio, primarily reflected higher severity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 60% of our worldwide managed portfolio of retail installment receivables and net investment in operating leases at June 30, 2008. In the second quarter of 2008, on-balance sheet charge-offs were higher compared to the same period a year ago primarily due to higher severity and higher repossessions in the retail and lease portfolio. Severity was higher by $3,000 per unit, mainly due to the overall auction value deterioration in the used vehicle market, along with an increase in amount financed, and a higher mix of 72-month contracts for vehicles repossessed in our portfolio.

	Second Quarter		First Half
	2008	2007	2008	2007
On-Balance Sheet
Charge-offs (in millions)	$160	$75	$315	$144
Loss-to-receivables ratios	1.11%	0.51%	1.09%	0.50%

Managed
Charge-offs (in millions)	$167	$82	$332	$163
Loss-to-receivables ratios	1.11%	0.51%	1.09%	0.50%

Other Metrics — Serviced
Repossessions (in thousands)	18	16	38	35
Repossession ratios (a)	1.98%	1.61%	2.07%	1.77%
Severity (average loss per repossession)	$10,000	$7,000	$9,300	$6,800
New bankruptcy filings (in thousands)	9	7	17	13
Over-60 day delinquency ratio (b)	0.20%	0.15%	0.21%	0.16%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
Allowance for Credit Losses
Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in the “Critical Accounting Estimates — Allowance for Credit Losses” section of Item 7 of Part II of our 2007 10-K Report.

	June 30,	December 31,
	2008	2007
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$1,432	$1,026
Wholesale	60	58
Other	1	6

Total allowance for credit losses	$1,493	$1,090

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.45%	0.99%
Wholesale	0.17	0.17
Total including other	1.08%	0.77%
In the second quarter of 2008, we updated our assumptions to reflect higher severities, which increased our allowance for credit losses by about $190 million at June 30, 2008. The total increase in allowance for credit losses is consistent with the increase in charge-offs and the change in our severity assumptions. The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Residual Risk
We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2007 10-K Report.
In the second quarter of 2008, we recorded a pre-tax impairment charge of $2.1 billion on our North America Segment operating lease portfolio. For additional information on our operating lease portfolio, refer to Note 3 of our Notes to the Financial Statements and the “Results of Operations — Impairment of Net Investment in Operating Leases” section of Item 2.
North America Retail Operating Lease Experience
We use various statistics to monitor our residual risk:
•	Placement volume measures the number of leases we purchase in a given period;
•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
•	Return volume reflects the number of vehicles returned to us by customers at lease-end.
The following table shows operating lease placement, termination and return volumes for our North America Segment, which accounted for about 97% of our total investment in operating leases at June 30, 2008:

	Second Quarter		First Half
	2008	2007	2008	2007
		(in thousands)

Placements	106	139	219	249
Terminations	110	108	204	199
Returns	94	85	173	157

Memo:
Return rates	85%	78%	85%	79%
In the second quarter of 2008, placement volumes were down 33,000 units compared with the same period a year ago, primarily reflecting lower U.S. industry volumes and market share. Termination volumes increased 2,000 units compared with the same period a year ago primarily reflecting growth in lease placements since 2004. Return volumes increased 9,000 units compared with a year ago, primarily reflecting the higher termination volumes and an increase in the return rate to 85% from 78%. The higher return volumes and rates are consistent with a decrease in auction values relative to our expectations at the time of contract purchase and a shift in consumer preferences from full-size trucks and traditional sport utility vehicles.
In the first half of 2008, placement volumes were down 30,000 units compared with the same period a year ago. Termination volumes increased 5,000 units compared with the same period a year ago, consistent with the causal factors described above. Return volumes increased 16,000 units compared with the same period a year ago, consistent with the causal factors described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant second quarter 2008 vehicle mix for lease terms comprising about 70% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Second Quarter		First Half
	2008	2007	2008	2007
		(in thousands)
Returns
24-Month term	24	22	53	47
36-Month term	14	16	28	30
39-Month/Other term	5	10	10	19

Total returns	43	48	91	96

Memo:
Return rates	87%	81%	87%	82%

Auction Values at Constant Second Quarter 2008 Vehicle Mix
24-Month term	$14,570	$17,305	$15,345	$17,260
36-Month term	12,685	15,060	13,160	15,110
In the second quarter of 2008, Ford, Lincoln and Mercury brand U.S. return volumes were down 5,000 units compared with the same period a year ago. However, the return rate increased to 87%, consistent with a decrease in auction values compared to our expectations of lease-end values at the time of contract purchase, and reflecting a shift in consumer preferences from full-size trucks and traditional sport utility vehicles. Auction values at constant second quarter 2008 mix for 24-month and 36-month lease vehicles were down $2,735 per unit and $2,375 per unit, respectively, from year ago levels, primarily reflecting the overall auction value deterioration in the used vehicle market.
In the second quarter of 2008, overall auction values for Ford, Lincoln and Mercury brand U.S. vehicles for 24-month and 36-month leases were down $1,415 or 8.9% and $970 or 7.1%, respectively, compared with the first quarter of 2008, at constant second quarter 2008 mix. For the same periods, full-size truck and traditional sport utility vehicle auction values for 24-month and 36-month leases were down $1,965 or 11.6% and $1,890 or 12.3%, respectively, also at constant second quarter 2008 mix.
In the first half of 2008, trends and causal factors compared with the same period a year ago were consistent with those described above.

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
For the ratings assigned to us, in June 2008, DBRS placed the ratings under review with negative implications, Moody’s changed the ratings outlook from stable to negative, and S&P placed the ratings on CreditWatch with negative implications. In July 2008, S&P lowered the long-term senior unsecured rating to B- from B and stopped rating our short-term unsecured debt. Also in July 2008, S&P removed the ratings from CreditWatch while maintaining a negative outlook. In August 2008, Fitch lowered the issuer default rating to B- from B and the long-term senior unsecured rating to B+ from BB-. The following chart summarizes certain of the credit ratings and the outlook presently assigned to us by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody’s			S&P
	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
	Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term	Term	Outlook

Jan. 2008	B	R-4	Stable	BB-	B	Negative	B1	NP	Stable	B	B-3	Stable

June 2008	B	R-4	Review Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Watch Negative
July 2008	B	R-4	Review	BB-	B	Negative	B1	NP	Negative	B-*	NR	Negative
Negative
Aug. 2008	B	R-4	Review Negative	B+	B-	Negative	B1	NP	Negative	B-*	NR	Negative

*	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured rating of B, maintaining a one notch differential versus Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding
Our funding strategy is to maintain liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity. As a result of lower credit ratings over the past few years, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market when it makes sense to do so, we have increased our use of securitization funding as it is presently more cost effective than unsecured funding and has allowed us access to a broad investor base. We plan to meet a significant portion of our 2008 funding requirements through securitizations, and to continue to diversify our asset-backed funding by asset class and region. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail financing). We are continuing to explore and execute such alternative business arrangements.
Consistent with the overall market, we have been impacted by volatility in the asset-backed securities markets beginning in August 2007. Since then, we have experienced higher credit spreads and, in certain circumstances, shorter maturities in our public and private securitization issuances. In addition, committed liquidity program renewals have come at a higher cost. Given present market conditions, we expect that our credit spreads and the cost of renewing our committed liquidity programs will continue to be higher in 2008 than prior to August 2007. About 25% of our committed capacity is up for renewal during the remainder of 2008. Given the nature of our asset-backed committed facilities, we have the ability to obtain term funding up to the time that the facilities mature. Any outstanding debt at the maturity of the facilities remains outstanding through the term of the underlying assets. For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 2.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control. If auction values for used vehicles continue to weaken or further reductions occur in the market capacity for the types of asset-backed securities used in our asset-backed funding, there could be increased risk to our funding plan. As a result, we may need to reduce the amount of receivables and operating leases we purchase or originate. A significant reduction in our managed receivables would reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles. For additional information on our lease securitizations, refer to the “On-Balance Sheet Operating Lease Arrangements” section of Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and securitized off-balance sheet funding was as follows on the dates indicated:

	June 30,	December 31,
	2008	2007
	(in billions)
Debt
Asset-backed commercial paper*	$14.2	$13.5
Other asset-backed short-term debt*	4.8	6.2
Ford Interest Advantage	4.8	5.4
Unsecured commercial paper	0.5	0.5
Other short-term debt	1.9	1.5

Total short-term debt	26.2	27.1
Unsecured long-term debt (including notes payable within one year)	55.6	62.8
Asset-backed long-term debt (including notes payable within one year)*	55.7	49.5

Total debt	137.5	139.4

Securitized Off-Balance Sheet Funding
Securitized off-balance sheet portfolio	3.0	6.0
Retained interest	(0.4)	(0.7)

Total securitized off-balance sheet funding	2.6	5.3

Total debt plus securitized off-balance sheet funding	$140.1	$144.7

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%
Securitized funding to managed receivables	55	51
Short-term debt and notes payable within one year to total debt	44	43
Short-term debt and notes payable within one year to total capitalization	40	39

*	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.
At June 30, 2008, unsecured long-term debt (including notes payable within one year) was down about $7 billion from year-end 2007, primarily reflecting about $10 billion of debt maturities. These maturities were offset partially by unsecured debt issuances of about $2 billion and an increase of about $1 billion primarily reflecting changes in currency exchange rates. Asset-backed long-term debt (including notes payable within one year) was up about $6 billion from year-end 2007, reflecting asset-backed long-term debt issuances in excess of amortization of asset-backed debt. Securitized off-balance sheet funding was down about $3 billion from year-end 2007, reflecting the amortization of previous securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Term Funding Plan
The following table shows our public and private term funding issuances in 2007 and through July 31, 2008, and our planned issuances for full year 2008:

	2008
	Full Year	Through	2007
	Forecast	July 31,	Actual
		(in billions)
Public Term Funding
Unsecured	$1 – 3	$1	$6
Securitizations (a)	12 – 15	10	6

Total public term funding	$13 – 18	$11	$12

Private Term Funding (b)	$12 – 18	$11	$28

(a)	Reflects new issuance; excludes whole-loan sales and other structured financings.

(b)	Includes private term debt, securitizations, whole-loan sales and other structured financings; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper programs.
Through July 31, 2008, we completed about $11 billion of public term funding transactions, including: about $1 billion of unsecured long-term debt; about $9 billion of retail asset-backed securitizations in the United States, including a $5.4 billion transaction in May 2008; and the remainder consisting of a retail asset-backed securitization in Germany. We expect our full year 2008 public term funding requirements to be between $13 billion and $18 billion.
Through July 31, 2008, we completed about $11 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program and proceeds from revolving transactions) in several markets. These private transactions included wholesale, retail and lease asset-backed securitizations, and unsecured term debt.
Through July 31, 2008, we completed about $22 billion of public and private term funding, which is about two-thirds of our full year plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity
We define liquidity as cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, asset backed commercial paper program (“FCAR”) and credit facilities), less asset-backed capacity in excess of eligible receivables and cash required to support on-balance sheet securitizations. We maintain multiple sources of liquidity, including committed asset-backed funding capacity beyond our present needs.

	June 30,		December 31,
	2008		2007
	(in billions)

Cash, cash equivalents and marketable securities (a)	$19.6		$16.7

Committed liquidity programs	$35.4		$36.8
Asset-backed commercial paper (“FCAR”)	16.3	(b)	16.9
Credit facilities	2.7	(b)	3.0

Committed capacity	$54.4	(b)	$56.7

Committed capacity and cash	$74.0		$73.4
Less: Capacity in excess of eligible receivables	(7.8)		(4.7)
Less: Cash to support on-balance sheet securitizations	(5.4)		(4.7)

Liquidity	$60.8	(b)	$64.0
Less: Utilization	(37.8)		(36.1)

Liquidity available for use	$23.0	(b)	$27.9

(a)	Excludes marketable securities related to insurance activities.

(b)	As of July 1, 2008.
At June 30, 2008, the capacity of our liquidity sources and cash totaled $74.0 billion, of which $60.8 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $7.8 billion and cash required to support on-balance sheet securitizations of $5.4 billion). As of June 30, 2008, $37.8 billion was utilized, leaving $23.0 billion (including $14.2 billion of cash, cash equivalents, and marketable securities and excluding marketable securities related to insurance activities) available for use. In addition to the $23.0 billion of liquidity available for use, the $7.8 billion of capacity in excess of eligible receivables provides us with an alternative to uncommitted sources for funding future purchases or originations and gives us flexibility to efficiently shift capacity to markets and asset classes where it can be used.
Cash, Cash Equivalents and Marketable Securities. At June 30, 2008, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.6 billion, compared with $16.7 billion at year-end 2007. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, and U.S. Treasury bills. With the exception of $3.5 billion of highly liquid long-term federal agency securities, the average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash balances include amounts to be used only to support our on-balance sheet securitizations of $5.4 billion at June 30, 2008 and $4.7 billion at December 31, 2007.
Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $29.4 billion at June 30, 2008 ($17.5 billion retail and $11.9 billion wholesale) of which $10.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $20.3 billion having maturities within the next twelve months (of which $3.8 billion relates to FCE commitments), and the balance having maturities between August 2009 and September 2011. As a result of the continued asset-backed securities market volatility that began in August 2007, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs. At June 30, 2008, $19.1 billion of these commitments were in use. These programs are extremely liquid funding sources as we are able to obtain funding from available capacity generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition, we have a committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities of which $4 billion is committed through 2009. At our option, this program can be supported with retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. At June 30, 2008, we had $3.1 billion of outstanding funding in this program.
Credit Facilities
Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	July 1,	December 31,
	2008	2007
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.4	$0.5
FCE bank lines	2.3	2.5
Utilized amounts	(0.8)	(0.9)

Available credit facilities	$1.9	$2.1

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$16.3	$16.9
At July 1, 2008, we and our subsidiaries, including FCE, had $2.7 billion of contractually committed unsecured credit facilities with financial institutions, of which $1.9 billion were available for use. Of the lines available for use, 41% ($771 million) are committed through at least June 30, 2010, including 33% ($611 million) which are committed through December 31, 2011. Of the $2.7 billion, $359 million constitute Ford Credit bank lines (of which $70 million are worldwide) and $2.3 billion are FCE bank lines (of which $2.2 billion are worldwide). Our worldwide credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. Similarly, the FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding.
In addition, at July 1, 2008, banks provided $16.3 billion of contractually committed liquidity facilities to support our FCAR program. Of the contractually committed liquidity facilities, 39% ($6.4 billion) are committed through June 29, 2012, and the remainder are committed for a shorter period of time. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At July 1, 2008, $16.1 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining FCAR bank liquidity facilities of $174 million were available to support FCAR’s purchase of our asset-backed securities. At July 1, 2008, the outstanding balance for the FCAR program was $14.3 billion.
Liquidity Risks
Refer to the “Liquidity” section of Item 7 of Part II of our 2007 10-K Report for a list of factors that could affect our liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
On-Balance Sheet Operating Lease Arrangements
Our lease securitizations do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and associated debt are included in our financial statements. At June 30, 2008, the net investment in operating leases included in on-balance sheet securitizations was $15.2 billion, which represents about 60% of our operating lease portfolio. These net investments in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.
In the North America Segment, we experienced a significant decline in the auction values of our used full-size trucks and traditional sport utility vehicles for U.S. and Canadian operating leases and recorded a pre-tax impairment charge of $2.1 billion, of which $1.3 billion is attributable to the assets included in the private securitizations. We structured the enhancements in our operating lease securitizations to protect securitization investors against residual and credit losses. We expect that these enhancements will be sufficient to cover projected residual losses that supported the impairment charge.
Off-Balance Sheet Arrangements
In the first half of 2008, we did not enter into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions), consistent with our plan to fund securitizations through on-balance sheet transactions. Net proceeds from off-balance sheet arrangements were about $700 million in the first half of 2007.
In the second quarter and first half of 2008, income related to off-balance sheet arrangements reported in Investment and other income related to sales of receivables declined $54 million and $94 million, respectively, compared with a year ago. The declines primarily reflected amortization of the off-balance sheet securitization portfolio.

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
We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity

Retained
						Interest in				Adjustments for
				Securitized Off-balance		Securitized Off-balance		Cash, Cash Equivalents		Hedge Accounting
		Total Debt	+	Sheet	-	Sheet	-	and Marketable	-	on Total Debt (b)
Managed Leverage	=			Receivables		Receivables		Securities (a)

Adjustments for
				Equity	+	Minority Interest	-	Hedge Accounting
on Equity (b)

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments from derivatives due to movements in interest rates.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30,	December 31,
	2008	2007

Total debt	$137.5	$139.4
Total equity	12.3	13.4
Financial statement leverage (to 1)	11.2	10.4
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30,	December 31,
	2008	2007

Total debt	$137.5	$139.4
Securitized off-balance sheet receivables outstanding	3.0	6.0
Retained interest in securitized off-balance sheet receivables	(0.4)	(0.7)
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.6)	(16.7)
Adjustments for hedge accounting (b)	(0.1)	0.0

Total adjusted debt	$120.4	$128.0

Total equity (including minority interest)	$12.3	$13.4
Adjustments for hedge accounting (b)	(0.2)	(0.3)

Total adjusted equity	$12.1	$13.1

Managed leverage (to 1)	10.0	9.8

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments from derivatives due to movements in interest rates.
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2008, our managed leverage was 10 to 1, compared with 9.8 to 1 at December 31, 2007. We did not pay any distributions in the second quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Accounting Standards Issued But Not Yet Adopted
We have not yet adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. Refer to “Accounting Standards Issued But Not Yet Adopted” section of Item 2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2008 for additional information on this standard.
We have not yet adopted SFAS No. 141R, Business Combinations, or SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. Refer to “Accounting Standards Issued But Not Yet Adopted” section of Item 7 of Part II of our 2007 10-K Report for additional information on these standards.
Outlook
We expect to incur a pre-tax loss for 2008. The reduction expected in 2008 compared with 2007 primarily reflects the impact of the second quarter 2008 impairment charge to our North America Segment operating lease portfolio, higher provision for credit losses, higher depreciation expense for leased vehicles, lower volume, and higher net losses related to market valuation adjustments from derivatives. We expect these factors to be offset partially by the non-recurrence of costs associated with our North American business transformation initiative, reductions in other operating costs, and higher financing margin. We expect a pre-tax loss for the second half of 2008, at about the same level as, or better than, our first half pre-tax loss, excluding the impairment charge.
We previously planned to pay regular distributions in 2008, but given the present credit market conditions and to maintain greater flexibility in the execution of our funding plan, we did not reinstate these distributions in 2008. As a result of this decision, our second half 2008 profit expectation, and our expectation that year-end 2008 managed receivables will be in the range of $130 billion to $135 billion, we anticipate our year-end managed leverage to be lower than 10 to 1. This is lower than our June 30, 2008 managed leverage and the 11.5 to 1 planned at the beginning of 2008.
The recent significant reduction in auction values for used full-size trucks and traditional sport utility vehicles, together with the present credit market conditions, have made leasing vehicles less economical than in the past. As a result, we plan to reduce our lease originations while still offering leasing to consumers who prefer this product.
We expect the funding structure required to fund $130 billion to $135 billion of managed receivables to be the following (in billions, except for percentages).

	December 31,
	2008
Funding Structure
Ford Interest Advantage	$4	—	5
Asset-backed commercial paper	12	—	15
Term asset-backed securities	55	—	60
Term debt and other	58	—	62
Equity	~ 12
Cash, cash equivalents and marketable securities*	(13)	—	(16)

Total funding structure	$130	—	135

Memo:
Securitized funding as a percentage of managed receivables	52	—	54%

*	Excludes marketable securities related to insurance activities.

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
Automotive Related:
•	Continued decline in Ford’s market share;

•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;

•	A further increase in or acceleration of market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;

•	A significant decline in industry sales and our financing of those sales, particularly in the United States, Europe, or South America, resulting from slowing economic growth, geo-political events or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Continued or increased high prices for or reduced availability of fuel;

•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;

•	Economic distress of suppliers that has in the past or may in the future require Ford to provide financial support or take other measures to ensure supplies of components or materials;

•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	Single-source supply of components or materials;

•	Inability to implement the Retiree Health Care Settlement Agreement with the UAW to fund and discharge retiree health care obligations because of failure to obtain court approval or otherwise;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	Increased safety, emissions (e.g., CO2), fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on our results from a decrease in or cessation of government incentives;

•	Adverse effects on Ford’s operations resulting from geo-political or other events;

•	Substantial negative operating-related cash flows for the near- to medium-term affecting Ford’s ability to meet its obligations, invest in its business or refinance its debt;

•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);
Ford Credit Related:
•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruptions or otherwise;

•	Higher-than-expected credit losses;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
General:
•	Labor or other constraints on Ford’s or our ability to restructure its or our business;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);

•	Currency or commodity price fluctuations; and

•	Changes in interest rates.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our 2007 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2008, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by $24 million over the next twelve months, compared with $16 million at December 31, 2007. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the second quarter of 2008, we completed the re-sourcing from one bank to another for our international cash management services.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On March 25, 2008, Ford signed a sale and purchase agreement with Tata Motors Limited (“Tata”) for the sale of its Jaguar and Land Rover operations. The sale was completed on June 2, 2008. As of June 30, 2008, the combined Jaguar and Land Rover portion of our portfolio was about 6% globally, which included about 5% in North America and about 12% in Europe. For a transitional period of up to 12 months from the sale closing date, we will continue to provide financing for Jaguar and Land Rover dealers and customers. The length of the transition will vary by market.
On June 30, 2008, we completed the creation of a joint venture finance company, Forso Nordic AB (“Forso”) and transferred the majority of our business and assets from our Nordic operations (including Denmark, Finland, Norway, and Sweden) into the joint venture. Forso will support the sale of Ford vehicles in these markets. We report our remaining ownership in the joint venture as an equity method investment.
Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed separately with the SEC and included as an exhibit to this Report (without Financial Statements or Exhibits).
ITEM 6. EXHIBITS
Exhibits: please refer to the Exhibit Index on page 45.
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
Date: August 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:
We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of June 30, 2008 and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
August 8, 2008

FORD MOTOR CREDIT COMPANY LLC
EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated August 8, 2008, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 — 4 of Part I and Items 1, 2, 3 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. File No. 1-3950.