Form 10-Q
period 2008-09-30
FORD MOTOR CREDIT CO LLC
filed 2008-11-07
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

EXHIBIT INDEX APPEARS AT PAGE 47

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2008 and 2007
(in millions)

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$1,598	$1,614	$5,000	$4,663
Retail	866	884	2,504	2,580
Interest supplements and other support costs earned from affiliated companies	1,189	1,186	3,682	3,378
Wholesale	425	515	1,340	1,607
Other	32	43	103	133

Total financing revenue	4,110	4,242	12,629	12,361
Depreciation on vehicles subject to operating leases	(1,573)	(1,596)	(7,477)	(4,521)
Interest expense	(1,888)	(2,149)	(5,781)	(6,464)

Net financing margin	649	497	(629)	1,376
Other revenue
Investment and other income related to sales of receivables	69	97	186	308
Insurance premiums earned, net	28	43	110	130
Other income, net	225	546	646	964

Total financing margin and other revenue	971	1,183	313	2,778
Expenses
Operating expenses	415	445	1,161	1,451
Provision for credit losses (Note 4)	377	173	1,249	301
Insurance expenses	18	19	90	74

Total expenses	810	637	2,500	1,826

Income/(Loss) before income taxes	161	546	(2,187)	952
Provision for/(Benefit from) income taxes	66	212	(870)	363

Income/(Loss) before minority interests	95	334	(1,317)	589
Minority interests in net income of subsidiaries	0	0	0	0

Income/(Loss) from continuing operations	95	334	(1,317)	589
Gain on disposal of discontinued operations	—	—	9	—

Net income/(loss)	$95	$334	$(1,308)	$589

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$13,918	$14,137
Marketable securities	5,734	3,155
Finance receivables, net (Note 2)	102,086	111,468
Net investment in operating leases (Note 3)	25,230	29,663
Retained interest in securitized assets	154	653
Notes and accounts receivable from affiliated companies	975	906
Derivative financial instruments (Note 9)	2,187	2,811
Other assets	5,021	6,230

Total assets	$155,305	$169,023

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,889	$1,837
Affiliated companies	1,785	2,308

Total accounts payable	3,674	4,145
Debt (Note 6)	129,060	139,411
Deferred income taxes	2,892	5,380
Derivative financial instruments (Note 9)	961	1,376
Other liabilities and deferred income	7,016	5,314

Total liabilities	143,603	155,626

Minority interests in net assets of subsidiaries	0	3

Shareholder’s interest
Shareholder’s interest	5,149	5,149
Accumulated other comprehensive income	1,340	1,730
Retained earnings (Note 7)	5,213	6,515

Total shareholder’s interest	11,702	13,394

Total liabilities and shareholder’s interest	$155,305	$169,023

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2008 and 2007
(in millions)

	Nine Months
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$(1,308)	$589
Income related to discontinued operations	(9)	—
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	1,249	301
Depreciation and amortization	7,032	4,947
Net gain on sales of finance receivables	—	(5)
Net change in deferred income taxes	(2,461)	(1,151)
Net change in other assets	2,391	195
Net change in other liabilities	2,059	790
All other operating activities	(238)	314

Net cash provided by operating activities	8,715	5,980

Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(26,837)	(30,111)
Collections of finance receivables (other than wholesale)	26,241	28,073
Purchases of operating lease vehicles	(9,889)	(12,616)
Liquidations of operating lease vehicles	6,030	6,018
Net change in wholesale receivables	2,569	2,202
Net change in retained interest in securitized assets	243	291
Net change in notes receivable from affiliated companies	49	153
Proceeds from sales of receivables and retained interests	—	697
Purchases of marketable securities	(16,718)	(7,657)
Proceeds from sales and maturities of marketable securities	14,173	13,336
Proceeds from sales of businesses	3,699	157
Net change in derivatives not designated as hedging instruments	688	(33)
All other investing activities	90	24

Net cash provided by investing activities	338	534

Cash flows from financing activities
Proceeds from issuances of long-term debt	27,345	23,393
Principal payments on long-term debt	(31,859)	(31,633)
Change in short-term debt, net	(4,370)	(2,224)
All other financing activities	(325)	(48)

Net cash used in financing activities	(9,209)	(10,512)
Effect of exchange rate changes on cash and cash equivalents	(63)	(300)

Net decrease in cash and cash equivalents	(219)	(4,298)

Cash and cash equivalents, beginning of period	14,137	12,331

Cash and cash equivalents, end of period	$13,918	$8,033

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
Finance Receivables and Net Investment in Operating Leases
As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates. At September 30, 2008, the amount of these unearned interest supplements was $1.3 billion. Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value. Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income. At September 30, 2008, the amount of these unearned interest supplements and residual support payments was $1.3 billion.
At September 30, 2008, in the United States and Canada, Ford is obligated to pay us $3.1 billion of interest supplements (including supplements related to sold receivables) and about $550 million of residual value support over the terms of the related finance contracts, compared with $5.4 billion of interest supplements and about $900 million of residual value support at December 31, 2007, in each case for contracts purchased prior to January 1, 2008. The interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.
Cash and Cash Equivalents and Marketable Securities
The cash balances to be used only to support on-balance sheet securitizations were $4.7 billion at September 30, 2008 and December 31, 2007. These balances are generally held by VIEs of which we are the primary beneficiary and are included in Cash and cash equivalents.
We recognized earnings of $169 million and $206 million in the third quarter of 2008 and 2007, respectively, and $405 million and $723 million in the first nine months of 2008 and 2007, respectively, related to interest and investment income on our cash and cash equivalents and marketable securities. These amounts are included in Other income, net.

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
NOTE 2. FINANCE RECEIVABLES
Net finance receivables at September 30, 2008 and December 31, 2007 were as follows (in millions):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Retail	$70,972	$74,203
Wholesale	30,686	34,808
Other	3,005	3,394

Total finance receivables, net of unearned income (a)(b)	104,663	112,405
Less: Unearned interest supplements	(1,271)	—
Less: Allowance for credit losses	(1,306)	(937)

Finance receivables, net	$102,086	$111,468

(a)	At September 30, 2008 and December 31, 2007, includes $1.3 billion and $1.8 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At September 30, 2008 and December 31, 2007, includes finance receivables of $72.0 billion and $67.2 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 3. NET INVESTMENT IN OPERATING LEASES
During the second quarter of 2008, higher fuel prices and the weak economic climate in North America resulted in a pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles. This shift in consumer preferences combined with a weak economic climate caused a significant reduction in auction values and in particular for used full-size trucks and traditional sport utility vehicles. At the end of the second quarter of 2008, we completed our quarterly North America operating lease portfolio adequacy study for accumulated depreciation and projected that lease-end residual values would be significantly lower than previously expected for full-size trucks and traditional sport utility vehicles.
As a result of the market factors and our adequacy study results, we tested the operating leases of our North America Segment for recoverability and in the second quarter of 2008, recorded a pre-tax impairment charge of $2.1 billion in Depreciation on vehicles subject to operating leases representing the amount by which the carrying value of certain vehicle lines in our lease portfolio exceeded the fair value. We continue to depreciate all vehicles subject to operating leases in accordance with our accounting policy. Refer to Note 1 in our 2007 10-K Report for more information on our depreciation accounting policy.
Net investment in operating leases at September 30, 2008 and December 31, 2007 were as follows (in millions):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Vehicles, at cost, including initial direct costs (a)	$30,250	$38,000
Less: Accumulated depreciation (a)	(4,779)	(8,184)
Less: Allowance for credit losses	(241)	(153)

Net investment in operating leases (b)	$25,230	$29,663

(a)	Adjusted for accumulated depreciation on impaired assets that has been reclassified to vehicles, at cost.

(b)	At September 30, 2008 and December 31, 2007, includes net investment in operating leases of $12.4 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Balance, beginning of period	$1,493	$1,010	$1,090	$1,110
Provision for credit losses	377	173	1,249	301
Deductions
Charge-offs before recoveries	402	282	1,094	755
Recoveries	(106)	(98)	(323)	(339)

Net charge-offs	296	184	771	416
Other changes, principally amounts related to translation adjustments and finance receivables sold	27	(12)	21	(16)

Net deductions	323	172	792	400

Balance, end of period	$1,547	$1,011	$1,547	$1,011

At September 30, 2008, our allowance for credit losses includes about $150 million to reflect higher severities consistent with our second quarter 2008 updated assumptions.
NOTE 5. VARIABLE INTEREST ENTITIES
We consolidate VIEs in which we are the primary beneficiary. We use special purpose entities (“SPEs”) that are considered VIEs for most of our on-balance sheet securitizations. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific securitized assets. Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against our general assets. Consolidated assets related to these securitizations of $78.2 billion and $82.4 billion are included in our balance sheet at September 30, 2008 and December 31, 2007, respectively. These consolidated assets include $4.4 billion and $4.6 billion of cash and cash equivalents and $73.8 billion and $77.8 billion of finance receivables and beneficial interests in net investment in operating leases at September 30, 2008 and December 31, 2007, respectively. Our FCAR Owner Trust retail securitization program (“FCAR”) issues commercial paper externally. On occasion, we purchase the debt issued by FCAR. At September 30, 2008, the asset-backed securities of FCAR supported $9.8 billion of FCAR’s asset-backed commercial paper held by external investors and $1.1 billion was held by us. Further, we repurchased $2.5 billion of asset-backed securities from FCAR during the third quarter of 2008 and FCAR used the proceeds to payoff maturing FCAR commercial paper.
In addition, we sell finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. All of these transactions constitute sales for legal purposes, but some of the transactions do not satisfy the requirements for accounting sale treatment. The outstanding balance of these finance receivables was approximately $5.4 billion and $3.4 billion at September 30, 2008 and December 31, 2007, respectively.
We also have investments in other non-securitization related entities determined to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Therefore, we do not consolidate these entities and we account for them as equity method investments. Our maximum exposure ($148 million and $76 million at September 30, 2008 and December 31, 2007, respectively) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. DEBT
At September 30, 2008 and December 31, 2007, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		September 30,	December 31,
	2008	2007	2008	2007	2008	2007
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	3.1%	5.3%			$9,809	$13,518
Other asset-backed short-term debt (c)	5.1%	5.5%			6,737	6,196
Ford Interest Advantage (d)	4.3%	5.6%			3,682	5,408
Unsecured commercial paper	8.3%	7.5%			257	526
Other short-term debt (e)	8.2%	6.7%			1,989	1,446

Total short-term debt	4.3%	5.5%	4.8%	5.7%	22,474	27,094

Long-term debt
Senior indebtedness
Notes payable within one year (f)					12,903	12,600
Notes payable after one year (g)					41,731	50,296
Unamortized discount					(277)	(86)
Asset-backed debt (c)
Notes payable within one year					22,588	20,121
Notes payable after one year					29,641	29,386

Total long-term debt (h)	6.0%	6.5%	5.9%	6.3%	106,586	112,317

Total debt	5.6%	6.3%	5.7%	6.2%	$129,060	$139,411

(a)	Third quarter 2008 and fourth quarter 2007 average contractual rates exclude the effects of derivatives and facility fees.

(b)	Third quarter 2008 and fourth quarter 2007 weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $56 million and $58 million with affiliated companies at September 30, 2008 and December 31, 2007, respectively.

(f)	Includes $355 million with affiliated companies at September 30, 2008.

(g)	Includes $140 million and $158 million with affiliated companies at September 30, 2008 and December 31, 2007, respectively.

(h)	Average contractual and weighted-average interest rates for total long-term debt reflects the rates for both notes payable within one year and notes payable after one year.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. RETAINED EARNINGS AND COMPREHENSIVE INCOME
Retained Earnings
The following table summarizes earnings retained for use in the business for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Retained earnings, beginning balance	$5,118	$5,995	$6,515	$5,791
Adjustment for adoption of SFAS No. 159 (a)	—	—	6	—
Adjustment for adoption of FIN 48 (b)	—	—	—	(51)
Net income/(loss)	95	334	(1,308)	589

Retained earnings, ending balance	$5,213	$6,329	$5,213	$6,329

(a)	See Note 8 for additional information on Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”).

(b)	Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).
Comprehensive Income
The following table summarizes comprehensive income for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net income/(loss)	$95	$334	$(1,308)	$589
Other comprehensive income/(loss)
Foreign currency translation	(686)	328	(352)	777
Change in value of retained interest in securitized assets	(12)	(25)	(32)	(27)
Unrealized loss on marketable securities	—	(12)	—	(19)
Less: Reclassification adjustment for losses on marketable securities realized in net income	—	23	—	1
Net loss on derivative instruments	—	(1)	—	(5)
Less: Reclassification adjustment for gains on derivative instruments realized in net income	—	(3)	—	(7)
Adjustment for adoption of SFAS No. 159	—	—	(6)	—

Total other comprehensive income/(loss)	(698)	310	(390)	720

Total comprehensive income/(loss)	$(603)	$644	$(1,698)	$1,309

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
In determining fair value, we use various valuation techniques and prioritize the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.
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
The following section describes the valuation methodologies used to measure fair value, key inputs and significant assumptions:
Cash Equivalents — Financial Instruments. We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities and commercial paper rated A-1/P-1 (or higher) as cash equivalents. Prior to the adoption of SFAS No. 157, we carried cash equivalents at amortized cost, which approximates fair value. Effective January 1, 2008, we measure financial instruments classified as cash equivalents at fair value. We use quoted prices where available to determine fair value for U.S. Treasury notes and industry-standard valuation models using market-based inputs when quoted prices are unavailable, such as for government agency securities and corporate obligations.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. FAIR VALUE MEASUREMENTS (Continued)
Concurrent with our adoption of SFAS No. 157, we elected to apply the fair value option under SFAS No. 159 to our financial instruments (including those classified as marketable securities and cash equivalents). SFAS No. 159 permits entities to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. This election resulted in a cumulative after-tax increase of approximately $6 million to the opening balance of Retained earnings. Prior to the election of SFAS No, 159, we classified our marketable securities as available-for-sale or held-to-maturity. The unrealized gains and losses for available-for-sale securities were recorded in Accumulated other comprehensive income and the unrealized gains and losses for held-to-maturity securities were not recognized.
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
We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment reflects the full credit default spread (“CDS”) applied to a net exposure, by counterparty. We use our counterparty’s CDS when we are in a net asset position and our own CDS when we are in a net liability position. At September 30, 2008, our adjustment for non-performance risk (relative to a measure based on unadjusted LIBOR), reduced our derivative assets by $50 million and our derivative liabilities by $104 million.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. FAIR VALUE MEASUREMENTS (Continued)
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at September 30, 2008 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008
	(Unaudited)
Assets
Cash equivalents — financial instruments (a)(b)	$1,799	$4,309	$—	$6,108
Marketable securities (a)	3,216	2,513	5	5,734
Derivative financial instruments	—	1,833	354	2,187
Retained interest in securitized assets	—	—	154	154

Total assets at fair value	$5,015	$8,655	$513	$14,183

Liabilities
Derivative financial instruments	$—	$656	$305	$961

Total liabilities at fair value	$—	$656	$305	$961

(a)	At September 30, 2008, approximately 93% of our financial instruments (including those classified as marketable securities and cash equivalents) were U.S. Treasury securities or federal agency securities, for which active and liquid markets exist. We rely on observable market data where available through our established pricing processes and believe this data reflects the fair value of our investment assets. Instruments presented in Level 1 include U.S. Treasury securities and equities. Instruments presented in Level 2 include federal agency securities, corporate obligations and asset-backed securities. Instruments presented in Level 3 include certain asset-backed securities.

(b)	Cash equivalents — financial instruments excludes $867 million of time deposits, certificates of deposit and money market accounts which are reported at par value which approximates fair value.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. FAIR VALUE MEASUREMENTS (Continued)
The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended September 30, 2008 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
						Change in
						Unrealized
	Fair Value at	Total Realized		Net Transfers	Fair Value at	Gains/(Losses)
	January 1,	/Unrealized	Net Purchases/	Into/(Out of)	September 30,	on Instruments
	2008	Gains/(Losses)	(Settlements)	Level 3	2008	Still Held (a)
	(Unaudited)
Marketable securities (b)	$—	$0	$5	$—	$5	$0
Derivative financial instruments, net (c)	(30)	47	18	14	49	29
Retained interest in securitized assets (d)	653	61	(560)	—	154	(44)

Total Level 3 fair value	$623	$108	$(537)	$14	$208	$(15)

(a)	For those assets and liabilities still held at September 30, 2008.

(b)	Marketable securities that were previously classified as retained interest in securitized assets at June 30, 2008.

(c)	Reflects fair value of derivative assets, net of liabilities. Realized/Unrealized gains/(losses) on derivative financial instruments for the period presented are recorded to Interest expense ($4 million for third quarter 2008 and $11 million for the first nine months of 2008) and Other income, net ($26 million for third quarter 2008 and $36 million for the first nine months of 2008) on the income statement. Refer to Note 9 for income statement classification by hedge designation.

(d)	Realized/Unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Investment and other income related to sales of receivables on the income statement ($42 million for third quarter 2008 and $105 million for the first nine months of 2008) and Accumulated other comprehensive income on the balance sheet ($(28) million for third quarter 2008 and $(44) million for the first nine months of 2008).
There were no items measured at fair value on a nonrecurring basis for the quarter ended September 30, 2008. The total nonrecurring fair value loss for the first nine months of 2008 was $2.1 billion due to the impairment of certain vehicle lines included in our Net investment in operating leases during the second quarter of 2008.

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
Income Statement Effect of Derivative Financial Instruments
The following table summarizes the estimated pre-tax gain/(loss) for each type of hedge designation (in millions):

	Third Quarter		Nine Months		Income Statement
	2008	2007	2008	2007	Classification
	(Unaudited)		(Unaudited)
Fair value hedges
Ineffectiveness	$(2)	$—	$(45)	$—	Other income, net
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	12	—	51	—	Interest expense
Derivatives not designated as hedging instruments
Interest rate swaps	(14)	257	(60)	35	Other income, net
Foreign currency swaps and forward contracts (a)	312	(47)	418	(497)	Other income, net
Other	0	0	0	0	Other income, net

(a)	Gains/(losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.
Balance Sheet Effect of Derivative Financial Instruments
We do not net our position by counterparty for purposes of balance sheet presentation and disclosure. The following table summarizes the estimated fair value of our derivative financial instruments:

	September 30, 2008			December 31, 2007
		(Unaudited)
		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)
Fair value hedges	$3	$193	$—	$—	$—	$—
Derivatives not designated as hedging instruments (a)	156	1,994	961	181	2,811	1,376

Total derivative financial instruments	$159	$2,187	$961	$181	$2,811	$1,376

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DIVESTITURES AND OTHER ACTIONS
International Segment Divestitures
Nordic Operations. During the second quarter of 2008, we completed the creation of a new legal entity and transferred into it the majority of our business and assets from Denmark, Finland, Norway and Sweden. Also in the second quarter, we sold 50% of the new legal entity. As a result of the sale, we reduced Finance receivables, net by approximately $1.7 billion, and recognized a pre-tax gain in Other income, net of approximately $85 million, net of transaction costs and including $35 million of foreign currency translation adjustments. We report our ownership interest in the new legal entity in Other assets as an equity method investment. The new legal entity will support the sale of Ford vehicles in these markets.
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
AB Volvofinans. During the third quarter of 2007, we sold a majority of our interest in AB Volvofinans, an unconsolidated subsidiary that finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden. As a result of the transaction, we received $157 million as proceeds from the sale and recognized a pre-tax gain of $51 million reported in Other Income, net.
North America Segment Divestiture
Triad Financial Corporation. In 2005, we completed the sale of Triad Financial Corporation (“Triad”). Triad specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers’ affiliated finance companies primarily through non-Ford dealerships. In 2005, we recognized a $4 million after-tax gain on disposal of discontinued operations. During the second quarter of 2008 and the first nine months of 2008, we received additional proceeds primarily based on better than anticipated securitized portfolio performance, pursuant to a contractual agreement entered into at the closing of the sale, and recognized an additional $8 million after-tax gain and an additional $9 million after-tax gain on disposal of discontinued operations, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DIVESTITURES AND OTHER ACTIONS (Continued)
Business Restructuring — Germany
In 2006, FCE Bank plc (“FCE”) announced a plan to restructure its business in Germany that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover and Mazda vehicles. The plan included the consolidation of branches into district offices; these actions reduced ongoing costs. The costs associated with the business restructuring were charged to Operating expenses. Total estimated charges accrued through September 30, 2008 are $18 million. In the first nine months of 2008, we paid $3 million. The restructuring was completed in 2007.
The table below summarizes the pre-tax charges incurred and the related liability for the periods ended September 30 (in millions):

	Nine Months
	2008	2007
	(Unaudited)
Liability, beginning of period	$7	$31
(Released)/Accrued during period	0	(8)
Paid during period	(3)	(3)
Foreign currency translation	0	(1)

Liability, end of period	$4	$19

Business Restructuring — Spain
In 2007, FCE announced a plan to restructure its business in Spain that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover, Mazda and Volvo vehicles. The plan includes the consolidation of branches; these actions are expected to reduce ongoing costs. The costs associated with the business restructuring are primarily related to employee separations and were charged to Operating expenses. Total estimated charges accrued through September 30, 2008 are $3 million. In the first nine months of 2008, we paid $2 million. The restructuring was completed in July 2008.
Other Restructuring Actions
In the third quarter of 2008, we recognized pre-tax charges of $26 million in Operating expenses for certain restructuring actions (excluding costs for retirement plan and postretirement health care and life insurance benefits). These restructuring actions are expected to be substantially completed by the end of 2009.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DIVESTITURES AND OTHER ACTIONS (Continued)
Profit Maintenance Agreement
In the first quarter of 2008, we received a payment of $109 million under the terms of the profit maintenance agreement between Ford and us. The payment was recorded as an increase in Cash and cash equivalents and Total liabilities. Based on an evaluation of several factors including our present liquidity and leverage ratio, and our forecasted and historical levels of liquidity, leverage, equity, assets, dividends and distributions, and other intercompany obligations, we did not request a payment in the second or third quarter 2008. First nine months of 2008 Income/(Loss) before income taxes was not impacted by these actions.
On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement (“Support Agreement”) (formerly known as the Amended and Restated Profit Maintenance Agreement). Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our then-most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to be 11.5 to 1. A copy of the Support Agreement is filed as Exhibit 10 to this Report.

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
Key operating data for our operating segments for the periods ended September 30 were as follows (in millions):

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
	(Unaudited)
Third Quarter 2008
Revenue (a)	$3,460	$990	$(24)	$6	$—	$(18)	$4,432
Income
Income/(Loss) before income taxes	114	71	(24)	—	—	(24)	161
Provision for /(Benefit from) income taxes	49	25	(8)	—	—	(8)	66
Income/(Loss) from continuing operations	65	46	(16)	—	—	(16)	95
Other disclosures
Depreciation on vehicles subject to operating leases	1,500	73	—	—	—	—	1,573
Interest expense	1,260	654	—	(26)	—	(26)	1,888
Provision for credit losses	346	31	—	—	—	—	377

Third Quarter 2007
Revenue (a)	$3,818	$978	$205	$(73)	$—	$132	$4,928
Income
Income/(Loss) before income taxes	219	122	205	—	—	205	546
Provision for/(Benefit from) income taxes	98	42	72	—	—	72	212
Income/(Loss) from continuing operations	121	80	133	—	—	133	334
Other disclosures
Depreciation on vehicles subject to operating leases	1,516	80	—	—	—	—	1,596
Interest expense	1,654	586	—	(91)	—	(91)	2,149
Provision for credit losses	137	36	—	—	—	—	173

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
	(Unaudited)
First Nine Months 2008
Revenue (a)	$10,655	$3,166	$(174)	$(76)	$—	$(250)	$13,571
Income
Income/(Loss) before income taxes	(2,454)	441	(174)	—	—	(174)	(2,187)
Provision for /(Benefit from) income taxes	(964)	155	(61)	—	—	(61)	(870)
Income/(Loss) from continuing operations	(1,490)	286	(113)	—	—	(113)	(1,317)
Other disclosures
Depreciation on vehicles subject to operating leases	7,258	219	—	—	—	—	7,477
Interest expense	3,983	1,934	—	(136)	—	(136)	5,781
Provision for credit losses	1,136	113	—	—	—	—	1,249
Finance receivables and net investment in operating leases	93,392	36,300	—	(1,105)	(1,271)	(2,376)	127,316
Total assets	116,051	41,476	—	(951)	(1,271)	(2,222)	155,305

First Nine Months 2007
Revenue (a)	$11,325	$2,880	$(148)	$(294)	$—	$(442)	$13,763
Income
Income/(Loss) before income taxes	651	449	(148)	—	—	(148)	952
Provision for/(Benefit from) income taxes	258	157	(52)	—	—	(52)	363
Income/(Loss) from continuing operations	393	292	(96)	—	—	(96)	589
Other disclosures
Depreciation on vehicles subject to operating leases	4,288	233	—	—	—	—	4,521
Interest expense	5,099	1,687	—	(322)	—	(322)	6,464
Provision for credit losses	234	67	—	—	—	—	301
Finance receivables and net investment in operating leases	108,383	40,061	1	(7,613)	—	(7,612)	140,832
Total assets	123,700	45,397	1	(6,853)	—	(6,852)	162,245

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. GUARANTEES AND INDEMNIFICATIONS
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material. At September 30, 2008, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated affiliates and other affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including joint ventures and Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $328 million; of this amount, $118 million was counter-guaranteed by Ford to us. No losses have been recorded for these guarantees.
FCE has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $355 million has been fully collateralized by cash received from Ford Motor Company Limited, a Ford U.K. subsidiary, and is recorded as Debt. The expiration date of the guarantee is August 2009 and could terminate on payment and/or cancellation of the obligation by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.
Guarantees of obligations to Ford. We have guaranteed $113 million of third-party obligations payable to Ford Brazil. Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third-parties to repay Ford the obligated amounts. The guarantee will terminate upon the repayment or cancellation of the obligations.
Indemnifications. In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Consistent with the overall market, we have been impacted by volatility and disruptions in the asset-backed securities markets since August 2007. We now face the increased challenges of the global credit crisis, including reduced access to public and private securitization markets and a significant increase in the credit spreads associated with both asset-backed and unsecured funding. Since September 2008, consistent with the overall market, we have experienced further reductions in demand for the commercial paper issued from our FCAR Owner Trust retail securitization program (“FCAR”), and a greater percentage of such issuance has been on an overnight basis. In September 2008, we decided to reduce the assets of the FCAR program by $2.5 billion which lowered our outstanding FCAR asset-backed commercial paper, and on September 30, 2008 we held $1.1 billion of FCAR asset-backed commercial paper. We were able to fund the reduction of the FCAR assets and, in the second half of September 2008, overnight purchases of FCAR commercial paper by utilizing a portion of our other asset-backed liquidity programs. As a result, compared with the second quarter of 2008, our available capacity has become more heavily weighted in FCAR rather than in bank-sponsored asset-back commercial paper conduits (“conduits”). For our committed capacity renewals in the third quarter of 2008, we had a renewal rate of 73%, down from a first half 2008 renewal rate of 90%. The renewals also required significantly higher spreads.
Despite these challenges, we have increased our liquidity available for use, as defined in the “Liquidity” section of Item 2, from $23.0 billion at June 30, 2008 to $24.8 billion at September 30, 2008. This increase is primarily the result of a reduction in our managed receivables balance from $140 billion to $130 billion. In addition to the $24.8 billion of liquidity available for use, we continue to carry committed capacity in excess of available assets of $5.5 billion that provides us with an alternative to uncommitted sources for funding future purchases. In addition to our traditional liquidity sources, we registered to sell up to $16 billion of asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). Each sale under the CPFF is for a term of 90 days and sales can be made through April 30, 2009. Through October 31, 2008, we sold to the CPFF about 25% of the total amount of asset-backed commercial paper we are registered to sell under the program. In addition, FCE Bank plc (“FCE”) has accessed short-term European Central Bank (“ECB”) funding under its open market operations program, the obligations of which are backed by either notes or receivables.
To further support our liquidity, we continue to implement asset-related actions while continuing to provide dealer and consumer financing programs focused on supporting the sale of Ford, Lincoln, Mercury, and Volvo vehicles. These actions include: the transition of Jaguar, Land Rover and Mazda originations to other finance sources; divestitures; and alternative business and funding arrangements.
The recent reduction in auction values for used full-size trucks and traditional sport utility vehicles, together with the present credit market conditions, have made leasing vehicles less economical than in the past. As a result, we have reduced our lease originations while still offering leasing to consumers. In the United States and Canada, we continue to focus on retail installment sale financing.
We also continue to apply consistent underwriting and originations, and sound servicing practices. However, a continued weakening U.S. economy has contributed to higher charge-offs in our consumer portfolio. This increase primarily reflects both higher severities and repossessions. While our charge-offs are higher, the third quarter 2008 charge-offs are well below our historical peak in 2002.
We recognize that, among other things, lower industry sales could have a significant adverse effect on dealer profitability and creditworthiness. Dealers are required to submit monthly financial statements that we monitor for potential credit deterioration, which allows us to quickly take risk mitigation actions as necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations
Third Quarter 2008 Compared with Third Quarter 2007
In the third quarter of 2008, our net income was $95 million, down $239 million compared with a year ago. On a pre-tax basis, we earned $161 million in the third quarter of 2008, down $385 million compared with a year ago. The decrease in pre-tax earnings primarily reflected:
•	The non-recurrence of net gains related to market valuation adjustments to derivatives (about $200 million);

•	A higher provision for credit losses (about $200 million);

•	Lower volume primarily related to lower average receivables (about $100 million); and

•	The non-recurrence of the gain related to the sale of a majority of our interest in AB Volvofinans (about $100 million).
These factors were offset partially by:
•	Higher financing margin primarily attributable to lower borrowing costs (about $100 million); and

•	Lower expenses including improved operating costs (about $100 million).
In the third quarter of 2008, pre-tax earnings included net losses of $24 million related to market valuation adjustments to derivatives (unallocated risk management in the table below). In the third quarter of 2007, pre-tax earnings included net gains of $205 million related to market valuation adjustments to derivatives.
Results of our operations by business segment and unallocated risk management for the third quarter of 2008 and 2007 are shown below:

	Third Quarter
			2008
			Over/(Under)
	2008	2007	2007
	(in millions)
Income/(Loss) before income taxes
North America Segment	$114	$219	$(105)
International Segment	71	122	(51)
Unallocated risk management	(24)	205	(229)

Income/(Loss) before income taxes	161	546	(385)
Provision for/(Benefit from) income taxes, Minority interests in net income of subsidiaries, and Gain on disposal of discontinued operations	66	212	(146)

Net income/(loss)	$95	$334	$(239)

The decrease in North America Segment pre-tax earnings primarily reflected a higher provision for credit losses and lower volume. These factors were offset partially by higher financing margin and lower operating costs.
The decrease in International Segment pre-tax earnings primarily reflected the non-recurrence of the gain related to the sale of a majority of our interest in AB Volvofinans, offset partially by a lower provision for credit losses and favorable currency exchange rates.
The change in unallocated risk management reflected the non-recurrence of net gains related to market valuation adjustments to derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management, refer to Note 11 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
First Nine Months 2008 Compared with First Nine Months 2007
In the first nine months of 2008, our net loss was $1.3 billion, compared with $589 million net income a year ago. On a pre-tax basis, we incurred a loss of $2.2 billion in the first nine months of 2008, compared with earnings of $952 million a year ago. The decrease in pre-tax earnings primarily reflected the significant decline in used vehicle auction values during the second quarter of 2008. This decline in auction values contributed to:
•	An impairment charge to our North America Segment operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion). Refer to Note 3 of our Notes to the Financial Statements and the “Results of Operations — Impairment of Net Investment in Operating Leases” section of Item 2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2008;

•	A higher provision for credit losses (about $900 million); and

•	Higher depreciation expense for leased vehicles (about $600 million).
Other factors to explain the decrease in pre-tax earnings included:
•	Lower volume primarily related to lower average receivables (about $100 million); and

•	The non-recurrence of the gain related to the sale of a majority of our interest in AB Volvofinans (about $100 million).
These factors were offset partially by:
•	Higher financing margin primarily attributable to lower borrowing costs (about $300 million);

•	The non-recurrence of costs associated with our North American business transformation initiative (about $200 million);

•	Lower expenses primarily reflecting improved operating costs (about $100 million); and

•	A gain related to the sale of approximately half of our ownership interest in our Nordic operations (about $100 million).
In the first nine months of 2008 and 2007, pre-tax earnings included net losses related to market valuation adjustments to derivatives (unallocated risk management in the table below) of $174 million and $148 million, respectively.
Results of our operations by business segment and unallocated risk management for the first nine months of 2008 and 2007 are shown below:

	First Nine Months
			2008
			Over/(Under)
	2008	2007	2007
	(in millions)
Income/(Loss) before income taxes
North America Segment	$(2,454)	$651	$(3,105)
International Segment	441	449	(8)
Unallocated risk management	(174)	(148)	(26)

Income/(Loss) before income taxes	(2,187)	952	(3,139)
Provision for/(Benefit from) income taxes, Minority interests in net income of subsidiaries, and Gain on disposal of discontinued operations	(879)	363	(1,242)

Net income/(loss)	$(1,308)	$589	$(1,897)

The decrease in North America Segment pre-tax earnings primarily reflected the second quarter 2008 impairment charge for operating leases, a higher provision for credit losses, higher depreciation expense for leased vehicles, and lower contract volume. These factors were offset partially by higher financing margin, the non-recurrence of costs associated with our business transformation initiative, and lower expenses primarily reflecting improved operating costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The decrease in International Segment pre-tax earnings primarily reflected the non-recurrence of a gain related to the sale of a majority of our interest in AB Volvofinans, lower financing margin, a higher provision for credit losses and lower volume, offset partially by gains related to the sale of the majority of our ownership interests in several operations and favorable currency exchange rates.
The change in unallocated risk management reflected higher net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(in thousands)
North America Segment
United States	277	349	864	1,008
Canada	43	54	122	148

Total North America Segment	320	403	986	1,156

International Segment
Europe	149	170	504	541
Other international	27	53	105	159

Total International Segment	176	223	609	700

Total contract placement volume	496	626	1,595	1,856

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	46%	45%	40%	39%
Wholesale	77	79	77	79

Europe
Financing share — Ford
Retail installment and lease	31%	26%	28%	26%
Wholesale	98	95	98	96
North America Segment
In the third quarter of 2008, our total placement volumes were 320,000 contracts, down 83,000 from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, due primarily to lower U.S. industry volumes and lower Ford market share.
In the first nine months of 2008, our total placement volumes were 986,000 contracts, down 170,000 from a year ago, reflecting the causal factors described above.
International Segment
In the third quarter of 2008, our total contract placement volumes were 176,000, down 47,000 contracts from a year ago. This decrease primarily reflected the divestiture of our Japanese operation and the sale of approximately half of our ownership interest in our Nordic operations. Lower volumes in Spain and Mexico also contributed to the decrease in contract placement volumes. The increase in retail installment and lease financing share for Europe primarily reflected Ford’s marketing programs in Germany that emphasized the use of financing through us.
In the first nine months of 2008, our total International contract placement volumes were 609,000, down 91,000 contracts from a year ago. This decrease primarily reflected the divestiture of our Japanese operation, and lower volumes in Germany, Mexico, and Spain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	September 30,	December 31,
	2008	2007
	(in billions)
Receivables
On-Balance Sheet
Finance receivables
North America Segment
Retail installment	$52.1	$52.2
Wholesale	14.6	18.6
Other	2.3	2.6

Total North America Segment — finance receivables	69.0	73.4
International Segment
Retail installment	18.9	22.0
Wholesale	16.1	16.2
Other	0.7	0.8

Total International Segment — finance receivables	35.7	39.0
Unearned interest supplements	(1.3)	—
Allowance for credit losses	(1.3)	(1.0)

Finance receivables, net	102.1	111.4
Net investment in operating leases	25.2	29.7

Total on-balance sheet (a)(b)	$127.3	$141.1

Securitized Off-Balance Sheet — Retail
North America Segment	$0.8	$5.0
International Segment	0.3	1.0

Total securitized off-balance sheet — retail	$1.1	$6.0

Managed
Finance receivables
North America Segment
Retail installment	$52.9	$57.2
Wholesale	14.6	18.6
Other	2.3	2.6

Total North America Segment — finance receivables	69.8	78.4
International Segment
Retail installment	19.2	23.0
Wholesale	16.1	16.2
Other	0.7	0.8

Total International Segment — finance receivables	36.0	40.0
Allowance for credit losses	(1.3)	(1.0)

Managed finance receivables, net	104.5	117.4
Net investment in operating leases	25.2	29.7

Total managed (c)	$129.7	$147.1

Serviced	$130.1	$148.0

(a)	At September 30, 2008 and December 31, 2007, includes finance receivables of $72.0 billion and $67.2 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at September 30, 2008 and December 31, 2007, includes net investment in operating leases of $12.4 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. For additional information on our securitizations, refer to the “Funding” section of Item 2.

(b)	Includes allowance for credit losses of $1.5 billion and $1.1 billion at September 30, 2008 and December 31, 2007, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Managed receivables decreased from year-end 2007, more than explained by lower North America receivables, the impact of divestitures and alternative business arrangements, changes in currency exchange rates, and the second quarter 2008 impairment charge for North America Segment operating leases.
As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. At September 30, 2008, our unearned interest supplements for finance receivables were $1.3 billion included in Finance receivables, net and our unearned interest supplements and residual support payments for net investment in operating leases were $1.3 billion included in Other liabilities and deferred income.
At September 30, 2008, in the United States and Canada, Ford is obligated to pay us $3.1 billion of interest supplements (including supplements related to sold receivables) and about $550 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with $5.4 billion of interest supplements and about $900 million of residual value support at December 31, 2007, in each case for contracts purchased prior to January 1, 2008. The interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate. For additional information on our finance receivables and net investment in operating leases, refer to Notes 1, 2, and 3 of our Notes to the Financial Statements.
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
In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors in the lending process, such as employment history, income, and capacity to pay. As of September 30, 2008, about 4% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, about the same as year-end 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Loss Metrics
Worldwide
The following table shows worldwide charge-offs (credit losses, net of recoveries), for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below for our on-balance sheet and managed portfolios.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(in millions)
Charge-offs
On-Balance Sheet
Retail installment and lease	$299	$170	$757	$388
Wholesale	(3)	13	10	25
Other	—	1	4	3

Total on-balance sheet	$296	$184	$771	$416

Securitized Off-Balance Sheet
Retail installment and lease	$7	$16	$29	$48
Wholesale	—	—	—	—
Other	—	—	—	—

Total securitized off-balance sheet	$7	$16	$29	$48

Managed
Retail installment and lease	$306	$186	$786	$436
Wholesale	(3)	13	10	25
Other	—	1	4	3

Total managed	$303	$200	$800	$464

Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	1.22%	0.66%	1.00%	0.52%
Wholesale	(0.04)	0.16	0.04	0.10
Total including other	0.89%	0.53%	0.74%	0.40%

Managed
Retail installment and lease	1.22%	0.67%	1.00%	0.53%
Wholesale	(0.04)	0.16	0.04	0.10
Total including other	0.89%	0.54%	0.75%	0.42%
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
Charge-offs and loss-to-receivables ratios for our on-balance sheet and managed retail installment and lease portfolios increased from a year ago. These increases, principally in the U.S. retail installment and lease portfolio, primarily reflected higher severity and higher repossessions. The higher severity is mainly due to the overall auction value deterioration in the used vehicle market, an increase in the amount financed, and a higher mix of 72-month contracts. Wholesale loan charge-offs decreased from a year ago, primarily reflecting non-recurrence of charge-offs and higher recoveries in the third quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 60% of our worldwide managed portfolio of retail installment receivables and net investment in operating leases at September 30, 2008. In the third quarter of 2008, on-balance sheet charge-offs were higher compared to the same period a year ago primarily due to higher severity and higher repossessions in the retail and lease portfolio. Severity was higher by $2,700 per unit, mainly due to the overall auction value deterioration in the used vehicle market, along with an increase in amount financed, and a higher mix of 72-month contracts for vehicles repossessed in our portfolio.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
On-Balance Sheet
Charge-offs (in millions)	$216	$118	$531	$262
Loss-to-receivables ratios	1.53%	0.79%	1.23%	0.60%

Managed
Charge-offs (in millions)	$221	$129	$553	$292
Loss-to-receivables ratios	1.52%	0.78%	1.23%	0.60%

Other Metrics — Serviced
Repossessions (in thousands)	21	19	59	54
Repossession ratios (a)	2.40%	1.95%	2.20%	1.82%
Severity (average loss per repossession)	$10,200	$7,500	$9,600	$7,000
New bankruptcy filings (in thousands)	10	7	27	20
Over-60 day delinquency ratio (b)	0.25%	0.22%	0.22%	0.18%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
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

	September 30,	December 31,
	2008	2007
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$1,479	$1,026
Wholesale	51	58
Other	17	6

Total allowance for credit losses	$1,547	$1,090

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.53%	0.99%
Wholesale	0.16	0.17
Total including other	1.19%	0.77%
At September 30, 2008, our allowance for credit losses includes about $150 million to reflect higher severities consistent with our second quarter 2008 updated assumptions. The increase in allowance for credit losses is consistent with the increase in charge-offs. The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels.

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
The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for about 97% of our total investment in operating leases at September 30, 2008:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(in thousands)
Placements	68	127	287	376
Terminations	97	98	301	297
Returns	84	78	257	235

Memo:
Return rates	86%	80%	85%	79%
In the third quarter of 2008, placement volumes were down 59,000 units compared with the same period a year ago, primarily reflecting lower industry volumes, lower Ford market share, and changes in Ford’s marketing programs which emphasized retail installment sale contracts. The higher return volumes and rates are consistent with a decrease in auction values relative to our expectations at the time of contract purchase and a shift in consumer preferences from full-size trucks and traditional sport utility vehicles.
In the first nine months of 2008, placement volumes were down 89,000 units compared with the same period a year ago, consistent with the causal factors described above. Return volumes increased 22,000 units compared with the same period a year ago, consistent with the causal factors described above.
The recent reduction in auction values for used full-size trucks and traditional sport utility vehicles, together with the present credit market conditions, have made leasing vehicles less economical than in the past. As a result, we have reduced our lease originations while still offering leasing to consumers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant third quarter 2008 vehicle mix for lease terms comprising about 70% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(in thousands)
Returns
24-Month term	18	18	71	65
36-Month term	15	16	43	46
39-Month/Other term	6	9	16	28

Total returns	39	43	130	139

Memo:
Return rates	88%	83%	87%	83%

Auction Values at Constant Third Quarter 2008 Vehicle Mix
24-Month term	$14,715	$16,995	$15,085	$17,075
36-Month term	13,005	14,855	13,175	15,115
In the third quarter of 2008, Ford, Lincoln and Mercury brand U.S. return volumes were down 4,000 units compared with the same period a year ago. However, the return rate increased to 88%, consistent with a decrease in auction values compared to our expectations of lease-end values at the time of contract purchase, and reflecting a shift in consumer preferences from full-size trucks and traditional sport utility vehicles. Auction values at constant third quarter 2008 mix for vehicles under 24-month and 36-month leases were down $2,280 per unit and $1,850 per unit, respectively, from year ago levels, primarily reflecting the overall auction value deterioration in the used vehicle market. Auction values, at constant third quarter 2008 mix, improved compared with the second quarter of 2008 for vehicles under 24-month and 36-month leases by $240 per unit and $190 per unit, respectively.
In the first nine months of 2008, trends and causal factors compared with the same period a year ago were consistent with those described above.

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
For the ratings assigned to us, in October 2008, Fitch lowered the long-term senior unsecured rating to B- from B+, the short-term rating to C from B, and the issuer default rating to CCC from B-. Also in October 2008, S&P placed the ratings assigned to us on CreditWatch with negative implications, and Moody’s lowered the long-term senior unsecured rating to B2 from B1. Moody’s also placed the rating on review for further possible downgrade. The following chart summarizes certain of the credit ratings and the outlook presently assigned to us by these four NRSROs:
NRSRO DEBT RATINGS

	DBRS			Fitch			Moody’s			S&P
	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
	Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term	Term	Outlook
Jan. 2008	B	R-4	Stable	BB-	B	Negative	B1	NP	Stable	B	B-3	Stable
June 2008	B	R-4	Review Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Watch Negative
July 2008	B	R-4	Review Negative	BB-	B	Negative	B1	NP	Negative	B-*	NR	Negative
Aug. 2008	B	R-4	Review Negative	B+	B	Negative	B1	NP	Negative	B-*	NR	Negative
Oct. 2008	B	R-4	Negative	B-	C	Negative	B2	NP	Review Negative	B-*	NR	Watch Negative

*	S&P assigns FCE a long-term senior unsecured rating of B, maintaining a one notch differential versus Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding
Our funding strategy is to maintain liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity. As a result of lower credit ratings over the past few years, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market when it makes sense to do so, we have increased our use of securitization funding as it has been more cost effective than unsecured funding and has allowed us access to a broad investor base. We plan to meet a significant portion of our 2008 funding requirements through securitizations, and to continue to diversify our asset-backed funding by asset class and region. Our securitization transactions continue to perform within expectations. No transactions have been downgraded, and year-to-date, rating agencies have affirmed certain ratings of our rated U.S. lease and wholesale securitizations, and have upgraded some of our rated U.S. retail securitizations. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing). We are continuing to explore and execute such alternative business arrangements.
Consistent with the overall market, we have been impacted by volatility and disruptions in the asset-backed securities markets since August 2007. We now face the challenges of the global credit crisis, including higher credit spreads and associated funding costs, higher renewal costs on our committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitizations, and, in certain circumstances, shorter maturities in our public and private securitization issuances. Given present market conditions, we do not expect a significant near-term reduction in our credit spreads or the cost of renewing our committed liquidity programs. About 11% of our committed capacity is up for renewal in the fourth quarter of 2008. Given the nature of many of our asset-backed committed facilities, we have the ability to obtain term funding up to the time that the facilities mature. Any outstanding debt at the maturity of the facilities remains outstanding through the term of the underlying assets. Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain derivatives to manage the interest rate risk. For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 2.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control. If auction values for used vehicles weaken further or there is continued disruption in the market capacity for the types of asset-backed securities used in our asset-backed funding, there will be increased risk to our funding plan. As a result, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate; this reduction could reduce our ongoing profits and adversely affect our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and off-balance sheet securitizations were as follows on the dates indicated:

	September 30,	December 31,
	2008	2007
	(in billions)
Debt
Asset-backed commercial paper*	$9.8	$13.5
Other asset-backed short-term debt*	6.7	6.2
Ford Interest Advantage	3.7	5.4
Unsecured commercial paper	0.3	0.5
Other short-term debt	2.0	1.5

Total short-term debt	22.5	27.1
Unsecured long-term debt (including notes payable within one year)	54.3	62.8
Asset-backed long-term debt (including notes payable within one year)*	52.3	49.5

Total debt	129.1	139.4

Off-Balance Sheet Securitizations
Securitized off-balance sheet portfolio	1.1	6.0
Retained interest	(0.2)	(0.7)

Total securitized off-balance sheet funding	0.9	5.3

Total debt plus securitized off-balance sheet funding	$130.0	$144.7

Ratios
Credit lines to total unsecured commercial paper	>100%	>100%
Securitized funding to managed receivables	54	51
Short-term debt and notes payable within one year to total debt	45	43
Short-term debt and notes payable within one year to total capitalization	41	39

*	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.
Since June 30, 2008, we have experienced a steady reduction in the balance of Ford Interest Advantage (“FIA”), our unsecured demand notes program. At September 30, 2008, the FIA balance was $3.7 billion and at October 31, 2008, the balance was $2.5 billion.
At September 30, 2008, unsecured long-term debt (including notes payable within one year) was down about $8 billion from year-end 2007, primarily reflecting about $11 billion of debt maturities. These maturities were offset partially by public and private unsecured debt issuances of about $3 billion. Unsecured long-term debt maturities are as follows: fourth quarter of 2008 — $2 billion; 2009 — $17 billion; 2010 — $9 billion; 2011 — $12 billion; and the remainder thereafter. On October 15, 2008, holders of $2 billion of debt with an original maturity date of 2012 exercised their option to sell (put) the bonds back to us and receive full payment of their principal in April 2009. These bonds are reflected in the 2009 maturities.
At September 30, 2008, asset-backed long-term debt (including notes payable within one year) was up about $3 billion from year-end 2007, reflecting asset-backed long-term debt issuances in excess of amortization of asset-backed debt. Securitized off-balance sheet funding was down about $4 billion from year-end 2007, reflecting the amortization of previous securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following table shows worldwide receivables and related debt by segment and product for our on-balance sheet securitizations:

	September 30, 2008		December 31, 2007
		Related		Related
	Receivables	Debt	Receivables	Debt
	(in billions)
On-Balance Sheet Securitizations (a)
Finance Receivables
North America Segment
Retail installment	$40.2	$32.9	$32.1	$28.1
Wholesale (b)	13.8	11.5	16.7	11.7

Total North America Segment — finance receivables	54.0	44.4	48.8	39.8
International Segment
Retail installment	8.0	6.9	9.6	8.8
Wholesale (b)	10.0	6.8	8.8	6.3

Total International Segment — finance receivables	18.0	13.7	18.4	15.1

Total finance receivables	72.0	58.1	67.2	54.9
Net investment in operating leases	12.4	10.7	18.9	14.3

Total on-balance sheet arrangements	$84.4	$68.8	$86.1	$69.2

(a)	Most of our securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and associated debt are included in our financial statements. Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.

(b)	The amount of our participation interest fluctuates based on the outstanding receivable and debt levels of the respective trusts.
Term Funding Plan
The following table shows our public and private term funding issuances in 2007 and through October 31, 2008, and our planned issuances for full year 2008:

	2008
	Full Year	Through	2007
	Forecast	October 31,	Actual
	(in billions)
Public Term Funding
Unsecured	$2	$2	$6
Securitizations (a)	10 – 13	10	6

Total public term funding	$12 – 15	$12	$12

Private Term Funding (b)	$23 – 26	$23	$28

(a)	Reflects new issuance; excludes whole-loan sales and other structured financings.

(b)	Includes private term debt, securitizations, whole-loan sales, and other structured financings; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper programs.
Through October 31, 2008, we completed about $12 billion of public term funding transactions, including: about $2 billion of unsecured long-term debt in the United States and Europe; about $9 billion of retail asset-backed securitizations in the United States; and the remainder consisting of a retail asset-backed securitization in Germany. We expect our full year 2008 public term funding to be between $12 billion and $15 billion.
Through October 31, 2008, we completed about $23 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program) in several markets. These private transactions included retail, wholesale, and lease asset-backed securitizations, and unsecured term debt.
Through October 31, 2008, we completed about $35 billion of public and private term funding, which is about 90% of our full year plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity
We define liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, FCAR program and credit facilities), less asset-backed capacity in excess of eligible receivables and cash required to support on-balance sheet securitizations. We maintain multiple sources of liquidity, including committed asset-backed funding capacity beyond our present needs.

	September 30,	December 31,
	2008	2007
	(in billions)

Cash, cash equivalents, and marketable securities *	$19.1	$16.7

Committed liquidity programs	$32.6	$36.8
Asset-backed commercial paper (“FCAR”)	16.4	16.9
Credit facilities	2.4	3.0

Committed capacity	$51.4	$56.7

Committed capacity and cash	$70.5	$73.4
Less: Capacity in excess of eligible receivables	(5.5)	(4.7)
Less: Cash to support on-balance sheet securitizations	(4.7)	(4.7)

Liquidity	$60.3	$64.0
Less: Utilization	(35.5)	(36.1)

Liquidity available for use	$24.8	$27.9

*	Excludes marketable securities related to insurance activities.
At September 30, 2008, the capacity of our liquidity sources and cash totaled $70.5 billion, of which $60.3 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $5.5 billion and cash required to support on-balance sheet securitizations of $4.7 billion). At September 30, 2008, $35.5 billion was utilized, leaving $24.8 billion (including $14.4 billion of cash, cash equivalents, and marketable securities and excluding marketable securities related to insurance activities) available for use. In addition to the $24.8 billion of liquidity available for use, the $5.5 billion of capacity in excess of eligible receivables provides us with an alternative to uncommitted sources for funding future purchases or originations and gives us flexibility to efficiently shift capacity to markets and asset classes where it can be used.
Cash, Cash Equivalents and Marketable Securities. At September 30, 2008, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.1 billion, compared with $16.7 billion at year-end 2007. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, and U.S. Treasury bills. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash balances include amounts to be used only to support our on-balance sheet securitizations of $4.7 billion at September 30, 2008 and December 31, 2007.
Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored conduits and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $26.6 billion at September 30, 2008 ($15.0 billion retail and $11.6 billion wholesale) of which $9.8 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $18.4 billion having maturities within the next twelve months (of which $3.1 billion relates to FCE commitments), and the balance having maturities between December 2009 and September 2011. As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in September 2008, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain derivatives to manage the interest rate risk. At September 30, 2008, $20.8 billion of these commitments were in use. These programs are extremely liquid funding sources as we are able to obtain funding from available capacity generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition, we have a committed liquidity program for the purchase of up to $6 billion of multiple asset classes, including U.S. lease, dealer, floorplan, and assets that are more difficult to securitize of which $4 billion is committed through 2009. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities as well as our ability to obtain derivatives to manage the interest rate risk. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. At September 30, 2008, we had $3.9 billion of outstanding funding in this program.
Credit Facilities
Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	September 30,	December 31,
	2008	2007
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.3	$0.5
FCE bank lines	2.1	2.5
Utilized amounts	(0.7)	(0.9)

Available credit facilities	$1.7	$2.1

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$16.4	$16.9
At September 30, 2008, we and our subsidiaries, including FCE, had $2.4 billion of contractually committed unsecured credit facilities with financial institutions, of which $1.7 billion were available for use. Of the lines available for use, 41% ($698 million) are committed through at least June 30, 2010, including 33% ($553 million) which are committed through December 31, 2011. Of the $2.4 billion, $345 million constitute Ford Credit bank lines (of which $70 million are worldwide) and $2.1 billion are FCE bank lines (of which $2.0 billion are worldwide). Our worldwide credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. Similarly, the FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding.
In addition, at September 30, 2008, we are reporting $16.4 billion of contractually committed liquidity facilities provided by banks to support our FCAR program. Included in this total is a $238 million contractually committed liquidity facility provided by Lehman Brothers Bank, FSB (“Lehman Brothers Bank”). As disclosed in our Current Report on Form 8-K dated September 16, 2008, the contractually committed liquidity facilities, provided by Lehman Brothers Bank are guaranteed by Lehman Brothers Holdings Inc. (“Lehman”), the parent company of Lehman Brothers Bank. On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.
Of the $16.4 billion of reported contractually committed liquidity facilities at September 30, 2008, 39% ($6.4 billion) are committed through June 29, 2012, and the remainder are committed for a shorter period of time. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At September 30, 2008, $16.0 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining FCAR bank liquidity facilities of $412 million were available to support FCAR’s purchase of our asset-backed securities. At September 30, 2008, $9.8 billion of FCAR’s asset-backed commercial paper was held by external investors and the remaining $1.1 billion was held by us. Further, we decided to reduce the assets of the FCAR program by $2.5 billion during the third quarter of 2008, and FCAR used the proceeds to pay off maturing FCAR commercial paper.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity Risks
In addition to the liquidity risks applicable to us that are disclosed in the “Liquidity” section of Item 7 of Part II of our 2007 10-K Report, we have identified the following material change to the reported risks: inability to obtain derivatives to manage the interest rate risk associated with our securitizations.
Off-Balance Sheet Arrangements
In the first nine months of 2008, we did not enter into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions), which is consistent with our plan to fund securitizations through on-balance sheet transactions. Net proceeds from off-balance sheet arrangements were about $700 million in the first nine months of 2007.
In the third quarter and first nine months of 2008, income related to off-balance sheet arrangements reported in Investment and other income related to sales of receivables declined $28 million and $122 million, respectively, compared with a year ago. The declines primarily reflected amortization of the off-balance sheet securitization portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage
We use leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt

Statement	=	Equity
Leverage
Retained
					Interest in				Adjustments for
			Securitized		Securitized		Cash,		Hedge
			Off-balance		Off-balance		Cash Equivalents		Accounting
Managed		Total Debt +	Sheet	-	Sheet	-	and Marketable	-	on Total Debt (b)
Leverage	=		Receivables		Receivables		Securities (a)

Adjustments for
			Equity	+	Minority	-	Hedge
					Interest		Accounting
on Equity (b)

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2008	2007

Total debt	$129.1	$139.4
Total equity	11.7	13.4
Financial statement leverage (to 1)	11.0	10.4
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2008	2007

Total debt	$129.1	$139.4
Securitized off-balance sheet receivables outstanding	1.1	6.0
Retained interest in securitized off-balance sheet receivables	(0.2)	(0.7)
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.1)	(16.7)
Adjustments for hedge accounting (b)	(0.2)	0.0

Total adjusted debt	$110.7	$128.0

Total equity (including minority interest)	$11.7	$13.4
Adjustments for hedge accounting (b)	(0.2)	(0.3)

Total adjusted equity	$11.5	$13.1

Managed leverage (to 1)	9.6	9.8

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates.
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2008, our managed leverage was 9.6 to 1, compared with 9.8 to 1 at December 31, 2007. We did not pay any distributions in the first nine months of 2008.

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
Outlook
We expect to incur a pre-tax loss for 2008. The reduction expected in 2008 compared with 2007 primarily reflects the impact of the second quarter 2008 impairment charge to our North America Segment operating lease portfolio, higher provision for credit losses, higher depreciation expense for leased vehicles, lower volume, and higher net losses related to market valuation adjustments to derivatives. We expect these factors to be offset partially by the non-recurrence of costs associated with our North American business transformation initiative, reductions in other operating costs, and higher financing margin. We expect a pre-tax loss for the second half of 2008 that is smaller than our first half 2008 pre-tax loss (excluding the lease impairment charge).
We previously planned to pay regular distributions in 2008, but given the present credit market conditions and to maintain greater flexibility in the execution of our funding plan, we have not reinstated these distributions in 2008. We anticipate our year-end managed leverage to be about the same as September 2008, which is lower than the 11.5 to 1 managed leverage planned at the beginning of 2008.
We expect year-end 2008 managed receivables to be about $125 billion and the funding structure to support these receivables to be the following (in billions, except for percentages).

December 31, 2008
Funding Structure
Ford Interest Advantage	$ 2
Asset-backed commercial paper	9 – 10
Term asset-backed securities	60 – 62
Term debt and other	58 – 60
Equity	~ 12
Cash, cash equivalents, and marketable securities*	(16) – (18)

Total funding structure	~ $125

Memo:
Securitized funding as a percentage of managed receivables	54 – 56%

*	Excludes marketable securities related to insurance activities.
Beginning in 2009, we expect to make cash distributions of about $3 billion through 2010 to return capital as our receivables portfolio declines. We will balance returns of capital with the successful execution of our funding plan, thereby allowing us to continue to support the sale of Ford, Lincoln, Mercury, and Volvo vehicles. In addition, we will make cash payments to Ford in 2009 and 2010 for settlement of U.S. federal and state income tax liabilities pursuant to our tax sharing agreement.

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
Automotive Related:
•	Continued decline in Ford’s market share;

•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;

•	A further increase in or acceleration of the market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;

•	Further significant decline in industry sales, resulting from slowing economic growth, geo-political events or other factors;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Further increases in the price for, or reduced availability of, fuel;

•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;

•	Economic distress of suppliers of the type that has in the past or may in the future require Ford to provide financial support or take other measures to ensure supplies of components or materials;

•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	Single-source supply of components or materials;

•	Inability to implement the Retiree Health Care Settlement Agreement to fund and discharge UAW hourly retiree health care obligations;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	Increased safety, emissions, fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;

•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on our results from a decrease in or cessation of government incentives;

•	Adverse effects on Ford’s operations resulting from geo-political or other events;

•	Substantial negative operating-related cash flows for the near- to medium-term affecting Ford’s ability to meet its obligations, invest in its business or refinance its debt;

•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);

•	Inability of Ford to implement its plans to further reduce structural costs and increase liquidity;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Related:
•	A prolonged disruption of the debt and securitization markets;

•	Inability to access debt, securitization or derivative markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption or otherwise;

•	Higher-than-expected credit losses;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
•	Inability to obtain an industrial bank charter;
General:
•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

•	Labor or other constraints on Ford’s or our ability to restructure its or our business;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);

•	Currency or commodity price fluctuations; and

•	Changes in interest rates.
We cannot be certain that any expectations, forecasts or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For additional discussion of these risk factors, see Item 1A of Part I of our 2007 10-K Report and Item 1A of Part I of Ford’s 2007 10-K Report, as updated by Ford’s and Ford Credit’s subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our 2007 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2008, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by $30 million over the next twelve months, compared with $16 million at December 31, 2007. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the risk factors applicable to us that are disclosed in “Item 1A. Risk Factors” of our 2007 10-K Report, we have identified the following material changes to the reported risks:
A Prolonged Disruption of the Debt and Securitization Markets — As a result of the global credit crisis, the disruption in the debt and securitization markets that began in August 2007 increased significantly in September 2008 and is continuing. It is possible that this disruption could continue beyond the conclusion of government-sponsored programs that are intended to improve conditions in the credit markets (e.g., the Commercial Paper Funding Facility). Such a sustained disruption in the debt and securitization markets would result in us further reducing the amount of receivables we purchase or originate. A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.
Inability to Access Debt, Securitization or Derivative Markets Around the World at Competitive Rates or in Sufficient Amounts due to Additional Credit Rating Downgrades, Market Volatility, Market Disruption or Otherwise — The lower credit ratings assigned to us have increased our unsecured borrowing costs and have caused our access to the unsecured debt markets to be more restricted. In response, we have increased our use of securitization and other sources of liquidity. Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain derivatives to manage the interest rate risk. Over time, and particularly in the event of any further credit rating downgrades, market volatility, market disruption or otherwise, we may need to reduce the amount of receivables we purchase or originate. In addition, we would need to reduce the amount of receivables we purchase or originate if there is a significant decline in the demand for the types of securities we offer or we are unable to obtain derivatives to manage the interest rate risk associated with our securitizations. A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.
Inability to Obtain an Industrial Bank Charter or Otherwise Obtain Competitive Funding — We are pursuing an industrial bank charter from the State of Utah. Such a charter requires approval from the Federal Deposit Insurance Corporation (“FDIC”) to obtain federal deposit insurance. Other automotive captive finance companies have industrial banks that provide them with access to relatively low-cost FDIC-insured deposit funding. If these finance companies have access to FDIC-insured or other government funding programs and we do not, then our ability to competitively support the sale of Ford vehicles could be adversely affected. This in turn would adversely affect the marketability of Ford vehicles in comparison to certain competitive brands.
Failure of Financial Institutions to Fulfill Commitments Under Committed Credit and Liquidity Facilities — As included in the “Liquidity” section of Item 2, at September 30, 2008, we had $15.9 billion of committed liquidity programs, asset-backed commercial paper, and credit facilities available for use for which we pay commitment fees. To the extent the financial institutions that provide these committed facilities and programs were to default on their obligation to fund the commitments, these facilities and programs would not be available to us.

ITEM 5. OTHER INFORMATION
In September 2008, we and Mazda Motor Corporation (“Mazda”) agreed that Mazda would secure its own financial services sources for customers and dealers in the United States, Canada, and Europe. The Mazda portion of our worldwide portfolio is about $10 billion. In the United States and Canada, other financial services providers began to finance a portion of new Mazda retail installment contracts and operating leases in the third quarter of 2008. By January 2009, other financial services providers will finance all new Mazda retail installment contracts, operating leases, wholesale loans, and other dealer loans in the United States and Canada. In Europe, new financial services providers were announced in Germany and Austria in October 2008 and Italy, the U.K., Spain, and Portugal in November 2008. These financial services providers will offer Mazda financing beginning in 2009. Mazda’s transition timing will vary by country throughout Europe. In Denmark, Finland, Norway and Sweden, Mazda financing will continue through the joint venture we established in 2008, and in Japan, Mazda financing will continue through the joint venture we established in 2008.
On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement (“Support Agreement”) (formerly known as the Amended and Restated Profit Maintenance Agreement). Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our then-most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to be 11.5 to 1. A copy of the Support Agreement is filed as Exhibit 10 to this Report.
Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed separately with the SEC and included as an exhibit to this Report (without Financial Statements or Exhibits).
ITEM 6. EXHIBITS
Exhibits: please refer to the Exhibit Index on page 47.
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
FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Kenneth R. Kent
Kenneth R. Kent
Vice Chairman, Chief Financial Officer and Treasurer

Date:	November 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:
We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of September 30, 2008 and the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 7, 2008

FORD MOTOR CREDIT COMPANY LLC
EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 10	Amended and Restated Support Agreement (formerly known as Amended and Restated Profit Maintenance Agreement) dated November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC	Filed with this Report

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated November 7, 2008, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 — 4 of Part I and Items 1, 1A, 2 and 3 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. File No. 1-3950.