Form 10-K
period 2008-12-31
FORD MOTOR CREDIT CO LLC
filed 2009-02-26
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions, and market conditions. We divide our business segments based on geographic regions: Ford Credit North America (“North America Segment”) and Ford Financial International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. Additional financial information regarding our operations by business segments and operations by geographic regions is shown in Note 18 of our Notes to the Financial Statements.
North America Segment
We do business in all states in the United States and all provinces in Canada. Our United States operations accounted for 65% and 62% of our total managed receivables at year-end 2008 and 2007, respectively, and our Canadian operations accounted for about 9% and 10% of our total managed receivables at year-end 2008 and 2007, respectively. Managed receivables include on-balance sheet receivables, excluding unearned interest supplements related to finance receivables, and securitized off-balance sheet receivables that we continue to service. For additional information on how we review our business performance, including on a managed basis, refer to the “Results of Operations” section of Item 7 of Part II of our 10-K Report.

Item 1. Business (Continued)
In the United States and Canada, under the Ford Credit brand name, we provide financing services to and through dealers of Ford, Lincoln and Mercury brand vehicles and non-Ford vehicles also sold by these dealers and their affiliates. We provide similar financial services under the Volvo brand name to and through Volvo dealers.
International Segment
Our International Segment includes operations in three main regions: Europe, Asia-Pacific, and Latin America. Our Europe region is our largest international operation, accounting for about 22% of our total managed receivables at year-end 2008 and 2007. Within the International Segment our Europe region accounted for 85% and 79% of our managed receivables at year-end 2008 and 2007, respectively. Most of our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and operates branches in 11 other European countries. In addition, FCE has operating subsidiaries in the United Kingdom, Hungary, Poland, and the Czech Republic that provide a variety of wholesale, leasing and retail vehicle financing. In our largest European markets, Germany and the United Kingdom, FCE offers most of our products and services under the Ford Credit/Bank, Land Rover Financial Services, Jaguar Financial Services, and Mazda Credit/Bank brands. For additional information on Jaguar, Land Rover, and Mazda, refer to the “Overview — Our Response” section of Item 7 of Part II of our 10-K Report. In the U.K., FCE also offers products and services under the Volvo Car Finance brand while in Germany this is provided through a different Ford subsidiary. FCE generates most of our European revenue and contract volume from Ford Credit/Bank brand products and services. FCE, through our Worldwide Trade Financing division, provides financing to distributors/importers in countries where typically there is no established local Ford presence. The Worldwide Trade Financing division currently provides financing in over 70 countries. In addition, other private label operations and alternative business arrangements exist in some European markets. In the Asia-Pacific region, we operate in Australia, Taiwan, Thailand, and China. In the Latin America region, we operate in Mexico, Brazil, Chile, and Argentina. We have joint ventures with local financial institutions and other third parties in various locations around the world.
Dependence on Ford
The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Ford’s 2008 10-K Report”), filed separately with the SEC and incorporated by reference as an exhibit to our 2008 10-K Report (without financial statements and exhibits).
Ford has sponsored special-rate financing programs available only through us. Similar programs may be offered in the future. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford vehicles. Our funding costs have increased compared with our competition; this has increased our reliance on Ford-sponsored special-rate financing programs offered exclusively through us. For additional information regarding interest supplements and other support costs earned from affiliated companies, see Note 17 of our Notes to the Financial Statements.
Competition
The automotive financing business is highly competitive due in part to web-based credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. Our principal competitors for retail and wholesale financing are:

Retail	Wholesale
• Banks	• Banks
• Independent finance companies • Credit unions and savings and loan associations • Leasing companies • Other automobile manufacturers’ affiliated finance companies	• Other automobile manufacturers’ affiliated finance companies • Credit unions

Item 1. Business (Continued)
We compete mainly on the basis of service, financing rate programs, including those sponsored by Ford. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. Through these policies we have built strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables, and accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to optimize our competitive position. Ford sponsored special-rate financing programs available only through us gives us a competitive advantage in providing financing to Ford dealers and their customers.
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
We offer a variety of retail installment sale financing products. In the United States, retail installment sale contract terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 24 to 72 months. The average original term of our retail installment sale contracts was 60 months in the United States in 2008 and 2007. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance their vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any. We sell vehicles returned to us to Ford and non-Ford dealers through auctions. Customers who choose our retail balloon product may also qualify for special-rate financing offers from Ford.
We hold a security interest in the vehicles purchased through retail installment sale contracts. This security interest provides us certain rights and protections. As a result, if our collection efforts fail to bring a delinquent customer’s payments current, we generally can repossess the customer’s vehicle, after satisfying local legal requirements, and sell it at auction. The customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses. We require retail customers to carry fire, theft, and collision insurance on financed vehicles.

Item 1. Business (Continued)
Retail Lease Plans
We offer leasing plans to retail customers through our dealers. Our highest volume retail-leasing plan is called Red Carpet Lease, which is offered in North America through dealers of Ford, Lincoln and Mercury brands. We offer similar lease plans through Volvo dealers. Under these plans, dealers originate the leases and offer them to us for purchase. Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer. After we purchase a lease from a dealer, the dealer generally has no further obligation to us in connection with the lease. The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any. At the end of the lease, the customer has the option to purchase the vehicle for the price specified in the lease contract, or return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. We sell vehicles returned to us to Ford and non-Ford dealers through auctions.
The amount we pay to a dealer for a retail lease, also called the acquisition cost, is based on the negotiated vehicle price agreed to by the dealer and the retail customer plus any additional products, such as insurance and extended service plans, that are included in the contract, less any vehicle trade-in allowance or down payment from the customer. The customer makes monthly lease payments based on the acquisition cost less the contractual residual value of the vehicle, plus lease charges. Some of our lease programs, such as our Red Carpet Lease Advance Payment Plan, provide certain pricing advantages to customers who make all or some monthly payments at lease inception or purchase refundable higher mileage allowances. We require lease customers to carry fire, theft, liability, and collision insurance on leased vehicles. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.
In the United States, retail operating lease terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 24 to 48 months. In 2008 and 2007, the average original lease term was 35 months.
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

Item 1. Business (Continued)
Wholesale Financing
We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory. We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 73 days in 2008 compared with 70 days in 2007. Our wholesale financing program includes financing of large multi-brand dealer groups that are some of our largest wholesale customers based on the amount financed.
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
Marketing and Special Programs
We actively market our financing products and services to automotive dealers and customers. Through personal sales contacts, targeted advertisements in trade publications, participation in dealer-focused conventions and organizations, and support from manufacturers, we seek to demonstrate to dealers the value of entering into a business relationship with us. Our marketing strategy is based on our belief that we can better assist dealers in achieving their sales, financial, and customer satisfaction goals by being a stable, committed finance source with knowledgeable automotive and financial professionals offering personal attention and interaction. We demonstrate our commitment to dealer relationships with a variety of materials, measurements, and analyses showing the advantages of a full range of automotive financing products that allows consistent and predictable single source financing. From time to time, we promote increased dealer transactions through incentives, bonuses, contests, and selected program and rate adjustments.
We promote our retail financing products primarily through pre-approved credit offers to prospective customers, point-of-sale information, and ongoing communications with existing customers. Our communications to these customers promote the advantages of our financing products, the availability of special plans and programs, and the benefits of affiliated products, such as extended warranties, service plans, insurance coverage, gap protection, and excess wear and use waivers. We also emphasize the quality of our customer service and the ease of making payments and transacting business with us. For example, through our web site located at www.fordcredit.com, a customer can make inquiries, review an account balance, examine current incentives, schedule an electronic payment, or qualify for a pre-approved credit offer.
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

Item 1. Business (Continued)
Servicing
General. After we purchase retail installment sale contracts and leases from dealers and other customers, we manage the contracts during their contract terms. This management process is called servicing. We service the finance receivables and leases we originate and purchase. Our servicing duties include the following:
•	applying monthly payments from customers;
•	contacting delinquent customers for payment;
•	maintaining a security interest in the financed vehicle;
•	monitoring insurance coverage for lease vehicles in certain states;
•	providing billing statements to customers;
•	responding to customer inquiries;
•	releasing the secured interest on paid-off finance contracts;
•	arranging for the repossession of vehicles; and
•	selling repossessed and returned vehicles at auction.
Customer Payment Operations. In the United States and Canada, customers are directed in their monthly billing statements to mail payments to a bank for deposit in a lockbox account. Customers may also make payments through electronic payment services, a direct debit program, or a telephonic payment system.
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
Supplier Operations. We engage vendors to perform many of our servicing processes. These processes include depositing monthly payments from customers, monitoring the perfection of security interests in financed vehicles, monitoring insurance coverage on lease vehicles in certain states, imaging of contracts and electronic data file maintenance, generating retail and lease billing statements, providing telephonic payment systems for retail customers, handling of some inbound customer service calls, handling of some inbound and outbound collections calls, and recovering deficiencies for selected accounts.
Payment Extensions. We occasionally offer payment extensions to customers who have encountered temporary financial difficulty that limits their ability to pay as contracted. Each month about 1-2% of our U.S. retail contracts outstanding are granted payment extensions. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Following a payment extension, the customer’s account is no longer delinquent. Before agreeing to a payment extension, the service representative reviews the customer’s payment history, current financial situation, and assesses the customer’s desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. Regional business center managers review, and generally must approve, payment extensions outside these guidelines.
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
We manage the sale of repossessed vehicles and returned leased vehicles. Repossessed vehicles are reported in other assets on our balance sheet at values that approximate expected net auction proceeds. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Repossessed vehicles are sold at open auctions. Returned leased vehicles are sold at open auctions, in which any licensed dealer can participate and at closed auctions, in which only Ford dealers may participate.

Item 1. Business (Continued)
Wholesale and Commercial. In the United States and Canada, we require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer, which determines the frequency of physical audits of vehicle inventory. We electronically audit vehicle inventory utilizing integrated systems allowing us to access information from Ford reported sales. We monitor dealer inventory financing payoffs daily to detect deviations from typical repayment patterns and take appropriate actions. We provide services to fleet purchasers, leasing companies, daily rental companies, and other commercial customers. We generally review our exposure under these credit arrangements at least annually. In our international markets, this business is governed by the respective regional offices, executed within the local markets, and similar risk management principles are applied.
Insurance
We conduct insurance operations primarily through TARIC and its subsidiaries in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:
•	Contractual liability insurance on extended service contracts and, in the state of Florida, extended service plan contracts;
•	Physical damage insurance covering vehicles at dealers’ locations and vehicles in-transit between final assembly plants and dealers’ locations; and
•	Physical damage/liability reinsurance covering Ford dealer daily rental vehicles.
We also offer various Ford branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. In addition, TARIC has provided to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds and self-insurance workers’ compensation bonds. Premiums from our insurance business generated approximately 1% of our total revenues in 2008 and 2007.
Employee Relations
Our full-time employees numbered approximately 10,200 and 11,100 at year-end 2008 and 2007, respectively. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.
Governmental Regulations
As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.
United States
Within the United States, our operations are subject to regulation, supervision and licensing under various federal, state, and local laws and regulations.
Federal Regulation. We are subject to extensive federal regulation, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail finance transactions include the terms of repayment, the amount financed, the total finance charge and the annual percentage rate. For retail lease transactions, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges, and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy, and enhanced accuracy in credit reporting content. We are also subject to the Servicemember’s Civil Relief Act that prohibits us from charging interest in excess of 6% on transactions with customers who subsequently enter into full-time service with the military and request such interest rate modification, and limits our ability to collect future payments from lease customers who terminate their lease early. In addition, we are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters.

Item 1. Business (Continued)
State Regulation — Licensing. In most states, a consumer credit regulatory agency regulates and enforces laws relating to finance companies. Rules and regulations generally provide for licensing of finance companies, limitations on the amount, duration and charges, including interest rates that can be included in finance contracts, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. We must renew these licenses periodically. Moreover, several states have laws that limit interest rates on consumer financing. In periods of high interest rates, these rate limitations could have an adverse effect on our operations if we were unable to purchase retail installment sale contracts with finance charges that reflect our increased costs. In certain states, we are subject to periodic examination by state regulatory authorities.
State Regulation — Repossessions. To mitigate our credit losses, sometimes we repossess a financed or leased vehicle. Repossessions are subject to prescribed legal procedures, including peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed vehicle, and return of personal items to the customer. Some states provide the customer with reinstatement rights that require us to return a repossessed vehicle to the customer in certain circumstances. Our ability to repossess and sell a repossessed vehicle is restricted if a customer declares bankruptcy.
International
In some countries outside the United States, some of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is authorized as a deposit taking business and insurance intermediary under the Financial Services and Markets Act of 2000 and is regulated by the U.K. Financial Services Authority (“FSA”). FCE also holds a standard license under the U.K. Consumer Credit Act of 1974 and other licenses to conduct financing business in other European locations. Since 1993, FCE has obtained authorizations from the Bank of England (now the FSA) pursuant to the Banking Consolidation Directive entitling it to operate through a European branch network and operate branches in 11 countries. In many other locations where we operate, governmental authorities require us to obtain licenses to conduct our business.
Regulatory Compliance Status
We believe that we maintain all material licenses and permits required for our current operations and are in compliance with all material laws and regulations applicable to us and our operations. Failure to satisfy those legal and regulatory requirements could have a material adverse effect on our operations, financial condition, and liquidity. Further, the adoption of new laws or regulations, or the revision of existing laws and regulations, could have a material adverse effect on our operations, financial condition, and liquidity.
We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance. Through our governmental relations efforts, we also attempt to participate in the legislative and administrative rule-making process on regulatory initiatives that impact finance companies. The cost of our ongoing compliance efforts has not had a material adverse effect on our operations, financial condition, or liquidity.

Item 1. Business (Continued)
Transactions with Ford and Affiliates
On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement (“Support Agreement”) (formerly known as the Amended and Restated Profit Maintenance Agreement). Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1. A copy of the Support Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and is incorporated by reference herein as an exhibit. No capital contributions have been made to us pursuant to the Support Agreement. In addition, we have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2006 through 2008 periods.
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
More information about transactions between us and Ford and other affiliates is contained in Note 17 of our Notes to the Financial Statements, “Business — Overview”, “Business — Retail Financing”, “Business — Other Financing” and the description of Ford’s business in Exhibit 99.

ITEM 1A. RISK FACTORS
We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:
A Prolonged Disruption of the Debt and Securitization Markets — As a result of the global credit crisis, the disruption in the debt and securitization markets that began in August 2007 increased significantly in September 2008 and is continuing. The government-sponsored programs that are intended to improve conditions in the credit markets (e.g., the U.S. Federal Reserve’s Commercial Paper Funding Facility — “CPFF”) may not be successful in the near-term. Moreover, it is possible that the disruption could continue beyond the conclusion of the government-sponsored programs. The government has announced additional programs, including the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”), but these facilities have not yet become operational, and may not provide sufficient assistance to fully reopen the securitization markets. Due to the present global credit crisis and our limited access to public and private securitization markets, we expect the majority of our funding in 2009 will consist of eligible issuances pursuant to government-sponsored programs. If these programs are not available or workable and the disruption in the debt and securitization markets continues, this would result in us further reducing the amount of receivables we purchase or originate. A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles. To the extent our ability to provide wholesale financing to Ford’s dealers or retail financing to those dealers’ customers is limited, Ford’s ability to sell vehicles would be adversely affected.
Inability to Access Debt, Securitization or Derivative Markets Around the World at Competitive Rates or in Sufficient Amounts due to Additional Credit Rating Downgrades, Market Volatility, Market Disruption or Otherwise — The lower credit ratings assigned to us have increased our unsecured borrowing costs and have caused our access to the unsecured debt markets to be more restricted. In response, we have increased our use of securitization and other sources of liquidity. Our ability to obtain funding under our committed asset-backed liquidity programs and certain other asset-backed securitizations is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain appropriate credit ratings and derivatives to manage the interest rate risk. Over time, and particularly in the event of any further credit rating downgrades, market volatility, market disruption, or otherwise, we may need to reduce the amount of receivables we purchase or originate. In addition, we would need to reduce the amount of receivables we purchase or originate if there is a significant decline in the demand for the types of securities we offer or we are unable to obtain derivatives to manage the interest rate risk associated with our securitizations. A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles. For additional information on market risk, refer to the “Market Risk” section of Item 7A of Part II of our 10-K Report.
Higher-Than-Expected Credit Losses — Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors, including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used vehicle prices) has a significant impact on our business. Our credit losses could exceed our expectations and adversely affect our financial condition and results of operations.
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

Item 1A. Risk Factors (Continued)
Increased Competition from Banks or Other Financial Institutions Seeking to Increase Their Share of Financing Ford Vehicles — No single company is a dominant force in the automotive finance industry. Most of our bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. In addition, we may face increased competition on wholesale financing for Ford dealers. Competition from such competitors with lower borrowing costs may increase, which could adversely affect our profitability and the volume of our business.
Fluctuations in Foreign Currency Exchange Rates and Interest Rates — We are exposed to the effects of changes in foreign currency exchange rates and interest rates. Changes in currency exchange rates and interest rates cannot always be predicted or hedged. In addition, the global credit crisis and deterioration of our credit ratings have significantly reduced our ability to obtain derivatives to manage these risks. As a result, substantial unfavorable changes in foreign currency exchange rates or interest rates could have a substantial adverse effect on our financial condition and results of operation.
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
New or Increased Credit, Consumer or Data Protection, or Other Regulations Could Result in Higher Costs and/or Additional Financing Restrictions — As a finance company, we are highly regulated by governmental authorities in the locations where we operate. In the United States, our operations are subject to regulation, supervision and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act. In some countries outside the United States, our subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Efforts to comply with these laws and regulations impose significant costs on us, and affect the conduct of our business. Additional regulation could add significant cost or operational constraints that might impair the profitability of our business.
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

Item 1A. Risk Factors (Continued)
Inability to Obtain an Industrial Bank Charter or Otherwise Obtain Competitive Funding — We are pursuing an industrial bank charter from the State of Utah. Such a charter requires approval from the Federal Deposit Insurance Corporation (“FDIC”) to obtain federal deposit insurance. Other automotive captive finance companies have industrial banks that provide them with access to relatively low-cost FDIC-insured deposit funding. If these finance companies have access to FDIC-insured or other government funding programs and we do not, then our ability to support the sale of Ford vehicles at competitive rates could be adversely affected.
We Have Significant Exposure to Ford — At December 31, 2008, in the United States and Canada, Ford is obligated to pay us $2.5 billion of interest supplements (including supplements related to sold receivables) and about $450 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with $5.4 billion of interest supplements and about $900 million of residual value support at December 31, 2007, in each case for contracts purchased prior to January 1, 2008. The interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate. In the event Ford is unable to pay, fails to pay or is delayed in paying these amounts or any other obligations to us, our profitability, financial condition, and cash flow could be adversely affected. We have agreed with Ford that in the event Ford fails to pay its interest supplement or residual value support obligations to us, we may set-off our obligations to Ford against these obligations to us.
Failure of Financial Institutions to Fulfill Commitments Under Committed Credit and Liquidity Facilities — As included in the “Liquidity” section of Item 7 of Part II of our 10-K Report, at December 31, 2008, we had $8.1 billion of committed liquidity programs, asset-backed commercial paper, and credit facilities available for use for which we pay commitment fees. To the extent the financial institutions that provide these committed facilities and programs were to default on their obligation to fund the commitments, these facilities and programs would not be available to us.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have none to report.
ITEM 2. PROPERTIES
We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England, from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2008, our total future rental commitment under leases of real property was $90 million.
We operate in the United States through six regional business centers. Additionally, we do business in all provinces in Canada through one regional business center and a satellite origination center in Toronto.
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
In January 2009, we announced our plan to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. This restructuring will include migrating most of the Henderson and Irving business center functions to the Colorado Springs and Nashville regional business centers. Loss prevention and some support functions will remain in Henderson and Irving and they will become specialty service centers.

ITEM 3. LEGAL PROCEEDINGS
We are subject to legal actions, governmental investigations, and other proceedings and claims relating to state and federal laws concerning finance and insurance, employment-related matters, personal injury matters, investor matters, financial reporting matters, and other contractual relationships. Some of these matters are class actions or matters where the plaintiffs are seeking class action status. Some of these matters may involve claims for compensatory, punitive or treble damages and attorneys’ fees in very large amounts, or request other relief which, if granted, would require very large expenditures. We have no significant pending legal proceedings.
Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2008 with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, and liquidity.
In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our operations, financial condition, and liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2008 10-K Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Required.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2008, all of our Shares were owned by Ford Holdings, LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2008, and there is no market for our Shares. In 2008 and 2007, we did not pay any regular distributions or dividends. Our Shares are pledged as collateral for Ford’s secured credit facilities.
ITEM 6. SELECTED FINANCIAL DATA
Not Required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
Overview
Our primary objective remains to profitably and consistently support the sale of Ford, Lincoln, Mercury, and Volvo vehicles. Meeting this objective in 2008 was more difficult due to: the adverse impact of the worldwide credit crisis on the capital markets; a decline in consumer confidence and spending; a decline in used vehicle auction values; higher repossessions; and the impact of our declining receivables on our ability to maintain a competitive cost structure.
Despite these challenges, we have been able to fund our business and support the sale of Ford vehicles. We have accomplished this by: using our committed liquidity programs and government-sponsored funding programs in the United States and Europe; reducing our receivables; maintaining consistent risk management practices; and restructuring our business to maintain a competitive cost structure.
The Challenging Economic Environment
Consistent with the overall market, we have been impacted by volatility and disruptions in the capital markets since August 2007, particularly the asset-backed securities market where we obtain the majority of our funding. We now face the increased challenges of the global credit crisis, including reduced access to capital markets, increases in the credit spreads associated with our funding, higher renewal costs for our committed liquidity programs, greater enhancements for our securitizations, and a reduction in our capacity to obtain derivatives to manage market risk, including interest rate risk.
Declining consumer confidence and increasing unemployment have contributed to lower consumer spending and reduced vehicle demand. Sales of new vehicles in the United States declined about 20% in 2008 compared with 2007. Significant increases in gasoline prices in the first half of 2008 contributed to this decline. These price increases resulted in lower demand for full-size trucks and traditional sport utility vehicles, which also resulted in lower used vehicle auction values. These lower values contributed to an impairment charge to our North America operating lease portfolio and significant increases to our provision for credit losses. Our provision for credit losses also increased due to higher repossessions in our retail installment and lease portfolio.
Our Response
Most of our funding during the second half of 2008 was completed through our committed liquidity programs and government-sponsored funding programs due to limited access to public and private securitization markets. Through December 31, 2008, we sold $7 billion of FCAR Owner Trust retail securitization program (“FCAR”) asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). In addition, as of December 31, 2008, FCE Bank plc (“FCE”) accessed $1.1 billion of short-term funding under the European Central Bank’s (“ECB”) open market operations program under which obligations are backed by either notes or receivables. We plan to continue utilizing existing government-sponsored funding programs (i.e., CPFF and ECB) and expect to use new programs for which we are eligible (e.g., Term Asset-Backed Securities Loan Facility — “TALF”). For additional information on our use of these programs, refer to the “Funding” and “Liquidity” sections of Item 7 of Part II of our 10-K Report.
Our funding requirements have decreased as managed receivables declined to $118 billion at December 31, 2008 from $148 billion at year-end 2007. In 2008, as part of our commitment to support the sale of Ford vehicles, Jaguar, Land Rover, and Mazda began to transition their financing to other sources. We also continued our strategy to execute divestitures and alternative business arrangements in certain international markets where securitization and other funding availability was limited. Additionally, lower global automotive industry sales resulted in fewer originations of receivables. We will continue to explore alternative business arrangements and divestitures. For additional information on our divestitures in 2008, refer to Note 14 of our Notes to the Financial Statements.
For our retail and lease business, our primary focus is on retail installment sale financing. While we continue to offer leasing to customers who prefer this product, lower auction values and the present funding environment have made leasing less economical for us, Ford, and our customers. This has contributed to a reduction in our lease originations and over time will reduce our residual risk exposure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We continue to maintain consistent risk management practices, and continuously strive to improve our origination and servicing capabilities. For our retail and lease business, we use our risk management experience to test large sample sizes in developing proprietary origination scoring models which outperform generic scoring models. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and historical payment patterns. These models allow for more focused collection activity on higher risk accounts and further refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. For our wholesale and dealer loan business, lower industry sales are having a significant adverse effect on dealer profitability and creditworthiness. Our proprietary commercial risk scorecards use historical experience to predict a dealer’s ability to meet its financial obligations. We review our scorecards annually so that they continue to be highly predictive in the segmentation of dealer risk. In 2008, we enhanced our risk management processes to mitigate dealer portfolio risk and to better focus on higher risk dealers. Risk governance, inventory audit, and credit watch processes were also enhanced. These actions are in addition to the monthly monitoring process already in place for all dealers, allowing us to respond rapidly to dealers with deteriorating financial performance. The credit quality of our retail and lease originations remains high and our servicing practices remain sound. While our 2008 charge-offs are higher compared with 2007, they are below our historical peak in 2002.
We are also taking steps to maintain a competitive cost structure. In January 2009, we announced our plan to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. The restructuring will affect servicing, sales, and central operations. We will eliminate about 1,200 staff and agency positions, or about 20% of our U.S. staff. The reductions will occur in 2009 through attrition, retirements, and involuntary separations. Restructuring in locations outside of the United States will continue as appropriate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Results of Operations
Generation of Revenue, Income and Cash
The principal factors that influence our earnings are the amount and mix of finance receivables and net investment in operating leases and financing margins. The performance of these receivables and leases over time, mainly through the impact of credit losses and variations in the residual value of leased vehicles, also affects our earnings.
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
Business Performance
We review our business performance from several perspectives, including:
•	On-balance sheet basis — includes the receivables and leases we own and securitized receivables and leases that remain on our balance sheet (includes other structured financings and factoring transactions that have features similar to securitizations);
•	Securitized off-balance sheet basis — includes receivables sold in securitization transactions that, when sold, do not remain on our balance sheet;
•	Managed basis — includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables, and securitized off-balance sheet receivables that we continue to service; and
•	Serviced basis — includes managed receivables and leases, and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.
We analyze our financial performance primarily on a managed and on-balance sheet basis. We retain interests in receivables sold in off-balance sheet securitizations and, with respect to subordinated retained interests, we have credit risk. As a result, we evaluate credit losses, receivables, and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. To evaluate the performance of these activities, we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.
We measure the performance of our North America Segment and our International Segment primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. For additional information regarding our segments, see Note 18 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Impairment of Net Investment in Operating Leases
Second Quarter 2008
During the second quarter of 2008, higher fuel prices and the weak economic climate in North America resulted in a pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles. This shift in consumer preferences combined with a weak economic climate caused a significant reduction in auction values, in particular for used full-size trucks and traditional sport utility vehicles. At the end of the quarter, we completed our quarterly North America operating lease portfolio adequacy study for accumulated depreciation and projected that lease-end residual values would be significantly lower than previously expected for full-size trucks and traditional sport utility vehicles.
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
At the time of the impairment, we estimated that a one percent decrease in the auction value of the impaired vehicles assumed in the impairment testing would have decreased the fair value estimate by about $50 million. A one percentage point increase in the return rate of the impaired vehicles assumed in the impairment testing would have decreased the fair value estimate by about $30 million. A one percentage point increase in the discount rate assumed in the impairment testing would have decreased the fair value estimate by about $100 million.
Second Half 2008 Update
Fuel prices declined in the second half of 2008; however, we believe that the pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles is permanent. The economic climate weakened further in the second half of 2008 and auction values have also declined, primarily attributable to cars and crossover vehicles. We expect auction values of smaller, more fuel-efficient vehicles to improve in the future; however, in accordance with our normal process, we reviewed the adequacy of our accumulated depreciation and, during the second half of 2008, increased our depreciation rates on certain vehicles within our operating lease portfolio as appropriate. For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 10-K Report.
Although at this time we do not anticipate additional impairment charges, a deterioration of the business climate would impact the assumptions we use in future impairment testing and could result in additional impairments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Full Year 2008 Compared with Full Year 2007
In 2008, our net loss was $1.5 billion, compared with net income of $775 million in 2007. On a pre-tax basis, we incurred a loss of $2.6 billion in 2008, compared with earnings of $1.2 billion in 2007. The decrease in pre-tax earnings primarily reflected the significant decline in used vehicle auction values during 2008. This decline in auction values contributed to:
•	An impairment charge to our North America Segment operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion);
•	A higher provision for credit losses (about $1.2 billion); and
•	Higher depreciation expense for leased vehicles (about $700 million).
Other factors to explain the decrease in pre-tax earnings included:
•	Lower volume primarily related to lower average receivables (about $300 million);
•	Higher net losses related to market valuation adjustments to derivatives (about $200 million); and
•	The non-recurrence of the gain related to the sale of a majority of our interest in AB Volvofinans (about $100 million);
These factors were offset partially by:
•	Higher financing margin primarily attributable to lower borrowing costs (about $200 million);
•	The non-recurrence of costs associated with our North American business transformation initiative (about $200 million);
•	Lower expenses primarily reflecting improved operating costs (about $300 million); and
•	A gain related to the sale of approximately half of our ownership interest in our Nordic operations (about $100 million).
In 2008 and 2007, pre-tax earnings included net losses related to market valuation adjustments to derivatives (unallocated risk management in the table below) of $317 million and $108 million, respectively.
Results of our operations by business segment for 2008 and 2007 are shown below:

	Full Year
			2008
			Over/(Under)
	2008	2007	2007
		(in millions)
Income/(Loss) before income taxes
North America Segment	$(2,749)	$701	$(3,450)
International Segment	507	622	(115)
Unallocated risk management	(317)	(108)	(209)

Income/(Loss) before income taxes	(2,559)	1,215	(3,774)
Provision for/(Benefit from) income taxes, Minority interests in net income of subsidiaries, and Gain on disposal of discontinued operations	(1,023)	440	(1,463)

Net income/(loss)	$(1,536)	$775	$(2,311)

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
The decrease in International Segment pre-tax earnings primarily reflected lower volume and financing margin, a higher provision for credit losses, the non-recurrence of a gain related to the sale of a majority of our interest in AB Volvofinans, and higher reserves for residual based products, offset partially by gains related to the sale of our ownership interests in several operations, lower operating costs, and changes in currency exchange rates.
The change in unallocated risk management income reflected higher net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management segment, see Note 18 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Full Year 2007 Compared with Full Year 2006
In 2007, net income was $775 million, down $508 million from 2006. On a pre-tax basis, we earned $1,215 million in 2007, down $738 million from 2006.
The decrease in pre-tax earnings primarily reflected:
•	A higher provision for credit losses primarily related to the non-recurrence of credit loss reserve reductions (about $500 million);
•	Lower financing margin primarily related to higher borrowing costs (about $400 million);
•	Unfavorable lease residual performance reflected in higher depreciation expense for leased vehicles (about $400 million); and
•	Higher other costs primarily due to our North American business transformation initiative (about $100 million).
These factors were offset partially by:
•	Lower expenses primarily reflecting improved operating costs (about $400 million); and
•	Lower net losses related to market valuation adjustments to derivatives (about $300 million).
In 2007 and 2006, pre-tax earnings included net losses related to market valuation adjustments to derivatives (unallocated risk management in the table below) of $108 million and $448 million, respectively.
Results of our operations by business segment for 2007 and 2006 are shown below:

	Full Year
			2007
			Over/(Under)
	2007	2006	2006
		(in millions)
Income before income taxes
North America Segment	$701	$1,729	$(1,028)
International Segment	622	672	(50)
Unallocated risk management	(108)	(448)	340

Income before income taxes	1,215	1,953	(738)
Provision for income taxes, Minority interests in net income of subsidiaries and Gain on disposal of discontinued operations	440	670	(230)

Net income	$775	$1,283	$(508)

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
The decrease in International Segment pre-tax earnings primarily reflected lower financing margin primarily reflecting higher borrowing costs, offset partially by a gain related to the sale of a majority of our interest in AB Volvofinans, which finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden, a lower provision for credit losses, favorable currency exchange rates, and lower operating costs.
The change in unallocated risk management income reflected lower net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. In the fourth quarter of 2007, we recorded a $55 million unfavorable cumulative adjustment to correct the valuation related to certain interest rate swaps. The impact on previously issued annual and interim financial statements and 2007 full year income was not material. For additional information on our unallocated risk management segment, see Note 18 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Full Year
	2008	2007	2006
	(in thousands)
North America Segment
United States	1,043	1,256	1,574
Canada	149	186	189

Total North America Segment	1,192	1,442	1,763

International Segment
Europe	629	696	711
Other international	129	207	233

Total International Segment	758	903	944

Total contract placement volume	1,950	2,345	2,707

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Full Year
	2008	2007	2006
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	39%	38%	44%
Wholesale	77	78	80

Europe
Financing share — Ford
Retail installment and lease	28%	26%	27%
Wholesale	98	96	95
North America Segment
In 2008, our total contract placement volumes were 1.2 million, down 250,000 contracts from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, due primarily to lower U.S. industry volumes and lower Ford market share.
International Segment
In 2008, our total contract placement volumes were 758,000, down 145,000 contracts from a year ago. This decrease primarily reflected the divestiture of our Japanese operation, and lower volumes in Germany, Spain, and Mexico.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	December 31,
	2008	2007	2006
		(in billions)
Receivables
On-Balance Sheet
Finance receivables
North America Segment
Retail installment	$49.5	$52.2	$51.7
Wholesale	14.0	18.6	19.4
Other	2.2	2.6	3.0

Total North America Segment — finance receivables	65.7	73.4	74.1
International Segment
Retail installment	16.0	22.0	19.7
Wholesale	13.7	16.2	15.8
Other	0.6	0.8	0.8

Total International Segment — finance receivables	30.3	39.0	36.3
Unearned interest supplements	(1.3)	—	—
Allowance for credit losses	(1.4)	(1.0)	(1.0)

Finance receivables, net	93.3	111.4	109.4
Net investment in operating leases	22.5	29.7	25.9

Total on-balance sheet (a)(b)	$115.8	$141.1	$135.3

Securitized Off-Balance Sheet — Retail
North America Segment	$0.4	$5.0	$9.8
International Segment	0.2	1.0	2.4

Total securitized off-balance sheet — retail	$0.6	$6.0	$12.2

Managed
Finance receivables
North America Segment
Retail installment	$49.9	$57.2	$61.5
Wholesale	14.0	18.6	19.4
Other	2.2	2.6	3.0

Total North America Segment — finance receivables	66.1	78.4	83.9
International Segment
Retail installment	16.2	23.0	22.1
Wholesale	13.7	16.2	15.8
Other	0.6	0.8	0.8

Total International Segment — finance receivables	30.5	40.0	38.7
Allowance for credit losses	(1.4)	(1.0)	(1.0)

Managed finance receivables, net	95.2	117.4	121.6
Net investment in operating leases	22.5	29.7	25.9

Total managed (c)	$117.7	$147.1	$147.5

Serviced	$118.0	$148.0	$149.5

(a)	At December 31, 2008 and 2007, includes finance receivables of $73.7 billion and $67.2 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at December 31, 2008 and 2007, includes net investment in operating leases of $15.6 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. For additional information on our securitizations, refer to the “Securitizations” section of Item 7 of Part II of our 10-K Report.

(b)	Includes allowance for credit losses of $1.7 billion and $1.1 billion at December 31, 2008 and 2007, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.
Managed receivables decreased from year-end 2007, primarily reflecting lower North America receivables (mainly due to lower Ford vehicle sales), changes in currency exchange rates, the impact of divestitures and alternative business arrangements, and the second quarter 2008 impairment charge for our North America operating leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. At December 31, 2008, the amount of unearned interest supplements for finance receivables was $1.3 billion included in Finance receivables, net and the amount of unearned interest supplements and residual value support payments for net investment in operating leases was $1.3 billion included in Other liabilities and deferred income.
At December 31, 2008, in the United States and Canada, Ford is obligated to pay us $2.5 billion of interest supplements (including supplements related to sold receivables) and about $450 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with $5.4 billion of interest supplements and about $900 million of residual value support at December 31, 2007, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate. For additional information on our finance receivables and net investment in operating leases, refer to Notes 1, 4, and 5 of our Notes to the Financial Statements.
Credit Risk
Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our retail installment and lease and wholesale and dealer loan portfolios to balance our level of risk and return. The allowance for credit losses reflected on our balance sheet is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. During 2008, we updated our assumptions to reflect higher severities due to lower auction values, which increased our allowance for credit losses by about $210 million at December 31, 2008. For addition information on severity, refer to the “Critical Accounting Estimates — Allowance for Credit Losses” section of Item 7 of Part II of our 10-K Report.
In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. As of December 31, 2008, about 4% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, about the same as year-end 2007.

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

	Full Year
	2008	2007	2006
	(in millions)
Charge-offs

On-Balance Sheet
Retail installment and lease	$1,089	$608	$465
Wholesale	29	17	44
Other	17	7	14

Total on-balance sheet	$1,135	$632	$523

Reacquired Receivables (retail)*	$—	$0	$2

Securitized Off-Balance Sheet
Retail installment and lease	$31	$65	$84
Wholesale	—	—	—
Other	—	—	—

Total securitized off-balance sheet	$31	$65	$84

Managed
Retail installment and lease	$1,120	$673	$551
Wholesale	29	17	44
Other	17	7	14

Total managed	$1,166	$697	$609

Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	1.10%	0.60%	0.50%
Wholesale	0.09	0.05	0.12
Total including other	0.84%	0.46%	0.39%

Managed
Retail installment and lease	1.10%	0.61%	0.51%
Wholesale	0.09	0.05	0.12
Total including other	0.84%	0.47%	0.41%

*	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of our FCAR program in the second quarter of 2003.
Most of our charge-offs are related to retail installment sale and lease contracts. Charge-offs depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other losses associated with impaired accounts and unrecoverable vehicles. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts.
Charge-offs and loss-to-receivables ratios for our on-balance sheet and managed portfolios increased from a year ago. These increases primarily reflected higher severity and higher repossessions in the retail installment and lease portfolio, higher unrecoverable vehicles and other losses and lower recoveries. The higher severity is mainly due to lower auction values in the used vehicle market, an increase in the amount financed, and a higher mix of 72-month contracts. Wholesale and dealer loan charge-offs increased from a year ago, primarily reflecting an increase in dealer defaults.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 62% of our worldwide managed portfolio of retail installment receivables and net investment in operating leases at December 31, 2008. Trends and causal factors are consistent with the worldwide results, with repossessions up 7,000 units in 2008 from a year ago, reflecting the weak economic environment. Severity was higher by $2,500 per unit from a year ago, consistent with the deterioration in used vehicle prices, an increase in amount financed for vehicles repossessed in our portfolio, and a higher mix of 72-month contracts.

	Full Year
	2008	2007	2006
On-Balance Sheet
Charge-offs (in millions)	$775	$431	$309
Loss-to-receivables ratios	1.36%	0.74%	0.56%

Managed
Charge-offs (in millions)	$796	$474	$370
Loss-to-receivables ratios	1.35%	0.73%	0.57%

Other Metrics — Serviced
Repossessions (in thousands)	81	74	82
Repossession ratios (a)	2.30%	1.89%	1.94%
Severity (average loss per repossession)	$9,900	$7,400	$6,300
New bankruptcy filings (in thousands)	37	27	21
Over-60 day delinquency ratio (b)	0.24%	0.19%	0.16%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
Allowance for Credit Losses
Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in the “Critical Accounting Estimates — Allowance for Credit Losses” section of Item 7 of Part II of our 10-K Report.

	December 31,
	2008	2007	2006
	(in billions)
Allowance for Credit Losses
Retail installment and lease	$1.6	$1.0	$1.0
Wholesale	0.1	0.1	0.1
Other	*	*	*

Total allowance for credit losses	$1.7	$1.1	$1.1

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.82%	0.99%	1.05%
Wholesale	0.20	0.17	0.22
Total including other	1.40%	0.77%	0.81%

*	Less than $50 million.
Our allowance for credit losses totaled $1.7 billion at December 31, 2008, including about $210 million to reflect higher severities consistent with our updated assumptions due to lower auction values during 2008. The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels. While the credit quality of our retail and lease originations remains high, our allowance for credit losses has increased from 2007, consistent with the recent declines in auction values.

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
In the second quarter of 2008, higher fuel prices and the weak economic climate in North America resulted in a pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles. This shift in preferences caused a significant reduction in auction values. As a result of these market factors and our 2008 second quarter adequacy study results, we recorded a pre-tax impairment charge of $2.1 billion representing the amount by which the carrying value of certain vehicle lines in our lease portfolio exceeded their fair value.
Fuel prices declined in the second half of 2008; however, we believe that the pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles is permanent. The economic climate weakened further in the second half of 2008 and auction values have also declined, primarily attributable to cars and crossover vehicles. We expect auction values of smaller, more fuel-efficient vehicles to improve in the future; however, in accordance with our normal process, we reviewed the adequacy of our accumulated depreciation and, during the second half of 2008, increased our depreciation rates on certain vehicles within our operating lease portfolio as appropriate.
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
The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for about 98% of our total investment in operating leases at December 31, 2008:

	Full Year
	2008	2007	2006
	(in thousands)
Placements	317	484	443
Terminations	381	378	331
Returns	327	300	237

Memo:
Return rates	86%	79%	72%
In 2008, placement volumes were down 167,000 units compared with 2007, primarily reflecting lower industry volumes, lower Ford market share, and changes in Ford’s marketing programs which emphasized retail installment sale contracts. Termination and return volumes increased 3,000 units and 27,000 units, respectively, compared with last year, primarily reflecting growth in lease placements since 2004 and higher return rates, consistent with auction values that were lower than expected at the time of contract purchase and a general shift in consumer preferences away from full-size trucks and traditional sport utility vehicles.
While we continue to offer leasing to customers who prefer this product, lower auction values and the present funding environment have made leasing less economical for us and for consumers. This has contributed to a reduction in our lease originations and over time will reduce our residual risk exposure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant fourth quarter 2008 vehicle mix for lease terms comprising about 65% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Full Year
	2008	2007	2006
	(in thousands)
Returns
24-Month term	88	85	55
36-Month term	61	58	57
39-Month/Other term	19	34	13

Total returns	168	177	125

Memo:
Return rates	88%	83%	74%

Auction Values at Constant Fourth Quarter 2008 Vehicle Mix
24-Month term	$14,970	$17,475	$17,165
36-Month term	12,600	14,575	15,265
In 2008, Ford, Lincoln and Mercury brand U.S. return volumes were down 9,000 units compared with 2007, primarily reflecting a shift in lease term placement mix from 24-month to 36-month in 2006, partially offset by higher return rates. Auction values at constant fourth quarter 2008 mix were down $2,505 per unit from 2007 levels for vehicles under 24-month leases, and down $1,975 for vehicles under 36-month leases, primarily reflecting the overall auction value deterioration in the used vehicle market and a shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles.

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
In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by Ford, other sources, and us. Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. Credit ratings assigned to us from all of the NRSROs are closely associated with their opinions on Ford. These lower ratings assigned to us over the past several years are primarily a reflection of those opinions, including concerns regarding Ford’s automotive cash flow and profitability, declining market share and product portfolio strength, excess industry capacity, and industry pricing pressure.
The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings and the outlook assigned to us since January 2006:

NRSRO DEBT RATINGS
	DBRS			Fitch			Moody’s			S&P
Date	Long-Term	Short-Term*	Trend	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook	Long-Term**	Short-Term	Outlook
Jan. 2006	BB	R-4	Negative	BB+	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative
Mar. 2006	BB	R-4	Negative	BB	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative
June 2006	BB	R-4	Negative	BB	B	Negative	Ba2	NP	Negative	B+	B-2	Negative
July 2006	BB (low)	R-4	Negative	BB	B	Negative	Ba3	NP	Negative	B+	B-2	Negative
Aug. 2006	BB (low)	R-4	Negative	BB-	B	Negative	Ba3	NP	Negative	B+	B-2	Negative
Sep. 2006	B (high)	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative
Nov. 2006	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative
Nov. 2007	B	R-4	Stable	BB-	B	Negative	B1	NP	Stable	B	B-3	Stable
June 2008	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative
July 2008	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B-	NR	Negative
Aug. 2008	B	R-4	Negative	B+	B	Negative	B1	NP	Negative	B-	NR	Negative
Oct. 2008	B	R-4	Negative	B-	C	Negative	B2	NP	Negative	B-	NR	Negative
Nov. 2008	B (low)	R-5	Negative	B-	C	Negative	B3	NP	Negative	CCC+	NR	Negative
Dec. 2008	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+	NR	Negative

*	In September 2006, DBRS revised certain rating categories used to rate commercial paper and other short-term debt instruments. This included changing the rating category of R-3 (high), the rating assigned to us as of January 2006, to R-4. The rating revision is related to the redefinition of the rating categories and does not reflect a change in the DBRS opinion regarding the credit quality of these debts.

**	In July 2006, S&P assigned FCE a long-term rating of BB-, a one notch positive differential versus Ford Credit. This differential remains, with FCE’s present long-term rating at B-.
The NRSROs also assign ratings to our public securitizations and some of our private securitizations. In November 2008, Moody’s downgraded certain notes of our rated private U.S. lease securitizations and placed under review for possible downgrade certain notes of our rated U.S. lease and wholesale securitizations. Additionally, S&P downgraded our rated Canada wholesale securitization and placed both our rated U.S. and Canada wholesale securitizations on watch negative. In December 2008, Moody’s downgraded certain notes in nine of FCE’s securitizations including three public retail securitizations and the remainder private retail, lease, and wholesale securitizations. All FCE securitizations rated by Moody’s remain under review for possible downgrade. In January 2009, Moody’s downgraded certain notes of our rated U.S. lease and wholesale securitizations including several notes previously downgraded in November 2008. In February 2009, S&P downgraded certain notes of our rated U.S. and Canada wholesale securitizations, and Fitch placed all of our rated public U.S. and Canada wholesale securitizations on rating watch negative.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding
Overview
Our funding strategy is to maintain liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity. As a result of lower unsecured credit ratings assigned to us over the past few years, our unsecured funding costs have increased over time. While we continue to access the unsecured debt market when it makes sense to do so, we have increased our use of securitization funding as it has been more cost effective than unsecured funding and has allowed us access to a broad investor base. We plan to meet a significant portion of our 2009 funding requirements through securitizations, including the use of government-sponsored funding programs. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing). We are continuing to explore and execute such alternative business arrangements. We have applied for FDIC and State of Utah approval for an industrial loan corporation, which if approved will allow us to obtain funding by issuing FDIC-insured certificates of deposit.
Consistent with the overall market, we have been impacted by volatility and disruptions in the asset-backed securities markets since August 2007. We continue to face the challenges of the global credit crisis, including reduced access to public and private securitization markets, a significant increase in the credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on our committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitizations, shorter maturities in our public and private securitization issuances in certain circumstances, and a reduction in our capacity to obtain derivatives to manage market risk, including interest rate risk, in our securitization programs. Given present market conditions, we do not expect a significant near-term reduction in our credit spreads or the cost of renewing our committed liquidity programs. During 2008, about 55% of our committed capacity was up for renewal of which we renewed about 75%. During the second half of 2008, we had a renewal rate of about 60%, down from the first half of 2008 renewal rate of 90%. The renewals also required significantly higher spreads. About 70% of our committed capacity is up for renewal in 2009 and 8% is up for renewal in the first quarter of 2009. Given the nature of many of our asset-backed committed facilities, we have the ability to obtain term funding up to the time that the facilities mature. Any outstanding debt at the maturity of the facilities remains outstanding through the term of the underlying assets. Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain derivatives to manage the interest rate risk. For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 10-K Report.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control. If auction values for used vehicles weaken further or there is continued disruption in the market for the types of asset-backed securities used in our asset-backed funding, there will be increased risk to our funding plan. As a result, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate; this reduction could reduce our ongoing profits and adversely affect our ability to support the sale of Ford vehicles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Sources
Our funding sources include primarily securitizations and, to a limited extent, unsecured debt. We issue both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months.
We sponsor a number of securitization programs that can be structured to provide both short- and long-term funding through institutional investors in the United States and international capital markets. For additional information on our securitizations, refer to the “Securitizations” section of Item 7 of Part II of our 10-K Report.
We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, and other international markets. At December 31, 2008, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was about $2 billion. At present, all of our short-term credit ratings by NRSROs are below the Tier-2 category, and as a result we have limited access to the unsecured commercial paper market and our unsecured commercial paper cannot be held by money market funds. At December 31, 2008, the principal amount outstanding of our unsecured commercial paper was about $12 million.
We do not hold reserves specifically to fund the payment of any of our unsecured short-term funding obligations. Instead, we maintain multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which should be sufficient for our unsecured short-term funding obligations.
Government-Sponsored Funding Programs
Our near-term funding sources include government-sponsored funding programs. In October 2008, we registered to sell up to $16 billion of FCAR asset-backed commercial paper to the CPFF. Each sale under the CPFF is for a term of 90 days and sales can be made through October 30, 2009. Through December 31, 2008, we sold to the CPFF about $7 billion of FCAR asset-backed commercial paper. In addition, as of December 31, 2008, FCE had accessed $1.1 billion of short-term funding under the ECB open market operations program under which obligations are backed by either notes or receivables. In January 2009, the ECB announced an increase in the minimum ratings threshold required to access funding under this facility and the higher ratings requirement could reduce FCE’s level of funding from this facility.
In November 2008, the U.S. Federal Reserve announced the TALF pursuant to which the Federal Reserve Bank of New York will provide up to $200 billion of non-recourse loans to investors in highly-rated asset-backed securities who pledge these securities as collateral for the non-recourse loan. Asset-backed securities backed by automotive retail, lease, and wholesale finance receivables qualify for the TALF program. On February 10, 2009, this program was further expanded to $1 trillion by the Consumer & Business Lending Initiative as part of the Financial Stability Plan announced by the U.S. Treasury.
To be eligible for TALF, asset-backed securities must be issued after January 1, 2009 and all or substantially all of the underlying automotive finance receivables must have been originated on or after October 1, 2007. To appeal to a broad investor base for our asset-backed securities, we plan to make the majority of our 2009 U.S. asset-backed securitizations eligible for TALF, which would require that these securitizations have a credit rating in the highest long-term or short-term investment grade rating category from two or more major NRSROs (as designated by the U.S. Federal Reserve) and not have a credit rating below the highest investment grade rating category from any major NRSRO.
Wholesale securitization under the TALF program is limited to the amount of an issuer’s wholesale securitizations maturing in 2009, which for us this would limit our TALF-eligible wholesale issuances to $6.5 billion, assuming the relevant credit rating requirements are met. At this time, we do not meet the credit rating requirements under TALF and the ECB program for our wholesale securitizations, but we are working toward meeting the credit rating requirements in the near future. Our inability to obtain the necessary credit ratings for our issuances would limit our ability to finance wholesale receivables for Ford’s dealers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Due to the present global credit crisis and our limited access to public and private securitization markets, we expect the majority of our funding in 2009 will consist of eligible issuances pursuant to these government-sponsored programs.
In January 2009, the Canadian government announced the C$12 billion Canadian Secured Credit facility which is intended to provide asset-backed funding for automotive and commercial loans and leases. We plan to pursue funding under this program and any other global government-sponsored programs for which we are eligible.
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
In addition to enhancing our liquidity, one of the main reasons that we have increased our use of securitizations as a funding source over the last few years has been that spreads on our securitizations have been more stable and lower than those on our unsecured long-term debt funding. Prior to August 2007, our securitized funding spreads (which are based on the creditworthiness of the underlying securitized asset and enhancements) were not volatile, while our unsecured long-term spreads were volatile. Consistent with the overall market, we were impacted by volatility in the asset-backed securities markets beginning in the second half of 2007. We experienced higher spreads for several of our committed liquidity programs as well as our public and private issuances. In the first half of 2008, our spreads on the fixed rate notes offered in our U.S. public retail securitizations ranged between 80 and 200 basis points over the relevant benchmark rates (U.S. public retail securitizations were not offered in the second half of 2008). During 2008, our U.S. unsecured long-term debt funding spreads as measured by the five-year credit default swap market ranged between 690 basis points over LIBOR and more than 2,500 basis points over LIBOR.
Funding Portfolio
Our outstanding debt and off-balance sheet securitizations were as follows on the dates indicated:

	December 31,
	2008	2007	2006
	(in billions)
Debt
Asset-backed commercial paper (a)(b)	$11.5	$13.5	$16.5
Other asset-backed short-term debt (a)	5.6	5.2	1.2
Ford Interest Advantage	2.0	5.4	5.6
Unsecured commercial paper	0.0	0.5	0.4
Other short-term debt	1.0	1.5	2.1

Total short-term debt	20.1	26.1	25.8
Unsecured long-term debt (including notes payable within one year)	51.2	62.8	72.0
Asset-backed long-term debt (including notes payable within one year) (a)	55.2	50.5	41.9

Total debt	126.5	139.4	139.7

Off-Balance Sheet Securitizations
Securitized off-balance sheet portfolio	0.6	6.0	12.2
Retained interest	(0.1)	(0.7)	(1.0)

Total off-balance sheet securitizations	0.5	5.3	11.2

Total debt plus off-balance sheet securitizations	$127.0	$144.7	$150.9

Ratios
Securitized funding to managed receivables	62%	51%	48%
Short-term debt and notes payable within one year to total debt	50	43	43
Short-term debt and notes payable within one year to total capitalization	46	39	40

(a)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(b)	At December 31, 2008, includes $7 billion of asset-backed commercial paper sold to the CPFF.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
At December 31, 2008, unsecured long-term debt (including notes payable within one year) was down about $12 billion from year-end 2007, primarily reflecting about $14 billion of debt maturities and about a $1 billion decrease in the debt balance due to changes in currency exchange rates offset partially by about $3 billion of unsecured long-term debt issuance. Unsecured long-term debt maturities were as follows: 2009 — $16 billion; 2010 — $8 billion; 2011 — $12 billion; and the remainder thereafter. On October 15, 2008, holders of $2 billion of debt with an original maturity date of 2012 exercised their option to sell (put) the bonds back to us and receive full payment of their principal in April 2009. These bonds are reflected in the 2009 maturities. In 2008, we repurchased about $200 million par value of our unsecured debt with original maturity in the first half of 2009. From January 1, 2009 through February 25, 2009, we repurchased about $200 million par value of our unsecured debt with original maturity in the first half of 2009 and included in the maturities above. In addition, in 2008 Ford purchased about $500 million of our unsecured debt.
At December 31, 2008, asset-backed long-term debt (including notes payable within one year) was up about $5 billion from year-end 2007, reflecting asset-backed long-term debt issuance in excess of amortization of asset-backed debt. Securitized off-balance sheet funding was down about $5 billion from year-end 2007, reflecting the amortization of previous securitizations.
The following table shows worldwide cash, receivables, and related debt by segment and product for our on-balance sheet securitizations:

	2008			2007
			Related			Related
	Cash	Receivables	Debt	Cash	Receivables	Debt
			(in billions)
On-Balance Sheet Securitizations (a)
Finance Receivables
North America Segment
Retail installment	$2.2	$42.6	$35.2	$1.4	$32.1	$28.1
Wholesale (b)	0.3	13.3	11.1	0.2	16.7	11.7

Total North America Segment — finance receivables	2.5	55.9	46.3	1.6	48.8	39.8
International Segment
Retail installment	1.1	9.0	7.4	1.3	9.6	8.8
Wholesale (b)	0.9	8.8	6.5	0.6	8.8	6.3

Total International Segment — finance receivables	2.0	17.8	13.9	1.9	18.4	15.1

Total finance receivables	4.5	73.7	60.2	3.5	67.2	54.9
Net investment in operating leases	1.0	15.6	12.0	1.2	18.9	14.3

Total on-balance sheet arrangements	$5.5	$89.3	$72.2	$4.7	$86.1	$69.2

(a)	Most of our securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in our financial statements. Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. For additional information on our on-balance sheet securitizations, see Note 7 of our Notes to the Financial Statements.

(b)	The amount of our participation interest fluctuates based on the outstanding receivable and debt levels of the respective trusts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Term Funding Plan
The following table shows our public and private term funding issuances in 2007 and 2008 and our planned issuances for 2009:

	2009
	Forecast	2008	2007
		(in billions)
Public Term Funding
Unsecured	$0 – 2	$2	$6
Securitizations (a)	5 – 10	11	6

Total public term funding	$5 – 12	$13	$12

Private Term Funding (b)	$10 – 15	$29	$28

(a)	Reflects new issuance; excludes other structured financings.

(b)	Includes private term debt, securitizations, other structured financings, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper programs.
In 2008, we completed about $13 billion of public term funding transactions, including: about $2 billion of unsecured long-term debt in the United States and Europe; about $9 billion of retail asset-backed securitizations in the United States; and the remainder consisting of a retail asset-backed securitization in Germany. We expect our full year 2009 public term funding requirements to be between $5 billion and $12 billion.
In 2008, we completed about $29 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program) in several markets. These private transactions included retail, wholesale, and lease asset-backed securitizations, and unsecured term debt. We expect our full year 2009 private term funding requirements to be between $10 billion and $15 billion including term debt, securitizations, other structured financings, and other term funding.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control. If credit markets continue to constrain term securitization funding, we will consider reducing our assets below the low-end of our projected year-end 2009 managed receivables balance (i.e., below $90 billion). For additional information on our projected year-end 2009 managed receivables, refer to the “Outlook” section of Item 7 of Part II of our 10-K Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity
We define liquidity as cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, FCAR program, and credit facilities), less asset-backed capacity in excess of eligible receivables and cash required to support on-balance sheet securitizations. We have multiple sources of liquidity, including committed asset-backed funding capacity beyond our present needs.

	December 31,
	2008	2007	2006
	(in billions)

Cash, cash equivalents, and marketable securities (a)	$23.6	$16.7	$21.8

Committed liquidity programs	$28.0	$36.8	$35.1	(b)
Asset-backed commercial paper (“FCAR”)	15.7	16.9	18.6
Asset-backed commercial paper (Motown NotesSM)	—	—	6.0
Credit facilities	2.0	3.0	3.8

Committed capacity	$45.7	$56.7	$63.5

Committed capacity and cash	$69.3	$73.4	$85.3	(b)
Less: Capacity in excess of eligible receivables	(4.8)	(4.7)	(15.2)
Less: Cash to support on-balance sheet securitizations	(5.5)	(4.7)	(3.7)

Liquidity	$59.0	$64.0	$66.4	(b)
Less: Utilization	(37.6)	(36.1)	(30.7)

Liquidity available for use	$21.4	$27.9	$35.7	(b)

(a)	Excludes marketable securities related to insurance activities.

(b)	As of January 1, 2007.
At December 31, 2008, the capacity of our liquidity sources and cash totaled $69.3 billion, of which $59.0 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $4.8 billion and cash required to support on-balance sheet securitizations of $5.5 billion). At December 31, 2008, $37.6 billion was utilized, leaving $21.4 billion, or about 18% of managed receivables, available for use (including $18.1 billion of cash, cash equivalents, and marketable securities and excluding marketable securities related to insurance activities). In addition to the $21.4 billion of liquidity available for use, the $4.8 billion of capacity in excess of eligible receivables provides us with an alternative to uncommitted sources for funding future purchases or originations and gives us flexibility to shift capacity to markets and asset classes where it can be used or absorb reductions in committed capacity.
Cash, Cash Equivalents and Marketable Securities. At December 31, 2008, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $23.6 billion, compared with $16.7 billion at year-end 2007. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, U.S. Treasury bills, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash balances include amounts to be used only to support our on-balance sheet securitizations of $5.5 billion at December 31, 2008 and $4.7 billion at December 31, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored conduits and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $24.0 billion at December 31, 2008 ($12.5 billion retail and $11.5 billion wholesale) of which $8.1 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $21.7 billion having maturities within the next twelve months (of which $7.3 billion relates to FCE commitments), and the balance having maturities between December 2010 and September 2011. In addition, we have a committed liquidity program for the purchase of up to $4.0 billion of asset-backed securities, which is committed until December 2010 that at our option can be supported with various retail, wholesale, or lease assets. As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in the second half of 2008, there is a risk to the renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate swaps for securitizations. For additional information on our committed liquidity programs, see Note 10 of our Notes to the Financial Statements.
Credit Facilities
Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	December 31,
	2008	2007	2006
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.3	$0.5	$1.1
FCE bank lines	1.7	2.5	2.7
Utilized amounts	(0.6)	(0.9)	(1.2)

Available credit facilities	$1.4	$2.1	$2.6

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$15.7	$16.9	$18.6
Motown NotesSM asset-backed commercial paper lines	—	0.3	0.3

Total asset-backed commercial paper lines	$15.7	$17.2	$18.9

At December 31, 2008, we and our subsidiaries, including FCE, had $2.0 billion of contractually committed unsecured credit facilities with financial institutions, of which $1.4 billion were available for use. In addition, at December 31, 2008, we had $15.7 billion of contractually committed liquidity facilities provided by banks to support our FCAR program. For additional information on our credit facilities, see Note 10 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Balance Sheet Liquidity Profile
We define our balance sheet liquidity profile as the cumulative maturities of our finance receivables, investment in operating leases and cash less the cumulative debt maturities over upcoming annual periods. The following table shows our balance sheet liquidity profile for the periods presented as of December 31, 2008:

	Cumulative Maturities
				Through
	Through	Through	Through	2012 and
	2009	2010	2011	Beyond
	(in billions)
Finance receivables (a), investment in operating leases (b) and cash (c)	$89.3	$116.5	$131.6	$142.4
Debt	(71.3)	(91.7)	(109.7)	(126.5)

Finance receivables, investment in operating leases and cash over/(under) debt	$18.0	$24.8	$21.9	$15.9

(a)	Finance receivables net of unearned income.

(b)	Investment in operating leases net of accumulated depreciation.

(c)	Cash includes cash, cash equivalents and marketable securities (excludes marketable securities related to insurance activities) at December 31, 2008.
Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases and cash. Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 4 and 10 of our Notes to the Financial Statements. The table above reflects the following adjustments to debt maturities in Note 10 to match all of the asset-backed debt maturities with the underlying asset maturities:
•	The 2009 maturities include all of the wholesale securitizations that otherwise extend beyond 2009; and
•	Retail and lease securitizations under certain committed liquidity programs are treated as amortizing on January 1, 2009 instead of amortizing after the contractual maturity of those committed liquidity programs that otherwise extend beyond January 1, 2009.
Liquidity Risks
Despite our diverse sources of liquidity, our ability to maintain this liquidity may be affected by the following factors:
•	Prolonged disruption of the debt and securitization markets;
•	Continuation of the global credit market volatility that began in August 2007;
•	Market capacity for Ford- and Ford Credit-sponsored investments;
•	General demand for the type of securities we offer;
•	Our ability to continue funding through asset-backed financing structures;
•	Performance of the underlying assets within our asset-backed financing structures;
•	Inability to obtain hedging instruments;
•	Accounting and regulatory changes;
•	Our ability to maintain credit facilities and renew committed liquidity programs; and
•	Credit ratings assigned to us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Securitizations
Overview
We securitize finance receivables and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding, and revolving structures. Our securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide. We completed our first securitization in 1988, and regularly securitize assets, purchased or originated, in the United States, Canada, Mexico, and Europe (including the United Kingdom, Germany, Spain, Italy, and France).
Most of our securitizations do not satisfy the requirements for accounting sale treatment, and the securitized assets and associated debt remain on our balance sheet. Some of our securitizations, however, do satisfy accounting sale treatment and are not reflected on our balance sheet in the same way as debt funding. All of our securitization transactions since January 2007 have been on-balance sheet transactions. Both on- and off-balance sheet securitizations have an effect on our financial condition, operating results, and liquidity.
We securitize our assets because the securitization market provides us with a lower cost source of funding compared with unsecured debt given our present credit ratings, and it diversifies our funding among different markets and investors. In the United States, we are generally able to obtain funding in two days for our unutilized capacity in most of our committed liquidity programs. New programs and new transaction structures typically require substantial development time before coming to market. As a result of ongoing market volatility, our ability to access non-committed sources is limited at this time. This market volatility has impacted the timing, amount, cost, enhancements, and types of securitizations we are able to complete.
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
Securitization SPEs have limited purposes and generally are only permitted to purchase the securitized assets, issue asset-backed securities, and make payments on the securities. Some SPEs, such as the trusts that issue securities backed by retail installment sale contracts, only issue a single series of securities and generally are dissolved when those securities have been paid in full. Other SPEs, such as the trusts that issue securities backed by wholesale receivables, issue multiple series of securities from time to time and are not dissolved until the last series of securities is paid in full.
Our use of SPEs in our securitizations is consistent with conventional practices in the securitization industry. We sponsor the SPEs used in all of our securitization programs with the exception of bank-sponsored conduits. None of our officers, directors, or employees holds any equity interests in our SPEs or receives any direct or indirect compensation from the SPEs. These SPEs do not own our Shares or shares of any of our affiliates.
Selection of Assets, Enhancements, and Retained Interests
In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction. For example, for securitizations of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing (e.g., when the obligor is not more than 30-days delinquent or bankrupt). Generally, we select the assets to be included in a particular securitization randomly from our entire portfolio of assets that satisfy the applicable eligibility criteria. Specific assets are usually not identified until the month in which the securitization occurs.
We provide various forms of credit enhancements to reduce the risk of loss for securitization investors. Credit enhancements include over-collateralization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), segregated cash reserve funds, subordinated securities, and excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities). We may also provide payment enhancements that increase the likelihood of the timely payment of interest and the payment of principal at maturity. Payment enhancements include yield supplement arrangements, interest rate swaps, liquidity facilities, and certain cash deposits. We have no direct exposure to monoline insurance companies (insurance companies that operate in a single industry and guarantee the timely repayment of bond principal and interest when an issuer defaults).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We retain interests in our securitization transactions, including senior and subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund), and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. We retain credit risk in securitizations because our retained interests include the most subordinated interests in the securitized assets and are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors. Based on past experience, we expect that any losses in the pool of securitized assets would likely be limited to our retained interests.
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
We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase their investments. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or make monetary contributions or contributions of additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. However, as the seller and servicer of the securitized assets, we are obligated to provide certain kinds of support to our securitizations, which are customary in the securitization industry. These obligations consist of indemnifications, repurchase obligations on assets that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional assets in revolving transactions, and, in some cases, servicer advances of interest shortfalls or other amounts.
Risks to Continued Funding under Securitization Programs
The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:
•	Retail Securitization – If the credit enhancement on any asset-backed security held by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and would wind down its operations. In addition, if credit losses or delinquencies in our portfolio of retail assets exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities for so long as such levels are exceeded.

•	Retail Conduits – If credit losses or delinquencies on the pool of assets held by a conduit exceed specified levels, or if the level of over-collateralization for such pool decreases below a specified level, we will not have the right to sell additional pools of assets to that conduit.

•	Wholesale Securitization – If the payment rates on wholesale receivables are lower than specified levels or if there are significant dealer defaults, we will be unable to obtain additional funding and any existing funding would begin to amortize.

•	Retail Warehouse – If credit losses or delinquencies in our portfolio of retail assets exceed specified levels, we will be unable to obtain additional funding from the securitization of retail installment sale contracts through our retail warehouse facility (i.e., a short-term credit facility under which draws are backed by the retail contracts).

•	Flat Revolving Structures in Europe – If credit losses or delinquencies on FCE’s assets used for these structures exceed specified levels, or if FCE fails to add the required amount of additional assets, or if cash reserves fall below certain levels, FCE will be unable to obtain additional funding and any existing funding would begin to amortize.

•	Variable Funding Note Structures in Europe – If credit losses or delinquencies on FCE’s assets used for these notes exceed specified levels, or if payment rates on FCE’s wholesale receivables are lower than specified levels, or if cash reserves fall below certain levels, FCE will be unable to obtain additional funding and any existing funding would begin to amortize.
In the past, these features have not limited our ability to use securitization to fund our operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition to the structural features discussed previously, our securitization programs may be affected by the following factors:
•	Market – Market disruption and volatility could impact investors’ acceptance of asset-backed securities and our ability to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts. For additional information on market risk, refer to the “Market Risk” section of Item 7A of Part II of our 10-K Report.
•	Market capacity for us and our sponsored investments – Investors may reach exposure limits and/or wish to diversify away from our risk.
•	General demand for the type of assets supporting the asset-backed securities – Investor desire for securities with different risk and/or yield characteristics could result in reduced demand for these types of investments.
•	Availability of committed liquidity facilities – Our ability to maintain committed liquidity facilities for any programs that require them.
•	Amount and credit quality of assets available – Lower overall asset levels or a higher proportion of non-performing assets could decrease the amount of assets available to securitize.
•	Performance of assets in our previous securitizations – If assets in our existing securitization transactions deteriorate significantly, we may not be able to access the market, particularly in public transactions where asset performance is publicly available and/or the costs to securitize may increase.
•	Accounting and regulatory changes – Such changes may result in temporary disruption or termination of one or more of our present programs which may or may not be able to be restructured or replaced.
•	Credit ratings – Credit ratings assigned to us may impact investors’ acceptance of our asset-backed securities.
•	Bankruptcy of Ford, Ford Credit, or FCE – A bankruptcy of Ford, Ford Credit, or FCE would cause certain of our funding transactions to amortize and result in a termination of certain liquidity commitments.
If, as a result of any of these or other factors, the cost of securitization funding were to increase significantly or funding through securitizations were no longer available to us, it would have a material adverse impact on our financial condition and results of operations, which could adversely affect our ability to support the sale of Ford’s vehicles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
On-Balance Sheet Arrangements
Most of our securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in our financial statements. We expect our future securitizations to be on-balance sheet. We believe on-balance sheet arrangements are more transparent to our investors. Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants. These assets are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. This debt is not our legal obligation or the legal obligation of our other subsidiaries.
At December 31, 2008 and 2007, the total outstanding principal amount of finance receivables and net investment in operating leases included in on-balance sheet securitizations was $89.3 billion and $86.1 billion, respectively. The cash balances to be used only to support the on-balance sheet securitizations at December 31, 2008 and 2007 were approximately $5.5 billion and $4.7 billion, respectively. Debt issued that is payable only out of collections on the underlying securitized assets and related enhancements totaled $72.2 billion and $69.2 billion at December 31, 2008 and 2007, respectively. For additional information on our on-balance sheet arrangements, see Note 7 of our Notes to the Financial Statements.
Off-Balance Sheet Arrangements
The remainder of our securitization programs satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are removed from our financial statements.
Off-Balance Sheet Securitization Activity
In 2008, we did not enter into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions), which is consistent with our plan to fund securitizations through on-balance sheet transactions.
The Effect of Off-Balance Sheet Receivables Sales Activity on Financial Reporting
We report the following items in Investment and other income related to sales of receivables on our income statement:
•	Income on retained interest;

•	Servicing fee income from sold receivables that we continue to service; and

•	Net gain on sale of receivables.
In 2008, income related to off-balance sheet arrangements reported in Investment and other income related to sales of receivables was $199 million compared with $391 million in 2007, a decline of $192 million. The decline primarily reflected amortization of the off-balance sheet securitization portfolio. Securitized off-balance sheet receivables were about $600 million and $6 billion at December 31, 2008 and 2007, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Leverage
We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder’s interest and our historical stockholder’s equity as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Total Debt
Financial Statement Leverage	=	Equity

Retained
Interest in
				Securitized		Securitized		Cash,		Adjustments for
				Off-balance		Off-balance		Cash Equivalents		Derivative
		Total Debt	+	Sheet	-	Sheet	-	and Marketable	-	Accounting
				Receivables		Receivables		Securities (a)		on Total Debt (b)
Managed Leverage	=

Adjustments for
				Equity	+	Minority	-	Derivative
						Interest		Accounting
on Equity (b)

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	December 31,
	2008	2007	2006

Total debt	$126.5	$139.4	$139.7
Total equity	10.6	13.4	11.8
Financial statement leverage (to 1)	12.0	10.4	11.9
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	December 31,
	2008	2007	2006

Total debt	$126.5	$139.4	$139.7
Securitized off-balance sheet receivables outstanding	0.6	6.0	12.2
Retained interest in securitized off-balance sheet receivables	(0.1)	(0.7)	(1.0)
Adjustments for cash, cash equivalents, and marketable securities (a)	(23.6)	(16.7)	(21.8)
Adjustments for derivative accounting (b)	(0.4)	0.0	(0.1)

Total adjusted debt	$103.0	$128.0	$129.0

Total equity (including minority interest)	$10.6	$13.4	$11.8
Adjustments for derivative accounting (b)	(0.2)	(0.3)	(0.5)

Total adjusted equity	$10.4	$13.1	$11.3

Managed leverage (to 1)	9.9	9.8	11.4

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we evaluate charge-offs, receivables, and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support our operations and amounts to support on-balance sheet securitizations. In addition, we add our minority interests to our financial statement equity, because all of the debt of such consolidated entities is included in our total debt. We make derivative accounting adjustments to our assets, debt, and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitizations. The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For additional information on our use of interest rate instruments and other derivatives, refer to Item 7A of Part II of our 10-K Report. We believe the managed leverage measure provides our investors with meaningful information regarding management’s decision-making processes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2008, our managed leverage was 9.9 to 1, compared with 9.8 to 1 a year ago. In 2008, we did not pay any distributions. For additional information on our 2009 planned distributions, see the “Outlook” section of Item 7 of Part II of our 10-K Report.
Aggregate Contractual Obligations
We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations as of December 31, 2008 are shown below:

	Payments Due by Period
					2014 and
	Total	2009	2010-2011	2012-2013	Thereafter
	(in millions)
Long-term debt obligations*	$106,290	$42,504	$45,812	$12,634	$5,340
Interest payments relating to long-term debt	14,483	4,888	5,299	1,741	2,555
Operating lease obligations	101	35	45	17	4
Purchase obligations	2	2	—	—	—

Total	$120,876	$47,429	$51,156	$14,392	$7,899

*	Excludes fair value adjustments of $334 million and unamortized discounts of $251 million.
Liabilities recognized under Financial Accounting Standards Board (“FASB”) Interpretation Number 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) for uncertain tax benefits of $289 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with FIN 48 liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on FIN 48, see Note 11 of our Notes to the Financial Statements.
For additional information on our long-term debt and operating lease obligations, see Notes 10 and 20, respectively, of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Critical Accounting Estimates
We consider an accounting estimate to be critical if:
•	The accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made; and
•	Changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.
The accounting estimates that are most important to our business involve:
•	Allowance for credit losses; and
•	Accumulated depreciation on vehicles subject to operating leases.
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
Retail Installment and Lease Portfolio. The retail installment and lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values and economic conditions. Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models. Reasons for imprecision include changes in economic trends and conditions, portfolio composition, and other relevant factors.
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

Increase/(Decrease)
	Percentage	December 31, 2008
	Point	Allowance for
	Change	Credit Losses	2008 Expense
(in millions)
Assumption
Repossession rates *	+/- 0.1 pt.	$50/$(50)	$50/$(50)
Loss severity	+/- 1.0	10/(10)	10/(10)

*	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.
Wholesale and Dealer Loan Portfolio. The wholesale and dealer loan portfolio is evaluated by segmenting individual loans into risk pools, which are determined by the risk characteristics of the loan (such as the amount of the loan, the nature of collateral, and the financial status of the dealer). The risk pools are analyzed to determine if individual loans are impaired, and an allowance is estimated for the expected loss of these loans.
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
Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, between 237,000 and 327,000 units of Ford Credit’s North America operating lease vehicles have been returned to us annually.
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
Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. At December 31, 2008, if future auction values for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to decrease by one percent from our present estimates, the effect would be to increase the depreciation on these vehicles by about $60 million. Similarly, if return volumes for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to increase by one percent from our present estimates, the effect would be to increase our depreciation on these vehicles by about $20 million. These increases in depreciation would be charged to depreciation expense during the 2009 through 2012 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Accounting Standards Issued But Not Yet Adopted
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This standard establishes principles and requirements for how the acquirer recognizes and measures the acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase. SFAS No. 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us as of January 1, 2009 and we will apply the standard prospectively to all business combinations subsequent to the effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements (currently these noncontrolling interests are reflected as Minority interests in net assets of subsidiaries). SFAS No. 160 is effective for us as of January 1, 2009. The presentation and disclosure requirements of this standard must be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interest and income from noncontrolling interests in our financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for us as of January 1, 2009. This standard only requires enhanced disclosures and will not impact our financial condition and results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Outlook
In 2009, we will reduce our funding requirements and continue our commitment to support the sale of Ford vehicles. At year-end 2009, we anticipate managed receivables to be in the range of $90 billion to $100 billion. The decrease from year-end 2008 primarily reflects lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, and other strategic actions. In 2009, we expect that the majority of our funding will consist of eligible issuances pursuant to government-sponsored programs, due to the present global credit crisis and our limited access to public and private securitization markets, and expect the funding structure required for this level of managed receivables to be the following (in billions, except for percentages):

	December 31,
	2009
Funding Structure
Ford Interest Advantage	$		~ 2
Asset-backed commercial paper		8	–	10
Term asset-backed securities		45	–	50
Term debt and other		40	–	45
Equity			~ 10
Cash, cash equivalents, and marketable securities*		(16	) –	(18)

Total funding structure		$90	–	100

Memo:
Securitized funding as a percentage of managed receivables		55	–	60%

*	Excludes marketable securities related to insurance activities.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control. If credit markets continue to constrain term securitization funding or we are ineligible for government-sponsored funding programs, we will consider reducing our assets below the low-end of our projected year-end 2009 managed receivables balance (i.e., below $90 billion).
Beginning in 2009, we expect to pay distributions of about $2 billion through 2010; we will balance returns of capital with the successful execution of our funding plan. This is reduced from the $3 billion of planned distributions through 2010 reported in the “Outlook” section of Item 2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2008. This reduction is offset by the impact of higher-than-expected tax payments to Ford under our tax sharing agreement, primarily associated with our declining operating lease portfolio. In total, we anticipate our planned tax payments and distributions during the fourth quarter 2008 through 2010 period to be consistent with our prior plan.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cautionary Statement Regarding Forward Looking Statements
Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation, those set forth in Item 1A.
Automotive Related:
•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recessions, geo-political events or otherwise;
•	Decline in Ford’s market share;
•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;
•	A further increase in or acceleration of the market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;
•	Continued or increased high prices for, or reduced availability of, fuel;
•	Lower-than-anticipated market acceptance of new or existing Ford products;
•	Adverse effects from the bankruptcy, insolvency, or government-supported restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•	Economic distress of suppliers may require Ford to provide financial support or take other measures to ensure supplies of components or materials and could increase Ford’s costs, affect Ford’s liquidity, or cause production disruptions;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Single-source supply of components or materials;
•	Inability to implement the Retiree Health Care Settlement Agreement to fund and discharge UAW hourly retiree health care obligations;
•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions, fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;
•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);
•	Adverse effects on our results from a decrease in or cessation of government incentives;
•	Adverse effects on Ford’s operations resulting from certain geo-political or other events;
•	Substantial negative operating-related cash flows for the near- to medium-term affecting Ford’s ability to meet its obligations, invest in its business or refinance its debt;
•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);
•	Inability of Ford to implement its plans to further reduce structural costs and increase liquidity;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Related:
•	A prolonged disruption of the debt and securitization markets;
•	Inability to access debt, securitization or derivative markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption or otherwise;
•	Inability to obtain an industrial bank charter or otherwise obtain competitive funding;
•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of retail installment financing Ford vehicles;
•	Collection and servicing problems related to our finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;
•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
General:
•	Continued or worsening financial crisis;
•	Fluctuations in foreign currency exchange rates and interest rates;
•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;
•	Labor or other constraints on Ford’s or our ability to restructure its or our business;
•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition; and
•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends).
We cannot be certain that any expectations, forecasts, or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview
We are exposed to a variety of risks in the normal course of our business. The extent to which we effectively identify, assess, monitor, and manage these risks is critical to our financial condition. The principal types of risk to our business include:
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
The global credit crisis and the deterioration of our credit ratings have significantly reduced our ability to obtain derivatives to manage market risks. Since our ability to issue asset backed commercial paper and fund under our committed asset backed liquidity programs is dependent on our ability to obtain derivatives, we have prioritized the use of derivative capacity for hedging asset backed funding transactions and hedging currency exchange rate exposure. During the second half of 2008, we protected our ability to utilize our committed asset backed liquidity and the government-sponsored funding programs by implementing alternate hedging structures that improved our access to credit markets, minimized our derivative counterparties’ exposure to us, and reduced derivative transaction costs. Despite the challenges in obtaining derivatives, our overall exposure to changes in interest rates as of year-end 2008 is comparable to year-end 2007, because of the decline in our managed receivables and the use of alternate hedging structures in our asset-backed funding transactions. Our exposure to changes in currency exchange rates, which results primarily from cross-border intercompany lending, was hedged as of year-end 2008. Further deepening of the credit crisis could adversely impact our ability to hedge currency exposure. Our currency exposure will reduce as we continue to work on funding our operations locally and explore alternative business arrangements and divestitures in markets where local funding is not available.
Our strategies to manage market risks are established by the Ford Global Risk Management Committee (“GRMC”). The GRMC is chaired by the Chief Financial Officer of Ford, and includes the Treasurer of Ford and our Chief Financial Officer.
Direct responsibility for the execution of our market risk management strategies resides with the Ford Treasurer’s Office and is governed by written policies and procedures. Separation of duties is maintained between the strategy and approval of derivative trades, the execution of derivatives trades and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that these controls are effective. In addition, the GRMC and the audit committee of Ford and Ford Credit’s Boards of Directors review our market risk exposures and use of derivatives to manage these exposures.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)
Currency Exchange Rate Risk
Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars and Euros. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may execute the following foreign currency derivatives to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables:
•	Foreign currency swap — an agreement to convert non-U.S. dollar long-term debt to U.S. dollar denominated payments or non-local market debt to local market debt for our international affiliates; or
•	Foreign currency forward — an agreement to buy or sell an amount of funds in an agreed currency at a certain time in the future for a certain price.
As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates is insignificant. For additional information on our derivatives, see Notes 1 and 13 of our Notes to the Financial Statements.
Interest Rate Risk
Nature of Exposure. Our primary market risk exposure is interest rate risk, and the particular market to which we are most exposed is U.S. dollar LIBOR. Our interest rate risk exposure results principally from “re-pricing risk” or differences in the re-pricing characteristics of assets and liabilities. An instrument’s re-pricing period is a term used to describe how an interest rate-sensitive instrument responds to changes in interest rates. It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates. For fixed-rate instruments, the re-pricing period is equal to the maturity of the instrument’s principal, because the principal is considered to re-price only when re-invested in a new instrument. For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate. For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31 would have a re-pricing period of one year on January 1, regardless of the instrument’s maturity.
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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)
Risk Management Objective. Our interest rate risk management objective is to maximize our economic value while limiting the impact of changes in interest rates. We achieve this objective by setting an established risk tolerance and staying within the tolerance through the following risk management process.
Risk Management Process. Our risk management process involves a short-term and a long-term evaluation of interest rate risk by considering potential impacts on our near-term cash flow as well as the economic value of our portfolio of interest rate-sensitive assets and liabilities (our economic value). Our economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of our interest rate-sensitive assets minus the present value of our interest rate-sensitive liabilities. Measuring the impact on our economic value is important because it captures the potential long-term effects of changes in interest rates.
The derivative financial instruments primarily used in our interest rate risk management process are called interest rate swaps. Our interest rate swaps are agreements with counterparties to either receive a fixed rate of interest in return for us paying a floating rate of interest, or receive a floating rate of interest in return for us paying a fixed rate of interest, based upon a set notional balance. Interest rate swaps are a common tool used by financial institutions to manage interest rate risk. For additional information on our derivatives, see Notes 1 and 13 of our Notes to the Financial Statements.
We determine the sensitivity of our economic value to hypothetical changes in interest rates. We then enter into interest rate swaps to economically convert portions of our floating-rate debt to fixed or our fixed-rate debt to floating to ensure that the sensitivity of our economic value falls within an established tolerance. As part of our process, we also monitor the sensitivity of our pre-tax cash flow using simulation techniques. To measure this sensitivity, we calculate the change in expected cash flows to changes in interest rates over a twelve-month horizon. This calculation determines the sensitivity of changes in cash flows associated with the re-pricing characteristics of our interest-rate-sensitive assets, liabilities, and derivative financial instruments under various hypothetical interest rate scenarios including both parallel and non-parallel shifts in the yield curve. This sensitivity calculation does not take into account any future actions we may take to reduce the risk profile that arises from a change in interest rates. These quantifications of interest rate risk are reported regularly (either monthly or quarterly depending on the market) to the Treasurer of Ford and our Chief Financial Officer.
The process described above is used to measure and manage the interest rate risk of our operations in the United States, Canada, and the United Kingdom, which together represented approximately 80% of our total on-balance sheet finance receivables at December 31, 2008. For our other international affiliates, we use a technique, commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules that group assets, debt, and swaps into discrete time-bands based on their re-pricing characteristics. We then enter into interest rate swaps, which effectively change the re-pricing profile of our debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time-band falls within an established tolerance.
Quantitative Disclosure. As a result of our interest rate risk management process, in the aggregate our debt combined with the derivative instruments economically hedging the debt re-prices faster than our assets. Other things being equal, this means that during a period of rising interest rates, the interest rates paid on our debt will increase more rapidly than the interest rates earned on our assets, thereby initially reducing our pre-tax cash flow. Correspondingly, during a period of falling interest rates, we would expect our pre-tax cash flow to initially increase.
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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)
Our pre-tax cash flow sensitivity as of year-end 2008 and 2007 was as follows:

	Pre-Tax Cash Flow Sensitivity given a one	Pre-Tax Cash Flow Sensitivity given a one
	percentage point instantaneous increase in	percentage point instantaneous decrease in
	interest rates	interest rates*
	(in millions)
December 31, 2008	$(28)	$28

December 31, 2007	(16)	16

*	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.
Based on assumptions included in the analysis, our sensitivity to a one-percentage point instantaneous change in interest rates was higher at year-end 2008 than at year-end 2007. This change primarily reflects the result of normal fluctuations within the approved tolerances of our risk management strategy.
Additional Model Assumptions. While the sensitivity analysis presented is our best estimate of the impacts of the specified assumed interest rate scenarios, our actual results could differ from those projected. The model we use to conduct this analysis is heavily dependent on assumptions. Embedded in the model are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, replacement of maturing derivatives, exercise of options embedded in debt and derivatives, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. Our repayment projections ahead of contractual maturity are based on historical experience. If interest rates or other factors change, our actual prepayment experience could be different than projected.
Derivative Notional Values. The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	December 31,
	2008	2007
	(in billions)
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$31	$42
Pay-floating, receive-fixed, excluding securitization swaps	22	29
Pay-floating, receive-floating (basis), excluding securitization swaps	—	*
Securitization swaps	83	86
Caps and floors	2	—

Total interest rate derivatives	$138	$157

Other Derivatives
Cross-currency swaps	4	12
Foreign currency forwards	13	12
Other	*	*

Total notional value	$155	$181

*	Less than $500 million.
The derivatives identified above as securitization swaps are interest rate swaps we entered into to facilitate certain of our securitization transactions and are included in our pre-tax cash flow sensitivity analysis detailed in the table above. At December 31, 2008, our total derivative notional value was $155 billion, about $26 billion lower than a year ago. The decrease was driven primarily by lower derivative requirements reflecting the decline in our managed receivables.
Derivative Fair Values. The fair value of net derivative financial instruments (derivative assets less derivative liabilities) as reported on our balance sheet as of December 31, 2008 was $1.6 billion, about $200 million higher than a year ago. For additional information see Notes 1 and 13 of our Notes to the Financial Statements.

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
Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. We establish exposure limits for both net fair value and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. We use a model to assess our potential exposure by tenor, defined at a 95% confidence level. Our exposures are monitored on a regular basis and are included in periodic reporting to Ford’s Treasurer and our Chief Financial Officer.
Substantially all of our counterparty exposures are with counterparties that are rated single-A or better. Our guideline for counterparty minimum long-term ratings is BBB-. For additional information on our derivatives, see Notes 1 and 13 of our Notes to the Financial Statements.
Operating Risk
We operate in many locations and rely on the abilities of our employees and computer systems to process a large number of transactions. Improper employee actions, improper operation of systems, or unforeseen business interruptions could result in financial loss, regulatory action and damage to our reputation, and breach of contractual obligations. To address this risk, we maintain internal control processes that identify transaction authorization requirements, safeguard assets from misuse or theft, protect the reliability of financial and other data, and minimize the impact of a business interruption on our customers. We also maintain system controls to maintain the accuracy of information about our operations. These controls are designed to manage operating risk throughout our operation.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Financial Statements, the accompanying Notes and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules” and set forth on pages FC-1 through FC-49 immediately following the signature pages of this Report.
Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2008 and 2007 are disclosed in Note 19 of the Notes to the Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2008, we launched new software to support the Company’s accounting for income taxes.
ITEM 9B. OTHER INFORMATION
On December 1, 2008, FCE sold the assets and ownership interest of its Swiss branch to an affiliated company, Volvo Auto Bank Deutschland GmbH (“VAB”) in Germany, a subsidiary of Ford. These assets represented about 3% of FCE’s portfolio. As a result of the sale, FCE closed its Swiss branch and VAB now provides vehicle financing in Switzerland through its own Swiss branch.
In December 2008, we signed a share purchase agreement with TISCO Financial Group Public Company Limited for the sale of Primus Leasing Company Limited, our operation in Thailand that offers automotive retail and wholesale financing of Ford, Mazda, and Volvo vehicles. We expect to complete the sale during the first quarter of 2009. At December 31, 2008, this portfolio represented less than 1% of our worldwide managed portfolio.
In January 2009, we announced our decision to cease retail financing in the Australia market by the end of February 2009. We will continue to service existing retail installment sale contracts as this portion of our portfolio liquidates. This decision does not affect our existing wholesale financing arrangements. At December 31, 2008, the Ford Credit Australia retail installment and lease portfolio represented about 1% of our worldwide managed retail installment and net investment in operating lease portfolio and about 7% of International Segment managed retail installment and net investment in operating lease portfolio.
Additional information about Ford can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2008, filed separately with the SEC and incorporated by reference as an exhibit to this Report (without Financial Statements or Exhibits).

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not required.
ITEM 11. EXECUTIVE COMPENSATION
Not required.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Not required.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not required.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Full Year
Nature of Services	2008	2007
	(in millions)
Audit fees — for audit of the financial statements included in our annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company’s internal controls over financial reporting, statutory financial statement filings, and providing comfort letters in connection with our funding transactions	$10.5	$9.4

Audit-related fees — for support of funding transactions, attestation services, assistance with interpretation of accounting standards, and services related to divestitures	2.5	2.0

Tax fees — for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to divestitures	1.7	1.9

All other fees	—	—

Total fees	$14.7	$13.3

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Ford Motor Credit Company LLC and Subsidiaries
Consolidated Statement of Income for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Balance Sheet, December 31, 2008 and 2007
Consolidated Statement of Shareholder’s Interest/Equity, December 31, 2008, 2007, and 2006
Consolidated Statement of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006
Notes to the Financial Statements
The Consolidated Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FC-1 through FC-49 immediately following the signature pages of this report.
(a) 2. Financial Statement Schedules
Schedules have been omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.
(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-A	Copy of Amended and Restated Support Agreement dated as of November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.1 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-D	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-E	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report

Exhibit 24	Powers of Attorney.	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2008.	Incorporated herein by reference to Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2008. File No. 1-3950.
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
Date: February 26, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities on the date indicated.

Signature	Title	Date

/s/ Michael E. Bannister* (Michael E. Bannister)	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2009

/s/ Kenneth R. Kent* (Kenneth R. Kent)	Director, Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 26, 2009

/s/ Terry D. Chenault* (Terry D. Chenault)	Director and Executive Vice President – President, Global Operations, Technology and Risk Management	February 26, 2009

/s/ Peter J. Daniel* (Peter J. Daniel)	Director and Audit Committee Member	February 26, 2009

/s/ Lewis W. K. Booth*	Director and Audit Committee Chairman	February 26, 2009
(Lewis W. K. Booth)

/s/ John T. Noone*	Director and Executive Vice President –	February 26, 2009
(John T. Noone)	President, Global Marketing and Sales

/s/ Neil M. Schloss*	Director and Audit Committee Member	February 26, 2009
(Neil M. Schloss)

* By	/s/ Corey M. MacGillivray	Attorney-in-Fact	February 26, 2009
(Corey M. MacGillivray)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholder’s interest/equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
The global economy is currently facing a financial crisis and severe recession, which has led to significant pressure on the Company and Ford Motor Company (the “Shareholder”) and the automotive industry generally. As discussed under Liquidity in Note 1 to the Consolidated Financial Statements, the operations of the Company and the Shareholder continue to be affected by these industry and economic conditions.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 26, 2009

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(in millions)

	For the Years Ended December 31,
	2008	2007	2006
Financing revenue
Operating leases	$6,519	$6,343	$5,608
Retail	3,270	3,475	3,649
Interest supplements and other support costs earned from affiliated companies	4,774	4,592	3,487
Wholesale	1,721	2,132	2,419
Other	133	174	215

Total financing revenue	16,417	16,716	15,378
Depreciation on vehicles subject to operating leases	(9,019)	(6,188)	(5,189)
Interest expense	(7,634)	(8,630)	(7,818)

Net financing margin	(236)	1,898	2,371
Other revenue
Investment and other income related to sales of receivables (Note 7)	199	391	668
Insurance premiums earned, net (Note 2)	140	169	182
Other income, net	758	1,362	1,019

Total financing margin and other revenue	861	3,820	4,240
Expenses
Operating expenses	1,548	1,929	2,038
Provision for credit losses (Note 6)	1,769	588	95
Insurance expenses (Note 2)	103	88	154

Total expenses	3,420	2,605	2,287

Income/(Loss) before income taxes	(2,559)	1,215	1,953
Provision for/(Benefit from) income taxes (Note 11)	(1,014)	446	670

Income/(Loss) before minority interests	(1,545)	769	1,283
Minority interests in net income of subsidiaries	0	0	0

Income/(Loss) from continuing operations	(1,545)	769	1,283
Gain on disposal of discontinued operations (Note 14)	9	6	—

Net income/(loss)	$(1,536)	$775	$1,283

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents (Note 1)	$15,473	$14,137
Marketable securities (Note 3)	8,606	3,155
Finance receivables, net (Note 4)	93,331	111,468
Net investment in operating leases (Note 5)	22,506	29,663
Retained interests in securitized assets (Note 7)	92	653
Notes and accounts receivable from affiliated companies	1,047	906
Derivative financial instruments (Note 13)	3,791	2,811
Assets of held-for-sale operations (Note 14)	214	—
Other assets (Note 9)	5,067	6,230

Total assets	$150,127	$169,023

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,781	$1,837
Affiliated companies	1,015	2,308

Total accounts payable	2,796	4,145
Debt (Note 10)	126,458	139,411
Deferred income taxes	2,668	5,380
Derivative financial instruments (Note 13)	2,145	1,376
Liabilities of held-for-sale operations (Note 14)	56	—
Other liabilities and deferred income (Note 9)	5,438	5,314

Total liabilities	139,561	155,626

Minority interests in net assets of subsidiaries	0	3

Shareholder’s interest
Shareholder’s interest	5,149	5,149
Accumulated other comprehensive income	432	1,730
Retained earnings	4,985	6,515

Total shareholder’s interest	10,566	13,394

Total liabilities and shareholder’s interest	$150,127	$169,023

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST/EQUITY
(in millions)

				Accumulated Other
	Capital			Comprehensive Income/(Loss)
	Stock &	Share-		Unrealized	Foreign
	Paid-in	holder’s	Retained	Gain/(Loss)	Currency	Derivative
	Surplus	Interest	Earnings	on Assets	Translation	Instruments	Total
Balance at December 31, 2005	$5,142	$—	$5,871	$155	$188	$48	$11,404
2006 comprehensive income/(loss) activity:
Net income/(loss)	—	—	1,283	—	—	—	1,283
Change in value of retained interests in securitized assets (net of tax of $33)	—	—	—	(64)	—	—	(64)
Unrealized gain on marketable securities (net of tax of $9)	—	—	—	12	—	—	12
Less: reclassification adjustment for gains on marketable securities realized in net income (net of tax of $5)	—	—	—	(10)	—	—	(10)
Foreign currency translation	—	—	—	—	523	—	523
Net gain on derivative instruments	—	—	—	—	9	—	9
Less: reclassification adjustment for gains on derivative instruments realized in net income (net of tax of $20)	—	—	—	—	—	(36)	(36)

Total comprehensive income/(loss), net of tax	—	—	1,283	(62)	532	(36)	1,717
Paid-in surplus	7	—	—	—	—	—	7
Cash dividends paid in 2006 and dividend transfer (a)	—	—	(1,363)	—	—	—	(1,363)

Balance at December 31, 2006	$5,149	$—	$5,791	$93	$720	$12	$11,765
Adjustment for the adoption of FIN 48 (b)	—	—	(51)	—	—	—	(51)
Conversion of capital stock and paid-in surplus to shareholder’s interest	(5,149)	5,149	—	—	—	—	—
2007 comprehensive income/(loss) activity:
Net income/(loss)	—	—	775	—	—	—	775
Change in value of retained interests in securitized assets (net of tax of $21)	—	—	—	(36)	—	—	(36)
Unrealized gain on marketable securities (net of tax of $2)	—	—	—	3	—	—	3
Less: reclassification adjustment for gains on marketable securities realized in net income (net of tax of $11)	—	—	—	(22)	—	—	(22)
Foreign currency translation	—	—	—	—	974	—	974
Net loss on derivative instruments	—	—	—	—	(2)	—	(2)
Less: reclassification adjustment for gain on derivative instruments realized in net income (net of tax of $7)	—	—	—	—	—	(12)	(12)

Total comprehensive income/(loss), net of tax	—	—	775	(55)	972	(12)	1,680
Balance at December 31, 2007	$—	$5,149	$6,515	$38	$1,692	$—	$13,394
Adjustment for the adoption of SFAS No. 159 (c)	—	—	6	(6)	—	—	—
2008 comprehensive income/(loss) activity:
Net income/(loss)	—	—	(1,536)	—	—	—	(1,536)
Change in value of retained interests in securitized assets (net of tax of $18)	—	—	—	(33)	—	—	(33)
Foreign currency translation	—	—	—	—	(1,259)	—	(1,259)

Total comprehensive income/(loss), net of tax	—	—	(1,530)	(39)	(1,259)	—	(2,828)
Balance at December 31, 2008	$—	$5,149	$4,985	$(1)	$433	$—	$10,566

(a)	Dividends included the transfer of Ford Credit assets to Ford with a net book value of $13 million in the Third Quarter 2006.

(b)	See Note 11 for additional information on Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).

(c)	See Note 1 for additional information on Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS No. 159”).
The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income/(loss)	$(1,536)	$775	$1,283
Adjustments to reconcile net income to net cash provided by operations Provision for credit losses	1,769	588	95
Depreciation and amortization	9,667	6,778	5,489
Amortization of upfront subvention	(1,278)	—	—
Net gain on sales of finance receivables	—	(5)	(88)
Net change in deferred income taxes	(2,688)	(1,382)	(94)
Net change in other assets	2,539	(288)	915
Net change in other liabilities	124	286	(26)
All other operating activities	531	21	192

Net cash provided by operating activities	9,128	6,773	7,766

Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(32,983)	(39,005)	(44,647)
Collections of finance receivables (other than wholesale)	34,594	37,263	35,008
Purchases of operating lease vehicles	(11,230)	(16,517)	(15,275)
Liquidations of operating lease vehicles	7,413	7,808	6,429
Net change in wholesale receivables	3,545	1,986	5,856
Net change in retained interests in securitized assets	281	401	672
Net change in notes receivable from affiliated companies	(184)	148	31
Proceeds from sales of receivables and retained interests	—	697	5,120
Purchases of marketable securities	(23,831)	(8,795)	(19,610)
Proceeds from sales and maturities of marketable securities	18,427	15,974	13,591
Proceeds from sales of businesses	4,413	167	—
Settlements of derivatives	1,342	(188)	178
All other investing activities	65	(422)	16

Net cash provided by/(used in) investing activities	1,852	(483)	(12,631)

Cash flows from financing activities
Proceeds from issuances of long-term debt	41,720	34,373	45,533
Principal payments on long-term debt	(45,090)	(39,311)	(35,836)
Change in short-term debt, net	(5,433)	86	(6,152)
Cash distributions/dividends paid	—	—	(1,350)
All other financing activities	(352)	(105)	(140)

Net cash (used in)/provided by financing activities	(9,155)	(4,957)	2,055
Effect of exchange rate changes on cash and cash equivalents	(489)	473	343

Total cash flows from continuing operations	1,336	1,806	(2,467)

Cash and cash equivalents, beginning of period	$14,137	$12,331	$14,798
Change in cash and cash equivalents	1,336	1,806	(2,467)

Cash and cash equivalents, end of period	$15,473	$14,137	$12,331

Supplementary cash flow information for continuing operations
Interest paid	$7,674	$8,387	$7,495
Income taxes paid	2,332	1,898	533
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
Use of estimates, as determined by management, is required in the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Because of the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The accounting estimates that are most important to our business include the allowance for credit losses and accumulated depreciation on vehicles subject to operating leases.
We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.
Liquidity
At December 31, 2008, we had $24.1 billion of cash, cash equivalents and marketable securities, including $5.5 billion which may only be used to support our on-balance sheet securitizations and $500 million related to our insurance activities. Risks and uncertainties related to the credit environment may affect our ability to obtain funding and thereby reduce our future liquidity. We expect the majority of our funding in 2009 will consist of eligible issuances pursuant to government-sponsored programs. If credit markets continue to constrain our funding or if we are not eligible for government-sponsored programs, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate below the low-end of our projected year-end 2009 finance receivables and net investment in operating leases balance (i.e., below $90 billion).
Risks and uncertainties related to the credit environment and the global economy could materially impact Ford Motor Company. Those risks and uncertainties to Ford include a decline in industry volume to levels below their current planning assumptions and actions necessary to ensure an uninterrupted supply of materials and components from suppliers. Ford is our sole shareholder and uncertainties relating to its business also cause uncertainties that could result in a change to our current business plan. Additionally, Ford’s ability to satisfy its obligations to us (e.g., interest supplements and other support payments) could be impacted and, if so, would reduce our future liquidity; however, we believe Ford will satisfy its obligations to us. In the event Ford fails to satisfy its obligations to us, we may use any of our obligations to Ford as an offset. However, in the event of a material adverse effect on Ford’s financial condition or operations, Ford Credit could be similarly impacted in a material adverse way.
While there are risks and uncertainties related to the credit environment and the global economy, we believe we have sufficient liquidity to meet our obligations and operating plan. Accordingly, we have concluded that there is no substantial doubt about our ability to continue as a going concern, and our financial statements have been prepared on a going concern basis.

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
We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions, and market conditions. We divided our business segments based on geographic regions: Ford Credit North America (“North America Segment”) and Ford Financial International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly or indirectly. Additional financial information regarding our operations by business segments and operations by geographic regions are shown in Note 18.
The majority of our finance receivables and net investment in operating leases are geographically diversified throughout the North America Segment. In our International Segment, finance receivables and net investment in operating leases are concentrated in our European operations.
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
Revenue Recognition
Revenue from finance receivables (including direct financing leases) is recognized using the interest method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized on a straight-line basis over the term of the lease. The accrual of revenue on operating leases and interest on receivables is discontinued at the time a receivable is determined to be uncollectible.
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Depreciation
Depreciation expense on vehicles subject to operating leases is provided on a straight-line basis in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation for leased vehicles on a regular basis taking into consideration various assumptions, such as expected residual values at lease termination (including residual value support payments from Ford) and the estimated number of vehicles that will be returned to us. Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. Upon disposition of the vehicle, the difference between net book value and actual proceeds (including residual value support payments from Ford) is recorded as an adjustment to Depreciation on vehicles subject to operating leases. We also monitor our portfolio of vehicles subject to operating leases for impairment indicators.
Asset Impairments
Held-and-Used Long-Lived Assets
We evaluate the carrying value of held-and-used long-lived asset groups (such as vehicles subject to operating leases) for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.
Held-for-Sale and Discontinued Operations
We perform an impairment test on an asset group to be discontinued, held-for-sale, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less transaction costs, and compare it to the carrying value of the asset group. An impairment charge is recognized when the carrying value exceeds the estimated fair value.
Goodwill
We perform annual testing of goodwill during the fourth quarter to determine whether any impairment has occurred. Goodwill impairment testing is also performed following an allocation of goodwill to a business to be disposed, or following a triggering event for the long-lived asset impairment test. Testing is conducted at the reporting unit level, which is the same level as our operating segments. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. Fair value is measured relying primarily on the income approach by applying a discounted cash flow methodology. Our goodwill balances were $12 million and $22 million at December 31, 2008 and 2007, respectively. For the periods presented, we have not recorded any impairment of goodwill. However, our goodwill balance was reduced by $10 million due to the sale of PRIMUS Financial Services Inc. in 2008.

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
Transfers of Receivables
We securitize finance receivables and net investment in operating leases and sell finance receivables in whole-loan sale transactions to fund our operations and to maintain liquidity. The majority of our transactions do not meet the criteria for selling and derecognizing financial assets. Accordingly, these assets continue to be reported on our financial statements as Finance receivables, net and Net investment in operating leases.
We use special purpose entities (“SPEs”) that are considered variable interest entities (“VIEs”) for most of our on-balance sheet securitizations. The SPEs are established for the sole purpose of financing the securitized financial assets. The SPEs are generally financed through the issuance of notes or commercial paper into the public or private markets or directly with conduits. We may purchase subordinated notes of the VIEs in addition to the investment we make as residual interests holder of the transaction.
We derecognize our financial assets related to our sales of receivables when the following criteria are met:
•	The receivables are isolated from us to either bankruptcy-remote SPEs or other independent entities.
•	The receivables are transferred to an entity that has the right to pledge or exchange the assets or to a qualifying SPE whose beneficial interest holders have the right to pledge or exchange their beneficial interests. We generally use a qualifying SPE or we sell the receivables to an independent entity. In either case, we do not restrict the transferee from pledging or exchanging the receivables or beneficial interests.
•	We do not maintain control over the receivables. We are not permitted to regain control over the transferred receivables or cause the return of specific receivables, other than through a “cleanup” call, an optional repurchase of the remaining transferred financial assets at a point where the cost of servicing the outstanding assets becomes burdensome in relation to the benefits.
For off-balance sheet sales of receivables, we retain residual or subordinated interests in receivables sold and report a gain or loss in the period in which these sales occur. In measuring the gain or loss on each sale of finance receivables, the carrying value of the receivables transferred is allocated between the assets sold and the interests retained based on their relative fair values at the date of sale. Retained interests are recorded at fair value with unrealized gains recorded, net of tax, as a separate component of Other comprehensive income/(loss). Residual interests in securitizations represent the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions. In our whole-loan sale transactions, we record a gain or loss on sale, do not retain any interests, but continue to service the sold receivables.
In both off-balance sheet securitization transactions and whole-loan sales, we also retain the servicing rights and generally receive a servicing fee. The fee is recognized as collected over the remaining term of the related sold finance receivables.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Cash and Cash Equivalents and Marketable Securities
Cash and all highly liquid investments with a maturity of 90 days or less at date of purchase are classified as Cash and cash equivalents. Our cash and cash equivalents include government agency securities, bank time deposits with investment grade institutions, U.S. Treasury securities, commercial paper rated A-1/P-1 (or higher) and money market funds. We review our disbursement accounts and reclassify any aggregate negative balances to a liability account included in Accounts payable on our balance sheet. See Note 7 for additional information on cash that supports our on-balance sheet securitization transactions.
Cash Equivalents — Financial Instruments. Prior to the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), we carried cash equivalents at amortized cost, which approximates fair value. Effective January 1, 2008, we measure financial instruments classified as cash equivalents at fair value. We use quoted prices where available to determine fair value for U.S. Treasury securities and industry-standard valuation models using market-based inputs when quoted prices are unavailable, such as for government agency securities and corporate obligations.
Marketable securities include investments in U.S. government and non-U.S. government securities, corporate obligations and equities and asset backed securities with a maturity date greater than 90 days at the date of purchase.
For all cash equivalents and marketable securities held at January 1, 2008 and recorded as available-for-sale or held-to-maturity, we elected to apply the fair value option under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) and thereafter recorded these instruments as trading securities. Prior to this election, unrealized gains and losses for available-for-sale securities were recorded, net of tax, as a separate component of Accumulated other comprehensive income in Shareholder’s interest and the unrealized gains and losses for held-to-maturity securities were not recognized. This election resulted in the cumulative after-tax increase of $6 million to the opening balance of Retained earnings. Cash equivalents and marketable securities acquired subsequent to January 1, 2008 have been recorded as trading securities. Trading securities are recorded at fair value with unrealized gains and losses recorded to Other income, net on the statement of income. The basis of cost used in determining realized gains and losses is specific identification. See Note 3 and Note 12 for additional information on marketable securities and fair value measurements, respectively.
We recognized earnings of $496 million, $899 million and $819 million in 2008, 2007, and 2006, respectively, related to interest and investment income on our cash and cash equivalents and marketable securities. These amounts are included in Other income, net.
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
Held-For-Investment
Finance receivables originated during the quarter for which we determine that it is probable we will hold for the following twelve months are classified as HFI and carried at amortized cost. All retail and wholesale receivables are classified as HFI at origination during all periods presented. Cash flows resulting from the purchase of these receivables that are originally classified as HFI are recorded as an investing activity. Once a decision has been made to sell specifically identified receivables that were originally classified as HFI and the receivables are sold in the same reporting period, the receivables are reclassified as HFS and simultaneously removed from the balance sheet. The fair value adjustment is incorporated and recognized in the net gain on sale of receivables component in the Investment and other income related to sales of receivables line in the income statement. If the receivables have been selected for an off-balance sheet transaction that has not occurred at the end of the reporting period, the receivables are reclassified as HFS and a valuation adjustment is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Cash flows resulting from the sale of the receivables that were originally classified as HFI are recorded as an investing activity since GAAP requires the statement of cash flow presentation to be based on the original classification of the receivables. See Proceeds from sales of receivables and retained interests in Note 7 for details on the proceeds from the sale of receivables that were originally classified as HFI.
Held-For-Sale
Finance receivables originated during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the purchase of these receivables are recorded as an operating activity. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Once specifically identified receivables that were originally classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain on sale. Cash flows resulting from the sale of the receivables that were originally classified as HFS are recorded as an operating activity. As a result of our accounting for any retained interests related to sold receivables as available-for-sale securities, there will be a net operating cash outflow impact for these receivables since the cash flows related to the retained interests will be classified as investing cash inflows.
As of December 31, 2008 and 2007 there are no finance receivables classified as held-for-sale.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Interest Supplements and Other Support Costs Earned from Affiliated Companies
As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates. At December 31, 2008, the amount of unearned interest supplements for finance receivables was $1.3 billion. Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value. Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income. At December 31, 2008, the amount of unearned interest supplements and residual support payments for net investment in operating leases was $1.3 billion.
At December 31, 2008, in the United States and Canada, Ford is obligated to pay us $2.5 billion of interest supplements (including supplements related to sold receivables) and about $450 million of residual value support over the terms of the related finance contracts, compared with $5.4 billion of interest supplements and about $900 million of residual value support at December 31, 2007, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.
Derivative Financial Instruments and Hedge Accounting
In the normal course of business, we are exposed to interest rate changes and foreign currency exchange rate fluctuations. Interest rate and currency exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on our operating results. Risk is reduced in two ways: (1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and (2) through the use of interest rate and foreign exchange derivatives. We adhere to a risk management policy that is reviewed on a regular basis by our management. We do not engage in any speculative activities in the derivative markets.
We enter into master agreements with counterparties that generally allow for netting of certain exposures. To ensure consistency in our treatment of derivative and non-derivative exposures with regard to these agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.
Nature of Exposure
Currency Exchange Rate Risk. We face exposure to currency exchange rate fluctuations if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When funding is in a different currency, we may execute the following foreign currency derivatives to convert substantially all of our foreign currency debt obligations to the currency of the receivables:
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
We have also used foreign currency exchange derivatives to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. Presently, we have no active derivatives hedging our net investment in foreign operations.
Interest Rate Risk. We face exposure to interest rate risk when assets and the related debt have different re-pricing periods and, consequently, respond differently to changes in interest rates. We may execute the following interest rate derivatives in our interest rate risk management process to better match the re-pricing characteristics of our interest-sensitive assets and liabilities based on our established tolerances:
•	Interest rate swap — an agreement to convert fixed-rate interest payments to floating or floating-rate interest payments to fixed; or
•	Interest rate cap/floor — an agreement to limit exposure to floating interest rates in which we receive the amount by which the floating rate exceeds (cap) or drops below (floor) a certain threshold.
Hedge Accounting
All derivative instruments are recorded on the balance sheet at fair value. We elect to apply designated hedge accounting to certain derivatives. Derivatives that receive designated hedge accounting treatment are documented and the relationships are evaluated for effectiveness. Some derivatives did not qualify for hedge accounting; for others, we elected not to apply hedge accounting. Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying economic risk.
Fair Value Hedges. We use certain derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as hedges of existing fixed-rate debt under the “long-haul” method of assessing effectiveness. The risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate. We use regression analysis to assess hedge effectiveness at the time they are designated as well as throughout the hedge period. If the hedge relationship is deemed to be highly effective, we record the changes in fair value of the hedged item related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative is also recorded in Other income, net. Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate.
When a derivative is de-designated from a fair value hedge relationship, or when the derivative in a fair value hedge relationship is terminated before maturity, the fair value adjustment to the hedged item continues to be reported as part of the basis of the item and is amortized over its remaining life. The exchange of cash associated with fair value hedges is reported in Cash flows from operating activities in our statement of cash flows.
Derivatives Not Designated as Hedging Instruments. We report changes in the fair value of derivatives not designated as hedging instruments in Other income, net. The earnings impact primarily relates to changes in fair value of interest rate derivatives, which are included in evaluating our overall risk management objective, and foreign currency derivatives, which are substantially offset by the revaluation of foreign denominated debt. The exchange of cash associated with derivatives not designated as hedging instruments is reported in Cash flows from investing activities in our statement of cash flows.
See the Fair Value Measurements section of this note and Note 12 for information on fair value measurements. See Note 13 for detail regarding the income statement and balance sheet effect of derivative instruments.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Fair Value Measurements
We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.
In determining fair value, we use various valuation techniques and prioritize the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument; whether the instrument is actively traded and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.
We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 inputs include quoted prices for identical instruments and are the most observable. Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves. Level 3 inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in Note 12.
Our fair value processes include controls that are designed to ensure that fair values are appropriate. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and reviews by senior management.
Foreign Currency Translation
Results of operations and cash flows of our foreign subsidiaries are translated to U.S. dollars at average-period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of Accumulated other comprehensive income in Shareholder’s interest. Gains and losses arising from transactions denominated in a currency other than the functional currency are included in Other income, net.

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
Insurance Expenses and Liabilities
Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses are as follows for the years ended December 31 (in millions):

	2008	2007	2006

Insurance claims	$95	$71	$128
Claim adjustment expenses	6	5	9
Amortization of deferred acquisition costs	2	12	17

Insurance expenses	$103	$88	$154

The liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, was $30 million and $37 million at December 31, 2008 and 2007, respectively, and was included in Other liabilities and deferred income.
Reinsurance
TARIC’s reinsurance activity primarily consists of ceding a majority of its automotive service contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets. Ceded insurance expenses that were deducted from the amounts reported as Insurance expenses were $133 million, $179 million and $285 million in 2008, 2007 and 2006, respectively.
The effect of reinsurance on premiums written and earned is as follows (in millions):

	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned

Direct	$199	$355	$284	$459	$289	$611
Assumed	8	17	10	17	26	25
Ceded	(91)	(232)	(140)	(307)	(136)	(454)

Net premiums	$116	$140	$154	$169	$179	$182

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 3. MARKETABLE SECURITIES
All marketable securities held at January 1, 2008 or subsequently acquired are reported as trading securities. Where available, including for U.S. Treasury securities and corporate equities, we use quoted market prices to measure fair value. If quoted market prices are not available, such as for government agency securities, asset-backed securities, and corporate obligations, prices for similar assets and matrix pricing models are used. See Note 12 for additional information on fair value measurements.
Investments in marketable securities at December 31 were as follows (in millions):

	2008		2007
		Net		Net
		Unrealized		Unrealized
	Fair	Gains/	Fair	Gains/
	Value	(Losses) (a)	Value	(Losses) (a)
Trading securities	$8,606	$(32)	$—	$—
Available-for-sale securities	—	—	3,147	9
Held-to-maturity securities	—	—	8	—

Total marketable securities	$8,606	$(32)	$3,155	$9

(a)	Unrealized gains/(losses) are reflected in fair value data provided in this table; unrealized gains/(losses) on trading securities are recorded in income on a current period basis.
Marketable securities recorded as available-for-sale and held-to-maturity securities at December 31, 2007 were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities
U.S. government	$632	$1	$0	$633
Corporate debt	124	2	1	125
Mortgage-backed	324	2	1	325
Equity	99	2	0	101
Government-sponsored enterprises	1,944	4	—	1,948
Government — non U.S.	15	0	0	15
Held-to-maturity securities	8	—	—	8

Total marketable securities	$3,146	$11	$2	$3,155

Proceeds from maturities and sales of available-for-sale and held-to-maturity securities were as follows (in millions):

	2007	2006

Proceeds from maturities	$7,900	$9,157
Proceeds from sales	8,074	4,434
Gross realized gains and losses from sales of available-for-sale securities were as follows (in millions):

	2007	2006

Gross realized gains from sales	$45	$19
Gross realized losses from sales	5	4

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. FINANCE RECEIVABLES
Net finance receivables at December 31 were as follows (in millions):

	2008	2007

Retail (including direct financing leases)	$65,475	$74,203
Wholesale	27,765	34,808
Other	2,791	3,394

Total finance receivables, net of unearned income (a)(b)	96,031	112,405
Less: Unearned interest supplements	(1,296)	—
Less: Allowance for credit losses	(1,404)	(937)

Finance receivables, net	$93,331	$111,468

Net finance receivables subject to fair value (c)	$90,280	$107,170
Fair value	87,056	105,989

(a)	At December 31, 2008 and 2007, includes $1.0 billion and $1.8 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At December 31, 2008 and 2007, includes finance receivables of $73.7 billion and $67.2 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.

(c)	At December 31, 2008 and 2007, excludes $3.0 billion and $4.3 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.
The fair value of finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments.
At December 31, 2008, finance receivables included $1.2 billion owed by the three customers with the largest receivables balances.
Scheduled maturities of total finance receivables outstanding at December 31, 2008, net of unearned income, were as follows (in millions):

	Due in Year Ending December 31,			Due After
	2009	2010	2011	2011	Total

Retail	$28,817	$18,700	$10,817	$7,141	$65,475
Wholesale	26,838	927	0	0	27,765
Other	1,498	183	334	776	2,791

Total	$57,153	$19,810	$11,151	$7,917	$96,031

Prepayment may cause actual maturities to differ from scheduled maturities. The above table, therefore, is not to be regarded as a forecast of future cash collections. For wholesale receivables, maturities stated above reflect historical trends, as scheduled maturities are established subsequent to the sale of the vehicle by the dealer.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. FINANCE RECEIVABLES (Continued)
The aggregate finance receivables balances related to accounts past due more than 60 days at December 31 were as follows (in millions):

	2008	2007

Retail	$473	$417
Wholesale	251	326
Other	45	22

Total	$769	$765

The 2007 wholesale balance has been revised to provide comparability to the amount reported in 2008.
Investments in direct financing leases, which are included in retail finance receivables, were as follows at December 31 (in millions):

	2008	2007

Minimum lease rentals to be received, including initial direct costs	$1,489	$2,367
Estimated residual values	1,877	2,353
Less: Unearned income	(314)	(417)
Less: Allowance for credit losses	(30)	(41)

Net investment in direct financing leases	$3,022	$4,262

Future minimum rentals from direct financing leases are as follows (in millions): 2009 — $540; 2010 — $425; 2011 — $310; 2012 — $120; thereafter — $67.
NOTE 5. NET INVESTMENT IN OPERATING LEASES
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)
Net investment in operating leases at December 31 was as follows (in millions):

	2008	2007

Vehicles, at cost, including initial direct costs (a)	$27,984	$38,000
Less: Accumulated depreciation (a)	(5,214)	(8,184)
Less: Allowance for credit losses	(264)	(153)

Net investment in operating leases (b)	$22,506	$29,663

(a)	Adjusted for accumulated depreciation on impaired assets that has been reclassified to vehicles, at cost.

(b)	At December 31, 2008 and 2007, includes net investment in operating leases of $15.6 billion and $18.9 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.
Future minimum rentals on operating leases are as follows (in millions): 2009 — $4,113; 2010 — $2,821; 2011 — $1,504; 2012 — $384; 2013 — $9.
NOTE 6. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 (in millions):

	2008	2007	2006

Balance, beginning of year	$1,090	$1,110	$1,586
Provision for credit losses	1,769	588	95
Deductions
Charge-offs before recoveries	1,549	1,102	993
Recoveries	(414)	(470)	(470)

Net charge-offs	1,135	632	523
Other changes, principally amounts related to translation adjustments and finance receivables sold	56	(24)	48

Net deductions	1,191	608	571

Balance, end of year	$1,668	$1,090	$1,110

During 2008, we updated our assumptions to reflect higher loss severities due to lower auction values, which increased our allowance for credit losses by about $210 million at December 31, 2008. Loss severity is the expected difference between the amount a customer owes us when we charge off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. TRANSFERS OF RECEIVABLES
On-Balance Sheet Securitizations
Secured Borrowings
Most of our securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and associated liabilities are included in our financial statements. Cash and cash equivalent balances are used only to support the on-balance sheet securitizations. The receivables and net investment in operating leases that have been included in securitizations are only available for payment of the debt or other obligations issued or arising in the securitization transactions until the associated debt or other obligations are satisfied. The asset-backed debt has been issued either directly by us or by consolidated VIEs.
The following table shows the assets and the associated liabilities related to our secured debt arrangements that are included in our financial statements for the years ended December 31 (in billions):

	2008			2007
			Related			Related
	Cash	Receivables	Debt	Cash	Receivables	Debt

Retail	$3.3	$51.6	$42.6	$2.7	$41.7	$36.9
Wholesale	1.2	22.1	17.6	0.8	25.5	18.0
Net investment in operating leases	1.0	15.6	12.0	1.2	18.9	14.3

Total secured debt arrangements (a)	$5.5	$89.3	$72.2	$4.7	$86.1	$69.2

(a)	Includes debt of $62.3 billion and $66.4 billion as of December 31, 2008 and 2007, respectively, issued by VIEs of which we are the primary beneficiary or an affiliate whereby the debt is backed by the collateral of the VIE. The carrying values of our assets securing the debt issued by these VIEs were $4.8 billion and $4.7 billion of cash, $41.9 billion and $40.7 billion of retail receivables, $19.6 billion and $22.8 billion of wholesale receivables, and $15.6 billion and $18.9 billion of net investment in operating leases as of December 31, 2008 and 2007, respectively. Refer to Note 8 for further discussion regarding our VIEs.
In certain structures, we issue asset-backed debt directly, rather than from consolidated VIEs. For our bank-sponsored conduit program, we transfer finance receivables to bank conduits or sponsor banks in which we retain a significant interest in the transferred pools of receivables. The outstanding balance of the transferred pools of finance receivables was $8.4 billion and $449 million and the associated secured debt was $6.9 billion and $400 million at December 31, 2008 and 2007, respectively. For our European Central Bank (“ECB”) facility, we pledge our asset-backed notes as collateral and have issued $773 million of secured debt as of December 31, 2008 that did not utilize a VIE. These programs represent the significant portion of our secured debt arrangements that do not utilize VIEs.
Our financial performance related to our secured borrowings is comprised of interest expense and derivative expense. Our interest expense was $3.3 billion and $3.5 billion as of December 31, 2008 and 2007, respectively, of which $3.1 billion and $3.3 billion represents the financial impact of our VIEs as of December 31, 2008 and 2007, respectively. Our derivative expense was $985 million and $228 million as of December 31, 2008 and 2007, respectively, of which $815 million and $175 million represents the financial impact of our VIEs as of December 31, 2008 and 2007, respectively. Refer to Note 8 regarding our VIEs.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. TRANSFERS OF RECEIVABLES (Continued)
Derivative Instruments
Many of our securitization entities enter into derivative transactions to mitigate interest rate risk exposure, primarily resulting from fixed-rate assets securing floating-rate debt. Refer to Note 13 regarding derivatives. In many instances, the counterparty enters into offsetting derivative transactions with Ford Credit to mitigate its interest rate risk resulting from derivatives with our securitization entities. Our exposures based on the fair value of derivative instruments related to securitization programs at December 31 are as follows (in millions):

	2008		2007
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability

Securitization entities	$59	$995	$26	$303
Ford Credit	887	39	289	34

Total derivative financial instruments	$946	$1,034	$315	$337

Off-Balance Sheet Securitizations
Servicing Portfolio
We retain servicing rights for receivables sold in off-balance sheet securitizations and whole-loan sale transactions. The off-balance sheet securitizations include both transfers to qualifying SPEs and other transfers accounted for as sales. In 2008, we did not enter into any off-balance sheet securitizations or whole-loan sales. In 2007, total net proceeds from off-balance sheet securitizations were $697 million. The portfolio of assets being serviced is summarized in the following table (in millions):

Servicing portfolio at December 31, 2006	$14,234
Receivables sales	815
Collections and re-acquired receivables	(8,151)

Servicing portfolio at December 31, 2007	6,898
Receivables sales	—
Collections and re-acquired receivables	(6,069)

Servicing portfolio at December 31, 2008	$829

Investment and Other Income Related to Sales of Receivables
The following table summarizes the activity related to the serviced portfolio reported in Investment and other income related to sales of receivables for the years ended December 31 (in millions):

	2008	2007	2006

Income on retained interests	$154	$264	$382
Servicing fees	45	122	198
Net gain on sale of receivables	—	5	88

Investment and other income related to sales of receivables	$199	$391	$668

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. TRANSFERS OF RECEIVABLES (Continued)
Cash Flow
The following table summarizes the cash flow movements between the transferees and us in our serviced portfolio for the years ended December 31 (in millions):

	2008	2007	2006

Proceeds from sales of receivables and retained interests	$—	$697	$5,120
Cash flows related to net change in retained interests	281	401	672
Servicing fees	45	122	198
Other cash flows received on retained interests (which are reflected in securitization income)	168	147	115
Retained Interests in Securitized Assets
The outstanding balances of our retained interests in securitized assets were $92 million and $653 million at December 31, 2008 and 2007, respectively. Retained interests are recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of Other comprehensive income/(loss).
The fair value of residual interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions and is calculated using a discounted cash flow analysis. We estimate the fair value of retained interests using internal valuation models, market inputs and our own assumptions. The three key inputs that affect the valuation of the residual interests’ cash flows include: credit losses; prepayment speed; and the discount rate.
There are three key assumptions used at December 31, 2008 in estimating cash flows from off-balance sheet sales of retail receivables. The cash flow discount rate was 16.5%, the estimated net credit loss rate ranged from 0.4% to 2.6%, and the prepayment speed was 1.3%. The corresponding sensitivity of the current fair values to 10% and 20% adverse changes ranged from $0 to $2 million. The effect of a variation in a particular assumption on the fair value of residual interests in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.
Other Disclosures
Outstanding delinquencies over 30 days related to the off-balance sheet securitized portfolio were $33 million and $180 million at December 31, 2008 and 2007, respectively. Credit losses, net of recoveries, were $31 million and $65 million for the years ended December 31, 2008 and 2007, respectively. Expected static pool credit losses related to outstanding securitized retail receivables were 1.1% at December 31, 2008. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. VARIABLE INTEREST ENTITIES
We consolidate VIEs of which we are the primary beneficiary. We determine whether or not we are the primary beneficiary by applying a qualitative analysis of the nature of the risks the entity was created to absorb. We consider the rights and obligations conveyed by explicit and implicit contractual arrangements to determine whether our variable interests will absorb a majority of the VIEs expected losses, receive a majority of its expected residual returns or both.
VIEs of which we are the primary beneficiary
The VIEs issue debt to public and private investors, bank conduits and government programs including the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) and the open market operations program of the ECB. The debt is secured by the expected cash flows from finance receivables and net investment in operating leases that have been legally sold but continue to be recognized by us. Some of the VIEs have reduced their exposure to interest rate risk by entering into interest rate swaps and have consequently taken on derivative counterparty risk.
The VIE transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. In certain transactions in which the VIE issues floating rate debt, the funding costs of the counterparty are passed through to the VIE. The variability inherent in these funding costs exclude the interest rate risk that is mitigated by the VIEs derivatives and may reduce our residual interests. See Note 13 for additional information regarding our derivatives.
We aggregate and analyze our transactions based on the risk profile of the product and the type of structure, including:
•	Retail transactions — consumer credit risk and prepayment risk, which are driven by the ability of the customer to pay, as well as the timing of the customer payments;
•	Wholesale transactions — dealer credit risk and Ford risk, as the receivables owned by the VIEs primarily arise from the financing provided by us to Ford-franchised dealers and the collections therefore, depends upon the sale of Ford vehicles; and
•	Net investment in operating lease transactions — vehicle residual value risk, consumer credit risk and prepayment risk.
We provide various forms of credit enhancements to reduce the risk of loss for securitization investors. Credit enhancements include over-collaterization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), segregated cash reserve funds, subordinated securities, and excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities). We may also provide payment enhancements that increase the likelihood of the timely payment of interest and the payment of principal at maturity. Payment enhancements include yield supplement arrangements, interest rate swaps, liquidity facilities, and certain cash deposits. We have no direct exposure to monoline insurance companies (insurance companies that operate in a single industry and guarantee the timely repayment of bond principal and interest when an issuer defaults).
We retain interests in our securitization transactions, including senior and subordinated securities issued by the VIE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund) and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and pay other transaction participants and expenses. We retain credit risk in securitizations because our retained interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on the securitized assets. Based on past experience, we expect that any credit losses in the pool of securitized assets would likely be limited to its retained interests.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. VARIABLE INTEREST ENTITIES (Continued)
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
As residual interests holder, we are exposed to the underlying credit risk of the collateral, and may be exposed to interest rate risk. Our exposure does not represent incremental risk to us and was $18.2 billion and $16.3 billion at December 31, 2008 and 2007, respectively. The amount of risk absorbed by our residual interests is generally represented by and limited to the amount of overcollateralization of our assets securing the debt and any cash reserves funded. For our wholesale transactions, it also includes cash we have contributed to excess funding accounts and our participation interest in the VIE.
We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase their investments. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or contribute cash or additional assets to our VIEs.
A number of our VIEs participate in our committed liquidity programs. From time to time, we have elected to renegotiate terms of our commitments, reallocate our commitments globally, or repurchase and extinguish our obligations in order to address challenging market conditions and the organizational restructuring of some of our counterparties. Refer to Note 10 for additional information on our committed programs.
In certain transactions we have dynamic enhancements, where we may elect to support the performance and/or product mix of the transactions by purchasing additional subordinated notes or increasing cash reserves. Our maximum contribution was $487 million in 2008.
Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of dealers from the VIEs when a dealers’ performance is at risk, which transfers the corresponding risk of loss from the VIE to ourselves. We repurchased $395 million and $787 million of receivables in 2008 and 2007, respectively. In addition, from time to time, we support our wholesale transactions by contributing cash to an excess funding account when receivables fall below the required level in order to continue to fund the receivables. Our cash enhancements ranged from zero to $2.2 billion and zero to $1.6 billion in 2008 and 2007, respectively.
Our FCAR Owner Trust retail securitization program (“FCAR”) is a VIE that issues commercial paper and we may, on occasion, purchase the debt issued by FCAR. In October 2008, we registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve’s CPFF. Each sale under the CPFF is for a term of 90 days and sales can be made through October 30, 2009. Through December 31, 2008, we sold to the CPFF about $7 billion of FCAR asset-backed commercial paper. At December 31, 2008, the finance receivables of FCAR supported $11.5 billion of FCAR’s asset-backed commercial paper held by external investors and $71 million was held by us. In the third quarter of 2008, we repurchased $2.5 billion of asset-backed securities from FCAR and used the proceeds to payoff maturing FCAR commercial paper.
The assets remain on our balance sheet as Finance receivables, net or Net investment in operating leases and therefore are not included in the VIE assets shown in the following table. As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases. As of December 31, 2007, the carrying values of the assets were $40.7 billion of retail receivables, $22.8 billion of wholesale receivables, and $18.9 billion of net investment in operating leases. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against only the specific securitized assets. Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against our general assets.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. VARIABLE INTEREST ENTITIES (Continued)
The consolidated VIE assets and liabilities reflected on our December 31 balance sheets are as follows (in billions):

	2008		2007
	Cash & Cash		Cash & Cash
	Equivalents (a)	Debt (b)	Equivalents (a)	Debt

VIEs supporting transactions by asset-class (c)
Retail	$2.7	$34.5	$2.6	$36.0
Wholesale	1.0	15.5	0.8	16.1
Net investment in operating leases	0.2	12.0	0.5	14.3

Total	$3.9	$62.0	$3.9	$66.4

(a)	Cash and cash equivalents available to support the obligations of the VIEs that do not reside at the VIEs are $949 million and $753 million as of December 31, 2008 and 2007, respectively, and are reflected in our consolidated financial statements.

(b)	In 2008, certain notes issued by the VIEs to affiliated companies serve as collateral for accessing the ECB facility. This external funding of $308 million at December 31, 2008, was not reflected as a liability of the VIE, but is included in our consolidated liabilities.

(c)	The derivative assets at our VIEs were $46 million and $24 million at December 31, 2008 and 2007, respectively, and the derivative liabilities at our VIEs were $808 million and $271 million at December 31, 2008 and 2007, respectively.
The financial performance of the consolidated VIEs reflected on our December 31 income statements are as follows (in millions):

	2008		2007
	Derivative		Derivative
	(Income)/	Interest	(Income)/	Interest
	Expense	Expense	Expense	Expense

VIEs supporting transactions by asset-class
Retail	$684	$1,725	$150	$1,740
Wholesale	(47)	706	8	904
Net investment in operating leases	178	622	17	662

Total	$815	$3,053	$175	$3,306

VIEs of which we are not the primary beneficiary
We also have investments in certain joint ventures determined to be VIEs of which we are not the primary beneficiary. These joint ventures provide consumer and dealer financing in their respective markets. The joint ventures are financed by external debt as well as subordinated financial support provided by our joint venture partners. The risks and rewards associated with our interests in these joint ventures are based primarily on ownership percentages. Our investments in these joint ventures are accounted for as equity method investments and are included in Other assets. Our maximum exposure to any potential losses associated with these VIEs is limited to our equity investments, and amounted to $140 million and $76 million at December 31, 2008 and 2007, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 9. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME
Other assets at December 31 were as follows (in millions):

	2008	2007

Accrued interest, rents and other non-finance receivables	$1,223	$1,407
Deferred charges including unamortized dealer commissions	740	818
Collateral held for resale, at net realizable value	633	705
Investment in used vehicles held for resale, at net realizable value	603	1,238
Investment in non-consolidated affiliates	524	461
Prepaid reinsurance premiums and other reinsurance receivables	385	526
Property and equipment, net of accumulated depreciation of $316 in 2008 and $357 in 2007	207	255
Other	752	820

Total other assets	$5,067	$6,230

Other liabilities and deferred income at December 31 were as follows (in millions):

	2008	2007

Income taxes payable	$1,647	$1,466
Deferred income	1,330	709
Interest payable	1,315	1,601
Unearned insurance premiums	452	616
Other	694	922

Total other liabilities and deferred income	$5,438	$5,314

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DEBT
Debt
At December 31, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)
	2008	2007	2008	2007	2008	2007

Short-term debt
Asset-backed commercial paper (c)	3.5%	5.3%			$11,503	$13,518
Other asset-backed short-term debt (c)	5.4%	5.5%			5,569	5,209
Ford Interest Advantage (d)	3.9%	5.6%			1,958	5,408
Unsecured commercial paper	9.1%	7.5%			12	526
Other short-term debt (e)	8.7%	6.7%			1,043	1,446

Total short-term debt	4.5%	5.5%	5.2%	5.7%	20,085	26,107

Long-term debt
Senior indebtedness
Notes payable within one year (f)					16,003	12,600
Notes payable after one year (g)					35,482	50,296
Unamortized discount					(251)	(86)
Asset-backed debt (c)
Notes payable within one year					26,501	21,108
Notes payable after one year					28,638	29,386

Total long-term debt (h)	6.1%	6.5%	6.0%	6.3%	106,373	113,304

Total debt	5.8%	6.3%	5.8%	6.2%	$126,458	$139,411

Estimated fair value of debt including accrued interest
Short-term debt subject to fair value (i)					$20,144	$26,195
Short-term debt fair value					19,671	26,195
Long-term debt subject to fair value (i)					107,354	114,768
Long-term debt fair value					90,849	109,899
Total estimated fair value of debt					110,520	136,094
Interest rate characteristics of debt payable after one year (j)
Fixed interest rates					$35,144	$47,095
Variable interest rates (generally based on LIBOR or other short-term rates)					28,642	32,488

Total payable after one year					$63,786	$79,583

(a)	Fourth quarter average contractual rates exclude the effects of derivatives and facility fees.

(b)	Fourth quarter weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $65 million and $58 million with affiliated companies at December 31, 2008 and 2007, respectively.

(f)	Includes $345 million with affiliated companies at December 31, 2008.

(g)	Includes $120 million and $158 million with affiliated companies at December 31, 2008 and 2007, respectively.

(h)	Average contractual and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.

(i)	Represents the par value of debt plus accrued interest at December 31, 2008 and 2007, respectively.

(j)	Represents secured and unsecured notes payable after one year excluding unamortized discount and fair value adjustments related to designated hedges. Fair value adjustments were $334 million and $99 million at December 31, 2008 and 2007 respectively. Excludes the effect of interest rate swap agreements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DEBT (Continued)
Debt consists of short-term and long-term unsecured and asset-backed debt, placed directly by us or through securities dealers or underwriters, and bank borrowings. We consider any debt with an original maturity of 12 months or less to be short-term debt. We have unsecured commercial paper programs in certain international markets, and asset-backed commercial paper programs in the United States, with sales mostly to qualified institutional investors. We also obtain short-term funding from the sale of demand notes to retail investors through our floating rate demand notes program. Some of our asset-backed securitization programs issue short-term debt securities that are sold to institutional investors. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.
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
The nominal interest rate for our floating rate demand notes issued and offered under our Ford Interest Advantage program ranged from 3.9% to 4.2% as of December 31, 2008 depending on the amount invested.
Our overall full year weighted-average effective interest rate (borrowing cost), including the effect of interest rate swap agreements, was 5.6% and 6.1% for 2008 and 2007, respectively.
The average term of the outstanding secured and unsecured commercial paper was 40 days at December 31, 2008 and 39 days at December 31, 2007. Short-term and long-term debt matures at various dates through 2048. Maturities are as follows (in millions):

	2009 (b)	2010	2011	2012	2013	Thereafter (c)	Total
Unsecured debt maturities	$19,016	$8,356	$11,722	$5,245	$4,739	$5,086	$54,164
Asset-backed debt maturities	43,573	13,664	12,070	2,227	423	254	72,211

Total debt maturities (a)	$62,589	$22,020	$23,792	$7,472	$5,162	$5,340	$126,375

(a)	Amounts exclude fair value adjustments of $334 million and unamortized discounts of $251 million.

(b)	Includes $20,085 million for short-term and $42,504 million for long-term debt.

(c)	Approximately $1.3 billion of unsecured debt matures between 2031 and 2048.
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
Credit Facilities
At December 31, 2008, we and our subsidiaries, including FCE Bank plc (“FCE”), had $2.0 billion of contractually-committed unsecured credit facilities with financial institutions, of which $1.4 billion were available for use. Of the lines available for use, $31 million matured in January, 2009, $811 million are committed through June 29, 2009, $117 million are committed through June 30, 2010, and $442 million are committed through December 31, 2011. Of the $2.0 billion of contractually-committed credit facilities, $315 million constitute Ford Credit bank lines (of which $70 million are worldwide) and $1.7 billion are FCE bank lines (of which $1.6 billion are worldwide). Our worldwide credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. Similarly, the FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DEBT (Continued)
In addition, at December 31, 2008, we have $15.7 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program. Included in this total is a $238 million contractually-committed liquidity facility provided by Lehman Brothers Bank, FSB (“Lehman Brothers Bank”). As disclosed in our Report on Form 8-K dated September 16, 2008, the contractually-committed liquidity facilities provided by Lehman Brothers Bank are guaranteed by Lehman Brothers Holdings Inc. (“Lehman”), the parent company of Lehman Brothers Bank. On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.
Of the $15.7 billion of contractually-committed liquidity facilities, $9.2 billion are committed through June 29, 2009, $174 million are committed through June 30, 2011 and $6.3 billion are committed through June 29, 2012. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At December 31, 2008, $15.3 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining FCAR bank liquidity facilities of $412 million were available to support FCAR’s purchase of our asset-backed securities. At December 31, 2008, the outstanding commercial paper balance for the FCAR program was $11.5 billion. We are registered to sell up to $16 billion of asset-backed commercial paper under the CPFF. As of December 31, 2008, we sold to the CPFF $7 billion of asset-backed commercial paper.
Committed Liquidity Programs
We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $24.0 billion at December 31, 2008 ($12.5 billion retail and $11.5 billion wholesale) of which $8.1 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $21.7 billion having maturities within the next twelve months (of which $7.3 billion relates to FCE commitments), and the balance having maturities between December 2010 and September 2011. As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in the second half of 2008, there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for securitizations. At December 31, 2008, $21.4 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.
In addition, we have a committed liquidity program for the purchase of up to $4.0 billion of asset-backed securities which is committed until December 2010 and at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit our ability to obtain funding. At December 31, 2008, we had $4.0 billion of outstanding funding in this program.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. INCOME TAXES
Effective May 1, 2007, we converted our form of organization from a Delaware corporation to a Delaware LLC and became a disregarded entity for United States income tax purposes. In addition, Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries. In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation. The Provision for/(Benefit from) income taxes for the years ended December 31 was estimated as follows (in millions):

	2008	2007	2006

Current
United States federal	$1,184	$1,402	$2,822
Foreign	213	145	289
State and local	176	115	(21)

Total current	1,573	1,662	3,090
Deferred
United States federal	(2,110)	(1,095)	(2,412)
Foreign	(135)	(48)	(24)
State and local	(342)	(73)	16

Total deferred	(2,587)	(1,216)	(2,420)

Provision for/(Benefit from) income taxes	$(1,014)	$446	$670

A reconciliation of the Provision for/(Benefit from) income taxes with the United States statutory tax rate as a percentage of Income/(Loss) before income taxes, excluding equity in net income of affiliated companies, minority interest in net income of a joint venture, and discontinued operations, is shown below for the years ended December 31:

	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
State and local income taxes	4.4	1.8	(0.2)
Investment income not subject to tax or subject to tax at reduced rates	0.0	(0.1)	(0.1)
Other	0.2	—	(0.4)

Effective tax rate	39.6%	36.7%	34.3%

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. INCOME TAXES (Continued)
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2008	2007

Deferred tax assets
Provision for credit losses	$1,869	$1,640
Net operating losses and foreign tax credits	455	514
Alternative minimum tax	—	311
Employee benefit plans	144	167
Other	322	307

Total deferred tax assets	2,790	2,939

Deferred tax liabilities
Leasing transactions	3,206	5,694
Finance receivables	786	866
Sales of receivables	747	714
Other	494	883

Total deferred tax liabilities	5,233	8,157

Net deferred income tax liability	$2,443	$5,218

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
Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned by us under this agreement is included in Other income, net. Interest expense due to Ford under this agreement are included in Interest expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. INCOME TAXES (Continued)
We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $51 million decrease to our retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2008	2007

Balance, at January 1	$421	$363
Increase — tax positions in prior years	48	55
Increase — tax positions in current year	3	17
Decrease — tax positions in prior years	(3)	—
Settlements	(173)	0
Lapse of statute of limitations	(7)	(14)

Balance, at December 31	$289	$421

The amount of unrecognized tax benefits at December 31, 2008 and December 31, 2007 that would affect the effective tax rate if recognized was $127 million and $109 million, respectively.
We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.
We have settled our U.S. federal income tax deficiencies related to tax years prior to 2004 in accordance with our intercompany tax sharing agreement with Ford. The Ford consolidated return is currently under examination for the 2004 through 2007 tax years. During 2008 we filed amended state income tax returns reflecting the impact of previously settled U.S. federal income tax audits and paid the associated liability.
Examinations by tax authorities have been completed through 1999 in Germany, 2003 in Canada, and 2004 in the United Kingdom.
Effective with the adoption of FIN 48, we elected to recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford and income tax related penalties in Provision for/(Benefit from) income taxes. During 2008 and 2007, we recorded approximately $4 million of net tax related interest income and $8 million in net tax related interest expense, respectively, in our consolidated statement of income. As of December 31, 2008 and December 31, 2007, we had recorded a net payable of $5 million and a net receivable of $3 million, respectively, for tax related interest.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at December 31, 2008 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Cash equivalents — financial instruments (a)(b)	$655	$4,388	$—	$5,043
Marketable securities (a)	6,236	2,365	5	8,606
Derivative financial instruments	—	2,882	909	3,791
Retained interests in securitized assets	—	—	92	92

Total assets at fair value	$6,891	$9,635	$1,006	$17,532

Liabilities
Derivative financial instruments	$—	$1,155	$990	$2,145

Total liabilities at fair value	$—	$1,155	$990	$2,145

(a)	At December 31, 2008, approximately 95% of our financial instruments (including those classified as marketable securities and cash equivalents) were U.S. Treasury securities or government agency securities, for which active and liquid markets exist. We rely on observable market data where available through our established pricing processes and believe this data reflects the fair value of our investment assets. Instruments presented in Level 1 include U.S. Treasury securities and equities. Instruments presented in Level 2 include government agency securities, corporate obligations and asset-backed securities. Instruments presented in Level 3 include certain asset-backed securities.

(b)	Cash equivalents — financial instruments excludes $3,084 million of time deposits, certificates of deposit and money market accounts reported at par value, which approximates fair value.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the year ended December 31, 2008 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
						Change in
						Unrealized
	Fair Value at	Total Realized		Net Transfers	Fair Value at	Gains/(Losses)
	January 1,	/Unrealized	Net Purchases/	Into/(Out of)	December 31,	on Instruments
	2008	Gains/(Losses)	(Settlements)	Level 3	2008	Still Held (a)

Marketable securities (b)	$—	$0	$5	$—	$5	$0
Derivative financial instruments, net (c)	(30)	(15)	(6)	(30)	(81)	(63)
Retained interests in securitized assets (d)	653	49	(610)	—	92	(58)

Total Level 3 fair value	$623	$34	$(611)	$(30)	$16	$(121)

(a)	For those assets and liabilities still held at December 31, 2008.

(b)	Marketable securities that were previously included in retained interests in securitized assets at June 30, 2008.

(c)	Reflects fair value of derivative assets, net of liabilities. Realized/Unrealized gains/(losses) on derivative financial instruments for the period presented are recorded to Interest expense ($1 million for fourth quarter 2008 and $12 million for the full year 2008), and Other income, net ($(38) million for fourth quarter 2008 and $1 million for the full year 2008), and Other comprehensive income/(loss) reflecting foreign currency translation ($(25) million for fourth quarter 2008 and $(28) million for the full year 2008). Refer to Note 13 for income statement classification by hedge designation.

(d)	Realized/Unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Investment and other income related to sales of receivables ($2 million for fourth quarter 2008 and $107 million for the full year 2008) and Other comprehensive income/(loss) ($(14) million for the fourth quarter 2008 and $(58) million for the full year 2008).
The following table summarizes the fair values of items measured at fair value on a nonrecurring basis at December 31, 2008 (in millions):

Items Measured at Fair Value on a Nonrecurring Basis
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Total
	(Level 1)	(Level 2)	(Level 3)	Total	Gains/(Losses)

Net investment in operating leases (a)	$—	$—	$9,414	$9,414	$(2,086)

(a)	In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we recorded a pre-tax impairment of $2.1 billion during the second quarter of 2008 related to certain vehicle lines included in our Net investment in operating leases. The fair value used to determine the impairment was measured by discounting the contractual payments and estimated auction proceeds. The discount rate reflected hypothetical market assumptions regarding borrowing rates, credit loss patterns and residual value risk. Refer to Note 5 for additional information on this impairment.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Income Statement Effect of Derivative Instruments
The following table summarizes the pre-tax gain/(loss) for each type of hedge designation for the years ended December 31 (in millions):

				Income Statement
	2008	2007	2006	Classification
Fair value hedges
Ineffectiveness	$(54)	$—	$11	Other income, net
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	59	—	19	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (a) (b)	—	—	160	Other income, net
Derivatives not designated as hedging instruments
Interest rate derivatives	(122)	152	(179)	Other income, net
Foreign currency swaps and forward contracts (b)	1,569	(336)	(151)	Other income, net
Other	(1)	1	1	Other income, net

(a)	Amount represents the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates.

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.
Balance Sheet Effect of Derivative Instruments
The following table summarizes the estimated fair value of our derivative financial instruments at December 31:

	2008			2007
		Fair	Fair		Fair	Fair
		Value	Value		Value	Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in billions)	(in millions)		(in billions)	(in millions)
Fair value hedges	$3	$345	$—	$—	$—	$—
Derivatives not designated as hedging instruments (a)	152	3,446	2,145	181	2,811	1,376

Total derivative financial instruments	$155	$3,791	$2,145	$181	$2,811	$1,376

(a)	Includes internal forward contracts between Ford Credit and an affiliated company.
We estimate the fair value of our derivatives using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments.
We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment reflects the full credit default spread swap (“CDS”) spread applied to a net exposure, by counterparty. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. At December 31, 2008, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g. LIBOR), reduced our derivative assets by $116 million and our derivative liabilities by $131 million.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
In certain cases, market data is not available and we use management judgment to develop assumptions which are used to determine fair value. This includes situations where there is illiquidity for a particular currency or for longer-dated instruments. For longer-dated instruments with regards to which observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity.
The use of derivatives to manage market risk results in counterparty risk, the risk of a counterparty defaulting on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our counterparty exposures are with counterparties that have long-term credit ratings of single-A or better. The total fair value of derivative instruments in asset positions on December 31, 2008 is approximately $4 billion, and represents the maximum loss that would be recognized at December 31, 2008 if all counterparties failed to perform as contracted.
See Note 1 for detail regarding derivative accounting policies. See Note 12 for additional information regarding fair value measurements.
NOTE 14. DIVESTITURES AND HELD-FOR-SALE OPERATIONS
North America Segment Divestiture
Triad Financial Corporation. In 2005, we completed the sale of Triad Financial Corporation (“Triad”). For the years ending December 31, 2008 and 2007, we received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, and recognized $9 million and $6 million after-tax, respectively, in Gain on disposal of discontinued operations.
International Segment Divestitures
FCE Swiss Branch. During the fourth quarter of 2008, FCE sold the assets of its Swiss branch to an affiliated company, Volvo Auto Bank Deutschland GmbH (“VAB”) in Germany, a subsidiary of Ford. As a result of the sale, we reduced Finance receivables, net by approximately $800 million, and recognized foreign currency translation adjustments of approximately $16 million as a pre-tax gain on sale in Other income, net. VAB now provides vehicle financing in Switzerland through its own Swiss branch.
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 14. DIVESTITURES AND HELD-FOR-SALE OPERATIONS (Continued)
PRIMUS Financial Services Inc. In April 2008, we completed the sale of 96% of our ownership interest in PRIMUS Financial Services Inc., our operation in Japan that offered automotive retail and wholesale financing of Ford and Mazda vehicles. As a result of the sale, Finance receivables, net were reduced by approximately $1.8 billion, Debt was reduced by approximately $252 million, and we recognized a pre-tax gain of $22 million, net of transaction costs and including $28 million of foreign currency translation adjustments, in Other income, net. Included in the foreign currency translation adjustments is the recognition of $3 million relating to a matured net investment hedge. We report our remaining ownership interest in Other assets as a cost method investment.
Primus Finance and Leasing, Inc. During the second quarter of 2008, we completed the sale of our 60% ownership interest in Primus Finance and Leasing, Inc. (“Primus Philippines”), our operation in the Philippines that offered automotive retail and wholesale financing of Ford and Mazda vehicles. We also completed the sale of our 40% ownership in PFL Holdings, Inc., a holding company in the Philippines that owned the remaining 40% ownership interest in Primus Philippines. As a result of the sale, we recognized a pre-tax gain of $5 million, net of transaction costs and including $1 million of foreign currency translation adjustments, in Other income, net.
AB Volvofinans. During the third quarter of 2007, we sold a majority of our interest in AB Volvofinans, an unconsolidated affiliate that finances the sale of Volvo and Renault vehicles through Volvo dealers in Sweden. As a result of the transaction, we received $157 million as proceeds from the sale and recognized a pre-tax gain of $51 million, including $40 million of foreign currency translation adjustments, in Other income, net. We report our remaining ownership interest in Other assets as an equity method investment.
Held-for-Sale Operations
Primus Leasing Company Limited. During the fourth quarter of 2008, we committed to a plan to sell Primus Leasing Company Limited (“Primus Thailand”), our operation in Thailand that offers automotive retail and wholesale financing of Ford, Mazda and Volvo vehicles. We expect to complete the sale during the first quarter of 2009 for an amount approximately equal to book value. The assets and liabilities of Primus Thailand classified as held-for-sale at December 31, 2008 are summarized as follows (in millions):

2008

Assets
Finance receivables, net	$210
Other assets	4

Total assets of held-for-sale operations	$214

Liabilities
Total accounts payable	$14
Debt	41
Other liabilities	1

Total liabilities of held-for-sale operations	$56

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 15. EMPLOYEE SEPARATION ACTIONS
North America Segment
In 2007, we recognized pre-tax charges of $40 million in Operating expenses for employee separation actions (excluding costs for retirement plan and postretirement health care and life insurance benefits) announced in 2006 in the United States and in 2007 in Canada. These actions were associated with our business transformation initiative to consolidate branches into our existing service centers in North America. In 2008, we released the remaining $2 million of this reserve. During 2007, we also incurred charges of $72 million for retirement plan and postretirement health care and life insurance benefits related to these actions.
International Segment
In 2008, we recognized pre-tax charges of $20 million in Operating expenses (including $1 million for retirement plan benefits) for employee separation actions primarily in Asia Pacific locations. These separations are expected to be substantially completed by the end of 2009. During 2007, we recognized pre-tax charges of $9 million in Operating expenses for separation programs in various International locations (excluding Germany). All of these separation actions have been completed.
In 2006, FCE announced a plan to restructure its business in Germany that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover and Mazda vehicles. The plan included the consolidation of branches into district offices; these actions reduced ongoing costs. The costs associated with the business restructuring were charged to Operating expenses. Total estimated expenses through December 31, 2008 are $18 million. In 2008, we paid $4 million. The restructuring was completed in 2007.
The table below summarizes the pre-tax charges incurred and the related liability for the years ended December 31 (in millions):

	2008	2007

Liability, beginning of period	$7	$31
(Released)/Accrued during period	(1)	(12)
Paid during period	(4)	(14)
Foreign currency translation	0	2

Liability, end of period	$2	$7

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 16. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION
We are a participating employer in certain retirement, postretirement health care and life insurance and share-based compensation plans that are sponsored by Ford. As described below, Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2008, filed separately with the Securities and Exchange Commission (“SEC”).
Employee Retirement Plans
We are a participating employer in certain Ford-sponsored retirement plans and costs are allocated to us based on the total number of participating employees at Ford Credit. Benefits under the plans are generally based on an employee’s length of service, salary and contributions. The allocation amount can be impacted by key assumptions (for example, discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations. Also, we are jointly and severally liable to the Pension Benefit Guaranty Corporation (“PBGC”) for certain Ford IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by the PBGC in a distress termination. We are liable to pay any plan deficiencies and could have a lien placed on our assets by the PBGC to collateralize this liability.
Retirement plan costs allocated to Ford Credit for our employees in the United States participating in the Ford-sponsored plans was $23 million, $90 million and $54 million in 2008, 2007 and 2006, respectively. The allocated cost for 2008, which was charged to Operating expenses, was equivalent to approximately 11% of Ford’s total U.S. salaried retirement plan cost.
Postretirement Health Care and Life Insurance Benefits
Postretirement health care benefits are provided under certain Ford plans, which provide benefits to retired salaried employees primarily in the United States. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.
Postretirement health care and life insurance costs assigned to Ford Credit for our employees in the United States participating in the Ford-sponsored plans were $(17) million, $(17) million and $(21) million in 2008, 2007 and 2006, respectively. The allocated cost for 2008, which was a reduction to Operating expenses, was equivalent to approximately 6% of Ford’s total U.S. salaried postretirement health care and life insurance benefits cost.
Stock Options
Certain of our employees have been granted stock options under Ford’s Long-term Incentive Plans (“LTIP”). Costs of these stock option plans are allocated to us based on the total number of employees at Ford Credit that are eligible for stock options.
Employee stock option expense allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $2 million, $6 million and $5 million in 2008, 2007 and 2006, respectively. The allocated expense for 2008, which was charged to Operating expenses, was equivalent to approximately 7% of Ford’s total stock option expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 16. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION (Continued)
Restricted Stock Units
We grant performance and time-based restricted stock units to our employees. Restricted stock units awarded in stock (“RSU-stock”) provide the recipients with the right to shares of stock after a restriction period. The fair value of the units granted under the 1998 LTIP is the average of the high and low market price of Ford’s Common Stock on the grant date. The fair value of the units granted under the 2008 LTIP is the closing price of Ford’s Common Stock on the grant date. Outstanding RSU-stock are either strictly time-based or a combination of performance and time-based. The restriction periods vary dependent upon the specific grant (1-5 years). The fair value of the units is the average of the high and low market price of Ford’s Common Stock on the grant date.
Time-based RSU-stock awards issued in 2006 and prior vest at the end of the restriction period and the expense is taken equally over the restriction period. For time-based RSU-stock awards issued in and after 2007, the awards generally vest under the graded vesting method. One-third of the RSU-stock awards vest after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. The expense is recognized in accordance with this graded vesting method.
Performance RSU-stock have a performance period (usually 1-3 years) and a restriction period (usually 1-3 years). Compensation expense for these awards is not recognized until it is probable and estimable. Expense is then recognized over the performance and restriction periods based on the fair market value of Ford stock at grant date.
Employee Restricted Stock Unit expense allocated to Ford Credit for our employees participating in the plan was $6 million, $5 million and $1 million in 2008, 2007 and 2006, respectively. The allocated expense for 2008, which was charged to Operating expenses, was equivalent to approximately 7% of Ford’s total restricted stock unit expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 17. TRANSACTIONS WITH AFFILIATED COMPANIES
Transactions with Ford and affiliated companies occur in the ordinary course of business.
Income Statement
The income statement effects for the years ended December 31 of transactions with affiliated companies were as follows (reductions to Income/(Loss) before income taxes are presented as negative amounts) (in millions):

	2008	2007	2006
Financing margin
Interest supplements and other support costs earned from Ford and affiliated companies	$4,774	$4,592	$3,487
Reimbursement of losses on vehicles repurchased for Ford	782	1,111	2,082
Operating lease revenue earned on vehicles leased to Ford	267	297	326
Residual value support earned from Ford and affiliated companies (a)	395	327	410
Interest expense on debt with Ford and affiliated companies	(47)	(21)	(23)
Interest income earned on notes receivables from Ford and affiliated companies	38	36	26
Interest income earned on receivables with affiliates (b)	15	17	17
Interest paid under tax sharing agreement with Ford (c)	—	(71)	(137)
Other revenue
Income/(expense) from derivative transactions with affiliates	1,730	(545)	(196)
Earned insurance premiums ceded to a Ford-owned affiliate	(180)	(252)	(400)
Interest earned under tax sharing agreement with Ford (c)	10	—	—
Expenses
Payments to Ford for marketing support, advice and services (d)	(185)	(292)	(404)
Insurance loss and loss adjustment expenses recovered from a Ford-owned affiliate	77	107	197
Retirement benefits (e)	6	73	33

(a)	These amounts are primarily included in Depreciation on vehicles subject to operating leases.

(b)	Certain entities are reported as consolidated subsidiaries of Ford; revenue from providing financing to these entities is included in Financing revenue.

(c)	Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned by us under this agreement is included in Other income, net. Interest expenses due to Ford under this agreement are included in Interest expense.

(d)	We receive technical and administrative advice and services from Ford and its affiliates, occupy office space furnished by Ford and its affiliates, utilize data processing facilities maintained by Ford, share in the costs of Ford’s fixed marketing and sell returned lease and repossessed vehicles sold through Ford auction lots. These costs are charged to Operating expenses.

(e)	In the United States, we are a participating employer in certain retirement, postretirement health care and life insurance plans that are sponsored by Ford. Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Refer to Note 16 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 17. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)
Balance Sheet
The balance sheet effects at December 31 of transactions with affiliated companies were as follows (in millions):

	2008	2007
Assets
Net finance receivables and investment in operating leases
Receivables purchased from certain divisions and affiliates of Ford (a)	$2,616	$3,680
Unearned interest supplements (b)	(1,296)	(332)
Finance receivables with Ford-owned entities (c)	1,014	1,802
Net investment in vehicles leased to Ford (d)	640	664
Notes and accounts receivables from Ford and affiliated companies	1,047	906
Derivative asset with Ford	168	—
Other assets
Vehicles held for resale that were purchased from Ford and affiliated companies (e)	603	1,238
Investment in non-consolidated affiliates	524	461
Interest supplements due from Ford related to sold receivables (f)	65	169
Liabilities
Accounts payables to Ford and affiliated companies (g) (h)	(1,015)	(2,308)
Income tax payable to Ford (h)	(1,657)	(1,514)
Debt with Ford and affiliated companies (i)	(530)	(216)
Derivative liability with Ford	—	(319)
Unearned interest supplements and residual support (b)	(1,271)	(343)

(a)	We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers, and the purchase of other receivables generated by Ford. At December 31, 2008, approximately $588 million of these assets are subject to limited guarantees by Ford. In addition, at December 31, 2008, Ford guaranteed approximately $85 million of our finance receivables related to dealers.

(b)	Unearned interest supplements and residual support payments received for finance receivables and net investments in operating leases purchased or originated beginning January 1, 2008. In addition, Ford is obligated to pay us approximately $2.5 billion of interest supplements (including supplements related to sold receivables) and approximately $450 million of residual value support over the terms of the related finance contracts that were purchased or originated prior to January 1, 2008.

(c)	Primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. These receivables are included in Net finance receivables.

(d)	We have entered into a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The investment in these vehicles is included in Net investment in operating leases and is guaranteed by Ford.

(e)	We purchase from Ford and affiliated companies certain used vehicles pursuant to its obligation to repurchase such vehicles from daily rental car companies; these vehicles are recorded in Other assets. We subsequently sell the used vehicles at auction; any gain or loss on these vehicles reverts to Ford.

(f)	We record an asset for interest supplements when certain receivables are sold in off-balance sheet securitizations and whole-loan sale transactions. These non-finance receivables are reported in Other assets.

(g)	Includes $440 million and $480 million of post-retirement health care and life insurance benefits due to Ford at December 31, 2008 and 2007, respectively.

(h)	In accordance with our intercompany tax sharing agreement with Ford, the United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation. The income tax payable to Ford does not include amounts recorded as Deferred income taxes. Refer to Note 11 for additional information. During 2008, we paid Ford $2.1 billion related to the agreement, of which $925 million was recorded in Accounts payable at December 31, 2007.

(i)	At December 31, 2008, includes $343 million in support of a guarantee provided by FCE as collateral in respect of the obligations of Ford in Romania.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 17. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)
Commitments and Contingencies
We provide various guarantees to third parties on behalf of Ford. At December 31, 2008, the value of these guarantees totaled approximately $270 million; Ford counter-guarantees approximately $110 million of these items. In addition, we provided guarantees to Ford on behalf of third parties totaling $96 million at December 31, 2008. See Note 20 for information regarding guarantees of certain obligations of unconsolidated and other affiliates.
Support Agreement
On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement (“Support Agreement”) (formerly known as the Amended and Restated Profit Maintenance Agreement). Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our then-most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to be 11.5 to 1. A copy of the Support Agreement is included as Exhibit 10-A to this Form 10-K.
In the first quarter of 2008, we received a payment of $109 million under the terms of the Amended and Restated Profit Maintenance Agreement between Ford and us. Based on an evaluation of several factors including our present liquidity and leverage ratio, and our forecasted and historical levels of liquidity, leverage, equity, assets, dividends and distributions, and other intercompany obligations, we did not request a payment in the second or third quarter 2008. Pursuant to the Support Agreement, the $109 million received under the terms of the Amended and Restated Profit Maintenance Agreement during the first quarter was repaid to Ford in the fourth quarter. Our 2008 Income/(Loss) before income taxes was not impacted by these actions.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION
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
Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total

2008
Revenue (a)	$13,878	$4,051	$(317)	$(98)	$—	$(415)	$17,514
Income
Income/(Loss) before income taxes	(2,749)	507	(317)	—	—	(317)	(2,559)
Provision for /(Benefit from) income taxes	(1,080)	177	(111)	—	—	(111)	(1,014)
Income/(Loss) from continuing operations	(1,669)	330	(206)	—	—	(206)	(1,545)
Other disclosures
Depreciation on vehicles subject to operating leases	8,731	288	—	—	—	—	9,019
Interest expense	5,261	2,517	—	(144)	—	(144)	7,634
Provision for credit losses	1,603	166	—	—	—	—	1,769
Finance receivables and net investment in operating leases	87,018	30,674	—	(559)	(1,296)	(1,855)	115,837
Total assets	113,728	38,162	—	(467)	(1,296)	(1,763)	150,127

2007
Revenue (a)	$15,191	$3,906	$(108)	$(351)	$—	$(459)	$18,638
Income
Income/(Loss) before income taxes	701	622	(108)	—	—	(108)	1,215
Provision for/(Benefit from) income taxes	266	218	(38)	—	—	(38)	446
Income/(Loss) from continuing operations	435	404	(70)	—	—	(70)	769
Other disclosures
Depreciation on vehicles subject to operating leases	5,884	304	—	—	—	—	6,188
Interest expense	6,728	2,304	—	(402)	—	(402)	8,630
Provision for credit losses	516	72	—	—	—	—	588
Finance receivables and net investment in operating leases	106,522	40,622	—	(6,013)	—	(6,013)	141,131
Total assets	127,929	46,453	—	(5,359)	—	(5,359)	169,023

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total

2006
Revenue (a)	$14,757	$3,447	$(448)	$(509)	$—	$(957)	$17,247
Income
Income/(Loss) before income taxes	1,729	672	(448)	—	—	(448)	1,953
Provision for /(Benefit from) income taxes	591	235	(156)	—	—	(156)	670
Income/(Loss) from continuing operations	1,138	437	(292)	—	—	(292)	1,283
Other disclosures
Depreciation on vehicles subject to operating leases	4,876	313	—	—	—	—	5,189
Interest expense	6,626	1,795	—	(603)	—	(603)	7,818
Provision for credit losses	(25)	120	—	—	—	—	95
Finance receivables and net investment in operating leases	108,388	39,161	4	(12,209)	—	(12,205)	135,344
Total assets	135,578	43,610	4	(11,219)	—	(11,215)	167,973

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 18. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
Geographic Information
Total revenue, Income/(Loss) before income taxes, Income/(Loss) from continuing operations, Finance receivables, net, and assets identifiable with operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31 (in millions):

	2008	2007	2006

Revenue (a)
United States operations	$11,132	$12,339	$11,635
Canadian operations	2,422	2,569	2,185
European operations	3,192	2,809	2,396
Other foreign operations	768	921	1,031

Total revenue	$17,514	$18,638	$17,247

Income/(Loss) before income taxes
United States operations	$(2,173)	$417	$895
Canadian operations	(1,136)	(24)	143
European operations	601	555	561
Other foreign operations	149	267	354

Total Income/(Loss) before income taxes	$(2,559)	$1,215	$1,953

Finance receivables, net and net investment in operating leases
United States operations	$75,455	$87,157	$87,594
Canadian operations	10,167	14,383	10,993
European operations	25,612	31,674	28,780
Other foreign operations	4,603	7,917	7,977

Total finance receivables, net and net investment in operating leases	$115,837	$141,131	$135,344

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
Selected financial data by calendar quarter were as follows (in millions):

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2008
Total revenue (a)	$4,551	$4,588	$4,432	$3,943	$17,514
Depreciation on vehicles subject to operating leases	1,814	4,090	1,573	1,542	9,019
Interest expense	1,992	1,901	1,888	1,853	7,634
Total financing margin and other revenue (b)	745	(1,403)	971	548	861
Provision for credit losses	327	545	377	520	1,769
Income/(Loss) from continuing operations	23	(1,435)	95	(228)	(1,545)
Net income/(loss)	24	(1,427)	95	(228)	(1,536)

2007
Total revenue (a)	$4,537	$4,298	$4,928	$4,875	$18,638
Depreciation on vehicles subject to operating leases	1,475	1,450	1,596	1,667	6,188
Interest expense	2,149	2,166	2,149	2,166	8,630
Total financing margin and other revenue (c)	913	682	1,183	1,042	3,820
Provision for credit losses	46	82	173	287	588
Income/(Loss) from continuing operations	193	62	334	180	769
Net income/(loss)	193	62	334	186	775

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

(b)	In the second quarter of 2008, we recorded a $49 million adjustment to correct the March 31, 2008 valuation of our derivative instruments to reflect non-performance risk. The impact on previously issued interim financial statements was not material.

(c)	In the fourth quarter of 2007, we recorded a $55 million unfavorable cumulative adjustment to correct the valuation related to certain interest rate swaps. The impact on previously issued annual and interim financial statements and 2007 full year income was not material.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 20. COMMITMENTS AND CONTINGENCIES
Lease Commitments
At December 31, 2008, we had the following future minimum rental commitments under non-cancelable operating leases (in millions): 2009 — $35; 2010 — $28; 2011 — $17; 2012 — $9; 2013 — $8; thereafter — $4. These amounts include rental commitments for certain land, buildings, machinery and equipment. Our rental expense was $41 million, $68 million and $71 million in 2008, 2007 and 2006, respectively.
Guarantees and Indemnifications
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material. We have estimated the probability of payment for each guarantee and indemnification to be remote and have not recorded any loss accruals. At December 31, 2008 and 2007, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $270 million in 2008 and $376 million in 2007; of these values, $110 million and $150 million for 2008 and 2007, respectively, were counter-guaranteed by Ford to us.
FCE has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $343 million has been fully collateralized by cash received from Ford Motor Company Limited, a Ford U.K. subsidiary, and is recorded as Debt. The expiration date of the guarantee is August 2009 and could terminate on payment and/or cancellation of the obligation by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.
Guarantees of obligations to Ford. We have guaranteed $96 million and $121 million of third-party obligations payable to Ford Brazil at December 31, 2008 and 2007, respectively. Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third-parties to repay Ford the obligated amounts. The guarantee will terminate upon the repayment or cancellation of the obligations.
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
NOTE 20. COMMITMENTS AND CONTINGENCIES (Continued)
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
Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2008. We do not reasonably expect, based on our analysis, that such matters would have a significant effect on future financial statements for a particular year, although such an outcome is possible.
NOTE 21. SUBSEQUENT EVENT
In January 2009, we announced to employees our plan to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. The restructuring will affect servicing, sales, and central operations. It will eliminate about 1,200 staff and agency positions, or about 20% of our U.S. operations. The reductions will occur in 2009 through attrition, retirements, and involuntary separations. We estimate the lifetime cost and 2009 expense to be approximately $70 million.