Form 10-Q
period 2009-03-31
FORD MOTOR CREDIT CO LLC
filed 2009-05-08
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (313) 322-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXHIBIT INDEX APPEARS AT PAGE 51

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2009 and 2008
(in millions)

	First Quarter
	2009	2008
	(Unaudited)
Financing revenue
Operating leases	$1,398	$1,707
Retail	756	859
Interest supplements and other support costs earned from affiliated companies	970	1,246
Wholesale	291	477
Other	20	35

Total financing revenue	3,435	4,324
Depreciation on vehicles subject to operating leases	(1,415)	(1,814)
Interest expense	(1,420)	(1,992)

Net financing margin	600	518
Other revenue
Insurance premiums earned, net	29	40
Other income, net	64	187

Total financing margin and other revenue	693	745
Expenses
Operating expenses	328	367
Provision for credit losses (Note 4)	385	327
Insurance expenses	16	19

Total expenses	729	713

Income/(Loss) before income taxes	(36)	32
Provision for/(Benefit from) income taxes	(23)	9

Income/(Loss) from continuing operations	(13)	23
Gain on disposal of discontinued operations	—	1

Net income/(loss)	$(13)	$24

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$12,638	$15,473
Marketable securities	7,236	8,606
Finance receivables, net (Note 2)	84,014	93,331
Net investment in operating leases (Note 3)	20,166	22,506
Notes and accounts receivable from affiliated companies	810	1,047
Derivative financial instruments (Note 11)	2,799	3,791
Assets of held-for-sale operations (Note 12)	—	214
Other assets (Note 7)	4,644	5,159

Total assets	$132,307	$150,127

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,129	$1,781
Affiliated companies	1,293	1,015

Total accounts payable	2,422	2,796
Debt (Note 8)	111,422	126,458
Deferred income taxes	2,361	2,668
Derivative financial instruments (Note 11)	1,973	2,145
Liabilities of held-for-sale operations (Note 12)	—	56
Other liabilities and deferred income (Note 7)	4,859	5,438

Total liabilities	123,037	139,561

Shareholder’s interest
Shareholder’s interest	5,149	5,149
Accumulated other comprehensive income	203	432
Retained earnings (Note 9)	3,918	4,985

Total shareholder’s interest	9,270	10,566

Total liabilities and shareholder’s interest	$132,307	$150,127

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2009 and 2008
(in millions)

	First Quarter
	2009	2008
	(Unaudited)
Net income/(loss)	$(13)	$24
Other comprehensive income/(loss), net of tax:
Foreign currency translation	(229)	288
Change in value of retained interests in securitized assets	0	(14)
Adjustment for adoption of SFAS No. 159 (a)	—	(6)

Total other comprehensive income/(loss)	(229)	268

Comprehensive income/(loss)	$(242)	$292

(a)	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). Refer to Note 1 of our 2008 10-K Report for additional information.
The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2009 and 2008
(in millions)

	First Quarter
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$(13)	$24
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	385	327
Depreciation and amortization	1,587	2,037
Amortization of upfront interest supplements	(382)	(216)
Net change in deferred income taxes	(293)	(579)
Net change in other assets	809	1,134
Net change in other liabilities	(85)	320
All other operating activities	18	135

Net cash provided by operating activities	2,026	3,182

Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(4,910)	(8,548)
Collections of finance receivables (other than wholesale)	8,219	9,110
Purchases of operating lease vehicles	(910)	(3,885)
Liquidations of operating lease vehicles	1,626	2,008
Net change in wholesale receivables	4,484	(1,810)
Net change in notes receivable from affiliated companies	93	(27)
Purchases of marketable securities	(5,544)	(1,022)
Proceeds from sales and maturities of marketable securities	5,854	2,197
Proceeds from sales of businesses	165	1
Settlements of derivatives	914	173
All other investing activities	(24)	157

Net cash provided by/(used in) investing activities	9,967	(1,646)

Cash flows from financing activities
Proceeds from issuances of long-term debt	5,272	10,971
Principal payments on long-term debt	(15,214)	(11,371)
Change in short-term debt, net	(4,049)	(711)
Cash distributions (a)	—	—
All other financing activities	(15)	(23)

Net cash (used in) financing activities	(14,006)	(1,134)
Effect of exchange rate changes on cash and cash equivalents	(192)	58
Cumulative correction of a prior period error (b)	(630)	—

Total cash flows from operations	(2,835)	460

Cash and cash equivalents, beginning of period	$15,473	$14,137
Change in cash and cash equivalents	(2,835)	460

Cash and cash equivalents, end of period	$12,638	$14,597

(a)	See Note 9 for information regarding a non-cash distribution in the first quarter of 2009.

(b)	In the first quarter of 2009, we recorded a $630 million cumulative adjustment to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods. The impact on previously issued annual and interim financial statements was not material.
The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 1. ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial conditions for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated variable interest entities (“VIEs”) in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K Report”). We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).
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
Liquidity
At March 31, 2009, we had $19.9 billion of cash, cash equivalents and marketable securities, including $5.4 billion which may only be used to support our on-balance sheet securitizations and $500 million related to our insurance activities. Risks and uncertainties related to the credit environment may affect our ability to obtain funding and thereby reduce our future liquidity. We expect the majority of our funding in 2009 will consist of eligible issuances pursuant to government-sponsored programs. If credit markets continue to constrain our funding or if we are not eligible for government-sponsored programs, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate below the low-end of our projected year-end 2009 finance receivables and net investment in operating leases balance (i.e., below $85 billion).
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Noncontrolling Interest
We adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), on January 1, 2009 and applied the presentation and disclosure requirements retrospectively for all periods presented. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in our consolidated financial statements. Previously, these noncontrolling interests were reflected in our financial statements as Minority interests in net assets of subsidiaries, which was not included in equity. As a result of SFAS No. 160, our shareholder’s interest, net income/(loss), and comprehensive income/(loss) will be reflected as attributable to either Ford Credit or our noncontrolling interests (if our noncontrolling interests are more than de minimis). At March 31, 2009, our noncontrolling interests were de minimis. SFAS No. 160 also required us to incorporate a consolidated statement of comprehensive income.
Cash and Cash Equivalents and Marketable Securities
We recognized earnings of $31 million and $141 million in the first quarter of 2009 and 2008, respectively, related to interest and investment income on our cash and cash equivalents and marketable securities. These amounts are included in Other income, net.
See Note 5 for information on cash that supports on-balance sheet securitization transactions.
Interest Supplements and Other Support Costs Earned from Affiliated Companies
As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates. The amount of unearned interest supplements for finance receivables was $1.3 billion at March 31, 2009 and December 31, 2008. Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value. Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income. At March 31, 2009, the amount of unearned interest supplements and residual support payments for net investment in operating leases was $1.2 billion, compared to $1.3 billion at December 31, 2008.
At March 31, 2009, in the United States and Canada, Ford is obligated to pay us $2.0 billion of interest supplements (including supplements related to sold receivables) and about $400 million of residual value support over the terms of the related finance contracts, compared with $2.5 billion of interest supplements and about $450 million of residual value support at December 31, 2008, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Derivative Financial Instruments and Hedge Accounting
We adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), on January 1, 2009. SFAS No. 161 enhances the current disclosure framework for derivative instruments and hedging activities. In this initial year of adoption, we have elected to not present earlier periods for comparative purposes.
In the normal course of business, we are exposed to interest rate changes and foreign currency exchange rate fluctuations. Interest rate and currency exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on our operating results. Risk is reduced in two ways: (1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and (2) through the use of interest rate and foreign exchange derivatives. Our risk management strategy is reviewed on a regular basis by our management. We do not engage in any speculative activities in the derivative markets.
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
See Note 10 for information on fair value measurements. See Note 11 for detail regarding income effect and balance sheet effect of derivative instruments.
Provision for/(Benefit from) Income Taxes
The provision for/(benefit from) income taxes is computed by applying our estimated annual effective tax rate to year-to-date income/(loss) before taxes. The unusual first quarter effective tax rate results primarily from the impact of first quarter adjustments to prior year estimates of state and local income taxes relative to our financial results.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FINANCE RECEIVABLES
Net finance receivables at March 31, 2009 and December 31, 2008 were as follows (in millions):

	March 31,	December 31,
	2009	2008
	(Unaudited)
Retail (including direct financing leases)	$61,323	$65,475
Wholesale	22,798	27,765
Other	2,680	2,791

Total finance receivables, net of unearned income (a)(b)	86,801	96,031
Less: Unearned interest supplements	(1,341)	(1,296)
Less: Allowance for credit losses	(1,446)	(1,404)

Finance receivables, net	$84,014	$93,331

(a)	At March 31, 2009 and December 31, 2008, includes $908 million and $1.0 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At March 31, 2009 and December 31, 2008, includes finance receivables of $68.2 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 3. NET INVESTMENT IN OPERATING LEASES
Net investment in operating leases at March 31, 2009 and December 31, 2008 were as follows (in millions):

	March 31,	December 31,
	2009	2008
	(Unaudited)
Vehicles, at cost, including initial direct costs	$26,430	$27,984
Less: Accumulated depreciation	(5,998)	(5,214)
Less: Allowance for credit losses	(266)	(264)

Net investment in operating leases (a)	$20,166	$22,506

(a)	At March 31, 2009 and December 31, 2008, includes net investment in operating leases of $13.6 billion and $15.6 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended March 31 (in millions):

	First Quarter
	2009	2008
	(Unaudited)
Balance, beginning of period	$1,668	$1,090
Provision for credit losses	385	327
Deductions
Charge-offs before recoveries	436	338
Recoveries	(104)	(109)

Net charge-offs	332	229
Other changes, principally amounts related to translation adjustments	9	(15)

Net deductions	341	214

Balance, end of period	$1,712	$1,203

Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. At March 31, 2009, our allowance for credit losses includes about $160 million primarily reflecting higher severity assumptions compared to historical trends used in our models, and higher wholesale and dealer loan losses. Loss severity is the expected difference between the amount a customer owes us when we charge off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

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
The following table shows the assets and the associated liabilities related to our secured debt arrangements that were included in our financial statements at March 31, 2009 and December 31, 2008 (in billions):

	March 31, 2009			December 31, 2008
	Cash & Cash		Related	Cash & Cash		Related
	Equivalents	Receivables	Debt	Equivalents	Receivables	Debt
		(Unaudited)
Retail	$3.3	$49.6	$40.0	$3.3	$51.6	$42.6
Wholesale	1.0	18.6	13.7	1.2	22.1	17.6
Net investment in operating leases	1.1	13.6	10.3	1.0	15.6	12.0

Total secured debt arrangements (a)	$5.4	$81.8	$64.0	$5.5	$89.3	$72.2

(a)	Includes debt of $55.1 billion and $62.3 billion at March 31, 2009 and December 31, 2008, respectively, issued by VIEs of which we are the primary beneficiary or an affiliate whereby the debt is backed by the collateral of the VIE. The carrying values of our assets securing the debt issued by these VIEs were $4.7 billion and $4.8 billion of cash and cash equivalents, $39.5 billion and $41.9 billion of retail receivables, $16.7 billion and $19.6 billion of wholesale receivables, and $13.6 billion and $15.6 billion of net investment in operating leases at March 31, 2009 and December 31, 2008, respectively. Refer to Note 6 for further discussion regarding our VIEs.
In certain financing structures, we issue asset-backed debt directly, rather than from consolidated VIEs. For our bank-sponsored conduit program, we transfer finance receivables to bank conduits or sponsor banks in which we retain a significant interest in the transferred pools of receivables. The outstanding balance of the transferred pools of finance receivables was $7.6 billion and $8.4 billion and the associated secured debt was $6.3 billion and $6.9 billion at March 31, 2009 and December 31, 2008, respectively.
We have pledged certain financial assets as collateral and included the associated debt in secured debt arrangements that did not utilize a VIE. Of the $700 million and $773 million of debt secured by collateral at March 31, 2009 and December 31, 2008, respectively, a majority is funded through the European Central Bank (“ECB”). The assets associated with this debt included $94 million and $80 million of cash and cash equivalents and $1.1 billion and $1.2 billion of receivables at March 31, 2009 and December 31, 2008, respectively.
Our financial performance related to our secured borrowings is comprised of interest expense and derivative expense. Our interest expense was $573 million and $867 million for first quarter 2009 and 2008, respectively, of which $478 million and $815 million represents the financial impact of our VIEs for first quarter 2009 and 2008, respectively. Our derivative expense was $98 million and $382 million for first quarter 2009 and 2008, respectively, of which $64 million and $344 million represents the financial impact of our VIEs for first quarter 2009 and 2008, respectively. Refer to Note 6 regarding our VIEs.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 5. TRANSFERS OF RECEIVABLES (Continued)
Derivative Instruments
Many of our securitization entities enter into derivative transactions to mitigate interest rate risk exposure, primarily resulting from fixed-rate assets securing floating-rate debt. Refer to Note 11 regarding derivatives. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate its interest rate risk resulting from derivatives with our securitization entities. Our exposures based on the fair value of derivative instruments related to securitization programs at March 31, 2009 and December 31, 2008 were as follows (in millions):

	March 31, 2009		December 31, 2008
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Unaudited)
Securitization entities	$71	$855	$59	$995
Ford Credit	740	48	887	39

Total derivative financial instruments	$811	$903	$946	$1,034

Off-Balance Sheet Securitizations
We recognized earnings of $10 million and $69 million in the first quarter of 2009 and 2008, respectively, of investment and other income related to the sales of receivables. These amounts are included in Other income, net. Also, we received cash flows of $6 million and $123 million in the first quarter of 2009 and 2008, respectively, related to the net change in retained interests in securitized assets. These amounts are included in All other investing activities in our statement of cash flows.

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
VIEs of which we are the primary beneficiary
We use special purpose entities to issue asset-backed securities in securitization transactions to public and private investors, bank conduits and government programs. The asset-backed securities are backed by the expected cash flows from finance receivables and our interest in net investments in operating leases that have been legally sold but continue to be recognized by us. We retain interests in our securitization transactions, including senior and subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors (e.g., a reserve fund) and residual interests.
As residual interest holder, we are exposed to the underlying residual and credit risk of the collateral, and may be exposed to interest rate risk. Our exposure does not represent incremental risk to us and was $18.9 billion and $21.1 billion at March 31, 2009 and December 31, 2008, respectively. The amount of risk absorbed by our residual interests is generally represented by and limited to the amount of overcollateralization of our assets securing the debt and any cash reserves funded. For our wholesale transactions, this also includes cash we have contributed to excess funding accounts and our participation interests in the VIEs.
We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase their investments. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or contribute cash or additional assets to our VIEs. In certain instances in the first quarter of 2009, we elected to provide additional enhancements or repurchase specific subordinated notes in order to address challenging market conditions.
In certain transactions we have dynamic enhancements, where we may elect to support the performance and/or product mix of the transactions by purchasing additional subordinated notes or increasing cash reserves. Our maximum contribution for these transactions was $491 million in the first quarter of 2009.
Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to ourselves. We repurchased $41 million of such receivables in the first quarter of 2009. In addition, from time to time, we support our revolving wholesale transactions by contributing cash to an excess funding account when receivables fall below the required level in order to continue to finance the receivables. These cash enhancements ranged from zero to $1.3 billion in the first quarter of 2009.
Our FCAR Owner Trust retail securitization program (“FCAR”) is a VIE that issues commercial paper and we may, on occasion, purchase the debt issued by FCAR. In October 2008, we registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). Commercial paper sold to the CPFF is for a term of 90 days and sales can be made through October 30, 2009. At March 31, 2009, we had an outstanding balance of $7 billion of FCAR asset-backed commercial paper issued to the CPFF. At March 31, 2009, the finance receivables of FCAR supported $10 billion of FCAR’s asset-backed commercial paper.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. VARIABLE INTEREST ENTITIES (Continued)
In November 2008, the U.S. Federal Reserve announced the Term Asset-Backed Securities Loan Facility (“TALF”) pursuant to which the Federal Reserve Bank of New York was authorized to provide up to $200 billion of non-recourse loans to investors in highly-rated asset-backed securities who pledge these securities as collateral for the non-recourse loan. Asset-backed securities backed by automotive retail, lease and wholesale finance receivables qualify for the TALF program. On February 10, 2009, this program was further expanded to $1 trillion by the Consumer and Business Lending Initiative as part of the Financial Stability Plan announced by the U.S. Treasury. We completed a TALF-eligible $3 billion retail transaction in March 2009 through a VIE.
Finance receivables and net investment in operating leases that collateralize the secured debt of the VIE remain on our balance sheet and therefore are not included in the VIE assets shown in the following table. As of March 31, 2009, the carrying values of the assets were $39.5 billion of retail receivables, $16.7 billion of wholesale receivables, and $13.6 billion of net investment in operating leases. As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against only the specific securitized assets. Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against our general assets.
The total consolidated VIE assets and liabilities reflected in our March 31, 2009 and December 31, 2008 balance sheets were as follows (in billions):

	March 31, 2009		December 31, 2008
	Cash & Cash		Cash & Cash
	Equivalents (a)	Debt (b)	Equivalents (a)	Debt (b)
	(Unaudited)
VIEs supporting transactions by asset-class (c)
Retail	$2.7	$32.7	$2.7	$34.5
Wholesale	0.8	11.9	1.0	15.5
Net investment in operating leases	0.2	10.3	0.2	12.0

Total	$3.7	$54.9	$3.9	$62.0

(a)	Additional cash and cash equivalents available to support the obligations of the VIEs that are not assets of the VIEs were $1.0 billion and $949 million as of March 31, 2009 and December 31, 2008, respectively, and are reflected in our consolidated financial statements.

(b)	Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the ECB facility. This external funding of $246 million and $308 million at March 31, 2009 and December 31, 2008, respectively, was not reflected as a liability of the VIEs, but was included in our consolidated liabilities.

(c)	The derivative assets of our consolidated VIEs were $59 million and $46 million at March 31, 2009 and December 31, 2008, respectively, and the derivative liabilities were $673 million and $808 million at March 31, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. VARIABLE INTEREST ENTITIES (Continued)
The financial performance of the consolidated VIEs reflected on our statements of operations for the first quarters of 2009 and 2008 were as follows (in millions):

	First Quarter
	2009		2008
	Derivative		Derivative
	(Income)/	Interest	(Income)/	Interest
	Expense	Expense	Expense	Expense
	(Unaudited)
VIEs supporting transactions by asset-class
Retail	$40	$275	$270	$453
Wholesale	(3)	79	(22)	184
Net investment in operating leases	27	124	96	178

Total	$64	$478	$344	$815

VIEs of which we are not the primary beneficiary
We also have investments in certain joint ventures determined to be VIEs of which we are not the primary beneficiary. These joint ventures provide consumer and dealer financing in their respective markets. The joint ventures are financed by external debt as well as subordinated financial support provided by our joint venture partners. The risks and rewards associated with our interests in these joint ventures are based primarily on ownership percentages. Our investments in these joint ventures are accounted for as equity method investments which are included in Other assets. Our maximum exposure to any potential losses associated with these VIEs is limited to our equity investments, and amounted to $137 million and $140 million at March 31, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME
Other assets at March 31, 2009 and December 31, 2008 were as follows (in millions):

	March 31,	December 31,
	2009	2008
	(Unaudited)
Accrued interest, rents and other non-finance receivables	$1,248	$1,223
Deferred charges including unamortized dealer commissions	669	740
Collateral held for resale, at net realizable value	610	633
Investment in used vehicles held for resale, at net realizable value	201	603
Investment in non-consolidated affiliates	519	524
Prepaid reinsurance premiums and other reinsurance receivables	347	385
Property and equipment, net of accumulated depreciation of $319 at March 31, 2009 and $316 at December 31, 2008	197	207
Retained interests in securitized assets	87	92
Other	766	752

Total other assets	$4,644	$5,159

Other liabilities and deferred income at March 31, 2009 and December 31, 2008 were as follows (in millions):

	March 31,	December 31,
	2009	2008
	(Unaudited)
Income taxes payable (a)	$1,578	$1,647
Deferred income	1,254	1,330
Interest payable	929	1,315
Unearned insurance premiums	406	452
Other	692	694

Total other liabilities and deferred income	$4,859	$5,438

(a)	At March 31, 2009, includes $1,527 million payable to Ford and affiliated companies in accordance with our intercompany tax sharing agreement. See Note 16 for information on a second quarter 2009 income taxes payable settlement subsequent event.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. DEBT
At March 31, 2009 and December 31, 2008, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		March 31,	December 31,
	2009	2008	2009	2008	2009	2008
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	3.1%	3.5%			$10,010	$11,503
Other asset-backed short-term debt (c)	3.6%	5.4%			3,034	5,569
Ford Interest Advantage (d)	3.8%	3.9%			1,958	1,958
Other short-term debt (e)	7.8%	8.7%			984	1,055

Total short-term debt	3.6%	4.5%	4.4%	5.2%	15,986	20,085

Long-term debt
Senior indebtedness
Notes payable within one year (f)					12,308	16,003
Notes payable after one year (g)					32,433	35,482
Unamortized discount					(227)	(251)

Asset-backed debt (c)
Notes payable within one year					24,686	26,501
Notes payable after one year					26,236	28,638

Total long-term debt (h)	5.1%	6.1%	5.1%	6.0%	95,436	106,373

Total debt	4.9%	5.8%	5.0%	5.8%	$111,422	$126,458

(a)	First quarter 2009 and fourth quarter 2008 average contractual rates exclude the effects of derivatives and facility fees.

(b)	First quarter 2009 and fourth quarter 2008 weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes $388 million and $65 million with affiliated companies at March 31, 2009 and December 31, 2008, respectively.

(f)	Includes $2 million and $345 million with affiliated companies at March 31, 2009 and December 31, 2008, respectively.

(g)	Includes $153 million and $120 million with affiliated companies at March 31, 2009 and December 31, 2008, respectively.

(h)	Average contractual and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.
Debt Repurchases. In the first quarter 2009, through private market transactions, we repurchased an aggregate of $272 million principal amount of our outstanding unsecured notes for $261 million in cash. As a result, we recorded a pre-tax gain of $14 million (which included unamortized premiums) in Other income, net in the first quarter of 2009.
Short-term and long-term debt matures at various dates through 2048. Maturities are as follows (in millions):

	2009 (b)	2010	2011	2012	2013	Thereafter (c)	Total
Unsecured debt maturities	$12,524	$8,272	$11,702	$5,155	$4,625	$5,080	$47,358
Asset-backed debt maturities	34,125	14,284	12,913	2,391	84	169	63,966

Total debt maturities (a)	$46,649	$22,556	$24,615	$7,546	$4,709	$5,249	$111,324

(a)	Amounts exclude fair value adjustments of $325 million and unamortized discounts of $227 million.

(b)	Includes $15,986 million for short-term and $30,663 million for long-term debt.

(c)	Approximately $3.6 billion of unsecured debt matures between 2014 and 2017 with the remaining balance maturing after 2031.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 9. RETAINED EARNINGS
The following table summarizes earnings retained for use in the business for the periods ended March 31 (in millions):

	First Quarter
	2009	2008
	(Unaudited)
Retained earnings, beginning balance	$4,985	$6,515
Adjustment for adoption of SFAS No. 159 (a)	—	6
Net income/(loss)	(13)	24
Distributions	(1,054)	—

Retained earnings, ending balance	$3,918	$6,545

(a)	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”).
In the first quarter 2009, a plan was announced to restructure Ford’s debt through a combination of a conversion offer by Ford and tender offers by us. As part of this debt restructuring, we commenced a cash tender offer for Ford’s secured term loan under Ford’s secured credit agreement, pursuant to which we purchased from lenders thereof $2.2 billion principal amount of term loan for an aggregate cost of about $1.1 billion (including transaction costs). This transaction settled on March 27, 2009, following which we distributed the term loan to our immediate parent, Ford Holdings LLC, whereupon it was forgiven. The transaction is reflected in the table above as a $1,054 million distribution, which consists of the fair value of the term loan purchased plus transaction expenses.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at March 31, 2009 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in		Significant
	Active Markets for	Significant Other	Unobservable	Balance as of
	Identical Assets	Observable Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009
	(Unaudited)
Assets
Cash equivalents — financial instruments (a)(b)	$1,499	$1,557	$—	$3,056
Marketable securities (a)	5,249	1,986	1	7,236
Derivative financial instruments	—	2,039	760	2,799
Retained interests in securitized assets	—	—	87	87

Total assets at fair value	$6,748	$5,582	$848	$13,178

Liabilities
Derivative financial instruments	$—	$1,127	$846	$1,973

Total liabilities at fair value	$—	$1,127	$846	$1,973

(a)	At March 31, 2009, approximately 93% of our financial instruments (including those classified as marketable securities and cash equivalents) were U.S. Treasury securities, government agency securities or equities, for which active and liquid markets exist. We rely on observable market data where available through our established pricing processes and believe this data reflects the fair value of our investment assets. Instruments presented in Level 1 include U.S. Treasury securities and equities. Instruments presented in Level 2 include government agency securities, corporate obligations and asset-backed securities. Instruments presented in Level 3 include certain asset-backed securities.

(b)	Cash equivalents — financial instruments excludes $6,894 million of time deposits, certificates of deposit and money market accounts reported at par value, which approximates fair value.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. FAIR VALUE MEASUREMENTS (Continued)
The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the quarter ended March 31, 2009 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
						Change in
						Unrealized
	Fair Value at	Total Realized/		Net Transfers	Fair Value at	Gains/(Losses)
	December 31,	Unrealized	Net Purchases/	Into/(Out of)	March 31,	on Instruments
	2008	Gains/(Losses)	(Settlements)	Level 3	2009	Still Held (a)
	(Unaudited)
Marketable securities (b)	$5	$(4)	$—	$—	$1	$(4)
Derivative financial instruments, net (c)	(81)	(23)	18	—	(86)	(9)
Retained interests in securitized assets (d)	92	2	(7)	—	87	(2)

Total Level 3 fair value	$16	$(25)	$11	$—	$2	$(15)

(a)	For those assets and liabilities still held at March 31, 2009.

(b)	Realized/Unrealized gains/(losses) on marketable securities for the period presented are recorded to Other income, net ($(4) million for first quarter of 2009).

(c)	Reflects fair value of derivative assets, net of liabilities. Realized/Unrealized gains/(losses) on derivative financial instruments for the period presented are recorded to Other income, net ($(27) million for first quarter of 2009), and Other comprehensive income/(loss) reflecting foreign currency translation ($4 million for first quarter of 2009).

(d)	Realized/Unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Other Income, net ($4 million for first quarter of 2009) and Other comprehensive income/(loss) ($(2) million for the first quarter of 2009).
There were no items measured at fair value on a nonrecurring basis for the quarter ended March 31, 2009.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Income Effect of Derivative Financial Instruments
The following table summarizes the pre-tax gain/(loss) for each type of hedge designation for the period ended March 31, 2009 (in millions):

Gain /(Loss)
Recognized in
Income
(Unaudited)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$24
Ineffectiveness (a)	(10)

Total	$14

Derivatives not designated as hedging instruments
Interest rate contracts	$(104)
Foreign exchange forward contracts (b)	151
Cross currency interest rate swap contracts (b)	73
Other contracts	(1)

Total	$119

(a)	Hedge ineffectiveness is the difference between the change in fair value on the derivative of $1 million and the change in fair value on the hedged item attributable to the hedged risk of $(11) million.
(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.
For fair value hedges, we report net interest settlements and accruals excluded from the assessment of hedge effectiveness in Interest expense and hedge ineffectiveness in Other income, net. We report gains and losses on derivatives not designated as hedging instruments in Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
Balance Sheet Effect of Derivative Financial Instruments
The following table summarizes the estimated fair value of our derivative financial instruments at March 31, 2009:

		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
	(in billions)	(in millions)
	(Unaudited)
Fair value hedges
Interest rate contracts	$3	$339	$—

Derivatives not designated as hedging instruments
Interest rate contracts	114	1,929	1,611
Foreign exchange forward contracts (a)	9	62	224
Cross currency interest rate swap contracts	3	469	138

Total derivatives not designated as hedging instruments	126	2,460	1,973

Total derivative financial instruments	$129	$2,799	$1,973

(a)	Includes forward contracts between Ford Credit and an affiliated company.
We report derivative assets and derivative liabilities in Derivative financial instruments.
We estimate the fair value of our derivatives using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments.
We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment reflects the full credit default spread swap (“CDS”) spread applied to a net exposure, by counterparty. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. At March 31, 2009, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g. LIBOR), reduced our derivative assets by $122 million and our derivative liabilities by $127 million.
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
The use of derivatives to manage market risk results in counterparty risk, the risk of a counterparty defaulting on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our counterparty exposures are with counterparties that have long-term credit ratings of single-A or better. The total fair value of derivative instruments in asset positions on March 31, 2009 is approximately $3 billion, and represents the maximum loss that would be recognized at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, our actual loss that would be recognized if all counterparties failed to perform as contracted would be lower.
See Note 10 for additional information regarding fair value measurements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. DIVESTITURES
International Segment Divestitures
Primus Leasing Company Limited. In March 2009, we completed the sale of Primus Leasing Company Limited (“Primus Thailand”), our operation in Thailand that offered automotive retail and wholesale financing of Ford, Mazda and Volvo vehicles. As a result of the sale, Finance receivables, net were reduced by approximately $173 million, and we recognized a de minimis pre-tax gain in Other income, net.
NOTE 13. EMPLOYEE SEPARATION ACTIONS
North America Segment
In the first quarter 2009, we announced plans to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. The restructuring will affect servicing, sales, and central operations and will eliminate about 1,200 staff and agency positions, or about 20% of our U.S. operations. The reductions will occur in 2009 through attrition, retirements, and involuntary separations. Involuntary separation programs are accrued for when management has approved the program and the affected employees are identified. In the first quarter 2009, we recognized pre-tax charges of $22 million in Operating expenses as a result of these actions.
International Segment
In the first quarter 2009, we recognized pre-tax charges of $5 million in Operating expenses for employee separation actions primarily in European locations. These separations are expected to be substantially completed by the end of 2009.

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
Key operating data for our business segments for the periods ended March 31 were as follows (in millions):

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
	(Unaudited)
First Quarter 2009
Revenue (a)	$2,883	$683	$(24)	$(14)	$—	$(38)	$3,528
Income
Income/(Loss) before income taxes	(45)	33	(24)	—	—	(24)	(36)
Provision for/(Benefit from) income taxes	(27)	12	(8)	—	—	(8)	(23)
Income/(Loss) from continuing operations	(18)	21	(16)	—	—	(16)	(13)
Other disclosures
Depreciation on vehicles subject to operating leases	1,357	58	—	—	—	—	1,415
Interest expense	992	434	—	(6)	—	(6)	1,420
Provision for credit losses	321	64	—	—	—	—	385
Finance receivables and net investments in operating leases	79,956	25,997	—	(432)	(1,341)	(1,773)	104,180
Total assets	101,283	32,709	—	(344)	(1,341)	(1,685)	132,307

First Quarter 2008
Revenue (a)	$3,725	$1,033	$(162)	$(45)	$—	$(207)	$4,551
Income
Income/(Loss) before income taxes	38	156	(162)	—	—	(162)	32
Provision for/(Benefit from) income taxes	12	55	(58)	—	—	(58)	9
Income/(Loss) from continuing operations	26	101	(104)	—	—	(104)	23
Other disclosures
Depreciation on vehicles subject to operating leases	1,738	76	—	—	—	—	1,814
Interest expense	1,425	632	—	(65)	—	(65)	1,992
Provision for credit losses	304	23	—	—	—	—	327
Finance receivables and net investments in operating leases	103,781	44,260	—	(4,551)	(703)	(5,254)	142,787
Total assets	124,429	50,441	—	(4,011)	(703)	(4,714)	170,156

(a)	Total Revenue represents Total financing revenue, Investment and other income related to sales of receivables, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 15. GUARANTEES AND INDEMNIFICATIONS
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material. We have estimated the probability of payment for each guarantee and indemnification to be remote and have not recorded any loss accruals. At March 31, 2009, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $266 million and $270 million at March 31, 2009 and December 31, 2008, respectively; of these values, $105 million and $110 million at March 31, 2009 and December 31, 2008, respectively was counter-guaranteed by Ford to us.
FCE Bank plc (“FCE”) has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $361 million has been fully collateralized by cash received from Blue Oval Holdings, a Ford U.K. subsidiary which is available for use in FCE’s day to day operations, and is recorded as Debt. The expiration dates of the guarantee are August 2009 ($328 million) and September 2010 ($33 million) and could terminate on payment and/or cancellation of the obligation by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.
Guarantees of obligations to Ford. We have guaranteed $97 million and $96 million of third-party obligations payable to Ford Brazil at March 31, 2009 and December 31, 2008, respectively. Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third-parties to repay Ford the obligated amounts. The guarantee will terminate upon the repayment or cancellation of the obligations.
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
NOTE 16. SUBSEQUENT EVENT
In the first quarter 2009, a plan was announced to restructure Ford’s debt through a combination of a conversion offer by Ford and tender offers by us. In addition to the term loan acquired and distributed in March (as described in Note 9), we also commenced a cash tender offer to purchase Ford’s unsecured, nonconvertible debt securities pursuant to which we purchased $3.4 billion principal amount of debt securities for an aggregate cost of $1.1 billion (including transaction costs). This transaction settled on April 8, 2009, following which we transferred the purchased debt securities to Ford in satisfaction of $1.1 billion of our tax liabilities to Ford (reflected as income taxes payable in the Other liabilities and deferred income table included in Note 7).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
In the first quarter of 2009, a plan was announced to restructure Ford’s debt through a combination of a conversion offer by Ford and tender offers by us. For additional information on these tender offers by us, refer to Notes 9 and 16 of our Notes to the Financial Statements.
First Quarter 2009 Compared with First Quarter 2008
In the first quarter of 2009, our net loss was $13 million, compared with $24 million net income a year ago. On a pre-tax basis, we incurred a loss of $36 million in the first quarter of 2009, compared with earnings of $32 million a year ago. The decrease in pre-tax earnings primarily reflected:
•	Lower volume mainly due to lower receivables primarily reflecting lower industry volumes, lower dealer stocks, changes in currency exchange rates, and the impact of divestitures and alternative business arrangements (about $280 million); and
•	A higher provision for credit losses that is more than explained by higher repossessions, higher severity, lower recoveries, and higher wholesale and dealer loan losses in the United States and higher credit losses in Europe (about $60 million).
These factors were offset partially by:
•	Lower depreciation expense for leased vehicles and lower residual losses on vehicles returned in the first quarter of 2009 (about $150 million); and
•	Lower net losses related to market valuation adjustments to derivatives ($138 million).
In addition, lower operating costs were offset partially by other expenses including restructuring costs.
In the first quarter of 2009, the pre-tax loss included net losses of $24 million related to market valuation adjustments to derivatives (unallocated risk management in the table below). In the first quarter of 2008, pre-tax earnings included net losses of $162 million related to market valuation adjustments to derivatives.
Results of our operations by business segment and unallocated risk management for the first quarter of 2009 and 2008 are shown below:

	First Quarter
			2009
			Over/(Under)
	2009	2008	2008
	(in millions)
Income/(Loss) before income taxes
North America Segment	$(45)	$38	$(83)
International Segment	33	156	(123)
Unallocated risk management	(24)	(162)	138

Income/(Loss) before income taxes	(36)	32	(68)
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	(23)	8	(31)

Net income/(loss)	$(13)	$24	$(37)

The decrease in North America Segment pre-tax earnings primarily reflected lower volume and a higher provision for credit losses. These factors were offset partially by lower depreciation expense for leased vehicles.
The decrease in International Segment pre-tax earnings primarily reflected a higher provision for credit losses, changes in currency exchange rates, and lower volume.
The change in unallocated risk management reflected lower net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management, refer to Note 14 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	First Quarter
	2009	2008
	(in thousands)
North America Segment
United States	135	275
Canada	20	31

Total North America Segment	155	306

International Segment
Europe	122	178
Other international	17	49

Total International Segment	139	227

Total contract placement volume	294	533

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	First Quarter
	2009	2008
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	31%	37%
Wholesale	78	77

Europe
Financing share — Ford
Retail installment and lease	26%	25%
Wholesale	99	96
North America Segment
In the first quarter of 2009, our total contract placement volumes were 155,000, down 151,000 contracts from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, due primarily to lower U.S. industry volumes and lower Ford, Lincoln and Mercury financing share, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers. Lower Ford, Lincoln and Mercury financing share was more than explained by our reduction in leasing.
International Segment
In the first quarter of 2009, our total contract placement volumes were 139,000, down 88,000 contracts from a year ago. This decrease primarily reflected lower volumes in Spain, Italy, and Mexico, and the divestiture of our Japanese operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	March 31,	December 31,
	2009	2008
	(in billions)
Receivables — On-Balance Sheet
Finance receivables
North America Segment
Retail installment	$46.3	$49.5
Wholesale	12.6	14.0
Other	2.1	2.2

Total North America Segment — finance receivables	61.0	65.7
International Segment
Retail installment	15.0	16.0
Wholesale	10.2	13.7
Other	0.6	0.6

Total International Segment — finance receivables	25.8	30.3
Unearned interest supplements	(1.3)	(1.3)
Allowance for credit losses	(1.5)	(1.4)

Finance receivables, net	84.0	93.3
Net investment in operating leases	20.2	22.5

Total receivables — on-balance sheet (a)(b)	$104.2	$115.8

Memo:
Total receivables — managed (c)	$106.0	$117.7
Total receivables — serviced (d)	106.1	118.0

(a)	At March 31, 2009 and December 31, 2008, includes finance receivables of $68.2 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at March 31, 2009 and December 31, 2008, includes net investment in operating leases of $13.6 billion and $15.6 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. For additional information on our securitizations, refer to the “Funding” section of Item 2.

(b)	Includes allowance for credit losses of $1.7 billion at March 31, 2009 and December 31, 2008.

(c)	Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.3 billion at March 31, 2009 and December 31, 2008; and includes off-balance sheet retail receivables of about $500 million and about $600 million at March 31, 2009 and December 31, 2008, respectively.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest, but which we continue to service of about $100 million and about $300 million at March 31, 2009 and December 31, 2008, respectively.
Receivables decreased from year-end 2008, primarily in North America and Europe, mainly due to lower industry volumes, lower dealer stocks, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers.
As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. The amount of unearned interest supplements for finance receivables was $1.3 billion at March 31, 2009 and December 31, 2008 included in Finance receivables, net and the amount of unearned interest supplements and residual support payments for net investment in operating leases was $1.2 billion at March 31, 2009, compared with $1.3 billion at December 31, 2008 included in Other liabilities and deferred income.
At March 31, 2009, in the United States and Canada, Ford is obligated to pay us $2 billion of interest supplements (including supplements related to sold receivables) and about $400 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with $2.5 billion of interest supplements and about $450 million of residual value support at December 31, 2008, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate. For additional information on our finance receivables and net investment in operating leases, refer to Notes 1, 2, and 3 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Risk
Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our retail installment and lease and wholesale and dealer loan portfolios to balance our level of risk and return. The allowance for credit losses included on our balance sheet is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. At March 31, 2009, our allowance for credit losses includes about $160 million primarily reflecting higher severity assumptions compared to historical trends used in our models and higher wholesale and dealer loan losses.
In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. As of March 31, 2009, about 4% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, about the same as year-end 2008.
Credit Loss Metrics
Worldwide
The following table shows worldwide charge-offs (credit losses, net of recoveries), for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below.

	First Quarter
	2009	2008
	(in millions)
Charge-offs — On-Balance Sheet
Retail installment and lease	$309	$226
Wholesale	19	1
Other	4	2

Total charge-offs — on-balance sheet	$332	$229

Loss-to-Receivables Ratios — On-Balance Sheet
Retail installment and lease	1.49%	0.87%
Wholesale	0.32	0.02
Total loss-to-receivables ratio (including other) — on-balance sheet	1.21%	0.64%

Memo:
Total charge-offs — managed (in millions)	$335	$243
Total loss-to-receivables ratio — managed	1.22%	0.66%
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
Charge-offs and loss-to-receivables ratios increased from a year ago. These increases primarily reflected higher repossessions, higher severity, lower recoveries, and higher wholesale and dealer loan losses in the United States and higher credit losses in Europe. The higher severity reflects a higher mix of 72-month contracts. Wholesale and dealer loan charge-offs increased from a year ago, primarily reflecting an increase in dealer defaults.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 64% of our worldwide on-balance sheet portfolio of retail installment receivables and net investment in operating leases at March 31, 2009. In the first quarter of 2009, on-balance sheet charge-offs were higher compared to the same period a year ago primarily due to higher repossessions, lower recoveries, and higher severity in the retail and lease portfolio. Severity was higher by $500 per unit, mainly due to a higher mix of 72-month contracts for vehicles repossessed in our portfolio.

	First Quarter
	2009	2008
On-Balance Sheet
Charge-offs (in millions)	$216	$155
Loss-to-receivables ratio	1.68%	1.07%

Other Metrics — Serviced
Repossessions (in thousands)	25	20
Repossession ratios (a)	3.00%	2.17%
Severity (b)	$9,300	$8,800
New bankruptcy filings (in thousands)	11	8
Over-60 day delinquency ratio (c)	0.29%	0.22%

Memo:
Charge-offs — managed (in millions)	$217	$165
Loss-to-receivables ratio — managed	1.68%	1.07%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Average loss per disposed repossession.

(c)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
Allowance for Credit Losses
Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for our on-balance sheet portfolio are shown below. A description of our allowance setting process is provided in the “Critical Accounting Estimates — Allowance for Credit Losses” section of Item 7 of Part II of our 2008 10-K Report.

	March 31,	December 31,
	2009	2008
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$1,621	$1,610
Wholesale	68	55
Other	23	3

Total allowance for credit losses	$1,712	$1,668

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.98%	1.82%
Wholesale	0.30	0.20
Total including other	1.60%	1.40%
The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels. The increase in allowance for credit losses is consistent with the increase in charge-offs and includes about $160 million primarily reflecting higher severity assumptions compared to historical trends used in our models, and higher wholesale and dealer loan losses. While the credit quality of our retail and lease originations remains high, our allowance for credit losses has increased from 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Residual Risk
We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2008 10-K Report.
North America Retail Operating Lease Experience
We use various statistics to monitor our residual risk:
•	Placement volume measures the number of leases we purchase in a given period;
•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
•	Return volume reflects the number of vehicles returned to us by customers at lease-end.
The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for about 98% of our total investment in operating leases at March 31, 2009:

	First Quarter
	2009	2008
	(in thousands)

Placements	20	113
Terminations	84	94
Returns	75	79

Memo:
Return rates	89%	84%
In the first quarter of 2009, placement volumes were down 93,000 units compared with the same period a year ago, primarily reflecting lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, and changes in Ford’s marketing programs which emphasized retail installment sale contracts. While we continue to offer leasing to customers who prefer this product, lower auction values compared with our estimate of the expected residual values and the present funding environment have made leasing less economical for us and for consumers. This has contributed to a reduction in our lease originations and over time will reduce our residual risk exposure.
In the first quarter of 2009, termination and return volumes were lower compared with the same period a year ago consistent with a shift away from 24-month leases and toward longer term leases in 2007. Higher return rates reflect the decrease in auction values relative to our expectations at the time of contract purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant first quarter 2009 vehicle mix for lease terms comprising about 63% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	First Quarter
	2009	2008
	(in thousands)
Returns
24-Month term	16	29
36-Month term	22	14
39-Month/Other term	6	5

Total returns	44	48

Memo:
Return rates	89%	86%

Auction Values at Constant First Quarter 2009 Vehicle Mix
24-Month term	$16,185	$16,495
36-Month term	12,820	13,205
In the first quarter of 2009, Ford, Lincoln and Mercury brand U.S. return volumes were down 4,000 units compared with the same period a year ago. However, the return rate increased to 89%, consistent with a decrease in auction values compared to our expectations of lease-end values at the time of contract purchase. Auction values at constant first quarter 2009 mix were down $310 per unit from year ago levels for vehicles under 24-month leases, and down $385 for vehicles under 36-month leases, primarily reflecting the overall auction value deterioration in the used vehicle market. Auction values, at constant first quarter 2009 mix, improved compared with the fourth quarter of 2008 for vehicles under 24-month and 36-month leases by $2,070 per unit and $1,475 per unit, respectively.

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
The NRSROs made no changes in the first quarter to the ratings assigned to our unsecured debt. The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings, and the outlook presently assigned to us by these four NRSROs:

NRSRO DEBT RATINGS
DBRS			Fitch			Moody’s			S&P
Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term	Term	Outlook
B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+*	NR	Negative

*	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured rating of B-, maintaining a one notch differential versus Ford Credit.
The NRSROs also assign ratings to our public securitizations and some of our private securitizations. In January 2009, Moody’s downgraded certain notes of our rated U.S. lease and wholesale securitizations, including several notes previously downgraded in November 2008, and also downgraded certain notes of FCE’s rated retail transactions. In February 2009, S&P downgraded certain notes of our rated U.S. and Canada wholesale securitizations, and Fitch placed all of our rated public U.S. wholesale securitizations on rating watch negative. In March 2009, S&P downgraded certain notes of our rated U.S. lease securitizations. In April 2009, Fitch downgraded certain notes of our rated U.S. wholesale securitizations, and Moody’s and S&P downgraded certain notes of FCE’s rated wholesale securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding
Overview
Our funding strategy is to maintain liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity. As a result of lower unsecured credit ratings assigned to us over the past few years, our unsecured funding costs have increased over time. While we have accessed the unsecured debt market when available and it makes sense to do so, we have increased our use of securitization funding as it has been more cost effective than unsecured funding and has allowed us access to a broad investor base. We plan to meet most of our 2009 funding requirements through securitizations, the majority of which will consist of eligible issuances pursuant to government-sponsored funding programs. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing). We are continuing to explore and execute such alternative business arrangements. We have applied for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation, which if approved will allow us to obtain funding by issuing FDIC-insured certificates of deposit.
Consistent with the overall market, we have been impacted by volatility and disruptions in the asset-backed securities markets since August 2007. We continue to face the challenges of the global credit crisis, including reduced access to public and private unsecured and securitization markets, a significant increase in the credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on our committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitizations, shorter maturities in our public and private securitization issuances in certain circumstances, and a reduction in our capacity to obtain derivatives to manage market risk, including interest rate risk, in our securitization programs. During the first quarter, we had about $4 billion of committed capacity programs up for renewal, primarily related to dealer wholesale funding. For about $2 billion of this capacity, we extended the renewal date to the second quarter and beyond. About $30 billion, or 68%, of our committed capacity is up for renewal during the remainder of 2009 and about $16 billion, or 36%, is up for renewal in the second quarter of 2009. Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities mature. Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate. Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain derivatives to manage the interest rate risk. For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 2008 10-K Report.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including:
•	Continued disruption in the market for the types of asset-backed securities used in our asset-backed funding;
•	Reduction in our planned access to government-sponsored funding programs; or
•	Potential impact of industry events on our ability to access debt and derivative markets or renew our committed liquidity programs in sufficient amounts and at competitive rates.
As a result, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate; thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Government-Sponsored Funding Programs
Our near-term funding sources include government-sponsored funding programs. In October 2008, we registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). Commercial paper sold to the CPFF is for a term of 90 days and sales can be made through October 30, 2009. At March 31, 2009, we had an outstanding balance of $7 billion of FCAR asset-backed commercial paper issued to the CPFF. In addition, FCE had about $900 million of outstanding short-term funding under the European Central Bank’s (“ECB”) open market operations program as of March 31, 2009, and issued an additional $650 million in April 2009, under which these obligations are backed by either notes or receivables.
In November 2008, the U.S. Federal Reserve announced the Term Asset-Backed Securities Loan Facility (“TALF”) pursuant to which the Federal Reserve Bank of New York was authorized to provide up to $200 billion of non-recourse loans to investors in highly-rated asset-backed securities who pledge these securities as collateral for the non-recourse loan. Asset-backed securities backed by automotive retail, lease, and wholesale finance receivables qualify for the TALF program. On February 10, 2009, this program was further expanded to $1 trillion by the Consumer & Business Lending Initiative as part of the Financial Stability Plan announced by the U.S. Treasury.
To be eligible for TALF, asset-backed securities must be issued after January 1, 2009 and all or substantially all of the underlying automotive finance receivables or leases must have been originated on or after October 1, 2007. In addition, TALF-eligible securities must have a credit rating in the highest long-term or short-term investment grade credit rating category from two or more major NRSROs (as designated by the U.S. Federal Reserve) and not have a credit rating below the highest investment grade credit rating category from any major NRSRO. Wholesale securitization under the TALF program is limited to the amount of an issuer’s wholesale securitizations maturing in 2009, which for us would limit our TALF-eligible wholesale issuances to $6.5 billion, assuming the relevant credit rating requirements are met.
To appeal to a broad investor base for our asset-backed securities, we plan to make the majority of our 2009 public U.S. asset-backed auto loan and lease securitizations eligible for TALF. In March 2009, we completed a TALF-eligible $3 billion retail auto loan securitization transaction. At this time, we do not meet the credit rating requirements under TALF and the ECB program for our wholesale securitizations, but we are working toward gaining eligibility under these programs for wholesale assets. Our continued inability to obtain access to these government-sponsored programs for our issuances would require reliance on private funding sources and/or would limit our ability to finance future receivables.
Due to the present global credit crisis and our limited access to public and private unsecured and securitization markets, we expect the majority of our funding in 2009 will consist of eligible issuances pursuant to these government-sponsored programs.
In January 2009, the Canadian government announced the C$12 billion Canadian Secured Credit facility which is intended to provide asset-backed funding for automotive and commercial loans and leases. We plan to pursue funding under this program and any other global government-sponsored programs for which we are eligible.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and off-balance sheet securitizations were as follows on the dates indicated:

	March 31,	December 31,
	2009	2008
	(in billions)
Debt
Asset-backed commercial paper (a)(b)	$10.0	$11.5
Other asset-backed short-term debt (a)	3.0	5.6
Ford Interest Advantage	2.0	2.0
Other short-term debt	1.0	1.1

Total short-term debt	16.0	20.2
Unsecured long-term debt (including notes payable within one year)	44.4	51.2
Asset-backed long-term debt (including notes payable within one year) (a)	51.0	55.1

Total debt	111.4	126.5

Off-Balance Sheet Securitizations
Securitized off-balance sheet portfolio	0.5	0.6
Retained interest	(0.1)	(0.1)

Total off-balance sheet securitizations	0.4	0.5

Total debt plus off-balance sheet securitizations	$111.8	$127.0

Ratios
Securitized funding to managed receivables	61%	62%
Short-term debt and notes payable within one year to total debt	48	50
Short-term debt and notes payable within one year to total capitalization	44	46

(a)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(b)	At March 31, 2009 and December 31, 2008, includes asset-backed commercial paper sold to the CPFF of $7 billion.
At March 31, 2009, unsecured long-term debt (including notes payable within one year) was down about $7 billion from year-end 2008, primarily reflecting about $6 billion of debt maturities and about a $1 billion decrease in the debt balance due to changes in currency exchange rates. Unsecured long-term debt maturities were as follows: 2009 — $10 billion; 2010 — $8 billion; 2011 — $12 billion; and the remainder thereafter.
At March 31, 2009, asset-backed long-term debt (including notes payable within one year) was down about $4 billion from year-end 2008, reflecting amortization of asset-backed debt in excess of asset-backed long-term debt issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitizations:

	March 31, 2009			December 31, 2008
	Cash and			Cash and
	Cash		Related	Cash		Related
	Equivalents	Receivables	Debt	Equivalents	Receivables	Debt
	(in billions)
On-Balance Sheet Securitizations (a)
Finance Receivables
North America Segment
Retail installment	$2.2	$40.8	$33.8	$2.2	$42.6	$35.2
Wholesale (b)	0.2	11.7	8.6	0.3	13.3	11.1

Total North America Segment — finance receivables	2.4	52.5	42.4	2.5	55.9	46.3
International Segment
Retail installment	1.1	8.8	6.2	1.1	9.0	7.4
Wholesale (b)	0.8	6.9	5.1	0.9	8.8	6.5

Total International Segment — finance receivables	1.9	15.7	11.3	2.0	17.8	13.9

Total finance receivables	4.3	68.2	53.7	4.5	73.7	60.2
Net investment in operating leases	1.1	13.6	10.3	1.0	15.6	12.0

Total on-balance sheet arrangements	$5.4	$81.8	$64.0	$5.5	$89.3	$72.2

(a)	Most of our securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in our financial statements. Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. For additional information on our on-balance sheet securitizations, see Note 5 of our Notes to the Financial Statements.

(b)	The amount of our participation interest fluctuates based on the outstanding receivable and debt levels of the respective trusts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Term Funding Plan
The following table shows our public and private term funding issuances in 2008 and through April 30, 2009, and our planned issuances for full year 2009:

	2009
	Full Year	Through	2008
	Forecast	April 30,	Actual
	(in billions)
Public Term Funding
Unsecured	$0 – 2	$—	$2
Securitizations (a)	8 – 13	4	11

Total public term funding	$10 – 15	$4	$13

Private Term Funding (b)	$5 – 10	$1	$29

(a)	Reflects new issuance; excludes other structured financings.

(b)	Includes private term debt, securitizations, other structured financings, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper programs.
Through April 30, 2009, we completed about $4 billion of public term funding transactions, including about $3 billion from a retail asset-backed securitization in the United States and about $650 million from a lease asset-backed securitization in Germany. We expect our full year 2009 public term funding requirements to be between $10 billion and $15 billion.
Through April 30, 2009, we completed about $1 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program) in several markets. These private transactions included retail, lease, and wholesale asset-backed securitizations. We expect our full year 2009 private term funding to be between $5 billion and $10 billion.
Through April 30, 2009, we completed about $5 billion of public and private term funding, which is about 25% of our full year plan.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control. If credit markets continue to constrain term securitization funding, we will consider reducing our assets below the low-end of our projected year-end 2009 managed receivables balance (i.e., below $85 billion). For additional information on our projected year-end 2009 managed receivables, refer to the “Outlook” section of Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity
We define liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, FCAR program, and credit facilities), less asset-backed capacity in excess of eligible receivables and cash and cash equivalents required to support on-balance sheet securitizations. We have multiple sources of liquidity, including committed asset-backed funding capacity.

	March 31,	December 31,
	2009	2008
	(in billions)

Cash, cash equivalents, and marketable securities*	$19.4	$23.6

Committed liquidity programs	$26.0	$28.0
Asset-backed commercial paper (“FCAR”)	15.7	15.7
Credit facilities	1.9	2.0

Committed capacity	$43.6	$45.7

Committed capacity and cash	$63.0	$69.3
Less: Capacity in excess of eligible receivables	(10.2)	(4.8)
Less: Cash and cash equivalents to support on-balance sheet securitizations	(5.4)	(5.5)

Liquidity	$47.4	$59.0
Less: Utilization	(30.2)	(37.6)

Liquidity available for use	$17.2	$21.4

*	Excludes marketable securities related to insurance activities.
At March 31, 2009, the capacity of our liquidity sources, cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $63 billion, of which $47.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $10.2 billion and cash required to support on-balance sheet securitizations of $5.4 billion). At March 31, 2009, $30.2 billion was utilized, leaving $17.2 billion available for use (including $14 billion of cash, cash equivalents, and marketable securities and excluding marketable securities related to insurance activities), or about 16% of managed receivables, compared with 18% at year-end 2008. At March 31, 2009, our liquidity available for use was lower than year-end 2008 by $4.2 billion, primarily reflecting debt maturities and cash payments under the tender offer to purchase a portion of Ford’s secured term loan, offset partially by the impact of lower receivables. The decline in liquidity available for use from December 31, 2008 also reflected a $630 million cumulative adjustment to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods. For additional information on this correction, refer to the Consolidated Statement of Cash Flows. In addition to the $17.2 billion of liquidity available for use, the $10.2 billion of capacity in excess of eligible receivables provides us with an alternative to uncommitted sources for funding future purchases or originations and gives us flexibility to shift capacity to markets and asset-classes where it can be used or absorb reductions in committed capacity.
Cash, Cash Equivalents and Marketable Securities. At March 31, 2009, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.4 billion, compared with $23.6 billion at year-end 2008. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, U.S. Treasury bills, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash and cash equivalents include amounts to be used only to support our on-balance sheet securitizations of $5.4 billion at March 31, 2009 and $5.5 billion at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $22 billion at March 31, 2009 ($12 billion retail and $10 billion wholesale) of which $7.7 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $19.9 billion having maturities within the next twelve months (of which $7 billion relates to FCE commitments), and the balance having maturities between November 2010 and October 2011. As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in the second half of 2008, there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for securitizations. At March 31, 2009, $16.1 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.
In addition, we have a committed liquidity program for the purchase of up to $4 billion of asset-backed securities which is committed until December 2010 and at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit our ability to obtain funding. At March 31, 2009, we had $3.4 billion of outstanding funding in this program.
Credit Facilities
Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	March 31,	December 31,
	2009	2008
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.3	$0.3
FCE bank lines	1.6	1.7
Utilized amounts	(0.6)	(0.6)

Available credit facilities	$1.3	$1.4

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$15.7	$15.7
At March 31, 2009, we and our subsidiaries, including FCE, had $1.9 billion of contractually-committed unsecured credit facilities with financial institutions, of which $1.3 billion were available for use. Of the lines available for use, $788 million expire in 2009, $114 million expire in 2010, and $426 million expire in 2011. Of the $1.9 billion of contractually-committed credit facilities, $273 million constitute Ford Credit credit facilities (of which $70 million are worldwide), $1.6 billion are FCE worldwide credit facilities, and $33 million are local credit facilities. Our worldwide credit facilities may be used, at our option, by any of our direct or indirect majority owned subsidiaries. Similarly, the FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect majority owned subsidiaries. We or FCE, as the case may be, will guarantee any such borrowings. All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.
In addition, at March 31, 2009, we had $15.7 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program. Included in this total was a $238 million contractually-committed liquidity facility provided by Lehman Brothers Bank, FSB (“Lehman Brothers Bank”). As disclosed in our Current Report on Form 8-K dated September 16, 2008, the contractually-committed liquidity facilities provided by Lehman Brothers Bank are guaranteed by Lehman Brothers Holdings Inc. (“Lehman”), the parent company of Lehman Brothers Bank. On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Of the $15.7 billion of contractually-committed liquidity facilities, $9.2 billion are committed through June 29, 2009, $174 million are committed through June 30, 2011, and $6.3 billion are committed through June 29, 2012. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At March 31, 2009, $15.3 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining FCAR bank liquidity facilities of $412 million were available to support FCAR’s purchase of our asset-backed securities. At March 31, 2009, the outstanding commercial paper balance for the FCAR program was $10.1 billion. We are registered to sell up to $16 billion of asset-backed commercial paper under the CPFF. At March 31, 2009, we had an outstanding balance of $7 billion of FCAR asset-backed commercial paper issued to the CPFF.
Liquidity Risks
Refer to the “Liquidity” section of Item 7 of Part II of our 2008 10-K Report for a list of factors that could affect our liquidity.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions) since January 2007, which is consistent with our plan to fund securitizations through on-balance sheet transactions. For additional information on our off-balance sheet arrangements, refer to Notes 5 and 7 of our Notes to the Financial Statements.

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
We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt
Statement	=	Equity
Leverage
Retained
Interest in
				Securitized		Securitized		Cash,		Adjustments for
				Off-balance		Off-balance		Cash Equivalents		Derivative
		Total Debt	+	Sheet	–	Sheet	–	and Marketable	–	Accounting
Managed Leverage	=			Receivables		Receivables		Securities (a)		on Total Debt (b)
Adjustments for
						Equity	–	Derivative
Accounting
on Equity (b)

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31,	December 31,
	2009	2008

Total debt	$111.4	$126.5
Equity	9.3	10.6
Financial statement leverage (to 1)	12.0	12.0
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31,	December 31,
	2009	2008

Total debt	$111.4	$126.5
Securitized off-balance sheet receivables outstanding	0.5	0.6
Retained interest in securitized off-balance sheet receivables	(0.1)	(0.1)
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.4)	(23.6)
Adjustments for derivative accounting (b)	(0.3)	(0.4)

Total adjusted debt	$92.1	$103.0

Equity	$9.3	$10.6
Adjustments for derivative accounting (b)	(0.1)	(0.2)

Total adjusted equity	$9.2	$10.4

Managed leverage (to 1)	10.0	9.9

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At March 31, 2009, our managed leverage was 10 to 1, compared with 9.9 to 1 at December 31, 2008. In the first quarter of 2009, we made a non-cash distribution to our parent of about $1.1 billion related to the secured term loan tender offer. For additional information on the secured term loan tender offer, refer to Note 9 of our Notes to the Financial Statements. For additional information on our planned distributions, see the “Outlook” section of Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Accounting Standards Issued But Not Yet Adopted
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). The FSP provides further guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when there has been a significant decrease in market activity for a financial asset, and also identifies circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively and early adoption is permitted. We will be adopting the FSP for the quarter ending June 30, 2009. We are assessing the potential impact of this FSP on our financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted. We will be adopting the FSP for the quarter ending June 30, 2009. Presently, we do not expect FSP FAS 115-2 and FAS 124-2 to impact our financial condition, results of operations, or financial statement disclosures.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). The FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted. We will be adopting the FSP for the quarter ending June 30, 2009. FSP FAS 107-1 and APB 28-1 requires fair value disclosures for interim reporting periods and will have no impact on our financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Outlook
At year-end 2009, we anticipate managed receivables to be in the range of $85 billion to $95 billion, compared with $106 billion at March 31, 2009. The decrease, which primarily reflects lower industry volumes and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, will reduce our funding requirements. Subject to our funding plan risks, described above in “Funding — Overview,” we expect the funding structure required for this level of managed receivables at year-end 2009 to be the following (in billions, except for percentages):

December 31,
2009
Funding Structure
Ford Interest Advantage	$ ~ 2
Asset-backed commercial paper	6 – 8
Term asset-backed securities	45 – 50
Term debt and other	40 – 45
Equity	~ 9
Cash, cash equivalents, and marketable securities*	(16) – (18)

Total funding structure	$85 – 95

Memo:
Securitized funding as a percentage of managed receivables	55 – 60%

*	Excludes marketable securities related to insurance activities.
In the first quarter of 2009, we completed a cash tender offer for a portion of Ford’s secured term loan for an aggregate cost of $1.1 billion (including transaction costs). The secured term loan we acquired was distributed to our parent, Ford Holdings LLC, whereupon it was forgiven. This non-cash distribution of about $1.1 billion is consistent with our previously announced plans to pay total distributions of about $2 billion through 2010; we will balance future distributions with the successful execution of our funding plan.

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
Automotive Related:
•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recessions, geo-political events or otherwise;
•	Decline in Ford’s market share;
•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;
•	A further increase in or acceleration of the market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;

•	Continued or increased high prices for, or reduced availability of, fuel;

•	Lower-than-anticipated market acceptance of new or existing Ford products;
•	Adverse effects from the bankruptcy, insolvency, or government-supported restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•	Economic distress of suppliers may require Ford to provide financial support or take other measures to ensure supplies of components or materials and could increase Ford’s costs, affect Ford’s liquidity, or cause production disruptions;

•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	Single-source supply of components or materials;
•	Inability to implement the Retiree Health Care Settlement Agreement to fund and discharge UAW hourly retiree health care obligations;
•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions, fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;
•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on our results from a decrease in or cessation of government incentives;

•	Adverse effects on Ford’s operations resulting from certain geo-political or other events;
•	Substantial negative operating-related cash flows for the near- to medium-term affecting Ford’s ability to meet its obligations, invest in its business or refinance its debt;
•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);

•	Inability of Ford to implement its plans to further reduce structural costs and increase liquidity;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Ford Credit Related:
•	A prolonged disruption of the debt and securitization markets;
•	Inability to access debt, securitization or derivative markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption or otherwise;
•	Inability to obtain competitive funding;
•	Higher-than-expected credit losses;
•	Adverse effects from the government-supported restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•	Increased competition from banks or other financial institutions seeking to increase their share of retail installment financing Ford vehicles;
•	Collection and servicing problems related to our finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;
•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
General:
•	Continued or worsening financial crisis;
•	Fluctuations in foreign currency exchange rates and interest rates;
•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;
•	Labor or other constraints on Ford’s or our ability to restructure its or our business;
•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition; and
•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends).
We cannot be certain that any expectations, forecasts or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional discussion of these risk factors, see Item 1A of Part I of our 2008 10-K Report and Item 1A of Part I of Ford’s 2008 10-K Report, as updated by Ford’s and Ford Credit’s subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Other Financial Information
The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2009 and 2008 has not been audited by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict their reliance on PricewaterhouseCoopers’ reports on such information accordingly. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on interim financial information, because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers within the meanings of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our 2008 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.
Currency Exchange Rate Risk
Our ability to obtain foreign currency derivatives continued to deteriorate in the first quarter of 2009 and as a result, we were not able to fully hedge our currency exposure from cross-border intercompany lending. At March 31, 2009, about $1.5 billion of intercompany loans were un-hedged, substantially all of which were denominated in Canadian dollars. Consequently, substantial weakening of the Canadian dollar could have an adverse effect on our financial condition and results of operations. Our ability to hedge currency exposure will improve as we develop and implement alternate hedging structures. Overall currency exposure will reduce as we continue to work on funding our operations locally and explore alternative business arrangements and divestitures in markets where local funding is not available.
Interest Rate Risk
To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2009, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by $11 million over the next twelve months, compared with $28 million at December 31, 2008. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the risk factors applicable to us that are disclosed in “Item 1A. Risk Factors” of our 2008 10-K Report, we have identified the following changes to the reported risks:
Inability to Obtain Obtain Competitive Funding — As disclosed in “Item 1A. Risk Factors” of our 2008 10-K Report, we are pursuing an industrial bank charter from the State of Utah, that would provide us with a limited amount of relatively low-cost funding. Other institutions that provide automotive financing to certain of Ford’s competitors have access to relatively low-cost government-insured or other funding. For example, GMAC LLC is a bank holding company that provides financing to General Motors Corporation’s dealers and their customers. Bank holding company status and ownership changes planned by GMAC LLC may over time give GMAC LLC access to additional government-insured deposit funding, as well as access to other lower cost funding sources. Recently, GMAC LLC reported that it had entered into a term sheet pursuant to which it also would provide financing to Chrysler LLC’s dealers and their customers based on additional support from government sources. Access by Ford’s competitors’ dealer networks to financing provided by financial institutions with relatively low-cost funding, such as GMAC LLC, that is not available to us could adversely affect our ability to support the sale of Ford vehicles at competitive cost and rates.
ITEM 5. OTHER INFORMATION
In March 2009, we completed the sale of Primus Leasing Company Limited (“Primus Thailand”), our operation in Thailand that offered automotive retail and wholesale financing of Ford, Mazda, and Volvo vehicles.
Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed separately with the SEC and incorporated by reference as an exhibit to this Report (without Financial Statements or Exhibits).
ITEM 6. EXHIBITS
Exhibits: please refer to the Exhibit Index on page 51.
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
Date: May 8, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of March 31, 2009 and the related consolidated statement of operations for the three-month periods ended March 31, 2009 and 2008, the consolidated statement of comprehensive income for the three-month periods ended March 31, 2009 and 2008, and the consolidated statement of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of shareholder’s interest/equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
May 8, 2009

FORD MOTOR CREDIT COMPANY LLC
EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 8, 2009, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 — 4 of Part I and Items 1, 1A, 2 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. File No. 1-3950.