Form 10-Q
period 2009-06-30
FORD MOTOR CREDIT CO LLC
filed 2009-08-05
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

EXHIBIT INDEX APPEARS AT PAGE 55

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2009 and 2008
(in millions)

	Second Quarter		First Half
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Financing revenue
Operating leases	$1,288	$1,695	$2,686	$3,402
Retail	760	779	1,516	1,638
Interest supplements and other support costs earned from affiliated companies	926	1,247	1,896	2,493
Wholesale	230	438	521	915
Other	22	36	42	71

Total financing revenue	3,226	4,195	6,661	8,519
Depreciation on vehicles subject to operating leases	(943)	(4,090)	(2,358)	(5,904)
Interest expense	(1,290)	(1,901)	(2,710)	(3,893)

Net financing margin	993	(1,796)	1,593	(1,278)
Other revenue
Insurance premiums earned, net	27	42	56	82
Other income, net (Note 13)	366	351	430	538

Total financing margin and other revenue	1,386	(1,403)	2,079	(658)
Expenses
Operating expenses	322	379	650	746
Provision for credit losses (Note 4)	397	545	782	872
Insurance expenses	21	53	37	72

Total expenses	740	977	1,469	1,690

Income/(Loss) before income taxes	646	(2,380)	610	(2,348)
Provision for/(Benefit from) income taxes	235	(945)	212	(936)

Income/(Loss) from continuing operations	411	(1,435)	398	(1,412)
Gain on disposal of discontinued operations (Note 12)	2	8	2	9

Net income/(loss)	$413	$(1,427)	$400	$(1,403)

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents (Note 1)	$11,881	$15,473
Marketable securities	7,760	8,606
Finance receivables, net (Note 2)	80,269	93,331
Net investment in operating leases (Note 3)	18,220	22,506
Notes and accounts receivable from affiliated companies	821	1,047
Derivative financial instruments (Note 11)	2,195	3,791
Assets of held-for-sale operations (Note 12)	—	214
Other assets (Note 7)	4,625	5,159

Total assets	$125,771	$150,127

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,171	$1,781
Affiliated companies	1,385	1,015

Total accounts payable	2,556	2,796
Debt (Note 8)	104,868	126,458
Deferred income taxes	2,345	2,668
Derivative financial instruments (Note 11)	1,739	2,145
Liabilities of held-for-sale operations (Note 12)	—	56
Other liabilities and deferred income (Note 7)	3,954	5,438

Total liabilities	115,462	139,561

Shareholder’s interest
Shareholder’s interest	5,149	5,149
Accumulated other comprehensive income	829	432
Retained earnings (Note 9)	4,331	4,985

Total shareholder’s interest	10,309	10,566

Total liabilities and shareholder’s interest	$125,771	$150,127

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2009 and 2008
(in millions)

	Second Quarter		First Half
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net income/(loss)	$413	$(1,427)	$400	$(1,403)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	628	46	399	334
Change in value of retained interests in securitized assets	(2)	(6)	(2)	(20)
Adjustment for adoption of SFAS No. 159 (a)	—	—	—	(6)

Total other comprehensive income/(loss)	626	40	397	308

Comprehensive income/(loss)	$1,039	$(1,387)	$797	$(1,095)

(a)	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). Refer to Note 1 of our 2008 10-K Report for additional information.
The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2009 and 2008
(in millions)

	First Half
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income/(loss)	$400	$(1,403)
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	782	872
Depreciation and amortization	2,660	6,264
Amortization of upfront interest supplements	(824)	(551)
Net change in deferred income taxes	(356)	(1,673)
Net change in other assets	1,637	2,088
Net change in other liabilities	(789)	576
All other operating activities	(563)	284

Net cash provided by operating activities	2,947	6,457

Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(11,181)	(17,920)
Collections of finance receivables (other than wholesale)	15,948	17,835
Purchases of operating lease vehicles	(1,740)	(7,403)
Liquidations of operating lease vehicles	3,857	4,205
Net change in wholesale receivables	8,413	(1,080)
Net change in notes receivable from affiliated companies	164	(5)
Purchases of marketable securities	(12,272)	(9,331)
Proceeds from sales and maturities of marketable securities	12,133	5,040
Proceeds from sales of businesses	168	3,699
Settlements of derivatives	926	741
All other investing activities	(58)	217

Net cash provided by/(used in) investing activities	16,358	(4,002)

Cash flows from financing activities
Proceeds from issuances of long-term debt	14,712	20,544
Principal payments on long-term debt	(30,993)	(23,127)
Change in short-term debt, net	(5,884)	(1,419)
Cash distributions (a)	—	—
All other financing activities	(311)	(91)

Net cash (used in) financing activities	(22,476)	(4,093)
Effect of exchange rate changes on cash and cash equivalents	209	174
Cumulative correction of a prior period error (b)	(630)	—

Total cash flows from operations	(3,592)	(1,464)

Cash and cash equivalents, beginning of period	$15,473	$14,137
Change in cash and cash equivalents	(3,592)	(1,464)

Cash and cash equivalents, end of period	$11,881	$12,673

(a)	See Note 9 for information regarding a $1.1 billion non-cash distribution in the first quarter of 2009.

(b)	In the first quarter of 2009, we recorded a $630 million cumulative adjustment to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods. The impact on previously issued annual and interim financial statements was not material.
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
Liquidity
At June 30, 2009, we had $19.6 billion of cash, cash equivalents and marketable securities, including $5.9 billion which may only be used to support our on-balance sheet securitizations and $500 million related to our insurance activities. Risks and uncertainties related to the credit environment may affect our ability to obtain funding and thereby reduce our future liquidity. We expect a significant portion of our funding in 2009 will consist of eligible issuances pursuant to government-sponsored securitization funding programs. If credit markets constrain term securitization funding or if we are not eligible for these government-sponsored programs, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate below the low-end of our projected year-end 2009 finance receivables and net investment in operating leases balance (i.e., below $85 billion).
Risks and uncertainties related to the credit environment and the global economy could materially impact Ford. The risks and uncertainties to Ford include a decline in industry volume to levels below their current planning assumptions and actions necessary to ensure an uninterrupted supply of materials and components from suppliers. Uncertainties relating to Ford’s business also cause uncertainties that could result in a change to our current business plan. In addition, Ford’s ability to satisfy its obligations to us (e.g., interest supplements and other support payments) could be impacted and, if so, would reduce our future liquidity. We believe, however, Ford will satisfy its obligations to us. If Ford fails to satisfy its obligations to us, we may use any of our obligations to Ford as an offset. However, in the event of a material adverse effect on Ford’s financial condition or operations, Ford Credit could be similarly impacted in a material adverse way.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Noncontrolling Interest
We adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), on January 1, 2009 and applied the presentation and disclosure requirements retrospectively for all periods presented. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in our consolidated financial statements. Previously, these noncontrolling interests were reflected in our financial statements as Minority interests in net assets of subsidiaries, which was not included in equity. As a result of SFAS No. 160, our shareholder’s interest, net income/(loss), and comprehensive income/(loss) will be reflected as attributable to either Ford Credit or our noncontrolling interests (if our noncontrolling interests are more than de minimis). At June 30, 2009, our noncontrolling interests were de minimis. SFAS No. 160 also required us to incorporate a consolidated statement of comprehensive income.
Cash and Cash Equivalents and Marketable Securities
Cash and all highly liquid investments with a maturity of 90 days or less at date of purchase are classified as Cash and cash equivalents. See Note 5 for information on cash and cash equivalents that supports on-balance sheet securitization transactions.
Cash Equivalents — Financial Instruments. We measure financial instruments classified as cash equivalents at fair value. We use quoted prices where available to determine fair value for U.S. Treasury securities and industry-standard valuation models using market-based inputs when quoted prices are unavailable, such as for government agency securities and corporate obligations.
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
Retained Interests in Securitized Assets
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
Interest Supplements and Other Support Costs Earned from Affiliated Companies
As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates. The amount of unearned interest supplements for finance receivables was $1.7 billion and $1.3 billion at June 30, 2009 and December 31, 2008, respectively. Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value. Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income. The amount of unearned interest supplements and residual support payments for net investment in operating leases was $1.3 billion at June 30, 2009 and December 31, 2008.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
At June 30, 2009, in the United States and Canada, Ford is obligated to pay us $1.6 billion of interest supplements (including supplements related to sold receivables) and about $270 million of residual value support over the terms of the related finance contracts, compared with $2.5 billion of interest supplements and about $450 million of residual value support at December 31, 2008, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.
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
Nature of Exposure
Currency Exchange Rate Risk. We face exposure to currency exchange rate fluctuations if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When funding is in a different currency, we may execute the following foreign currency derivatives to convert our foreign currency debt obligations to the currency of the receivables:
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
Fair Value Hedges. We use certain derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as hedges of existing fixed-rate debt under the “long-haul” method of assessing effectiveness. The risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate. We use regression analysis to assess hedge effectiveness at the time they are designated as well as throughout the hedge period. If the hedge relationship is deemed to be highly effective, we record the changes in fair value of the hedged item related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative also is recorded in Other income, net. Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Fair Value Measurements
In determining fair value, we use various valuation techniques and prioritize the use of observable inputs. We assess the inputs used to measure fair value using the following three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:
•	Level 1 — inputs include quoted prices for identical instruments and are the most observable; or
•	Level 2 — inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves; or
•	Level 3 — inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.
The use of observable and unobservable inputs is reflected in our hierarchy assessment disclosed in Note 10.
Provision for/(Benefit from) Income Taxes
The provision for/(benefit from) income taxes is computed by applying our estimated annual effective tax rate to year-to-date income/(loss) before taxes.
Subsequent Events
We evaluated the effects of all subsequent events from the end of the second quarter through August 5, 2009, the date we filed our financial statements with the U.S. Securities and Exchange Commission.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FINANCE RECEIVABLES
Net finance receivables at June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30,	December 31,
	2009	2008
	(Unaudited)
Retail (including direct financing leases)	$61,153	$65,475
Wholesale	19,667	27,765
Other	2,705	2,791

Total finance receivables, net of unearned income (a)(b)	83,525	96,031
Less: Unearned interest supplements	(1,687)	(1,296)
Less: Allowance for credit losses	(1,569)	(1,404)

Finance receivables, net	$80,269	$93,331

Net finance receivables subject to fair value (c)	$77,523	$90,280
Fair value	76,150	87,056

(a)	At June 30, 2009 and December 31, 2008, includes $822 million and $1.0 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At June 30, 2009 and December 31, 2008, includes finance receivables of $64.1 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. Refer to Note 5 for additional information.

(c)	At June 30, 2009 and December 31, 2008, excludes $2.7 billion and $3.0 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 3. NET INVESTMENT IN OPERATING LEASES
During the second quarter of 2008, we recorded a pre-tax impairment charge of $2.1 billion in Depreciation on vehicles subject to operating leases representing the amount by which the carrying value of certain vehicle lines in our lease portfolio exceeded the fair value.
Net investment in operating leases at June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30,	December 31,
	2009	2008
	(Unaudited)
Vehicles, at cost, including initial direct costs	$24,839	$27,984
Less: Accumulated depreciation	(6,342)	(5,214)
Less: Allowance for credit losses	(277)	(264)

Net investment in operating leases (a)	$18,220	$22,506

(a)	At June 30, 2009 and December 31, 2008, includes net investment in operating leases of $16.2 billion and $15.6 billion, respectively, that have been included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. Refer to Note 5 for additional information.
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Balance, beginning of period	$1,712	$1,203	$1,668	$1,090
Provision for credit losses	397	545	782	872
Deductions
Charge-offs before recoveries	390	354	826	692
Recoveries	(105)	(108)	(209)	(217)

Net charge-offs	285	246	617	475
Other changes, principally amounts related to translation adjustments and finance receivables sold	(22)	9	(13)	(6)

Net deductions	263	255	604	469

Balance, end of period	$1,846	$1,493	$1,846	$1,493

Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. At June 30, 2009, our allowance for credit losses includes about $220 million primarily reflecting higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared to historical trends used in our models.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 5. TRANSFERS OF RECEIVABLES
On-Balance Sheet Securitization Transactions
Secured Borrowings
Most of our securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related liabilities are included in our financial statements. Cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions. The receivables and net investment in operating leases that have been included in securitization transactions are only available for payment of the debt and other obligations issued or arising in the securitization transactions. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. The asset-backed debt has been issued either directly by us or by consolidated VIEs.
The following table shows the assets and the related liabilities related to our secured debt arrangements that were included in our financial statements at June 30, 2009 and December 31, 2008 (in billions):

	June 30, 2009			December 31, 2008
	Cash & Cash		Related	Cash & Cash		Related
	Equivalents	Receivables	Debt	Equivalents	Receivables	Debt
	(Unaudited)
Retail	$3.5	$48.2	$36.0	$3.3	$51.6	$42.6
Wholesale	0.9	15.9	11.0	1.2	22.1	17.6
Net investment in operating leases	1.5	16.2	11.6	1.0	15.6	12.0

Total secured debt arrangements (a) (b)	$5.9	$80.3	$58.6	$5.5	$89.3	$72.2

(a)	Includes debt of $52.2 billion and $62.3 billion at June 30, 2009 and December 31, 2008, respectively, issued by VIEs of which we are the primary beneficiary or an affiliate whereby the debt is backed by the collateral of the VIE. The carrying values of our assets securing the debt issued by these VIEs were $5.5 billion and $4.8 billion of cash and cash equivalents, $42.2 billion and $41.9 billion of retail receivables, $14.2 billion and $19.6 billion of wholesale receivables, and $16.2 billion and $15.6 billion of net investment in operating leases at June 30, 2009 and December 31, 2008, respectively. Refer to Note 6 for further discussion regarding our VIEs.

(b)	Includes assets pledged as collateral of $3.4 billion and $1.4 billion and the related secured debt arrangements of $2.3 billion and $1.1 billion as of June 30, 2009 and December 31, 2008, respectively.
In certain financing structures, we issue asset-backed debt directly, rather than from consolidated VIEs. For our bank-sponsored conduit program, we transfer finance receivables, in which we retain a significant interest, to bank conduits or sponsor banks. The outstanding balance of the transferred pools of finance receivables was $5.7 billion and $8.4 billion and the related secured debt was $4.7 billion and $6.9 billion at June 30, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 5. TRANSFERS OF RECEIVABLES (Continued)
Our financial performance related to our secured borrowings for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
	(Unaudited)
Derivative (income)/expense	$(87)	$(383)	$11	$(1)
Interest expense	$502	$821	$1,075	$1,688
Most of these secured borrowings utilize VIEs. Refer to Note 6 for information concerning the financial performance of secured borrowings that utilized VIEs.
Derivative Instruments
Many of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and in certain instances, currency exposure resulting from assets in one currency and debt in another currency. Refer to Note 11 regarding the fair value of derivatives. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate its interest rate risk resulting from derivatives with our securitization entities. Our exposures based on the fair value of derivative instruments related to securitization programs at June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30, 2009		December 31, 2008
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Unaudited)
Securitization entities	$113	$715	$59	$995
Ford Credit (excluding securitization entities)	604	76	887	39

Total derivative financial instruments	$717	$791	$946	$1,034

Off-Balance Sheet Securitization Transactions
We recognized earnings of $9 million and $48 million in the second quarter of 2009 and 2008, respectively, and $19 million and $117 million in the first half of 2009 and 2008, respectively, of investment and other income related to the sales of receivables. These amounts are included in Other income, net. Also, we received cash flows of $23 million and $144 million in the first half of 2009 and 2008, respectively, related to the net change in retained interests in securitized assets. These amounts are included in All other investing activities in our statement of cash flows.

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
VIEs of which we are the primary beneficiary
We use special purpose entities to issue asset-backed securities in securitization transactions to public and private investors, bank conduits and government sponsored entities or others who obtain funding from government programs. The asset-backed securities are backed by the expected cash flows from finance receivables and our interest in net investments in operating leases. These assets or interests in these assets have been legally sold but continue to be recognized by us. We retain interests in our securitization transactions, including senior and subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, such as cash reserves, and residual interests.
As residual interest holder, we are exposed to the underlying residual and credit risk of the collateral, and may be exposed to interest rate risk. Our exposure does not represent incremental risk to us and was $26.7 billion and $18.2 billion at June 30, 2009 and December 31, 2008, respectively. The amount of risk absorbed by our residual interests is generally represented by and limited to the amount of overcollateralization of our assets securing the debt and any cash reserves. For our wholesale securitization transactions, this also includes cash we have contributed to excess funding accounts and our participation interests in the VIEs.
We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase their investments. We do not guarantee any asset-backed securities and generally have no obligation to provide liquidity or contribute cash or additional assets to our VIEs. In certain instances in the first half of 2009, we elected to provide additional enhancements or repurchase specific senior or subordinated notes in order to address market conditions.
A number of our VIEs participate in our committed liquidity programs. From time to time, we have elected to renegotiate terms of our commitments, reallocate our commitments globally, or repurchase and extinguish our obligations in order to address market conditions.
In certain securitization transactions, we have dynamic enhancements where we are required to support the performance of the securitization transactions by purchasing additional subordinated notes or increasing cash reserves.
VIEs that are exposed to interest rate or currency risk have reduced their exposure by entering into derivatives. In certain instances, we have entered into derivative transactions with the VIE to protect the VIE from these risks that are not mitigated through derivative transactions between the VIE and its counterparty.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. VARIABLE INTEREST ENTITIES (Continued)
Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. We repurchased $90 million of such receivables in the first half of 2009. In addition, from time to time, we support our revolving wholesale securitization transactions by contributing cash to an excess funding account when receivables fall below the required level in order to continue to finance the receivables. These cash enhancements ranged from $0 to $1.4 billion in the first half of 2009.
FCAR Owner Trust (“FCAR”) is a VIE that issues asset-backed commercial paper and we may, on occasion, purchase the debt issued by FCAR. In October 2008, we registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). Commercial paper sold to the CPFF is for a term of 90 days and sales can be made through February 1, 2010. At June 30, 2009, the finance receivables of FCAR supported $8.5 billion of asset-backed commercial paper outstanding, of which $6.6 billion was held by external investors, including $2.0 billion issued to the CPFF, and $1.9 billion was held by us.
Finance receivables and net investment in operating leases that collateralize the secured debt of the VIE remain on our balance sheet and therefore are not included in the VIE assets shown in the following table. As of June 30, 2009, the carrying values of the assets were $42.2 billion of retail receivables, $14.2 billion of wholesale receivables, and $16.2 billion of net investment in operating leases. As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against only the specific securitized assets. Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against our general assets.
The total consolidated VIE assets and liabilities that support our securitization transactions reflected in our June 30, 2009 and December 31, 2008 balance sheets were as follows (in billions):

	June 30, 2009		December 31, 2008
	Cash & Cash		Cash & Cash
	Equivalents (a)	Debt (b)	Equivalents (a)	Debt (b)
	(Unaudited)
VIEs by asset-class (c)
Retail	$3.2	$29.0	$2.7	$34.5
Wholesale	0.7	9.6	1.0	15.5
Net investment in operating leases	0.4	11.6	0.2	12.0

Total	$4.3	$50.2	$3.9	$62.0

(a)	Additional cash and cash equivalents available to support the obligations of the VIEs that are not assets of the VIEs were $1.2 billion and $949 million as of June 30, 2009 and December 31, 2008, respectively, and are reflected in our consolidated financial statements.

(b)	Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank open market operations program. This external funding of $2.0 billion and $308 million at June 30, 2009 and December 31, 2008, respectively, was not reflected as a liability of the VIEs, but was included in our consolidated liabilities.

(c)	The derivative assets of our consolidated VIEs were $69 million and $46 million at June 30, 2009 and December 31, 2008, respectively, and the derivative liabilities were $571 million and $808 million at June 30, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. VARIABLE INTEREST ENTITIES (Continued)
The financial performance of the consolidated VIEs that support our securitization transactions reflected on our statements of operations for the periods ended June 30 were as follows (in millions):

	Second Quarter
	2009		2008
	Derivative		Derivative
	(Income)/	Interest	(Income)/	Interest
	Expense	Expense	Expense	Expense
	(Unaudited)
VIEs by asset-class
Retail	$(12)	$249	$(318)	$424
Wholesale	1	52	6	178
Net investment in operating leases	(44)	119	(31)	163

Total	$(55)	$420	$(343)	$765

	First Half
	2009		2008
	Derivative		Derivative
	(Income)/	Interest	(Income)/	Interest
	Expense	Expense	Expense	Expense
	(Unaudited)
VIEs by asset-class
Retail	$28	$524	$(48)	$877
Wholesale	(2)	131	(16)	362
Net investment in operating leases	(17)	243	65	341

Total	$9	$898	$1	$1,580

VIEs of which we are not the primary beneficiary
We also have investments in certain joint ventures determined to be VIEs of which we are not the primary beneficiary. These joint ventures provide consumer and dealer financing in their respective markets. The joint ventures are financed by external debt as well as subordinated financial support provided by our joint venture partners. The risks and rewards associated with our interests in these joint ventures are based primarily on ownership percentages. Our investments in these joint ventures are accounted for as equity method investments which are included in Other assets. Our maximum exposure to any potential losses associated with these VIEs is limited to our equity investments, and amounted to $141 million and $140 million at June 30, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME
Other assets at June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30,	December 31,
	2009	2008
	(Unaudited)
Accrued interest, rents and other non-finance receivables	$1,077	$1,223
Deferred charges including unamortized dealer commissions	722	740
Collateral held for resale, at net realizable value	715	633
Investment in non-consolidated affiliates	524	524
Prepaid reinsurance premiums and other reinsurance receivables	316	385
Property and equipment, net of accumulated depreciation of $336 at June 30, 2009 and $316 at December 31, 2008	192	207
Investment in used vehicles held for resale, at net realizable value	91	603
Retained interests in securitized assets	69	92
Other	919	752

Total other assets	$4,625	$5,159

Other liabilities and deferred income at June 30, 2009 and December 31, 2008 were as follows (in millions):

	June 30,	December 31,
	2009	2008
	(Unaudited)
Deferred income	$1,316	$1,330
Interest payable	809	1,315
Income taxes payable (a) (b)	642	1,647
Unearned insurance premiums	368	452
Other	819	694

Total other liabilities and deferred income	$3,954	$5,438

(a)	During the second quarter 2009, we purchased $3.4 billion principal amount of Ford’s unsecured, nonconvertible securities for an aggregate cost of $1.1 billion (including transaction costs and accrued and unpaid interest payments for such tendered debt securities) and transferred the securities to Ford in satisfaction of $1.1 billion of our tax liabilities to Ford.

(b)	At June 30, 2009, includes $573 million payable to Ford and affiliated companies in accordance with our intercompany tax sharing agreement.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. DEBT
At June 30, 2009 and December 31, 2008, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		June 30,	December 31,
	2009	2008	2009	2008	2009	2008
					(Unaudited)
Short-term debt
Asset-backed commercial paper (c)	2.8%	3.5%			$6,568	$11,503
Other asset-backed short-term debt (c)	3.5%	5.4%			4,590	5,569
Ford Interest Advantage (d)	3.5%	3.9%			2,516	1,958
Other short-term debt (e)	6.2%	8.7%			765	1,055

Total short-term debt	3.3%	4.5%	4.2%	5.2%	14,439	20,085

Long-term debt
Senior indebtedness
Notes payable within one year (e)					12,099	16,003
Notes payable after one year (e)					31,047	35,148
Unamortized discount					(415)	(251)
Fair value adjustments (f)					253	334
Asset-backed debt (c)
Notes payable within one year					22,818	26,501
Notes payable after one year					24,627	28,638

Total long-term debt (g)	5.1%	6.1%	5.1%	6.0%	90,429	106,373

Total debt	4.8%	5.8%	5.0%	5.8%	$104,868	$126,458

Estimated fair value of debt (h)					$100,290	$110,520

(a)	Second quarter 2009 and fourth quarter 2008 average contractual rates exclude the effects of derivatives and facility fees.

(b)	Second quarter 2009 and fourth quarter 2008 weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes debt with affiliated companies as indicated in the table below.

(f)	Adjustments related to designated fair value hedges of debt.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.

(h)	Fair value of debt reflects interest accrued but not yet paid of $864 million and $1,369 million at June 30, 2009 and December 31, 2008, respectively. Interest accrued is reported in Other liabilities and deferred income and Accounts payable — Affiliated companies.

	June 30,	December 31,
	2009	2008
	(Unaudited)
Debt with affiliated companies
Other short-term debt	$398	$65
Notes payable within one year	2	345
Notes payable after one year	174	120

Total debt with affiliated companies	$574	$530

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. DEBT (Continued)
Debt Repurchases. In the second quarter 2009 and the first half of 2009, through private market transactions, we repurchased an aggregate of $707 million and $979 million, respectively, principal amount of our outstanding unsecured notes for $699 million and $960 million, respectively, in cash. As a result, we recorded a pre-tax gain of $8 million and $22 million (which included unamortized premiums) in Other income, net in the second quarter of 2009 and the first half of 2009, respectively.
Short-term and long-term debt matures at various dates through 2048. Maturities are as follows (in millions):

	2009 (b)	2010 (c)	2011	2012	2013	Thereafter (d)	Total
Unsecured debt maturities	$9,794	$8,374	$11,945	$5,278	$4,781	$6,255	$46,427
Asset-backed debt maturities	25,289	15,883	13,445	2,741	1,081	164	58,603

Total debt maturities (a)	$35,083	$24,257	$25,390	$8,019	$5,862	$6,419	$105,030

(a)	Amounts exclude fair value adjustments of $253 million and unamortized discounts of $415 million.

(b)	Includes $13,766 million for short-term and $21,317 million for long-term debt.

(c)	Includes $673 million for short-term and $23,584 million for long-term debt.

(d)	Approximately $4.7 billion of unsecured debt matures between 2014 and 2017 with the remaining balance maturing after 2031.
The fair value of debt is estimated based upon quoted market prices, current market rates for similar debt with approximately the same remaining maturities, or discounted cash flow models utilizing current market rates.
NOTE 9. RETAINED EARNINGS
The following table summarizes earnings retained for use in the business for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Retained earnings, beginning balance	$3,918	$6,545	$4,985	$6,515
Adjustment for adoption of SFAS No. 159 (a)	—	—	—	6
Net income/(loss)	413	(1,427)	400	(1,403)
Distributions	—	—	(1,054)	—

Retained earnings, ending balance	$4,331	$5,118	$4,331	$5,118

(a)	Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”).
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at June 30, 2009 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2009
	(Unaudited)
Assets
Cash equivalents — financial instruments
U.S. government	$1,281	$—	$—	$1,281
Government-sponsored enterprises	—	550	—	550
Government — non U.S.	—	73	—	73

Total cash equivalents — financial instruments (a)	1,281	623	—	1,904
Marketable securities
U.S. government	6,091	—	—	6,091
Government-sponsored enterprises	—	944	—	944
Corporate debt	—	145	3	148
Mortgage-backed	—	215	—	215
Equity	45	—	—	45
Government — non U.S.	—	15	—	15
Other liquid investments (b)	—	302	—	302

Total marketable securities	6,136	1,621	3	7,760
Derivative financial instruments	—	1,600	595	2,195
Retained interests in securitized assets	—	—	69	69

Total assets at fair value	$7,417	$3,844	$667	$11,928

Liabilities
Derivative financial instruments	$—	$1,050	$689	$1,739

Total liabilities at fair value	$—	$1,050	$689	$1,739

(a)	Cash equivalents — financial instruments excludes $6,886 million of time deposits, certificates of deposit and money market accounts reported at par value, which approximates fair value.

(b)	Includes CDs and time deposits with maturities greater than 90 days on date of purchase.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. FAIR VALUE MEASUREMENTS (Continued)
The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended June 30, 2009 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
						Change in
						Unrealized
	Fair Value at	Total Realized		Net Transfers	Fair Value at	Gains/(Losses)
	December 31,	/Unrealized	Net Purchases/	Into/(Out of)	June 30,	on Instruments
	2008	Gains/(Losses)	(Settlements)	Level 3	2009	Still Held (a)
	(Unaudited)
Marketable securities (b)	$5	$(2)	$—	$—	$3	$(2)
Derivative financial instruments, net (c)	(81)	43	(56)	—	(94)	(20)
Retained interests in securitized assets (d)	92	8	(31)	—	69	(2)

Total Level 3 fair value	$16	$49	$(87)	$—	$(22)	$(24)

(a)	For those assets and liabilities still held at June 30, 2009.

(b)	Realized/Unrealized gains/(losses) on marketable securities for the period presented are recorded to Other income, net ($2 million for second quarter of 2009 and $(2) million for first half of 2009).

(c)	Reflects fair value of derivative assets, net of liabilities. Realized/Unrealized gains/(losses) on derivative financial instruments for the period presented are recorded to Other income, net ($50 million for second quarter of 2009 and $23 million for first half of 2009), and Other comprehensive income/(loss) reflecting foreign currency translation ($16 million for second quarter of 2009 and $20 million for first half of 2009).

(d)	Realized/Unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Other Income, net ($6 million for second quarter of 2009 and $10 million for first half of 2009) and Other comprehensive income/(loss) ($0 million for second quarter of 2009 and $(2) million for first half of 2009).
There were no items measured at fair value on a nonrecurring basis for the quarter ended June 30, 2009.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Income Effect of Derivative Financial Instruments
The following table summarizes the pre-tax gain/(loss) for each type of hedge designation (in millions):

	Gain/(Loss) Recognized in Income
	2009
	Second Quarter	First Half
	(Unaudited)
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$33	$57
Ineffectiveness (a)	14	4

Total	$47	$61

Derivatives not designated as hedging instruments
Interest rate contracts	$13	$(91)
Foreign exchange forward contracts (b)	(314)	(163)
Cross currency interest rate swap contracts (b)	41	114
Other contracts	—	(1)

Total	$(260)	$(141)

(a)	Hedge ineffectiveness is the difference between the change in fair value on the derivative ($(48) million and $(47) million in second quarter 2009 and first half 2009, respectively) and the change in fair value on the hedged item attributable to the hedged risk ($62 million and $51 million in second quarter 2009 and first half 2009, respectively).

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.
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
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
Balance Sheet Effect of Derivative Financial Instruments
The following table summarizes the estimated fair value of our derivative financial instruments at June 30, 2009:

		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
	(in billions)	(in millions)
	(Unaudited)
Fair value hedges
Interest rate contracts	$4	$353	$—

Derivatives not designated as hedging instruments
Interest rate contracts	103	1,576	1,353
Foreign exchange forward contracts (a)	10	119	218
Cross currency interest rate swap contracts	4	147	168

Total derivatives not designated as hedging instruments	117	1,842	1,739

Total derivative financial instruments	$121	$2,195	$1,739

(a)	Includes forward contracts between Ford Credit and an affiliated company.
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
We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment reflects the full credit default spread swap (“CDS”) spread applied to a net exposure, by counterparty. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. At June 30, 2009, our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g. LIBOR), reduced our derivative assets by $35 million and our derivative liabilities by $56 million.
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
The use of derivatives does generate a risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our counterparty exposures are with counterparties that have long-term credit ratings of single-A or better. The total fair value of derivative instruments in asset positions on June 30, 2009 is approximately $2 billion, and represents the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, our actual loss we would recognize if all counterparties failed to perform as contracted would be lower.
See Note 10 for additional information regarding fair value measurements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. DIVESTITURES
North America Segment Divestiture
Triad Financial Corporation. In 2005, we completed the sale of Triad Financial Corporation (“Triad”). We received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, and recognized after-tax gains of $2 million in the second quarter of 2009 and the first half of 2009, and $8 million and $9 million in the second quarter of 2008 and the first half of 2008, respectively, in Gain on disposal of discontinued operations.
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
Nordic Operations. During the second quarter of 2008, we completed the creation of a new legal entity and transferred into it the majority of our business and assets from Denmark, Finland, Norway and Sweden. Also in the second quarter, we sold 50% of the new legal entity. As a result of the sale, we reduced Finance receivables, net by approximately $1.7 billion, and recognized a pre-tax gain in Other income, net of approximately $85 million, net of transaction costs and including $35 million of foreign currency translation adjustments. We report our ownership interest in the new legal entity in Other assets as an equity method investment. The new legal entity supports the sale of Ford vehicles in these markets.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 13. OTHER INCOME
The following table summarizes amounts included in Other income, net (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and investment income	$47	$94	$78	$236
Gains/(Losses) on derivatives (a)	(245)	(295)	(137)	17
Currency revaluation gains/(losses) (b)	469	295	271	(144)
Investment and other income related to sales of receivables	9	48	19	117
Other	86	209	199	312

Other income, net	$366	$351	$430	$538

(a)	Gains/(Losses) related to foreign currency derivatives are substantially offset by net revaluation impacts on foreign denominated debt. See Note 11 for detail by derivative instrument and risk type.

(b)	Includes net gains of $247 million and $251 million in pre-tax earnings related to unhedged currency exposure primarily from cross-border intercompany lending in second quarter 2009 and first half of 2009, respectively.
NOTE 14. EMPLOYEE SEPARATION ACTIONS
North America Segment
In the first quarter 2009, we announced plans to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. The restructuring will affect servicing, sales and central operations and will eliminate about 1,200 staff and agency positions, or about 20% of our U.S. operations. The reductions will occur in 2009 through attrition, retirements and involuntary separations. Involuntary separation programs are accrued for when management has approved the program and the affected employees are identified. In the second quarter of 2009 and the first half of 2009, we recognized pre-tax charges of $11 million and $33 million, respectively, in Operating expenses as a result of these actions.
International Segment
In the second quarter of 2009 and the first half of 2009, we recognized pre-tax charges of $12 million and $17 million, (including $8 million for retirement plan benefits), respectively, in Operating expenses for employee separation actions primarily in European locations. These separations are expected to be substantially completed by the end of 2009.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 15. SEGMENT INFORMATION
We divide our business segments based on geographic regions: the North America Segment (includes operations in the United States and Canada) and the International Segment (includes operations in all other countries). We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in Unallocated Risk Management and are excluded in assessing our North America and International segment performance, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments. We also adjust segment performance to re-allocate interest expense between the North America and International segments reflecting debt and equity levels proportionate to their product risk. The North America and International segments are presented on a managed basis. Managed basis includes Finance receivables, net and Net investment in operating leases reported on our balance sheet, excluding unearned interest supplements related to finance receivables, and receivables we sold in off-balance sheet securitizations and continue to service.
Key operating data for our business segments for the periods ended June 30 were as follows (in millions):

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
				(Unaudited)
Second Quarter 2009
Revenue (a)	$2,977	$616	$33	$(7)	$—	$26	$3,619
Income
Income/(Loss) before income taxes (b)	640	(27)	33	—	—	33	646
Provision for/(Benefit from) income taxes	232	(9)	12	—	—	12	235
Income/(Loss) from continuing operations	408	(18)	21	—	—	21	411
Other disclosures
Depreciation on vehicles subject to operating leases	888	55	—	—	—	—	943
Interest expense	902	392	—	(4)	—	(4)	1,290
Provision for credit losses	307	90	—	—	—	—	397

Second Quarter 2008
Revenue (a)	$3,470	$1,143	$12	$(37)	$—	$(25)	$4,588
Income
Income/(Loss) before income taxes	(2,606)	214	12	—	—	12	(2,380)
Provision for/(Benefit from) income taxes	(1,025)	75	5	—	—	5	(945)
Income/(Loss) from continuing operations	(1,581)	139	7	—	—	7	(1,435)
Other disclosures
Depreciation on vehicles subject to operating leases	4,020	70	—	—	—	—	4,090
Interest expense	1,298	648	—	(45)	—	(45)	1,901
Provision for credit losses	486	59	—	—	—	—	545

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

(b)	North America segment income/(loss) before income taxes includes a net gain of $247 million related to unhedged currency exposure primarily from cross-border intercompany lending.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 15. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
					Effect of
	North		Unallocated		Unearned
	America	International	Risk	Effect of Sales	Interest
	Segment	Segment	Management	of Receivables	Supplements	Total	Total
				(Unaudited)
First Half 2009
Revenue (a)	$5,860	$1,299	$9	$(21)	$—	$(12)	$7,147
Income
Income/(Loss) before income taxes (b)	595	6	9	—	—	9	610
Provision for/(Benefit from) income taxes	205	3	4	—	—	4	212
Income/(Loss) from continuing operations	390	3	5	—	—	5	398
Other disclosures
Depreciation on vehicles subject to operating leases	2,245	113	—	—	—	—	2,358
Interest expense	1,894	826	—	(10)	—	(10)	2,710
Provision for credit losses	628	154	—	—	—	—	782
Finance receivables and net investments in operating leases	74,930	25,410	—	(164)	(1,687)	(1,851)	98,489
Total assets	94,685	32,868	—	(95)	(1,687)	(1,782)	125,771

First Half 2008
Revenue (a)	$7,195	$2,176	$(150)	$(82)	$—	$(232)	$9,139
Income
Income/(Loss) before income taxes	(2,568)	370	(150)	—	—	(150)	(2,348)
Provision for/(Benefit from) income taxes	(1,013)	130	(53)	—	—	(53)	(936)
Income/(Loss) from continuing operations	(1,555)	240	(97)	—	—	(97)	(1,412)
Other disclosures
Depreciation on vehicles subject to operating leases	5,758	146	—	—	—	—	5,904
Interest expense	2,723	1,280	—	(110)	—	(110)	3,893
Provision for credit losses	790	82	—	—	—	—	872
Finance receivables and net investments in operating leases	98,883	40,805	—	(3,030)	(1,017)	(4,047)	135,641
Total assets	121,016	47,053	—	(2,651)	(1,017)	(3,668)	164,401

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

(b)	North America segment income/(loss) before income taxes includes a net gain of $251 million related to unhedged currency exposure primarily from cross-border intercompany lending.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 16. GUARANTEES AND INDEMNIFICATIONS
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material. We have estimated the probability of payment for each guarantee and indemnification to be remote and have not recorded any loss accruals. At June 30, 2009, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $200 million and $270 million at June 30, 2009 and December 31, 2008, respectively; of these values, $37 million and $110 million at June 30, 2009 and December 31, 2008, respectively was counter-guaranteed by Ford to us.
FCE Bank plc (“FCE”) has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $383 million has been fully collateralized by cash received from Blue Oval Holdings, a Ford U.K. subsidiary which is available for use in FCE’s day to day operations, and is recorded as Debt. The expiration dates of the guarantee are September 2009 ($348 million) and September 2010 ($35 million) and could terminate on payment and/or cancellation of the obligation by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.
Guarantees of obligations to Ford. We have guaranteed $116 million and $96 million of third-party obligations payable to Ford Brazil at June 30, 2009 and December 31, 2008, respectively. Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third-parties to repay Ford the obligated amounts. The guarantee will terminate upon the repayment or cancellation of the obligations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
In the second quarter of 2009, a plan was completed to restructure Ford’s debt through a combination of a conversion offer by Ford and tender offers by us. For additional information on these tender offers by us, refer to Notes 7 and 9 of our Notes to the Financial Statements.
Second Quarter 2009 Compared with Second Quarter 2008
In the second quarter of 2009, our net income was $413 million, compared with a net loss of $1.4 billion a year ago. On a pre-tax basis, we earned $646 million in the second quarter of 2009, compared with a loss of $2.4 billion a year ago. The increase in pre-tax earnings primarily reflected:
•	The non-recurrence of the 2008 impairment charge to our North America Segment operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion);
•	Lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values (about $800 million);
•	Net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $250 million);
•	A lower provision for credit losses more than explained by lower reserve increases (about $150 million); and
•	Lower operating costs (about $60 million).
These factors were offset partially by:
•	Lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $300 million); and
•	The non-recurrence of the gain related to the sale of approximately half of our ownership interest in our Nordic operations (about $100 million).
For additional information on the 2008 impairment charge, refer to the “Results of Operations — Impairment of Net Investment in Operating Leases” section of Item 7 of Part II of our 2008 10-K Report.
In the second quarter of 2009 and 2008, pre-tax results included net gains related to market valuation adjustments to derivatives (unallocated risk management in the table below) of $33 million and $12 million, respectively.
Results of our operations by business segment and unallocated risk management for the second quarter of 2009 and 2008 are shown below:

	Second Quarter
			2009
			Over/(Under)
	2009	2008	2008
	(in millions)
Income/(Loss) before income taxes
North America Segment	$640	$(2,606)	$3,246
International Segment	(27)	214	(241)
Unallocated risk management	33	12	21

Income/(Loss) before income taxes	646	(2,380)	3,026
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	233	(953)	1,186

Net income/(loss)	$413	$(1,427)	$1,840

The increase in North America Segment pre-tax earnings primarily reflected non-recurrence of the impairment charge for operating leases, lower depreciation expense for leased vehicles, net gains related to unhedged currency exposure from cross-border intercompany lending, and a lower provision for credit losses. These factors were offset partially by lower volume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The decrease in International Segment pre-tax earnings primarily reflected non-recurrence of a gain related to the sale of approximately half of our ownership interest in our Nordic operations, lower volume, a higher provision for credit losses more than explained by losses in Spain, and lower financing margin primarily in Mexico.
The change in unallocated risk management reflected higher net gains related to market valuation adjustments to derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management, refer to Note 15 of our Notes to the Financial Statements.
First Half 2009 Compared with First Half 2008
In the first half of 2009, our net income was $400 million, compared with a net loss of $1.4 billion a year ago. On a pre-tax basis, we earned $610 million in the first half of 2009, compared with a loss of $2.3 billion a year ago. The increase in pre-tax earnings primarily reflected:
•	The non-recurrence of the 2008 impairment charge to our North America Segment operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion);
•	Lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values (about $1 billion);
•	Net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $250 million);
•	The non-recurrence of net losses related to market valuation adjustments to derivatives ($159 million);
•	A lower provision for credit losses more than explained by lower reserve increases (about $90 million); and
•	Lower operating costs, offset partially by other expenses including restructuring costs, (about $60 million).
These factors were offset partially by:
•	Lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $600 million); and
•	The non-recurrence of the gain related to the sale of approximately half of our ownership interest in our Nordic operations (about $100 million).
In the first half of 2009, pre-tax earnings included net gains of $9 million related to market valuation adjustments to derivatives (unallocated risk management in the table below). In the first half of 2008, pre-tax losses included net losses of $150 million related to market valuation adjustments to derivatives.
Results of our operations by business segment and unallocated risk management for the first half of 2009 and 2008 are shown below:

	First Half
			2009
			Over/(Under)
	2009	2008	2008
	(in millions)
Income/(Loss) before income taxes
North America Segment	$595	$(2,568)	$3,163
International Segment	6	370	(364)
Unallocated risk management	9	(150)	159

Income/(Loss) before income taxes	610	(2,348)	2,958
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	210	(945)	1,155

Net income/(loss)	$400	$(1,403)	$1,803

The increase in North America Segment pre-tax earnings primarily reflected non-recurrence of the impairment charge for operating leases, lower depreciation expense for leased vehicles, net gains related to unhedged currency exposure from cross-border intercompany lending, and a lower provision for credit losses. These factors were offset partially by lower volume.
The decrease in International Segment pre-tax earnings primarily reflected non-recurrence of a gain related to the sale of approximately half of our ownership interest in our Nordic operations, a higher provision for credit losses primarily reflecting losses in Spain, lower volume, and lower financing margin primarily in Mexico.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The change in unallocated risk management reflected non-recurrence of net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Second Quarter		First Half
	2009	2008	2009	2008
	(in thousands)
North America Segment
United States	153	312	288	587
Canada	33	48	53	79

Total North America Segment	186	360	341	666

International Segment
Europe	124	177	246	355
Other international	9	29	26	78

Total International Segment	133	206	272	433

Total contract placement volume	319	566	613	1,099

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Second Quarter		First Half
	2009	2008	2009	2008
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	28%	39%	29%	38%
Wholesale	79	77	78	77

Europe
Financing share — Ford
Retail installment and lease	28%	28%	27%	27%
Wholesale	99	98	99	97
North America Segment
In the second quarter of 2009, our total contract placement volumes were 186,000, down 174,000 contracts from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, due primarily to lower U.S. industry volumes and lower Ford, Lincoln and Mercury financing share, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers. Lower Ford, Lincoln and Mercury financing share was primarily explained by our reduction in leasing.
In the first half of 2009, our total contract placement volumes were 341,000, down 325,000 contracts from a year ago, reflecting the causal factors described above.
International Segment
In the second quarter of 2009, our total contract placement volumes were 133,000, down 73,000 contracts from a year ago. This decrease primarily reflected lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, a planned financing share reduction in Spain, and the March 2009 discontinuation of retail originations in Australia.
In the first half of 2009, our total contract placement volumes were 272,000, down 161,000 contracts from a year ago. This decrease primarily reflected lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, a planned financing share reduction in Spain, the March 2009 discontinuation of retail originations in Australia, and the divestiture of our Japan and Thailand operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	June 30,	December 31,
	2009	2008
	(in billions)
Receivables — On-Balance Sheet
Finance receivables
North America Segment
Retail installment	$45.5	$49.5
Wholesale	10.8	14.0
Other	2.1	2.2

Total North America Segment — finance receivables	58.4	65.7
International Segment
Retail installment	15.7	16.0
Wholesale	8.9	13.7
Other	0.6	0.6

Total International Segment — finance receivables	25.2	30.3
Unearned interest supplements	(1.7)	(1.3)
Allowance for credit losses	(1.6)	(1.4)

Finance receivables, net	80.3	93.3
Net investment in operating leases	18.2	22.5

Total receivables — on-balance sheet (a)(b)	$98.5	$115.8

Memo:
Total receivables — managed (c)	$100.3	$117.7
Total receivables — serviced (d)	100.4	118.0

(a)	At June 30, 2009 and December 31, 2008, includes finance receivables of $64.1 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. In addition, at June 30, 2009 and December 31, 2008, includes net investment in operating leases of $16.2 billion and $15.6 billion, respectively, that have been included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the “Funding” section of Item 2.

(b)	Includes allowance for credit losses of $1.8 billion and $1.7 billion at June 30, 2009 and December 31, 2008, respectively.

(c)	Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.7 billion and $1.3 billion at June 30, 2009 and December 31, 2008, respectively; and includes off-balance sheet retail receivables of about $100 million and about $600 million at June 30, 2009 and December 31, 2008, respectively.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest, but which we continue to service of about $100 million and about $300 million at June 30, 2009 and December 31, 2008, respectively.
Receivables decreased from year-end 2008, primarily in North America and Europe, mainly due to lower industry volumes, lower dealer stocks, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers.
As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. The amount of unearned interest supplements for finance receivables was $1.7 billion at June 30, 2009, compared with $1.3 billion at December 31, 2008 included in Finance receivables, net and the amount of unearned interest supplements and residual support payments for net investment in operating leases was $1.3 billion at June 30, 2009 and December 31, 2008 included in Other liabilities and deferred income.
At June 30, 2009, in the United States and Canada, Ford is obligated to pay us $1.6 billion of interest supplements (including supplements related to sold receivables) and about $270 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with $2.5 billion of interest supplements and about $450 million of residual value support at December 31, 2008, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate. For additional information on our finance receivables and net investment in operating leases, refer to Notes 1, 2, and 3 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Risk
Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our retail installment and lease and wholesale and dealer loan portfolios to balance our level of risk and return. The allowance for credit losses included on our balance sheet is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. At June 30, 2009, our allowance for credit losses includes about $220 million primarily reflecting higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared to historical trends used in our models.
In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. As of June 30, 2009, about 5% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, slightly higher than year-end 2008 of about 4%. This increase primarily reflects a lower percentage of lease contracts in our retail installment and lease portfolio. Lease contracts generally include shorter average terms and higher average FICO scores compared with retail finance contracts.
Credit Loss Metrics
Worldwide
The following table shows worldwide charge-offs (credit losses, net of recoveries) for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses and unearned interest supplements related to finance receivables, are shown below.

	Second Quarter		First Half
	2009	2008	2009	2008
	(in millions)
Charge-offs — On-Balance Sheet
Retail installment and lease	$261	$232	$570	$458
Wholesale	21	12	40	13
Other	3	2	7	4

Total charge-offs — on-balance sheet	$285	$246	$617	$475

Loss-to-Receivables Ratios — On-Balance Sheet
Retail installment and lease	1.29%	0.92%	1.39%	0.89%
Wholesale	0.41	0.13	0.36	0.07
Total loss-to-receivables ratio (including other) — on-balance sheet	1.09%	0.70%	1.15%	0.67%

Memo:
Total charge-offs — managed (in millions)	$286	$254	$621	$497
Total loss-to-receivables ratio (including other) — managed	1.09%	0.70%	1.16%	0.68%
Most of our charge-offs are related to retail installment sale and lease contracts. Charge-offs depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other losses. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts.
Charge-offs and loss-to-receivables ratios increased from a year ago. These increases primarily reflected higher credit losses in Spain, offset partially by lower charge-offs in the United States. Charge-offs in the United States declined reflecting lower severity and lower other losses, offset partially by higher repossessions and higher wholesale and dealer loan charge-offs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 63% of our worldwide on-balance sheet portfolio of retail installment receivables and net investment in operating leases at June 30, 2009. In the second quarter of 2009, on-balance sheet charge-offs were lower compared to the same period a year ago primarily due to lower severity and lower other losses, offset partially by higher repossessions and higher wholesale and dealer loan charge-offs. Severity was lower by $1,600 per unit, mainly due to improvements in auction values in the used vehicle market, offset partially by a higher mix of 72-month contracts for vehicles repossessed in our portfolio.

	Second Quarter		First Half
	2009	2008	2009	2008
On-Balance Sheet
Charge-offs (in millions)	$133	$160	$349	$315
Loss-to-receivables ratio	1.09%	1.11%	1.39%	1.09%

Other Metrics — Serviced
Repossessions (in thousands)	22	18	47	38
Repossession ratio (a)	2.76%	1.98%	2.88%	2.07%
Severity (b)	$8,400	$10,000	$8,900	$9,300
New bankruptcy filings (in thousands)	12	9	23	17
Over-60 day delinquency ratio (c)	0.23%	0.20%	0.26%	0.21%

Memo:
Charge-offs — managed (in millions)	$134	$167	$351	$332
Loss-to-receivables ratio — managed	1.09%	1.11%	1.39%	1.09%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Average loss per disposed repossession.

(c)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
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

	June 30,	December 31,
	2009	2008
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$1,753	$1,610
Wholesale	62	55
Other	31	3

Total allowance for credit losses	$1,846	$1,668

As a Percentage of End-of-Period Receivables
Retail installment and lease	2.20%	1.82%
Wholesale	0.32	0.20
Total including other	1.81%	1.40%
The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels. The increase in allowance for credit losses is consistent with the increase in charge-offs and also includes about $220 million primarily reflecting higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared to historical trends used in our models. While the credit quality of our retail and lease originations remains high, our allowance for credit losses has increased from 2008.

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
The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for about 97% of our total investment in operating leases at June 30, 2009:

	Second Quarter		First Half
	2009	2008	2009	2008
	(in thousands)
Placements	15	106	35	219
Terminations	118	110	202	204
Returns	101	94	176	173

Memo:
Return rates	86%	85%	87%	85%
In the second quarter of 2009, placement volumes were down 91,000 units compared with the same period a year ago, primarily reflecting lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, and changes in Ford’s marketing programs which emphasized retail installment sale contracts. While we continue to offer leasing to customers who prefer this product, the present funding environment has made leasing less economical for us and for consumers. This has contributed to a reduction in our lease originations and over time will reduce our residual risk exposure.
In the second quarter of 2009, termination and return volumes were higher compared with the same period a year ago consistent with the higher mix of 39-month lease placements starting in 2006 and higher Mazda volume. Higher overall return rates reflect higher return rates for Jaguar, Land Rover, Volvo, and Mazda brand vehicles.
In the first half of 2009, placement volumes were down 184,000 units compared with the same period a year ago. Termination volumes decreased 2,000 units compared with the same period a year ago. Return volumes increased 3,000 units compared with the same period a year ago, reflecting higher return rates for cars and crossovers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant second quarter 2009 vehicle mix for lease terms comprising about 62% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Second Quarter		First Half
	2009	2008	2009	2008
	(in thousands)
Returns
24-Month term	15	24	31	53
36-Month term	20	14	42	28
39-Month/Other term	11	5	17	10

Total returns	46	43	90	91

Memo:
Return rates	83%	87%	86%	87%

Auction Values at Constant Second Quarter 2009 Vehicle Mix
24-Month term	$18,170	$16,090	$17,375	$16,830
36-Month term	13,770	12,685	13,190	13,025
In the second quarter of 2009, Ford, Lincoln and Mercury brand U.S. return volumes were up 3,000 units compared with the same period a year ago, primarily reflecting higher terminations offset partially by a lower return rate, down four points to 83%, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase. Auction values at constant second quarter 2009 mix were up $2,080 per unit from year ago levels for vehicles under 24-month leases, and up $1,085 per unit for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market. Auction values, at constant second quarter 2009 mix, improved compared with the first quarter of 2009 for vehicles under 24-month and 36-month leases by $1,485 per unit and $1,045 per unit, respectively.
In the first half of 2009, trends and causal factors compared with the same period a year ago were consistent with those described above.

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
On July 27, 2009, S&P changed the outlook assigned to us from Negative to Developing. The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings, and the outlook presently assigned to us by these four NRSROs:

NRSRO DEBT RATINGS
	DBRS			Fitch			Moody’s			S&P
	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
	Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term	Term	Outlook
Dec. 2008	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+*	NR	Negative
July 2009	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+*	NR	Developing

*	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured rating of B-, maintaining a one notch differential versus Ford Credit.
The NRSROs also assign ratings to the securities issued in our public securitization transactions and in some of our private securitization transactions. In April 2009, Fitch downgraded certain notes issued in our U.S. wholesale securitization transactions, Moody’s downgraded certain notes issued in FCE’s wholesale securitization programs, and S&P placed certain of FCE’s wholesale notes on review for possible downgrade. In May 2009, Moody’s downgraded certain of FCE’s retail and lease asset-backed notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding
Overview
Our funding strategy is to maintain liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity. As a result of lower unsecured credit ratings assigned to us over the past few years, our unsecured funding costs have increased over time. While we have accessed the unsecured debt market when available, we have increased our use of securitization funding as it has been more cost effective than unsecured funding and has allowed us access to a broad investor base. We plan to meet most of our 2009 funding requirements through securitization transactions, a significant portion of which will consist of eligible issuances pursuant to government-sponsored securitization funding programs. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing). We are continuing to explore and execute such alternative business arrangements. We have applied for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation, which if approved will allow us to obtain a limited amount of funding by issuing FDIC-insured certificates of deposit.
Consistent with the overall market, we have been impacted by volatility and disruptions in the asset-backed securities markets since August 2007. We continue to face the challenges of the global credit crisis, including reduced access to public and private unsecured and securitization markets, a significant increase in the credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on our committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitization transactions, shorter maturities in our public and private securitization issuances in certain circumstances, and a reduction in our capacity to obtain derivatives to manage market risk, including interest rate risk, in our securitization programs. During the second quarter of 2009, we had about $19 billion of committed capacity programs up for renewal, including $3 billion that was originally scheduled to renew later in the year, of which we renewed about $11 billion or 56%. About $11 billion or about 30%, of our committed capacity is up for renewal during the remainder of 2009, of which $7 billion is up for renewal in the third quarter. Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities mature. Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate. Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain derivatives to manage the interest rate risk. For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 2008 10-K Report.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including:
•	Continued disruption in the market for the types of asset-backed securities used in our asset-backed funding;
•	Inability to access government-sponsored securitization funding programs; or
•	Potential impact of industry events on our ability to access debt and derivative markets or renew our committed liquidity programs in sufficient amounts and at competitive rates.
As a result, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate, thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Government-Sponsored Securitization Funding Programs
Our near-term funding sources include government-sponsored securitization funding programs. Due to the present global credit crisis and our limited access to public and private unsecured and securitization markets, we expect a significant portion of our funding in 2009 will consist of eligible issuances pursuant to these government-sponsored securitization funding programs.
The U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) became effective in March 2009. To appeal to a broad investor base for our asset-backed securities, we plan to make the majority of our 2009 public U.S. asset-backed auto loan and lease securitization transactions eligible for TALF. Through July 31, 2009, we completed four TALF-eligible securitization transactions totaling about $6.7 billion, including about $5.9 billion of retail loan securitization transactions and about $800 million for a lease securitization transaction.
At June 30, 2009, FCE had about $2.1 billion of outstanding short-term funding under the European Central Bank’s (“ECB”) open market operations program, under which these obligations are backed by either notes or receivables.
In January 2009, the Canadian government announced the C$12 billion Canadian Secured Credit Facility which is intended to provide asset-backed funding for automotive and commercial loans and leases. We are evaluating funding under this program and any other global government-sponsored securitization funding programs for which we are eligible.
At this time, we do not meet the credit rating requirements under TALF and the Canadian Secured Credit Facility for our wholesale securitization transactions. We continue to work toward gaining eligibility for wholesale receivables under these programs. Our continued inability to obtain access to these government-sponsored securitization funding programs for our issuances would require reliance on private funding sources and/or would limit our ability to finance future receivables.
In October 2008, we registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). Commercial paper sold to the CPFF is for a term of 90 days and as announced by the Federal Reserve in June sales can be now be made through February 1, 2010. At June 30, 2009, we had an outstanding balance of $2 billion of FCAR asset-backed commercial paper issued to the CPFF.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and off-balance sheet securitization transactions were as follows on the dates indicated:

	June 30,	December 31,
	2009	2008
	(in billions)
Debt
Asset-backed commercial paper (a)(b)	$6.6	$11.5
Other asset-backed short-term debt (a)	4.6	5.6
Ford Interest Advantage	2.5	2.0
Other short-term debt	0.8	1.1

Total short-term debt	14.5	20.2
Unsecured long-term debt (including notes payable within one year)	43.0	51.2
Asset-backed long-term debt (including notes payable within one year) (a)	47.4	55.1

Total debt	104.9	126.5

Off-Balance Sheet Securitization Transactions
Securitized off-balance sheet portfolio	0.1	0.6
Retained interest	(0.1)	(0.1)

Total off-balance sheet securitization transactions	0.0	0.5

Total debt plus off-balance sheet securitization transactions	$104.9	$127.0

Ratios
Securitized funding to managed receivables	58%	62%
Short-term debt and notes payable within one year to total debt	47	50
Short-term debt and notes payable within one year to total capitalization	43	46

(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(b)	At June 30, 2009 and December 31, 2008, includes asset-backed commercial paper sold to the CPFF of $2 billion and $7 billion, respectively.
At June 30, 2009, unsecured long-term debt (including notes payable within one year) was down about $8 billion from year-end 2008, primarily reflecting about $9 billion of debt maturities offset partially by about $1 billion of new unsecured long-term debt issuance. Unsecured long-term debt maturities were as follows: 2009 — $7 billion; 2010 — $8 billion; 2011 — $12 billion; and the remainder thereafter.
At June 30, 2009, asset-backed long-term debt (including notes payable within one year) was down about $8 billion from year-end 2008, reflecting amortization of asset-backed debt in excess of asset-backed long-term debt issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions:

	June 30, 2009			December 31, 2008
	Cash and			Cash and
	Cash		Related	Cash		Related
	Equivalents	Receivables	Debt	Equivalents	Receivables	Debt
			(in billions)
On-Balance Sheet Securitization Transactions (a)
Finance Receivables
North America Segment
Retail installment	$2.2	$37.8	$29.0	$2.2	$42.6	$35.2
Wholesale (b)	0.1	10.1	6.8	0.3	13.3	11.1

Total North America Segment — finance receivables	2.3	47.9	35.8	2.5	55.9	46.3
International Segment
Retail installment	1.3	10.4	7.0	1.1	9.0	7.4
Wholesale (b)	0.8	5.8	4.2	0.9	8.8	6.5

Total International Segment — finance receivables	2.1	16.2	11.2	2.0	17.8	13.9

Total finance receivables	4.4	64.1	47.0	4.5	73.7	60.2
Net investment in operating leases	1.5	16.2	11.6	1.0	15.6	12.0

Total on-balance sheet arrangements (c)	$5.9	$80.3	$58.6	$5.5	$89.3	$72.2

(a)	Most of our securitization programs do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in our financial statements. Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants. These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our on-balance sheet securitization transactions, see Note 5 of our Notes to the Financial Statements.

(b)	The amount of our participation interest fluctuates based on the outstanding receivable and debt levels of the respective trusts.

(c)	Includes assets pledged as collateral of $3.4 billion and $1.4 billion and the related secured debt arrangements of $2.3 billion and $1.1 billion as of June 30, 2009 and December 31, 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Term Funding Plan
The following table shows our public and private term funding issuances in 2008 and through July 31, 2009, and our planned issuances for full year 2009:

	2009
	Full Year	Through	2008
	Forecast	July 31,	Actual
		(in billions)
Public Term Funding
Unsecured	$ ~ 3	$1	$2
Securitization Transactions (a)	14 – 17	8	11

Total public term funding	$17 – 20	$9	$13

Private Term Funding (b)	$5 – 10	$5	$29

(a)	Reflects new issuance; excludes other structured financings.

(b)	Includes private term debt, securitization transactions, other structured financings, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper programs.
Through July 31, 2009, we completed about $9 billion of public term funding transactions, including about $7 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe, and about $1 billion of lease asset-backed securitization transactions in the United States and Germany. We expect our full year 2009 public term funding requirements to be between $17 billion and $20 billion.
Through July 31, 2009, we completed about $5 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program) in several markets. These private transactions included retail, lease, and wholesale asset-backed securitization transactions. We expect our full year 2009 private term funding to be between $5 billion and $10 billion.
Through July 31, 2009, we completed about $14 billion of public and private term funding, which is about 50% of our full year plan.
On July 30, 2009, we entered into an underwriting agreement for the public issuance of $1.75 billion principal amount of our 7.50% Notes due August 1, 2012. The unsecured notes were offered at a price of 91.589% of their principal amount, which results in a yield of 10.875% and net proceeds to us of about $1.6 billion. The transaction is scheduled to settle on August 6, 2009.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control. If credit markets constrain term securitization funding, we will consider reducing our assets below the low-end of our projected year-end 2009 managed receivables balance (i.e., below $85 billion). For additional information on our projected year-end 2009 managed receivables, refer to the “Outlook” section of Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity
We define liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, FCAR program, and credit facilities), less asset-backed capacity in excess of eligible receivables and cash and cash equivalents required to support on-balance sheet securitization transactions. We have multiple sources of liquidity, including committed asset-backed funding capacity.

	June 30,	December 31,
	2009	2008
	(in billions)

Cash, cash equivalents, and marketable securities (a)	$19.1	$23.6

Committed liquidity programs	$24.4	$28.0
Asset-backed commercial paper (“FCAR”)	10.4 (b)	15.7
Credit facilities	1.4 (b)	2.0

Committed capacity	$36.2	$45.7

Committed capacity and cash	$55.3	$69.3
Less: Capacity in excess of eligible receivables	(7.0)	(4.8)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(5.9)	(5.5)

Liquidity	$42.4	$59.0
Less: Utilization	(22.7)	(37.6)

Liquidity available for use	$19.7	$21.4

(a)	Excludes marketable securities related to insurance activities.

(b)	As of July 1, 2009.
At June 30, 2009, committed capacity and cash shown above totaled $55.3 billion, of which $42.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $7 billion and cash required to support on-balance sheet securitization transactions of $5.9 billion). At June 30, 2009, $22.7 billion was utilized, leaving $19.7 billion available for use (including $13.2 billion of cash, cash equivalents and marketable securities, but excluding marketable securities related to insurance activities, and cash and cash equivalents to support on-balance sheet securitization transactions). At June 30, 2009, our liquidity available for use was lower than year-end 2008 by $1.7 billion, as debt maturities and cash payments were greater than the impact of lower receivables and new debt issuance. The decline in liquidity available for use from December 31, 2008 also included a $630 million cumulative adjustment, reflected in the first quarter of 2009, to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods. For additional information on this correction, refer to the Consolidated Statement of Cash Flows. Liquidity available for use was about 20% of managed receivables, compared with 18% at year-end 2008. In addition to the $19.7 billion of liquidity available for use, the $7 billion of capacity in excess of eligible receivables provides us with an alternative for funding future purchases or originations and gives us flexibility to shift capacity to alternate markets and asset-classes or to absorb reductions in committed capacity.
Cash, Cash Equivalents and Marketable Securities. At June 30, 2009, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.1 billion, compared with $23.6 billion at year-end 2008. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, U.S. Treasury bills, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash and cash equivalents include amounts to be used only to support our on-balance sheet securitization transactions of $5.9 billion at June 30, 2009 and $5.5 billion at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $20.4 billion at June 30, 2009 ($11.5 billion retail and $8.9 billion wholesale) of which $8.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $16.1 billion having maturities within the next twelve months (of which $5.5 billion relates to FCE commitments), and the balance having maturities between December 2010 and October 2011. As a result of the continued asset-backed securities market volatility that began in August 2007 and significantly worsened in the second half of 2008, there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for securitization transactions. At June 30, 2009, $12.8 billion of these commitments were in use. These programs generally are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.
In addition, we have a committed liquidity program for the purchase of up to $4 billion of asset-backed securities which is committed until December 2010 and at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit our ability to obtain funding. At June 30, 2009, we had $2.7 billion of outstanding funding in this program.
Credit Facilities
Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	July 1,	December 31,
	2009	2008
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.1	$0.3
FCE bank lines	1.3	1.7
Utilized amounts	(0.7)	(0.6)

Available credit facilities	$0.7	$1.4

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$10.4	$15.7
At July 1, 2009, we and our subsidiaries, including FCE, had $1.4 billion of contractually-committed unsecured credit facilities with financial institutions, of which $721 million were available for use. Of the lines available for use, $18 million expire in 2009, $282 million expire in 2010, and $421 million expire in 2011. Of the $1.4 billion of contractually-committed credit facilities, $73 million constitute Ford Credit local credit facilities, $1.3 billion are FCE worldwide credit facilities, and $17 million are local FCE credit facilities. The FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect majority owned subsidiaries. FCE will guarantee any such borrowings. All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.
In addition, at July 1, 2009, we had $10.4 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program. This includes $114 million provided by Lehman Brothers Bank, FSB (“Lehman Brothers Bank”), which is guaranteed by Lehman Brothers Holdings Inc. (“Lehman”). On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Of the $10.4 billion of contractually-committed liquidity facilities, $4.4 billion are committed through June 28, 2010, $174 million are committed through June 30, 2011, and $5.8 billion are committed through June 29, 2012. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At July 1, 2009, $10 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining FCAR bank liquidity facilities of $412 million were available to support FCAR’s purchase of our asset-backed securities. At July 1, 2009, the outstanding commercial paper balance for the FCAR program was $8.5 billion, of which $2 billion was issued to the CPFF, and $1.9 billion was held by us.
Liquidity Risks
Refer to the “Liquidity” section of Item 7 of Part II of our 2008 10-K Report for a list of factors that could affect our liquidity.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions) since January 2007, which is consistent with our plan to execute on-balance sheet securitization transactions. For additional information on our off-balance sheet arrangements, refer to Notes 5 and 7 of our Notes to the Financial Statements.

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
We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt

Statement	=	Equity
Leverage

Retained
Interest in
				Securitized		Securitized		Cash,		Adjustments for
				Off-balance		Off-balance		Cash Equivalents		Derivative
		Total Debt	+	Sheet	-	Sheet	-	and Marketable	-	Accounting
Managed Leverage	=			Receivables		Receivables		Securities (a)		on Total Debt (b)

Adjustments for
						Equity	-	Derivative
Accounting
on Equity (b)

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30,	December 31,
	2009	2008

Total debt	$104.9	$126.5
Equity	10.3	10.6
Financial statement leverage (to 1)	10.2	12.0
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30,	December 31,
	2009	2008

Total debt	$104.9	$126.5
Securitized off-balance sheet receivables outstanding	0.1	0.6
Retained interest in securitized off-balance sheet receivables	(0.1)	(0.1)
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.1)	(23.6)
Adjustments for derivative accounting (b)	(0.2)	(0.4)

Total adjusted debt	$85.6	$103.0

Equity	$10.3	$10.6
Adjustments for derivative accounting (b)	(0.1)	(0.2)

Total adjusted equity	$10.2	$10.4

Managed leverage (to 1)	8.4	9.9

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2009, our managed leverage was 8.4 to 1, compared with 9.9 to 1 at December 31, 2008. In the second quarter of 2009, we did not pay any distributions. For additional information on our planned distributions, see the “Outlook” section of Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Accounting Standards Issued But Not Yet Adopted
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”). This standard provides greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. SFAS No. 166 also removes the concept of a qualifying special-purpose entity from U.S. GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement with the transferred financial assets and the related risks retained. SFAS No. 166 is effective for us as of January 1, 2010, and early adoption is prohibited. We are addressing the potential impact of this standard on our financial condition, results of operations, and financial statement disclosures.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This standard amends the consolidation guidance applicable to variable interest entities. SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach that is primarily qualitative. SFAS No. 167 also requires ongoing reassessments to determine if a company must consolidate a variable interest entity. Additionally, SFAS No. 167 requires a company to provide additional disclosures about its involvement with variable interest entities. SFAS No. 167 is effective for us as of January 1, 2010, and early adoption is prohibited. We are addressing the potential impact of this standard on our financial condition, results of operations, and financial statement disclosures.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS No. 168”). This standard establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change current U.S. GAAP, but will significantly restructure the guidance into a topics based structure. The Codification, which changes the referencing of financial standards, is effective for interim and annual periods ending on or after September 15, 2009. We do not expect this standard to have an impact on our financial condition or results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Outlook
We expect our second half 2009 pre-tax profits to be lower than our first half 2009 pre-tax profits. We do not expect the net gains on unhedged currency exposures from cross-border intercompany lending or improvements in lease residual losses experienced during the second quarter of 2009 to continue at similar levels. In addition, a continuing decline in receivables will contribute to lower second half 2009 results.
At year-end 2009, we anticipate managed receivables to be in the range of $85 billion to $95 billion, compared with $100 billion at June 30, 2009. The decrease, which primarily reflects lower industry volumes and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, will reduce our funding requirements. Subject to our funding plan risks, described above in “Funding — Overview,” we expect the funding structure required for this level of managed receivables at year-end 2009 to be the following (in billions, except for percentages):

December 31,
2009
Funding Structure
Ford Interest Advantage	$2 – 3
Asset-backed commercial paper	5 – 6
Term asset-backed securities	48 – 52
Term debt and other	40 – 45
Equity	~ 10
Cash, cash equivalents, and marketable securities*	(18) – (20)

Total funding structure	$85 – 95

Memo:
Securitized funding as a percentage of managed receivables	58 – 62%

*	Excludes marketable securities related to insurance activities.
Consistent with our previously announced plans, we expect to pay total distributions of about $2 billion in 2009 - 2010, which includes the non-cash distribution of about $1.1 billion made in the first quarter of 2009. We will balance future distributions with the successful execution of our funding plan.

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
Automotive Related:
•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recessions, geo-political events or otherwise;
•	Decline in Ford’s market share;
•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;
•	A further increase in or acceleration of the market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;

•	Continued or increased high prices for, or reduced availability of, fuel;

•	Lower-than-anticipated market acceptance of new or existing Ford products;
•	Adverse effects from the bankruptcy of, government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•	Economic distress of suppliers may require Ford to provide financial support or take other measures to ensure supplies of components or materials and could increase Ford’s costs, affect Ford’s liquidity, or cause production disruptions;

•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

•	Single-source supply of components or materials;
•	Inability to implement the Retiree Health Care Settlement Agreement to fund and discharge UAW hourly retiree health care obligations;
•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions, fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products or otherwise;
•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on our results from a decrease in or cessation of government incentives;

•	Adverse effects on Ford’s operations resulting from certain geo-political or other events;
•	Substantial negative operating-related cash flows for the near- to medium-term affecting Ford’s ability to meet its obligations, invest in its business or refinance its debt;
•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);

•	Inability of Ford to implement its plans to further reduce structural costs and increase liquidity;
Ford Credit Related:
•	A prolonged disruption of the debt and securitization markets;
•	Inability to access debt, securitization or derivative markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, market volatility, market disruption or otherwise;
•	Inability to obtain competitive funding;

•	Higher-than-expected credit losses;
•	Adverse effects from the government-supported restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•	Increased competition from banks or other financial institutions seeking to increase their share of retail installment financing Ford vehicles;
•	Collection and servicing problems related to our finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;
•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
General:
•	Continued or worsening financial crisis;

•	Fluctuations in foreign currency exchange rates and interest rates;

•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

•	Labor or other constraints on Ford’s or our ability to restructure its or our business;
•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition; and
•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends).
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
Other Financial Information
The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended June 30, 2009 and 2008 has not been audited by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Readers should restrict their reliance on PricewaterhouseCoopers’ reports on such information accordingly. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on interim financial information, because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PricewaterhouseCoopers within the meanings of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our 2008 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.
Currency Exchange Rate Risk
Our unhedged currency exposure, which results primarily from cross-border intercompany lending, increased in the second quarter of 2009 as our ability to obtain foreign currency derivatives continued to deteriorate during the quarter. At June 30, 2009, about $3.8 billion of loans were unhedged, denominated primarily in Canadian dollars, Australian dollars, and British Pound Sterling. Consequently, substantial weakening of these currencies could have an adverse effect on our financial condition and results of operations. The amount of unhedged loans increased from the end of the first quarter of 2009 by $2.3 billion primarily due to maturing currency hedges, with a partial offset from reduced intercompany loans resulting from local funding of $2.4 billion completed in Canada. Our currency exposure has been further reduced from $3.8 billion as of June 30, 2009 to $1.2 billion as of July 31, 2009 with the implementation of alternate hedging structures. Overall currency exposure will reduce as we continue to work on funding our operations locally and explore alternative business arrangements in markets where local funding is not available.
Interest Rate Risk
To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2009, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by $13 million over the next twelve months, compared with $28 million at December 31, 2008. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
We had no material changes in business processes or practices during the second quarter of 2009 that resulted in or likely would result in significant changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION
Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed separately with the SEC and incorporated by reference as an exhibit to this Report (without Financial Statements or Exhibits).

ITEM 6.	EXHIBITS
Exhibits: please refer to the Exhibit Index on page 55.
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
Date: August 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:
We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of June 30, 2009 and the related consolidated statement of operations for each of the three and six-month periods ended June 30, 2009 and 2008, the consolidated statement of comprehensive income for each of the three and six-month periods ended June 30, 2009 and 2008, and the consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of shareholder’s interest/equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
August 5, 2009

FORD MOTOR CREDIT COMPANY LLC
EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated August 5, 2009, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1, 1A, 2, 4 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. File No. 1-3950.