Form 10-Q
period 2009-09-30
FORD MOTOR CREDIT CO LLC
filed 2009-11-06
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

EXHIBIT INDEX APPEARS AT PAGE 55

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2009 and 2008
(in millions)

	Third Quarter		Nine Months
	2009	2008	2009	2008
Financing revenue
Operating leases	$1,168	$1,598	$3,854	$5,000
Retail	750	866	2,266	2,504
Interest supplements and other support costs earned from affiliated companies	917	1,189	2,813	3,682
Wholesale	188	425	709	1,340
Other	18	32	60	103

Total financing revenue	3,041	4,110	9,702	12,629
Depreciation on vehicles subject to operating leases	(842)	(1,573)	(3,200)	(7,477)
Interest expense	(1,259)	(1,888)	(3,969)	(5,781)

Net financing margin	940	649	2,533	(629)
Other revenue
Insurance premiums earned, net	20	28	76	110
Other income, net (Note 13)	144	294	574	832

Total financing margin and other revenue	1,104	971	3,183	313
Expenses
Operating expenses	306	415	956	1,161
Provision for credit losses (Note 4)	111	377	893	1,249
Insurance expenses	10	18	47	90

Total expenses	427	810	1,896	2,500

Income/(Loss) before income taxes	677	161	1,287	(2,187)
Provision for/(Benefit from) income taxes	250	66	462	(870)

Income/(Loss) from continuing operations	427	95	825	(1,317)
Gain on disposal of discontinued operations (Note 12)	—	—	2	9

Net income/(loss)	$427	$95	$827	$(1,308)

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents (Note 1)	$15,296	$15,473
Marketable securities	8,641	8,606
Finance receivables, net (Note 2)	76,163	93,331
Net investment in operating leases (Note 3)	16,320	22,506
Notes and accounts receivable from affiliated companies	846	1,047
Derivative financial instruments (Note 11)	2,328	3,791
Assets held-for-sale (Note 12)	911	214
Other assets (Note 7)	4,287	5,159

Total assets	$124,792	$150,127

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,060	$1,781
Affiliated companies	1,685	1,015

Total accounts payable	2,745	2,796
Debt (Note 8)	103,368	126,458
Deferred income taxes	2,078	2,668
Derivative financial instruments (Note 11)	1,481	2,145
Liabilities held-for-sale (Note 12)	—	56
Other liabilities and deferred income (Note 7)	4,628	5,438

Total liabilities	114,300	139,561

Shareholder’s interest
Shareholder’s interest	5,149	5,149
Accumulated other comprehensive income	1,016	432
Retained earnings (Note 9)	4,327	4,985

Total shareholder’s interest	10,492	10,566

Total liabilities and shareholder’s interest	$124,792	$150,127

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2009 and 2008
(in millions)

	Third Quarter		Nine Months
	2009	2008	2009	2008

Net income/(loss)	$427	$95	$827	$(1,308)
Other comprehensive income/(loss), net of tax:
Foreign currency translation	186	(686)	585	(352)
Change in value of retained interests in securitized assets	1	(12)	(1)	(32)
Adjustment for the adoption of the fair value option (a)	—	—	—	(6)

Total other comprehensive income/(loss)	187	(698)	584	(390)

Comprehensive income/(loss)	$614	$(603)	$1,411	$(1,698)

(a)	Refer to Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.
The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2009 and 2008
(in millions)

	Nine Months
	2009	2008
Cash flows from operating activities
Net income/(loss)	$827	$(1,308)
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	893	1,249
Depreciation and amortization	3,667	7,945
Amortization of upfront interest supplements	(1,321)	(913)
Net change in deferred income taxes	(675)	(2,461)
Net change in other assets	2,091	2,391
Net change in other liabilities	251	2,059
All other operating activities	(704)	(247)

Net cash provided by operating activities	5,029	8,715

Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(16,943)	(26,837)
Collections of finance receivables (other than wholesale)	24,281	26,241
Purchases of operating lease vehicles	(2,344)	(9,889)
Liquidations of operating lease vehicles	5,798	6,030
Net change in wholesale receivables	9,687	2,569
Net change in notes receivable from affiliated companies	161	49
Purchases of marketable securities	(22,082)	(16,718)
Proceeds from sales and maturities of marketable securities	21,112	14,173
Proceeds from sales of businesses	168	3,699
Settlements of derivatives	479	688
All other investing activities	54	333

Net cash provided by/(used in) investing activities	20,371	338

Cash flows from financing activities
Proceeds from issuances of long-term debt	23,904	27,345
Principal payments on long-term debt	(42,501)	(31,859)
Change in short-term debt, net	(5,666)	(4,370)
Cash distributions (a)	(400)	—
All other financing activities	(549)	(325)

Net cash (used in) financing activities	(25,212)	(9,209)
Effect of exchange rate changes on cash and cash equivalents	265	(63)
Cumulative correction of a prior period error (b)	(630)	—

Total cash flows from operations	(177)	(219)

Cash and cash equivalents, beginning of period	$15,473	$14,137
Change in cash and cash equivalents	(177)	(219)

Cash and cash equivalents, end of period	$15,296	$13,918

(a)	See Note 9 for information regarding $1.1 billion of non-cash distributions in 2009.

(b)	In the first quarter of 2009, we recorded a $630 million cumulative adjustment to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods. The impact on previously issued annual and interim financial statements was not material.
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
Liquidity
At September 30, 2009, we had $23.9 billion of cash, cash equivalents and marketable securities, including $6.1 billion which may only be used to support our on-balance sheet securitizations and $500 million related to our insurance activities. Risks and uncertainties related to the credit environment may affect our ability to obtain funding and thereby reduce our future liquidity. If credit markets constrain our ability to obtain funding, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate. While challenges remain, we continue to see improvement in the capital markets for the second consecutive quarter evidenced by improvement in market access and credit spreads.
Risks and uncertainties related to the global economy, the automotive industry, and the credit environment could materially impact Ford. Uncertainties relating to Ford’s business also cause uncertainties that could result in a change to our current business plan. In addition, Ford’s ability to satisfy its obligations to us (e.g., interest supplements and other support payments) could be impacted and, if so, would reduce our future liquidity. We believe, however, Ford will satisfy its obligations to us. If Ford fails to satisfy its obligations to us, we may use any of our obligations to Ford as an offset. However, in the event of a material adverse effect on Ford’s financial condition or operations, Ford Credit could be similarly impacted in a material adverse way.
While there are risks and uncertainties related to the credit environment, the global economy, and the automotive industry, we believe we have sufficient liquidity to meet our obligations and operating plan. Accordingly, we have concluded that there is no substantial doubt about our ability to continue as a going concern, and our financial statements have been prepared on a going concern basis.
Noncontrolling Interest
We adopted the Financial Accounting Standards Board’s (“FASB”) revised standard on accounting for noncontrolling interests on its effective date, January 1, 2009 and applied the presentation and disclosure requirements retrospectively for all periods presented. This standard establishes accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in its consolidated financial statements. Previously, noncontrolling interests were reflected in our financial statements as Minority interests in net assets of subsidiaries, which was not included in equity. As a result of this standard, our shareholder’s interest, net income/(loss), and comprehensive income/(loss) will be reflected as attributable to either Ford Credit or our noncontrolling interests (if our noncontrolling interests are more than de minimis). At September 30, 2009, our noncontrolling interests were de minimis. This standard also required us to incorporate a consolidated statement of comprehensive income.

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
Interest Supplements and Other Support Costs Earned from Affiliated Companies
As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates. The amount of unearned interest supplements for finance receivables was $1.8 billion and $1.3 billion at September 30, 2009 and December 31, 2008, respectively. Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value. Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income. The amount of unearned interest supplements and residual support payments for net investment in operating leases was $1.2 billion and $1.3 billion at September 30, 2009 and December 31, 2008, respectively.
At September 30, 2009, in the United States and Canada, Ford is obligated to pay us $1.3 billion of interest supplements and about $225 million of residual value support over the terms of the related finance contracts, compared with $2.5 billion of interest supplements and about $450 million of residual value support at December 31, 2008, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.
Derivative Financial Instruments and Hedge Accounting
We adopted the FASB’s new standard on disclosures for derivative instruments and hedging activities on its effective date, January 1, 2009. The standard enhances the current disclosure framework for derivative instruments and hedging activities. In this initial year of adoption, we have elected to not present earlier periods for comparative purposes.

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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Fair Value Hedges. We use certain derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as hedges of existing fixed-rate debt under the “long-haul” method of assessing effectiveness. The risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate. We use regression analysis to assess hedge effectiveness at the time the hedges are designated as well as throughout the hedge period. If the hedge relationship is deemed to be highly effective, we record the changes in fair value of the hedged item related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative also is recorded in Other income, net. Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item attributable to changes in the benchmark interest rate.
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
Subsequent Events
We evaluated the effects of all subsequent events from the end of the third quarter through November 6, 2009, the date we filed our financial statements with the U.S. Securities and Exchange Commission.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. FINANCE RECEIVABLES
Net finance receivables at September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30,	December 31,
	2009	2008
Retail (including direct financing leases)	$58,391	$65,475
Wholesale	18,547	27,765
Other	2,524	2,791

Total finance receivables, net of unearned income (a)(b)	79,462	96,031
Less: Unearned interest supplements	(1,830)	(1,296)
Less: Allowance for credit losses	(1,469)	(1,404)

Finance receivables, net	$76,163	$93,331

Net finance receivables subject to fair value (c)	$73,581	$90,280
Fair value	74,228	87,056

(a)	At September 30, 2009 and December 31, 2008, includes $640 million and $1.0 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At September 30, 2009 and December 31, 2008, includes finance receivables of $63.0 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment, of which $256 million is reported as inventory by Ford at September 30, 2009. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. Refer to Note 5 for additional information.

(c)	At September 30, 2009 and December 31, 2008, excludes $2.6 billion and $3.0 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.
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
Net investment in operating leases at September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30,	December 31,
	2009	2008
Vehicles, at cost, including initial direct costs	$22,965	$27,984
Less: Accumulated depreciation	(6,399)	(5,214)
Less: Allowance for credit losses	(246)	(264)

Net investment in operating leases (a)	$16,320	$22,506

(a)	At September 30, 2009 and December 31, 2008, includes net investment in operating leases of $13.9 billion and $15.6 billion, respectively, that have been included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. Refer to Note 5 for additional information.
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Balance, beginning of period	$1,846	$1,493	$1,668	$1,090
Provision for credit losses	111	377	893	1,249
Deductions
Charge-offs before recoveries	346	402	1,172	1,094
Recoveries	(106)	(106)	(315)	(323)

Net charge-offs	240	296	857	771
Other changes, principally amounts related to translation adjustments and finance receivables sold or transferred to held-for-sale	2	27	(11)	21

Net deductions	242	323	846	792

Balance, end of period	$1,715	$1,547	$1,715	$1,547

Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. At September 30, 2009, our allowance for credit losses includes about $260 million primarily reflecting higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared to historical trends used in our models.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 5. TRANSFERS OF RECEIVABLES
On-Balance Sheet Securitization Transactions
Secured Borrowings
Most of our securitization transactions do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related liabilities are included in our financial statements. Cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions. The receivables and net investment in operating leases that have been included in securitization transactions are only available for payment of the debt and other obligations issued or arising in the securitization transactions. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. The asset-backed debt has been issued either directly by us or by consolidated VIEs.
The following table shows the assets and the related liabilities related to our secured debt arrangements that were included in our financial statements at September 30, 2009 and December 31, 2008 (in billions):

	September 30, 2009			December 31, 2008
	Cash & Cash		Related	Cash & Cash		Related
	Equivalents	Receivables	Debt	Equivalents	Receivables	Debt
Retail	$3.6	$47.5	$37.5	$3.3	$51.6	$42.6
Wholesale	1.2	15.5	9.6	1.2	22.1	17.6
Net investment in operating leases	1.3	13.9	9.5	1.0	15.6	12.0

Total secured debt arrangements (a)(b)	$6.1	$76.9	$56.6	$5.5	$89.3	$72.2

(a)	Includes debt of $51.7 billion and $62.3 billion at September 30, 2009 and December 31, 2008, respectively, issued by VIEs of which we are the primary beneficiary or an affiliate whereby the debt is backed by the collateral of the VIE. The carrying values of our assets securing the debt issued by these VIEs were $5.8 billion and $4.8 billion of cash and cash equivalents, $43.4 billion and $41.9 billion of retail receivables, $13.5 billion and $19.6 billion of wholesale receivables, and $13.9 billion and $15.6 billion of net investment in operating leases at September 30, 2009 and December 31, 2008, respectively. Refer to Note 6 for further discussion regarding our VIEs.

(b)	Includes assets pledged as collateral of $3.6 billion and $1.4 billion and the related secured debt arrangements of $2.4 billion and $1.1 billion as of September 30, 2009 and December 31, 2008, respectively.
In certain financing structures, we issue asset-backed debt directly, rather than from consolidated VIEs. For our bank-sponsored conduit program, we transfer finance receivables, in which we retain a significant interest, to bank conduits or sponsor banks. The outstanding balance of the transferred pools of finance receivables was $3.6 billion and $8.4 billion and the related secured debt was $3.0 billion and $6.9 billion at September 30, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 5. TRANSFERS OF RECEIVABLES (Continued)
Our financial performance related to our secured borrowings for the periods ended September 30 were as follows (in millions):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Derivative expense	$262	$140	$273	$139
Interest expense	$474	$801	$1,549	$2,489
Most of these secured borrowings utilize VIEs. Refer to Note 6 for information concerning the financial performance of secured borrowings that utilized VIEs.
Derivative Instruments
Many of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and in certain instances, currency exposure resulting from assets in one currency and debt in another currency. Refer to Note 11 regarding the fair value of derivatives. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate its interest rate risk resulting from derivatives with our securitization entities. Our exposures based on the fair value of derivative instruments related to securitization programs at September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30, 2009		December 31, 2008
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
Securitization entities	$187	$845	$59	$995
Ford Credit (excluding securitization entities)	655	154	887	39

Total derivative financial instruments	$842	$999	$946	$1,034

Off-Balance Sheet Securitization Transactions
We recognized a loss of $49 million and income of $69 million in the third quarter of 2009 and 2008, respectively, and a loss of $30 million and income of $186 million in the first nine months of 2009 and 2008, respectively, of investment and other income related to the sales of receivables. Third quarter 2009 includes a $52 million valuation allowance for Australian finance receivables classified as held-for-sale at the end of the quarter. These amounts are included in Other income, net. Also, we received cash flows of $60 million and $243 million in the first nine months of 2009 and 2008, respectively, related to the net change in retained interests in securitized assets. These amounts are included in All other investing activities in our statement of cash flows.

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
As residual interest holder, we are exposed to the underlying residual and credit risk of the collateral, and may be exposed to interest rate risk. Our exposure does not represent incremental risk to us and was $26.3 billion and $18.2 billion at September 30, 2009 and December 31, 2008, respectively. The amount of risk absorbed by our residual interests is generally represented by and limited to the amount of overcollateralization of our assets securing the debt and any cash reserves.
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
In certain instances in the first nine months of 2009, we elected to provide additional enhancements or repurchase specific senior or subordinated notes in order to address market conditions. From time to time, we renegotiate terms of our commitments or reallocate the commitments globally. In certain securitization transactions, we have dynamic enhancements where we are required to support the performance of the securitization transactions by purchasing additional subordinated notes or increasing cash reserves. Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. VARIABLE INTEREST ENTITIES (Continued)
FCAR Owner Trust (“FCAR”) is a VIE that issues asset-backed commercial paper and we may, on occasion, purchase the debt issued by FCAR. In October 2008, we registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). Commercial paper sold to the CPFF is for a term of 90 days and sales can be made through February 1, 2010. At September 30, 2009, we did not have any commercial paper issued to the CPFF. At September 30, 2009, the finance receivables of FCAR supported $6.7 billion of asset-backed commercial paper outstanding, of which $98 million was held by us.
Finance receivables and net investment in operating leases that collateralize the secured debt of the VIE remain on our balance sheet and therefore are not included in the VIE assets shown in the following table. As of September 30, 2009, the carrying values of the assets were $43.4 billion of retail receivables, $13.5 billion of wholesale receivables, and $13.9 billion of net investment in operating leases. As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against only the specific securitized assets. Conversely, these specific securitized assets do not represent additional assets that could be used to satisfy claims against our general assets.
The total consolidated VIE assets and liabilities that support our securitization transactions reflected in our September 30, 2009 and December 31, 2008 balance sheets were as follows (in billions):

	September 30, 2009		December 31, 2008
	Cash & Cash		Cash & Cash
	Equivalents (a)	Debt (b)	Equivalents (a)	Debt (b)
VIEs by asset-class (c)
Retail	$3.4	$32.1	$2.7	$34.5
Wholesale (d)	1.0	8.0	1.0	15.5
Net investment in operating leases	0.5	9.5	0.2	12.0

Total	$4.9	$49.6	$3.9	$62.0

(a)	Additional cash and cash equivalents available to support the obligations of the VIEs that are not assets of the VIEs were $926 million and $949 million as of September 30, 2009 and December 31, 2008, respectively, and are reflected in our consolidated financial statements.

(b)	Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank open market operations program. This external funding of $2.1 billion and $308 million at September 30, 2009 and December 31, 2008, respectively, was not reflected as a liability of the VIEs, but was included in our consolidated liabilities.

(c)	The derivative assets of our consolidated VIEs were $58 million and $46 million at September 30, 2009 and December 31, 2008, respectively, and the derivative liabilities were $650 million and $808 million at September 30, 2009 and December 31, 2008, respectively.

(d)	Cash and cash equivalents includes cash contributions to excess funding accounts of $68 million and $179 million at September 30, 2009 and December 31, 2008, respectively, that were made by us to the VIE. These cash enhancements ranged from zero to $1.4 billion during the first nine months of 2009.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 6. VARIABLE INTEREST ENTITIES (Continued)
The financial performance of the consolidated VIEs that support our securitization transactions reflected on our statements of operations for the periods ended September 30 were as follows (in millions):

	Third Quarter
	2009		2008
	Derivative		Derivative
	(Income)/	Interest	(Income)/	Interest
	Expense	Expense	Expense	Expense
VIEs by asset-class
Retail	$174	$215	$135	$442
Wholesale	(1)	68	(10)	174
Net investment in operating leases	99	125	11	135

Total	$272	$408	$136	$751

	Nine Months
	2009		2008
	Derivative		Derivative
	(Income)/	Interest	(Income)/	Interest
	Expense	Expense	Expense	Expense
VIEs by asset-class
Retail	$202	$739	$87	$1,319
Wholesale	(3)	199	(26)	536
Net investment in operating leases	82	368	76	476

Total	$281	$1,306	$137	$2,331

VIEs of which we are not the primary beneficiary
We also have investments in certain joint ventures determined to be VIEs of which we are not the primary beneficiary. These joint ventures provide consumer and dealer financing in their respective markets. The joint ventures are financed by external debt as well as subordinated financial support provided by our joint venture partners. The risks and rewards associated with our interests in these joint ventures are based primarily on ownership percentages. Our investments in these joint ventures are accounted for as equity method investments which are included in Other assets. Our maximum exposure to any potential losses associated with these VIEs is limited to our equity investments, and amounted to $69 million and $109 million at September 30, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME
Other assets at September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30,	December 31,
	2009	2008
Accrued interest, rents and other non-finance receivables	$1,067	$1,223
Deferred charges including unamortized dealer commissions	702	740
Collateral held for resale, at net realizable value	580	633
Investment in non-consolidated affiliates	491	524
Prepaid reinsurance premiums and other reinsurance receivables	291	385
Property and equipment, net of accumulated depreciation of $344 at September 30, 2009 and $316 at December 31, 2008	179	207
Investment in used vehicles held for resale, at net realizable value	84	603
Retained interests in securitized assets	33	92
Other	860	752

Total other assets	$4,287	$5,159

Other liabilities and deferred income at September 30, 2009 and December 31, 2008 were as follows (in millions):

	September 30,	December 31,
	2009	2008
Deferred income	$1,212	$1,330
Interest payable	1,098	1,315
Income taxes payable (a)(b)	929	1,647
Unearned insurance premiums	335	452
Other	1,054	694

Total other liabilities and deferred income	$4,628	$5,438

(a)	During the second quarter 2009, we purchased $3.4 billion principal amount of Ford’s unsecured, nonconvertible securities for an aggregate cost of $1.1 billion (including transaction costs and accrued and unpaid interest payments for such tendered debt securities) and transferred the securities to Ford in satisfaction of $1.1 billion of our tax liabilities to Ford.

(b)	At September 30, 2009, includes $875 million payable to Ford in accordance with our intercompany tax sharing agreement.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. DEBT
At September 30, 2009 and December 31, 2008, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)		September 30,	December 31,
	2009	2008	2009	2008	2009	2008
Short-term debt
Asset-backed commercial paper (c)	1.7%	3.5%			$6,571	$11,503
Other asset-backed short-term debt (c)	3.7%	5.4%			5,198	5,569
Ford Interest Advantage (d)	2.9%	3.9%			3,146	1,958
Other short-term debt (e)	6.0%	8.7%			784	1,055

Total short-term debt	2.7%	4.5%	3.8%	5.2%	15,699	20,085

Long-term debt
Senior indebtedness
Notes payable within one year (e)					11,149	16,003
Notes payable after one year (e)					31,982	35,148
Unamortized discount					(554)	(251)
Fair value adjustments (f)					290	334
Asset-backed debt (c)
Notes payable within one year					21,494	26,501
Notes payable after one year					23,308	28,638

Total long-term debt (g)	5.2%	6.1%	5.1%	6.0%	87,669	106,373

Total debt	4.9%	5.8%	4.9%	5.8%	$103,368	$126,458

Fair value of debt (h)					$103,708	$110,520

(a)	Third quarter 2009 and fourth quarter 2008 average contractual rates exclude the effects of derivatives and facility fees.

(b)	Third quarter 2009 and fourth quarter 2008 weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes debt with affiliated companies as indicated in the table below.

(f)	Adjustments related to designated fair value hedges of debt.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.

(h)	Fair value of debt reflects interest accrued but not yet paid of $1,160 million and $1,369 million at September 30, 2009 and December 31, 2008, respectively. Interest accrued is reported in Other liabilities and deferred income and Accounts payable — Affiliated companies. The fair value of debt is estimated based upon quoted market prices, current market rates for similar debt with approximately the same remaining maturities, or discounted cash flow models utilizing current market rates.

	September 30,	December 31,
	2009	2008
Debt with affiliated companies
Other short-term debt	$404	$65
Notes payable within one year	36	345
Notes payable after one year	151	120

Total debt with affiliated companies	$591	$530

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. DEBT (Continued)
Debt Repurchases. In the third quarter 2009 and the first nine months of 2009, through private market transactions, we repurchased an aggregate of $1.5 billion and $2.5 billion, respectively, principal amount of our outstanding unsecured notes for $1.5 billion and $2.5 billion, respectively, in cash. As a result, we recorded a pre-tax (loss)/gain of $(4) million and $18 million (which included unamortized premiums and discounts) in Other income, net in the third quarter of 2009 and the first nine months of 2009, respectively.
Short-term and long-term debt matures at various dates through 2048. Maturities are as follows (in millions):

	2009 (a)	2010 (b)	2011	2012	2013	Thereafter (c)	Total
Unsecured debt maturities	$7,746	$8,287	$11,820	$7,092	$4,853	$7,263	$47,061
Asset-backed debt maturities	15,984	21,098	14,749	3,647	939	154	56,571

Total debt maturities (d)	$23,730	$29,385	$26,569	$10,739	$5,792	$7,417	$103,632

(a)	Includes $12,225 million for short-term and $11,505 million for long-term debt.

(b)	Includes $3,474 million for short-term and $25,911 million for long-term debt.

(c)	Approximately $5.7 billion of unsecured debt matures between 2014 and 2017 with the remaining balance maturing after 2031.

(d)	Amounts exclude fair value adjustments of $290 million and unamortized discounts of $554 million.
NOTE 9. RETAINED EARNINGS
The following table summarizes earnings retained for use in the business for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Retained earnings, beginning balance	$4,331	$5,118	$4,985	$6,515
Adjustment for the adoption of the fair value option	—	—	—	6
Net income/(loss)	427	95	827	(1,308)
Distributions	(431)	—	(1,485)	—

Retained earnings, ending balance	$4,327	$5,213	$4,327	$5,213

In the third quarter 2009, we made a cash distribution of $400 million and a non-cash distribution of $31 million for our ownership interest in AB Volvofinans to our parent, Ford Holdings LLC.
In the first quarter 2009, a plan was announced to restructure Ford’s debt through a combination of a conversion offer by Ford and tender offers by us. As part of this debt restructuring, we commenced a cash tender offer for Ford’s secured term loan under Ford’s secured credit agreement, pursuant to which we purchased from lenders thereof $2.2 billion principal amount of term loan for an aggregate cost of about $1.1 billion (including transaction costs). This transaction settled on March 27, 2009, following which we distributed the term loan to our parent whereupon it was forgiven. The transaction is reflected in the table above as a $1,054 million distribution, which consists of the fair value of the term loan purchased plus transaction expenses.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. FAIR VALUE MEASUREMENTS
The following table summarizes the fair values of financial instruments measured at fair value on a recurring basis at September 30, 2009 (in millions):

	Items Measured at Fair Value on a Recurring Basis
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Cash equivalents — financial instruments
U.S. government	$400	$—	$—	$400
Government-sponsored enterprises	—	4,500	—	4,500
Government — non U.S.	—	751	—	751

Total cash equivalents — financial instruments (a)	400	5,251	—	5,651
Marketable securities
U.S. government	6,549	—	—	6,549
Government-sponsored enterprises	—	1,453	—	1,453
Corporate debt	—	169	3	172
Mortgage-backed	—	249	—	249
Equity	20	—	—	20
Government — non U.S.	—	24	—	24
Other liquid investments (b)	—	174	—	174

Total marketable securities	6,569	2,069	3	8,641
Derivative financial instruments	—	1,779	549	2,328
Retained interests in securitized assets	—	—	33	33

Total assets at fair value	$6,969	$9,099	$585	$16,653

Liabilities
Derivative financial instruments	$—	$760	$721	$1,481

Total liabilities at fair value	$—	$760	$721	$1,481

(a)	Cash equivalents — financial instruments excludes $6,677 million of time deposits, certificates of deposit and money market accounts reported at par value, which approximates fair value.

(b)	Includes CDs and time deposits with maturities greater than 90 days on date of purchase.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. FAIR VALUE MEASUREMENTS (Continued)
The following table summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the period ended September 30, 2009 (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs
						Change in
						Unrealized
	Fair Value at	Total Realized		Net Transfers	Fair Value at	Gains/(Losses)
	December 31,	/Unrealized	Net Purchases/	Into/(Out of)	September 30,	on Instruments
	2008	Gains/(Losses)	(Settlements)	Level 3	2009	Still Held (a)
Marketable securities (b)	$5	$(2)	$—	$—	$3	$(2)
Derivative financial instruments, net (c)	(81)	(61)	(30)	—	(172)	(108)
Retained interests in securitized assets (d)	92	9	(68)	—	33	(1)

Total Level 3 fair value	$16	$(54)	$(98)	$—	$(136)	$(111)

(a)	For those assets and liabilities still held at September 30, 2009.

(b)	Realized/Unrealized gains/(losses) on marketable securities for the period presented are recorded to Other income, net ($0 gain for third quarter of 2009 and $2 million loss for first nine months of 2009).

(c)	Reflects fair value of derivative assets, net of liabilities. Realized/Unrealized gains/(losses) on derivative financial instruments for the period presented are recorded to Other income, net ($85 million loss for third quarter of 2009 and $62 million loss for first nine months of 2009), and Other comprehensive income/(loss) reflecting foreign currency translation ($19 million loss for third quarter of 2009 and $1 million gain for first nine months of 2009).

(d)	Realized/Unrealized gains/(losses) on the retained interests in securitized assets for the period presented are recorded in Other Income, net ($0 gain for third quarter of 2009 and $10 million gain for first nine months of 2009) and Other comprehensive income/(loss) ($1 million gain for third quarter of 2009 and $1 million loss for first nine months of 2009).
The following table summarizes the fair values of items measured at fair value on a nonrecurring basis at September 30, 2009 (in millions):

Items Measured at Fair Value on a Nonrecurring Basis
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs		Total
	(Level 1)	(Level 2)	(Level 3)	Total	Gains/(Losses)

Held-for-sale finance receivables (a)	$—	$911	$—	$911	$(52)

(a)	During third quarter 2009, we reclassified held-for-investment Australian finance receivables that we no longer had the intent to hold for the foreseeable future or until maturity or payoff to Assets held-for-sale. We used information from an independent bid for these assets to determine fair value. The loss was recorded to Other income, net.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Income Effect of Derivative Financial Instruments
The following table summarizes the pre-tax gain/(loss) for each type of hedge designation (in millions):

	Gain/(Loss) Recognized in Income
	2009
	Third Quarter	Nine Months
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$50	$107
Ineffectiveness (a)	(18)	(14)

Total	$32	$93

Derivatives not designated as hedging instruments
Interest rate contracts	$28	$(63)
Foreign exchange forward contracts (b)	(106)	(269)
Cross currency interest rate swap contracts (b)	(54)	60
Other contracts	1	0

Total	$(131)	$(272)

(a)	Hedge ineffectiveness is the difference between the change in fair value on the derivative ($46 million gain for third quarter of 2009 and $1 million loss for first nine months of 2009) and the change in fair value on the hedged item attributable to the hedged risk ($64 million loss for third quarter of 2009 and $13 million loss for first nine months of 2009).

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.
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
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
Balance Sheet Effect of Derivative Financial Instruments
The following table summarizes the estimated fair value of our derivative financial instruments at September 30, 2009:

		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
	(in billions)	(in millions)
Fair value hedges
Interest rate contracts	$7	$465	$—

Derivatives not designated as hedging instruments
Interest rate contracts	85	1,609	1,150
Foreign exchange forward contracts (a)	6	34	64
Cross currency interest rate swap contracts	3	220	267

Total derivatives not designated as hedging instruments	94	1,863	1,481

Total derivative financial instruments	$101	$2,328	$1,481

(a)	Includes forward contracts between Ford Credit and an affiliated company.
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
We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment reflects the full credit default spread swap (“CDS”) spread applied to a net exposure, by counterparty. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. At September 30, 2009, our adjustment for non-performance risk, relative to a measure based on an unadjusted inter-bank deposit rate (e.g. LIBOR), reduced our derivative assets by $14 million and our derivative liabilities by $29 million.
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
The use of derivatives does generate a risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our counterparty exposures are with counterparties that have long-term credit ratings of single-A or better. The total fair value of derivative instruments in asset positions on September 30, 2009 is approximately $2 billion, and represents the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, our actual loss we would recognize if all counterparties failed to perform as contracted would be lower.
See Note 10 for additional information regarding fair value measurements.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. DIVESTITURES AND OTHER ACTIONS
North America Segment
Triad Financial Corporation. In 2005, we completed the sale of Triad Financial Corporation (“Triad”). We received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, and recognized after-tax gains of $2 million and $9 million in the first nine months of 2009 and 2008, respectively, in Gain on disposal of discontinued operations.
International Segment
FCA Holdings Limited. At the end of the third quarter 2009, we reclassified $911 million of finance receivables that we no longer had the intent to hold for the foreseeable future, or until maturity or payoff, from Finance receivables, net to Assets held-for-sale. These assets represent the majority of our retail finance receivables in FCA Holdings Limited, our operation in Australia. With the reclassification, we recorded a valuation allowance of $52 million to Other income, net to reflect the receivables at the lower of cost or fair value. The receivables were sold on October 1, 2009.
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

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 13. OTHER INCOME
The following table summarizes amounts included in Other income, net (in millions):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Interest and investment income	$52	$169	$130	$405
Gains/(Losses) on derivatives (a)	(147)	297	(284)	314
Currency revaluation gains/(losses) (b)	211	(339)	482	(483)
Investment and other income related to sales of receivables (c)	(49)	69	(30)	186
Other	77	98	276	410

Other income, net	$144	$294	$574	$832

(a)	Gains/(Losses) related to foreign currency derivatives are substantially offset by net revaluation impacts on foreign denominated debt. See Note 11 for detail by derivative instrument and risk type.

(b)	Includes net gains of $65 million and $316 million in pre-tax earnings related to unhedged currency exposure primarily from cross-border intercompany lending in third quarter 2009 and first nine months of 2009, respectively.

(c)	Includes a $52 million valuation allowance for Australian finance receivables classified as held-for-sale at the end of the quarter and sold in the fourth quarter.
NOTE 14. EMPLOYEE SEPARATION ACTIONS
North America Segment
In the first quarter 2009, we announced plans to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. The restructuring will affect servicing, sales and central operations and will eliminate about 1,200 staff and agency positions, or about 20% of our U.S. operations. The reductions will occur in 2009 through attrition, retirements and involuntary separations. Involuntary separation programs are accrued for when management has approved the program and the affected employees are identified. In the third quarter of 2009 and the first nine months of 2009, we recognized pre-tax charges of $4 million and $37 million, respectively, in Operating expenses as a result of these actions.
In the third quarter of 2009 and first nine months of 2009, we recognized pre-tax charges of $2 million in Operating expenses for employee separation actions in Canada. These separations are expected to be substantially completed by the end of 2009.
International Segment
In the third quarter of 2009 and the first nine months of 2009, we recognized pre-tax charges of $7 million and $24 million, (including $1 million of income and $7 million of expense for retirement plan benefits), respectively, in Operating expenses for employee separation actions in Latin America, Asia Pacific and European locations. These separations are expected to be substantially completed by the end of 2009.

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
Key operating data for our business segments for the periods ended September 30 were as follows (in millions):

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
Third Quarter 2009
Revenue (a)	$2,602	$576	$34	$(7)	$—	$27	$3,205
Income
Income/(Loss) before income taxes (b)	650	(7)	34	—	—	34	677
Provision for/(Benefit from) income taxes	242	(3)	11	—	—	11	250
Income/(Loss) from continuing operations	408	(4)	23	—	—	23	427
Other disclosures
Depreciation on vehicles subject to operating leases	773	69	—	—	—	—	842
Interest expense	896	366	—	(3)	—	(3)	1,259
Provision for credit losses	65	46	—	—	—	—	111

Third Quarter 2008
Revenue (a)	$3,460	$990	$(24)	$6	$—	$(18)	$4,432
Income
Income/(Loss) before income taxes	114	71	(24)	—	—	(24)	161
Provision for/(Benefit from) income taxes	49	25	(8)	—	—	(8)	66
Income/(Loss) from continuing operations	65	46	(16)	—	—	(16)	95
Other disclosures
Depreciation on vehicles subject to operating leases	1,500	73	—	—	—	—	1,573
Interest expense	1,260	654	—	(26)	—	(26)	1,888
Provision for credit losses	346	31	—	—	—	—	377

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

(b)	North America segment income/(loss) before income taxes includes a net gain of $65 million related to unhedged currency exposure primarily from cross-border intercompany lending.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 15. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
					Effect of
	North		Unallocated	Effect of	Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
First Nine Months 2009
Revenue (a)	$8,462	$1,875	$43	$(28)	$—	$15	$10,352
Income
Income/(Loss) before income taxes (b)	1,245	(1)	43	—	—	43	1,287
Provision for/(Benefit from) income taxes	447	—	15	—	—	15	462
Income/(Loss) from continuing operations	798	(1)	28	—	—	28	825
Other disclosures
Depreciation on vehicles subject to operating leases	3,018	182	—	—	—	—	3,200
Interest expense	2,790	1,192	—	(13)	—	(13)	3,969
Provision for credit losses	693	200	—	—	—	—	893
Finance receivables and net investments in operating leases	70,906	23,493	—	(86)	(1,830)	(1,916)	92,483
Total assets	95,447	31,228	—	(53)	(1,830)	(1,883)	124,792

First Nine Months 2008
Revenue (a)	$10,655	$3,166	$(174)	$(76)	$—	$(250)	$13,571
Income
Income/(Loss) before income taxes	(2,454)	441	(174)	—	—	(174)	(2,187)
Provision for/(Benefit from) income taxes	(964)	155	(61)	—	—	(61)	(870)
Income/(Loss) from continuing operations	(1,490)	286	(113)	—	—	(113)	(1,317)
Other disclosures
Depreciation on vehicles subject to operating leases	7,258	219	—	—	—	—	7,477
Interest expense	3,983	1,934	—	(136)	—	(136)	5,781
Provision for credit losses	1,136	113	—	—	—	—	1,249
Finance receivables and net investments in operating leases	93,392	36,300	—	(1,105)	(1,271)	(2,376)	127,316
Total assets	116,051	41,476	—	(951)	(1,271)	(2,222)	155,305

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

(b)	North America segment income/(loss) before income taxes includes a net gain of $316 million related to unhedged currency exposure primarily from cross-border intercompany lending.

Item 1. Financial Statements (Continued)
FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 16. GUARANTEES AND INDEMNIFICATIONS
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material. We have estimated the probability of payment for each guarantee and indemnification to be remote and have not recorded any loss accruals. At September 30, 2009, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated and other affiliates: In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $194 million and $270 million at September 30, 2009 and December 31, 2008, respectively; of these values, $37 million and $110 million at September 30, 2009 and December 31, 2008, respectively was counter-guaranteed by Ford to us.
FCE Bank plc (“FCE”) has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $395 million has been fully collateralized by cash received from Blue Oval Holdings, a Ford U.K. subsidiary which is available for use in FCE’s day to day operations, and is recorded as Debt. The expiration dates of the guarantee are August 2010 ($359 million) and September 2010 ($36 million) and could terminate on payment and/or cancellation of the obligation by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.
Guarantees of obligations to Ford. We have guaranteed $127 million and $96 million of third-party obligations payable to Ford Brazil at September 30, 2009 and December 31, 2008, respectively. Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third-parties to repay Ford the obligated amounts. The guarantee will terminate upon the repayment or cancellation of the obligations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Third Quarter 2009 Compared with Third Quarter 2008
In the third quarter of 2009, our net income was $427 million, an increase of $332 million compared with a year ago. On a pre-tax basis, we earned $677 million in the third quarter of 2009, an increase of $516 million compared with a year ago. The increase in pre-tax earnings primarily reflected:
•	Lower depreciation expense for leased vehicles consistent with lower residual losses on returned vehicles due to higher auction values (about $400 million);
•	A lower provision for credit losses primarily related to lower severity offset partially by higher repossessions (about $250 million);
•	Lower operating costs (about $100 million);
•	Net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $60 million); and
•	The non-recurrence of net losses related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($58 million).
These factors were offset partially by:
•	Lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $300 million); and
•	A valuation allowance for finance receivables classified as held-for-sale at September 30, 2009 related to the sale of our Australia retail portfolio on October 1, 2009 (about $50 million).
Results of our operations by business segment and unallocated risk management for the third quarter of 2009 and 2008 are shown below:

	Third Quarter
			2009
			Over/(Under)
	2009	2008	2008
		(in millions)
Income/(Loss) before income taxes
North America Segment	$650	$114	$536
International Segment	(7)	71	(78)
Unallocated risk management	34	(24)	58

Income/(Loss) before income taxes	677	161	516
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	250	66	184

Net income/(loss)	$427	$95	$332

The increase in North America Segment pre-tax earnings primarily reflected lower depreciation expense for leased vehicles, a lower provision for credit losses, net gains related to unhedged currency exposure from cross-border intercompany lending, and lower operating costs. These factors were offset partially by lower volume.
The decrease in International Segment pre-tax earnings primarily reflected lower volume, a valuation allowance for finance receivables classified as held-for-sale at September 30, 2009 related to the sale of our Australia retail portfolio on October 1, 2009 (about $50 million), and a higher provision for credit losses. These factors were offset partially by lower operating costs and lower residual losses.
The change in unallocated risk management reflected the non-recurrence of net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management, refer to Note 15 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
First Nine Months 2009 Compared with First Nine Months 2008
In the first nine months of 2009, our net income was $827 million, compared with a net loss of $1.3 billion a year ago. On a pre-tax basis, we earned $1.3 billion in the first nine months of 2009, compared with a loss of $2.2 billion a year ago. The improvement in pre-tax earnings primarily reflected:
•	The non-recurrence of the 2008 impairment charge to our North America Segment operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion);
•	Lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values (about $1.4 billion);
•	A lower provision for credit losses primarily related to non-recurrence of higher severity offset partially by higher repossessions (about $350 million);
•	Net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $300 million);
•	The non-recurrence of net losses related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($217 million); and
•	Lower operating costs, offset partially by other expenses including restructuring costs (about $200 million).
These factors were offset partially by:
•	Lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $900 million);
•	The non-recurrence of the gain related to the sale of approximately half of our ownership interest in our Nordic operations (about $100 million); and
•	A valuation allowance for finance receivables classified as held-for-sale at September 30, 2009 related to the sale of our Australia retail portfolio on October 1, 2009 (about $50 million).
For additional information on the 2008 impairment charge, refer to the “Results of Operations — Impairment of Net Investment in Operating Leases” section of Item 7 of Part II of our 2008 10-K Report.
Results of our operations by business segment and unallocated risk management for the first nine months of 2009 and 2008 are shown below:

	First Nine Months
			2009
			Over/(Under)
	2009	2008	2008
		(in millions)
Income/(Loss) before income taxes
North America Segment	$1,245	$(2,454)	$3,699
International Segment	(1)	441	(442)
Unallocated risk management	43	(174)	217

Income/(Loss) before income taxes	1,287	(2,187)	3,474
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	460	(879)	1,339

Net income/(loss)	$827	$(1,308)	$2,135

The improvement in North America Segment pre-tax earnings primarily reflected non-recurrence of the impairment charge for operating leases, lower depreciation expense for leased vehicles, a lower provision for credit losses, net gains related to unhedged currency exposure from cross-border intercompany lending, and lower operating costs. These factors were offset partially by lower volume.
The decrease in International Segment pre-tax earnings primarily reflected lower volume, a higher provision for credit losses primarily reflecting losses in Spain and Germany, non-recurrence of a gain related to the sale of approximately half of our ownership interest in our Nordic operations, lower financing margin primarily in Mexico, and a valuation allowance for finance receivables classified as held-for-sale at September 30, 2009 related to the sale of our Australia retail portfolio on October 1, 2009 (about $50 million). These factors were offset partially by lower operating costs and lower residual losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The change in unallocated risk management reflected the non-recurrence of net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(in thousands)
North America Segment
United States	161	277	449	864
Canada	15	43	68	122

Total North America Segment	176	320	517	986

International Segment
Europe	112	149	358	504
Other international	11	27	37	105

Total International Segment	123	176	395	609

Total contract placement volume	299	496	912	1,595

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	30%	46%	30%	40%
Wholesale	80	77	79	77

Europe
Financing share — Ford
Retail installment and lease	27%	31%	27%	28%
Wholesale	99	98	99	98
North America Segment
In the third quarter of 2009, our total contract placement volumes were 176,000, down 144,000 contracts from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, due primarily to lower U.S. industry volumes and lower Ford, Lincoln and Mercury financing share, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers. Lower Ford, Lincoln and Mercury financing share was primarily explained by changes in Ford’s marketing programs and our reduction in leasing.
In the first nine months of 2009, our total contract placement volumes were 517,000, down 469,000 contracts from a year ago, reflecting the causal factors described above.
International Segment
In the third quarter of 2009, our total contract placement volumes were 123,000, down 53,000 contracts from a year ago. This decrease primarily reflected lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, a planned financing share reduction in Spain, and the discontinuation of retail originations in Australia.
In the first nine months of 2009, our total contract placement volumes were 395,000, down 214,000 contracts from a year ago. This decrease primarily reflected lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, a planned financing share reduction in Spain, the discontinuation of retail originations in Australia, and the divestiture of our Japan and Thailand operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our receivable levels are shown below:

	September 30,	December 31,
	2009	2008
	(in billions)
Receivables — On-Balance Sheet
Finance receivables
North America Segment
Retail installment	$44.0	$49.5
Wholesale	10.3	14.0
Other	2.0	2.2

Total North America Segment — finance receivables	56.3	65.7
International Segment
Retail installment	14.4	16.0
Wholesale	8.3	13.7
Other	0.5	0.6

Total International Segment — finance receivables	23.2	30.3
Unearned interest supplements	(1.8)	(1.3)
Allowance for credit losses	(1.5)	(1.4)

Finance receivables, net	76.2	93.3
Net investment in operating leases	16.3	22.5

Total receivables — on-balance sheet (a)(b)	$92.5	$115.8

Memo:
Total receivables — managed (c)	$94.4	$117.7
Total receivables — serviced (d)	94.5	118.0

(a)	At September 30, 2009 and December 31, 2008, includes finance receivables of $63.0 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. In addition, at September 30, 2009 and December 31, 2008, includes net investment in operating leases of $13.9 billion and $15.6 billion, respectively, that have been included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the “Funding” section of Item 2.

(b)	Includes allowance for credit losses of $1.7 billion at September 30, 2009 and December 31, 2008.

(c)	Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.8 billion and $1.3 billion at September 30, 2009 and December 31, 2008, respectively; and includes off-balance sheet retail receivables of about $100 million and about $600 million at September 30, 2009 and December 31, 2008, respectively.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest, but which we continue to service of about $100 million and about $300 million at September 30, 2009 and December 31, 2008, respectively.
Receivables decreased from year-end 2008, primarily reflecting lower industry volumes, lower dealer stocks, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers.
As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. The amount of unearned interest supplements for finance receivables was $1.8 billion at September 30, 2009, compared with $1.3 billion at December 31, 2008 included in Finance receivables, net and the amount of unearned interest supplements and residual support payments for net investment in operating leases was $1.2 billion at September 30, 2009, compared with $1.3 billion at December 31, 2008 included in Other liabilities and deferred income.
At September 30, 2009, in the United States and Canada, Ford is obligated to pay us $1.3 billion of interest supplements and about $225 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with $2.5 billion of interest supplements and about $450 million of residual value support at December 31, 2008, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate. For additional information on our finance receivables and net investment in operating leases, refer to Notes 1, 2, and 3 of our Notes to the Financial Statements.

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
In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, FICO score, customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. As of September 30, 2009, about 5% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, slightly higher than year-end 2008 of about 4%. This increase primarily reflects a lower percentage of lease contracts in our retail installment and lease portfolio. Lease contracts generally include shorter average terms and higher average FICO scores compared with retail finance contracts.

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

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(in millions)
Charge-offs — On-Balance Sheet
Retail installment and lease	$204	$299	$774	$757
Wholesale	33	(3)	73	10
Other	3	—	10	4

Total charge-offs — on-balance sheet	$240	$296	$857	$771

Loss-to-Receivables Ratios — On-Balance Sheet
Retail installment and lease	1.04%	1.22%	1.28%	1.00%
Wholesale	0.74	(0.04)	0.47	0.04
Total loss-to-receivables ratio (including other) — on-balance sheet	0.97%	0.89%	1.10%	0.74%

Memo:
Total charge-offs — managed (in millions)	$241	$303	$862	$800
Total loss-to-receivables ratio (including other) — managed	0.97%	0.89%	1.10%	0.75%
Most of our charge-offs are related to retail installment sale and lease contracts. Charge-offs depend on the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts.
In the third quarter, charge-offs decreased from a year ago primarily reflecting lower losses in the United States, offset partially by higher losses in Europe. The charge-off decrease in the United States reflected lower severity and lower other charge-offs, offset partially by higher repossessions and higher wholesale and dealer loan charge-offs. Charge-offs in Europe increased primarily reflecting higher wholesale charge-offs and non-recurrence of recoveries in Germany.
In the first nine months, charge-offs increased from a year ago reflecting higher losses in Europe, offset partially by lower losses in the United States. The charge-off increase in Europe reflected higher losses in Spain and Germany. Charge-offs in the United States decreased due to lower severity and lower other charge-offs, offset partially by higher repossessions, higher wholesale and dealer loan charge-offs, and lower recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was approximately 64% of our worldwide on-balance sheet portfolio of retail installment receivables and net investment in operating leases at September 30, 2009. In the third quarter of 2009, on-balance sheet charge-offs were lower compared to the same period a year ago primarily due to lower severity and lower other charge-offs, offset partially by higher repossessions. Severity was lower by $2,900 per unit, mainly due to improvements in auction values in the used vehicle market.

	Third Quarter		First Nine Months
	2009	2008	2009	2008
On-Balance Sheet
Charge-offs (in millions)	$136	$216	$485	$531
Loss-to-receivables ratio	1.15%	1.53%	1.31%	1.23%

Other Metrics — Serviced
Repossessions (in thousands)	24	21	71	59
Repossession ratio (a)	3.15%	2.40%	2.96%	2.20%
Severity (b)	$7,300	$10,200	$8,400	$9,600
New bankruptcy filings (in thousands)	13	10	36	27
Over-60 day delinquency ratio (c)	0.24%	0.25%	0.25%	0.22%

Memo:
Charge-offs — managed (in millions)	$136	$221	$487	$553
Loss-to-receivables ratio — managed	1.15%	1.52%	1.31%	1.23%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Average loss per disposed repossession.

(c)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
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

	September 30,	December 31,
	2009	2008
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$1,637	$1,610
Wholesale	51	55
Other	27	3

Total allowance for credit losses	$1,715	$1,668

As a Percentage of End-of-Period Receivables
Retail installment and lease	2.18%	1.82%
Wholesale	0.27	0.20
Total including other	1.79%	1.40%
The allowance for credit losses is primarily a function of portfolio quality, historical loss performance, and receivable levels. While the credit quality of our retail and lease originations remains high, our allowance for credit losses has increased from 2008. The increase in allowance for credit losses is consistent with the increase in charge-offs and includes about $260 million primarily reflecting higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared to historical trends used in our models.

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
The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for about 97% of our total investment in operating leases at September 30, 2009:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(in thousands)
Placements	11	68	46	287
Terminations	95	97	297	301
Returns	73	84	249	257

Memo:
Return rates	77%	86%	84%	85%
In the third quarter of 2009, placement volumes were down 57,000 units compared with the same period a year ago, primarily reflecting lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, and changes in Ford’s marketing programs which emphasized retail installment sale contracts.
In the third quarter of 2009, termination volumes were down 2,000 units compared with the same period a year ago, reflecting lower volumes for Jaguar, Land Rover, and Volvo brand vehicles. Return volumes were also down 11,000 units, reflecting lower overall return rates, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.
In the first nine months of 2009, placement volumes were down 241,000 units compared with the same period a year ago. Termination volumes decreased 4,000 units compared with the same period a year ago. Return volumes decreased 8,000 units compared with the same period a year ago, reflecting lower return rates and lower terminations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant third quarter 2009 vehicle mix for lease terms comprising about 61% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(in thousands)
Returns
24-Month term	12	18	43	71
36-Month term	11	15	53	43
39-Month/Other term	10	6	27	16

Total returns	33	39	123	130

Memo:
Return rates	70%	88%	81%	87%

Auction Values at Constant Third Quarter 2009
Vehicle Mix
24-Month term	$19,730	$16,920	$18,330	$17,205
36-Month term	14,825	12,880	13,450	13,010
In the third quarter of 2009, Ford, Lincoln and Mercury brand U.S. return volumes were down 6,000 units compared with the same period a year ago, primarily reflecting a lower return rate, down 18 percentage points to 70%, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase. Auction values at constant third quarter 2009 mix were up $2,800 per unit from year ago levels for vehicles under 24-month leases and up $1,900 per unit for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market. Auction values, at constant third quarter 2009 mix, improved compared with the second quarter of 2009 for vehicles under 24-month and 36-month leases by $1,200 per unit.
In the first nine months of 2009, trends and causal factors compared with the same period a year ago were consistent with those described above. While vehicle auction values were up significantly from 2008 levels, we expect them to remain volatile.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Credit Ratings
Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the Securities and Exchange Commission (“SEC”):
•	DBRS Limited (“DBRS”);
•	Fitch, Inc. (“Fitch”);
•	Moody’s Investors Service, Inc. (“Moody’s”); and
•	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (“S&P”).
In July 2009, S&P changed the outlook assigned to us to developing from negative. In August 2009, Fitch changed the outlook assigned to us to stable from negative and revised the senior unsecured credit rating assigned to us to B from B-. Also in August 2009, DBRS changed the trend assigned to us to stable from negative. In September 2009, Moody’s placed the ratings assigned to us under review for a possible upgrade.
On November 2, 2009, DBRS placed the ratings assigned to us under review with positive implications; Fitch changed the outlook assigned to us to positive from stable; and Moody’s upgraded the senior unsecured credit rating assigned to us to B3 from Caa1, while keeping the long-term ratings assigned to us under review for a further possible upgrade. On November 3, 2009, S&P upgraded the senior unsecured credit rating assigned to us to B- from CCC+ with a stable outlook.
The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody’s			S&P
	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
	Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term	Term	Outlook
Dec. 2008	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+	NR	Negative
July 2009	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+	NR	Developing
Aug. 2009	B (low)	R-5	Stable	B	C	Stable	Caa1	NP	Negative	CCC+	NR	Developing
Sep. 2009	B (low)	R-5	Stable	B	C	Stable	Caa1	NP	Review	CCC+	NR	Developing
Nov. 2009	B (low)	R-5	Positive	B	C	Positive	B3	NP	Review	B-*	NR	Stable

*	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of B, maintaining a one notch differential versus Ford Credit.
The NRSROs also assign ratings to the securities issued in our public securitization transactions and in some of our private securitization transactions. In September 2009, Moody’s downgraded certain notes issued in FCE’s wholesale securitization programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding
Overview
Our funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity. As a result of lower unsecured credit ratings assigned to us over the past few years, our unsecured funding costs have increased over time. While we have accessed the unsecured debt market when available, we have increased our use of securitization funding as this has been more cost effective than unsecured funding and has allowed us access to a broad investor base. We plan to meet most of our 2009 funding requirements through securitization transactions, a significant portion of which will consist of eligible issuances pursuant to government-sponsored securitization funding programs. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing). We are continuing to explore and execute such alternative business arrangements. We also have applied for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation. Our application is pending.
Consistent with the overall market, we have been impacted by volatility and disruptions in the asset-backed securities markets since August 2007. The global credit crisis has presented many challenges, including reduced access to public and private unsecured and securitization markets, a significant increase in the credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on our committed liquidity programs, higher enhancements resulting in reduced net proceeds from securitization transactions, shorter maturities in our public and private securitization issuances in certain circumstances, and a reduction in our capacity to obtain derivatives to manage market risk, including interest rate risk, in our securitization programs.
While challenges remain, we continue to see improvement in the capital markets for the second consecutive quarter evidenced by improvement in market access and credit spreads, including: three unsecured debt issuances for about $4 billion with significantly improved credit spreads from the first to the most recent; increasingly tighter spreads on the top-rated tranches of our U.S. retail securitization transactions; our first public wholesale securitization transaction since 2006; and the sale of over $150 million of subordinated notes from our September 2009 public retail securitization transaction.
In the third quarter of 2009, we also experienced higher renewal rates for our committed liquidity programs. During the third quarter of 2009, we had about $8 billion of committed capacity programs up for renewal, including about $1 billion that was originally scheduled to renew later in the year, of which we renewed about $6 billion or 78%. About $4 billion, or about 10%, of our committed capacity is up for renewal during the fourth quarter of 2009. Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities mature. Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate. Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain derivatives to manage the interest rate risk. For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 2008 10-K Report.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including:
•	Continued disruption in the market for the types of asset-backed securities used in our asset-backed funding;
•	Continued disruption in the capital markets beyond the conclusion of the government-sponsored funding programs; or
•	Potential impact of industry events on our ability to access debt and derivative markets or renew our committed liquidity programs in sufficient amounts and at competitive rates.
As a result, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate, thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Government-Sponsored Securitization Funding Programs
Although we will continue to utilize government-sponsored securitization funding programs in the near term, we expect to rely less on these funding sources in the future and to derive more funding from public and private securitization and unsecured markets.
The U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) became effective in March 2009. Much of our public securitization issuance in the United States during 2009 has been and will be eligible for TALF. Through October 31, 2009, we completed six TALF-eligible securitization transactions totaling $10.3 billion, including about $8 billion of retail loan securitization transactions, $1.5 billion in October 2009 for a wholesale securitization transaction, and about $800 million for a lease securitization transaction.
At September 30, 2009, FCE had $2.2 billion of outstanding short-term funding under the European Central Bank’s (“ECB”) open market operations program backed by retained rated securitization notes of $2.1 billion and wholesale receivables of about $100 million.
In September 2009, Ford Credit Australia received access to the Australian government-sponsored “OzCar” program. The AU$550 million program provides asset-backed wholesale funding, subject to wholesale asset levels. This program is available until June 30, 2010.
In January 2009, the Canadian government announced the C$12 billion Canadian Secured Credit Facility, which is intended to provide asset-backed funding for automotive and commercial loans and leases. Given our present ability to access the Canadian public and private securitization markets, we do not plan to participate in this program.
In October 2008, we registered to sell up to $16 billion of FCAR asset-backed commercial paper to the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”). Commercial paper sold to the CPFF is for a term of 90 days and as announced by the Federal Reserve in June 2009 sales can be now be made through February 1, 2010. At September 30, 2009, we do not have any FCAR asset-backed commercial paper issued to the CPFF.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Portfolio
Our outstanding debt and off-balance sheet securitization transactions were as follows on the dates indicated:

	September 30,	December 31,
	2009	2008
	(in billions)
Debt
Asset-backed commercial paper (a)(b)	$6.6	$11.5
Other asset-backed short-term debt (a)	5.2	5.6
Ford Interest Advantage	3.1	2.0
Other short-term debt	0.8	1.1

Total short-term debt	15.7	20.2
Unsecured long-term debt (including notes payable within one year)	42.9	51.2
Asset-backed long-term debt (including notes payable within one year) (a)	44.8	55.1

Total debt	103.4	126.5

Off-Balance Sheet Securitization Transactions
Securitized off-balance sheet portfolio	0.1	0.6
Retained interest	(0.1)	(0.1)

Total off-balance sheet securitization transactions	0.0	0.5

Total debt plus off-balance sheet securitization transactions	$103.4	$127.0

Ratios
Securitized funding to managed receivables	60%	62%
Short-term debt and notes payable within one year to total debt	47	50
Short-term debt and notes payable within one year to total capitalization	42	46

(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(b)	At September 30, 2009, we did not have any asset-backed commercial paper sold to the CPFF. At December 31, 2008, includes asset-backed commercial paper sold to the CPFF of $7 billion.
At September 30, 2009, unsecured long-term debt (including notes payable within one year) was down about $8 billion from year-end 2008, primarily reflecting about $12 billion of debt maturities and repurchases, offset partially by about $4 billion of new unsecured long-term debt issuance. Unsecured long-term debt maturities were as follows: 2009 — $4 billion; 2010 — $8 billion; 2011 — $12 billion; and the remainder thereafter.
At September 30, 2009, asset-backed long-term debt (including notes payable within one year) was down about $10 billion from year-end 2008, reflecting amortization of asset-backed debt in excess of asset-backed long-term debt issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions:

	September 30, 2009			December 31, 2008
	Cash and			Cash and
	Cash		Related	Cash		Related
	Equivalents	Receivables	Debt	Equivalents	Receivables	Debt
	(in billions)
On-Balance Sheet Securitization Transactions (a)
Finance Receivables
North America Segment
Retail installment	$2.2	$36.8	$29.7	$2.2	$42.6	$35.2
Wholesale (b)	0.7	9.6	5.9	0.3	13.3	11.1

Total North America Segment — finance receivables	2.9	46.4	35.6	2.5	55.9	46.3
International Segment
Retail installment	1.4	10.7	7.8	1.1	9.0	7.4
Wholesale (b)	0.5	5.9	3.7	0.9	8.8	6.5

Total International Segment — finance receivables	1.9	16.6	11.5	2.0	17.8	13.9

Total finance receivables	4.8	63.0	47.1	4.5	73.7	60.2
Net investment in operating leases	1.3	13.9	9.5	1.0	15.6	12.0

Total on-balance sheet arrangements (c)	$6.1	$76.9	$56.6	$5.5	$89.3	$72.2

(a)	Most of our securitization transactions do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in our financial statements. Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants. These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our on-balance sheet securitization transactions, see Note 5 of our Notes to the Financial Statements.

(b)	The amount of our participation interest fluctuates based on the outstanding receivable and debt levels of the respective trusts.

(c)	Includes assets pledged as collateral of $3.6 billion and $1.4 billion and the related secured debt arrangements of $2.4 billion and $1.1 billion as of September 30, 2009 and December 31, 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Term Funding Plan
The following table shows our public and private term funding issuances in 2008 and through October 31, 2009, and our planned issuances for full year 2009:

	2009
	Full Year	Through	2008
	Forecast	October 31,	Actual
	(in billions)
Public Term Funding
Unsecured	$4 - 5	$4	$2
Securitization Transactions (a)	14 - 16	13	11

Total public term funding	$18 - 21	$17	$13

Private Term Funding (b)	$9 - 10	$9	$29

(a)	Reflects new issuance; excludes other structured financings.

(b)	Includes private term debt, securitization transactions, other structured financings, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper programs.
Through October 31, 2009, we completed about $17 billion of public term funding transactions, including about $10 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe, about $2 billion of wholesale asset-backed securitization transactions in the United States, about $1 billion of lease asset-backed securitization transactions in the United States and Germany, and about $4 billion of unsecured issuances.
Through October 31, 2009, we completed about $9 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program) in several markets, including about $4 billion in Canada. These private transactions included retail, lease, and wholesale asset-backed securitization transactions.
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

	September 30,	December 31,
	2009	2008
	(in billions)
Cash, cash equivalents, and marketable securities*	$23.4	$23.6

Committed liquidity programs	$23.3	$28.0
Asset-backed commercial paper (“FCAR”)	10.4	15.7
Credit facilities	1.3	2.0

Committed capacity	$35.0	$45.7

Committed capacity and cash	$58.4	$69.3
Less: Capacity in excess of eligible receivables	(7.7)	(4.8)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(6.1)	(5.5)

Liquidity	$44.6	$59.0
Less: Utilization	(20.7)	(37.6)

Liquidity available for use	$23.9	$21.4

*	Excludes marketable securities related to insurance activities.
At September 30, 2009, committed capacity and cash shown above totaled $58.4 billion, of which $44.6 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $7.7 billion and cash required to support on-balance sheet securitization transactions of $6.1 billion). At September 30, 2009, $20.7 billion was utilized, leaving $23.9 billion available for use (including $17.3 billion of cash, cash equivalents and marketable securities, but excluding marketable securities related to insurance activities, and cash and cash equivalents to support on-balance sheet securitization transactions). At September 30, 2009, our liquidity available for use was greater than year-end 2008 by $2.5 billion, as debt maturities and cash payments were lower than the impact of lower receivables and new debt issuances. The increase in liquidity available for use from year-end 2008 also included a $630 million cumulative adjustment, reflected in the first quarter of 2009, to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods. For additional information on this correction, refer to the Consolidated Statement of Cash Flows. Liquidity available for use was about 25% of managed receivables, compared with 18% at year-end 2008. In addition to the $23.9 billion of liquidity available for use, the $7.7 billion of capacity in excess of eligible receivables provides us with an alternative for funding future purchases or originations and gives us flexibility to shift capacity to alternate markets and asset-classes.
Cash, Cash Equivalents, and Marketable Securities. At September 30, 2009, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $23.4 billion, compared with $23.6 billion at year-end 2008. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, U.S. Treasury bills, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash and cash equivalents include amounts to be used only to support our on-balance sheet securitization transactions of $6.1 billion at September 30, 2009 and $5.5 billion at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail or wholesale assets for proceeds of up to $19.3 billion at September 30, 2009 ($10.7 billion retail and $8.6 billion wholesale) of which $7.9 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $14.8 billion having maturities within the next twelve months (of which $4.9 billion relates to FCE commitments), and the balance having maturities between November 2010 and October 2011. While there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs, our capacity in excess of eligible receivables would enable us to absorb some reductions. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for securitization transactions. At September 30, 2009, $11.3 billion of these commitments were in use. These programs generally are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.
In addition, we have a committed liquidity program for the purchase of up to $4 billion of asset-backed securities which is committed until December 2010 and at our option can be supported with various retail, wholesale, or lease assets. Our ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit our ability to obtain funding. At September 30, 2009, we had $2.1 billion of outstanding funding in this program.
Credit Facilities
Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	September 30,	December 31,
	2009	2008
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.0	$0.3
FCE bank lines	1.3	1.7
Utilized amounts	(0.6)	(0.6)

Available credit facilities	$0.7	$1.4

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$10.4	$15.7
At September 30, 2009, we and our subsidiaries, including FCE, had $1.3 billion of contractually-committed unsecured credit facilities with financial institutions, of which $671 million were available for use. Of the lines available for use, $273 million expire in 2010, $338 million expire in 2011, and $60 million expire in 2012. Of the $1.3 billion of contractually-committed credit facilities, almost all are FCE worldwide credit facilities. The FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect majority owned subsidiaries. FCE will guarantee any such borrowings. All of the FCE worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit FCE’s ability to obtain funding.
In addition, at September 30, 2009, we had $10.4 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program. This includes $114 million provided by Lehman Brothers Bank, FSB (“Lehman Brothers Bank”), which is guaranteed by Lehman Brothers Holdings Inc. (“Lehman”). On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Of the $10.4 billion of contractually-committed liquidity facilities, $4.4 billion are committed through June 28, 2010, $174 million are committed through June 30, 2011, and $5.8 billion are committed through June 29, 2012. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At September 30, 2009, $10 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities, and the remaining FCAR bank liquidity facilities of $412 million were available to support FCAR’s purchase of our asset-backed securities. At September 30, 2009, the outstanding commercial paper balance for the FCAR program was $6.7 billion, of which $98 million was held by us.
Liquidity Risks
Refer to the “Liquidity” section of Item 7 of Part II of our 2008 10-K Report for a list of factors that could affect our liquidity.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions, excluding sales of businesses and liquidating portfolios) since January 2007, which is consistent with our plan to execute on-balance sheet securitization transactions. For additional information on our off-balance sheet arrangements, refer to Notes 5 and 7 of our Notes to the Financial Statements.

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
We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial		Total Debt

Statement	=	Equity
Leverage
Retained
Interest in
				Securitized		Securitized		Cash,		Adjustments for
				Off-balance		Off-balance		Cash Equivalents		Derivative
		Total Debt	+	Sheet	-	Sheet	-	and Marketable	-	Accounting
				Receivables		Receivables		Securities (a)		on Total Debt (b)
Managed Leverage	=

Adjustments for
						Equity	-	Derivative
Accounting
on Equity (b)

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2009	2008

Total debt	$103.4	$126.5
Equity	10.5	10.6
Financial statement leverage (to 1)	9.9	12.0
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2009	2008

Total debt	$103.4	$126.5
Securitized off-balance sheet receivables outstanding	0.1	0.6
Retained interest in securitized off-balance sheet receivables	—	(0.1)
Adjustments for cash, cash equivalents, and marketable securities (a)	(23.4)	(23.6)
Adjustments for derivative accounting (b)	(0.4)	(0.4)

Total adjusted debt	$79.7	$103.0

Equity	$10.5	$10.6
Adjustments for derivative accounting (b)	(0.1)	(0.2)

Total adjusted equity	$10.4	$10.4

Managed leverage (to 1)	7.7	9.9

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2009, our managed leverage was 7.7 to 1, compared with 9.9 to 1 at December 31, 2008. Our managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford. In the third quarter of 2009, we paid a cash distribution of $400 million and a non-cash distribution of $31 million for our ownership interest in AB Volvofinans to our parent. For additional information on our planned distributions, see the “Outlook” section of Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Accounting Standards Codification
FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Issued in June 2009, this standard establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP, superseding all previously issued authoritative guidance. All references to pre-Codification GAAP in our financial statements are replaced with descriptive titles.
Accounting Standards Issued But Not Yet Adopted
Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. Issued in June 2009, this standard provides greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. The standard also removes the concept of a qualifying special-purpose entity from U.S. GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement with the transferred financial assets and the related risks retained. This standard applies to transfers occurring on or after January 1, 2010, and early adoption is prohibited.
Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. Issued in June 2009, this standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach that is primarily qualitative. The standard also requires ongoing reassessments to determine if a company must consolidate a variable interest entity. In addition, it requires a company to provide additional disclosures about its involvement with variable interest entities. The standard is effective for us as of January 1, 2010, and early adoption is prohibited. We continue to address the potential impact of this standard on our financial condition, results of operations, and financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Outlook
We expect to be profitable in the fourth quarter of 2009. We anticipate managed receivables at year-end 2009 to be in the range of $90 billion to $95 billion, consistent with managed receivables of $94 billion at September 30, 2009. Subject to our funding plan risks, described above in “Funding — Overview,” we expect the funding structure required for this level of managed receivables at year-end 2009 to be the following (in billions, except for percentages):

December 31,
2009
Funding Structure
Ford Interest Advantage	$ ~ 3
Asset-backed commercial paper	~ 6
Term asset-backed securities	46 – 50
Term debt and other	41 – 45
Equity	~ 11
Cash, cash equivalents, and marketable securities*	(17) – (20)

Total funding structure	$90 – 95

Memo:
Securitized funding as a percentage of managed receivables	58 – 60%

*	Excludes marketable securities related to insurance activities.
We expect to pay total distributions of about $3 billion in 2009 — 2010, which includes a first quarter of 2009 non-cash distribution of about $1.1 billion and in the third quarter of 2009 a cash distribution of $400 million and non-cash distribution of $31 million for our ownership interest in AB Volvofinans. This is an increase from the $2 billion of planned distributions in 2009 — 2010 reported in the “Outlook” section of Item 2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2009. The increase in planned distributions is based on the improved funding environment and our lower managed leverage. We will continue to balance future distributions with the successful execution of our funding plan.
We expect reduced profits in 2010 based on lower average receivables and non-recurrence of certain favorable 2009 factors.

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
Other Financial Information
With respect to the unaudited financial information of Ford Motor Credit Company as of September 30, 2009 and for the three- and nine-month periods ended September 30, 2009 and 2008, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 6, 2009 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our 2008 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.
Currency Exchange Rate Risk
At September 30, 2009, our cross-border intercompany loans were fully hedged, compared to unhedged loans of $3.8 billion at the end of the second quarter of 2009. Our fully hedged position was achieved through implementation of alternate hedging structures and continued reduction in intercompany loans resulting from local funding actions. As a result, we believe our market risk exposure relating to changes in currency exchange rates is insignificant. Our overall currency exposure and our hedging requirements will reduce as we continue to work on funding our operations locally and explore alternative business arrangements in markets where local funding is not available.
Interest Rate Risk
To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2009, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by $8 million over the next twelve months, compared with $28 million at December 31, 2008. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
We had no material changes in business processes or practices during the third quarter of 2009 that resulted in or likely would result in significant changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION
Effective September 1, 2009, we ceased retail financing in the Taiwan market; we will continue to service existing retail installment sale contracts. We will also cease wholesale financing in Taiwan, but will support existing dealers’ wholesale financing in order to allow time for these dealers to obtain alternative financing. At September 30, 2009, the Taiwan retail installment portfolio represented less than one-half of one percent of our worldwide retail installment and net investment in operating lease portfolio and about 1% of the International Segment retail installment and net investment in operating lease portfolio.
On October 1, 2009, we sold our retail portfolio in Australia to Macquarie Bank Limited. We will continue to service the portfolio through a transitional period expected to end on December 31, 2009, and will continue to support existing dealers’ wholesale financing. At September 30, 2009, the Australia retail portfolio represented about 1% of our worldwide retail installment and net investment in operating lease portfolio and about 6% of the International Segment retail installment and net investment in operating lease portfolio.
Effective December 1, 2009, we will cease retail financing for Volvo in the U.S. market. We will continue to service the existing retail installment and operating lease contracts as this portion of our portfolio liquidates. This decision presently does not affect wholesale financing to Volvo dealers who have existing wholesale financing arrangements with us. At September 30, 2009, the U.S. Volvo retail installment and operating lease portfolio represented about 1% of our worldwide retail installment and net investment in operating lease portfolio and of the North America Segment retail installment and net investment in operating lease portfolio.
In the fourth quarter of 2009, we will begin to cease retail financing in the Mexico market, and all new retail installment sale contracts originated under the Ford Credit brand will be processed through BBVA Bancomer. At September 30, 2009, the Mexico retail installment and operating lease portfolio represented about 1% of our worldwide retail installment and net investment in operating lease portfolio and about 6% of the International Segment retail installment and net investment in operating lease portfolio.
Additional information about Ford can be found in Ford’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed separately with the SEC and incorporated by reference as an exhibit to this Report (without Financial Statements or Exhibits).

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Kenneth R. Kent Kenneth R. Kent
Vice Chairman, Chief Financial Officer and Treasurer

Date:	November 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:
We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statement of operations and consolidated statement of comprehensive income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of shareholder’s interest/equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
November 6, 2009

FORD MOTOR CREDIT COMPANY LLC
EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated November 6, 2009, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 — 4 of Part I and Items 1, 2 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. File No. 1-3950.