Form 10-K
period 2009-12-31
FORD MOTOR CREDIT CO LLC
filed 2010-02-25
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our primary financing products fall into three categories:
•	Retail financing — purchasing retail installment sale and lease contracts from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchasers, to lease or purchase vehicle fleets;

•	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing; and

•	Other financing — making loans to dealers for working capital, improvements to dealership facilities, and to purchase or finance dealership real estate.
We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, purchase certain receivables of Ford and its subsidiaries and provide insurance services related to our financing programs.
We earn our revenue primarily from:
•	Payments made under retail installment sale and lease contracts that we purchase;

•	Interest supplements and other support payments from Ford and affiliated companies on special-rate financing programs; and

•	Payments made under wholesale and other dealer loan financing programs.
Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions, and market conditions. We divide our business segments based on geographic regions: Ford Credit North America (“North America Segment”) and Ford Financial International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. For additional financial information regarding our operations by business segments and operations by geographic regions, see Note 19 of our Notes to the Financial Statements.
North America Segment
We do business throughout the United States and Canada. Our United States operations accounted for 64% and 65% of our total managed receivables at year-end 2009 and 2008, respectively, and our Canadian operations accounted for about 11% and 9% of our total managed receivables at year-end 2009 and 2008, respectively. Managed receivables include on-balance sheet receivables, excluding unearned interest supplements related to finance receivables, and securitized off-balance sheet receivables that we continue to service. For additional information on how we review our business performance, including on a managed basis, refer to the “Results of Operations” section of Item 7 of Part II of our 10-K Report.
In the United States and Canada, under the Ford Credit brand name, we provide financing services to and through dealers of Ford, Lincoln and Mercury brand vehicles and non-Ford vehicles also sold by these dealers and their affiliates. We provide similar financial services under the Volvo brand name to and through Volvo dealers.

Item 1. Business (Continued)
International Segment
Our International Segment includes operations in three main regions: Europe, Asia-Pacific, and Latin America. Our Europe region is our largest international operation, accounting for about 22% of our total managed receivables at year-end 2009 and 2008. Within the International Segment our Europe region accounted for 88% and 85% of our managed receivables at year-end 2009 and 2008, respectively. Most of our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and has active branches in 11 other European countries. In addition, FCE has operating subsidiaries in Hungary, Poland, and the Czech Republic that provide a variety of wholesale, leasing and retail vehicle financing. FCE also has subsidiaries in Sweden and the United Kingdom. In our largest European markets, Germany and the United Kingdom, FCE offers most of our products and services under the Ford Credit/Bank brand. In the U.K., FCE also offers products and services under the Volvo Car Finance brand while in Germany this is provided through a different Ford subsidiary. For additional information on Jaguar, Land Rover, Mazda, and Volvo, refer to the “Overview — Our Response” section of Item 7 of Part II of our 10-K Report. FCE generates most of our European revenue and contract volume from Ford Credit/Bank brand products and services. FCE, through our Worldwide Trade Financing division, provides financing to distributors/importers in countries where typically there is no established local Ford presence. The Worldwide Trade Financing division currently provides financing in over 70 countries. In addition, other private label operations and alternative business arrangements exist in some European markets. In the Asia-Pacific region, we operate in Australia and China. In the Latin America region, we operate in Mexico, Brazil, and Argentina. We have joint ventures with local financial institutions and other third parties in various locations around the world.
Dependence on Ford
The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford’s business, operations, production, sales and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2009 (“Ford’s 2009 10-K Report”), filed separately with the SEC and incorporated by reference as an exhibit to our 2009 10-K Report (without financial statements and exhibits).
Ford has sponsored special-rate financing programs available only through us. Similar programs may be offered in the future. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford vehicles. Our funding costs have increased compared with our competition; this has increased our reliance on Ford-sponsored special-rate financing programs offered exclusively through us. For additional information regarding interest supplements and other support costs earned from affiliated companies, see Note 18 of our Notes to the Financial Statements.
Competition
The automotive financing business is highly competitive due in part to web-based credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. Our principal competitors for retail and wholesale financing are:

Retail	Wholesale
• Banks	• Banks

• Independent finance companies	• Other automobile manufacturers’ affiliated finance companies

• Credit unions and savings and loan associations	• Credit unions

• Leasing companies

• Other automobile manufacturers’ affiliated finance companies
We compete mainly on the basis of service and financing rate programs, including those sponsored by Ford. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. Through these policies we have built strong relationships with Ford’s dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables, and accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to optimize our competitive position. Ford sponsored special-rate financing programs available only through us gives us a competitive advantage in providing financing to Ford dealers and their customers.

Item 1. Business (Continued)
Seasonal Variations
As a finance company, we own and manage a large portfolio of finance receivables and operating leases that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments. As a result, our overall financing revenues do not exhibit seasonal variations.
Retail Financing
Overview and Purchasing Process
We provide financing services to retail customers through automotive dealers that have established relationships with us. Our primary business consists of purchasing retail installment sale and lease contracts for new and used vehicles mainly from Ford, Lincoln and Mercury dealers. We report in our financial statements the receivables from customers under installment sale contracts and certain leases with fleet customers as finance receivables. We report in our financial statements most of our retail leases as net investment in operating leases with the capitalized cost of the vehicles recorded as depreciable assets.
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
Retail Installment Sale Contracts
The amount we pay for a retail installment sale contract is based on a negotiated vehicle purchase price agreed to between the dealer and the retail customer, plus any additional products, such as insurance and extended service plans, that are included in the contract, less any vehicle trade-in allowance or down payment from the customer applied to the purchase price. The net purchase price owed by the customer typically is paid over a specified number of months with interest at a fixed rate negotiated between the dealer and the retail customer. The dealer may retain a limited portion of the finance charge.
We offer a variety of retail installment sale financing products. In the United States, retail installment sale contract terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 24 to 72 months. The average original term of our retail installment sale contracts was 58 months and 60 months in the United States for contracts purchased in 2009 and 2008, respectively. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance their vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any. We sell vehicles returned to us to Ford and non-Ford dealers through auctions. Customers who choose our retail balloon product may also qualify for special-rate financing offers from Ford.
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
In the United States, retail operating lease terms for new Ford, Lincoln and Mercury brand vehicles range primarily from 24 to 48 months. In 2009 and 2008, the average original lease term for contracts purchased was 37 months and 35 months, respectively.
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

Item 1. Business (Continued)
Wholesale Financing
We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory. We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 72 days in 2009 compared with 73 days in 2008. Our wholesale financing program includes financing of large multi-brand dealer groups that are some of our largest wholesale customers based on the amount financed.
When a dealer uses our wholesale financing program to purchase vehicles we obtain a secured interest in the vehicles and, in many instances, other assets of the dealer. Our subsidiary, The American Road Insurance Company (“TARIC”), generally provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed by us.
Other Financing
We make loans to dealers for improvements to dealership facilities, working capital and the purchase and financing of dealership real estate. These loans are included in other finance receivables in our financial statements. These loans typically are secured by mortgages on dealership real estate, secured interests in other dealership assets and sometimes personal guarantees from the individual owners of the dealership.
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
Payment Extensions. We may offer payment extensions to customers who have encountered temporary financial difficulty that limits their ability to pay as contracted. Each month about 1-2% of our U.S. retail contracts outstanding are granted payment extensions. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Following a payment extension, the customer’s account is no longer delinquent. Before agreeing to a payment extension, the service representative reviews the customer’s payment history, current financial situation, and assesses the customer’s desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. Regional business center managers review, and generally must approve, payment extensions outside these guidelines.
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

Item 1. Business (Continued)
Wholesale and Commercial. In the United States and Canada, we require dealers to submit monthly financial statements that we monitor for potential credit deterioration. We assign an evaluation rating to each dealer, which among other things determines the frequency of physical audits of vehicle inventory. We electronically audit vehicle inventory utilizing integrated systems allowing us to access information from Ford reported sales. We monitor dealer inventory financing payoffs daily to detect deviations from typical repayment patterns and take appropriate actions. We provide services to fleet purchasers, leasing companies, daily rental companies, and other commercial customers. We generally review our exposure under these credit arrangements at least annually. In our international markets, this business is governed by the respective regional offices, executed within the local markets, and similar risk management principles are applied.
Insurance
We conduct insurance operations primarily through TARIC in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:
•	Contractual liability insurance on extended service contracts and, in the state of Florida, extended service plan contracts;

•	Physical damage insurance covering vehicles at dealers’ locations and vehicles in-transit between final assembly plants and dealers’ locations; and

•	Physical damage/liability reinsurance covering Ford dealer daily rental vehicles.
We also offer various Ford branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. In addition, TARIC has provided to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds, and self-insurance workers’ compensation bonds. Premiums from our insurance business generated approximately 1% of our total revenues in 2009 and 2008.
Employee Relations
Our full-time employees numbered approximately 8,200 and 10,200 at year-end 2009 and 2008, respectively. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.
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

Item 1. Business (Continued)
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

Item 1. Business (Continued)
Transactions with Ford and Affiliates
On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement (“Support Agreement”) (formerly known as the Amended and Restated Profit Maintenance Agreement). Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1. A copy of the Support Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and is incorporated by reference herein as an exhibit. No capital contributions have been made to us pursuant to the Support Agreement. In addition, we have an agreement to maintain FCE’s net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2007 through 2009 periods.
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
More information about transactions between us and Ford and other affiliates is contained in Note 18 of our Notes to the Financial Statements, “Business — Overview”, “Business — Retail Financing”, “Business — Other Financing” and the description of Ford’s business in Exhibit 99.

ITEM 1A. RISK FACTORS
We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:
A Prolonged Disruption of the Debt and Securitization Markets — Government-sponsored securitization funding programs (e.g., the U.S. Federal Reserve’s Commercial Paper Funding Facility — “CPFF” and the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility — “TALF”) intended to improve conditions in the capital markets are scheduled to expire in 2010. If, due to the expiration of such programs or otherwise, there is a prolonged disruption of the debt and securitization markets, we would consider further reducing the amount of receivables we purchase or originate. A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles. To the extent our ability to provide wholesale financing to Ford’s dealers or retail financing to those dealers’ customers is limited, Ford’s ability to sell vehicles would be adversely affected.
Inability to Access Debt, Securitization or Derivative Markets Around the World at Competitive Rates or in Sufficient Amounts due to Credit Rating Downgrades, Market Volatility, Market Disruption or Otherwise — The lower credit ratings assigned to us over the past several years have increased our unsecured borrowing costs and have caused our access to the unsecured debt markets to be more restricted. In response, we have increased our use of securitization transactions (including other structured financings) and other sources of funding. Our ability to obtain funding under our committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, we may need to reduce the amount of receivables we purchase or originate. In addition, we would need to reduce the amount of receivables we purchase or originate if there is a significant decline in the demand for the types of securities we offer or we are unable to obtain derivatives to manage the interest rate risk associated with our securitization transactions. A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles. For additional information on market risk, refer to the “Market Risk” section of Item 7A of Part II of our 10-K Report.
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
Lower-Than-Anticipated Residual Values or Higher-Than-Expected Return Volumes for Leased Vehicles — We project expected residual values (including residual value support payments from Ford) and return volumes of the vehicles we lease. Actual proceeds realized by us upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to auction values, marketing programs for new vehicles, and general economic conditions. All of these, alone or in combination, have the potential to adversely affect our profitability.

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
Inability to Obtain Competitive Funding — Other institutions that provide automotive financing to certain of Ford’s competitors have access to relatively low-cost government-insured or other funding. For example, financial institutions with bank holding company status may have access to other lower cost sources of funding. Access by these competitors’ dealers and customers to financing provided by financial institutions with relatively low-cost funding that is not available to us could adversely affect our ability to support the sale of Ford vehicles at competitive cost and rates.
We Have Significant Exposure to Ford — At December 31, 2009, in the United States and Canada, Ford is obligated to pay us about $1 billion of interest supplements (including supplements related to sold receivables) and $180 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with $2.5 billion of interest supplements and about $450 million of residual value support at December 31, 2008, in each case for contracts purchased prior to January 1, 2008. The interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate. In the event Ford is unable to pay, fails to pay or is delayed in paying these amounts or any other obligations to us, our profitability, financial condition, and cash flow could be adversely affected.

Item 1A. Risk Factors (Continued)
Failure of Financial Institutions to Fulfill Commitments Under Committed Credit and Liquidity Facilities — As included in the “Liquidity” section of Item 7 of Part II of our 10-K Report, at December 31, 2009, we had $33.8 billion of committed liquidity programs, asset-backed commercial paper, and credit facilities of which $18.3 billion were utilized leaving $15.5 billion available for use for which we pay commitment fees. To the extent the financial institutions that provide these committed facilities and programs were to default on their obligation to fund the commitments, these facilities and programs would not be available to us.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have none to report.
ITEM 2. PROPERTIES
We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England, from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2009, our total future rental commitment under leases of real property was $76 million.
We operate in the United States through four regional business centers. Additionally, we operate in Canada through a service center and an origination center in Oakville, Ontario.
Our North American regional business and service centers are located in:

United States:	Colorado Springs, Colorado	Greenville, South Carolina
	Tampa, Florida	Nashville, Tennessee

Canada:	Edmonton, Alberta
Each of these centers generally services dealers and customers located within its region. All of our U.S. business centers are electronically linked and workload can be allocated across these centers. In addition, our Canadian service and origination centers share a similar electronic linkage and workload allocation capability.
We also have five specialty service centers in North America that focus on specific servicing activities:
•	Customer Service Center — Omaha, Nebraska;

•	Loss Prevention Centers — Henderson, Nevada and Irving, Texas;

•	National Bankruptcy Service Center — Dearborn, Michigan; and

•	National Recovery Center — Mesa, Arizona.
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
Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2009 with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, and liquidity.
In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our operations, financial condition, and liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2009 10-K Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Required.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2009, all of our Shares were owned by Ford Holdings, LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2009, and there is no market for our Shares. In 2009, we paid distributions of $1.5 billion, including cash and non-cash distributions. In 2008, we did not pay any distributions. Our Shares are pledged as collateral for Ford’s secured credit facilities.
ITEM 6. SELECTED FINANCIAL DATA
Not Required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Our primary objective remains to profitably and consistently support the sale of Ford, Lincoln and Mercury vehicles. Meeting this objective in 2009 was more difficult due to: the adverse impact of the worldwide credit crisis on the capital markets; low consumer confidence; lower consumer spending and reduced vehicle demand; higher repossessions; and the impact of our declining receivables on our ability to maintain a competitive cost structure.
Despite these challenges, we have been able to fund our business and support the sale of Ford vehicles. We have accomplished this by: using our committed liquidity programs; accessing capital markets for securitization transactions, much of which were supported by government-sponsored funding programs in the United States and Europe, and unsecured debt issuances; reducing our receivables; maintaining consistent risk management practices; and restructuring our business to maintain a competitive cost structure.
The Challenging Economic Environment
Consistent with the overall market, we have been impacted by volatility and disruptions in the capital markets since August 2007, particularly the asset-backed securitization market where we obtain the majority of our funding. The recent global credit environment has presented many challenges, including reduced access to capital markets, increased credit spreads associated with our funding, higher renewal costs on our committed liquidity programs, reduced net proceeds from securitization transactions due to greater enhancements, shorter maturities in our public and private securitization transactions in certain circumstances, and reduced capacity to obtain derivatives to manage market risk, including interest rate risk, in our securitization programs.
While challenges remain, we saw improvement in the capital markets in the last three quarters of 2009 evidenced by improvement in market access and credit spreads, including: four unsecured debt issuances in the United States and one in Europe totaling about $5 billion with significantly improved U.S. credit spreads from the first to the most recent; increasingly tighter spreads on the triple-A rated classes of our U.S. retail securitization transactions; a non-TALF public retail securitization transaction in November 2009; two European public retail securitization transactions in the fourth quarter of 2009; our first public wholesale securitization transaction since 2006 in October 2009; a two-year committed lease facility in December 2009; and the sale of over $150 million of subordinated notes from our September 2009 public retail securitization transaction.
In the United States, low consumer confidence and high unemployment have contributed to lower consumer spending and reduced vehicle demand. Sales of new vehicles in the United States declined about 20% in 2009 compared with 2008.
Our Response
More than half of our funding during 2009 was completed through our committed liquidity programs and government-sponsored funding programs due to constrained public and private securitization markets. Most of our public securitization issuance in the United States during 2009 was eligible for TALF and we also utilized the CPFF commercial paper program and the European Central Bank (“ECB”) open market operations program. In 2009, we completed six TALF-eligible securitization transactions totaling $10.3 billion and structured two transactions that provided $1.2 billion of additional funding through the ECB open market operations program. Our reliance on CPFF declined throughout 2009 and our last outstanding issuance matured in September 2009. Since the third quarter of 2009, we significantly reduced the use of government-sponsored securitization funding programs as our access to the public and private securitization and unsecured markets continued to improve. For additional information on our use of these programs, refer to the “Funding” section of Item 7 of Part II of our 10-K Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Our funding requirements have decreased as managed receivables declined to $95 billion at December 31, 2009 from $118 billion at year-end 2008. In 2009, lower global automotive industry sales resulted in fewer purchases of retail installment sale and lease contracts. In addition, as part of our commitment to support the sale of Ford, Lincoln and Mercury brand vehicles, Jaguar, Land Rover, Mazda, and Volvo began to transition their financing to other sources. We also continued our strategy to execute divestitures and alternative business arrangements in certain international markets where securitization and other funding availability were limited. We will continue to explore alternative business arrangements and divestitures. For additional information on our divestitures, see Note 14 of our Notes to the Financial Statements.
We continue to maintain consistent risk management practices, and continuously strive to improve our origination and servicing capabilities. For our retail and lease business, we use our risk management experience to test large sample sizes in developing proprietary origination scoring models which outperform generic scoring models. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and historical payment patterns. These models allow for more focused collection activity on higher risk accounts and further refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. The credit quality of our retail and lease originations remains high and our servicing practices remain sound. For our wholesale and dealer loan business, lower industry sales in the first half of 2009 had a significant adverse effect on dealer profitability and creditworthiness. Although market conditions remained challenging in the second half of 2009, there was some improvement in dealer financial performance. Our proprietary commercial risk scorecards use historical experience to predict a dealer’s ability to meet its financial obligations. Our scorecards are reviewed annually and continue to be highly predictive in the segmentation of dealer risk. In 2009, to improve our monthly monitoring process performed on all dealers, we developed a statistically driven monthly monitoring scorecard allowing more rapid identification of deteriorating dealer performance.
We are also taking steps to maintain a competitive cost structure. In 2009, we eliminated about 1,200 U.S. staff and agency positions within our servicing, sales, and central operations. In February 2010, we announced to our employees our plan to continue to reduce our staffing requirements in our U.S. operations to meet changing business conditions, including the decline in our receivables. We plan to eliminate about 1,000 additional staff and agency positions, or about 20% of our U.S. staff. The reductions will occur in 2010 through attrition, retirements, and involuntary separations. Restructuring in locations outside of the United States will continue as appropriate.

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
Business Performance
We review our business performance from several perspectives, including:
•	On-balance sheet basis — includes the receivables and leases we own and securitized receivables and leases that remain on our balance sheet (includes other structured financings and factoring transactions that have features similar to securitization transactions);

•	Securitized off-balance sheet basis — includes receivables sold in securitization transactions that, when sold, do not remain on our balance sheet;

•	Managed basis — includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables, and securitized off-balance sheet receivables that we continue to service (off-balance sheet retail receivables were about $100 million at December 31, 2009); and

•	Serviced basis — includes managed receivables and leases, and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.
We analyze our financial performance primarily on a managed and on-balance sheet basis. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, we have credit risk. As a result, we evaluate credit losses, receivables, and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities. To evaluate the performance of these activities, we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.
We measure the performance of our North America Segment and our International Segment primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. For additional information regarding our segments, see Note 19 of our Notes to the Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Full Year 2009 Compared with Full Year 2008
In 2009, our net income was $1.3 billion, compared with a net loss of $1.5 billion in 2008. On a pre-tax basis, we earned $2 billion in 2009, compared with a loss of $2.6 billion in 2008. The improvement in pre-tax earnings primarily reflected:
•	The non-recurrence of the 2008 impairment charge to our North America Segment operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion);

•	Lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values (about $1.9 billion);

•	A lower provision for credit losses primarily related to non-recurrence of higher severity offset partially by higher repossessions (about $800 million);

•	The non-recurrence of net losses related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($367 million);

•	Net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $300 million);

•	Lower net operating costs (about $200 million); and

•	Higher financing margin primarily attributable to lower borrowing costs (about $100 million).
These factors were offset partially by:
•	Lower volume primarily reflecting lower industry volumes, lower dealer stocks, the impact of divestitures and alternative business arrangements, and changes in currency exchange rates (about $1 billion);

•	The non-recurrence of the gain related to the sale of approximately half of our ownership interest in our Nordic operations (about $100 million); and

•	A valuation allowance for Australian finance receivables sold in 2009 (about $50 million).
For additional information on the 2008 impairment charge, refer to the “Results of Operations — Impairment of Net Investment in Operating Leases” section of Item 7 of Part II of our 10-K Report.
Results of our operations by business segment and unallocated risk management for 2009 and 2008 are shown below:

	Full Year
			2009
			Over/(Under)
	2009	2008	2008
	(in millions)
Income/(Loss) before income taxes
North America Segment	$1,905	$(2,749)	$4,654
International Segment	46	507	(461)
Unallocated risk management	50	(317)	367

Income/(Loss) before income taxes	2,001	(2,559)	4,560
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	722	(1,023)	1,745

Net income/(loss)	$1,279	$(1,536)	$2,815

The improvement in North America Segment pre-tax earnings primarily reflected non-recurrence of the impairment charge for operating leases, lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values, a lower provision for credit losses, net gains related to unhedged currency exposure from cross-border intercompany lending, higher financing margin, and lower operating costs. These factors were offset partially by lower volume.
The decrease in International Segment pre-tax earnings primarily reflected lower volume, a higher provision for credit losses primarily reflecting losses in Spain and Germany, lower financing margin primarily in Mexico, non-recurrence of a gain related to the sale of approximately half of our ownership interest in our Nordic operations, and a valuation allowance for Australian finance receivables sold in 2009. These factors were offset partially by lower operating costs.
The change in unallocated risk management income reflected the non-recurrence of net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management, see Note 19 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Full Year 2008 Compared with Full Year 2007
Impairment of Net Investment in Operating Leases. During the second quarter of 2008, higher fuel prices and the weak economic climate in North America resulted in a pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel-efficient vehicles. This shift in consumer preferences combined with a weak economic climate caused a significant reduction in auction values, in particular for used full-size trucks and traditional sport utility vehicles. At the end of the quarter, we completed our quarterly North America operating lease portfolio adequacy study for accumulated depreciation and projected that lease-end residual values would be significantly lower than previously expected for full-size trucks and traditional sport utility vehicles.
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
In 2008, our net loss was $1.5 billion, compared with net income of $775 million in 2007. On a pre-tax basis, we incurred a loss of $2.6 billion in 2008, compared with earnings of $1.2 billion in 2007. The decrease in pre-tax earnings primarily reflected the significant decline in used vehicle auction values during 2008. This decline in auction values contributed to:
•	An impairment charge to our North America Segment operating lease portfolio for contracts terminating beginning third quarter of 2008 (about $2.1 billion);

•	A higher provision for credit losses (about $1.2 billion); and

•	Higher depreciation expense for leased vehicles (about $700 million).
Other factors to explain the decrease in pre-tax earnings included:
•	Lower volume primarily related to lower average receivables (about $300 million);

•	Higher net losses related to market valuation adjustments to derivatives ($209 million); and

•	The non-recurrence of the gain related to the sale of a majority of our interest in AB Volvofinans (about $100 million);
These factors were offset partially by:
•	Higher financing margin primarily attributable to lower borrowing costs (about $200 million);

•	The non-recurrence of costs associated with our North American business transformation initiative (about $200 million);

•	Lower expenses primarily reflecting improved operating costs (about $300 million); and

•	A gain related to the sale of approximately half of our ownership interest in our Nordic operations (about $100 million).
Results of our operations by business segment and unallocated risk management for 2008 and 2007 are shown below:

	Full Year
			2008
			Over/(Under)
	2008	2007	2007
	(in millions)
Income/(Loss) before income taxes
North America Segment	$(2,749)	$701	$(3,450)
International Segment	507	622	(115)
Unallocated risk management	(317)	(108)	(209)

Income/(Loss) before income taxes	(2,559)	1,215	(3,774)
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	(1,023)	440	(1,463)

Net income/(loss)	$(1,536)	$775	$(2,311)

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
The change in unallocated risk management income reflected higher net losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. For additional information on our unallocated risk management, see Note 19 of our Notes to the Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Placement Volume and Financing Share
Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Full Year
	2009	2008	2007
	(in thousands)
North America Segment
United States	591	1,043	1,256
Canada	85	149	186

Total North America Segment	676	1,192	1,442

International Segment
Europe	468	629	696
Other international	49	129	207

Total International Segment	517	758	903

Total contract placement volume	1,193	1,950	2,345

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe. Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Full Year
	2009	2008	2007
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	29%	39%	38%
Wholesale	79	77	78

Europe
Financing share — Ford
Retail installment and lease	28%	28%	26%
Wholesale	99	98	96
North America Segment
In 2009, our total contract placement volumes were 676,000, down 516,000 contracts from a year ago. This decrease primarily reflected lower sales of new Ford, Lincoln and Mercury vehicles, due to lower U.S. industry volumes and lower Ford, Lincoln and Mercury financing share, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers. Lower Ford, Lincoln and Mercury financing share was primarily explained by changes in Ford’s marketing programs and our reduction in leasing.
International Segment
In 2009, our total contract placement volumes were 517,000, down 241,000 contracts from a year ago. This decrease primarily reflected lower industry volumes, the transition of Jaguar, Land Rover, and Mazda financing to other finance providers, a planned financing share reduction in Spain, the discontinuation of retail originations in Australia, and the divestiture of our Japan operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
Finance Receivables and Operating Leases
Our finance receivables and operating leases are shown below:

	December 31,
	2009	2008	2007
	(in billions)
Receivables — On-Balance Sheet
Finance receivables
North America Segment
Retail installment	$42.3	$49.5	$52.2
Wholesale	13.3	14.0	18.6
Other	1.9	2.2	2.6

Total North America Segment — finance receivables	57.5	65.7	73.4
International Segment
Retail installment	14.0	16.0	22.0
Wholesale	9.1	13.7	16.2
Other	0.5	0.6	0.8

Total International Segment — finance receivables	23.6	30.3	39.0
Unearned interest supplements	(1.9)	(1.3)	—
Allowance for credit losses	(1.3)	(1.4)	(1.0)

Finance receivables, net	77.9	93.3	111.4
Net investment in operating leases	14.6	22.5	29.7

Total receivables — on-balance sheet (a)(b)	$92.5	$115.8	$141.1

Memo:
Total receivables — managed (c)	$94.5	$117.7	$147.1
Total receivables — serviced (d)	94.6	118.0	148.0

(a)	At December 31, 2009 and 2008, includes finance receivables of $64.4 billion and $73.7 billion, respectively, that have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. In addition, at December 31, 2009 and 2008, includes net investment in operating leases of $10.4 billion and $15.6 billion, respectively, that have been included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 10-K Report and Note 7 of our Notes to the Financial Statements.

(b)	Includes allowance for credit losses of $1.5 billion and $1.7 billion at December 31, 2009 and 2008, respectively.

(c)	Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.9 billion and $1.3 billion at December 31, 2009 and 2008, respectively; and includes off-balance sheet retail receivables of about $100 million and about $600 million at December 31, 2009 and 2008, respectively.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest, but which we continue to service of about $100 million and about $300 million at December 31, 2009 and 2008, respectively.
Receivables decreased from year-end 2008, primarily reflecting lower industry volumes, lower dealer stocks, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers. In 2009, as part of our commitment to support the sale of Ford, Lincoln and Mercury brand vehicles, Volvo began to transition its financing to other sources. At December 31, 2009, the Jaguar, Land Rover, and Mazda financing portfolio represented 7% of our managed receivables and the Volvo financing portfolio represented 5% of our managed receivables. These percentages will decline over time.
As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers. The amount of unearned interest supplements for finance receivables was $1.9 billion at December 31, 2009, compared with $1.3 billion at December 31, 2008 included in Finance receivables, net and the amount of unearned interest supplements and residual support payments for net investment in operating leases was $1.1 billion at December 31, 2009, compared with $1.3 billion at December 31, 2008 included in Other liabilities and deferred income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
At December 31, 2009, in the United States and Canada, Ford is obligated to pay us about $1 billion of interest supplements and $180 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with $2.5 billion of interest supplements and about $450 million of residual value support at December 31, 2008, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate. For additional information on our finance receivables and net investment in operating leases, see Notes 4, 5, and 18 of our Notes to the Financial Statements.
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
In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. As of December 31, 2009, about 5% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, slightly higher than year-end 2008 of about 4%. This increase primarily reflects a lower percentage of lease contracts in our retail portfolio. Lease contracts generally include shorter average terms and higher average FICO scores compared with retail installment sale contracts.

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

	Full Year
	2009	2008	2007
	(in millions)
Charge-offs — On-Balance Sheet
Retail installment and lease	$989	$1,089	$608
Wholesale	94	29	17
Other	12	17	7

Total charge-offs — on-balance sheet	$1,095	$1,135	$632

Loss-to-Receivables Ratios — On-Balance Sheet
Retail installment and lease	1.25%	1.10%	0.60%
Wholesale	0.45	0.09	0.05
Total loss-to-receivables ratio (including other) — on-balance sheet	1.07%	0.84%	0.46%

Memo:
Total charge-offs — managed (in millions)	$1,100	$1,166	$697
Total loss-to-receivables ratio (including other) — managed	1.07%	0.84%	0.47%
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
Charge-offs decreased from a year ago reflecting lower losses in the United States, offset partially by higher losses in Europe. Charge-offs in the United States decreased due to lower severity and lower other charge-offs, offset partially by higher repossessions. The charge-off increase in Europe primarily reflected higher losses in Spain and Germany. Loss-to-receivables ratios increased from a year ago primarily reflecting a combination of lower average receivables, higher repossessions in the United States, and higher losses in Spain and Germany. For additional information on severity, refer to the “Critical Accounting Estimates — Allowance for Credit Losses” section of Item 7 of Part II of our 10-K Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease
The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was 64% of our worldwide on-balance sheet portfolio of retail installment receivables and net investment in operating leases at December 31, 2009. Trends and causal factors are consistent with the worldwide results, with repossessions up 13,000 units in 2009 from a year ago, reflecting the weak economic environment. Severity was lower by $1,600 per unit from a year ago, mainly due to improvements in auction values in the used vehicle market.

	Full Year
	2009	2008	2007
On-Balance Sheet
Charge-offs (in millions)	$635	$775	$431
Loss-to-receivables ratio	1.32%	1.36%	0.74%

Other Metrics — Serviced
Repossessions (in thousands)	94	81	74
Repossession ratio (a)	3.01%	2.30%	1.89%
Severity (b)	$8,300	$9,900	$7,400
New bankruptcy filings (in thousands)	47	37	27
Over-60 day delinquency ratio (c)	0.24%	0.24%	0.19%

Memo:
Charge-offs — managed (in millions)	$637	$796	$474
Loss-to-receivables ratio — managed	1.32%	1.35%	0.73%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Average loss per disposed repossession.

(c)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.
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

	December 31,
	2009	2008	2007
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$1,479	$1,610	$1,026
Wholesale	43	55	58
Other	27	3	6

Total allowance for credit losses	$1,549	$1,668	$1,090

As a Percentage of End-of-Period Receivables
Retail installment and lease	2.08%	1.82%	0.99%
Wholesale	0.19	0.20	0.17
Total including other	1.61%	1.40%	0.77%
The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Our allowance for credit losses decreased from 2008, primarily reflecting the decline in receivables and decrease in charge-offs. At December 31, 2009, our allowance for credit losses included about $215 million, which was based on management’s judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared with historical trends used in our models. At December 31, 2008, our allowance for credit losses included about $210 million, which was based on management’s judgment regarding higher severity assumptions. At December 31, 2007, our allowance for credit losses did not include any incremental amounts based on management judgment. The credit quality of our retail and lease originations remains high.

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
The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for 98% of our total investment in operating leases at December 31, 2009:

	Full Year
	2009	2008	2007
	(in thousands)
Placements	67	317	484
Terminations	386	381	378
Returns	314	327	300

Memo:
Return rates	81%	86%	79%
In 2009, placement volumes were down 250,000 units compared with 2008, primarily reflecting changes in Ford’s marketing programs that emphasized retail installment sale contracts, lower industry volumes, and the transition of Jaguar, Land Rover, and Mazda financing to other finance providers. Termination volumes increased by 5,000 units compared with last year, reflecting higher placement volumes in 2006 and 2007. Return volumes decreased 13,000 units compared with last year, primarily reflecting lower return rates, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience
The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant fourth quarter 2009 vehicle mix for lease terms comprising 59% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Full Year
	2009	2008	2007
	(in thousands)
Returns
24-Month term	60	88	85
36-Month term	65	61	58
39-Month/Other term	34	19	34

Total returns	159	168	177

Memo:
Return rates	78%	88%	83%

Auction Values at Constant Fourth Quarter 2009 Vehicle Mix
24-Month term	$18,670	$16,310	$17,635
36-Month term	13,365	12,015	14,105
In 2009, Ford, Lincoln and Mercury brand U.S. return volumes were down 9,000 units compared with 2008, primarily reflecting a lower return rate, down ten percentage points to 78%, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase. Auction values at constant fourth quarter 2009 mix were up $2,360 per unit from 2008 levels for vehicles under 24-month leases, and up $1,350 for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market. We expect future auction values to remain volatile.

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
The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2007 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody’s			S&P
	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Date	Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term*	Term	Outlook
Jan. 2007	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative
Nov. 2007	B	R-4	Stable	BB-	B	Negative	B1	NP	Stable	B	B-3	Stable
June 2008	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative
July 2008	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B-	NR	Negative
Aug. 2008	B	R-4	Negative	B+	B	Negative	B1	NP	Negative	B-	NR	Negative
Oct. 2008	B	R-4	Negative	B-	C	Negative	B2	NP	Negative	B-	NR	Negative
Nov. 2008	B (low)	R-5	Negative	B-	C	Negative	B3	NP	Negative	CCC+	NR	Negative
Dec. 2008	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+	NR	Negative
July 2009	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+	NR	Developing
Aug. 2009	B (low)	R-5	Stable	B	C	Stable	Caa1	NP	Negative	CCC+	NR	Developing
Sep. 2009	B (low)	R-5	Stable	B	C	Stable	Caa1	NP	Review	CCC+	NR	Developing
Nov. 2009	B (low)	R-5	Positive	B	C	Positive	B3	NP	Review	B-	NR	Stable
Dec. 2009	B	R-5	Stable	B	C	Positive	B3	NP	Review	B-	NR	Stable
Jan. 2010	B	R-5	Stable	B+	B	Positive	B3	NP	Review	B-	NR	Stable

*	S&P assigns FCE a long-term senior unsecured credit rating of B, maintaining a one notch differential versus Ford Credit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding
Overview
Our funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity. As a result of lower long-term senior unsecured credit ratings assigned to us over the past few years, our unsecured funding costs have increased over time. While we have accessed the unsecured debt market when available, we have increased our use of securitization funding as this has been more cost effective than unsecured funding and has allowed us access to a broader investor base. We plan to meet a significant portion of our 2010 funding requirements through securitization transactions. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing). We are continuing to explore and execute such alternative business arrangements. We also have an application pending for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation (“ILC”) that could provide a limited source of funding.
Consistent with the overall market, we have been impacted by volatility and disruptions in the asset-backed securitization market since August 2007. The recent global credit environment has presented many challenges, including reduced access to public and private unsecured and securitization markets, increased credit spreads associated with both asset-backed and unsecured funding, higher renewal costs on our committed liquidity programs, reduced net proceeds from securitization transactions due to greater enhancements, shorter maturities in our public and private securitization transactions in certain circumstances, and reduced capacity to obtain derivatives to manage market risk, including interest rate risk, in our securitization programs.
While challenges remain, we saw improvement in the capital markets in the last three quarters of 2009 evidenced by improvement in market access and credit spreads, including: four unsecured debt issuances in the United States and one in Europe totaling about $5 billion with significantly improved U.S. credit spreads from the first to the most recent; increasingly tighter spreads on the triple-A rated classes of our U.S. retail securitization transactions; a non-TALF public retail securitization transaction in November 2009; two European public retail securitization transactions in the fourth quarter of 2009; our first public wholesale securitization transaction since 2006 in October 2009; a two-year committed lease facility in December 2009; and the sale of over $150 million of subordinated notes from our September 2009 public retail securitization transaction.
During 2009, 70% of our committed capacity, as of December 31, 2008, was up for renewal of which we renewed 63%. During the second half of 2009, we renewed 83% of the capacity up for renewal, which was higher than the first half of 2009 renewal rate of 52%. The renewals also required significantly higher spreads, which tightened throughout the year. About 74% of our committed capacity, as of December 31, 2009, is up for renewal in 2010 and 6% is up for renewal in the first quarter of 2010. Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities mature. Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate. Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain derivatives to manage the interest rate risk. For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 10-K Report.
Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets for the types of asset-backed securities used in our asset-backed funding as well as disruption beyond the expiration of the government-sponsored securitization funding programs. Potential impacts of industry events on our ability to access debt and derivatives markets or renew our committed liquidity programs in sufficient amounts and at competitive rates represent another risk to our funding plan. As a result, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate, thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Funding Sources
Our funding sources include primarily securitization transactions (including other structured financings) and unsecured debt. We issue both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months.
We sponsor a number of securitization programs that can be structured to provide both short- and long-term funding through institutional investors in the United States and international capital markets. For additional information on our securitization transactions, refer to the “Securitization Transactions” section of Item 7 of Part II of our 10-K Report.
We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, and other international markets. At December 31, 2009, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was about $4 billion. At present, all of our short-term credit ratings by NRSROs are below the Tier-2 category, and as a result we have limited access to the unsecured commercial paper market and our unsecured commercial paper cannot be held by money market funds. At December 31, 2009, the principal amount outstanding of our unsecured commercial paper was less than $1 million.
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
Government-Sponsored Securitization Funding Programs
Government-sponsored securitization funding programs have helped stabilize the asset-backed securitization market. Since the third quarter of 2009, we significantly reduced the use of these programs as our access to the public and private securitization and unsecured markets continued to improve.
Commercial Paper Funding Facility. The CPFF became operational in October 2008 and purchased unsecured and asset-backed commercial paper from U.S. issuers. In 2008, we registered to sell up to $16 billion from our asset-backed commercial paper program (“FCAR”) to the CPFF. At December 31, 2008, FCAR had $7 billion of commercial paper outstanding under the CPFF, which represented about 60% of FCAR’s outstanding balance. FCAR was able to issue a limited amount of commercial paper to investors during the first half of 2009 and at lower interest rates than under CPFF, but with a relatively short average maturity compared with CPFF and often overnight. FCAR issued a total of $9 billion of commercial paper to the CPFF in 2009, all of which had matured by September 30, 2009. Commercial paper was sold to the CPFF at a price based on the designated benchmark rate plus a spread of 300 basis points. This represented a significantly higher rate than those that prevailed in the asset-backed commercial paper market before August 2007, when the disruptions in the debt and asset-backed securitization markets began. As a result of improvements in the asset-backed commercial paper market as well as a reduction in the overall size of the FCAR program, FCAR is able to issue commercial paper outside the CPFF at prices and average maturities that are close to those that prevailed before August 2007. The CPFF ceased purchasing commercial paper on February 1, 2010.
Term Asset-Backed Securities Loan Facility. TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market. Under TALF, the Federal Reserve Bank of New York (“FRBNY”) makes loans to holders of TALF-eligible asset-backed securities. The loans are equal to the market value of the asset-backed securities less a discount. Interest rates on most TALF loans are 100 basis points over the respective term benchmark rate, and discounts vary according to the assets supporting the asset-backed securities. The TALF program revived the asset-backed securitization market by attracting new investors who purchased asset-backed securities, receiving higher spreads on these securities than the spreads they pay on their loans from FRBNY. As investor demand increased due to the liquidity provided by TALF, spreads generally narrowed on our issuances and the percentage of non-TALF investors increased. As the spread on certain asset-backed securities fell below the 100 basis point spread on TALF loans, our TALF-eligible asset-backed securities were purchased almost exclusively by non-TALF investors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We issued $10.3 billion of TALF-eligible asset-backed securities in 2009, of which $2.2 billion amortized during the year and $8.1 billion was outstanding at December 31, 2009. We have also issued a total of $1.3 billion of TALF-eligible asset-backed securities in 2010. The following table summarizes our TALF-eligible issuances including the weighted average spread of the triple-A rated notes over the relevant benchmark rates for securitization transactions:

			Weighted
			Average
Date	Issuer	Size	Spread
		(in billions)	(basis points)
Retail Installment
Mar. 2009	Ford Credit Auto Owner Trust 2009-A	$3.0	295
June 2009	Ford Credit Auto Owner Trust 2009-B	1.9	161
July 2009	Ford Credit Auto Owner Trust 2009-C	1.0	165
Sep. 2009	Ford Credit Auto Owner Trust 2009-D	2.1	83

Wholesale
Oct. 2009	Ford Credit Master Owner Trust 2009-2	$1.5	155
Jan. 2010	Ford Credit Master Owner Trust 2010-1	1.3	165

Retail Lease
June 2009	Ford Credit Auto Lease Trust 2009-A	$0.8	211
We recently completed two public asset-backed securitization transactions that were not TALF-eligible: a retail securitization transaction with a weighted average spread of 48 basis points on the triple-A rated notes in November 2009 and a lease securitization transaction with a weighted average spread of 54 basis points on the triple-A rated notes in February 2010. In January 2010, we issued about $230 million of non-TALF subordinated wholesale asset-backed securities that were rated double-A and single-A. In February 2010, we also issued $250 million of private wholesale asset-backed securities with a maturity of five years compared with the three-year maturity of our previous TALF transactions. We do not plan to complete any additional TALF-eligible retail or lease transactions before the expected expiration of TALF on March 31, 2010. Given the recent improvements in the securitization market and absent further significant market disruptions, we have confidence we can obtain funding in the public securitization markets without TALF.
European Central Bank Open Market Operations. FCE is eligible to access liquidity through the ECB’s open market operations program. This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity. The present term limitation is three months; however, in the past the term has been as long as one year. The funding efficiency of liquidity provided under this program is typically lower than if the asset-backed securities were placed in the public or private markets because the ECB applies its own market valuation to the collateral and a discount to the original face value of the asset-backed securities. The market valuation and discount vary by the term of the asset, asset type, and jurisdiction of the asset. During the first half of 2009, FCE used the ECB’s open market operations program to provide additional liquidity at a time when access to the asset-backed securitization market was limited and costs for such funding were significantly higher than in the past. FCE had $1.8 billion and $1.1 billion of funding through the ECB at December 31, 2009 and 2008, respectively. During the second half of 2009, improvements in the asset-backed securitization market allowed FCE to receive funding from public and private securitization transactions and sell collateral previously posted with the ECB in the secondary markets. We expect FCE’s utilization of the ECB open market operations program to decline.
Cost of Funding Sources
The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate (“LIBOR”), or other comparable benchmark rates. Our floating rate demand notes funding costs are changed depending on market conditions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition to enhancing our liquidity, one of the main reasons that we have increased our use of securitization transactions as a funding source over the last few years has been that spreads on our securitization transactions have been more stable and lower than those on our unsecured long-term debt funding. Prior to August 2007, our securitized funding spreads (which are based on the creditworthiness of the underlying securitized asset and enhancements) were not volatile, while our unsecured long-term spreads were volatile. Consistent with the overall market, we were impacted by volatility in the asset-backed securitization market beginning in the second half of 2007. We experienced higher spreads for several of our committed liquidity programs as well as our public and private issuances. During 2009, our spreads on the three-year fixed rate notes offered in our U.S. public retail securitization transactions decreased from 425 to 70 basis points over the relevant benchmark rates from March 2009 to November 2009, respectively. During 2009, our U.S. unsecured long-term debt transaction spreads decreased from 1,006 to 480 basis points over the relevant benchmark rates from June 2009 to December 2009, respectively.
Funding Portfolio
Our outstanding debt and off-balance sheet securitization transactions were as follows on the dates indicated:

	December 31,
	2009	2008	2007
	(in billions)
Debt
Asset-backed commercial paper (a)(b)	$6.4	$11.5	$13.5
Other asset-backed short-term debt (a)	4.5	5.6	5.2
Ford Interest Advantage (c)	3.6	2.0	5.4
Unsecured commercial paper	0.0	0.0	0.5
Other short-term debt	0.9	1.0	1.5

Total short-term debt	15.4	20.1	26.1
Unsecured long-term debt (including notes payable within one year)	38.9	51.2	62.8
Asset-backed long-term debt (including notes payable within one year) (a)	42.0	55.2	50.5

Total debt	96.3	126.5	139.4

Off-Balance Sheet Securitization Transactions
Securitized off-balance sheet portfolio	0.1	0.6	6.0
Retained interest	0.0	(0.1)	(0.7)

Total off-balance sheet securitization transactions	0.1	0.5	5.3

Total debt plus off-balance sheet securitization transactions	$96.4	$127.0	$144.7

Ratios
Securitized funding to managed receivables	56%	62%	51%
Short-term debt and notes payable within one year to total debt	43	50	43
Short-term debt and notes payable within one year to total capitalization	39	46	39

(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(b)	At December 31, 2009, we did not have any asset-backed commercial paper sold to the CPFF. At December 31, 2008, includes asset-backed commercial paper sold to the CPFF of $7 billion.

(c)	The Ford Interest Advantage program consists of our floating rate demand notes.
At December 31, 2009, unsecured long-term debt (including notes payable within one year) was down about $12 billion from year-end 2008, primarily reflecting about $18 billion of debt maturities and repurchases, offset partially by about $6 billion of new unsecured public and private long-term debt issuance. Unsecured long-term debt maturities were as follows: 2010 — $7 billion; 2011 — $11 billion; 2012 — $7 billion; and the remainder thereafter.
At December 31, 2009, asset-backed long-term debt (including notes payable within one year) was down about $13 billion from year-end 2008, reflecting amortization of asset-backed debt in excess of asset-backed long-term debt issuance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Term Funding Plan
The following table shows our public and private term funding issuances in 2008 and 2009 and our planned issuances for 2010:

	2010
	Forecast	2009	2008
	(in billions)
Public Term Funding
Unsecured	$3- 6	$5	$2
Securitization Transactions.	8-12	15	11

Total public term funding	$12-17	$20	$13

Private Term Funding*	$8-13	$11	$29

*	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper program.
In 2009, we completed about $20 billion of public term funding transactions, including: about $12 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe; about $2 billion of wholesale asset-backed securitization transactions in the United States; about $1 billion of lease asset-backed securitization transactions in the United States; and about $5 billion of unsecured issuances.
In 2009, we completed about $11 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program) in several markets, including about $4 billion in Canada. These private transactions included retail, lease, and wholesale asset-backed securitization transactions.
In 2009, total issuance was about $11 billion lower than 2008, primarily reflecting lower funding requirements resulting from lower receivables. However, 2009 public issuance was about $7 billion higher than 2008, primarily reflecting the availability of and our preference to issue in the public markets. In 2009, there was a corresponding reduction in reliance on private capacity as we lowered our utilization of committed funding programs.
Through February 24, 2010, we completed about $4 billion of public term funding transactions, including about $1.5 billion for a lease asset-backed securitization transaction in the United States, about $1.5 billion of wholesale asset-backed securitization transactions in the United States, about $800 million of retail asset-backed securitization transactions in the United States, Canada, and Europe, and about $500 million of unsecured issuances in the United States. We also completed about $1 billion of private term funding transactions, primarily reflecting retail and wholesale asset-backed securitization transactions in the United States and Europe.

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

	December 31,
	2009	2008	2007
	(in billions)

Cash, cash equivalents, and marketable securities*	$17.3	$23.6	$16.7

Committed liquidity programs	$23.2	$28.0	$36.8
Asset-backed commercial paper (“FCAR”)	9.3	15.7	16.9
Credit facilities	1.3	2.0	3.0

Committed capacity	$33.8	$45.7	$56.7

Committed capacity and cash	$51.1	$69.3	$73.4
Less: Capacity in excess of eligible receivables	(6.5)	(4.8)	(4.7)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(5.2)	(5.5)	(4.7)

Liquidity	$39.4	$59.0	$64.0
Less: Utilization	(18.3)	(37.6)	(36.1)

Liquidity available for use	$21.1	$21.4	$27.9

*	Excludes marketable securities related to insurance activities.
At December 31, 2009, committed capacity and cash shown above totaled $51.1 billion, of which $39.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $6.5 billion and cash required to support on-balance sheet securitization transactions of $5.2 billion). At December 31, 2009, $18.3 billion was utilized, leaving $21.1 billion available for use (including $12.1 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities and cash and cash equivalents to support on-balance sheet securitization transactions).
At December 31, 2009, our liquidity available for use was lower than year-end 2008 by about $300 million, as debt maturities and cash payments were higher than the impact of lower receivables and new debt issuances. The reduction in liquidity available for use from year-end 2008 also included a $630 million cumulative adjustment, reflected in the first quarter of 2009, to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods. For additional information on this correction, refer to the consolidated statement of cash flows. Liquidity available for use was 22% of managed receivables.
In addition to the $21.1 billion of liquidity available for use, the $6.5 billion of capacity in excess of eligible receivables provides us with an alternative for funding future purchases or originations and gives us flexibility to shift capacity to alternate markets and asset classes.
Cash, Cash Equivalents, and Marketable Securities. At December 31, 2009, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $17.3 billion, compared with $23.6 billion at year-end 2008. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, U.S. Treasury bills, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities. The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash and cash equivalents include amounts to be used only to support our on-balance sheet securitization transactions of $5.2 billion at December 31, 2009 and $5.5 billion at December 31, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $23.2 billion at December 31, 2009 ($10.8 billion retail, $8.1 billion wholesale, and $4.3 billion supported by various retail, lease, or wholesale assets) of which $7.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $20.2 billion having maturities within the next twelve months (of which $6.7 billion relates to FCE commitments), and the remaining balance having maturities between March 2011 and December 2011. While there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs, our capacity in excess of eligible receivables would enable us to absorb some reductions. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. For additional information on our committed liquidity programs, see Note 10 of our Notes to the Financial Statements.
Credit Facilities
Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	December 31,
	2009	2008	2007
	(in billions)

Credit Facilities
Ford Credit bank lines	$0.0	$0.3	$0.5
FCE bank lines	1.3	1.7	2.5
Utilized amounts	(0.7)	(0.6)	(0.9)

Available credit facilities	$0.6	$1.4	$2.1

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$9.3	$15.7	$16.9
Motown NotesSM asset-backed commercial paper lines	—	—	0.3

Total asset-backed commercial paper lines	$9.3	$15.7	$17.2

At December 31, 2009, we and our subsidiaries, including FCE, had $1.3 billion of contractually-committed unsecured credit facilities with financial institutions, of which $645 million were available for use. In addition, at December 31, 2009, we had reduced the FCAR program size to $9.3 billion of contractually-committed liquidity facilities provided by banks to match our funding needs and reflect commercial paper market conditions. For additional information on our credit facilities, see Note 10 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Balance Sheet Liquidity Profile
We define our balance sheet liquidity profile as the cumulative maturities of our finance receivables, investment in operating leases, and cash less the cumulative debt maturities over upcoming annual periods. The following table shows our balance sheet liquidity profile for the periods presented as of December 31, 2009:

	Cumulative Maturities
				Through
	Through	Through	Through	2013 and
	2010	2011	2012	Beyond
	(in billions)
Finance receivables (a), investment in operating leases (b) and cash (c)	$73.1	$95.0	$105.5	$113.3
Debt	(49.9)	(70.5)	(81.7)	(96.6)

Finance receivables, investment in operating leases and cash over/(under) debt	$23.2	$24.5	$23.8	$16.7

(a)	Finance receivables net of unearned income.

(b)	Investment in operating leases net of accumulated depreciation.

(c)	Cash includes cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities) at December 31, 2009.
Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash. Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 4 and 10 of our Notes to the Financial Statements. The 2010 finance receivables maturities in the table above include all of the wholesale receivables maturities that are otherwise shown in Note 4 as extending beyond 2010. The table above also reflects the following adjustments to debt maturities in Note 10 to match all of the asset-backed debt maturities with the underlying asset maturities:
•	The 2010 maturities include all of the wholesale securitization transactions that otherwise extend beyond 2010; and

•	Retail securitization transactions under certain committed liquidity programs are treated as amortizing on January 1, 2010 instead of amortizing after the contractual maturity of those committed liquidity programs that otherwise extend beyond January 1, 2010.
Liquidity Risks
Despite our diverse sources of liquidity, our ability to maintain this liquidity may be affected by the following factors:
•	Prolonged disruption of the debt and securitization markets;

•	Global capital market volatility;

•	Market capacity for Ford- and Ford Credit-sponsored investments;

•	General demand for the type of securities we offer;

•	Our ability to continue funding through asset-backed financing structures;

•	Performance of the underlying assets within our asset-backed financing structures;

•	Inability to obtain hedging instruments;

•	Accounting and regulatory changes;

•	Our ability to maintain credit facilities and renew committed liquidity programs; and

•	Credit ratings assigned to us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Securitization Transactions
Overview
We securitize finance receivables and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding, and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide. We completed our first securitization transaction in 1988, and regularly securitize assets, purchased or originated, in the United States, Canada, Mexico, and Europe.
Most of our securitization transactions do not satisfy the requirements for accounting sale treatment, and the securitized assets and related debt remain on our balance sheet. Some of our securitization transactions, however, do satisfy accounting sale treatment and are not reflected on our balance sheet in the same way as debt funding. All of our securitization transactions since the first quarter of 2007 have been on-balance sheet transactions. Both on- and off-balance sheet securitization transactions have an effect on our financial condition, operating results, and liquidity.
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
Securitization SPEs have limited purposes and generally are only permitted to purchase the securitized assets, issue asset-backed securities, and make payments on the securities. Some SPEs, such as certain trusts that issue securities backed by retail installment sale contracts, only issue a single series of securities and generally are dissolved when those securities have been paid in full. Other SPEs, such as the trusts that issue securities backed by wholesale receivables, issue multiple series of securities from time to time and are not dissolved until the last series of securities is paid in full.
Our use of SPEs in our securitization transactions is consistent with conventional practices in the securitization industry. We sponsor the SPEs used in all of our securitization programs with the exception of bank-sponsored conduits. None of our officers, directors, or employees holds any equity interests in our SPEs or receives any direct or indirect compensation from the SPEs. These SPEs do not own our Shares or shares of any of our affiliates.
Selection of Assets, Enhancements, and Retained Interests
In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction. For example, for securitization transactions of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing (e.g., when the obligor is not more than 30-days delinquent or bankrupt). Generally, we select the assets to be included in a particular securitization randomly from our entire portfolio of assets that satisfy the applicable eligibility criteria.
We provide various forms of credit enhancements to reduce the risk of loss for securitization investors. Credit enhancements include over-collateralization (when the principal amount of the securitized assets exceeds the principal amount of related asset-backed securities), segregated cash reserve funds, subordinated securities, and excess spread (when interest collections on the securitized assets exceed the related fees and expenses, including interest payments on the related asset-backed securities). We may also provide payment enhancements that increase the likelihood of the timely payment of interest and the payment of principal at maturity. Payment enhancements include yield supplement arrangements, interest rate swaps and other hedging arrangements, liquidity facilities, and certain cash deposits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We retain interests in our securitization transactions, including senior and subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund), and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. We retain credit risk in securitization transactions because our retained interests include the most subordinated interests in the securitized assets and are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors. Based on past experience, we expect that any losses in the pool of securitized assets would likely be limited to our retained interests.
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
We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase their investments. We do not guarantee any asset-backed securities and have no obligation to provide liquidity or make monetary contributions or contributions of additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. However, as the seller and servicer of the securitized assets, we are obligated to provide certain kinds of support to our securitization transactions, which are customary in the securitization industry. These obligations include indemnifications, repurchase obligations on assets that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional assets in revolving transactions, and, in some cases, servicer advances of certain amounts.
Risks to Continued Funding under Securitization Programs
The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:
•	Retail Securitization — If the credit enhancement on any asset-backed security held by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities or issue additional commercial paper and would wind down its operations. In addition, if credit losses or delinquencies in our portfolio of retail assets exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities for so long as such levels are exceeded.

•	Retail Conduits — If credit losses or delinquencies on the pool of assets held by a conduit exceed specified levels, or if the level of over-collateralization or credit enhancements for such pool decreases below a specified level, we will not have the right to sell additional pools of assets to that conduit.

•	Wholesale Securitization — If the payment rates on wholesale receivables in the securitization trust are lower than specified levels or if there are significant dealer defaults, we will be unable to obtain additional funding and any existing funding would begin to amortize.

•	Retail Warehouse — If credit losses or delinquencies in our portfolio of retail assets exceed specified levels, we will be unable to obtain additional funding from the securitization of retail installment sale contracts through our retail warehouse facility (i.e., a short-term credit facility under which draws are backed by the retail contracts).

•	Lease Warehouse — If credit losses or delinquencies in our portfolio of retail lease contracts exceed specified levels, we will be unable to obtain additional funding from the securitization of retail lease contracts through our lease warehouse facility (i.e., a credit facility under which draws are backed by the retail lease contracts).
In the past, these features have not limited our ability to use securitization to fund our operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition to the structural features discussed previously, our securitization programs may be affected by the following factors:
•	Market — Market disruption and volatility could impact investors’ acceptance of asset-backed securities and our ability to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts. For additional information on market risk, refer to the “Market Risk” section of Item 7A of Part II of our 10-K Report.

•	Market capacity for us and our sponsored investments — Investors may reach exposure limits and/or wish to diversify away from our risk.

•	General demand for the type of assets supporting the asset-backed securities — Investor desire for securities with different risk and/or yield characteristics could result in reduced demand for these types of investments.

•	Availability of committed liquidity facilities — Our ability to maintain committed liquidity facilities for any programs that require them.

•	Amount and credit quality of assets available — Lower overall asset levels or a higher proportion of non-performing assets could decrease the amount of assets available to securitize.

•	Performance of assets in our previous securitization transactions — If assets in our existing securitization transactions deteriorate significantly, we may not be able to access the market, particularly in public transactions where asset performance is publicly available and/or the costs to securitize may increase.

•	Accounting and regulatory changes — Such changes may result in temporary disruption or termination of one or more of our present programs which may or may not be able to be restructured or replaced.

•	Credit ratings — Credit ratings assigned to us may impact investors’ acceptance of our asset-backed securities.

•	Bankruptcy of Ford, Ford Credit, or FCE — A bankruptcy of Ford, Ford Credit, or FCE would cause certain of our funding transactions to amortize and result in a termination of certain liquidity commitments.
If, as a result of any of these or other factors, the cost of securitization funding were to increase significantly or funding through securitization transactions were no longer available to us, it would have a material adverse impact on our financial condition and results of operations, which could adversely affect our ability to support the sale of Ford’s vehicles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
On-Balance Sheet Arrangements
Most of our securitization transactions do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related debt are included in our financial statements. We expect our future securitization transactions to be on-balance sheet. We believe on-balance sheet arrangements are more transparent to our investors. Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants. These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. This debt is not our legal obligation or the legal obligation of our other subsidiaries.
The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions:

	December 31,
	2009			2008
		Finance			Finance
		Receivables			Receivables
		and Net			and Net
	Cash and	Investment		Cash and	Investment
	Cash	in Operating	Related	Cash	in Operating	Related
	Equivalents	Leases	Debt	Equivalents	Leases	Debt
	(in billions)
Finance Receivables
North America Segment
Retail installment	$2.0	$35.0	$28.3	$2.2	$42.6	$35.2
Wholesale	0.1	12.6	6.3	0.3	13.3	11.1

Total North America Segment	2.1	47.6	34.6	2.5	55.9	46.3
International Segment
Retail installment	1.4	9.9	7.4	1.1	9.0	7.4
Wholesale	0.4	6.9	4.3	0.9	8.8	6.5

Total International Segment	1.8	16.8	11.7	2.0	17.8	13.9

Total finance receivables	3.9	64.4	46.3	4.5	73.7	60.2
Net investment in operating leases	1.3	10.4	6.6	1.0	15.6	12.0

Total on-balance sheet arrangements	$5.2	$74.8	$52.9	$5.5	$89.3	$72.2

For additional information on our on-balance sheet arrangements, see Note 7 of our Notes to the Financial Statements.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions, excluding sales of businesses and liquidating portfolios) since the first quarter of 2007, which is consistent with our plan to execute on-balance sheet securitization transactions. For additional information on our off-balance sheet arrangements, see Notes 7 and 9 of our Notes to the Financial Statements.

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
We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates.

Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	December 31,
	2009	2008	2007

Total debt	$96.3	$126.5	$139.4
Equity	11.0	10.6	13.4
Financial statement leverage (to 1)	8.8	12.0	10.4
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	December 31,
	2009	2008	2007

Total debt	$96.3	$126.5	$139.4
Securitized off-balance sheet receivables outstanding	0.1	0.6	6.0
Retained interest in securitized off-balance sheet receivables	0.0	(0.1)	(0.7)
Adjustments for cash, cash equivalents, and marketable securities (a)	(17.3)	(23.6)	(16.7)
Adjustments for derivative accounting (b)	(0.2)	(0.4)	0.0

Total adjusted debt	$78.9	$103.0	$128.0

Equity	$11.0	$10.6	$13.4
Adjustments for derivative accounting (b)	(0.2)	(0.2)	(0.3)

Total adjusted equity	$10.8	$10.4	$13.1

Managed leverage (to 1)	7.3	9.9	9.8

(a)	Excludes marketable securities related to insurance activities.

(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.
We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We retain interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, are exposed to credit risk. Accordingly, we evaluate charge-offs, receivables, and leverage on a managed as well as a financial statement basis. We also deduct cash and cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support our operations and amounts to support on-balance sheet securitization transactions. We make derivative accounting adjustments to our assets, debt, and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitization transactions. The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For additional information on our use of interest rate instruments and other derivatives, refer to Item 7A of Part II of our 10-K Report. We believe the managed leverage measure provides our investors with meaningful information regarding management’s decision-making processes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2009, our managed leverage was 7.3 to 1, compared with 9.9 to 1 a year ago. Our managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford. In 2009, we distributed $1.5 billion to our parent, which included in the first quarter of 2009 a non-cash distribution of about $1.1 billion and in the third quarter of 2009 a cash distribution of $400 million and a non-cash distribution of $31 million for our ownership interest in AB Volvofinans. For additional information on our planned distributions, see the “Outlook” section of Item 7 of Part II of our 10-K Report.
Aggregate Contractual Obligations
We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations as of December 31, 2009 are shown below:

	Payments Due by Period
					2015 and
	Total	2010	2011-2012	2013-2014	Thereafter
	(in millions)
Long-term debt obligations*	$81,205	$26,005	$40,082	$9,933	$5,185
Interest payments relating to long-term debt	12,053	3,500	4,319	1,745	2,489
Operating lease obligations	87	29	34	17	7
Purchase obligations	5	5	—	—	—

Total	$93,350	$29,539	$44,435	$11,695	$7,681

*	Excludes fair value adjustments of $231 million and unamortized discounts of $525 million.
Liabilities recognized for uncertain tax benefits of $614 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on income taxes, see Note 11 of our Notes to the Financial Statements.
For additional information on our long-term debt and operating lease obligations, see Notes 10 and 21, respectively, of our Notes to the Financial Statements.

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
Allowance for Credit Losses
The allowance for credit losses is our estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. For additional information regarding our allowance for credit losses, see Note 6 of our Notes to the Financial Statements.
Nature of Estimates Required. We estimate the probable credit losses inherent in finance receivables and operating leases based on several factors.
Retail Installment and Lease Portfolio. The retail installment and lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models. Reasons for imprecision include changes in economic trends and conditions, portfolio composition, and other relevant factors.
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

Increase/(Decrease)
	Percentage	December 31, 2009
	Point	Allowance for
	Change	Credit Losses	2009 Expense
(in millions)
Assumption
Repossession rates*	+/- 0.1pt.	$30/$(30)	$30/$(30)
Loss severity	+/- 1.0	10/(10)	10/(10)

*	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.
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
Changes in our assumptions affect the Provision for credit losses on our consolidated statement of operations and the allowance for credit losses contained within Finance receivables, net and Net investment in operating leases on our balance sheet.
Accumulated Depreciation on Vehicles Subject to Operating Leases
Accumulated depreciation on vehicles subject to operating leases reduces the value of the leased vehicles in our operating lease portfolio from their original acquisition value to their expected residual value at the end of the lease term. For additional information on net investment in operating leases, including the amount of accumulated depreciation, see Note 5 of our Notes to the Financial Statements.
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
Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, between 300,000 and 327,000 units of Ford Credit’s North America operating lease vehicles have been returned to us annually.
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
Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:
•	Auction value — the market value of the vehicles when we sell them at the end of the lease; and

•	Return volumes — the number of vehicles that will be returned to us at lease-end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. At December 31, 2009, if future auction values for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to decrease by one percent from our present estimates, the effect would be to increase the depreciation on these vehicles by about $50 million. Similarly, if return volumes for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to increase by one percent from our present estimates, the effect would be to increase our depreciation on these vehicles by about $7 million. These increases in depreciation would be charged to depreciation expense during the 2010 through 2013 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the consolidated statement of operations in Depreciation on vehicles subject to operating leases.
Accounting Standards Codification
FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Issued in June 2009, this standard establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”), superseding all previously issued authoritative guidance. All references to pre-Codification GAAP in our financial statements are replaced with descriptive titles.
Accounting Standards Issued But Not Yet Adopted
Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. Issued in June 2009 and codified in December 2009, this standard provides greater transparency about transfers of financial assets and a company’s continuing involvement in the transferred financial assets. The standard also removes the concept of a qualifying special-purpose entity from U.S. GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement with the transferred financial assets and the related risks retained. This standard applies to transfers occurring on or after January 1, 2010 and early adoption is prohibited. We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.
Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. Issued in June 2009 and codified in December 2009, this standard replaces the quantitative-based risks and rewards calculation with an approach that is primarily qualitative. The standard also requires ongoing reassessments of the appropriateness of consolidation, and additional disclosures about involvement with variable interest entities (“VIEs”). The standard is effective for us as of January 1, 2010 and early adoption is prohibited. Nearly all of our VIEs are special purpose entities used for most of our on-balance sheet securitization transactions and we do not expect that adoption of this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Outlook
We expect to be profitable in 2010, but at a reduced level compared with 2009, reflecting lower average receivables and the non-recurrence of certain favorable factors experienced during 2009. At year-end 2010, we anticipate managed receivables to be in the range of $80 billion to $90 billion. The projected decline in 2010 managed receivables primarily reflects lower industry and financing volumes in 2009 and 2010 compared with prior years, and the effect of transitioning Jaguar, Land Rover, Mazda, and some Volvo financing to other providers. Subject to our funding plan risks previously described in the “Funding — Overview” section, we expect that a significant portion of our funding will consist of securitization transactions and expect the funding structure required for this level of managed receivables at year-end 2010 to be the following (in billions, except for percentages):

	December 31,
	2010
Funding Structure
Ford Interest Advantage	$		~ 4
Asset-backed commercial paper		6	—	7
Term asset-backed securities		40	—	45
Term debt and other		35	—	40
Equity		10	—	11
Cash, cash equivalents, and marketable securities*		(15)	—	(18)

Total funding structure		$80	—	90

Memo:
Securitized funding as a percentage of managed receivables		55	—	60%

*	Excludes marketable securities related to insurance activities.
We expect to pay distributions of about $1.5 billion in 2010. We will continue to assess our ability to make future distributions based on our available liquidity and managed leverage objectives.

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
Automotive Related:
•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recessions, geo-political events or otherwise;

•	Decline in Ford’s market share;

•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;

•	A further increase in or acceleration of the market shift away from sales of trucks, medium- and large-sized utilities, or other more profitable vehicles, particularly in the United States;

•	Continued or increased high prices for, or reduced availability of, fuel;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Adverse effects from the bankruptcy of, government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;

•	Economic distress of suppliers may require Ford to provide financial support or take other measures to ensure supplies of components or materials and could increase Ford’s costs, affect Ford’s liquidity, or cause production disruptions;

•	Work stoppages at Ford or supplier facilities or other interruptions of production;

•	Single-source supply of components or materials;

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	Increased safety, emissions, fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products, perceived environmental impacts, or otherwise;

•	A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on Ford’s results from a decrease in or cessation of government incentives related to capital investments;

•	Adverse effects on Ford’s operations resulting from certain geo-political or other events;

•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations (which may grow because Ford is able to incur substantially more debt, including additional secured debt);

•	Inability of Ford to implement its One Ford plan;
Ford Credit Related:
•	A prolonged disruption of the debt and securitization markets;

•	Inability to access debt, securitization or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption or otherwise;

•	Inability to obtain competitive funding;

•	Higher-than-expected credit losses;

•	Adverse effects from the government-supported restructuring of, change in ownership or control of, or alliances entered into by a major competitor;

•	Increased competition from banks or other financial institutions seeking to increase their share of retail installment financing Ford vehicles;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
General:
•	Fluctuations in foreign currency exchange rates and interest rates;

•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

•	Labor or other constraints on Ford’s or our ability to restructure its or our business;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition; and

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends).
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview
We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor, and manage these risks. The principal types of risk to our business include:
•	Market risk — the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;

•	Counterparty risk — the possibility that a counterparty may default on a derivative contract or cash deposit;

•	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk — the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;

•	Liquidity risk — the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•	Operating risk — the possibility of errors relating to transaction processing and systems, actions that could result in compliance deficiencies with regulatory standards or contractual obligations and the possibility of fraud by our employees or outside persons.
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
Our ability to obtain derivatives deteriorated in the first half of 2009 resulting in unhedged currency exposure from cross-border intercompany lending during 2009. Total unhedged intercompany loans were $1.5 billion as of March 31, 2009 and increased to $3.8 billion as of June 30, 2009. Currency exposure from intercompany loans has been fully hedged since August 31, 2009 through implementation of alternate hedging structures and continued reduction in intercompany loans resulting from local funding actions. Our overall currency exposure and our hedging requirements will reduce as we continue to achieve local funding of our operations and explore alternative business arrangements in markets where local funding is not available.
During 2009, we continued to prioritize the limited available interest rate derivative capacity for hedging asset backed funding transactions and certain unsecured debt transactions. Despite the challenges in obtaining derivatives to manage our overall interest rate exposure, the magnitude of our exposure to changes in interest rates during 2009 remained comparable to 2008, primarily because of the decline in our managed receivables.
Our strategies to manage market risks are established by the Ford Global Risk Management Committee (“GRMC”). The GRMC is chaired by the Chief Financial Officer of Ford, and includes the Treasurer of Ford and our Chief Financial Officer.
The Ford Treasurer’s Office is responsible for the execution of our market risk management strategies. These strategies are governed by written policies and procedures. Separation of duties is maintained between the strategy and approval of derivative trades, the execution of derivatives trades and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that these controls are effective. In addition, the GRMC and the audit committee of Ford and Ford Credit’s Boards of Directors review our market risk exposures and use of derivatives to manage these exposures.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)
Interest Rate Risk
Nature of Exposure. Our primary market risk exposure is interest rate risk, and the particular market risk to which we are most exposed is U.S. dollar LIBOR. Our interest rate risk exposure results principally from “re-pricing risk” or differences in the re-pricing characteristics of assets and liabilities. An instrument’s re-pricing period is a term used to describe how an interest rate-sensitive instrument responds to changes in interest rates. It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates. For fixed-rate instruments, the re-pricing period is equal to the maturity of the instrument’s principal, because the principal is considered to re-price only when re-invested in a new instrument. For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate. For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31 would have a re-pricing period of one year on January 1, regardless of the instrument’s maturity.
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
Funding sources consist primarily of securitization transactions and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, we may borrow at terms longer than the terms of our assets, in most instances with up to ten year maturities. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.
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
The derivative financial instruments primarily used in our interest rate risk management process are called interest rate swaps. Our interest rate swaps are agreements with counterparties to either receive a fixed rate of interest in return for us paying a floating rate of interest, or receive a floating rate of interest in return for us paying a fixed rate of interest, based upon a set notional balance. Interest rate swaps are a common tool used by financial institutions to manage interest rate risk. For additional information on our derivatives, see Note 13 of our Notes to the Financial Statements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk(Continued)
We determine the sensitivity of our economic value to hypothetical changes in interest rates. We then enter into interest rate swaps, when available, to economically convert portions of our floating-rate debt to fixed or our fixed-rate debt to floating to ensure that the sensitivity of our economic value falls within an established tolerance. As part of our process, we also monitor the sensitivity of our pre-tax cash flow using simulation techniques. To measure this sensitivity, we calculate the change in expected cash flows to changes in interest rates over a twelve-month horizon. This calculation determines the sensitivity of changes in cash flows associated with the re-pricing characteristics of our interest-rate-sensitive assets, liabilities, and derivative financial instruments under various hypothetical interest rate scenarios including both parallel and non-parallel shifts in the yield curve. This sensitivity calculation does not take into account any future actions we may take to reduce the risk profile that arises from a change in interest rates. These quantifications of interest rate risk are reported regularly (either monthly or quarterly depending on the market) to the Treasurer of Ford and our Chief Financial Officer.
The process described above is used to measure and manage the interest rate risk of our operations in the United States, Canada, and the United Kingdom, which together represented 81% of our total on-balance sheet finance receivables at December 31, 2009. For our other international affiliates, we use a technique, commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules that group assets, debt, and swaps into discrete time-bands based on their re-pricing characteristics. We then enter into interest rate swaps, when available, which effectively change the re-pricing profile of our debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time-band falls within an established tolerance.
Quantitative Disclosure. As of December 31, 2009, in the aggregate our assets re-price faster than our debt (including the derivative instruments economically hedging the debt). Other things being equal, this means that during a period of rising interest rates, the interest rates earned on our assets will increase more rapidly than the interest rates paid on our debt, thereby initially increasing our pre-tax cash flow. Correspondingly, during a period of falling interest rates, we would expect our pre-tax cash flow to initially decrease.
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
Our pre-tax cash flow sensitivity as of year-end 2009 and 2008 was as follows:

	Pre-Tax Cash Flow Sensitivity given a one	Pre-Tax Cash Flow Sensitivity given a one
	percentage point instantaneous increase in	percentage point instantaneous decrease in
	interest rates	interest rates*
	(in millions)
December 31, 2009	$27	$(27)
December 31, 2008	(28)	28

*	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.
Based on assumptions included in the analysis, our sensitivity to a one-percentage point instantaneous increase in interest rates at year-end 2009 was an increase in our pre-tax cash flow over a twelve-month horizon of $27 million compared to a decrease of $28 million at year-end 2008. Correspondingly, our pre-tax cash flow sensitivity to a one-percentage point instantaneous decrease in interest rates at year-end 2009 was a decrease in our pre-tax cash flow over a twelve-month horizon of $27 million compared to an increase of $28 million at year-end 2008. This change primarily results from the decline in our managed receivables and our limited ability to obtain interest rate derivatives.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk(Continued)
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
As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates as of December 31, 2009 is insignificant. For additional information on our derivatives, see Note 13 of our Notes to the Financial Statements.
Derivative Notional Values. The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	December 31,
	2009	2008
	(in billions)
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$12	$31
Pay-floating, receive-fixed, excluding securitization swaps	16	22
Securitization swaps	42	83
Caps and floors	4	2

Total interest rate derivatives	$74	$138
Other Derivatives
Cross-currency swaps	4	4
Foreign currency forwards	4	13
Other	*	*

Total notional value	$82	$155

*	Less than $500 million.
The derivatives identified above as securitization swaps are interest rate swaps we entered into to facilitate certain of our securitization transactions and are included in our pre-tax cash flow sensitivity analysis detailed in the table above. The decrease in our total derivative notional value was driven primarily by lower derivative requirements reflecting the decline in our managed receivables.
Derivative Fair Values. The fair value of net derivative financial instruments (derivative assets less derivative liabilities) as reported on our balance sheet as of December 31, 2009 was $683 million, which was $963 million lower than December 31, 2008. The decrease primarily reflects lower derivative notional value. For additional information see Note 13 of our Notes to the Financial Statements.

Item 7A.   Quantitative And Qualitative Disclosures About Market Risk(Continued)
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
Substantially all of our counterparty exposures are with counterparties that are rated single-A or better. Our guideline for counterparty minimum long-term ratings is BBB-. For additional information on our derivatives, see Note 13 of our Notes to the Financial Statements.
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
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Financial Statements, the accompanying Notes and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules” and set forth on pages FC-1 through FC-56 immediately following the signature pages of this Report.
Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2009 and 2008 are disclosed in Note 20 of the Notes to the Financial Statements.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
We have none to report.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not required.

ITEM 11.	EXECUTIVE COMPENSATION
Not required.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Not required.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not required.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Full Year
	2009	2008
	(in millions)
Nature of Services
Audit fees — for audit of the financial statements included in our annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company’s internal controls over financial reporting, statutory financial statement filings, and providing comfort letters in connection with our funding transactions	$9.9	$10.5
Audit-related fees — for support of funding transactions, attestation services, assistance with interpretation of accounting standards, and services related to divestitures	1.9	2.5
Tax fees — for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to divestitures	0.7	1.7
All other fees	—	—

Total fees	$12.5	$14.7

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
Report of Independent Registered Public Accounting Firm
Ford Motor Credit Company LLC and Subsidiaries
Consolidated Statement of Operations for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Balance Sheet, December 31, 2009 and 2008
Consolidated Statement of Shareholder’s Interest/Equity for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Statement of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007
Notes to the Financial Statements
The Consolidated Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FC-1 through FC-56 immediately following the signature pages of this report.
(a) 2.	Financial Statement Schedules
Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.
(a) 3.	Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing
Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-36946 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75274 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-A	Copy of Amended and Restated Support Agreement dated as of November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Agreement dated as of February 1, 1980 between Ford Motor Company and Ford Motor Credit Company.	Filed as Exhibit 10-X to Ford Motor Credit Company Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.1 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-D	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-E	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report

Exhibit 24	Powers of Attorney.	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2009.	Incorporated herein by reference to Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2009. File No. 1-3950.
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

Date: February 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities on the date indicated.

Signature	Title	Date

/s/ Michael E. Bannister* (Michael E. Bannister)	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2010

/s/ Kenneth R. Kent* (Kenneth R. Kent)	Director, Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 25, 2010

/s/ Lewis W. K. Booth* (Lewis W. K. Booth)	Director and Audit Committee Chairman	February 25, 2010

/s/ Terry D. Chenault* (Terry D. Chenault)	Director and Executive Vice President —President, Global Operations, Technology and Risk Management	February 25, 2010

/s/ John T. Noone* (John T. Noone)	Director and Executive Vice President —President, Global Marketing and Sales	February 25, 2010

/s/ Neil M. Schloss* (Neil M. Schloss)	Director and Audit Committee Member	February 25, 2010

/s/ Robert L. Shanks* (Robert L. Shanks)	Director and Audit Committee Member	February 25, 2010

*By /s/ Corey M. MacGillivray (Corey M. MacGillivray)	Attorney-in-Fact	February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholder’s interest/equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 25, 2010

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions)

	For the Years Ended December 31,
	2009	2008	2007
Financing revenue
Operating leases	$4,879	$6,519	$6,343
Retail	2,940	3,270	3,475
Interest supplements and other support costs earned from affiliated companies	3,725	4,774	4,592
Wholesale	921	1,721	2,132
Other	76	133	174

Total financing revenue	12,541	16,417	16,716
Depreciation on vehicles subject to operating leases	(3,857)	(9,019)	(6,188)
Interest expense	(5,162)	(7,634)	(8,630)

Net financing margin	3,522	(236)	1,898
Other revenue
Insurance premiums earned, net (Note 2)	100	140	169
Other income, net (Note 15)	662	957	1,753

Total financing margin and other revenue	4,284	861	3,820
Expenses
Operating expenses	1,262	1,548	1,929
Provision for credit losses (Note 6)	966	1,769	588
Insurance expenses (Note 2)	55	103	88

Total expenses	2,283	3,420	2,605

Income/(Loss) before income taxes	2,001	(2,559)	1,215
Provision for/(Benefit from) income taxes (Note 11)	724	(1,014)	446

Income/(Loss) from continuing operations	1,277	(1,545)	769
Gain on disposal of discontinued operations (Note 14)	2	9	6

Net income/(loss)	$1,279	$(1,536)	$775

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$10,882	$15,473
Marketable securities (Note 3)	6,864	8,606
Finance receivables, net (Note 4)	77,968	93,331
Net investment in operating leases (Note 5)	14,578	22,506
Notes and accounts receivable from affiliated companies	1,090	1,047
Derivative financial instruments (Note 13)	1,862	3,791
Assets held-for-sale (Note 14)	—	214
Other assets (Note 9)	4,100	5,159

Total assets	$117,344	$150,127

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,082	$1,781
Affiliated companies	1,145	1,015

Total accounts payable	2,227	2,796
Debt (Note 10)	96,333	126,458
Deferred income taxes	1,816	2,668
Derivative financial instruments (Note 13)	1,179	2,145
Liabilities held-for-sale (Note 14)	—	56
Other liabilities and deferred income (Note 9)	4,809	5,438

Total liabilities	106,364	139,561

Shareholder’s interest
Shareholder’s interest	5,149	5,149
Accumulated other comprehensive income	1,052	432
Retained earnings	4,779	4,985

Total shareholder’s interest	10,980	10,566

Total liabilities and shareholder’s interest	$117,344	$150,127

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST/EQUITY
(in millions)

	Ford Credit
				Accumulated Other
	Capital			Comprehensive Income/(Loss)			Non-
	Stock &	Share-		Unrealized	Foreign		Controlling
	Paid-in	holder’s	Retained	Gain/(Loss)	Currency	Derivative	Interest in
	Surplus	Interest	Earnings	on Assets	Translation	Instruments	Subsidiaries	Total
Balance at December 31, 2006	$5,149	$—	$5,791	$93	$720	$12	$3	$11,768
Adjustment for the adoption of accounting for uncertainty in income taxes	—	—	(51)	—	—	—	—	(51)
Conversion of capital stock and paid-in surplus to shareholder’s interest	(5,149)	5,149	—	—	—	—	—	—
2007 comprehensive income/(loss) activity:
Net income/(loss)	—	—	775	—	—	—	0	775
Change in value of retained interests in securitized assets (net of tax of $21)	—	—	—	(36)	—	—	—	(36)
Unrealized gain on marketable securities (net of tax of $2)	—	—	—	3	—	—	—	3
Less: reclassification adjustment for gains on marketable securities realized in net income (net of tax of $11)	—	—	—	(22)	—	—	—	(22)
Foreign currency translation	—	—	—	—	974	—	0	974
Net loss on derivative instruments	—	—	—	—	(2)	—	—	(2)
Less: reclassification adjustment for gain on derivative instruments realized in net income (net of tax of $7)	—	—	—	—	—	(12)	—	(12)

Total comprehensive income/(loss), net of tax	—	—	775	(55)	972	(12)	0	1,680
Balance at December 31, 2007	$—	$5,149	$6,515	$38	$1,692	$—	$3	$13,397
Sale of subsidiary	—	—	—	—	—	—	(3)	(3)
Adjustment for the adoption of the fair value option (a)	—	—	6	(6)	—	—	—	—
2008 comprehensive income/(loss) activity:
Net income/(loss)	—	—	(1,536)	—	—	—	0	(1,536)
Change in value of retained interests in securitized assets (net of tax of $18)	—	—	—	(33)	—	—	—	(33)
Foreign currency translation	—	—	—	—	(1,259)	—	—	(1,259)

Total comprehensive income/(loss), net of tax	—	—	(1,530)	(39)	(1,259)	—	0	(2,828)
Balance at December 31, 2008	$—	$5,149	$4,985	$(1)	$433	$—	$0	$10,566
2009 comprehensive income/(loss) activity:
Net income/(loss)	—	—	1,279	—	—	—	0	1,279
Change in value of retained interests in securitized assets (net of tax of $1)	—	—	—	1	—	—	—	1
Foreign currency translation	—	—	—	—	619	—	—	619

Total comprehensive income/(loss), net of tax	—	—	1,279	1	619	—	0	1,899
Distributions (b)	—	—	(1,485)	—	—	—	0	(1,485)

Balance at December 31, 2009	$—	$5,149	$4,779	$0	$1,052	$—	$0	$10,980

(a)	Refer to Note 3 for additional information.

(b)	In the first quarter 2009, a plan was announced to restructure Ford’s debt through a combination of a conversion offer by Ford and tender offers by us. As part of this debt restructuring, we commenced a cash tender offer for Ford’s secured term loan under Ford’s secured credit agreement, pursuant to which we purchased from lenders thereof $2.2 billion principal amount of term loan for an aggregate cost of about $1.1 billion (including transaction costs). This transaction settled on March 27, 2009, following which we distributed the term loan to our parent whereupon it was forgiven. The transaction is reflected in the table above as a $1,054 million distribution, which consists of the fair value of the term loan purchased plus transaction expenses. In the third quarter 2009, we made a cash distribution of $400 million and a non-cash distribution of $31 million for our ownership interest in AB Volvofinans to our parent, Ford Holdings LLC.
The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income/(loss)	$1,279	$(1,536)	$775
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	966	1,769	588
Depreciation and amortization	4,502	9,667	6,778
Amortization of upfront interest supplements	(1,890)	(1,278)	(550)
Net change in deferred income taxes	(959)	(2,688)	(1,382)
Net change in other assets	2,331	2,539	(288)
Net change in other liabilities	98	124	836
All other operating activities	(802)	531	16

Net cash provided by operating activities	5,525	9,128	6,773

Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(22,381)	(32,983)	(39,005)
Collections of finance receivables (other than wholesale)	31,659	34,594	37,263
Purchases of operating lease vehicles	(3,248)	(11,230)	(16,517)
Liquidations of operating lease vehicles	7,787	7,413	7,808
Net change in wholesale receivables	5,761	3,545	1,986
Net change in notes receivable from affiliated companies	161	(184)	148
Purchases of marketable securities	(27,377)	(23,831)	(8,795)
Proceeds from sales and maturities of marketable securities	28,185	18,427	15,974
Proceeds from sales of receivables	911	—	697
Proceeds from sales of businesses	168	4,413	167
Settlements of derivatives	532	1,342	(188)
All other investing activities	250	346	(21)

Net cash provided by/(used in) investing activities	22,408	1,852	(483)

Cash flows from financing activities
Proceeds from issuances of long-term debt	30,944	41,720	34,373
Principal payments on long-term debt	(56,199)	(45,090)	(39,311)
Change in short-term debt, net	(5,920)	(5,433)	86
Cash distributions (a)	(400)	—	—
All other financing activities	(600)	(352)	(105)

Net cash (used in) financing activities	(32,175)	(9,155)	(4,957)
Effect of exchange rate changes on cash and cash equivalents	281	(489)	473
Cumulative correction of a prior period error (b)	(630)	—	—

Total cash flows from continuing operations	(4,591)	1,336	1,806

Cash and cash equivalents, beginning of period	$15,473	$14,137	$12,331
Change in cash and cash equivalents	(4,591)	1,336	1,806

Cash and cash equivalents, end of period	$10,882	$15,473	$14,137

Supplementary cash flow information for continuing operations
Interest paid	$5,429	$7,674	$8,387
Income taxes paid	1,673	2,332	1,898

(a)	See consolidated statement of shareholder’s interest/equity for information regarding $1.1 billion of non-cash distributions in 2009.

(b)	In the first quarter of 2009, we recorded a $630 million cumulative adjustment to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods. The impact on previously issued annual and interim financial statements was not material.
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
Liquidity
At December 31, 2009, we had $17.7 billion of cash, cash equivalents and marketable securities, including $5.2 billion that may only be used to support our on-balance sheet securitization transactions and $400 million related to our insurance activities. Risks and uncertainties related to the credit environment may affect our ability to obtain funding and thereby reduce our future liquidity. If credit markets constrain our ability to obtain funding, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate. While challenges remain, we saw improvement in the capital markets in the last three quarters of 2009 evidenced by improvement in market access and credit spreads.
Risks and uncertainties related to the global economy, the automotive industry, and the credit environment could materially impact Ford. Uncertainties relating to Ford’s business also cause uncertainties that could result in a change to our current business plan. In addition, Ford’s ability to satisfy its obligations to us (e.g., interest supplements and other support payments) could be impacted and, if so, would reduce our future liquidity. We believe, however, Ford will satisfy its obligations to us. If Ford fails to satisfy its obligations to us, we may use certain of our obligations to Ford as an offset. However, in the event of a material adverse effect on Ford’s financial condition or operations, Ford Credit could be similarly impacted in a material adverse way.
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
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Nature of Operations
We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our primary financing products fall into three categories:
•	Retail financing — purchasing retail installment sale contracts and retail lease contracts from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchases, to lease or purchase vehicle fleets;

•	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing; and

•	Other financing — making loans to dealers for working capital, improvements to dealership facilities, and to purchase or finance dealership real estate.
We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, purchase certain receivables of Ford and its subsidiaries and provide insurance services related to our financing programs.
We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions, and market conditions. We divide our business segments based on geographic regions: Ford Credit North America (“North America Segment”) and Ford Financial International (“International Segment”). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly or indirectly. For additional financial information regarding our operations by business segments and operations by geographic regions, see Note 19.
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
Noncontrolling Interest
We adopted the Financial Accounting Standards Board’s (“FASB”) revised standard on accounting for noncontrolling interests on its effective date, January 1, 2009. The presentation and disclosure requirements of this standard must be applied retrospectively for all periods. This standard establishes accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in its consolidated financial statements. Previously, noncontrolling interests were reflected in our financial statements as Minority interests in net assets of subsidiaries, which was not included in equity. As a result of this standard, our shareholder’s interest, net income/(loss), and comprehensive income/(loss) will be reflected as attributable to either Ford Credit or our noncontrolling interests (if our noncontrolling interests are more than de minimis). At December 31, 2009, our noncontrolling interests were de minimis. This standard also required us to incorporate a consolidated statement of comprehensive income.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 1. ACCOUNTING POLICIES (Continued)
Goodwill
We perform annual testing of goodwill during the fourth quarter to determine whether any impairment has occurred. Goodwill impairment testing is also performed following an allocation of goodwill to a business to be disposed, or following a triggering event for the long-lived asset impairment test. Testing is conducted at the reporting unit level, which is the same level as our operating segments. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. Fair value is measured relying primarily on the income approach by applying a discounted cash flow methodology. Our goodwill balance was $12 million at December 31, 2009 and 2008. For the periods presented, we have not recorded any impairment of goodwill.
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
Subsequent Events
We evaluated the effects of all subsequent events from the end of the fourth quarter through February 25, 2010, the date we filed our financial statements with the U.S. Securities and Exchange Commission (“SEC”).
Recently Issued Accounting Standards
FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Issued in June 2009, this standard establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP, superseding all previously issued authoritative guidance. All references to pre-Codification GAAP in our financial statements are replaced with descriptive titles.
Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. Issued in June 2009 and codified in December 2009, this standard provides greater transparency about transfers of financial assets and a company’s continuing involvement in the transferred financial assets. The standard also removes the concept of a qualifying special-purpose entity from U.S. GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor’s continuing involvement with the transferred financial assets and the related risks retained. This standard applies to transfers occurring on or after January 1, 2010 and early adoption is prohibited. We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.
Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. Issued in June 2009 and codified in December 2009, this standard replaces the quantitative-based risks and rewards calculation with an approach that is primarily qualitative. The standard also requires ongoing reassessments of the appropriateness of consolidation, and additional disclosures about involvement with variable interest entities (“VIEs”). The standard is effective for us as of January 1, 2010 and early adoption is prohibited. Nearly all of our VIEs are special purpose entities used for most of our on-balance sheet securitization transactions and we do not expect that adoption of this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. INSURANCE
We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”) and its subsidiaries. TARIC is a wholly owned subsidiary of Ford Credit. TARIC offers a variety of products and services, including contractual liability insurance on extended service contracts, physical damage insurance covering vehicles at dealer locations and vehicles in-transit between final assembly plants and dealer locations, physical damage/liability reinsurance covering Ford dealer daily rental vehicles, and surety bonds issued to Ford and its subsidiaries.
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
Insurance Expenses and Liabilities
Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses were as follows for the years ended December 31 (in millions):

	2009	2008	2007
Insurance claims	$49	$95	$71
Claim adjustment expenses	4	6	5
Amortization of deferred acquisition costs	2	2	12

Insurance expenses	$55	$103	$88

The liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, was $20 million and $30 million at December 31, 2009 and 2008, respectively, and was included in Other liabilities and deferred income.
Reinsurance
TARIC’s reinsurance activity primarily consists of ceding a majority of its automotive extended service plan contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets. Ceded insurance expenses that were deducted from the amounts reported as Insurance expenses were $101 million, $133 million and $179 million in 2009, 2008 and 2007, respectively.
The effect of reinsurance on premiums written and earned was as follows (in millions):

	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$137	$269	$199	$355	$284	$459
Assumed	2	8	8	17	10	17
Ceded	(70)	(177)	(91)	(232)	(140)	(307)

Net premiums	$69	$100	$116	$140	$154	$169

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 2. INSURANCE (Continued)
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
NOTE 3. MARKETABLE SECURITIES
We hold marketable securities that consist primarily of investments in U.S. government and government-sponsored enterprises.
Investment securities with a maturity date greater than 90 days at the date of the security’s acquisition are classified as marketable securities.
Trading securities are recorded at fair value with unrealized gains and losses recorded to Other income, net. The basis of cost used in determining realized gains and losses is specific identification. See Note 12 for additional information on fair value measurements.
For all marketable securities held at January 1, 2008 and recorded as available-for-sale or held-to-maturity, we elected to apply the fair value option and thereafter recorded these instruments as trading securities. Prior to this election, unrealized gains and losses for available-for-sale securities were recorded, net of tax, as a separate component of Accumulated other comprehensive income in Shareholder’s interest and the unrealized gains and losses for held-to-maturity securities were not recognized. This election resulted in the cumulative after-tax increase of $6 million to the opening balance of Retained earnings at January 1, 2008. Marketable securities acquired subsequent to January 1, 2008 have been recorded as trading securities.
Investments in Marketable Securities
Investments in trading securities at December 31 were as follows (in millions):

	2009	2008
Fair value	$6,864	$8,606
Net unrealized gains/(losses) for period related to instruments still held at year-end	14	(32)
In 2007, proceeds of available-for-sale and held-to-maturity securities were $7,900 million from maturities and $8,074 million from sales resulting in $45 million in gross realized gains and $5 million in gross realized losses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. FINANCE RECEIVABLES
We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our finance receivables fall into three categories:
•	Retail financing — purchasing retail installment sale and direct financing lease contracts from dealers for new and used vehicles with retail customers, daily rental companies, government entities, and fleet customers;

•	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing; and

•	Other financing — making loans to dealers for improvements to dealership facilities, working capital, and the purchase and financing of dealership real estate. Also includes purchasing certain receivables generated by Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers and other receivables generated by Ford.
Revenue from finance receivables (including direct financing leases) is recognized using the interest method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. The accrual of interest on receivables is discontinued at the time a receivable is determined to be uncollectible.
We receive interest supplements and other support payments on certain financing transactions under agreements with Ford and other affiliates. Income is recognized in a manner that is consistent with revenue recognition on the underlying financing contracts over the periods that the related finance receivables are outstanding.
See Note 7 for accounting policy related to receivables classification.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. FINANCE RECEIVABLES (Continued)
Finance Receivables, Net
Net finance receivables at December 31 were as follows (in millions):

	2009	2008
Retail (including direct financing leases)	$56,308	$65,475
Wholesale	22,453	27,765
Other	2,474	2,791

Total finance receivables, net of unearned income (a)(b)	81,235	96,031
Less: Unearned interest supplements	(1,932)	(1,296)
Less: Allowance for credit losses	(1,335)	(1,404)

Finance receivables, net	$77,968	$93,331

Net finance receivables subject to fair value (c)	$75,584	$90,280
Fair value	76,807	87,056

(a)	At December 31, 2009 and 2008, includes $0.6 billion and $1.0 billion, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)	At December 31, 2009 and 2008, includes finance receivables of $64.4 billion and $73.7 billion, respectively, that have been sold for legal-purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment, of which $122 million is reported as inventory by Ford at December 31, 2009. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. Refer to Note 7 for additional information.

(c)	At December 31, 2009 and 2008, excludes $2.4 billion and $3.0 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. See Note 12 for fair value methodology.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 4. FINANCE RECEIVABLES (Continued)
At December 31, 2009, finance receivables included $663 million owed by the three customers with the largest receivables balances.
Scheduled maturities of total finance receivables outstanding at December 31, 2009, net of unearned income, were as follows (in millions):

	Due in Year Ending December 31,			Due After
	2010	2011	2012	2012	Total
Retail	$26,584	$16,778	$8,489	$4,457	$56,308
Wholesale	22,189	264	0	0	22,453
Other	1,260	375	192	647	2,474

Total	$50,033	$17,417	$8,681	$5,104	$81,235

Prepayment may cause actual maturities to differ from scheduled maturities. The above table, therefore, is not to be regarded as a forecast of future cash collections. For wholesale receivables, maturities stated above reflect historical trends, as scheduled maturities are established subsequent to the sale of the vehicle by the dealer.
The aggregate finance receivables balances at December 31 related to accounts past due more than 60 days which continue to accrue interest were as follows (in millions):

	2009	2008
Retail	$407	$473
Wholesale (a)	113	213
Other (a)	38	34

Total	$558	$720

(a)	Prior year figures were revised to conform to current year presentation.
Investment in direct financing leases, which are included in retail finance receivables, were as follows at December 31 (in millions):

	2009	2008
Minimum lease rentals to be received, including initial direct costs	$1,069	$1,489
Estimated residual values	1,530	1,877
Less: Unearned income	(215)	(314)
Less: Allowance for credit losses	(25)	(30)

Net investment in direct financing leases	$2,359	$3,022

Future minimum rentals from direct financing leases are as follows (in millions): 2010 — $510; 2011 — $322; 2012 — $163; 2013 — $53; thereafter — $5.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 5. NET INVESTMENT IN OPERATING LEASES
Net investment in operating leases consists primarily of lease contracts for new and used vehicles with retail customers, daily rental companies, government entities and fleet customers with terms of 60 months or less.
Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized on a straight-line basis over the term of the lease. The accrual of revenue on operating leases is discontinued at the time a receivable is determined to be uncollectible.
We receive interest supplements and other support payments on certain leasing transactions under agreements with Ford and other affiliates. Income is recognized in a manner that is consistent with revenue recognition on the underlying financing contracts over the periods that the related leases are outstanding.
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)
Net Investment in Operating Leases
Net investment in operating leases at December 31 was as follows (in millions):

	2009	2008

Vehicles, at cost, including initial direct costs	$20,983	$27,984
Less: Accumulated depreciation	(6,191)	(5,214)

Net investment in operating leases before allowance for credit losses (a)	14,792	22,770
Less: Allowance for credit losses	(214)	(264)

Net investment in operating leases	$14,578	$22,506

(a)	At December 31, 2009 and 2008, includes net investment in operating leases of $10.4 billion and $15.6 billion, respectively, that have been included in securitization transactions that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. Refer to Note 7 for additional information.
Future minimum rentals on operating leases are as follows (in millions): 2010 — $2,736; 2011 — $1,538; 2012 — $554; 2013 — $119; 2014 — $3.

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
The allowance for credit losses is estimated using a combination of models and management judgment and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values and economic conditions. Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on our consolidated statement of operations. Finance receivables, investment in direct financing leases, and investment in operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables, investment in direct financing leases, and investment in operating leases previously charged-off as uncollectible are credited to the allowance for credit losses.
Allowance for Credit Losses
Following is an analysis of the allowance for credit losses related to finance receivables, investment in direct financing leases, and investment in operating leases for the years ended December 31 (in millions):

	2009	2008	2007

Balance, beginning of year	$1,668	$1,090	$1,110
Provision for credit losses	966	1,769	588
Deductions
Charge-offs before recoveries	1,516	1,549	1,102
Recoveries	(421)	(414)	(470)

Net charge-offs	1,095	1,135	632
Other changes, principally amounts related to translation adjustments and finance receivables sold	(10)	56	(24)

Net deductions	1,085	1,191	608

Balance, end of year	$1,549	$1,668	$1,090

Our allowance for credit losses decreased from 2008, primarily reflecting the decline in receivables and decrease in charge-offs. At December 31, 2009, our allowance for credit losses included about $215 million, which was based on management’s judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared with historical trends used in our models. At December 31, 2008, our allowance for credit losses included about $210 million, which was based on management’s judgment regarding higher severity assumptions. At December 31, 2007, our allowance for credit losses did not include any incremental amounts based on management judgment.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. TRANSFERS OF RECEIVABLES
We securitize finance receivables and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide.
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
For off-balance sheet sales of receivables, we retain residual or subordinated interests in receivables sold and report a gain or loss in the period in which these sales occur. In measuring the gain or loss on each sale of finance receivables, the carrying value of the receivables transferred is allocated between the assets sold and the interests retained based on their relative fair values at the date of sale. Retained interests are recorded at fair value with unrealized gains recorded, net of tax, as a separate component of Other comprehensive income/(loss). Residual interests in securitizations represent the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions. In our whole-loan sale transactions, we record a gain or loss on sale and do not retain any interests.
In both off-balance sheet securitization transactions and whole-loan sales, we also typically retain the servicing rights and generally receive a servicing fee. The fee is recognized as collected over the remaining term of the related sold finance receivables.
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
We classify receivables on a receivable-by-receivable basis. Specific receivables included in off-balance sheet securitizations or whole-loan sale transactions are usually not identified until the month in which the sale occurs. Each quarter we make a determination of whether it is probable that receivables originated during the quarter will be held for the foreseeable future based on historical receivable sale experience, internal forecasts and budgets, as well as other relevant, reliable information available through the date of evaluation. For purposes of this determination, we define probable to mean at least 70% likely and, consistent with our budgeting and forecasting period, we define foreseeable future to mean twelve months. We also consider off-balance sheet funding channels in connection with our quarterly receivable classification determination.
Held-For-Investment
Finance receivables originated during the quarter for which we determine that it is probable we will hold for the following twelve months are classified as HFI and carried at amortized cost. All retail and wholesale receivables are classified as HFI at origination during all periods presented. Cash flows resulting from the purchase of these receivables that are originally classified as HFI are recorded as an investing activity. Once a decision has been made to sell specifically identified receivables that were originally classified as HFI and the receivables are sold in the same reporting period, the receivables are reclassified as HFS and simultaneously removed from the balance sheet. The fair value adjustment is incorporated and recognized in the net gain on sale of receivables component in Other income, net line in the consolidated statement of operations. If the receivables have been selected for an off-balance sheet transaction that has not occurred at the end of the reporting period, the receivables are reclassified as HFS and a valuation adjustment is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Cash flows resulting from the sale of the receivables that were originally classified as HFI are recorded as an investing activity since GAAP requires the statement of cash flow presentation to be based on the original classification of the receivables.
Held-For-Sale
Finance receivables originated during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the purchase of these receivables are recorded as an operating activity. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Once specifically identified receivables that were originally classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain on sale. Cash flows resulting from the sale of the receivables that were originally classified as HFS are recorded as an operating activity. As a result of our accounting for any retained interests related to sold receivables as available-for-sale securities, there will be a net operating cash outflow impact for these receivables since the cash flows related to the retained interests will be classified as investing cash inflows. As of December 31, 2009 and 2008, there were no finance receivables classified as held-for-sale.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. TRANSFERS OF RECEIVABLES (Continued)
On-Balance Sheet Securitization Transactions
Most of our securitization transactions do not satisfy the requirements for accounting sale treatment and, therefore, the securitized assets and related liabilities are included in our financial statements. Cash and cash equivalent balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions. The receivables and net investment in operating leases that have been included in securitization transactions have been sold for legal purposes and are only available for payment of the debt and other obligations issued or arising in the securitization transactions. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. The asset-backed debt has been issued either directly by us or by consolidated VIEs.
The following table shows the assets and the liabilities related to our securitization transactions that were included in our financial statements for the years ended December 31 (in billions):

	2009			2008
		Finance			Finance
		Receivables & Net			Receivables & Net
	Cash & Cash	Investment in	Related	Cash & Cash	Investment in	Related
	Equivalents	Operating Leases	Debt	Equivalents	Operating Leases	Debt
Retail	$3.4	$44.9	$35.7	$3.3	$51.6	$42.6
Wholesale	0.5	19.5	10.6	1.2	22.1	17.6
Net investment in operating leases	1.3	10.4	6.6	1.0	15.6	12.0

Total (a)	$5.2	$74.8	$52.9	$5.5	$89.3	$72.2

(a)	Includes debt of $46.2 billion and $62.0 billion at December 31, 2009 and 2008, respectively, issued by VIEs of which we are the primary beneficiary. The carrying values of our assets securing the debt issued by these VIEs were $4.0 billion and $3.9 billion of cash and cash equivalents, $41.7 billion and $41.9 billion of retail receivables, $16.5 billion and $19.6 billion of wholesale receivables, and $10.4 billion and $15.6 billion of net investment in operating leases at December 31, 2009 and 2008, respectively. Refer to Note 8 for further discussion regarding our VIEs.
Our financial performance related to our securitization transactions for the years ended December 31 were as follows (in millions):

	2009	2008	2007

Derivative expense	$328	$985	$228
Interest expense	1,998	3,323	3,470
Most of these securitization transactions utilize VIEs. Refer to Note 8 for information concerning the financial performance of securitization transactions that utilized VIEs.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 7. TRANSFERS OF RECEIVABLES (Continued)
Many of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and in certain instances, currency exposure resulting from assets in one currency and debt in another currency. Refer to Note 12 regarding the fair value of derivatives. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate their interest rate risk resulting from derivatives with our securitization entities. Our exposures based on the fair value of derivative instruments related to securitization programs at December 31 were as follows (in millions):

	2009		2008
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability

Securitization entities	$69	$579	$59	$995
Ford Credit (excluding securitization entities)	383	27	887	39

Total derivative financial instruments	$452	$606	$946	$1,034

Off-Balance Sheet Securitization Transactions
We recognized a loss of $25 million, income of $199 million and income of $391 million in 2009, 2008 and 2007, respectively, of investment and other income related to the sales of receivables. These amounts are included in Other income, net. Also, we received cash flows of $68 million, $281 million and $401 million in 2009, 2008 and 2007, respectively, related to the net change in retained interests in securitized assets. These amounts are included in All other investing activities in our consolidated statement of cash flows.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. VARIABLE INTEREST ENTITIES
A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary is the entity that absorbs the majority of the risk for the variability in the VIE’s assets. A variable interest is a contractual, ownership, or other interest that changes with changes in the fair value of the VIE’s net assets. Nearly all of our VIEs are special purpose entities used for most of our on-balance sheet securitizations.
We use qualitative analysis to determine whether or not we need to consolidate a VIE. We consider the rights and obligations conveyed by variable interests to determine whether we will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If so, we consolidate the VIE.
The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets, rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.
VIEs of which we are the primary beneficiary
We use special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits and government-sponsored entities or others who obtain funding from government programs. The asset-backed securities are secured by the expected cash flows from finance receivables and interests in net investments in operating leases. The expected cash flows from these assets have been legally sold but we retain interests in our securitization transactions, including senior and subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, such as cash reserves, and residual interests. Therefore, the assets continue to be consolidated by us.
The VIE transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions.
We aggregate and analyze our transactions based on the risk profile of the product and the type of funding structure, including:
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. VARIABLE INTEREST ENTITIES (Continued)
As residual interest holder, we are exposed to the underlying residual and credit risk of the collateral, and may be exposed to interest rate risk. However, this risk is not incremental to the exposure we have on the underlying assets. Our residual interest in these transactions was $27.2 billion and $18.2 billion at December 31, 2009 and 2008, respectively. The amount of risk absorbed by our residual interests is generally represented by and limited to the amount of overcollateralization of our assets securing the debt and any cash reserves.
We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase the investments. Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required level. The cash contributions were zero and $179 million at December 31, 2009 and December 31, 2008 and ranged from zero to $1.4 billion and zero to $2.2 billion during 2009 and 2008, respectively. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust retail securitization program.
During 2009, we elected to provide additional enhancements or repurchase specific senior or subordinated notes in order to address market conditions. From time to time, we renegotiate the terms of our funding commitments and may reallocate the commitments globally. We do not guarantee any asset-backed securities and generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs. In certain securitization transactions, we have dynamic enhancements where we are required to support the performance of the securitization transactions by purchasing additional subordinated notes or increasing cash reserves.
VIEs that are exposed to interest rate or currency risk have reduced their exposure by entering into derivatives. In certain instances, we have entered into offsetting derivative transactions with the VIE to protect the VIE from these risks that are not mitigated through derivative transactions between the VIE and its counterparty. See Note 13 for additional information regarding our derivatives.
Finance receivables and net investment in operating leases that secure the debt of the VIE remain on our balance sheet and therefore are not included in the VIE assets shown in the following table. As of December 31, 2009, the carrying values of the assets were $41.7 billion of retail receivables, $16.5 billion of wholesale receivables, and $10.4 billion of net investment in operating leases. As of December 31, 2008, the carrying values of the assets were $41.9 billion of retail receivables, $19.6 billion of wholesale receivables, and $15.6 billion of net investment in operating leases.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 8. VARIABLE INTEREST ENTITIES (Continued)
The total consolidated VIE assets and liabilities that support our securitization transactions reflected in our December 31 balance sheets were as follows (in billions):

	2009		2008
	Cash & Cash		Cash & Cash
	Equivalents (a)	Debt (b)	Equivalents (a)	Debt (b)
VIEs by asset-class
Retail	$3.1	$31.2	$2.7	$34.5
Wholesale	0.4	8.4	1.0	15.5
Net investment in operating leases	0.5	6.6	0.2	12.0

Total	$4.0	$46.2	$3.9	$62.0

(a)	Additionally, we have cash and cash equivalents securing the obligations of the VIEs that are not assets of the VIEs and were $925 million and $949 million as of December 31, 2009 and 2008, respectively.

(b)	Certain notes issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank open market operations program. This external funding of $1.8 billion and $308 million at December 31, 2009 and 2008, respectively, was not reflected as a liability of the VIEs and is excluded from the table above, but was included in our consolidated liabilities.
Our exposure based on the fair value of derivative instruments related to securitization programs at December 31 were as follows (in millions):

	2009	2008

Derivative Asset	$55	$46
Derivative Liability	528	808
The financial performance of the consolidated VIEs that support our securitization transactions for the years ending December 31 were as follows (in millions):

	2009		2008
	Derivative		Derivative
	(Income)/	Interest	(Income)/	Interest
	Expense	Expense	Expense	Expense

VIEs by asset-class
Retail	$262	$957	$684	$1,725
Wholesale	(3)	248	(47)	706
Net investment in operating leases	80	473	178	622

Total	$339	$1,678	$815	$3,053

VIEs of which we are not the primary beneficiary
We also have investments in certain joint ventures determined to be VIEs of which we are not the primary beneficiary. These joint ventures provide consumer and dealer financing in their respective markets. The joint ventures are financed by external debt and additional subordinated interest of the joint venture partners. The risks and rewards associated with our interests in these joint ventures are based primarily on ownership percentages. Our investments in these joint ventures are accounted for as equity method investments and are included in Other assets. Our maximum exposure to any potential losses associated with these VIEs is limited to our equity investments, and amounted to $67 million and $109 million at December 31, 2009 and 2008, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 9. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME
Other assets and other liabilities and deferred income consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items. This footnote provides more information contained within the combined items.
Other assets at December 31 were as follows (in millions):

	2009	2008
Accrued interest, rents and other non-finance receivables	$1,070	$1,223
Deferred charges including unamortized dealer commissions	665	740
Collateral held for resale, at net realizable value	624	633
Investment in used vehicles held for resale, at net realizable value	458	603
Prepaid reinsurance premiums and other reinsurance receivables	275	385
Property and equipment, net of accumulated depreciation of $348 and $316 at December 31, 2009 and 2008, respectively	177	207
Investment in non-consolidated affiliates	123	529
Retained interests in securitized assets	26	92
Other	682	747

Total other assets	$4,100	$5,159

Other liabilities and deferred income at December 31 were as follows (in millions):

	2009	2008
Income taxes payable (a)	$1,328	$1,647
Deferred income	1,111	1,330
Interest payable	1,007	1,315
Unrecognized tax benefits	596	269
Unearned insurance premiums	315	452
Other	452	425

Total other liabilities and deferred income	$4,809	$5,438

(a)	During the second quarter 2009, we purchased $3.4 billion principal amount of Ford’s unsecured, nonconvertible securities for an aggregate cost of $1.1 billion (including transaction costs and accrued and unpaid interest payments for such tendered debt securities) and transferred the securities to Ford in satisfaction of $1.1 billion of our tax liabilities to Ford.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DEBT
We have asset-backed commercial paper programs in the United States, with sales to qualified institutional investors. We also obtain other short-term funding from the sale of demand notes to retail investors through our floating rate demand notes program. We have certain asset-backed securitization programs that issue short-term debt securities that are sold to institutional investors. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.
We obtain long-term debt funding through the issuance of a variety of unsecured and asset-backed debt securities in the United States and international capital markets. We also sponsor a number of asset-backed securitization programs that issue long-term debt securities that are sold to institutional investors in the United States and international capital markets.
Debt is recorded on our balance sheet at fair value upon issuance and subsequently reported at amortized cost (with the exception of fair value adjustments related to debt in designated hedge relationships — See Note 13 for more policy information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Fees and cost directly related to the issuance of debt are capitalized within Other assets and amortized over the life of the debt to Interest expense using the interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DEBT (Continued)
Debt
At December 31, debt was as follows (in millions):

	Interest Rates
	Average		Weighted-
	Contractual (a)		Average (b)
	2009	2008	2009	2008	2009	2008
Short-term debt
Asset-backed commercial paper (c)	0.9%	3.5%			$6,369	$11,503
Other asset-backed short-term debt (c)	2.6%	5.4%			4,482	5,569
Ford Interest Advantage (d)	2.7%	3.9%			3,680	1,958
Other short-term debt (e)	4.2%	8.7%			891	1,055

Total short-term debt	2.0%	4.5%	3.0%	5.2%	15,422	20,085

Long-term debt
Senior indebtedness
Notes payable within one year (e)					7,053	16,003
Notes payable after one year (e)					32,124	35,148
Asset-backed debt (c)
Notes payable within one year					18,952	26,501
Notes payable after one year					23,076	28,638
Unamortized Discount					(525)	(251)
Fair value adjustments (f)					231	334

Total long-term debt (g)	5.4%	6.1%	5.1%	6.0%	80,911	106,373

Total debt	4.8%	5.8%	4.8%	5.8%	$96,333	$126,458

Fair value of debt (h)					$97,962	$110,520

Interest rate characteristics of debt payable after one year (i)
Fixed interest rates					$36,932	$35,144
Variable interest rates (generally based on LIBOR or other short-term rates)					18,268	28,642

Total payable after one year					$55,200	$63,786

(a)	Fourth quarter average contractual rates exclude the effects of derivatives and facility fees.

(b)	Fourth quarter weighted-average rates include the effects of derivatives and facility fees.

(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements. Refer to Note 7 for information regarding on-balance sheet securitization transactions.

(d)	The Ford Interest Advantage program consists of our floating rate demand notes.

(e)	Includes debt with affiliated companies as indicated in the table below.

(f)	Adjustments related to designated fair value hedges of unsecured debt.

(g)	Average contractual and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.

(h)	Fair value of debt reflects interest accrued but not yet paid of $1,074 million and $1,369 million at December 31, 2009 and 2008, respectively. Interest accrued is reported in Other liabilities and deferred income and Accounts payable — Affiliated companies. See Note 12 for fair value methodology.

(i)	Represents asset-backed and unsecured notes payable after one year excluding unamortized discount and fair value adjustments related to designated hedges. Excludes the effect of interest rate swap agreements.

	2009	2008
Debt with affiliated companies
Other short-term debt	$403	$65
Notes payable within one year	40	345
Notes payable after one year	121	120

Total debt with affiliated companies	$564	$530

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DEBT (Continued)
The nominal interest rate for our floating rate demand notes issued and offered under our Ford Interest Advantage program ranged from 2.3% to 2.6% as of December 31, 2009 depending on the amount invested.
Our overall full year weighted-average effective interest rate (borrowing cost), including the effect of interest rate swap agreements and facility fees, was 4.9% and 5.6% for 2009 and 2008, respectively.
The average term of the outstanding commercial paper was 34 days at December 31, 2009 and 40 days at December 31, 2008. Short-term and long-term debt matures at various dates through 2048. Maturities are as follows (in millions):

	2010 (a)	2011	2012	2013	2014	Thereafter (b)	Total
Unsecured debt maturities	$11,624	$11,465	$7,117	$4,810	$3,687	$5,045	$43,748
Asset-backed debt maturities	29,803	15,304	6,196	1,429	7	140	52,879

Total debt maturities (c)	$41,427	$26,769	$13,313	$6,239	$3,694	$5,185	$96,627

(a)	Includes $15,422 million for short-term and $26,005 million for long-term debt.

(b)	Approximately $3.7 billion of unsecured debt matures between 2015 and 2020 with the remaining balance maturing after 2030.

(c)	Amounts exclude fair value adjustments of $231 million and unamortized discounts of $525 million.
Certain of these obligations are denominated in currencies other than the currency of the issuing entity’s country. Foreign currency swap and forward agreements are used to hedge the exposure to changes in exchange rates of these obligations.
Debt Repurchases. In 2009, through private market transactions, we repurchased an aggregate of $3.5 billion principal amount of our outstanding notes for $3.5 billion in cash. As a result, we recorded a pre-tax gain of $16 million, net of unamortized premiums and discounts.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 10. DEBT (Continued)
Credit Facilities
At December 31, 2009, we and our subsidiaries, including FCE Bank plc (“FCE”), had $1.3 billion of contractually-committed unsecured credit facilities with financial institutions, of which $645 million were available for use. Of the credit facilities available for use, $276 million expire in 2010, $308 million expire in 2011 and $61 million expire in 2012. Of the $1.3 billion of contractually-committed credit facilities, almost all are FCE worldwide credit facilities. The FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority owned subsidiaries. FCE will guarantee any such borrowings. All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.
In addition, at December 31, 2009, we had $9.3 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program. Of the $9.3 billion of contractually-committed liquidity facilities, $4.4 billion expire in 2010 and $4.9 billion expire in 2012. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At December 31, 2009, $9.3 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt or FCAR’s purchase of our asset-backed securities. At December 31, 2009, the outstanding commercial paper balance for the FCAR program was $6.4 billion of which $1 million was held by us and none was issued to the U.S. Federal Reserve’s Commercial Paper Funding Facility.
Committed Liquidity Programs
We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $23.2 billion at December 31, 2009 ($10.8 billion retail, $8.1 billion wholesale and $4.3 billion supported by various retail, lease, or wholesale assets) of which $7.4 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $20.2 billion having maturities within the next twelve months (of which $6.7 billion relates to FCE commitments), and the remaining balance having maturities between March 2011 and December 2011. While there is a risk of non-renewal of some of these committed liquidity programs, which could lead to a reduction in the size of these programs and/or higher costs, our capacity in excess of eligible receivables would enable us to absorb some reductions. Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. At December 31, 2009, $11.2 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants and credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

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

	2009	2008	2007
Current
United States federal	$1,130	$1,184	$1,402
Foreign	203	213	145
State and local	105	176	115

Total current	1,438	1,573	1,662
Deferred
United States federal	(619)	(2,110)	(1,095)
Foreign	(14)	(135)	(48)
State and local	(81)	(342)	(73)

Total deferred	(714)	(2,587)	(1,216)

Provision for/(Benefit from) income taxes	$724	$(1,014)	$446

A reconciliation of the Provision for/(Benefit from) income taxes with the United States statutory tax rate as a percentage of Income/(Loss) before income taxes, excluding equity in net income of affiliated companies, net income attributable to noncontrolling interests, and income from discontinued operations, is shown below for the years ended December 31:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
State and local income taxes	0.6	4.4	1.8
Investment income not subject to tax or subject to tax at reduced rates	—	0.0	(0.1)
Other	0.6	0.2	—

Effective tax rate	36.2%	39.6%	36.7%

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. INCOME TAXES (Continued)
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2009	2008
Deferred tax assets
Provision for credit losses	$1,756	$1,869
Net operating losses and foreign tax credits	178	455
Employee benefit plans	117	144
Other	372	322

Total deferred tax assets	2,423	2,790

Deferred tax liabilities
Leasing transactions	2,245	3,206
Finance receivables	515	786
Sales of receivables	713	747
Other	463	494

Total deferred tax liabilities	3,936	5,233

Net deferred income tax liability	$1,513	$2,443

Under our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us, generally on a separate return basis. In this regard, the deferred tax assets related to foreign tax credits and alternative minimum tax represent amounts primarily due from Ford. Under our tax sharing agreement with Ford, we are generally paid for these assets at the earlier of our use on a separate return basis or their expiration.
Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned by us under this agreement is included in Other income, net. Interest expense due to Ford under this agreement is included in Interest expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 11. INCOME TAXES (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008	2007

Balance, at January 1	$289	$421	$363
Increase — tax positions in prior years	321	48	55
Increase — tax positions in current year	11	3	17
Decrease — tax positions in prior years	—	(3)	—
Settlements	(3)	(173)	0
Lapse of statute of limitations	(4)	(7)	(14)

Balance, at December 31	$614	$289	$421

The amount of unrecognized tax benefits at December 31, 2009, 2008 and 2007 that would affect the effective tax rate if recognized was $120 million, $127 million and $109 million, respectively.
We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.
We have settled our U.S. federal income tax deficiencies related to tax years prior to 2006 in accordance with our intercompany tax sharing agreement with Ford. The Ford consolidated return is currently under examination for the 2006 and 2007 tax years.
Examinations by tax authorities have been completed through 1999 in Germany, 2004 in Canada, and 2006 in the United Kingdom.
We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford and income tax related penalties in Provision for/(Benefit from) income taxes. During 2009, 2008 and 2007, we recorded approximately $23 million of net tax related interest expense, $4 million in net tax related interest income and $8 million in net tax related interest expense, respectively, in our consolidated statement of operations. As of December 31, 2009 and 2008, we had recorded a net payable of $28 million and $5 million, respectively, for tax related interest.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. FAIR VALUE MEASUREMENTS
Our financial statements reflect certain assets and liabilities measured at fair value. Assets and liabilities measured at fair value on a recurring basis on our balance sheet include cash equivalents, marketable securities, derivative financial instruments and retained interests in securitized assets. Assets and liabilities measured at fair value on a recurring basis for disclosure only include finance receivables and debt. The fair value of these items are presented together with the related carrying value in Notes 4 and 10, respectively.
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.
In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. The availability of observable inputs varies by instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular of the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.
We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.
•	Level 1 — inputs include quoted prices for identical instruments and are the most observable.

•	Level 2 — inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

•	Level 3 — inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.
For instruments measured using Level 3 inputs, a reconciliation of the beginning and ending balances is disclosed.
Valuation Methodologies
Cash Equivalents — Financial Instruments. Cash and all highly liquid investments with a maturity of 90 days or less at date of purchase are classified as Cash and cash equivalents. We use quoted prices where available and industry-standard valuation models using market-based inputs when quoted prices are unavailable.
Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase are classified as marketable securities. To measure fair value, we use quoted market prices where available and industry-standard valuation models using market-based inputs when quoted prices are unavailable.

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
We include an adjustment for non-performance risk in the fair value of derivative instruments. The adjustment reflects the full credit default spread swap (“CDS”) spread applied to a net exposure, by counterparty. We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.
In certain cases, market data is not available and we use management judgment to develop assumptions which are used to determine fair value. This includes situations where there is illiquidity for a particular currency or for longer-dated instruments. For longer-dated instruments with regards to which observable interest rates or foreign exchange rates are not available for all periods through maturity, we hold the last available data point constant through maturity. For securitization interest rate swaps, we use management judgment in estimating timing of cash flows which may vary based on actual repayments of securitized contracts.
Retained Interests in Securitized Assets. The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions and is calculated using a discounted cash flow analysis. We estimate the fair value of retained interests using internal valuation models, market inputs and our own assumptions. The three key assumptions that affect the valuation of the retained interests are credit losses, prepayment speed, and the discount rate.
Finance Receivables. The fair value of finance receivables is generally calculated using discounted cash flow models that incorporate appropriate funding pricing and enhancement requirements, as well as estimates concerning credit losses and prepayments.
Debt. The fair value of debt is estimated based upon quoted market prices, current market rates for similar debt with approximately the same remaining maturities, or discounted cash flow models utilizing current market rates.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
Input Hierarchy
The following summarizes the fair values by input hierarchy for financial instruments measured at fair value on a recurring basis for the years ended December 31 (in millions):

	2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$75	$—	$—	$75
Government-sponsored enterprises	—	400	—	400
Corporate debt	—	75	—	75
Government — non U.S.	—	29	—	29

Total cash equivalents — financial instruments (a)	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
Government-sponsored enterprises	—	1,098	—	1,098
Corporate debt	—	159	4	163
Mortgage-backed	—	237	—	237
Government — non U.S.	—	65	—	65
Other liquid investments (b)	—	45	—	45

Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments	—	1,455	407	1,862
Retained interests in securitized assets	—	—	26	26

Total assets at fair value	$5,331	$3,563	$437	$9,331

Liabilities
Derivative financial instruments	$—	$604	$575	$1,179

Total liabilities at fair value	$—	$604	$575	$1,179

(a)	Excludes $7,514 million of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value, which approximates fair value. In addition to these cash equivalents, we also had cash on hand totaling $2,789 million.

(b)	Includes certificates of deposits and time deposits with maturities greater than 90 days on date of purchase.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

	2008
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$655	$—	$—	$655
Government-sponsored enterprises	—	4,221	—	4,221
Corporate debt	—	167	—	167

Total cash equivalents — financial instruments (a)	655	4,388	—	5,043
Marketable securities
U.S. government	6,177	—	—	6,177
Government-sponsored enterprises	—	1,924	—	1,924
Corporate debt	—	111	5	116
Mortgage-backed	—	275	—	275
Equity	59	—	—	59
Government — non U.S.	—	12	—	12
Other liquid investments (b)	—	43	—	43

Total marketable securities	6,236	2,365	5	8,606
Derivative financial instruments	—	2,882	909	3,791
Retained interests in securitized assets	—	—	92	92

Total assets at fair value	$6,891	$9,635	$1,006	$17,532

Liabilities
Derivative financial instruments	$—	$1,155	$990	$2,145

Total liabilities at fair value	$—	$1,155	$990	$2,145

(a)	Excludes $3,084 million of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value, which approximates fair value. In addition to these cash equivalents, we also had cash on hand totaling $7,346 million.

(b)	Includes certificates of deposits and time deposits with maturities greater than 90 days on date of purchase.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
Reconciliation of Changes in Level 3 Financial Instrument Balances
The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31 (in millions):

	2009
						Change in
				Net		Unrealized
	Fair Value at	Total Realized		Transfers	Fair Value at	Gains/(Losses)
	December 31,	/Unrealized	Net Purchases/	Into/(Out of)	December 31,	on Instruments
	2008	Gains/(Losses)	(Settlements)	Level 3	2009	Still Held (a)
Marketable securities	$5	$(1)	$—	$—	$4	$(1)
Derivative financial instruments, net	(81)	(98)	11	—	(168)	(77)
Retained interests in securitized assets	92	9	(75)	—	26	1

Total	$16	$(90)	$(64)	$—	$(138)	$(77)

(a)	For those assets and liabilities still held at reporting date.

	2008
						Change in
						Unrealized
	Fair Value at	Total Realized		Net Transfers	Fair Value at	Gains/(Losses)
	January 1,	/Unrealized	Net Purchases/	Into/(Out of)	December 31,	on Instruments
	2008	Gains/(Losses)	(Settlements)	Level 3	2008	Still Held (a)
Marketable securities	$—	$0	$5	$—	$5	$0
Derivative financial instruments, net	(30)	(15)	(6)	(30)	(81)	(63)
Retained interests in securitized assets	653	49	(610)	—	92	(58)

Total	$623	$34	$(611)	$(30)	$16	$(121)

(a)	For those assets and liabilities still held at reporting date.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
The following summarizes the realized/unrealized gains/(losses) on Level 3 financial instruments by position in the consolidated statement of operations for the period ending December 31 (in millions):

	2009
		Other		Total Realized
		Comprehensive		/Unrealized
	Other Income, net	Income/(Loss)	Interest Expense	Gains/(Losses)
Marketable securities	$(1)	$0	$—	$(1)
Derivative financial instruments, net	(99)	1	—	(98)
Retained interests in securitized assets	9	0	—	9

Total	$(91)	$1	$—	$(90)

	2008
		Other		Total Realized
		Comprehensive		/Unrealized
	Other Income, net	Income/(Loss)	Interest Expense	Gains/(Losses)
Marketable securities	$—	$0	$—	$0
Derivative financial instruments, net	1	(28)	12	(15)
Retained interests in securitized assets	107	(58)	—	49

Total	$108	$(86)	$12	$34

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 12. FAIR VALUE MEASUREMENTS (Continued)
Items Measured at Fair Value on a Nonrecurring Basis
The following summarizes the fair values of items measured at fair value on a nonrecurring basis for the years ended December 31 (in millions):

	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)
2009
Held-for-sale finance receivables (a)	$—	$911	$—	$911	$(52)

2008
Net investment in operating leases (b)	$—	$—	$9,414	$9,414	$(2,086)

(a)	During the third quarter of 2009, we recorded a valuation allowance of $52 million related to held-for-sale finance receivables. The fair value was determined based on the market approach and reflected information from an independent bid for the assets. The loss was recorded to Other income, net. The receivables were sold on October 1, 2009.

(b)	In accordance with FASB’s standard on impairments of long-lived assets, we recorded a pre-tax impairment of $2.1 billion during the second quarter of 2008 related to certain vehicle lines included in our Net investment in operating leases. The fair value used to determine the impairment was based on the income approach and was measured by discounting the contractual payments and estimated auction proceeds. The discount rate reflected hypothetical market assumptions regarding borrowing rates, credit loss patterns and residual value risk.
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into various derivative contracts. Interest rate contracts including swaps, caps and floors are used to manage the effects of interest rate fluctuations. Cross-currency interest rate swap contracts are used to manage foreign currency and interest rate exposures on foreign denominated debt. Foreign currency exchange contracts including forwards are used to manage foreign exchange exposure. The vast majority of our derivatives are over-the-counter customized derivative transactions and are not exchange traded. Management reviews our hedging program, derivative positions, and overall risk management on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk.
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
All derivative instruments are recognized on the balance sheet at fair value. To ensure consistency in our treatment of derivative and non-derivative exposures with regard to our master agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.
We have elected to apply hedge accounting to certain derivatives. Derivatives that receive designated hedge accounting treatment are documented and the relationships are evaluated for effectiveness at the time they are designated, as well as throughout the hedge period. Cash flows associated with designated hedges are reported in the same category as the underlying hedged item.
Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying economic risk.
Fair Value Hedges. We use certain derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt under the “long-haul” method of assessing effectiveness. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. We use regression analysis to assess hedge effectiveness. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net. Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the derivative and the change in the fair value of the hedged item that is attributable to the changes in the benchmark interest rate.
When a derivative is de-designated from a fair value hedge relationship, or when the derivative in a fair value hedge relationship is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the basis of the item and is amortized over its remaining life. The exchange of cash associated with fair value hedges is reported in Cash flows from operating activities in our consolidated statement of cash flows.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
Derivatives Not Designated as Hedging Instruments. We report changes in the fair value of derivatives not designated as hedging instruments in Other income, net. The earnings impact primarily relates to changes in fair value of interest rate derivatives, which are included in evaluating our overall risk management objective, and foreign currency derivatives, which are substantially offset by the revaluation of foreign denominated debt. The exchange of cash associated with derivatives not designated as hedging instruments is reported in Cash flows from investing activities in our consolidated statement of cash flows.
We enter into master agreements with counterparties that generally allow for netting of certain exposures. To ensure consistency in our treatment of derivative and non-derivative exposures with regard to these agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.
Consistent with the FASB’s new standard on disclosures for derivative instruments and hedging activities effective January 1, 2009, in this initial year of adoption, we have elected to not present earlier periods for comparative purposes.
Income Effect of Derivative Financial Instruments
          The following table summarizes the pre-tax gain/(loss) for each type of hedge designation for the year ending December 31 (in millions):

Gain/(Loss)
Recognized in Income
2009
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$164
Ineffectiveness (a)	(13)

Total	$151

Derivatives not designated as hedging instruments
Interest rate contracts	$(77)
Foreign exchange forward contracts (b)	(300)
Cross currency interest rate swap contracts (b)	12

Total	$(365)

(a)	Hedge ineffectiveness reflects a $46 million loss on derivatives and a $33 million gain on hedged items in 2009.

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.
We report net interest settlements and accruals on fair value hedges (which are excluded from the assessment of hedge effectiveness) in Interest expense, with the exception of foreign currency revaluation on accrued interest ($2 million gain for the full year 2009), which we report in Other income, net. We report hedge ineffectiveness on fair value hedges in Other income, net. We report all income items on derivatives not designated as hedging instruments in Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
Balance Sheet Effect of Derivative Financial Instruments
         The following table summarizes the estimated fair value of our derivative financial instruments at December 31, 2009 (in millions):

		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$6,309	$385	$0

Derivatives not designated as hedging instruments
Interest rate contracts	68,153	1,252	846
Foreign exchange forward contracts (a)	3,939	22	51
Cross currency interest rate swap contracts	3,873	203	282

Total derivatives not designated as hedging instruments	75,965	1,477	1,179

Total derivative financial instruments	$82,274	$1,862	$1,179

(a)	Includes forward contracts between Ford Credit and an affiliated company.
We report derivative assets and derivative liabilities in Derivative financial instruments.
The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or commodity volumes and prices.
At December 31, 2009, our adjustment for non-performance risk, relative to a measure based on an unadjusted inter-bank deposit rate (e.g. LIBOR), reduced our derivative assets by $6 million and our derivative liabilities by $15 million.
Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. The aggregate fair value of derivative instruments in asset positions on December 31, 2009 is approximately $2 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.
See Note 12 for additional information regarding fair value measurements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 14. DIVESTITURES AND OTHER ACTIONS
We execute divestitures and alternative business arrangements primarily where securitization and other funding availability is limited. Specific actions we have undertaken are presented by segment.
We classify disposal groups as held for sale when the sale is probable within one year and the disposal group is available for immediate sale in its present condition. A disposal group is classified as a discontinued operation when the criteria to be classified as held for sale have been met and we will not have any significant involvement with the disposal group after the sale. The assets and liabilities of held-for-sale disposal groups are presented in the aggregate in the current period balance sheet.
We perform an impairment test on a disposal group to be discontinued, held for sale, or otherwise disposed. We estimate fair value under the market approach to approximate the expected proceeds to be received. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value less transaction costs.
North America Segment
Triad Financial Corporation. In 2005, we completed the sale of Triad Financial Corporation (“Triad”). We received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, and recognized after-tax gains of $2 million, $9 million and $6 million in 2009, 2008 and 2007, respectively, in Gain on disposal of discontinued operations.
International Segment
FCA Holdings Limited. At the end of the third quarter 2009, we reclassified $911 million of finance receivables that we no longer had the intent to hold for the foreseeable future, or until maturity or payoff, from Finance receivables, net to Assets held-for-sale. These assets represented the majority of our retail finance receivables in FCA Holdings Limited, our operation in Australia. With the reclassification, we recorded a valuation allowance of $52 million to Other income, net to reflect the receivables at the lower of cost or fair value. The receivables were sold on October 1, 2009.
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
The assets and liabilities of Primus Thailand classified as held-for-sale at December 31, 2008 were summarized as follows (in millions):

2008
Assets
Finance receivables, net	$210
Other assets	4

Total assets held-for-sale	$214

Liabilities
Total accounts payable	$14
Debt	41
Other liabilities	1

Total liabilities held-for-sale	$56

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 14. DIVESTITURES AND OTHER ACTIONS (Continued)
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
NOTE 15. OTHER INCOME
Other income consists of various line items that are combined on the consolidated statement of operations due to their respective materiality compared with other individual income and expense items. This footnote provides more detailed information contained within this item.
The following table summarizes amounts included in Other income, net (in millions):

	2009	2008	2007
Interest and investment income	$149	$496	$899
Gains/(Losses) on derivatives (a)	(376)	1,392	(183)
Currency revaluation gains/(losses) (b)	554	(1,708)	105
Investment and other income related to sales of receivables (c)	(25)	199	391
Other	360	578	541

Other income, net	$662	$957	$1,753

(a)	Gains/(Losses) related to foreign currency derivatives are substantially offset by currency revaluation gain/loss impacts on foreign denominated debt. See Note 13 for detail by derivative instrument and risk type.

(b)	Includes net gains of $316 million in pre-tax earnings related to unhedged currency exposure primarily from cross-border intercompany lending in 2009.

(c)	Included in 2009 is a $52 million valuation allowance for Australian finance receivables sold in the fourth quarter. See Note 14 for additional information regarding the sale of Australia’s finance receivables.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 16. EMPLOYEE SEPARATION ACTIONS
We continuously monitor and manage the cost structure of our business to remain competitive within the industry. Restructuring charges related to employee separation actions are presented by segment.
The cost of voluntary employee separation actions is recorded at the time of employee acceptance, unless the acceptance requires explicit approval by us. The costs of conditional voluntary separations are accrued when all conditions are satisfied. The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.
North America Segment
In the first quarter 2009, we announced plans to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. The restructuring affected servicing, sales and central operations and eliminated about 1,200 staff and agency positions, or about 20% of our U.S. staff. The reductions occurred in 2009 through attrition, retirements and involuntary separations. In 2009, we recognized pre-tax charges of $42 million in Operating expenses as a result of these actions.
In 2009, we recognized pre-tax charges of $2 million in Operating expenses for employee separation actions in Canada. These separations were substantially completed by the end of 2009.
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
International Segment
In 2009, we recognized pre-tax charges of $29 million (including $9 million of expense for retirement plan benefits) in Operating expenses for employee separation actions in European, Asia Pacific and Latin America locations. These separations were substantially completed by the end of 2009.
In 2008, we recognized pre-tax charges of $19 million in Operating expenses (including $1 million for retirement plan benefits) for employee separation actions primarily in Asia Pacific locations. These separations were substantially completed by the end of 2009. During 2007, we recognized pre-tax charges of $3 million of income for separation programs in various International locations. All of these separation actions have been completed.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 17. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION
We are a participating employer in certain retirement, postretirement health care and life insurance and share-based compensation plans that are sponsored by Ford. As described below, Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2009, filed separately with the SEC.
Employee Retirement Plans
Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee’s length of service, salary and contributions. The allocation amount can be impacted by key assumptions (for example, discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations. Also, we are jointly and severally liable to the Pension Benefit Guaranty Corporation (“PBGC”) for certain Ford IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by the PBGC in a distress termination. We are liable to pay any plan deficiencies and could have a lien placed on our assets by the PBGC to collateralize this liability.
Retirement plan costs allocated to Ford Credit for our employees in the United States participating in the Ford-sponsored plans was $21 million, $23 million and $90 million in 2009, 2008 and 2007, respectively. The allocated cost for 2009, which was charged to Operating expenses, was equivalent to approximately 11% of Ford’s total U.S. salaried retirement plan cost.
Postretirement Health Care and Life Insurance Benefits
Postretirement health care benefits are provided under certain Ford plans, which provide benefits to retired salaried employees primarily in the United States. Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.
Postretirement health care and life insurance costs assigned to Ford Credit for our employees in the United States participating in the Ford-sponsored plans were $(19) million, $(17) million and $(17) million in 2009, 2008 and 2007, respectively. The allocated cost for 2009, which was a reduction to Operating expenses, was equivalent to approximately 6% of Ford’s total U.S. salaried postretirement health care and life insurance benefits cost.
Stock Options
Certain of our employees have been granted stock options under Ford’s Long-term Incentive Plans (“LTIP”). Costs of these stock option plans are allocated to us based on the total number of employees at Ford Credit that are eligible for stock options.
Employee stock option expense allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $2 million, $2 million and $6 million in 2009, 2008 and 2007, respectively. The allocated expense for 2009, which was charged to Operating expenses, was equivalent to approximately 7% of Ford’s total stock option expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 17. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION (Continued)
Restricted Stock Units
Certain of our employees have been granted performance and time-based restricted stock units. Restricted stock units awarded in stock (“RSU-stock”) provide the recipients with the right to shares of stock after a restriction period. The fair value of the units granted under the 1998 LTIP is the average of the high and low market price of Ford’s Common Stock on the grant date. The fair value of the units granted under the 2008 LTIP is the closing price of Ford’s Common Stock on the grant date. Outstanding RSU-stock are either strictly time-based or a combination of performance and time-based. The restriction periods vary dependent upon the specific grant (1-5 years).
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
Employee Restricted Stock Unit expense allocated to Ford Credit for our employees participating in the plan was $8 million, $6 million and $5 million in 2009, 2008 and 2007, respectively. The allocated expense for 2009, which was charged to Operating expenses, was equivalent to approximately 7% of Ford’s total restricted stock unit expense.

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
Income Statement
The income statement effects for the years ended December 31 of transactions with affiliated companies were as follows (reductions to Income/(Loss) before income taxes are presented as negative amounts) (in millions):

	2009	2008	2007
Financing margin
Interest supplements and other support costs earned from Ford and affiliated companies	$3,725	$4,774	$4,592
Reimbursement of losses on vehicles repurchased for Ford	255	782	1,111
Operating lease revenue earned on vehicles leased to Ford	229	267	297
Residual value support earned from Ford and affiliated companies (a)	431	395	327
Interest expense on debt with Ford and affiliated companies	(28)	(47)	(21)
Interest income earned on notes receivables from Ford and affiliated companies	28	38	36
Interest income earned on receivables with affiliates (b)	16	15	17
Interest paid under tax sharing agreement with Ford (c)	(1)	—	(71)
Other revenue
Income/(expense) from derivative transactions with affiliates	(533)	1,730	(545)
Earned insurance premiums ceded to a Ford-owned affiliate	(127)	(180)	(252)
Interest earned under tax sharing agreement with Ford (c)	3	10	—
Expenses
Payments to Ford for marketing support, advice and services (d)	(99)	(185)	(292)
Insurance loss and loss adjustment expenses recovered from a Ford-owned affiliate	56	77	107
Retirement benefits (e)	2	6	73

(a)	These amounts are primarily included in Depreciation on vehicles subject to operating leases.

(b)	Certain entities are reported as consolidated subsidiaries of Ford; revenue from providing financing to these entities is included in Financing revenue.

(c)	Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned by us under this agreement is included in Other income, net. Interest expenses due to Ford under this agreement are included in Interest expense.

(d)	We receive technical and administrative advice and services from Ford and its affiliates, occupy office space furnished by Ford and its affiliates, utilize data processing facilities maintained by Ford, share in the costs of Ford’s fixed marketing and sell returned lease and repossessed vehicles sold through Ford auction lots. These costs are charged to Operating expenses.

(e)	In the United States, we are a participating employer in certain retirement, postretirement health care and life insurance plans that are sponsored by Ford. Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Refer to Note 17 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 18. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)
Balance Sheet
The balance sheet effects at December 31 of transactions with affiliated companies were as follows (in millions):

	2009	2008
Assets
Net finance receivables and investment in operating leases
Receivables purchased from certain divisions and affiliates of Ford (a)	$3,889	$2,616
Unearned interest supplements (b)	(1,932)	(1,296)
Finance receivables with Ford-owned entities (c)	647	1,014
Net investment in vehicles leased to Ford (d)	461	640
Notes and accounts receivables from Ford and affiliated companies	1,090	1,047
Derivative asset with Ford	0	168
Other assets
Vehicles held for resale that were purchased from Ford and affiliated companies (e)	458	603
Investment in non-consolidated affiliates	123	529
Interest supplements due from Ford related to sold receivables (f)	21	65
Liabilities
Accounts payables to Ford and affiliated companies (g) (h)	(1,145)	(1,015)
Income tax payable to Ford (h)	(1,352)	(1,657)
Debt with Ford and affiliated companies (i)	(564)	(530)
Derivative liability with Ford	(29)	—
Unearned interest supplements and residual support (b)	(1,074)	(1,271)

(a)	We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers, and the purchase of other receivables generated by Ford. At December 31, 2009, approximately $587 million of these assets are subject to limited guarantees by Ford. In addition, at December 31, 2009, Ford guaranteed approximately $52 million of our finance receivables related to dealers.

(b)	Unearned interest supplements and residual support payments received for finance receivables and net investments in operating leases purchased or originated beginning January 1, 2008. At December 31, 2009 in the United States and Canada, Ford is obligated to pay us $1 billion of interest supplements (including supplements related to sold receivables) and $180 million of residual value support over the terms of the related finance contracts, compared with $2.5 billion of interest supplements and about $450 million of residual support at December 31, 2008, in each case for contracts purchased prior to January 1, 2008. The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.

(c)	Primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. These receivables are included in Finance receivables, net.

(d)	We have entered into a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The investment in these vehicles is included in Net investment in operating leases and is guaranteed by Ford.

(e)	We purchase from Ford and affiliated companies certain used vehicles pursuant to its obligation to repurchase such vehicles from daily rental car companies; these vehicles are recorded in Other assets. We subsequently sell the used vehicles at auction; any gain or loss on these vehicles reverts to Ford.

(f)	We record an asset for interest supplements when certain receivables are sold in off-balance sheet securitizations and whole-loan sale transactions. These non-finance receivables are reported in Other assets.

(g)	Includes $406 million and $440 million of post-retirement health care and life insurance benefits due to Ford at December 31, 2009 and 2008, respectively.

(h)	In accordance with our intercompany tax sharing agreement with Ford, the United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation. The income tax payable to Ford does not include amounts recorded as Deferred income taxes. Refer to Note 11 for additional information. During 2009, we paid Ford $1.5 billion related to the agreement.

(i)	Includes $389 million and $343 million in support of a guarantee provided by FCE as collateral in respect of the obligations of Ford Romania at December 31, 2009 and 2008, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 18. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)
Commitments and Contingencies
We provide various guarantees to third parties on behalf of Ford. At December 31, 2009, the value of these guarantees totaled approximately $182 million; Ford counter-guarantees approximately $49 million of these items. In addition, we provided guarantees to Ford on behalf of third parties totaling $130 million at December 31, 2009. See Note 21 for information regarding guarantees of certain obligations of unconsolidated and other affiliates.
Support Agreement
On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement (“Support Agreement”) (formerly known as the Amended and Restated Profit Maintenance Agreement). Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our then-most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to be 11.5 to 1. A copy of the Support Agreement is included as Exhibit 10-A in our Annual Report on Form 10-K for the year ended December 31, 2008.
NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION
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
Segment Information
We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in Unallocated Risk Management and are excluded in assessing our North America and International segment performance, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments. We also adjust segment performance to re-allocate interest expense between the North America and International segments reflecting debt and equity levels proportionate to their product risk. The North America and International segments are presented on a managed basis. Managed basis includes Finance receivables, net and Net investment in operating leases reported on our consolidated balance sheet, excluding unearned interest supplements related to finance receivables, and receivables we sold in off-balance sheet securitizations and continue to service.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

			Unallocated/Eliminations
	North		Unallocated	Effect of	Effect of Unearned
	America	International	Risk	Sales of	Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
2009
Revenue (a)	$10,851	$2,438	$50	$(36)	$—	$14	$13,303
Income
Income/(Loss) before income taxes (b)	1,905	46	50	—	—	50	2,001
Provision for /(Benefit from) income taxes	690	16	18	—	—	18	724
Income/(Loss) from continuing operations	1,215	30	32	—	—	32	1,277
Other disclosures
Depreciation on vehicles subject to operating leases	3,659	198	—	—	—	—	3,857
Interest expense	3,632	1,544	—	(14)	—	(14)	5,162
Provision for credit losses	717	249	—	—	—	—	966
Finance receivables and net investment in operating leases	70,903	23,636	—	(61)	(1,932)	(1,993)	92,546
Total assets	88,703	30,608	—	(35)	(1,932)	(1,967)	117,344

2008
Revenue (a)	$13,878	$4,051	$(317)	$(98)	$—	$(415)	$17,514
Income Income/(Loss) before income taxes	(2,749)	507	(317)	—	—	(317)	(2,559)
Provision for/(Benefit from) income taxes	(1,080)	177	(111)	—	—	(111)	(1,014)
Income/(Loss) from continuing operations	(1,669)	330	(206)	—	—	(206)	(1,545)
Other disclosures
Depreciation on vehicles subject to operating leases	8,731	288	—	—	—	—	9,019
Interest expense	5,261	2,517	—	(144)	—	(144)	7,634
Provision for credit losses	1,603	166	—	—	—	—	1,769
Finance receivables and net investment in operating leases	87,018	30,674	—	(559)	(1,296)	(1,855)	115,837
Total assets	113,728	38,162	—	(467)	(1,296)	(1,763)	150,127

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

(b)	North America segment income/(loss) before income taxes includes a net gain of $316 million related to unhedged currency exposure primarily from cross-border intercompany lending.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

			Unallocated/Eliminations
	North		Unallocated	Effect of	Effect of
	America	International	Risk	Sales of	Unearned Interest
	Segment	Segment	Management	Receivables	Supplements	Total	Total
2007
Revenue (a)	$15,191	$3,906	$(108)	$(351)	$—	$(459)	$18,638
Income
Income/(Loss) before income taxes	701	622	(108)	—	—	(108)	1,215
Provision for /(Benefit from) income taxes	266	218	(38)	—	—	(38)	446
Income/(Loss) from continuing operations	435	404	(70)	—	—	(70)	769
Other disclosures
Depreciation on vehicles subject to operating leases	5,884	304	—	—	—	—	6,188
Interest expense	6,728	2,304	—	(402)	—	(402)	8,630
Provision for credit losses	516	72	—	—	—	—	588
Finance receivables and net investment in operating leases	106,522	40,622	—	(6,013)	—	(6,013)	141,131
Total assets	127,929	46,453	—	(5,359)	—	(5,359)	169,023

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)
Geographic Information
Total revenue, Income/(Loss) before income taxes, Income/(Loss) from continuing operations, Finance receivables, net, and assets identifiable with operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31 (in millions):

	2009	2008	2007
Revenue (a)
United States operations	$8,772	$11,132	$12,339
Canadian operations	2,113	2,422	2,569
European operations	2,069	3,192	2,809
Other foreign operations	349	768	921

Total revenue	$13,303	$17,514	$18,638

Income/(Loss) before income taxes
United States operations	$1,391	$(2,173)	$417
Canadian operations	309	(1,136)	(24)
European operations	346	601	555
Other foreign operations	(45)	149	267

Total income/(loss) before income taxes	$2,001	$(2,559)	$1,215

Finance receivables, net and net investment in operating leases
United States operations	$59,691	$75,455	$87,157
Canadian operations	9,652	10,167	14,383
European operations	20,397	25,612	31,674
Other foreign operations	2,806	4,603	7,917

Total finance receivables, net and net investment in operating leases	$92,546	$115,837	$141,131

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
Selected financial data by calendar quarter were as follows (in millions):

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2009
Total revenue (a)	$3,528	$3,619	$3,205	$2,951	$13,303
Depreciation on vehicles subject to operating leases	1,415	943	842	657	3,857
Interest expense	1,420	1,290	1,259	1,193	5,162
Total financing margin and other revenue	693	1,386	1,104	1,101	4,284
Provision for credit losses	385	397	111	73	966
Income/(Loss) from continuing operations	(13)	411	427	452	1,277
Net income/(loss)	(13)	413	427	452	1,279

2008
Total revenue (a)	$4,551	$4,588	$4,432	$3,943	$17,514
Depreciation on vehicles subject to operating leases	1,814	4,090	1,573	1,542	9,019
Interest expense	1,992	1,901	1,888	1,853	7,634
Total financing margin and other revenue (b)	745	(1,403)	971	548	861
Provision for credit losses	327	545	377	520	1,769
Income/(Loss) from continuing operations	23	(1,435)	95	(228)	(1,545)
Net income/(loss)	24	(1,427)	95	(228)	(1,536)

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

(b)	In the second quarter of 2008, we recorded a $49 million adjustment to correct the March 31, 2008 valuation of our derivative instruments to reflect non-performance risk. The impact on previously issued interim financial statements was not material.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)
NOTE 21. COMMITMENTS AND CONTINGENCIES
Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.
Lease Commitments
At December 31, 2009, we had the following future minimum rental commitments under non-cancelable operating leases (in millions): 2010 — $29; 2011 — $20; 2012 — $14; 2013 — $11; 2014 — $6; thereafter — $7. These amounts include rental commitments for certain land, buildings, machinery and equipment. Our rental expense was $36 million, $41 million and $68 million in 2009, 2008 and 2007, respectively.
Guarantees and Indemnifications
The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material. We have estimated the probability of payment for each guarantee and indemnification to be remote and have not recorded any loss accruals. At December 31, 2009 and 2008, the following guarantees and indemnifications were issued and outstanding:
Guarantees of certain obligations of unconsolidated and other affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled approximately $182 million in 2009 and $270 million in 2008, respectively; of these values, $49 million and $110 million for 2009 and 2008, respectively, was counter-guaranteed by Ford to us.
FCE has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $389 million has been fully collateralized by cash received from Blue Oval Holdings, a Ford U.K. subsidiary, which is available for use in FCE’s day to day operations, and is recorded as Debt. The expiration dates of the guarantee are August 2010 ($354 million) and September 2010 ($35 million) and could terminate on payment and/or cancellation of the obligation by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.
Guarantees of obligations to Ford. We have guaranteed $130 million and $96 million of third-party obligations payable to Ford Brazil at December 31, 2009 and 2008, respectively. Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third-parties to repay Ford the obligated amounts. The guarantee will terminate upon the repayment or cancellation of the obligations.
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
NOTE 21. COMMITMENTS AND CONTINGENCIES (Continued)
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
Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2009. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
NOTE 22. SUBSEQUENT EVENT
In February 2010, we announced to our employees our plan to continue to reduce our staffing requirements in our U.S. operations to meet changing business conditions, including the decline in our receivables. We plan to eliminate about 1,000 staff and agency positions, or about 20% of our U.S. staff. The reductions will occur in 2010 through attrition, retirements, and involuntary separations. We estimate the 2010 expense to be approximately $35 million.