Form 10-Q
period 2010-03-31
FORD MOTOR CREDIT CO LLC
filed 2010-05-07
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
☑Yes  ☐ No

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

EXHIBIT INDEX APPEARS AT PAGE 52

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2010 and 2009
(in millions)

	First Quarter
	2010	2009
Financing revenue
Operating leases	$988	$1,398
Retail	624	756
Interest supplements and other support costs earned from affiliated companies	867	970
Wholesale	225	291
Other	20	20
Total financing revenue	2,724	3,435
Depreciation on vehicles subject to operating leases	(641)	(1,415)
Interest expense	(1,127)	(1,420)
Net financing margin	956	600
Other revenue
Insurance premiums earned, net	26	29
Other income, net (Note 13)	96	64
Total financing margin and other revenue	1,078	693
Expenses
Operating expenses	292	328
Provision for credit losses (Note 4)	(51)	385
Insurance expenses	9	16
Total expenses	250	729
Income/(Loss) before income taxes	828	(36)
Provision for/(Benefit from) income taxes	300	(23)
Net income/(loss)	$528	$(13)

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$11,363	$10,882
Marketable securities	9,824	6,864
Finance receivables, net (Note 2)	74,589	77,968
Net investment in operating leases (Note 3)	13,302	14,578
Notes and accounts receivable from affiliated companies	1,190	1,090
Derivative financial instruments (Note 11)	1,528	1,862
Other assets (Note 7)	3,759	4,100
Total assets	$115,555	$117,344

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,126	$1,082
Affiliated companies	1,758	1,145
Total accounts payable	2,884	2,227
Debt (Note 8)	94,235	96,333
Deferred income taxes	1,722	1,816
Derivative financial instruments (Note 11)	1,071	1,179
Other liabilities and deferred income (Note 7)	4,808	4,809
Total liabilities	104,720	106,364

Shareholder’s interest
Shareholder’s interest	5,149	5,149
Accumulated other comprehensive income	879	1,052
Retained earnings (Note 9)	4,807	4,779
Total shareholder’s interest	10,835	10,980
Total liabilities and shareholder’s interest	$115,555	$117,344

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs:

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$5,093	$4,895
Finance receivables, net	54,027	57,353
Net investment in operating leases	10,765	10,246
Derivative financial instruments — assets	39	55
Debt	47,929	46,153
Derivative financial instruments — liabilities	504	528

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2010 and 2009
(in millions)

	First Quarter
	2010	2009
Net income/(loss)	$528	$(13)
Other comprehensive loss, net of tax:
Foreign currency translation	(173)	(229)
Comprehensive income/(loss)	$355	$(242)

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2010 and 2009
(in millions)

	First Quarter
	2010	2009
Cash flows from operating activities
Net income/(loss)	$528	$(13)
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	(51)	385
Depreciation and amortization	748	1,587
Amortization of upfront interest supplements	(445)	(382)
Net change in deferred income taxes	(87)	(293)
Net change in other assets	524	809
Net change in other liabilities	900	(85)
All other operating activities	(12)	18
Net cash provided by operating activities	2,105	2,026
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(5,549)	(4,910)
Collections of finance receivables (other than wholesale)	7,418	8,219
Purchases of operating lease vehicles	(1,226)	(910)
Liquidations of operating lease vehicles	1,959	1,626
Net change in wholesale receivables	541	4,484
Net change in notes receivable from affiliated companies	(4)	93
Purchases of marketable securities	(9,239)	(5,544)
Proceeds from sales and maturities of marketable securities	6,284	5,854
Proceeds from sales of businesses	—	165
Settlements of derivatives	174	914
All other investing activities	(77)	(24)
Net cash provided by investing activities	281	9,967
Cash flows from financing activities
Proceeds from issuances of long-term debt	8,767	5,272
Principal payments on long-term debt	(8,824)	(15,214)
Change in short-term debt, net	(1,136)	(4,049)
Cash distributions (a)	(500)	—
All other financing activities	(36)	(15)
Net cash used in financing activities	(1,729)	(14,006)
Effect of exchange rate changes on cash and cash equivalents	(176)	(192)
Cumulative correction of a prior period error (b)	—	(630)

Total cash flows from continuing operations	481	(2,835)

Cash and cash equivalents, beginning of period	$10,882	$15,473
Change in cash and cash equivalents	481	(2,835)
Cash and cash equivalents, end of period	$11,363	$12,638

(a)	See Note 9 for information regarding $1.1 billion of non-cash distributions in the first quarter of 2009.
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial conditions for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”).  Results for interim periods should not be considered indicative of results for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K Report”).  We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Interest Supplements and Other Support Costs Earned from Affiliated Companies

As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers.  Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates.  The amount of unearned interest supplements for finance receivables was $2.0 billion and $1.9 billion at March 31, 2010 and December 31, 2009, respectively.  Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value.  Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income.  The amount of unearned interest supplements and residual support payments for net investment in operating leases was $1.0 billion and $1.1 billion at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, in the United States and Canada, Ford is obligated to pay us about $730 million of interest supplements (including supplements related to sold receivables) and about $140 million of residual value support over the terms of the related finance contracts, compared with $1.0 billion of interest supplements and $180 million of residual value support at December 31, 2009, in each case for contracts purchased prior to January 1, 2008.  The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.

Provision for/(Benefit from) Income Taxes

The provision for/(benefit from) income taxes is computed by applying our estimated annual effective tax rate to year-to-date income/(loss) before taxes.  The unusual first quarter 2009 effective tax rate resulted primarily from the impact of first quarter adjustments to prior year estimates of state and local income taxes relative to our financial results.

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
•
Other financing — making loans to dealers for improvements to dealership facilities, working capital, and the purchase and financing of dealership real estate.  Other financing also includes purchasing certain receivables generated by Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers and other receivables generated by Ford.

Finance receivables, net

Net finance receivables at March 31, 2010 and December 31, 2009 were as follows (in millions):

	March 31, 2010	December 31, 2009
Retail (including direct financing leases)	$53,772	$56,308
Wholesale	21,492	22,453
Other	2,491	2,474
Total finance receivables, net of unearned income (a)(b)	77,755	81,235
Less: Unearned interest supplements	(1,986)	(1,932)
Less: Allowance for credit losses	(1,180)	(1,335)
Finance receivables, net	$74,589	$77,968

Net finance receivables subject to fair value (c)	$72,552	$75,584
Fair value	73,924	76,807

(a)
At March 31, 2010 and December 31, 2009, includes $637 million and $647 million, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)
At March 31, 2010 and December 31, 2009, includes finance receivables before allowance for credit losses of $59.8 billion and $64.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements, of which $123 million is reported as inventory by Ford at March 31, 2010. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. Refer to Note 5 for additional information.

(c)
At March 31, 2010 and December 31, 2009, excludes $2.0 billion and $2.4 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. See Note 10 for fair value methodology.

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

Net investment in operating leases

Net investment in operating leases at March 31, 2010 and December 31, 2009 were as follows (in millions):

	March 31, 2010	December 31, 2009
Vehicles, at cost, including initial direct costs	$19,575	$20,983
Less: Accumulated depreciation	(6,097)	(6,191)
Net investment in operating leases before allowance for credit losses (a)	13,478	14,792
Less: Allowance for credit losses	(176)	(214)
Net investment in operating leases	$13,302	$14,578

(a)
At March 31, 2010 and December 31, 2009, includes net investment in operating leases before allowance for credit losses of $10.9 billion and $10.4 billion, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. Refer to Note 5 for additional information.

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

Allowance for Credit Losses

Following is an analysis of the allowance for credit losses related to finance receivables, investment in direct financing leases, and investment in operating leases for the periods ended March 31 (in millions):

	First Quarter
	2010	2009
Balance, beginning of period	$1,549	$1,668
Provision for credit losses	(51)	385
Total charge-offs and recoveries
Charge-offs	(250)	(436)
Recoveries	117	104
Net charge-offs	(133)	(332)
Other changes, principally amounts related to translation adjustments	(9)	(9)
Balance, end of period	$1,356	$1,712

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  At March 31, 2010, our allowance for credit losses included about $95 million for management’s judgment regarding higher retail installment and lease repossession assumptions compared with historical trends used in our models.  At March 31, 2009, our allowance for credit losses included about $160 million for management’s judgment regarding higher severity assumptions and higher wholesale and dealer loan losses.

NOTE 5.  TRANSFERS OF RECEIVABLES

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

We adopted the Financial Accounting Standards Board’s (“FASB”) new accounting standard related to transfers of financial assets on January 1, 2010.  The standard provides greater transparency about transfers of financial assets and a company's continuing involvement in the transferred financial assets.  The standard also removes the concept of a qualifying special-purpose entity from GAAP and changes the requirements for derecognizing financial assets.  This new standard did not have a material impact on our financial condition, results of operations and financial statement disclosures.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  TRANSFERS OF RECEIVABLES (Continued)

On-Balance Sheet Securitization Transactions

We transfer finance receivables and net investments in operating leases in securitization transactions to fund operations and to maintain liquidity.  The majority of our securitization transactions are recorded as asset-backed debt and the associated assets are not derecognized and continue to be included in our financial statements.

The finance receivables and net investment in operating leases that have been included in securitization transactions are only available for payment of the debt and other obligations issued or arising in the securitization transactions.  Cash and cash equivalents and marketable securities balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  The asset-backed debt has been issued either directly by us or by consolidated entities.

Most of these securitization transactions utilize VIEs.  Refer to Note 6 for more information concerning VIEs.  The following table shows the assets and the liabilities related to our securitization transactions that were included in our financial statements at March 31, 2010 and December 31, 2009 (in billions):

	March 31, 2010
	Cash and Cash Equivalents and Marketable Securities (a)	Finance Receivables & Net Investment in Operating Leases			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail	$3.4	$38.9	$0.7	$38.2	$30.6
Wholesale	0.5	15.8	0.0	15.8	10.2
Finance receivables	3.9	54.7	0.7	54.0	40.8
Net investment in operating leases	1.2	10.9	0.1	10.8	7.1
Total	$5.1	$65.6	$0.8	$64.8	$47.9

Non-VIE
Retail	$0.5	$2.5	$0.0	$2.5	$2.8
Wholesale	0.0	2.6	0.0	2.6	2.0
Finance receivables	0.5	5.1	0.0	5.1	4.8
Net investment in operating leases	—	—	—	—	—
Total (c)	$0.5	$5.1	$0.0	$5.1	$4.8

Total securitization transactions
Retail	$3.9	$41.4	$0.7	$40.7	$33.4
Wholesale	0.5	18.4	0.0	18.4	12.2
Finance receivables	4.4	59.8	0.7	59.1	45.6
Net investment in operating leases	1.2	10.9	0.1	10.8	7.1
Total	$5.6	$70.7	$0.8	$69.9	$52.7

(a)	Includes marketable securities totaling $256 million, which are pledged as collateral in a funding arrangement with the European Central Bank (“ECB”).
(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $736 million at March 31, 2010 was not reflected as debt of the VIEs and is reflected as non-VIE debt above. The finance receivables backing this external funding are reflected in VIE finance receivables.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2009
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (a)
Retail	$3.1	$41.7	$0.8	$40.9	$31.2
Wholesale	0.5	16.5	0.0	16.5	8.4
Finance receivables	3.6	58.2	0.8	57.4	39.6
Net investment in operating leases	1.3	10.4	0.2	10.2	6.6
Total	$4.9	$68.6	$1.0	$67.6	$46.2

Non-VIE
Retail	$0.3	$3.2	$0.1	$3.1	$4.5
Wholesale	0.0	3.0	0.0	3.0	2.2
Finance receivables	0.3	6.2	0.1	6.1	6.7
Net investment in operating leases	—	—	—	—	—
Total (b)	$0.3	$6.2	$0.1	$6.1	$6.7

Total securitization transactions
Retail	$3.4	$44.9	$0.9	$44.0	$35.7
Wholesale	0.5	19.5	0.0	19.5	10.6
Finance receivables	3.9	64.4	0.9	63.5	46.3
Net investment in operating leases	1.3	10.4	0.2	10.2	6.6
Total	$5.2	$74.8	$1.1	$73.7	$52.9

(a)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(b)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $1.8 billion at December 31, 2009 was not reflected as debt of the VIEs and is reflected as non-VIE debt above. The finance receivables backing this external funding are reflected in VIE finance receivables.

The financial performance related to our securitization transactions for the periods ended March 31 were as follows (in millions):

	First Quarter
	2010			2009
	Derivative Expense	Interest Expense	Total	Derivative Expense	Interest Expense	Total
VIE	$145	$332	$477	$64	$478	$542
Non-VIE	4	82	86	34	95	129
Total	$149	$414	$563	$98	$573	$671

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  TRANSFERS OF RECEIVABLES (Continued)

Many of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and in certain instances, currency exposure resulting from assets in one currency and debt in another currency.  Refer to Note 10 regarding the fair value of derivatives.  In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate their interest rate risk resulting from derivatives with our securitization entities.  Our exposures based on the fair value of derivative instruments related to securitization programs at March 31, 2010 and December 31, 2009 were as follows (in millions):
	March 31, 2010
	Derivative Asset			Derivative Liability
	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total
VIE	$39	$—	$39	$504	$—	$504
Non-VIE	12	314	326	38	23	61
Total	$51	$314	$365	$542	$23	$565

	December 31, 2009
	Derivative Asset			Derivative Liability
	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total
VIE	$55	$—	$55	$528	$—	$528
Non-VIE	14	383	397	51	27	78
Total	$69	$383	$452	$579	$27	$606

Off-Balance Sheet Securitization Transactions

We recognized investment and other income of $10 million in the first quarter of 2009 related to the sales of receivables; the amount recognized in the first quarter of 2010 was de minimis.  The amount is included in Other income, net.  Also, we received cash flows of $14 million and $6 million in the first quarter of 2010 and 2009, respectively, related to the net change in retained interests in securitized assets.  These amounts are included in All other investing activities in our consolidated statement of cash flows.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6.  VARIABLE INTEREST ENTITIES

We adopted the FASB’s new accounting standard on VIEs on January 1, 2010.  The standard requires ongoing assessments of whether an entity is the primary beneficiary of a VIE, and enhances the disclosures about an entity's involvement with a VIE.  This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the VIE.  This new standard did not result in any deconsolidation of entities or additional consolidation of entities.

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest.  A VIE is consolidated by its primary beneficiary.  The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.  Nearly all of our VIEs are special purpose entities used for most of our on-balance sheet securitizations.

If we determine that we have operating power within the entity and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate.  Our involvement constitutes power that is most significant to the entity when we have unconstrained decision making ability within the entity over key operational functions.  Examples of significant involvements in our securitization entities that constitute power include our ability to exercise discretion in the servicing of financial assets, our ability to issue additional debt, our ability to exercise a unilateral call option, our ability to add assets to revolving structures, and our ability to control the investment decisions.

Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.  Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

VIEs of which we are the primary beneficiary

We use VIEs to issue asset-backed securities in transactions to public and private investors, bank conduits and government-sponsored entities or others who obtain funding from government programs.  The asset-backed securities are secured by finance receivables and interests in net investments in operating leases.  We retain interests in our securitization transactions, including senior and subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, such as cash reserves, and residual interests.  Therefore, the assets continue to be consolidated by us.

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
•
Wholesale transactions — dealer credit risk and Ford risk, as the receivables owned by the VIEs primarily arise from the financing provided by us to Ford-franchised dealers; therefore, the collections depend upon the sale of Ford vehicles; and

•	Net investment in operating lease transactions — vehicle residual value risk, consumer credit risk and prepayment risk.

As residual interest holder, we are exposed to the underlying residual and credit risk of the collateral, and may be exposed to interest rate risk.  However, these risks are not incremental to the exposure we have on the underlying assets.  The amount of risk absorbed by our residual interests is generally represented by and limited to the amount of overcollateralization of our assets securing the debt and any cash reserves.

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default.  Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase the investments.  Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us.  In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required level.  The cash contributions were $20 million and zero at March 31, 2010 and December 31, 2009, respectively, and ranged from zero to $375 million during the first quarter of 2010.  In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR asset-backed commercial paper program.

From time to time, we renegotiate the terms of our funding commitments, which may include reallocating the commitments globally.  We do not guarantee any asset-backed securities and generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs.  However, in certain securitization transactions, we have dynamic enhancements where we are required to support the performance of the securitization transactions by purchasing additional subordinated notes or increasing cash reserves.

VIEs that are exposed to interest rate or currency risk have reduced their exposure by entering into derivatives.  In certain instances, we have entered into offsetting derivative transactions with the VIE or the counterparty to protect the VIE from these risks that are not mitigated through derivative transactions between the VIE and its counterparty.  See Note 11 for additional information regarding our derivatives.

Refer to Note 5 for information on the financial position and financial performance of our VIEs.

VIEs of which we are not the primary beneficiary

We also have an investment in a joint venture determined to be a VIE of which we are not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by our joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with our joint venture partner, and the obligation to absorb losses or rights to receive benefits resides primarily with our joint venture partner.  Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets.  Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $64 million and $67 million at March 31, 2010 and December 31, 2009, respectively.

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

Other assets at March 31, 2010 and December 31, 2009 were as follows (in millions):

	March 31, 2010	December 31, 2009
Accrued interest, rents and other non-finance receivables	$1,092	$1,070
Deferred charges including unamortized dealer commissions	629	665
Collateral held for resale, at net realizable value	555	624
Restricted cash (a)	383	308
Prepaid reinsurance premiums and other
reinsurance receivables	257	275
Investment in used vehicles held for resale, at net realizable value	190	458
Property and equipment, net of accumulated depreciation of $346 and $348 at March 31, 2010 and December 31, 2009, respectively	166	177
Investment in non-consolidated affiliates	126	123
Retained interests in securitized assets	13	26
Other	348	374
Total other assets	$3,759	$4,100

(a)	Includes cash collateral required to be held against loans with the European Investment Bank as well as cash held to meet certain local governmental and regulatory reserve requirements.

Other liabilities and deferred income at March 31, 2010 and December 31, 2009 were as follows (in millions):

	March 31, 2010	December 31, 2009
Income taxes payable (a)	$1,582	$1,328
Deferred income	1,042	1,111
Interest payable	801	1,007
Unrecognized tax benefits	686	596
Unearned insurance premiums	292	315
Other	405	452
Total other liabilities and deferred income	$4,808	$4,809

(a)	Includes $1,606 million and $1,352 million payable to Ford and affiliated companies in accordance with our intercompany tax sharing agreement at March 31, 2010 and December 31, 2009, respectively.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8.  DEBT

We have an asset-backed commercial paper program in the United States with qualified institutional investors.  We also obtain other short-term funding from the issuance of demand notes to retail investors through our floating rate demand notes program.  We have certain asset-backed securitization programs that issue short-term debt securities that are sold to institutional investors.  Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

We obtain long-term debt funding through the issuance of a variety of unsecured and asset-backed debt securities in the United States and international capital markets.  We also sponsor a number of asset-backed securitization programs that issue long-term debt securities that are sold to institutional investors in the United States and international capital markets.

Debt

At March 31, 2010 and December 31, 2009, debt was as follows (in millions):

	Interest Rates
	Average Contractual (a)		Weighted-Average (b)		March 31,	December 31,
	2010	2009	2010	2009	2010	2009
Short-term debt
Asset-backed commercial paper (c)	0.5%	0.9%			$6,468	$6,369
Ford Interest Advantage (d)	2.3%	2.7%			4,178	3,680
Other asset-backed short-term debt (c)	3.6%	2.6%			2,603	4,482
Other short-term debt (e)	3.8%	4.2%			834	891
Total short-term debt	1.9%	2.0%	2.8%	3.0%	14,083	15,422
Long-term debt
Senior indebtedness
Notes payable within one year (e)					8,570	7,053
Notes payable after one year (e)					28,138	32,124
Asset-backed debt (c)
Notes payable within one year					19,642	18,952
Notes payable after one year					24,018	23,076
Unamortized Discount					(474)	(525)
Fair value adjustments (f)					258	231
Total long-term debt (g)	5.3%	5.4%	5.1%	5.1%	80,152	80,911
Total debt	4.8%	4.8%	4.8%	4.8%	$94,235	$96,333

Fair value of debt (h)					$96,528	$97,962

(a)	First quarter of 2010 and fourth quarter of 2009 average contractual rates exclude the effects of derivatives and facility fees.
(b)	First quarter of 2010 and fourth quarter of 2009 weighted-average rates include the effects of derivatives and facility fees.
(c)
Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements. Refer to Note 5 for information regarding on-balance sheet securitization transactions.

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
(h)
Fair value of debt reflects interest accrued but not yet paid of $836 million and $1,074 million at March 31, 2010 and December 31, 2009, respectively. Interest accrued is reported in Other liabilities and deferred income and Accounts payable – Affiliated companies. See Note 10 for fair value methodology.

	March 31,	December 31,
	2010	2009
Debt with affiliated companies
Other short-term debt	$397	$403
Notes payable within one year	38	40
Notes payable after one year	229	121
Total debt with affiliated companies	$664	$564

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8.  DEBT (Continued)

Debt Repurchases.  Through private market transactions, we repurchased an aggregate of $201 million and $272 million principal amount of our outstanding notes in the first quarter of 2010 and 2009, respectively.  As a result, we recorded a pre-tax loss of $7 million and a pre-tax gain of $14 million, net of unamortized premiums and discounts, in Other income, net in the first quarter of 2010 and 2009, respectively.

Short-term and long-term debt matures at various dates through 2048.  Maturities are as follows (in millions):

	2010 (a)	2011(b)	2012	2013	2014	Thereafter (c)	Total
Unsecured debt maturities	$9,288	$11,611	$6,990	$4,696	$3,638	$5,497	$41,720
Asset-backed debt maturities	24,477	15,801	8,528	2,028	225	1,672	52,731
Unamortized discount (d)	(1)	(2)	(180)	(67)	(186)	(38)	(474)
Fair value adjustments (d)	3	89	107	46	13	—	258
Total debt maturities	$33,767	$27,499	$15,445	$6,703	$3,690	$7,131	$94,235

(a)	Includes $13,418 million for short-term and $20,349 million for long-term debt.
(b)	Includes $665 million for short-term and $26,834 million for long-term debt.
(c)	Approximately $4.2 billion of unsecured debt matures between 2015 and 2020 with the remaining balance maturing after 2030.
(d)	Unamortized discount and fair value adjustments are presented based on maturity date of related debt.

NOTE 9.  RETAINED EARNINGS

The following table summarizes earnings retained for use in the business for the periods ended March 31 (in millions):

	First Quarter
	2010	2009
Retained earnings, beginning balance	$4,779	$4,985
Net income/(loss)	528	(13)
Distributions	(500)	(1,054)
Retained earnings, ending balance	$4,807	$3,918

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities are presented on our financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis on our balance sheet include cash equivalents, marketable securities, derivative financial instruments and retained interests in securitized assets.  Assets and liabilities measured at fair value on a recurring basis for disclosure only include finance receivables and debt.  The fair value of these items are presented together with the related carrying value in Notes 2 and 8, respectively.

We adopted the FASB’s new accounting standard on fair value measurements on January 1, 2010.  The standard requires both new disclosures and clarifies existing disclosures.  The standard also requires a greater level of disaggregated information in the fair value hierarchy as well as expands disclosures about valuation techniques and inputs to measure fair value, as defined below.

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

Valuation Methodologies

Cash, Cash Equivalents and Marketable Securities.  Cash and all highly liquid investments with a maturity of 90 days or less at the date of purchase are classified as Cash and cash equivalents.  Investments in securities with a maturity date greater than 90 days at the date of purchase are classified as Marketable securities.  Cash on hand, time deposits, certificates of deposit, and money market accounts are reported at par value, which approximates fair value.  For other investment securities, we generally measure fair value based on a market approach using prices obtained from pricing services.  We review all pricing data for reasonability and observability of inputs.  Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class).  Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a dealer stands ready to purchase) and other market information.  For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize matrix pricing, benchmark curves or other factors to determine fair value.  In certain cases, when observable pricing data is not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments.  Our derivatives are over-the-counter customized derivative transactions and are not exchange traded.  We estimate the fair value of these instruments based on an income approach using industry standard valuation models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments.  The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk.  The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty.  We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

In certain cases, market data is not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations for longer-dated instruments where market data is less observable.  Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is based on actual payments on the securitized contracts.  We use management judgment to estimate the timing and amount of the swap cash flows based on historical pre-payment speeds.

Retained Interests in Securitized Assets.  We estimate the fair value of retained interests based on an income approach using internal valuation models.  These models project future cash flows of the monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions.  The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, prepayment speed and the discount rate.

Finance Receivables.  We generally estimate the fair value of finance receivables based on an income approach using internal valuation models.  These models project future cash flows of financing contracts incorporating appropriate funding pricing and enhancement requirements.  The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, pre-payment speed and the discount rate.  Our assumptions regarding prepayment speed and credit losses are based on historical performance.

Debt.  We estimate the fair value of debt based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.  Where market prices are not available, we estimate fair value based on an income approach using discounted cash flow models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments.  For asset-backed debt issued in securitization transactions, the principal payments are based on the actual payments on the securitized contracts.  We use management judgment to estimate the timing and amount of the debt cash flows based on historical pre-payment speeds.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy

The following tables summarize the fair values by input hierarchy for financial instruments measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$1,179	$—	$—	$1,179
Government-sponsored enterprises	—	850	—	850
Corporate debt	—	300	—	300
Government — non U.S.	—	427	—	427
Total cash equivalents — financial instruments (a)	1,179	1,577	—	2,756
Marketable securities
U.S. government	6,860	—	—	6,860
Government-sponsored enterprises	—	1,996	—	1,996
Corporate debt	—	165	—	165
Mortgage-backed	—	244	—	244
Government — non U.S.	—	323	—	323
Other liquid investments (b)	—	236	—	236
Total marketable securities	6,860	2,964	—	9,824
Derivative financial instruments
Interest rate contracts	—	1,120	330	1,450
Foreign exchange forward contracts	—	6	—	6
Cross currency interest rate swap contracts	—	72	—	72
Total derivative financial instruments (c)	—	1,198	330	1,528
Retained interests in securitized assets (d)	—	—	13	13
Total assets at fair value	$8,039	$5,739	$343	$14,121

Liabilities
Derivative financial instruments
Interest rate contracts	—	312	365	677
Foreign exchange forward contracts	—	92	—	92
Cross currency interest rate swap contracts	—	134	168	302
Total derivative financial instruments (c)	$—	$538	$533	$1,071
Total liabilities at fair value	$—	$538	$533	$1,071

(a)
Excludes $6,566 million of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value, which approximates fair value. In addition to these cash equivalents, we also had cash on hand totaling $2,041 million.

(b)	Includes certificates of deposits and time deposits with maturities greater than 90 days at the date of purchase.
(c)	See Note 11 for additional information regarding derivative financial instruments.
(d)	Retained interests in securitized assets are reported in Other assets.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$75	$—	$—	$75
Government-sponsored enterprises	—	400	—	400
Corporate debt	—	75	—	75
Government — non U.S.	—	29	—	29
Total cash equivalents — financial instruments (a)	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
Government-sponsored enterprises	—	1,098	—	1,098
Corporate debt	—	159	4	163
Mortgage-backed	—	237	—	237
Government — non U.S.	—	65	—	65
Other liquid investments (b)	—	45	—	45
Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments
Interest rate contracts	—	1,230	407	1,637
Foreign exchange forward contracts	—	22	—	22
Cross currency interest rate swap contracts	—	203	—	203
Total derivative financial instruments (c)	—	1,455	407	1,862
Retained interests in securitized assets (d)	—	—	26	26
Total assets at fair value	$5,331	$3,563	$437	$9,331

Liabilities
Derivative financial instruments
Interest rate contracts	—	409	437	846
Foreign exchange forward contracts	—	51	—	51
Cross currency interest rate swap contracts	—	144	138	282
Total derivative financial instruments (c)	$—	$604	$575	$1,179
Total liabilities at fair value	$—	$604	$575	$1,179

(a)
Excludes $7,514 million of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value, which approximates fair value. In addition to these cash equivalents, we also had cash on hand totaling $2,789 million.

(b)	Includes certificates of deposits and time deposits with maturities greater than 90 days at the date of purchase.
(c)	See Note 11 for additional information regarding derivative financial instruments.
(d)	Retained interests in securitized assets are reported in Other assets.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Financial Instrument Balances

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the periods ended March 31 (in millions):

	2010
	Fair Value at December 31, 2009	Total Realized /Unrealized Gains/(Losses)	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at March 31, 2010	Change in Unrealized Gains/(Losses) on Instruments Still Held (a)
Marketable securities
Corporate debt	$4	$(4)	$—	$—	$—	$—
Total marketable securities	4	(4)	—	—	—	—
Derivative financial instruments, net	(168)	(72)	37	—	(203)	(40)
Retained interests in securitized assets	26	0	(13)	—	13	0
Total	$(138)	$(76)	$24	$—	$(190)	$(40)

(a)	For those assets and liabilities still held at reporting date.

	2009 (a)
	Fair Value at December 31, 2008	Total Realized /Unrealized Gains/(Losses)	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at March 31, 2009	Change in Unrealized Gains/(Losses) on Instruments Still Held (b)
Marketable securities
Corporate debt	$5	$(4)	$—	$—	$1	$(4)
Total marketable securities	5	(4)	—	—	1	(4)
Derivative financial instruments, net	(81)	(23)	18	—	(86)	(9)
Retained interests in securitized assets	92	2	(7)	—	87	(2)
Total	$16	$(25)	$11	$—	$2	$(15)

(a)	Refer to our 2009 10-K Report for reconciliation of full year 2009.
(b)	For those assets and liabilities still held at reporting date.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

The following summarizes the realized/unrealized gains/(losses) on Level 3 financial instruments by position in the consolidated statement of operations for the periods ended March 31 (in millions):

	First Quarter 2010
	Other Income, net	Other Comprehensive Income/(Loss) (a)	Total Realized/ Unrealized Gains/(Losses)
Marketable securities	$(4)	$—	$(4)
Derivative financial instruments, net	(66)	(6)	(72)
Retained interests in securitized assets	(2)	2	0
Total	$(72)	$(4)	$(76)

(a)	Other Comprehensive Income/(Loss) on derivative financial instruments reflects foreign currency translation on non-U.S. dollar affiliates.

	First Quarter 2009
	Other Income, net	Other Comprehensive Income/(Loss) (a)	Total Realized/ Unrealized Gains/(Losses)
Marketable securities	$(4)	$0	$(4)
Derivative financial instruments, net	(27)	4	(23)
Retained interests in securitized assets	4	(2)	2
Total	$(27)	$2	$(25)

(a)	Other Comprehensive Income/(Loss) on derivative financial instruments reflects foreign currency translation on non-U.S. dollar affiliates.

Items Measured at Fair Value on a Nonrecurring Basis

There were no items measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates.  To manage these risks, we enter into various derivative contracts.  Interest rate contracts including swaps, caps and floors are used to manage the effects of interest rate fluctuations.  Cross-currency interest rate swap contracts are used to manage foreign currency and interest rate exposures on foreign denominated debt.  Foreign exchange forward contracts are used to manage foreign exchange exposure. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded.  Management reviews our hedging program, derivative positions, and overall risk management on a regular basis.

We have elected to apply hedge accounting to certain derivatives.  Derivatives that receive designated hedge accounting treatment are documented and the relationships are evaluated for effectiveness at the time they are designated, as well as throughout the hedge period.  Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.  Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying economic risk.  Refer to our 2009 10-K Report for a more detailed description of our derivative financial instruments and hedge accounting policies.

Income Effect of Derivative Financial Instruments

The following table summarizes the pre-tax gain/(loss) for each type of hedge designation for the periods ended March 31 (in millions):

	Gain/(Loss) Recognized in Income
	First Quarter
	2010	2009
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$53	$24
Ineffectiveness (a)	(2)	(10)
Total	$51	$14
Derivatives not designated as hedging instruments
Interest rate contracts	$19	$(104)
Foreign exchange forward contracts (b)	(60)	151
Cross currency interest rate swap contracts (b)	(8)	73
Other contracts	0	(1)
Total	$(49)	$119

(a)
Hedge ineffectiveness reflects a $43 million gain and a $1 million gain on derivatives for the first quarter of 2010 and 2009, respectively, and a $45 million loss and $11 million loss on hedged items for the first quarter of 2010 and 2009, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

We report net interest settlements and accruals on fair value hedges (which are excluded from the assessment of hedge effectiveness) in Interest expense. Foreign currency revaluation on accrued interest for fair value hedges was less than $1 million in both the first quarter of 2010 and 2009 and is reported in Other income, net.  We report hedge ineffectiveness on fair value hedges in Other income, net.  We report all income items on derivatives not designated as hedging instruments in Other income, net.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following tables summarize the estimated fair value of our derivative financial instruments at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$6,239	$392	$0

Derivatives not designated as hedging instruments
Interest rate contracts	63,259	1,058	677
Foreign exchange forward contracts (a)	3,668	6	92
Cross currency interest rate swap contracts	2,642	72	302
Total derivatives not designated as hedging instruments	69,569	1,136	1,071
Total derivative financial instruments	$75,808	$1,528	$1,071

(a)	Includes forward contracts between Ford Credit and an affiliated company.

	December 31, 2009
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$6,309	$385	$0

Derivatives not designated as hedging instruments
Interest rate contracts	68,153	1,252	846
Foreign exchange forward contracts (a)	3,939	22	51
Cross currency interest rate swap contracts	3,873	203	282
Total derivatives not designated as hedging instruments	75,965	1,477	1,179
Total derivative financial instruments	$82,274	$1,862	$1,179

(a)	Includes forward contracts between Ford Credit and an affiliated company.

We report derivative assets and derivative liabilities in Derivative financial instruments.  To ensure consistency in our treatment of derivative and non-derivative exposures with regard to our master agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above.  The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or foreign currency exchange rates.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Our adjustment for non-performance risk, relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR), reduced our derivative assets by $14 million and $6 million, and our derivative liabilities by $13 million and $15 million at March 31, 2010 and December 31, 2009, respectively.

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on March 31, 2010 is approximately $1.5 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

See Note 10 for additional information regarding fair value measurements.

NOTE 12.  DIVESTITURES AND OTHER ACTIONS

We execute divestitures and alternative business arrangements primarily where securitization and other funding availability is limited.  Specific actions we have undertaken are presented by segment.

International Segment

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

The following table summarizes amounts included in Other income, net (in millions):

	First Quarter
	2010	2009
Interest and investment income	$18	$31
Gains/(Losses) on derivatives (a)	(51)	108
Currency revaluation gains/(losses)	59	(198)
Investment and other income related to sales of receivables	0	10
Other	70	113
Other income, net	$96	$64

(a)
Gains/(Losses) related to foreign currency derivatives are substantially offset by currency revaluation gain/loss impacts on foreign denominated debt. See Note 11 for detail by derivative instrument and risk type.

NOTE 14.  EMPLOYEE SEPARATION ACTIONS

We continuously monitor and manage the cost structure of our business to remain competitive within the industry.  Restructuring charges related to employee separation actions are presented by segment.

North America Segment

In the first quarter of 2010, we announced plans to continue to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables.  The reductions will occur in 2010 through attrition, retirements, and involuntary separations.  In the first quarter of 2010, we recognized pre-tax charges of $13 million in Operating expenses as a result of these actions.

In the first quarter of 2009, we recognized pre-tax charges of $22 million in Operating expenses for employee separation actions relating to our U.S. restructuring which affected our servicing, sales, and central operations.  In the first quarter of 2010, we released $1 million of this reserve.

International Segment

In the first quarter of 2010 and 2009, we recognized pre-tax charges of $2 million and $5 million, respectively, in Operating expenses for employee separation actions primarily in European locations.

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

Key operating data for our business segments for the periods ended March 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total

First Quarter 2010
Revenue (a)	$2,260	$563	$30	$(7)	$—	$23	$2,846
Income
Income/(Loss) before income taxes	702	96	30	—	—	30	828
Provision for/(Benefit from) income taxes	256	34	10	—	—	10	300
Income/(Loss) from continuing operations	446	62	20	—	—	20	528
Other disclosures
Depreciation on vehicles subject to operating leases	607	34	—	—	—	—	641
Interest expense	798	330	—	(1)	—	(1)	1,127
Provision for credit losses	(54)	3	—	—	—	—	(51)
Finance receivables and net investment in operating leases	68,319	21,600	—	(42)	(1,986)	(2,028)	87,891
Total assets	89,491	28,079	—	(29)	(1,986)	(2,015)	115,555

First Quarter 2009
Revenue (a)	$2,883	$683	$(24)	$(14)	$—	$(38)	$3,528
Income
Income/(Loss) before income taxes	(45)	33	(24)	—	—	(24)	(36)
Provision for/(Benefit from) income taxes	(27)	12	(8)	—	—	(8)	(23)
Income/(Loss) from continuing operations	(18)	21	(16)	—	—	(16)	(13)
Other disclosures
Depreciation on vehicles subject to operating leases	1,357	58	—	—	—	—	1,415
Interest expense	992	434	—	(6)	—	(6)	1,420
Provision for credit losses	321	64	—	—	—	—	385
Finance receivables and net investment in operating leases	79,956	25,997	—	(432)	(1,341)	(1,773)	104,180
Total assets	101,283	32,709	—	(344)	(1,341)	(1,685)	132,307

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

The fair values of guarantees and indemnifications issued are recorded in the financial statements and are not material.  We have estimated the probability of payment for each guarantee and indemnification to be remote and have not recorded any loss accruals.  At March 31, 2010 and December 31, 2009, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates.  In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full.  The maximum potential payments under these guarantees totaled approximately $171 million and $182 million at March 31, 2010 and December 31, 2009, respectively.  Of these values, $45 million and $49 million at March 31, 2010 and December 31, 2009, respectively, was counter-guaranteed by Ford to us.

FCE Bank plc (“FCE”) has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $520 million has been fully collateralized by cash received from Blue Oval Holdings, a Ford U.K. subsidiary, which is available for use in FCE’s day to day operations, and is recorded as Debt.  The expiration dates of the guarantee are August 2010 ($332 million), September 2010 ($33 million) and August 2011 ($155 million) and could terminate on payment and/or cancellation of the obligation by Ford.  A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

Guarantees of obligations to Ford.  We have guaranteed $127 million and $130 million of third-party obligations payable to Ford Brazil at March 31, 2010 and December 31, 2009, respectively.  Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third parties to repay Ford the obligated amounts.  The guarantee will terminate upon the repayment or cancellation of the obligations.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2010 Compared with First Quarter 2009

In the first quarter of 2010, our net income was $528 million, an improvement of $541 million compared with a year ago.  On a pre-tax basis, we earned $828 million in the first quarter of 2010, an improvement of $864 million compared with a year ago.  The improvement in pre-tax results was more than explained by:

•	Lower residual losses on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values (about $440 million);
•	A lower provision for credit losses primarily related to a lower credit loss reserve and improved charge-off performance (about $440 million);
•	The non-recurrence of net losses related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($54 million);
•	Higher financing margin primarily attributable to lower borrowing costs (about $50 million); and
•	Lower operating costs (about $30 million).

These factors were offset partially by:

•	Lower volume primarily related to lower average receivables (about $130 million).

Results of our operations by business segment and unallocated risk management for the first quarter of 2010 and 2009 are shown below:

	First Quarter
	2010	2009	2010 Over/(Under) 2009
	(in millions)
Income/(Loss) before income taxes
North America Segment	$702	$(45)	$747
International Segment	96	33	63
Unallocated risk management	30	(24)	54
Income/(Loss) before income taxes	828	(36)	864
Provision for/(Benefit from) income taxes	300	(23)	323
Net income/(loss)	$528	$(13)	$541

The improvement in North America Segment pre-tax results primarily reflected lower residual losses on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values, a lower provision for credit losses, higher financing margin, and lower operating costs.  These factors were offset partially by lower volume.

The increase in International Segment pre-tax earnings primarily reflected a lower provision for credit losses, and lower losses on residual based products, offset partially by lower volume.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Placement Volume and Financing Share

Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	First Quarter
	2010	2009
	(in thousands)
North America Segment
United States	175	135
Canada	17	20
Total North America Segment	192	155

International Segment
Europe	99	122
Other international	10	17
Total International Segment	109	139

Total contract placement volume	301	294

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe.  Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	First Quarter
United States	2010	2009
Financing share - Ford, Lincoln and Mercury
Retail installment and lease	35%	31%
Wholesale	80	78

Europe
Financing share - Ford
Retail installment and lease	23%	26%
Wholesale	99	99

North America Segment

In the first quarter of 2010, our total contract placement volumes were 192,000, up 37,000 contracts from a year ago.  This increase primarily reflected higher sales of new Ford, Lincoln and Mercury vehicles, due to higher U.S. industry volumes and higher Ford, Lincoln and Mercury financing share.  Higher Ford, Lincoln and Mercury financing share was primarily explained by changes in Ford’s marketing programs that favored us.

International Segment

In the first quarter of 2010, our total contract placement volumes were 109,000, down 30,000 contracts from a year ago.  This decrease primarily reflected the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers, the non-recurrence of government vehicle scrappage programs in Germany, the transition of Mexico’s retail financing business to another finance provider, and the discontinuation of retail originations in Australia.  Lower Ford financing share primarily reflected the non-recurrence of government vehicle scrappage programs in Germany and a planned financing share reduction in Spain.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our finance receivables and operating leases are shown below:

	March 31,	December 31,
	2010	2009
	(in billions)
Receivables – On-Balance Sheet
Finance receivables
North America Segment
Retail installment	$41.1	$42.3
Wholesale	13.2	13.3
Other	1.9	1.9
Total North America Segment – finance receivables	56.2	57.5
International Segment
Retail installment	12.7	14.0
Wholesale	8.3	9.1
Other	0.6	0.5
Total International Segment – finance receivables	21.6	23.6
Unearned interest supplements	(2.0)	(1.9)
Allowance for credit losses	(1.2)	(1.3)
Finance receivables, net	74.6	77.9
Net investment in operating leases	13.3	14.6
Total receivables – on-balance sheet (a)(b)	$87.9	$92.5

Memo:
Total receivables – managed (c)	$89.9	$94.5
Total receivables – serviced (d)	90.0	94.6

(a)
At March 31, 2010 and December 31, 2009, includes finance receivables before allowance for credit losses of $59.8 billion and $64.4 billion, respectively, that have been sold for legal purposes in securitization transactions, but continue to be included in our financial statements.  In addition, at March 31, 2010 and December 31, 2009, includes net investment in operating leases before allowance for credit losses of $10.9 billion and $10.4 billion, respectively, that have been included in securitization transactions, but continue to be included in our financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  For additional information on our securitization transactions, refer to the “Funding” section of Item 2 and Notes 5 and 6 of our Notes to the Financial Statements.

(b)	Includes allowance for credit losses of $1.4 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of about $2 billion and $1.9 billion at March 31, 2010 and December 31, 2009, respectively; and includes off-balance sheet retail receivables of about $100 million at December 31, 2009.

(d)
Includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest, but which we continue to service of about $100 million at March 31, 2010 and December 31, 2009.

Receivables decreased from year-end 2009, primarily reflecting the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers and lower industry and financing volumes in 2009 and 2010 compared with prior years.  At March 31, 2010, the Jaguar, Land Rover, and Mazda financing portfolio represented about 7% of our managed receivables and the Volvo financing portfolio represented about 4% of our managed receivables.  These percentages will decline over time.

As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers.  The amount of unearned interest supplements for finance receivables was about $2 billion at March 31, 2010, compared with $1.9 billion at December 31, 2009 included in Finance receivables, net and the amount of unearned interest supplements and residual support payments for net investment in operating leases was about $1 billion at March 31, 2010, compared with $1.1 billion at December 31, 2009 included in Other liabilities and deferred income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2010, in the United States and Canada, Ford is obligated to pay us $730 million of interest supplements and $140 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with about $1 billion of interest supplements and $180 million of residual value support at December 31, 2009, in each case for contracts purchased prior to January 1, 2008.  The unpaid interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate.  For additional information on our finance receivables and net investment in operating leases, refer to Notes 1, 2, and 3 of our Notes to the Financial Statements.

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay.  As of March 31, 2010, about 5% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, about the same as year-end 2009.

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

	First Quarter
	2010	2009
	(in millions)
Charge-offs – On-Balance Sheet
Retail installment and lease	$143	$309
Wholesale	(5)	19
Other	(5)	4
Total charge-offs – on-balance sheet	$133	$332

Loss-to-Receivables Ratios – On-Balance Sheet
Retail installment and lease	0.84%	1.49%
Wholesale	(0.08)	0.32
Total loss-to-receivables ratio (including other) – on-balance sheet	0.58%	1.21%

Memo:
Total charge-offs – managed (in millions)	$133	$335
Total loss-to-receivables ratio (including other) – managed	0.58%	1.22%

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

Charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions, lower severity, and lower wholesale and dealer loan net losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio.  This portfolio was 66% of our worldwide on-balance sheet portfolio of retail installment receivables and net investment in operating leases at March 31, 2010.  In the first quarter of 2010, on-balance sheet charge-offs were lower compared to the same period a year ago primarily due to lower repossessions, lower severity, and lower other charge-offs.  Severity was lower by $2,000 per unit, mainly due to improvements in auction values in the used vehicle market.

	First Quarter
	2010	2009
On-Balance Sheet
Charge-offs (in millions)	$95	$216
Loss-to-receivables ratio	0.91%	1.68%

Other Metrics — Serviced
Repossessions (in thousands)	19	25
Repossession ratio (a)	2.77%	3.00%
Severity (b)	$7,300	$9,300
New bankruptcy filings (in thousands)	10	11
Over-60 day delinquency ratio (c)	0.17%	0.29%

Memo:
Charge-offs – managed (in millions)	$96	$217
Loss-to-receivables ratio – managed	0.91%	1.68%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.
(b)	Average loss per disposed repossession.
(c)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for our on-balance sheet portfolio are shown below.  A description of our allowance setting process is provided in the “Critical Accounting Estimates — Allowance for Credit Losses” section of Item 7 of Part II of our 2009 10-K Report.

	March 31,	December 31,
	2010	2009
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$1,286	$1,479
Wholesale	47	43
Other	23	27
Total allowance for credit losses	$1,356	$1,549

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.91%	2.08%
Wholesale	0.22	0.19
Total including other	1.49%	1.61%

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  Our allowance for credit losses has decreased from December 31, 2009 consistent with the decrease in charge-offs and includes about $95 million for management’s judgment regarding higher retail installment and lease repossession assumptions compared with historical trends used in our models.  At December 31, 2009, our allowance for credit losses included about $215 million for management’s judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us.  Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle.  We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data.  For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2009 10-K Report.

North America Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

•	Placement volume measures the number of leases we purchase in a given period;
•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
•	Return volume reflects the number of vehicles returned to us by customers at lease-end.

The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for 98% of our total investment in operating leases at March 31, 2010:

	First Quarter
	2010	2009
	(in thousands)

Placements	29	20
Terminations	97	84
Returns	72	75

Memo:
Return rates	74%	89%

In the first quarter of 2010, placement volumes were up 9,000 units compared with the same period a year ago, primarily reflecting higher industry volumes, higher Ford market share, and changes in Ford’s marketing programs.  Termination volumes increased 13,000 units compared with the same period a year ago, reflecting higher placement volumes in 2007 and the first half of 2008.  Return volumes decreased 3,000 units compared with the same period a year ago, primarily reflecting lower return rates, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant first quarter 2010 vehicle mix for lease terms comprising 57% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	First Quarter
	2010	2009
	(in thousands)
Returns
24-Month term	16	16
36-Month term	19	22
39-Month/Other term	9	6
Total returns	44	44

Memo:
Return rates	71%	89%

Auction Values at Constant First Quarter 2010 Vehicle Mix
24-Month term	$18,940	$17,020
36-Month term	15,285	13,115

In the first quarter of 2010, Ford, Lincoln and Mercury brand U.S. return volumes were equal to the same period a year ago, primarily reflecting higher terminations, offset by a lower return rate, down 18 percentage points to 71%, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.  Auction values at constant first quarter 2010 mix were up $1,920 per unit from year ago levels for vehicles under 24-month leases and up $2,170 per unit for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market.  Auction values, at constant first quarter 2010 mix, improved compared with the fourth quarter of 2009 for vehicles under 24-month and 36-month leases by $380 per unit and $490 per unit, respectively.  The year-over-year improvement in auction values experienced in the first quarter of 2010 is not expected to continue to the same extent through the end of the year.

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

The following chart summarizes long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody’s			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term**	Short- Term	Outlook
Dec. 2009	B	R-5	Stable	B	C	Positive	B3	NP	Review	B-	NR	Stable
Jan. 2010	B	R-5	Stable	B+	B	Positive	B3	NP	Review	B-	NR	Stable
Mar. 2010	B (high)	R-4	Positive*	B+	B	Positive	B1	NP	Review	B-	NR	Stable
Apr. 2010	B (high)	R-4	Positive*	BB-	B	Positive	B1	NP	Review	B-	NR	Positive

*	The trend assigned to us by DBRS is positive for the long-term senior unsecured credit rating and stable for the short-term credit rating.
**	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of B, maintaining a one notch differential versus Ford Credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance and committed funding capacity.  Despite recent upgrades to our credit ratings, we remain rated below investment grade.  As a result, we continue to rely heavily on securitization funding as this market continues to be more cost effective than unsecured funding and allows us access to a different investor base.  We plan to meet a significant portion of our 2010 funding requirements through securitization transactions and access the unsecured debt market on occasion.  In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing).  We are continuing to explore and execute such alternative business arrangements.  We also have an application pending for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation (“ILC”) that could provide a limited source of funding.

Much of the negative impact we experienced from the volatility and disruptions in the asset-backed securitization market since August 2007 has subsided.  Our access to the public and private funding markets, credit spreads on most transactions, and derivative capacity have improved.  Additionally, we have been able to complete unsecured debt issuances and securitization transactions with longer maturities.  During 2010, we have completed about $11 billion of funding, including: two unsecured debt issuances, one of which was for a term of ten years; about $800 million of wholesale and retail subordinated notes in the United States, Canada, and Germany; two wholesale securitization transactions eligible under the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) with terms of three and five years, respectively; a private non-TALF wholesale securitization transaction that also had a term of five years; and a non-TALF lease securitization transaction.

Compared to year-end 2009, we reduced our committed capacity by $1.5 billion as a result of our lower receivables balance.  First quarter of 2010 renewals (about 82% of the $2 billion that came due) and added capacity were more than offset by voluntary terminations of certain excess capacity.  About 66% of our $32.3 billion of committed capacity as of March 31, 2010 is up for renewal during the remainder of 2010 and 14% is up for renewal in the second quarter of 2010.  Our renewal strategy is to optimize capacity and maintain sufficient liquidity to protect our global funding needs.  Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities expire.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate.  Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk.  For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 2009 10-K Report.

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets for the types of asset-backed securities used in our asset-backed funding.  Potential impacts of industry events on our ability to access debt and derivatives markets, or renew our committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to our funding plan.  As a result, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate, thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Government-Sponsored Securitization Funding Programs

Government-sponsored securitization funding programs helped stabilize the asset-backed securitization market.  In the first quarter of 2010, most of our funding was completed in public and private markets without utilizing government-sponsored securitization funding programs.

U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”).  The CPFF became operational in October 2008 and purchased unsecured and asset-backed commercial paper from U.S. issuers.  In 2008, we registered to sell up to $16 billion from our asset-backed commercial paper program (“FCAR”) to the CPFF.  FCAR issued a total of $9 billion of commercial paper to the CPFF in 2009, all of which had matured by September 30, 2009. The CPFF ceased purchasing commercial paper on February 1, 2010.

U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”).  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  Under TALF, the Federal Reserve Bank of New York (“FRBNY”) made loans to holders of TALF-eligible asset-backed securities.  The loans were equal to the market value of the asset-backed securities less a discount.  Interest rates on most TALF loans were 100 basis points over the respective term benchmark rate, and discounts varied according to the assets supporting the asset-backed securities.  The TALF program revived the asset-backed securitization market by attracting new investors who purchased asset-backed securities, receiving higher spreads on these securities than the spreads they pay on their loans from FRBNY.  As investor demand increased due to the liquidity provided by TALF, spreads generally narrowed on our issuances and the percentage of non-TALF investors increased.  As the spread on certain asset-backed securities fell below the 100 basis point spread on TALF loans, our TALF-eligible asset-backed securities were purchased almost exclusively by non-TALF investors.

The balance of our TALF-eligible asset-backed securities outstanding at year-end 2009 was $8.1 billion.  In the first quarter of 2010, we issued $2.3 billion of TALF-eligible wholesale asset-backed securities and amortization totaled about $700 million.  The balance of TALF-eligible asset-backed securities outstanding at March 31, 2010 was $9.7 billion.  TALF expired in March 2010.  The following table summarizes our $12.6 billion of TALF-eligible issuances since program inception including the weighted average spread of the triple-A rated notes over the relevant benchmark rates for securitization transactions:

Date	Issuer	Issuance Size	Weighted Average Spread
		(in billions)	(basis points)
Retail Installment
Mar. 2009	Ford Credit Auto Owner Trust 2009-A	$3.0	295
June 2009	Ford Credit Auto Owner Trust 2009-B	1.9	161
July 2009	Ford Credit Auto Owner Trust 2009-C	1.0	165
Sep. 2009	Ford Credit Auto Owner Trust 2009-D	2.1	83

Wholesale
Oct. 2009	Ford Credit Master Owner Trust 2009-2	$1.5	155
Jan. 2010	Ford Credit Master Owner Trust 2010-1	1.3	165
Mar. 2010	Ford Credit Master Owner Trust 2010-3	1.0	170

Retail Lease
June 2009	Ford Credit Auto Lease Trust 2009-A	$0.8	211

European Central Bank (“ECB”) Open Market Operations.  FCE is eligible to access liquidity through the ECB’s open market operations program.  This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity.  The present term limitation is three months; however, in the past the term has been as long as one year.  The funding efficiency of liquidity provided under this program is typically lower than if the asset-backed securities were placed in the public or private markets because the ECB applies its own market valuation to the collateral and a discount to the original face value of the asset-backed securities.  The market valuation and discount vary by the term of the asset, asset type, and jurisdiction of the asset.  During 2009, FCE used the ECB’s open market operations program to provide additional liquidity at a time when access to the asset-backed securitization market was limited and costs for such funding were significantly higher than in the past.  FCE had about $800 million and $1.8 billion of funding from the ECB relating to asset-backed securities and other marketable securities at March 31, 2010 and December 31, 2009, respectively.  FCE has continued to sell notes previously posted as collateral for ECB funding in the secondary markets.  These secondary sales have improved FCE’s funding efficiency, demonstrated its market access, and reduced its reliance on government-sponsored programs.  We expect FCE’s utilization of the ECB open market operations program to continue to decline.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt and off-balance sheet securitization transactions were as follows on the dates indicated:

	March 31,	December 31,
	2010	2009
	(in billions)
Debt
Asset-backed commercial paper (a)	$6.5	$6.4
Other asset-backed short-term debt (a)	2.6	4.5
Ford Interest Advantage (b)	4.2	3.6
Other short-term debt	0.8	0.9
Total short-term debt	14.1	15.4
Unsecured long-term debt (including notes payable within one year)	36.5	38.9
Asset-backed long-term debt (including notes payable within one year) (a)	43.6	42.0
Total debt	94.2	96.3

Off-Balance Sheet Securitization Transactions
Securitized off-balance sheet portfolio	0.0	0.1
Retained interest	0.0	0.0
Total off-balance sheet securitization transactions	0.0	0.1
Total debt plus off-balance sheet securitization transactions	$94.2	$96.4

Ratios
Securitized funding to managed receivables	59%	56%
Short-term debt and notes payable within one year to total debt	45	43
Short-term debt and notes payable within one year to total capitalization	40	39

(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(b)	The Ford Interest Advantage program consists of our floating rate demand notes.

At March 31, 2010, unsecured long-term debt (including notes payable within one year) was down about $2 billion from year-end 2009, primarily reflecting about $3 billion of debt maturities, repurchases, and calls, offset partially by about $1 billion of new unsecured long-term debt issuance.  Remaining unsecured long-term debt maturities were as follows: 2010 — $4 billion; 2011 — $11 billion; 2012 — $7 billion; and the balance thereafter.

At March 31, 2010, asset-backed long-term debt (including notes payable within one year) was up about $2 billion from year-end 2009, reflecting asset-backed long-term debt issuance in excess of amortization.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The majority of our securitization transactions are included in our financial statements.  We expect our future securitization transactions to be on-balance sheet.  We believe on-balance sheet arrangements are more transparent to our investors.  Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  This debt is not our legal obligation or the legal obligation of our other subsidiaries.

The following table shows worldwide cash and cash equivalents and marketable securities, receivables, and related debt by segment and product for our on-balance sheet securitization transactions:

	March 31, 2010			December 31, 2009
	Cash and Cash Equivalents and Marketable Securities (a)	Finance Receivables and Net Investment in Operating Leases (b)	Related Debt	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (b)	Related Debt
	(in billions)
Finance Receivables
North America Segment
Retail installment	$2.3	$32.8	$26.7	$2.0	$35.0	$28.3
Wholesale	0.1	12.2	8.7	0.1	12.6	6.3
Total North America Segment	2.4	45.0	35.4	2.1	47.6	34.6
International Segment
Retail installment	1.6	8.6	6.7	1.4	9.9	7.4
Wholesale	0.4	6.2	3.5	0.4	6.9	4.3
Total International Segment	2.0	14.8	10.2	1.8	16.8	11.7
Total finance receivables	4.4	59.8	45.6	3.9	64.4	46.3
Net investment in operating leases	1.2	10.9	7.1	1.3	10.4	6.6
Total on-balance sheet arrangements	$5.6	$70.7	$52.7	$5.2	$74.8	$52.9

(a)	Included are marketable securities totaling $256 million, which are pledged as collateral in a funding arrangement with the ECB.
(b)	Before allowances for credit losses.

For additional information on our securitization transactions, refer to Notes 5 and 6 of our Notes to the Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Funding Plan

The following table shows our public and private term funding issuances in 2009 and through April 30, 2010, and our planned issuances for full year 2010:

	2010
	Full Year	Through	2009
	Forecast	April 30,	Actual
	(in billions)
Public Term Funding
Unsecured	$3 – 6	$2	$5
Securitization Transactions (a)	9 – 14	6	15
Total public term funding	$12 – 17	$8	$20

Private Term Funding (b)	$7 – 11	$3	$11

(a)	Includes public securitization transactions and securitization transactions issued under Rule 144A of the Securities Act of 1933.
(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper program (“FCAR”).

Through April 30, 2010, we completed about $8 billion of public term funding transactions, including about $2 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe; about $2 billion of wholesale asset-backed securitization transactions in the United States; about $2 billion of lease asset-backed securitization transactions in the United States; and about $2 billion of unsecured issuances in the United States.

Through April 30, 2010, we completed about $3 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program), primarily reflecting retail, lease, and wholesale asset-backed securitization transactions in the United States and Canada.

Our funding plan is subject to risks and uncertainties, many of which are beyond our control.  If credit markets constrain term securitization funding, we will consider reducing our assets below the low-end of our projected year-end 2010 managed receivables balance (i.e., below $80 billion).  For additional information on our projected year-end 2010 managed receivables, refer to the “Outlook” section of Item 2.

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

	March 31,	December 31,
	2010	2009
	(in billions)

Cash, cash equivalents, and marketable securities (a)	$20.7	$17.3

Committed liquidity programs	$22.0 (b)	$23.2
Asset-backed commercial paper (“FCAR”)	9.1	9.3
Credit facilities	1.2	1.3
Committed capacity	$32.3	$33.8
Committed capacity and cash	$53.0	$51.1
Less: Capacity in excess of eligible receivables	(9.0)	(6.5)
Less: Cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions	(5.6)	(5.2)
Liquidity	$38.4	$39.4
Less: Utilization	(17.3)	(18.3)
Liquidity available for use	$21.1	$21.1

(a)	Excludes marketable securities related to insurance activities.
(b)	Capacity as of April 1, 2010.

At March 31, 2010, committed capacity and cash shown above totaled $53 billion, of which $38.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $9 billion and cash required to support on-balance sheet securitization transactions of $5.6 billion).  At March 31, 2010, $17.3 billion was utilized, leaving $21.1 billion available for use (including $15.1 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities, and cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions).

At March 31, 2010, our liquidity available for use was about the same as year-end 2009.  Liquidity available for use was 23% of managed receivables, compared with 22% at year-end 2009.  In addition to the $21.1 billion of liquidity available for use, the $9 billion of capacity in excess of eligible receivables provides us with an alternative for funding future purchases or originations and gives us flexibility to shift capacity to alternate markets and asset-classes.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2010, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $20.7 billion, compared with $17.3 billion at year-end 2009.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, U.S. Treasury bills, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities.  The average maturity of these investments is typically less than 90 days and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our on-balance sheet securitization transactions of $5.6 billion at March 31, 2010 and $5.2 billion at December 31, 2009.

Committed Liquidity Programs.  We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease or wholesale assets for proceeds of up to $22 billion at April 1, 2010 ($9.9 billion retail, $8.5 billion wholesale and $3.6 billion supported by various retail, lease or wholesale assets) of which about $7 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.2 billion having maturities within the next twelve months (of which $6.2 billion relates to FCE commitments), and the remaining balance having maturities between September 2011 and March 2013.  We plan to achieve capacity renewals consistent with our lower receivables balance and to optimize capacity and maintain sufficient liquidity to protect our global funding needs.  Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions.  Our capacity in excess of eligible receivables would protect us against the risk of lower than planned renewal rates.  At March 31, 2010, $10.2 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities

Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	March 31,	December 31,
	2010	2009
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.0	$0.0
FCE bank lines	1.2	1.3
Utilized amounts	(0.6)	(0.7)
Available credit facilities	$0.6	$0.6

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$9.1	$9.3

At March 31, 2010, we and our majority-owned subsidiaries, including FCE, had $1.2 billion of contractually-committed unsecured credit facilities with financial institutions, of which $625 million were available for use.  Of the credit facilities available for use, $308 million expire in 2010, $260 million expire in 2011, and $57 million expire in 2012.  Of the $1.2 billion of contractually-committed credit facilities, almost all are FCE worldwide credit facilities.  The FCE worldwide credit facilities may be used, at FCE’s option, by any of FCE’s direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit our ability to obtain funding.

In addition, at March 31, 2010, we had $9.1 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program.  Of the $9.1 billion of contractually-committed liquidity facilities, $4.4 billion expire in 2010 and $4.7 billion expire in 2012.  Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At March 31, 2010, $9.1 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt, or FCAR’s purchase of our asset-backed securities.  At March 31, 2010, the outstanding commercial paper balance for the FCAR program was $6.5 billion.

Liquidity Risks

Refer to the “Liquidity” section of Item 7 of Part II of our 2009 10-K Report for a list of factors that could affect our liquidity.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure.  We refer to our shareholder’s interest as equity.  We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity

Retained
Interest in
				Securitized		Securitized		Cash,		Adjustments for
				Off-balance		Off-balance		Cash Equivalents		Derivative
				Sheet		Sheet		and Marketable		Accounting
Managed Leverage	=	Total Debt	+	Receivables	-	Receivables Equity	- -	Securities (a) Adjustments for	-	on Total Debt (b)
Derivative
Accounting on Equity (b)

(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31,	December 31,
	2010	2009

Total debt	$94.2	$96.3
Equity	10.8	11.0
Financial statement leverage (to 1)	8.7	8.8

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31,	December 31,
	2010	2009

Total debt	$94.2	$96.3
Securitized off-balance sheet receivables outstanding	0.0	0.1
Retained interest in securitized off-balance sheet receivables	0.0	0.0
Adjustments for cash, cash equivalents, and marketable securities (a)	(20.7)	(17.3)
Adjustments for derivative accounting (b)	(0.2)	(0.2)
Total adjusted debt	$73.3	$78.9

Equity	$10.8	$11.0
Adjustments for derivative accounting (b)	(0.1)	(0.2)
Total adjusted equity	$10.7	$10.8

Managed leverage (to 1)	6.9	7.3

(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business.  At March 31, 2010, our managed leverage was 6.9 to 1, compared with 7.3 to 1 at December 31, 2009.  Our managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford.  In the first quarter of 2010, we paid a cash distribution of $500 million to our parent, Ford Holdings, LLC.  For additional information on our planned distributions, refer to the “Outlook” section of Item 2.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

We now expect full-year 2010 profits to be about the same as our 2009 profits.  The recent improvements in used vehicle auction values and credit loss performance are expected to offset the effects of lower average receivables and the non-recurrence of certain favorable 2009 factors.  At year-end 2010, we anticipate managed receivables to be in the range of $80 billion to $90 billion.  Subject to our funding plan risks previously described in the “Funding – Overview” section, we expect that a significant portion of our funding will consist of securitization transactions and expect the funding structure required for this level of managed receivables at year-end 2010 to be the following (in billions, except for percentages):

		December 31, 2010
Funding Structure
Ford Interest Advantage	$	~ 4
Asset-backed commercial paper		6	–	7
Term asset-backed securities		40	–	45
Term debt and other		35	–	40
Equity		10	–	11
Cash, cash equivalents, and marketable securities*		(15)	–	(18)
Total funding structure		$80	–	90

Memo:
Securitized funding as a percentage of managed receivables		55	–	60%

* Excludes marketable securities related to insurance activities.

We expect to pay distributions of about $2 billion in 2010 (up from $1.5 billion projected previously), including the first quarter cash distribution of $500 million.  We will continue to assess our ability to make future distributions based on our available liquidity and managed leverage objectives.

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

Automotive Related:
•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, deepening recession, geo-political events or other factors;
•	Decline in Ford’s market share;
•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;
•
An increase in or acceleration of market shift beyond Ford’s current planning assumptions from sales of trucks, medium- and large-sized utilities, or other more profitable vehicles, particularly in the United States;

•	A return to elevated gasoline prices, as well as the potential for volatile prices or reduced availability;
•	Lower-than-anticipated market acceptance of new or existing Ford products;
•	Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•
Economic distress of suppliers may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase Ford’s costs, affect Ford’s liquidity, or cause production disruptions;

•	Work stoppages at Ford or supplier facilities or other interruptions of production;
•	Single-source supply of components or materials;
•	Restriction on use of tax attributes from tax law “ownership change”;
•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions, fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in Ford products, perceived environmental impacts, or otherwise;
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

•	Inability to obtain competitive funding;
•	Higher-than-expected credit losses;
•	Adverse effects from the government-supported restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•	Increased competition from banks or other financial institutions seeking to increase their share of retail installment financing Ford vehicles;
•	Collection and servicing problems related to our finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer or data protection or other laws and regulations resulting in higher costs and/or additional financing restrictions;
•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General:
•	Fluctuations in foreign currency exchange rates and interest rates;
•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;
•	Labor or other constraints on Ford’s or our ability to restructure its or our business;
•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition; and
•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns).

We cannot be certain that any expectations, forecasts, or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  For additional discussion of these risk factors, see Item 1A of Part I of our 2009 10-K Report and Item 1A of Part I of Ford’s 2009 10-K Report.

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 7, 2010 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2009 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous change in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow.  Under this model, we estimate that at March 31, 2010, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $23 million over the next twelve months, compared with $27 million at December 31, 2009.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

We have none to report.

ITEM 6.  EXHIBITS

Exhibits: please refer to the Exhibit Index on page 52.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Kenneth R. Kent
Kenneth R. Kent
Vice Chairman, Chief Financial Officer and Treasurer

Date:	May 7, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statement of operations and consolidated statement of comprehensive income for the three-month periods ended March 31, 2010 and 2009, and the consolidated statement of cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, of shareholder's interest/equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
May 7, 2010

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 7, 2010, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1, 2 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. File No. 1-3950.