Form 10-Q
period 2010-06-30
FORD MOTOR CREDIT CO LLC
filed 2010-08-06
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

EXHIBIT INDEX APPEARS AT PAGE 56

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2010 and 2009
(in millions)

	Second Quarter		First Half
Financing revenue	2010	2009	2010	2009
Operating leases	$864	$1,288	$1,852	$2,686
Retail	593	760	1,217	1,516
Interest supplements and other support costs earned from affiliated companies	858	926	1,725	1,896
Wholesale	216	230	441	521
Other	12	22	32	42
Total financing revenue	2,543	3,226	5,267	6,661
Depreciation on vehicles subject to operating leases	(475)	(943)	(1,116)	(2,358)
Interest expense	(1,086)	(1,290)	(2,213)	(2,710)
Net financing margin	982	993	1,938	1,593
Other revenue
Insurance premiums earned, net	24	27	50	56
Other income, net (Note 13)	39	366	135	430
Total financing margin and other revenue	1,045	1,386	2,123	2,079
Expenses
Operating expenses	288	322	580	650
Provision for credit losses (Note 4)	(151)	397	(202)	782
Insurance expenses	20	21	29	37
Total expenses	157	740	407	1,469
Income before income taxes	888	646	1,716	610
Provision for income taxes	332	235	632	212
Income from continuing operations	556	411	1,084	398
Gain on disposal of discontinued operations (Note 12)	—	2	—	2
Net income	$556	$413	$1,084	$400

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$9,473	$10,882
Marketable securities	8,478	6,864
Finance receivables, net (Note 2)	72,895	77,968
Net investment in operating leases (Note 3)	11,613	14,578
Notes and accounts receivable from affiliated companies	1,013	1,090
Derivative financial instruments (Note 11)	1,499	1,862
Other assets (Note 7)	3,117	4,100
Total assets	$108,088	$117,344

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,074	$1,082
Affiliated companies	1,491	1,145
Total accounts payable	2,565	2,227
Debt (Note 8)	88,471	96,333
Deferred income taxes	1,746	1,816
Derivative financial instruments (Note 11)	753	1,179
Other liabilities and deferred income (Note 7)	3,630	4,809
Total liabilities	97,165	106,364

Shareholder’s interest
Shareholder’s interest	5,174	5,149
Accumulated other comprehensive income	386	1,052
Retained earnings (Note 9)	5,363	4,779
Total shareholder’s interest	10,923	10,980
Total liabilities and shareholder’s interest	$108,088	$117,344

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs:

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$4,779	$4,895
Finance receivables, net	52,187	57,353
Net investment in operating leases	8,911	10,246
Derivative financial instruments — assets	32	55
Debt	45,378	46,153
Derivative financial instruments — liabilities	346	528

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2010 and 2009
(in millions)

	Second Quarter		First Half
	2010	2009	2010	2009
Net income	$556	$413	$1,084	$400
Other comprehensive income/(loss), net of tax:
Foreign currency translation (a)	(493)	628	(666)	399
Change in value of retained interests in securitized assets	0	(2)	0	(2)
Total other comprehensive income/(loss)	(493)	626	(666)	397
Comprehensive income	$63	$1,039	$418	$797

(a)	In the second quarter of 2010, we recorded a $25 million out-of-period adjustment which decreased Accumulated other comprehensive income (foreign currency translation) and increased Shareholder's interest. This adjustment did not impact our Total shareholder's interest on our balance sheet. The impact on previously issued annual and interim financial statements was not material.

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2010 and 2009
(in millions)

	First Half
	2010	2009
Cash flows from operating activities
Net income	$1,084	$400
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	(202)	782
Depreciation and amortization	1,287	2,660
Amortization of upfront interest supplements	(901)	(824)
Net change in deferred income taxes	(38)	(356)
Net change in other assets	1,346	1,637
Net change in other liabilities	(283)	(789)
All other operating activities	(163)	(563)
Net cash provided by operating activities	2,130	2,947
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(11,518)	(11,181)
Collections of finance receivables (other than wholesale)	14,609	15,948
Purchases of operating lease vehicles	(2,541)	(1,740)
Liquidations of operating lease vehicles	4,409	3,857
Net change in wholesale receivables	(252)	8,413
Net change in notes receivable from affiliated companies	(19)	164
Purchases of marketable securities	(24,384)	(12,272)
Proceeds from sales and maturities of marketable securities	22,756	12,133
Proceeds from sales of businesses	—	168
Settlements of derivatives	149	926
All other investing activities	(60)	(58)
Net cash provided by investing activities	3,149	16,358
Cash flows from financing activities
Proceeds from issuances of long-term debt	14,375	14,712
Principal payments on long-term debt	(19,341)	(30,993)
Change in short-term debt, net	(730)	(5,884)
Cash distributions (a)	(500)	—
All other financing activities	(101)	(311)
Net cash used in financing activities	(6,297)	(22,476)
Effect of exchange rate changes on cash and cash equivalents	(391)	209
Cumulative correction of a prior period error (b)	—	(630)

Total cash flows from operations	(1,409)	(3,592)

Cash and cash equivalents, beginning of period	$10,882	$15,473
Change in cash and cash equivalents	(1,409)	(3,592)
Cash and cash equivalents, end of period	$9,473	$11,881

(a)	See Note 9 for information regarding $1.1 billion of non-cash distributions in the first quarter of 2009.
(b)	In the first quarter of 2009, we recorded a $630 million cumulative adjustment to correct for the overstatement of cash and cash equivalents and certain accounts payable that originated in prior periods. The impact on previously issued annual and interim financial statements was not material.

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”).  Results for interim periods should not be considered indicative of results for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K Report”).  We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Interest Supplements and Other Support Costs Earned from Affiliated Companies

As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers.  Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates.  The amount of unearned interest supplements for finance receivables was about $2 billion and $1.9 billion at June 30, 2010 and December 31, 2009, respectively.  Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value.  Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income.  The amount of unearned interest supplements and residual support payments for net investment in operating leases was $939 million and $1.1 billion at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, in the United States and Canada, Ford is obligated to pay us $532 million of interest supplements (including supplements related to sold receivables) and $99 million of residual value support over the terms of the related finance contracts, compared with about $1 billion of interest supplements and $180 million of residual value support at December 31, 2009, in each case for contracts purchased prior to January 1, 2008.  The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.

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

●
Retail financing — purchasing retail installment sale and direct financing lease contracts from dealers for new and used vehicles with retail customers, daily rental companies, government entities, and fleet customers;

●	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing; and
●
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

Finance receivables, net

Net finance receivables at June 30, 2010 and December 31, 2009 were as follows (in millions):

	June 30, 2010	December 31, 2009
Retail (including direct financing leases)	$51,525	$56,308
Wholesale	21,815	22,453
Other	2,540	2,474
Total finance receivables, net of unearned income (a)(b)	75,880	81,235
Less: Unearned interest supplements	(2,013)	(1,932)
Less: Allowance for credit losses	(972)	(1,335)
Finance receivables, net	$72,895	$77,968

Net finance receivables subject to fair value (c)	$71,181	$75,584
Fair value	72,401	76,807

(a)	At June 30, 2010 and December 31, 2009, includes $513 million and $647 million, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates. The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.
(b)	At June 30, 2010 and December 31, 2009, includes finance receivables before allowance for credit losses of $56.9 billion and $64.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements, of which $98 million is reported as inventory by Ford at June 30, 2010. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. Refer to Note 5 for additional information.
(c)	At June 30, 2010 and December 31, 2009, excludes $1.7 billion and $2.4 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. See Note 10 for fair value methodology.

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

Net investment in operating leases

Net investment in operating leases at June 30, 2010 and December 31, 2009 were as follows (in millions):

	June 30, 2010	December 31, 2009
Vehicles, at cost, including initial direct costs	$17,085	$20,983
Less: Accumulated depreciation	(5,340)	(6,191)
Net investment in operating leases before allowance for credit losses (a)	11,745	14,792
Less: Allowance for credit losses	(132)	(214)
Net investment in operating leases	$11,613	$14,578

(a)	At June 30, 2010 and December 31, 2009, includes net investment in operating leases before allowance for credit losses of about $9 billion and $10.4 billion, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. Refer to Note 5 for additional information.

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

Allowance for Credit Losses

Following is an analysis of the allowance for credit losses related to finance receivables, investment in direct financing leases, and investment in operating leases for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2010	2009	2010	2009
Balance, beginning of period	$1,356	$1,712	$1,549	$1,668
Provision for credit losses	(151)	397	(202)	782
Total charge-offs and recoveries
Charge-offs	(198)	(390)	(448)	(826)
Recoveries	112	105	229	209
Net charge-offs	(86)	(285)	(219)	(617)
Other changes, principally amounts related to translation adjustments	(15)	22	(24)	13
Balance, end of period	$1,104	$1,846	$1,104	$1,846

     The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  At June 30, 2010, our allowance for credit losses includes $11 million which was based on management’s judgment regarding higher retail loss assumptions in Spain compared with historical trends used in our models.  At June 30, 2009, our allowance for credit losses included about $220 million which was based on management’s judgment regarding higher worldwide retail installment and lease repossession assumptions and higher worldwide wholesale and dealer loan default assumptions.

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

Most of these securitization transactions utilize VIEs.  Refer to Note 6 for more information concerning VIEs.  The following table shows the assets and the liabilities related to our securitization transactions that were included in our financial statements at June 30, 2010 and December 31, 2009 (in billions):

	June 30, 2010
	Cash and Cash Equivalents and Marketable Securities (a)	Finance Receivables & Net Investment in Operating Leases			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail	$3.1	$36.4	$0.5	$35.9	$29.1
Wholesale	0.5	16.3	0.0	16.3	10.7
Finance receivables	3.6	52.7	0.5	52.2	39.8
Net investment in operating leases	1.2	9.0	0.1	8.9	5.6
Total	$4.8	$61.7	$0.6	$61.1	$45.4

Non-VIE
Retail	$0.4	$2.1	$0.0	$2.1	$2.4
Wholesale	0.0	2.1	0.0	2.1	1.6
Finance receivables	0.4	4.2	0.0	4.2	4.0
Net investment in operating leases	—	—	—	—	—
Total (c)	$0.4	$4.2	$0.0	$4.2	$4.0

Total securitization transactions
Retail	$3.5	$38.5	$0.5	$38.0	$31.5
Wholesale	0.5	18.4	0.0	18.4	12.3
Finance receivables	4.0	56.9	0.5	56.4	43.8
Net investment in operating leases	1.2	9.0	0.1	8.9	5.6
Total	$5.2	$65.9	$0.6	$65.3	$49.4

(a)	Includes marketable securities totaling $141 million, which are pledged as collateral in a funding arrangement with the European Central Bank (“ECB”).
(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)	Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $650 million at June 30, 2010 was not reflected as debt of the VIEs and is reflected as non-VIE debt above. The finance receivables backing this external funding are reflected in VIE finance receivables.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2009
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (a)
Retail	$3.1	$41.7	$0.8	$40.9	$31.2
Wholesale	0.5	16.5	0.0	16.5	8.4
Finance receivables	3.6	58.2	0.8	57.4	39.6
Net investment in operating leases	1.3	10.4	0.2	10.2	6.6
Total	$4.9	$68.6	$1.0	$67.6	$46.2

Non-VIE
Retail	$0.3	$3.2	$0.1	$3.1	$4.5
Wholesale	0.0	3.0	0.0	3.0	2.2
Finance receivables	0.3	6.2	0.1	6.1	6.7
Net investment in operating leases	—	—	—	—	—
Total (b)	$0.3	$6.2	$0.1	$6.1	$6.7

Total securitization transactions
Retail	$3.4	$44.9	$0.9	$44.0	$35.7
Wholesale	0.5	19.5	0.0	19.5	10.6
Finance receivables	3.9	64.4	0.9	63.5	46.3
Net investment in operating leases	1.3	10.4	0.2	10.2	6.6
Total	$5.2	$74.8	$1.1	$73.7	$52.9

(a)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(b)	Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $1.8 billion at December 31, 2009 was not reflected as debt of the VIEs and is reflected as non-VIE debt above. The finance receivables backing this external funding are reflected in VIE finance receivables.

The financial performance related to our securitization transactions for the periods ended June 30 were as follows (in millions):

	Second Quarter
	2010			2009
	Derivative Expense	Interest Expense	Total	Derivative (Income)	Interest Expense	Total
VIE	$2	$342	$344	$(55)	$420	$365
Non-VIE	4	52	56	(32)	82	50
Total	$6	$394	$400	$(87)	$502	$415

	First Half
	2010			2009
	Derivative Expense	Interest Expense	Total	Derivative Expense	Interest Expense	Total
VIE	$147	$674	$821	$9	$898	$907
Non-VIE	8	134	142	2	177	179
Total	$155	$808	$963	$11	$1,075	$1,086

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  TRANSFERS OF RECEIVABLES (Continued)

Certain of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency.  Refer to Note 10 regarding the fair value of derivatives.  In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate their interest rate risk resulting from derivatives with our securitization entities.  Our exposures based on the fair value of derivative instruments related to securitization programs at June 30, 2010 and December 31, 2009 were as follows (in millions):

	June 30, 2010
	Derivative Asset			Derivative Liability
	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total
VIE	$32	$—	$32	$346	$—	$346
Non-VIE	10	253	263	33	35	68
Total	$42	$253	$295	$379	$35	$414

	December 31, 2009
	Derivative Asset			Derivative Liability
	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total
VIE	$55	$—	$55	$528	$—	$528
Non-VIE	14	383	397	51	27	78
Total	$69	$383	$452	$579	$27	$606

Off-Balance Sheet Securitization Transactions

We recognized investment and other income of $1 million and $9 million in the second quarter of 2010 and 2009, respectively, and $1 million and $19 million in the first half of 2010 and 2009, respectively, related to the sales of receivables.  These amounts are included in Other income, net.  Also, we received cash flows of $22 million and $23 million in the first half of 2010 and 2009, respectively, related to the net change in retained interests in securitized assets.  These amounts are included in All other investing activities in our consolidated statement of cash flows.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6.  VARIABLE INTEREST ENTITIES

We adopted the FASB’s new accounting standard on VIEs on January 1, 2010.  The standard requires ongoing assessments of whether an entity is the primary beneficiary of a VIE, and enhances the disclosures about an entity's involvement with a VIE.  This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the VIE.  Conversely, the standard does not permit consolidation if these two tests are not met.  This new standard did not result in any deconsolidation of entities or additional consolidation of entities.

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest.  A VIE is consolidated by its primary beneficiary.  The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.  Nearly all of our VIEs are special purpose entities used for our on-balance sheet securitizations.

If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary and, if not, we do not consolidate.  We have operating power when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

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

VIEs of which we are the primary beneficiary

We use special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits and government-sponsored entities or others who obtain funding from government programs.  We have deemed most of these special purpose entities to be VIEs.  The asset-backed securities are secured by finance receivables and interests in net investments in operating leases.  The assets continue to be consolidated by us.  We retain interests in our securitization transactions, including senior and subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, such as cash reserves, and residual interests.

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions.  We aggregate and analyze our transactions based on the risk profile of the product and the type of funding structure, including:

●	Retail transactions — consumer credit risk and pre-payment risk, which are driven by the ability of the customer to pay, as well as the timing of the customer payments;
●
Wholesale transactions — dealer credit risk and Ford risk, as the receivables owned by the VIEs primarily arise from the financing provided by us to Ford-franchised dealers; therefore, the collections depend upon the sale of Ford vehicles; and

●	Net investment in operating lease transactions — vehicle residual value risk, consumer credit risk and pre-payment risk.

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

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations and warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts.  Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase the investments.  We do not guarantee any asset-backed securities and generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs.  We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us.  In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels.  The balance of cash related to these contributions were $70 million and zero at June 30, 2010 and December 31, 2009, respectively, and ranged from zero to $375 million during the first half of 2010.  In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR asset-backed commercial paper program.

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivatives.  In certain instances, we have entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty.  In other instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through their derivative transactions with the VIEs.  See Note 11 for additional information regarding our derivatives.

Refer to Note 5 for information on the financial position and financial performance of our VIEs.

VIEs of which we are not the primary beneficiary

We have an investment in Forso Nordic AB, a  joint venture determined to be a VIE of which we are not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by our joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with our joint venture partner, and the obligation to absorb losses or rights to receive benefits resides primarily with our joint venture partner.  Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets.  Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $64 million and $67 million at June 30, 2010 and December 31, 2009, respectively.

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

Other assets at June 30, 2010 and December 31, 2009 were as follows (in millions):

	June 30, 2010	December 31, 2009
Accrued interest, rents and other non-finance receivables	$941	$1,070
Collateral held for resale, at net realizable value	584	624
Restricted cash (a)	357	308
Deferred charges	296	665
Prepaid reinsurance premiums and other reinsurance receivables	244	275
Property and equipment, net of accumulated depreciation of $353 and $348 at June 30, 2010 and December 31, 2009, respectively	158	177
Investment in non-consolidated affiliates	128	123
Investment in used vehicles held for resale, at net realizable value	86	458
Other	323	400
Total other assets	$3,117	$4,100

(a)	Includes cash collateral required to be held against loans with the European Investment Bank as well as cash held to meet certain local governmental and regulatory reserve requirements.

Other liabilities and deferred income at June 30, 2010 and December 31, 2009 were as follows (in millions):

	June 30, 2010	December 31, 2009
Deferred interest supplements and residual support payments on net investment in operating leases	$939	$1,074
Interest payable	781	1,007
Unrecognized tax benefits	728	596
Income taxes payable to Ford and affiliated companies (a)(b)	535	1,352
Unearned insurance premiums	275	315
Other	372	465
Total other liabilities and deferred income	$3,630	$4,809

(a)	During the second quarter of 2010, we purchased $1.3 billion principal amount of Ford's Amortizing Guaranteed Secured Notes (“VEBA Note A”) issued to the UAW Retiree Medical Benefits Trust for $1.3 billion and immediately transferred the note to Ford in satisfaction of $1.3 billion of our tax liabilities to Ford.
(b)	In accordance with our intercompany tax sharing agreement with Ford.

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

Debt

At June 30, 2010 and December 31, 2009, debt was as follows (in millions):

	Interest Rates
	Average Contractual (a)		Weighted-Average (b)		June 30,	December 31,
	2010	2009	2010	2009	2010	2009
Short-term debt
Asset-backed commercial paper (c)	0.4%	0.9%			$6,647	$6,369
Ford Interest Advantage (d)	1.9%	2.7%			4,146	3,680
Other asset-backed short-term debt (c)	3.5%	2.6%			2,665	4,482
Other short-term debt (e)	4.2%	4.2%			902	891
Total short-term debt	1.7%	2.0%	2.6%	3.0%	14,360	15,422
Long-term debt
Senior indebtedness
Notes payable within one year (e)					6,611	7,053
Notes payable after one year (e)					27,520	32,124
Asset-backed debt (c)
Notes payable within one year					19,317	18,952
Notes payable after one year					20,750	23,076
Unamortized discount					(436)	(525)
Fair value adjustments (f)					349	231
Total long-term debt (g)	5.3%	5.4%	5.0%	5.1%	74,111	80,911
Total debt	4.8%	4.8%	4.7%	4.8%	$88,471	$96,333

Fair value of debt (h)					$90,609	$97,962

(a)	Second quarter of 2010 and fourth quarter of 2009 average contractual rates exclude the effects of derivatives and facility fees.
(b)	Second quarter of 2010 and fourth quarter of 2009 weighted-average rates include the effects of derivatives and facility fees.
(c)	Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements. Refer to Note 5 for information regarding on-balance sheet securitization transactions.
(d)	The Ford Interest Advantage program consists of our floating rate demand notes.
(e)	Includes debt with affiliated companies as indicated in the table below.
(f)	Adjustments related to designated fair value hedges of unsecured debt.
(g)	Average contractual and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.
(h)	Fair value of debt reflects interest accrued but not yet paid of $816 million and $1.1 billion at June 30, 2010 and December 31, 2009, respectively. Interest accrued is reported in Other liabilities and deferred income and Accounts payable – Affiliated companies. See Note 10 for fair value methodology.

	June 30,	December 31,
	2010	2009
Debt with affiliated companies
Other short-term debt	$366	$403
Notes payable within one year	35	40
Notes payable after one year	244	121
Total debt with affiliated companies	$645	$564

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8.  DEBT (Continued)

Debt Repurchases.  Through private market transactions, we repurchased unsecured debt and asset-backed notes for an aggregate principal amount of $1.8 billion and about $2 billion in the second quarter of 2010 and the first half of 2010, respectively.  As a result, we recorded a pre-tax loss of $53 million and a pre-tax loss of $60 million, net of unamortized premiums and discounts, in Other income, net in the second quarter of 2010 and the first half of 2010, respectively.

We repurchased unsecured debt for an aggregate principal amount of $707 million and $979 million in the second quarter of 2009 and the first half of 2009, respectively.  As a result, we recorded a pre-tax gain of $8 million and a pre-tax gain of $22 million, net of unamortized premiums and discounts, in Other income, net in the second quarter of 2009 and the first half of 2009, respectively.

Short-term and long-term debt matures at various dates through 2048.  Maturities are as follows (in millions):

	2010 (a)	2011(b)	2012	2013	2014	Thereafter (c)	Total
Unsecured debt maturities	$6,496	$10,412	$6,855	$4,589	$3,580	$7,247	$39,179
Asset-backed debt maturities	17,949	16,931	9,551	2,814	611	1,523	49,379
Unamortized discount (d)	―	(1)	(156)	(56)	(177)	(46)	(436)
Fair value adjustments (d)	―	65	102	79	37	66	349
Total debt maturities	$24,445	$27,407	$16,352	$7,426	$4,051	$8,790	$88,471

(a)	Includes $12.3 billion for short-term and $12.1 billion for long-term debt.
(b)	Includes $2.1 billion for short-term and $25.3 billion for long-term debt.
(c)	Approximately $5.9 billion of unsecured debt matures between 2015 and 2020 with the remaining balance maturing after 2030.
(d)	Unamortized discount and fair value adjustments are presented based on maturity date of related debt.

NOTE 9.  RETAINED EARNINGS

The following table summarizes earnings retained for use in the business for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2010	2009	2010	2009
Retained earnings, beginning balance	$4,807	$3,918	$4,779	$4,985
Net income	556	413	1,084	400
Distributions	—	—	(500)	(1,054)
Retained earnings, ending balance	$5,363	$4,331	$5,363	$4,331

In the first quarter of 2009, a plan was announced to restructure Ford’s debt through a combination of a conversion offer by Ford and tender offers by us.  As part of this debt restructuring, we commenced a cash tender offer for Ford’s secured term loan under Ford’s secured credit agreement, pursuant to which we purchased from lenders $2.2 billion principal amount of term loan for an aggregate cost of about $1.1 billion (including transaction costs).  This transaction settled on March 27, 2009, following which we distributed the term loan to our immediate parent, Ford Holdings LLC, whereupon it was forgiven.  The transaction is reflected in the table above as a $1,054 million distribution, which consists of the fair value of the term loan purchased plus transaction expenses.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities are presented on our financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis on our balance sheet include cash equivalents, marketable securities, derivative financial instruments and retained interests in securitized assets.  Assets and liabilities measured at fair value on a recurring basis for disclosure only include finance receivables and debt.  The fair value of these items are presented together with the related carrying value in Notes 2 and 8, respectively.  Assets and liabilities measured at fair value on a nonrecurring basis vary based on specific circumstances such as impairments.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.  In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs.  We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

●	Level 1 — inputs include quoted prices for identical instruments and are the most observable.
●	Level 2 — inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
●	Level 3 — inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

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

Finance Receivables.  We generally estimate the fair value of finance receivables based on an income approach using internal valuation models.  These models project future cash flows of financing contracts incorporating appropriate funding pricing and enhancement requirements.  The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, pre-payment speed and the discount rate.  Our assumptions regarding pre-payment speed and credit losses are based on historical performance.

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy

The following tables summarize the fair values by input hierarchy for financial instruments measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$334	$—	$—	$334
Government-sponsored enterprises	—	525	—	525
Corporate debt	—	275	—	275
Government — non U.S.	—	295	—	295
Total cash equivalents — financial instruments (a)	334	1,095	—	1,429
Marketable securities
U.S. government	1,496	—	—	1,496
Government-sponsored enterprises	—	5,939	—	5,939
Corporate debt (b)	—	380	—	380
Mortgage-backed	—	248	—	248
Government — non U.S.	—	400	—	400
Other liquid investments (c)	—	15	—	15
Total marketable securities	1,496	6,982	—	8,478
Derivative financial instruments
Interest rate contracts	—	1,115	270	1,385
Foreign exchange forward contracts	—	35	—	35
Cross currency interest rate swap contracts	—	79	—	79
Total derivative financial instruments	—	1,229	270	1,499
Retained interests in securitized assets (d)	—	—	4	4
Total assets at fair value	$1,830	$9,306	$274	$11,410

Liabilities
Derivative financial instruments
Interest rate contracts	—	226	309	535
Foreign exchange forward contracts	—	48	—	48
Cross currency interest rate swap contracts	—	91	79	170
Total derivative financial instruments	$—	$365	$388	$753
Total liabilities at fair value	$—	$365	$388	$753

(a)	Excludes $6.1 billion of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value, which approximates fair value. In addition to these cash equivalents, we also had cash on hand totaling $1.9 billion.
(b)	Includes notes issued by supranational institutions.
(c)	Includes certificates of deposits and time deposits with maturities greater than 90 days at the date of purchase.
(d)	Retained interests in securitized assets are reported in Other assets.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$75	$—	$—	$75
Government-sponsored enterprises	—	400	—	400
Corporate debt	—	75	—	75
Government — non U.S.	—	29	—	29
Total cash equivalents — financial instruments (a)	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
Government-sponsored enterprises	—	1,098	—	1,098
Corporate debt	—	159	4	163
Mortgage-backed	—	237	—	237
Government — non U.S.	—	65	—	65
Other liquid investments (b)	—	45	—	45
Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments
Interest rate contracts	—	1,230	407	1,637
Foreign exchange forward contracts	—	22	—	22
Cross currency interest rate swap contracts	—	203	—	203
Total derivative financial instruments	—	1,455	407	1,862
Retained interests in securitized assets (c)	—	—	26	26
Total assets at fair value	$5,331	$3,563	$437	$9,331

Liabilities
Derivative financial instruments
Interest rate contracts	—	409	437	846
Foreign exchange forward contracts	—	51	—	51
Cross currency interest rate swap contracts	—	144	138	282
Total derivative financial instruments	$—	$604	$575	$1,179
Total liabilities at fair value	$—	$604	$575	$1,179

(a)	Excludes $7.5 billion of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value, which approximates fair value. In addition to these cash equivalents, we also had cash on hand totaling $2.8 billion.
(b)	Includes certificates of deposits and time deposits with maturities greater than 90 days at the date of purchase.
(c)	Retained interests in securitized assets are reported in Other assets.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Financial Instrument Balances

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis on our balance sheet for the periods ending June 30 (in millions):

	2010
	Fair Value at December 31, 2009	Total Realized/ Unrealized Gains/(Losses)	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at June 30, 2010	Change in Unrealized Gains/(Losses) on Instruments Still Held (a)
Marketable securities
Corporate debt	$4	$(4)	$—	$—	$—	$—
Total marketable securities	4	(4)	—	—	—	—
Derivative financial instruments, net	(168)	(35)	85	—	(118)	49
Retained interests in securitized assets	26	(1)	(21)	—	4	0
Total	$(138)	$(40)	$64	$—	$(114)	$49

(a)	For those assets and liabilities still held at reporting date.

	2009 (a)
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/(Losses)	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at June 30, 2009	Change in Unrealized Gains/(Losses) on Instruments Still Held (b)
Marketable securities
Corporate debt	$5	$(2)	$—	$—	$3	$(2)
Total marketable securities	5	(2)	—	—	3	(2)
Derivative financial instruments, net	(81)	43	(56)	—	(94)	(20)
Retained interests in securitized assets	92	8	(31)	—	69	(2)
Total	$16	$49	$(87)	$—	$(22)	$(24)

(a)	Refer to our 2009 10-K Report for reconciliation of full year 2009.
(b)	For those assets and liabilities still held at reporting date.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

The following summarizes the realized/unrealized gains/(losses) on Level 3 financial instruments by position in the consolidated statement of operations for the periods ended June 30 (in millions):

	Second Quarter
	2010			2009
	Other Income, net	Other Comprehensive Income/(Loss) (a)	Total Realized/ Unrealized Gains/(Losses)	Other Income, net	Other Comprehensive Income/(Loss) (a)		Total Realized/ Unrealized Gains/(Losses)
Marketable securities	$—	$—	$—	$2	$	―	$2
Derivative financial instruments, net	26	11	37	50		16	66
Retained interests in securitized assets	(1)	0	(1)	6		0	6
Total	$25	$11	$36	$58		$16	$74

(a)	Other Comprehensive Income/(Loss) on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar affiliates.

	First Half
	2010			2009
	Other Income, net	Other Comprehensive Income/(Loss) (a)	Total Realized/ Unrealized Gains/(Losses)	Other Income, net	Other Comprehensive Income/(Loss) (a)	Total Realized/ Unrealized Gains/(Losses)
Marketable securities	$(4)	$—	$(4)	$(2)	$—	$(2)
Derivative financial instruments, net	(40)	5	(35)	23	20	43
Retained interests in securitized assets	(3)	2	(1)	10	(2)	8
Total	$(47)	$7	$(40)	$31	$18	$49

(a)	Other Comprehensive Income/(Loss) on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar affiliates.

Items Measured at Fair Value on a Nonrecurring Basis

There were no nonrecurring fair value measurements subsequent to initial recognition recorded during the first half of 2010 and 2009.

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

Income Effect of Derivative Financial Instruments

The following table summarizes the pre-tax gain/(loss) for each type of hedge designation for the periods ended June 30 (in millions):

	Gain/(Loss) Recognized in Income
	Second Quarter		First Half
	2010	2009	2010	2009
Fair value hedges
Interest rate contracts
Net interest settlements, accruals, and fees excluded from the assessment of hedge effectiveness	$52	$33	$105	$57
Ineffectiveness (a)	2	14	0	4
Total	$54	$47	$105	$61
Derivatives not designated as hedging instruments
Interest rate contracts	$(7)	$13	$12	$(91)
Foreign exchange forward contracts (b)	57	(314)	(3)	(163)
Cross currency interest rate swap contracts (b)	96	41	88	114
Other contracts	0	—	0	(1)
Total	$146	$(260)	$97	$(141)

(a)	For the second quarter of 2010 and 2009, hedge ineffectiveness reflects a $112 million gain and a $48 million loss on derivatives, respectively, and a $110 million loss and $62 million gain on hedged items, respectively. For the first half of 2010 and 2009, hedge ineffectiveness reflects a $155 million gain and a $47 million loss on derivatives, respectively, and a $155 million loss and a $51 million gain on hedged items, respectively.
(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which are recorded in Other income, net.

For our fair value hedges, net interest settlements, accruals, and fees are excluded from the assessment of hedge effectiveness.  We report net interest settlements and accruals in Interest expense. Fees and foreign currency revaluation on accrued interest ($10 million loss in both the second quarter and first half of 2010, and $1 million loss in both the second quarter and first half of 2009) are reported in Other income, net.  We report hedge ineffectiveness on fair value hedges in Other income, net.  We report all income items on derivatives not designated as hedging instruments in Other income, net.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following tables summarize the estimated fair value of our derivative financial instruments at June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$7,892	$495	$0

Derivatives not designated as hedging instruments
Interest rate contracts	56,905	890	535
Foreign exchange forward contracts (a)	3,794	35	48
Cross currency interest rate swap contracts	2,209	79	170
Total derivatives not designated as hedging instruments	62,908	1,004	753
Total derivative financial instruments	$70,800	$1,499	$753

(a)	Includes forward contracts between Ford Credit and an affiliated company.

	December 31, 2009
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$6,309	$385	$0

Derivatives not designated as hedging instruments
Interest rate contracts	68,153	1,252	846
Foreign exchange forward contracts (a)	3,939	22	51
Cross currency interest rate swap contracts	3,873	203	282
Total derivatives not designated as hedging instruments	75,965	1,477	1,179
Total derivative financial instruments	$82,274	$1,862	$1,179

(a)	Includes forward contracts between Ford Credit and an affiliated company.

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on June 30, 2010 is approximately $1.5 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced our derivative assets by $19 million and $6 million, and our derivative liabilities by $10 million and $15 million at June 30, 2010 and December 31, 2009, respectively.  See Note 10 for additional information regarding fair value measurements.

NOTE 12.  DIVESTITURES AND OTHER ACTIONS

We execute divestitures and alternative business arrangements primarily where securitization and other funding availability is limited.  Specific actions we have undertaken are presented below by segment.

North America Segment

Triad Financial Corporation.  In 2005, we completed the sale of Triad Financial Corporation ("Triad").  We received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, and recognized after-tax gains of $2 million in the second quarter of 2009 and the first half of 2009 in Gain on disposal of discontinued operations.

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

The following table summarizes amounts included in Other income, net (in millions):

	Second Quarter		First Half
	2010	2009	2010	2009
Interest and investment income	$42	$47	$60	$78
Gains/(Losses) on derivatives (a)	138	(245)	87	(137)
Currency revaluation gains/(losses) (b)	(162)	469	(103)	271
Other	21	95	91	218
Other income, net	$39	$366	$135	$430

(a)	Gains/(Losses) related to foreign currency derivatives are substantially offset by net revaluation impacts on foreign denominated debt. See Note 11 for detail by derivative instrument and risk type.
(b)
Includes net gains of $247 million and $251 million in pre-tax earnings related to unhedged currency exposure primarily from cross-border intercompany lending in the second quarter of 2009 and the first half of 2009, respectively.

NOTE 14.  EMPLOYEE SEPARATION ACTIONS

We continuously monitor and manage the cost structure of our business to remain competitive within the industry.  Restructuring charges related to employee separation actions are presented below by segment.

North America Segment

In the first quarter of 2010, we announced plans to continue to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables.  The reductions will occur in 2010 through attrition, retirements, and involuntary separations.  In the second quarter of 2010 and the first half of 2010, we recognized pre-tax charges of $1 million and $14 million, respectively, in Operating expenses as a result of these actions.

In the second quarter of 2009 and the first half of 2009, we recognized pre-tax charges of $11 million and $33 million, respectively, in Operating expenses for employee separation actions relating to our U.S. restructuring which affected our servicing, sales, and central operations.  In 2010, we released $1 million of this reserve.

International Segment

In the second quarter of 2010 and the first half of 2010, we recognized pre-tax charges of $4 million and $6 million (including $1 million for retirement plan benefits), respectively, in Operating expenses for employee separation actions primarily in European locations.

In the second quarter of 2009 and the first half of 2009, we recognized pre-tax charges of $12 million and $17 million (including $8 million for retirement plan benefits), respectively, in Operating expenses for employee separation actions primarily in European locations.

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

Key operating data for our business segments for the periods ended June 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total

Second Quarter 2010
Revenue (a)	$2,109	$521	$(20)	$(4)	$—	$(24)	$2,606
Income/(Loss)
Income/(Loss) before income taxes	831	77	(20)	—	—	(20)	888
Provision for/(Benefit from) income taxes	312	26	(6)	—	—	(6)	332
Income/(Loss) from continuing operations	519	51	(14)	—	—	(14)	556
Other disclosures
Depreciation on vehicles subject to operating leases	435	40	—	—	—	—	475
Interest expense	800	286	—	(0)	—	(0)	1,086
Provision for credit losses	(158)	7	—	—	—	—	(151)

Second Quarter 2009
Revenue (a)	$2,977	$616	$33	$(7)	$—	$26	$3,619
Income/(Loss)
Income/(Loss) before income taxes (b)	640	(27)	33	—	—	33	646
Provision for/(Benefit from) income taxes	232	(9)	12	—	—	12	235
Income/(Loss) from continuing operations	408	(18)	21	—	—	21	411
Other disclosures
Depreciation on vehicles subject to operating leases	888	55	—	—	—	—	943
Interest expense	902	392	—	(4)	—	(4)	1,290
Provision for credit losses	307	90	—	—	—	—	397

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.
(b)	North America segment income/(loss) before income taxes includes a net gain of $247 million related to unhedged currency exposure primarily from cross-border intercompany lending.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 15.  SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total

First Half 2010
Revenue (a)	$4,369	$1,084	$10	$(11)	$—	$(1)	$5,452
Income
Income before income taxes	1,533	173	10	—	—	10	1,716
Provision for income taxes	568	60	4	—	—	4	632
Income from continuing operations	965	113	6	—	—	6	1,084
Other disclosures
Depreciation on vehicles subject to operating leases	1,042	74	—	—	—	—	1,116
Interest expense	1,598	616	—	(1)	—	(1)	2,213
Provision for credit losses	(212)	10	—	—	—	—	(202)
Finance receivables and net investment in operating leases	66,460	20,062	—	(1)	(2,013)	(2,014)	84,508
Total assets	84,277	25,822	—	2	(2,013)	(2,011)	108,088

First Half 2009
Revenue (a)	$5,860	$1,299	$9	$(21)	$—	$(12)	$7,147
Income
Income before income taxes (b)	595	6	9	—	—	9	610
Provision for income taxes	205	3	4	—	—	4	212
Income from continuing operations	390	3	5	—	—	5	398
Other disclosures
Depreciation on vehicles subject to operating leases	2,245	113	—	—	—	—	2,358
Interest expense	1,894	826	—	(10)	—	(10)	2,710
Provision for credit losses	628	154	—	—	—	—	782
Finance receivables and net investment in operating leases	74,930	25,410	—	(164)	(1,687)	(1,851)	98,489
Total assets	94,685	32,868	—	(95)	(1,687)	(1,782)	125,771

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.
(b)	North America segment income before income taxes includes a net gain of $251 million related to unhedged currency exposure primarily from cross-border intercompany lending.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

The carrying value of recorded liabilities related to guarantees are not material.  We have estimated the probability of payment for each guarantee to be remote and have not recorded any loss accruals.  At June 30, 2010 and December 31, 2009, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates.  In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full.  The maximum potential payments under these guarantees totaled approximately $169 million and $182 million at June 30, 2010 and December 31, 2009, respectively.  Of these values, $42 million and $49 million at June 30, 2010 and December 31, 2009, respectively, was counter-guaranteed by Ford to us.

FCE Bank plc (“FCE”) has also guaranteed obligations of Ford in Romania of which the maximum potential payment of $473 million has been fully collateralized by cash received from Blue Oval Holdings, a Ford U.K. subsidiary.  This cash is available for use in FCE’s day to day operations, and is recorded as Debt.  The expiration dates of the guarantee vary and could terminate on payment and/or cancellation of the obligation by Ford.  A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

Guarantees of obligations to Ford.  We have guaranteed $128 million and $130 million of third-party obligations payable to Ford Brazil at June 30, 2010 and December 31, 2009, respectively.  Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third parties to repay Ford Brazil the obligated amounts.  The guarantee will terminate upon the repayment or cancellation of the obligations.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business.  These indemnifications might include and are not limited to claims relating to any of the following:  environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities generally would be triggered by a breach of terms of the contract or by a third-party claim.  We are also party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 2010 Compared with Second Quarter 2009

In the second quarter of 2010, our net income was $556 million, an increase of $143 million compared with a year ago.  On a pre-tax basis, we earned $888 million in the second quarter of 2010, an increase of $242 million compared with a year ago.  The increase in pre-tax earnings was more than explained by:

●	A lower provision for credit losses primarily related to a lower credit loss reserve and improved charge-off performance (about $550 million);
●	Lower residual losses on returned vehicles due to higher auction values (about $130 million);
●	Lower operating costs (about $40 million); and
●	Higher financing margin primarily attributable to lower borrowing costs (about $30 million).

These factors were offset partially by:

●	The non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $250 million);
●	Lower volume related to lower average receivables (about $120 million);
●	Higher net losses related to debt repurchases (about $60 million); and
●	The non-recurrence of net gains related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($53 million).

Results of our operations by business segment and unallocated risk management for the second quarter of 2010 and 2009 are shown below:

	Second Quarter
	2010	2009	2010 Over/(Under) 2009
	(in millions)
Income/(Loss) before income taxes
North America Segment	$831	$640	$191
International Segment	77	(27)	104
Unallocated risk management	(20)	33	(53)
Income/(Loss) before income taxes	888	646	242
Provision for income taxes and Gain on disposal of discontinued operations	332	233	99
Net income	$556	$413	$143

The increase in North America Segment pre-tax earnings primarily reflected a lower provision for credit losses, lower residual losses on returned vehicles due to higher auction values, and lower operating costs.  These factors were offset partially by the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending, lower volume, and higher net losses related to debt repurchases.

The improvement in International Segment pre-tax results primarily reflected a lower provision for credit losses, higher financing margin, and lower losses on residual based products, offset partially by lower volume.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Half 2010 Compared with First Half 2009

In the first half of 2010, our net income was $1.1 billion, an increase of $684 million compared with a year ago.  On a pre-tax basis, we earned $1.7 billion in the first half of 2010, an increase of $1.1 billion compared with a year ago.  The increase in pre-tax earnings primarily reflected:

●	A lower provision for credit losses primarily related to a lower credit loss reserve and improved charge-off performance (about $980 million);
●	Lower residual losses on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values (about $580 million);
●	Higher financing margin primarily attributable to lower borrowing costs (about $80 million); and
●	Lower operating costs (about $70 million).

These factors were offset partially by:

●	Lower volume related to lower average receivables (about $260 million);
●	The non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $250 million); and
●	Higher net losses related to debt repurchases (about $80 million).

Results of our operations by business segment and unallocated risk management for the first half of 2010 and 2009 are shown below:

	First Half
	2010	2009	2010 Over/(Under) 2009
	(in millions)
Income before income taxes
North America Segment	$1,533	$595	$938
International Segment	173	6	167
Unallocated risk management	10	9	1
Income before income taxes	1,716	610	1,106
Provision for income taxes and Gain on disposal of discontinued operations	632	210	422
Net income	$1,084	$400	$684

The increase in North America Segment pre-tax earnings primarily reflected a lower provision for credit losses, lower residual losses on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values, lower operating costs, and higher financing margin.  These factors were offset partially by the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending, lower volume, and higher net losses related to debt repurchases.

The increase in International Segment pre-tax results primarily reflected a lower provision for credit losses, lower losses on residual based products, and higher financing margin, offset partially by lower volume.

The change in unallocated risk management reflected higher net gains related to market valuation adjustments to derivatives primarily related to movements in interest rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Placement Volume and Financing Share

Total worldwide financing contract placement volumes for new and used vehicles are shown below:

	Second Quarter		First Half
	2010	2009	2010	2009
	(in thousands)
North America Segment
United States	181	153	356	288
Canada	28	33	45	53
Total North America Segment	209	186	401	341

International Segment
Europe	86	124	185	246
Other international	7	9	17	26
Total International Segment	93	133	202	272
Total contract placement volume	302	319	603	613

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe.  Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Second Quarter		First Half
	2010	2009	2010	2009

United States
Financing share - Ford, Lincoln and Mercury
Retail installment and lease	30%	28%	32%	29%
Wholesale	81	79	81	78

Europe
Financing share - Ford
Retail installment and lease	25%	28%	24%	27%
Wholesale	98	99	99	99

North America Segment

In the second quarter of 2010, our total contract placement volumes were 209,000, up 23,000 contracts from a year ago.  This increase is more than explained by the U.S. market with higher industry volumes, higher financing share, and higher Ford market share.  Higher Ford, Lincoln and Mercury financing share was primarily explained by changes in Ford’s marketing programs that favored us.

In the first half of 2010, our total contract placement volumes were 401,000, up 60,000 contracts from a year ago, reflecting the causal factors described above.

International Segment

In the second quarter of 2010, our total contract placement volumes were 93,000, down 40,000 contracts from a year ago.  This decrease primarily reflected the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers, the non-recurrence of government vehicle scrappage programs in Europe, and the transition of Mexico’s retail financing business to another finance provider.  Lower Ford financing share primarily reflected the non-recurrence of government vehicle scrappage programs in Europe and a planned financing share reduction in Spain.

In the first half of 2010, our total contract placement volumes were 202,000, down 70,000 contracts from a year ago, reflecting the causal factors described above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our finance receivables and operating leases are shown below:

	June 30,	December 31,
	2010	2009
	(in billions)
Receivables – On-Balance Sheet
Finance receivables
North America Segment
Retail installment	$40.4	$42.3
Wholesale	13.4	13.3
Other	2.1	1.9
Total North America Segment – finance receivables	55.9	57.5
International Segment
Retail installment	11.1	14.0
Wholesale	8.4	9.1
Other	0.5	0.5
Total International Segment – finance receivables	20.0	23.6
Unearned interest supplements	(2.0)	(1.9)
Allowance for credit losses	(1.0)	(1.3)
Finance receivables, net	72.9	77.9
Net investment in operating leases	11.6	14.6
Total receivables – on-balance sheet (a)(b)	$84.5	$92.5

Memo:
Total receivables – managed (c)	$86.5	$94.5
Total receivables – serviced (d)	86.5	94.6

(a)
At June 30, 2010 and December 31, 2009, includes finance receivables before allowance for credit losses of $56.9 billion and $64.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our financial statements.  In addition, at June 30, 2010 and December 31, 2009, includes net investment in operating leases before allowance for credit losses of about $9 billion and $10.4 billion, respectively, that have been included in securitization transactions but continue to be included in our financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  For additional information on our securitization transactions, refer to the “Funding” section of Item 2 and Notes 5 and 6 of our Notes to the Financial Statements.

(b)	Includes allowance for credit losses of $1.1 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of about $2 billion and $1.9 billion at June 30, 2010 and December 31, 2009, respectively; and includes off-balance sheet retail receivables of about $100 million at December 31, 2009.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest, but which we continue to service of about $100 million at December 31, 2009.

Receivables decreased from year-end 2009, primarily reflecting the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers, lower industry and financing volumes in 2009 and 2010 compared with prior years, and changes in currency exchange rates.  At June 30, 2010, the Jaguar, Land Rover, and Mazda financing portfolio represented about 4% of our managed receivables and the Volvo financing portfolio represented about 2% of our managed receivables.  In the second quarter of 2010, Ford announced it will discontinue production of the Mercury brand in the fourth quarter of 2010.  At June 30, 2010, the Mercury financing portfolio represented about 3% of our managed receivables.  The percentages for all of these brands will decline over time.

As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers.  The amount of unearned interest supplements for finance receivables was about $2 billion at June 30, 2010, compared with $1.9 billion at December 31, 2009 included in Finance receivables, net.  The amount of unearned interest supplements and residual support payments for net investment in operating leases was $939 million at June 30, 2010, compared with $1.1 billion at December 31, 2009 included in Other liabilities and deferred income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At June 30, 2010, in the United States and Canada, Ford is obligated to pay us $532 million of interest supplements and $99 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with about $1 billion of interest supplements and $180 million of residual value support at December 31, 2009, in each case for contracts purchased prior to January 1, 2008.  The unpaid interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate.  For additional information on our finance receivables and net investment in operating leases, refer to Notes 1, 2, and 3 of our Notes to the Financial Statements.

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay.  Based on all the factors we consider, as of June 30 2010 about 5% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, about the same as year-end 2009.

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

	Second Quarter		First Half
	2010	2009	2010	2009
	(in millions)
Charge-offs – On-Balance Sheet
Retail installment and lease	$79	$261	$222	$570
Wholesale	5	21	0	40
Other	2	3	(3)	7
Total charge-offs – on-balance sheet	$86	$285	$219	$617

Loss-to-Receivables Ratios – On-Balance Sheet
Retail installment and lease	0.49%	1.29%	0.67%	1.39%
Wholesale	0.09	0.41	0.00	0.36
Total loss-to-receivables ratio (including other) – on-balance sheet	0.39%	1.09%	0.49%	1.15%

Memo:
Total charge-offs – managed (in millions)	$86	$286	$219	$621
Total loss-to-receivables ratio (including other) – managed	0.39%	1.09%	0.49%	1.16%

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

In the second quarter of 2010, charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions, lower severity, and lower wholesale and dealer loan net losses.  Charge-offs in Europe decreased primarily reflecting lower losses in Spain and Germany.

In the first half of 2010, trends and causal factors compared with the same period a year ago were consistent with those described above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio.  This portfolio was 68% of our worldwide on-balance sheet portfolio of retail installment receivables and net investment in operating leases at June 30, 2010.  In the second quarter of 2010, on-balance sheet charge-offs were lower compared to the same period a year ago primarily due to lower repossessions, lower severity, and lower other charge-offs.  Severity was lower by $1,700 per unit, mainly due to improvements in auction values in the used vehicle market.

	Second Quarter		First Half
	2010	2009	2010	2009
On-Balance Sheet
Charge-offs (in millions)	$47	$133	$142	$349
Loss-to-receivables ratio	0.45%	1.09%	0.68%	1.39%

Other Metrics — Serviced
Repossessions (in thousands)	15	22	34	47
Repossession ratio (a)	2.18%	2.76%	2.48%	2.88%
Severity (b)	$6,700	$8,400	$7,000	$8,900
New bankruptcy filings (in thousands)	12	12	22	23
Over-60 day delinquency ratio (c)	0.12%	0.23%	0.15%	0.26%

Memo:
Charge-offs – managed (in millions)	$46	$134	$142	$351
Loss-to-receivables ratio – managed	0.45%	1.09%	0.68%	1.39%

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

	June 30,	December 31,
	2010	2009
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$1,038	$1,479
Wholesale	44	43
Other	22	27
Total allowance for credit losses	$1,104	$1,549

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.64%	2.08%
Wholesale	0.20	0.19
Total including other	1.26%	1.61%

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  Our allowance for credit losses has decreased from December 31, 2009 consistent with the decrease in charge-offs and includes $11 million for management’s judgment regarding higher retail loss assumptions in Spain compared with historical trends used in our models.  At December 31, 2009, our allowance for credit losses included about $215 million for management’s judgment regarding higher worldwide retail installment and lease repossession assumptions and higher worldwide wholesale and dealer loan default assumptions.

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

North America Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

●	Placement volume measures the number of leases we purchase in a given period;
●	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
●	Return volume reflects the number of vehicles returned to us by customers at lease-end.

The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for 98% of our total investment in operating leases at June 30, 2010:

	Second Quarter		First Half
	2010	2009	2010	2009
	(in thousands)

Placements	32	15	61	35
Terminations	125	118	222	202
Returns	88	101	160	176

Memo:
Return rates	70%	86%	72%	87%

In the second quarter of 2010, placement volumes were up 17,000 units compared with the same period a year ago, primarily reflecting higher industry volumes, higher Ford market share, and changes in Ford’s marketing programs.  Termination volumes increased 7,000 units compared with the same period a year ago, reflecting higher placement volumes in 2007 and the first half of 2008.  Return volumes decreased 13,000 units compared with the same period a year ago, primarily reflecting lower return rates, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.

In the first half of 2010, trends and causal factors compared with the same period a year ago were consistent with those described above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant second quarter 2010 vehicle mix for lease terms comprising 56% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Second Quarter		First Half
	2010	2009	2010	2009
	(in thousands)
Returns
24-Month term	13	15	29	31
36-Month term	20	20	39	42
39-Month/Other term	13	11	22	17
Total returns	46	46	90	90

Memo:
Return rates	65%	83%	68%	86%

Auction Values at Constant Second Quarter 2010 Vehicle Mix
24-Month term	$18,905	$17,795	$18,560	$17,065
36-Month term	16,175	14,595	15,875	13,995

In the second quarter of 2010, Ford, Lincoln and Mercury brand U.S. return volumes were equal to the same period a year ago, primarily reflecting higher terminations, offset by a lower return rate, down 18 percentage points to 65%, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.  Auction values at constant second quarter 2010 mix were up $1,110 per unit from year ago levels for vehicles under 24-month leases and up $1,580 per unit for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market.  Auction values, at constant second quarter 2010 mix, improved compared with the first quarter of 2010 for vehicles under 24-month and 36-month leases by $620 per unit and $630 per unit, respectively.  The year-over-year improvement in auction values experienced in the first half of 2010 is not expected to continue to the same extent through the end of the year.

In the first half of 2010, trends and causal factors compared with the same period a year ago were consistent with those described above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the Securities and Exchange Commission (“SEC”):

●	DBRS Limited (“DBRS”);
●	Fitch, Inc. (“Fitch”);
●	Moody’s Investors Service, Inc. (“Moody’s”); and
●	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (“S&P”).

The following chart summarizes the changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us by these four NRSROs since year-end 2009:

NRSRO RATINGS
	DBRS			Fitch			Moody’s			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Dec. 2009	B	R-5	Stable	B	C	Positive	B3	NP	Review	B-	NR	Stable
Jan. 2010	B	R-5	Stable	B+	B	Positive	B3	NP	Review	B-	NR	Stable
Mar. 2010	B (high)	R-4	Positive*	B+	B	Positive	B1	NP	Review	B-	NR	Stable
Apr. 2010	B (high)	R-4	Positive*	BB-	B	Positive	B1	NP	Review	B-	NR	Positive
May 2010	B (high)	R-4	Positive*	BB-	B	Positive	Ba3	NP	Stable	B-	NR	Positive
Aug. 2010	BB	R-4	Stable	BB-	B	Stable	Ba3	NP	Stable	B+**	NR	Positive

*	The trend assigned to us by DBRS was positive for the long-term senior unsecured credit rating and stable for the short-term credit rating.
**	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BB-, maintaining a one notch differential versus Ford Credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance, committed funding capacity, and access to diverse funding sources.  Despite recent upgrades to our credit ratings, we remain rated below investment grade.  As a result, securitization continues to represent a substantial portion of our funding mix as this market remains more cost effective than unsecured funding and allows us access to a wider investor base.  In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing).  We also have an application pending for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation (“ILC”) that could provide a limited source of funding.  Additionally, in the second quarter of 2010 we published notice of our intent to apply for a bank charter in Canada.

In the second quarter of 2010, we completed about $4 billion of funding in the securitization markets, including: a U.S. public retail securitization transaction with credit spreads similar to 2007 levels and our first public Canadian wholesale securitization transaction since 2006.  We also completed about $2 billion of funding in unsecured debt markets.

At June 30, 2010, we have committed capacity totaling about $34 billion, about the same as year-end 2009.  We added about $2 billion of net incremental capacity in the second quarter of 2010 as several of our key relationship banks have provided committed facilities to support a variety of markets and asset classes.  We renewed about $12 billion of committed capacity, including the renewal of our asset-backed commercial paper program (“FCAR”) 364-day and multi-year lines.  Our FCAR multi-year lines were extended for the first time since 2007 and are now three-year facilities.  Our renewal strategy is to optimize capacity and maintain sufficient liquidity to protect our global funding needs.  Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities expire.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as the underlying assets liquidate.  Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk.  For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 2009 10-K Report.

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets for the types of asset-backed securities used in our asset-backed funding and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and legislation on our ability to access debt and derivatives markets, or renew our committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to our funding plan.  As a result, we may need to further reduce the amount of finance receivables and operating leases we purchase or originate, thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Financial Industry Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted July 21, 2010 to reform practices in the financial services industries, including automotive financing and securitization of automotive finance receivables.  The Act is subject to significant rulemaking, and we cannot predict the impact of the Act and the resulting regulations on our business until such rulemaking is complete.

One immediate impact of the Act, however, affected the U.S. public securitization markets by requiring consents of credit rating agencies for use of their credit ratings, as is required, in registration statements relating to public offerings of asset-backed securities in the United States when the offering is conditioned on a minimum rating.  The credit rating agencies were not willing to provide their consents, without which asset-backed securities could not be sold publicly in the United States.  In order to facilitate a transition for asset-backed issuers, on July 22, 2010, the SEC granted “no-action” relief by allowing omission of the required credit rating disclosure for a temporary period until January 24, 2011.  It is uncertain whether the credit rating agencies will be willing to provide their necessary consents after the expiration of the no-action relief and, if not, whether any further regulatory or legislative relief will be available.

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”).  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  TALF expired in March 2010.  At June 30, 2010, the outstanding balance of our TALF-eligible asset-backed securities was $9.1 billion, compared with $8.1 billion at December 31, 2009 reflecting issuance of $2.3 billion in the first quarter of 2010 offset partially by amortization of $1.3 billion in the first half of 2010.  The outstanding balance of our TALF-eligible asset-backed securities will decline as the debt continues to amortize and no new securities are issued.

European Central Bank (“ECB”) Open Market Operations.  FCE is eligible to access liquidity through the ECB’s open market operations program.  This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity. During 2010, FCE has not accessed the ECB’s open market operations program for any incremental funding.  At June 30, 2010, FCE had $650 million of funding from the ECB relating to asset-backed securities and other marketable securities down from $1.8 billion at December 31, 2009.  The outstanding balance has reduced due to amortization of the debt and the sale of notes in the secondary markets previously posted as collateral for ECB funding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt and off-balance sheet securitization transactions were as follows on the dates indicated:

	June 30,	December 31,
	2010	2009
	(in billions)
Debt
Asset-backed commercial paper (a)	$6.7	$6.4
Other asset-backed short-term debt (a)	2.7	4.5
Ford Interest Advantage (b)	4.1	3.6
Other short-term debt	0.9	0.9
Total short-term debt	14.4	15.4
Unsecured long-term debt (including notes payable within one year)	34.0	38.9
Asset-backed long-term debt (including notes payable within one year) (a)	40.1	42.0
Total debt	88.5	96.3

Off-Balance Sheet Securitization Transactions
Securitized off-balance sheet portfolio	0.0	0.1
Retained interest	0.0	0.0
Total off-balance sheet securitization transactions	0.0	0.1
Total debt plus off-balance sheet securitization transactions	$88.5	$96.4

Ratios
Securitized funding to managed receivables	57%	56%
Short-term debt and notes payable within one year to total debt	46	43
Short-term debt and notes payable within one year to total capitalization	41	39
(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(b)	The Ford Interest Advantage program consists of our floating rate demand notes.

At June 30, 2010, unsecured long-term debt (including notes payable within one year) was down about $5 billion from year-end 2009, primarily reflecting about $7 billion of debt maturities, repurchases, and calls, offset partially by about $2 billion of new unsecured long-term debt issuance.  Remaining unsecured long-term debt maturities were as follows: 2010 — $2 billion; 2011 — $10 billion; 2012 — $7 billion; and the balance thereafter.

At June 30, 2010, asset-backed long-term debt (including notes payable within one year) was down about $2 billion from year-end 2009, reflecting asset-backed long-term debt amortization in excess of issuance.

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

The following table shows worldwide cash and cash equivalents and marketable securities, receivables, and related debt by segment and product for our on-balance sheet securitization transactions:

	June 30, 2010			December 31, 2009
	Cash and Cash Equivalents and Marketable Securities (a)	Finance Receivables and Net Investment in Operating Leases (b)	Related Debt	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (b)	Related Debt
	(in billions)
Finance Receivables
North America Segment
Retail installment	$2.1	$30.0	$24.9	$2.0	$35.0	$28.3
Wholesale	0.1	12.8	8.9	0.1	12.6	6.3
Total North America Segment	2.2	42.8	33.8	2.1	47.6	34.6
International Segment
Retail installment	1.4	8.5	6.6	1.4	9.9	7.4
Wholesale	0.4	5.6	3.4	0.4	6.9	4.3
Total International Segment	1.8	14.1	10.0	1.8	16.8	11.7
Total finance receivables	4.0	56.9	43.8	3.9	64.4	46.3
Net investment in operating leases	1.2	9.0	5.6	1.3	10.4	6.6
Total on-balance sheet arrangements	$5.2	$65.9	$49.4	$5.2	$74.8	$52.9

(a)	Included are marketable securities totaling $141 million, which are pledged as collateral in a funding arrangement with the ECB.
(b)	Before allowances for credit losses.

For additional information on our securitization transactions, refer to Notes 5 and 6 of our Notes to the Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Funding Plan

The following table shows our public and private term funding issuances in 2009 and through August 4, 2010, and our planned issuances for full year 2010:

	2010
	Full Year	Through	2009
	Forecast	August 4,	Actual
	(in billions)
Public Term Funding
Unsecured	$4 – 6	$4	$5
Securitization Transactions (a)	10 – 12	8	15
Total public term funding	$14 – 17	$12	$20

Private Term Funding (b)	$7 – 11	$5	$11

(a)	Includes public securitization transactions and securitization transactions issued under Rule 144A of the Securities Act of 1933.
(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper program (“FCAR”).

Through August 4, 2010, we completed about $12 billion of public term funding transactions, including about $4 billion of retail asset-backed securitization transactions in the United States, Canada, and Europe; about $3 billion of wholesale asset-backed securitization transactions in the United States and Canada; $1.5 billion of lease asset-backed securitization transactions in the United States; and about $4 billion of unsecured issuances in the United States and Europe.

Through August 4, 2010, we completed about $5 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program), primarily reflecting retail, lease, and wholesale asset-backed securitization transactions in the United States and Canada.

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

	June 30,	December 31,
	2010	2009
	(in billions)

Cash, cash equivalents, and marketable securities (a)	$17.4	$17.3

Committed liquidity programs	$23.9 (b)	$23.2
Asset-backed commercial paper (“FCAR”)	9.0 (b)	9.3
Credit facilities	1.1	1.3
Committed capacity	$34.0	$33.8
Committed capacity and cash	$51.4	$51.1
Less: Capacity in excess of eligible receivables	(7.2)	(6.5)
Less: Cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions	(5.2)	(5.2)
Liquidity	$39.0	$39.4
Less: Utilization	(18.3)	(18.3)
Liquidity available for use	$20.7	$21.1

(a)	Excludes marketable securities related to insurance activities.
(b)	Capacity as of July 1, 2010.

At June 30, 2010, committed capacity and cash shown above totaled $51.4 billion, of which about $39 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $7.2 billion and cash required to support on-balance sheet securitization transactions of $5.2 billion).  At June 30, 2010, $18.3 billion was utilized, leaving $20.7 billion available for use (including $12.2 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities, and cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions).

At June 30, 2010, our liquidity available for use was about $400 million lower than at year-end 2009.  Liquidity available for use was 24% of managed receivables, compared with 22% at year-end 2009.  In addition to the $20.7 billion of liquidity available for use, the $7.2 billion of capacity in excess of eligible receivables provides us with an alternative for funding future purchases or originations and gives us flexibility to shift capacity to alternate markets and asset-classes.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2010, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $17.4 billion, compared with $17.3 billion at year-end 2009.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include federal agency securities, bank time deposits with investment grade institutions, A-1/P-1 (or higher) rated commercial paper, U.S. and non-U.S. government securities, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities.  The average maturity of these investments is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our on-balance sheet securitization transactions of $5.2 billion at June 30, 2010 and December 31, 2009.

Our substantial liquidity and cash balance have provided the opportunity to selectively repurchase our unsecured debt on the open market.  In the second quarter of 2010, we repurchased $1.5 billion and called about $200 million of our near-term unsecured debt maturities.

Committed Liquidity Programs.  We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease or wholesale assets for proceeds of up to $23.9 billion at July 1, 2010 ($10.7 billion retail, $8.8 billion wholesale and $4.4 billion supported by various retail, lease or wholesale assets) of which $7.1 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.2 billion having maturities within the next twelve months (of which $5.4 billion relates to FCE commitments), and the remaining balance having maturities between September 2011 and March 2013.  We plan to achieve capacity renewals necessary to maintain sufficient liquidity to protect our global funding needs.  Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions.  Our capacity in excess of eligible receivables would protect us against the risk of lower than planned renewal rates.  At July 1, 2010, $11.1 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities

Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	July 1,	December 31,
	2010	2009
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.0	$0.0
FCE bank lines	1.0	1.3
Utilized amounts	(0.5)	(0.7)
Available credit facilities	$0.5	$0.6

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$9.0	$9.3

At July 1, 2010, we and our majority-owned subsidiaries, including FCE, had over $1 billion of contractually committed unsecured credit facilities with financial institutions.  We had $487 million available for use, of which $431 million expire in 2011 and $56 million expire in 2012.  Almost all of our contractually committed unsecured credit facilities are FCE worldwide credit facilities and may be used, at FCE’s option, by any of FCE’s direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit our ability to obtain funding.

In addition, at July 1, 2010, we had about $9 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $4.3 billion expire in 2011, $355 million expire in 2012, and $4.4 billion expire in 2013.  Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At July 1, 2010, about $9 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt, or FCAR’s purchase of our asset-backed securities.  At July 1, 2010, the outstanding commercial paper balance for the FCAR program was $6.7 billion.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure.  We refer to our shareholder’s interest as equity.  We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity

Retained
Interest in
				Securitized		Securitized		Cash,		Adjustments for
				Off-balance		Off-balance		Cash Equivalents		Derivative
				Sheet		Sheet		and Marketable		Accounting
Managed Leverage	=	Total Debt	+	Receivables	-	Receivables Equity	- -	Securities (a) Adjustments for	-	on Total Debt (b)
Derivative
Accounting on Equity (b)

(a)	Excludes marketable securities related to insurance activities.
(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates.
Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30,	December 31,
	2010	2009

Total debt	$88.5	$96.3
Equity	10.9	11.0
Financial statement leverage (to 1)	8.1	8.8

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30,	December 31,
	2010	2009

Total debt	$88.5	$96.3
Securitized off-balance sheet receivables outstanding	0.0	0.1
Retained interest in securitized off-balance sheet receivables	0.0	0.0
Adjustments for cash, cash equivalents, and marketable securities (a)	(17.4)	(17.3)
Adjustments for derivative accounting (b)	(0.4)	(0.2)
Total adjusted debt	$70.7	$78.9

Equity	$10.9	$11.0
Adjustments for derivative accounting (b)	(0.1)	(0.2)
Total adjusted equity	$10.8	$10.8

Managed leverage (to 1)	6.6	7.3

(a)	Excludes marketable securities related to insurance activities.
(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates.
Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business.  At June 30, 2010, our managed leverage was 6.6 to 1, compared with 7.3 to 1 at December 31, 2009.  Our managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford.  In the second quarter of 2010, we did not pay a distribution to our parent.  For additional information on our planned distributions, refer to the “Outlook” section of Item 2.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

We have none to report.

Outlook

We now expect full-year 2010 profits to be higher than 2009.  Profits for the second half of 2010 will be lower than the first half because we expect smaller improvements in the provision for credit losses and depreciation expense for leased vehicles compared with the improvements during the first half of 2010.  For full-year 2011, we expect to continue to be solidly profitable but at a lower level than our 2010 profits primarily reflecting the non-recurrence of lower depreciation expense for leased vehicles and the non-recurrence of credit loss reserve reductions of the same magnitude as 2010.

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

	December 31, 2010
Funding Structure
Ford Interest Advantage	$4	–	5
Asset-backed commercial paper	6	–	7
Term asset-backed securities	40	–	45
Term debt and other	35	–	40
Equity	10	–	11
Cash, cash equivalents, and marketable securities*	(15)	–	(18)
Total funding structure	$80	–	90

Memo:
Securitized funding as a percentage of managed receivables	55	–	60%

* Excludes marketable securities related to insurance activities.

We expect to pay distributions of about $2 billion in 2010, of which $500 million was distributed in the first quarter.  We will continue to assess our ability to make future distributions based on our available liquidity and managed leverage objectives.

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

Automotive Related:
•	Further declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geo-political events or other factors;
•	Decline in Ford’s market share;
•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;
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
•
Inability to access debt, securitization or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, regulatory requirements or otherwise;

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

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company as of June 30, 2010 and for the three- and six-month periods ended June 30, 2010 and 2009, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated August 6, 2010 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2009 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous change in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow.  Under this model, we estimate that at June 30, 2010, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $2 million over the next twelve months, compared with $27 million at December 31, 2009.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

We have none to report.

ITEM 6.  EXHIBITS

Exhibits: please refer to the Exhibit Index on page 56.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Kenneth R. Kent
Kenneth R. Kent
Vice Chairman, Chief Financial Officer and Treasurer

Date:	August 6, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statement of operations and consolidated statement of comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009, and the consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
August 6, 2010

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated August 6, 2010, relating to Unaudited Interim Financial Information	Filed with this Report
Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report
Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report
Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report
Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report
Exhibit 99	Items 2 - 4 of Part I and Items 1, 2 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. File No. 1-3950.