Form 10-Q
period 2010-09-30
FORD MOTOR CREDIT CO LLC
filed 2010-11-08
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

EXHIBIT INDEX APPEARS AT PAGE 58

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2010 and 2009
(in millions)

	Third Quarter		Nine Months
	2010	2009	2010	2009
Financing revenue
Operating leases	$741	$1,168	$2,593	$3,854
Retail	561	750	1,778	2,266
Interest supplements and other support costs earned from affiliated companies	789	917	2,514	2,813
Wholesale	220	188	661	709
Other	15	18	47	60
Total financing revenue	2,326	3,041	7,593	9,702
Depreciation on vehicles subject to operating leases	(404)	(842)	(1,520)	(3,200)
Interest expense	(1,025)	(1,259)	(3,238)	(3,969)
Net financing margin	897	940	2,835	2,533
Other revenue
Insurance premiums earned, net	25	20	75	76
Other income, net (Note 13)	75	144	210	574
Total financing margin and other revenue	997	1,104	3,120	3,183
Expenses
Operating expenses	271	306	851	956
Provision for credit losses (Note 4)	(53)	111	(255)	893
Insurance expenses	13	10	42	47
Total expenses	231	427	638	1,896
Income before income taxes	766	677	2,482	1,287
Provision for income taxes	269	250	901	462
Income from continuing operations	497	427	1,581	825
Gain on disposal of discontinued operations (Note 12)	—	—	—	2
Net income	$497	$427	$1,581	$827

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$8,763	$10,882
Marketable securities	11,537	6,864
Finance receivables, net (Note 2)	72,102	77,968
Net investment in operating leases (Note 3)	10,461	14,578
Notes and accounts receivable from affiliated companies	977	1,090
Derivative financial instruments (Note 11)	1,683	1,862
Other assets (Note 7)	3,096	4,100
Total assets	$108,619	$117,344

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,266	$1,082
Affiliated companies	1,478	1,145
Total accounts payable	2,744	2,227
Debt (Note 8)	88,473	96,333
Deferred income taxes	1,760	1,816
Derivative financial instruments (Note 11)	662	1,179
Other liabilities and deferred income (Note 7)	4,047	4,809
Total liabilities	97,686	106,364

Shareholder’s interest
Shareholder’s interest	5,274	5,149
Accumulated other comprehensive income	799	1,052
Retained earnings (Note 9)	4,860	4,779
Total shareholder’s interest	10,933	10,980
Total liabilities and shareholder’s interest	$108,619	$117,344

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs:

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$4,385	$4,895
Finance receivables, net	52,827	57,353
Net investment in operating leases	6,783	10,246
Derivative financial instruments — assets	24	55
Debt	43,203	46,153
Derivative financial instruments — liabilities	327	528

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2010 and 2009
(in millions)

	Third Quarter		Nine Months
	2010	2009	2010	2009
Net income	$497	$427	$1,581	$827
Other comprehensive income/(loss), net of tax:
Foreign currency translation (a)	413	186	(253)	585
Change in value of retained interests in securitized assets	0	1	0	(1)
Total other comprehensive income/(loss)	413	187	(253)	584
Comprehensive income	$910	$614	$1,328	$1,411

(a)
We recorded a $100 million and a $125 million out-of-period adjustment during the third quarter of 2010 and the first nine months of 2010, respectively, which decreased Accumulated other comprehensive income (foreign currency translation) and increased Shareholder’s interest. This adjustment did not impact our Total shareholder’s interest on our balance sheet. The impact on previously issued annual and interim financial statements was not material.

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2010 and 2009
(in millions)

	Nine Months
	2010	2009
Cash flows from operating activities
Net income	$1,581	$827
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	(255)	893
Depreciation and amortization	1,813	3,667
Amortization of upfront interest supplements	(1,347)	(1,321)
Net change in deferred income taxes	(23)	(675)
Net change in other assets	1,608	2,091
Net change in other liabilities	431	251
All other operating activities	(267)	(704)
Net cash provided by operating activities	3,541	5,029
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(17,195)	(16,943)
Collections of finance receivables (other than wholesale)	21,984	24,281
Purchases of operating lease vehicles	(3,790)	(2,344)
Liquidations of operating lease vehicles	6,493	5,798
Net change in wholesale receivables	747	9,687
Net change in notes receivable from affiliated companies	(29)	161
Purchases of marketable securities	(38,026)	(22,082)
Proceeds from sales and maturities of marketable securities	33,415	21,112
Proceeds from sales of businesses	—	168
Settlements of derivatives	42	479
All other investing activities	23	54
Net cash provided by investing activities	3,664	20,371
Cash flows from financing activities
Proceeds from issuances of long-term debt	23,399	23,904
Principal payments on long-term debt	(30,115)	(42,501)
Change in short-term debt, net	(814)	(5,666)
Cash distributions (a)	(1,500)	(400)
All other financing activities	(165)	(549)
Net cash used in financing activities	(9,195)	(25,212)
Effect of exchange rate changes on cash and cash equivalents	(129)	265
Cumulative correction of a prior period error (b)	—	(630)

Total cash flows from operations	(2,119)	(177)

Cash and cash equivalents, beginning of period	$10,882	$15,473
Change in cash and cash equivalents	(2,119)	(177)
Cash and cash equivalents, end of period	$8,763	$15,296

(a)	See Note 9 for information regarding $1.1 billion of non-cash distributions in the first quarter of 2009.
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

Interest Supplements and Other Support Costs Earned from Affiliated Companies

As of January 1, 2008, to reduce ongoing obligations to us and to be consistent with general industry practice, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers.  Finance receivables are reported at their outstanding balance, including origination cost and late charges, net of unearned income and unearned interest supplements received from Ford and other affiliates.  The amount of unearned interest supplements for finance receivables was about $2 billion and $1.9 billion at September 30, 2010 and December 31, 2009, respectively.  Net investment in operating leases are recorded at cost and the vehicles are depreciated on a straight-line basis over the lease term to the estimated residual value.  Unearned interest supplements and residual support payments received from Ford and other affiliates for investments in operating leases are recorded in Other liabilities and deferred income.  The amount of unearned interest supplements and residual support payments for net investment in operating leases was $878 million and $1.1 billion at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, in the United States and Canada, Ford is obligated to pay us $381 million of interest supplements (including supplements related to sold receivables) and $59 million of residual value support over the terms of the related finance contracts, compared with about $1 billion of interest supplements and $180 million of residual value support at December 31, 2009, in each case for contracts purchased prior to January 1, 2008.  The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.

Provision for Income Taxes

The provision for income taxes is computed by applying our estimated annual effective tax rate to year-to-date income before taxes.

Accounting Standards Issued Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard requiring expanded disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new standard requires disaggregation of disclosures by portfolio segment or by class of financing receivable, and provides additional implementation guidance for determining the level of disaggregation of information.  The standard also requires new disclosures on credit quality indicators, past due information, and modifications of financing receivables.  The standard is effective for us as of December 31, 2010.

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

Finance receivables, net

Net finance receivables at September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30, 2010	December 31, 2009
Retail (including direct financing leases)	$51,110	$56,308
Wholesale	21,449	22,453
Other	2,408	2,474
Total finance receivables, net of unearned income (a)(b)	74,967	81,235
Less: Unearned interest supplements	(1,997)	(1,932)
Less: Allowance for credit losses	(868)	(1,335)
Finance receivables, net	$72,102	$77,968

Net finance receivables subject to fair value (c)	$70,415	$75,584
Fair value	72,333	76,807

(a)
At September 30, 2010 and December 31, 2009, includes $570 million and $647 million, respectively, of primarily wholesale receivables with entities that are reported as consolidated subsidiaries of Ford.  The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs and also certain overseas affiliates.  The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(b)
At September 30, 2010 and December 31, 2009, includes finance receivables of $57.5 billion and $64.4 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements, of which $108 million is reported as inventory by Ford at September 30, 2010.  The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  Refer to Note 5 for additional information.

(c)
At September 30, 2010 and December 31, 2009, excludes $1.7 billion and $2.4 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.  See Note 10 for fair value methodology.

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

Net investment in operating leases

Net investment in operating leases at September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30, 2010	December 31, 2009
Vehicles, at cost, including initial direct costs	$15,124	$20,983
Less: Accumulated depreciation	(4,558)	(6,191)
Net investment in operating leases before allowance for credit losses (a)	10,566	14,792
Less: Allowance for credit losses	(105)	(214)
Net investment in operating leases	$10,461	$14,578

(a)
At September 30, 2010 and December 31, 2009, includes net investment in operating leases of about $6.8 billion and $10.4 billion, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. Refer to Note 5 for additional information.

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

Allowance for Credit Losses

Following is an analysis of the allowance for credit losses related to finance receivables, investment in direct financing leases, and investment in operating leases for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Balance, beginning of period	$1,104	$1,846	$1,549	$1,668
Provision for credit losses	(53)	111	(255)	893
Total charge-offs and recoveries
Charge-offs	(189)	(346)	(637)	(1,172)
Recoveries	94	106	323	315
Net charge-offs	(95)	(240)	(314)	(857)
Other changes, principally amounts related to translation adjustments and finance receivables sold	17	(2)	(7)	11
Balance, end of period	$973	$1,715	$973	$1,715

    The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  At September 30, 2010, our allowance for credit losses includes about $10 million which was based on management’s judgment regarding higher retail loss assumptions in Spain compared with historical trends used in our models.  At September 30, 2009, our allowance for credit losses included about $260 million which was based on management’s judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions.

NOTE 5.  TRANSFERS OF RECEIVABLES

We securitize finance receivables and net investments in operating leases through a variety of programs, utilizing amortizing, variable funding and revolving structures.  We also sell finance receivables in structured financing transactions.  Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions.  Our securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide.

We adopted the FASB’s new accounting standard related to transfers of financial assets on January 1, 2010.  The standard requires greater transparency about transfers of financial assets and a company’s continuing involvement in the transferred financial assets.  The standard also removes the concept of a qualifying special-purpose entity from GAAP and changes the requirements for derecognizing financial assets.  This new standard did not have a material impact on our financial condition, results of operations and financial statement disclosures.

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

Most of these securitization transactions utilize VIEs.  Refer to Note 6 for more information concerning VIEs.  The following table shows the assets and the liabilities related to our securitization transactions that were included in our financial statements at September 30, 2010 and December 31, 2009 (in billions):

	September 30, 2010
	Cash and Cash Equivalents and Marketable Securities (a)	Finance Receivables & Net Investment in Operating Leases (b)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (c)
Retail	$3.1	$37.3	$0.5	$36.8	$30.0
Wholesale	0.4	16.0	0.0	16.0	9.5
Finance receivables	3.5	53.3	0.5	52.8	39.5
Net investment in operating leases	0.9	6.8	0.0	6.8	3.7
Total	$4.4	$60.1	$0.5	$59.6	$43.2

Non-VIE
Retail	$0.3	$2.0	$0.0	$2.0	$2.2
Wholesale	0.0	2.2	0.0	2.2	1.6
Finance receivables	0.3	4.2	0.0	4.2	3.8
Net investment in operating leases	—	—	—	—	—
Total (d)	$0.3	$4.2	$0.0	$4.2	$3.8

Total securitization transactions
Retail	$3.4	$39.3	$0.5	$38.8	$32.2
Wholesale	0.4	18.2	0.0	18.2	11.1
Finance receivables	3.8	57.5	0.5	57.0	43.3
Net investment in operating leases	0.9	6.8	0.0	6.8	3.7
Total	$4.7	$64.3	$0.5	$63.8	$47.0

(a)	Includes marketable securities totaling $116 million which are pledged as collateral in a funding arrangement with the European Central Bank (“ECB”).
(b)	Unearned interest supplements are excluded from securitization transactions.
(c)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(d)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $427 million at September 30, 2010 was not reflected as debt of the VIEs and is reflected as non-VIE debt above. The finance receivables backing this external funding are reflected in VIE finance receivables.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2009
		Finance Receivables & Net Investment in Operating Leases (a)
	Cash and Cash Equivalents	Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses	Related Debt
VIE (b)
Retail	$3.1	$41.7	$0.8	$40.9	$31.2
Wholesale	0.5	16.5	0.0	16.5	8.4
Finance receivables	3.6	58.2	0.8	57.4	39.6
Net investment in operating leases	1.3	10.4	0.2	10.2	6.6
Total	$4.9	$68.6	$1.0	$67.6	$46.2

Non-VIE
Retail	$0.3	$3.2	$0.1	$3.1	$4.5
Wholesale	0.0	3.0	0.0	3.0	2.2
Finance receivables	0.3	6.2	0.1	6.1	6.7
Net investment in operating leases	—	—	—	—	—
Total (c)	$0.3	$6.2	$0.1	$6.1	$6.7

Total securitization transactions
Retail	$3.4	$44.9	$0.9	$44.0	$35.7
Wholesale	0.5	19.5	0.0	19.5	10.6
Finance receivables	3.9	64.4	0.9	63.5	46.3
Net investment in operating leases	1.3	10.4	0.2	10.2	6.6
Total	$5.2	$74.8	$1.1	$73.7	$52.9

(a)	Unearned interest supplements are excluded from securitization transactions.
(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the ECB open market operations program. This external funding of $1.8 billion at December 31, 2009 was not reflected as debt of the VIEs and is reflected as non-VIE debt above. The finance receivables backing this external funding are reflected in VIE finance receivables.

The financial performance related to our securitization transactions for the periods ended September 30 were as follows (in millions):

	Third Quarter
	2010			2009
	Derivative Expense	Interest Expense	Total	Derivative Expense/ (Income)	Interest Expense	Total
VIE	$90	$297	$387	$272	$408	$680
Non-VIE	5	49	54	(10)	66	56
Total	$95	$346	$441	$262	$474	$736

	Nine Months
	2010			2009
	Derivative Expense	Interest Expense	Total	Derivative Expense/ (Income)	Interest Expense	Total
VIE	$237	$971	$1,208	$281	$1,306	$1,587
Non-VIE	13	183	196	(8)	243	235
Total	$250	$1,154	$1,404	$273	$1,549	$1,822

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  TRANSFERS OF RECEIVABLES (Continued)

Certain of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency.  Refer to Note 10 regarding the fair value of derivatives.  In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate their interest rate risk resulting from derivatives with our securitization entities.  Our exposures based on the fair value of derivative instruments related to securitization programs at September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30, 2010
	Derivative Asset			Derivative Liability
	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total
VIE	$24	$—	$24	$327	$—	$327
Non-VIE	8	230	238	29	44	73
Total	$32	$230	$262	$356	$44	$400

	December 31, 2009
	Derivative Asset			Derivative Liability
	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total
VIE	$55	$—	$55	$528	$—	$528
Non-VIE	14	383	397	51	27	78
Total	$69	$383	$452	$579	$27	$606

Off-Balance Sheet Securitization Transactions

We recognized a loss of $49 million in the third quarter of 2009, and income of $1 million and a loss of $30 million in the first nine months of 2010 and 2009, respectively, of investment and other income related to the sales of receivables.  Third quarter of 2009 includes a $52 million valuation allowance for Australian finance receivables classified as held-for-sale at September 30, 2009.  These amounts are included in Other income, net.  Also, we received cash flows of $26 million and $60 million in the first nine months of 2010 and 2009, respectively, related to the net change in retained interests in securitized assets.  These amounts are included in All other investing activities in our consolidated statement of cash flows.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6.  VARIABLE INTEREST ENTITIES

We adopted the FASB’s new accounting standard on VIEs on January 1, 2010.  The standard requires ongoing assessments of whether an entity is the primary beneficiary of a VIE and enhancements to the disclosures about an entity’s involvement with a VIE.  This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the VIE.  Conversely, the standard does not permit consolidation if these two tests are not met.  This new standard did not result in any deconsolidation of entities or additional consolidation of entities.

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest.  A VIE is consolidated by its primary beneficiary.  The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.  Nearly all of our VIEs are special purpose entities used for our on-balance sheet securitizations.

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

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions.  We aggregate and analyze our transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail transactions — consumer credit risk and pre-payment risk, which are driven by the ability of the customer to pay, as well as the timing of the customer payments;
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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6.  VARIABLE INTEREST ENTITIES (Continued)

As residual interest holder, we are exposed to the underlying residual and credit risk of the collateral, and are exposed to interest rate risk in some transactions.  The amount of risk absorbed by our residual interests is generally represented by and limited to the amount of overcollateralization of our assets securing the debt and any cash reserves.

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us.  In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels.  The balances of cash related to these contributions were zero at September 30, 2010 and December 31, 2009, and ranged from zero to $1,361 million during the first nine months of 2010.  In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR asset-backed commercial paper program.

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

VIEs of which we are not the primary beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by our joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with our joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with our joint venture partner.  Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets.  Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $73 million and $67 million at September 30, 2010 and December 31, 2009, respectively.

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

Other assets at September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30, 2010	December 31, 2009
Accrued interest, rents and other non-finance receivables	$920	$1,070
Collateral held for resale, at net realizable value	462	624
Deferred charges	336	665
Restricted cash (a)	304	308
Investment in used vehicles held for resale at net realizable value	240	458
Prepaid reinsurance premiums and other reinsurance receivables	235	275
Property and equipment, net of accumulated depreciation of $365 and $348 at
September 30, 2010 and December 31, 2009, respectively	150	177
Investment in non-consolidated affiliates	129	123
Other	320	400
Total other assets	$3,096	$4,100

(a)	Includes cash collateral required to be held against loans with the European Investment Bank as well as cash held to meet certain local governmental and regulatory reserve requirements.

Other liabilities and deferred income at September 30, 2010 and December 31, 2009 were as follows (in millions):

	September 30, 2010	December 31, 2009
Interest payable	$1,006	$1,007
Deferred interest supplements and residual support payments on net investment in operating leases	878	1,074
Income taxes payable to Ford and affiliated companies (a)(b)	791	1,352
Unrecognized tax benefits	745	596
Unearned insurance premiums	261	315
Other	366	465
Total other liabilities and deferred income	$4,047	$4,809

(a)
During the second quarter of 2010, we purchased $1.3 billion principal amount of Ford’s Amortizing Guaranteed Secured Notes (“VEBA Note A”) issued to the UAW Retiree Medical Benefits Trust for $1.3 billion and immediately transferred the note to Ford in satisfaction of $1.3 billion of our tax liabilities to Ford.

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

Debt

At September 30, 2010 and December 31, 2009, debt was as follows (in millions):

	Interest Rates
	Average Contractual (a)		Weighted-Average (b)		September 30,	December 31,
	2010	2009	2010	2009	2010	2009
Short-term debt
Asset-backed commercial paper (c)	0.5%	0.9%			$6,689	$6,369
Ford Interest Advantage (d)	1.9%	2.7%			4,551	3,680
Other asset-backed short-term debt (c)	2.4%	2.6%			2,402	4,482
Other short-term debt (e)	5.1%	4.2%			874	891
Total short-term debt	1.6%	2.0%	2.0%	3.0%	14,516	15,422
Long-term debt
Senior indebtedness
Notes payable within one year (e)					6,323	7,053
Notes payable after one year (e)					29,722	32,124
Asset-backed debt (c)
Notes payable within one year					18,461	18,952
Notes payable after one year					19,465	23,076
Unamortized discount					(435)	(525)
Fair value adjustments (f)					421	231
Total long-term debt (g)	5.4%	5.4%	5.0%	5.1%	73,957	80,911
Total debt	4.7%	4.8%	4.5%	4.8%	$88,473	$96,333

Fair value of debt (h)					$92,335	$97,962

(a)	Third quarter of 2010 and fourth quarter of 2009 average contractual rates exclude the effects of derivatives and facility fees.
(b)	Third quarter of 2010 and fourth quarter of 2009 weighted-average rates include the effects of derivatives and facility fees.
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
(h)
Fair value of debt reflects interest accrued but not yet paid of about $1 billion and $1.1 billion at September 30, 2010 and December 31, 2009, respectively. Interest accrued is reported in Other liabilities and deferred income and Accounts payable – Affiliated companies. See Note 10 for fair value methodology.

	September 30,	December 31,
	2010	2009
Debt with affiliated companies
Other short-term debt	$395	$403
Notes payable within one year	163	40
Notes payable after one year	115	121
Total debt with affiliated companies	$673	$564

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8.  DEBT (Continued)

Debt Repurchases.  From time to time and based on market conditions, we may repurchase some of our outstanding debt.  If we have excess liquidity and it is an economically favorable use of our available cash, we may repurchase debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

Through private market transactions, we repurchased unsecured debt and asset-backed notes for an aggregate principal amount of about $1 billion and about $3 billion in the third quarter of 2010 and the first nine months of 2010, respectively.  As a result, we recorded pre-tax losses of $26 million and $86 million, net of unamortized premiums and discounts, in Other income, net in the third quarter of 2010 and the first nine months of 2010, respectively.

We repurchased unsecured debt for an aggregate principal amount of $1.5 billion and $2.5 billion in the third quarter of 2009 and the first nine months of 2009, respectively.  As a result, we recorded a pre-tax loss of $4 million and a pre-tax gain of $18 million, net of unamortized premiums and discounts, in Other income, net in the third quarter of 2009 and the first nine months of 2009, respectively.

Debt Maturities.  Short-term and long-term debt matures at various dates through 2048.  Maturities are as follows (in millions):

	2010 (a)	2011 (b)	2012	2013	2014	Thereafter (c)	Total
Unsecured debt maturities	$5,454	$9,889	$7,081	$5,371	$3,653	$10,022	$41,470
Asset-backed debt maturities	11,565	18,415	11,018	3,604	914	1,501	47,017
Unamortized discount (d)	1	—	(141)	(58)	(168)	(69)	(435)
Fair value adjustments (d)	—	50	106	103	57	105	421
Total debt maturities	$17,020	$28,354	$18,064	$9,020	$4,456	$11,559	$88,473

(a)	Includes about $11 billion for short-term and about $6 billion for long-term debt.
(b)	Includes $3.5 billion for short-term and $24.9 billion for long-term debt.
(c)	Approximately $8.7 billion of unsecured debt matures between 2015 and 2020 with the remaining balance maturing after 2030.
(d)	Unamortized discount and fair value adjustments are presented based on maturity date of related debt.

NOTE 9.  RETAINED EARNINGS

The following table summarizes earnings retained for use in the business for the periods ended September 30 (in millions):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Retained earnings, beginning balance	$5,363	$4,331	$4,779	$4,985
Net income	497	427	1,581	827
Distributions	(1,000)	(431)	(1,500)	(1,485)
Retained earnings, ending balance	$4,860	$4,327	$4,860	$4,327

In the third quarter of 2009, we made a cash distribution of $400 million and a non-cash distribution of $31 million for our ownership interest in AB Volvofinans to our parent, Ford Holdings LLC.

In the first quarter of 2009, a plan was announced to restructure Ford’s debt through a combination of a conversion offer by Ford and tender offers by us.  As part of this debt restructuring, we commenced a cash tender offer for Ford’s secured term loan under Ford’s secured credit agreement, pursuant to which we purchased from lenders $2.2 billion principal amount of term loan for an aggregate cost of about $1.1 billion (including transaction costs).  This transaction settled on March 27, 2009, following which we distributed the term loan to our parent, Ford Holdings LLC, whereupon it was forgiven.  The transaction is reflected in the table above as a $1,054 million distribution in the first nine months of 2009, which consists of the fair value of the term loan purchased plus transaction expenses.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities are presented on our financial statements at fair value.  Assets and liabilities measured at fair value on a recurring basis on our balance sheet include cash equivalents, marketable securities, derivative financial instruments and retained interests in securitized assets.  Assets and liabilities measured at fair value on a recurring basis for disclosure purposes only include finance receivables and debt.  The fair value of these items are presented together with the related carrying value in Notes 2 and 8, respectively.  Assets and liabilities measured at fair value on a nonrecurring basis vary based on specific circumstances such as impairments.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.  In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs.  We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 — inputs include quoted prices for identical instruments and are the most observable.
•	Level 2 — inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
•	Level 3 — inputs include data not observable in the market and reflect management’s judgments about the assumptions market participants would use in pricing the asset or liability.

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment.

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

In certain cases, market data is not available and we use management judgment to develop assumptions which are used to determine fair value.  This includes situations for longer-dated instruments where market data is less observable.  Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is adjusted for actual payments on the securitized contracts.  We use management judgment to estimate the timing and amount of the remaining swap cash flows based on historical pre-payment speeds.

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

Finance Receivables.  We generally estimate the fair value of finance receivables based on an income approach using internal valuation models.  These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest).  The projected cash flows are discounted to a present value based on market inputs and our own assumptions regarding credit losses, pre-payment speed and the discount rate.  Our assumptions regarding pre-payment speed and credit losses are based on historical performance.

Debt.  We estimate the fair value of debt based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.  Where market prices are not available, we estimate fair value based on an income approach using discounted cash flow models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments.  For asset-backed debt issued in securitization transactions, the actual principal payments are based on the receipts from the securitized contracts.  We use management judgment to estimate the timing and amount of the remaining cash flows based on historical pre-payment speeds.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy

The following tables summarize the fair values by input hierarchy for financial instruments measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$125	$—	$—	$125
Government-sponsored enterprises	—	—	—	—
Corporate debt	—	400	—	400
Government — non U.S.	—	241	—	241
Total cash equivalents — financial instruments (a)	125	641	—	766
Marketable securities
U.S. government	3,761	—	—	3,761
Government-sponsored enterprises	—	5,114	—	5,114
Corporate debt (b)	—	1,695	7	1,702
Mortgage-backed	—	232	—	232
Government — non U.S.	—	589	—	589
Other liquid investments (c)	—	139	—	139
Total marketable securities	3,761	7,769	7	11,537
Derivative financial instruments
Interest rate contracts	—	1,302	241	1,543
Foreign exchange forward contracts	—	83	—	83
Cross currency interest rate swap contracts	—	57	—	57
Total derivative financial instruments	—	1,442	241	1,683
Retained interests in securitized assets (d)	—	—	—	—
Total assets at fair value	$3,886	$9,852	$248	$13,986

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$147	$300	$447
Foreign exchange forward contracts	—	17	—	17
Cross currency interest rate swap contracts	—	122	76	198
Total derivative financial instruments	—	286	376	662
Total liabilities at fair value	$—	$286	$376	$662

(a)
Excludes $5.8 billion of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $2.2 billion.

(b)	Includes notes issued by supranational institutions.
(c)	Includes certificates of deposits and time deposits with maturities greater than 90 days at the date of purchase.
(d)	Retained interests in securitized assets are reported in Other assets.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$75	$—	$—	$75
Government-sponsored enterprises	—	400	—	400
Corporate debt	—	75	—	75
Government — non U.S.	—	29	—	29
Total cash equivalents — financial instruments (a)	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
Government-sponsored enterprises	—	1,098	—	1,098
Corporate debt	—	159	4	163
Mortgage-backed	—	237	—	237
Government — non U.S.	—	65	—	65
Other liquid investments (b)	—	45	—	45
Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments
Interest rate contracts	—	1,230	407	1,637
Foreign exchange forward contracts	—	22	—	22
Cross currency interest rate swap contracts	—	203	—	203
Total derivative financial instruments	—	1,455	407	1,862
Retained interests in securitized assets (c)	—	—	26	26
Total assets at fair value	$5,331	$3,563	$437	$9,331

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$409	$437	$846
Foreign exchange forward contracts	—	51	—	51
Cross currency interest rate swap contracts	—	144	138	282
Total derivative financial instruments	—	604	575	1,179
Total liabilities at fair value	$—	$604	$575	$1,179

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Financial Instrument Balances

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis on our balance sheet for the periods ending September 30 (in millions):

	2010
	Fair Value at December 31, 2009	Total Realized/ Unrealized Gains/(Losses)	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at September 30, 2010	Change in Unrealized Gains/(Losses) on Instruments Still Held (a)

Marketable securities Corporate debt	$4	$(4)	$7	$—	$7	$0
Derivative financial instruments, net	(168)	(96)	129	—	(135)	32
Retained interests in securitized assets	26	(1)	(25)	—	—	—
Total	$(138)	$(101)	$111	$—	$(128)	$32

(a) For those assets and liabilities still held at reporting date.

	2009 (a)
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/(Losses)	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at September 30, 2009	Change in Unrealized Gains/(Losses) on Instruments Still Held (b)

Marketable securities Corporate debt	$5	$(2)	$—	$—	$3	$(2)
Derivative financial instruments, net	(81)	(61)	(30)	—	(172)	(108)
Retained interests in securitized assets	92	9	(68)	—	33	(1)
Total	$16	$(54)	$(98)	$—	$(136)	$(111)

(a) Refer to our 2009 10-K Report for reconciliation of full year 2009.
(b) For those assets and liabilities still held at reporting date.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

The following summarizes the realized/unrealized gains/(losses) on Level 3 financial instruments by position in the consolidated statement of operations for the periods ended September 30 (in millions):

	Third Quarter
	2010			2009
	Other Income, net	Other Comprehensive Income/(Loss) (a)	Total Realized/ Unrealized Gains/(Losses)	Other Income, net		Other Comprehensive Income/(Loss) (a)		Total Realized/ Unrealized Gains/(Losses)
Marketable securities	$0	$—	$0	$	―	$	―	$	―
Derivative financial instruments, net (b)	(53)	(8)	(61)		(85)		(19)		(104)
Retained interests in securitized assets	—	0	0		―		1		1
Total	$(53)	$(8)	$(61)		$(85)		$(18)		$(103)

(a)	Other Comprehensive Income/(Loss) on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar affiliates.
(b)	See Note 11 for detail on financial statement presentation by hedge designation.

	First Nine Months
	2010			2009
	Other Income, net	Other Comprehensive Income/(Loss) (a)	Total Realized/ Unrealized Gains/(Losses)	Other Income, net	Other Comprehensive Income/(Loss) (a)	Total Realized/ Unrealized Gains/(Losses)
Marketable securities	$(4)	$—	$(4)	$(2)	$—	$(2)
Derivative financial instruments, net (b)	(93)	(3)	(96)	(62)	1	(61)
Retained interests in securitized assets	(3)	2	(1)	10	(1)	9
Total	$(100)	$(1)	$(101)	$(54)	$0	$(54)

(a)	Other Comprehensive Income/(Loss) on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar affiliates.
(b)	See Note 11 for detail on financial statement presentation by hedge designation.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Items Measured at Fair Value on a Nonrecurring Basis

There were no nonrecurring fair value measurements subsequent to initial recognition recorded during the first nine months of 2010.

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis at September 30, 2009 (in millions):

	September 30, 2009
	Level 1	Level 2	Level 3	Total	Total Gains/(Losses)

Held-for-sale finance receivables (a)	$—	$911	$—	$911	$(52)

(a)
During the third quarter of 2009, we reclassified held-for-investment Australian finance receivables that we no longer had the intent to hold for the foreseeable future or until maturity or payoff to Assets held-for-sale.  We used information from an independent bid for these assets to determine fair value.  The loss was recorded to Other income, net.

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

We adopted the FASB’s new accounting standard on embedded credit derivatives on July 1, 2010.  Issued in March 2010, this standard clarifies and amends the accounting for credit derivatives embedded in beneficial interests in securitized financial assets.  As required in the standard, we reviewed each securitization structure to determine if any structure contained one or more embedded credit derivative features that no longer qualified for the scope exception.  The standard did not impact our financial condition, results of operations, or financial statement disclosures.

Income Effect of Derivative Financial Instruments

The following table summarizes the pre-tax gain/(loss) for each type of hedge designation for the periods ended September 30 (in millions):

	Gain/(Loss) Recognized in Income
	Third Quarter		First Nine Months
	2010	2009	2010	2009
Fair value hedges
Interest rate contracts
Net interest settlements, accruals, and fees excluded from
the assessment of hedge effectiveness	$60	$50	$165	$107
Ineffectiveness (a)	3	(18)	3	(14)
Total	$63	$32	$168	$93

Derivatives not designated as hedging instruments
Interest rate contracts	$16	$28	$28	$(63)
Foreign exchange forward contracts (b)	78	(106)	75	(269)
Cross currency interest rate swap contracts (b)	(80)	(54)	8	60
Other contracts	0	1	0	0
Total	$14	$(131)	$111	$(272)

(a)
For the third quarter of 2010 and 2009, hedge ineffectiveness reflects a $83 million gain and a $46 million gain on derivatives, respectively, and a $80 million loss and $64 million loss on hedged items, respectively.  For the first nine months of 2010 and 2009, hedge ineffectiveness reflects a $238 million gain and a $1 million loss on derivatives, respectively, and a $235 million loss and a $13 million loss on hedged items, respectively.

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For our fair value hedges, net interest settlements, accruals, and fees are excluded from the assessment of hedge effectiveness.  We report net interest settlements and accruals in Interest expense. Fees and foreign currency revaluation on accrued interest ($2 million gain and $3 million gain in the third quarter of 2010 and 2009, respectively, and $8 million loss and $2 million gain in the first nine months of 2010 and 2009, respectively) are reported in Other income, net.  We report hedge ineffectiveness on fair value hedges in Other income, net.  We report all income items on derivatives not designated as hedging instruments in Other income, net.

Balance Sheet Effect of Derivative Financial Instruments

The following tables summarize the estimated fair value of our derivative financial instruments at September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$8,549	$652	$—

Derivatives not designated as hedging instruments
Interest rate contracts	55,050	891	447
Foreign exchange forward contracts (a)	3,820	83	17
Cross currency interest rate swap contracts	2,013	57	198
Total derivatives not designated as hedging instruments	60,883	1,031	662
Total derivative financial instruments	$69,432	$1,683	$662

(a) Includes forward contracts between Ford Credit and an affiliated company.

	December 31, 2009
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$6,309	$385	$0

Derivatives not designated as hedging instruments
Interest rate contracts	68,153	1,252	846
Foreign exchange forward contracts (a)	3,939	22	51
Cross currency interest rate swap contracts	3,873	203	282
Total derivatives not designated as hedging instruments	75,965	1,477	1,179
Total derivative financial instruments	$82,274	$1,862	$1,179

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

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions on September 30, 2010 is approximately $1.7 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced our derivative assets by $17 million and $6 million, and our derivative liabilities by $6 million and $15 million at September 30, 2010 and December 31, 2009, respectively.  See Note 10 for additional information regarding fair value measurements.

NOTE 12.  DIVESTITURES AND OTHER ACTIONS

We execute divestitures and alternative business arrangements primarily where securitization and other funding availability is limited.  Specific actions we have undertaken are presented below by segment.

North America Segment

Triad Financial Corporation.  In 2005, we completed the sale of Triad Financial Corporation.  We received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, and recognized an after-tax gain of $2 million in the first nine months of 2009 in Gain on disposal of discontinued operations.

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

Primus Leasing Company Limited.  In March 2009, we completed the sale of Primus Leasing Company Limited, our operation in Thailand that offered automotive retail and wholesale financing of Ford, Mazda and Volvo vehicles.  As a result of the sale, Finance receivables, net were reduced by $173 million, and we recognized a de minimis pre-tax gain in Other income, net.

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

The following table summarizes amounts included in Other income, net (in millions):

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Interest and investment income	$41	$52	$101	$130
Gains/(Losses) on derivatives (a)	19	(147)	106	(284)
Currency revaluation gains/(losses) (b)	(12)	211	(115)	482
Other	27	28	118	246
Other income, net	$75	$144	$210	$574

(a)	Gains/(Losses) related to foreign currency derivatives are substantially offset by net revaluation impacts on foreign denominated debt. See Note 11 for detail by derivative instrument and risk type.
(b)
Includes net gains of $65 million and $316 million in pre-tax earnings related to unhedged currency exposure primarily from cross-border intercompany lending in the third quarter of 2009 and the first nine months of 2009, respectively.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 14.  EMPLOYEE SEPARATION ACTIONS

We continuously monitor and manage the cost structure of our business to remain competitive within the industry.  Restructuring charges related to employee separation actions are presented below by segment.

North America Segment

In the first quarter of 2010, we announced plans to continue to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables.  The restructuring has occurred through attrition, retirements, and involuntary separations.  In the first nine months of 2010, we recognized a pre-tax charge of $14 million in Operating expenses as a result of these actions; the pre-tax charge in the third quarter of 2010 was de minimis.

In the third quarter of 2009 and the first nine months of 2009, we recognized pre-tax charges of $4 million and $37 million, respectively, in Operating expenses for employee separation actions relating to our U.S. restructuring which affected our servicing, sales, and central operations.  In 2010, we released $1 million of this reserve.

In the third quarter of 2009 and the first nine months of 2009, we recognized pre-tax charges of $2 million in Operating expenses for employee separation actions in Canada.

International Segment

In the third quarter of 2010 and the first nine months of 2010, we recognized pre-tax charges of $3 million and $9 million (including $1 million for retirement plan benefits), respectively, in Operating expenses for employee separation actions primarily in European locations.

In the third quarter of 2009 and the first nine months of 2009, we recognized pre-tax charges of $7 million and $24 million (including $1 million of income and $7 million of expense for retirement plan benefits), respectively, in Operating expenses for employee separation actions in Latin America, Asia Pacific and European locations.

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

Key operating data for our business segments for the periods ended September 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total

Third Quarter 2010
Revenue (a)	$1,937	$506	$(17)	$—	$—	$(17)	$2,426
Income/(Loss)
Income/(Loss) before income taxes	691	92	(17)	—	—	(17)	766
Provision for/(Benefit from) income taxes	243	33	(7)	—	—	(7)	269
Income/(Loss) from continuing operations	448	59	(10)	—	—	(10)	497
Other disclosures
Depreciation on vehicles subject to operating leases	363	41	—	—	—	—	404
Interest expense	748	277	—	—	—	—	1,025
Provision for credit losses	(56)	3	—	—	—	—	(53)

Third Quarter 2009
Revenue (a)	$2,602	$576	$34	$(7)	$—	$27	$3,205
Income/(Loss)
Income/(Loss) before income taxes (b)	650	(7)	34	—	—	34	677
Provision for/(Benefit from) income taxes	242	(3)	11	—	—	11	250
Income/(Loss) from continuing operations	408	(4)	23	—	—	23	427
Other disclosures
Depreciation on vehicles subject to operating leases	773	69	—	—	—	—	842
Interest expense	896	366	—	(3)	—	(3)	1,259
Provision for credit losses	65	46	—	—	—	—	111

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.
(b)	North America segment income/(loss) before income taxes includes a net gain of $65 million related to unhedged currency exposure primarily from cross-border intercompany lending.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 15.  SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total

First Nine Months 2010
Revenue (a)	$6,306	$1,590	$(7)	$(11)	$—	$(18)	$7,878
Income/(Loss)
Income/(Loss) before income taxes	2,224	265	(7)	—	—	(7)	2,482
Provision for/(Benefit from) income taxes	811	93	(3)	—	—	(3)	901
Income/(Loss) from continuing operations	1,413	172	(4)	—	—	(4)	1,581
Other disclosures
Depreciation on vehicles subject to operating leases	1,405	115	—	—	—	—	1,520
Interest expense	2,346	893	—	(1)	—	(1)	3,238
Provision for credit losses	(268)	13	—	—	—	—	(255)
Finance receivables and net investment in operating leases	63,994	20,566	—	—	(1,997)	(1,997)	82,563
Total assets	83,839	26,777	—	—	(1,997)	(1,997)	108,619

First Nine Months 2009
Revenue (a)	$8,462	$1,875	$43	$(28)	$—	$15	$10,352
Income/(Loss)
Income/(Loss) before income taxes (b)	1,245	(1)	43	—	—	43	1,287
Provision for income taxes	447	—	15	—	—	15	462
Income/(Loss) from continuing operations	798	(1)	28	—	—	28	825
Other disclosures
Depreciation on vehicles subject to operating leases	3,018	182	—	—	—	—	3,200
Interest expense	2,790	1,192	—	(13)	—	(13)	3,969
Provision for credit losses	693	200	—	—	—	—	893
Finance receivables and net investment in operating leases	70,906	23,493	—	(86)	(1,830)	(1,916)	92,483
Total assets	95,447	31,228	—	(53)	(1,830)	(1,883)	124,792

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.
(b)	North America segment income before income taxes includes a net gain of $316 million related to unhedged currency exposure primarily from cross-border intercompany lending.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

The carrying value of recorded liabilities related to guarantees are not material.  We have estimated the probability of payment for each guarantee to be remote and have not recorded any loss accruals.  At September 30, 2010 and December 31, 2009, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates.  In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full.  The maximum potential payments under these guarantees totaled approximately $173 million and $182 million at September 30, 2010 and December 31, 2009, respectively.  Of these values, $46 million and $49 million at September 30, 2010 and December 31, 2009, respectively, was counter-guaranteed by Ford to us.

FCE Bank plc (“FCE”) has also guaranteed obligations of Ford in Romania pursuant to three guarantees with maximum potential payments of $527 million.  Two of the guarantees have been fully collateralized by $493 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary.  This cash is available for use in FCE’s daily operations, and is recorded as Debt.  The third guarantee of $34 million is not collateralized by Blue Oval Holdings but is counter-guaranteed by Ford.  The expiration date of the guarantees is August 2011 and they could terminate on payment and/or cancellation of the obligations by Ford.  A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligations covered by the guarantees.

Guarantees of obligations to Ford.  We have guaranteed $139 million and $130 million of third-party obligations payable to Ford Brazil at September 30, 2010 and December 31, 2009, respectively.  Payment would be triggered in the event of an unfavorable ruling in a certain lawsuit and the failure of the third parties to repay Ford Brazil the obligated amounts.  The guarantee will terminate upon the repayment or cancellation of the obligations.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2010 Compared with Third Quarter 2009

In the third quarter of 2010, our net income was $497 million, an increase of $70 million compared with a year ago.  On a pre-tax basis, we earned $766 million in the third quarter of 2010, an increase of $89 million compared with a year ago.  The increase in pre-tax earnings primarily reflected:

•	A lower provision for credit losses primarily related to improved charge-off performance (about $150 million);
•	Improved residual performance on returned vehicles due to higher auction values (about $60 million);
•
The non-recurrence of a valuation allowance for finance receivables classified as held-for-sale at September 30, 2009 related to the sale of our Australia retail portfolio on October 1, 2009 (about $50 million); and

•	Lower operating costs (about $30 million).

These factors were offset partially by:

•	Lower volume primarily related to lower average receivables (about $90 million);
•	The non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $65 million); and
•	The non-recurrence of net gains related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($51 million).

Results of our operations by business segment and unallocated risk management for the third quarter of 2010 and 2009 are shown below:

	Third Quarter
	2010	2009	2010 Over/(Under) 2009
	(in millions)
Income/(Loss) before income taxes
North America Segment	$691	$650	$41
International Segment	92	(7)	99
Unallocated risk management	(17)	34	(51)
Income before income taxes	766	677	89
Provision for income taxes	269	250	19
Net income	$497	$427	$70

The increase in North America Segment pre-tax earnings primarily reflected a lower provision for credit losses, improved residual performance on returned vehicles, and lower operating costs.  These factors were offset partially by lower volume and the non-recurrence of net gains related to unhedged currency exposure.

The improvement in International Segment pre-tax results primarily reflected the non-recurrence of a loss in the third quarter of 2009 related to the sale of the Australia retail portfolio and a lower provision for credit losses.

The change in unallocated risk management reflected the non-recurrence of net gains related to market valuation adjustments to derivatives.  For additional information on our unallocated risk management, refer to Note 15 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Nine Months 2010 Compared with First Nine Months 2009

In the first nine months of 2010, our net income was about $1.6 billion, an increase of $754 million compared with a year ago.  On a pre-tax basis, we earned about $2.5 billion in the first nine months of 2010, an increase of about $1.2 billion compared with a year ago.  The increase in pre-tax earnings primarily reflected:

•	A lower provision for credit losses primarily related to a lower credit loss reserve and improved charge-off performance (about $1.1 billion);
•	Improved residual performance on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values (about $640 million);
•	Lower operating costs (about $100 million);
•	Higher financing margin primarily attributable to lower borrowing costs (about $80 million); and
•
The non-recurrence of a valuation allowance for finance receivables classified as held-for-sale at September 30, 2009 related to the sale of our Australia retail portfolio on October 1, 2009 (about $50 million).

These factors were offset partially by:

•	Lower volume primarily related to lower average receivables (about $350 million);
•	The non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $320 million);
•	Higher net losses related to debt repurchases (about $85 million); and
•	The non-recurrence of net gains related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($50 million).

Results of our operations by business segment and unallocated risk management for the first nine months of 2010 and 2009 are shown below:

	First Nine Months
	2010	2009	2010 Over/(Under) 2009
	(in millions)
Income/(Loss) before income taxes
North America Segment	$2,224	$1,245	$979
International Segment	265	(1)	266
Unallocated risk management	(7)	43	(50)
Income before income taxes	2,482	1,287	1,195
Provision for income taxes and Gain on disposal of discontinued operations	901	460	441
Net income	$1,581	$827	$754

The increase in North America Segment pre-tax earnings primarily reflected a lower provision for credit losses, improved residual performance on returned vehicles and lower depreciation expense for leased vehicles due to higher auction values, lower operating costs, and higher financing margin.  These factors were offset partially by lower volume, the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending, and higher net losses related to debt repurchases.

The increase in International Segment pre-tax results primarily reflected a lower provision for credit losses, the non-recurrence of a loss in the third quarter of 2009 related to the sale of the Australia retail portfolio, higher financing margin, and improved performance on residual based products.  These factors were offset partially by lower volume.

The change in unallocated risk management reflected the non-recurrence of net gains related to market valuation adjustments to derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Placement Volume and Financing Share

Total worldwide financing contract placement volumes for new and used retail and lease vehicles are shown below:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(in thousands)
North America Segment
United States	178	161	534	449
Canada	34	15	79	68
Total North America Segment	212	176	613	517

International Segment
Europe	77	112	262	358
Other international	9	11	26	37
Total International Segment	86	123	288	395

Total contract placement volume	298	299	901	912

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe.  Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
United States
Financing share - Ford, Lincoln and Mercury
Retail installment and lease	32%	30%	32%	30%
Wholesale	81	80	81	79

Europe
Financing share - Ford
Retail installment and lease	27%	27%	25%	27%
Wholesale	99 +	99	99	99

North America Segment

In the third quarter of 2010, our total contract placement volumes were 212,000, up 36,000 contracts from a year ago.  This increase primarily reflected higher sales of new Ford, Lincoln and Mercury vehicles and higher Ford, Lincoln and Mercury financing share.  Higher Ford, Lincoln and Mercury financing share was primarily explained by changes in Ford’s marketing programs that favored us.

In the first nine months of 2010, our total contract placement volumes were 613,000, up 96,000 contracts from a year ago, reflecting the causal factors described above.

International Segment

In the third quarter of 2010, our total contract placement volumes were 86,000, down 37,000 contracts from a year ago.  This decrease primarily reflected the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers, the non-recurrence of government vehicle scrappage programs in Europe, and the transition of Mexico’s retail financing business to another finance provider.

In the first nine months of 2010, our total contract placement volumes were 288,000, down 107,000 contracts from a year ago reflecting the causal factors described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our finance receivables and operating leases are shown below:

	September 30,	December 31,
	2010	2009
	(in billions)
Receivables – On-Balance Sheet
Finance receivables
North America Segment
Retail installment	$39.7	$42.3
Wholesale	12.9	13.3
Other	1.9	1.9
Total North America Segment – finance receivables (a)	54.5	57.5
International Segment
Retail installment	11.4	14.0
Wholesale	8.6	9.1
Other	0.5	0.5
Total International Segment – finance receivables (a)	20.5	23.6
Unearned interest supplements	(2.0)	(1.9)
Allowance for credit losses	(0.9)	(1.3)
Finance receivables, net	72.1	77.9
Net investment in operating leases (a)	10.5	14.6
Total receivables – on-balance sheet (b)	$82.6	$92.5

Memo:
Total receivables – managed (c)	$84.6	$94.5
Total receivables – serviced (d)	84.6	94.6

(a)
At September 30, 2010 and December 31, 2009, includes finance receivables before allowance for credit losses of $57.5 billion and $64.4 billion, respectively, that have been sold for legal purposes in securitization transactions, but continue to be included in our financial statements.  In addition, at September 30, 2010 and December 31, 2009, includes net investment in operating leases before allowance for credit losses of $6.8 billion and $10.4 billion, respectively, that have been included in securitization transactions, but continue to be included in our financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  For additional information on our securitization transactions, refer to the “Funding” section of Item 2 and Notes 5 and 6 of our Notes to the Financial Statements.

(b)	Includes allowance for credit losses of about $1 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of about $2 billion and $1.9 billion at September 30, 2010 and December 31, 2009, respectively; and includes off-balance sheet retail receivables of about $100 million at December 31, 2009.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest, but which we continue to service of about $100 million at December 31, 2009.

Receivables decreased from year-end 2009, primarily reflecting the transition of Jaguar, Land Rover, Mazda, and Volvo financing to other finance providers and lower industry and financing volumes in 2009 and 2010 compared with prior years.  At September 30, 2010, the Jaguar, Land Rover, Mazda, and Volvo financing portfolio represented about 5% of our managed receivables.  In addition, the Mercury financing portfolio represented about 3% of our managed receivables at September 30, 2010.  These percentages will decline over time.

As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers.  The amount of unearned interest supplements for finance receivables was about $2 billion at September 30, 2010, compared with $1.9 billion at December 31, 2009 included in Finance receivables, net.  The amount of unearned interest supplements and residual support payments for net investment in operating leases was $878 million at September 30, 2010, compared with $1.1 billion at December 31, 2009 included in Other liabilities and deferred income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At September 30, 2010, in the United States and Canada, Ford is obligated to pay us $381 million of interest supplements and $59 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with about $1 billion of interest supplements and $180 million of residual value support at December 31, 2009, in each case for contracts purchased prior to January 1, 2008.  The unpaid interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate.  For additional information on our finance receivables and net investment in operating leases, refer to Notes 1, 2, and 3 of our Notes to the Financial Statements.

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay.  As of September 30, 2010, about 5% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, about the same as year-end 2009.

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

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(in millions)
Charge-offs – On-Balance Sheet
Retail installment and lease	$90	$204	$312	$774
Wholesale	1	33	1	73
Other	4	3	1	10
Total charge-offs – on-balance sheet	$95	$240	$314	$857

Loss-to-Receivables Ratios – On-Balance Sheet
Retail installment and lease	0.57%	1.04%	0.64%	1.28%
Wholesale	0.01	0.74	0.01	0.47
Total loss-to-receivables ratio (including other) – on-balance sheet	0.44%	0.97%	0.47%	1.10%

Memo:
Total charge-offs – managed (in millions)	$95	$241	$314	$862
Total loss-to-receivables ratio (including other) – managed	0.44%	0.97%	0.47%	1.10%

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

In the third quarter of 2010, charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions and lower severity.  Charge-offs in Europe decreased primarily reflecting lower wholesale losses in Germany and lower losses in Spain.

In the first nine months of 2010, charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions, lower severity, and lower wholesale and dealer loan net losses.  Charge-offs in Europe decreased primarily reflecting lower losses in Germany and Spain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio.  This portfolio was 68% of our worldwide on-balance sheet portfolio of retail installment receivables and net investment in operating leases at September 30, 2010.  In the third quarter of 2010, on-balance sheet charge-offs were lower compared to the same period a year ago primarily due to lower repossessions and lower severity.  Severity was lower by $700 per unit; more than explained by improvements in auction values in the used vehicle market.

	Third Quarter		First Nine Months
	2010	2009	2010	2009
On-Balance Sheet
Charge-offs (in millions)	$60	$136	$202	$485
Loss-to-receivables ratio	0.59%	1.15%	0.65%	1.31%

Other Metrics — Serviced
Repossessions (in thousands)	16	24	50	71
Repossession ratio (a)	2.46%	3.15%	2.47%	2.96%
Severity (b)	$6,600	$7,300	$6,900	$8,400
New bankruptcy filings (in thousands)	10	13	32	36
Over-60 day delinquency ratio (c)	0.16%	0.24%	0.15%	0.25%

Memo:
Charge-offs – managed (in millions)	$60	$136	$202	$487
Loss-to-receivables ratio – managed	0.59%	1.15%	0.65%	1.31%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.
(b)	Average loss per disposed repossession.
(c)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.

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

	September 30,	December 31,
	2010	2009
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$908	$1,479
Wholesale	44	43
Other	21	27
Total allowance for credit losses	$973	$1,549

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.47%	2.08%
Wholesale	0.21	0.19
Total including other	1.14%	1.61%

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  Our allowance for credit losses has decreased from December 31, 2009 consistent with the decrease in charge-offs and includes about $10 million for management’s judgment regarding higher retail loss assumptions in Spain compared with historical trends used in our models.  At December 31, 2009, our allowance for credit losses included about $215 million for management’s judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions.

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

The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for 97% of our total investment in operating leases at September 30, 2010:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(in thousands)

Placements	29	11	90	46
Terminations	109	95	331	297
Returns	72	73	232	249

Memo:
Return rates	66%	77%	70%	84%

In the third quarter of 2010, placement volumes were up 18,000 units compared with the same period a year ago, primarily reflecting higher Ford market share and changes in Ford’s marketing programs.  Termination volumes increased 14,000 units compared with the same period a year ago, reflecting higher placement volumes in 2007 and the first nine months of 2008.  Return volumes decreased 1,000 units compared with the same period a year ago, primarily reflecting lower return rates, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.

In the first nine months of 2010, trends and causal factors compared with the same period a year ago were consistent with those described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant third quarter 2010 vehicle mix for lease terms comprising 57% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(in thousands)
Returns
24-Month term	9	12	38	43
36-Month term	16	11	55	53
39-Month/Other term	14	10	36	27
Total returns	39	33	129	123

Memo:
Return rates	61%	70%	66%	81%

Auction Values at Constant Third Quarter 2010 Vehicle Mix
24-Month term	$19,030	$19,385	$18,635	$17,780
36-Month term	16,235	15,615	15,985	14,470

In the third quarter of 2010, Ford, Lincoln and Mercury brand U.S. return volumes were up 6,000 units compared with the same period a year ago, primarily reflecting higher terminations, offset partially by a lower return rate.  Auction values at constant third quarter 2010 mix were down $355 per unit from year ago levels for vehicles under 24-month leases, primarily reflecting high auction values for late model used vehicles in third quarter 2009, consistent with the cash for clunkers program and low new vehicle inventory.  Auction values at constant third quarter 2010 mix were up $620 per unit for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market for older vehicles.  Auction values, at constant third quarter 2010 mix, improved compared with the second quarter of 2010 for vehicles under 24-month and 36-month leases by $170 per unit and $70 per unit, respectively.

In the first nine months of 2010, Ford, Lincoln and Mercury brand U.S. return volumes were up 6,000 units compared with the same period a year ago, primarily reflecting higher terminations, offset partially by a lower return rate.  Auction values at constant third quarter 2010 mix were up $855 per unit and $1,515 per unit from year ago levels for vehicles under 24-month and 36-month leases, respectively, primarily reflecting the overall auction value improvement in the used vehicle market.  Auction values, at constant third quarter 2010 mix, improved compared with the second quarter of 2010 for vehicles under 24-month and 36-month leases by $170 per unit and $70 per unit, respectively.  The year-over-year improvement in auction values experienced in the first nine months of 2010 is not expected to continue to the same extent through the end of the year.

Recent lease placement trends will result in a much lower mix of 24-month contracts within Ford Credit’s return volume over the next several quarters.  Scheduled termination volume for vehicles under 24-month contracts is near zero for all of 2011, but the mix of 24-month contracts is expected to increase in 2012 to the level seen in 2010.

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

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us by these four NRSROs since year-end 2009:

NRSRO RATINGS
	DBRS			Fitch			Moody’s			S&P
Date	Long-Term	Short-Term	Trend	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook
Dec. 2009	B	R-5	Stable	B	C	Positive	B3	NP	Review	B-	NR	Stable
Jan. 2010	B	R-5	Stable	B+	B	Positive	B3	NP	Review	B-	NR	Stable
Mar. 2010	B (high)	R-4	Positive	B+	B	Positive	B1	NP	Review	B-	NR	Stable
Apr. 2010	B (high)	R-4	Positive	BB-	B	Positive	B1	NP	Review	B-	NR	Positive
May 2010	B (high)	R-4	Positive	BB-	B	Positive	Ba3	NP	Stable	B-	NR	Positive
Aug. 2010	BB	R-4	Stable	BB-	B	Stable	Ba3	NP	Stable	B+	NR	Positive
Oct. 2010	BB	R-4	Stable	BB-	B	Stable	Ba2	NP	Stable	B+*	NR	Positive

* S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BB-, maintaining a one notch differential versus Ford Credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy is to maintain sufficient liquidity to meet short-term funding obligations by having a substantial cash balance, committed funding capacity, and access to diverse funding sources.  Securitization continues to represent a substantial portion of our funding mix as this market remains more cost effective than unsecured funding and allows us access to a wider investor base given our credit ratings remain below investment grade levels.  In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing).  We also have an application pending for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation (“ILC”) that could provide a limited source of funding.  Additionally, in the second quarter of 2010, we published notice of our intent to apply for a bank charter in Canada.

In the third quarter of 2010, we completed about $5 billion of funding in the securitization markets, including: public U.S. retail and wholesale securitization transactions and a public Canadian retail securitization transaction.  We also completed about $3 billion of unsecured funding in the United States, Canada and Europe.  Our credit spreads continue to decrease reflecting improving credit profiles of Ford and Ford Credit, strong investor demand for our debt transactions and supportive markets.

At September 30, 2010, we have committed capacity totaling about $35 billion, about $1 billion higher than the second quarter of 2010 as several of our key relationship banks have provided committed facilities to support a variety of markets and asset classes.  We renewed about $5 billion of committed capacity in the third quarter of 2010.  Our renewal strategy is to optimize capacity and maintain sufficient liquidity to protect our global funding needs.  Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities expire.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as the underlying assets liquidate.  Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk.  For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 2009 10-K Report.

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets for the types of asset-backed securities used in our asset-backed funding and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and legislation on our ability to access debt and derivatives markets, or renew our committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to our funding plan.  As a result of such events or legislation, we would need to reduce new originations thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.  For additional information on our projected year-end 2010 managed receivables, refer to the “Outlook” section of Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Financial Industry Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted July 21, 2010 to reform practices in the financial services industries, including automotive financing and securitization of automotive finance receivables.  The Act is subject to significant rulemaking, and we cannot predict the impact of the Act and the resulting regulations on our business until such rulemaking is complete.  For additional information on how the Act may impact our business, refer to “Item 1A. Risk Factors”.

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”).  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  TALF expired in March 2010.  At September 30, 2010, the outstanding balance of our TALF-eligible asset-backed securities was $8.4 billion, compared with $8.1 billion at December 31, 2009 reflecting issuance of $2.3 billion in the first quarter of 2010 offset partially by amortization of about $2 billion in the first nine months of 2010.  The outstanding balance of our TALF-eligible asset-backed securities will decline as the debt continues to amortize and no new securities are issued.

European Central Bank (“ECB”) Open Market Operations.  FCE is eligible to access liquidity through the ECB’s open market operations program.  This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity.  During 2010, FCE has not accessed the ECB’s open market operations program for any incremental funding.  At September 30, 2010, FCE had $587 million of funding from the ECB relating to asset-backed securities and other marketable securities down from $1.8 billion at December 31, 2009 due to amortization of the debt and the sale of notes in the secondary markets previously posted as collateral for ECB funding.  In October, we completed another such sale of notes to reduce the outstanding balance to $205 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt and off-balance sheet securitization transactions were as follows on the dates indicated:

	September 30,	December 31,
	2010	2009
	(in billions)
Debt
Asset-backed commercial paper (a)	$6.7	$6.4
Other asset-backed short-term debt (a)	2.4	4.5
Ford Interest Advantage (b)	4.6	3.6
Other short-term debt	0.9	0.9
Total short-term debt	14.6	15.4
Unsecured long-term debt (including notes payable within one year)	36.0	38.9
Asset-backed long-term debt (including notes payable within one year) (a)	37.9	42.0
Total debt	88.5	96.3

Off-Balance Sheet Securitization Transactions
Securitized off-balance sheet portfolio	—	0.1
Retained interest	—	0.0
Total off-balance sheet securitization transactions	—	0.1
Total debt plus off-balance sheet securitization transactions	$88.5	$96.4

Ratios
Securitized funding to managed receivables	56%	56%
Short-term debt and notes payable within one year to total debt	44	43
Short-term debt and notes payable within one year to total capitalization	39	39

(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(b)	The Ford Interest Advantage program consists of our floating rate demand notes.

At September 30, 2010, unsecured long-term debt (including notes payable within one year) was down about $3 billion from year-end 2009, primarily reflecting about $9 billion of debt maturities, repurchases, and calls, offset partially by about $6 billion of new unsecured long-term debt issuance.  Remaining unsecured long-term debt maturities were as follows: 2010 — about $700 million; 2011 — about $9 billion; 2012 — about $7 billion; and the balance thereafter.

At September 30, 2010, asset-backed long-term debt (including notes payable within one year) was down about $4 billion from year-end 2009, reflecting asset-backed long-term debt amortization in excess of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At September 30, 2010, all of our securitization transactions are included in our financial statements and we expect our future securitization transactions to be on-balance sheet.  We believe on-balance sheet arrangements are more transparent to our investors.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  This debt is not our legal obligation or the legal obligation of our other subsidiaries.

The following table shows worldwide cash and cash equivalents and marketable securities, receivables, and related debt by segment and product for our on-balance sheet securitization transactions:

	September 30, 2010			December 31, 2009
	Cash and Cash Equivalents and Marketable Securities (a)	Finance Receivables and Net Investment in Operating Leases (b)	Related Debt	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (b)	Related Debt
	(in billions)
Finance Receivables
North America Segment
Retail installment	$2.1	$30.8	$25.7	$2.0	$35.0	$28.3
Wholesale	0.1	12.1	8.0	0.1	12.6	6.3
Total North America Segment	2.2	42.9	33.7	2.1	47.6	34.6
International Segment
Retail installment	1.3	8.5	6.5	1.4	9.9	7.4
Wholesale	0.3	6.1	3.1	0.4	6.9	4.3
Total International Segment	1.6	14.6	9.6	1.8	16.8	11.7
Total finance receivables	3.8	57.5	43.3	3.9	64.4	46.3
Net investment in operating leases	0.9	6.8	3.7	1.3	10.4	6.6
Total on-balance sheet arrangements	$4.7	$64.3	$47.0	$5.2	$74.8	$52.9

(a)	Includes marketable securities totaling $116 million, which are pledged as collateral in a funding arrangement with the ECB.
(b)	Before allowances for credit losses. Unearned interest supplements are excluded from securitization transactions.

For additional information on our securitization transactions, refer to Notes 5 and 6 of our Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Funding Plan

The following table shows our public and private term funding issuances in 2009 and through October 31, 2010, and our planned issuances for full year 2010:

	2010
	Full Year	Through	2009
	Forecast	October 31,	Actual
	(in billions)
Public Term Funding
Unsecured	$6– 7	$6	$5
Securitization transactions (a)	10–12	10	15
Total public term funding	$16–19	$16	$20

Private Term Funding (b)	$8–10	$8	$11

(a)	Includes public securitization transactions and securitization transactions issued under Rule 144A of the Securities Act of 1933.
(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper program (“FCAR”).

Through October 31, 2010, we completed about $16 billion of public term funding transactions including about $5 billion of retail asset-backed securitization transactions; about $3 billion of wholesale asset-backed securitization transactions; about $2 billion of lease asset-backed securitization transactions; and about $6 billion of unsecured issuances.

Through October 31, 2010, we completed about $8 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program), primarily reflecting retail, lease, and wholesale asset-backed securitization transactions.

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

	September 30,	December 31,
	2010	2009
	(in billions)

Cash, cash equivalents, and marketable securities (a)	$19.8	$17.3

Committed liquidity programs	$25.1	$23.2
Asset-backed commercial paper (“FCAR”)	9.0	9.3
Credit facilities	1.1	1.3
Committed capacity	$35.2	$33.8
Committed capacity and cash	$55.0	$51.1
Less: Capacity in excess of eligible receivables	(8.2)	(6.5)
Less: Cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions	(4.7)	(5.2)
Liquidity	$42.1	$39.4
Less: Utilization	(17.5)	(18.3)
Liquidity available for use	$24.6	$21.1

(a)	Excludes marketable securities related to insurance activities.

At September 30, 2010, committed capacity and cash shown above totaled $55 billion, of which $42.1 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $8.2 billion and cash required to support on-balance sheet securitization transactions of $4.7 billion).  At September 30, 2010, $17.5 billion was utilized, leaving $24.6 billion available for use (including $15.1 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities, and cash, cash equivalents, and marketable securities to support on-balance sheet securitization transactions).

At September 30, 2010, our liquidity available for use was $3.5 billion higher than year-end 2009.  Liquidity available for use was 29% of managed receivables, compared with 22% at year-end 2009.  In addition to the $24.6 billion of liquidity available for use, the $8.2 billion of capacity in excess of eligible receivables provides us with an alternative for funding future purchases or originations and gives us flexibility to shift capacity to alternate markets and asset-classes.

Cash, Cash Equivalents, and Marketable Securities.  At September 30, 2010, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $19.8 billion, compared with $17.3 billion at year-end 2009.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment grade institutions, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of certain foreign governments, foreign government agencies and supranational institutions, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities.  The average maturity of these investments ranges from 90 days to up to one-year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our on-balance sheet securitization transactions of $4.7 billion at September 30, 2010 and $5.2 billion at December 31, 2009.

Our substantial liquidity and cash balance have provided the opportunity to selectively repurchase our unsecured debt on the open market.  In the third quarter of 2010, we repurchased about $800 million and called about $200 million of our near-term unsecured debt maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Committed Liquidity Programs.  We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions whereby such parties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease or wholesale assets for proceeds of up to $25.1 billion at September 30, 2010 ($11.1 billion retail, $9.2 billion wholesale and $4.8 billion supported by various retail, lease or wholesale assets) of which about $7.5 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.3 billion having maturities within the next twelve months (of which $3.5 billion relates to FCE commitments), and the remaining balance having maturities between October 2011 and March 2013.  We plan to achieve capacity renewals consistent with our lower receivables balance and to optimize capacity and maintain sufficient liquidity to protect our global funding needs.  Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions.  Our capacity in excess of eligible receivables would protect us against the risk of lower than planned renewal rates.  At September 30, 2010, $10.3 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

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

At September 30, 2010, we and our majority-owned subsidiaries, including FCE, had over $1 billion of contractually-committed unsecured credit facilities with financial institutions.  We had $547 million available for use, of which $488 million expire in 2011 and $59 million expire in 2012.  Almost all of our contractually committed unsecured credit facilities are FCE worldwide credit facilities and may be used, at FCE’s option, by any of FCE’s direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit our ability to obtain funding.

In addition, at September 30, 2010, we had about $9 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $4.3 billion expire in 2011, $355 million expire in 2012, and $4.4 billion expire in 2013.  Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At September 30, 2010, about $9 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt, or FCAR’s purchase of our asset-backed securities.  At September 30, 2010, the outstanding commercial paper balance for the FCAR program was $6.7 billion

Liquidity Risks

Refer to the “Liquidity” section of Item 7 of Part II of our 2009 10-K Report for a list of factors that could affect our liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions, excluding sales of businesses and liquidating portfolios) since the first quarter of 2007, which is consistent with our plan to execute on-balance sheet securitization transactions.  For additional information on our off-balance sheet arrangements, refer to Note 5 of our Notes to the Financial Statements.

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

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2010	2009

Total debt	$88.5	$96.3
Equity	10.9	11.0
Financial statement leverage (to 1)	8.1	8.8

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2010	2009

Total debt	$88.5	$96.3
Securitized off-balance sheet receivables outstanding	—	0.1
Retained interest in securitized off-balance sheet receivables	—	0.0
Adjustments for cash, cash equivalents, and marketable securities (a)	(19.8)	(17.3)
Adjustments for derivative accounting (b)	(0.4)	(0.2)
Total adjusted debt	$68.3	$78.9

Equity	$10.9	$11.0
Adjustments for derivative accounting (b)	(0.1)	(0.2)
Total adjusted equity	$10.8	$10.8

Managed leverage (to 1)	6.3	7.3

(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business.  At September 30, 2010, our managed leverage was 6.3 to 1, compared with 7.3 to 1 at December 31, 2009.  Based on our present analysis of the quality of our assets, we believe the appropriate leverage would be in the range of 10-11 to 1.  Longer term, we expect to return our leverage to the appropriate level consistent with our analysis of the quality of the assets.  Our managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford.  In the third quarter of 2010, we paid a $1 billion cash distribution to our parent, Ford Holdings LLC.  For additional information on our planned distributions, refer to the “Outlook” section.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard requiring expanded disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new standard requires disaggregation of disclosures by portfolio segment or by class of financing receivable, and provides additional implementation guidance for determining the level of disaggregation of information.  The standard also requires new disclosures on credit quality indicators, past due information, and modifications of financing receivables.  The standard is effective for us as of December 31, 2010.

Outlook

We expect profits in the fourth quarter of 2010 to be lower compared with recent quarters because of smaller anticipated improvements in the provision for credit losses and depreciation expense for leased vehicles.  At year-end 2010, we anticipate managed receivables to be in the range of $80 billion to $85 billion.  Subject to our funding plan risks previously described in the “Funding – Overview” section, we expect that a significant portion of our funding will consist of securitization transactions and expect the funding structure required for this level of managed receivables at year-end 2010 to be the following (in billions, except for percentages):

		December 31, 2010
Funding Structure
Ford Interest Advantage	$		~ 5
Asset-backed commercial paper			~ 7
Term asset-backed securities		36	–	40
Term debt and other		37	–	40
Equity		10	–	11
Cash, cash equivalents, and marketable securities*		(15)	–	(18)
Total funding structure		$80	–	85

Memo:
Securitized funding as a percentage of managed receivables		55	–	60%

*	Excludes marketable securities related to insurance activities.

We expect to pay distributions of about $2.5 billion in 2010, of which $500 million and $1 billion were paid in the first and third quarters, respectively.  This is an increase from the $2 billion of planned distributions in 2010 reported in the “Outlook” section of Item 2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010.  The increase in planned distributions is based on our improved profitability and our lower managed leverage.  We will continue to assess future distributions based on our available liquidity and managed leverage objectives.

For the full year 2011, we expect to be solidly profitable but at a lower level than 2010, reflecting primarily the non-recurrence of lower lease depreciation expense and the non-recurrence of allowance for credit loss reductions of the same magnitude as 2010.  The non-recurrence of lower lease depreciation expense relates to lower gains associated with recovering a portion of the operating lease impairment from 2008 as fewer leases terminate and the vehicles are sold.  Overall, we will have fewer lease vehicles terminating in 2011 compared with 2010, resulting in fewer vehicles sold at a gain.  The recovery of the lease impairment when the leases terminate and the vehicles are sold is projected to be about $640 million in 2010 and about $240 million in 2011, and the total lease terminations are projected to decline from about 400,000 in 2010 to 230,000 in 2011.  Also, we anticipate the allowance for credit losses will begin to level off in 2011 at about 1% of receivables from 1.14% of receivables at the end of the third quarter of 2010, resulting in smaller reductions in the allowance than we experienced in 2010.

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

Automotive Related:
•	Declines in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geo-political events or other factors;
•	Decline in Ford’s market share;
•	Continued or increased price competition for Ford vehicles resulting from industry overcapacity, currency fluctuations or other factors;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Inability to access public securitization markets in the United States on or after January 24, 2011 due to rating agencies withholding consent to the required use of their credit ratings in registration statements;

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

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company as of September 30, 2010 and for the three- and nine-month periods ended September 30, 2010 and 2009, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated November 8, 2010 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous change in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow.  Under this model, we estimate that at September 30, 2010, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $10 million over the next twelve months, compared with $27 million at December 31, 2009.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Kenneth R. Kent, our Vice Chairman, Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors applicable to us that are disclosed in “Item 1A. Risk Factors” of our 2009 10-K Report, we have identified the following changes to the reported risks:

Inability to access public securitization markets in the United States on or after January 24, 2011 due to rating agencies withholding consent to the required use of their credit ratings in registration statements.  Issuers in the United States are required to disclose credit ratings assigned to them in registration statements relating to public offerings of asset-backed securities when the offerings are conditioned on minimum ratings.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted on July 21, 2010, credit rating agencies now must consent to the use of their credit ratings in such registration statements.  The credit rating agencies, however, have not been willing to provide such consent.  In order to facilitate a transition for asset-backed issuers, on July 22, 2010, the Securities and Exchange Commission granted “no-action” relief by allowing omission of the required credit rating disclosures from registration statements for a temporary period until January 24, 2011.  If the credit rating agencies continue to withhold consent after the expiration of the no-action relief, and no further regulatory or legislative relief is available, we would be unable to access the public securitization markets in the United States.  Inability to access the U.S. public securitization markets, if protracted, could impact our ability to fund our business efficiently.

ITEM 5.  OTHER INFORMATION

We have none to report.

ITEM 6.  EXHIBITS

Exhibits: please refer to the Exhibit Index on page 59.

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

Date:       November 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of September 30, 2010, and the related consolidated statement of operations and consolidated statement of comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, of shareholder’s interest/equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
November 8, 2010

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report
Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated November 8, 2010, relating to Unaudited Interim Financial Information	Filed with this Report
Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report
Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report
Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report
Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report
Exhibit 99	Items 2 - 4 of Part I and Items 1, 2 and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. File No. 1-3950.