Form 10-K
period 2010-12-31
FORD MOTOR CREDIT CO LLC
filed 2011-02-28
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of organization)	(I.R.S. employer identification no.)
One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (313) 322-3000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each Exchange on which registered
7 1/2% Continuously Offered Bonds for Retail Accounts due August 20, 2032	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
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

EXHIBIT INDEX APPEARS AT PAGE 53

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

Products and Services.  We offer a wide variety of automotive financing products to and through automotive dealers throughout the world.  The predominant share of our business consists of financing Ford vehicles and supporting Ford’s dealers.  We earn our revenue primarily from:

•	Payments made under retail installment sale and lease contracts that we originate and purchase;
•	Interest supplements and other support payments from Ford and affiliated companies on special-rate financing programs; and
•	Payments made under wholesale and other dealer loan financing programs.

As a result of our financing activities, we have a large portfolio of finance receivables and leases which we classify into two segments – “consumer” and “non-consumer”.

Finance receivables and leases in the consumer segment relate to products offered to individuals and businesses that finance the acquisition of vehicles from dealers for personal and commercial use.  The financing products include retail installment sale contracts for new and used vehicles, and leases for new vehicles to retail customers, government entities, daily rental companies and fleet customers.

Finance receivables in the non-consumer segment relate primarily to products offered to automotive dealers.  We make loans to dealers to finance the purchase of vehicle inventory (wholesale financing), improvements to dealership facilities, working capital, and the purchase of dealership real estate.  We also purchase receivables generated by divisions and affiliates of Ford, primarily in connection with the sale of parts and accessories by Ford to dealers.

We also service the finance receivables and leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs.

Geographic Scope of Operations and Segment Information.  We conduct our financing operations directly and indirectly through our subsidiaries and affiliates.  We offer substantially similar products and services throughout many different regions, subject to local legal restrictions, and market conditions.  We divide our business segments based on geographic regions: North America (“North America Segment”) and International (“International Segment”).  The North America Segment includes our operations in the United States and Canada.  The International Segment includes our operations in all other countries in which we do business directly and indirectly.  For additional financial information regarding our operations by business segments and operations by geographic regions, see Note 19 of our Notes to the Financial Statements.

Item 1. Business (Continued)

North America Segment

We do business throughout the United States and Canada.  Our United States operations accounted for 57% and 64% of our total managed receivables at year-end 2010 and 2009, respectively, and our Canadian operations accounted for about 10% and 11% of our total managed receivables at year-end 2010 and 2009, respectively.  Managed receivables include on-balance sheet receivables, excluding unearned interest supplements related to finance receivables, and securitized off-balance sheet receivables that we continue to service.  At December 31, 2010 we did not have any securitized off-balance sheet receivables.  For additional information on how we review our business performance, including on a managed basis, refer to the “Overview” section of Item 7 of Part II of our 10-K Report.

In 2010 in the United States and Canada, under the Ford Credit brand name, we provided financing services to and through dealers of Ford, Lincoln and Mercury brand vehicles.  We also provided financing of non-Ford vehicles sold by these dealers and their affiliates.  The results reported in Item 7 of Part II of our 10-K Report include Mercury, which Ford discontinued in 2010.  Going forward we will provide financing services to and through dealers of Ford and Lincoln brand vehicles and non-Ford vehicles sold by these dealers and their affiliates.

International Segment

Our International Segment includes operations in three main regions: Europe, Asia-Pacific, and Latin America.  Our Europe region is our largest international operation, accounting for about 18% and 22% of our total managed receivables at year-end 2010 and 2009, respectively.  Within the International Segment our Europe region accounted for 88% of our managed receivables at year-end 2010 and 2009.  Most of our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc (“FCE”), which operates in the United Kingdom and has branches in 11 other European countries.  In addition, FCE has operating subsidiaries in Hungary, Poland, and the Czech Republic that provide a variety of wholesale, leasing and retail vehicle financing.  FCE also has subsidiaries in Sweden and the United Kingdom.  In our largest European markets, Germany and the United Kingdom, FCE offers most of our products and services under the Ford Credit/Bank brand.  FCE generates most of our European revenue and contract volume from Ford Credit/Bank brand products and services.  FCE, through our Worldwide Trade Financing division, provides financing to distributors/importers in countries where typically there is no established local Ford presence.  The Worldwide Trade Financing division currently provides financing in over 70 countries.  In addition, other private label operations and alternative business arrangements exist in some European markets.  In the Asia-Pacific region, we operate in Australia and China.  In the Latin America region, we operate in Mexico, Brazil, and Argentina.  We have joint ventures with local financial institutions and other third parties in various locations around the world.

Dependence on Ford

The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers.  Any extended reduction or suspension of Ford’s production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business.  Additional information about Ford’s business, operations, production, sales and risks can be found in Ford’s Annual Report on Form 10-K for the year ended December 31, 2010 (“Ford’s 2010 10-K Report”), filed separately with the SEC and incorporated by reference as an exhibit to our 2010 10-K Report (without financial statements and exhibits).

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

Item 1. Business (Continued)

Competition

The automotive financing business is highly competitive due in part to web-based credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources.  Our principal competitors are:

•	Banks
•	Independent finance companies
•	Credit unions and savings and loan associations
•	Leasing companies
•	Other automobile manufacturers’ affiliated finance companies

We compete mainly on the basis of service and financing rate programs, including those sponsored by Ford.  A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles.  Through these policies we have built strong relationships with Ford’s dealer network that enhance our competitiveness.  Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables, and efficiently accessing the capital markets.  We routinely monitor the capital markets and develop funding alternatives to optimize our competitive position.  Ford sponsored special-rate financing programs available only through us gives us a competitive advantage in providing financing to Ford dealers and their customers.

Seasonal Variations

As a finance company, we own and manage a large portfolio of receivables that are generated throughout the year and are collected over a number of years, primarily in fixed monthly payments.  As a result, our overall financing revenues do not exhibit seasonal variations.

Consumer Financing

Overview and Purchasing Process

We provide financing services to customers for personal and commercial use through automotive dealers that have established relationships with us.  Our primary business consists of purchasing retail installment sale and lease contracts for new and used vehicles mainly from Ford and Lincoln dealers.  We report in our financial statements the receivables from customers under installment sale contracts and certain leases with fleet customers as finance receivables.  We report in our financial statements most of our retail leases as net investment in operating leases with the capitalized cost of the vehicles recorded as depreciable assets.

In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our credit standards.  These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles.  Dealers typically submit customer applications electronically.  Some of the applications are automatically evaluated and either approved or rejected based on our origination scorecard and credit policy criteria.  In other cases, our credit analysts evaluate applications using analytical data and our written guidelines.

Retail Financing

The amount we pay for a retail installment sale contract is based on a negotiated vehicle purchase price agreed to between the dealer and the retail customer, plus any additional products, such as insurance and extended service plans, that are included in the contract, less any vehicle trade-in allowance, rebate or down payment from the customer applied to the purchase price.  The net purchase price owed by the customer typically is paid over a specified number of months with interest at a fixed rate negotiated between the dealer and the retail customer.  The dealer may retain a limited portion of the finance charge.

Item 1. Business (Continued)

We offer a variety of retail installment sale financing products.  In the United States, retail installment sale contract terms for new Ford and Lincoln brand vehicles range primarily from 24 to 72 months.  The average original term of our retail installment sale contracts was 59 months and 58 months in the United States for contracts purchased in 2010 and 2009, respectively.  A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations.  We also offer a retail balloon product in Europe under which the retail customer may finance their vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment.  The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any.  We sell vehicles returned to us to Ford and non-Ford dealers through auctions.  Customers who choose our retail balloon product may also qualify for special-rate financing offers from Ford.

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

Net Investment in Operating Leases

We offer leasing plans to retail customers through our dealers.  Our highest volume retail-leasing plan is called Red Carpet Lease, which is offered in North America through dealers of Ford and Lincoln brands.  Under these plans, dealers originate the leases and offer them to us for purchase.  Upon our purchase of a lease, we take ownership of the lease and title to the leased vehicle from the dealer.  After we purchase a lease from a dealer, the dealer generally has no further obligation to us in connection with the lease.  The customer is responsible for properly maintaining the vehicle and is obligated to pay for excess wear and use as well as excess mileage, if any.  At the end of the lease, the customer has the option to purchase the vehicle for the price specified in the lease contract, or return the vehicle to the dealer.  If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us.  We sell vehicles returned to us to Ford and non-Ford dealers through auctions.

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

In the United States, retail operating lease terms for new Ford and Lincoln brand vehicles range primarily from 24 to 48 months.  In 2010 and 2009, the average original lease term for contracts purchased was 33 months and 37 months, respectively.

Direct Financing Leases and Other Operating Lease Vehicle Financing

We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities and fleet customers.  These financings include primarily lease plans for terms of 24 to 60 months.  The financing obligations are collateralized by perfected security interests on financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases.  At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle.  If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount.  These financings are included in our consumer segment and reported as direct financing leases or net investment in operating leases in our financial statements.  For certain commercial financing programs, we have alternative business arrangements whereby we provide marketing and sales support and funding is provided by a third party.

Item 1. Business (Continued)

Non-Consumer Financing

Overview

We extend commercial credit to franchised dealers selling Ford and Lincoln vehicles primarily in the form of approved lines of credit to purchase new and used vehicles.  Each commercial lending request is evaluated, taking into consideration the borrower’s financial condition, supporting security, and numerous other financial and qualitative factors.  All credit exposures are scheduled for review at least annually.  Generally receivables are secured by the related vehicle or the related property and may also be secured by other dealer assets.  Asset verification processes are in place and include physical audits of vehicle inventories with increased audit frequency for higher risk dealers.

Wholesale Financing

We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory.  We generally finance the vehicle’s wholesale invoice price for new vehicles and up to 100% of the dealer’s purchase price for used vehicles.  Dealers generally pay a floating interest rate on wholesale loans.  In the United States, the average wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 49 days in 2010 compared with 72 days in 2009.  Our wholesale financing program includes financing of large multi-brand dealer groups that are some of our largest wholesale customers based on the amount financed.

When a dealer uses our wholesale financing program to purchase vehicles we obtain a security interest in the vehicles and, in many instances, other assets of the dealer.  Our subsidiary, The American Road Insurance Company (“TARIC”), generally provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed by us.

Dealer Loans

We make loans to dealers for improvements to dealership facilities, working capital and the purchase and financing of dealership real estate.  These loans are included in dealer loans in our financial statements.  These loans typically are secured by mortgages on dealership real estate, secured interests in other dealership assets and sometimes personal guarantees from the individual owners of the dealership.

Other Financing

We also purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the sale of parts and accessories by Ford to dealers and the purchase of other receivables generated by Ford.  These receivables are included in other finance receivables in our financial statements.

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

Item 1. Business (Continued)

We also market our non-consumer financial services with a specialized group of employees who make direct sales calls on dealers, and, often at the request of such dealers, on potential high-volume commercial customers.  This group also uses various materials to explain our flexible programs and services specifically directed at the needs of commercial and fleet vehicle customers.

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

Item 1. Business (Continued)

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

Insurance

We conduct insurance operations primarily through TARIC in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada.  TARIC offers a variety of products and services, including:

•	Contractual liability insurance on extended service contracts and, in the state of Florida, extended service plan contracts;
•	Physical damage insurance covering vehicles at dealers’ locations and vehicles in-transit between final assembly plants and dealers’ locations; and
•	Physical damage/liability reinsurance covering Ford dealer daily rental vehicles.
•	Commercial auto liability insurance in the United States (14 states) for Ford to support business operations.

We also offer various Ford branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies.  In addition, TARIC has provided to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds, and self-insurance workers’ compensation bonds.  Premiums from our insurance business generated approximately 1% of our total revenues in 2010 and 2009.

Employee Relations

Our worldwide full-time employees were approximately 7,000 and 8,200 at year-end 2010 and 2009, respectively.  Most of our employees are salaried, and most are not represented by a union.  We consider employee relations to be satisfactory.

During 2010, we reduced our worldwide staffing by about 1,200 positions to improve cost structure in response to lower automotive industry sales volumes and the discontinuation of financing for Jaguar, Land Rover, Mazda, and Volvo.  This was in addition to the elimination of about 2,000 worldwide positions during 2009.

Item 1. Business (Continued)

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

International

In some countries outside the United States, some of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves.  FCE is authorized by the U.K. Financial Services Authority (“FSA”) to carry on a range of regulated activities within the UK and through a branch network in eleven other European countries, and is subject to consolidated supervision by the FSA.  FCE also holds a standard license under the U.K. Consumer Credit Act of 1974 and other licenses to conduct financing business in other European locations.  Since 1993, FCE has obtained authorizations from the Bank of England (now the FSA) pursuant to the Banking Consolidation Directive entitling it to operate through a European branch network and operate branches in 11 countries.  In many other locations where we operate, governmental authorities require us to obtain licenses to conduct our business.

Item 1. Business (Continued)

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

Transactions with Ford and Affiliates

On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement (“Support Agreement”).  Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1.  A copy of the Support Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and is incorporated by reference herein as an exhibit.  No capital contributions have been made to us pursuant to the Support Agreement.  In addition, we have an agreement to maintain FCE’s net worth in excess of $500 million.  No payments have been made to FCE pursuant to the agreement during the 2001 through 2010 periods.

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

ITEM 1A. RISK FACTORS

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

A Prolonged Disruption of the Debt and Securitization Markets –If there is a prolonged disruption of the debt and securitization markets, we would consider reducing the amount of receivables we purchase or originate.  A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.  To the extent our ability to provide wholesale financing to Ford’s dealers or retail financing to those dealers’ customers is limited, Ford’s ability to sell vehicles could be adversely affected.

Inability to Access Debt, Securitization or Derivative Markets Around the World at Competitive Rates or in Sufficient Amounts due to Credit Rating Downgrades, Market Volatility, Market Disruption or Otherwise – In 2005 and 2006,  the credit ratings assigned to us were lowered to below investment grade, which increased our unsecured borrowing costs and restricted our access to the unsecured debt markets.  In response, we increased our use of securitization transactions (including other structured financings) and other sources of funding.  In 2010, although we experienced several credit rating upgrades and our credit spreads narrowed considerably, our credit ratings are still below investment grade.  Our higher credit ratings have provided us more economical access to the unsecured debt markets, but we are still utilizing asset-backed securitization transactions for a substantial amount of our funding.

Our ability to obtain funding under our committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk.  Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, we may reduce the amount of receivables we purchase or originate because of funding constraints.  In addition, we may reduce the amount of receivables we purchase or originate if there is a significant decline in the demand for the types of securities we offer or we are unable to obtain derivatives to manage the interest rate risk associated with our securitization transactions.  A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits, and could adversely affect our ability to support the sale of Ford vehicles.  For additional information on market risk, refer to the “Market Risk” section of Item 7A of Part II of our 10-K Report.

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

Fluctuations in Foreign Currency Exchange Rates and Interest Rates – We are exposed to the effects of changes in foreign currency exchange rates and interest rates.  Changes in currency exchange rates and interest rates cannot always be predicted or hedged.  As a result, substantial unfavorable changes in foreign currency exchange rates or interest rates could have a substantial adverse effect on our financial condition and results of operation.

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

The Imposition of Additional Costs or Restrictions Due to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and its Implementing Rules and Regulations – The Act was enacted on July 21, 2010 to reform practices in the financial services industries, including automotive financing and securitizations.  The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts.  Among other things, the Act creates a Consumer Financial Protection Bureau with broad rule-making authority for a wide range of consumer protection laws that will regulate consumer finance businesses, such as our retail automotive financing business in the United States.  The Act also creates an alternative liquidation framework under which the Federal Deposit Insurance Corporation (“FDIC”) may be appointed as receiver of a non-bank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that it is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States.  The FDIC’s powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including our funding activities, regardless of whether we are ever determined to be subject to the Act’s alternative liquidation framework.

In addition, the Act provides that a finance company could be designated a “significant non-bank financial company” by the Financial Stability Oversight Council and thus be subject to regulation by the Board of Governors of the Federal Reserve System.  Such a designation would mean that a non-bank finance company, in effect, could be regulated like a bank with respect to capital and other requirements, but without the benefits of being a bank - such as the ability to offer FDIC-insured deposits.  Further, the Act prohibits the use of credit ratings in a prospectus (which is required to be included for securitization offerings such as those conducted by us) without the consent of the rating agency.  The rating agencies have indicated they will not consent to such inclusion.  The SEC has provided indefinite relief from this requirement for public offerings of asset-backed securities through a no-action letter.  Without such relief, the public securitization markets would be impaired in the United States.

Federal agencies are given significant discretion in drafting the rules and regulations necessary to implement the Act, and, consequently, the effects of the Act on the capital markets and the consumer finance industry may not be known for months or years.  The Act and its implementing rules and regulations could impose additional costs on us and adversely affect our ability to conduct our business.

Item 1A. Risk Factors (Continued)

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

Inability to Obtain Competitive Funding – Other institutions that provide automotive financing to certain of Ford’s competitors have access to relatively low-cost government-insured or other funding.  For example, financial institutions with bank holding company status may have access to other lower cost sources of funding.  Access by these competitors’ dealers and customers to financing provided by financial institutions with relatively low-cost funding that is not available to us could adversely affect our ability to support the sale of Ford vehicles at competitive cost and rates.

Failure of Financial Institutions to Fulfill Commitments Under Committed Credit and Liquidity Facilities – As included in the “Liquidity” section of Item 7 of Part II of our 10-K Report, at December 31, 2010, we had $34.3 billion of committed liquidity programs, asset-backed commercial paper, and credit facilities of which $15.8 billion were utilized leaving $18.5 billion available for use for which we pay commitment fees.  To the extent the financial institutions that provide these committed facilities and programs were to default on their obligation to fund the commitments, these facilities and programs would not be available to us.

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

Inherent Limitations of Internal Controls Impacting Financial Statements and Safeguarding of Assets.  Our internal control over financial reporting and our operating internal controls may not prevent or detect misstatements or loss of assets because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement accuracy and safeguarding of assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have none to report.

ITEM 2. PROPERTIES

We own our world headquarters in Dearborn, Michigan.  We lease our corporate offices in Brentwood, England, from an affiliate of Ford.  Most of our automotive finance branches and business centers are located in leased properties.  The continued use of any of these leased properties is not material to our operations.  At December 31, 2010 our total future rental commitment under leases of real property was $58 million.

We operate in the United States through four regional business centers and two centers in Canada.

United States:	Colorado Springs, Colorado	Greenville, South Carolina
	Tampa, Florida	Nashville, Tennessee

Canada:	Edmonton, Alberta	Oakville, Ontario

Each of the U.S. centers generally services dealers and customers located within its region.  All of our U.S. business centers are electronically linked and workload can be allocated across these centers.  In addition, our Canadian business centers share a similar electronic linkage and workload allocation capability.

We also have five specialty centers in North America that focus on specific activities:

•	Customer Service Center — Omaha, Nebraska;
•	Loss Prevention Centers — Henderson, Nevada and Irving, Texas;
•	National Bankruptcy Service Center — Dearborn, Michigan; and
•	National Recovery Center — Mesa, Arizona.

On January 20, 2011 we announced the loss prevention center in Henderson, Nevada will cease operations by March 31, 2011.

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

Litigation is subject to many uncertainties and the outcome is not predictable.  It is reasonably possible that matters could be decided unfavorably to us.  Although the amount of liability at December 31, 2010 with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, and liquidity.

In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our operations, financial condition, and liquidity.  For a discussion of pending significant cases against Ford, see Item 3 in Ford’s 2010 10-K Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2010, all of our Shares were owned by Ford Holdings, LLC, a wholly owned subsidiary of Ford.  We did not issue or sell any equity interests during 2010, and there is no market for our Shares.  In 2010, we paid cash distributions of $2.5 billion.  In 2009, we made $1.5 billion of cash and non-cash distributions.  Our Shares are pledged as collateral for Ford’s secured credit facilities.

ITEM 6. SELECTED FINANCIAL DATA

Not Required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our primary focus is to profitably support the sale of Ford Motor Company vehicles.  We work with Ford to maximize customer and dealer satisfaction and loyalty, aiming to provide a full complement of financing products and outstanding service.  We continually improve processes focusing on the customer and the dealer and ensure the efficient use of capital.  In addition, we manage costs so that they are proportionate to the overall size of our business.  As a result, Ford Credit is uniquely positioned to drive incremental sales, improve customer satisfaction and owner loyalty to Ford, and direct profits and distributions back to Ford to support its product programs and its overall business.

We leverage three fundamental strategies in the management of our operations.  The first is to employ prudent origination practices while maintaining a managed level of risk.  The second is efficient and effective servicing and collection practices.  The third is to fund the business efficiently while managing our balance sheet risk.

Origination:  Buy it Right, Price it Right – Our originations activities focus on Ford Motor Company’s automotive brands.  We will continue to work closely with our brand partners to create value for dealers and customers by going to the marketplace together, leveraging our unique position as Ford’s finance company.  We are focused on the Ford and Lincoln brands, following Ford’s discontinuation of Mercury in 2010 and our discontinuation of financing for Jaguar, Land Rover, Volvo and Mazda in recent years.  Risk management remains key to our continued value and profitability. We have extensive risk experience and large sample sizes, enabling us to develop proprietary scoring models that outperform generic scoring models.   Our sales teams provide dealership level account management (finance and insurance consulting and vehicle sales assistance) by reviewing key dealership sales and operating metrics with our dealers to identify potential profit and customer satisfaction improvement opportunities.  Through these efforts, we expect to generate incremental vehicle sales for Ford.

Servicing:  Operate Efficiently, Collect Effectively, Enhance Owner Loyalty – Our operations will continue to drive efficiencies globally by improving and commonizing our business processes and information technology platforms.  We continually enhance our collection modeling capabilities to more effectively manage risk and cost.  These models allow for more focused collection activity on higher risk accounts and further refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk.  We have robust processes that produce superior customer satisfaction and ownership loyalty.

Funding: Fund it Efficiently, Manage Risk – Our funding strategy is to have sufficient liquidity to enable us to profitably support Ford, its dealers and customers in all economic environments.  We maintain a substantial cash balance, committed funding capacity and access to diverse funding sources and we also manage interest rate and currency risks.  Our credit ratings have improved in 2010 although we remain below investment grade.  As a result, securitization continues to represent a substantial portion of our funding mix as this remains more cost effective than unsecured funding and allows us access to a wider investor base.  For an additional discussion of our 2011 funding plan, refer to the “Funding — Term Funding Plan” and “Quantitative and Qualitative Disclosures About Market Risk” sections of Item 7 and Item 7A, respectively, of Part II of our 10-K Report.

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

Business Performance

We review our business performance from several perspectives, including:

•
On-balance sheet basis – includes the finance receivables and leases we own and securitized receivables and leases that remain on our balance sheet (includes other structured financings and factoring transactions that have features similar to securitization transactions);

•
Securitized off-balance sheet basis – includes receivables sold in securitization transactions that, when sold, do not remain on our balance sheet (off-balance sheet receivables were zero at December 31, 2010);

•
Managed basis – includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables, and securitized off-balance sheet receivables that we continue to service; and

•	Serviced basis – includes managed receivables and leases, and receivables sold in whole-loan sale transactions where we retain no interest in the sold receivables, but which we continue to service.

We analyze our financial performance primarily on a managed and on-balance sheet basis.  We retained interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, we had credit risk.  As a result, we evaluate credit losses, receivables, and leverage on a managed basis as well as on an on-balance sheet basis.  At December 31, 2010 we did not have any securitized off-balance sheet receivables.  In contrast, we do not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result, we generally review the performance of our serviced portfolio only to evaluate the effectiveness of our origination and collection activities.  To evaluate the performance of these activities, we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Full Year 2010 Compared with Full Year 2009

In 2010, our net income was about $2 billion, compared with net income of $1.3 billion in 2009.  On a pre-tax basis, we earned $3.1 billion in 2010, compared with earnings of $2 billion in 2009.  The improvement in pre-tax earnings primarily reflected:

•	A lower provision for credit losses primarily related to a lower allowance for credit losses and improved charge-off performance (about $1.2 billion);
•	Lower depreciation expense for leased vehicles due to higher auction values (about $580 million);
•	Higher financing margin primarily attributable to lower borrowing costs (about $180 million);
•	Lower operating costs (about $115 million); and
•	The non-recurrence of a valuation allowance for Australian finance receivables sold in 2009 (about $50 million).

These factors were offset partially by:

•	Lower volume primarily related to lower average receivables (about $440 million);
•	The non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $320 million);
•	Higher net losses related to debt calls and repurchases (about $160 million); and
•	The non-recurrence of net gains related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($135 million).

Results of our operations by business segment and unallocated risk management for 2010 and 2009 are shown below:

	Full Year
	2010	2009	2010 Over/(Under) 2009
Income/(Loss) before income taxes	(in millions)
North America Segment	$2,785	$1,905	$880
International Segment	354	46	308
Unallocated risk management	(85)	50	(135)
Income before income taxes	3,054	2,001	1,053
Provision for income taxes and Gain on disposal of discontinued operations	1,106	722	384
Net income	$1,948	$1,279	$669

The increase in North America Segment pre-tax earnings primarily reflected a lower provision for credit losses, improved residual performance on returned vehicles, lower operating costs, and higher financing margin.  These factors were offset partially by lower volume, the non-recurrence of net gains related to unhedged currency exposure primarily from cross-border intercompany lending, and higher net losses related to debt repurchases.

The increase in International Segment pre-tax results primarily reflected a lower provision for credit losses, improved margin, the non-recurrence of a valuation allowance for Australian finance receivables sold in 2009, and lower losses on residual-based products.  These factors were offset partially by lower volume.

The change in unallocated risk management income reflected net losses related to market valuation adjustments to derivatives.  For additional information on our unallocated risk management, see Note 19 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Full Year 2009 Compared with Full Year 2008

In 2009, our net income was $1.3 billion, compared with a net loss of $1.5 billion in 2008.  On a pre-tax basis, we earned $2 billion in 2009, compared with a loss of $2.6 billion in 2008.  The improvement in pre-tax earnings primarily reflected:

•	The non-recurrence of the 2008 impairment charge to our North America Segment operating lease portfolio (about $2.1 billion);
•	Lower depreciation expense for leased vehicles and lower residual losses on returned vehicles due to higher auction values (about $1.9 billion);
•	A lower provision for credit losses primarily related to non-recurrence of higher severity offset partially by higher repossessions (about $800 million);
•	The non-recurrence of net losses related to market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($367 million);
•	Net gains related to unhedged currency exposure primarily from cross-border intercompany lending (about $320 million);
•	Lower net operating costs (about $200 million); and
•	Higher financing margin primarily attributable to lower borrowing costs (about $100 million).

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

For additional information on the 2008 impairment charge, refer to the “Results of Operations — Impairment of Net Investment in Operating Leases” section of Item 7 of Part II of our 10-K Report for the period ending December 31, 2009.

Results of our operations by business segment and unallocated risk management for 2009 and 2008 are shown below:

	Full Year
	2009	2008	2009 Over/(Under) 2008
Income/(Loss) before income taxes	(in millions)
North America Segment	$1,905	$(2,749)	$4,654
International Segment	46	507	(461)
Unallocated risk management	50	(317)	367
Income/(Loss) before income taxes	2,001	(2,559)	4,560
Provision for/(Benefit from) income taxes and Gain on disposal of discontinued operations	722	(1,023)	1,745
Net income/(loss)	$1,279	$(1,536)	$2,815

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

Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles are shown below:

	Full Year
	2010	2009	2008
	(in thousands)
North America Segment
United States	713	591	1,043
Canada	113	85	149
Total North America Segment	826	676	1,192

International Segment
Europe	354	468	629
Other international	38	49	129
Total International Segment	392	517	758

Total contract placement volume	1,218	1,193	1,950

Shown below are our financing shares of new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe.  Also shown below are our wholesale financing shares of new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Full Year
	2010	2009	2008
United States
Financing share – Ford, Lincoln and Mercury
Retail installment and lease	32%	29%	39%
Wholesale	81	79	77

Europe
Financing share - Ford
Retail installment and lease	26%	28%	28%
Wholesale	99	99	98

North America Segment

In 2010, our total contract placement volumes were 826,000, up 150,000 contracts from a year ago.  This increase primarily reflected higher sales of new Ford, Lincoln and Mercury vehicles and higher Ford, Lincoln and Mercury financing share.  Higher Ford, Lincoln and Mercury financing share was primarily explained by changes in Ford’s marketing programs that favored us.

International Segment

In 2010, our total contract placement volumes were 392,000, down 125,000 contracts from a year ago.  This decrease primarily reflected the discontinuation of financing for Jaguar, Land Rover, Mazda, and Volvo, the non-recurrence of government vehicle scrappage programs in Europe, and the transition of Mexico’s retail financing business to another finance provider.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our finance receivables and operating leases are shown below:

	December 31,
	2010	2009	2008
	(in billions)
Receivables – On-Balance Sheet
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$39.1	$42.3	$49.5
Non-Consumer
Wholesale	13.3	13.3	14.0
Dealer Loan and other	1.9	1.9	2.2
Total North America Segment – finance receivables (a)	54.3	57.5	65.7
Finance receivables - International Segment
Consumer
Retail installment and direct financing leases	10.6	14.0	16.0
Non-Consumer
Wholesale	8.7	9.1	13.7
Dealer Loan and other	0.4	0.5	0.6
Total International Segment – finance receivables (a)	19.7	23.6	30.3
Unearned interest supplements	(1.9)	(1.9)	(1.3)
Allowance for credit losses	(0.8)	(1.3)	(1.4)
Finance receivables, net	71.3	77.9	93.3
Net investment in operating leases (a)	10.0	14.6	22.5
Total receivables – on-balance sheet (b)	$81.3	$92.5	$115.8

Memo:
Total receivables – managed (c)	$83.2	$94.5	$117.7
Total receivables – serviced (d)	83.2	94.6	118.0

(a)
At December 31, 2010 and 2009, includes consumer receivables before allowance for credit losses of $35.8 billion and $44.9 billion, respectively, and non-consumer receivables before allowance for credit losses of $18.7 billion and $19.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements.  In addition, at December 31, 2010 and 2009, includes net investment in operating leases before allowance for credit losses of $6.2 billion and $10.4 billion, respectively, that have been included in securitization transactions but continue to be included in our financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements.

(b)	Includes allowance for credit losses of $854 million and $1.5 billion at December 31, 2010 and 2009, respectively.
(c)
Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of about $1.9 billion at December 31, 2010 and 2009; and includes off-balance sheet retail receivables of about $100 million at December 31, 2009.

(d)	Includes managed receivables and receivables sold in whole-loan sale transactions where we retain no interest, but which we continue to service of about $100 million at December 31, 2009.

Receivables decreased from year-end 2009, primarily reflecting the discontinuation of financing for Jaguar, Land Rover, Mazda, and Volvo and lower industry volumes in recent years.  At December 31, 2010, the Jaguar, Land Rover, Mazda, and Volvo financing portfolio represented about 4% of our managed receivables.  In addition, the Mercury financing portfolio represented about 3% of our managed receivables at December 31, 2010.  These percentages will decline over time.

As of January 1, 2008, Ford began paying interest supplements and residual value support to us at the time we purchase eligible contracts from dealers.  The amount of unearned interest supplements for finance receivables was $1.9 billion at December 31, 2010 and at December 31, 2009 included in Finance receivables, net.  The amount of unearned interest supplements and residual support payments for net investment in operating leases was $863 million at December 31, 2010, compared with $1.1 billion at December 31, 2009 included in Other liabilities and deferred income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At December 31, 2010, in the United States and Canada, Ford is obligated to pay us about $269 million of interest supplements and $26 million of residual value support payments over the terms of the related finance contracts and operating leases, compared with about $1 billion of interest supplements and about $180 million of residual value support at December 31, 2009, in each case for contracts purchased prior to January 1, 2008.  The unpaid interest supplements and residual value support payment obligations on these contracts will continue to decline as the contracts liquidate.  For additional information on our finance receivables and net investment in operating leases, see Notes 3, 4, and 18 of our Notes to the Financial Statements.

Credit Risk

Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms.  Credit risk has a significant impact on our business.  We actively manage the credit risk of our consumer (retail installment and lease) and non-consumer (wholesale and dealer loan) segments to balance our level of risk and return.  The allowance for credit losses included on our balance sheet is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet.  Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance.

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay.  As of December 31, 2010, about 5% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified as high risk at contract inception, about the same as year-end 2009.  For additional information on the quality of our receivables, see Note 3 of our Notes to the Financial Statements.

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

	Full Year
	2010	2009	2008
	(in millions)
Charge-offs – On-Balance Sheet
Retail installment and lease	$416	$989	$1,089
Wholesale	(5)	94	29
Dealer loan and other	4	12	17
Total charge-offs – on-balance sheet	$415	$1,095	$1,135

Loss-to-Receivables Ratios – On-Balance Sheet
Retail installment and lease	0.65%	1.25%	1.10%
Wholesale	(0.03)	0.45	0.09
Total loss-to-receivables ratio (including dealer loan and other) – on-balance sheet	0.47%	1.07%	0.84%

Memo:
Total charge-offs – managed (in millions)	$415	$1,100	$1,166
Total loss-to-receivables ratio (including dealer loan and other) – managed	0.47%	1.07%	0.84%

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

In 2010 charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions, lower severity and lower wholesale and dealer loan net losses.  Charge-offs in Europe decreased primarily reflecting lower losses in Germany and Spain.  For additional information on severity, refer to the “Critical Accounting Estimates — Allowance for Credit Losses” section of Item 7 of Part II of our 10-K Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio.  This portfolio was 69% of our worldwide on-balance sheet portfolio of retail installment receivables and net investment in operating leases at December 31, 2010.  Trends and causal factors are consistent with the worldwide results, with repossessions down 30,000 units in 2010 from a year ago, reflecting improved portfolio performance, fewer accounts outstanding and the improved economic environment.  Severity was lower by $1,400 per unit from a year ago, mainly due to improvements in auction values in the used vehicle market.

	Full Year
	2010	2009	2008
On-Balance Sheet
Charge-offs (in millions)	$280	$635	$775
Loss-to-receivables ratio	0.68%	1.32%	1.36%

Other Metrics — Serviced
Repossessions (in thousands)	64	94	81
Repossession ratio (a)	2.41%	3.01%	2.30%
Severity (b)	$6,900	$8,300	$9,900
New bankruptcy filings (in thousands)	42	47	37
Over-60 day delinquency ratio (c)	0.15%	0.24%	0.24%

Memo:
Charge-offs – managed (in millions)	$280	$637	$796
Loss-to-receivables ratio – managed	0.68%	1.32%	1.35%

(a)	Repossessions as a percent of the average number of accounts outstanding during the periods.
(b)	Average loss per disposed repossession.
(c)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.

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

	December 31,
	2010	2009	2008
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$788	$1,479	$1,610
Wholesale	48	43	55
Dealer loan and other	18	27	3
Total allowance for credit losses	$854	$1,549	$1,668

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.32%	2.08%	1.82%
Wholesale	0.22	0.19	0.20
Total including dealer loan and other	1.02%	1.61%	1.40%

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  Our allowance for credit losses decreased from 2009, primarily reflecting the decrease in charge-offs and decline in receivables.  At December 31, 2010, our allowance for credit losses included about $9 million for management’s judgment regarding higher retail loss assumptions in Spain compared with historical trends used in our models.  At December 31, 2009, our allowance for credit losses included about $215 million, which was based on management’s judgment regarding higher retail installment and lease repossession assumptions and higher wholesale and dealer loan default assumptions compared with historical trends used in our models.  At December 31, 2008, our allowance for credit losses included about $210 million, which was based on management’s judgment regarding higher severity assumptions.  The credit quality of our retail and lease originations remains high.

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

The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for 97% of our total investment in operating leases at December 31, 2010:

	Full Year
	2010	2009	2008
	(in thousands)
Placements	120	67	317
Terminations	408	386	381
Returns	281	314	327

Memo:
Return rates	69%	81%	86%

In 2010, placement volumes were up 53,000 units compared with 2009, primarily reflecting higher industry sales, higher Ford market share and changes in Ford’s marketing programs.  Termination volumes increased by 22,000 units compared with last year, reflecting higher placement volumes in 2007.  Return volumes decreased 33,000 units compared with last year, primarily reflecting lower return rates, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant fourth quarter 2010 vehicle mix for lease terms comprising 59% of our active Ford, Lincoln and Mercury brand U.S. operating lease portfolio:

	Full Year
	2010	2009	2008
	(in thousands)
Returns
24-Month term	39	60	88
36-Month term	71	65	61
39-Month/Other term	49	34	19
Total returns	159	159	168

Memo:
Return rates	65%	78%	88%

Auction Values at Constant Fourth Quarter 2010 Vehicle Mix
24-Month term	$19,120	$18,225	$16,645
36-Month term	15,510	14,145	13,180

In 2010, Ford, Lincoln and Mercury brand U.S. return volumes were equal to 2009, primarily reflecting a lower return rate, down thirteen percentage points to 65%, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase offset by higher termination volume.  Auction values at constant fourth quarter 2010 mix were up $895 per unit from 2009 levels for vehicles under 24-month leases, and up $1,365 for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market.

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

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2008 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody’s			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2008	B	R-4	Stable	BB-	B	Negative	B1	NP	Stable	B	B-3	Stable
June 2008	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B	B-3	Negative
July 2008	B	R-4	Negative	BB-	B	Negative	B1	NP	Negative	B-	NR	Negative
Aug. 2008	B	R-4	Negative	B+	B	Negative	B1	NP	Negative	B-	NR	Negative
Oct. 2008	B	R-4	Negative	B-	C	Negative	B2	NP	Negative	B-	NR	Negative
Nov. 2008	B (low)	R-5	Negative	B-	C	Negative	B3	NP	Negative	CCC+	NR	Negative
Dec. 2008	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+	NR	Negative
July 2009	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+	NR	Developing
Aug. 2009	B (low)	R-5	Stable	B	C	Stable	Caa1	NP	Negative	CCC+	NR	Developing
Sep. 2009	B (low)	R-5	Stable	B	C	Stable	Caa1	NP	Review	CCC+	NR	Developing
Nov. 2009	B (low)	R-5	Positive	B	C	Positive	B3	NP	Review	B-	NR	Stable
Dec. 2009	B	R-5	Stable	B	C	Positive	B3	NP	Review	B-	NR	Stable
Jan. 2010	B	R-5	Stable	B+	B	Positive	B3	NP	Review	B-	NR	Stable
Mar. 2010	B (high)	R-4	Positive	B+	B	Positive	B1	NP	Review	B-	NR	Stable
Apr. 2010	B (high)	R-4	Positive	BB-	B	Positive	B1	NP	Review	B-	NR	Positive
May 2010	B (high)	R-4	Positive	BB-	B	Positive	Ba3	NP	Stable	B-	NR	Positive
Aug. 2010	BB	R-4	Stable	BB-	B	Stable	Ba3	NP	Stable	B+	NR	Positive
Oct. 2010	BB	R-4	Stable	BB-	B	Stable	Ba2	NP	Stable	B+	NR	Positive
Jan. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	B+	NR	Positive
Feb. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-*	NR	Positive

*	S&P assigns FCE a long-term senior unsecured credit rating of BB, maintaining a one notch differential versus Ford Credit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy is to have sufficient liquidity to enable us to profitably support Ford, its dealers and customers in all economic environments.  We maintain a substantial cash balance, committed funding capacity and access to diverse funding sources and we also manage interest rate and currency risks.  Our credit ratings improved in 2010 though we remain below investment grade levels.  As a result, securitization continues to represent a substantial portion of our funding mix as this market remains more cost effective than unsecured funding and allows us access to a wider investor base.  We expect our unsecured funding mix to increase as we are able to source term funding from the unsecured markets on increasingly favorable terms.  In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing).  We also have an application pending for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation (“ILC”) that could provide a limited source of funding.  Additionally, in the second quarter of 2010, we published notice of our intent to apply for a bank charter in Canada.

In 2010, we completed about $19 billion of public and private securitization funding in the United States, Canada and Europe across all asset classes, including $2 billion in the fourth quarter.  We also completed about $6 billion of unsecured funding globally, including $1 billion in the fourth quarter.  We extended the term of our funding by issuing unsecured debt at longer tenors and selling longer term subordinate notes of our securitization transactions.  Our credit spreads improved significantly compared to 2009 levels reflecting improved credit profiles of Ford and Ford Credit, strong investor demand for our debt transactions and supportive markets.

At December 31, 2010, we had committed capacity totaling $34.3 billion, about equal to 2009 year-end levels.  About 69% of our committed capacity, as of December 31, 2010, is up for renewal in 2011.  Our renewal strategy is to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.  Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities mature.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate.  Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk.  For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 10-K Report

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets for the types of asset-backed securities used in our asset-backed funding and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on our ability to access debt and derivatives markets, or renew our committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to our funding plan.  As a result of such events or regulation, we may need to reduce new originations thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.

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

We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, Mexico, and other international markets.  At December 31, 2010, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $4.5 billion.  At present, all of our short-term credit ratings by NRSROs are below the Tier-2 category, and as a result we have limited access to the unsecured commercial paper market and our unsecured commercial paper cannot be held by money market funds.  At December 31, 2010, the principal amount outstanding of our unsecured commercial paper was about $80 million which represents issuance under our commercial paper program in Mexico.

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

U.S. Financial Industry Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted July 21, 2010 to reform practices in the financial services industries, including automotive financing and securitization of automotive finance receivables.  Since its enactment, the Act has briefly interrupted the securitization market on several occasions.  Each time, temporary or indefinite regulatory clarifications have reopened the markets.  The Act is subject to significant rulemaking, and we cannot predict the impact of the Act and the resulting regulations on our business until such rulemaking is complete.  For additional information on how the Act may impact our business, refer to “Item 1A. Risk Factors”.

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”).  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  TALF expired in March 2010.  At December 31, 2010, the outstanding balance of our asset-backed securities that were TALF-eligible at issuance was $7.7 billion, compared with $8.1 billion at December 31, 2009 reflecting issuance of $2.3 billion in the first quarter of 2010 more than offset by amortization of about $2.7 billion in 2010.  The outstanding balance of our asset-backed securities that were TALF-eligible at issuance will decline to zero over time as the debt continues to amortize and no new securities are issued.

European Central Bank (“ECB”) Open Market Operations.  FCE is eligible to access liquidity through the ECB’s open market operations program.  This program allows eligible counterparties to use eligible assets (including asset-backed securities) as collateral for short-term liquidity.  During 2010, FCE repaid all ECB funding relating to retained asset-backed securities with the majority of previously retained asset-backed securities now placed with traditional public term securitization investors.  FCE continues to obtain funding from the ECB under a longstanding credit claim program using certain of its German wholesale receivables as collateral.  At December 31, 2010, FCE had $67 million of funding from the ECB, down from $1.8 billion at December 31, 2009.

Cost of Funding Sources

The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate.  Spreads are typically measured in basis points.  Our asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate (“LIBOR”), or other comparable benchmark rates.  Our floating rate demand notes funding costs change depending on market conditions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition to enhancing our liquidity, one of the main reasons that securitization remains a primary funding source has been the cost advantage our securitization transactions offer over our unsecured long-term debt funding.  During 2010, our spreads on the three-year fixed rate notes offered in our U.S. public retail securitization transactions decreased from 92 to 25 basis points over the relevant benchmark rates.  During 2010, our U.S. unsecured long-term debt transaction spreads ranged from 414 to 444 basis points over the relevant benchmark rates, though spreads have tightened to 231 basis points for our 2011 issuance.

Funding Portfolio

Our outstanding debt and off-balance sheet securitization transactions were as follows on the dates indicated:

	December 31,
	2010	2009	2008
	(in billions)
Debt
Asset-backed commercial paper (a)(b)	$6.6	$6.4	$11.5
Other asset-backed short-term debt (a)	1.2	4.5	5.6
Ford Interest Advantage (c)	4.5	3.6	2.0
Unsecured commercial paper	0.1	0.0	0.0
Other short-term debt	0.9	0.9	1.0
Total short-term debt	13.3	15.4	20.1
Unsecured long-term debt (including notes payable within one year)	33.8	38.9	51.2
Asset-backed long-term debt (including notes payable within one year) (a)	35.8	42.0	55.2
Total debt	82.9	96.3	126.5

Off-Balance Sheet Securitization Transactions
Securitized off-balance sheet portfolio	—	0.1	0.6
Retained interest	—	0.0	(0.1)
Total off-balance sheet securitization transactions	—	0.1	0.5
Total debt plus off-balance sheet securitization transactions	$82.9	$96.4	$127.0

Ratios
Securitized funding to managed receivables	52%	56%	62%
Short-term debt and notes payable within one year to total debt	47	43	50
Short-term debt and notes payable within one year to total capitalization	42	39	46

(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(b)
At December 31, 2010 and 2009, we did not have any asset-backed commercial paper sold to the the U.S. government-sponsored Commercial Paper Funding Facility  ("CPFF").  At December 31, 2008, includes asset-backed commercial paper sold to the CPFF of $7 billion.

(c)	The Ford Interest Advantage program consists of our floating rate demand notes.

At December 31, 2010, unsecured long-term debt (including notes payable within one year) was down about $5 billion from year-end 2009, primarily reflecting about $11 billion of debt maturities, repurchases, and calls, offset partially by about $6 billion of new unsecured long-term debt issuance.  Remaining unsecured long-term debt maturities are as follows: 2011 — $9 billion; 2012 — $7 billion; 2013 — $5 billion; and the remainder thereafter.

We are projecting 2011 year-end managed receivables in the range of $80 to $85 billion and securitized funding to represent about 53% to 57% of total managed receivables.  It is our expectation that this percentage will decrease over time reflecting our ability to obtain term funding from the unsecured markets on increasingly favorable terms.

At December 31, 2010, asset-backed long-term debt (including notes payable within one year) was down about $6 billion from year-end 2009, reflecting asset-backed long-term debt amortization in excess of issuance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Funding Plan

The following table shows our public and private term funding issuances in 2009 and 2010 and our planned issuances for 2011:

	2011
	Forecast	2010	2009
	(in billions)
Public Term Funding
Unsecured	$6 – 8	$6	$5
Securitization Transactions	12 – 6	11	15
Total public term funding	$19 – 24	$17	$20

Private Term Funding*	$4 – 8	$8	$11

*	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper program.

In 2010, we completed about $17 billion of public term funding transactions, including: about $5 billion of retail asset-backed securitization transactions; about $3 billion of wholesale asset-backed securitization transactions; about $3 billion of lease asset-backed securitization transactions; and about $6 billion of unsecured issuances.   We also completed about $8 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program) primarily reflecting securitization transactions across all regions and asset classes.

Through February 24, 2011, we completed about $3 billion of public term funding transactions, including about $2 billion for retail and wholesale asset-backed securitization transactions in the United States and $1 billion of unsecured issuance in the United States.  We also completed about $2 billion of private term funding transactions, primarily reflecting retail, lease, and wholesale asset-backed transactions in the United States, Europe, and Mexico.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

We define liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, our FCAR Owner Trust retail securitization program (“FCAR”), and credit facilities), less asset-backed capacity in excess of eligible receivables and cash and cash equivalents required to support on-balance sheet securitization transactions.  We have multiple sources of liquidity, including committed asset-backed funding capacity.

	December 31,
	2010	2009	2008
	(in billions)

Cash, cash equivalents, and marketable securities*	$14.6	$17.3	$23.6

Committed liquidity programs	$24.2	$23.2	$28.0
Asset-backed commercial paper FCAR	9.0	9.3	15.7
Credit facilities	1.1	1.3	2.0
Committed capacity	$34.3	$33.8	$45.7
Committed capacity and cash	$48.9	$51.1	$69.3
Less: Capacity in excess of eligible receivables	(6.3)	(6.5)	(4.8)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(4.2)	(5.2)	(5.5)
Liquidity	$38.4	$39.4	$59.0
Less: Utilization	(15.8)	(18.3)	(37.6)
Liquidity available for use	$22.6	$21.1	$21.4

*	Excludes marketable securities related to insurance activities.

At December 31, 2010, committed capacity and cash shown above totaled $48.9 billion, of which $38.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $6.3 billion and cash required to support on-balance sheet securitization transactions of $4.2 billion).  At December 31, 2010, $15.8 billion was utilized, leaving $22.6 billion available for use (including $10.4 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities and cash and cash equivalents to support on-balance sheet securitization transactions).

At December 31, 2010, our liquidity available for use was higher than year-end 2009 by about $1.5 billion, reflecting cash payments for debt maturities, repurchases and calls, distributions, and tax payments that were lower than the liquidity generated from the impact of lower receivables, profits and new debt issuances.  Liquidity available for use was 27% of managed receivables.

In addition to the $22.6 billion of liquidity available for use, the $6.3 billion of capacity in excess of eligible receivables provides us with an alternative for funding future purchases or originations and gives us flexibility to shift capacity among markets and asset classes.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2010, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $14.6 billion, compared with $17.3 billion at year-end 2009.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment grade institutions, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of certain foreign governments, foreign government agencies and supranational institutions, and money market funds that invest primarily in federal agency securities, U.S. Treasury bills, and other short-term investment grade securities.  The average maturity of these investments ranges from 90 days to up to one-year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our on-balance sheet securitization transactions of $4.2 billion at December 31, 2010 and $5.2 billion at December 31, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our substantial liquidity and cash balance have provided the opportunity to selectively repurchase and call our unsecured debt on the open market.  In 2010, we repurchased about $2.9 billion and called about $2.1 billion of our unsecured debt maturities.

Committed Liquidity Programs.  We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions.  Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24.2 billion at December 31, 2010 ($12.5 billion retail, $9.4 billion wholesale, and $2.3 billion lease assets) of which about $7.5 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.4 billion having maturities within the next twelve months (of which $3 billion relates to FCE commitments), and the remaining balance having maturities between March 2012 and May 2015.  We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions.  Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates.  At December 31, 2010, $8.6 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.  For additional information on our committed liquidity programs, see Note 9 of our Notes to the Financial Statements.

Credit Facilities

Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	December 31,
	2010	2009	2008
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.0	$0.0	$0.3
FCE bank lines	1.1	1.3	1.7
Utilized amounts	(0.5)	(0.7)	(0.6)
Available credit facilities	$0.6	$0.6	$1.4

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$9.0	$9.3	$15.7

At December 31, 2010, we and our majority owned subsidiaries, including FCE, had $1.1 billion of contractually committed unsecured credit facilities with financial institutions.  We had $568 million available for use, of which $510 million expire in 2011 and $58 million expire in 2012.  Almost all of our contractually committed unsecured credit facilities are FCE worldwide credit facilities and may be used, at FCE’s option, by any of FCE’s direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding.

In addition, at December 31, 2010, we had about $9 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $4.3 billion expire in 2011, $348 million expire in 2012, and $4.4 billion expire in 2013.  Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At December 31, 2010, about $9 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt, or FCAR’s purchase of our asset-backed securities.  At December 31, 2010, the outstanding commercial paper balance for the FCAR program was $6.7 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Liquidity Profile

We define our balance sheet liquidity profile as the cumulative maturities of our finance receivables, investment in operating leases, and cash less the cumulative debt maturities over upcoming annual periods.  The following table shows our balance sheet liquidity profile for the periods presented as of December 31, 2010:

	Cumulative Maturities
	Through 2011	Through 2012	Through 2013	Through 2014 and Beyond
	(in billions)
Finance receivables (a), investment in operating leases (b) and cash (c)	$63.6	$80.5	$89.8	$97.1
Debt	(47.4)	(60.8)	(69.1)	(83.0)
Finance receivables, investment in operating leases and cash over/(under) debt	$16.2	$19.7	$20.7	$14.1

(a)	Finance receivables net of unearned income.
(b)	Investment in operating leases net of accumulated depreciation.
(c)	Cash includes cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities) at December 31, 2010.

Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash.  Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination.  For additional information on maturities of finance receivables and debt, see Notes 3 and 9 of our Notes to the Financial Statements.  The 2011 finance receivables maturities in the table above include all of the wholesale receivables maturities that are otherwise shown in Note 3 as extending beyond 2011 and also include expected prepayments for our retail installment sale contracts and investment in operating leases.  The table above also reflects the following adjustments to debt maturities in Note 9 to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2011 maturities include all of the wholesale securitization transactions that otherwise extend beyond 2011; and
•
Retail securitization transactions under certain committed liquidity programs are treated as amortizing on January 1, 2011 instead of amortizing after the contractual maturity of those committed liquidity programs that otherwise extend beyond January 1, 2011.

Liquidity Risks

Despite our diverse sources of liquidity, our ability to maintain this liquidity may be affected by the following factors (not necessarily listed in order of importance or probability of occurrence):

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding, and revolving structures.  We also sell finance receivables in structured financing transactions.  Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions.  Our securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide.  We completed our first securitization transaction in 1988, and regularly securitize assets, purchased or originated, in the United States, Canada, Mexico, and European countries.

All of our securitization transactions involve sales to consolidated entities or we maintain control over the assets, and, therefore, the securitized assets and related debt remain on our balance sheet.  All of our securitization transactions since the first quarter of 2007 have been on-balance sheet transactions.  Both on- and off-balance sheet securitization transactions have an effect on our financial condition, operating results, and liquidity.

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

•
Wholesale Securitization – If the payment rates on wholesale receivables in the securitization trust are lower than specified levels or if there are significant dealer defaults, we will be unable to obtain additional funding and any existing funding would begin to amortize.

•
Retail Warehouse – If credit losses or delinquencies in our portfolio of retail assets exceed specified levels, we will be unable to obtain additional funding from the securitization of retail installment sale contracts through our retail warehouse facility  (i.e., a short-term credit facility under which draws are backed by the retail contracts).

•
Lease Warehouse – If credit losses or delinquencies in our portfolio of retail lease contracts exceed specified levels, we will be unable to obtain additional funding from the securitization of retail lease contracts through our lease warehouse facility  (i.e., a credit facility under which draws are backed by the retail lease contracts).

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
•
Performance of assets in our previous securitization transactions – If assets in our existing securitization transactions deteriorate significantly, we may not be able to access the market, particularly in public transactions where asset performance is publicly available and/or the costs to securitize may increase.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On-Balance Sheet Arrangements

All of our securitization transactions involve sales to consolidated entities or we maintain control over the assets and, therefore, the securitized assets and related debt remain in our financial statements.  We expect our future securitization transactions to continue to be on-balance sheet.  We believe on-balance sheet arrangements are more transparent to our investors.  Securitized assets are only available to repay the related asset-backed debt and to pay other securitization investors and other participants.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  This debt is not our legal obligation or the legal obligation of our other subsidiaries.

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions:

	December 31,
	2010			2009
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt	Cash and Cash Equivalents	Finance Receivable and Net Investment in Operating Leases (a)	Related Debt
	(in billions)
Finance Receivables
North America Segment
Retail installment (b)	$1.9	$28.7	$23.6	$2.0	$35.0	$28.3
Wholesale	0.2	12.8	8.6	0.1	12.6	6.3
Total North America Segment	2.1	41.5	32.2	2.1	47.6	34.6
International Segment
Retail installment (b)	1.0	7.1	5.2	1.4	9.9	7.4
Wholesale	0.3	5.9	3.2	0.4	6.9	4.3
Total International Segment	1.3	13.0	8.4	1.8	16.8	11.7
Total finance receivables	3.4	54.5	40.6	3.9	64.4	46.3
Net investment in operating leases	0.8	6.2	3.0	1.3	10.4	6.6
Total on-balance sheet arrangements	$4.2	$60.7	$43.6	$5.2	$74.8	$52.9

(a)	Before allowances for credit losses. Unearned interest supplements are excluded from securitization transactions.
(b)	Includes direct financing leases.

For additional information on our on-balance sheet arrangements, see Note 6 of our Notes to the Financial Statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements (off-balance sheet securitization transactions and whole-loan sale transactions, excluding sales of businesses and liquidating portfolios) since the first quarter of 2007, which is consistent with our plan to execute on-balance sheet securitization transactions. For additional information on our off-balance sheet arrangements, see Note 6 of our Notes to the Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure.  We refer to our shareholder’s interest as equity.  We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity

Retained
Interest in
				Securitized Off-balance		Securitized Off-balance		Cash, Cash Equivalents		Adjustments for Derivative
		Total Debt	+	Sheet	-	Sheet	-	and Marketable	-	Accounting
				Receivables		Receivables		Securities (a)		on Total Debt (b)
Managed Leverage	=
Adjustments for
						Equity	-	Derivative Accounting
on Equity (b)

(	a)	Excludes marketable securities related to insurance activities.
(	b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	December 31,
	2010	2009	2008

Total debt	$82.9	$96.3	$126.5
Equity	10.3	11.0	10.6
Financial statement leverage (to 1)	8.0	8.8	12.0

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	December 31,
	2010	2009	2008

Total debt	$82.9	$96.3	$126.5
Securitized off-balance sheet receivables outstanding	—	0.1	0.6
Retained interest in securitized off-balance sheet receivables	—	0.0	(0.1)
Adjustments for cash, cash equivalents, and marketable securities (a)	(14.6)	(17.3)	(23.6)
Adjustments for derivative accounting (b)	(0.3)	(0.2)	(0.4)
Total adjusted debt	$68.0	$78.9	$103.0

Equity	$10.3	$11.0	$10.6
Adjustments for derivative accounting (b)	(0.1)	(0.2)	(0.2)
Total adjusted equity	$10.2	$10.8	$10.4

Managed leverage (to 1)	6.7	7.3	9.9

(a)	Excludes marketable securities related to insurance activities.
(b)	Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business.  At December 31, 2010, our managed leverage was 6.7 to 1, compared with 7.3 to 1 at December 31, 2009.  Based on our present analysis of the quality of our assets, we believe the appropriate leverage would be in the range of 10-11 to 1.  Longer term, we expect to return our leverage to the appropriate level consistent with our analysis of the quality of the assets.  Our managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford.  In 2010, we paid $2.5 billion in cash distributions to our parent, Ford Holdings LLC.  For additional information on our planned distributions, refer to the “Outlook” section of Item 7 of Part II of our 10-K Report.

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others.  Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements.  Long-term debt may have fixed or variable interest rates.  For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties.  In addition, we enter into contracts with suppliers for purchases of certain services, including operating lease commitments.  These arrangements may contain minimum levels of service requirements.  Our aggregate contractual obligations as of December 31, 2010 are shown below:

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	2016 and Thereafter
	(in millions)
Long-term debt obligations*	$69,705	$25,802	$28,244	$11,591	$4,068
Interest payments relating to long-term debt	9,034	3,026	3,567	1,665	776
Operating lease obligations	68	18	29	10	11
Total	$78,807	$28,846	$31,840	$13,266	$4,855

*	Excludes fair value adjustments of $302 million and unamortized discounts of $399 million.

Liabilities recognized for uncertain tax benefits of $533 million are excluded from the table above.  Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment.  For additional information on income taxes, see Note 10 of our Notes to the Financial Statements.

For additional information on our long-term debt and operating lease obligations, see Notes 9 and 21, respectively, of our Notes to the Financial Statements.

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

Allowance for Credit Losses

The allowance for credit losses is our estimate of the probable credit losses inherent in finance receivables and operating leases at the date of the balance sheet.  Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance.  Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.  For additional information regarding our allowance for credit losses, see Note 5 of our Notes to the Financial Statements.

Nature of Estimates Required.  We estimate the probable credit losses inherent in finance receivables and operating leases based on several factors.

Consumer Segment:  The retail installment and lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions.  Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models.  Reasons for imprecision include changes in economic trends and conditions, portfolio composition, and other relevant factors.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sensitivity Analysis.  Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses.  The effect of the indicated increase/decrease in the assumptions for our Ford, Lincoln and Mercury brand U.S. retail and lease portfolio is as follows:

Increase/(Decrease)
	Percentage Point Change	December 31, 2010 Allowance for Credit Losses	2010 Expense
(in millions)
Assumption
Repossession rates*	+/- 0.1 pt.	$20/$(20)	$20/$(20)
Loss severity	+/- 1.0	10/(10)	10/(10)

*	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.

Non-Consumer Segment.  The wholesale and dealer loan portfolio is evaluated by segmenting individual loans into risk pools, which are determined by the risk characteristics of the loan (such as the amount of the loan, the nature of collateral, and the financial status of the dealer).  The risk pools are analyzed to determine if individual loans are impaired, and an allowance is estimated for the expected loss of these loans.

Changes in our assumptions affect the Provision for credit losses on our consolidated statement of operations and the allowance for credit losses contained within Finance receivables, net and Net investment in operating leases on our balance sheet.

Accumulated Depreciation on Vehicles Subject to Operating Leases

Accumulated depreciation on vehicles subject to operating leases reduces the value of the leased vehicles in our operating lease portfolio from their original acquisition value to their expected residual value at the end of the lease term.  For additional information on net investment in operating leases, including the amount of accumulated depreciation, see Note 4 of our Notes to the Financial Statements.

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

Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer.  Over the last three years, termination volume in the North America segment has been between 381,000 and 408,000 units annually of which between 281,000 and 327,000 have been returned annually.

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

Sensitivity Analysis.  For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle.  At December 31, 2010, if future auction values for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to decrease by one percent from our present estimates, the effect would be to increase the depreciation on these vehicles by about $25 million.  Similarly, if return volumes for our existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to increase by one percent from our present estimates, the effect would be to increase our depreciation on these vehicles by about $2 million.  These increases in depreciation would be charged to depreciation expense during the 2011 through 2014 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value.  Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the consolidated statement of operations in Depreciation on vehicles subject to operating leases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

Insurance. In October 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard addressing the deferral of acquisition costs within the insurance industry.  The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts.  The standard is effective for us as of January 1, 2012.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Goodwill and Other.  In December 2010, the FASB issued a new standard modifying the process for impairment testing and evaluation of goodwill for a reporting unit with a zero or negative carrying amount.  The new standard requires entities to perform additional analysis if it is more likely than not that goodwill impairment exists for a reporting unit.  The standard is effective for us as of January 1, 2011.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Business Combinations. In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for us as of January 1, 2011 and we do not expect it will have a material impact on our financial condition, results of operations, and financial statement disclosures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

We expect profits for 2011 to be lower compared with 2010, reflecting primarily the non-recurrence of lower lease depreciation expense and the non-recurrence of allowance for credit loss reductions of the same magnitude as 2010.  The non-recurrence of lower lease depreciation expense is expected because 170,000 fewer leases are scheduled to terminate in 2011 compared with 2010, including about 80,000 leases that were impaired in 2008. This will result in fewer vehicles sold at a gain.  In addition, based on our expected portfolio performance, we anticipate the allowance for credit losses will begin to level off in 2011 at about 0.85% - 0.95% of receivables, down from 1.02% of receivables at year-end 2010 and 1.61% of receivables at year-end 2009, resulting in a smaller amount being released from the allowance for credit losses than in 2010.  We estimate the profit impact of these two items will reduce pre-tax profits by about $1.2 billion in 2011 compared with 2010.

At year-end 2011, we anticipate managed receivables to be in the range of $80 billion to $85 billion.  Subject to our funding plan risks previously described in the “Funding – Overview” section, we expect that a significant portion of our funding will consist of securitization transactions and expect the funding structure required for this level of managed receivables at year-end 2011 to be the following (in billions, except for percentages):

	December 31, 2011
Funding Structure
Ford Interest Advantage	$	~ 5
Asset-backed commercial paper		6	–	7
Term asset-backed securities		37	–	40
Term debt and other		35	–	38
Equity		9	–	10
Cash, cash equivalents, and marketable securities*		(12)	–	(15)
Total funding structure		$80	–	85
Memo:
Securitized funding as a percentage of managed receivables		53	–	57%

*	Excludes marketable securities related to insurance activities.

We expect to pay distributions of about $2 billion in 2011.  We will continue to assess future distributions based on our available liquidity and managed leverage objectives.

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

Automotive Related:
•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geo-political events or other factors;
•	Decline in Ford’s market share or failure to achieve growth;
•	Lower-than-anticipated market acceptance of new or existing Ford products;
•
An increase in or acceleration of market shift beyond Ford’s current planning assumptions from sales of trucks, medium- and large-sized utilities, or other more profitable vehicles, particularly in the United States;

•	An increase in fuel prices, continued volatility of fuel prices, or reduced availability of fuel;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;
•	Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;
•
Economic distress of suppliers may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase Ford’s costs, affect Ford’s liquidity, or cause production constraints or disruptions;

•	Work stoppages at Ford or supplier facilities or other interruptions of production;
•	Single-source supply of components or materials;
•	Restriction on use of tax attributes from tax law “ownership change”;
•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, reputational damage or increased warranty costs;
•	Increased safety, emissions, fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;
•	Unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in Ford products, perceived environmental impacts, or otherwise;
•
A change in Ford’s requirements for parts or materials where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts or to pay a minimum amount to the seller (“take-or-pay contracts”);

•	Adverse effects on Ford’s results from a decrease in or cessation or clawback of government incentives related to capital investments;
•	Adverse effects on Ford’s operations resulting from certain geo-political or other events;
•	Substantial levels of indebtedness adversely affecting Ford’s financial condition or preventing Ford from fulfilling its debt obligations;

Ford Credit Related:
•	A prolonged disruption of the debt and securitization markets;
•
Inability to access debt, securitization or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, regulatory requirements or other factors;

•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
•	Collection and servicing problems related to our finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer or data protection or other laws and regulations resulting in higher costs and/or additional financing restrictions;
•	Imposition of additional costs or restrictions due to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and its implementing rules and regulations;
•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
•	Inability to obtain competitive funding;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General:
•	Fluctuations in foreign currency exchange rates and interest rates;
•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;
•	Labor or other constraints on Ford’s or our ability to maintain competitive cost structure;
•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition; and
•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns); and
•	Inherent limitations of internal controls impacting financial statements and safeguarding of assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

We are exposed to a variety of risks in the normal course of our business.  Our financial condition depends on the extent to which we effectively identify, assess, monitor, and manage these risks.  The principal types of risk to our business include:v

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

During 2010, we continued to prioritize the limited available interest rate derivative capacity for hedging asset backed funding transactions and certain unsecured debt transactions.  The magnitude of our exposure to changes in interest rates during 2010 remained within acceptable limits.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Interest Rate Risk

Nature of Exposure.  Our primary market risk exposure is interest rate risk, and the particular market risk to which we are most exposed is the change in U.S. dollar LIBOR.  Our interest rate risk exposure results principally from “re-pricing risk” or differences in the re-pricing characteristics of assets and liabilities.  An instrument’s re-pricing period is a term used to describe how an interest rate-sensitive instrument responds to changes in interest rates.  It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates.  For fixed-rate instruments, the re-pricing period is equal to the maturity of the instrument’s principal, because the principal is considered to re-price only when re-invested in a new instrument.  For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate.  For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31 would have a re-pricing period of one year on January 1, regardless of the instrument’s maturity.

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

The derivative financial instruments primarily used in our interest rate risk management process are called interest rate swaps.  Our interest rate swaps are agreements with counterparties to either receive a fixed rate of interest in return for us paying a floating rate of interest, or receive a floating rate of interest in return for us paying a fixed rate of interest, based upon a set notional balance.  Interest rate swaps are a common tool used by financial institutions to manage interest rate risk.  For additional information on our derivatives, see Note 12 of our Notes to the Financial Statements.

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

The process described above is used to measure and manage the interest rate risk of our operations in the United States, Canada, and the United Kingdom, which together represented 82% of our total on-balance sheet finance receivables at December 31, 2010.  For our other international affiliates, we use a technique, commonly referred to as “gap analysis,” to measure re-pricing mismatch.  This process uses re-pricing schedules that group assets, debt, and swaps into discrete time-bands based on their re-pricing characteristics.  We then enter into interest rate swaps, when available, which effectively change the re-pricing profile of our debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time-band falls within an established tolerance.

Quantitative Disclosure.  As of December 31, 2010, in the aggregate our debt combined with the derivative instruments economically hedging the debt re-price faster than our assets over the next twelve months.  Other things being equal, this means that during a period of rising interest rates, the interest rates paid on our debt will increase more rapidly than the interest rates earned on our assets, thereby initially reducing our pre-tax cash flow.  Correspondingly, during a period of falling interest rates, we would expect our pre-tax cash flow to initially increase.

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

Our pre-tax cash flow sensitivity as of year-end 2010 and 2009 was as follows:

	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous increase in interest rates	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous decrease in interest rates*
(in millions)
December 31, 2010	$ (22)	$ 22
December 31, 2009	$ 27	$ (27)

*	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Based on assumptions included in the analysis, our sensitivity to a one-percentage point instantaneous increase in interest rates at year-end 2010 was a decrease in our pre-tax cash flow over a twelve-month horizon of $22 million compared to an increase of $27 million at year-end 2009.  Correspondingly, our pre-tax cash flow sensitivity to a one-percentage point instantaneous decrease in interest rates at year-end 2010 was an increase in our pre-tax cash flow over a twelve-month horizon of $22 million compared to a decrease of $27 million at year-end 2009.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

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

As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates as of December 31, 2010 is insignificant.  For additional information on our derivatives, see Note 12 of our Notes to the Financial Statements.

Derivative Notional Values.  The outstanding notional value of our derivatives at the end of each of the years indicated was as follows:

	December 31,
	2010	2009
	(in billions)
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$5	$12
Pay-floating, receive-fixed, excluding securitization swaps	18	16
Securitization swaps	36	42
Caps and floors	3	4
Total interest rate derivatives	$62	$74
Other Derivatives
Cross-currency swaps	1	4
Foreign currency forwards	3	4
Other	*	*
Total notional value	$66	$82

*	Less than $500 million.

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

Derivative Fair Values.  The fair value of net derivative financial instruments (derivative assets less derivative liabilities) as reported on our balance sheet as of December 31, 2010 was $712 million, which was $29 million higher than December 31, 2009.  For additional information see Note 12 of our Notes to the Financial Statements.

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

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses.  Exposure limits are established based on our overall risk tolerance and estimated loss projections which are calculated from ratings-based historical default probabilities.  The exposure limits are lower for lower-rated counterparties and for longer-dated exposures.  Our exposures are monitored on a regular basis and are included in periodic reports to Ford’s Treasurer and our Chief Financial Officer.

Substantially all of our counterparty exposures are with counterparties that are rated single-A or better.  Our guideline for counterparty minimum long-term ratings is BBB-.  For additional information on our derivatives, see Note 12 of our Notes to the Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements, the accompanying Notes and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, “Exhibits and Financial Statement Schedules” and set forth on pages FC-1 through FC-65 immediately following the signature pages of this Report.

Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2010 and 2009 are disclosed in Note 20 of the Notes to the Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010.  The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have none to report.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not required.

ITEM 11. EXECUTIVE COMPENSATION

Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Not required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not required.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Full Year
	2010	2009
	(in millions)
Nature of Services
Audit fees — for audit of the financial statements included in our annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the
Company’s internal controls over financial reporting, statutory financial statement filings, and providing
comfort letters in connection with our funding transactions	$9.4	$9.9

Audit-related fees — for support of funding transactions, attestation services, assistance with interpretation of
accounting standards, and services related to divestitures	1.5	1.9

Tax fees — for tax compliance and the preparation of tax returns, tax consultation, planning and
implementation services, assistance in connection with tax audits, and tax advice related to divestitures	0.9	0.7

All other fees	—	—

Total fees	$11.8	$12.5

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.        Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

Consolidated Statement of Operations for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Balance Sheet, December 31, 2010 and 2009

Consolidated Statement of Shareholder’s Interest for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statement of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008

Notes to the Financial Statements

The Consolidated Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FC-1 through FC-65 immediately following the signature pages of this report.

(a) 2.        Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3.        Exhibits

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-A	Copy of Amended and Restated Support Agreement dated as of November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Amended and Restated Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.1 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-D	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report

Exhibit 24	Powers of Attorney.	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report
Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2010.	Incorporated herein by reference to Ford Motor Company’s Annual Report on Form 10-K for the year ended December 31, 2010. File No. 1-3950.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities on the date indicated.

Signature	Title	Date

/s/ Michael E. Bannister*	Director, Chairman of the Board	February 28, 2011
(Michael E. Bannister)	and Chief Executive Officer (principal executive officer)

/s/ Lewis W. K. Booth*	Director and Audit Committee Chairman	February 28, 2011
(Lewis W. K. Booth)

/s/ Terry D. Chenault*	Director and Executive Vice President –	February 28, 2011
(Terry D. Chenault)	President, Global Operations, Technology and Risk Management

/s/ John T. Noone*	Director and Executive Vice President –	February 28, 2011
(John T. Noone)	President, Strategic & Regulatory Planning and New Business Development

/s/ Neil M. Schloss*	Director and Audit Committee Member	February 28, 2011
(Neil M. Schloss)

/s/ Michael L. Seneski*	Director, Chief Financial Officer and Treasurer	February 28, 2011
(Michael L. Seneski)	(principal financial officer and principal accounting officer)

/s/ Robert L. Shanks*	Director and Audit Committee Member	February 28, 2011
(Robert L. Shanks)

/s/ Bernard B. Silverstone*	Director and Executive Vice President –	February 28, 2011
( Bernard B. Silverstone)	President, Marketing and Sales

* By /s/ Corey M. MacGillivray	Attorney-in-Fact	February 28, 2011
(Corey M. MacGillivray)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholder’s interest and of cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the “Company”)  at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2011

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions)

	For the Years Ended December 31,
	2010	2009	2008
Financing revenue
Operating leases	$3,312	$4,879	$6,519
Retail	2,335	2,940	3,270
Interest supplements and other support costs earned from affiliated companies	3,226	3,725	4,774
Wholesale	894	921	1,721
Other	59	76	133
Total financing revenue	9,826	12,541	16,417
Depreciation on vehicles subject to operating leases	(1,945)	(3,857)	(9,019)
Interest expense	(4,222)	(5,162)	(7,634)
Net financing margin	3,659	3,522	(236)
Other revenue
Insurance premiums earned, net (Note 14)	98	100	140
Other income, net (Note 15)	223	662	957
Total financing margin and other revenue	3,980	4,284	861
Expenses
Operating expenses	1,149	1,262	1,548
Provision for credit losses (Note 5)	(269)	966	1,769
Insurance expenses (Note 14)	46	55	103
Total expenses	926	2,283	3,420
Income/(Loss) before income taxes	3,054	2,001	(2,559)
Provision for/(Benefit from) income taxes (Note 10)	1,106	724	(1,014)
Income/(Loss) from continuing operations	1,948	1,277	(1,545)
Gain on disposal of discontinued operations (Note 13)	—	2	9
Net income/(loss)	$1,948	$1,279	$(1,536)

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$8,347	$10,882
Marketable securities (Note 2)	6,759	6,864
Finance receivables, net (Note 3)	71,302	77,968
Net investment in operating leases (Note 4)	9,956	14,578
Notes and accounts receivable from affiliated companies	1,095	1,090
Derivative financial instruments (Note 12)	1,246	1,862
Other assets (Note 8)	2,991	4,100
Total assets	$101,696	$117,344

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,272	$1,082
Affiliated companies	884	1,145
Total accounts payable	2,156	2,227
Debt (Note 9)	82,879	96,333
Deferred income taxes	1,494	1,816
Derivative financial instruments (Note 12)	534	1,179
Other liabilities and deferred income (Note 8)	4,311	4,809
Total liabilities	91,374	106,364

Shareholder’s interest
Shareholder’s interest	5,274	5,149
Accumulated other comprehensive income	821	1,052
Retained earnings	4,227	4,779
Total shareholder’s interest	10,322	10,980
Total liabilities and shareholder’s interest	$101,696	$117,344

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 6 and 7 for additional information on our VIEs:

	December 31,
	2010	2009
Cash and cash equivalents	$4,031	$4,895
Finance receivables, net	50,001	57,353
Net investment in operating leases	6,121	10,246
Derivative financial instruments — assets	26	55
Debt	40,247	46,153
Derivative financial instruments — liabilities	222	528

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER’S INTEREST
 (in millions)

			Accumulated Other Comprehensive Income/(Loss)		Non-
	Share-		Unrealized	Foreign	Controlling
	holder’s	Retained	Gain/(Loss)	Currency	Interests in
	Interest	Earnings	on Assets	Translation	Subsidiaries	Total
Balance at December 31, 2007	$5,149	$6,515	$38	$1,692	$3	$13,397
Sale of subsidiary	—	—	—	—	(3)	(3)
Adjustment for the adoption of the fair value option on marketable securities (a)	—	6	(6)	—	—	—
2008 comprehensive income/(loss) activity:
Net loss	—	(1,536)	—	—	0	(1,536)
Change in value of retained interests in securitized
assets (net of tax of $18)	—	—	(33)	—	—	(33)
Foreign currency translation (net of tax of $0)	—	—	—	(1,259)	—	(1,259)
Total comprehensive income/(loss), net of tax	—	(1,530)	(39)	(1,259)	0	(2,828)
Balance at December 31, 2008	$5,149	$4,985	$(1)	$433	$0	$10,566
2009 comprehensive income/(loss) activity:
Net income	—	1,279	—	—	0	1,279
Change in value of retained interests in securitized
assets (net of tax of $1)	—	—	1	—	—	1
Foreign currency translation (net of tax of $0)	—	—	—	619	—	619
Total comprehensive income/(loss), net of tax	—	1,279	1	619	0	1,899
Distributions (b)	—	(1,485)	—	—	0	(1,485)
Balance at December 31, 2009	$5,149	$4,779	$0	$1,052	$0	$10,980
2010 comprehensive income/(loss) activity:
Net income	—	1,948	—	—	0	1,948
Foreign currency translation (net of tax of $0) (c)	125	—	—	(231)	—	(106)
Total comprehensive income/(loss), net of tax	125	1,948	0	(231)	0	1,842
Distributions	—	(2,500)	—	—	0	(2,500)
Balance at December 31, 2010	$5,274	$4,227	$0	$821	$0	$10,322

(a)	Refer to Note 2 for additional information.
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

(c)
We recorded a $125 million out-of-period adjustment during 2010 which decreased Accumulated other comprehensive income and increased Shareholder’s interest.  This adjustment did not impact our Total shareholder’s interest on our balance sheet.  The impact on previously issued annual and interim financial statements was not material.

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
 (in millions)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income/(loss)	$1,948	$1,279	$(1,536)
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	(269)	966	1,769
Depreciation and amortization	2,378	4,502	9,667
Amortization of upfront interest supplements	(1,790)	(1,890)	(1,278)
Net change in deferred income taxes	(317)	(959)	(2,688)
Net change in other assets	1,642	2,331	2,539
Net change in other liabilities	329	98	124
All other operating activities	(241)	(802)	531
Net cash provided by operating activities	3,680	5,525	9,128
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(22,782)	(22,381)	(32,983)
Collections of finance receivables (other than wholesale)	28,988	31,659	34,594
Purchases of operating lease vehicles	(5,180)	(3,248)	(11,230)
Liquidations of operating lease vehicles	8,012	7,787	7,413
Net change in wholesale receivables	199	5,761	3,545
Net change in notes receivable from affiliated companies	(42)	161	(184)
Purchases of marketable securities	(46,728)	(27,377)	(23,831)
Proceeds from sales and maturities of marketable securities	46,866	28,185	18,427
Proceeds from sales of receivables	—	911	—
Proceeds from sales of businesses	—	168	4,413
Settlements of derivatives	159	532	1,342
All other investing activities	49	250	346
Net cash provided by investing activities	9,541	22,408	1,852
Cash flows from financing activities
Proceeds from issuances of long-term debt	27,896	30,944	41,720
Principal payments on long-term debt	(38,729)	(56,199)	(45,090)
Change in short-term debt, net	(2,069)	(5,920)	(5,433)
Cash distributions to parent (a)	(2,500)	(400)	—
All other financing activities	(192)	(600)	(352)
Net cash (used in) financing activities	(15,594)	(32,175)	(9,155)
Effect of exchange rate changes on cash and cash equivalents	(162)	281	(489)
Cumulative correction of a prior period error (b)	—	(630)	—

Total cash flows from continuing operations	(2,535)	(4,591)	1,336

Cash and cash equivalents, beginning of period	$10,882	$15,473	$14,137
Change in cash and cash equivalents	(2,535)	(4,591)	1,336
Cash and cash equivalents, end of period	$8,347	$10,882	$15,473

Supplementary cash flow information for continuing operations
Interest paid	$4,130	$5,429	$7,674
Income taxes paid	1,561	1,673	2,332

(a)	See consolidated statement of shareholder’s interest for information regarding $1.1 billion of non-cash distributions in 2009.
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include Ford Motor Credit Company LLC, its controlled domestic and foreign subsidiaries and joint ventures, and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”).  Affiliates that we do not consolidate, but for which we have significant influence over operating and financial policies, are accounted for using the equity method.  We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

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

Nature of Operations

We offer a wide variety of automotive financing products to and through automotive dealers throughout the world.  The predominant share of our business consists of financing Ford vehicles and supporting Ford’s dealers.  Our portfolio of finance receivables and net investment in operating leases are classified into two segments – “consumer” and “non-consumer”.

Consumer Segment – Receivables in this portfolio segment relate to products offered to individuals and businesses who finance the acquisition of Ford vehicles from dealers for personal and commercial use.  The products include:
●	Finance receivables
•	Retail financing — retail installment contracts for new and used vehicles
•	Direct financing leases — direct financing leases with retail customers, government entities, daily rental companies and fleet customers
●	Net investment in operating leases — leasing plans to retail consumers

Non-Consumer Segment – Receivables in this portfolio segment relate to products offered to automotive dealers and purchased receivables.  The products include:
•	Wholesale financing — loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing
•	Dealer loans — loans to dealers to finance working capital, and to finance the purchase of dealership real estate and/or make improvements to dealership facilities
•	Other financing — purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers

We also service the finance receivables and net investment in operating leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs.

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates.  We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions.  We divide our business segments based on geographic regions: North America (“North America Segment”) and International (“International Segment”).  The North America Segment includes our operations in the United States and Canada.  The International Segment includes our operations in all other countries in which we do business directly or indirectly.  For additional financial information regarding our operations by business segments and operations by geographic regions, see Note 19.

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

Noncontrolling Interests in Subsidiaries

Our shareholder’s interest, net income/(loss), and comprehensive income/(loss) will be reflected as attributable to either Ford Credit or our noncontrolling interests (if our noncontrolling interests are more than de minimis).  At December 31, 2010 and 2009, our noncontrolling interests in subsidiaries were de minimis.

Goodwill

We perform annual testing of goodwill during the fourth quarter to determine whether any impairment has occurred.  Goodwill impairment testing is also performed following an allocation of goodwill to a business to be disposed, or following a triggering event for the long-lived asset impairment test.  Testing is conducted at the reporting unit level, which is the same level as our business segments.  To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value.  Fair value is measured relying primarily on the income approach by applying a discounted cash flow methodology.  Our goodwill balance was $12 million at December 31, 2010 and 2009.  For the periods presented, we have not recorded any impairment of goodwill.

Foreign Currency Translation

Results of operations and cash flows of our foreign subsidiaries are translated to U.S. dollars at average-period currency exchange rates.  Assets and liabilities are translated at end-of-period exchange rates.  Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of Accumulated other comprehensive income in Shareholder’s interest.  Upon sale or liquidation of an investment in a foreign subsidiary, the accumulated amount of translation adjustments related to that entity is reclassified to net income as part of the recognized gain or loss on the investment.  Gains and losses arising from transactions denominated in a currency other than the functional currency are included in Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 1.  ACCOUNTING POLICIES (Continued)

Accounting Standards Issued But Not Yet Adopted

Insurance. In October 2010, the Financial Accounting Standards Board (“FASB”) issued a new standard addressing the deferral of acquisition costs within the insurance industry.  The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts.  The standard is effective for us as of January 1, 2012.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Goodwill and Other.  In December 2010, the FASB issued a new standard modifying the process for impairment testing and evaluation of goodwill for a reporting unit with a zero or negative carrying amount.  The new standard requires entities to perform additional analysis if it is more likely than not that goodwill impairment exists for a reporting unit.  The standard is effective for us as of January 1, 2011.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Business Combinations. In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for us as of January 1, 2011 and we do not expect it will have a material impact on our financial condition, results of operations, and financial statement disclosures.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  MARKETABLE SECURITIES

We hold marketable securities that consist primarily of investments in U.S. government, government-sponsored enterprises, foreign government agencies and corporate debt.

Investment securities with a maturity date greater than 90 days at the date of the security’s acquisition are classified as marketable securities.

We elect to record marketable securities at fair value with interest income and unrealized gains and losses recorded to Other income, net.  The basis of cost used in determining realized gains and losses is specific identification.  See Note 11 for additional information on fair value measurements.

For all marketable securities held at January 1, 2008 and recorded as available-for-sale or held-to-maturity, we elected to apply the fair value option and thereafter recorded these instruments as trading securities.  Prior to this election, unrealized gains and losses for available-for-sale securities were recorded, net of tax, as a separate component of Accumulated other comprehensive income in Shareholder’s interest and the unrealized gains and losses for held-to-maturity securities were not recognized.  This election resulted in a cumulative after-tax increase of $6 million to the opening balance of Retained earnings at January 1, 2008.  Marketable securities acquired subsequent to January 1, 2008 are recorded as trading securities.

Investments in Marketable Securities

Investments in marketable securities at December 31 were as follows (in millions):

	2010	2009
Fair value	$6,759	$6,864
Net unrealized gains for period related to instruments still held at year-end	4	14

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3.  FINANCE RECEIVABLES

We segment our North America and International portfolio of finance receivables into “consumer” and “non-consumer” receivables.  The receivables are secured by the vehicles, inventory, or other property being financed.

Consumer Segment.  Receivables in this portfolio segment relate to products offered to individuals and businesses who finance the acquisition of Ford vehicles from dealers for personal and commercial use.  The products include:

•	Retail financing – retail installment contracts for new and used vehicles
•	Direct financing leases – direct financing leases with retail customers, government entities, daily rental companies and fleet customers

Non-Consumer Segment.  Receivables in this portfolio segment relate to products offered to automotive dealers and purchased receivables.  The products include:

•	Wholesale financing – loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing
•	Dealer loans – loans to dealers to finance working capital, and to finance the purchase of dealership real estate and/or make improvements to dealership facilities
•	Other financing – purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers

Finance receivables are recorded at the time of origination or purchase for the principal amount financed and are subsequently reported at amortized cost, net of any allowance for credit losses.  Amortized cost is the outstanding principal adjusted for any charge-offs and any unamortized deferred fees or costs.  At December 31, 2010, the recorded investment in our finance receivables excluded $176 million of accrued uncollected interest receivable, which we report in Other assets on the balance sheet.

Revenue from finance receivables is recognized using the interest method and includes the accretion of certain direct origination costs that are deferred and interest supplements received from Ford and other affiliates.  The unamortized balance of unearned interest supplements on consumer finance receivables are included in Finance receivables, net on the balance sheet.

Notes and accounts receivable from affiliated companies are presented separately on the balance sheet.  These receivables are based on intercompany relationships, and the balances are settled regularly.  We do not assess these receivables for potential credit losses, nor are they subjected to aging analysis, credit quality reviews, or other formal assessments.  As a result, Notes and accounts receivable from affiliated companies are not subject to the following disclosures contained herein.  See Note 18 for additional information related to our transactions with affiliated companies.

We adopted the FASB’s new accounting standard requiring expanded disclosures about the credit quality of financing receivables and the allowance for credit losses on December 31, 2010.  The standard requires disaggregation of disclosures by portfolio segment or by class of finance receivable and provides additional implementation guidance for determining the level of disaggregation of information.

The standard also requires expanded disclosures on the credit quality indicators, past due information and modification of financing receivables.  In addition to the expanded disclosures presented within this note, see Note 5 for the impact of the new disclosure requirements on our allowance for credit losses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3.  FINANCE RECEIVABLES (Continued)

Finance Receivables, net

Finance receivables, net at December 31 were as follows (in millions):

	2010			2009
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$39,129	$9,124	$48,253	$42,252	$11,672	$53,924
Less: Unearned interest supplements (a)	(1,580)	(285)	(1,865)	(1,510)	(397)	(1,907)
Retail	37,549	8,839	46,388	40,742	11,275	52,017
Direct financing leases, gross	17	1,449	1,466	79	2,305	2,384
Less: Unearned interest supplements (a)	—	(16)	(16)	—	(25)	(25)
Direct financing leases	17	1,433	1,450	79	2,280	2,359
Consumer finance receivables (b)	$37,566	$10,272	$47,838	$40,821	$13,555	$54,376

Non-Consumer
Wholesale	$13,273	$8,663	$21,936	$13,347	$9,106	$22,453
Dealer loans	1,117	57	1,174	1,310	72	1,382
Other	738	383	1,121	656	436	1,092
Non-Consumer finance receivables (b)(c)	15,128	9,103	24,231	15,313	9,614	24,927
Total recorded investment	$52,694	$19,375	$72,069	$56,134	$23,169	$79,303

Recorded investment in finance receivables	$52,694	$19,375	$72,069	$56,134	$23,169	$79,303
Less: Allowance for credit losses (d)	(625)	(142)	(767)	(1,123)	(212)	(1,335)
Finance receivables, net	$52,069	$19,233	$71,302	$55,011	$22,957	$77,968

Net finance receivables subject to fair value (e)			$69,830			$75,584
Fair value			71,547			76,807

(a)	Ford-sponsored special-rate financing attributable to retail contracts and direct financing leases.
(b)
At December 31, 2010 and 2009, includes North America consumer finance receivables of $28.7 billion and about $35 billion and non-consumer finance receivables of $12.8 billion and $12.6 billion, respectively, and International consumer finance receivables of $7.1 billion and $9.9 billion and non-consumer finance receivables of $5.9 billion and $6.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements, of which $113 million is reported as inventory by Ford at December 31, 2010.  The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. Refer to Note 6 for additional information.

(c)
At December 31, 2010 and 2009, includes $45 million and $113 million, respectively, of North America wholesale receivables and $24 million and $30 million, respectively, of North America dealer loans with entities, primarily dealers, that are reported as consolidated subsidiaries of Ford.  At December 31, 2010 and 2009, includes $418 million and $504 million, respectively, of International wholesale receivables with entities, primarily dealers, that are reported as consolidated subsidiaries of Ford.  The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)
At December 31, 2010 and 2009, includes $701 million and $1.2 billion, respectively, of allowance for credit losses attributable to consumer finance receivables and $66 million and $70 million, respectively, attributable to non-consumer finance receivables.  See Note 5 for additional information related to our allowance for credit losses.

(e)	At December 31, 2010 and 2009, excludes $1.5 billion and $2.4 billion of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3.  FINANCE RECEIVABLES (Continued)

At December 31, 2010, finance receivables included $928 million owed by the three customers with the largest receivables balances.

Contractual maturities of total finance receivables outstanding at December 31, 2010, reflect contractual repayments due from the borrower reported in the maturity category in which the payment is due and were as follows (in millions):

	2011	2012	2013	Thereafter	Total
North America
Consumer
Retail, gross	$13,051	$10,622	$7,434	$8,022	$39,129
Direct financing leases, gross	16	1	0	0	17
Non-Consumer
Wholesale	12,999	274	—	—	13,273
Dealer loans	358	128	189	442	1,117
Other	724	4	4	6	738
Total North America	$27,148	$11,029	$7,627	$8,470	$54,274

International
Consumer
Retail, gross	$4,123	$2,689	$1,746	$566	$9,124
Direct financing leases, gross	561	422	342	124	1,449
Non-Consumer
Wholesale	7,520	1,066	75	2	8,663
Dealer loans	15	20	2	20	57
Other	383	—	—	—	383
Total International	$12,602	$4,197	$2,165	$712	$19,676

Our finance receivables are pre-payable without penalty, so prepayments may cause actual maturities to differ from contractual maturities.  The above table should not be regarded as a forecast of future cash collections.  For wholesale receivables, maturities are estimated based on historical trends, as maturities on outstanding amounts are scheduled upon the sale of the underlying vehicle by the dealer.

Investment in direct financing leases, which are included in consumer finance receivables, were as follows at December 31 (in millions):

	2010			2009
	North America	International	Total Direct Financing Leases	North America	International	Total Direct Financing Leases

Total minimum lease rentals to be received	$8	$619	$627	$40	$1,013	$1,053
Initial direct costs	0	11	11	0	16	16
Estimated residual values	10	944	954	43	1,487	1,530
Less: Unearned income	(1)	(125)	(126)	(4)	(211)	(215)
Less: Unearned interest supplements	—	(16)	(16)	—	(25)	(25)
Recorded investment in direct financing leases	17	1,433	1,450	79	2,280	2,359
Less: Allowance for credit losses	(1)	(13)	(14)	(3)	(22)	(25)
Net investment in direct financing leases	$16	$1,420	$1,436	$76	$2,258	$2,334

At December 31, 2010, future minimum rental payments due from North America direct financing leases were as follows (in millions):  2011 — $7; 2012 — $1; thereafter — $0.

At December 31, 2010, future minimum rental payments due from International direct financing leases were as follows (in millions):  2011 — $240; 2012 — $180; 2013 — $146; 2014 — $49; thereafter —
$4.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3.  FINANCE RECEIVABLES (Continued)

Aging.  For all classes of finance receivables, we define “past due” as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date.  The aging analysis of our finance receivables balances at December 31, 2010, was as follows (recorded investment in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$820	$87	$32	$82	$1,021	$36,528	$37,549
Direct financing leases	2	0	0	0	2	15	17
Non-Consumer
Wholesale	15	0	0	4	19	13,254	13,273
Dealer loans	20	—	—	29	49	1,068	1,117
Other	—	—	—	—	—	738	738
Sub-total	857	87	32	115	1,091	51,603	52,694

International
Consumer
Retail	$84	$37	$21	$19	$161	$8,678	$8,839
Direct financing leases	12	5	2	3	22	1,411	1,433
Non-Consumer
Wholesale	3	0	0	0	3	8,660	8,663
Dealer loans	—	—	—	—	—	57	57
Other	—	—	—	0	0	383	383
Sub-total	99	42	23	22	186	19,189	19,375

Total recorded investment in finance receivables	$956	$129	$55	$137	$1,277	$70,792	$72,069
Credit Quality

Consumer

When originating all classes of consumer finance receivables, we use a proprietary scoring system that measures the credit quality of the related receivables using several factors such as credit bureau information, consumer credit risk scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to our proprietary scoring system, we consider other individual consumer factors such as employment history, financial stability, and capacity to pay.

Subsequent to origination, we review the credit quality of our retail and direct financing lease receivables based on customer payment activity.  As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies.  Based on data from this scoring model, contracts are categorized by collection risk.  Our collection models evaluate several factors including origination characteristics, updated credit bureau data, and payment patterns.  These models allow for more focused collection activity on higher risk accounts and are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3.  FINANCE RECEIVABLES (Continued)

Credit quality ratings for our consumer finance receivables are categorized as follows:

•	Pass – receivables that are current to 60 days past due
•	Special Mention – receivables 61 to 120 days past due and in aggressive collection status
•	Substandard – receivables greater than 120 days past due and for which the uncollectible portion of the receivables have already been charged-off, as measured using the fair value of the collateral

The credit quality analysis of our consumer finance receivables portfolio at December 31, 2010 was as follows (recorded investment in millions):
	Retail	Direct Financing Leases
North America
Pass	$37,348	$17
Special Mention	119	0
Substandard	82	0
Sub-total	37,549	17

International
Pass	8,762	1,423
Special Mention	58	7
Substandard	19	3
Sub-total	8,839	1,433
Total recorded investment in retail receivables and direct financing leases	$46,388	$1,450

Non-Consumer

For all classes of non-consumer finance receivables, we extend commercial credit to dealers primarily in the form of approved lines of credit to purchase new Ford, Lincoln and Mercury vehicles as well as used vehicles.  Each commercial lending request is evaluated, taking into consideration the borrower’s financial condition and the underlying collateral securing the loan.

We use a proprietary model to assign each dealer a risk rating.  This model uses historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer’s ability to meet its financial obligations.  We also consider numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors.  A dealer’s risk rating does not reflect any guarantees or a dealer owner’s net worth.

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability.  In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher risk (i.e., Group III and Group IV) dealers.  We perform a credit review of each dealer at least annually and adjust the dealer’s risk rating, if necessary.

Dealers are assigned to four groups according to their risk rating as follows:

•	Group I – Dealers with strong to superior financial metrics
•	Group II – Dealers with fair to favorable financial metrics
•	Group III – Dealers with marginal to weak financial metrics
•	Group IV – Dealers with poor financial metrics, including dealers classified as uncollectible

For Group IV dealers, we suspend their credit lines and no further funding is extended to these dealers.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3.  FINANCE RECEIVABLES (Continued)

Performance of our non-consumer finance receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables is generally not required until the dealer has sold the vehicle inventory.  Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.

The credit quality analysis of our wholesale and dealer loan receivables at December 31, 2010 was as follows (recorded investment in millions):

	Wholesale	Dealer Loans
North America
Group I	$10,540	$785
Group II	2,372	208
Group III	353	107
Group IV	8	17
Sub-total	13,273	1,117

International
Group I	5,270	29
Group II	1,939	15
Group III	1,454	12
Group IV	0	1
Sub-total	8,663	57
Total recorded investment in wholesale and dealer loan receivables	$21,936	$1,174

Other non-consumer finance receivables consist primarily of purchased receivables from Ford, and are excluded from our credit quality reporting, since the performance of this group of receivables is generally guaranteed by Ford.

Non-Accrual

The accrual of revenue is discontinued at the time a receivable is determined to be uncollectible, at bankruptcy status notification, or at 120 days past due.  Finance receivable accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured.

For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received.  Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

Consumer finance receivables that are in non-accrual status at December 31, 2010 were as follows (recorded investment in millions):

	Retail	Direct Financing Leases
North America
Greater than 120 days past due	$82	$—
Less than 120 days past due	355	—
Sub-total	437	—

International
Greater than 120 days past due	19	3
Less than 120 days past due	26	1
Sub-total	45	4
Total recorded investment in consumer finance receivables in non-accrual status	$482	$4

Finance receivables greater than 90 days past due and still accruing interest reflect $7 million of non-bankrupt retail accounts in the 91 – 120 days past-due category that are in the process of collection and $1 million of dealer loans.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3.  FINANCE RECEIVABLES (Continued)

Impaired Receivables

Our consumer finance receivables are collectively evaluated for impairment.  Our non-consumer finance receivables are both collectively and specifically evaluated for impairment.  Specifically impaired non-consumer finance receivables represent accounts with dealers that have weak or poor financial metrics or dealer loans that have been modified in troubled debt restructurings.

We place impaired receivables in non-accrual status.  The following factors (not necessarily in the order of importance or probability of occurrence) are considered in determining whether a receivable is impaired:

•	Delinquency in contractual payments of principal or interest;
•	Deterioration of the borrower’s competitive position;
•	Cash flow difficulties experienced by the borrower;
•	Breach of loan covenants or conditions;
•	Initiation of dealer bankruptcy proceedings; and
•	Fraud or criminal conviction.

See Note 5 for additional information related to the development of our allowance for credit losses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3.  FINANCE RECEIVABLES (Continued)

The table below identifies non-consumer finance receivables that are both impaired and in non-accrual status for the year ended December 31, 2010 (recorded investment in millions):

	Recorded Investment in Impaired Receivables & Receivables in Non-Accrual Status	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment	Financing Revenue Collected
North America
With no allowance recorded
Non-Consumer
Wholesale	$8	$8	$—	$19	$2
Dealer loans	2	2	—	9	0
Other	—	—	—	—	—

With an allowance recorded
Non-Consumer
Wholesale	—	—	—	—	—
Dealer loans	64	64	10	69	3
Other	—	—	—	—	—

International
With no allowance recorded
Non-Consumer
Wholesale	22	22	—	29	2
Dealer loans	1	1	—	2	0
Other	—	—	—	—	—

With an allowance recorded
Non-Consumer
Wholesale	4	4	1	7	0
Dealer loans	—	—	—	—	—
Other	—	—	—	—	—

Total impaired and non-accrual non-consumer finance receivables
Wholesale	$34	$34	$1	$55	$4
Dealer loans	67	67	10	80	3
Other	—	—	—	—	—
Total	$101	$101	$11	$135	$7

Impaired receivables with no related allowance for credit losses recorded are primarily attributable to accounts for which the uncollectible portion of the receivables has already been charged-off.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3.  FINANCE RECEIVABLES (Continued)

Troubled Debt Restructurings

A restructuring of debt constitutes a troubled debt restructuring if we grant a concession for economic or legal reasons related to the debtor’s financial difficulties that we would not otherwise consider in the normal course of our business.

Consumer.  While payment extensions are granted on consumer finance receivables in the normal course of the collection process, no concessions are made on the principal balance loaned or the interest rate charged.  Payment extensions typically result in a one-month deferral of the consumer’s normal monthly payment and do not constitute a troubled debt restructuring.

Non-Consumer.  Within our non-consumer finance receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral constitute troubled debt restructurings.

Dealer loans involved in troubled debt restructurings are assessed for impairment and included in our allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan’s original effective interest rate, or the fair value of the collateral adjusted for estimated costs to sell.

For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment.  An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value.

We do not grant concessions on the principal balance of dealer loan modifications but may make other concessions if the dealer is experiencing financial difficulties.  The balance of dealer loans involved in troubled debt restructurings during the year ended December 31, 2010 was $13 million.

See Note 5 for additional information related to the development of our allowance for credit losses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4.  NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for new and used vehicles with retail customers, daily rental companies, government entities and fleet customers with terms of 60 months or less.

Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease.  Initial direct costs related to leases are deferred and amortized over the term of the lease as a reduction to revenue.  The accrual of revenue on operating leases is discontinued at the time an account is determined to be uncollectible, at bankruptcy status notification or greater than 120 days past due.

We receive interest supplements and other support payments on certain leasing transactions under agreements with Ford and other affiliates.  Income is recognized in a manner that is consistent with revenue recognition on the underlying financing contracts over the periods that the related leases are outstanding.  The unamortized balance of unearned interest supplements and other support payments on operating leases are included in Other liabilities and deferred income on the balance sheet.

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

We evaluate the carrying value of held-and-used long-lived asset groups (such as vehicles subject to operating leases) for potential impairment when we determine a triggering event has occurred.  When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the asset group.  If the test for recoverability identifies a possible impairment, the asset group’s fair value is measured in accordance with the fair value measurement framework.  An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.

During the second quarter of 2008, higher fuel prices and the weak economic climate in North America resulted in a pronounced shift in consumer preferences from full-size trucks and traditional sport utility vehicles to smaller, more fuel efficient vehicles.  This shift in consumer preferences, combined with a weak economic climate, caused a significant reduction in auction values and in particular for used full-size trucks and traditional sport utility vehicles.  At the end of the second quarter of 2008, we completed our quarterly North America operating lease portfolio adequacy study for accumulated lease depreciation and projected that lease-end residual values would be significantly lower than previously expected for full-size trucks and traditional sport utility vehicles.

As a result of the market factors and our adequacy study results, we tested the operating leases of our North America Segment for recoverability and, in the second quarter of 2008, recorded a pre-tax impairment charge of $2.1 billion in Depreciation on vehicles subject to operating leases representing the amount by which the carrying value of certain vehicle lines in our lease portfolio exceeded the fair value.  We continue to depreciate all vehicles subject to operating leases in accordance with our accounting policy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4.  NET INVESTMENT IN OPERATING LEASES (Continued)

Net Investment in Operating Leases

Net investment in operating leases at December 31 was as follows (in millions):

	2010	2009

Vehicles, at cost, including initial direct costs	$14,046	$20,983
Less: Accumulated depreciation	(4,003)	(6,191)
Net investment in operating leases before allowance for credit losses (a)	10,043	14,792
Less: Allowance for credit losses	(87)	(214)
Net investment in operating leases	$9,956	$14,578

(a)
At December 31, 2010 and 2009, includes net investment in operating leases of $6.2 billion and $10.4 billion, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements.  These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.  Refer to Note 6 for additional information.

Future minimum rental income on operating leases are as follows (in millions):  2011 — $1,680; 2012 — $846; 2013 — $459; 2014 — $100; 2015 — $1.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents our estimate of the probable loss on the collection of finance receivables and operating leases as of the balance sheet date.  The adequacy of the allowance for credit losses is assessed quarterly, and the assumptions and models used in establishing the allowance are regularly evaluated.  Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.

Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on the statement of operations.  The outstanding balances of finance receivables and investments in operating leases are charged-off to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors.

In the event we repossess the collateral, the receivable is written off, and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet.  Recoveries on finance receivables and investment in operating leases previously charged-off as uncollectible are credited to the allowance for credit losses.

Consumer

The majority of our credit losses are attributable to our consumer finance receivables segment.  We estimate the allowance for credit losses on our consumer finance receivables segment and on our investments in operating leases using a combination of measurement models and management judgment.

The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions.  Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio.  Therefore, we may adjust the estimate to reflect management’s judgment regarding justifiable changes in recent economic trends and conditions, portfolio composition and other relevant factors.

We make projections of two key assumptions to assist us in estimating the consumer allowance for credit losses:

•	Frequency – the number of finance receivables that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity – the expected difference between the amount a customer owes when the finance contract is charged-off and the amount received, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer

The consumer finance receivables portfolio allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that based on historical experience indicates that credit losses have been incurred in the portfolio even though the particular receivables that are uncollectible cannot be specifically identified.  The LTR model is based on the most recent years of history.  Each LTR is calculated by dividing credit losses by average end-of-period receivables excluding unearned interest supplements and allowance for credit losses.  A weighted-average LTR is calculated for each class of consumer finance receivables and multiplied by the end-of-period receivable balances for that given class.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  ALLOWANCE FOR CREDIT LOSSES (Continued)

The loss emergence period (“LEP”) is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged-off.  This time period starts when the borrower begins to experience financial difficulty.  It is evidenced later, typically through delinquency, before eventually resulting in a charge-off.  The loss emergence period is a multiplier in the calculation of the collective consumer allowance for credit loss.

For consumer finance receivables greater than 120 days past due, the uncollectible portion of the receivable is charged-off, such that the remaining recorded investment in the loan is equal to the estimated fair value of the collateral less costs to sell.

After the establishment of the collective allowance for credit losses, if management believes the consumer allowances do not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

Non-Consumer

We estimate the allowance for credit losses for non-consumer finance receivables based on historical LTR ratios, expected future cash flows, and the fair value of collateral.

Collective Allowance for Credit Losses.  We estimate an allowance for non-consumer finance receivables that are not specifically identified as impaired using a LTR model for each financing product based on historical experience.  This LTR is a weighted-average of the most recent historical experience and is calculated consistent with the consumer finance receivables LTR approach.  All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance.

Specific Allowance for Impaired Receivables.  The wholesale and dealer loan portfolio is evaluated by grouping individual loans into risk pools determined by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor).  The risk pools are analyzed to determine if individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan’s effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

After the establishment of the specific and collective allowance for credit losses, if management believes the non-consumer allowances do not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  ALLOWANCE FOR CREDIT LOSSES (Continued)

Allowance for Credit Losses

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the year ended December 31, 2010 (in millions):

	Finance Receivables			Net Investment in	Total
	Consumer	Non-Consumer	Total	Operating Leases	Allowance
Allowance for credit losses
Beginning balance	$1,265	$70	$1,335	$214	$1,549
Charge-offs	(599)	(33)	(632)	(200)	(832)
Recoveries	245	34	279	138	417
Provision for credit losses	(200)	(4)	(204)	(65)	(269)
Other (a)	(10)	(1)	(11)	0	(11)
Ending balance	$701	$66	$767	$87	$854

Analysis of ending balance of
allowance for credit losses
Collective impairment allowance	$701	$55	$756	$87	$843
Specific impairment allowance	—	11	11	—	11
Ending balance	$701	$66	$767	$87	$854

Analysis of ending balance of finance
receivables and net investment in
operating leases
Collectively evaluated for impairment	$47,838	$24,130	$71,968	$10,043
Specifically evaluated for impairment	—	101	101	—
Recorded investment (b)	$47,838	$24,231	$72,069	$10,043

Ending balance, net of allowance for credit losses	$47,137	$24,165	$71,302	$9,956

(a)	Represents principally amounts related to translation adjustments.
(b)	Finance receivables and net investment in operating leases before allowance for credit losses.

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

We continue to recognize our financial assets related to our sales of receivables when the financial assets are sold to a consolidated VIE or a consolidated voting interest entity.  We derecognize our financial assets when the financial assets are sold to a non-consolidated entity and we do not maintain control over the financial assets.

For off-balance sheet sales of receivables, we retain residual or subordinated interests in receivables sold and report a gain or loss in the period in which these sales occur.  In measuring the gain or loss on each sale of finance receivables, the carrying value of the receivables transferred is allocated between the assets sold and the interests retained based on their relative fair values at the date of sale.  Retained interests are recorded at fair value with unrealized gains recorded, net of tax, as a separate component of Accumulated other comprehensive income/(loss).  Residual interests in securitizations represent the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions.  In our whole-loan sale transactions, we record a gain or loss on sale and do not retain any interests.

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

We classify receivables on a receivable-by-receivable basis.  Specific receivables included in off-balance sheet securitizations or whole-loan sale transactions are usually not identified until the month in which the sale occurs.  Each quarter, we make a determination of whether it is probable that receivables originated during the quarter will be held for the foreseeable future based on historical receivable sale experience, internal forecasts and budgets, as well as other relevant, reliable information available through the date of evaluation.  For purposes of this determination, we define probable to mean at least 70% likely and, consistent with our budgeting and forecasting period, we define foreseeable future to mean twelve months.  We also consider off-balance sheet funding channels in connection with our quarterly receivable classification determination.

Held-For-Investment

Finance receivables originated during the quarter for which we determine that it is probable we will hold for the following twelve months are classified as HFI and carried at amortized cost.  All retail and wholesale receivables are classified as HFI at origination during all periods presented.  Cash flows resulting from the purchase of these receivables that are originally classified as HFI are recorded as an investing activity.  Once a decision has been made to sell specifically identified receivables that were originally classified as HFI and the receivables are sold in the same reporting period, the receivables are reclassified as HFS and simultaneously removed from the balance sheet.  The fair value adjustment is incorporated and recognized in the net gain on sale of receivables component in Other income, net line in the consolidated statement of operations.  If the receivables have been selected for an off-balance sheet transaction that has not occurred at the end of the reporting period, the receivables are reclassified as HFS and a valuation adjustment is recorded in Other income, net to recognize the receivables at the lower of cost or fair value.  Cash flows resulting from the sale of the receivables that were originally classified as HFI are recorded as an investing activity since GAAP requires the statement of cash flows presentation to be based on the original classification of the receivables.

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

As of December 31, 2010 and 2009, there were no finance receivables classified as held-for-sale.

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

The finance receivables and net investment in operating leases that have been included in securitization transactions are only available for payment of the debt and other obligations issued or arising in the securitization transactions.  Cash and cash equivalents balances relating to securitization transactions are used only to support the on-balance sheet securitization transactions.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  The asset-backed debt has been issued either directly by us or by consolidated entities.

Most of these securitization transactions utilize VIEs.  Refer to Note 7 for more information concerning VIEs.  The following tables show the assets and liabilities related to our securitization transactions that were included in our financial statements at December 31 (in billions):

	2010
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.8	$33.8	$0.4	$33.4	$27.1
Wholesale	0.4	16.6	0.0	16.6	10.1
Finance receivables	3.2	50.4	0.4	50.0	37.2
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.0	$56.6	$0.5	$56.1	$40.2

Non-VIE
Retail (c)	$0.1	$2.0	$0.0	$2.0	$1.7
Wholesale	0.1	2.1	0.0	2.1	1.7
Finance receivables	0.2	4.1	0.0	4.1	3.4
Net investment in operating leases	—	—	—	—	—
Total	$0.2	$4.1	$0.0	$4.1	$3.4

Total securitization transactions
Retail (c)	$2.9	$35.8	$0.4	$35.4	$28.8
Wholesale	0.5	18.7	0.0	18.7	11.8
Finance receivables	3.4	54.5	0.4	54.1	40.6
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.2	$60.7	$0.5	$60.2	$43.6

(a)	Unearned interest supplements are excluded from securitization transactions.
(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)	Includes direct financing leases.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6.  TRANSFERS OF RECEIVABLES (Continued)

	2010
		Finance Receivables & Net Investment in Operating Leases (a)
	Cash and Cash	Before Allowance	Allowance for	After Allowance
	Equivalents	for Credit Losses	Credit Losses	for Credit Losses	Related Debt
VIE (b)
Retail (c)	$3.1	$41.7	$0.8	$40.9	$31.2
Wholesale	0.5	16.5	0.0	16.5	8.4
Finance receivables	3.6	58.2	0.8	57.4	39.6
Net investment in operating leases	1.3	10.4	0.2	10.2	6.6
Total	$4.9	$68.6	$1.0	$67.6	$46.2

Non-VIE
Retail (c)	$0.3	$3.2	$0.1	$3.1	$4.5
Wholesale	0.0	3.0	0.0	3.0	2.2
Finance receivables	0.3	6.2	0.1	6.1	6.7
Net investment in operating leases	—	—	—	—	—
Total (d)	$0.3	$6.2	$0.1	$6.1	$6.7

Total securitization transactions
Retail (c)	$3.4	$44.9	$0.9	$44.0	$35.7
Wholesale	0.5	19.5	0.0	19.5	10.6
Finance receivables	3.9	64.4	0.9	63.5	46.3
Net investment in operating leases	1.3	10.4	0.2	10.2	6.6
Total	$5.2	$74.8	$1.1	$73.7	$52.9

(a)	Unearned interest supplements are excluded from securitization transactions.
(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)	Includes direct financing leases.
(d)
Certain debt issued by the VIEs to affiliated companies served as collateral for accessing the European Central Bank (“ECB”) open market operations program.  This external funding of $1.8 billion at December 31, 2009 was not reflected as debt of the VIEs and is reflected as non-VIE debt above.  The finance receivables backing this external funding are reflected in VIE finance receivables.

The financial performance related to our securitization transactions for the years ended December 31 were as follows (in millions):

	2010	2009	2008
VIE
Derivative expense	$225	$339	$815
Interest expense	1,247	1,678	3,053
Total VIE	$1,472	$2,017	$3,868

Non-VIE
Derivative expense/(income)	$12	$(11)	$170
Interest expense	224	320	270
Total Non-VIE	$236	$309	$440

Total securitization transactions
Derivative expense	$237	$328	$985
Interest expense	1,471	1,998	3,323
Total	$1,708	$2,326	$4,308

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

	2010
	Derivative Asset			Derivative Liability
	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total
VIE	$26	$—	$26	$222	$—	$222
Non-VIE	8	140	148	21	39	60
Total	$34	$140	$174	$243	$39	$282

	2009
	Derivative Asset			Derivative Liability
	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total	Securitization Entities	Ford Credit (Excluding Securitization Entities)	Total
VIE	$55	$—	$55	$528	$—	$528
Non-VIE	14	383	397	51	27	78
Total	$69	$383	$452	$579	$27	$606

Off-Balance Sheet Securitization Transactions

We recognized income of $2 million, a loss of $25 million and income of $199 million in 2010, 2009 and 2008, respectively, of investment and other income related to the sales of receivables.  These amounts are included in Other income, net.  Also, we received cash flows of $26 million, $68 million and $281 million in 2010, 2009 and 2008, respectively, related to the net change in retained interests in securitized assets.  These amounts are included in All other investing activities in our consolidated statement of cash flows.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7.  VARIABLE INTEREST ENTITIES

We adopted the FASB’s new accounting standard on VIEs on January 1, 2010.  The standard requires ongoing assessments of whether an entity is the primary beneficiary of a VIE and enhancements to the disclosures about an entity’s involvement with a VIE.  This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the VIE.  Conversely, the standard does not permit consolidation if these two tests are not met.  This new standard did not result in a change in the deconsolidation of entities or consolidation of any entities.

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

If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary.  We have operating power when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

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

VIEs of which we are the primary beneficiary

We use special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits and government-sponsored entities or others who obtain funding from government programs.  We have deemed most of these special purpose entities to be VIEs.  The asset-backed securities are secured by finance receivables and interests in net investments in operating leases.  The assets continue to be consolidated by us.  We retain interests in our securitization VIEs (including senior and subordinated securities issued by the VIEs), and rights to cash held for the benefit of the securitization investors (such as cash reserves), and residual interests.

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us.  In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels.  The balances of cash related to these contributions were zero at December 31, 2010 and 2009, and ranged from zero to $1.4 billion during both 2010 and 2009.  In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program (“FCAR”).

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivatives.  In certain instances, we have entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty.  In other instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through their derivative transactions with the VIEs.  See Note 12 for additional information regarding our derivatives.

Refer to Note 6 for information on the financial position and financial performance of our VIEs.

VIEs of which we are not the primary beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by our joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with our joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with our joint venture partner.  Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets.  Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $71 million and $67 million at December 31, 2010 and 2009, respectively.

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

Other assets at December 31 were as follows (in millions):

	2010	2009
Accrued interest and other non-finance receivables	$950	$1,070
Vehicle collateral held for resale, at net realizable value	346	624
Investment in used vehicles held for resale, at net realizable value	298	458
Deferred charges	287	665
Restricted cash (a)	271	308
Prepaid reinsurance premiums and other reinsurance receivables	227	275
Property and equipment, net of accumulated depreciation of $369 and $348 at December 31, 2010 and 2009, respectively	146	177
Investment in non-consolidated affiliates	130	123
Other	336	400
Total other assets	$2,991	$4,100

(a)	Includes primarily cash collateral required to be held against loans with the European Investment Bank and also cash held to meet certain local governmental and regulatory reserve requirements.

Other liabilities and deferred income at December 31 were as follows (in millions):

	2010	2009
Income taxes payable to Ford and affiliated companies (a)(b)	$1,348	$1,352
Interest payable	991	1,007
Deferred interest supplements and residual support payments on net investment in operating leases	863	1,074
Unrecognized tax benefits	533	596
Unearned insurance premiums	251	315
Other	325	465
Total other liabilities and deferred income	$4,311	$4,809

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium (with the exception of fair value adjustments related to debt in designated hedge relationships — See Note 12 for more policy information).  Debt due within one year at issuance is classified as short-term.  Debt due after one year at issuance is classified as long-term.  Discounts, premiums and costs directly related to the issuance of debt generally are capitalized and amortized over the life of the debt to Interest expense using the interest method.  Gains and losses on the extinguishment of debt are recorded in Other income, net.

Amounts borrowed and repaid are reported in our statement of cash flows as Cash flows from financing activities.  Interest, fees and deferred charges paid in excess of the amount borrowed are reported as Cash flows from operating activities.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9.  DEBT (Continued)

Debt

At December 31, interest rates and debt outstanding were as follows (in millions):

	Fourth Quarter Interest Rates
	Average		Average		Weighted-
	Contractual (a)		Effective (b)		Average (c)		Debt
	2010	2009	2010	2009	2010	2009	2010	2009

Short-term debt
Asset-backed commercial paper (d)	0.5%	0.9%					$6,634	$6,369
Ford Interest Advantage (e)	1.8%	2.7%					4,525	3,680
Other asset-backed short-term debt (d)	2.6%	2.6%					1,112	4,482
Other short-term debt (f)	4.9%	4.2%					1,000	891
Total short-term debt	1.4%	2.0%	1.4%	2.0%	1.9%	3.0%	13,271	15,422
Long-term debt
Senior indebtedness
Notes payable within one year (f)							9,129	7,053
Notes payable after one year (f)							24,771	32,124
Asset-backed debt (d)
Notes payable within one year							16,673	18,952
Notes payable after one year							19,132	23,076
Unamortized Discount							(399)	(525)
Fair value adjustments (g)							302	231
Total long-term debt (h)	4.6%	5.0%	5.0%	5.4%	4.7%	5.1%	69,608	80,911
Total debt	4.1%	4.5%	4.4%	4.8%	4.2%	4.8%	$82,879	$96,333

Fair value of debt (i)							$86,256	$97,962

Interest rate characteristics of debt payable after one year (j)
Fixed interest rates							$31,364	$36,932
Variable interest rates (generally based on LIBOR or other short-term rates)							12,539	18,268
Total payable after one year							$43,903	$55,200

(a)	Average contractual rates reflect the stated contractual interest rate, excludes amortization of discounts, premiums and issuance fees.
(b)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums and issuance fees.
(c)	Weighted-average rates reflect the average effective interest rate plus the impact of derivatives and facility fees.
(d)
Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.  Refer to Note 6 for information regarding on-balance sheet securitization transactions.

(e)	The Ford Interest Advantage program consists of our floating rate demand notes.
(f)	Includes debt with affiliated companies as indicated in the table below.
(g)	Fair value adjustments related to designated fair value hedges of unsecured debt.
(h)	Average contractual, average effective, and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.
(i)
Fair value of debt reflects interest accrued but not yet paid of about $1 billion and $1.1 billion at December 31, 2010 and 2009, respectively.  Interest accrued is reported in Other liabilities and deferred income and Accounts payable – Affiliated companies.  See Note 11 for fair value methodology.

(j)
Represents asset-backed and unsecured notes payable after one year excluding unamortized discount and fair value adjustments related to designated hedges.  Excludes the effect of interest rate swap agreements.

	2010	2009
Debt with affiliated companies
Other short-term debt	$385	$403
Notes payable within one year	160	40
Notes payable after one year	116	121
Total debt with affiliated companies	$661	$564

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9.  DEBT (Continued)

Debt Repurchases and Calls.  From time to time and based on market conditions, we may repurchase or call some of our outstanding unsecured and asset-backed debt.  If we have excess liquidity and it is an economically favorable use of our available cash, we may repurchase or call debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

In 2010, through private market transactions, we repurchased and called an aggregate principal amount of $5.6 billion (including $683 million maturing in 2010) of our unsecured and asset-backed debt.  As a result, we recorded a pre-tax loss of $139 million, net of unamortized premiums, discounts and fees in Other income, net.

In 2009, through private market transactions, we repurchased and called an aggregate principal amount of $3.8 billion (including $1.6 billion maturing in 2009) of our unsecured and asset-backed debt.  As a result, we recorded a pre-tax gain of $16 million, net of unamortized premiums, discounts and fees in Other income, net.

The nominal interest rate for our floating rate demand notes issued and offered under our Ford Interest Advantage program ranged from 1.45% to 1.65% as of December 31, 2010 depending on the amount invested.

Our overall full year weighted-average interest rate (borrowing cost), including the effect of interest rate swap agreements and facility fees, was 4.5% and 4.9% for 2010 and 2009, respectively.

Debt Maturities. The average term of the outstanding commercial paper was 54 days at December 31, 2010 and 34 days at December 31, 2009.  Short-term and long-term debt matures at various dates through 2048.  Maturities are as follows (in millions):

	2011 (a)	2012	2013	2014	2015	Thereafter (b)	Total
Unsecured debt maturities	$14,654	$6,762	$5,264	$3,468	$5,209	$4,068	$39,425
Asset-backed debt maturities	24,419	11,738	4,480	1,233	1,681	—	43,551
Unamortized premium/(discount) (c)	2	(120)	(52)	(159)	(26)	(44)	(399)
Fair value adjustments (c)	35	87	80	39	61	—	302
Total debt maturities	$39,110	$18,467	$9,772	$4,581	$6,925	$4,024	$82,879

(a)	Includes $13,271 million for short-term and $25,839 million for long-term debt.
(b)	Approximately $4,050 million of unsecured debt matures between 2016 and 2020 with the remaining balance maturing after 2031.
(c)	Unamortized discount and fair value adjustments are presented based on maturity date of related debt.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9.  DEBT (Continued)

Credit Facilities

At December 31, 2010, we and our majority owned subsidiaries, including FCE Bank plc (“FCE”), had $1.1 billion of contractually committed unsecured credit facilities with financial institutions.  We had  $568 million available for use, of which $510 million expire in 2011 and $58 million expire in 2012.  Almost all of our contractually committed unsecured credit facilities are FCE worldwide credit facilities and may be used, at FCE’s option, by any of FCE’s direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding.

In addition, at December 31, 2010, we had about $9 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $4.3 billion expire in 2011, $348 million expire in 2012, and $4.4 billion expire in 2013.  Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At December 31, 2010, about $9 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt, or FCAR’s purchase of our asset-backed securities.  At December 31, 2010, the outstanding commercial paper balance for the FCAR program was $6.7 billion.

Committed Liquidity Programs

We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions.  Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24.2 billion at December 31, 2010 ($12.5 billion retail, $9.4 billion wholesale, and $2.3 billion lease assets) of which about $7.5 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $18.4 billion having maturities within the next twelve months (of which $3 billion relates to FCE commitments), and the remaining balance having maturities between March 2012 and May 2015.  We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions.  Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates.  At December 31, 2010, $8.6 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  INCOME TAXES

Ford Motor Credit Company LLC is a disregarded entity for United States income tax purposes and Ford’s consolidated United States federal and state income tax returns include certain of our domestic subsidiaries.  In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation.  The Provision for/(Benefit from) income taxes for the years ended December 31 was estimated as follows (in millions):

	2010	2009	2008
Current
United States federal	$1,249	$1,130	$1,184
Foreign	82	203	213
State and local	182	105	176
Total current	1,513	1,438	1,573
Deferred
United States federal	(261)	(619)	(2,110)
Foreign	0	(14)	(135)
State and local	(146)	(81)	(342)
Total deferred	(407)	(714)	(2,587)
Provision for/(Benefit from) income taxes	$1,106	$724	$(1,014)

A reconciliation of the Provision for/(Benefit from) income taxes with the United States statutory tax rate as a percentage of Income/(Loss) before income taxes, excluding equity in net income of affiliated companies, net income attributable to noncontrolling interests, and income from discontinued operations, is shown below for the years ended December 31:

	2010	2009	2008

Statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
State and local income taxes	0.7	0.6	4.4
Investment income not subject to tax or subject to tax at reduced rates	—	—	0.0
Other	0.5	0.6	0.2
Effective tax rate	36.2%	36.2%	39.6%

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations.  The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2010	2009

Deferred tax assets
Net operating losses	$418	$33
Provision for credit losses	252	514
Other foreign	246	224
Employee benefit plans	103	120
Foreign tax credits	88	145
Other	349	166
Total deferred tax assets	1,456	1,202

Deferred tax liabilities
Leasing transactions	928	1,411
Finance receivables	716	719
Other foreign	615	289
Other	418	296
Total deferred tax liabilities	2,677	2,715
Net deferred income tax liability	$1,221	$1,513

We regrouped the December 31, 2009 asset and liability components to conform to current year presentation.  The current year presentation of the temporary differences is deemed to provide better information regarding the nature of the deferred components.

In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us, generally on a separate return basis.  In this regard, the deferred tax assets related to foreign tax credits represent amounts primarily due from Ford.  Under our tax sharing agreement with Ford, we are generally paid for these assets at the earlier of our use on a separate return basis or their expiration.

At December 31, 2010, Ford Credit Canada Limited had pre-tax operating loss carry forwards for income tax purposes, in the amount of $1,583 million.  The losses will expire as follows (in millions): 2015 — $18; 2027 — $83; 2028 — $551; 2029 — $751; 2030 — $180.

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities.  Interest earned is included in Other income, net while interest expense is included in Interest expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years listed (in millions):

	2010	2009	2008

Balance, at January 1	$614	$289	$421
Increase – tax positions in prior years	120	321	48
Increase – tax positions in current year	—	11	3
Decrease – tax positions in prior years	(14)	—	(3)
Settlements	(187)	(3)	(173)
Lapse of statute of limitations	—	(4)	(7)
Balance, at December 31	$533	$614	$289

The amount of unrecognized tax benefits at December 31, 2010, 2009 and 2008 that would affect the effective tax rate if recognized was $104 million, $120 million and $127 million, respectively.  We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

We have settled our U.S. federal income tax deficiencies related to tax years prior to 2008 in accordance with our intercompany tax sharing agreement with Ford.  The Ford consolidated tax return is currently under examination for the 2008 and 2009 tax years.  Examinations by tax authorities have been completed through 1999 in Germany, 2005 in Canada, and 2007 in the United Kingdom.

We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford and income tax related penalties in Provision for/(Benefit from) income taxes.  During 2010, 2009 and 2008, we recorded $7 million in net tax related interest expense, $23 million in net tax related interest expense and $4 million in net tax related interest income, respectively, in our consolidated statement of operations.  At December 31, 2010 and 2009, we recorded a net payable of $56 million and $28 million, respectively, for tax related interest in Other liabilities and deferred income.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, derivative financial instruments and retained interests in securitized assets are presented on our financial statements at fair value.  The fair value of finance receivables and debt, together with the related carrying value, is disclosed in Notes 3 and 9, respectively.  Certain other assets and liabilities are measured at fair value on a nonrecurring basis and vary based on specific circumstances such as impairments.

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

Valuation Methodologies

Cash Equivalents and Marketable Securities.  Highly liquid investments with a maturity of 90 days or less at the date of purchase are classified as Cash and cash equivalents.  Investments in securities with a maturity date greater than 90 days at the date of purchase are classified as Marketable securities.  Time deposits, certificates of deposit, and money market accounts are reported at par value, which approximates fair value.  For other investment securities, we generally measure fair value based on a market approach using prices obtained from pricing services.  We review all pricing data for reasonability and observability of inputs.  Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class).  Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a dealer stands ready to purchase) and other market information.  For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize matrix pricing, benchmark curves or other factors to determine fair value.  In certain cases, when observable pricing data is not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments.  Our derivatives are over-the-counter customized derivative transactions and are not exchange traded.  We estimate the fair value of these instruments based on an income approach using industry standard valuation models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments.  The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk.  The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty considering the master netting agreements.  We use our counterparty’s CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

In certain cases, market data are not available and we develop assumptions (e.g., Black Scholes) which are used to determine fair value.  This includes situations for longer-dated instruments where market data is less observable.  Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is reset based on  actual payments on the securitized contracts.  We use management judgment to estimate the timing and amount of the remaining swap cash flows based on historical pre-payment speeds.

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

Debt.  We estimate the fair value of debt based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.  Where market prices are not available, we estimate fair value based on an income approach using discounted cash flow models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments.  For asset-backed debt issued in securitization transactions, the principal payments are based on projected payments for specific assets securing the underlying debt considering historical pre-payment speeds.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy

The following summarizes the fair values of financial instruments measured at fair value on a recurring basis at December 31 (in millions):

	2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$9	$—	$—	$9
U.S. government-sponsored enterprises	—	150	—	150
Foreign government agencies/Corporate debt (a)	—	300	—	300
Government — non U.S.	—	323	—	323
Total cash equivalents — financial instruments (b)	9	773	—	782
Marketable securities
U.S. government	1,671	—	—	1,671
U.S. government-sponsored enterprises	—	2,905	—	2,905
Foreign government agencies/Corporate debt (a)	—	1,553	1	1,554
Mortgage-backed	—	177	—	177
Government — non U.S.	—	364	—	364
Other liquid investments (c)	—	88	—	88
Total marketable securities	1,671	5,087	1	6,759
Derivative financial instruments
Interest rate contracts	—	1,031	157	1,188
Foreign exchange forward contracts	—	33	—	33
Cross currency interest rate swap contracts	—	25	—	25
Total derivative financial instruments	—	1,089	157	1,246
Retained interests in securitized assets	$—	$—	$—	$—
Total assets at fair value	$1,680	$6,949	$158	$8,787

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$134	$195	$329
Foreign exchange forward contracts	—	16	—	16
Cross currency interest rate swap contracts	—	118	71	189
Total derivative financial instruments	—	268	266	534
Total liabilities at fair value	$—	$268	$266	$534

(a)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees as well as notes issued by supranational institutions.
(b)
Excludes $5.6 billion of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value, which approximates fair value.  In addition to these cash equivalents, we also had cash on hand totaling $1.9 billion.

(c)	Includes certificates of deposits and time deposits with maturities greater than 90 days at the date of purchase.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  FAIR VALUE MEASUREMENTS (Continued)

	2009
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$75	$—	$—	$75
U.S. government-sponsored enterprises	—	400	—	400
Foreign government agencies/Corporate debt (a)	—	75	—	75
Government — non U.S.	—	29	—	29
Total cash equivalents — financial instruments (b)	75	504	—	579
Marketable securities
U.S. government	5,256	—	—	5,256
U.S. government-sponsored enterprises	—	1,098	—	1,098
Foreign government agencies/Corporate debt (a)	—	159	4	163
Mortgage-backed	—	237	—	237
Government — non U.S.	—	65	—	65
Other liquid investments (c)	—	45	—	45
Total marketable securities	5,256	1,604	4	6,864
Derivative financial instruments
Interest rate contracts	—	1,230	407	1,637
Foreign exchange forward contracts	—	22	—	22
Cross currency interest rate swap contracts	—	203	—	203
Total derivative financial instruments	—	1,455	407	1,862
Retained interests in securitized assets (d)	—	—	26	26
Total assets at fair value	$5,331	$3,563	$437	$9,331

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$409	$437	$846
Foreign exchange forward contracts	—	51	—	51
Cross currency interest rate swap contracts	—	144	138	282
Total derivative financial instruments	—	604	575	1,179
Total liabilities at fair value	$—	$604	$575	$1,179

(a)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees as well as notes issued by supranational institutions.
(b)
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

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Financial Instrument Balances

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31 (in millions):

	2010
	Fair Value at December 31, 2009	Total Realized/ Unrealized Gains/(Losses)	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3 (a)	Fair Value at December 31, 2010	Change in Unrealized Gains/(Losses) on Instruments Still Held
Marketable securities	$4	$(4)	$11	$(10)	$1	$0
Derivative financial instruments, net	(168)	(113)	172	—	(109)	56
Retained interests in securitized assets	26	(1)	(25)	—	—	—
Total Level 3 fair value	$(138)	$(118)	$158	$(10)	$(108)	$56

(a)	Represents transfers out of $10 million due to the availability of observable data due to increase in market activity for these securities. Transfers in and transfers out represent the value at the end of the reporting period.

	2009
	Fair Value at December 31, 2008	Total Realized/ Unrealized Gains/(Losses)	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at December 31, 2009	Change in Unrealized Gains/(Losses) on Instruments Still Held
Marketable securities	$5	$(1)	$—	$—	$4	$(1)
Derivative financial instruments, net	(81)	(98)	11	—	(168)	(77)
Retained interests in securitized assets	92	9	(75)	—	26	1
Total Level 3 fair value	$16	$(90)	$(64)	$—	$(138)	$(77)

	2008
	Fair Value at January 1, 2008	Total Realized/ Unrealized Gains/(Losses)	Net Purchases/ (Settlements)	Net Transfers Into/(Out of) Level 3	Fair Value at December 31, 2008	Change in Unrealized Gains/(Losses) on Instruments Still Held
Marketable securities	$—	$0	$5	$—	$5	$0
Derivative financial instruments, net	(30)	(15)	(6)	(30)	(81)	(63)
Retained interests in securitized assets	653	49	(610)	—	92	(58)
Total Level 3 fair value	$623	$34	$(611)	$(30)	$16	$(121)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  FAIR VALUE MEASUREMENTS (Continued)

The following summarizes the realized/unrealized gains/(losses) on Level 3 financial instruments by position in the consolidated statement of operations for the years ended December 31 (in millions):

	2010
	Other Income, net	Other Comprehensive Income/(Loss) (a)	Interest Expense	Total Realized/ Unrealized Gains/(Losses)
Marketable securities	$(4)	$—	$—	$(4)
Derivative financial instruments, net (b)	(108)	(5)	—	(113)
Retained interests in securitized assets	(3)	2	—	(1)
Total	$(115)	$(3)	$—	$(118)

(a)	Other Comprehensive Income/(Loss) on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar affiliates.
(b)	See Note 12 for detail on financial statement presentation by hedge designation.

	2009
	Other Income, net	Other Comprehensive Income/(Loss) (a)	Interest Expense	Total Realized/ Unrealized Gains/(Losses)
Marketable securities	$(1)	$0	$—	$(1)
Derivative financial instruments, net (b)	(99)	1	—	(98)
Retained interests in securitized assets	9	0	—	9
Total	$(91)	$1	$—	$(90)

(a)	Other Comprehensive Income/(Loss) on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar affiliates.
(b)	See Note 12 for detail on financial statement presentation by hedge designation.

	2008
	Other Income, net	Other Comprehensive Income/(Loss) (a)	Interest Expense	Total Realized/ Unrealized Gains/(Losses)
Marketable securities	$—	$0	$—	$0
Derivative financial instruments, net (b)	1	(28)	12	(15)
Retained interests in securitized assets	107	(58)	—	49
Total	$108	$(86)	$12	$34

(a)	Other Comprehensive Income/(Loss) on derivative financial instruments represents foreign currency translation on instruments held by non-U.S. dollar affiliates.
(b)	See Note 12 for detail on financial statement presentation by hedge designation.

 FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  FAIR VALUE MEASUREMENTS (Continued)

Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair values subsequent to initial recognition on a nonrecurring basis by input hierarchy for the years ended December 31 that were still held on our balance sheet at December 31 (in millions):

	2010				2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
North America
Retail receivables	$—	$—	$82	$82	$—	$—	$80	$80
Dealer loans, net	—	—	22	22	—	12	19	31
Total North America	$—	$—	$104	$104	$—	$12	$99	$111

International
Retail receivables	$—	$—	$45	$45	$—	$—	$71	$71

Finance receivables, including retail accounts that have been charged-off and individual dealer loans where foreclosure is probable, are measured based on the fair value of the collateral adjusted for estimated costs to sell.  The collateral for retail receivables is the vehicle being financed and for dealer loans is real estate or other property.  See Note 5 for additional information related to the development of our allowance for credit losses.

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our consolidated statement of operations for the years ended December 31, related to items still held on our balance sheet at December 31 (in millions):

	Total Gains/(Losses)
	2010	2009	2008
North America
Retail receivables (a)	$(29)	$(24)	$(51)
Dealer loans, net (a)	(3)	(1)	—
Net investment in certain operating leases (b)	—	—	(2,086)
Total North America	$(32)	$(25)	$(2,137)

International
Retail receivables (a)	$(25)	$(141)	$(23)

(a)
Fair value changes related to retail finance receivables that have been charged-off or dealer loans that have been impaired based on the fair value of the collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

(b)
An impairment charge was recorded during the second quarter of 2008 related to certain vehicle lines in our operating lease portfolio in Depreciation on vehicles subject to operating leases on our consolidated statement of operations.  The fair value used to determine the impairment was based on the income approach and was measured by discounting the contractual payments and estimated auction proceeds.  The discount rate reflected hypothetical market assumptions regarding borrowing rates, credit loss patterns and residual risk.

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

All derivative instruments are recognized on the balance sheet at fair value.  To ensure consistency in our treatment of derivative and non-derivative exposures with regard to our master agreements, we do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.  We do, however, consider our net position for determining fair value.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

We have elected to apply hedge accounting to certain derivatives.  Derivatives that receive designated hedge accounting treatment are documented and the relationships are evaluated for effectiveness using a long haul method at the time they are designated, as well as throughout the hedge period.  Cash flows and profit impact associated with designated hedges are reported in the same category as the underlying hedged item.  Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.  Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying economic risk.

Fair Value Hedges.  We use certain derivatives to reduce the risk of changes in the fair value of liabilities.  We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt.  The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate.  We use regression analysis to assess hedge effectiveness.  If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net.  The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net.  Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the derivative and the change in the fair value of the hedged debt that is attributable to the changes in the benchmark interest rate.  The exchange of cash associated with fair value hedges is reported in Cash flows from operating activities in our consolidated statement of cash flows.

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

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes the pre-tax gain/(loss) recognized in income for each type of hedge designation for the year ending December 31 (in millions):

	Gain/(Loss)
	2010	2009
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$225	$164
Ineffectiveness (a)	(6)	(13)
Total	$219	$151

Derivatives not designated as hedging instruments
Interest rate contracts	$20	$(77)
Foreign exchange forward contracts (b)	61	(300)
Cross currency interest rate swap contracts (b)	(1)	12
Total	$80	$(365)

(a)	For 2010 and 2009, hedge ineffectiveness reflected a $117 million gain and a $46 million loss on derivatives, respectively, and a $123 million loss and $33 million gain on hedged debt, respectively.
(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which are recorded in Other income, net.

For our fair value hedges, net interest settlements and accruals are excluded from the assessment of hedge effectiveness.  We report net interest settlements and accruals in Interest expense. We report hedge ineffectiveness on fair value hedges and foreign currency revaluation on accrued interest in Other income, net.  We report all income items on derivatives not designated as hedging instruments in Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following tables summarize the estimated notional and fair value of our derivative financial instruments at December 31 (in millions):

	2010
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$8,826	$503	$7

Derivatives not designated as hedging instruments
Interest rate contracts	52,698	685	322
Foreign exchange forward contracts (a)	3,309	33	16
Cross currency interest rate swap contracts	1,472	25	189
Total derivatives not designated as hedging instruments	57,479	743	527
Total derivative financial instruments	$66,305	$1,246	$534

(a)	Includes forward contracts between Ford Credit and an affiliated company.

	2009
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$6,309	$385	$0

Derivatives not designated as hedging instruments
Interest rate contracts	68,153	1,252	846
Foreign exchange forward contracts (a)	3,939	22	51
Cross currency interest rate swap contracts	3,873	203	282
Total derivatives not designated as hedging instruments	75,965	1,477	1,179
Total derivative financial instruments	$82,274	$1,862	$1,179

(a)	Includes forward contracts between Ford Credit and an affiliated company.

We report derivative assets and derivative liabilities in Derivative financial instruments in our consolidated balance sheet.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions at December 31, 2010 is $1.2 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced our derivative assets by $9 million and $6 million and our derivative liabilities by $4 million and $15 million at December 31, 2010 and 2009, respectively.  See Note 11 for additional information regarding fair value measurements.

NOTE 13.  DIVESTITURES AND OTHER ACTIONS

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

North America Segment

Triad Financial Corporation.  In 2005, we completed the sale of Triad Financial Corporation.  We received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, and recognized after-tax gains of $2 million and $9 million in 2009 and 2008, respectively, in Gain on disposal of discontinued operations.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 13.  DIVESTITURES AND OTHER ACTIONS (Continued)

International Segment

FCA Holdings Limited.  At the end of the third quarter of 2009, we reclassified $911 million of finance receivables that we no longer had the intent to hold for the foreseeable future, or until maturity or payoff, from Finance receivables, net to Assets held-for-sale.  These assets represented the majority of our retail finance receivables in FCA Holdings Limited, our operation in Australia.  With the reclassification, we recorded a valuation allowance of $52 million to Other income, net to reflect the receivables at the lower of cost or fair value.  The receivables were sold on October 1, 2009.

Primus Leasing Company Limited.  In March 2009, we completed the sale of Primus Leasing Company Limited, our operation in Thailand that offered automotive retail and wholesale financing of Ford, Mazda and Volvo vehicles.  As a result of the sale, Finance receivables, net were reduced by $173 million and we recognized a de minimis pre-tax gain in Other income, net.

FCE Swiss Branch.  During the fourth quarter of 2008, FCE sold the assets of its Swiss branch to an affiliated company, Volvo Auto Bank Deutschland GmbH (“VAB”) in Germany, a subsidiary of Ford.  As a result of the sale, we reduced Finance receivables, net by $800 million, and recognized foreign currency translation adjustments of  $16 million as a pre-tax gain on sale in Other income, net.  VAB provides vehicle financing in Switzerland through its own Swiss branch.

Nordic Operations.  During the second quarter of 2008, we completed the creation of a joint venture finance company and transferred into it the majority of our business and assets from Denmark, Finland, Norway and Sweden.  Also in the second quarter of 2008, we sold 50% of the joint venture.  As a result of the sale, we reduced Finance receivables, net by $1.7 billion, and recognized a pre-tax gain in Other income, net of $85 million, net of transaction costs and including $35 million of foreign currency translation adjustments.  We report our ownership interest in the joint venture in Other assets as an equity method investment.  The joint venture supports the sale of Ford vehicles in these markets.

PRIMUS Financial Services Inc.  In April 2008, we completed the sale of 96% of our ownership interest in PRIMUS Financial Services Inc., our operation in Japan that offered automotive retail and wholesale financing of Ford and Mazda vehicles.  As a result of the sale, Finance receivables, net were reduced by $1.8 billion, Debt was reduced by $252 million, and we recognized a pre-tax gain of $22 million, net of transaction costs and including $28 million of foreign currency translation adjustments, in Other income, net.  Included in the foreign currency translation adjustments is the recognition of $3 million relating to a matured net investment hedge.  We report our remaining ownership interest in Other assets as a cost method investment.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 14.  INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company (“TARIC”) and its subsidiaries.  TARIC is a wholly owned subsidiary of Ford Credit.  TARIC offers a variety of products and services, including contractual liability insurance on extended service contracts, physical damage insurance covering vehicles at dealer locations and vehicles in-transit between final assembly plants and dealer locations, automobile liability covering Ford-owned vehicles, physical damage/liability reinsurance covering Ford dealer daily rental vehicles, and surety bonds issued to Ford and its subsidiaries.

Insurance premiums earned are reported net of reinsurance as Insurance premiums earned, net.  These premiums are earned over their respective policy periods.  Physical damage insurance premiums, including premiums on vehicles financed at wholesale by us, are recognized as income on a monthly basis.  Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience.  Certain costs of acquiring new business are deferred and amortized over the term of the related policies on the same basis on which premiums are earned.

Insurance Expenses and Liabilities

Insurance underwriting losses and expenses are reported as Insurance expenses.  The components of insurance expenses were as follows for the years ended December 31 (in millions):

	2010	2009	2008

Insurance claims	$43	$49	$95
Claim adjustment expenses	4	4	6
Amortization of deferred acquisition costs	(1)	2	2
Insurance expenses	$46	$55	$103

The liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, was $16 million and $20 million at December 31, 2010 and 2009, respectively, and was included in Other liabilities and deferred income.

Reinsurance

TARIC’s reinsurance activity primarily consists of ceding a majority of its automotive extended service plan contracts for a ceding commission.  Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets.  Ceded insurance expenses that were deducted from the amounts reported as Insurance expenses were $87 million, $101 million and $133 million in 2010, 2009 and 2008, respectively.

The effect of reinsurance on premiums written and earned was as follows (in millions):

	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned

Direct	$167	$229	$137	$269	$199	$355
Assumed	4	5	2	8	8	17
Ceded	(89)	(136)	(70)	(177)	(91)	(232)
Net premiums	$82	$98	$69	$100	$116	$140

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

The following table summarizes amounts included in Other income, net (in millions):

	2010	2009	2008
Gain/(Loss) from extinguishment of debt	$(139)	$20	$—
Interest and investment income	109	149	496
Currency revaluation gains/(losses) (a)	(92)	554	(1,708)
Insurance fee income	79	97	117
Gains/(Losses) on derivatives (b)	64	(376)	1,392
Investment and other income related to sales of receivables (c)	2	(25)	199
Gain on sale of businesses	0	0	128
Other	200	243	333
Other income, net	$223	$662	$957

(a)	Included net gains of $316 million in pre-tax earnings related to unhedged currency exposure primarily from cross-border intercompany lending in 2009.
(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt. See Note 12 for detail by derivative instrument and risk type.
(c)
Included in 2009 is a $52 million valuation allowance for Australian finance receivables sold in the fourth quarter of 2009.  See Note 13 for additional information on the sale of Australia’s finance receivables.

NOTE 16.  EMPLOYEE SEPARATION ACTIONS

We continuously monitor and manage the cost structure of our business to remain competitive within the industry.  Restructuring charges related to employee separation actions are provide by segment.

The cost of voluntary employee separation actions is recorded at the time of employee acceptance, unless the acceptance requires explicit approval by us.  The costs of conditional voluntary separations are accrued when all conditions are satisfied.  The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.

North America Segment

In the first quarter of 2010, we announced plans to continue to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables.  The restructuring occurred through involuntary separations, attrition and retirements.  In 2010, we recognized pre-tax charges of $15 million in Operating expenses as a result of these actions.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 16.  EMPLOYEE SEPARATION ACTIONS (Continued)

In 2009, we recognized pre-tax charges of $42 million in Operating expenses for employee separation actions relating to our U.S. restructuring which affected our servicing, sales and central operations.  In 2010, we released $1 million of this reserve.

In 2009, we recognized pre-tax charges of $2 million in Operating expenses for employee separation actions in Canada.  These separation actions have been completed.

In 2008, we released the remaining $2 million of the 2007 reserve related to employee separation actions.

International Segment

In 2010, we recognized pre-tax charges of $21 million (including $2 million for retirement plan benefits) in Operating expenses for employee separation actions primarily in European locations.

In 2009, we recognized pre-tax charges of $29 million (including $9 million for retirement plan benefits) in Operating expenses for employee separation actions in European, Asia Pacific and Latin America locations.  These separation actions have been completed.

In 2008, we recognized pre-tax charges of $19 million (including $1 million for retirement plan benefits) in Operating expenses for employee separation actions primarily in Asia Pacific locations.  These separation actions have been completed.

NOTE 17.  RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION

We are a participating employer in certain retirement, postretirement health care and life insurance and share-based compensation plans that are sponsored by Ford.  As described below, Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit.  Further information about these sponsored plans is available in Ford’s Annual Report on Form 10-K for the year ended December 31, 2010, filed separately with the Securities and Exchange Commission (“SEC”).

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

Retirement plan service costs allocated to Ford Credit for our employees in the United States participating in the Ford-sponsored plans were $21 million, $21 million and $23 million in 2010, 2009 and 2008, respectively.  The allocated cost for 2010, which was charged to Operating expenses, was equivalent to 10% of Ford’s total U.S. salaried retirement plan service cost.

Postretirement Health Care and Life Insurance Benefits

Postretirement health care and life insurance benefits are provided under certain Ford plans, which provide benefits to retired salaried employees primarily in the United States.  Our employees generally may become eligible for these benefits if they retire while working for us; however, benefits and eligibility rules may be modified from time to time.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 17.  RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION (Continued)

Postretirement health care and life insurance assigned to Ford Credit for our employees in the United States participating in the Ford-sponsored plans reduced Operating expenses by $21 million, $19 million and $17 million in 2010, 2009 and 2008, respectively.  The allocation for 2010 was equivalent to 7% of Ford’s total U.S. salaried postretirement health care and life insurance benefits cost.

Stock Options

Certain of our employees have been granted stock options under Ford’s Long-term Incentive Plans (“LTIP”).  Costs of these stock option plans are allocated to us based on the total number of employees at Ford Credit that are eligible for stock options.

Employee stock option expense allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $2 million, $2 million and $2 million in 2010, 2009 and 2008, respectively.  The allocated expense for 2010, which was charged to Operating expenses, was equivalent to 7% of Ford’s total stock option expense.

Restricted Stock Units

Certain of our employees have been granted performance and time-based restricted stock units.  Restricted stock units awarded in stock (“RSU-stock”) provide the recipients with the right to shares of stock after a restriction period.  The fair value of the units granted under the 1998 LTIP is the average of the high and low market price of Ford’s Common Stock on the grant date.  The fair value of the units granted under the 2008 LTIP is the closing price of Ford’s Common Stock on the grant date.  Outstanding RSU-stock are either strictly time-based or a combination of performance and time-based.  The restriction periods vary dependent upon the specific grant which generally ranges from one to three years.

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

RSU-stock expense allocated to Ford Credit for our employees participating in these plans was $10 million, $8 million and $6 million in 2010, 2009 and 2008, respectively.  The allocated expense for 2010, which was charged to Operating expenses, was equivalent to 7% of Ford’s total RSU-stock expense.

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

Income Statement

The income statement effects for the years ended December 31 of transactions with affiliated companies were as follows (reductions to Income/(Loss) before income taxes are presented as negative amounts) (in millions):

	2010	2009	2008
Net financing margin
Interest supplements and other support costs earned from Ford and affiliated companies	$3,226	$3,725	$4,774
Reimbursement of net losses on vehicles repurchased for Ford	236	255	782
Operating lease revenue earned on vehicles leased to Ford	230	229	267
Residual value support earned from Ford and affiliated companies (a)	339	431	395
Interest expense on debt with Ford and affiliated companies	(27)	(28)	(47)
Interest income earned on notes receivables from Ford and affiliated companies	48	28	38
Interest income earned on receivables with affiliates (b)	6	16	15
Interest paid under tax sharing agreement with Ford (c)	(13)	(1)	—
Other revenue
Gains/(Losses) from derivative transactions with affiliates (d)	(22)	(533)	1,730
Earned insurance premiums ceded to a Ford-owned affiliate	(86)	(127)	(180)
Interest earned under tax sharing agreement with Ford (c)	—	3	10
Expenses
Payments to Ford for marketing support, advice and services (e)	(105)	(99)	(185)
Insurance loss and loss adjustment expenses recovered from a Ford-owned affiliate	45	56	77
Retirement benefits and share-based compensation (f)	(12)	(12)	(14)

(a)	These amounts are primarily included in Depreciation on vehicles subject to operating leases.
(b)	Certain entities are reported as consolidated subsidiaries of Ford; revenue from providing financing to these entities is included in Financing revenue.
(c)
Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities.  Interest earned by us under this agreement is included in Other income, net.  Interest expenses due to Ford under this agreement are included in Interest expense.

(d)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt. See Note 12 and Note 15 for additional information.
(e)
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 18.  TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)

Balance Sheet

The balance sheet effects at December 31 of transactions with affiliated companies were as follows (in millions):

	2010	2009
Assets
Net finance receivables and investment in operating leases
Receivables purchased from certain divisions and affiliates of Ford (a)	$3,419	$3,889
Unearned interest supplements on finance receivables (b)	(1,881)	(1,932)
Finance receivables with Ford-owned entities (c)	487	647
Net investment in vehicles leased to Ford (d)	610	461
Notes and accounts receivables from Ford and affiliated companies	1,095	1,090
Derivative financial instruments – asset with Ford	33	22
Other assets
Vehicles held for resale that were purchased from Ford and affiliated companies (e)	298	458
Investment in non-consolidated affiliates	130	123
Interest supplements due from Ford related to sold receivables (f)	—	21
Liabilities
Accounts payable to Ford and affiliated companies (g)(h)	(884)	(1,145)
Income taxes payable to Ford and affiliated companies (h)	(1,348)	(1,352)
Debt with Ford and affiliated companies (i)	(661)	(564)
Derivative financial instruments – liability with Ford	(16)	(51)
Unearned interest supplements and residual support on operating leases (b)	(863)	(1,074)

(a)
We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers, and the purchase of other receivables generated by Ford.  At December 31, 2010, $645 million of these assets are subject to limited guarantees by Ford.  In addition, at December 31, 2010, Ford guaranteed $35 million of our finance receivables related to dealers.

(b)
Unearned interest supplements and residual support payments received for finance receivables and investment in operating leases purchased or originated beginning January 1, 2008.  At December 31, 2010 in the United States and Canada, Ford is obligated to pay us $269 million of interest supplements (including supplements related to sold receivables) and $26 million of residual value support over the terms of the related finance contracts, compared with about $1 billion of interest supplements and $180 million of residual support at December 31, 2009, in each case for contracts purchased prior to January 1, 2008.  The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.

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

(g)	Includes $366 million and $406 million of postretirement health care and life insurance benefits due to Ford at December 31, 2010 and 2009, respectively.
(h)
In accordance with our intercompany tax sharing agreement with Ford, the United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation.  The income tax payable to Ford does not include amounts recorded as Deferred income taxes.  Refer to Note 10 for additional information.  During 2010, we paid Ford $1.4 billion related to the agreement.

(i)	Includes $483 million and $389 million in support of a guarantee provided by FCE as collateral in respect of the obligations of Ford in Romania at December 31, 2010 and 2009, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 18.  TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)

Commitments and Contingencies

We provide various guarantees to third parties on behalf of Ford.  At December 31, 2010, the value of these guarantees totaled $163 million; Ford counter-guaranteed $108 million of these items.  See Note 21 for information regarding guarantees of certain obligations of unconsolidated and other affiliates.

Support Agreement

On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement (“Support Agreement”)   Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1.  A copy of the Support Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and is incorporated by reference herein as an exhibit.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 19.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total

2010
Revenue (a)	$8,125	$2,117	$(85)	$(10)	$—	$(95)	$10,147
Income
Income/(Loss) before income taxes	2,785	354	(85)	—	—	(85)	3,054
Provision for/(Benefit from) income taxes	1,012	124	(30)	—	—	(30)	1,106
Income/(Loss) from continuing operations	1,773	230	(55)	—	—	(55)	1,948
Other disclosures
Depreciation on vehicles subject to operating leases	1,784	161	—	—	—	—	1,945
Interest expense	3,054	1,169	—	(1)	—	(1)	4,222
Provision for credit losses	(287)	18	—	—	—	—	(269)
Finance receivables and net investment in operating leases	63,332	19,807	—	—	(1,881)	(1,881)	81,258
Total assets	77,835	25,742	—	—	(1,881)	(1,881)	101,696

2009
Revenue (a)	$10,851	$2,438	$50	$(36)	$—	$14	$13,303
Income					—
Income/(Loss) before income taxes (b)	1,905	46	50	—	—	50	2,001
Provision for/(Benefit from) income taxes	690	16	18	—	—	18	724
Income/(Loss) from continuing operations	1,215	30	32	—	—	32	1,277
Other disclosures
Depreciation on vehicles subject to operating leases	3,659	198	—	—	—	—	3,857
Interest expense	3,632	1,544	—	(14)	—	(14)	5,162
Provision for credit losses	717	249	—	—	—	—	966
Finance receivables and net investment in operating leases	70,903	23,636	—	(61)	(1,932)	(1,993)	92,546
Total assets	88,703	30,608	—	(35)	(1,932)	(1,967)	117,344

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.
(b)	North America segment income/(loss) before income taxes includes a net gain of $316 million related to unhedged currency exposure primarily from cross-border intercompany lending.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 19.  SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Total revenue, Income/(Loss) before income taxes and Finance receivables, net, and Net investment in operating leases with operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31 (in millions):

	2010	2009	2008

Revenue (a)
United States operations	$6,377	$8,772	$11,132
Canadian operations	1,671	2,113	2,422
European operations	1,681	2,069	3,192
Other foreign operations	418	349	768
Total revenue	$10,147	$13,303	$17,514

Income/(Loss) before income taxes
United States operations	$2,230	$1,391	$(2,173)
Canadian operations	296	309	(1,136)
European operations	353	346	601
Other foreign operations	175	(45)	149
Total income/(loss) before income taxes	$3,054	$2,001	$(2,559)

Finance receivables, net and net investment in operating leases
United States operations	$52,667	$59,691	$75,455
Canadian operations	9,085	9,652	10,167
European operations	17,049	20,397	25,612
Other foreign operations	2,457	2,806	4,603
Total finance receivables, net and net investment in operating leases	$81,258	$92,546	$115,837

(a)	Total revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 20.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2010
Total revenue (a)	$2,846	$2,606	$2,426	$2,269	$10,147
Depreciation on vehicles subject to operating leases	641	475	404	425	1,945
Interest expense	1,127	1,086	1,025	984	4,222
Total financing margin and other revenue	1,078	1,045	997	860	3,980
Provision for credit losses	(51)	(151)	(53)	(14)	(269)
Income from continuing operations	528	556	497	367	1,948
Net income	528	556	497	367	1,948

2009
Total revenue (a)	$3,528	$3,619	$3,205	$2,951	$13,303
Depreciation on vehicles subject to operating leases	1,415	943	842	657	3,857
Interest expense	1,420	1,290	1,259	1,193	5,162
Total financing margin and other revenue	693	1,386	1,104	1,101	4,284
Provision for credit losses	385	397	111	73	966
Income/(Loss) from continuing operations	(13)	411	427	452	1,277
Net income/(loss)	(13)	413	427	452	1,279

(a)	Total revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 21.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

At December 31, 2010, we had the following future minimum rental commitments under non-cancelable operating leases (in millions): 2011 — $18; 2012 — $15; 2013 — $14; 2014 — $7; 2015 — $3; thereafter — $11.  These amounts include rental commitments for certain land, buildings, machinery and equipment.  Our rental expense was $32 million, $36 million and $41 million in 2010, 2009 and 2008, respectively.

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees are not material.  We have estimated the probability of payment for each guarantee to be remote and have not recorded any loss accruals.  At December 31, 2010 and 2009, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates.  In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full.  The maximum potential payments under these guarantees totaled approximately $130 million in 2010 and $182 million in 2009, respectively.  Of these values, $75 million and $49 million at December 31, 2010 and 2009, respectively, was counter-guaranteed by Ford to us.

FCE has also guaranteed obligations of Ford in Romania pursuant to three guarantees with maximum potential payments of $516 million.  Two of the guarantees have been fully collateralized by $483 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary.  This cash is available for use in FCE’s daily operations, and is recorded as Debt.  The other guarantee of $33 million is not collateralized by Blue Oval Holdings, but is counter-guaranteed by Ford.  The expiration date of the guarantees is August 2011 and they could terminate on payment and/or cancellation of the obligations by Ford.  A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

Guarantees of obligations to Ford.  We had guaranteed $130 million of third-party obligations payable to Ford Brazil at December 31, 2009.  This guarantee was terminated, as of December 31, 2010, based on a favorable court ruling of the obligations obtained during the fourth quarter of 2010.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business.  These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealers; other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities generally would be triggered by a breach of terms of the contract or by a third-party claim.  We are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 21.  COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us including but not limited to those arising out of state and federal laws related to tax matters, financial services, employment-related matters, dealers, personal injury matters, investor matters, financial reporting matters and other contractual relationships.  Certain of the pending legal actions are, or purport to be, class actions.  Some of the foregoing matters involve or may involve compensatory, punitive, or treble damage claims in very large amounts, or other relief, which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.  We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable.  It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2010.  We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.