Form 10-Q
period 2011-03-31
FORD MOTOR CREDIT CO LLC
filed 2011-05-10
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

EXHIBIT INDEX APPEARS AT PAGE 67

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2011 and 2010
(in millions)

	First Quarter
	2011	2010
Financing revenue
Operating leases	$647	$988
Retail	529	624
Interest supplements and other support costs earned from affiliated companies	712	867
Wholesale	225	225
Other	14	20
Total financing revenue	2,127	2,724
Depreciation on vehicles subject to operating leases	(411)	(641)
Interest expense	(893)	(1,127)
Net financing margin	823	956
Other revenue
Insurance premiums earned, net	23	26
Other income, net (Note 12)	77	96
Total financing margin and other revenue	923	1,078
Expenses
Operating expenses	266	292
Provision for credit losses (Note 4)	(64)	(51)
Insurance expenses	8	9
Total expenses	210	250
Income before income taxes	713	828
Provision for income taxes (Note 1)	262	300
Net income	$451	$528

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$8,591	$8,347
Marketable securities	4,927	6,759
Finance receivables, net (Note 2)	73,200	71,302
Net investment in operating leases (Note 3)	9,976	9,956
Notes and accounts receivable from affiliated companies	1,307	1,095
Derivative financial instruments (Note 11)	949	1,246
Other assets (Note 7)	2,825	2,991
Total assets	$101,775	$101,696

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$1,416	$1,272
Affiliated companies	1,623	884
Total accounts payable	3,039	2,156
Debt (Note 8)	82,943	82,879
Deferred income taxes	1,475	1,494
Derivative financial instruments (Note 11)	305	534
Other liabilities and deferred income (Note 7)	3,807	4,311
Total liabilities	91,569	91,374

Shareholder’s interest
Shareholder’s interest	5,274	5,274
Accumulated other comprehensive income	1,154	821
Retained earnings (Note 9)	3,778	4,227
Total shareholder’s interest	10,206	10,322
Total liabilities and shareholder’s interest	$101,775	$101,696

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs:

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$4,351	$4,031
Finance receivables, net	49,914	50,001
Net investment in operating leases	5,345	6,121
Derivative financial instruments — assets	44	26
Debt	41,379	40,247
Derivative financial instruments — liabilities	105	222

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2011 and 2010
(in millions)

	First Quarter
	2011	2010
Net income	$451	$528
Other comprehensive income/(loss):
Foreign currency translation (net of tax of $0)	333	(173)
Comprehensive income	$784	$355

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2011 and 2010
(in millions)

	First Quarter
	2011	2010
Cash flows from operating activities
Net income	$451	$528
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	(64)	(51)
Depreciation and amortization	560	748
Amortization of upfront interest supplements	(439)	(445)
Net change in deferred income taxes	42	(87)
Net change in other assets	169	524
Net change in other liabilities	548	900
All other operating activities	(43)	(12)
Net cash provided by operating activities	1,224	2,105
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(5,932)	(5,549)
Collections of finance receivables (other than wholesale)	6,808	7,418
Purchases of operating lease vehicles	(1,812)	(1,226)
Liquidations of operating lease vehicles	1,434	1,959
Net change in wholesale receivables	(1,620)	541
Net change in notes receivable from affiliated companies	(7)	(4)
Purchases of marketable securities	(7,830)	(9,239)
Proceeds from sales and maturities of marketable securities	9,664	6,284
Settlements of derivatives	(22)	174
All other investing activities	(3)	(77)
Net cash provided by investing activities	680	281
Cash flows from financing activities
Proceeds from issuances of long-term debt	8,386	8,767
Principal payments on long-term debt	(10,003)	(8,824)
Change in short-term debt, net	693	(1,136)
Cash distributions to parent	(900)	(500)
All other financing activities	(31)	(36)
Net cash (used in) financing activities	(1,855)	(1,729)
Effect of exchange rate changes on cash and cash equivalents	195	(176)

Total cash flows from continuing operations	244	481

Cash and cash equivalents, beginning of period	$8,347	$10,882
Change in cash and cash equivalents	244	481
Cash and cash equivalents, end of period	$8,591	$11,363

The accompanying notes are an integral part of the financial statements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”).  Results for interim periods should not be considered indicative of results for any other interim period or for the full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K Report”).  We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Provision for Income Taxes

The provision for income taxes is computed by applying our estimated annual effective tax rate to year-to-date income before taxes.

Accounting Standards Issued But Not Yet Adopted

Troubled Debt Restructurings.  In April 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard to clarify the accounting for and disclosures about troubled debt restructurings by creditors.  The new standard was issued to address concerns about the diversity in practice related to identifying troubled debt restructurings and provides additional guidance as to whether a restructuring meets the criteria to be considered a troubled debt restructuring for purposes of recording an impairment and providing related disclosures.  The standard is effective for us as of July 1, 2011 and will be applied prospectively to troubled debt restructurings occurring on or after January 1, 2011.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Insurance.  In October 2010, the FASB issued a new standard addressing the deferral of acquisition costs within the insurance industry.  The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts.  The standard is effective for us as of January 1, 2012.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES

We segment our North America and International portfolio of finance receivables into “consumer” and “non-consumer” receivables.  The receivables are secured by the vehicles, inventory, or other property being financed.

Consumer Segment.  Receivables in this portfolio segment relate to products offered to individuals and businesses that finance the acquisition of Ford vehicles from dealers for personal and commercial use.  The products include:

●	Retail financing – retail installment contracts for new and used vehicles
●	Direct financing leases – direct financing leases with retail customers, government entities, daily rental companies, and fleet customers

Non-Consumer Segment.  Receivables in this portfolio segment relate to products offered to automotive dealers and purchased receivables.  The products include:

●	Wholesale financing – loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing
●	Dealer loans – loans to dealers to finance working capital, and to finance the purchase of dealership real estate and/or make improvements to dealership facilities
●	Other financing – purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES (Continued)

Finance Receivables, net

Finance receivables, net were as follows (in millions):

	March 31, 2011			December 31, 2010
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,601	$9,362	$47,963	$39,129	$9,124	$48,253
Less: Unearned interest supplements (a)	(1,559)	(293)	(1,852)	(1,580)	(285)	(1,865)
Retail	37,042	9,069	46,111	37,549	8,839	46,388
Direct financing leases, gross	12	1,401	1,413	17	1,449	1,466
Less: Unearned interest supplements (a)	—	(17)	(17)	—	(16)	(16)
Direct financing leases	12	1,384	1,396	17	1,433	1,450
Consumer finance receivables (b)	$37,054	$10,453	$47,507	$37,566	$10,272	$47,838

Non-Consumer
Wholesale	$14,146	$9,870	$24,016	$13,273	$8,663	$21,936
Dealer loans	1,085	55	1,140	1,117	57	1,174
Other	724	482	1,206	738	383	1,121
Non-Consumer finance receivables (b)(c)	15,955	10,407	26,362	15,128	9,103	24,231
Total recorded investment	$53,009	$20,860	$73,869	$52,694	$19,375	$72,069

Recorded investment in finance receivables	$53,009	$20,860	$73,869	$52,694	$19,375	$72,069
Less: Allowance for credit losses (d)	(532)	(137)	(669)	(625)	(142)	(767)
Finance receivables, net (e)	$52,477	$20,723	$73,200	$52,069	$19,233	$71,302

Net finance receivables subject to fair value (f)			$71,797			$69,830
Fair value			73,486			71,547

(a)	Ford-sponsored special-rate financing attributable to retail contracts and direct financing leases.
(b)
At March 31, 2011 and December 31, 2010, includes North America consumer receivables of $28.3 billion and $28.7 billion and non-consumer receivables of $13 billion and $12.8 billion, respectively, and International consumer receivables of $6.7 billion and $7.1 billion and non-consumer receivables of $6.6 billion and $5.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements, of which $103 million is reported as inventory by Ford at March 31, 2011.  The cash flows generated from the collection of these receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  Refer to Note 5 for additional information.

(c)
At March 31, 2011 and December 31, 2010, includes $52 million and $45 million, respectively, of North America wholesale receivables and $20 million and $24 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford.  At March 31, 2011 and December 31, 2010, includes $466 million and $418 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford.  The associated vehicles that are being financed by us are reported as inventory on Ford’s balance sheet.

(d)
At March 31, 2011 and December 31, 2010, includes $622 million and $701 million, respectively, of allowance for credit losses attributable to consumer receivables and $47 million and $66 million, respectively, attributable to non-consumer receivables.  See Note 4 for additional information related to our allowance for credit losses.

(e)	At March 31, 2011 and December 31, 2010, excludes $167 million and $176 million, respectively, of accrued uncollected interest receivable, which we report in Other assets on our balance sheet.
(f)
At March 31, 2011 and December 31, 2010, excludes $1.4 billion and $1.5 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES (Continued)

Aging.  For all classes of finance receivables, we define “past due” as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date.  The aging analysis of our finance receivables balances at March 31, 2011 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$633	$64	$26	$77	$800	$36,242	$37,042
Direct financing leases	3	0	0	0	3	9	12
Non-Consumer
Wholesale	6	0	0	2	8	14,138	14,146
Dealer loans	5	0	9	15	29	1,056	1,085
Other	—	—	—	—	—	724	724
Sub-total	647	64	35	94	840	52,169	53,009

International
Consumer
Retail	$86	$35	$17	$50	$188	$8,881	$9,069
Direct financing leases	11	5	2	4	22	1,362	1,384
Non-Consumer
Wholesale	1	0	0	7	8	9,862	9,870
Dealer loans	—	—	—	—	—	55	55
Other	—	—	—	—	—	482	482
Sub-total	98	40	19	61	218	20,642	20,860

Total recorded investment	$745	$104	$54	$155	$1,058	$72,811	$73,869

Credit Quality

Consumer

When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the related receivables using several factors such as credit bureau information, consumer credit risk scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to our proprietary scoring system, we consider other individual consumer factors such as employment history, financial stability, and capacity to pay.

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES (Continued)

Credit quality ratings for our consumer receivables are categorized as follows:

●	Pass – receivables that are current to 60 days past due
●	Special Mention – receivables 61 to 120 days past due and in aggressive collection status
●	Substandard – receivables greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of the collateral

The credit quality analysis of our consumer receivables portfolio was as follows (in millions):

	March 31, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,875	$12	$37,348	$17
Special Mention	90	0	119	0
Substandard	77	0	82	0
Sub-total	37,042	12	37,549	17

International
Pass	8,967	1,373	8,762	1,423
Special Mention	52	7	58	7
Substandard	50	4	19	3
Sub-total	9,069	1,384	8,839	1,433
Total recorded investment	$46,111	$1,396	$46,388	$1,450

Non-Consumer

For all classes of non-consumer receivables, we extend commercial credit to dealers primarily in the form of approved lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles.  Each commercial lending request is evaluated, taking into consideration the borrower’s financial condition and the underlying collateral securing the loan.

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

Dealers are assigned to one of four groups according to risk ratings as follows:

●	Group I – Dealers with strong to superior financial metrics
●	Group II – Dealers with fair to favorable financial metrics
●	Group III – Dealers with marginal to weak financial metrics
●	Group IV – Dealers with poor financial metrics, including dealers classified as uncollectible

We suspend credit lines and extend no further funding to dealers classified in Group IV.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES (Continued)

Performance of our non-consumer receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables generally is not required until the dealer has sold the vehicle inventory.  Wholesale and dealer loan receivables with the same dealer customer share the same risk rating.

The credit quality analysis of our wholesale and dealer loan receivables was as follows (in millions):

	March 31, 2011		December 31, 2010
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$11,632	$770	$10,540	$785
Group II	2,220	196	2,372	208
Group III	276	107	353	107
Group IV	18	12	8	17
Sub-total	14,146	1,085	13,273	1,117

International
Group I	6,163	28	5,270	29
Group II	2,325	16	1,939	15
Group III	1,374	10	1,454	12
Group IV	8	1	0	1
Sub-total	9,870	55	8,663	57
Total recorded investment	$24,016	$1,140	$21,936	$1,174

Other non-consumer receivables consist primarily of purchased receivables from Ford, and are excluded from our credit quality reporting, since the performance of this group of receivables is generally guaranteed by Ford.

Non-Accrual

The accrual of revenue is discontinued at the time a receivable is determined to be uncollectible, at bankruptcy status notification, or at 120 days past due.  Finance receivable accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured.  For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received.  Payments are generally applied first to outstanding interest and then to the unpaid principal balance.  Consumer receivables in non-accrual status were as follows (in millions):

	March 31, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Greater than 120 days past due	$77	$—	$82	$—
Less than 120 days past due	337	—	355	—
Sub-total	414	—	437	—

International
Greater than 120 days past due	50	4	19	3
Less than 120 days past due	4	—	26	1
Sub-total	54	4	45	4
Total recorded investment	$468	$4	$482	$4

Finance receivables greater than 90 days past due and still accruing interest at March 31, 2011 and December 31, 2010, reflect $20 million and $7 million, respectively, of non-bankrupt retail accounts in the 91 – 120 days past-due category that are in the process of collection and $9 million and $1 million, respectively, of dealer loans.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES (Continued)

Impaired Receivables

Our consumer receivables are collectively evaluated for impairment.  Our non-consumer receivables are both collectively and specifically evaluated for impairment.  Specifically impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer loans that have been modified in troubled debt restructurings.

We place impaired receivables in non-accrual status.  The following factors (not necessarily in the order of importance or probability of occurrence) are considered in determining whether a receivable is impaired:

●	Delinquency in contractual payments of principal or interest
●	Deterioration of the borrower’s competitive position
●	Cash flow difficulties experienced by the borrower
●	Breach of loan covenants or conditions
●	Initiation of dealer bankruptcy or other insolvency proceedings
●	Fraud or criminal conviction

See Note 4 for additional information related to the development of our allowance for credit losses.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES (Continued)

The following tables identify non-consumer receivables that were both impaired and in non-accrual status (in millions):

	March 31, 2011
	Recorded Investment in Impaired Receivables & Receivables in Non-Accrual Status	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment	Financing Revenue Collected
North America
With no allowance recorded
Wholesale	$18	$18	$—	$19	$0
Dealer loans	6	6	—	8	0

With an allowance recorded
Wholesale	—	—	—	—	—
Dealer loans	63	63	8	67	0

International
With no allowance recorded
Wholesale	20	20	—	22	0
Dealer loans	1	1	—	2	0

With an allowance recorded
Wholesale	4	4	1	4	0
Dealer loans	—	—	—	—	—

Total
Wholesale	$42	$42	$1	$45	$0
Dealer loans	70	70	8	77	0
Total	$112	$112	$9	$122	$0

Impaired receivables with no related allowance for credit losses recorded are primarily attributable to accounts for which the uncollectible portion of the receivables has already been charged off.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES (Continued)

	December 31, 2010
	Recorded Investment in Impaired Receivables & Receivables in Non-Accrual Status	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment	Financing Revenue Collected
North America
With no allowance recorded
Wholesale	$8	$8	$—	$19	$2
Dealer loans	2	2	—	9	0

With an allowance recorded
Wholesale	—	—	—	—	—
Dealer loans	64	64	10	69	3

International
With no allowance recorded
Wholesale	22	22	—	29	2
Dealer loans	1	1	—	2	0

With an allowance recorded
Wholesale	4	4	1	7	0
Dealer loans	—	—	—	—	—

Total
Wholesale	$34	$34	$1	$55	$4
Dealer loans	67	67	10	80	3
Total	$101	$101	$11	$135	$7

Impaired receivables with no related allowance for credit losses recorded are primarily attributable to accounts for which the uncollectible portion of the receivables has already been charged off.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2.  FINANCE RECEIVABLES (Continued)

Troubled Debt Restructurings

A restructuring of debt constitutes a troubled debt restructuring if we grant a concession for economic or legal reasons related to the debtor’s financial difficulties that we otherwise would not consider in the normal course of our business.

Consumer.  While payment extensions are granted on consumer receivables in the normal course of the collection process, no concessions are made on the principal balance loaned or the interest rate charged.  Payment extensions typically result in a one-month deferral of the consumer’s normal monthly payment and do not constitute a troubled debt restructuring.

Non-Consumer.  Within our non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as troubled debt restructurings.

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

We do not grant concessions on the principal balance of dealer loan modifications but may make other concessions if the dealer is experiencing financial difficulties.  The principal balance of dealer loans involved in troubled debt restructurings in the period ending March 31, 2011 was $12 million.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford and other affiliates.  The unamortized balance of unearned interest supplements and residual support payments on operating leases are included in Other liabilities and deferred income on the balance sheet.  Refer to Note 7 for further information.

Net investment in operating leases were as follows (in millions):

	March 31, 2011	December 31, 2010

Vehicles, at cost, including initial direct costs	$13,637	$14,046
Less: Accumulated depreciation	(3,586)	(4,003)
Net investment in operating leases before allowance for credit losses (a)	10,051	10,043
Less: Allowance for credit losses	(75)	(87)
Net investment in operating leases	$9,976	$9,956

(a)
At March 31, 2011 and December 31, 2010, includes net investment in operating leases of $5.4 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements.  These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied.  Refer to Note 5 for additional information.

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

Consumer

The majority of our credit losses are attributable to our consumer receivables segment.  We estimate the allowance for credit losses on our consumer receivables segment and on our investments in operating leases using a combination of measurement models and management judgment.  The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions.  Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio.  Therefore, we may adjust the estimate to reflect management’s judgment regarding justifiable changes in recent economic trends and conditions, portfolio composition and other relevant factors.

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

●	Frequency – the number of finance receivables that are expected to default over the loss emergence period, measured as repossessions

●
Loss severity – the expected difference between the amount a customer owes when the finance contract is charged-off and the amount received, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer

The consumer receivables portfolio allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that based on historical experience indicates that credit losses have been incurred in the portfolio even though the particular receivables that are uncollectible cannot be specifically identified.  The LTR model is based on the most recent years of history.  Each LTR is calculated by dividing credit losses by average end-of-period receivables excluding unearned interest supplements and allowance for credit losses.  A weighted-average LTR is calculated for each class of consumer receivables and multiplied by the end-of-period receivable balances for that given class.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4.  ALLOWANCE FOR CREDIT LOSSES (Continued)

The loss emergence period (“LEP”) is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged-off.  This time period starts when the borrower begins to experience financial difficulty.  It is evidenced later, typically through delinquency, before eventually resulting in a charge-off.  The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

For consumer receivables greater than 120 days past due, the uncollectible portion of the receivable is charged-off, such that the remaining recorded investment in the loan is equal to the estimated fair value of the collateral less costs to sell.

After establishing the collective allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

Non-Consumer

We estimate the allowance for credit losses for non-consumer receivables based on historical LTR ratios, expected future cash flows, and the fair value of collateral.

Collective Allowance for Credit Losses.  We estimate an allowance for non-consumer receivables that are not specifically identified as impaired using a LTR model for each financing product based on historical experience.  This LTR is a weighted-average of the most recent historical experience and is calculated consistent with the consumer receivables LTR approach.  All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance.

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

After establishment of the collective and specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4.  ALLOWANCE FOR CREDIT LOSSES (Continued)

Allowance for Credit Losses

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the period ended March 31, 2011 (in millions):

	Finance Receivables			Net Investment in	Total
	Consumer	Non-Consumer	Total	Operating Leases	Allowance
Allowance for credit losses
Beginning balance	$701	$66	$767	$87	$854
Charge-offs	(112)	3	(109)	(29)	(138)
Recoveries	57	1	58	25	83
Provision for credit losses	(31)	(24)	(55)	(9)	(64)
Other (a)	7	1	8	1	9
Ending balance	$622	$47	$669	$75	$744

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$622	$38	$660	$75	$735
Specific impairment allowance	—	9	9	—	9
Ending balance	$622	$47	$669	$75	$744

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,507	$26,250	$73,757	$10,051
Specifically evaluated for impairment	—	112	112	—
Recorded investment (b)	$47,507	$26,362	$73,869	$10,051

Ending balance, net of allowance for credit losses	$46,885	$26,315	$73,200	$9,976

(a)	Represents principally amounts related to translation adjustments.
(b)	Finance receivables and net investment in operating leases before allowance for credit losses.

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

Most of these securitization transactions utilize VIEs.  Refer to Note 6 for more information concerning VIEs.  The following tables show the assets and liabilities related to our securitization transactions that were included in our financial statements (in billions):

	March 31, 2011
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$3.0	$32.7	$0.4	$32.3	$27.2
Wholesale	0.6	17.6	0.0	17.6	11.8
Finance receivables	3.6	50.3	0.4	49.9	39.0
Net investment in operating leases	0.8	5.4	0.1	5.3	2.4
Total	$4.4	$55.7	$0.5	$55.2	$41.4

Non-VIE
Retail (c)	$0.1	$2.3	$0.0	$2.3	$1.9
Wholesale	0.0	2.0	0.0	2.0	1.7
Finance receivables	0.1	4.3	0.0	4.3	3.6
Net investment in operating leases	—	—	—	—	—
Total	$0.1	$4.3	$0.0	$4.3	$3.6

Total securitization transactions
Retail (c)	$3.1	$35.0	$0.4	$34.6	$29.1
Wholesale	0.6	19.6	0.0	19.6	13.5
Finance receivables	3.7	54.6	0.4	54.2	42.6
Net investment in operating leases	0.8	5.4	0.1	5.3	2.4
Total	$4.5	$60.0	$0.5	$59.5	$45.0

(a)	Unearned interest supplements are excluded from securitization transactions.
(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)	Includes direct financing leases.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2010
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.8	$33.8	$0.4	$33.4	$27.1
Wholesale	0.4	16.6	0.0	16.6	10.1
Finance receivables	3.2	50.4	0.4	50.0	37.2
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.0	$56.6	$0.5	$56.1	$40.2

Non-VIE
Retail (c)	$0.1	$2.0	$0.0	$2.0	$1.7
Wholesale	0.1	2.1	0.0	2.1	1.7
Finance receivables	0.2	4.1	0.0	4.1	3.4
Net investment in operating leases	—	—	—	—	—
Total	$0.2	$4.1	$0.0	$4.1	$3.4

Total securitization transactions
Retail (c)	$2.9	$35.8	$0.4	$35.4	$28.8
Wholesale	0.5	18.7	0.0	18.7	11.8
Finance receivables	3.4	54.5	0.4	54.1	40.6
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.2	$60.7	$0.5	$60.2	$43.6

(a)	Unearned interest supplements are excluded from securitization transactions.
(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.
(c)	Includes direct financing leases.

The financial performance related to our securitization transactions for the periods ended March 31 were as follows (in millions):

	First Quarter
	2011	2010
VIE
Derivative (income)/expense	$(55)	$145
Interest expense	254	332
Total VIE	$199	$477

Non-VIE
Derivative expense	$8	$4
Interest expense	36	82
Total Non-VIE	$44	$86

Total securitization transactions
Derivative (income)/expense	$(47)	$149
Interest expense	290	414
Total	$243	$563

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5.  TRANSFERS OF RECEIVABLES (Continued)

Certain of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency.  Refer to Note 10 regarding the fair value of derivatives.  In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate their interest rate risk resulting from derivatives with our securitization entities.  Our exposures based on the fair value of derivative instruments related to securitization programs were as follows (in millions):

	March 31, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability

VIE - securitization entities	$44	$105	$26	$222
Ford Credit related to VIE	56	59	134	37
Other Ford Credit securitization related	16	23	14	23
Total securitization transactions	$116	$187	$174	$282

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer’s performance is at risk, which transfers the corresponding risk of loss from the VIE to us.  In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels.  The balances of cash related to these contributions were $146 million and zero at March 31, 2011 and December 31, 2010, respectively, and ranged from zero to $146 million during the first quarter of 2011.  In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program (“FCAR”).

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

VIEs of which we are not the primary beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary.  The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by our joint venture partner.  The operating agreement indicates that the power to direct economically significant activities is shared with our joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with our joint venture partner.  Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets.  Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $77 million and $71 million at March 31, 2011 and December 31, 2010, respectively.

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

Other assets were as follows (in millions):

	March 31, 2011	December 31, 2010
Accrued interest and other non-finance receivables	$996	$950
Collateral held for resale, at net realizable value	304	346
Restricted cash (a)	293	271
Deferred charges	286	287
Prepaid reinsurance premiums and other reinsurance receivables	222	227
Deferred charges – income taxes	207	273
Investment in used vehicles held for resale, at net realizable value	172	298
Investment in non-consolidated affiliates	142	146
Property and equipment, net of accumulated depreciation of $371 and $369 at March 31, 2011 and December 31, 2010, respectively	140	130
Other	63	63
Total other assets	$2,825	$2,991

(a)	Includes primarily cash collateral required to be held against loans with the European Investment Bank and also cash held to meet certain local governmental and regulatory reserve requirements.

Other liabilities and deferred income were as follows (in millions):

	March 31, 2011	December 31, 2010
Income taxes payable to Ford and affiliated companies (a)	$1,137	$1,348
Deferred interest supplements and residual support payments on net investment in operating leases	865	863
Interest payable	748	991
Unrecognized tax benefits	540	533
Unearned insurance premiums	242	251
Other	275	325
Total other liabilities and deferred income	$3,807	$4,311

(a)	During the first quarter of 2011, we paid $401 million to Ford in accordance with our intercompany tax sharing agreement.

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8.  DEBT (Continued)

Debt

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates (a)
	Average		Average		Weighted-		Debt
	Contractual (b)		Effective (c)		Average (d)		March 31,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010

Short-term debt
Asset-backed commercial paper (e)	0.4%	0.5%					$6,751	$6,634
Ford Interest Advantage (f)	1.6%	1.8%					4,924	4,525
Other asset-backed short-term debt (e)	2.3%	2.6%					1,222	1,112
Other short-term debt (g)	4.0%	4.9%					1,150	1,000
Total short-term debt	1.3%	1.4%	1.3%	1.4%	1.7%	1.9%	14,047	13,271
Long-term debt
Senior indebtedness
Notes payable within one year (g)							9,337	9,129
Notes payable after one year (g)							22,653	24,771
Asset-backed debt (e)
Notes payable within one year							15,371	16,673
Notes payable after one year							21,673	19,132
Unamortized Discount							(364)	(399)
Fair value adjustments (h)							226	302
Total long-term debt (i)	4.7%	4.6%	5.1%	5.0%	4.5%	4.7%	68,896	69,608
Total debt	4.1%	4.1%	4.4%	4.4%	4.1%	4.2%	$82,943	$82,879

Fair value of debt (j)							$87,212	$86,256

(a)	Interest rates are presented for the first quarter of 2011 and the fourth quarter of 2010.
(b)	Average contractual rates reflect the stated contractual interest rate excluding amortization of discounts, premiums and issuance fees.
(c)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums and issuance fees.
(d)	Weighted-average rates reflect the average effective interest rate plus the impact of derivatives and facility fees.
(e)
Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.  Refer to Note 5 for information regarding on-balance sheet securitization transactions.

(f)	The Ford Interest Advantage program consists of our floating rate demand notes.
(g)	Includes debt with affiliated companies as indicated in the table below.
(h)	Fair value adjustments related to designated fair value hedges of unsecured debt.
(i)	Average contractual, average effective, and weighted-average interest rates for total long-term debt reflect the rates for both notes payable within one year and notes payable after one year.
(j)
Fair value of debt reflects interest accrued but not yet paid of $797 million and about $1 billion at March 31, 2011 and December 31, 2010, respectively.
Interest accrued is reported in Other liabilities and deferred income and Accounts payable – Affiliated companies.  See Note 10 for fair value methodology.

	March 31,	December 31,
	2011	2010
Debt with affiliated companies
Other short-term debt	$397	$385
Notes payable within one year	169	160
Notes payable after one year	120	116
Total debt with affiliated companies	$686	$661

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

In the first quarter of 2011, through private market transactions, we repurchased and called an aggregate principal amount of $673 million (including $114 million maturing in 2011) of our unsecured debt.  As a result, we recorded a pre-tax loss of $7 million, net of unamortized premiums, discounts and fees, in Other income, net.

In the first quarter of 2010, through private market transactions, we repurchased and called an aggregate principal amount of $319 million (including $157 million maturing in 2010) of our unsecured debt.  As a result, we recorded a pre-tax loss of $7 million, net of unamortized premiums, discounts and fees, in Other income, net.

Debt Maturities.  Short-term and long-term debt matures at various dates through 2048.  Maturities are as follows (in millions):

	2011 (a)	2012 (b)	2013	2014	2015	Thereafter (c)	Total
Unsecured debt	$11,460	$7,059	$5,276	$3,784	$5,209	$5,276	$38,064
Asset-backed debt	20,875	13,884	5,620	2,694	1,944	—	45,017
Unamortized premium/(discount) (d)	1	(100)	(49)	(149)	(24)	(43)	(364)
Fair value adjustments (d)	23	69	60	31	41	2	226
Total debt	$32,359	$20,912	$10,907	$6,360	$7,170	$5,235	$82,943

(a)	Includes $13,703 million for short-term and $18,656 million for long-term debt.
(b)	Includes $344 million for short-term and $20,568 million for long-term debt.
(c)	Includes $5,258 million of unsecured debt maturing between 2016 and 2021 with the remaining balance maturing after 2031.
(d)	Unamortized discount and fair value adjustments are presented based on maturity date of related debt.

NOTE 9.  RETAINED EARNINGS

The following table summarizes earnings retained for use in the business for the periods ended March 31 (in millions):

	First Quarter
	2011	2010
Retained earnings, beginning balance	$4,227	$4,779
Net income	451	528
Distributions	(900)	(500)
Retained earnings, ending balance	$3,778	$4,807

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, derivative financial instruments and retained interests in securitized assets are presented on our financial statements at fair value.  The fair value of finance receivables and debt, together with the related carrying value, is disclosed in Notes 2 and 8, respectively.  Certain other assets and liabilities are measured at fair value on a nonrecurring basis and vary based on specific circumstances such as impairments.

Fair Value Measurements

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs.  We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

●	Level 1 — inputs include quoted prices for identical instruments and are the most observable.
●	Level 2 — inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
●	Level 3 — inputs include data not observable in the market and reflect management’s judgments about the assumptions market participants would use in pricing the asset or liability.

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment.

Valuation Methodologies

Cash and Cash Equivalents.  Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of changes in value due to interest rate, market price, or penalty on withdraw.  A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition.  Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents.   Time deposits, certificates of deposit, and money market accounts meeting this criteria are classified as Cash and cash equivalents, reported at par value, and excluded from the tables below.

Marketable Securities.  Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is a more than insignificant risk of changes in value because of interest rate, market price or penalty on withdraw are classified as Marketable securities.  For marketable securities, we generally measure fair value based on a market approach using prices obtained from pricing services.  We review all pricing data for reasonability and observability of inputs.  Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class).  Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a dealer stands ready to purchase) and other market information.  For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize matrix pricing, benchmark curves or other factors to determine fair value.  In certain cases, when observable pricing data are not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

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

In certain cases, market data are not available and we develop assumptions or use models (e.g., Black Scholes) which are used to determine fair value.  This includes situations for longer-dated instruments where market data is less observable.  Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is reset based on actual payments on the securitized contracts.  We use management judgment to estimate the timing and amount of the remaining swap cash flows based on historical pre-payment speeds.

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

Debt.  We estimate the fair value of debt based on a market approach using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible.  Where market prices or current market rates are not available, we estimate fair value based on an income approach using discounted cash flow models.  These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments.  For asset-backed debt issued in securitization transactions, the principal payments are based on projected payments for specific assets securing the underlying debt considering historical pre-payment speeds.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following summarizes the fair values of financial instruments measured at fair value on a recurring basis on our balance sheet (in millions):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$—	$—	$—	$—
U.S. government-sponsored enterprises	—	250	—	250
Foreign government agencies (a)	—	308	—	308
Corporate debt	—	1	—	1
Government — non U.S.	—	314	—	314
Total cash equivalents — financial instruments (b)	—	873	—	873
Marketable securities
U.S. government	828	—	—	828
U.S. government-sponsored enterprises	—	1,521	—	1,521
Foreign government agencies (a)	—	1,188	—	1,188
Corporate debt	—	1,187	—	1,187
Mortgage-backed	—	176	—	176
Government — non U.S.	—	10	—	10
Other liquid investments (c)	—	17	—	17
Total marketable securities	828	4,099	—	4,927
Derivative financial instruments
Interest rate contracts	—	780	106	886
Foreign exchange forward contracts	—	63	—	63
Cross currency interest rate swap contracts	—	—	0	0
Total derivative financial instruments	—	843	106	949
Total assets at fair value	$828	$5,815	$106	$6,749

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$101	$125	$226
Foreign exchange forward contracts	—	25	—	25
Cross currency interest rate swap contracts	—	—	54	54
Total derivative financial instruments	—	126	179	305
Total liabilities at fair value	$—	$126	$179	$305

(a)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees as well as notes issued by supranational institutions.
(b)
Excludes $5.4 billion of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value.  In addition to these cash equivalents, we also had cash on hand totaling $2.3 billion.

(c)	Includes certificates of deposits and time deposits.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$9	$—	$—	$9
U.S. government-sponsored enterprises	—	150	—	150
Foreign government agencies (a)	—	100	—	100
Corporate debt	—	200	—	200
Government — non U.S.	—	323	—	323
Total cash equivalents — financial instruments (b)	9	773	—	782
Marketable securities
U.S. government	1,671	—	—	1,671
U.S. government-sponsored enterprises	—	2,905	—	2,905
Foreign government agencies (a)	—	821	1	822
Corporate debt (a)	—	732	—	732
Mortgage-backed	—	177	—	177
Government — non U.S.	—	364	—	364
Other liquid investments (c)	—	88	—	88
Total marketable securities	1,671	5,087	1	6,759
Derivative financial instruments
Interest rate contracts	—	1,031	157	1,188
Foreign exchange forward contracts	—	33	—	33
Cross currency interest rate swap contracts	—	25	—	25
Total derivative financial instruments	—	1,089	157	1,246
Total assets at fair value	$1,680	$6,949	$158	$8,787

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$134	$195	$329
Foreign exchange forward contracts	—	16	—	16
Cross currency interest rate swap contracts	—	118	71	189
Total derivative financial instruments	—	268	266	534
Total liabilities at fair value	$—	$268	$266	$534

(a)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees as well as notes issued by supranational institutions.
(b)
Excludes $5.6 billion of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value. In addition to these cash equivalents, we also had cash on hand totaling $1.9 billion.

(c)	Includes certificates of deposits and time deposits.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Financial Instrument Balances

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis on our balance sheet for the period ended March 31, 2011 (in millions):

	Marketable Securities	Derivative Financial Instruments, net (a)	Total Level 3 Fair Value
Fair value at December 31, 2010	$1	$(109)	$(108)
Realized/unrealized gains/(losses)
Other income, net	—	(17)	(17)
Interest expense	—	5	5
Other comprehensive income/(loss) (b)	—	(1)	(1)
Total	—	(13)	(13)
Purchases, issues, sales and settlements
Purchases	—	—	—
Issues	—	—	—
Sales	—	—	—
Settlements	—	49	49
Total	—	49	49
Transfers into level 3	—	—	—
Transfers out of level 3 (c)	(1)	—	(1)
Fair value at March 31, 2011	$—	$(73)	$(73)

Change in unrealized gains/(losses) on instruments still held	$—	$29	$29

(a)	Other comprehensive income/(loss) represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar affiliates.
(b)	See Note 11 for detail on financial statement presentation by hedge designation.
(c)
Represents transfers out of $1 million due to the availability of observable data due to increase in market activity for these securities. Transfers in and transfers out represent the value at the end of the reporting period.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis on our balance sheet for the period ended March 31, 2010 (in millions):

	Marketable Securities	Derivative Financial Instruments, net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Fair value at December 31, 2009	$4	$(168)	$26	$(138)
Realized/unrealized gains/(losses)
Other income, net	(4)	(66)	(2)	(72)
Other comprehensive income/(loss) (b)	—	(6)	2	(4)
Interest expense	—	—	—	—
Total	(4)	(72)	0	(76)
Purchases, issues, sales and settlements
Purchases	—	—	—	—
Issues	—	—	—	—
Sales	—	—	—	—
Settlements	—	37	(13)	24
Total	—	37	(13)	24
Transfers into level 3	—	—	—	—
Transfers out of level 3	—	—	—	—
Fair value at March 31, 2010	$—	$(203)	$13	$(190)

Change in unrealized gains/(losses) on instruments still held	$—	$(40)	$0	$(40)

(a)	Other comprehensive income/(loss) represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar affiliates.
(b)	See Note 11 for detail on financial statement presentation by hedge designation.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the quarter and year ended March 31, 2011 and December 31, 2010, respectively, that were still held on our balance sheet at those dates (in millions):

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
North America
Retail receivables	$—	$—	$77	$77	$—	$—	$82	$82
Dealer loans, net	—	—	13	13	—	—	22	22
Total North America	$—	$—	$90	$90	$—	$—	$104	$104

International
Retail receivables	$—	$—	$49	$49	$—	$—	$45	$45

Finance receivables, including retail accounts that have been charged-off and individual dealer loans where foreclosure is probable, are measured based on the fair value of the collateral adjusted for estimated costs to sell.  The collateral for retail receivables is the vehicle being financed and for dealer loans is real estate or other property.  See Note 4 for additional information related to the development of our allowance for credit losses.

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our consolidated statement of operations for the periods ended March 31, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	First Quarter
	2011	2010
North America
Retail receivables (a)	$(14)	$(17)
Dealer loans, net (a)	0	(3)
Total North America	$(14)	$(20)

International
Retail receivables (a)	$(3)	$(2)

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

We have elected to apply hedge accounting to certain derivatives.  Derivatives that receive designated hedge accounting treatment are documented and the relationships are evaluated for effectiveness using a regression method at the time they are designated, as well as throughout the hedge period.  Cash flows and profit impact associated with designated hedges are reported in the same category as the underlying hedged item.  Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting.  Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying economic risk.

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes the pre-tax gain/(loss) for each type of hedge designation for the periods ended March 31 (in millions):

	First Quarter
	2011	2010
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$66	$53
Ineffectiveness (a)	(18)	(2)
Total	$48	$51
Derivatives not designated as hedging instruments
Interest rate contracts	$(2)	$19
Foreign exchange forward contracts (b)	(7)	(60)
Cross currency interest rate swap contracts (b)	(14)	(8)
Total	$(23)	$(49)

(a)
For the first quarter of 2011 and 2010, hedge ineffectiveness reflects change in fair value on derivatives of $88 million loss and $43 million gain, respectively, and change in fair value on hedged debt of $70 million gain and $45 million loss, respectively.

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following tables summarize the notional amounts and estimated fair value of our derivative financial instruments (in millions):

	March 31, 2011
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$9,632	$444	$12

Derivatives not designated as hedging instruments
Interest rate contracts	52,240	442	214
Foreign exchange forward contracts (a)	4,810	63	25
Cross currency interest rate swap contracts	828	—	54
Total derivatives not designated as hedging instruments	57,878	505	293
Total derivative financial instruments	$67,510	$949	$305

(a) Includes forward contracts between Ford Credit and an affiliated company.

	December 31, 2010
		Fair	Fair
		Value	Value
	Notional	Assets	Liabilities
Fair value hedges
Interest rate contracts	$8,826	$503	$7

Derivatives not designated as hedging instruments
Interest rate contracts	52,698	685	322
Foreign exchange forward contracts (a)	3,309	33	16
Cross currency interest rate swap contracts	1,472	25	189
Total derivatives not designated as hedging instruments	57,479	743	527
Total derivative financial instruments	$66,305	$1,246	$534

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

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above.  The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or foreign currency exchange rates.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract.  We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification.  Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better.  The aggregate fair value of derivative instruments in asset positions at March 31, 2011 is $949 million, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted.  We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments.  Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) reduced our derivative assets by $4 million and $9 million and our derivative liabilities by $10 million and $4 million at March 31, 2011 and December 31, 2010, respectively.  See Note 10 for additional information regarding fair value measurements.

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

The following table summarizes amounts included in Other income, net for periods ended March 31 (in millions):

	First Quarter
	2011	2010
Losses on derivatives (a)	$(41)	$(51)
Insurance fee income	38	29
Interest and investment income	28	18
Currency revaluation gains	16	59
Loss from extinguishment of debt	(7)	(7)
Other	43	48
Other income, net	$77	$96

(a)	Losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt. See Note 11 for detail by derivative instrument and risk type.

NOTE 13.  EMPLOYEE SEPARATION ACTIONS

We continuously monitor and manage the cost structure of our business to remain competitive within the industry.  Restructuring charges related to employee separation actions are provided by segment.

North America Segment

In the first quarter of 2011, we announced plans to cease operations at one of our loss prevention centers in the U.S.  The restructuring occurred through involuntary separations, attrition and retirements.  In the first quarter of 2011, we recognized pre-tax charges of $6 million in Operating expenses as a result of these actions.

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

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 13.  EMPLOYEE SEPARATION ACTIONS (Continued)

International Segment

In the first quarter of 2010, we recognized pre-tax charges of $2 million in Operating expenses for employee separation actions primarily in European locations; related charges for the first quarter of 2011 were de minimis.

NOTE 14.  SEGMENT INFORMATION

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

We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates.  These adjustments are included in Unallocated Risk Management and are excluded in assessing our North America and International segment performance, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments.  We also adjust segment performance to re-allocate interest expense between the North America and International segments reflecting debt and equity levels proportionate to their product risk.  The North America and International segments are presented on a managed basis.  Managed basis includes Finance receivables, net and Net investment in operating leases included in our consolidated balance sheet, excluding unearned interest supplements related to finance receivables, and receivables we sold in off-balance sheet securitizations and continue to service.

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 14.  SEGMENT INFORMATION (Continued)

Key operating data for our business segments for the periods ended March 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total

First Quarter of 2011
Revenue (a)	$1,759	$528	$(60)	$—	$—	$(60)	$2,227
Income
Income/(Loss) before income taxes	651	122	(60)	—	—	(60)	713
Provision for/(Benefit from) income taxes	241	42	(21)	—	—	(21)	262
Net income/(Loss)	410	80	(39)	—	—	(39)	451
Other disclosures
Depreciation on vehicles subject operating leases	364	47	—	—	—	—	411
Interest expense	621	272	—	—	—	—	893
Provision for credit losses	(61)	(3)	—	—	—	—	(64)
Net finance receivables and investment in operating leases (b)	63,712	21,333	—	—	(1,869)	(1,869)	83,176
Total assets (b)	76,855	26,789	—	—	(1,869)	(1,869)	101,775

First Quarter of 2010
Revenue (a)	$2,260	$563	$30	$(7)	$—	$23	$2,846
Income					—
Income before income taxes	702	96	30	—	—	30	828
Provision for income taxes	256	34	10	—	—	10	300
Net Income	446	62	20	—	—	20	528
Other disclosures
Depreciation on vehicles subject to operating leases	607	34	—	—	—	—	641
Interest expense	798	330	—	(1)	—	(1)	1,127
Provision for credit losses	(54)	3	—	—	—	—	(51)
Net finance receivables and investment in operating leases (c)	68,319	21,600	—	(42)	(1,986)	(2,028)	87,891
Total assets (c)	89,491	28,079	—	(29)	(1,986)	(2,015)	115,555

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.
(b)	Reflects balance at March 31, 2011
(c)	Reflects balance at March 31, 2010

Item 1.  Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees are not material.  We have estimated the probability of payment for each guarantee to be remote and have not recorded any loss accruals.  At March 31, 2011 and December 31, 2010, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates.  In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full.  The maximum potential payments under these guarantees totaled $131 million and $130 million at March 31, 2011 and December 31, 2010, respectively.  Of these values, $80 million and $75 million at March 31, 2011 and December 31, 2010, respectively, were counter-guaranteed by Ford to us.

FCE Bank plc (“FCE”) has guaranteed obligations of Ford in Romania pursuant to four guarantees with maximum potential payments of $778 million.  Two of the guarantees have been fully collateralized by $512 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary.  This cash is available for use in FCE’s daily operations, and is recorded as Debt.  The other guarantees of $266 million are not collateralized by Blue Oval Holdings, but are counter-guaranteed by Ford.  These guarantees have expiration dates between August 2011 and August 2012, and they could terminate on payment and/or cancellation of the obligations by Ford.  A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

Indemnifications.  In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction.  These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealers; other commercial contractual relationships; and financial matters, such as securitizations.  Performance under these indemnities generally would be triggered by a breach of terms of the contract or by a third-party claim.  We are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.  We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable.  It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at March 31, 2011.  We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2011 Compared with First Quarter 2010

In the first quarter of 2011, our net income was $451 million, compared with net income of $528 million a year ago.  On a pre-tax basis, we earned $713 million in the first quarter of 2011, compared with earnings of $828 million a year ago.  The decrease in pre-tax earnings primarily reflected:

●	Lower market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($90 million);
●	Lower receivables volume (about $70 million); and
●	Unfavorable residual performance reflecting the non-recurrence of lower lease depreciation expense related to lower gains as fewer leases terminated and the vehicles were sold (about $50 million).

These factors were offset partially by:

●	Higher financing margin primarily attributable to lower borrowing costs (about $40 million);
●	Lower operating costs (about $25 million); and
●	A lower provision for credit losses primarily related to improved charge-off performance (about $15 million).

Results of our operations by business segment and unallocated risk management for the first quarter 2011 and 2010 are shown below:

	First Quarter
	2011	2010	2011 Over/(Under) 2010
Income/(Loss) before income taxes	(in millions)
North America Segment	$651	$702	$(51)
International Segment	122	96	26
Unallocated risk management	(60)	30	(90)
Income before income taxes	713	828	(115)
Provision for income taxes	262	300	(38)
Net income	$451	$528	$(77)

The decrease in North America Segment pre-tax earnings is more than explained by lower receivables volume and unfavorable residual performance reflecting the non-recurrence of lower lease depreciation expense related to lower gains as fewer leases terminated and the vehicles were sold.  These factors were offset partially by higher financing margin, lower operating costs, and a lower provision for credit losses.

The increase in International Segment pre-tax results primarily reflected improved financing margin, lower operating costs, and a lower provision for credit losses.  These factors were offset partially by lower receivables volume.

The change in unallocated risk management income reflected lower market valuation adjustments to derivatives.  For additional information on our unallocated risk management, see Note 14 of our Notes to the Financial Statements.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles are shown below:

	First Quarter
	2011	2010
	(in thousands)
North America Segment
United States	199	175
Canada	26	17
Total North America Segment	225	192

International Segment
Europe	104	99
Other international	10	10
Total International Segment	114	109

Total contract placement volume	339	301

Shown below are our financing shares of new Ford and Lincoln brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe.  Also shown below are our wholesale financing shares of new Ford and Lincoln brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	First Quarter
	2011	2010
United States
Financing share - Ford and Lincoln*
Retail installment and lease	36%	35%
Wholesale	81	80

Europe
Financing share - Ford
Retail installment and lease	27%	23%
Wholesale	99	99

* Includes Mercury.

North America Segment

In the first quarter of 2011, our total contract placement volumes were 225,000, up 33,000 contracts from a year ago.  This increase primarily reflected higher Ford and Lincoln financing share and higher sales of new Ford and Lincoln vehicles.  Higher Ford and Lincoln financing share was primarily explained by changes in Ford’s marketing programs that favored us and by an improvement in our competitive position in the market.

International Segment

In the first quarter of 2011, our total contract placement volumes were 114,000, up 5,000 contracts from a year ago.  This increase primarily reflected stronger marketing programs in Europe and higher volume due to planned growth in China, partially offset by lower volume due to Mexico's exit from retail financing.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our finance receivables and operating leases are shown below:

	March 31,	December 31,
	2011	2010
	(in billions)
Receivables – On-Balance Sheet
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$38.6	$39.1
Non-Consumer
Wholesale	14.1	13.3
Dealer loan and other	1.8	1.9
Total North America Segment – finance receivables (a)	54.5	54.3
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	10.8	10.6
Non-Consumer
Wholesale	9.9	8.7
Dealer loan and other	0.6	0.4
Total International Segment – finance receivables (a)	21.3	19.7
Unearned interest supplements	(1.9)	(1.9)
Allowance for credit losses	(0.7)	(0.8)
Finance receivables, net	73.2	71.3
Net investment in operating leases (a)	10.0	10.0
Total receivables – on-balance sheet (b)	$83.2	$81.3

Memo:
Total receivables – managed (c)	$85.1	$83.2

(a)
At March 31, 2011 and December 31, 2010, includes consumer receivables before allowance for credit losses of $35 billion and $35.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $19.6 billion and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements.  In addition, at March 31, 2011 and December 31, 2010, includes net investment in operating leases before allowance for credit losses of $5.4 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be included in our financial statements.  These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.  We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions.  For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2010.

(b)	Includes allowance for credit losses of $744 million and $854 million at March 31, 2011 and December 31, 2010, respectively.
(c)	Includes on-balance sheet receivables, excluding unearned interest supplements related to finance receivables of $1.9 billion at March 31, 2011 and December 31, 2010.

Receivables increased from year-end 2010, primarily due to changes in currency exchange rates.  At March 31, 2011, the Jaguar, Land Rover, Mazda, and Volvo financing portfolio represented about 3% of our managed receivables.  In addition, the Mercury financing portfolio represented about 2% of our managed receivables at March 31, 2011.  These percentages will decline over time.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics.  In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay.  At March 31, 2011 and December 31, 2010, between 5% - 6% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified by us as high risk at contract inception.  For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

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

	First Quarter
	2011	2010
	(in millions)
Charge-offs – On-Balance Sheet
Retail installment and lease	$59	$143
Wholesale	(4)	(5)
Dealer loan and other	0	(5)
Total charge-offs – on-balance sheet	$55	$133

Loss-to-Receivables Ratios – On-Balance Sheet
Retail installment and lease	0.40%	0.84%
Wholesale	(0.06)	(0.08)
Total loss-to-receivables ratio (including dealer loan and other) – on-balance sheet	0.27%	0.58%

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

In the first quarter of 2011 charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower losses in the United States and Europe.  Charge-offs in the United States decreased due to lower repossessions and lower severity.  Charge-offs in Europe decreased primarily reflecting lower losses in Spain and Italy.  For additional information on severity, refer to the “Critical Accounting Estimates — Allowance for Credit Losses” section of Item 7 of Part II of our 2010 10-K Report.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio.  This portfolio was 69% of our worldwide on-balance sheet portfolio of retail installment receivables and net investment in operating leases at March 31, 2011.  Trends and causal factors are consistent with the worldwide results, with repossessions down 7,000 units in the first quarter of 2011 from a year ago, reflecting improved portfolio performance, fewer accounts outstanding and the improved economic environment.  Severity was lower by $800 per unit from a year ago, mainly due to improvements in auction values in the used vehicle market, offset partially by the impact of a higher mix of longer term contracts.

	First Quarter
	2011	2010
On-Balance Sheet
Charge-offs (in millions)	$44	$95
Loss-to-receivables ratio	0.45%	0.91%

Other Metrics
Repossessions (in thousands)	12	19
Repossession ratio (a)	1.98%	2.77%
Severity (b)	$6,500	$7,300
New bankruptcy filings (in thousands)	9	10
Over-60 day delinquency ratio (c)	0.16%	0.17%

(a)	Annualized repossessions as a percent of the average number of accounts outstanding during the periods.
(b)	Average loss per disposed repossession.
(c)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for our on-balance sheet portfolio are shown below.  A description of our allowance setting process is provided in the “Critical Accounting Estimates — Allowance for Credit Losses” section of Item 7 of Part II of our 2010 10-K Report.

	March 31,	December 31,
	2011	2010
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$697	$788
Wholesale	33	48
Dealer loan and other	14	18
Total allowance for credit losses	$744	$854

As a Percentage of End-of-Period Receivables
Retail installment and lease	1.17%	1.32%
Wholesale	0.14	0.22
Total including dealer loan and other	0.87%	1.02%

The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels.  Our allowance for credit losses has decreased from December 31, 2010, primarily reflecting the decrease in charge-offs.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates — Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2010 10-K Report.

North America Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

●	Placement volume measures the number of leases we purchase in a given period;
●	Termination volume measures the number of vehicles for which the lease has ended in the given period; and
●	Return volume reflects the number of vehicles returned to us by customers at lease-end.

The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for 97% of our total investment in operating leases at March 31, 2011:

	First Quarter
	2011	2010
	(in thousands)

Placements	51	29
Terminations	73	97
Returns	46	72

Memo:
Return rates	63%	74%

In the first quarter of 2011, placement volumes were up 22,000 units compared with the same period a year ago, primarily reflecting higher industry sales and changes in Ford’s marketing programs.  Termination volumes decreased by 24,000 units compared with last year, reflecting lower placement volumes in 2009.  Return volumes decreased 26,000 units compared with last year, primarily reflecting the lower terminations and lower return rates, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio.  Also included are auction values at constant first quarter 2011 vehicle mix for lease terms comprising 57% of our first quarter 2011 Ford, Lincoln and Mercury brand U.S. operating lease returns:

	First Quarter
	2011	2010
	(in thousands)
Returns
24-Month term	0	16
36-Month term	17	19
39-Month/Other term	13	9
Total returns	30	44

Memo:
Return rates	62%	71%

Auction Values at Constant First Quarter 2011 Vehicle Mix
36-Month term	15,910	14,770

In the first quarter of 2011, Ford, Lincoln and Mercury brand U.S. return volumes were down 14,000 units compared with the same period in 2010, primarily reflecting lower terminations and a lower return rate.  The return rate was down nine percentage points to 62%, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.  Auction values at constant first quarter 2011 mix were up $1,140 per unit from 2010 levels for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market.

Recent lease placement trends have resulted in a much lower mix of 24-month contracts within Ford Credit’s return volume.  Scheduled termination volume for vehicles under 24-month contracts is near zero for all of 2011, but the mix of 24-month contracts is expected to increase in 2012 to the level seen in 2010.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the SEC:

●	DBRS Limited (“DBRS”);
●	Fitch, Inc. (“Fitch”);
●	Moody’s Investors Service, Inc. (“Moody’s”); and
●	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (“S&P”).

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2010 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody’s			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2010	B	R-5	Stable	B+	B	Positive	B3	NP	Review	B-	NR	Stable
Mar. 2010	B (high)	R-4	Positive	B+	B	Positive	B1	NP	Review	B-	NR	Stable
Apr. 2010	B (high)	R-4	Positive	BB-	B	Positive	B1	NP	Review	B-	NR	Positive
May 2010	B (high)	R-4	Positive	BB-	B	Positive	Ba3	NP	Stable	B-	NR	Positive
Aug. 2010	BB	R-4	Stable	BB-	B	Stable	Ba3	NP	Stable	B+	NR	Positive
Oct. 2010	BB	R-4	Stable	BB-	B	Stable	Ba2	NP	Stable	B+	NR	Positive
Jan. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	B+	NR	Positive
Feb. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-*	NR	Positive

*	S&P assigns FCE Bank plc (“FCE”) a long-term senior unsecured credit rating of BB, maintaining a one notch differential versus Ford Credit.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy is to have sufficient liquidity to enable us to profitably support Ford, its dealers and customers in all economic environments.  We maintain a substantial cash balance, committed funding capacity and access to diverse funding sources and we also manage interest rate and currency risks.  Although our credit rating and rating outlook have been upgraded this year, we remain below investment grade levels.  As a result, securitization continues to represent a substantial portion of our funding mix as this market remains more cost effective than unsecured funding and allows us access to a wider investor base.  We expect our unsecured funding mix to increase as we are able to source term funding from the unsecured markets on increasingly favorable terms.  We continued to diversify our funding sources with the successful launch of our new Ford Upgrade Exchange Linked (“FUEL”) notes program in April 2011.  In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing).  We also have an application pending for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation and have published notice of our intent to apply for a bank charter in Canada.

Through May 10, 2011, we completed about $9 billion of public and private securitization funding globally across all asset classes.  We also completed about $3 billion of unsecured funding in the United States and Canada.  We extended the term of our funding by issuing unsecured debt at tenors up to 10 years and completing the FUEL transaction.  Our credit spreads improved significantly compared to 2010 levels reflecting continuing improvements in the credit profiles of Ford and Ford Credit, strong investor demand for our transactions, and supportive capital markets.

At March 31, 2011, we had committed capacity totaling $33.6 billion, about equal to 2010 year-end levels.  We renewed about $1.3 billion of committed capacity in the first quarter of 2011.  Our renewal strategy is to protect our global funding needs and optimize capacity.  Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities mature.  Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate.  Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk.  For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 2010 10-K Report.

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets for the types of asset-backed securities used in our asset-backed funding and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on our ability to access debt and derivatives markets, or renew our committed liquidity programs in sufficient amounts and at competitive rates, represent another risk to our funding plan.  As a result of such events or regulation, we may need to reduce new originations thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”).  TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market.  TALF expired in March 2010.  At March 31, 2011, the outstanding balance of our asset-backed securities that were TALF-eligible at issuance was $7.1 billion, compared with $7.7 billion at December 31, 2010 reflecting the amortization of about $600 million in the first quarter of 2011.  The outstanding balance of our asset-backed securities that were TALF-eligible at issuance will decline to zero over time as the debt continues to amortize and no new securities are issued.

Funding Portfolio

Our outstanding debt was as follows on the dates indicated:

	March 31,	December 31,
	2011	2010
	(in billions)
Debt
Asset-backed commercial paper (a)	$6.8	$6.6
Other asset-backed short-term debt (a)	1.2	1.2
Ford Interest Advantage (b)	4.9	4.5
Unsecured commercial paper	0.1	0.1
Other short-term debt	1.0	0.9
Total short-term debt	14.0	13.3
Unsecured long-term debt (including notes payable
within one year)	31.8	33.8
Asset-backed long-term debt (including notes payable
within one year) (a)	37.1	35.8
Total debt	82.9	82.9

Ratios
Securitized funding to managed receivables	53%	52%
Short-term debt and notes payable within one year to total debt	47	47
Short-term debt and notes payable within one year to total capitalization	42	42

(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.
(b)	The Ford Interest Advantage program consists of our floating rate demand notes.

At March 31, 2011, unsecured long-term debt (including notes payable within one year) was down about $2 billion from year-end 2010, primarily reflecting about $4 billion of debt maturities, repurchases, and calls, offset partially by about $2 billion of new unsecured long-term debt issuance.  Remaining unsecured long-term debt maturities are as follows: 2011 — $6 billion; 2012 — $7 billion; 2013 — $5 billion; and the remainder thereafter.

We are projecting 2011 year-end managed receivables in the range of $82 billion to $87 billion and securitized funding to represent about 53% to 57% of total managed receivables.  It is our expectation that this percentage will decrease over time reflecting our ability to obtain term funding from the unsecured markets on increasingly favorable terms and the effect of the FUEL notes converting to unsecured debt.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2011, asset-backed long-term debt (including notes payable within one year) was up about $1 billion from year-end 2010, reflecting asset-backed long-term debt issuance in excess of amortization.

Term Funding Plan

The following table shows our public and private term funding issuances in 2010 and through May 10, 2011, and our planned issuances for full year 2011:

	2011
	Full Year		Through	2010
	Forecast		May 10,	Actual
	(in billions)
Public Term Funding
Unsecured	$7 –	9	$3	$6
Securitization Transactions (a)	11–	14	4	11
Total public term funding	$18–	22	$7	$17

Private Term Funding (b)	$8 –	11	$5	$8

(a)	Includes FUEL notes in 2011.
(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit’s on-balance sheet asset-backed commercial paper program.

Through May 10, 2011, we completed about $7 billion of public term funding transactions in the United States and Canada, including: about $3 billion of retail asset-backed securitization transactions; about $1 billion of wholesale asset-backed securitization transactions; and about $3 billion of unsecured issuances.  We also completed about $5 billion of private term funding transactions (excluding our on-balance sheet asset-backed commercial paper program) across all regions and asset classes, including our first wholesale securitization transaction in Mexico.

The public retail securitization transactions completed to date include $1.5 billion from the initial offering under our FUEL notes program.  These are 5-year notes backed by automotive retail finance receivables.  The FUEL notes will be mandatorily exchanged for Ford Credit unsecured notes having the same maturity and interest rate upon Ford Credit's senior unsecured debt receiving two investment grade credit ratings among Fitch, Moody's and S&P.  After the mandatory exchange, Ford Credit expects to reacquire the assets supporting the FUEL notes.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

	March 31,	December 31,
	2011	2010
	(in billions)

Cash, cash equivalents, and marketable securities*	$13.0	$14.6

Committed liquidity programs	$23.8	$24.2
Asset-backed commercial paper FCAR	8.7	9.0
Credit facilities	1.1	1.1
Committed capacity	$33.6	$34.3
Committed capacity and cash	$46.6	$48.9
Less: Capacity in excess of eligible receivables	(6.6)	(6.3)
Less: Cash and cash equivalents to support on-balance sheet securitization transactions	(4.5)	(4.2)
Liquidity	$35.5	$38.4
Less: Utilization	(17.3)	(15.8)
Liquidity available for use	$18.2	$22.6

* Excludes marketable securities related to insurance activities.

At March 31, 2011, committed capacity and cash shown above totaled $46.6 billion, of which $35.5 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $6.6 billion and cash required to support on-balance sheet securitization transactions of $4.5 billion).  At March 31, 2011, $17.3 billion was utilized, leaving $18.2 billion available for use (including $8.5 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities and cash and cash equivalents to support on-balance sheet securitization transactions).

At March 31, 2011, our liquidity available for use was lower than year-end 2010 by about $4 billion, reflecting cash payments for debt maturities, repurchases and calls, distributions, and tax payments that were higher than the liquidity generated from profits and new debt issuances.  Liquidity available for use was 21% of managed receivables.

In addition to the $18.2 billion of liquidity available for use, the $6.6 billion of capacity in excess of eligible receivables provides us with an alternative for funding future purchases or originations and gives us flexibility to shift capacity among markets and asset classes.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2011, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $13 billion, compared with $14.6 billion at year-end 2010.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits, investment-grade corporate securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of certain foreign governments, foreign government agencies, supranational institutions and money market funds that carry the highest possible ratings.  The average maturity of these investments ranges from 90 days to up to one-year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our on-balance sheet securitization transactions of $4.5 billion at March 31, 2011 and $4.2 billion at December 31, 2010.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our unsecured debt on the open market.  In the first quarter of 2011, we called about $500 million of our unsecured debt maturities and repurchased about $200 million.

Committed Liquidity Programs.  We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions.  Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $23.8 billion at March 31, 2011 ($12.9 billion retail, $9.1 billion wholesale, and $1.8 billion lease assets) of which about $7.9 billion are commitments to FCE.  These committed liquidity programs have varying maturity dates, with $19.1 billion having maturities within the next twelve months (of which $3.8 billion relates to FCE commitments), and the remaining balance having maturities between April 2012 and May 2015.  We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions.  Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates.  At March 31, 2011, $9.9 billion of these commitments were in use.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities

Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	March 31,	December 31,
	2011	2010
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.1	$0.0
FCE bank lines	1.0	1.1
Utilized amounts	(0.6)	(0.5)
Available credit facilities	$0.5	$0.6

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$8.7	$9.0

At March 31, 2011, we and our majority owned subsidiaries, including FCE, had $1.1 billion of contractually committed unsecured credit facilities with financial institutions.  We had $549 million available for use, of which $474 million expire in 2011 and $75 million expire in 2012.  Almost all of our contractually committed unsecured credit facilities are FCE worldwide credit facilities and may be used, at FCE’s option, by any of FCE’s direct or indirect, majority-owned subsidiaries.  FCE will guarantee any such borrowings.  All of the worldwide credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to obtain funding.

In addition, at March 31, 2011, we had about $8.7 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $4.5 billion expire in 2011, $92 million expire in 2012, and $4.1 billion expire in 2013.  Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization.  The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance.  At March 31, 2011, about $8.7 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt, or FCAR’s purchase of our asset-backed securities.  At March 31, 2011, the outstanding commercial paper balance for the FCAR program was $6.8 billion.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Since the end of the first quarter, we terminated $840 million of contractually-committed liquidity facilities provided to support the FCAR program.

Liquidity Risks

Refer to the “Liquidity” section of Item 7 of Part II of our 2010 10-K Report for a list of factors that could affect our liquidity.

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure.  We refer to our shareholder’s interest as equity.  We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity

				Cash, Cash Equivalents	Adjustments for Derivative
		Total Debt	-	and Marketable	Accounting
				Securities (a)	on Total Debt (b)
Managed Leverage	=
Adjustments for
		Equity		-	Derivative Accounting
on Equity (b)
(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31,	December 31,
	2011	2010

Total debt	$82.9	$82.9
Equity	10.2	10.3
Financial statement leverage (to 1)	8.1	8.0

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31,	December 31,
	2011	2010

Total debt	$82.9	$82.9
Adjustments for cash, cash equivalents, and marketable securities (a)	(13.0)	(14.6)
Adjustments for derivative accounting (b)	(0.2)	(0.3)
Total adjusted debt	$69.7	$68.0

Equity	$10.2	$10.3
Adjustments for derivative accounting (b)	(0.2)	(0.1)
Total adjusted equity	$10.0	$10.2

Managed leverage (to 1)	7.0	6.7

(a)	Excludes marketable securities related to insurance activities.
(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business.  At March 31, 2011, our managed leverage was 7.0 to 1, compared with 6.7 to 1 at December 31, 2010.  Based on our present analysis of the quality of our assets, we believe the appropriate leverage would be in the range of 10-11 to 1.  Longer term, we expect to return our leverage to the appropriate level consistent with our analysis of the quality of the assets.  Our managed leverage is significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford.  In the first quarter of 2011, we paid $900 million in distributions to our parent, Ford Holdings LLC.  For additional information on our planned distributions, refer to the “Outlook” section.

Accounting Standards Issued But Not Yet Adopted

Troubled Debt Restructurings.  In April 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard to clarify the accounting for and disclosures about troubled debt restructurings by creditors.  The new standard was issued to address concerns about the diversity in practice related to identifying troubled debt restructurings and provides additional guidance as to whether a restructuring meets the criteria to be considered a troubled debt restructuring for purposes of recording an impairment and providing related disclosures.  The standard is effective for us as of July 1, 2011 and will be applied prospectively to troubled debt restructurings occurring on or after January 1, 2011.  We do not expect it will have a material impact on our financial condition, results of operations, and financial statement disclosures.

Insurance.  In October 2010, the FASB issued a new standard addressing the deferral of acquisition costs within the insurance industry.  The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts.  The standard is effective for us as of January 1, 2012.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Outlook

We expect profits for 2011 to be lower compared with 2010, reflecting primarily the non-recurrence of lower lease depreciation expense and the non-recurrence of allowance for credit loss reductions of the same magnitude as 2010.  The non-recurrence of lower lease depreciation expense is expected because 180,000 fewer leases are scheduled to terminate in 2011 compared with 2010, including about 80,000 leases that were impaired in 2008, which will result in fewer vehicles sold at a gain.  The vast majority of the units subject to the 2008 impairment that will be returned in 2011 will be returned in the first half of the year.  In addition, based on our expected portfolio performance, we anticipate the allowance for credit losses will begin to level off in 2011 in the range of about 0.70% - 0.80% of receivables, down from 1.02% of receivables at year-end 2010 and 1.61% of receivables at year-end 2009, resulting in a smaller amount being released from the allowance for credit losses than in 2010.  We estimate the profit impact of these two items will reduce pre-tax profits by about $1.1 billion in 2011 compared with 2010.

At year-end 2011, we anticipate managed receivables to be in the range of $82 billion to $87 billion (up from $80 billion to $85 billion projected previously).  Subject to our funding plan risks previously described in the “Funding – Overview” section, we expect that a significant portion of our funding will consist of securitization transactions and expect the funding structure required for this level of managed receivables at year-end 2011 to be the following (in billions, except for percentages):

	December 31, 2011
Funding Structure
Ford Interest Advantage	$	~ 5
Asset-backed commercial paper	6	–	7
Term asset-backed securities	39	–	42
Term debt and other	36	–	38
Equity	8	–	10
Cash, cash equivalents, and marketable securities*	(12)	–	(15)
Total funding structure	$82	–	87

Memo:
Securitized funding as a percentage of managed receivables	53	–	57%

* Excludes marketable securities related to insurance activities.

We expect to pay distributions of about $3 billion in 2011 (up from $2 billion projected previously), including the first quarter distribution of $900 million.  This increase in distributions reflects the continued improvements in the funding environment and our longer term plan to return our leverage to the 10-11 to 1 range.  We will continue to assess distributions based on our available liquidity and managed leverage objectives.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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
•
A change in Ford’s requirements for parts where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller (“take-or-pay contracts”);

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

•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
•	Collection and servicing problems related to our finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer or data protection or other laws and regulations resulting in higher costs and/or additional financing restrictions;
•	Imposition of additional costs or restrictions due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing rules and regulations;

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Changes in Ford’s operations or changes in Ford’s marketing programs could result in a decline in our financing volumes;
•	Inability to obtain competitive funding;

General:
•	Fluctuations in foreign currency exchange rates and interest rates;
•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;
•	Labor or other constraints on Ford’s or our ability to maintain competitive cost structure;
•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford’s or our liquidity or financial condition; and
•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns); and
•	Inherent limitations of internal controls impacting financial statements and safeguarding of assets.

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

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 10, 2011 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2010 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous change in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow.  Under this model, we estimate that at March 31, 2011, all else constant, such an increase in interest rates would reduce our pre-tax cash flow by $3 million over the next twelve months, compared with $22 million at December 31, 2010.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

We have none to report.

ITEM 6.  EXHIBITS

Exhibits: please refer to the Exhibit Index on page 67.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	May 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statement of operations and consolidated statement of comprehensive income for the three-month periods ended March 31, 2011 and 2010, and the consolidated statement of cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, of shareholder's interest, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
May 10, 2011

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 10, 2011, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1, 2, and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. File No. 1-3950.