Form 10-Q
period 2011-06-30
FORD MOTOR CREDIT CO LLC
filed 2011-08-05
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer ☑	Smaller reporting company ☐
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

EXHIBIT INDEX APPEARS AT PAGE 59

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2011 and 2010
(in millions)

	Second Quarter		First Half
	2011	2010	2011	2010
Financing revenue
Operating leases	$623	$864	$1,270	$1,852
Retail	521	593	1,050	1,217
Interest supplements and other support costs earned from affiliated companies	725	858	1,437	1,725
Wholesale	240	216	465	441
Other	14	12	28	32
Total financing revenue	2,123	2,543	4,250	5,267
Depreciation on vehicles subject to operating leases	(361)	(475)	(772)	(1,116)
Interest expense	(895)	(1,086)	(1,788)	(2,213)
Net financing margin	867	982	1,690	1,938
Other revenue
Insurance premiums earned, net	23	24	46	50
Other income, net (Note 12)	7	39	84	135
Total financing margin and other revenue	897	1,045	1,820	2,123
Expenses
Operating expenses	276	288	542	580
Provision for credit losses (Note 4)	(25)	(151)	(89)	(202)
Insurance expenses	42	20	50	29
Total expenses	293	157	503	407
Income before income taxes	604	888	1,317	1,716
Provision for income taxes (Note 1)	221	332	483	632
Net income	$383	$556	$834	$1,084

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$7,472	$8,347
Marketable securities	4,111	6,759
Finance receivables, net (Note 2)	73,802	71,302
Net investment in operating leases (Note 3)	10,184	9,956
Notes and accounts receivable from affiliated companies	1,135	1,095
Derivative financial instruments (Note 11)	1,048	1,246
Other assets (Note 7)	2,583	2,991
Total assets	$100,335	$101,696

LIABILITIES AND SHAREHOLDER’S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$975	$1,272
Affiliated companies	1,326	884
Total accounts payable	2,301	2,156
Debt (Note 8)	82,444	82,879
Deferred income taxes	1,580	1,494
Derivative financial instruments (Note 11)	288	534
Other liabilities and deferred income (Note 7)	4,034	4,311
Total liabilities	90,647	91,374

Shareholder’s interest
Shareholder’s interest	5,274	5,274
Accumulated other comprehensive income	1,253	821
Retained earnings (Note 9)	3,161	4,227
Total shareholder’s interest	9,688	10,322
Total liabilities and shareholder’s interest	$100,335	$101,696

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities (“VIEs”).  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs:

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,866	$4,031
Finance receivables, net	52,622	50,001
Net investment in operating leases	3,706	6,121
Derivative financial instruments	93	26

LIABILITIES
Debt	$39,973	$40,247
Derivative financial instruments	103	222

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2011 and 2010
(in millions)

	Second Quarter		First Half
	2011	2010	2011	2010
Net income	$383	$556	$834	$1,084
Other comprehensive income/(loss):
Foreign currency translation (net of tax of $0) (a)	99	(493)	432	(666)
Comprehensive income	$482	$63	$1,266	$418

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2011 and 2010
(in millions)

	First Half
	2011	2010
Cash flows from operating activities
Net income	$834	$1,084
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	(89)	(202)
Depreciation and amortization	1,040	1,287
Amortization of upfront interest supplements	(877)	(901)
Net change in deferred income taxes	139	(38)
Net change in other assets	738	1,346
Net change in other liabilities	683	(283)
All other operating activities	(65)	(163)
Net cash provided by operating activities	2,403	2,130
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(12,650)	(11,518)
Collections of finance receivables (other than wholesale)	13,682	14,609
Purchases of operating lease vehicles	(3,853)	(2,541)
Liquidations of operating lease vehicles	2,932	4,409
Net change in wholesale receivables	(2,039)	(252)
Net change in notes receivable from affiliated companies	(158)	(19)
Purchases of marketable securities	(16,201)	(24,384)
Proceeds from sales and maturities of marketable securities	18,863	22,756
Settlements of derivatives	11	149
All other investing activities	(186)	(60)
Net cash provided by investing activities	401	3,149
Cash flows from financing activities
Proceeds from issuances of long-term debt	17,009	14,375
Principal payments on long-term debt	(19,974)	(19,341)
Change in short-term debt, net	919	(730)
Cash distributions to parent	(1,900)	(500)
All other financing activities	(18)	(101)
Net cash (used in) financing activities	(3,964)	(6,297)
Effect of exchange rate changes on cash and cash equivalents	285	(391)

Net increase/(decrease) in cash and cash equivalents	(875)	(1,409)

Cash and cash equivalents, beginning of period	$8,347	$10,882
Net increase/(decrease) in cash and cash equivalents	(875)	(1,409)
Cash and cash equivalents, end of period	$7,472	$9,473

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as “Ford Credit”, “we”, “our” or “us”). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We are an indirect, wholly owned subsidiary of Ford Motor Company (“Ford”).

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Provision for Income Taxes

The provision for income taxes is computed by applying our estimated annual effective tax rate to year-to-date income before taxes.

Accounting Standards Issued But Not Yet Adopted

Troubled Debt Restructurings. In April 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard to clarify the accounting for and disclosures about troubled debt restructurings (“TDRs”) by creditors. The new standard provides additional guidance as to whether a restructuring meets the criteria to be considered a TDR. The standard is effective for us as of July 1, 2011 and will be applied prospectively to TDRs occurring on or after January 1, 2011. We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Insurance. In October 2010, FASB issued a new standard addressing the deferral of acquisition costs within the insurance industry. The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Transfers and Servicing - Repurchase Agreements. In April 2011, FASB issued a new standard for agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Fair Value Measurement. In May 2011, FASB issued a new standard that provides a consistent definition of fair value measurement and closely aligns disclosure requirements between GAAP and International Financial Reporting Standards. The new standard will require us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition or results of operations.

Comprehensive Income - Presentation. In June 2011, FASB issued a new standard that modifies the options for presentation of other comprehensive income. The new standard will require us to present comprehensive income either on a single continuous statement or two separate but consecutive statements. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition or results of operations.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	June 30, 2011			December 31, 2010
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,533	$9,332	$47,865	$39,129	$9,124	$48,253
Less: Unearned interest supplements (a)	(1,551)	(286)	(1,837)	(1,580)	(285)	(1,865)
Retail	36,982	9,046	46,028	37,549	8,839	46,388
Direct financing leases, gross	7	1,283	1,290	17	1,449	1,466
Less: Unearned interest supplements (a)	—	(20)	(20)	—	(16)	(16)
Direct financing leases	7	1,263	1,270	17	1,433	1,450
Consumer finance receivables (b)	$36,989	$10,309	$47,298	$37,566	$10,272	$47,838

Non-Consumer
Wholesale	$14,429	$10,127	$24,556	$13,273	$8,663	$21,936
Dealer loans	1,066	66	1,132	1,117	57	1,174
Other	945	480	1,425	738	383	1,121
Non-Consumer finance receivables (b)(c)	16,440	10,673	27,113	15,128	9,103	24,231
Total recorded investment	$53,429	$20,982	$74,411	$52,694	$19,375	$72,069

Recorded investment in finance receivables	$53,429	$20,982	$74,411	$52,694	$19,375	$72,069
Less: Allowance for credit losses (d)	(482)	(127)	(609)	(625)	(142)	(767)
Finance receivables, net (e)	$52,947	$20,855	$73,802	$52,069	$19,233	$71,302

Net finance receivables subject to fair value (f)			$72,524			$69,830
Fair value			74,176			71,547

(a)	Ford-sponsored special-rate financing attributable to retail contracts and direct financing leases.

(b)
At June 30, 2011 and December 31, 2010, includes North America consumer receivables of $29.8 billion and $28.7 billion and non-consumer receivables of $13 billion and $12.8 billion, respectively, and International consumer receivables of $7.8 billion and $7.1 billion and non-consumer receivables of $6.8 billion and $5.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements, of which $102 million is reported as inventory by Ford at June 30, 2011. The cash flows generated from the collection of these receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. Refer to Note 5 for additional information.

(c)
At June 30, 2011 and December 31, 2010, includes $51 million and $45 million, respectively, of North America wholesale receivables and $19 million and $24 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At June 30, 2011 and December 31, 2010, includes $529 million and $418 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(d)
At June 30, 2011 and December 31, 2010, includes $563 million and $701 million, respectively, of allowance for credit losses attributable to consumer receivables and $46 million and $66 million, respectively, attributable to non-consumer receivables. See Note 4 for additional information related to our allowance for credit losses.

(e)	At June 30, 2011 and December 31, 2010, excludes $170 million and $176 million, respectively, of accrued uncollected interest receivables, which we report in Other assets on our balance sheet.

(f)
At June 30, 2011 and December 31, 2010, excludes $1.3 billion and $1.5 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define “past due” as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of our finance receivables balances at June 30, 2011 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$637	$77	$25	$76	$815	$36,167	$36,982
Direct financing leases	1	1	0	0	2	5	7
Non-Consumer
Wholesale	0	0	0	3	3	14,426	14,429
Dealer loans	4	1	4	13	22	1,044	1,066
Other	—	—	—	—	—	945	945
Sub-total	642	79	29	92	842	52,587	53,429

International
Consumer
Retail	$66	$33	$17	$48	$164	$8,882	$9,046
Direct financing leases	8	4	2	4	18	1,245	1,263
Non-Consumer
Wholesale	1	0	0	17	18	10,109	10,127
Dealer loans	—	—	—	1	1	65	66
Other	—	—	—	—	—	480	480
Sub-total	75	37	19	70	201	20,781	20,982
Total recorded investment	$717	$116	$48	$162	$1,043	$73,368	$74,411

Credit Quality

Consumer. When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the related receivables using several factors such as credit bureau information, consumer credit risk scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors such as employment history, financial stability, and capacity to pay.

Subsequent to origination, we review the credit quality of our retail and direct financing lease receivables based on customer payment activity. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors including origination characteristics, updated credit bureau data, and payment patterns. These models allow for more focused collection activity on higher-risk accounts and are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk.

Credit quality ratings for our consumer receivables are categorized as follows:

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our consumer receivables portfolio was as follows (in millions):

	June 30, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,804	$6	$37,348	$17
Special Mention	102	1	119	0
Substandard	76	0	82	0
Sub-total	36,982	7	37,549	17

International
Pass	8,948	1,253	8,762	1,423
Special Mention	50	6	58	7
Substandard	48	4	19	3
Sub-total	9,046	1,263	8,839	1,433
Total recorded investment	$46,028	$1,270	$46,388	$1,450

Non-Consumer. For all classes of non-consumer receivables, we extend commercial credit to dealers primarily in the form of approved lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Each commercial lending request is evaluated, taking into consideration the borrower's financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations. We also consider numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors. A dealer's risk rating does not reflect any guarantees or a dealer owner's net worth.

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

We regularly review our model to confirm the continued business significance and statistical predictability of the factors and update the model to incorporate new factors or other information that improves its statistical predictability. In addition, we verify the existence of the assets collateralizing the receivables by physical audits of vehicle inventories, which are performed with increased frequency for higher-risk (i.e., Group III and Group IV) dealers. We perform a credit review of each dealer at least annually and adjust the dealer's risk rating, if necessary.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our wholesale and dealer loan receivables was as follows (in millions):

	June 30, 2011		December 31, 2010
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$11,859	$796	$10,540	$785
Group II	2,170	160	2,372	208
Group III	385	99	353	107
Group IV	15	11	8	17
Sub-total	14,429	1,066	13,273	1,117

International
Group I	6,297	38	5,270	29
Group II	2,328	16	1,939	15
Group III	1,488	11	1,454	12
Group IV	14	1	0	1
Sub-total	10,127	66	8,663	57
Total recorded investment	$24,556	$1,132	$21,936	$1,174

Other non-consumer receivables consist primarily of purchased receivables from Ford, and are excluded from our credit quality reporting, since the performance of this group of receivables is generally guaranteed by Ford.

Non-Accrual Status

The accrual of revenue is discontinued at the earlier of the time a receivable is determined to be uncollectible, at bankruptcy status notification, or at 120 days past due. Finance receivable accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

Consumer receivables in non-accrual status were as follows (in millions):

	June 30, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Greater than 120 days past due	$76	$0	$82	$—
Less than 120 days past due	328	0	355	—
Sub-total	404	0	437	—

International
Greater than 120 days past due	48	4	19	3
Less than 120 days past due	4	0	26	1
Sub-total	52	4	45	4
Total recorded investment	$456	$4	$482	$4

Finance receivables greater than 90 days past due and still accruing interest at June 30, 2011 and December 31, 2010, reflect $20 million and $7 million, respectively, of non-bankrupt retail accounts in the 91 – 120 days past-due category that are in the process of collection and $4 million and $1 million, respectively, of dealer loans.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Our consumer receivables are evaluated collectively for impairment. Our non-consumer receivables are evaluated both collectively and specifically for impairment. Specifically impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer loans that have been modified in TDRs. We place impaired receivables in non-accrual status. The following factors (not necessarily in order of importance or probability of occurrence) are considered in determining whether a receivable is impaired:

•	Delinquency in contractual payments of principal or interest

•	Deterioration of the borrower's competitive position

•	Cash flow difficulties experienced by the borrower

•	Breach of loan covenants or conditions

•	Initiation of dealer bankruptcy or other insolvency proceedings

•	Fraud or criminal conviction

See Note 4 for additional information related to the development of our allowance for credit losses.

The following table identifies non-consumer receivables that were both impaired and in non-accrual status for the periods ended June 30, 2011 (in millions):

	Recorded Investment in Impaired Receivables & Receivables in Non-Accrual Status		Related Allowance for Credit Losses		Financing Revenue Collected
		Unpaid Principal Balance		Average Recorded Investment	Second Quarter 2011	First Half 2011
North America
With no allowance recorded
Wholesale	$15	$15	$—	$18	$1	$1
Dealer loans	2	2	—	7	0	0
With an allowance recorded
Wholesale	—	—	—	—	—	—
Dealer loans	62	62	8	66	1	1

International
With no allowance recorded
Wholesale	20	20	—	18	0	0
Dealer loans	2	2	—	1	0	0
With an allowance recorded
Wholesale	7	7	2	3	0	0
Dealer loans	—	—	—	—	—	—

Total
Wholesale	$42	$42	$2	$39	$1	$1
Dealer loans	66	66	8	74	1	1
Total	$108	$108	$10	$113	$2	$2

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

The following table identifies non-consumer receivables that were both impaired and in non-accrual status for the period ended December 31, 2010 (in millions):

	Recorded Investment in Impaired Receivables & Receivables in Non-Accrual Status	Unpaid Principal Balance	Related Allowance for Credit Losses	Average Recorded Investment
North America
With no allowance recorded
Wholesale	$8	$8	$—	$19
Dealer loans	2	2	—	9
With an allowance recorded
Wholesale	—	—	—	—
Dealer loans	64	64	10	69

International
With no allowance recorded
Wholesale	22	22	—	29
Dealer loans	1	1	—	2
With an allowance recorded
Wholesale	4	4	1	7
Dealer loans	—	—	—	—

Total
Wholesale	$34	$34	$1	$55
Dealer loans	67	67	10	80
Total	$101	$101	$11	$135

Impaired receivables with no related allowance for credit losses recorded are primarily attributable to accounts for which the uncollectible portion of the receivables has already been charged off.

Troubled Debt Restructurings

A restructuring of debt constitutes a TDR if we grant a concession for economic or legal reasons related to the debtor's financial difficulties that we otherwise would not consider in the normal course of our business.

Consumer. While payment extensions are granted on consumer receivables in the normal course of the collection process, no concessions are made on the principal balance loaned or the interest rate charged. Payment extensions typically result in a one-month deferral of the consumer's normal monthly payment and do not constitute a TDR.

Non-Consumer. Within our non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. Dealer loans that are in TDRs are assessed for impairment and included in our allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of the collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value. We do not grant concessions on the principal balance of dealer loan modifications but may make other concessions if the dealer is experiencing financial difficulties. During the first half of 2011, the principal balance of dealer loans that are in TDRs was $12 million.

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

Net investment in operating leases were as follows (in millions):

	June 30, 2011	December 31, 2010
Vehicles, at cost, including initial direct costs	$13,215	$14,046
Less: Accumulated depreciation	(2,967)	(4,003)
Net investment in operating leases before allowance for credit losses (a)	10,248	10,043
Less: Allowance for credit losses	(64)	(87)
Net investment in operating leases	$10,184	$9,956

(a)
At June 30, 2011 and December 31, 2010, includes net investment in operating leases of $3.7 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. Refer to Note 5 for additional information.

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

Consumer

The majority of our credit losses are attributable to our consumer receivables segment. We estimate the allowance for credit losses on our consumer receivables segment and on our investments in operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management's judgment regarding justifiable changes in recent economic trends and conditions, portfolio composition and other relevant factors.

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

The consumer receivables portfolio allowance is evaluated primarily using a collective loss-to-receivables (“LTR”) model that based on historical experience indicates credit losses have been incurred in the portfolio even though the particular receivables that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period receivables excluding unearned interest supplements and allowance for credit losses. A weighted-average LTR is calculated for each class of consumer receivables and multiplied by the end-of-period receivable balances for that given class.

The loss emergence period (“LEP”) is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged-off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced later, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

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

Specific Allowance for Impaired Receivables. The wholesale and dealer loan portfolio is evaluated by grouping individual loans into risk pools determined by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor). The risk pools are analyzed to determine if individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

Allowance for Credit Losses

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the periods ended June 30, 2011 (in millions):

	Second Quarter 2011
	Finance Receivables			Net Investment in
	Consumer	Non-Consumer	Total	Operating Leases	Total Allowance
Allowance for credit losses
Beginning balance	$622	$47	$669	$75	$744
Charge-offs	(92)	(9)	(101)	(26)	(127)
Recoveries	52	1	53	25	78
Provision for credit losses	(21)	6	(15)	(10)	(25)
Other (a)	2	1	3	0	3
Ending balance	$563	$46	$609	$64	$673

	First Half 2011
	Finance Receivables			Net Investment in
	Consumer	Non-Consumer	Total	Operating Leases	Total Allowance
Allowance for credit losses
Beginning balance	$701	$66	$767	$87	$854
Charge-offs	(204)	(6)	(210)	(55)	(265)
Recoveries	109	2	111	50	161
Provision for credit losses	(52)	(18)	(70)	(19)	(89)
Other (a)	9	2	11	1	12
Ending balance	$563	$46	$609	$64	$673

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$563	$36	$599	$64	$663
Specific impairment allowance	0	10	10	—	10
Ending balance	$563	$46	$609	$64	$673

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,298	$27,005	$74,303	$10,248
Specifically evaluated for impairment	0	108	108	—
Recorded investment (b)	$47,298	$27,113	$74,411	$10,248

Ending balance, net of allowance for credit losses	$46,735	$27,067	$73,802	$10,184

(a)	Represents principally amounts related to translation adjustments.

(b)	Finance receivables and net investment in operating leases before allowance for credit losses.

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

We engage in securitization transactions to fund operations and to maintain liquidity. Our securitization transactions are recorded as asset-backed debt and the associated assets are not de-recognized and continue to be included in our financial statements.

The finance receivables and net investment in operating leases that have been included in securitization transactions are only available for payment of the debt and other obligations issued or arising in the securitization transactions. They are not available to pay our other obligations or the claims of our other creditors. We do, however, hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. The debt is the obligation of our consolidated securitization entities and not the legal obligation of Ford Credit or our other subsidiaries.

Most of these securitization transactions utilize VIEs. Refer to Note 6 for more information concerning VIEs. The following tables show the assets and liabilities related to our securitization transactions that were included in our financial statements (in billions):

	June 30, 2011
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$3.1	$35.4	$0.4	$35.0	$29.1
Wholesale	0.4	17.6	0.0	17.6	9.0
Finance receivables	3.5	53.0	0.4	52.6	38.1
Net investment in operating leases	0.4	3.7	0.0	3.7	1.9
Total	$3.9	$56.7	$0.4	$56.3	$40.0

Non-VIE
Retail (c)	$0.1	$2.2	$0.0	$2.2	$1.8
Wholesale	0.0	2.2	0.0	2.2	1.8
Finance receivables	0.1	4.4	0.0	4.4	3.6
Net investment in operating leases	—	—	—	—	—
Total	$0.1	$4.4	$0.0	$4.4	$3.6

Total securitization transactions
Retail (c)	$3.2	$37.6	$0.4	$37.2	$30.9
Wholesale	0.4	19.8	0.0	19.8	10.8
Finance receivables	3.6	57.4	0.4	57.0	41.7
Net investment in operating leases	0.4	3.7	0.0	3.7	1.9
Total	$4.0	$61.1	$0.4	$60.7	$43.6

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2010
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.8	$33.8	$0.4	$33.4	$27.1
Wholesale	0.4	16.6	0.0	16.6	10.1
Finance receivables	3.2	50.4	0.4	50.0	37.2
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.0	$56.6	$0.5	$56.1	$40.2

Non-VIE
Retail (c)	$0.1	$2.0	$0.0	$2.0	$1.7
Wholesale	0.1	2.1	0.0	2.1	1.7
Finance receivables	0.2	4.1	0.0	4.1	3.4
Net investment in operating leases	—	—	—	—	—
Total	$0.2	$4.1	$0.0	$4.1	$3.4

Total securitization transactions
Retail (c)	$2.9	$35.8	$0.4	$35.4	$28.8
Wholesale	0.5	18.7	0.0	18.7	11.8
Finance receivables	3.4	54.5	0.4	54.1	40.6
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.2	$60.7	$0.5	$60.2	$43.6

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

The financial performance related to our securitization transactions for the periods ended June 30 were as follows (in millions):

	Second Quarter		First Half
	2011	2010	2011	2010
VIE
Derivative expense	$88	$2	$33	$147
Interest expense	261	342	515	674
Total VIE	$349	$344	$548	$821

Non-VIE
Derivative expense	$6	$4	$14	$8
Interest expense	37	52	73	134
Total Non-VIE	$43	$56	$87	$142

Total securitization transactions
Derivative expense	$94	$6	$47	$155
Interest expense	298	394	588	808
Total	$392	$400	$635	$963

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

	June 30, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE - Securitization entities	$93	$103	$26	$222
Ford Credit related to VIE	54	51	134	37
Other Ford Credit securitization related	14	23	14	23
Total securitization transactions	$161	$177	$174	$282

Refer to Notes 10 and 11 for information regarding our derivatives.

NOTE 6. VARIABLE INTEREST ENTITIES

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Nearly all of our VIEs are special purpose entities used for our on-balance sheet securitizations.

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

VIEs of which we are the primary beneficiary

We use special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are secured by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including senior and subordinated securities issued by the VIEs, and rights to cash held for the benefit of the securitization investors.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6. VARIABLE INTEREST ENTITIES (Continued)

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. We aggregate and analyze our transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail transactions – consumer credit risk and pre-payment risk, which are driven by the ability of the customer to pay, as well as the timing of the customer payments;

•
Wholesale transactions – dealer credit risk and Ford risk, as the receivables owned by the VIEs primarily arise from the financing provided by us to Ford-franchised dealers; therefore, the collections depend upon the sale of Ford vehicles; and

•	Net investment in operating lease transactions – vehicle residual value risk, consumer credit risk and pre-payment risk.

As residual interest holder, we are exposed to the underlying residual and credit risk of the collateral, and are exposed to interest rate risk in some transactions. The amount of risk absorbed by our residual interests generally is represented by and limited to the amount of overcollateralization of the assets securing the debt and any cash reserves.

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations and warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities, although we are the co-obligor of the debt of a consolidated VIE up to $250 million for two of our securitization transactions. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were de minimus and zero at June 30, 2011 and December 31, 2010, respectively, and ranged from zero to $490 million during the first half of 2011. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

VIEs that are exposed to interest rate or currency risk have reduced their risks by entering into derivative transactions. In certain instances, we have entered into offsetting derivative transactions with the VIE to protect the VIE from the risks that are not mitigated through the derivative transactions between the VIE and its external counterparty. In other instances, we have entered into derivative transactions with the counterparty to protect the counterparty from risks absorbed through their derivative transactions with the VIEs.

Refer to Note 5 for information on the financial position and financial performance of our VIEs and Notes 10 and 11 for information on our derivative transactions.

VIEs of which we are not the primary beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated interest provided by our joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with our joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with our joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment, and amounted to $81 million and $71 million at June 30, 2011 and December 31, 2010, respectively.

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

Other assets were as follows (in millions):

	June 30, 2011	December 31, 2010
Accrued interest and other non-finance receivables	$683	$950
Collateral held for resale, at net realizable value	237	346
Investment in used vehicles held for resale, at net realizable value	76	298
Restricted cash (a)	473	271
Deferred charges	299	287
Deferred charges – income taxes	215	273
Prepaid reinsurance premiums and other reinsurance receivables	249	227
Investment in non-consolidated affiliates	150	130
Property and equipment, net of accumulated depreciation of $378 and $369 at June 30, 2011 and December 31, 2010, respectively	138	146
Other	63	63
Total other assets	$2,583	$2,991

(a)
Includes primarily cash collateral required to be held to support guarantee of loans previously received from the European Investment Bank and cash held to meet certain local governmental and regulatory reserve requirements.

Other liabilities and deferred income were as follows (in millions):

	June 30, 2011	December 31, 2010
Income taxes payable to Ford and affiliated companies (a)	$1,226	$1,348
Deferred interest supplements and residual support payments on net investment in operating leases	904	863
Interest payable	737	991
Unrecognized tax benefits	520	533
Unearned insurance premiums	268	251
Other	379	325
Total other liabilities and deferred income	$4,034	$4,311

(a)	During the first quarter of 2011, we paid $401 million to Ford in accordance with our intercompany tax sharing agreement.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8. DEBT (Continued)

Debt

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates (a)
	Average		Average		Weighted-		Debt
	Contractual (b)		Effective (c)		Average (d)		June 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Short-term debt
Asset-backed commercial paper (e)	0.4%	0.5%					$6,619	$6,634
Ford Interest Advantage (f)	1.4%	1.8%					5,067	4,525
Other asset-backed short-term debt (e)	2.8%	2.6%					927	1,112
Other short-term debt (g)	4.4%	4.9%					1,696	1,000
Total short-term debt	1.4%	1.4%	1.4%	1.4%	1.8%	1.9%	14,309	13,271
Long-term debt
Senior indebtedness
Notes payable within one year (g)							8,818	9,129
Notes payable after one year (g)							23,264	24,771
Asset-backed debt
Notes payable within one year							14,186	16,673
Notes payable after one year							21,763	19,132
Unamortized discount							(243)	(399)
Fair value adjustments (h)							347	302
Total long-term debt (i)	4.7%	4.6%	5.1%	5.0%	4.6%	4.7%	68,135	69,608
Total debt	4.1%	4.1%	4.5%	4.4%	4.1%	4.2%	$82,444	$82,879

Fair value of debt (j)							$85,281	$86,256

(a)	Interest rates are presented for the second quarter of 2011 and the fourth quarter of 2010.

(b)	Average contractual rates reflect the stated contractual interest rate excluding amortization of discounts, premiums and issuance fees.

(c)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums and issuance fees.

(d)	Weighted-average rates reflect the average effective interest rate plus the impact of derivatives and facility fees.

(e)
Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements. Refer to Note 5 for information regarding securitization transactions.

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

(j)
Fair value of debt reflects interest accrued but not yet paid of $828 million and $1.0 billion at June 30, 2011 and December 31, 2010, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - Affiliated companies for debt with affiliated companies. See Note 10 for fair value methodology.

	June 30, 2011	December 31, 2010
Debt with affiliated companies
Other short-term debt	$429	$385
Notes payable within one year	166	160
Notes payable after one year	123	116
Total debt with affiliated companies (a)	$718	$661

(a)	Includes primarily cash from Blue Oval Holdings to collateralize guarantees from FCE Bank plc (“FCE”) for Ford in Romania. Refer to Note 15 for further information.

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

In the second quarter and first half of 2011, through private market transactions, we repurchased and called an aggregate principal amount of $816 million (including $152 million maturing in 2011) and $1.5 billion, respectively, of our unsecured debt. There were no repurchase or call transactions for asset-backed debt during 2011. As a result, we recorded a pre-tax loss of $27 million and a pre-tax loss of $34 million, net of unamortized premiums, discounts and fees, in Other income, net in the second quarter of 2011 and the first half of 2011, respectively.

In the second quarter and first half of 2010, through private market transactions, we repurchased and called an aggregate principal amount of $2 billion and $2.4 billion, respectively, of our unsecured debt and asset-backed debt. As a result, we recorded a pre-tax loss of $53 million and a pre-tax loss of $60 million, net of unamortized premiums, discounts and fees, in Other income, net in the second quarter of 2010 and the first half of 2010, respectively.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. Maturities are as follows (in millions):

	2011 (a)	2012 (b)	2013	2014	2015	There- after (c)	Total
Unsecured debt	$10,235	$7,344	$5,105	$3,669	$5,932	$6,560	$38,845
Asset-backed debt	15,484	14,049	6,016	3,477	1,969	2,500	43,495
Unamortized (discount)/premium (d)	7	(55)	(26)	(124)	(9)	(36)	(243)
Fair value adjustments (d)	13	54	78	49	80	73	347
Total debt	$25,739	$21,392	$11,173	$7,071	$7,972	$9,097	$82,444

(a)	Includes $13,353 million for short-term and $12,386 million for long-term debt.

(b)	Includes $956 million for short-term and $20,436 million for long-term debt.

(c)	Includes $9,042 million of unsecured debt maturing between 2016 and 2021 with the remaining balance maturing after 2031.

(d)	Unamortized discount and fair value adjustments are presented based on maturity date of related debt.

NOTE 9.  RETAINED EARNINGS

The following table summarizes earnings retained for use in the business for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2011	2010	2011	2010
Retained earnings, beginning balance	$3,778	$4,807	$4,227	$4,779
Net income	383	556	834	1,084
Distributions	(1,000)	—	(1,900)	(500)
Retained earnings, ending balance	$3,161	$5,363	$3,161	$5,363

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

Fair Value Measurements

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.

•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

•	Level 3 – inputs include data not observable in the market and reflect management's judgments about the assumptions market participants would use in pricing the asset or liability.

The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment.

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of changes in value due to interest rate, market price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts meeting this criteria are classified as Cash and cash equivalents, reported at par value, and excluded from the tables below.

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is a more than insignificant risk of changes in value because of interest rate, market price or penalty on withdrawal are classified as Marketable securities. For marketable securities, we generally measure fair value based on a market approach using prices obtained from pricing services. We review all pricing data for reasonability and observability of inputs. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a dealer stands ready to purchase) and other market information. For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize matrix pricing, benchmark curves or other factors to determine fair value. In certain cases, when observable pricing data are not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments based on an income approach using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap (“CDS”) spread applied to a net exposure, by counterparty considering the master netting agreements. We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

In certain cases, market data are not available and we develop assumptions or use models (e.g., Black Scholes) to determine fair value. This includes situations for longer-dated instruments where market data is less observable. Also, for interest rate swaps and cross-currency interest rate swaps used in securitization transactions, the notional amount of the swap is reset based on actual payments on the securitized contracts. We use management judgment to estimate timing and amount of the remaining swap cash flows based on historical pre-payment speeds.

We have two securitization transactions with derivative features, Ford Upgrade Exchange Linked (“FUEL”) notes. These features include a mandatory exchange to our unsecured notes when our senior unsecured debt receives two investment grade credit ratings among Fitch, Moody's and S&P and a make-whole provision. We estimated the fair value of these features by comparing the market value of the FUEL notes to the value of a hypothetical debt instrument without these features.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet (in millions):

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$—	$—	$—	$—	$9	$—	$—	$9
U.S. government-sponsored enterprises	—	175	—	175	—	150	—	150
Foreign government agencies (a)	—	—	—	—	—	100	—	100
Corporate debt	—	—	—	—	—	200	—	200
Mortgage-backed and other asset-backed	—	6	—	6	—	—	—	—
Government — non U.S.	—	420	—	420	—	323	—	323
Total cash equivalents — financial instruments (b)	—	601	—	601	9	773	—	782
Marketable securities
U.S. government	827	—	—	827	1,671	—	—	1,671
U.S. government-sponsored enterprises	—	1,056	—	1,056	—	2,905	—	2,905
Foreign government agencies (a)	—	652	—	652	—	821	1	822
Corporate debt (c)	—	1,197	5	1,202	—	732	—	732
Mortgage-backed and other asset-backed	—	165	—	165	—	177	—	177
Government — non U.S.	—	190	—	190	—	364	—	364
Other liquid investments (d)	—	19	—	19	—	88	—	88
Total marketable securities	827	3,279	5	4,111	1,671	5,087	1	6,759
Derivative financial instruments
Interest rate contracts	—	724	176	900	—	1,031	157	1,188
Foreign exchange forward contracts	—	73	—	73	—	33	—	33
Cross currency interest rate swap contracts	—	—	—	—	—	25	—	25
Other (e)	—	—	75	75	—	—	—	—
Total derivative financial instruments	—	797	251	1,048	—	1,089	157	1,246
Total assets at fair value	$827	$4,677	$256	$5,760	$1,680	$6,949	$158	$8,787

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$76	$129	$205	$—	$134	$195	$329
Foreign exchange forward contracts	—	41	—	41	—	16	—	16
Cross currency interest rate swap contracts	—	—	42	42	—	118	71	189
Total derivative financial instruments	—	117	171	288	—	268	266	534
Total liabilities at fair value	$—	$117	$171	$288	$—	$268	$266	$534

(a)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees as well as notes issued by supranational institutions.

(b)
Excludes $4.4 billion and $5.6 billion of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value at June 30, 2011 and December 31, 2010, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.5 billion and $1.9 billion at June 30, 2011 and December 31, 2010, respectively.

(c)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees as well as notes issued by supranational institutions at December 31, 2010.

(d)	Includes certificates of deposits and time deposits.

(e)	Represents derivative features included in the FUEL notes.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Financial Instrument Balances

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis on our balance sheet for the periods ended June 30 (in millions):

	Second Quarter
	2011				2010
	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Beginning balance	$—	$(73)	$—	$(73)	—	(203)	13	(190)
Realized/unrealized gains/(losses)
Other income/(loss), net	—	4	—	4	—	26	(1)	25
Other comprehensive income/(loss) (b)	—	(2)	—	(2)	—	11	0	11
Interest income	—	21	—	21	—	—	—	—
Total realized/unrealized gains/(losses)	—	23	—	23	—	37	(1)	36
Purchases, issues, sales and settlements
Purchases	5	—	—	5	—	—	—	—
Issues (c)	—	73	—	73	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	57	—	57	—	48	(8)	40
Total purchases, issues, sales and settlements	5	130	—	135	—	48	(8)	40
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—	—
Ending balance	$5	$80	$—	$85	—	(118)	4	(114)

Change in unrealized gains/(losses) on instruments still held	$0	$53	$—	$53	—	71	0	71

(a)	See Note 11 for detail on financial statement presentation by hedge designation.

(b)	Other comprehensive income/(loss) represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar affiliates.

(c)	Reflects $73 million in Level 3 under Derivative financial instruments, net during the second quarter of 2011 for derivative features included in the FUEL notes.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis on our balance sheet for the periods ended June 30 (in millions):

	First Half
	2011				2010
	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Beginning balance	$1	$(109)	$—	$(108)	$4	$(168)	$26	$(138)
Realized/unrealized gains/(losses)
Other income, net	—	(13)	—	(13)	(4)	(40)	(3)	(47)
Other comprehensive income/(loss) (b)	—	(3)	—	(3)	—	5	2	7
Interest income	—	26	—	26	—	—	—	—
Total realized/unrealized gains/(losses)	—	10	—	10	(4)	(35)	(1)	(40)
Purchases, issues, sales and settlements
Purchases	5	—	—	5	—	—	—	—
Issues (c)	—	73	—	73	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	106	—	106	—	85	(21)	64
Total purchases, issues, sales and settlements	5	179	—	184	—	85	(21)	64
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3 (d)	(1)	—	—	(1)	—	—	—	—
Ending balance	$5	$80	$—	$85	$—	$(118)	$4	$(114)

Change in unrealized gains/(losses) on instruments still held	$0	$82	$—	$82	$—	$49	$0	$49

(a)	See Note 11 for detail on financial statement presentation by hedge designation.

(b)	Other comprehensive income/(loss) represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar affiliates.

(c)	Reflects $73 million in Level 3 under Derivative financial instruments, net during the first half of 2011 for derivative features included in the FUEL notes.

(d)
Represents transfers out of $1 million during the first half of 2011 due to the availability of observable data due to increase in market activity for these securities. Transfers in and transfers out represent the value at the end of the reporting period.

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the quarter and year ended June 30, 2011 and December 31, 2010, respectively, that were still held on our balance sheet at those dates (in millions):

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
North America
Retail receivables	$—	$—	$76	$76	$—	$—	$82	$82
Dealer loans, net	—	3	10	13	—	—	22	22
Total North America	$—	$3	$86	$89	$—	$—	$104	$104

International
Retail receivables	$—	$—	$46	$46	$—	$—	$45	$45

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

Nonrecurring Fair Value Changes

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

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our consolidated statement of operations for the periods ended June 30, 2011 and 2010, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Second Quarter		First Half
	2011	2010	2011	2010
North America
Retail receivables (a)	$(6)	$(8)	$(16)	$(19)
Dealer loans, net (a)	(1)	(1)	(1)	(4)
Total North America	$(7)	$(9)	$(17)	$(23)

International
Retail receivables (a)	$(5)	$(9)	$(10)	$(20)

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

•	Interest rate contracts including swaps, caps and floors are used to manage the effects of interest rate fluctuations;

•	Foreign exchange forward contracts are used to manage foreign exchange exposure; and

•	Cross-currency interest rate swap contracts are used to manage foreign currency and interest rate exposures on foreign denominated debt.

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We review our hedging program, derivative positions, and overall risk management on a regular basis.

We have elected to apply hedge accounting to certain derivatives. Derivatives that receive designated hedge accounting treatment are documented and the relationships are evaluated for effectiveness using regression analysis at the time they are designated, and throughout the hedge period. Cash flows and profit impact associated with designated hedges are reported in the same category as the underlying hedged item. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. Regardless of hedge accounting treatment, we only enter into transactions we believe will be highly effective at offsetting the underlying economic risk.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value Hedges. We use certain derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net. Hedge ineffectiveness, recorded directly in earnings, is the difference between the change in fair value of the derivative and the change in the fair value of the hedged debt that is attributable to the changes in the benchmark interest rate. The cash flows associated with fair value hedges are reported in Cash flows from operating activities in our consolidated statement of cash flows.

When a derivative is de-designated from a fair value hedge relationship, or when the derivative in a fair value hedge relationship is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

Derivatives Not Designated as Hedging Instruments. We report changes in the fair value of derivatives not designated as hedging instruments in Other income, net. The earnings impact primarily relates to changes in fair value of interest rate derivatives, which are included in evaluating our overall risk management objective, and foreign currency derivatives, which are substantially offset by the revaluation of foreign denominated debt. The cash flows associated with derivatives not designated as hedging instruments are reported in Cash flows from investing activities in our consolidated statement of cash flows.

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gain/(loss) for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2011	2010	2011	2010
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$67	$52	$133	$105
Ineffectiveness (a)	2	2	(16)	0
Total	$69	$54	$117	$105
Derivatives not designated as hedging instruments
Interest rate contracts	$(4)	$(7)	$(6)	$12
Foreign exchange forward contracts (b)	6	57	(1)	(3)
Cross currency interest rate swap contracts (b)	(17)	96	(31)	88
Other (c)	2	0	2	0
Total	$(13)	$146	$(36)	$97

(a)
For the second quarter of 2011 and 2010, hedge ineffectiveness reflects change in fair value on derivatives of $134 million gain and $112 million gain, respectively, and change in fair value on hedged debt of $132 million loss and $110 million loss, respectively. For the first half of 2011 and 2010, hedge ineffectiveness reflects a $46 million gain and a $155 million gain on derivatives, respectively, and a $62 million loss and $155 million loss on hedged debt, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the FUEL notes (see Note 10).

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following tables summarize the notional amounts and estimated fair value of our derivative financial instruments (in millions):

	June 30, 2011			December 31, 2010
	Notional	Fair Value Assets	Fair Value Liabilities	Notional	Fair Value Assets	Fair Value Liabilities
Fair value hedges
Interest rate contracts	$7,850	$260	$—	$8,826	$503	$7

Derivatives not designated as hedging instruments
Interest rate contracts	$63,278	$640	$205	$52,698	$685	$322
Foreign exchange forward contracts (a)	7,009	73	41	3,309	33	16
Cross currency interest rate swap contracts	1,114	—	42	1,472	25	189
Other (b)	2,500	75	—	—	—	—
Total derivatives not designated as hedging instruments	73,901	788	288	57,479	743	527
Total derivative financial instruments	$81,751	$1,048	$288	$66,305	$1,246	$534

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	Represents derivative features included in the FUEL notes (see Note 10).

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

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. The aggregate fair value of derivative instruments in asset positions at June 30, 2011 was $1.0 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) increased our derivative assets by $3 million and decreased our derivative assets by $9 million at June 30, 2011 and December 31, 2010, respectively, and decreased our derivative liabilities by $3 million and $4 million at June 30, 2011 and December 31, 2010, respectively. See Note 10 for additional information regarding fair value measurements.

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

The following table summarizes amounts included in Other income, net for periods ended June 30 (in millions):

	Second Quarter		First Half
	2011	2010	2011	2010
Loss on extinguishment of debt	$(27)	$(53)	$(34)	$(60)
Gains/(Losses) on derivatives (a)	(10)	138	(51)	87
Currency revaluation losses	(23)	(162)	(7)	(103)
Interest and investment income	43	42	71	60
Insurance fee income	14	14	52	43
Other	10	60	53	108
Other income, net	$7	$39	$84	$135

(a)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt. See Note 11 for detail by derivative instrument and risk type.

NOTE 13. EMPLOYEE SEPARATION ACTIONS

We continuously monitor and manage the cost structure of our business to remain competitive within the industry. Restructuring charges related to employee separation actions are provided by segment.

North America Segment

In the first quarter of 2011, we announced plans to cease operations at one of our loss prevention centers in the U.S. The restructuring occurred through involuntary separations, attrition and retirements. In the second quarter of 2011 and the first half of 2011, we recognized pre-tax charges of $1 million and $7 million, respectively, in Operating expenses as a result of employee separation actions.

In the first quarter of 2010, we announced plans to continue to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. The restructuring occurred through involuntary separations, attrition and retirements. In the second quarter of 2010 and the first half of 2010, we recognized pre-tax charges of $1 million and $14 million, respectively, in Operating expenses as a result of employee separation actions. In the second quarter of 2011, we released $1 million of this reserve.

International Segment

In the second quarter of 2011 and the first half of 2011, we recognized pre-tax charges of $3 million (including $1 million for retirement plan benefits), in Operating expenses for employee separation actions primarily in European locations.

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

We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in Unallocated Risk Management and are excluded in assessing our North America and International segment performance, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments. We also adjust segment performance to re-allocate interest expense between the North America and International segments reflecting debt and equity levels proportionate to their product risk. The North America and International segments are presented on a managed basis. Managed basis includes Finance receivables, net and Net investment in operating leases included in our consolidated balance sheet, excluding unearned interest supplements related to finance receivables.

Key operating data for our business segments for the periods ended June 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total
Second Quarter of 2011
Revenue (a)	$1,639	$564	$(50)	$—	$—	$(50)	$2,153
Income
Income/(Loss) before income taxes	607	45	(48)	—	—	(48)	604
Provision for/(Benefit from) income taxes	220	18	(17)	—	—	(17)	221
Net income/(loss)	387	27	(31)	—	—	(31)	383
Other disclosures
Depreciation on vehicles subject to operating leases	297	64	—	—	—	—	361
Interest expense	563	334	(2)	—	—	(2)	895
Provision for credit losses	(30)	5	—	—	—	—	(25)

Second Quarter of 2010
Revenue (a)	$2,109	$521	$(20)	$(4)	$—	$(24)	$2,606
Income
Income before income taxes	831	77	(20)	—	—	(20)	888
Provision for/(Benefit from) income taxes	312	26	(6)	—	—	(6)	332
Net income/(loss)	519	51	(14)	—	—	(14)	556
Other disclosures
Depreciation on vehicles subject to operating leases	435	40	—	—	—	—	475
Interest expense	800	286	—	0	—	0	1,086
Provision for credit losses	(158)	7	—	—	—	—	(151)

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total
First Half 2011
Revenue (a)	$3,398	$1,092	$(110)	$—	$—	$(110)	$4,380
Income
Income/(Loss) before income taxes	1,258	167	(108)	—	—	(108)	1,317
Provision for/(Benefit from) income taxes	461	60	(38)	—	—	(38)	483
Net income/(loss)	797	107	(70)	—	—	(70)	834
Other disclosures
Depreciation on vehicles subject to operating leases	661	111	—	—	—	—	772
Interest expense	1,184	606	(2)	—	—	(2)	1,788
Provision for credit losses	(91)	2	—	—	—	—	(89)
Net finance receivables and investment in operating leases (b)	64,250	21,593	—	—	(1,857)	(1,857)	83,986
Total assets (b)	75,821	26,371	—	—	(1,857)	(1,857)	100,335

First Half 2010
Revenue (a)	$4,369	$1,084	$10	$(11)	$—	$(1)	$5,452
Income					—
Income before income taxes	1,533	173	10	—	—	10	1,716
Provision for income taxes	568	60	4	—	—	4	632
Net income	965	113	6	—	—	6	1,084
Other disclosures
Depreciation on vehicles subject to operating leases	1,042	74	—	—	—	—	1,116
Interest expense	1,598	616	—	(1)	—	(1)	2,213
Provision for credit losses	(212)	10	—	—	—	—	(202)
Net finance receivables and investment in operating leases (c)	66,460	20,062	—	(1)	(2,013)	(2,014)	84,508
Total assets (c)	84,277	25,822	—	2	(2,013)	(2,011)	108,088

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

(b)	Reflects balance at June 30, 2011.

(c)	Reflects balance at June 30, 2010.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees are not material. We have estimated the probability of payment for each guarantee to be remote and have not recorded any loss accruals. At June 30, 2011 and December 31, 2010, the following guarantees and indemnifications were issued and outstanding:

Guarantees of certain obligations of unconsolidated and other affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $125 million and $130 million at June 30, 2011 and December 31, 2010, respectively. Of these values, $75 million at June 30, 2011 and December 31, 2010, were counter-guaranteed by Ford to us.

FCE has guaranteed obligations of Ford in Romania pursuant to four guarantees with maximum potential payments of $794 million. Two of the guarantees have been fully collateralized by $522 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary. This cash is available for use in FCE's daily operations, and is recorded as Debt. The other guarantees of $272 million are not collateralized by Blue Oval Holdings, but are counter-guaranteed by Ford. These guarantees have expiration dates between August 2011 and August 2012, and they could terminate on payment and/or cancellation of the obligations by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at June 30, 2011. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 2011 Compared with Second Quarter 2010

In the second quarter of 2011, our net income was $383 million, compared with net income of $556 million a year ago. On a pre-tax basis, we earned $604 million in the second quarter of 2011, compared with earnings of $888 million a year ago. The decrease in pre-tax earnings primarily reflected:

•
A higher provision for credit losses primarily related to the non-recurrence of credit loss reserve reductions of the same magnitude as 2010, partially offset by lower credit losses (about $130 million);

•
Less favorable residual performance reflecting the non-recurrence of lower lease depreciation expense related to lower gains as fewer leases terminated and therefore fewer vehicles were sold (about $125 million); and

•	Lower market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($28 million).

These factors were offset partially by:

•	Higher financing margin primarily attributable to lower borrowing costs (about $40 million).

Results of our operations by business segment and unallocated risk management for the second quarter 2011 and 2010 are shown below:

	Second Quarter
	2011	2010	2011 Over/(Under) 2010
Income/(Loss) before income taxes	(in millions)
North America Segment	$607	$831	$(224)
International Segment	45	77	(32)
Unallocated risk management	(48)	(20)	(28)
Income before income taxes	604	888	(284)
Provision for income taxes	221	332	(111)
Net income	$383	$556	$(173)

The decrease in North America Segment pre-tax earnings is more than explained by a higher provision for credit losses and less favorable residual performance. These factors were offset partially by higher financing margin.

The decrease in International Segment pre-tax results is more than explained by lower financing margin and less favorable residual performance.

The change in unallocated risk management income reflected unfavorable performance in market valuation adjustments to derivatives. For additional information on our unallocated risk management, see Note 14 of our Notes to the Financial Statements.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Half 2011 Compared with First Half 2010

In the first half of 2011, our net income was $834 million, compared with net income of $1.1 billion a year ago. On a pre-tax basis, we earned $1.3 billion in the first half of 2011, compared with earnings of $1.7 billion a year ago. The decrease in pre-tax earnings is more than explained by:

•
Less favorable residual performance reflecting the non-recurrence of lower lease depreciation expense related to lower gains as fewer leases terminated and therefore fewer vehicles were sold (about $175 million);

•	Lower market valuation adjustments to derivatives, shown as unallocated risk management in the table below ($118 million);

•
A higher provision for credit losses primarily related to the non-recurrence of credit loss reserve reductions of the same magnitude as 2010, partially offset by lower credit losses (about $115 million); and

•	Lower receivables volume (about $90 million).

These factors were offset partially by:

•	Higher financing margin primarily attributable to lower borrowing costs (about $70 million); and

•	Lower operating costs (about $40 million).

Results of our operations by business segment and unallocated risk management for the first half of 2011 and 2010 are shown below:

	First Half
	2011	2010	2011 Over/(Under) 2010
Income/(Loss) before income taxes	(in millions)
North America Segment	$1,258	$1,533	$(275)
International Segment	167	173	(6)
Unallocated risk management	(108)	10	(118)
Income before income taxes	1,317	1,716	(399)
Provision for income taxes	483	632	(149)
Net income	$834	$1,084	$(250)

The decrease in North America Segment pre-tax earnings is more than explained by less favorable residual performance and a higher provision for credit losses. These factors were offset partially by lower operating costs and higher financing margin.

The decrease in International Segment pre-tax results is primarily explained by less favorable residual performance and lower receivables volume. These factors were partially offset by lower operating costs, higher financing margin, and a lower provision for credit losses.

The change in unallocated risk management income reflected unfavorable performance in market valuation adjustments to derivatives. For additional information on our unallocated risk management, see Note 14 of our Notes to the Financial Statements.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles are shown below:

	Second Quarter		First Half
	2011	2010	2011	2010
	(in thousands)
North America Segment
United States	219	181	418	356
Canada	29	28	55	45
Total North America Segment	248	209	473	401
International Segment
Europe	95	86	199	185
Other international	15	7	25	17
Total International Segment	110	93	224	202
Total contract placement volume	358	302	697	603

Shown below are our financing shares of new Ford and Lincoln brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe.  Also shown below are our wholesale financing shares of new Ford and Lincoln brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Second Quarter		First Half
	2011	2010	2011	2010
United States
Financing share - Ford and Lincoln
Retail installment and lease	34%	30%	35%	32%
Wholesale	81	81	81	81
Europe
Financing share - Ford
Retail installment and lease	28%	25%	27%	24%
Wholesale	98	98	99	99

North America Segment

In the second quarter, our total contract placement volumes were 248,000, up 39,000 contracts from a year ago. In the first half of 2011, our total contract placement volumes were 473,000, up 72,000 contracts from a year ago. These increases primarily reflected higher Ford and Lincoln financing share and higher sales of new Ford and Lincoln vehicles. Higher Ford and Lincoln financing share was primarily explained by changes in Ford's marketing programs that favored us and by an improvement in our competitive position in the market.

International Segment

In the second quarter of 2011, our total contract placement volumes were 110,000, up 17,000 contracts from a year ago. This increase primarily reflected higher financing share, mainly due to stronger marketing programs in Europe and higher contract volume due to planned growth in China.

In the first half of 2011, our total contract placement volumes were 224,000, up 22,000 contracts from a year ago reflecting the factors mentioned above, partially offset by the transition of Mexico’s retail financing business to another finance provider.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our finance receivables and operating leases are shown below:

	June 30, 2011	December 31, 2010
	(in billions)
Receivables
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$38.5	$39.1
Non-Consumer
Wholesale	14.5	13.3
Dealer loan and other	2.0	1.9
Total North America Segment – finance receivables (a)	55.0	54.3
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	10.6	10.6
Non-Consumer
Wholesale	10.1	8.7
Dealer loan and other	0.6	0.4
Total International Segment – finance receivables (a)	21.3	19.7
Unearned interest supplements	(1.9)	(1.9)
Allowance for credit losses	(0.6)	(0.8)
Finance receivables, net	73.8	71.3
Net investment in operating leases (a)	10.2	10.0
Total receivables (b)	$84.0	$81.3
Memo:
Total managed receivables (c)	$85.9	$83.2

(a)
At June 30, 2011 and December 31, 2010, includes consumer receivables before allowance for credit losses of $37.6 billion and $35.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $19.8 billion and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements. In addition, at June 30, 2011 and December 31, 2010, includes net investment in operating leases before allowance for credit losses of $3.7 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be included in our financial statements. These underlying securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the “Securitization Transactions” and “On-Balance Sheet Arrangements” sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2010.

(b)	Includes allowance for credit losses of $673 million and $854 million at June 30, 2011 and December 31, 2010, respectively.

(c)	Excludes unearned interest supplements related to finance receivables of $1.9 billion at June 30, 2011 and December 31, 2010.

Receivables increased from year-end 2010, primarily due to changes in currency exchange rates. At June 30, 2011, the Jaguar, Land Rover, Mazda, and Volvo financing portfolio represented about 3% of our managed receivables. In addition, the Mercury financing portfolio represented about 2% of our managed receivables at June 30, 2011. These percentages will decline over time.

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At June 30, 2011 and December 31, 2010, between 5% - 6% of the outstanding U.S. retail finance and lease contracts in our serviced portfolio were classified by us as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

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

	Second Quarter		First Half
	2011	2010	2011	2010
	(in millions)
Charge-offs
Retail installment and lease	$41	$79	$100	$222
Wholesale	6	5	2	—
Dealer loan and other	2	2	2	(3)
Total charge-offs	$49	$86	$104	$219

Loss-to-Receivables Ratios
Retail installment and lease	0.28%	0.49%	0.34%	0.67%
Wholesale	0.09	0.09	0.02	—
Total loss-to-receivables ratio (including dealer loan and other)	0.23%	0.39%	0.25%	0.49%

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
In the second quarter of 2011 charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower repossessions, offset partially by lower recoveries in the United States.
In the first half of 2011 charge-offs and loss-to-receivables ratios decreased from a year ago primarily reflecting lower losses in the United States and Europe. Charge-offs in the United States decreased due to lower repossessions, offset partially by lower recoveries. Charge-offs in Europe decreased primarily reflecting lower losses in Spain, Germany and Italy.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Installment and Operating Lease

The following table shows the credit loss metrics for our Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. This portfolio was 69% of our worldwide portfolio of retail installment receivables and net investment in operating leases at June 30, 2011. Trends and causal factors are consistent with the worldwide results, with repossessions down 5,000 units in the second quarter of 2011 from a year ago, reflecting improved portfolio performance, fewer accounts outstanding and the improved economic environment. Severity was lower by $200 per unit from a year ago, mainly due to improvements in auction values in the used vehicle market, offset partially by the impact of a higher mix of longer term contracts and higher amount financed.

	Second Quarter		First Half
	2011	2010	2011	2010
Credit Loss Metrics
Charge-offs (in millions)	$23	$47	$67	$142
Loss-to-receivables ratio	0.24%	0.45%	0.34%	0.68%

Other Metrics
Repossessions (in thousands)	10	15	22	34
Repossession ratio (a)	1.71%	2.18%	1.85%	2.48%
Severity (b)	$6,500	$6,700	$6,500	$7,000
New bankruptcy filings (in thousands)	8	12	17	22
Over-60 day delinquency ratio (c)	0.13%	0.12%	0.14%	0.15%

(a)	Annualized repossessions as a percent of the average number of accounts outstanding during the periods.

(b)	Average loss per disposed repossession.

(c)	Delinquencies are expressed as a percent of the accounts outstanding for non-bankrupt accounts.

Allowance for Credit Losses

Our allowance for credit losses and our allowance for credit losses as a percentage of end-of-period receivables (finance receivables, excluding unearned interest supplements, and net investment in operating leases, excluding the allowance for credit losses) for our portfolio are shown below. A description of our allowance setting process is provided in the “Critical Accounting Estimates - Allowance for Credit Losses” section of Item 7 of Part II of our 2010 10-K Report.

	June 30, 2011	December 31, 2010
	(in millions)
Allowance for Credit Losses
Retail installment and lease	$627	$788
Wholesale	32	48
Dealer loan and other	14	18
Total allowance for credit losses	$673	$854
As a Percentage of End-of-Period Receivables
Retail installment and lease	1.06%	1.32%
Wholesale	0.13	0.22
Total including dealer loan and other	0.78%	1.02%

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

For additional information on our residual risk on operating leases, refer to the “Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases” section of Item 7 of Part II of our 2010 10-K Report.

North America Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

•	Placement volume measures the number of leases we purchase in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and

•	Return volume reflects the number of vehicles returned to us by customers at lease-end.

The following table shows operating lease placement, termination, and return volumes for our North America Segment, which accounted for 96% of our total investment in operating leases at June 30, 2011:

	Second Quarter		First Half
	2011	2010	2011	2010
	(in thousands)
Placements	55	32	106	61
Terminations	76	125	149	222
Returns	44	88	90	160

Memo:
Return rates	58%	70%	61%	72%

In the second quarter of 2011, placement volumes were up 23,000 units compared with the same period a year ago, primarily reflecting higher industry sales and changes in Ford’s marketing programs. Termination volumes decreased by 49,000 units compared with last year, reflecting lower placement volumes in 2009. Return volumes decreased 44,000 units compared with last year, primarily reflecting the lower terminations and lower return rates, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase.

In the first half of 2011, trends and causal factors compared with the same period a year ago were consistent with those described above.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford, Lincoln and Mercury Brand Retail Operating Lease Experience

The following table shows return volumes for our Ford, Lincoln and Mercury brand U.S. operating lease portfolio. Also included are auction values at constant second quarter 2011 vehicle mix for 36-month lease terms returned in the second quarter:

	Second Quarter		First Half
	2011	2010	2011	2010
	(in thousands)
Returns
24-Month term	0	13	0	29
36-Month term	12	20	29	39
39-Month/Other term	13	13	26	22
Total returns	25	46	55	90

Memo:
Return rates	55%	65%	59%	68%

Auction Values at Constant Second Quarter 2011 Vehicle Mix
36-Month term	$16,765	$15,695	$16,375	$15,395

In the second quarter of 2011, Ford, Lincoln and Mercury brand U.S. return volumes were down 21,000 units compared with the same period in 2010, primarily reflecting lower terminations and a lower return rate. The return rate was down ten percentage points to 55%, consistent with improved auction values relative to our expectations of lease-end values at the time of contract purchase. Auction values at constant second quarter 2011 mix were up $1,070 per unit from 2010 levels for vehicles under 36-month leases, primarily reflecting the overall auction value improvement in the used vehicle market.

Recent lease placement trends have resulted in a much lower mix of 24-month contracts within Ford Credit's return volume. Scheduled termination volume for vehicles under 24-month contracts is near zero for all of 2011, but the mix of 24-month contracts is expected to increase in 2012 to the level seen in 2010.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy is to have sufficient liquidity to enable us to profitably support Ford, its dealers and customers in all economic environments. We maintain a substantial cash balance, committed funding capacity and access to diverse funding sources and we also manage interest rate and currency risks. Although our credit ratings and ratings outlook have been upgraded this year, we remain below investment grade levels. As a result, securitization continues to represent a substantial portion of our funding mix as this market remains more cost effective than unsecured funding and allows us access to a wider investor base. We expect our unsecured funding mix to increase as we are able to source term funding from the unsecured markets on increasingly favorable terms. We continued to diversify our funding sources with the successful launch of our new Ford Credit Retail notes program, and our second transaction of Ford Upgrade Exchange Linked (“FUEL”) notes. In addition, we have various alternative business arrangements for select products and markets that reduce our funding requirements while allowing us to support Ford (e.g., our partnering in Brazil for retail financing and FCE’s partnering with various institutions in Europe for full service leasing and retail and wholesale financing). We also have an application pending for Federal Deposit Insurance Corporation (“FDIC”) and State of Utah approval for an industrial loan corporation and have published notice of our intent to apply for a bank charter in Canada.

Through August 5, 2011, we completed about $15 billion of public and private securitization funding globally across all asset classes. We also completed about $5 billion of unsecured funding in the United States, Canada and Europe. Our credit spreads continue to improve reflecting continuing improvements in the credit profiles of Ford and Ford Credit, strong investor demand for our transactions, and supportive capital markets.

At June 30, 2011, we had committed capacity totaling $32 billion, about equal to 2010 year-end levels. We renewed about $12 billion of committed capacity in the second quarter of 2011. Our renewal strategy is to protect our global funding needs and optimize capacity. Most of our asset-backed committed facilities enable us to obtain term funding up to the time that the facilities mature. Any outstanding debt at the maturity of the facilities remains outstanding and is repaid as underlying assets liquidate. Our ability to obtain funding under our committed asset-backed liquidity programs is subject to having a sufficient amount of assets eligible for these programs, and for certain programs, having the ability to obtain derivatives to manage the interest rate risk. For additional information on our committed capacity programs, refer to the “Liquidity” section of Item 7 of Part II of our 2010 10-K Report.

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

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility (“TALF”). TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market. TALF expired in March 2010. At June 30, 2011, the outstanding balance of our asset-backed securities that were TALF-eligible at issuance was $6.5 billion, compared with $7.7 billion at December 31, 2010 reflecting the amortization of about $1.2 billion through the second quarter of 2011. The outstanding balance of our asset-backed securities that were TALF-eligible at issuance will decline to zero over time as the debt continues to amortize and no new securities are issued.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding Portfolio

Our outstanding debt was as follows on the dates indicated:

	June 30, 2011	December 31, 2010
	(in billions)
Debt
Asset-backed commercial paper (a)	$6.6	$6.6
Other asset-backed short-term debt (a)	0.9	1.2
Ford Interest Advantage (b)	5.1	4.5
Unsecured commercial paper	0.2	0.1
Other short-term debt	1.5	0.9
Total short-term debt	$14.3	$13.3
Unsecured long-term debt (including notes payable within one year)	32.1	33.8
Asset-backed long-term debt (including notes payable within one year) (a)	36	35.8
Total debt	$82.4	$82.9

Ratios
Securitized funding to managed receivables	51%	52%
Short-term debt and notes payable within one year to total debt	45	47
Short-term debt and notes payable within one year to total capitalization	40	42

(a)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(b)	The Ford Interest Advantage program consists of our floating rate demand notes.

At June 30, 2011, unsecured long-term debt (including notes payable within one year) was down about $2 billion from year-end 2010, primarily reflecting about $6 billion of debt maturities, repurchases, and calls, offset partially by about $4 billion of new unsecured long-term debt issuance. Remaining unsecured long-term debt maturities are as follows: 2011 - $4 billion; 2012 - $6 billion; 2013 - $5 billion; and the remainder thereafter.

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

At June 30, 2011, asset-backed long-term debt (including notes payable within one year) was up about $200 million from year-end 2010, reflecting asset-backed long-term debt issuance in excess of amortization.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Funding Plan

The following table shows our public and private term funding issuances in 2010 and through August 5, 2011, and our planned issuances for full year 2011:

	2011
	Full Year Forecast	Through August 5,	2010 Actual
	(in billions)
Public Term Funding
Unsecured	$ 7 – 9	$5	$6
Securitization Transactions (a)	11–14	8	11
Total public term funding	$ 18–22	$13	$17

Private Term Funding (b)	$ 9 –12	$7	$8

(a)	Includes FUEL notes in 2011.

(b)	Includes private term debt, securitization transactions, and other term funding; excludes sales to Ford Credit’s asset-backed commercial paper program.

Through August 5, 2011, we completed about $13 billion of public term funding transactions in the United States, Canada and Europe, including: about $6 billion of retail asset-backed securitization transactions; about $1 billion of lease asset-backed securitization transactions; about $1 billion of wholesale asset-backed securitization transactions; and about $5 billion of unsecured issuances. We also completed about $7 billion of private term funding transactions (excluding our asset-backed commercial paper program) across all regions and asset classes.

The public retail securitization transactions completed to date include $2.5 billion from our FUEL notes program. These are 5-year notes backed by automotive retail finance receivables. The FUEL notes will be mandatorily exchanged for Ford Credit unsecured notes having the same maturity and interest rate upon Ford Credit’s senior unsecured debt receiving two investment grade credit ratings among Fitch, Moody’s and S&P. After the mandatory exchange, Ford Credit expects to reacquire the assets supporting the FUEL notes.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

We define liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, our FCAR Owner Trust retail securitization program (“FCAR”), and credit facilities), less asset-backed capacity in excess of eligible receivables and cash and cash equivalents required to support securitization transactions. We have multiple sources of liquidity, including committed asset-backed funding capacity.

	June 30 2011	December 31, 2010
	(in billions)
Cash, cash equivalents, and marketable securities*	$11.1	$14.6

Committed liquidity programs	$23.3	$24.2
Asset-backed commercial paper FCAR	7.8	9.0
Credit facilities	0.8	1.1
Committed capacity	$31.9	$34.3
Committed capacity and cash	$43.0	$48.9
Less: Capacity in excess of eligible receivables	(4.6)	(6.3)
Less: Cash and cash equivalents to support securitization transactions	(4.0)	(4.2)
Liquidity	$34.4	$38.4
Less: Utilization	(17.5)	(15.8)
Liquidity available for use	$16.9	$22.6
*    Excludes marketable securities related to insurance activities.

At June 30, 2011, committed capacity and cash shown above totaled $43 billion, of which $34.4 billion could be utilized (after adjusting for capacity in excess of eligible receivables of $4.6 billion and cash required to support securitization transactions of $4.0 billion). At June 30, 2011, $17.5 billion was utilized, leaving $16.9 billion available for use (including $7.1 billion of cash, cash equivalents, and marketable securities, but excluding marketable securities related to insurance activities and cash and cash equivalents to support securitization transactions).

At June 30, 2011, our liquidity available for use was lower than year-end 2010 by about $5.7 billion, reflecting cash payments for debt maturities, repurchases and calls, distributions, and tax payments that were higher than the liquidity generated from profits and new debt issuances.

In addition to the $16.9 billion of liquidity available for use, the $4.6 billion of capacity in excess of eligible receivables provides us with an alternative for funding future purchases or originations and gives us flexibility to shift capacity among markets and asset classes.

Cash, Cash Equivalents, and Marketable Securities. At June 30, 2011, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11.1 billion, compared with $14.6 billion at year-end 2010. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits, investment-grade corporate securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of certain foreign governments, foreign government agencies, supranational institutions and money market funds that carry the highest possible ratings. The average maturity of these investments ranges from 90 days to up to one-year and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $4.0 billion at June 30, 2011 and $4.2 billion at December 31, 2010.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our unsecured debt on the open market. In the second quarter of 2011, we called about $300 million of our unsecured debt maturities and repurchased about $500 million. Year-to-date, we called about $800 million of our unsecured debt maturities and repurchased about $700 million.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $ 23.3 billion at June 30, 2011 ($11.5 billion retail, $8.8 billion wholesale, and $3 billion lease assets) of which about $7.0 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $21 billion having maturities within the next twelve months (of which $5.7 billion relates to FCE commitments), and the remaining balance having maturities between July 2012 and March 2013. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At June 30, 2011, $10.8 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities

Our credit facilities and asset-backed commercial paper lines were as follows on the dates indicated:

	July 1, 2011	December 31, 2010
	(in billions)
Credit Facilities
Ford Credit bank lines	$0.1	$0.0
FCE bank lines	0.7	1.1
Utilized amounts	(0.1)	(0.5)
Available credit facilities	$0.7	$0.6

Asset-Backed Commercial Paper Lines
FCAR asset-backed commercial paper lines	$7.8	$9.0

At July 1, 2011, we and our majority-owned subsidiaries had about $800 million of contractually committed unsecured credit facilities with financial institutions, including FCE's new £440 million (equivalent to $705 million at July 1, 2011) three-year syndicated credit facility dated June 24, 2011 (the “FCE Credit Agreement”). At July 1, 2011, we had $706 million available for use, of which $705 million expires in 2014. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and us to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. In addition, FCE had $249 million of other contractually committed credit facilities that were fully utilized on July 1, 2011 and these facilities were terminated effective July 13, 2011.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In addition, at July 1, 2011, we had about $7.8 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $4.3 billion expire in 2012 and $3.5 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At July 1, 2011, about $7.8 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper, subordinated debt, or FCAR’s purchase of our asset-backed securities. At July 1, 2011, the outstanding commercial paper balance for the FCAR program was $6.6 billion.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder’s interest as equity. We calculate leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt
Equity

Managed Leverage	=	Total Debt	-	Cash, Cash Equivalents and Marketable Securities (a)	-	Adjustments for Derivative Accounting on Total Debt (b)
		Equity		-		Adjustments for Derivative Accounting on Equity (b)

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30, 2011	December 31, 2010
Total debt	$82.4	$82.9
Equity	9.7	10.3
Financial statement leverage (to 1)	8.5	8.0

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30, 2011	December 31, 2010
Total debt	$82.4	$82.9
Adjustments for cash, cash equivalents, and marketable securities (a)	(11.1)	(14.6)
Adjustments for derivative accounting (b)	(0.3)	(0.3)
Total adjusted debt	$71.0	$68.0

Equity	$9.7	$10.3
Adjustments for derivative accounting (b)	(0.2)	(0.1)
Total adjusted equity	$9.5	$10.2
Managed leverage (to 1)	7.5	6.7

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2011, our managed leverage was 7.5 to 1 compared with 6.7 to 1 at December 31, 2010, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford. By mid-decade, we expect our leverage to be in the range of 10 - 11 to 1. Through June 30, 2011 we paid $1.9 billion in distributions to our parent, Ford Holdings LLC, including $900 million and $1.0 billion in the first and second quarters, respectively. For additional information on our planned distributions, refer to the “Outlook” section.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

We expect profits for 2011 to be lower compared with 2010, reflecting primarily lower credit loss reserve reductions and the non-recurrence of lower lease depreciation expense of the same magnitude as 2010. Based on our expected portfolio performance, we anticipate the allowance for credit losses will be in the range of about 0.65% - 0.75% of receivables at year-end 2011, down from 1.02% of receivables at year-end 2010 and 1.61% of receivables at year-end 2009, resulting in a smaller amount being released from the allowance for credit losses than in 2010. The non-recurrence of lower lease depreciation expense is expected because 170,000 fewer leases are projected to terminate in 2011 compared with 2010, including about 80,000 leases that were impaired in 2008, which will result in fewer vehicles sold at a gain. The vast majority of the units subject to the 2008 impairment that will be returned in 2011 have been returned in the first half of the year. We estimate the profit impact of these two items will reduce pre-tax profits by about $1.1 billion in 2011 compared with 2010. Through the first half, about $500 million of this impact has been realized. Also, primarily as a result of the continuation of these two causal factors, we expect pre-tax results in the second half of 2011 will be lower than the first half of 2011.

At year-end 2011, we anticipate managed receivables to be in the range of $82 billion to $87 billion. Subject to our funding plan risks previously described in the “Funding - Overview” section, we expect that a significant portion of our funding will consist of securitization transactions and expect the funding structure required for this level of managed receivables at year-end 2011 to be the following (in billions, except for percentages):

	December 31, 2011
Funding Structure
Ford Interest Advantage	$ ~ 5
Asset-backed commercial paper	6	—	7
Term asset-backed securities	39	—	42
Term debt and other	36	—	38
Equity	8	—	10
Cash, cash equivalents, and marketable securities*	(12)	—	(15)
Total funding structure	$82	—	87

Memo:
Securitized funding as a percentage of managed receivables	53%	—	57%
*    Excludes marketable securities related to insurance activities.

We expect to pay distributions of about $3 billion in 2011, of which $900 million and $1.0 billion were paid in the first and second quarters, respectively. We will continue to assess distributions based on our available liquidity and managed leverage objectives.

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

We cannot be certain that any expectations, forecasts, or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional discussion of these and other risk factors, see Item 1A of Part I of Ford’s 2010 10-K Report and Item 1A of Part I of Ford Credit’s 2010 10-K Report.

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of June 30, 2011 and for the three-month periods ended June 30, 2011 and 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 5, 2011 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2010 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous change in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2011, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $39 million over the next twelve months, compared with a decrease of $22 million at December 31, 2010. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer (“CEO”), and Michael L. Seneski, our Chief Financial Officer (“CFO”) and Treasurer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	August 5, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statement of operations and consolidated statement of comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010 and the consolidated statement of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
August 5, 2011

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated August 5, 2011, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1, 2, and 5 of Part II of Ford Motor Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	Incorporated herein by reference to Ford Motor Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report *

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report *

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report *

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report *

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report *

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report *

_______

* Submitted electronically with this Report.