Form 10-Q
period 2011-09-30
FORD MOTOR CREDIT CO LLC
filed 2011-11-04
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

All of the limited liability company interests in the registrant ("Shares") are held by an affiliate of the registrant.  None of the Shares are publicly traded.
 REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

EXHIBIT INDEX APPEARS AT PAGE 54

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2011 and 2010
(in millions)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Financing revenue
Operating leases	$591	$741	$1,861	$2,593
Retail	513	561	1,563	1,778
Interest supplements and other support costs earned from affiliated companies	692	789	2,129	2,514
Wholesale	245	220	710	661
Other	12	15	40	47
Total financing revenue	2,053	2,326	6,303	7,593
Depreciation on vehicles subject to operating leases	(464)	(404)	(1,236)	(1,520)
Interest expense	(888)	(1,025)	(2,676)	(3,238)
Net financing margin	701	897	2,391	2,835
Other revenue
Insurance premiums earned, net	31	25	77	75
Other income, net (Note 12)	122	75	206	210
Total financing margin and other revenue	854	997	2,674	3,120
Expenses
Operating expenses	264	271	806	851
Provision for credit losses (Note 4)	(20)	(53)	(109)	(255)
Insurance expenses	29	13	79	42
Total expenses	273	231	776	638
Income/(loss) before income taxes	581	766	1,898	2,482
Provision for income taxes (Note 1)	231	269	714	901
Net income/(loss)	$350	$497	$1,184	$1,581

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$8,153	$8,347
Marketable securities	4,246	6,759
Finance receivables, net (Note 2)	69,716	71,302
Net investment in operating leases (Note 3)	10,404	9,956
Notes and accounts receivable from affiliated companies	1,090	1,095
Derivative financial instruments (Note 11)	1,723	1,246
Other assets (Note 7)	2,151	2,991
Total assets	$97,483	$101,696

LIABILITIES AND SHAREHOLDER'S INTEREST
Liabilities
Accounts payable
Customer deposits, dealer reserves and other	$990	$1,272
Affiliated companies	894	884
Total accounts payable	1,884	2,156
Debt (Note 8)	80,613	82,879
Deferred income taxes	1,586	1,494
Derivative financial instruments (Note 11)	305	534
Other liabilities and deferred income (Note 7)	4,371	4,311
Total liabilities	88,759	91,374

Shareholder's interest
Shareholder's interest	5,274	5,274
Accumulated other comprehensive income/(loss)	739	821
Retained earnings (Note 9)	2,711	4,227
Total shareholder's interest	8,724	10,322
Total liabilities and shareholder's interest	$97,483	$101,696

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs:

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,411	$4,031
Finance receivables, net	48,252	50,001
Net investment in operating leases	4,712	6,121
Derivative financial instruments	169	26

LIABILITIES
Debt	$38,979	$40,247
Derivative financial instruments	94	222

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2011 and 2010
(in millions)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Net income/(loss)	$350	$497	$1,184	$1,581
Other comprehensive income/(loss):
Foreign currency translation (net of tax of $0) (a)	(514)	413	(82)	(253)
Comprehensive income/(loss)	$(164)	$910	$1,102	$1,328

(a)
We recorded a $100 million and a $125 million out-of-period adjustment during the third quarter and the first nine months of 2010, respectively, which decreased Accumulated other comprehensive income (foreign currency translation) and increased Shareholder's interest. This adjustment did not impact our Total shareholder's interest on our balance sheet. The impact on previously issued annual and interim financial statements was not material.

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2011 and 2010
(in millions)

	First Nine Months
	2011	2010
Cash flows from operating activities
Net income/(loss)	$1,184	$1,581
Adjustments to reconcile net income/(loss) to net cash provided by operations
Provision for credit losses	(109)	(255)
Depreciation and amortization	1,601	1,813
Amortization of upfront interest supplements	(1,303)	(1,347)
Net change in deferred income taxes	219	(23)
Net change in other assets	948	1,608
Net change in other liabilities	959	431
All other operating activities	(289)	(267)
Net cash provided by/(used in) operating activities	3,210	3,541
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(19,394)	(17,195)
Collections of finance receivables (other than wholesale)	20,771	21,984
Purchases of operating lease vehicles	(5,873)	(3,790)
Liquidations of operating lease vehicles	4,143	6,493
Net change in wholesale receivables	(62)	747
Net change in notes receivable from affiliated companies	(142)	(29)
Purchases of marketable securities	(22,104)	(38,026)
Proceeds from sales and maturities of marketable securities	24,610	33,415
Settlements of derivatives	(90)	42
All other investing activities	149	23
Net cash provided by/(used in) investing activities	2,008	3,664
Cash flows from financing activities
Proceeds from issuances of long-term debt	23,028	23,399
Principal payments on long-term debt	(27,584)	(30,115)
Change in short-term debt, net	1,836	(814)
Cash distributions to parent	(2,700)	(1,500)
All other financing activities	(49)	(165)
Net cash provided by/(used in) financing activities	(5,469)	(9,195)
Effect of exchange rate changes on cash and cash equivalents	57	(129)

Net increase/(decrease) in cash and cash equivalents	(194)	(2,119)

Cash and cash equivalents, beginning of period	$8,347	$10,882
Net increase/(decrease) in cash and cash equivalents	(194)	(2,119)
Cash and cash equivalents, end of period	$8,153	$8,763

The accompanying notes are an integral part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as "Ford Credit", "we", "our" or "us"). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010. We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford").

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Provision for Income Taxes

The provision for income taxes is computed by applying our estimated annual effective tax rate to year-to-date income before taxes.

Accounting Standards Issued But Not Yet Adopted

Insurance. In October 2010, the Financial Accounting Standards Board ("FASB") issued a new standard addressing the deferral of acquisition costs within the insurance industry. The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

Transfers and Servicing - Repurchase Agreements. In April 2011, the FASB issued a new standard for agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

Fair Value Measurement. In May 2011, the FASB issued a new standard that provides a consistent definition of fair value measurement and closely aligns disclosure requirements between GAAP and International Financial Reporting Standards. The new standard will require us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition or results of operations.

Comprehensive Income - Presentation. In June 2011, the FASB issued a new standard that modifies the options for presentation of other comprehensive income. The new standard will require us to present comprehensive income either on a single continuous statement or two separate but consecutive statements. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition or results of operations.

Intangibles - Goodwill and Other. In September 2011, the FASB issued a new standard that provides the option to evaluate prescribed qualitative factors to determine whether a calculated goodwill impairment test is necessary. The standard is effective for us as of January 1, 2012. We do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES

We segment our North America and International portfolio of finance receivables into "consumer" and "non-consumer" receivables. The receivables are secured by the vehicles, inventory, or other property being financed.

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

Notes and accounts receivable from affiliated companies are presented separately on the balance sheet. These receivables are based on intercompany relationships and the balances are settled regularly. We do not assess these receivables for potential credit losses, nor are they subjected to aging analysis, credit quality reviews, or other formal assessments. As a result, Notes and accounts receivable from affiliated companies are not subject to the following disclosures contained herein.

Adoption of New Accounting Standard
Troubled Debt Restructurings. On July 1, 2011, we adopted the new accounting standard related to a creditor's determination of whether a restructuring is a troubled debt restructuring ("TDR"). The new standard provides additional guidance as to whether a restructuring meets the criteria to be considered a TDR.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	September 30, 2011			December 31, 2010
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,179	$8,567	$46,746	$39,129	$9,124	$48,253
Less: Unearned interest supplements (a)	(1,482)	(248)	(1,730)	(1,580)	(285)	(1,865)
Retail	36,697	8,319	45,016	37,549	8,839	46,388
Direct financing leases, gross	4	1,098	1,102	17	1,449	1,466
Less: Unearned interest supplements (a)	—	(19)	(19)	—	(16)	(16)
Direct financing leases	4	1,079	1,083	17	1,433	1,450
Consumer finance receivables (b)	$36,701	$9,398	$46,099	$37,566	$10,272	$47,838

Non-Consumer
Wholesale	$13,539	$8,350	$21,889	$13,273	$8,663	$21,936
Dealer loans	1,025	65	1,090	1,117	57	1,174
Other (c)	766	419	1,185	738	383	1,121
Non-Consumer finance receivables (b)(d)	15,330	8,834	24,164	15,128	9,103	24,231
Total recorded investment	$52,031	$18,232	$70,263	$52,694	$19,375	$72,069

Recorded investment in finance receivables	$52,031	$18,232	$70,263	$52,694	$19,375	$72,069
Less: Allowance for credit losses (e)	(440)	(107)	(547)	(625)	(142)	(767)
Finance receivables, net (f)	$51,591	$18,125	$69,716	$52,069	$19,233	$71,302

Net finance receivables subject to fair value (g)			$68,624			$69,830
Fair value			70,257			71,547

(a)	Ford-sponsored special-rate financing attributable to retail contracts and direct financing leases.

(b)
At September 30, 2011 and December 31, 2010, includes North America consumer receivables of $28.2 billion and $28.7 billion and non-consumer receivables of $12.2 billion and $12.8 billion, respectively, and International consumer receivables of $6.5 billion and $7.1 billion and non-consumer receivables of $6.0 billion and $5.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements, of which $25 million is reported as inventory by Ford at September 30, 2011. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. See Note 5 for additional information.

(c)
At September 30, 2011 and December 31, 2010, includes $583 million and $549 million, respectively, of other receivables purchased from certain divisions and affiliates of Ford in the U.S. where control is retained by the seller.

(d)
At September 30, 2011 and December 31, 2010, includes $58 million and $45 million, respectively, of North America wholesale receivables and $16 million and $24 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At September 30, 2011 and December 31, 2010, includes $369 million and $418 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(e)
At September 30, 2011 and December 31, 2010, includes $507 million and $701 million, respectively, of allowance for credit losses attributable to consumer receivables and $40 million and $66 million, respectively, attributable to non-consumer receivables. See Note 4 for additional information related to our allowance for credit losses.

(f)	At September 30, 2011 and December 31, 2010, excludes $162 million and $176 million, respectively, of accrued uncollected interest receivables, which we report in Other assets on our balance sheet.

(g)
At September 30, 2011 and December 31, 2010, excludes $1.1 billion and $1.5 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of our finance receivables balances at September 30, 2011 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$651	$67	$25	$73	$816	$35,881	$36,697
Direct financing leases	0	0	0	0	0	4	4
Non-Consumer
Wholesale	—	1	—	2	3	13,536	13,539
Dealer loans	—	0	1	8	9	1,016	1,025
Other	—	—	—	—	—	766	766
Sub-total	651	68	26	83	828	51,203	52,031

International
Consumer
Retail	$55	$27	$14	$44	$140	$8,179	$8,319
Direct financing leases	7	3	2	4	16	1,063	1,079
Non-Consumer
Wholesale	1	0	0	16	17	8,333	8,350
Dealer loans	—	—	—	1	1	64	65
Other	—	—	—	—	—	419	419
Sub-total	63	30	16	65	174	18,058	18,232
Total recorded investment	$714	$98	$42	$148	$1,002	$69,261	$70,263

Credit Quality

Consumer. When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the receivables using several factors such as credit bureau information, consumer credit risk scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors such as employment history, financial stability and capacity to pay.

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

Credit quality ratings for our consumer receivables are categorized as follows:

•	Pass – receivables that are current to 60 days past due

•	Special Mention – receivables 61 to 120 days past due and in intensified collection status

•	Substandard – receivables greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of the collateral

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our consumer receivables portfolio was as follows (in millions):

	September 30, 2011		December 31, 2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,532	$4	$37,348	$17
Special Mention	92	0	119	0
Substandard	73	0	82	0
Sub-total	36,697	4	37,549	17

International
Pass	8,234	1,070	8,762	1,423
Special Mention	41	5	58	7
Substandard	44	4	19	3
Sub-total	8,319	1,079	8,839	1,433
Total recorded investment	$45,016	$1,083	$46,388	$1,450

Non-Consumer. For all classes of non-consumer receivables, we extend commercial credit to dealers primarily in the form of approved lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Each commercial lending request is evaluated taking into consideration the borrower's financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations. We also consider numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors. A dealer's risk rating does not reflect any guarantees or a dealer owner's net worth.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our wholesale and dealer loan receivables was as follows (in millions):

	September 30, 2011		December 31, 2010
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$11,034	$795	$10,540	$785
Group II	2,166	138	2,372	208
Group III	335	85	353	107
Group IV	4	7	8	17
Sub-total	13,539	1,025	13,273	1,117

International
Group I	5,182	43	5,270	29
Group II	1,949	10	1,939	15
Group III	1,212	11	1,454	12
Group IV	7	1	0	1
Sub-total	8,350	65	8,663	57
Total recorded investment	$21,889	$1,090	$21,936	$1,174

Other non-consumer receivables consist primarily of purchased receivables from Ford that are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford.

Non-Accrual Status

The accrual of revenue is discontinued at the earlier of the time a receivable is determined to be uncollectible, bankruptcy status notification, or 120 days past due. Finance receivable accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

The recorded investment of consumer receivables in non-accrual status was $433 million or 0.9% of our consumer receivables as of September 30, 2011 and $486 million or 1% of our consumer receivables as of December 31, 2010.

The recorded investment of non-consumer receivables in non-accrual status was $65 million, or 0.3% of our non-consumer receivables, as of September 30, 2011 and $101 million, or 0.4% of our non-consumer receivables, as of December 31, 2010.

Finance receivables greater than 90 days past due and still accruing interest at September 30, 2011 and December 31, 2010 reflect $18 million and $7 million, respectively, of non-bankrupt retail accounts in the 91 – 120 days past-due category that are in the process of collection and $2 million and $1 million, respectively, of dealer loans.

Impaired Receivables

Consumer. Finance receivables are evaluated both collectively and specifically for impairment. Impaired consumer receivables represent accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code and are considered to be TDRs, as well as all accounts greater than 120 days past due. The recorded investment of consumer receivables that were impaired as of September 30, 2011 and December 31, 2010 was $352 million, or 0.8% of consumer receivables and $104 million, or 0.2% of consumer receivables, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Non-Consumer. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer loans that have been modified in TDRs. The following factors (not necessarily in order of importance or probability of occurrence) are considered in determining whether a non-consumer receivable is impaired:

•	Delinquency in contractual payments of principal or interest

•	Deterioration of the borrower's competitive position

•	Cash flow difficulties experienced by the borrower

•	Breach of loan covenants or conditions

•	Initiation of dealer bankruptcy or other insolvency proceedings

•	Fraud or criminal conviction

The recorded investment of non-consumer receivables that were impaired as of September 30, 2011 and December 31, 2010 was $68 million, or 0.3% of non-consumer receivables and $101 million, or 0.4% of non-consumer receivables, respectively.

See Note 4 for additional information related to the development of our allowance for credit losses.

Troubled Debt Restructurings

We have applied the requirements of the new accounting standard related to TDRs to restructurings occurring on or after January 1, 2011. Evaluation under the new guidance resulted in consumer finance receivables that are now considered TDRs.

A restructuring of debt constitutes a TDR if we grant a concession to a borrower for economic or legal reasons related to the debtor's financial difficulties that we would not otherwise consider.

Consumer. While payment extensions are granted on consumer receivables in the normal course of the collection process, no concessions are made on the principal balance loaned or the interest rate charged. Payment extensions typically result in a short-term deferral of the borrower's normal monthly payment and do not constitute TDRs.

Consumer receivable contracts may be modified to lower the customer's payment by extending the term of the contract or lowering the interest rate as a remedy to avoid or cure delinquency. We do not grant concessions on the principal balance for re-written contracts. Contracts that have a modified interest rate that is below the market rate are considered to be TDRs.

Consumer receivables modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code are considered to be TDRs. We do not record changes to the recorded investment per the original contract for these TDRs until all payments and requirements of the reorganization plan are met.

The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $297 million, or 0.6% of our consumer receivables as of September 30, 2011. A subsequent default occurs when contracts that were previously modified in TDRs within the last twelve months subsequently and had past due payments that resulted in repossession or charge-off. The subsequent default rate for consumer contracts was 2.8% of TDRs. We had no consumer receivables considered to be TDRs as of December 31, 2010.

Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell. The allowance for credit losses related to consumer TDRs was $13 million as of September 30, 2011.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Non-Consumer. Within our non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral constitute TDRs. We do not grant concessions on the principal balance of dealer loans. The outstanding recorded investment of dealer loans involved in TDRs is $13 million, or 0.05% of our non-consumer receivables as of September 30, 2011 and December 31, 2010. A subsequent default occurs when receivables that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in foreclosure or charge-off. The subsequent default rate for non-consumer contracts for the periods ending September 30, 2011 and December 31, 2010 was 33% and 17%, respectively.

Dealer loans involved in TDRs are assessed for impairment and included in our allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of the collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford and other affiliates. The unamortized balance of unearned interest supplements and residual support payments on operating leases are included in Other liabilities and deferred income on the balance sheet. See Note 7 for further information.

Net investment in operating leases were as follows (in millions):

	September 30, 2011	December 31, 2010
Vehicles, at cost, including initial direct costs	$12,946	$14,046
Less: Accumulated depreciation	(2,491)	(4,003)
Net investment in operating leases before allowance for credit losses (a)	10,455	10,043
Less: Allowance for credit losses	(51)	(87)
Net investment in operating leases	$10,404	$9,956

(a)
At September 30, 2011 and December 31, 2010, includes net investment in operating leases of $4.7 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. See Note 5 for additional information.

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents our estimate of the probable loss on the collection of finance receivables and operating leases as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are regularly evaluated. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.

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

Collective Allowance for Credit Losses. The consumer receivables portfolio allowance is evaluated primarily using a collective loss-to-receivables ("LTR") model that based on historical experience indicates credit losses have been incurred in the portfolio even though the particular receivables that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period receivables excluding unearned interest supplements and allowance for credit losses. A weighted-average LTR is calculated for each class of consumer receivables and multiplied by the end-of-period receivable balances for that given class.

The loss emergence period ("LEP") is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged-off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced later, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

For consumer receivables greater than 120 days past due, the uncollectible portion of the receivable is charged-off, such that the remaining recorded investment in the loan is equal to the estimated fair value of the collateral less costs to sell.

Specific Allowance for Impaired Receivables. Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell.

After the establishment of the collective and the specific allowance for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

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

Specific Allowance for Impaired Receivables. The wholesale and dealer loan portfolio is evaluated by grouping individual loans into risk pools determined by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor). The risk pools are analyzed to determine if individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

Allowance for Credit Losses

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the periods ended September 30, 2011 (in millions):

	Third Quarter 2011
	Finance Receivables			Net Investment in
	Consumer	Non-Consumer	Total	Operating Leases	Total Allowance
Allowance for credit losses
Beginning balance	$563	$46	$609	$64	$673
Charge-offs	(96)	(2)	(98)	(20)	(118)
Recoveries	51	2	53	20	73
Provision for credit losses	(3)	(4)	(7)	(13)	(20)
Other (a)	(8)	(2)	(10)	0	(10)
Ending balance	$507	$40	$547	$51	$598

	First Nine Months 2011
	Finance Receivables			Net Investment in
	Consumer	Non-Consumer	Total	Operating Leases	Total Allowance
Allowance for credit losses
Beginning balance	$701	$66	$767	$87	$854
Charge-offs	(300)	(8)	(308)	(75)	(383)
Recoveries	160	4	164	70	234
Provision for credit losses	(55)	(22)	(77)	(32)	(109)
Other (a)	1	0	1	1	2
Ending balance	$507	$40	$547	$51	$598

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$494	$31	$525	$51	$576
Specific impairment allowance	13	9	22	—	22
Ending balance	$507	$40	$547	$51	$598

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$45,747	$24,096	$69,843	$10,455
Specifically evaluated for impairment	352	68	420	—
Recorded investment (b)	$46,099	$24,164	$70,263	$10,455

Ending balance, net of allowance for credit losses	$45,592	$24,124	$69,716	$10,404

(a)	Represents principally amounts related to translation adjustments.

(b)	Finance receivables and net investment in operating leases before allowance for credit losses.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. TRANSFERS OF RECEIVABLES

We securitize finance receivables and net investments in operating leases through a variety of programs utilizing amortizing, variable funding and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to many different investors in both public and private transactions in capital markets worldwide.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and liabilities related to our securitization transactions that were included in our financial statements (in billions):

	September 30, 2011
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.6	$32.4	$0.3	$32.1	$26.6
Wholesale	0.4	16.2	0.0	16.2	9.6
Finance receivables	3.0	48.6	0.3	48.3	36.2
Net investment in operating leases	0.4	4.7	0.0	4.7	2.8
Total	$3.4	$53.3	$0.3	$53.0	$39.0

Non-VIE
Retail (c)	$0.2	$2.3	$0.0	$2.3	$2.0
Wholesale	0.0	2.0	0.0	2.0	1.6
Finance receivables	0.2	4.3	0.0	4.3	3.6
Net investment in operating leases	—	—	—	—	—
Total	$0.2	$4.3	$0.0	$4.3	$3.6

Total securitization transactions
Retail (c)	$2.8	$34.7	$0.3	$34.4	$28.6
Wholesale	0.4	18.2	0.0	18.2	11.2
Finance receivables	3.2	52.9	0.3	52.6	39.8
Net investment in operating leases	0.4	4.7	0.0	4.7	2.8
Total	$3.6	$57.6	$0.3	$57.3	$42.6

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2010
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.8	$33.8	$0.4	$33.4	$27.1
Wholesale	0.4	16.6	0.0	16.6	10.1
Finance receivables	3.2	50.4	0.4	50.0	37.2
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.0	$56.6	$0.5	$56.1	$40.2

Non-VIE
Retail (c)	$0.1	$2.0	$0.0	$2.0	$1.7
Wholesale	0.1	2.1	0.0	2.1	1.7
Finance receivables	0.2	4.1	0.0	4.1	3.4
Net investment in operating leases	—	—	—	—	—
Total	$0.2	$4.1	$0.0	$4.1	$3.4

Total securitization transactions
Retail (c)	$2.9	$35.8	$0.4	$35.4	$28.8
Wholesale	0.5	18.7	0.0	18.7	11.8
Finance receivables	3.4	54.5	0.4	54.1	40.6
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.2	$60.7	$0.5	$60.2	$43.6

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

The financial performance related to our securitization transactions for the periods ended September 30 were as follows (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
VIE
Derivative expense/(income)	$(46)	$90	$(13)	$237
Interest expense	248	297	763	971
Total VIE	$202	$387	$750	$1,208

Non-VIE
Derivative expense/(income)	$4	$5	$18	$13
Interest expense	35	49	108	183
Total Non-VIE	$39	$54	$126	$196

Total securitization transactions
Derivative expense/(income)	$(42)	$95	$5	$250
Interest expense	283	346	871	1,154
Total	$241	$441	$876	$1,404

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

	September 30, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE - securitization entities	$169	$94	$26	$222
Ford Credit related to VIE	81	60	134	37
Other Ford Credit securitization related	12	24	14	23
Total securitization transactions	$262	$178	$174	$282

See Notes 10 and 11 for information regarding our derivatives.

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

If we determine that we have operating power and the obligation to absorb losses or right to receive benefits, we consolidate the VIE as the primary beneficiary. We have operating power when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were zero at September 30, 2011 and December 31, 2010, and ranged from zero to $490 million during the first nine months of 2011. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

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

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 10 and 11 for information on our derivative transactions.

VIEs of which we are not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by our joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with our joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with our joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $77 million and $71 million at September 30, 2011 and December 31, 2010, respectively.

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

Other assets were as follows (in millions):

	September 30, 2011	December 31, 2010
Accrued interest and other non-finance receivables	$660	$950
Collateral held for resale, at net realizable value	232	346
Investment in used vehicles held for resale at net realizable value	95	298
Restricted cash (a)	115	271
Deferred charges	289	287
Deferred charges – income taxes	167	273
Prepaid reinsurance premiums and other reinsurance receivables	253	227
Investment in non-consolidated affiliates	145	130
Property and equipment, net of accumulated depreciation of $378 and $369 at September 30, 2011 and December 31, 2010, respectively	134	146
Other	61	63
Total other assets	$2,151	$2,991

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements. At December 31, 2010 restricted cash also included cash collateral required to be held against loans with the European Investment Bank. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

Other liabilities and deferred income were as follows (in millions):

	September 30, 2011	December 31, 2010
Interest payable	$893	$991
Deferred interest supplements and residual support payments on net investment in operating leases	914	863
Income taxes payable to Ford and affiliated companies (a)	1,315	1,348
Unrecognized tax benefits	519	533
Unearned insurance premiums	270	251
Other	460	325
Total other liabilities and deferred income	$4,371	$4,311

(a)	During the first quarter of 2011, we paid $401 million to Ford in accordance with our intercompany tax sharing agreement.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 8. DEBT (Continued)

Debt

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates (a)
	Average		Average		Weighted-		Debt
	Contractual (b)		Effective (c)		Average (d)		September 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Short-term debt
Asset-backed commercial paper (e)	0.3%	0.5%					$6,460	$6,634
Ford Interest Advantage (f)	1.3%	1.8%					4,930	4,525
Other asset-backed short-term debt (e)	2.3%	2.6%					2,532	1,112
Other short-term debt (g)	6.4%	4.9%					1,170	1,000
Total short-term debt	1.5%	1.4%	1.5%	1.4%	1.8%	1.9%	15,092	13,271
Long-term debt
Senior indebtedness
Notes payable within one year (g)							9,298	9,129
Notes payable after one year (g)							22,204	24,771
Asset-backed debt (e)
Notes payable within one year							13,713	16,673
Notes payable after one year							19,817	19,132
Unamortized discount							(199)	(399)
Fair value adjustments (h)							688	302
Total long-term debt (i)	4.7%	4.6%	5.1%	5.0%	4.5%	4.7%	65,521	69,608
Total debt	4.1%	4.1%	4.5%	4.4%	4.0%	4.2%	$80,613	$82,879

Fair value of debt (j)							$82,533	$86,256

(a)	Interest rates are presented for the third quarter of 2011 and the fourth quarter of 2010.

(b)	Average contractual rates reflect the stated contractual interest rate excluding amortization of discounts, premiums and issuance fees.

(c)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums and issuance fees.

(d)	Weighted-average rates reflect the average effective interest rate plus the impact of derivatives and facility fees.

(e)
Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements. See Note 5 for information regarding securitization transactions.

(f)	The Ford Interest Advantage program consists of our floating rate demand notes.

(g)	Includes debt with affiliated companies as indicated in the table below.

(h)	Fair value adjustments related to designated fair value hedges of unsecured debt.

(i)	Reflect the rates for both notes payable within one year and notes payable after one year.

(j)
Reflects interest accrued but not yet paid of $973 million and $1.0 billion at September 30, 2011 and December 31, 2010, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - Affiliated companies for debt with affiliated companies. See Note 10 for fair value methodology.

	September 30, 2011	December 31, 2010
Debt with affiliated companies
Other short-term debt	$37	$385
Notes payable within one year	485	160
Notes payable after one year	95	116
Total debt with affiliated companies (a)	$617	$661

(a)	Includes primarily cash from Blue Oval Holdings to collateralize guarantees from FCE Bank plc ("FCE") for Ford in Romania. See Note 15 for further information.

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

In the third quarter and first nine months of 2011, through private market transactions, we repurchased and called an aggregate principal amount of $804 million (including $1 million maturing in 2011) and $2.3 billion, respectively, of our unsecured debt. There were no repurchase or call transactions for asset-backed debt during 2011. As a result, we recorded a pre-tax loss of $31 million and a pre-tax loss of $65 million, net of unamortized premiums, discounts and fees, in Other income, net in the third quarter and the first nine months of 2011, respectively.

In the third quarter and first nine months of 2010, through private market transactions, we repurchased and called an aggregate principal amount of $1.0 billion and $3.4 billion, respectively, of our unsecured debt and asset-backed debt. As a result, we recorded a pre-tax loss of $26 million and a pre-tax loss of $86 million, net of unamortized premiums, discounts and fees, in Other income, net in the third quarter and the first nine months of 2010, respectively.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. Maturities are as follows (in millions):

	2011 (a)	2012 (b)	2013	2014	2015	There-after (c)	Total
Unsecured debt	$8,372	$7,129	$5,130	$3,549	$5,703	$7,719	$37,602
Asset-backed debt	8,120	18,699	7,006	4,032	2,104	2,561	42,522
Unamortized (discount)/premium (d)	4	(30)	(17)	(114)	(7)	(35)	(199)
Fair value adjustments (d)	3	33	78	46	113	415	688
Total debt	$16,499	$25,831	$12,197	$7,513	$7,913	$10,660	$80,613

(a)	Includes $10,337 million for short-term and $6,162 million for long-term debt.

(b)	Includes $4,755 million for short-term and $21,076 million for long-term debt.

(c)	Includes $10,272 million of unsecured debt maturing between 2016 and 2021 with the remaining balance maturing after 2031.

(d)	Presented based on maturity date of related debt.

NOTE 9.  RETAINED EARNINGS

The following table summarizes earnings retained for use in the business for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Retained earnings, beginning balance	$3,161	$5,363	$4,227	$4,779
Net income/(loss)	350	497	1,184	1,581
Distributions	(800)	(1,000)	(2,700)	(1,500)
Retained earnings, ending balance	$2,711	$4,860	$2,711	$4,860

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

Fair Value Measurements

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.

•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

•	Level 3 – inputs include data not observable in the market and reflect management judgment about the assumptions market participants would use in pricing the asset or liability.

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

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments based on an income approach using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty considering the master netting agreements. We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

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

We have two securitization transactions with derivative features related to Ford Upgrade Exchange Linked ("FUEL") notes. These features include a mandatory exchange to our unsecured notes when our senior unsecured debt receives two investment grade credit ratings among Fitch, Moody's and S&P and a make-whole provision. We estimated the fair value of these features by comparing the market value of the FUEL notes to the value of a hypothetical debt instrument without these features.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following summarizes the fair values by input hierarchy of items measured at fair value on a recurring basis on our balance sheet (in millions):

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$5	$—	$—	$5	$9	$—	$—	$9
U.S. government-sponsored enterprises	—	190	—	190	—	150	—	150
Foreign government agencies (a)	—	701	—	701	—	100	—	100
Corporate debt	—	1	—	1	—	200	—	200
Mortgage-backed and other asset-backed	—	—	—	—	—	—	—	—
Government — non U.S.	—	386	—	386	—	323	—	323
Total cash equivalents — financial instruments (b)	5	1,278	—	1,283	9	773	—	782
Marketable securities
U.S. government	905	—	—	905	1,671	—	—	1,671
U.S. government-sponsored enterprises	—	1,039	—	1,039	—	2,905	—	2,905
Foreign government agencies (a)	—	778	—	778	—	821	1	822
Corporate debt	—	1,198	—	1,198	—	732	—	732
Mortgage-backed and other asset-backed	—	152	—	152	—	177	—	177
Government — non U.S.	—	157	—	157	—	364	—	364
Other liquid investments (c)	—	17	—	17	—	88	—	88
Total marketable securities	905	3,341	—	4,246	1,671	5,087	1	6,759
Derivative financial instruments
Interest rate contracts	—	889	534	1,423	—	1,031	157	1,188
Foreign exchange forward contracts	—	134	—	134	—	33	—	33
Cross-currency interest rate swap contracts	—	—	8	8	—	25	—	25
Other (d)	—	—	158	158	—	—	—	—
Total derivative financial instruments	—	1,023	700	1,723	—	1,089	157	1,246
Total assets at fair value	$910	$5,642	$700	$7,252	$1,680	$6,949	$158	$8,787

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$85	$168	$253	$—	$134	$195	$329
Foreign exchange forward contracts	—	45	—	45	—	16	—	16
Cross-currency interest rate swap contracts	—	—	7	7	—	118	71	189
Total derivative financial instruments	—	130	175	305	—	268	266	534
Total liabilities at fair value	$—	$130	$175	$305	$—	$268	$266	$534

(a)	Includes notes issued by foreign government agencies that include implicit and explicit guarantees as well as notes issued by supranational institutions.

(b)
Excludes $4.5 billion and $5.6 billion of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value at September 30, 2011 and December 31, 2010, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.4 billion and $1.9 billion at September 30, 2011 and December 31, 2010, respectively.

(c)	Includes certificates of deposits and time deposits.

(d)	Represents derivative features included in the FUEL notes.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Financial Instrument Balances

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis on our balance sheet for the periods ended September 30 (in millions):

	Third Quarter
	2011				2010
	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Beginning balance	$5	$80	$—	$85	$—	$(118)	$4	$(114)
Realized/unrealized gains/(losses)
Other income, net	0	397	—	397	0	(53)	—	(53)
Other comprehensive income/(loss) (b)	—	2	—	2	—	(8)	0	(8)
Interest income/(expense) (c)	—	40	—	40	—	—	—	—
Total realized/unrealized gains/(losses)	0	439	—	439	0	(61)	0	(61)
Purchases, issues, sales and settlements
Purchases	—	—	—	—	7	—	—	7
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	6	—	6	—	44	(4)	40
Total purchases, issues, sales and settlements	—	6	—	6	7	44	(4)	47
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3 (d)	(5)	—	—	(5)	—	—	—	—
Ending balance	$—	$525	$—	$525	$7	$(135)	$—	$(128)

Unrealized gains/(losses) on instruments still held	$0	$436	$—	$436	$—	$(18)	$—	$(18)

(a)	See Note 11 for detail on financial statement presentation by hedge designation.

(b)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(c)	Recorded in Interest expense.

(d)
Represents transfers out of $5 million during the third quarter of 2011 due to the availability of observable data as a result of increased market activity for these securities. Transfers in and transfers out represent the value at the end of the reporting period.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. FAIR VALUE MEASUREMENTS (Continued)

The following summarizes the changes in Level 3 financial instruments measured at fair value on a recurring basis on our balance sheet for the periods ended September 30 (in millions):

	First Nine Months
	2011				2010
	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Beginning balance	$1	$(109)	$—	$(108)	$4	$(168)	$26	$(138)
Realized/unrealized gains/(losses)
Other income, net	0	385	—	385	(4)	(93)	(3)	(100)
Other comprehensive income/(loss) (b)	—	(1)	—	(1)	—	(3)	2	(1)
Interest income/(expense) (c)	—	65	—	65	—	—	—	—
Total realized/unrealized gains/(losses)	0	449	—	449	(4)	(96)	(1)	(101)
Purchases, issues, sales and settlements
Purchases	5	—	—	5	7	—	—	7
Issues (d)	—	73	—	73	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	112	—	112	—	129	(25)	104
Total purchases, issues, sales and settlements	5	185	—	190	7	129	(25)	111
Transfers into level 3	—	—	—	—	—	—	—	—
Transfers out of level 3 (e)	(6)	—	—	(6)	—	—	—	—
Ending balance	$—	$525	$—	$525	$7	$(135)	$—	$(128)

Unrealized gains/(losses) on instruments still held	$0	$475	$—	$475	$0	$32	$0	$32

(a)	See Note 11 for detail on financial statement presentation by hedge designation.

(b)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(c)	Recorded in Interest expense.

(d)	Reflects derivative features included in the FUEL notes.

(e)
Represents transfers out of $6 million during the first nine months of 2011 due to the availability of observable data as a result of increased market activity for these securities. Transfers in and transfers out represent the value at the end of the reporting period.

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the quarter and year ended September 30, 2011 and December 31, 2010, respectively, that were still held on our balance sheet at those dates (in millions):

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
North America
Retail receivables	$—	$—	$73	$73	$—	$—	$82	$82
Dealer loans, net	—	—	11	11	—	—	22	22
Total North America	$—	$—	$84	$84	$—	$—	$104	$104

International
Retail receivables	$—	$—	$44	$44	$—	$—	$45	$45

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

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our consolidated statement of operations for the periods ended September 30, 2011 and 2010, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Third Quarter		First Nine Months
	2011	2010	2011	2010
North America
Retail receivables (a)	$(8)	$(6)	$(19)	$(19)
Dealer loans, net (a)	0	(1)	0	(1)
Total North America	$(8)	$(7)	$(19)	$(20)

International
Retail receivables (a)	$(3)	$(8)	$(11)	$(25)

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

•	Interest rate contracts including swaps, caps and floors that are used to manage the effects of interest rate fluctuations;

•	Foreign exchange forward contracts that are used to manage foreign exchange exposure; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign denominated debt.

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We review our hedging program, derivative positions, and overall risk management strategy on a regular basis.

We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated are documented and the relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Cash flows and profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net. Hedge ineffectiveness, recorded to Other income, net, is the difference between the change in fair value of the derivative and the change in the fair value of the hedged debt that is attributable to the changes in the benchmark interest rate. For our fair value hedges, net interest settlements and accruals are excluded from the assessment of hedge effectiveness. We report net interest settlements and accruals in Interest expense. We report foreign currency revaluation on accrued interest in Other income, net. The cash flows associated with fair value hedges are reported in Cash flows from operating activities in our consolidated statement of cash flows.

When a derivative is de-designated from a fair value hedge relationship, or when the derivative in a fair value hedge relationship is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

Derivatives Not Designated as Hedging Instruments. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. Regardless of hedge accounting treatment, we only enter into transactions that we believe will be highly effective at offsetting the underlying economic risk. We report changes in the fair value of derivatives not designated as hedging instruments through Other income, net. Cash flows associated with non-designated or de-designated derivatives are reported in Cash flows from investing activities in our consolidated statement of cash flows.

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$45	$60	$178	$165
Ineffectiveness (a)	(6)	3	(22)	3
Total	$39	$63	$156	$168
Derivatives not designated as hedging instruments
Interest rate contracts	$(6)	$16	$(12)	$28
Foreign exchange forward contracts (b)	46	78	45	75
Cross-currency interest rate swap contracts (b)	33	(80)	2	8
Other (c)	83	0	85	0
Total	$156	$14	$120	$111

(a)
For the third quarter of 2011 and 2010, hedge ineffectiveness reflects change in fair value on derivatives of $372 million gain and $83 million gain, respectively, and change in fair value on hedged debt of $378 million loss and $80 million loss, respectively. For the first nine months of 2011 and 2010, hedge ineffectiveness reflects a $418 million gain and a $238 million gain on derivatives, respectively, and a $440 million loss and $235 million loss on hedged debt, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following tables summarize the notional amounts and estimated fair value of our derivative financial instruments (in millions):

	September 30, 2011			December 31, 2010
	Notional	Fair Value Assets	Fair Value Liabilities	Notional	Fair Value Assets	Fair Value Liabilities
Fair value hedges
Interest rate contracts	$7,084	$501	$—	$8,826	$503	$7

Derivatives not designated as hedging instruments
Interest rate contracts	$61,425	$922	$253	$52,698	$685	$322
Foreign exchange forward contracts (a)	5,552	134	45	3,309	33	16
Cross-currency interest rate swap contracts	1,025	8	7	1,472	25	189
Other (b)	2,500	158	—	—	—	—
Total derivatives not designated as hedging instruments	70,502	1,222	305	57,479	743	527
Total derivative financial instruments	$77,586	$1,723	$305	$66,305	$1,246	$534

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	Represents derivative features included in the FUEL notes (see Note 10).

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

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. The aggregate fair value of derivative instruments in asset positions at September 30, 2011 was $1.7 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) decreased our derivative assets by $55 million and $9 million at September 30, 2011 and December 31, 2010, respectively, and decreased our derivative liabilities by $5 million and $4 million at September 30, 2011 and December 31, 2010, respectively. See Note 10 for additional information regarding fair value measurements.

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

The following table summarizes amounts included in Other income, net for periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Gains/(Losses) on extinguishment of debt	$(31)	$(26)	$(65)	$(86)
Gains/(Losses) on derivatives (a)	150	19	99	106
Currency revaluation gains/(losses) (a)	(95)	(12)	(102)	(115)
Interest and investment income	16	41	87	101
Insurance fee income	16	13	68	56
Other	66	40	119	148
Other income, net	$122	$75	$206	$210

(a)
Currency revaluation gains/(losses) primarily related to foreign denominated debt were substantially offset by gains/(losses) on derivatives. See Note 11 for detail by derivative instrument and risk type.

NOTE 13. EMPLOYEE SEPARATION ACTIONS

We continuously monitor and manage the cost structure of our business to remain competitive within the industry. Restructuring charges related to employee separation actions are provided by segment.

North America Segment

In the first quarter of 2011, we announced plans to cease operations at one of our loss prevention centers in the U.S. The restructuring occurred through involuntary separations, attrition and retirements. In the third quarter of 2011 and the first nine months of 2011, we recognized pre-tax charges of zero and $7 million, respectively, in Operating expenses as a result of employee separation actions.

In the first quarter of 2010, we announced plans to continue to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. The restructuring occurred through involuntary separations, attrition and retirements. In the first nine months of 2010, we recognized a pre-tax charge of $14 million in Operating expenses as a result of employee separation actions; the pre-tax charge in the third quarter of 2010 was de minimus.

International Segment

In the third quarter of 2011, we recognized pre-tax charges of $4 million, primarily in Asia Pacific locations, in Operating expenses for employee separation actions. In the first nine months of 2011, we recognized pre-tax charges of $7 million (including $1 million for retirement plan benefits), primarily in Asia Pacific and European locations, in Operating expenses for employee separation actions.

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

Key operating data for our business segments for the periods ended September 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total
Third Quarter of 2011
Revenue (a)	$1,678	$499	$29	$—	$—	$29	$2,206
Income
Income/(Loss) before income taxes	465	84	32	—	—	32	581
Provision for income taxes	192	28	11	—	—	11	231
Net income/(loss)	273	56	21	—	—	21	350
Other disclosures
Depreciation on vehicles subject to operating leases	381	83	—	—	—	—	464
Interest expense	655	236	(3)	—	—	(3)	888
Provision for credit losses	(12)	(8)	—	—	—	—	(20)

Third Quarter of 2010
Revenue (a)	$1,937	$506	$(17)	$—	$—	$(17)	$2,426
Income
Income/(Loss) before income taxes	691	92	(17)	—	—	(17)	766
Provision for income taxes	243	33	(7)	—	—	(7)	269
Net income/(loss)	448	59	(10)	—	—	(10)	497
Other disclosures
Depreciation on vehicles subject to operating leases	363	41	—	—	—	—	404
Interest expense	748	277	—	—	—	—	1,025
Provision for credit losses	(56)	3	—	—	—	—	(53)

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total	Total
First Nine Months 2011
Revenue (a)	$5,076	$1,591	$(81)	$—	$—	$(81)	$6,586
Income
Income/(Loss) before income taxes	1,723	251	(76)	—	—	(76)	1,898
Provision for income taxes	653	88	(27)	—	—	(27)	714
Net income/(loss)	1,070	163	(49)	—	—	(49)	1,184
Other disclosures
Depreciation on vehicles subject to operating leases	1,042	194	—	—	—	—	1,236
Interest expense	1,839	842	(5)	—	—	(5)	2,676
Provision for credit losses	(103)	(6)	—	—	—	—	(109)
Net finance receivables and net investment in operating leases (b)	63,011	18,858	—	—	(1,749)	(1,749)	80,120
Total assets (b)	75,308	23,924	—	—	(1,749)	(1,749)	97,483

First Nine Months 2010
Revenue (a)	$6,306	$1,590	$(7)	$(11)	$—	$(18)	$7,878
Income					—
Income/(Loss) before income taxes	2,224	265	(7)	—	—	(7)	2,482
Provision for income taxes	811	93	(3)	—	—	(3)	901
Net income/(loss)	1,413	172	(4)	—	—	(4)	1,581
Other disclosures
Depreciation on vehicles subject to operating leases	1,405	115	—	—	—	—	1,520
Interest expense	2,346	893	—	(1)	—	(1)	3,238
Provision for credit losses	(268)	13	—	—	—	—	(255)
Net finance receivables and net investment in operating leases (c)	63,994	20,566	—	—	(1,997)	(1,997)	82,563
Total assets (c)	83,839	26,777	—	—	(1,997)	(1,997)	108,619

(a)	Total Revenue represents Total financing revenue, Insurance premiums earned, net and Other income, net.

(b)	Reflects balance at September 30, 2011.

(c)	Reflects balance at September 30, 2010.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees are not material. We have estimated the probability of payment for each guarantee to be remote and have not recorded any loss accruals. At September 30, 2011 and December 31, 2010, the following guarantees and indemnifications were issued and outstanding:

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $84 million and $130 million at September 30, 2011 and December 31, 2010, respectively. Of these values, $74 million and $75 million at September 30, 2011 and December 31, 2010, respectively, were counter-guaranteed by Ford to us.

FCE has guaranteed obligations of Ford in Romania pursuant to four guarantees with maximum potential payments of $737 million. Two of the guarantees have been fully collateralized by $485 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary. This cash is available for use in FCE's daily operations, and is recorded as Debt. The other guarantees of $252 million are not collateralized by Blue Oval Holdings, but are counter-guaranteed by Ford. These guarantees have an expiration date of August 25, 2012 and they could terminate on payment and/or cancellation of the obligations by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at September 30, 2011. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On a pre-tax basis we earned $581 million in the third quarter of 2011, compared with $766 million a year ago. The chart below details the decrease in pre-tax operating profit by causal factor:

FORD CREDIT
2011 THIRD QUARTER PRE-TAX RESULTS
COMPARED WITH 2010

Millions
$766
$(185)
$581
$ (10)
$30
$(35)
$(190)
$20
2010 3Q
2011 3Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:							
B / (W) 2011 2Q		$(23)	$(15)	$(5)	$(5)	$(115)	$117

In line with our expectations, the results are more than explained by fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

Ford Credit's pre-tax profit decreased by $23 million compared with second quarter, more than explained by the same lease factors, offset partially by changes in market valuation adjustments to derivatives, included in Other.

Results of our operations by business segment and unallocated risk management for the third quarter and first nine months of 2011 and 2010 are shown below. For additional information on our unallocated risk management, see Note 14 of our Notes to the Financial Statements.

	Third Quarter			First Nine Months
	2011	2010	2011 Over/(Under) 2010	2011	2010	2011 Over/(Under) 2010
Income/(Loss) before income taxes	(in millions)			(in millions)
North America Segment	$465	$691	$(226)	$1,723	$2,224	$(501)
International Segment	84	92	(8)	251	265	(14)
Unallocated risk management	32	(17)	49	(76)	(7)	(69)
Income/(Loss) before income taxes	581	766	(185)	1,898	2,482	(584)
Provision for/(Benefit from) income taxes	231	269	(38)	714	901	(187)
Net income/(loss)	$350	$497	$(147)	$1,184	$1,581	$(397)

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The decrease in North America Segment pre-tax earnings is more than explained by fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

The decrease in International Segment pre-tax results is more than explained by less favorable residual performance.

On a pre-tax basis, we earned $1.9 billion in the first nine months of 2011 compared with $2.5 billion a year ago primarily reflecting fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles are shown below:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(in thousands)
North America Segment
United States	227	178	645	534
Canada	29	34	84	79
Total North America Segment	256	212	729	613
International Segment
Europe	94	77	293	262
Other international	14	9	39	26
Total International Segment	108	86	332	288
Total contract placement volume	364	298	1,061	901

Shown below are our financing shares of new Ford and Lincoln brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe.  Also shown below are our wholesale financing shares of new Ford and Lincoln brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
United States
Financing share - Ford and Lincoln
Retail installment and lease	38%	32%	36%	32%
Wholesale	79	81	81	81
Europe
Financing share - Ford
Retail installment and lease	30%	27%	28%	25%
Wholesale	99	99+	99	99

North America Segment

These increases primarily reflected higher Ford and Lincoln financing share and higher sales of new Ford and Lincoln vehicles.  Higher Ford and Lincoln financing share was primarily explained by changes in Ford's marketing programs that favored us and by an improvement in our competitive position in the market.

International Segment

In the third quarter of 2011, our total contract placement volumes were up from a year ago, primarily reflecting higher financing share, mainly due to stronger marketing programs in Europe and higher contract volume due to growth in China.

In the first nine months of 2011, our total contract placement volumes were up from a year ago reflecting the factors mentioned above, partially offset by the transition of Mexico's retail financing business to another finance provider in the second quarter of 2010.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our finance receivables and operating leases are shown below:

	September 30, 2011	December 31, 2010
	(in billions)
Receivables
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$38.2	$39.1
Non-Consumer
Wholesale	13.5	13.3
Dealer loan and other	1.8	1.9
Total North America Segment – finance receivables (a)	53.5	54.3
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	9.6	10.6
Non-Consumer
Wholesale	8.4	8.7
Dealer loan and other	0.4	0.4
Total International Segment – finance receivables (a)	18.4	19.7
Unearned interest supplements	(1.7)	(1.9)
Allowance for credit losses	(0.5)	(0.8)
Finance receivables, net	69.7	71.3
Net investment in operating leases (a)	10.4	10.0
Total receivables (b)	$80.1	$81.3
Memo:
Total managed receivables (c)	$81.8	$83.2

(a)
At September 30, 2011 and December 31, 2010, includes consumer receivables before allowance for credit losses of $34.7 billion and $35.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $18.2 billion and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be included in our consolidated financial statements. In addition, at September 30, 2011 and December 31, 2010, includes net investment in operating leases before allowance for credit losses of $4.7 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be included in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2010.

(b)	Includes allowance for credit losses of $598 million and $854 million at September 30, 2011 and December 31, 2010, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables decreased from year-end 2010, primarily due to the discontinuation of financing for Jaguar, Land Rover, Mazda and Volvo and changes in currency exchange rates. At September 30, 2011, these brands represented about 2% of our managed receivables. In addition, the Mercury financing portfolio represented about 2% of our managed receivables at September 30, 2011. These percentages will decline over time.

Managed receivables were about $4 billion lower than the second quarter, reflecting primarily changes in currency exchange rates and lower dealer stock levels.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail installment and lease) and non-consumer (wholesale and dealer loan) segments to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserve) is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. A description of our allowance setting process is provided in the "Critical Accounting Estimates - Allowance for Credit Losses" section of Item 7 of Part II of our 2010 10-K Report.

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At September 30, 2011 and December 31, 2010, between 5% - 6% of the outstanding U.S. retail finance and lease contracts in our portfolio were classified by us as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Credit Loss Metrics

Worldwide

The chart below details quarterly trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period), credit loss reserve, and our credit loss reserve as a percentage of end-of-period ("EOP") receivables:

FORD CREDIT WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils.)

$95
$101
$55
$49
$45
Q3
Q4
Q1
Q2
Q3
2010
2011

Memo: Retail & Lease

$90	$104	$59	$41	$45

Loss-to-Receivables Ratio (LTR)

0.44%
0.47%
0.27%
0.23%
0.21%
Q3
Q4
Q1
Q2
Q3
2010
2011

Credit Loss Reserve (Mils.) and Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
Reserve
1.14%
1.02%
0.87%
0.78%
0.73%
$973
$854
$744
$673
$598
Q3
Q4
Q1
Q2
Q3
2010
2011

Charge-offs in the third quarter were $45 million, down $50 million from the same period a year ago, reflecting lower repossessions in the United States and lower losses in Europe and Latin America, partially offset by lower recoveries in the United States. Charge-offs were down $4 million from second quarter 2011, reflecting lower losses in Europe and Asia Pacific, offset partially by higher repossessions and lower recoveries in the United States.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The third quarter loss-to-receivables ratio continues to perform at historically low levels. The loss-to-receivables ratio was down from the same period a year ago and down from the second quarter 2011 reflecting the same factors discussed above.

The credit loss reserve was $598 million, down $375 million from a year ago and down $75 million from second quarter 2011 reflecting the decrease in charge-offs.

U.S. Ford and Lincoln Brand Retail Installment and Operating Lease

The following chart shows the credit loss metrics for our U.S. Ford and Lincoln brand retail installment sale and operating lease portfolio which comprised approximately 70% of our worldwide consumer portfolio at September 30, 2011.

FORD CREDIT - CREDIT LOSS DRIVERS
U.S. FORD AND LINCOLN RETAIL AND LEASE*

Over-60-Day Delinquencies

0.16%
0.15%
0.16%
0.13%
0.15%
Q3
Q4
Q1
Q2
Q3
2010
2011

Memo: New Bankruptcy Filings (000)

10	10	9	8	7

Repossessions (000)

Repo. Ratio
16
14
12
10
12
2.46%
2.22%
1.98%
1.71%
1.93%
Q3
Q4
Q1
Q2
Q3
2010
2011

Severity

$6,600
$6,900
$6,500
$6,500
$6,300
Q3
Q4
Q1
Q2
Q3
2010
2011

Charge-Offs (Mils.) and LTR (%)

LTR
$60
$78
$44
$23
$34
0.59%
0.78%
0.45%
0.24%
0.34%
Q3
Q4
Q1
Q2
Q3
2010
2011

* Includes Mercury

Over-60-day delinquencies were 0.15% in the third quarter, down one basis point from the same period a year ago.

Repossessions in the third quarter were 12,000 units or 1.93% of average accounts outstanding, up slightly reflecting seasonality.

Severity of $6,300 in the third quarter was $300 lower than the same period a year ago and $200 lower than second quarter 2011 primarily reflecting improvements in auction values in the used vehicle market, offset partially by a higher mix of 72-month contracts.

The loss-to-receivables ratio in the third quarter decreased from the same period a year ago reflecting lower repossessions offset partially by lower recoveries. The loss-to-receivables ratio was higher than second quarter 2011 due to higher repossessions and lower recoveries.

Charge-offs in the third quarter were $34 million, down $26 million from the same period a year ago and up $11 million from the second quarter of 2011 reflecting the same factors discussed above.

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

For additional information on our residual risk on operating leases, refer to the "Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases" section of Item 7 of Part II of our 2010 10-K Report.

U.S. Ford and Lincoln Brand Retail Operating Lease Experience

The following chart shows return volumes for our U.S. Ford and Lincoln brand operating lease portfolio, which accounted for about 82% of our total investment in operating leases at September 30, 2011. Also included are auction values at constant third quarter 2011 vehicle mix for 36-month lease terms returned in the third quarter:

FORD CREDIT LEASE RESIDUAL PERFORMANCE -- U.S. FORD AND LINCOLN*

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
39
9
16
14
30
1
16
13
30
17
13
25
12
13
16
1
8
7
Q3
Q4
Q1
Q2
Q3
2010
2011

Memo: Ford and Lincoln U.S. Return Rates

61%	61%	62%	55%	48%

36-Month Auction Values (At Q3 2011 Mix)

$16,975
$15,775
$16,625
$17,400
$17,400
Q3
Q4
Q1
Q2
Q3
2010
2011

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$10.5	$10.0	$10.0	$10.2	$10.4

* Includes Mercury

Lease return volumes in the third quarter at 16,000 were almost 60% lower than the same period last year, reflecting primarily fewer terminations and a lower return rate. The third quarter lease return rate was 48%, down 13 percentage points compared with the same period last year and down 7 percentage points compared with the second quarter of 2011.

In the third quarter, our strong auction values for 36-month vehicles continued; up $425 per unit from the same period last year and equal to the second quarter.

Our worldwide net investment in operating leases was $10.4 billion at the end of the third quarter, up from $10.2 billion in the second quarter.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the SEC:

•	DBRS Limited ("DBRS");

•	Fitch, Inc. ("Fitch");

•	Moody's Investors Service, Inc. ("Moody's"); and

•	Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. ("S&P").

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2010 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody's			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2010	B	R-5	Stable	B+	B	Positive	B3	NP	Review	B-	NR	Stable
Mar. 2010	B (high)	R-4	Positive	B+	B	Positive	B1	NP	Review	B-	NR	Stable
Apr. 2010	B (high)	R-4	Positive	BB-	B	Positive	B1	NP	Review	B-	NR	Positive
May 2010	B (high)	R-4	Positive	BB-	B	Positive	Ba3	NP	Stable	B-	NR	Positive
Aug. 2010	BB	R-4	Stable	BB-	B	Stable	Ba3	NP	Stable	B+	NR	Positive
Oct. 2010	BB	R-4	Stable	BB-	B	Stable	Ba2	NP	Stable	B+	NR	Positive
Jan. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	B+	NR	Positive
Feb. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Sep. 2011	BB (high)	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Oct. 2011	BB (high)	R-4	Stable	BB+	B	Positive	Ba1	NP	Positive	BB+*	NR	Stable

*	S&P assigns FCE Bank plc ("FCE") a long-term senior unsecured credit rating of BBB-, maintaining a one notch differential versus Ford Credit.

Funding

Overview

Our full year funding plan is largely complete despite challenging market conditions. Our funding strategy remains focused on diversification, and we plan to continue accessing a variety of markets, channels and investors. Our liquidity remains strong, and we will maintain cash balances and committed capacity that meets our business and funding requirements in all global market conditions. Ford Credit's ratings were recently upgraded by S&P, Moody's, and Fitch, including S&P's upgrade of FCE Bank to investment grade.

In the third quarter, we completed $7 billion of funding, including $4 billion in the public market and $3 billion of private securitizations. We have completed another $5 billion of funding in October and November, including our second public floorplan and lease transactions and our fourth unsecured transaction in the United States. Year to date we have completed $29 billion of funding. Included in these numbers is about $650 million issued under our unsecured retail notes program.

The public retail securitization transactions completed to date include $2.5 billion from our FUEL notes program. These are 5-year notes backed by automotive retail finance receivables. The FUEL notes will be mandatorily exchanged for Ford Credit unsecured notes having the same maturity and interest rate upon Ford Credit's senior unsecured debt receiving two investment grade credit ratings among S&P, Moody's and Fitch. After the mandatory exchange, Ford Credit expects to reacquire the assets supporting the FUEL notes.

We also renewed $5 billion of committed capacity in the third quarter and about $20 billion year to date. We have now completed most of the renewals for 2011, and continue to see lower costs across our facilities.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF"). TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market. TALF expired in March 2010. At September 30, 2011, the outstanding balance of our asset-backed securities that were TALF-eligible at issuance was $6.0 billion, compared with $7.7 billion at December 31, 2010 reflecting the amortization of about $1.7 billion through the third quarter of 2011. The outstanding balance of our asset-backed securities that were TALF-eligible at issuance will decline to zero over time as the debt continues to amortize and no new securities are issued.

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FORD CREDIT FUNDING STRATEGY

Funding of Managed Receivables (Bils.)

Ford Interest Advantage(a)
Asset-Backed Commercial Paper(b)
Term Asset-Backed Securities
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities(c)
$95
$4
$6
$47
$44
$11
$17
$83
$5
$7
$37
$39
$10
$15
$82
$5
$7
$37
$37
$9
$12
$82-87
~$5
$6-7
$41-43
$35-37
$8-10
$13-15

	Year End 2009	Year End 2010	Q3 2011	Year End 2011 Fcst.
Securitized Funding as Percentage of Managed Receivables	56%	52%	52%	53 – 57%

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Excludes marketable securities related to insurance activities

At the end of the third quarter, managed receivables were $82 billion. We ended the quarter with $12 billion in cash, and securitized funding was 52% of managed receivables. We are projecting 2011 year-end managed receivables in the range of $82 billion to $87 billion and securitized funding is expected to represent about 53% to 57% of total managed receivables.

It is our expectation that this percentage will decline moving forward due to our ability to source term funding from the unsecured markets at favorable terms and the effect of the FUEL notes converting to unsecured.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Term Funding Plan

The following chart shows our public and private term funding issuances in 2010 and transactions scheduled to settle through November 3, 2011, and our planned issuances for full year 2011:

FORD CREDIT TERM FUNDING PLAN

	2009 Actual (Bils.)	2010 Actual (Bils.)	2011 Forecast (Bils.)	2011 YTD Actual* (Bils.)
Public Transactions**				
Unsecured	$ 5	$ 6	$ 6 – 8	$ 7
Securitizations***	15	11	11 – 12	10
Total Public	$ 20	$ 17	$ 17 – 20	$ 17
Private Transactions****	$ 11	$ 8	$ 12 – 14	$ 12

(a)	Includes transactions scheduled to settle through November 3, 2011

(b)	Includes 144a offerings

(c)	Includes FUEL Notes issuance in 2011

(d)	Includes private term debt, securitizations, other structured financings, and other term funding; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper program (FCAR)

Year to date, we have completed $29 billion of term funding. About $17 billion of this was public funding in the United States, Canada and Europe, including about $7 billion of unsecured debt and two FUEL issuances totaling $2.5 billion. We have also completed about $12 billion of funding through our private securitization channels across all of our major asset classes and regions. We project full year public term funding in the range of $17 billion to $20 billion, consisting of $6 billion to $8 billion of unsecured debt and $11 billion to $12 billion of public securitizations.

In addition to the public issuance, we are projecting $12 billion to $14 billion of funding from our private sources. Based on the market environment and our recent upgrades from S&P, Moody's and Fitch we will continue to evaluate markets and our funding mix.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

We define liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, our FCAR Owner Trust retail securitization program ("FCAR"), and credit facilities), less asset-backed capacity in excess of eligible receivables and cash and cash equivalents required to support securitization transactions. We have multiple sources of liquidity, including committed asset-backed funding capacity.

The following chart details our liquidity programs and utilization:

FORD CREDIT LIQUIDITY PROGRAMS

Committed Capacity / Liquidity
September 30, 2011 (Bils.)
Committed Capacity = $31.2 billion(a)
Capacity & Cash****
$43.1
Securitization Cash
$3.6(b)
$4.2(c)
Excess Capacity
$35.3
Liquidity
$22.6
$11.9
$3.6(b)
$8.3
$7.8
$0.8
Unsecured Credit Facilities
FCAR Lines
Conduits / Bank ABS
Cash
Total
$18
Utilization of Liquidity
September 30, 2011 (Bils.)
$16.9
$10.4
$6.5
$0.0
Unsecured Credit Facilities
FCAR
Conduits / Bank ABS
Total

Liquidity Available For Use Is About $18 Billion

(a)
FCAR and Conduits subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk; FCAR commercial paper must be supported by bank lines equal to at least 100% of the principal amount; conduits include other committed securitization programs.

(b)	Securitization cash is to be used only to support on-balance sheet securitization transactions.

(c)	Excess capacity is capacity in excess of eligible receivables.

(d)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

As of September 30, 2011 we had $43.1 billion of committed capacity and cash. After excluding securitization cash and adjusting for available assets, liquidity was $35.3 billion, of which $16.9 billion was utilized, leaving about $18 billion of liquidity available for use. Committed capacity at the end of the third quarter was $31.2 billion, $700 million lower than second quarter. Our renewal strategy is to continue to protect our global funding needs.

We ended the quarter with about $4.2 billion of excess committed capacity, providing a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed.

At September 30, 2011, our liquidity available for use was lower than year-end 2010 by about $4.2 billion, reflecting cash payments for debt maturities, repurchases and calls, distributions, and tax payments that were higher than the liquidity generated from profits and new debt issuances.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash, Cash Equivalents, and Marketable Securities. At September 30, 2011, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11.9 billion, compared with $14.6 billion at year-end 2010. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits, investment-grade corporate securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of certain foreign governments, foreign government agencies, supranational institutions and money market funds that carry the highest possible ratings. The average maturity of these investments ranges from 90 days to up to one-year and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $3.6 billion at September 30, 2011 and $4.2 billion at December 31, 2010.

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our unsecured debt on the open market. In the third quarter of 2011, we called about $200 million of our unsecured debt maturities and repurchased about $600 million. Through September 30, 2011, we called about $1.1 billion of our unsecured debt maturities and repurchased about $1.2 billion.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $22.6 billion at September 30, 2011 ($11.0 billion retail, $8.0 billion wholesale, and $3.6 billion lease assets) of which about $6.6 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $20.5 billion having maturities within the next twelve months (of which $5.3 billion relates to FCE commitments), and the remaining balance having maturities between October 2012 and August 2014. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At September 30, 2011, $10.4 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities. At September 30, 2011, we and our majority-owned subsidiaries had about $780 million of contractually committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $686 million at September 30, 2011) credit facility (the "FCE Credit Agreement"). At September 30, 2011, we had $735 million available for use, of which $2 million expire in 2011, $47 million expire in 2012 and $686 million expire in 2014. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and us to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

In addition, at September 30, 2011, we had about $7.8 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $4.3 billion expire in 2012 and $3.5 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At September 30, 2011, about $7.8 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At September 30, 2011, the outstanding commercial paper balance for the FCAR program was $6.5 billion.

Liquidity Risks

Refer to the "Liquidity" section of Item 7 of Part II of our 2010 10-K Report for a list of factors that could affect our liquidity.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder's interest as equity.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30, 2011	December 31, 2010
Total debt	$80.6	$82.9
Equity	8.7	10.3
Financial statement leverage (to 1)	9.2	8.0

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30, 2011	December 31, 2010
Total debt	$80.6	$82.9
Adjustments for cash, cash equivalents, and marketable securities (a)	(11.9)	(14.6)
Adjustments for derivative accounting (b)	(0.7)	(0.3)
Total adjusted debt	$68.0	$68.0

Equity	$8.7	$10.3
Adjustments for derivative accounting (b)	(0.2)	(0.1)
Total adjusted equity	$8.5	$10.2
Managed leverage (to 1) (c)	8.0	6.7

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2011, our managed leverage was 8.0 to 1 compared with 6.7 to 1 at December 31, 2010, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford. By mid-decade, we expect our leverage to be in the range of 10 - 11 to 1. Through September 30, 2011 we paid $2.7 billion in distributions to our parent, Ford Holdings LLC. For additional information on our planned distributions, refer to the "Outlook" section.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

For full year 2011, we continue to expect to be solidly profitable but at a lower level than in 2010, reflecting fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions. Of our $581 million pre-tax profit in the third quarter of 2011, the profit contribution related to lease gains and credit loss reserve reductions is about $165 million. The profit contribution related to these factors is expected to be around $80 million in the fourth quarter; these factors are not expected to be significant in 2012.

At year-end 2011, we anticipate managed receivables to be in the range of $82 billion to $87 billion.

In the third quarter, we paid $800 million of distributions to our parent, Ford Holdings LLC. Year to date we have paid $2.7 billion of distributions and expect to pay about $3 billion in total during 2011. We will continue to assess future distributions based on our available liquidity and managed leverage objectives.

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

Automotive Related:

•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geo-political events or other factors;

•	Decline in Ford's market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•
An increase in or acceleration of market shift beyond Ford's current planning assumptions from sales of trucks, medium- and large-sized utilities, or other more profitable vehicles, particularly in the United States;

•	An increase in fuel prices, continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;

•	Adverse effects from the bankruptcy, insolvency, or government-funded restructuring of, change in ownership or control of, or alliances entered into by a major competitor;

•
Economic distress of suppliers may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase Ford's costs, affect Ford's liquidity, or cause production constraints or disruptions;

•	Work stoppages at Ford or supplier facilities or other interruptions of production;

•	Single-source supply of components or materials;

•	Restriction on use of tax attributes from tax law "ownership change";

•	The discovery of defects in Ford vehicles resulting in delays in new model launches, recall campaigns, reputational damage or increased warranty costs;

•	Increased safety, emissions, fuel economy or other regulation resulting in higher costs, cash expenditures and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations or adverse publicity arising out of alleged defects in Ford products, perceived environmental impacts, or otherwise;

•
A change in Ford's requirements for parts where it has entered into long-term supply arrangements that commit it to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay contracts");

•	Adverse effects on Ford's results from a decrease in or cessation or clawback of government incentives related to capital investments;

•	Adverse effects on Ford's operations resulting from certain geo-political or other events;

•	Substantial levels of indebtedness adversely affecting Ford's financial condition or preventing Ford from fulfilling its debt obligations;

Ford Credit Related:

•
Inability to access debt, securitization or derivative markets around the world at competitive rates or in sufficient amounts due to credit rating downgrades, market volatility, market disruption, regulatory requirements or other factors;

•	Higher-than-expected credit losses;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Collection and servicing problems related to our finance receivables and net investment in operating leases;

•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	New or increased credit, consumer or data protection or other laws and regulations resulting in higher costs and/or additional financing restrictions;

•	Imposition of additional costs or restrictions due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing rules and regulations;

•	Changes in Ford's operations or changes in Ford's marketing programs could result in a decline in our financing volumes;

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General:

•	Fluctuations in foreign currency exchange rates and interest rates;

•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

•	Labor or other constraints on Ford's or our ability to maintain competitive cost structure;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford's or our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns); and

•	Inherent limitations of internal controls impacting financial statements and safeguarding of assets.

We cannot be certain that any expectations, forecasts, or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional discussion of these and other risk factors, see Item 1A of Part I of Ford's 2010 10-K Report and Item 1A of Part I of Ford Credit's 2010 10-K Report.

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of September 30, 2011 and for the three-month periods ended September 30, 2011 and 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 4, 2011 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2010 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous change in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2011, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $56 million over the next twelve months, compared with a decrease of $22 million at December 31, 2010. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer ("CEO"), and Michael L. Seneski, our Chief Financial Officer ("CFO") and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2011 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

We have none to report.

ITEM 6. EXHIBITS

Exhibits: please refer to the Exhibit Index on page 54.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	November 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statement of operations and consolidated statement of comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
November 4, 2011

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Designation	Description	Method of Filing
Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated November 4, 2011, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1, 2, and 5 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011	Incorporated herein by reference to Ford Motor Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report *

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report *

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report *

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report *

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report *

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report *

_______

* Submitted electronically with this Report.