Form 10-K
period 2011-12-31
FORD MOTOR CREDIT CO LLC
filed 2012-02-21
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________
Commission file number 1-6368

Ford Motor Credit Company LLC
(Exact name of registrant as specified in its charter)

Delaware	38-1612444
(State of organization)	(I.R.S. employer identification no.)
One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

(313) 322-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
7 1/2% Continuously Offered Bonds for Retail	New York Stock Exchange
Accounts due August 20, 2032

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Exhibit Index begins on page 47

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2011

PART I

ITEM 1. BUSINESS

Overview

Ford Motor Credit Company LLC (referred to herein as "Ford Credit", the "Company", "we", "our" or "us") was incorporated in Delaware in 1959 and converted to a limited liability company in 2007. We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford"). Our principal executive offices are located at One American Road, Dearborn, Michigan 48126, and our telephone number is (313) 322-3000.

Our annual reports on Form 10-K and quarterly reports on Form 10-Q, and current reports on Form 8-K filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website located at www.fordcredit.com/investorcenter/. These reports can be found on the SEC's website located at www.sec.gov.

Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. The predominant share of our business consists of financing Ford vehicles and supporting Ford's dealers. We earn our revenue primarily from:

•	Payments made under retail installment sale and lease contracts that we originate and purchase;

•	Interest supplements and other support payments from Ford and affiliated companies on special-rate financing programs; and

•	Payments made under wholesale and other dealer loan financing programs.

As a result of our financing activities, we have a large portfolio of finance receivables and leases which we classify into two segments: "consumer" and "non-consumer".

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

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: North America ("North America Segment") and International ("International Segment"). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. For additional financial information regarding our operations by business segments and operations by geographic regions, see Note 19 of our Notes to the Financial Statements.

Item 1. Business (Continued)

North America Segment

Our United States operations accounted for 68% and 65% of our total managed receivables at year-end 2011 and 2010, respectively, and our Canadian operations accounted for about 11% of our total managed receivables at year-end 2011 and 2010. Managed receivables include net finance receivables and net investment in operating leases, excluding unearned interest supplements. For additional information on how we review our business performance, including on a managed basis, refer to the "Overview" section of Item 7 of Part II of our 10-K Report. Managed receivables are discussed further in the "Financial Condition" section of Item 7 of Part II of our 10-K Report.

In 2011 in the United States and Canada, under the Ford Credit brand name, we provided financing services to and through dealers of Ford and Lincoln brand vehicles. Also, in 2011 in the United States, under the Lincoln Automotive Financial Services brand name, we provided financing services through dealers of Lincoln brand vehicles. We also provided financing of Mercury and non-Ford vehicles sold by these dealers and their affiliates. The results reported in Item 7 of Part II of our 10-K Report include Mercury, which Ford discontinued in 2010.

International Segment

Our International Segment includes operations in three main regions: Europe, Asia-Pacific Africa, and Latin America. Our Europe region is our largest international operation, accounting for about 19% and 21% of our total managed receivables at year-end 2011 and 2010, respectively. Within the International Segment our Europe region accounted for 86% and 88% of our managed receivables at year-end 2011 and 2010, respectively. Most of our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc ("FCE"), which operates in the United Kingdom and has branches in 11 other European countries. In addition, FCE has operating subsidiaries in Hungary, Poland, and the Czech Republic that provide a variety of wholesale, leasing and retail vehicle financing. Germany and the United Kingdom are our largest and most profitable markets in Europe. About 70% of FCE's finance and lease receivables are from customers and dealers in Germany, the United Kingdom and France, about 17% are from customers and dealers in Italy and Spain, and about 2% are from customers and dealers in Greece, Ireland, and Portugal. FCE, through its Worldwide Trade Financing division, provides financing to distributors/importers in countries where typically there is no established local Ford presence. The Worldwide Trade Financing division currently provides financing in over 70 countries. In addition, other private label operations and alternative business arrangements exist in some European markets. In the Asia-Pacific Africa region, we operate in China. In the Latin America region, we operate in Mexico, Brazil, and Argentina. We have joint ventures with local financial institutions and other third parties in various locations around the world.

Dependence on Ford

The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford's production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford's business, operations, production, sales and risks can be found in Ford's Annual Report on Form 10-K for the year ended December 31, 2011 ("Ford's 2011 10-K Report"), filed separately with the SEC and incorporated by reference as an exhibit to our 2011 10-K Report (without financial statements and exhibits).

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

We compete mainly on the basis of service and financing rate programs, including those sponsored by Ford. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. These policies have helped us build strong relationships with Ford's dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables, and efficiently accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to optimize our competitive position. Ford sponsored special-rate financing programs available only through us gives us a competitive advantage in providing financing to Ford dealers and their customers.

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

In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our credit standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically. We automatically obtain information on the applicant including a credit bureau score, if available. We judgmentally evaluate each credit application, the applicant, the terms of the proposed contract, credit bureau information, proprietary risk score and other information and decide whether to purchase the contract. Purchase decisions are made within a framework of Ford Credit's purchase quality guidelines and risk factor guidelines. All credit applications are initially evaluated by our electronic decisioning process which may approve or reject applications.

Retail Financing

The amount we pay for a retail installment sale contract is based on a negotiated vehicle purchase price agreed to between the dealer and the retail customer, less vehicle trade-in allowance or down payment and special marketing cash payments offered by Ford Credit and Ford, plus any additional products, such as insurance and extended service plans, that are included in the contract. The net purchase price owed by the customer typically is paid over a specified number of months with interest at a fixed rate negotiated between the dealer and the retail customer. The dealer may retain a limited portion of the finance charge.

Item 1. Business (Continued)

We offer a variety of retail installment sale financing products. In the United States, retail installment sale contract terms for new Ford and Lincoln brand vehicles range primarily from 24 to 72 months. The average original term of our retail installment sale contracts was 59 months in the United States for contracts purchased in 2011 and 2010. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance their vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any. We sell vehicles returned to us to Ford and non-Ford dealers through auctions. Customers who choose our retail balloon product may also qualify for special-rate financing offers from Ford.

We hold a security interest in the vehicles purchased through retail installment sale contracts. This security interest provides us certain rights and protections. As a result, if our collection efforts fail to bring a delinquent customer's payments current, we generally can repossess the customer's vehicle, after satisfying local legal requirements, and sell it at auction. The customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses. We require retail customers to carry fire, theft, and collision insurance on financed vehicles.

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

The amount we pay to a dealer for a retail lease, also called the acquisition cost, is based on the negotiated vehicle price agreed to by the dealer and the retail customer, less any vehicle trade-in allowance or down payment from the customer and special marketing cash payments offered by Ford Credit and Ford, plus any additional products, such as insurance and extended service plans, that are included in the contract. The customer makes monthly lease payments based on the acquisition cost less the contractual residual value of the vehicle, plus lease charges. Some of our lease programs, such as our Red Carpet Lease Advance Payment Plan, provide certain pricing advantages to customers who make all or some monthly payments at lease inception or purchase refundable higher mileage allowances. We require lease customers to carry fire, theft, liability, and collision insurance on leased vehicles. In the case of a contract default and repossession, the customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses.

In the United States, retail operating lease terms for new Ford and Lincoln brand vehicles range primarily from 24 to 48 months. In 2011 and 2010, the average original lease term for contracts purchased was 32 months and 33 months, respectively.

Direct Financing Leases and Other Operating Lease Vehicle Financing

We offer vehicle-financing programs to retail and commercial customers including leasing companies, government entities and fleet customers. These financings include primarily lease plans for terms of 24 to 60 months. We have perfected security interests in financed vehicles in almost all instances and, where appropriate, an assignment of rentals under any related leases. At the end of the finance term, a lease customer may be required to pay any shortfall between the fair market value and the specified end of term value of the vehicle. If the fair market value of the vehicle at the end of the finance term exceeds the specified end of term value, the lease customer may be paid the excess amount. These financings are included in our consumer segment and reported as direct financing leases or net investment in operating leases in our financial statements. For certain commercial financing programs, we have alternative business arrangements whereby we provide marketing and sales support and funding is provided by a third party.

Item 1. Business (Continued)

Non-Consumer Financing

Overview

We extend commercial credit to franchised dealers selling Ford and Lincoln vehicles primarily in the form of approved lines of credit to purchase new and used vehicles. Each commercial lending request is evaluated, taking into consideration the borrower's financial condition, supporting security, and numerous other financial and qualitative factors. All credit exposures are scheduled for review at least annually. Generally receivables are secured by the related vehicle or the related property and may also be secured by other dealer assets. Asset verification processes are in place and include physical audits of vehicle inventories with increased audit frequency for higher risk dealers.

Wholesale Financing

We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory. We generally finance the vehicle's wholesale invoice price for new vehicles and up to 100% of the dealer's purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 47 days in 2011 compared with 49 days in 2010. Our wholesale financing program includes financing of large multi-brand dealer groups that are some of our largest wholesale customers based on the amount financed.

When a dealer uses our wholesale financing program to purchase vehicles, we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. Our subsidiary, The American Road Insurance Company ("TARIC"), generally provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed by us.

Dealer Loans

We make loans to dealers to finance dealership real estate, to make improvements to dealership facilities and to provide working capital. These loans are included in dealer loans in our financial statements. These loans are typically secured by mortgages on dealership real estate and/or by secured interests in other dealership assets. In addition, these loans are generally supported by personal guarantees from the individual owners of the dealership.

Other Financing

We also purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the sale of parts and accessories by Ford to dealers and the purchase of other receivables generated by Ford. These receivables are included in other finance receivables in our financial statements.

Marketing and Special Programs

We actively market our financing products and services to automotive dealers and customers. Through personal sales contacts, targeted advertisements in trade publications, participation in dealer-focused conventions and organizations, and support from manufacturers, we seek to demonstrate to dealers the value of entering into a business relationship with us. Our marketing strategy is based on our belief that we can better assist dealers in achieving their sales, financial, and customer satisfaction goals by being a reliable finance source with knowledgeable automotive and financial professionals offering personal attention and interaction. We demonstrate our commitment to dealer relationships with a variety of materials, measurements, and analyses showing the advantages of a full range of automotive financing products that allows consistent and predictable single source financing. From time to time, we promote increased dealer transactions through incentives, bonuses, contests, and selected program and rate adjustments.

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

Customer Payment Operations. In the United States and Canada, customers may make payments by mailing checks to a bank for deposit in a lockbox account, through electronic payment services, a direct debit program, or a telephonic payment system.

Servicing Activities - Consumer Credit. We design our collection strategies and procedures to keep accounts current and to collect on delinquent accounts. We employ a combination of proprietary and non-proprietary tools to assess the probability and severity of default for all of our receivables and leases and implement our collection efforts based on our determination of the credit risk associated with each customer. As each customer develops a payment history, we use an internally developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, we group contracts by risk category for collection. Our centralized collection operations are supported by auto-dialing technology and proprietary collection and workflow operating systems. Through our auto-dialer program and our monitoring and call log systems, we target our efforts on contacting customers about missed payments and developing satisfactory solutions to bring accounts current.

Supplier Operations. We engage vendors to perform some of our servicing processes. These processes include depositing monthly payments from customers, monitoring the perfection of security interests in financed vehicles, monitoring insurance coverage on lease vehicles in certain states, imaging of contracts and electronic data file maintenance, generating retail and lease billing statements, providing telephonic payment systems for retail customers, handling of some inbound and outbound collections calls, and recovering deficiencies for selected accounts.

Payment Extensions. In our regular course of business we may offer payment extensions to customers. Each month about 1-2% of our U.S. retail contracts outstanding are granted payment extensions. A payment extension allows the customer to extend the term of the contract, usually by paying a fee that is calculated in a manner specified by law. Before agreeing to a payment extension, the service representative reviews the customer's payment history, current financial situation, and assesses the customer's desire and capacity to make future payments. The service representative decides whether the proposed payment extension complies with our policies and guidelines. Regional business center managers review, and generally must approve, payment extensions outside these guidelines.

Repossessions and Auctions. We view repossession of a financed or leased vehicle as a final step that we undertake only after all other collection efforts have failed. Our United States systems also employ a web-based network of outside contractors who support the repossession process. We usually sell repossessed vehicles at auction and apply the proceeds to the amount owed on the customer's account. We continue to attempt collection of any deficient amounts until the account is paid in full, we obtain mutually satisfactory payment arrangements with the debtor or we determine that the account is uncollectible.

Item 1. Business (Continued)

We manage the sale of repossessed vehicles and returned leased vehicles. Repossessed vehicles are reported in other assets on our balance sheet at values that approximate expected net auction proceeds. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Repossessed vehicles are sold at open auctions. Returned leased vehicles are sold at open auctions, in which any licensed dealer can participate, and at closed auctions, in which only Ford dealers may participate.

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

Insurance

We conduct insurance operations primarily through TARIC in the United States and Canada and through various other insurance subsidiaries outside the United States and Canada. TARIC offers a variety of products and services, including:

•	Contractual liability insurance on extended service contracts and, in the state of Florida, extended service plan contracts;

•	Physical damage insurance covering vehicles at dealers' locations and vehicles in-transit between final assembly plants and dealers' locations;

•	Physical damage/liability reinsurance covering Ford dealer daily rental vehicles; and

•	Commercial automobile liability and general liability insurance to support Ford's business operations.

We also offer various Ford branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. In addition, TARIC has provided to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds, and self-insurance workers' compensation bonds. Premiums from our insurance business generated approximately 1% of our total revenues in 2011 and 2010.

Employee Relations

Our worldwide full-time employees were approximately 6,500 and 7,000 at year-end 2011 and 2010, respectively. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.

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

Item 1. Business (Continued)

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

State Regulation - Licensing. In most states, a consumer credit regulatory agency regulates and enforces laws relating to finance companies. Rules and regulations generally provide for licensing of finance companies, limitations on the amount, duration and charges, including interest rates that can be included in finance contracts, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors' rights. We must renew these licenses periodically. Moreover, several states have laws that limit interest rates on consumer financing. In periods of high interest rates, these rate limitations could have an adverse effect on our operations if we were unable to purchase retail installment sale contracts with finance charges that reflect our increased costs. In certain states, we are subject to periodic examination by state regulatory authorities.

State Regulation - Repossessions. To mitigate our credit losses, sometimes we repossess a financed or leased vehicle. Repossessions are subject to prescribed legal procedures, including peaceful repossession, one or more customer notifications, a prescribed waiting period prior to disposition of the repossessed vehicle, and return of personal items to the customer. Some states provide the customer with reinstatement rights that require us to return a repossessed vehicle to the customer in certain circumstances. Our ability to repossess and sell a repossessed vehicle is restricted if a customer declares bankruptcy.

International

In some countries outside the United States, some of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is authorized by the U.K. Financial Services Authority ("FSA") to carry on a range of regulated activities within the U.K. and through a branch network in eleven other European countries, and is subject to consolidated supervision by the FSA. FCE also holds a standard license under the U.K. Consumer Credit Act of 1974 and other licenses to conduct financing business in other European locations. Since 1993, FCE has obtained authorizations from the Bank of England (now the FSA) pursuant to the Banking Consolidation Directive entitling it to operate through a European branch network and operate branches in 11 countries. In many other locations where we operate, governmental authorities require us to obtain licenses to conduct our business.

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

For additional information on new or increased credit, consumer or data protection, or other regulations, refer to "Item 1A. Risk Factors".

Item 1. Business (Continued)

Transactions with Ford and Affiliates

On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement ("Support Agreement"). Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1. A copy of the Support Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and is incorporated by reference herein as an exhibit. No capital contributions have been made to us pursuant to the Support Agreement. In addition, we have an agreement to maintain FCE's net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2011 periods.

We entered into an Amended and Restated Agreement with Ford dated December 12, 2006, relating to our set-off arrangements and long-standing business practices with Ford, a copy of which was included in our Form 8-K dated the same date and is incorporated by reference herein as an exhibit. The principal terms of this agreement include the following:

•	In certain circumstances, our obligations to Ford may be set-off against Ford's obligations to us;

•	Any extension of credit from us to Ford or any of Ford's automotive affiliates will be on arm's length terms and will be enforced by us in a commercially reasonable manner;

•
We will not guarantee more than $500 million of the indebtedness of, make any investments in, or purchase any real property or manufacturing equipment classified as an automotive asset from Ford or any of Ford's automotive affiliates;

•
We and Ford agree to maintain our shareholder's interest at a commercially reasonable level to support the amount, quality and mix of our assets taking into account general business conditions affecting us;

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

More information about transactions between us and Ford and other affiliates is contained in Note 18 of our Notes to the Financial Statements, "Business - Overview", "Business - Retail Financing", "Business - Non-Consumer Financing - Other Financing" and the description of Ford's business in Exhibit 99.

ITEM 1A. RISK FACTORS

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Inability to Access Debt, Securitization or Derivative Markets Around the World at Competitive Rates or in Sufficient Amounts due to Credit Rating Downgrades, Market Volatility, Market Disruption or Otherwise. In 2005 and 2006, the credit ratings assigned to us were lowered to below investment grade, which increased our unsecured borrowing costs and restricted our access to the unsecured debt markets. In response, we increased our use of securitization transactions (including other structured financings) and other sources of funding. Although we experienced several credit rating upgrades in the past two years and our credit spreads have narrowed considerably, our credit ratings remain below investment grade and we still utilize asset-backed securitization transactions for a substantial amount of our funding.

Our ability to obtain funding under our committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, we may reduce the amount of receivables we purchase or originate because of funding constraints. In addition, we may reduce the amount of receivables we purchase or originate if there is a significant decline in the demand for the types of securities we offer or we are unable to obtain derivatives to manage the interest rate risk associated with our securitization transactions. A significant reduction in the amount of receivables we purchase or originate would significantly reduce our ongoing profits, and could substantially adversely affect our ability to support the sale of Ford vehicles. For additional information on market risk, refer to the "Market Risk" section of Item 7A of Part II of our 10-K Report.

Higher-Than-Expected Credit Losses, Lower-Than-Anticipated Residual Values or Higher-Than-Expected Return Volumes for Leased Vehicles. Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors, including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used vehicle prices) has a significant impact on our business. Our credit losses could exceed our expectations and adversely affect our financial condition and results of operations. In addition, we project expected residual values (including residual value support payments from Ford) and return volumes of the vehicles we lease. Actual proceeds realized by us upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction to us. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions and the quality or perceived quality, safety or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to auction values, marketing programs for new vehicles, and general economic conditions. Each of these factors, alone or in combination, have the potential to adversely affect our profitability.

Increased Competition from Banks or Other Financial Institutions Seeking to Increase Their Share of Financing Ford Vehicles. No single company is a dominant force in the automotive finance industry. Most of our bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. In addition, we may face increased competition on wholesale financing for Ford dealers. Competition from such competitors with lower borrowing costs may increase, which could substantially adversely affect our profitability and the volume of our business.

Fluctuations in Foreign Currency Exchange Rates and Interest Rates. We are exposed to the effects of changes in foreign currency exchange rates and interest rates. Changes in currency exchange rates and interest rates cannot always be predicted or hedged. As a result, substantial unfavorable changes in foreign currency exchange rates or interest rates could have a substantial adverse effect on our financial condition and results of operation.

Item 1A. Risk Factors (Continued)

Adverse Effects on Our Operations Resulting from Economic, Geopolitical, or Other Events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and devastating impact on markets around the world.

Concerns persist regarding the debt burden of certain of the countries that have adopted the euro currency ("Euro area countries") and the ability of these countries to meet future financial obligations, as well as concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances of individual Euro area countries. If a country within the Euro area were to default on its debt or withdraw from the euro currency, or - in a more extreme circumstance - the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford's global business, could be immediate and significant. Such a scenario - or the perception that such a development is imminent - could adversely affect the value of our euro-denominated assets and obligations. In addition, such a development could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on our financial condition and results of operations.

Cybersecurity Risks to Operational Systems, Security Systems, or Infrastructure Owned by Us or a Third-party Vendor.  Interruptions, outages, or breaches of operational systems (including business, financial, accounting, or data processing), security systems, or infrastructure, as a result of cyber incidents, could materially disrupt critical operations and/or give rise to allegations of a breach of data privacy or other regulations within or outside the United States.

New or Increased Credit, Consumer or Data Protection, or Other Regulations Could Result in Higher Costs and/or Additional Financing Restrictions. As a finance company, we are highly regulated by governmental authorities in the locations where we operate which can impose significant additional costs and/or restrictions on our business. In the United States, our operations are subject to regulation, supervision and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act. In some countries outside the United States, our subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Efforts to comply with these laws and regulations impose significant costs on us, and affect the conduct of our business. Additional regulation could add significant cost or operational constraints that might impair the profitability of our business.

Congress also passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Among other things, the Act creates a Consumer Financial Protection Bureau with broad rule-making authority for a wide range of consumer protection laws that will regulate consumer finance businesses, such as our retail automotive financing business in the United States. The Act also creates an alternative liquidation framework under which the Federal Deposit Insurance Corporation ("FDIC") may be appointed as receiver of a non-bank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that it is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States. The FDIC's powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including our funding activities, regardless of whether we are ever determined to be subject to the Act's alternative liquidation framework.

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

Item 1A. Risk Factors (Continued)

Changes in Ford's Operations or Changes in Ford's Marketing Programs Could Result in a Decline in Our Financing Volumes. Most of our business consists of financing Ford vehicles and supporting Ford dealers. If there were significant changes in the production or sales of Ford vehicles to retail customers, the quality or resale value of Ford vehicles, or other factors impacting Ford or its employees, such changes could significantly affect our profitability and financial condition. In addition, for many years, Ford has sponsored special-rate financing programs available only through us. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford vehicles. If Ford were to adopt marketing strategies in the future that de-emphasized such programs in favor of other incentives, our financing volume could be reduced.

Failure of Financial Institutions to Fulfill Commitments Under Committed Credit and Liquidity Facilities. As included in the "Liquidity" section of Item 7 of Part II of our 10-K Report, at December 31, 2011, we had $32.6 billion of committed liquidity programs, asset-backed commercial paper, and credit facilities of which $21.5 billion were utilized leaving $17.1 billion available for use for which we pay commitment fees. To the extent the financial institutions that provide these committed facilities and programs were to default on their obligation to fund the commitments, these facilities and programs would not be available to us.

We are Jointly and Severally Responsible with Ford and its Other Subsidiaries for Funding Obligations Under Ford's and its Subsidiaries' Qualified U.S. Defined Benefit Pension Plans. Pursuant to the Employee Retirement Income Security Act of 1974 ("ERISA"), we are jointly and severally liable to the Pension Benefit Guaranty Corporation ("PBGC") for certain Ford IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by the PBGC in a distress termination. We are liable to pay any plan deficiencies and could have a lien placed on our assets by the PBGC to collateralize this liability. Our financial condition and ability to repay unsecured debt could be materially adversely affected if we were required to pay some or all of these obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have none to report.

ITEM 2. PROPERTIES

We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England, from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2011, our total future rental commitment under leases of real property was $61 million.

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

We also have four specialty centers in North America that focus on specific activities:

•	Customer Service Center - Omaha, Nebraska;

•	Loss Prevention Centers - Irving, Texas;

•	National Bankruptcy Service Center - Dearborn, Michigan; and

•	National Recovery Center - Mesa, Arizona.

In Europe, we have dealer and customer servicing activities in St. Albans, England, to service our U.K. dealers and customers, and in Cologne, Germany, to service our German dealers and customers. In smaller countries, we provide servicing through our local branches.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal actions, governmental investigations, and other proceedings and claims relating to state and federal laws concerning finance and insurance, employment-related matters, personal injury matters, investor matters, financial reporting matters, and other contractual relationships. Some of these matters are class actions or matters where the plaintiffs are seeking class action status. Some of these matters may involve claims for compensatory, punitive or treble damages and attorneys' fees in very large amounts, or request other relief which, if granted, would require very large expenditures. Our significant pending matter is summarized below:

Ford Motor Credit Company v. Sudesh Agrawal. On January 18, 2011, a state trial court judge in Cuyahoga County, Ohio certified a nationwide class action with an Ohio subclass in a counterclaim arising out of a collection action. Class claimants allege breach of contract, fraud, and statutory violations for Ford Credit's lease-end excess wear and use charges. Class claimants allege that the standard applied by Ford Credit in determining the condition of vehicles at lease-end is different than the standard set forth in claimants' leases. A three-member panel of the Court of Appeals of Ohio, Eighth Appellate District, affirmed nationwide class certification and certification of an Ohio subclass. Ford Credit is appealing the matter.

Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2011, with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, and liquidity.

In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our operations, financial condition, and liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford's 2011 10-K Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2011, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2011, and there is no market for our Shares. We paid cash distributions of $3 billion and $2.5 billion in 2011 and 2010, respectively. Our Shares are pledged as collateral for Ford's secured credit facilities.

ITEM 6. SELECTED FINANCIAL DATA

Not Required.

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

We leverage three fundamental strategies in the management of our operations. The first is to employ prudent origination practices while maintaining a managed level of risk. The second is to have efficient and effective servicing and collection practices. The third is to fund the business efficiently while managing our balance sheet risk.

Origination:  Buy it Right, Price it Right. Our originations activities focus on Ford Motor Company's automotive brands (i.e. Ford and Lincoln). We will continue to work closely with our brand partners to create value for dealers and customers by going to the marketplace together, leveraging our unique position as Ford's finance company. Risk management remains key to our continued value and profitability. We have extensive risk experience and large sample sizes, enabling us to develop proprietary scoring models that outperform generic scoring models. Our sales teams provide dealership level account management (finance and insurance consulting and vehicle sales assistance) by reviewing key dealership sales and operating metrics with our dealers to identify potential profit and customer satisfaction improvement opportunities. Through these efforts, we expect to generate incremental vehicle sales for Ford.

Servicing:  Operate Efficiently, Collect Effectively, Enhance Owner Loyalty. Our operations will continue to drive efficiencies globally by improving and commonizing our business processes and information technology platforms.  We continually enhance our collection modeling capabilities to more effectively manage risk and cost. These models allow for more focused collection activity on higher risk accounts and further refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk. We have robust processes that produce superior customer satisfaction and ownership loyalty.

Funding: Fund it Efficiently, Manage Risk. Our funding strategy is to have sufficient liquidity to enable us to profitably support Ford, its dealers and customers in all economic environments. We maintain a substantial cash balance, committed funding capacity and access to diverse funding sources; we also manage interest rate and currency risks. Our credit ratings have improved in 2011 and 2010 although we remain below investment grade. As a result, securitization continues to represent a substantial portion of our funding mix as this remains more cost effective than unsecured funding and allows us access to a wider investor base. For an additional discussion of our 2012 funding plan and our risk management strategy, refer to the "Funding - Term Funding Plan" and "Quantitative and Qualitative Disclosures About Market Risk" sections of Item 7 and Item 7A, respectively, of Part II of our 10-K Report.

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

Business Performance

We review our business performance on a managed basis which includes the finance receivables and leases we own and securitized receivables and leases that remain on our balance sheet (includes other structured financings and factoring transactions that have features similar to securitization transactions) excluding unearned interest supplements related to finance receivables. To evaluate our performance we monitor a number of measures, such as delinquencies, repossession statistics, losses on repossessions, and the number of bankruptcy filings.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

2011 Compared with 2010

On a pre-tax basis we earned $2.4 billion in 2011, compared with $3.1 billion in 2010. The following chart shows the decrease in pre-tax operating profit by causal factor:

2011 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2010

Millions
$3,054
$(650)
$2,404
$101
$82
$(129)
$(151)
$(553)
2010
2011
Volume
Financing Margin
Credit Loss
Lease Residual
Other

The decline reflects fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

Results of our operations by business segment and unallocated risk management for the years ending December 31 are shown below (in millions). For additional information, see Note 19 of our Notes to the Financial Statements.

	2011	2010	2011 Over/(Under) 2010
Income/(Loss) before income taxes
North America Segment	$2,159	$2,785	$(626)
International Segment	371	354	17
Unallocated risk management	(126)	(85)	(41)
Income/(Loss) before income taxes	$2,404	$3,054	$(650)

The full year decrease in North America Segment pre-tax earnings is more than explained by fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

The full year increase in International Segment pre-tax results is more than explained by foreign currency translation adjustments related to the discontinuation of financing in Australia.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2010 Compared with 2009

On a pre-tax basis we earned $3.1 billion in 2010, compared with $2.0 billion in 2009. The following chart shows the increase in pre-tax operating profit by causal factor:

2010 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2009

Millions
$1,053
$3,054
$2,001
$1,235
$582
$177
$(439)
$(502)
2009
2010
Volume
Financing Margin
Credit Loss
Lease Residual
Other

The full year increase was explained primarily by a lower provision for credit losses and lower depreciation expense for leased vehicles due to higher auction values; partial offsets included lower volume and other items, primarily reflecting the non-recurrence of net gains related to unhedged currency exposure from cross-border intercompany lending.

Results of our operations by business segment and unallocated risk management for the years ending December 31 are shown below (in millions). For additional information, see Note 19 of our Notes to the Financial Statements.

	2010	2009	2010 Over/(Under) 2009
Income/(Loss) before income taxes
North America Segment	$2,785	$1,905	$880
International Segment	354	46	308
Unallocated risk management	(85)	50	(135)
Income/(Loss) before income taxes	$3,054	$2,001	$1,053

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the years ending December 31 were as follows (in thousands):

	2011	2010	2009
North America Segment
United States	870	713	591
Canada	111	113	85
Total North America Segment	981	826	676
International Segment
Europe	382	354	468
Other international	57	38	49
Total International Segment	439	392	517
Total contract placement volume	1,420	1,218	1,193

Shown below are our financing shares of new Ford and Lincoln brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe for the years ending December 31.  Also shown below are our wholesale financing shares of new Ford and Lincoln brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford brand vehicles acquired by dealers in Europe for the years ending December 31:

	2011	2010	2009
United States
Financing share - Ford and Lincoln
Retail installment and lease	36%	32%	29%
Wholesale	80	81	79
Europe
Financing share - Ford
Retail installment and lease	29%	26%	28%
Wholesale	99	99	99

North America Segment

These increases primarily reflected higher Ford and Lincoln financing share and higher sales of new Ford and Lincoln vehicles.  Higher Ford and Lincoln financing share was primarily explained by changes in Ford's marketing programs that favored us.

International Segment

In 2011, our total contract placement volumes were up from a year ago primarily reflecting higher financing share, mainly due to stronger marketing programs in Europe and higher contract volume due to growth in China.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables including finance receivables and operating leases at December 31 were as follows (in billions):

	2011	2010	2009
Receivables
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$38.4	$39.1	$42.3
Non-Consumer
Wholesale	15.5	13.3	13.3
Dealer loan and other	2.1	1.9	1.9
Total North America Segment – finance receivables (a)	56.0	54.3	57.5
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	9.1	10.6	14.0
Non-Consumer
Wholesale	8.5	8.7	9.1
Dealer loan and other	0.4	0.4	0.5
Total International Segment – finance receivables (a)	18.0	19.7	23.6
Unearned interest supplements	(1.6)	(1.9)	(1.9)
Allowance for credit losses	(0.5)	(0.8)	(1.3)
Finance receivables, net	71.9	71.3	77.9
Net investment in operating leases (a)	11.1	10.0	14.6
Total receivables (b)	$83.0	$81.3	$92.5
Memo:
Total managed receivables (c)	$84.6	$83.2	$94.5

(a)
At December 31, 2011 and 2010, includes consumer receivables before allowance for credit losses of $36.0 billion and $35.8 billion, respectively, and non-consumer receivables before allowance for credit losses of $19.8 billion and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2011 and 2010, includes net investment in operating leases before allowance for credit losses of $6.4 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2011.

(b)	Includes allowance for credit losses of $534 million and $854 million at December 31, 2011 and 2010, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at December 31, 2011, increased from year-end 2010, primarily due to higher Ford and Lincoln receivables, partially offset by the discontinuation of financing for Jaguar, Land Rover, Mazda, Volvo, and Mercury and changes in currency exchange rates. At December 31, 2011, Jaguar, Land Rover, Mazda, and Volvo receivables represented about 2% of our managed receivables. In addition, the Mercury financing portfolio represented about 1% of our managed receivables at December 31, 2011. These percentages will decline over time.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail installment and lease) and non-consumer (wholesale and dealer loan) segments to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserve) is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. A description of our allowance setting process is provided in the "Critical Accounting Estimates - Allowance for Credit Losses" section of Item 7 of Part II of our 10-K Report.

Most of our charge-offs are related to retail installment sale and lease contracts. Charge-offs result from the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts. For additional information on severity, refer to the "Critical Accounting Estimates - Allowance for Credit Losses" section of Item 7 of Part II of our 10-K Report.

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At December 31, 2011 and 2010, between 5% - 6% of the outstanding U.S. retail finance and lease contracts in our portfolio were classified by us as high risk at contract inception. For additional information on the quality of our receivables, see Note 3 of our Notes to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Loss Metrics

Worldwide

The following chart shows annual trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs divided by the average amount of receivables outstanding, excluding the reserve and unearned interest supplements related to finance receivables), credit loss reserve, and our credit loss reserve as a percentage of end-of-period ("EOP") receivables:

HISTORICAL CREDIT LOSS METRICS

Worldwide Charge-Offs (Mils.) and LTR (%)
0.46%
0.84%
1.07%
0.47%
0.24%
LTR
$632
$1,135
$1,095
$415
$201
2007
2008
2009
2010
2011

Worldwide Credit Loss Reserve (Mils.) and Reserves as a Pct. Of EOP Receivables
0.77%
1.40%
1.61%
1.02%
0.63%
Reserves as % of EOP Rec.
$1,090
$1,668
$1,549
$854
$534
2007
2008
2009
2010
2011

Our charge-offs are down from 2010 levels primarily reflecting lower repossessions in the United States and lower losses in Europe, offset partially by lower recoveries in the United States. The loss-to-receivables ratio is almost 50% lower than 2010 and is the lowest we have seen in the last decade.

Reserves and reserves as a percentage of EOP receivables are both lower than a year ago reflecting the decrease in charge-offs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Retail Installment and Operating Lease

The following chart shows the credit loss metrics for our U.S. Ford and Lincoln brand retail installment sale and operating lease portfolio which comprised approximately 70% of our worldwide consumer portfolio at December 31, 2011.

HISTORICAL U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Average Placement FICO Score

714
719
726
730
738
2007
2008
2009
2010
2011

Over-60-Day Delinquencies

0.19%
0.24%
0.24%
0.15%
0.14%
2007
2008
2009
2010
2011

Memo: New Bankruptcy Filings (000)

2007	2008	2009	2010	2011
27	37	47	42	31

Repossessions (000)

Repo. Ratio
1.89%
2.30%
3.01%
2.41%
1.86%
74
81
94
64
45
2007
2008
2009
2010
2011

Memo: Severity

2007	2008	2009	2010	2011
$7,400	$9,900	$8,300	$6,900	$6,500

Charge-Offs (Mils.) and LTR (%)

LTR
0.74%
1.36%
1.32%
0.68%
0.36%
$431
$775
$635
$280
$144
2007
2008
2009
2010
2011

Average placement FICO scores have remained high and are up slightly from 2010.

The rest of the metrics indicate how the portfolio is performing. Over-60-day delinquencies and repossessions continue to be low.

Severity of $6,500 in 2011 was $400 lower than a year ago primarily reflecting improvements in auction values in the used vehicle market, offset partially by an increase in the amount financed and a higher mix of 72-month contracts.

Charge-offs and the loss-to-receivables ratio in 2011 decreased from a year ago, reflecting primarily lower repossessions, offset partially by lower recoveries.

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

For additional information on our residual risk on operating leases, refer to the "Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases" section of Item 7 of Part II of our 10-K Report.

North America Retail Operating Lease Experience

We use various statistics to monitor our residual risk:

•	Placement volume measures the number of leases we purchase in a given period;

•	Termination volume measures the number of vehicles for which the lease has ended in the given period; and

•	Return volume reflects the number of vehicles returned to us by customers at lease-end.

The North America Segment accounted for 96% of Ford Credit's total operating leases at December 31, 2011. The following table shows operating lease placement, termination, and return volumes for this Segment for the years ending December 31 (in thousands, except for percentages):

	2011	2010	2009
Placements	219	120	67
Terminations	246	408	386
Returns	144	281	314

Memo:
Return Rates	59%	69%	81%

In 2011, placement volumes were up 99,000 units compared with 2010, primarily reflecting higher industry sales, higher Ford market share and changes in Ford's marketing programs. Termination volumes decreased by 162,000 units compared with last year, reflecting lower placement volumes in the second half of 2008 and 2009. Return volumes decreased 137,000 units compared with last year, primarily reflecting lower terminations and lower return rates.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Operating Lease Experience

The following chart shows annual return volumes and auction values at incurred vehicle mix for vehicles returned in the respective periods. Our U.S. Ford and Lincoln lease share was about 15% in 2011, and the operating lease portfolio accounted for about 85% of our total investment in operating leases at December 31, 2011.

HISTORICAL U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
177
168
159
159
86
85
88
60
39
4
58
61
65
71
44
34
19
34
49
38
2007
2008
2009
2010
2011

Memo: Ford and Lincoln U.S. Return Rates

2007	2008	2009	2010	2011
83%	88%	78%	65%	56%

36-Month Auction Values (At Incurred Mix)

$14,220
$12,555
$13,730
$15,800
$16,540
2007
2008
2009
2010
2011

Memo: Worldwide Net Investment in Operating Leases (Bils.)

2007	2008	2009	2010	2011
$29.7	$22.5	$14.6	$10.0	$11.1

Lease return volumes in 2011 were almost 50% lower than the same period last year, primarily reflecting lower lease placements in 2008 and 2009. In addition, the 2011 lease return rate was 56%, down 9 percentage points compared with 2010 reflecting the increase in used vehicle prices.

In 2011, our strong auction values for 36-month vehicles continued; up $740 per unit from 2010.

Our worldwide net investment in operating leases was $11.1 billion at the end of 2011, up from $10.0 billion in 2010.

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

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2009 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody's			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2009	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+	NR	Negative
Jul. 2009	B (low)	R-5	Negative	B-	C	Negative	Caa1	NP	Negative	CCC+	NR	Developing
Aug. 2009	B (low)	R-5	Stable	B	C	Stable	Caa1	NP	Negative	CCC+	NR	Developing
Sep. 2009	B (low)	R-5	Stable	B	C	Stable	Caa1	NP	Review	CCC+	NR	Developing
Nov. 2009	B (low)	R-5	Positive	B	C	Positive	B3	NP	Review	B-	NR	Stable
Dec. 2009	B	R-5	Stable	B	C	Positive	B3	NP	Review	B-	NR	Stable
Jan. 2010	B	R-5	Stable	B+	B	Positive	B3	NP	Review	B-	NR	Stable
Mar. 2010	B (high)	R-4	Positive	B+	B	Positive	B1	NP	Review	B-	NR	Stable
Apr. 2010	B (high)	R-4	Positive	BB-	B	Positive	B1	NP	Review	B-	NR	Positive
May 2010	B (high)	R-4	Positive	BB-	B	Positive	Ba3	NP	Stable	B-	NR	Positive
Aug. 2010	BB	R-4	Stable	BB-	B	Stable	Ba3	NP	Stable	B+	NR	Positive
Oct. 2010	BB	R-4	Stable	BB-	B	Stable	Ba2	NP	Stable	B+	NR	Positive
Jan. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	B+	NR	Positive
Feb. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Sep. 2011	BB (high)	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Oct. 2011	BB (high)	R-4	Stable	BB+	B	Positive	Ba1	NP	Positive	BB+ (a)	NR	Stable

(a)	S&P assigns FCE Bank plc ("FCE") a long-term senior unsecured credit rating of BBB-, maintaining a one notch differential versus Ford Credit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy remains focused on diversification, and we plan to continue accessing a variety of markets, channels and investors. Our liquidity remains strong, and we maintain cash balances and committed capacity that meets our business and funding requirements in all global market conditions.

We completed our full year funding plan despite volatile market conditions. In 2011, we completed $35 billion of term funding, including $19 billion in the public market and $16 billion of private securitizations. Our public unsecured issuance was over $8 billion, including over $800 million issued under the Ford Credit U.S. Retail Notes program which we re-introduced in 2011. These notes are offered to individual retail investors through a network of retail brokers, rank pari passu with other unsecured senior debt of the company, and generally have a maturity range of 2 to 10 years.  Notes under this program in 2011 were issued at terms similar to other Ford Credit debt securities available to these customers in the secondary market.

Our public retail securitization transactions included $2.5 billion from our FUEL notes program. These are 5-year notes backed by automotive retail finance receivables. The FUEL notes will be mandatorily exchanged for Ford Credit unsecured notes having the same maturity and interest rate upon Ford Credit's senior unsecured debt receiving two investment grade credit ratings among S&P, Moody's and Fitch. After the mandatory exchange, Ford Credit expects to reacquire the assets supporting the FUEL notes.

We ended the year with over $17 billion of liquidity and about $33 billion of committed capacity, compared with about $34 billion at December 31, 2010. Throughout 2011, we generally saw lower costs across the facilities we renewed. For additional information on our committed capacity programs, refer to the “Liquidity” section.

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on our ability to access debt and derivatives markets, or renew our committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to our funding plan. As a result of such events or regulation, we may need to reduce new originations of receivables thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles.

Funding Sources

Our funding sources include primarily securitization transactions (including other structured financings) and unsecured debt. We issue both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months.

We sponsor a number of securitization programs that can be structured to provide both short- and long-term funding through institutional investors in the United States and international capital markets. For additional information on our securitization transactions, refer to the "Securitization Transactions" section of Item 7 of Part II of our 10-K Report.

We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, Mexico, and other international markets. At December 31, 2011, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $4.7 billion. At present, all of our short-term credit ratings by NRSROs are below the Tier-2 category, as a result we have limited access to the unsecured commercial paper market and our unsecured commercial paper cannot be held by money market funds. At December 31, 2011, the principal amount outstanding of our unsecured commercial paper was about $150 million which primarily represents issuance under our commercial paper program in Mexico and Europe.

We do not hold reserves specifically to fund the payment of any of our unsecured short-term funding obligations. Instead, we maintain multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which should be sufficient to meet our unsecured short-term funding obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF"). TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market. TALF expired in March 2010. At December 31, 2011, the outstanding balance of our asset-backed securities that were TALF-eligible at issuance was $5.6 billion, compared with $7.7 billion at December 31, 2010, reflecting the amortization of about $2.1 billion through year end 2011. The outstanding balance of our asset-backed securities that were TALF-eligible at issuance will decline to zero over time as the debt continues to amortize and no new TALF-eligible securities are issued.

Cost of Funding Sources

The cost of securitization transactions and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Our asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate ("LIBOR"), or other comparable benchmark rates. Our floating rate demand notes funding costs change depending on market conditions.

In addition to enhancing our liquidity and diversifying our funding sources, one of the main reasons that securitization remains a primary funding source has been the cost advantage our securitization transactions offer over our unsecured long-term debt funding. As our credit ratings improve, we expect to increase the mix of unsecured funding. During 2011, the weighted average of the triple-A rated notes offered in our U.S. public retail securitization transactions ranged from 21 to 23 basis points over the relevant benchmark rates and our U.S. institutional unsecured long-term debt transaction spreads ranged from 215 to 343 basis points over the relevant benchmark rates.

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRATEGY

Billions
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$95
$4
$6
$47
$44
$11
$17
$83
$5
$7
$37
$39
$10
$15
$85
$5
$7
$40
$36
$9
$12
$85-95
~$5
$4-7
$37-42
$42-45
$9-10
$12-14
Year End 2009
Year End 2010
Year End 2011
Year End 2012 Fcst.

	Year End 2009	Year End 2010	Year End 2011	Year End 2012 Fcst.
Securitized Funding as Percentage of Managed Receivables	56%	52%	55%	49 - 54%

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Excludes marketable securities related to insurance activities.

At year end 2011, managed receivables were $85 billion. We ended the year with $12.1 billion in cash, and securitized funding was 55% of managed receivables.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We are projecting 2012 year-end managed receivables in the range of $85 billion to $95 billion and securitized funding is expected to represent about 49% to 54% of total managed receivables. The lower end of this range reflects, in part, FUEL notes converting to unsecured debt. It is our expectation that the securitized funding as a percent of managed receivables will decline going forward.

Term Funding Plan

The following table shows our planned issuances for full year 2012 and our public and private term funding issuances in 2011, 2010, and 2009 (in billions):

	Term Funding Plan
	2012 Forecast	2011	2010	2009
Public Transactions (a)
Unsecured	$ 8-11	$8	$6	$5
Securitizations (b)	10-12	11	11	15
Total Public	$ 18-23	$19	$17	$20

Private Transactions (c)	$ 10-13	$16	$8	$11

(a)	Includes Rule 144A offerings.

(b)	Includes FUEL Notes issuance in 2011.

(c)	Includes private term debt, securitizations, other structured financings, and other term funding; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper program ("FCAR").

In 2011, we completed $35 billion of term funding. About $19 billion of this was public funding in the United States, Canada and Europe, including over $8 billion of unsecured debt. We have also completed about $16 billion of funding through our private securitization channels across all of our major asset classes and regions.

For 2012, we project full year public term funding in the range of $18 billion to $23 billion, consisting of $8 billion to $11 billion of unsecured debt and $10 billion to $12 billion of public securitizations. In addition to the public issuance, we are projecting $10 billion to $13 billion of funding from our private sources. Through February 20, 2012, we completed about $7 billion of public term funding transactions, including about $4 billion for retail and wholesale asset-backed securitization transactions in the United States and $3 billion of unsecured issuance in the United States, Europe, and Canada. We also completed about $1 billion of private term funding transactions, primarily reflecting retail, lease and wholesale asset-backed transactions in the United States, Europe, and Mexico.

Funding is expected to be relatively flat in 2012 despite the projected increase in managed receivables, largely reflecting fewer debt maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

We define liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes capacity in our committed liquidity programs, our FCAR Owner Trust retail securitization program, and credit facilities), less asset-backed capacity in excess of eligible receivables and cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund). We have multiple sources of liquidity, including committed asset-backed funding capacity.

The following chart illustrates our liquidity programs and utilization at December 31, 2011:

LIQUIDITY PROGRAMS

Billions
Committed Capacity / Liquidity
Committed Capacity = $32.6 billion (a)
Capacity & Cash (d)
$44.7
Securitization Cash
Excess Capacity
Liquidity
$0.7
$7.9
$24.0
$12.1
$3.7 (b)
$8.4
$3.7 (b)
$2.4 (c)
$38.6
Unsecured Credit Facilities
FCAR Lines
Conduits / Bank ABS
Cash
Total
$17
December 31, 2011 (Bils.)
Utilization of Liquidity
$0.2
$6.8
$14.5
$21.5
Unsecured Credit Facilities
FCAR
Conduits / Bank ABS
Total

Liquidity Available For Use Is About $17 Billion

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

At December 31, 2011, we had $44.7 billion of committed capacity and cash. After excluding securitization cash and adjusting for available assets, liquidity was $38.6 billion, of which $21.5 billion was utilized, leaving about $17 billion of liquidity available for use. Committed capacity at year end was $32.6 billion, about $1.4 billion higher than third quarter.

We ended the year with about $2.4 billion of excess committed capacity, providing a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed.

At December 31, 2011, our liquidity available for use was lower than year-end 2010 by about $5.5 billion, reflecting cash payments for debt maturities, repurchases and calls, distributions, and tax payments that were higher than the liquidity generated from profits and new debt issuances.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2011, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $12.1 billion, compared with $14.6 billion at year-end 2010.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  We currently do not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at December 31, 2011.

The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $3.7 billion and $4.2 billion at December 31, 2011 and 2010, respectively.

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our unsecured debt on the open market. For full year 2011, we called about $1.1 billion of our unsecured debt maturities and repurchased about $1.2 billion.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24.0 billion at December 31, 2011, ($12.6 billion retail, $8.0 billion wholesale, and $3.4 billion lease assets) of which about $7.0 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $21.6 billion having maturities within the next twelve months (of which $6.6 billion relates to FCE commitments), and the remaining balance having maturities between January 2013 and August 2014. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2011, $14.5 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities. At December 31, 2011, we and our majority-owned subsidiaries had $714 million of contractually committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $683 million at December 31, 2011) credit facility (the "FCE Credit Agreement") which matures in 2014. FCE drew $200 million as part of its plans for periodic usage of the facility and at December 31, 2011, FCE had $483 million available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and us to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At December 31, 2011, FCE had $85 million of commitments from financial institutions in Italy and Spain. There were no commitments from financial institutions in Greece, Ireland or Portugal.

In addition, at December 31, 2011, we had about $7.9 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $4.3 billion expire in 2012 and $3.6 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At December 31, 2011, about $7.9 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At December 31, 2011, the outstanding commercial paper balance for the FCAR program was $6.8 billion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet Liquidity Profile

We define our balance sheet liquidity profile as the cumulative maturities of our finance receivables, investment in operating leases, and cash less the cumulative debt maturities over upcoming annual periods. The following chart shows our cumulative maturities for the periods presented at December 31, 2011:

BALANCE SHEET LIQUIDITY PROFILE

Billions
Assets (a)
Debt (b)
$61
$45 (c)
$78
$58
$89
$65
$97
$84
2012
2013
2014
2015 & Beyond

Memo: Unsecured long-term debt maturities (Bils.)

2012	2013	2014	2015 & Beyond
$6.1	$5.6	$3.6	$15.7

(a)
Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Retail and lease ABS are treated as amortizing immediately to match the underlying assets.

(c)	Includes all of the wholesale ABS term and conduit maturities of $4.8 billion that otherwise contractually extend to 2013 and beyond.

Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash. Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 3 and 9 of our Notes to the Financial Statements. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2012 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise shown in Note 3 as extending beyond 2012. The chart above also reflects the following adjustments to debt maturities in Note 9 to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2012 maturities include all of the wholesale securitization transactions even if the maturities extend beyond 2012; and

•
Retail securitization transactions under certain committed liquidity programs are assumed to amortize immediately rather than after their contractual maturity even if it extends beyond January 1, 2012.

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

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs, using amortizing, variable funding, and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to many different institutional investors in both public and private transactions in capital markets worldwide. We completed our first securitization transaction in 1988, and regularly securitize assets, purchased or originated, in the United States, Canada, Mexico, and European countries.

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

We securitize our assets because the securitization market provides us with a lower cost source of funding compared with unsecured debt given our present credit ratings, and it diversifies our funding among different markets and investors. In the United States, we are, in most cases, able to obtain funding in two days for our unutilized capacity in most of our committed liquidity programs. New programs and new transaction structures typically require substantial development time before coming to market.

Use of Special Purpose Entities

In a securitization transaction, the securitized assets are generally held by a bankruptcy-remote special purpose entity ("SPE") in order to isolate the securitized assets from the claims of our other creditors and ensure that the cash flows on the securitized assets are available for the benefit of securitization investors. As a result, payments to securitization investors are based on the creditworthiness of the securitized assets and any enhancements, and not on our creditworthiness. Senior asset-backed securities issued by the SPEs generally receive the highest short-term credit ratings and among the highest long-term credit ratings from the rating agencies that rate them.

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

Our use of SPEs in our securitization transactions is consistent with conventional practices in the consumer asset-backed securitization industry. We sponsor the SPEs used in all of our securitization programs with the exception of bank-sponsored conduits. None of our officers, directors, or employees holds any equity interests in our SPEs or receives any direct or indirect compensation from the SPEs. These SPEs do not own our Shares or shares of any of our affiliates.

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

We retain interests in our securitization transactions, including primarily subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors (for example, a reserve fund), and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. We retain credit risk in securitization transactions because our retained interests include the most subordinated interests in the securitized assets and are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors. Based on past experience, we expect that any losses in the pool of securitized assets would likely be limited to our retained interests.

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

We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to us or our other assets for credit losses on the securitized assets and have no right to require us to repurchase the investments. We do not guarantee any asset-backed securities, although we are the co-obligor of the debt of a consolidated VIE up to $250 million for two of our securitization transactions, and have no obligation to provide liquidity or make monetary contributions or contributions of additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short-term or long-term debt. However, as the seller and servicer of the securitized assets, we are obligated to provide certain kinds of support to our securitization transactions, which are customary in the securitization industry. These obligations include indemnifications, repurchase obligations on assets that do not meet representations or warranties on eligibility criteria or that have been materially modified, the mandatory sale of additional assets in revolving transactions, and, in some cases, servicer advances of certain amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risks to Continued Funding under Securitization Programs

The following securitization programs contain structural features that could prevent us from using these sources of funding in certain circumstances:

•
Retail Securitization. If the credit enhancement on any asset-backed security held by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities or issue additional commercial paper and would wind down its operations. In addition, if credit losses or delinquencies in our portfolio of retail assets exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities for so long as such levels are exceeded.

•
Retail Conduits. If credit losses or delinquencies on the pool of assets held by a conduit exceed specified levels, or if the level of over-collateralization or credit enhancements for such pool decreases below a specified level, we will not have the right to sell additional pools of assets to that conduit.

•
Wholesale Securitization. If the payment rates on wholesale receivables in the securitization trust are lower than specified levels or if there are significant dealer defaults, we will be unable to obtain additional funding and any existing funding would begin to amortize.

•
Lease Warehouse. If credit losses or delinquencies in our portfolio of retail lease contracts exceed specified levels, we will be unable to obtain additional funding from the securitization of retail lease contracts through our lease warehouse facility (i.e., a credit facility under which draws are backed by the retail lease contracts).

In the past, these features have not limited our ability to use securitization to fund our operations.

In addition to the structural features discussed previously, our securitization programs may be affected by the following factors:

•
Market - Market disruption and volatility could impact investors' acceptance of asset-backed securities and our ability to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts. For additional information on market risk, refer to the "Market Risk" section of Item 7A of Part II of our 10-K Report.

•	Market capacity for us and our sponsored investments - Investors may reach exposure limits and/or wish to diversify away from our risk.

•
General demand for the type of assets supporting the asset-backed securities - Investor desire for securities with different risk and/or yield characteristics could result in reduced demand for these types of investments.

•	Availability of committed liquidity facilities - Our ability to maintain committed liquidity facilities for any programs that require them.

•	Amount and credit quality of assets available - Lower overall asset levels or a higher proportion of non-performing assets could decrease the amount of assets available to securitize.

•
Performance of assets in our previous securitization transactions - If assets in our existing securitization transactions deteriorate significantly, we may not be able to access the market, particularly in public transactions where asset performance is publicly available and/or the costs to securitize may increase.

•	Accounting and regulatory changes - Such changes may result in temporary disruption or termination of one or more of our present programs which may or may not be able to be restructured or replaced.

•	Credit ratings - Credit ratings assigned to us may impact investors' acceptance of our asset-backed securities.

•
Bankruptcy of Ford, Ford Credit, or FCE - A bankruptcy of Ford, Ford Credit, or FCE would cause certain of our funding transactions to amortize and result in a termination of certain liquidity commitments.

If, as a result of any of these or other factors, the cost of securitization funding were to increase significantly or funding through securitization transactions were no longer available to us, it would have a material adverse impact on our financial condition and results of operations, which could adversely affect our ability to support the sale of Ford's vehicles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On-Balance Sheet Arrangements

All of our securitization transactions involve sales to consolidated entities or we maintain control over the assets and, therefore, the securitized assets and related debt remain on our balance sheet. The securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions. They are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in the securitization transactions. This debt is not our obligation or the obligation of our other subsidiaries. For additional information on our on-balance sheet arrangements, see Note 6 of our Notes to the Financial Statements.

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2011			2010
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt
Finance Receivables
North America Segment
Retail Installment (b)	$2.1	$29.4	$24.4	$1.9	$28.7	$23.6
Wholesale	0.1	14.2	9.4	0.2	12.8	8.6
Total North America Segment	2.2	43.6	33.8	2.1	41.5	32.2
International Segment
Retail Installment (b)	0.7	6.6	5.4	1.0	7.1	5.2
Wholesale	0.4	5.6	3.3	0.3	5.9	3.2
Total International Segment	1.1	12.2	8.7	1.3	13.0	8.4
Total finance receivables	3.3	55.8	42.5	3.4	54.5	40.6
Net investment in operating leases	0.4	6.4	4.2	0.8	6.2	3.0
Total on-balance sheet arrangements	$3.7	$62.2	$46.7	$4.2	$60.7	$43.6

(a)	Before allowances for credit losses. Unearned interest supplements are excluded from securitization transactions.

(b)	Includes direct financing leases.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder's interest as equity.

The following table shows the calculation of our financial statement leverage at December 31 (in billions, except for ratios):

	2011	2010	2009
Total debt	$84.7	$82.9	$96.3
Equity	8.9	10.3	11.0
Financial statement leverage (to 1)	9.5	8.0	8.8

The following table shows the calculation of our managed leverage at December 31 (in billions, except for ratios):

	2011	2010	2009
Total debt	$84.7	$82.9	$96.3
Securitized off-balance sheet receivables outstanding	—	—	0.1
Adjustments for cash, cash equivalents, and marketable securities (a)	(12.1)	(14.6)	(17.3)
Adjustments for derivative accounting (b)	(0.7)	(0.3)	(0.2)
Total adjusted debt	$71.9	$68.0	$78.9

Equity	$8.9	$10.3	$11.0
Adjustments for derivative accounting (b)	(0.2)	(0.1)	(0.2)
Total adjusted equity	$8.7	$10.2	$10.8
Managed leverage (to 1) (c)	8.3	6.7	7.3

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates. Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

We believe that managed leverage is useful to our investors because it reflects the way we manage our business. We deduct cash and cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support our operations and amounts to support on-balance sheet securitization transactions. We make derivative accounting adjustments to our assets, debt, and equity positions to reflect the impact of interest rate instruments we use in connection with our term-debt issuances and securitization transactions. The derivative accounting adjustments related to these instruments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. We generally repay our debt obligations as they mature. As a result, we exclude the impact of these derivative accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. For additional information on our use of interest rate instruments and other derivatives, refer to Item 7A of Part II of our 10-K Report. We believe the managed leverage measure provides our investors with meaningful information regarding management's decision-making processes.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2011, our managed leverage was 8.3 to 1 compared with 6.7 to 1 at December 31, 2010, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford. By mid-decade, we expect our leverage to be in the range of 10 - 11 to 1. In 2011, we paid $3 billion in distributions to our parent, Ford Holdings LLC. For additional information on our planned distributions, refer to the "Outlook" section. For information regarding income taxes paid to Ford or our deferred tax assets and liabilities, see Notes 8, 10 and 18 of our Notes to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2011, are shown below (in millions):

	Payments Due by Period
	2012	2013-2014	2015-2016	2017 and Thereafter	Total
Long-term debt (a)	$22,653	$24,559	$13,742	$7,149	$68,103
Interest payments relating to long-term debt	2,663	3,545	1,696	1,490	9,394
Operating lease	15	22	9	16	62
Purchase obligations	—	—	—	—	—
Total	$25,331	$28,126	$15,447	$8,655	$77,559

(a)	Excludes fair value adjustments of $681 million and unamortized discounts of $149 million; includes capital lease obligations of $3 million.

Liabilities recognized for uncertain tax benefits of $535 million are excluded from the table above. Due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities, we are unable to make a reasonably reliable estimate of the amount and period of payment. For additional information on income taxes, see Note 10 of our Notes to the Financial Statements.

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

Management has discussed the development and selection of these critical accounting estimates with Ford's and our audit committees, and these audit committees have reviewed these estimates and disclosures.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consumer Segment. The retail installment and lease portfolio is evaluated using a combination of models and management judgment, and is based on factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions, and bankruptcies), the composition of our present portfolio (including vehicle brand, term, risk evaluation, and new/used vehicles), and trends in historical and projected used vehicle values, and economic conditions. Estimates from models may not fully reflect losses inherent in the present portfolio, and an element of the allowance for credit losses is established for the imprecision inherent in loan loss models. Reasons for imprecision include changes in economic trends and conditions, portfolio composition, and other relevant factors.

Assumptions Used. We make projections of two key assumptions:

•	Frequency. The number of finance receivables and operating lease contracts that we expect will default over a period of time, measured as repossessions; and

•
Loss severity. The expected difference between the amount a customer owes us when we charge off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

We use these assumptions to assist us in estimating our allowance for credit losses.

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford and Lincoln brand retail and lease portfolio is as follows:

Increase / (Decrease)
	Percentage Point Change	December 31, 2011 Allowance for Credit Losses	2011 Expense
Assumption
Repossession Rates (a)	+/- 0.1 pt.	$20 / $(20)	$20 / $(20)
Loss Severity	+/- 1.0	$5 / $(5)	$5 / $(5)

(a)	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.

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

Changes in our assumptions affect the Provision for credit losses on our statement of operations and the allowance for credit losses contained within Finance receivables, net and Net investment in operating leases on our balance sheet.

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

Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. For additional information on our residual risk on operating leases, refer to the "Residual Risk " section of Item 7 of Part II of our 10-K Report.

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

Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

•	Auction value. The market value of the vehicles when we sell them at the end of the lease; and

•	Return volumes. The number of vehicles that will be returned to us at lease-end.

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford and Lincoln brand retail and lease portfolio is as follows:

Increase / (Decrease)
	Percentage Change	December 31, 2011 Accumulated Depreciation on Vehicles Subject to Operating Leases	2012 Expense
Assumption
Future Auction Values	+/- 1.0	$32 / $(32)	$12 / $(12)
Return Volumes	+/- 1.0	$3 / $(3)	$1 / $(1)

The impact of the increased accumulated supplemental depreciation in 2011 would be charged to expense in the 2012-2015 periods. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the statement of operations in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

For full year 2012, we expect to be solidly profitable but at a lower level than 2011, primarily reflecting fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions. Of our $2.4 billion pre-tax profit in 2011, the contribution related to these two factors was about $800 million favorable; these factors are expected to be minimal in 2012. We also anticipate lower financing margin in 2012.

In addition, we expect to pay distributions between $500 million and $1 billion. We will continue to assess future distributions based on our available liquidity and managed leverage objectives.

At year-end 2012, we anticipate managed receivables to be in the range of $85 billion to $95 billion.

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

•	Higher-than-expected credit losses, lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Cybersecurity risks to operational systems, security systems, or infrastructure owned by us or a third-party vendor;

•	New or increased credit, consumer or data protection or other laws and regulations resulting in higher costs and/or additional financing restrictions;

•	Imposition of additional costs or restrictions due to the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing rules and regulations;

•	Changes in Ford's operations or changes in Ford's marketing programs could result in a decline in our financing volumes;

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General:

•	Fluctuations in foreign currency exchange rates and interest rates;

•	Adverse effects on operations resulting from economic, geopolitical, or other events;

•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

•	Labor or other constraints on Ford's or our ability to maintain competitive cost structure;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford's or our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns); and

•	Inherent limitations of internal controls impacting financial statements and safeguarding of assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

We are exposed to a variety of risks in the normal course of our business. Our financial condition depends on the extent to which we effectively identify, assess, monitor, and manage these risks. The principal types of risk to our business include:

•	Market risk - the possibility that changes in interest and currency exchange rates will adversely affect our cash flow and economic value;

•	Counterparty risk - the possibility that a counterparty may default on a derivative contract or cash deposit;

•	Credit risk - the possibility of loss from a customer's failure to make payments according to contract terms;

•	Residual risk - the possibility that the actual proceeds we receive at lease termination will be lower than our projections or return volumes will be higher than our projections;

•	Liquidity risk - the possibility that we may be unable to meet all of our current and future obligations in a timely manner; and

•
Operating risk - the possibility of errors relating to transaction processing and systems, actions that could result in compliance deficiencies with regulatory standards or contractual obligations and the possibility of fraud by our employees or outside persons.

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

Our strategies to manage market risks are approved by our Asset Liability Committee ("ALCO") and the Ford Global Risk Management Committee ("GRMC"). The ALCO is co-chaired by our Chief Financial Officer and the Treasurer of Ford. The GRMC is chaired by the Chief Financial Officer of Ford, and includes the Treasurer of Ford.

The Ford Treasurer's Office is responsible for the execution of our market risk management strategies. These strategies are governed by written policies and procedures. Separation of duties is maintained between the strategy and approval of derivative trades, the execution of derivatives trades and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that these controls are effective. In addition, the GRMC, the Ford audit committee, and Ford Credit's Board of Directors review our market risk exposures and use of derivatives to manage these exposures.

Interest Rate Risk

Nature of Exposure. Our assets and the related debt have different re-pricing periods, and consequently, respond differently to changes in interest rates.

Our assets consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers' inventory and generally require dealers to pay a floating rate.

Debt consists primarily of securitization transactions and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, we may borrow at terms longer than the terms of our assets, in most instances with up to ten year maturities. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Risk Management. Our interest rate risk management objective is to reduce volatility in our cashflows and economic value from changes in interest rates based on an established risk tolerance. We use re-pricing gap analysis and economic value sensitivity analysis to evaluate potential long term effects of changes in interest rates. We then enter into interest rate swaps, when available, to convert portions of our floating-rate debt to fixed or our fixed-rate debt to floating to ensure that our exposure falls within the established tolerances. We also use pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with our interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. The ALCO reviews the re-pricing mismatch and exposure every month and approves interest rate swaps required to maintain exposure within approved thresholds prior to execution.

Quantitative Disclosure. To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a “parallel shift”), as well as a base case that assumes that all interest rates remain constant at existing levels. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed in the table below. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous increase in interest rates	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous decrease in interest rates (a)
December 31, 2011	$60	$(60)
December 31, 2010	$(22)	$22

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

As of December 31, 2011, in the aggregate our assets re-price faster than our debt combined with the derivative instruments hedging the debt. Other things being equal, this means that during a period of rising interest rates, the interest rates earned on our assets will increase more rapidly than the interest paid on our debt, thereby initially increasing our pre-tax cash flow. Correspondingly, during a period of falling interest rates, we would expect our pre-tax cash flow to initially decrease.

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

Currency Exchange Rate Risk

Our policy is to minimize exposure to changes in currency exchange rates. To meet funding objectives, we borrow in a variety of currencies, principally U.S. dollars, Canadian dollars, Euros, and Pound Sterling. We face exposure to currency exchange rates if a mismatch exists between the currency of our receivables and the currency of the debt funding those receivables. When possible, we fund receivables with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, we may use foreign currency swaps and foreign currency forwards to convert substantially all of our foreign currency debt obligations to the local country currency of the receivables.

As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2011, is insignificant. For additional information on our derivatives, see Note 12 of our Notes to the Financial Statements.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Derivative Notional Values. The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2011	2010
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$7	$5
Pay-floating, receive-fixed, excluding securitization swaps	19	18
Securitization swaps	51	36
Caps and floors	1	3
Total interest rate derivatives	78	62
Other Derivatives
Cross-currency swaps	1	1
Foreign currency forwards	3	3
Other (a)	3	0
Total notional value	$85	$66

(a)	Represents derivative features included in the FUEL notes for 2011(see Note 11).

The increase in our total derivative notional value was driven primarily by an increase in securitization swap notional. Securitization swaps are interest rate swaps we enter into to facilitate certain of our securitization transactions and are included in our pre-tax cash flow sensitivity analysis detailed in the table above.

Derivative Fair Values.  Net fair value of Ford Credit's derivative financial instruments at December 31, 2011, was an asset of about $1.1 billion compared to an asset of about $712 million at December 31, 2010.  For additional information regarding our Financial Services sector derivatives, see Note 12 of the Notes to the Financial Statements.

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

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. Exposure limits are established based on our overall risk tolerance and estimated loss projections which are calculated from ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. Our exposures are monitored on a regular basis and are included in periodic reports to Ford's Treasurer and our Chief Financial Officer.

Substantially all of our derivative exposures are with counterparties that have an investment grade rating. Our guideline for counterparty minimum long-term ratings is BBB-. For additional information on our derivatives, see Note 12 of our Notes to the Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements, the accompanying Notes and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, "Exhibits and Financial Statement Schedules" and set forth on pages FC-1 through FC-51 immediately following the signature pages of this Report.

Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2011 and 2010 are disclosed in Note 20 of the Notes to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer ("CEO"), and Michael L. Seneski, our Chief Financial Officer ("CFO") and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP ("PwC"), an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We have none to report.

PART III.  OTHER INFORMATION

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not required.

ITEM 11. EXECUTIVE COMPENSATION

Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Not required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not required.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accounting fees and services for the years ending December 31 were as follows (in millions):

	2011	2010
Nature of Services
Audit fees - for audit of the financial statements included in our annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, statutory financial statement filings, and providing comfort letters in connection with our funding transactions	$10.6	$9.4
Audit-related fees - for support of funding transactions, attestation services, assistance with interpretation of accounting standards, and services related to divestitures	1.9	1.5
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to divestitures	0.8	0.9
All other fees - for research analysis regarding new markets	0.2	—
Total fees	$13.5	$11.8

Pre-Approval Policies and Procedures

Ford's audit committee has established pre-approval policies and procedures that govern the engagement of PwC, and the services provided by PwC to Ford Credit are pre-approved in accordance with Ford's policies and procedures. The policies and procedures are detailed as to the particular services and our audit committee is informed of the services provided to us by PwC, including the audit fee requests for these services that have been submitted to and approved by Ford's audit committee. The pre-approval policies and procedures do not include delegation of the Ford or Ford Credit audit committees' responsibilities under the Exchange Act to management.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

Consolidated Statement of Operations for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Balance Sheet, December 31, 2011 and 2010

Consolidated Statement of Shareholder's Interest for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statement of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

Notes to the Financial Statements

The Consolidated Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FC-1 through FC-51 immediately following the signature pages of this report.

(a) 2.    Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3.    Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-A	Copy of Amended and Restated Support Agreement dated as of November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Amended and Restated Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.1 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-D	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report

Exhibit 24	Powers of Attorney.	Filed with this Report

Designation	Description	Method of Filing

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company's Annual Report on Form 10-K for the year ended December 31, 2011.	Incorporated herein by reference to Ford Motor Company's Annual Report on Form 10-K for the year ended December 31, 2011. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report *

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report *

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report *

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report *

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report *

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report *

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ MICHAEL L. SENESKI
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities on the date indicated.

Signature	Title	Date

MICHAEL E. BANNISTER*	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 21, 2012
(Michael E. Bannister)

LEWIS W. K. BOOTH*	Director and Audit Committee Chairman	February 21, 2012
(Lewis W. K. Booth)

N. JOY FALOTICO*	Director and Executive Vice President, North America	February 21, 2012
(N. Joy Falotico)

JOHN T. NOONE*	Director and Executive Vice President - President, Strategic & Regulatory Planning and New Business Development	February 21, 2012
(John T. Noone)

NEIL M. SCHLOSS*	Director and Audit Committee Member	February 21, 2012
(Neil M. Schloss)

MICHAEL L. SENESKI*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 21, 2012
(Michael L. Seneski)

ROBERT L. SHANKS*	Director and Audit Committee Member	February 21, 2012
(Robert L. Shanks)

BERNARD B. SILVERSTONE*	Director and Chief Operating Officer	February 21, 2012
(Bernard B. Silverstone)

* By /s/ COREY M. MACGILLIVRAY	Attorney-in-Fact	February 21, 2012
(Corey M. MacGillivray)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholder's interest, and cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

PricewaterhouseCoopers LLP
Detroit, Michigan
February 21, 2012

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions)

	For the Years Ended December 31,
	2011	2010	2009
Financing revenue
Operating leases	$2,454	$3,312	$4,879
Retail	2,059	2,335	2,940
Interest supplements and other support costs earned from affiliated companies	2,800	3,226	3,725
Wholesale	952	894	921
Other	56	59	76
Total financing revenue	8,321	9,826	12,541
Depreciation on vehicles subject to operating leases	(1,774)	(1,945)	(3,857)
Interest expense	(3,507)	(4,222)	(5,162)
Net financing margin	3,040	3,659	3,522
Other revenue
Insurance premiums earned, net (Note 14)	100	98	100
Other income, net (Note 15)	302	223	662
Total financing margin and other revenue	3,442	3,980	4,284
Expenses
Operating expenses	1,076	1,149	1,262
Provision for credit losses (Note 5)	(118)	(269)	966
Insurance expenses (Note 14)	80	46	55
Total expenses	1,038	926	2,283
Income/(Loss) before income taxes	2,404	3,054	2,001
Provision for income taxes (Note 10)	609	1,106	724
Income/(Loss) from continuing operations	1,795	1,948	1,277
Gain on disposal of discontinued operations (Note 13)	—	—	2
Net income/(loss)	$1,795	$1,948	$1,279

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$8,713	$8,347
Marketable securities (Note 2)	3,835	6,759
Finance receivables, net (Note 3)	71,907	71,302
Net investment in operating leases (Note 4)	11,098	9,956
Notes and accounts receivable from affiliated companies (Note 18)	1,152	1,095
Derivative financial instruments (Note 12)	1,365	1,246
Other assets (Note 8)	2,172	2,991
Total assets	$100,242	$101,696

LIABILITIES
Accounts payable
Customer deposits, dealer reserves and other	$901	$1,272
Affiliated companies (Note 18)	773	884
Total accounts payable	1,674	2,156
Debt (Note 9)	84,659	82,879
Deferred income taxes	1,134	1,494
Derivative financial instruments (Note 12)	286	534
Other liabilities and deferred income (Note 8)	3,593	4,311
Total liabilities	91,346	91,374

SHAREHOLDER'S INTEREST
Shareholder's interest	5,274	5,274
Accumulated other comprehensive income/(loss)	600	821
Retained earnings	3,022	4,227
Total shareholder's interest	8,896	10,322
Total liabilities and shareholder's interest	$100,242	$101,696

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 6 and 7 for additional information on our VIEs:

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$3,356	$4,031
Finance receivables, net	49,329	50,001
Net investment in operating leases	6,354	6,121
Derivative financial instruments	157	26

LIABILITIES
Debt	$41,421	$40,247
Derivative financial instruments	97	222

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER'S INTEREST
(in millions)

	Shareholder's Interest	Accumulated Other Comprehensive Income/(Loss) (a)	Retained Earnings	Total
Year Ended December 31, 2008	$5,149	$432	$4,985	$10,566
2009 comprehensive income/(loss) activity:
Net income/(loss)	—	—	1,279	1,279
Change in value of retained interests in securitized assets (net of tax of $1)	—	1	—	1
Foreign currency translation (net of tax of $0)	—	619	—	619
Total comprehensive income/(loss), net of tax	—	620	1,279	1,899
Distributions (b)	—	—	(1,485)	(1,485)
Year Ended December 31, 2009	$5,149	1,052	$4,779	$10,980
2010 comprehensive income/(loss) activity:
Net income/(loss)	—	—	1,948	1,948
Foreign currency translation (net of tax of $0) (c)	125	(231)	—	(106)
Total comprehensive income/(loss), net of tax	125	(231)	1,948	1,842
Distributions	—	—	(2,500)	(2,500)
Year Ended December 31, 2010	$5,274	821	$4,227	$10,322
2011 comprehensive income/(loss) activity:
Net income/(loss)	—	—	1,795	1,795
Foreign currency translation (net of tax of $0)	—	(221)	—	(221)
Total comprehensive income/(loss), net of tax	—	(221)	1,795	1,574
Distributions	—	—	(3,000)	(3,000)
Year Ended December 31, 2011	$5,274	600	$3,022	$8,896

(a)	At December 31, 2008 includes $433 million for foreign currency translation and $1 million for unrealized losses on securitized assets.

(b)
In the first quarter 2009, a plan was announced to restructure Ford's debt through a combination of a conversion offer by Ford and tender offers by us. As part of this debt restructuring, we commenced a cash tender offer for Ford's secured term loan under Ford's secured credit agreement, pursuant to which we purchased from lenders thereof $2.2 billion principal amount of term loan for an aggregate cost of about $1.1 billion (including transaction costs). This transaction settled on March 27, 2009, following which we distributed the term loan to our parent, Ford Holdings LLC, whereupon it was forgiven. The transaction is reflected in the table above as a $1,054 million distribution, which consists of the fair value of the term loan purchased plus transaction expenses. In the third quarter of 2009, we made a cash distribution of $400 million and a non-cash distribution of $31 million for our ownership interest in AB Volvofinans to our parent.

(c)
We recorded a $125 million out-of-period adjustment during 2010 which decreased Accumulated other comprehensive income/(loss) and increased Shareholder's interest. This adjustment did not impact our Total shareholder's interest on our balance sheet. The impact on previously issued annual and interim financial statements was not material.

The accompanying notes are an integral part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income/(loss)	$1,795	$1,948	$1,279
Adjustments to reconcile net income/(loss) to net cash provided by operations
Provision for credit losses	(118)	(269)	966
Depreciation and amortization	2,631	2,378	4,502
Amortization of upfront interest supplements	(1,937)	(1,790)	(1,890)
Net change in deferred income taxes	(236)	(317)	(959)
Net change in other assets	865	1,642	2,331
Net change in other liabilities	205	329	98
All other operating activities	(472)	(241)	(802)
Net cash provided by/(used in) operating activities	2,733	3,680	5,525
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(26,603)	(22,782)	(22,381)
Collections of finance receivables (other than wholesale)	27,873	28,988	31,659
Purchases of operating lease vehicles	(8,131)	(5,180)	(3,248)
Liquidations of operating lease vehicles	5,124	8,012	7,787
Net change in wholesale receivables	(2,367)	199	5,761
Net change in notes receivable from affiliated companies	(140)	(42)	161
Purchases of marketable securities	(24,370)	(46,728)	(27,377)
Proceeds from sales and maturities of marketable securities	27,270	46,866	28,185
Proceeds from sales of receivables	—	—	911
Proceeds from sales of businesses	—	—	168
Settlements of derivatives	218	159	532
All other investing activities	147	49	250
Net cash provided by/(used in) investing activities	(979)	9,541	22,408
Cash flows from financing activities
Proceeds from issuances of long-term debt	33,557	27,896	30,944
Principal payments on long-term debt	(34,683)	(38,729)	(56,199)
Change in short-term debt, net	2,783	(2,069)	(5,920)
Cash distributions to parent (a)	(3,000)	(2,500)	(400)
All other financing activities	(38)	(192)	(600)
Net cash provided by/(used in) financing activities	(1,381)	(15,594)	(32,175)
Effect of exchange rate changes on cash and cash equivalents	(7)	(162)	281
Cumulative correction of a prior period error (b)	—	—	(630)

Net increase/(decrease) in cash and cash equivalents	366	(2,535)	(4,591)

Cash and cash equivalents at January 1	$8,347	$10,882	$15,473
Net increase/(decrease) in cash and cash equivalents	366	(2,535)	(4,591)
Cash and cash equivalents at December 31	$8,713	$8,347	$10,882

Supplementary cash flow information for continuing operations
Interest paid	$3,446	$4,130	$5,429
Income taxes paid	1,446	1,561	1,673

(a)	See statement of shareholder's interest for information regarding $1.1 billion of non-cash distributions in 2009.

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

Use of estimates, as determined by management, is required in the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). Because of the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The accounting estimates that are most important to our business include the allowance for credit losses and accumulated depreciation on vehicles subject to operating leases.

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Nature of Operations

We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. Our portfolio consists of finance receivables (see Note 3) and net investment in operating leases (see Note 4). We also service the finance receivables and net investment in operating leases we originate and purchase, make loans to Ford affiliates, and provide insurance services related to our financing programs.

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. See Note 19 for key operating data on our business segments and for geographic information on our regions.

The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford's production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business.

Certain subsidiaries are subject to regulatory capital requirements requiring maintenance of certain minimum capital levels that limit the ability of the subsidiaries to pay dividends.

Accounting Policies

For each accounting topic that is addressed in its own footnote, the description of the accompanying accounting policy may be found in the related footnote. The remaining accounting policies are described below.

Non-Controlling Interests in Subsidiaries. Our shareholder's interest, net income/(loss), and accumulated other comprehensive income/(loss) will be reflected as attributable to either Ford Credit or our non-controlling interests in subsidiaries (if our non-controlling interests in subsidiaries are more than de minimis). At December 31, 2011, 2010 and 2009, our non-controlling interests in subsidiaries were de minimis.

Goodwill. We perform annual testing of goodwill during the fourth quarter to determine whether any impairment has occurred. Goodwill impairment testing is also performed following an allocation of goodwill to a business to be disposed, or following a triggering event for the long-lived asset impairment test. Testing is conducted at the reporting unit level, which is the same level as our business segments. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. Fair value is measured relying primarily on the income approach by applying a discounted cash flow methodology. Our goodwill balance was $11 million and $12 million at December 31, 2011 and 2010, respectively. For the periods presented, we have not recorded any impairment of goodwill.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 1. ACCOUNTING POLICIES (Continued)

Foreign Currency Translation. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of Accumulated other comprehensive income/(loss) in Shareholder's interest. Upon sale or liquidation of an investment in a foreign subsidiary, the accumulated amount of translation adjustments related to that entity is reclassified to net income as part of the recognized gain or loss on the investment. Gains and losses arising from transactions denominated in currencies other than the affiliate's functional currency and the results of foreign currency hedging activities are reported in Other income, net.

Accounting Standards Issued But Not Yet Adopted

Balance Sheet - Offsetting. In December 2011, the Financial Accounting Standards Board ("FASB") issued a new standard that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The standard is effective for us as of January 1, 2013 and will impact our financial statement disclosures.

Intangibles - Goodwill and Other. In September 2011, the FASB issued a new standard that provides the option to evaluate prescribed qualitative factors to determine whether a calculated goodwill impairment test is necessary. The standard is effective for us as of January 1, 2012 and will not materially impact on our financial condition, results of operations, or financial statement disclosures.

Comprehensive Income - Presentation. In June 2011, the FASB issued a new standard that modifies the options for presentation of other comprehensive income. The new standard will require us to present comprehensive income either on a single continuous statement or two separate but consecutive statements. The standard is effective for us as of January 1, 2012 and will impact our financial statement disclosures.

Fair Value Measurement. In May 2011, the FASB issued a new standard that provides a consistent definition of fair value measurement and closely aligns disclosure requirements between GAAP and International Financial Reporting Standards. The new standard will require us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. The standard is effective for us as of January 1, 2012 and will impact our financial statement disclosures.

Transfers and Servicing - Repurchase Agreements. In April 2011, the FASB issued a new standard for agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The standard is effective for us as of January 1, 2012 and will not impact our financial condition, results of operations, or financial statement disclosures.
Financial Services - Insurance. In October 2010, the FASB issued a new standard addressing the deferral of acquisition costs within the insurance industry. The new standard modifies which types of costs can be capitalized in the acquisition and renewal of insurance contracts. The standard is effective for us as of January 1, 2012 and will not materially impact our financial condition, results of operations, or financial statement disclosures.

NOTE 2. MARKETABLE SECURITIES

We hold marketable securities that consist primarily of investments in U.S. government and U.S. government-sponsored enterprises, non-US government and non-US government agencies, and corporate debt.

Investment securities with a maturity date greater than 90 days at the date of the security's acquisition are classified as marketable securities.

We record marketable securities at fair value with unrealized gains and losses recorded to Other income, net. Realized gains and losses are measured using the specific identification method. See Note 11 for additional information on fair value measurements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. MARKETABLE SECURITIES (Continued)

Investments in marketable securities at December 31 were as follows (in millions):

	2011	2010
Fair value	$3,835	$6,759
Net unrealized gains/(losses) for period related to instruments still held at year-end	(9)	4

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

•
Other financing – purchased receivables and other finance receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers and certain used vehicles from daily rental fleet companies

Finance receivables are recorded at the time of origination or purchase for the principal amount financed and are subsequently reported at amortized cost, net of any allowance for credit losses. Amortized cost is the outstanding principal adjusted for any charge-offs and any unamortized deferred fees or costs. At December 31, 2011 and 2010, the recorded investment in our finance receivables excludes $180 million and $176 million, respectively, of accrued uncollected interest receivable, which we report in Other assets on the balance sheet.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net at December 31 were as follows (in millions):

	2011			2010
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,406	$8,124	$46,530	$39,129	$9,124	$48,253
Less: Unearned interest supplements (a)	(1,407)	(217)	(1,624)	(1,580)	(285)	(1,865)
Retail	36,999	7,907	44,906	37,549	8,839	46,388
Direct financing leases, gross	4	988	992	17	1,449	1,466
Less: Unearned interest supplements (a)	—	(19)	(19)	—	(16)	(16)
Direct financing leases	4	969	973	17	1,433	1,450
Consumer finance receivables (b)	$37,003	$8,876	$45,879	$37,566	$10,272	$47,838

Non-Consumer
Wholesale	$15,480	$8,516	$23,996	$13,273	$8,663	$21,936
Dealer loans	1,103	63	1,166	1,117	57	1,174
Other (c)(d)	988	372	1,360	738	383	1,121
Non-Consumer finance receivables (b)(e)	17,571	8,951	26,522	15,128	9,103	24,231
Total recorded investment	$54,574	$17,827	$72,401	$52,694	$19,375	$72,069

Recorded investment in finance receivables	$54,574	$17,827	$72,401	$52,694	$19,375	$72,069
Less: Allowance for credit losses (f)	(388)	(106)	(494)	(625)	(142)	(767)
Finance receivables, net	$54,186	$17,721	$71,907	$52,069	$19,233	$71,302

Net finance receivables subject to fair value (g)			$70,926			$69,830
Fair value			72,466			71,547

(a)	Ford-sponsored special-rate financing attributable to retail contracts and direct financing leases.

(b)
At December 31, 2011 and 2010, includes North America consumer receivables of $29.4 billion and $28.7 billion and non-consumer receivables of $14.2 billion and $12.8 billion, respectively, and International consumer receivables of $6.6 billion and $7.1 billion and non-consumer receivables of $5.6 billion and $5.9 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 6 for additional information.

(c)
At December 31, 2011 and 2010, includes $590 million and $549 million, respectively, of other receivables purchased from certain divisions and affiliates of Ford in the U.S. where control is retained by the seller.

(d)
At December 31, 2011 includes $265 million of other receivables related to certain used vehicles from daily rental fleet companies where we are serving as Ford's agent. At December 31, 2010, the associated receivables of $296 million are reported in Other assets (see Note 8).

(e)
At December 31, 2011 and 2010, includes $67 million and $45 million, respectively, of North America wholesale receivables and $16 million and $24 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At December 31, 2011 and 2010, includes $305 million and $418 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(f)	See Note 5 for additional information related to our allowance for credit losses.

(g)
At December 31, 2011 and 2010, excludes $1.0 billion and $1.5 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3. FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables, excluding unearned interest supplements, outstanding at December 31, 2011, reflect contractual payments due from customers or borrowers reported in the maturity category in which the payment is due and were as follows (in millions):

	2012	2013	2014	Thereafter	Total
North America
Consumer
Retail, gross	$12,163	$9,710	$7,642	$8,891	$38,406
Direct financing leases, gross	4	0	0	—	4
Non-Consumer
Wholesale	15,232	248	—	—	15,480
Dealer loans	174	169	63	697	1,103
Other	978	4	3	3	988
Total North America	$28,551	$10,131	$7,708	$9,591	$55,981

International
Consumer
Retail, gross	$3,016	$3,074	$1,357	$677	$8,124
Direct financing leases, gross	378	341	169	100	988
Non-Consumer
Wholesale	7,471	968	77	—	8,516
Dealer loans	43	4	2	14	63
Other	372	—	—	—	372
Total International	$11,280	$4,387	$1,605	$791	$18,063

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

At December 31, 2011, finance receivables included $941 million owed by the three borrowers with the largest receivables balances. These are included in non-consumer.

Investment in direct financing leases, which are included in consumer finance receivables, at December 31 were as follows (in millions):

	2011			2010
	North America	International	Total Direct Financing Leases	North America	International	Total Direct Financing Leases
Total minimum lease rentals to be received	$4	$460	$464	$8	$619	$627
Initial direct costs	—	10	10	0	11	11
Estimated residual values	1	613	614	10	944	954
Less: Unearned income	(1)	(95)	(96)	(1)	(125)	(126)
Less: Unearned interest supplements	—	(19)	(19)	—	(16)	(16)
Recorded investment in direct financing leases	4	969	973	17	1,433	1,450
Less: Allowance for credit losses	0	(7)	(7)	(1)	(13)	(14)
Net investment in direct financing leases	$4	$962	$966	$16	$1,420	$1,436

Future lease minimum rentals due from direct financing leases at December 31, 2011 were as follows (in millions):

	2012	2013	2014	2015	Thereafter
North America	$4	$0	$0	$—	$—
International	176	159	79	42	4

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3. FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of our finance receivables balances at December 31, 2011 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$732	$68	$22	$70	$892	$36,107	$36,999
Direct financing leases	0	0	0	0	0	4	4
Non-Consumer
Wholesale	9	0	0	2	11	15,469	15,480
Dealer loans	3	11	0	5	19	1,084	1,103
Other	—	—	—	—	—	988	988
Subtotal	744	79	22	77	922	53,652	54,574

International
Consumer
Retail	54	23	10	40	127	7,780	7,907
Direct financing leases	7	3	1	3	14	955	969
Non-Consumer
Wholesale	1	1	0	5	7	8,509	8,516
Dealer loans	0	—	—	1	1	62	63
Other	—	—	—	1	1	371	372
Subtotal	62	27	11	50	150	17,677	17,827
Total recorded investment	$806	$106	$33	$127	$1,072	$71,329	$72,401

Credit Quality

Consumer. When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the receivables using several factors such as credit bureau information, consumer credit risk scores (e.g., FICO score) and customer and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors such as employment history, financial stability and capacity to pay.

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

Credit quality ratings for our consumer receivables are categorized as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of the collateral

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our consumer receivables portfolio at December 31 was as follows (in millions):

	2011		2010
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,839	$4	$37,348	$17
Special Mention	90	0	119	0
Substandard	70	0	82	0
Subtotal	36,999	4	37,549	17

International
Pass	7,834	962	8,762	1,423
Special Mention	33	4	58	7
Substandard	40	3	19	3
Subtotal	7,907	969	8,839	1,433
Total recorded investment	$44,906	$973	$46,388	$1,450

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

Dealers are assigned to one of four groups according to risk ratings as follows:

•	Group I – strong to superior financial metrics

•	Group II – fair to favorable financial metrics

•	Group III – marginal to weak financial metrics

•	Group IV – poor financial metrics, including dealers classified as uncollectible

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

Performance of non-consumer receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables generally is not required until the dealer has sold the vehicle. Wholesale and dealer loan receivables with the same dealer share the same risk rating.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our wholesale and dealer loan receivables at December 31 was as follows (in millions):

	2011		2010
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$12,712	$876	$10,540	$785
Group II	2,489	165	2,372	208
Group III	273	58	353	107
Group IV	6	4	8	17
Subtotal	15,480	1,103	13,273	1,117

International
Group I	5,277	42	5,270	29
Group II	1,912	10	1,939	15
Group III	1,318	10	1,454	12
Group IV	9	1	0	1
Subtotal	8,516	63	8,663	57
Total recorded investment	$23,996	$1,166	$21,936	$1,174

Other non-consumer receivables consist primarily of purchased receivables from Ford that are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford.

Non-Accrual Status

The accrual of revenue is discontinued at the earlier of the time a receivable is determined to be uncollectible, at bankruptcy status notification, or greater than 120 days past due. Finance receivable accounts may be restored to accrual status only when a customer settles all past-due deficiency balances and future payments are reasonably assured. For receivables in non-accrual status, subsequent financing revenue is recognized only to the extent a payment is received. Payments are generally applied first to outstanding interest and then to the unpaid principal balance.

The recorded investment of consumer receivables in non-accrual status was $402 million, or 0.9% of our consumer receivables, at December 31, 2011, and $486 million, or 1.0% of our consumer receivables, at December 31, 2010.

The recorded investment of non-consumer receivables in non-accrual status was $27 million, or 0.1% of our non-consumer receivables, at December 31, 2011, and $101 million, or 0.4% of our non-consumer receivables, at December 31, 2010.

Finance receivables greater than 90 days past due and still accruing interest at December 31, 2011 and 2010, reflect $14 million and $7 million respectively, of non-bankrupt retail accounts in the 91-120 days past-due category, and $1 million of dealer loans.

Impaired Receivables

Consumer. Finance receivables are evaluated both collectively and specifically for impairment. Impaired consumer receivables represent accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code and are considered to be TDRs, as well as all accounts greater than 120 days past due. The recorded investment of consumer receivables that were impaired at December 31, 2011 and 2010 was $382 million, or 0.8% of consumer receivables, and $104 million, or 0.2% of consumer receivables, respectively.

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

The recorded investment of non-consumer receivables that were impaired at December 31, 2011 and 2010 was $64 million, or 0.2% of non-consumer receivables, and $101 million, or 0.4% of non-consumer receivables, respectively.

See Note 5 for additional information related to the development of our allowance for credit losses.

Troubled Debt Restructurings

We have applied the requirements of the new accounting standard related to TDRs to restructurings occurring on or after January 1, 2011. Evaluation under the new guidance resulted in certain consumer finance receivables that are now considered TDRs. Under the old guidance, only certain non-consumer receivables were considered TDRs.

A restructuring of debt constitutes a TDR if we grant a concession to a customer or borrower for economic or legal reasons related to the debtor's financial difficulties that we would not otherwise consider.

Consumer. While payment extensions are granted to consumers in the normal course of the collection process, for consumers not considered to be in financial difficulty, no payment concessions are granted on the principal balance loaned or the interest rate charged. Payment extensions typically result in a short-term deferral of the customer's normal monthly payment and do not constitute TDRs.

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

The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $370 million, or 0.8% of our consumer receivables, at December 31, 2011. A subsequent default occurs when contracts that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in repossession. The subsequent default rate for consumer contracts was 3.8% of TDRs at December 31, 2011. We had no consumer receivables considered to be TDRs at December 31, 2010.

Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. The allowance for credit losses related to consumer TDRs was $16 million at December 31, 2011.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 3. FINANCE RECEIVABLES (Continued)

Non-Consumer. Within our non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans. The outstanding recorded investment of dealer loans involved in TDRs is $13 million, or less than 0.1% of our non-consumer receivables, at December 31, 2011 and 2010. A subsequent default occurs when receivables that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in foreclosure or charge-off. The subsequent default rate for non-consumer contracts for the years ending December 31, 2011 and 2010 was 25% and 17%, respectively.

Dealer loans involved in TDRs are assessed for impairment and included in our allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of the collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value. The allowance for credit losses related to non-consumer TDRs was $6 million at December 31, 2011.

See Note 5 for additional information related to the development of our allowance for credit losses.

NOTE 4. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for new and used vehicles with retail customers, daily rental companies, government entities and fleet customers with terms of 60 months or less.

Revenue from rental payments received on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized over the term of the lease as a reduction to revenue. The accrual of revenue on operating leases is discontinued at the earlier of the time an account is determined to be uncollectible, at bankruptcy status notification, or greater than 120 days past due.

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

Depreciation expense on vehicles subject to operating leases is provided on a straight-line basis in an amount necessary to reduce the leased vehicle value to its estimated residual value at the end of the lease term. Our policy is to promptly sell returned off-lease vehicles. We evaluate our depreciation for leased vehicles on a regular basis taking into consideration various assumptions, such as expected residual values at lease termination (including residual value support payments from Ford) and the estimated number of vehicles that will be returned to us. Adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis. Upon disposition of the vehicle, the difference between net book value and actual proceeds (including residual value support payments from Ford) is recorded as an adjustment to Depreciation on vehicles subject to operating leases.

We evaluate the carrying value of held-and-used long-lived asset groups (such as vehicles subject to operating leases) for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group's fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. NET INVESTMENT IN OPERATING LEASES (Continued)

Net investment in operating leases at December 31 was as follows (in millions):

	2011	2010
Vehicles, at cost, including initial direct costs	$13,545	$14,046
Less: Accumulated depreciation	(2,407)	(4,003)
Net investment in operating leases before allowance for credit losses (a)	11,138	10,043
Less: Allowance for credit losses	(40)	(87)
Net investment in operating leases	$11,098	$9,956

(a)
At December 31, 2011 and 2010, includes net investment in operating leases of $6.4 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors until the associated debt or other obligations are satisfied. See Note 6 for additional information.

The amounts contractually due for minimum rentals on operating leases at December 31, 2011 were as follows (in millions):

	2012	2013	2014	2015	2016
Minimum rentals on operating leases	$1,450	$1,358	$1,129	$199	$2

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents our estimate of the probable loss on the collection of finance receivables and operating leases as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses may vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. The majority of our credit losses are attributable to our consumer receivables segment.

Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on the statement of operations. The uncollectible portion of finance receivables and investments in operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer, borrower or lessee, the value of the collateral, recourse to guarantors and other factors.

In the event we repossess the collateral, the receivable is written off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Recoveries on finance receivables and investment in operating leases previously charged-off as uncollectible are credited to the allowance for credit losses.

Consumer

We estimate the allowance for credit losses on our consumer receivables segment and on our investments in operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding justifiable changes in recent economic trends and conditions, portfolio composition and other relevant factors.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. ALLOWANCE FOR CREDIT LOSSES (Continued)

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency – number of finance receivables that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity – expected difference between the amount a customer owes when the finance contract is charged-off and the amount received, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer

Collective Allowance for Credit Losses. The consumer receivables portfolio allowance is evaluated primarily using a collective loss-to-receivables ("LTR") model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular receivables that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period receivables excluding unearned interest supplements and allowance for credit losses. A weighted-average LTR is calculated for each class of consumer receivables and multiplied by the end-of-period receivable balances for that given class.

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

After establishing the collective and the specific allowances for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

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

Specific Allowance for Impaired Receivables. The wholesale and dealer loan portfolio is evaluated by grouping individual loans into risk pools determined by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor). The risk pools are analyzed to determine whether individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

After establishing the collective and specific allowances for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. ALLOWANCE FOR CREDIT LOSSES (Continued)

Allowance for Credit Losses

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the years ended December 31 (in millions):

	2011
				Net Investment
	Finance Receivables			In Operating	Total
	Consumer	Non-Consumer	Total	Leases	Allowance
Allowance for credit losses
Beginning balance	$701	$66	$767	$87	$854
Charge-offs	(400)	(10)	(410)	(89)	(499)
Recoveries	205	7	212	86	298
Provision for credit losses	(54)	(20)	(74)	(44)	(118)
Other (a)	(1)	—	(1)	—	(1)
Ending balance	$451	$43	$494	$40	$534

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$435	$35	$470	$40	$510
Specific impairment allowance	16	8	24	—	24
Ending balance	$451	$43	$494	$40	$534

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$45,497	$26,458	$71,955	$11,138
Specifically evaluated for impairment	382	64	446	—
Recorded investment (b)	$45,879	$26,522	$72,401	$11,138

Ending balance, net of allowance for credit losses	$45,428	$26,479	$71,907	$11,098

(a)	Represents principally amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. ALLOWANCE FOR CREDIT LOSSES (Continued)

	2010
				Net Investment
	Finance Receivables			in Operating	Total
	Consumer	Non-Consumer	Total	Leases	Allowance
Allowance for credit losses
Beginning balance	$1,265	$70	$1,335	$214	$1,549
Charge-offs	(599)	(33)	(632)	(200)	(832)
Recoveries	245	34	279	138	417
Provision for credit losses	(200)	(4)	(204)	(65)	(269)
Other (a)	(10)	(1)	(11)	0	(11)
Ending balance	$701	$66	$767	$87	$854

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$701	$55	$756	$87	$843
Specific impairment allowance	—	11	11	—	11
Ending balance	$701	$66	$767	$87	$854

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,838	$24,130	$71,968	$10,043
Specifically evaluated for impairment	—	101	101	—
Recorded investment (b)	$47,838	$24,231	$72,069	$10,043

Ending balance, net of allowance for credit losses	$47,137	$24,165	$71,302	$9,956

(a)	Represents principally amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

NOTE 6. TRANSFERS OF RECEIVABLES

We securitize finance receivables and net investments in operating leases through a variety of programs using amortizing, variable funding and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to many different institutional investors in both public and private transactions in capital markets worldwide.

We use special purpose entities ("SPEs") that are considered VIEs for most of our on-balance sheet securitizations. The SPEs are established for the sole purpose of financing the securitized financial assets. The SPEs are generally financed through the issuance of notes or commercial paper into the public or private markets or directly with conduits. We may purchase subordinated notes of the VIEs in addition to the investment we make as residual interests holder of the transaction.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6. TRANSFERS OF RECEIVABLES (Continued)

Receivables Classification

Receivables are accounted for as held for investment ("HFI") if management has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. Receivables that are classified as HFI are recorded at cost. The determination of intent and ability to hold for the foreseeable future is highly judgmental and requires management to make good faith estimates based on all information available at the time of origination. Once a decision has been made to sell specific receivables not previously classified as held for sale ("HFS"), such receivables are transferred into the HFS classification and carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance with the offset recorded to income. We use internally developed quantitative methods to determine fair value that incorporate appropriate funding pricing and enhancement requirements, as well as estimates concerning credit losses and prepayments.

Regardless of receivables classification, retained interests related to sold receivables are classified and accounted for as available-for-sale securities. The initial receipt of retained interests represents a non-cash transfer and subsequent cash flows related to repayment of the retained interests are recorded as an investing activity.

We classify receivables on a receivable-by-receivable basis. Specific receivables included in off-balance sheet securitizations or whole-loan sale transactions are usually not identified until the month in which the sale occurs. Each quarter, we make a determination of whether it is probable that receivables originated during the quarter will be held for the foreseeable future based on historical receivables sale experience, internal forecasts and budgets, as well as other relevant, reliable information available through the date of evaluation. For purposes of this determination, we define probable to mean at least 70% likely and, consistent with our budgeting and forecasting period, we define foreseeable future to mean twelve months. We also consider off-balance sheet funding channels in connection with our quarterly receivables classification determination.

Held for Investment

Finance receivables originated during the quarter for which we determine that it is probable we will hold for the following twelve months are classified as HFI and carried at amortized cost. All retail and wholesale receivables are classified as HFI at origination during all periods presented. Cash flows resulting from the purchase of these receivables that are originally classified as HFI are recorded as an investing activity. Once a decision has been made to sell specifically identified receivables that were originally classified as HFI and the receivables are sold in the same reporting period, the receivables are reclassified as HFS and simultaneously removed from the balance sheet. The fair value adjustment is incorporated and recognized in the net gain or loss on sale of receivables and reported in Other income, net. In the event that receivables have been selected for an off-balance sheet transaction that has not occurred at the end of the reporting period, the receivables are reclassified as HFS and a valuation adjustment is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Cash flows resulting from the sale of receivables that were originally classified as HFI are recorded as an investing activity since GAAP requires the statement of cash flows presentation to be based on the original classification of the receivables.

Held for Sale

Finance receivables originated during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the purchase of these receivables are recorded as an operating activity. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Once specifically identified receivables that were originally classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain or loss on sale. Cash flows resulting from the sale of receivables that were originally classified as HFS are recorded as an operating activity. As a result of our accounting for any retained interests related to sold receivables as available-for-sale securities, there will be a net operating cash outflow impact for these receivables since the cash flows related to the retained interests will be classified as investing cash inflows. At December 31, 2011 and 2010, there were no finance receivables classified as HFS.

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

The finance receivables and net investment in operating leases that have been included in securitization transactions are available only for payment of the debt and other obligations issued or arising in the securitization transactions. They are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in the securitization transactions. The debt is the obligation of our consolidated securitization entities and not the obligation of Ford Credit or our other subsidiaries.

Most of these securitization transactions utilize VIEs. See Note 7 for more information concerning VIEs. The following tables show the assets and liabilities related to our securitization transactions that were included in our financial statements for the years ended December 31 (in billions):

	2011
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.5	$31.7	$0.3	$31.4	$26.0
Wholesale	0.5	17.9	0.0	17.9	11.2
Finance receivables	3.0	49.6	0.3	49.3	37.2
Net investment in operating leases	0.4	6.4	0.0	6.4	4.2
Total	$3.4	$56.0	$0.3	$55.7	$41.4

Non-VIE
Retail (c)	$0.3	$4.3	$0.0	$4.3	$3.8
Wholesale	0.0	1.9	0.0	1.9	1.5
Finance receivables	0.3	6.2	0.0	6.2	5.3
Net investment in operating leases	—	—	—	—	—
Total	$0.3	$6.2	$0.0	$6.2	$5.3

Total securitization transactions
Retail (c)	$2.8	$36.0	$0.3	$35.7	$29.8
Wholesale	0.5	19.8	0.0	19.8	12.7
Finance receivables	3.3	55.8	0.3	55.5	42.5
Net investment in operating leases	0.4	6.4	0.0	6.4	4.2
Total	$3.7	$62.2	$0.3	$61.9	$46.7

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6. TRANSFERS OF RECEIVABLES (Continued)

	2010
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.8	$33.8	$0.4	$33.4	$27.1
Wholesale	0.4	16.6	—	16.6	10.1
Finance receivables	3.2	50.4	0.4	50.0	37.2
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.0	$56.6	$0.5	$56.1	$40.2

Non-VIE
Retail (c)	$0.1	$2.0	$0.0	$2.0	$1.7
Wholesale	0.1	2.1	0.0	2.1	1.7
Finance receivables	0.2	4.1	0.0	4.1	3.4
Net investment in operating leases	—	—	—	—	—
Total	$0.2	$4.1	$0.0	$4.1	$3.4

Total securitization transactions
Retail (c)	$2.9	$35.8	$0.4	$35.4	$28.8
Wholesale	0.5	18.7	0.0	18.7	11.8
Finance receivables	3.4	54.5	0.4	54.1	40.6
Net investment in operating leases	0.8	6.2	0.1	6.1	3.0
Total	$4.2	$60.7	$0.5	$60.2	$43.6

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

The financial performance related to our securitization transactions for the years ended December 31 were as follows (in millions):

	2011	2010	2009
VIE
Derivative expense/(income)	$31	$225	$339
Interest expense	994	1,247	1,678
Total VIE	$1,025	$1,472	$2,017

Non-VIE
Derivative expense/(income)	$22	$12	$(11)
Interest expense	142	224	320
Total Non-VIE	$164	$236	$309

Total securitization transactions
Derivative expense/(income)	$53	$237	$328
Interest expense	1,136	1,471	1,998
Total	$1,189	$1,708	$2,326

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6. TRANSFERS OF RECEIVABLES (Continued)

Certain of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate their interest rate risk resulting from derivatives with our securitization entities. See Notes 11 and 12 for information regarding our derivatives. Our exposures based on the fair value of derivative instruments related to securitization programs at December 31 were as follows (in millions):

	2011		2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE - securitization entities	$157	$97	$26	$222
Ford Credit related to VIE	81	63	134	37
Other Ford Credit securitization related	12	25	14	23
Total securitization transactions	$250	$185	$174	$282

NOTE 7. VARIABLE INTEREST ENTITIES

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

VIEs of which we are the Primary Beneficiary

We use special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are secured by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including primarily subordinated securities issued by the VIEs, and rights to cash held for the benefit of the securitization investors.

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. We aggregate and analyze the following transactions based on the risk profile of the product and the type of funding structure:

•	Retail – consumer credit risk and pre-payment risk, which are driven by the ability of the customer to pay, as well as the timing of the customer payments

•
Wholesale – dealer credit risk and Ford risk, as the receivables owned by the VIEs primarily arise from the financing provided by us to Ford-franchised dealers; therefore, the collections depend upon the sale of Ford vehicles

•	Net investment in operating lease – vehicle residual value risk, consumer credit risk and pre-payment risk

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at December 31, 2011 and 2010, and ranged from $0 to $490 million during 2011 and $0 to $1.4 billion during 2010. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program ("FCAR").

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

See Note 6 for information on the financial position and financial performance of our VIEs and Notes 11 and 12 for information on our derivative transactions.

VIEs of which we are not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $71 million at December 31, 2011 and 2010.

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

Other assets at December 31 were as follows (in millions):

	2011	2010
Accrued interest and other non-finance receivables	$635	$950
Collateral held for resale, at net realizable value	374	346
Restricted cash (a)	121	271
Deferred charges	281	287
Deferred charges – income taxes	156	273
Prepaid reinsurance premiums and other reinsurance receivables	252	227
Investment in non-consolidated affiliates	141	130
Property and equipment, net of accumulated depreciation (b)	137	146
Other (c)	75	361
Total other assets	$2,172	$2,991

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements. At December 31, 2010, restricted cash also included cash collateral required to be held against loans with the European Investment Bank. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $383 million and $369 million, at December 31, 2011 and 2010, respectively.

(c)
At December 31, 2010, includes $296 million of other finance receivables related to certain used vehicles from daily rental fleet companies where we are serving as Ford’s agent. At December 31, 2011, the associated receivables of $265 million are reported in Finance receivables, net.

Other liabilities and deferred income at December 31 were as follows (in millions):

	2011	2010
Interest payable	$812	$991
Deferred interest supplements and residual support payments on net investment in operating leases	962	863
Income taxes payable to Ford and affiliated companies (a)	660	1,348
Unrecognized tax benefits	535	533
Unearned insurance premiums	266	251
Other	358	325
Total other liabilities and deferred income	$3,593	$4,311

(a)
In 2011, we paid $1.4 billion to Ford in accordance with our intercompany tax sharing agreement with Ford. During the second quarter of 2010, we purchased $1.3 billion principal amount of Ford's Amortizing Guaranteed Secured Notes ("VEBA Note A") issued to the UAW Retiree Medical Benefits Trust for $1.3 billion and immediately transferred the note to Ford in satisfaction of $1.3 billion of our tax liabilities to Ford.

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium (with the exception of fair value adjustments related to debt in designated hedge relationships; see Note 12 for further policy information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums and costs directly related to the issuance of debt generally are capitalized and amortized over the life of the debt and recorded in Interest expense using the interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

Amounts borrowed and repaid are reported in our statement of cash flows as Net cash provided by/(used in) financing activities. Interest, fees and deferred charges paid in excess of the amount borrowed are reported in Net cash provided by/(used in) operating activities.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

Interest rates and debt outstanding at December 31 were as follows (in millions, except percentages):

	Interest Rates (a)
	Average		Average
	Contractual (b)		Effective (c)		Debt
	2011	2010	2011	2010	2011	2010
Short-term debt
Asset-backed commercial paper (d)	0.3%	0.5%			$6,835	$6,634
Ford Interest Advantage (e)	1.3%	1.8%			4,713	4,525
Other asset-backed short-term debt (d)	1.5%	2.6%			2,741	1,112
Other short-term debt (f)	6.9%	4.9%			1,735	1,000
Total short-term debt	1.4%	1.4%	1.4%	1.4%	16,024	13,271
Long-term debt
Senior indebtedness
Notes payable within one year (f)					6,127	9,129
Notes payable after one year (f)					24,892	24,771
Asset-backed debt (d)
Notes payable within one year					16,526	16,673
Notes payable after one year					20,558	19,132
Unamortized discount					(149)	(399)
Fair value adjustments (g)					681	302
Total long-term debt (h)	4.2%	4.6%	4.6%	5.0%	68,635	69,608
Total debt	3.7%	4.1%	4.0%	4.4%	$84,659	$82,879

Fair value of debt (i)					$86,785	$86,256

Interest rate characteristics of debt payable after one year (j)
Fixed interest rates					$35,198	$31,364
Variable interest rates (generally based on LIBOR or other short-term rates)					10,252	12,539
Total payable after one year					$45,450	$43,903

(a)	Interest rates are presented for the fourth quarter of 2011 and 2010.

(b)	Average contractual rates reflect the stated contractual interest rate excluding amortization of discounts, premiums and issuance fees.

(c)	Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums and issuance fees.

(d)
Obligations issued in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements. See Note 6 for information regarding securitization transactions.

(e)	The Ford Interest Advantage program consists of our floating rate demand notes.

(f)	Includes debt with affiliated companies as indicated in the table bellow.

(g)	Fair value adjustments related to designated fair value hedges of unsecured debt.

(h)	Reflect the rates for both notes payable within one year and notes payable after one year.

(i)
Reflects interest accrued but not yet paid of $875 million and $1.0 billion at December 31, 2011 and 2010, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - Affiliated companies for debt with affiliated companies. See Note 11 for fair value methodology.

(j)
Represents asset-backed and unsecured notes payable after one year excluding unamortized discount and fair value adjustments related to designated hedges. Excludes the effect of interest rate swap agreements.

	2011	2010
Debt with affiliated companies
Other short-term debt	$48	$385
Notes payable within one year	466	160
Notes payable after one year	91	116
Total debt with affiliated companies (a)	$605	$661

(a)	Includes primarily cash from Blue Oval Holdings, a Ford U.K. subsidiary, to collateralize guarantees from FCE Bank plc ("FCE") for Ford in Romania. See Note 21 for further information.

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

In 2011, through private market transactions, we repurchased and called an aggregate principal amount of $2.3 billion (including $266 million maturing in 2011) of our unsecured debt. As a result, we recorded a pre-tax loss of $66 million, net of unamortized premiums, discounts and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during 2011.

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

Debt Maturities. At December 31, 2011 and 2010, the average term of the outstanding commercial paper was 41 days and 54 days, respectively. Short-term and long-term debt matures at various dates through 2048. At December 31, 2011, maturities were as follows (in millions):

	2012 (a)	2013	2014	2015	2016	Thereafter (b)	Total
Unsecured debt	$12,575	$5,583	$3,562	$6,937	$1,661	$7,149	$37,467
Asset-backed debt	26,102	9,997	5,417	2,581	2,563	—	46,660
Unamortized (discount)/premium (c)	(14)	(11)	(104)	(5)	(7)	(8)	(149)
Fair value adjustments (c)	18	71	42	107	24	419	681
Total debt	$38,681	$15,640	$8,917	$9,620	$4,241	$7,560	$84,659

(a)	Includes $16,024 million for short-term and $22,657 million for long-term debt.

(b)	Includes $7,142 million of unsecured debt maturing between 2017 and 2021 with the remaining balance maturing after 2031.

(c)	Presented based on maturity date of related debt.

Credit Facilities

At December 31, 2011, we and our majority-owned subsidiaries had $714 million of contractually committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $683 million at December 31, 2011) credit facility (the "FCE Credit Agreement") which matures in 2014. FCE drew $200 million as part of its plan for periodic usage of the facility and at December 31, 2011, FCE had $483 million available for use. The FCE Credit Agreement contains certain covenants, including an obligation of FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and us to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

In addition, at December 31, 2011, we had $7.9 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $4.3 billion expire in 2012 and $3.6 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At December 31, 2011, FCAR's bank liquidity facilities include $7.9 billion available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At December 31, 2011, the outstanding commercial paper balance for the FCAR program was $6.8 billion.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

Committed Liquidity Programs

We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24.0 billion at December 31, 2011 ($12.3 billion retail, $8.0 billion wholesale, and $3.7 billion lease assets), of which $7.0 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $21.6 billion having maturities within the next twelve months (of which $6.6 billion relates to FCE commitments), and the remaining balance having maturities between January 2013 and August 2014. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2011, $14.5 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

NOTE 10. INCOME TAXES

Ford Motor Credit Company LLC is a disregarded entity for United States income tax purposes and Ford's consolidated United States federal and state income tax returns include certain of our domestic subsidiaries. In accordance with our intercompany tax sharing agreement with Ford, United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation. The Provision for income taxes for the years ended December 31 was estimated as follows (in millions):

	2011	2010	2009
Current
United States federal	$680	$1,249	$1,130
Foreign	109	82	203
State and local	32	182	105
Total current	821	1,513	1,438
Deferred
United States federal	(316)	(261)	(619)
Foreign	63	0	(14)
State and local	41	(146)	(81)
Total deferred	(212)	(407)	(714)
Provision for/(Benefit from) income taxes	$609	$1,106	$724

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. INCOME TAXES (Continued)

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of Income/(Loss) before income taxes, excluding equity in net income of affiliated companies, net income attributable to noncontrolling interests, and income from discontinued operations, for the years ended December 31 is as follows:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Non-U.S. tax rates under U.S. rate	(1.9)	(1.6)	(1.8)
State and local income taxes	1.1	0.7	0.6
U.S. tax on non-U.S. earnings	(10.3)	1.6	1.8
Other	1.4	0.5	0.6
Effective tax rate	25.3%	36.2%	36.2%

We have historically provided deferred taxes for the presumed repatriation to the United States of earnings from nearly all non-U.S. subsidiaries.  During 2011, we determined that $3.6 billion of these non-U.S. subsidiaries' undistributed earnings are now indefinitely reinvested outside the United States.  As management has determined that the earnings of these subsidiaries are not required as a source of funding for its U.S. operations, such earnings are not planned to be distributed to the U.S. in the foreseeable future. As a result of the change in assertion, deferred tax liabilities related to undistributed foreign earnings decreased by approximately $250 million.

At December 31, 2011, $4.2 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided.  These earnings have been subject to significant non-U.S. taxes; repatriation in their entirety would result in a residual U.S. tax liability of $460 million.

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2011	2010
Deferred tax assets
Net operating loss carryforwards	$469	$505
Provision for credit losses	175	252
Other foreign	227	261
Employee benefit plans	125	103
Foreign tax credits	3	88
Other	277	349
Total gross deferred tax assets	1,276	1,558
Less: valuation allowance	(125)	(102)
Total deferred tax assets	$1,151	$1,456

Deferred tax liabilities
Leasing transactions	$925	$928
Finance receivables	548	716
Other foreign	588	615
Other	68	418
Total deferred tax liabilities	2,129	2,677
Net deferred income tax liability	$978	$1,221

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

Gross operating loss carryforwards for tax purposes were $1.8 billion at December 31, 2011. A substantial portion of these losses begin to expire in 2029; the remaining losses will begin to expire in 2018. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years listed (in millions):

	2011	2010	2009
Balance at January 1	$533	$614	$289
Increase - tax positions in prior years	25	120	321
Increase - tax positions in current year	—	—	11
Decrease - tax positions in prior years	(2)	(14)	—
Settlements	(17)	(187)	(3)
Lapse of statute of limitations	(4)	—	(4)
Balance at December 31	$535	$533	$614

The amount of unrecognized tax benefits at December 31, 2011, 2010 and 2009 that would impact the effective tax rate if recognized, was $217 million, $104 million and $120 million, respectively. We do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months.

We have settled our U.S. federal income tax deficiencies related to tax years prior to 2008 in accordance with our intercompany tax sharing agreement with Ford. The Ford consolidated tax return is currently under examination for the 2008 and 2009 tax years. Examinations by tax authorities have been completed through 2005 in Germany, 2006 in Canada, and 2007 in the United Kingdom.

We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford and income tax related penalties in Provision for income taxes. In 2011, 2010 and 2009, we recorded $11 million in net tax related interest income, $7 million in net tax related interest expense and $23 million in net tax related interest income, respectively, in our statement of operations. At December 31, 2011 and 2010, we recorded a net payable of $33 million and $56 million, respectively, for tax related interest in Other liabilities and deferred income.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, derivative financial instruments and retained interests in securitized assets are presented on our financial statements at fair value. The fair value of finance receivables and debt are disclosed in Notes 3 and 9, respectively. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, such as impairments, and vary based on specific circumstances.

Fair Value Measurements

In determining fair value, we use various valuation methodologies and prioritize the use of observable inputs. The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our hierarchy assessment.

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable

•	Level 2 – inputs include quoted prices for similar instruments and observable inputs such as interest rates, currency exchange rates and yield curves

•	Level 3 – inputs include data not observable in the market and reflect management judgment about the assumptions market participants would use in pricing the instruments

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

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is a more than insignificant risk of changes in value because of interest rate, market price or penalty on withdrawal are classified as Marketable securities. For marketable securities, we generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase) and other market information. For securities that are not actively traded, the pricing services obtain quotes for similar fixed-income securities or utilize broker quotes, matrix pricing, benchmark curves or other factors to determine fair value. In certain cases, when observable pricing data are not available, we estimate the fair value of investment securities based on an income approach using industry standard valuation models and estimates regarding non-performance risk.

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments based on an income approach using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty considering the master netting agreements. We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position. In certain cases, market data are not available and we develop assumptions, including the use of broker quotes, or use models (e.g., Black Scholes) to determine fair value. This includes situations for longer-dated instruments where market data is less observable.

Our two Ford Upgrade Exchange Linked ("FUEL") notes securitization transactions have derivative features. These features include a mandatory exchange to our unsecured notes when our senior unsecured debt receives two investment grade credit ratings among Fitch, Moody's and S&P and a make-whole provision. We estimated the fair value of these features by comparing the market value of the FUEL notes to the value of a hypothetical debt instrument without these features.

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

Finance Receivables. We generally estimate the fair value of finance receivables based on an income approach using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to a present value based on assumptions regarding credit losses, pre-payment speed, and the discount rate. Our assumptions regarding pre-payment speed and credit losses are based on historical performance.

Debt. We estimate the fair value of debt using quoted market prices or current market rates for similar debt with approximately the same remaining maturities, where possible. Where market prices or current market rates are not available, we estimate fair value using discounted cash flow models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, our own credit risk and the contractual terms of the debt instruments. For certain short-term debt issuances with an original maturity date of one year or less, we assume that book value is a reasonable approximation of debt's fair value. For asset-backed debt issued in securitization transactions, the principal payments are based on projected payments for specific assets securing the underlying debt considering historical pre-payment speeds.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorize the fair values of items measured at fair value on a recurring basis on our balance sheet at December 31 (in millions):

	2011				2010
	Level 1 (a)	Level 2 (a)	Level 3	Total	Level 1 (a)	Level 2 (a)	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$1	$—	$—	$1	$9	$—	$—	$9
U.S. government-sponsored enterprises	—	75	—	75	—	150	—	150
Non-U.S. government agencies (b)	—	150	—	150	—	100	—	100
Corporate debt	—	—	—	—	—	200	—	200
Mortgage-backed and other asset-backed	—	—	—	—			—	—
Non-U.S. government	—	15	—	15	—	323	—	323
Total cash equivalents — financial instruments (c)	1	240	—	241	9	773	—	782
Marketable securities
U.S. government	619	—	—	619	1,671	—	—	1,671
U.S. government-sponsored enterprises	—	713	—	713	—	2,905	—	2,905
Non-U.S. government agencies (b)	—	778	—	778	—	821	1	822
Corporate debt	—	1,186	—	1,186	—	732	—	732
Mortgage-backed and other asset-backed	—	88	—	88	—	177	—	177
Non-U.S. government	—	444	—	444	—	364	—	364
Other liquid investments (d)	—	7	—	7	—	88	—	88
Total marketable securities	619	3,216	—	3,835	1,671	5,087	1	6,759
Derivative financial instruments
Interest rate contracts	—	1,163	—	1,163	—	1,031	157	1,188
Foreign exchange contracts	—	53	—	53	—	33	—	33
Cross-currency interest rate swap contracts	—	12	—	12	—	25	—	25
Other (e)	—	—	137	137	—	—	—	—
Total derivative financial instruments	—	1,228	137	1,365	—	1,089	157	1,246
Total assets at fair value	$620	$4,684	$137	$5,441	$1,680	$6,949	$158	$8,787

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$237	$—	$237	$—	$134	$195	$329
Foreign exchange contracts	—	37	—	37	—	16	—	16
Cross-currency interest rate swap contracts	—	12	—	12	—	118	71	189
Total derivative financial instruments	—	286	—	286	—	268	266	534
Total liabilities at fair value	$—	$286	$—	$286	$—	$268	$266	$534

(a)	There were no transfers between Level 1 and 2 during the year.

(b)	Includes notes issued by non-U.S. government agencies as well as notes issued by supranational institutions.

(c)
Excludes $5.7 billion and $5.6 billion of time deposits, certificates of deposit, money market accounts, and other cash equivalents reported at par value at December 31, 2011 and 2010, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.8 billion and $1.9 billion at December 31, 2011 and 2010, respectively.

(d)	Includes certificates of deposits and time deposits subject to changes in value.

(e)	Represents derivative features included in the FUEL notes.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Financial Instrument Balances

The following table summarizes the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet for the years ended December 31 (in millions):

	2011			2010				2009
	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Beginning balance	$1	$(109)	$(108)	$4	$(168)	26	$(138)	$5	$(81)	$92	$16
Realized/unrealized gains/(losses)
Other income, net	0	366	366	(4)	(108)	(3)	(115)	(1)	(99)	9	(91)
Other comprehensive income/(loss) (b)	—	(1)	(1)	—	(5)	2	(3)	0	1	0	1
Interest income/ (expense) (c)	—	90	90	—	—	—	—	—	—	—	—
Total realized/unrealized gains/(losses)	0	455	455	(4)	(113)	(1)	(118)	(1)	(98)	9	(90)
Purchases, issues, sales and settlements
Purchases	5	—	5	11	—	—	11	—	—	—	—
Issues	—	73	73	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—	—	—	—
Settlements	—	120	120	—	172	(25)	147	—	11	(75)	(64)
Total purchases, issues, sales and settlements	5	193	198	11	172	(25)	158	—	11	(75)	(64)
Transfers into level 3 (d)	—	—	—	—	—	—	—	—	—	—	—
Transfers out of level 3 (d)(e)	(6)	(402)	(408)	(10)	—	—	(10)	—	—	—	—
Ending balance	$—	$137	$137	$1	$(109)	$—	$(108)	$4	$(168)	$26	$(138)

Unrealized gains/(losses) on instruments still held	$0	$65	$65	$0	$56	$—	$56	$(1)	$(77)	$1	$(77)

(a)	See Note 12 for detail on financial statement presentation by hedge designation.

(b)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(c)	Recorded in Interest expense.

(d)	Our policy is to recognize transfers in and transfers out at the value at the end of the reporting period.

(e)
The transfers out which totaled $6 million and $10 million in 2011 and 2010, respectively, were due to increase in availability of observable data as a result of greater market activity for these securities. The transfer out of $402 million was primarily the result of management's validation of the observable data and determination that certain unobservable inputs had an insignificant impact on the valuation of these instruments.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 11. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

Items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy are as follows for the years ended December 31 that were still held on our balance sheet at those dates (in millions):

	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
North America
Retail receivables	$—	$—	$70	$70	$—	$—	$82	$82
Dealer loans, net	—	—	6	6	—	—	22	22
Total North America	$—	$—	$76	$76	$—	$—	$104	$104

International
Retail receivables	$—	$—	$39	$39	$—	$—	$45	$45

Nonrecurring Fair Value Changes

Finance receivables, including retail accounts that have been written down and individual dealer loans where foreclosure is probable, are measured based on the fair value of the collateral adjusted for estimated costs to sell. The collateral for retail receivables is the vehicle being financed and for dealer loans is real estate or other property. See Note 5 for additional information related to the development of our allowance for credit losses.

The total change in value of items for which a nonrecurring fair value adjustment has been included in our statement of operations is as follows for the years ended December 31 related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	2011	2010	2009
North America
Retail receivables (a)	$(23)	$(29)	$(24)
Dealer loans, net (a)	—	(3)	(1)
Total North America	$(23)	$(32)	$(25)

International
Retail receivables (a)	$(14)	$(25)	$(141)

(a)
Fair value changes related to retail finance receivables that have been charged-off or dealer loans that have been impaired based on the fair value of the collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into various derivative contracts:

•	Interest rate contracts including swaps, caps and floors that are used to manage the effects of interest rate fluctuations;

•	Foreign exchange contracts that are used to manage foreign exchange exposure; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign denominated debt.

Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We review our hedging program, derivative positions, and overall risk management strategy on a regular basis.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

We have elected to apply hedge accounting to certain derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Cash flows and the profit impact associated with designated hedges are reported in the same category as the underlying hedged item.

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net. Hedge ineffectiveness, recorded to Other income, net, is the difference between the change in fair value of the derivative and the change in the value of the hedged debt that is attributable to the changes in the benchmark interest rate. Net interest settlements and accruals on fair value hedges are excluded from the assessment of hedge effectiveness. We report net interest settlements and accruals in Interest expense. We report foreign currency revaluation on accrued interest in Other income, net. The cash flows associated with fair value hedges are reported in Net cash provided by/(used in) operating activities in our statement of cash flows.

When a fair value hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is amortized over its remaining life.

Derivatives Not Designated as Hedging Instruments. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. Regardless, we only enter into transactions that we believe will be highly effective at offsetting the underlying economic risk. We report changes in the fair value of derivatives not designated as hedging instruments through Other income, net. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities in our statement of cash flows.

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gain/(loss) for the years ended December 31 (in millions):

	2011	2010	2009
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$217	$225	$164
Ineffectiveness (a)	(30)	(6)	(13)
Total	$187	$219	$151

Derivatives not designated as hedging instruments
Interest rate contracts	$(25)	$20	$(77)
Foreign exchange contracts (b)	28	61	(300)
Cross-currency interest rate swap contracts (b)	(3)	(1)	12
Other (c)	65	—	—
Total	$65	$80	$(365)

(a)
For 2011, 2010 and 2009, hedge ineffectiveness reflects change in fair value on derivatives of $433 million gain, $117 million gain and $46 million loss, respectively, and change in fair value on hedged debt of $463 million loss, $123 million loss, and $33 million gain, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the FUEL notes (see Note 11).

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amounts and estimated fair value of our derivative financial instruments at December 31 (in millions):

	2011			2010
	Notional	Fair Value Assets	Fair Value Liabilities	Notional	Fair Value Assets	Fair Value Liabilities
Fair value hedges
Interest rate contracts	$7,786	$526	$—	$8,826	$503	$7

Derivatives not designated as hedging instruments
Interest rate contracts	70,348	637	237	52,698	685	322
Foreign exchange contracts (a)	3,079	53	37	3,309	33	16
Cross-currency interest rate swap contracts	987	12	12	1,472	25	189
Other (b)	2,500	137	—	—	—	—
Total derivatives not designated as hedging instruments	76,914	839	286	57,479	743	527
Total derivative financial instruments	$84,700	$1,365	$286	$66,305	$1,246	$534

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	Represents derivative features included in the FUEL notes (see Note 11).

We report derivative assets and derivative liabilities in Derivative financial instruments in our balance sheet at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. We do, however, consider our net position for determining fair value.

The notional amounts of the derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. Notional amounts are presented on a gross basis with no netting of offsetting exposure positions. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or foreign currency exchange rates.

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at December 31, 2011 was $1.4 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) decreased our derivative assets by $52 million and $9 million at December 31, 2011 and 2010, respectively, and decreased our derivative liabilities by $7 million and $4 million at December 31, 2011 and 2010, respectively. See Note 11 for additional information regarding fair value measurements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 13. DIVESTITURES AND OTHER ACTIONS

We execute divestitures and other business arrangements as part of our fundamental strategy to fund the business efficiently while managing our balance sheet risk. Specific actions we have undertaken are presented below by segment.

We classify disposal groups as held for sale when the sale is probable within one year and the disposal group is available for immediate sale in its present condition. A disposal group is classified as a discontinued operation when the criteria to be classified as held-for-sale have been met and we will not have any significant involvement with the disposal group after the sale. At December 31, 2011 and 2010, there were no assets and liabilities of held-for-sale disposal groups.

We perform an impairment test on a disposal group to be discontinued, held for sale, or otherwise disposed. We estimate fair value under the market approach to approximate the expected proceeds to be received. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value less transaction costs.

North America Segment

In 2005, we completed the sale of Triad Financial Corporation. We received additional proceeds pursuant to a contractual agreement entered into at the closing of the sale, and recognized an after-tax gain of $2 million in 2009 in Gain on disposal of discontinued operations.

International Segment

In 2011, we recorded foreign currency translation adjustments of $60 million (including $72 million recorded in the fourth quarter of 2011) related to the strategic decision to exit retail and wholesale financing in certain Asia Pacific markets. These adjustments decreased Accumulated other comprehensive income/(loss) (foreign currency translation) and increased our pre-tax income, which was recorded to Other income, net (see Note 15).

At the end of the third quarter of 2009, finance receivables of $911 million that we no longer had the intent to hold for the foreseeable future, or until maturity or payoff, were classified as held for sale. These assets represented the majority of our retail finance receivables in FCA Holdings Limited, our operation in Australia. As a result, we recorded a valuation allowance of $52 million to Other income, net to reflect the receivables at the lower of cost or fair value. The receivables were sold on October 1, 2009.

In 2009, we completed the sale of Primus Leasing Company Limited, our operation in Thailand that offered automotive retail and wholesale financing of Ford, Mazda and Volvo vehicles. As a result of the sale, we recognized a de minimis pre-tax gain in Other income, net.

NOTE 14. INSURANCE

We conduct insurance underwriting operations primarily through The American Road Insurance Company ("TARIC") and other subsidiaries. TARIC is a wholly owned subsidiary of Ford Credit. TARIC offers a variety of products and services, including contractual liability insurance on extended service contracts, physical damage insurance covering vehicles at dealer locations and vehicles in-transit between final assembly plants and dealer locations, commercial automobile liability and general liability to support Ford business operations, physical damage/liability reinsurance covering Ford dealer daily rental vehicles, and surety bonds issued to Ford and its subsidiaries.

Insurance premiums earned are reported net of reinsurance as Insurance premiums earned, net. These premiums are earned over their respective policy periods. Physical damage insurance premiums, including premiums on vehicles financed at wholesale by us, are recognized as income on a monthly basis. Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience. Commissions and premium taxes are deferred and amortized over the term of the related policies on the same basis on which premiums are earned.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 14. INSURANCE (Continued)

Insurance Expenses and Liabilities

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Insurance claims	$77	$43	$49
Claim adjustment expenses	6	4	4
Amortization of deferred acquisition costs	(3)	(1)	2
Insurance expenses	$80	$46	$55

The liability for reported insurance claims and an estimate of unreported insurance claims, based on past experience, was $14 million and $16 million at December 31, 2011 and 2010, respectively, and was included in Other liabilities and deferred income.

Reinsurance

TARIC's reinsurance activity primarily consists of ceding a majority of its automotive extended service plan contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets. Ceded insurance expenses that were deducted from the amounts reported as Insurance expenses were $74 million, $87 million and $101 million in 2011, 2010 and 2009, respectively.

The effect of reinsurance on premiums written and earned was as follows for the years ended December 31 (in millions):

	2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned
Direct	$219	$205	$167	$229	$137	$269
Assumed	8	8	4	5	2	8
Ceded	(137)	(113)	(89)	(136)	(70)	(177)
Net premiums	$90	$100	$82	$98	$69	$100

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 15. OTHER INCOME

Other income consists of various line items that are combined on the statement of operations due to their respective materiality compared with other individual income and expense items. This footnote provides more detailed information contained within this item.

The amounts included in Other income, net are as follows for the years ended December 31 (in millions):

	2011	2010	2009
Gains/(Losses) on extinguishment of debt	$(66)	$(139)	$20
Gains/(Losses) on derivatives (a)	33	64	(376)
Currency revaluation gains/(losses) (a)(b)	(11)	(92)	554
Interest and investment income	98	109	149
Insurance fee income	83	79	97
Other (c)	165	202	218
Other income, net	$302	$223	$662

(a)
Currency revaluation gains/(losses) primarily related to foreign denominated debt were substantially offset by gains/(losses) on derivatives. See Note 12 for detail by derivative instrument and risk type.

(b)	Included in 2009 are net gains of $316 million in pre-tax earnings related to unhedged currency exposure primarily from cross-border intercompany lending.

(c)
Included in 2011 is a $60 million net gain for foreign currency translation adjustments related to the strategic decision to exit retail and wholesale financing in certain Asia-Pacific Africa markets. See Note 13 for additional information.

NOTE 16. EMPLOYEE SEPARATION ACTIONS

We continuously monitor and manage the cost structure of our business to remain competitive within the industry. Restructuring charges related to employee separation actions are provided by segment.

The costs of voluntary employee separation actions are recorded in Operating expenses at the time of employee acceptance, unless the acceptance requires explicit approval by us. The costs of conditional voluntary separations are accrued when all conditions are satisfied. The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.

North America Segment

In the first quarter of 2011, we announced plans to cease operations at one of our loss prevention centers in the U.S.
The restructuring occurred through involuntary separations, attrition and retirements. In 2011, we recognized pre-tax charges of $7 million as a result of employee separation actions.

In the first quarter of 2010, we announced plans to continue to restructure our U.S. operations to meet changing business conditions, including the decline in our receivables. The restructuring occurred through involuntary separations, attrition and retirements. In 2010, we recognized pre-tax charges of $15 million as a result of employee separation actions.

In 2009, we recognized pre-tax charges of $42 million for employee separation actions relating to our U.S. restructuring which affected our servicing, sales and central operations. In 2010, we released $1 million of this reserve.

In 2009, we recognized pre-tax charges of $2 million for employee separation actions in Canada.

International Segment

In 2011, we recognized pre-tax charges of $18 million (including $3 million for retirement plan benefits) for employee separation actions primarily in European and Asia-Pacific Africa locations.

In 2010, we recognized pre-tax charges of $21 million (including $2 million for retirement plan benefits) for employee separation actions primarily in European locations.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 16. EMPLOYEE SEPARATION ACTIONS (Continued)

In 2009, we recognized pre-tax charges of $29 million (including $9 million for retirement plan benefits) for employee separation actions in European, Asia-Pacific Africa and Latin America locations.

NOTE 17. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION

We are a participating employer in certain retirement, postretirement health care and life insurance, and share-based compensation plans that are sponsored by Ford. As described below, Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford's Annual Report on Form 10-K for the year ended December 31, 2011, filed separately with the Securities and Exchange Commission.

Employee Retirement Plans

Benefits earned under certain Ford-sponsored retirement plans are generally based on an employee's length of service, salary and contributions. The allocation amount can be impacted by key assumptions (for example, discount rate and average rate of increase in compensation) that Ford uses in determining its retirement plan obligations. Also, we are jointly and severally liable to the Pension Benefit Guaranty Corporation ("PBGC") for certain Ford IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by the PBGC in a distress termination. We are liable to pay any plan deficiencies and could have a lien placed on our assets by the PBGC to collateralize this liability.

Retirement plan service costs allocated to Ford Credit for our employees in the U.S. participating in the Ford-sponsored plans were $26 million, $21 million and $21 million in 2011, 2010 and 2009, respectively, and were charged to Operating expenses. The allocated cost for 2011 was equivalent to 8% of Ford's total U.S. salaried retirement plan service cost.

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

Postretirement health care and life insurance assigned to Ford Credit for our employees in the U.S. participating in the Ford-sponsored plans reduced Operating expenses by $22 million, $21 million and $19 million in 2011, 2010 and 2009, respectively. The allocation for 2011 was equivalent to 7% of Ford's total U.S. salaried postretirement health care and life insurance benefits cost.

Stock Options

Certain of our employees have been granted stock options under Ford's Long-term Incentive Plans ("LTIP"). Costs of these stock option plans are allocated to us based on the total number of employees at Ford Credit that are eligible for stock options.

Employee stock option expense allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $2 million in 2011, 2010 and 2009, and were charged to Operating expenses. The allocated expense for 2011 was equivalent to 4% of Ford's total stock option expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 17. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION (Continued)

Restricted Stock Units

Certain of our employees have been granted performance and time-based restricted stock units. Restricted stock units awarded in stock ("RSU-stock") provide the recipients with the right to shares of stock after a restriction period. The fair value of the units granted under the 1998 LTIP is the average of the high and low market price of Ford's Common Stock on the grant date. The fair value of the units granted under the 2008 LTIP is the closing price of Ford's Common Stock on the grant date. Outstanding RSU-stock are either strictly time-based or a combination of performance and time-based. The restriction periods vary dependent upon the specific grant which generally ranges from one to three years.

Time-based RSU-stock awards generally vest under the graded vesting method.  One-third of the RSU-stock awards vest after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary.  The expense is recognized in accordance with this graded vesting method.

Performance RSU-stock have a performance period (usually 1-3 years) and a restriction period (usually 1-3 years). Compensation expense for these awards is not recognized until it is probable and estimable.  Expense is then recognized over the performance and restriction periods based on the fair market value of Ford Common Stock at grant date.

RSU-stock expense allocated to Ford Credit for our employees participating in these plans was $6 million, $10 million and $8 million in 2011, 2010 and 2009, respectively, and were charged to Operating expenses. The allocated expense for 2011 was equivalent to 4% of Ford's total RSU-stock expense.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 18. TRANSACTIONS WITH AFFILIATED COMPANIES

Transactions with Ford and affiliated companies occur in the ordinary course of business.

Income Statement

The income statement effects of transactions with Ford and affiliated companies for the years ended December 31 were as follows (reductions to Income/(Loss) before income taxes are presented as negative amounts) (in millions):

	2011	2010	2009
Net financing margin
Interest supplements and other support costs earned	$2,800	$3,226	$3,725
Operating lease revenue on leased vehicles	211	230	229
Residual value support (a)	152	339	431
Interest expense on debt	(36)	(27)	(28)
Interest income on notes receivables	27	48	28
Interest income on finance receivables (b)	36	6	16
Interest expense under tax sharing agreement (c)	(9)	(13)	(1)
Other revenue
Gains/(Losses) from derivative transactions (d)	2	(22)	(533)
Earned insurance premiums	99	118	148
Earned insurance premiums ceded	(59)	(86)	(127)
Interest income under tax sharing agreement (c)	—	—	3
Expenses
Advice and services expense (e)	(107)	(105)	(99)
Insurance loss and loss adjustment expenses	(47)	(57)	(65)
Insurance loss and loss adjustment expenses recovered	31	45	56
Retirement benefits and share-based compensation (f)	(12)	(12)	(12)

(a)	These amounts are primarily included in Depreciation on vehicles subject to operating leases.

(b)	Certain entities are reported as consolidated subsidiaries of Ford; revenue from providing financing to these entities is included in Financing revenue.

(c)
Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned by us under this agreement is included in Other income, net. Interest expenses due to Ford under this agreement are included in Interest expense.

(d)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were substantially offset by gains/(losses) on derivatives. See Notes 12 and 15 for additional information.

(e)
We receive technical and administrative advice and services from Ford and its affiliates, occupy office space furnished by Ford and its affiliates, utilize data processing facilities maintained by Ford and sell returned lease and repossessed vehicles sold through Ford auction lots. These costs are charged to Operating expenses.

(f)
In the U.S., we are a participating employer in certain retirement, postretirement health care and life insurance and share-based compensation plans that are sponsored by Ford. Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. See Note 17 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 18. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)

Balance Sheet

The balance sheet effects of transactions with Ford and affiliated companies at December 31 were as follows (in millions):

	2011	2010
Assets
Net finance receivables and investment in operating leases
Purchased receivables (a)	$3,709	$3,419
Unearned interest supplements on finance receivables (b)	(1,643)	(1,881)
Finance receivables (c)	653	487
Net investment in leased vehicles (d)	413	610
Notes and accounts receivables	1,152	1,095
Derivative financial instruments	53	33
Other assets
Vehicles held for resale (e)	15	298
Investment in non-consolidated affiliates	141	130
Liabilities
Accounts payable (f)(g)	(773)	(884)
Income taxes payable (g)	(660)	(1,348)
Debt (h)	(605)	(661)
Derivative financial instruments	(35)	(16)
Unearned interest supplements and residual support on operating leases (b)	(962)	(863)

(a)
We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers, and the purchase of other receivables generated by Ford. At December 31, 2011, $791 million of these assets are subject to limited guarantees by Ford. In addition, at December 31, 2011, Ford guaranteed $32 million of our finance receivables related to dealers.

(b)
Represents unearned interest supplements on finance receivables and operating leases and residual support payments for operating leases received from Ford. For contracts purchased prior to January 1, 2008, in the U.S. and Canada, Ford is obligated to pay us $47 million of interest supplements and $0 residual value support over the terms of the related finance and lease contracts at December 31, 2011, compared with $269 million of interest supplements and $26 million of residual support at December 31, 2010. The unpaid interest supplements and residual value support obligations on these contracts will continue to decline as the contracts liquidate.

(c)
Represents other receivables related to certain used vehicles from daily rental fleet companies where we are serving as Ford's agent and wholesale receivables with entities that are reported as consolidated subsidiaries of Ford. Consolidated subsidiaries include dealerships that are partially owned by Ford as consolidated VIEs and also certain overseas affiliates.

(d)
We have entered into a sale-leaseback agreement with Ford primarily for vehicles that Ford leases to employees of Ford and its subsidiaries. The investment in these vehicles is included in Net investment in operating leases and is guaranteed by Ford.

(e)	See Note 8 for information related to certain used vehicles from daily rental fleet companies where we are serving as Ford's agent that are reported in Other assets.

(f)	Includes $328 million and $366 million of postretirement health care and life insurance benefits due to Ford at December 31, 2011 and 2010, respectively.

(g)
In accordance with our intercompany tax sharing agreement with Ford, the United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation. The income tax payable to Ford does not include amounts recorded as Deferred income taxes. Refer to Note 10 for additional information. During 2011, we paid Ford $1.4 billion related to the agreement.

(h)
Includes $466 million and $483 million at December 31, 2011 and 2010, respectively, for cash from Blue Oval Holdings, a Ford U.K. subsidiary, to collateralize guarantees from FCE for Ford in Romania. See Note 21 for further information.

Commitments and Contingencies

We provide various guarantees to third parties on behalf of Ford. At December 31, 2011, the value of these guarantees totaled $324 million; Ford counter-guaranteed $314 million of these items. See Note 21 for information regarding guarantees of certain obligations of unconsolidated and other affiliates.

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

We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in Unallocated Risk Management and are excluded in assessing our North America and International segment performance, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments. We also adjust segment performance to re-allocate interest expense between the North America and International segments reflecting debt and equity levels proportionate to their product risk. The North America and International segments are presented on a managed basis. Managed basis includes Finance receivables, net and Net investment in operating leases included in our balance sheet, excluding unearned interest supplements related to finance receivables.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
2011
Total revenue (a)	$6,676	$2,182	$(135)	$—	$—	$(135)	$8,723
Income/(Loss) before income taxes	2,159	371	(126)	—	—	(126)	2,404
Other disclosures
Depreciation on vehicles subject to operating leases	1,490	284	—	—	—	—	1,774
Interest expense	2,408	1,108	(9)	—	—	(9)	3,507
Provision for credit losses	(119)	1	—	—	—	—	(118)
Net finance receivables and net investment in operating leases	66,295	18,353	—	—	(1,643)	(1,643)	83,005
Total assets	77,666	24,219	—	—	(1,643)	(1,643)	100,242

2010
Total revenue (a)	$8,125	$2,117	$(85)	$(10)	$—	$(95)	$10,147
Income/(Loss) before income taxes	2,785	354	(85)	—	—	(85)	3,054
Other disclosures
Depreciation on vehicles subject to operating leases	1,784	161	—	—	—	—	1,945
Interest expense	3,054	1,169	—	(1)	—	(1)	4,222
Provision for credit losses	(287)	18	—	—	—	—	(269)
Net finance receivables and net investment in operating leases	63,332	19,807	—	—	(1,881)	(1,881)	81,258
Total assets	77,835	25,742	—	—	(1,881)	(1,881)	101,696

2009
Total revenue (a)	$10,851	$2,438	$50	$(36)	$—	$14	$13,303
Income/(Loss) before income taxes (b)	1,905	46	50	—	—	50	2,001
Other disclosures
Depreciation on vehicles subject to operating leases	3,659	198	—	—	—	—	3,857
Interest expense	3,632	1,544	—	(14)	—	(14)	5,162
Provision for credit losses	717	249	—	—	—	—	966
Net finance receivables and net investment in operating leases	70,903	23,636	—	(61)	(1,932)	(1,993)	92,546
Total assets	88,703	30,608	—	(35)	(1,932)	(1,967)	117,344

(a)	Represents Total financing revenue, Insurance premiums earned, net and Other income, net.

(b)	North America segment income/(loss) before income taxes includes a net gain of $316 million related to unhedged currency exposure primarily from cross-border intercompany lending.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key information related to our geographic operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31 (in millions):

	2011	2010	2009
Total revenue (a)
United States operations	$5,373	$6,377	$8,772
Canadian operations	1,168	1,671	2,113
European operations	1,671	1,681	2,069
Other foreign operations	511	418	349
Total revenue	$8,723	$10,147	$13,303

Income/(Loss) before income taxes
United States operations	$1,572	$2,230	$1,391
Canadian operations	296	296	309
European operations	278	353	346
Other foreign operations	258	175	(45)
Total income/(loss) before income taxes	$2,404	$3,054	$2,001

Finance receivables, net and net investment in operating leases
United States operations	$56,282	$52,667	$59,691
Canadian operations	8,605	9,085	9,652
European operations	15,583	17,049	20,397
Other foreign operations	2,535	2,457	2,806
Total finance receivables, net and net investment in operating leases	$83,005	$81,258	$92,546

(a)	Represents Total financing revenue, Insurance premiums earned, net and Other income, net.

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Total revenue (a)	$2,227	$2,153	$2,206	$2,137	$8,723
Depreciation on vehicles subject to operating leases	(411)	(361)	(464)	(538)	(1,774)
Interest expense	(893)	(895)	(888)	(831)	(3,507)
Total financing margin and other revenue	923	897	854	768	3,442
Provision for credit losses	(64)	(25)	(20)	(9)	(118)
Net income/(loss)	451	383	350	611	1,795

2010
Total revenue (a)	$2,846	$2,606	$2,426	$2,269	$10,147
Depreciation on vehicles subject to operating leases	641	475	404	425	1,945
Interest expense	1,127	1,086	1,025	984	4,222
Total financing margin and other revenue	1,078	1,045	997	860	3,980
Provision for credit losses	(51)	(151)	(53)	(14)	(269)
Net income/(loss)	528	556	497	367	1,948

(a)	Represents Total financing revenue, Insurance premiums earned, net and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 21. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We have rental commitments for certain land, buildings, machinery and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2011 were as follows (in millions):

	2012	2013	2014	2015	2016	Thereafter
Minimum rentals on operating leases	$15	$14	$8	$5	$4	$16

Rental expense under cancelable and non-cancelable leases of $32 million, $32 million and $36 million was recorded in Operating expenses in 2011, 2010 and 2009, respectively.

Guarantees and Indemnifications

Guarantees are recorded at fair value at the inception of the guarantee. The carrying value of recorded liabilities related to guarantees are not material. At December 31, 2011 and 2010, the following guarantees and indemnifications were issued and outstanding:

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary through 2017, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $81 million and $130 million at December 31, 2011 and 2010, respectively. Of these values, $71 million and $75 million at December 31, 2011 and 2010, respectively, were counter-guaranteed by Ford to us.

In addition, FCE has guaranteed obligations of Ford in Romania pursuant to four guarantees with maximum potential payments of $709 million. Two of the guarantees have been fully collateralized by $466 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary. This cash is available for use in FCE's daily operations, and is recorded as Debt. The other guarantees of $243 million are not collateralized by Blue Oval Holdings, but are counter-guaranteed by Ford. These guarantees have an expiration date of August 25, 2012, and they could terminate upon payment and/or cancellation of the obligations by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 21. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2011. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.