Form 10-Q
period 2012-03-31
FORD MOTOR CREDIT CO LLC
filed 2012-05-04
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

or

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

Exhibit Index begins on page 52

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended March 31, 2012 and 2011
(in millions)

	First Quarter
	2012	2011
	(unaudited)
Financing revenue
Operating leases	$601	$647
Retail	487	529
Interest supplements and other support costs earned from affiliated companies	628	712
Wholesale	247	225
Other	13	14
Total financing revenue	1,976	2,127
Depreciation on vehicles subject to operating leases	(585)	(411)
Interest expense	(803)	(893)
Net financing margin	588	823
Other revenue
Insurance premiums earned	26	23
Other income, net (Note 11)	65	77
Total financing margin and other revenue	679	923
Expenses
Operating expenses	243	266
Provision for credit losses (Note 4)	(24)	(64)
Insurance expenses	8	8
Total expenses	227	210
Income/(Loss) before income taxes	452	713
Provision for income taxes (Note 1)	157	262
Net income/(loss)	$295	$451

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2012 and 2011
(in millions)

	First Quarter
	2012	2011
	(unaudited)
Net income/(loss)	$295	$451
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	208	333
Total other comprehensive income/(loss), net of tax	208	333
Comprehensive income/(loss)	$503	$784

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$7,747	$8,713
Marketable securities	4,982	3,835
Finance receivables, net (Note 2)	72,583	71,907
Net investment in operating leases (Note 3)	11,945	11,098
Notes and accounts receivable from affiliated companies	984	1,152
Derivative financial instruments (Note 7)	1,233	1,365
Other assets (Note 8)	2,208	2,172
Total assets	$101,682	$100,242

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,019	$901
Affiliated companies	1,240	773
Total accounts payable	2,259	1,674
Debt (Note 9)	85,170	84,659
Deferred income taxes	1,285	1,134
Derivative financial instruments (Note 7)	387	286
Other liabilities and deferred income (Note 8)	3,382	3,593
Total liabilities	92,483	91,346

SHAREHOLDER'S INTEREST
Shareholder's interest	5,274	5,274
Accumulated other comprehensive income/(loss) (Note 10)	808	600
Retained earnings	3,117	3,022
Total shareholder's interest	9,199	8,896
Total liabilities and shareholder's interest	$101,682	$100,242

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$3,852	$3,356
Finance receivables, net	49,526	49,329
Net investment in operating leases	5,695	6,354
Derivative financial instruments	113	157

LIABILITIES
Debt	$42,325	$41,421
Derivative financial instruments	128	97

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER'S INTEREST
For the Periods Ended March 31, 2012 and 2011
(in millions, unaudited)

	Shareholder's Interest	Accumulated Other Comprehensive Income/(Loss) (Note 10)	Retained Earnings	Total
Balance at December 31, 2011	$5,274	$600	$3,022	$8,896
Net income/(loss)	—	—	295	295
Other comprehensive income/(loss), net of tax	—	208	—	208
Distributions	—	—	(200)	(200)
Balance at March 31, 2012	$5,274	$808	$3,117	$9,199

Balance at December 31, 2010	$5,274	$821	$4,227	$10,322
Net income/(loss)	—	—	451	451
Other comprehensive income/(loss), net of tax	—	333	—	333
Distributions	—	—	(900)	(900)
Balance at March 31, 2011	$5,274	$1,154	$3,778	$10,206

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2012 and 2011
(in millions)

	First Quarter
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$295	$451
Adjustments to reconcile net income/(loss) to net cash provided by operations
Provision for credit losses	(24)	(64)
Depreciation and amortization	803	560
Amortization of upfront interest supplements	(458)	(439)
Net change in deferred income taxes	135	42
Net change in other assets	199	169
Net change in other liabilities	546	548
All other operating activities	(88)	(43)
Net cash provided by/(used in) operating activities	1,408	1,224
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(6,609)	(5,932)
Collections of finance receivables (other than wholesale)	6,828	6,808
Purchases of operating lease vehicles	(2,265)	(1,812)
Liquidations of operating lease vehicles	851	1,434
Net change in wholesale receivables	(90)	(1,620)
Net change in notes receivable from affiliated companies	139	(7)
Purchases of marketable securities	(5,514)	(7,830)
Proceeds from sales and maturities of marketable securities	4,380	9,664
Settlements of derivatives	(27)	(22)
All other investing activities	(52)	(3)
Net cash provided by/(used in) investing activities	(2,359)	680
Cash flows from financing activities
Proceeds from issuances of long-term debt	9,704	8,386
Principal payments on long-term debt	(8,214)	(10,003)
Change in short-term debt, net	(1,500)	693
Cash distributions to parent	(200)	(900)
All other financing activities	76	(31)
Net cash provided by/(used in) financing activities	(134)	(1,855)
Effect of exchange rate changes on cash and cash equivalents	119	195

Net increase/(decrease) in cash and cash equivalents	$(966)	$244

Cash and cash equivalents at January 1	$8,713	$8,347
Net increase/(decrease) in cash and cash equivalents	(966)	244
Cash and cash equivalents at March 31	$7,747	$8,591

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as "Ford Credit", "we", "our" or "us"). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford").

We reclassified certain prior year amounts in our consolidated financial statements to conform to current year presentation.

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Adoption of New Accounting Standards
Fair Value Measurement. On January 1, 2012, we adopted the new accounting standard that requires us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. See Note 12 for further disclosure regarding our fair value measurements.
Comprehensive Income - Presentation. On January 1, 2012, we adopted the new accounting standard that modifies the options for presentation of other comprehensive income. The new accounting standard requires us to present comprehensive income either in a single continuous statement or two separate but consecutive statements. We have elected to present comprehensive income in two separate but consecutive statements.
On January 1, 2012, we also adopted the new accounting standards Intangibles - Goodwill and Other, Transfers and Servicing - Repurchase Agreements, and Financial Services - Insurance. The adoption of these new accounting standards did not impact our financial condition or results of operations.

Accounting Standards Issued But Not Yet Adopted

Balance Sheet - Offsetting. In December 2011, the Financial Accounting Standards Board issued a new accounting standard that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The new accounting standard is effective for us as of January 1, 2013.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES

We segment our North America and International portfolio of finance receivables into "consumer" and "non-consumer" receivables. The receivables are secured by the vehicles, inventory, or other property being financed.

Consumer Segment. Receivables in this portfolio segment relate to products offered to individuals and businesses that finance the acquisition of Ford vehicles from dealers for personal or commercial use. The products include:

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	March 31, 2012			December 31, 2011
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,276	$8,311	$46,587	$38,406	$8,124	$46,530
Less: Unearned interest supplements (a)	(1,341)	(208)	(1,549)	(1,407)	(217)	(1,624)
Retail	36,935	8,103	45,038	36,999	7,907	44,906
Direct financing leases, gross	3	958	961	4	988	992
Less: Unearned interest supplements (a)	—	(18)	(18)	—	(19)	(19)
Direct financing leases	3	940	943	4	969	973
Consumer finance receivables (b)	$36,938	$9,043	$45,981	$37,003	$8,876	$45,879

Non-consumer
Wholesale	$15,729	$8,672	$24,401	$15,480	$8,516	$23,996
Dealer loans	1,099	60	1,159	1,103	63	1,166
Other (c)	1,029	459	1,488	988	372	1,360
Non-consumer finance receivables (b)(d)	17,857	9,191	27,048	17,571	8,951	26,522
Total recorded investment	$54,795	$18,234	$73,029	$54,574	$17,827	$72,401

Recorded investment in finance receivables	$54,795	$18,234	$73,029	$54,574	$17,827	$72,401
Less: Allowance for credit losses	(343)	(103)	(446)	(388)	(106)	(494)
Finance receivables, net (e)	$54,452	$18,131	$72,583	$54,186	$17,721	$71,907

Net finance receivables subject to fair value (f)			$71,631			$70,926
Fair value			73,218			72,466
 __________

(a)	Ford-sponsored special-rate financing attributable to retail contracts and direct financing leases.

(b)
At March 31, 2012 and December 31, 2011, includes North America consumer receivables of $27.9 billion and $29.4 billion and non-consumer receivables of $14.3 billion and $14.2 billion, respectively, and International consumer receivables of $6.8 billion and $6.6 billion and non-consumer receivables of $6.3 billion and $5.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

(c)
At March 31, 2012 and December 31, 2011, other receivables includes $560 million and $590 million, respectively, of receivables purchased from certain divisions and affiliates of Ford in the U.S. where control is retained by the seller and $211 million and $265 million, respectively, of receivables related to certain used vehicles from daily rental fleet companies where we are serving as Ford's agent.

(d)
At March 31, 2012 and December 31, 2011, includes $80 million and $67 million, respectively, of North America wholesale receivables and $15 million and $16 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At March 31, 2012 and December 31, 2011, includes $413 million and $305 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(e)	At March 31, 2012 and December 31, 2011, excludes $172 million and $180 million, respectively, of accrued uncollected interest receivables, which we report in Other assets on our balance sheet.

(f)
At March 31, 2012 and December 31, 2011, excludes $1.0 billion of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 12 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of our finance receivables balances at March 31, 2012 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$580	$49	$19	$66	$714	$36,221	$36,935
Direct financing leases	—	—	—	—	—	3	3
Non-consumer
Wholesale	7	—	—	2	9	15,720	15,729
Dealer loans	1	—	—	3	4	1,095	1,099
Other	1	—	—	—	1	1,028	1,029
Total North America recorded investment	589	49	19	71	728	54,067	54,795

International
Consumer
Retail	55	19	11	35	120	7,983	8,103
Direct financing leases	6	2	1	4	13	927	940
Non-consumer
Wholesale	2	1	—	5	8	8,664	8,672
Dealer loans	—	—	—	1	1	59	60
Other	—	—	—	1	1	458	459
Total International recorded investment	63	22	12	46	143	18,091	18,234
Total recorded investment	$652	$71	$31	$117	$871	$72,158	$73,029

Credit Quality

Consumer. When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and customer and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay.

Subsequent to origination, we review the credit quality of our retail and direct financing lease receivables based on customer payment activity. As each customer develops a payment history, we use an internally-developed behavioral scoring model to assist in determining the best collection strategies. Based on data from this scoring model, contracts are categorized by collection risk. Our collection models evaluate several factors, including origination characteristics, updated credit bureau data, and payment patterns. These models allow for more focused collection activity on higher-risk accounts and are used to refine our risk-based staffing model to ensure collection resources are aligned with portfolio risk.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our consumer receivables portfolio was as follows (in millions):

	March 31, 2012		December 31, 2011
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,801	$3	$36,839	$4
Special Mention	68	—	90	—
Substandard	66	—	70	—
Total North America recorded investment	36,935	3	36,999	4

International
Pass	8,038	933	7,834	962
Special Mention	30	3	33	4
Substandard	35	4	40	3
Total International recorded investment	8,103	940	7,907	969
Total recorded investment	$45,038	$943	$44,906	$973

Non-consumer. For all classes of non-consumer receivables, we extend commercial credit to dealers primarily in the form of approved lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Each commercial lending request is evaluated by taking into consideration the borrower's financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations. We also consider numerous other financial and qualitative factors including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors. A dealer's risk rating does not reflect any guarantees or a dealer owner's net worth.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our wholesale and dealer loan receivables was as follows (in millions):

	March 31, 2012		December 31, 2011
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$12,999	$872	$12,712	$876
Group II	2,450	154	2,489	165
Group III	258	66	273	58
Group IV	22	7	6	4
Total North America recorded investment	15,729	1,099	15,480	1,103

International
Group I	5,725	41	5,277	42
Group II	1,821	9	1,912	10
Group III	1,123	9	1,318	10
Group IV	3	1	9	1
Total International recorded investment	8,672	60	8,516	63
Total recorded investment	$24,401	$1,159	$23,996	$1,166

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

The recorded investment of consumer receivables in non-accrual status was $368 million, or 0.8% of our consumer receivables, at March 31, 2012, and $402 million, or 0.9% of our consumer receivables, at December 31, 2011.

The recorded investment of non-consumer receivables in non-accrual status was $18 million, or 0.1% of our non-consumer receivables, at March 31, 2012, and $27 million, or 0.1% of our non-consumer receivables, at December 31, 2011.

Finance receivables greater than 90 days past due and still accruing interest was $14 million of non-bankrupt retail accounts at March 31, 2012 and December 31, 2011, and $1 million of dealer loans were greater than 90 days past due and still accruing at March 31, 2012 and December 31, 2011.

Impaired Receivables

Consumer. Finance receivables are evaluated both collectively and specifically for impairment. Impaired consumer receivables represent accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code and are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. The recorded investment of consumer receivables that were impaired at March 31, 2012 and December 31, 2011 was $394 million, or 0.9% of consumer receivables, and $382 million, or 0.8% of consumer receivables, respectively.

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

The recorded investment of non-consumer receivables that were impaired at March 31, 2012 and December 31, 2011, was $70 million, or 0.3% of non-consumer receivables, and $64 million, or 0.2% of non-consumer receivables, respectively.

Troubled Debt Restructurings

Effective July 1, 2011, we applied the requirements of the new accounting standard related to TDRs to restructurings occurring on or after January 1, 2011.

A restructuring of debt constitutes a TDR if we grant a concession to a customer or borrower for economic or legal reasons related to the debtor's financial difficulties that we otherwise would not consider.

Consumer. Payment extensions are granted to consumers in the normal course of business. Payment extensions result in a short-term deferral of the customer's normal monthly payment and do not constitute TDRs because payment concessions are not granted on the principal amount of the account or the interest rate charged and are not granted to consumers considered to be in financial difficulty.

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

The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $63 million, or 0.1% of our consumer receivables, during the period ended March 31, 2012 and $119 million, or 0.3% of our consumer receivables, during the period ended March 31, 2011. A subsequent default occurs when contracts that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in repossession. The subsequent annualized default rate for consumer contracts was 6.1% of TDRs during the period ended March 31, 2012.

Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. The allowance for credit losses related to consumer TDRs was $17 million at March 31, 2012. We did not have any reserves for TDRs at March 31, 2011.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Non-consumer. Within our non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans. There were no dealer loans involved in TDRs during the period ended March 31, 2012. The outstanding recorded investment of dealer loans involved in TDRs was $12 million, or less than 0.1% of our non-consumer receivables, during the period ended March 31, 2012. A subsequent default occurs when receivables that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in foreclosure or charge-off. There were no subsequent defaults for non-consumer contracts for the period ended March 31, 2012. The subsequent annualized default rate was 33.3% of TDRs during the period ended March 31, 2011.

Dealer loans involved in TDRs are assessed for impairment and included in our allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of the collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of the collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value. The allowance for credit losses related to non-consumer TDRs was $5 million and $8 million at March 31, 2012 and 2011, respectively.

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consists primarily of lease contracts for new and used vehicles with retail customers, daily rental companies, government entities, and fleet customers with terms of 60 months or less.

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford and other Ford affiliates. The unamortized balance of unearned interest supplements and residual support payments on operating leases are included in Other liabilities and deferred income on the balance sheet. See Note 8 for additional information.

Net investment in operating leases were as follows (in millions):

	March 31, 2012	December 31, 2011
Vehicles, at cost, including initial direct costs	$14,410	$13,545
Less: Accumulated depreciation	(2,432)	(2,407)
Net investment in operating leases before allowance for credit losses (a)	11,978	11,138
Less: Allowance for credit losses	(33)	(40)
Net investment in operating leases	$11,945	$11,098
__________

(a)
Includes net investment in operating leases of $5.7 billion and $6.4 billion at March 31, 2012 and December 31, 2011, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and investment in operating leases for the periods ended March 31 (in millions):

	First Quarter 2012
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-consumer	Total
Allowance for credit losses
Beginning balance	$451	$43	$494	$40	$534
Charge-offs	(84)	(4)	(88)	(13)	(101)
Recoveries	47	5	52	14	66
Provision for credit losses	1	(17)	(16)	(8)	(24)
Other (a)	3	1	4	—	4
Ending balance	$418	$28	$446	$33	$479

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$401	$21	$422	$33	$455
Specific impairment allowance	17	7	24	—	24
Ending balance	$418	$28	$446	$33	$479

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$45,587	$26,978	$72,565	$11,978
Specifically evaluated for impairment	394	70	464	—
Recorded investment (b)	$45,981	$27,048	$73,029	$11,978

Ending balance, net of allowance for credit losses	$45,563	$27,020	$72,583	$11,945
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

	First Quarter 2011
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-consumer	Total
Allowance for credit losses
Beginning balance	$701	$66	$767	$87	$854
Charge-offs	(112)	3	(109)	(29)	(138)
Recoveries	57	1	58	25	83
Provision for credit losses	(31)	(24)	(55)	(9)	(64)
Other (a)	7	1	8	1	9
Ending balance	$622	$47	$669	$75	$744

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$622	$38	$660	$75	$735
Specific impairment allowance	—	9	9	—	9
Ending balance	$622	$47	$669	$75	$744

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,507	$26,250	$73,757	$10,051
Specifically evaluated for impairment	—	112	112	—
Recorded investment (b)	$47,507	$26,362	$73,869	$10,051

Ending balance, net of allowance for credit losses	$46,885	$26,315	$73,200	$9,976
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and liabilities related to our securitization transactions that were included in our financial statements (in billions):

	March 31, 2012
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.7	$30.9	$0.3	$30.6	$25.5
Wholesale	0.9	18.9	—	18.9	12.8
Finance receivables	3.6	49.8	0.3	49.5	38.3
Net investment in operating leases	0.3	5.7	—	5.7	4.0
Total VIE	$3.9	$55.5	$0.3	$55.2	$42.3

Non-VIE
Retail (c)	$0.2	$3.8	$—	$3.8	$3.4
Wholesale	—	1.7	—	1.7	1.4
Finance receivables	0.2	5.5	—	5.5	4.8
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$5.5	$—	$5.5	$4.8

Total securitization transactions
Retail (c)	$2.9	$34.7	$0.3	$34.4	$28.9
Wholesale	0.9	20.6	—	20.6	14.2
Finance receivables	3.8	55.3	0.3	55.0	43.1
Net investment in operating leases	0.3	5.7	—	5.7	4.0
Total securitization transactions	$4.1	$61.0	$0.3	$60.7	$47.1
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2011
	Cash and Cash Equivalents	Finance Receivables & Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.5	$31.7	$0.3	$31.4	$26.0
Wholesale	0.5	17.9	—	17.9	11.2
Finance receivables	3.0	49.6	0.3	49.3	37.2
Net investment in operating leases	0.4	6.4	—	6.4	4.2
Total VIE	$3.4	$56.0	$0.3	$55.7	$41.4

Non-VIE
Retail (c)	$0.3	$4.3	$—	$4.3	$3.8
Wholesale	—	1.9	—	1.9	1.5
Finance receivables	0.3	6.2	—	6.2	5.3
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.2	$—	$6.2	$5.3

Total securitization transactions
Retail (c)	$2.8	$36.0	$0.3	$35.7	$29.8
Wholesale	0.5	19.8	—	19.8	12.7
Finance receivables	3.3	55.8	0.3	55.5	42.5
Net investment in operating leases	0.4	6.4	—	6.4	4.2
Total securitization transactions	$3.7	$62.2	$0.3	$61.9	$46.7
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Interest expense related to securitization debt for the periods ended March 31 was as follows (in millions):

	First Quarter
	2012	2011
VIE	$227	$254
Non-VIE	27	36
Total securitization transactions	$254	$290

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Certain of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate their interest rate risk resulting from derivatives with our securitization entities. See Notes 7 and 12 for information regarding our derivatives. Our exposures based on the fair value of derivative instruments related to securitization programs were as follows (in millions):

	March 31, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE - securitization entities	$113	$128	$157	$97
Ford Credit related to VIE	82	79	81	63
Other Ford Credit securitization related	13	27	12	25
Total securitization transactions	$208	$234	$250	$185

Derivative expense/(income) related to our securitization transactions for the periods ended March 31 was as follows (in millions):

	First Quarter
	2012	2011
VIE - securitization entities	$95	$(55)
Ford Credit related to VIE	12	65
Other Ford Credit securitization related	6	2
Total securitization transactions	$113	$12

NOTE 6. VARIABLE INTEREST ENTITIES

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Nearly all of our VIEs are special purpose entities used for our securitizations.

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

VIEs of Which We are the Primary Beneficiary

We use special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are secured by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including primarily subordinated securities issued by the VIEs, and rights to cash held for the benefit of the securitization investors.

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

•	Net investment in operating leases – vehicle residual value risk, consumer credit risk, and pre-payment risk

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from the VIEs when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $125 million and $0 at March 31, 2012 and December 31, 2011, respectively, and ranged from $0 to $125 million during the first quarter of 2012. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

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

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for information on our derivative transactions.

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $75 million and $71 million at March 31, 2012 and December 31, 2011, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into various derivative contracts:

•	Interest rate contracts including swaps, caps and floors that are used to manage the effects of interest rate fluctuations;

•	Foreign currency exchange contracts that are used to manage foreign exchange exposure; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign denominated debt.

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

Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. Regardless, we only enter into transactions that we believe will be highly effective at offsetting the underlying economic risk. We report net interest settlements and accruals and changes in the fair value of derivatives not designated as hedging instruments through Other income, net. Cash flows associated with non-designated or de-designated derivatives are reported in Net cash provided by/(used in) investing activities in our statement of cash flows.

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net. Hedge ineffectiveness, recorded in Other income, net, is the difference between the change in fair value of the derivative and the change in the value of the hedged debt that is attributable to the changes in the benchmark interest rate.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the periods ended March 31 (in millions):

	First Quarter
	2012	2011
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$41	$66
Ineffectiveness (a)	1	(18)
Total	$42	$48

Derivatives not designated as hedging instruments
Interest rate contracts	$(9)	$(2)
Foreign currency exchange contracts (b)	(62)	(7)
Cross-currency interest rate swap contracts (b)	(48)	(14)
Other (c)	(38)	—
Total	$(157)	$(23)
__________

(a)
For the first quarter of 2012 and 2011, hedge ineffectiveness reflects change in fair value on derivatives of $80 million loss and $88 million loss, respectively, and change in fair value on hedged debt of $81 million gain and $70 million gain, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the Ford Upgrade Exchange Linked ("FUEL") notes (see Note 12).

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amounts and estimated fair value of our derivative financial instruments  (in millions):

	March 31, 2012			December 31, 2011
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$10,516	$457	$34	$7,786	$526	$—

Derivatives not designated as hedging instruments
Interest rate contracts	65,795	675	267	70,348	637	237
Foreign currency exchange contracts (a)	2,917	2	40	3,079	53	37
Cross-currency interest rate swap contracts	1,379	—	46	987	12	12
Other (b)	2,500	99	—	2,500	137	—
Total derivatives not designated as hedging instruments	72,591	776	353	76,914	839	286
Total derivative financial instruments	$83,107	$1,233	$387	$84,700	$1,365	$286
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)	Represents derivative features included in the FUEL notes (see Note 12).

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at March 31, 2012 was $1.2 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) decreased our derivative assets by $23 million and $52 million at March 31, 2012 and December 31, 2011, respectively, and decreased our derivative liabilities by $11 million and $7 million at March 31, 2012 and December 31, 2011, respectively. See Note 12 for additional information regarding valuation methodologies.

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

Other assets were as follows (in millions):

	March 31, 2012	December 31, 2011
Accrued interest and other non-finance receivables	$683	$635
Collateral held for resale, at net realizable value	312	374
Restricted cash (a)	172	121
Deferred charges	286	281
Deferred charges – income taxes	165	156
Prepaid reinsurance premiums and other reinsurance receivables	253	252
Investment in non-consolidated affiliates	145	141
Property and equipment, net of accumulated depreciation (b)	134	137
Other	58	75
Total other assets	$2,208	$2,172
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $392 million and $383 million at March 31, 2012 and December 31, 2011, respectively.

Other liabilities and deferred income were as follows (in millions):

	March 31, 2012	December 31, 2011
Interest payable	$675	$812
Deferred interest supplements and residual support payments on net investment in operating leases	1,001	962
Income taxes payable to Ford and affiliated companies (a)	549	660
Unrecognized tax benefits	555	535
Unearned insurance premiums	265	266
Other	337	358
Total other liabilities and deferred income	$3,382	$3,593
__________

(a)	In the first quarter of 2012 and in the year ended December 31, 2011, we paid $99 million and $1.4 billion, respectively, to Ford in accordance with our intercompany tax sharing agreement with Ford.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT

We have a commercial paper program with qualified institutional investors. We also obtain other short-term funding from the issuance of demand notes to retail investors through our floating rate demand notes program. We have certain asset-backed securitization programs that issue short-term debt securities that are sold to institutional investors. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding.

We obtain long-term debt funding through the issuance of a variety of unsecured and asset-backed debt securities in the U.S. and international capital markets. We also sponsor a number of asset-backed securitization programs that issue long-term debt securities that are sold to institutional investors in the U.S. and international capital markets. Obligations issued in securitizations are payable only out of collections on the underlying securitized assets and related enhancements.

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2012	2011	2012	2011	March 31, 2012	December 31, 2011
Short-term debt
Asset-backed commercial paper	0.4%	0.3%			$6,670	$6,835
Floating rate demand notes	1.2%	1.3%			4,935	4,713
Other asset-backed short-term debt	1.2%	1.5%			1,298	2,741
Other short-term debt	6.5%	6.9%			1,687	1,735
Total short-term debt	1.4%	1.4%	1.4%	1.4%	14,590	16,024
Long-term debt
Senior indebtedness
Notes payable within one year					5,142	6,127
Notes payable after one year					25,953	24,892
Asset-backed debt
Notes payable within one year					16,697	16,526
Notes payable after one year					22,345	20,558
Unamortized discount					(121)	(149)
Fair value adjustments					564	681
Total long-term debt	4.1%	4.2%	4.5%	4.6%	70,580	68,635
Total debt	3.6%	3.7%	3.9%	4.0%	$85,170	$84,659

Fair value of debt					$88,026	$86,785

Interest rates are presented for the first quarter of 2012 and fourth quarter of 2011. Average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees. Fair value adjustments relate to designated fair value hedges of unsecured debt.

The fair value of debt includes $6.6 billion and $6.4 billion of short-term debt at March 31, 2012 and December 31, 2011, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 12 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

Debt with affiliated companies included in the above table was as follows (in millions):

	March 31, 2012	December 31, 2011
Other short-term debt	$48	$48
Notes payable within one year	480	466
Notes payable after one year	173	91
Total debt with affiliated companies (a)	$701	$605
__________

(a)	Includes primarily cash from Blue Oval Holdings, a Ford U.K. subsidiary, to collateralize guarantees from FCE Bank plc ("FCE") for Ford in Romania. See Note 14 for further information.

Debt Repurchases and Calls. From time to time and based on market conditions, we may repurchase or call some of our outstanding unsecured and asset-backed debt. If we have excess liquidity and it is an economically favorable use of our available cash, we may repurchase or call debt at a price lower or higher than its carrying value, resulting in a gain or loss on extinguishment.

In the first quarter of 2012, through private market transactions, we repurchased an aggregate principal amount of $50 million (including $6 million maturing in 2012) of our unsecured debt. As a result, we recorded a pre-tax loss of $3 million, net of unamortized premiums, discounts and fees in Other income, net. There were no repurchase or call transactions for asset backed debt during first quarter.

In the first quarter of 2011, through private market transactions, we repurchased and called an aggregate principal amount of $673 million (including $114 million maturing in 2011) of our unsecured debt. As a result, we recorded a pre-tax loss of $7 million, net of unamortized premiums, discounts and fees in Other income, net. There were no repurchase or call transactions for asset backed debt during first quarter.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At March 31, 2012, maturities were as follows (in millions):

	2012 (a)	2013	2014	2015	2016	Thereafter (b)	Total
Unsecured debt	$9,126	$6,036	$3,696	$7,414	$2,163	$9,282	$37,717
Asset-backed debt	21,999	11,071	7,584	2,809	2,799	748	47,010
Unamortized (discount)/premium (c)	(4)	(4)	(93)	(6)	(7)	(7)	(121)
Fair value adjustments (c)	9	60	37	97	18	343	564
Total debt	$31,130	$17,163	$11,224	$10,314	$4,973	$10,366	$85,170
__________

(a)	Includes $14,153 million for short-term and $16,977 million for long-term debt.

(b)	Includes $8,873 million of unsecured debt maturing between 2017 and 2021 with the remaining balance maturing after 2031.

(c)	Presented based on maturity date of related debt.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) ("AOCI") for the periods ended March 31 were as follows (in millions):

	First Quarter
	2012	2011
Foreign currency translation
Beginning balance	$600	$821
Net gain/(loss) on foreign currency translation (net of tax of $0 and $0)	208	332
Reclassifications to net income (net of tax of $0 and $0)	—	1
Other comprehensive income/(loss), net of tax	208	333
Ending balance	$808	$1,154

Total AOCI ending balance at March 31	$808	$1,154

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the statement of operations due to their respective materiality compared with other individual income and expense items. This footnote provides more detailed information contained within this item.

The amounts included in Other income, net are as follows for the periods ended March 31 (in millions):

	First Quarter
	2012	2011
Gains/(Losses) on extinguishment of debt	$(3)	$(7)
Gains/(Losses) on derivatives (a)	(156)	(41)
Currency revaluation gains/(losses) (a)	95	16
Interest and investment income	30	28
Insurance fee income	16	38
Other	83	43
Other income, net	$65	$77
__________

(a)
Currency revaluation gains/(losses) primarily related to foreign denominated debt were substantially offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented in our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis such as impairments.

Fair Value Measurements

In measuring fair value, we use various valuation methodologies and prioritize the use of observable inputs. The use of observable and unobservable inputs and their significance in measuring fair value are reflected in our fair value hierarchy assessment.

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable

•	Level 2 – inputs include quoted prices for similar instruments and observable inputs such as interest rates, currency exchange rates, and yield curves

•	Level 3 – inputs include data not observable in the market and reflect management judgment about the assumptions market participants would use in pricing the instruments

We review the inputs to the fair value measurements to ensure they are appropriately categorized within the fair value hierarchy. Transfers into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period.

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, market price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are classified as Cash and cash equivalents, reported at par value, and excluded from the tables below.

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is a more than insignificant risk of change in value due to interest rate, market price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including: quotes for similar fixed-income securities, matrix pricing, income approach using benchmark curves, or other factors to determine fair value. In certain cases, when market data are not available, we use broker quotes to determine fair value.

A review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

Derivative Financial Instruments. Our derivatives are over-the-counter customized derivative transactions and are not exchange traded. We estimate the fair value of these instruments using industry-standard valuation models such as a discounted cash flow. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates, foreign exchange rates, and the contractual terms of the derivative instruments. The discount rate used is the relevant interbank deposit rate (e.g., LIBOR) plus an adjustment for non-performance risk. The adjustment reflects the full credit default swap ("CDS") spread applied to a net exposure, by counterparty, considering the master netting agreements. We use our counterparty's CDS spread when we are in a net asset position and our own CDS spread when we are in a net liability position.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Our two FUEL securitization transactions have derivative features which include a mandatory exchange to our unsecured notes when our senior unsecured debt receives two investment grade credit ratings among Fitch, Moody's and S&P, and a make-whole provision. We estimated the fair value of these features by comparing the market value of the FUEL notes to the value of a hypothetical debt instrument without these features.

Finance Receivables. The fair value of finance receivables is measured for purposes of disclosure (see Note 2). We measure the fair value of finance receivables based on an income approach using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to a present value based on assumptions regarding credit losses, pre-payment speed, and the discount rate, which is based on the characteristics of the receivables. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

On a nonrecurring basis, when retail contracts are greater than 120 days past due or deemed to be uncollectible, or if individual dealer loans are probable of foreclosure, we use the fair value of collateral, adjusted for estimated costs to sell, to determine the fair value adjustment to our receivables. The collateral for retail receivables is the vehicle financed, and for dealer loans is real estate or other property.

The fair value measurements for retail receivables are based on the number of contracts multiplied by the loss severity and the probability of default ("POD") percentage, or the outstanding receivable balances multiplied by the average recovery value ("ARV") percentage to determine the fair value adjustment.

The fair value measurements for dealer loans are based on an assessment of the estimated market value of collateral. The assessment is performed by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker's opinion of value, and purchase offers. The fair value adjustment is determined by comparing the net carrying value of the dealer loan and the estimated market value of collateral.

Debt. We measure debt at fair value for purposes of disclosure (see Note 9) using quoted market prices for our own debt with approximately the same remaining maturities, where possible. Where market prices are not available, we estimate fair value using discounted cash flow models with market-based expectations for interest rates, our own credit risk, and the contractual terms of the debt instruments. For certain short-term debt issuances with an original maturity date of one year or less, we assume that book value is a reasonable approximation of debt's fair value. For asset-backed debt issued in securitization transactions, the principal payments are based on projected payments for specific assets securing the underlying debt considering historical pre-payment speeds. The fair value of debt is categorized within Level 2 of the hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	March 31, 2012				December 31, 2011
	Level 1 (a)	Level 2 (a)	Level 3	Total	Level 1 (a)	Level 2 (a)	Level 3	Total
Assets
Cash equivalents — financial instruments
U.S. government	$5	$—	$—	$5	$1	$—	$—	$1
U.S. government-sponsored enterprises	—	125	—	125	—	75	—	75
Non-U.S. government agencies (b)	—	—	—	—	—	150	—	150
Corporate debt	—	—	—	—	—	—	—	—
Mortgage-backed and other asset-backed	—	—	—	—	—	—	—	—
Non-U.S. government	—	255	—	255	—	15	—	15
Total cash equivalents — financial instruments (c)	5	380	—	385	1	240	—	241
Marketable securities
U.S. government	1,455	—	—	1,455	619	—	—	619
U.S. government-sponsored enterprises	—	1,285	—	1,285	—	713	—	713
Non-U.S. government agencies (b)	—	797	—	797	—	778	—	778
Corporate debt	—	1,110	—	1,110	—	1,186	—	1,186
Mortgage-backed and other asset-backed	—	85	—	85	—	88	—	88
Non-U.S. government	—	243	—	243	—	444	—	444
Other liquid investments (d)	—	7	—	7	—	7	—	7
Total marketable securities	1,455	3,527	—	4,982	619	3,216	—	3,835
Derivative financial instruments
Interest rate contracts	—	1,132	—	1,132	—	1,163	—	1,163
Foreign currency exchange contracts	—	2	—	2	—	53	—	53
Cross-currency interest rate swap contracts	—	—	—	—	—	12	—	12
Other (e)	—	—	99	99	—	—	137	137
Total derivative financial instruments	—	1,134	99	1,233	—	1,228	137	1,365
Total assets at fair value	$1,460	$5,041	$99	$6,600	$620	$4,684	$137	$5,441

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$301	$—	$301	$—	$237	$—	$237
Foreign currency exchange contracts	—	40	—	40	—	37	—	37
Cross-currency interest rate swap contracts	—	46	—	46	—	12	—	12
Total derivative financial instruments	—	387	—	387	—	286	—	286
Total liabilities at fair value	$—	$387	$—	$387	$—	$286	$—	$286
__________

(a)	There were no transfers between Level 1 and 2 during the period.

(b)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(c)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $5.1 billion and $5.7 billion at March 31, 2012 and December 31, 2011, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.2 billion and $2.8 billion at March 31, 2012 and December 31, 2011, respectively.

(d)	Includes certificates of deposits and time deposits subject to changes in value.

(e)	Represents derivative features included in the FUEL notes.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following table summarizes the changes recorded through income in Level 3 items measured at fair value on a recurring basis and reported on our balance sheet for the periods ended March 31 (in millions):

	First Quarter
	2012			2011
	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value
Beginning balance	$—	$137	$137	$1	$(109)	$(108)
Realized/unrealized gains/(losses)
Other income, net	—	(38)	(38)	—	(17)	(17)
Other comprehensive income/(loss) (b)	—	—	—	—	(1)	(1)
Interest income/(expense) (c)	—	—	—	—	5	5
Total realized/unrealized gains/(losses)	—	(38)	(38)	—	(13)	(13)
Purchases, issues, sales and settlements
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	49	49
Total purchases, issues, sales and settlements	—	—	—	—	49	49
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (d)	—	—	—	(1)	—	(1)
Ending balance	$—	$99	$99	$—	$(73)	$(73)

Unrealized gains/(losses) on instruments still held	$—	$(38)	$(38)	$—	$29	$29
__________

(a)	See Note 7 for detail on financial statement presentation by hedge designation.

(b)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(c)	Recorded in Interest expense.

(d)	Represents transfers out of $1 million due to the increase in availability of observable data as a result of greater market activity for these securities.

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the periods ended March 31, 2012 and December 31, 2011 that were still held on our balance sheet at those dates (in millions):

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
North America
Retail receivables	$—	$—	$66	$66	$—	$—	$70	$70
Dealer loans, net	—	—	2	2	—	—	6	6
Total North America	$—	$—	$68	$68	$—	$—	$76	$76

International
Retail receivables	$—	$—	$35	$35	$—	$—	$39	$39

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our statement of operations for the periods ended March 31 related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	First Quarter
	2012	2011
North America
Retail receivables	$(11)	$(14)
Dealer loans, net	—	—
Total North America	$(11)	$(14)

International
Retail receivables	$(5)	$(3)
Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of the collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs for the period ended March 31, 2012 (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Fair Value Range
Recurring basis
Derivative features included in the FUEL notes	$99	Market Approach	Credit spreads. A higher credit spread will result in a lower fair value.	$85 - $112
Nonrecurring basis
Retail receivables
North America	$66	Income Approach	POD percentage	$54 - $66
International	$35	Income Approach	ARV percentage	$28 - $42
Dealer loans, net	$2	Income Approach	Estimated market value	$2 - $4

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

We measure the performance of our segments primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates. These adjustments are included in Unallocated Risk Management and are excluded in assessing our North America and International segment performance, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to these segments. We also adjust segment performance to re-allocate interest expense between the North America and International segments reflecting debt and equity levels proportionate to their product risk. The North America and International segments are presented on a managed basis. Managed basis includes Finance receivables, net and Net investment in operating leases on our balance sheet, and excludes unearned interest supplements related to finance receivables.

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
First Quarter 2012
Total revenue (a)	$1,612	$502	$(47)	$—	$(47)	$2,067
Income/(Loss) before income taxes	404	91	(43)	—	(43)	452
Other disclosures
Depreciation on vehicles subject to operating leases	495	90	—	—	—	585
Interest expense	576	230	(3)	—	(3)	803
Provision for credit losses	(23)	(1)	—	—	—	(24)
Net finance receivables and net investment in operating leases	67,416	18,679	—	(1,567)	(1,567)	84,528
Total assets	79,741	23,508	—	(1,567)	(1,567)	101,682

First Quarter 2011
Total revenue (a)	$1,759	$528	$(60)	$—	$(60)	$2,227
Income/(Loss) before income taxes	651	122	(60)	—	(60)	713
Other disclosures
Depreciation on vehicles subject to operating leases	364	47	—	—	—	411
Interest expense	621	272	—	—	—	893
Provision for credit losses	(61)	(3)	—	—	—	(64)
Net finance receivables and net investment in operating leases	63,712	21,333	—	(1,869)	(1,869)	83,176
Total assets	76,855	26,789	—	(1,869)	(1,869)	101,775
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees are not material. At March 31, 2012 and December 31, 2011, the following guarantees and indemnifications were issued and outstanding:

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $111 million and $81 million at March 31, 2012 and December 31, 2011, respectively. Of these values, $73 million and $71 million at March 31, 2012 and December 31, 2011, respectively, were counter-guaranteed by Ford to us.

In addition, FCE has guaranteed obligations of Ford in Romania pursuant to four guarantees with maximum potential payments of $731 million at March 31, 2012. Two of the guarantees have been fully collateralized by $480 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary. This cash is available for use in FCE's daily operations, and is recorded as Debt. The other guarantees of $251 million are not collateralized by Blue Oval Holdings, but are counter-guaranteed by Ford. These guarantees have an expiration date of August 25, 2012, and they could terminate upon payment and/or cancellation of the obligations by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

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

Litigation and Claims

Various legal actions, governmental investigations and other proceedings and claims are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of state and federal laws related to tax matters, financial services, employment-related matters, dealers, personal injury matters, investor matters, financial reporting matters and other contractual relationships. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve compensatory, punitive, or treble damage claims in very large amounts, or other relief, which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at March 31, 2012. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the "Company") as of March 31, 2012 and December 31, 2011, and the related consolidated statements of operations, of comprehensive income, of shareholder's interest and of cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, of shareholder's interest, and of cash flows for the year then ended (not presented herein), and in our report dated February 21, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 4, 2012

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On a pre-tax basis we earned $452 million in the first quarter of 2012, compared with $713 million a year ago. The following chart shows the decrease in pre-tax operating profit by causal factor:

2012 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions

$713
$(261)
$452
$12
$(67)
$(40)
$(206)
$40
2011 1Q
2012 1Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

	2011 1Q	2012 1Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
Memo:							
B / (W) 2011 4Q		**$ (54)**	**$12**	**$(55)**	**$15**	**$(36)**	**$10**
<u>Receivables</u> (Bils.) (a)							
Total	**$ 83**	**$ 85**					
Managed	**85**	**86**

__________

(a)
Total receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit’s balance sheet. Managed receivables equal total receivables, excluding unearned interest supplements of $(2) billion at March 31, 2011 and $(1) billion at March 31, 2012.

The decline reflects fewer lease terminations, which resulted in fewer vehicles sold at a gain, lower financing margin, and lower credit loss reserve reductions.

Results of our operations by business segment and unallocated risk management for the quarters ending March 31 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	First Quarter
	2012	2011	2012 Over/(Under) 2011
Income/(Loss) before income taxes
North America Segment	$404	$651	$(247)
International Segment	91	122	(31)
Unallocated risk management	(43)	(60)	17
Income/(Loss) before income taxes	$452	$713	$(261)

The decrease in North America Segment pre-tax earnings is more than explained by fewer lease terminations, which resulted in fewer vehicles sold at a gain, lower financing margin, and lower credit loss reserve reductions.

The decrease in International Segment pre-tax results is primarily explained by unfavorable lease residual performance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the quarters ending March 31 were as follows (in thousands):

	First Quarter
	2012	2011
North America Segment
United States	236	199
Canada	23	26
Total North America Segment	259	225
International Segment
Europe	97	104
Other international	13	10
Total International Segment	110	114
Total contract placement volume	369	339

Shown below are our financing shares of new vehicles sold by dealers in the United States and new vehicles sold by dealers in Europe for the quarters ending March 31.  Also shown below are our wholesale financing shares of new vehicles acquired by dealers in the United States, excluding fleet, and of new vehicles acquired by dealers in Europe for the quarters ending March 31:

	First Quarter
	2012	2011
United States
Financing share - Ford and Lincoln
Retail installment and lease	39%	36%
Wholesale	79	81
Europe
Financing share - Ford
Retail installment and lease	27%	27%
Wholesale	98	99

North America Segment

The increase in total contract placement volumes primarily reflected higher financing share and higher sales of new vehicles.  Higher financing share was primarily explained by changes in Ford's marketing programs that favored us.

International Segment

In the first quarter of 2012, our total contract placement volumes were down slightly from a year ago, primarily reflecting lower industry volume in Europe, offset partially by growth in China.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, at March 31, 2012 and December 31, 2011 were as follows (in billions):

	March 31, 2012	December 31, 2011
Receivables
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$38.3	$38.4
Non-Consumer
Wholesale	15.7	15.5
Dealer loan and other	2.1	2.1
Total North America Segment – finance receivables (a)	56.1	56.0
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	9.3	9.1
Non-Consumer
Wholesale	8.7	8.5
Dealer loan and other	0.5	0.4
Total International Segment – finance receivables (a)	18.5	18.0
Unearned interest supplements	(1.6)	(1.6)
Allowance for credit losses	(0.4)	(0.5)
Finance receivables, net	72.6	71.9
Net investment in operating leases (a)	11.9	11.1
Total receivables (b)	$84.5	$83.0
Memo:
Total managed receivables (c)	$86.1	$84.6
__________

(a)
At March 31, 2012 and December 31, 2011, includes consumer receivables before allowance for credit losses of $34.7 billion and $36.0 billion, respectively, and non-consumer receivables before allowance for credit losses of $20.6 billion and $19.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2012 and December 31, 2011, includes net investment in operating leases before allowance for credit losses of $5.7 billion and $6.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2011.

(b)	Includes allowance for credit losses of $479 million and $534 million at March 31, 2012 and December 31, 2011, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at March 31, 2012, increased from year-end 2011, primarily due to higher Ford and Lincoln receivables and changes in currency exchange rates, partially offset by the discontinuation of financing for Jaguar, Land Rover, Mazda, Volvo, and Mercury.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail installment and lease) and non-consumer (wholesale and dealer loan) segments to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserve) is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. A description of our allowance setting process is provided in the "Critical Accounting Estimates - Allowance for Credit Losses" section of Item 7 of Part II of our 2011 10-K Report.

Most of our charge-offs are related to retail installment sale and lease contracts. Charge-offs result from the number of vehicle repossessions, the unpaid balance outstanding at the time of repossession, the auction price of repossessed vehicles, and other charge-offs. We also incur credit losses on our wholesale loans, but default rates for these receivables historically have been substantially lower than those for retail installment sale and lease contracts. For additional information on severity, refer to the "Critical Accounting Estimates - Allowance for Credit Losses" section of Item 7 of Part II of our 2011 10-K Report.

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At March 31, 2012 and December 31, 2011, between 5% - 6% of the outstanding U.S. retail finance and lease contracts in our portfolio were classified by us as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Loss Metrics

Worldwide

The following charts show quarterly trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the reserve and unearned interest supplements related to finance receivables), credit loss reserve, and our credit loss reserve as a percentage of end-of-period ("EOP") receivables:

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils.)

$55
$49
$45
$52
$35
Q1
Q2
Q3
Q4
Q1
2011
2012

Loss-to-Receivables Ratio (LTR)

0.27%
0.23%
0.21%
0.25%
0.17%
Q1
Q2
Q3
Q4
Q1
2011
2012

Memo: Retail & Lease

$59	$41	$45	$53	$36

Credit Loss Reserve (Mils.) and Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
Reserve
0.87%
0.78%
0.73%
0.63%
0.55%
$744
$673
$598
$534
$479
Q1
Q2
Q3
Q4
Q1
2011
2012

Our first quarter credit losses continued to be at historically low levels.

Charge-offs in the first quarter were $35 million, down $20 million from the same period a year ago reflecting lower repossessions in the United States. Charge-offs were down $17 million from the fourth quarter of 2011, reflecting the same factor just mentioned.

The credit loss reserve was $479 million, down $265 million from a year ago and down $55 million from the fourth quarter of 2011, reflecting the decrease in charge-offs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Retail Installment and Operating Lease

The following charts show the credit loss metrics for our U.S. Ford and Lincoln brand retail installment sale and operating lease portfolio which comprised approximately 70% of our worldwide consumer portfolio at March 31, 2012:

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies

0.16%
0.13%
0.15%
0.14%
0.12%
Q1
Q2
Q3
Q4
Q1
2011
2012

Memo: New Bankruptcy Filings (000)

9	8	7	7	6

Repossessions (000)

Repo. Ratio
12
10
12
11
9
1.98%
1.71%
1.93%
1.83%
1.54%
Q1
Q2
Q3
Q4
Q1
2011
2012

Severity

$6,500
$6,500
$6,300
$6,700
$6,700
Q1
Q2
Q3
Q4
Q1
2011
2012

Charge-Offs (Mils.) and LTR (%)

LTR
$44
$23
$34
$43
$26
0.45%
0.24%
0.34%
0.42%
0.25%
Q1
Q2
Q3
Q4
Q1
2011
2012

Over-60-day delinquencies were 0.12% in the first quarter, down four basis points from the same period a year ago.

Repossessions in the first quarter were 9,000 units or 1.54% of average accounts outstanding.

Severity of $6,700 in the first quarter was $200 higher than the same period a year ago, primarily reflecting a change to include certain repossession expenses in charge-offs. Excluding this change, severity was down quarter-over-quarter and year-over-year, primarily driven by improvements in used car auction values.

As discussed previously, charge-offs and LTRs have declined on a year-over-year and quarter-over-quarter basis due to lower repossessions.

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

For additional information on our residual risk on operating leases, refer to the "Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases" section of Item 7 of Part II of our 2011 10-K Report.

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show return volumes and auction values at constant first quarter 2012 vehicle mix for vehicles returned in the respective periods. Our U.S. Ford and Lincoln operating lease portfolio accounted for about 85% of our total investment in operating leases at March 31, 2012.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
30
17
13
25
12
13
16
8
7
15
3
7
5
19
10
5
4
Q1
Q2
Q3
Q4
Q1
2011
2012

Memo: U.S. Return Rates

62%	55%	48%	58%	66%

Auction Values (At Q1 2012 Mix)

24-Month
$20,200
36-Month
$16,850
$17,850
$17,790
$16,675
$16,925
Q1
Q2
Q3
Q4
Q1
2011
2012

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$10.0	$10.2	$10.4	$11.1	$11.9

Lease return volumes in the first quarter were 37% lower than the same period last year, primarily reflecting the lower lease placements in 2009. The first quarter lease return rate was 66%, up four percentage points compared with the same period last year and up eight percentage points compared with the fourth quarter of 2011. The increase reflects a higher mix of 24-month contracts, which typically have higher return rates than longer term contracts.

In the first quarter, our strong auction values for 36-month vehicles continued, up $75 per unit from the same period last year and up $250 from the fourth quarter.

Our worldwide net investment in operating leases was $11.9 billion at the end of the first quarter of 2012, up from $11.1 billion at year end 2011.

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

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2011 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody's			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	B+	NR	Positive
Feb. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Sep. 2011	BB (high)	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Oct. 2011	BB (high)	R-4	Stable	BB+	B	Positive	Ba1	NP	Positive	BB+	NR	Stable
Apr. 2012	BB (high)	R-4	Stable	BBB-	F3	Stable	Ba1	NP	Positive	BB+ (a)	NR	Stable
__________

(a)	S&P assigns FCE Bank plc ("FCE") a long-term senior unsecured credit rating of BBB-, maintaining a one notch differential versus Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy remains focused on diversification. We continue to develop new products and platforms, and we plan to continue accessing a variety of markets, channels and investors. In the first quarter of 2012, we launched an unsecured commercial paper program in the United States and at March 31, 2012 we had over $200 million outstanding. The program is unrated and is not supported by bank lines. Our liquidity remains strong, and we will maintain cash balances and committed capacity that meet our business and funding requirements in all global market conditions.

We are on track to achieve our 2012 funding plan. Through May 3, 2012, we completed $10 billion of funding in the public markets, including over $3 billion of unsecured issuance and about $200 million issued under the Ford Credit U.S. Retail Notes program.

We ended the quarter with about $18 billion of liquidity and about $33 billion of committed capacity, compared with about $17 billion of liquidity and $33 billion of committed capacity at December 31, 2011. We renewed about $2 billion of committed capacity in the first quarter. For additional information on our committed capacity programs, refer to the "Liquidity" section.

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE

Billions
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt and Other (c)
Equity
Cash, Cash Equivalents and Marketable Securities (d)
$83
$5
$7
$37
$39
$10
$15
$85
$5
$7
$40
$36
$9
$12
$86
$5
$7
$40
$37
$9
$12
$85-95
~$5
$4-7
$37-42
$42-45
$9-10
$12-14
Year End 2010
Year End 2011
Q1 2012
Year End 2012 Fcst.

	Year End 2010	Year End 2011	Q1 2012	Year End 2012 Fcst.
Securitized Funding as Percentage of Managed Receivables	52%	55%	54%	49 - 54%

__________

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Includes about $200 million of unsecured commercial paper in the U.S. in First Quarter 2012.

(d)	Excludes marketable securities related to insurance activities.

At the end of the first quarter of 2012, managed receivables were $86 billion. We ended the quarter with $12.3 billion in cash, and securitized funding was 54% of managed receivables.

We are projecting 2012 year-end managed receivables in the range of $85 billion to $95 billion and securitized funding is expected to represent about 49% to 54% of total managed receivables. The lower end of this range reflects in part Ford Upgrade Exchange Linked ("FUEL") notes converting to unsecured debt. It is our expectation that securitized funding as a percent of managed receivables will decline going forward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following table shows our planned issuances for full-year 2012, and our public term funding issuances through May 3, 2012, and full-years 2011 and 2010 (in billions):

	Term Funding Plan
	2012
	Full-Year Forecast	Through May 3,	Full-Year 2011	Full-Year 2010

Unsecured	$ 8-11	$3	$8	$6
Securitizations (a)	10-12	7	11	11
Total	$ 18-23	$10	$19	$17
__________

(a)	Includes Rule 144A offerings such as FUEL notes issuance in 2011.

Through May 3, 2012, we completed $10 billion of public term funding in the United States and Europe, including over $3 billion of unsecured debt. This reflects about half of our public term funding needs for the year.

For 2012, we project full-year public term funding in the range of $18 billion to $23 billion, consisting of $8 billion to $11 billion of unsecured debt and $10 billion to $12 billion of public securitizations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

We define gross liquidity as cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) and capacity (which includes our credit facilities, FCAR Owner Trust retail securitization program ("FCAR"), and asset-backed funding facilities), less utilization of liquidity.  Utilization of liquidity is the amount funded under our liquidity sources, and also includes the cash and cash equivalents required to support securitization transactions. Securitization cash is cash held for the benefit of the securitization investors (for example, a reserve fund).  Liquidity available for use is defined as gross liquidity less asset-backed capacity in excess of eligible receivables.

The following table illustrates our liquidity programs and utilization (in billions):

	March 31, 2012	December 31, 2011
Liquidity Sources (a)
Cash (b)	$12.3	$12.1
Unsecured Credit Facilities	0.7	0.7
FCAR Bank Lines	7.3	7.9
Conduit / Bank Asset-Backed Securitizations ("ABS")	24.5	24.0
Total Liquidity Sources	$44.8	$44.7

Utilization of Liquidity
Securitization Cash (c)	$(4.1)	$(3.7)
Unsecured Credit Facilities	(0.2)	(0.2)
FCAR Bank Lines	(6.7)	(6.8)
Conduit / Bank ABS	(11.3)	(14.5)
Total Utilization of Liquidity	(22.3)	(25.2)
Gross Liquidity	22.5	19.5
Capacity in Excess of Eligible Receivables	(4.4)	(2.4)
Liquidity Available For Use	$18.1	$17.1
__________

(a)
FCAR and conduits subject to availability of sufficient assets and ability to obtain derivatives to manage interest rate risk; FCAR commercial paper must be supported by bank lines equal to at least 100% of the principal amount; conduits include committed securitization programs.

(b)	Cash, cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(c)	Securitization cash is to be used only to support on-balance sheet securitization transactions.

At March 31, 2012 we had $44.8 billion of committed capacity and cash diversified across a variety of markets and platforms. During the quarter, the increase to conduit and bank ABS capacity largely offset the reduction in FCAR bank lines. The utilization of our liquidity totaled $22.3 billion at quarter-end. The reduction in utilization during the quarter was primarily attributable to higher public funding.

We ended the quarter with gross liquidity of $22.5 billion, which includes about $4.4 billion in capacity in excess of eligible receivables, providing a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Liquidity available for use remained strong at $18.1 billion at the end of the quarter, compared with $17.1 billion at year end.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2012, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $12.3 billion, compared with $12.1 billion at year-end 2011.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  We currently do not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at March 31, 2012.

The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $4.1 billion and $3.7 billion at March 31, 2012 and December 31, 2011, respectively.

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our unsecured debt on the open market. In the first quarter of 2012, we repurchased about $50 million of our unsecured debt.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24.5 billion at March 31, 2012, ($12.9 billion retail, $8.2 billion wholesale, and $3.4 billion lease assets) of which about $7.2 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $22.4 billion having maturities within the next twelve months (of which $6.4 billion relates to FCE commitments), and the remaining balance having maturities between May 2013 and August 2014. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At March 31, 2012, $11.3 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities. At March 31, 2012, we and our majority-owned subsidiaries had $736 million of contractually-committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $705 million at March 31, 2012) credit facility (the "FCE Credit Agreement") which matures in 2014. During the fourth quarter of 2011, FCE drew £125 million (equivalent to about $200 million) as part of its plans for periodic usage of the facility, and at March 31, 2012, FCE had £315 million (equivalent to about $505 million) available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and us to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At March 31, 2012, FCE had £55 million (equivalent to about $88 million) of commitments from financial institutions in Italy and Spain. There were no commitments from financial institutions in Greece, Ireland or Portugal.

In addition, at March 31, 2012, we had about $7.3 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program, of which $4.2 billion expire in 2012 and $3.1 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At March 31, 2012, $7.3 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At March 31, 2012, the outstanding commercial paper balance for the FCAR program was $6.7 billion.

Liquidity Risks

Refer to the "Liquidity" section of Item 7 of Part II of our 2011 10-K Report for a list of factors that could affect our liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder's interest as equity.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31, 2012	December 31, 2011
Total debt	$85.2	$84.7
Equity	9.2	8.9
Financial statement leverage (to 1)	9.3	9.5

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31, 2012	December 31, 2011
Total debt	$85.2	$84.7
Adjustments for cash, cash equivalents, and marketable securities (a)	(12.3)	(12.1)
Adjustments for derivative accounting (b)	(0.6)	(0.7)
Total adjusted debt	$72.3	$71.9

Equity	$9.2	$8.9
Adjustments for derivative accounting (b)	(0.3)	(0.2)
Total adjusted equity	$8.9	$8.7
Managed leverage (to 1) (c)	8.1	8.3
__________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At March 31, 2012, our managed leverage was 8.1 to 1 compared with 8.3 to 1 at December 31, 2011, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford. In the first quarter of 2012, we paid $200 million in distributions to our parent, Ford Holdings LLC. For additional information on our planned distributions, refer to the "Outlook" section.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

Consistent with prior guidance, we expect to be solidly profitable for full-year 2012, but at a lower level than 2011, primarily reflecting fewer lease terminations, which result in fewer vehicles sold at a gain, lower financing margin, and lower credit loss reserve reductions. We project full year pre-tax profits of about $1.5 billion.

At year-end 2012, we anticipate managed receivables to be in the range of $85 billion to $95 billion.

In addition, we expect to pay total distributions in 2012 of between $500 million and $1 billion. We will continue to assess future distributions based on our available liquidity and managed leverage objectives.

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

Automotive Related:

•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events or other factors;

•	Decline in Ford's market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of new or existing Ford products;

•	Market shift away from sales of larger, more profitable vehicles beyond Ford's current planning assumption, particularly in the United States;

•	An increase in fuel prices, continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations or other factors;

•
Economic distress of suppliers that may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase Ford's costs, affect Ford's liquidity, or cause production constraints or disruptions;

•
Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, information technology issues, production constraints or difficulties, or other factors);

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

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;

•	Higher-than-expected credit losses, lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;

•	Cybersecurity risks to operational systems, security systems, or infrastructure owned by us or a third-party vendor, or at a supplier facility;

•	New or increased credit, consumer or data protection or other laws and regulations resulting in higher costs and/or additional financing restrictions;

•	Changes in Ford's operations or changes in Ford's marketing programs could result in a decline in our financing volumes;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General:

•	Fluctuations in foreign currency exchange rates and interest rates;

•	Adverse effects on Ford's or our operations resulting from economic, geopolitical, or other events;

•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

•	Labor or other constraints on Ford's or our ability to maintain competitive cost structure;

•	Substantial pension and postretirement healthcare and life insurance liabilities impairing Ford's or our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns); and

•	Inherent limitations of internal controls impacting financial statements and safeguarding of assets.

We cannot be certain that any expectations, forecasts, or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional discussion of these risk factors, see Item 1A of Part I of our 2011 10-K Report and Item 1A of Part I of Ford's 2011 10-K Report.

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of March 31, 2012, and for the three-month periods ended March 31, 2012 and 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 21, 2012 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2011 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2012, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $78 million over the next twelve months, compared with an increase of $60 million at December 31, 2011. The sensitivity analysis presented above assumes a one percentage point rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer ("CEO"), and Michael L. Seneski, our Chief Financial Officer ("CFO") and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2012, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ MICHAEL L. SENESKI
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	May 4, 2012

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 4, 2012, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1, 2, and 5 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012	Incorporated herein by reference to Ford Motor Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report (a)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report (a)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report (a)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report (a)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report (a)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report (a)

_______
(a) Submitted electronically with this Report.