Form 10-Q
period 2012-06-30
FORD MOTOR CREDIT CO LLC
filed 2012-08-03
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

or

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

Exhibit Index begins on page 55

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended June 30, 2012 and 2011
(in millions)

	Second Quarter		First Half
	2012	2011	2012	2011
	(unaudited)
Financing revenue
Operating leases	$636	$623	$1,237	$1,270
Retail	471	521	958	1,050
Interest supplements and other support costs earned from affiliated companies	583	725	1,211	1,437
Wholesale	235	240	482	465
Other	13	14	26	28
Total financing revenue	1,938	2,123	3,914	4,250
Depreciation on vehicles subject to operating leases	(583)	(361)	(1,168)	(772)
Interest expense	(774)	(895)	(1,577)	(1,788)
Net financing margin	581	867	1,169	1,690
Other revenue
Insurance premiums earned	25	23	51	46
Other income, net (Note 11)	57	7	122	84
Total financing margin and other revenue	663	897	1,342	1,820
Expenses
Operating expenses	248	276	491	542
Provision for credit losses (Note 4)	(51)	(25)	(75)	(89)
Insurance expenses	28	42	36	50
Total expenses	225	293	452	503
Income/(Loss) before income taxes	438	604	890	1,317
Provision for income taxes (Note 1)	142	221	299	483
Net income/(loss)	$296	$383	$591	$834

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2012 and 2011
(in millions)

	Second Quarter		First Half
	2012	2011	2012	2011
	(unaudited)
Net income/(loss)	$296	$383	$591	$834
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	(252)	99	(44)	432
Total other comprehensive income/(loss), net of tax	(252)	99	(44)	432
Comprehensive income/(loss)	$44	$482	$547	$1,266

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$7,651	$8,713
Marketable securities	3,886	3,835
Finance receivables, net (Note 2)	71,030	71,907
Net investment in operating leases (Note 3)	12,932	11,098
Notes and accounts receivable from affiliated companies	920	1,152
Derivative financial instruments (Note 7)	1,307	1,365
Other assets (Note 8)	2,175	2,172
Total assets	$99,901	$100,242

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$988	$901
Affiliated companies	675	773
Total accounts payable	1,663	1,674
Debt (Note 9)	83,903	84,659
Deferred income taxes	1,415	1,134
Derivative financial instruments (Note 7)	299	286
Other liabilities and deferred income (Note 8)	3,478	3,593
Total liabilities	90,758	91,346

SHAREHOLDER'S INTEREST
Shareholder's interest	5,274	5,274
Accumulated other comprehensive income/(loss) (Note 10)	556	600
Retained earnings	3,313	3,022
Total shareholder's interest	9,143	8,896
Total liabilities and shareholder's interest	$99,901	$100,242

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$3,199	$3,356
Finance receivables, net	45,513	49,329
Net investment in operating leases	4,245	6,354
Derivative financial instruments	10	157

LIABILITIES
Debt	$36,996	$41,421
Derivative financial instruments	108	97

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER'S INTEREST
For the Periods Ended June 30, 2012 and 2011
(in millions, unaudited)

	Shareholder's Interest	Accumulated Other Comprehensive Income/(Loss) (Note 10)	Retained Earnings	Total
Balance at December 31, 2011	$5,274	$600	$3,022	$8,896
Net income/(loss)	—	—	591	591
Other comprehensive income/(loss), net of tax	—	(44)	—	(44)
Distributions	—	—	(300)	(300)
Balance at June 30, 2012	$5,274	$556	$3,313	$9,143

Balance at December 31, 2010	$5,274	$821	$4,227	$10,322
Net income/(loss)	—	—	834	834
Other comprehensive income/(loss), net of tax	—	432	—	432
Distributions	—	—	(1,900)	(1,900)
Balance at June 30, 2011	$5,274	$1,253	$3,161	$9,688

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2012 and 2011
(in millions)

	First Half
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$591	$834
Adjustments to reconcile net income/(loss) to net cash provided by operations
Provision for credit losses	(75)	(89)
Depreciation and amortization	1,658	1,040
Amortization of upfront interest supplements	(886)	(877)
Net change in deferred income taxes	275	139
Net change in other assets	486	738
Net change in other liabilities	351	683
All other operating activities	(192)	(65)
Net cash provided by/(used in) operating activities	2,208	2,403
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(13,857)	(12,650)
Collections of finance receivables (other than wholesale)	13,729	13,682
Purchases of operating lease vehicles	(4,818)	(3,853)
Liquidations of operating lease vehicles	1,773	2,932
Net change in wholesale receivables	918	(2,039)
Net change in notes receivable from affiliated companies	142	(158)
Purchases of marketable securities	(9,932)	(16,201)
Proceeds from sales and maturities of marketable securities	9,883	18,863
Settlements of derivatives	(3)	11
All other investing activities	(111)	(186)
Net cash provided by/(used in) investing activities	(2,276)	401
Cash flows from financing activities
Proceeds from issuances of long-term debt	18,829	17,009
Principal payments on long-term debt	(16,704)	(19,974)
Change in short-term debt, net	(2,801)	919
Cash distributions to parent	(300)	(1,900)
All other financing activities	35	(18)
Net cash provided by/(used in) financing activities	(941)	(3,964)
Effect of exchange rate changes on cash and cash equivalents	(53)	285

Net increase/(decrease) in cash and cash equivalents	$(1,062)	$(875)

Cash and cash equivalents at January 1	$8,713	$8,347
Net increase/(decrease) in cash and cash equivalents	(1,062)	(875)
Cash and cash equivalents at June 30	$7,651	$7,472

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as "Ford Credit", "we", "our", or "us"). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford").

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	June 30, 2012			December 31, 2011
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$38,414	$7,888	$46,302	$38,406	$8,124	$46,530
Less: Unearned interest supplements (a)	(1,304)	(226)	(1,530)	(1,407)	(217)	(1,624)
Retail	37,110	7,662	44,772	36,999	7,907	44,906
Direct financing leases, gross	5	881	886	4	988	992
Less: Unearned interest supplements (a)	—	(16)	(16)	—	(19)	(19)
Direct financing leases	5	865	870	4	969	973
Consumer finance receivables (b)	$37,115	$8,527	$45,642	$37,003	$8,876	$45,879

Non-consumer
Wholesale	$15,539	$7,479	$23,018	$15,480	$8,516	$23,996
Dealer loans	1,117	55	1,172	1,103	63	1,166
Other (c)	1,169	409	1,578	988	372	1,360
Non-consumer finance receivables (b)(d)	17,825	7,943	25,768	17,571	8,951	26,522
Total recorded investment	$54,940	$16,470	$71,410	$54,574	$17,827	$72,401

Recorded investment in finance receivables	$54,940	$16,470	$71,410	$54,574	$17,827	$72,401
Less: Allowance for credit losses	(287)	(93)	(380)	(388)	(106)	(494)
Finance receivables, net (e)	$54,653	$16,377	$71,030	$54,186	$17,721	$71,907

Net finance receivables subject to fair value (f)			$70,154			$70,926
Fair value			71,846			72,466
 __________

(a)	Ford-sponsored special-rate financing attributable to retail contracts and direct financing leases.

(b)
At June 30, 2012 and December 31, 2011, includes North America consumer receivables of $24.5 billion and $29.4 billion and non-consumer receivables of $14.2 billion and $14.2 billion, respectively, and International consumer receivables of $6.5 billion and $6.6 billion and non-consumer receivables of $5.3 billion and $5.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

(c)
At June 30, 2012 and December 31, 2011, other receivables includes $593 million and $590 million, respectively, of receivables purchased from certain divisions and affiliates of Ford in the U.S. where control is retained by the seller and $98 million and $265 million, respectively, of receivables related to certain used vehicles from daily rental fleet companies where we are serving as Ford's agent.

(d)
At June 30, 2012 and December 31, 2011, includes $73 million and $67 million, respectively, of North America wholesale receivables and $15 million and $16 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At June 30, 2012 and December 31, 2011, includes $319 million and $305 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(e)	At June 30, 2012 and December 31, 2011, excludes $171 million and $180 million, respectively, of accrued uncollected interest receivables, which we report in Other assets on our balance sheet.

(f)
At June 30, 2012 and December 31, 2011, excludes $1.0 billion of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 12 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of our finance receivables balances at June 30, 2012 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$638	$68	$19	$60	$785	$36,325	$37,110
Direct financing leases	—	—	—	—	—	5	5
Non-consumer
Wholesale	—	—	—	1	1	15,538	15,539
Dealer loans	—	17	—	2	19	1,098	1,117
Other	—	—	—	—	—	1,169	1,169
Total North America recorded investment	638	85	19	63	805	54,135	54,940

International
Consumer
Retail	38	20	11	27	96	7,566	7,662
Direct financing leases	4	3	1	3	11	854	865
Non-consumer
Wholesale	3	—	—	8	11	7,468	7,479
Dealer loans	—	—	—	1	1	54	55
Other	—	—	—	1	1	408	409
Total International recorded investment	45	23	12	40	120	16,350	16,470
Total recorded investment	$683	$108	$31	$103	$925	$70,485	$71,410

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

Credit quality ratings for our consumer receivables are categorized as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of collateral

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our consumer receivables portfolio was as follows (in millions):

	June 30, 2012		December 31, 2011
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$36,963	$5	$36,839	$4
Special Mention	87	—	90	—
Substandard	60	—	70	—
Total North America recorded investment	37,110	5	36,999	4

International
Pass	7,604	858	7,834	962
Special Mention	31	4	33	4
Substandard	27	3	40	3
Total International recorded investment	7,662	865	7,907	969
Total recorded investment	$44,772	$870	$44,906	$973

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our wholesale and dealer loan receivables was as follows (in millions):

	June 30, 2012		December 31, 2011
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$12,941	$906	$12,712	$876
Group II	2,299	153	2,489	165
Group III	280	45	273	58
Group IV	19	13	6	4
Total North America recorded investment	15,539	1,117	15,480	1,103

International
Group I	4,752	38	5,277	42
Group II	1,569	8	1,912	10
Group III	1,151	8	1,318	10
Group IV	7	1	9	1
Total International recorded investment	7,479	55	8,516	63
Total recorded investment	$23,018	$1,172	$23,996	$1,166

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

The recorded investment of consumer receivables in non-accrual status was $342 million, or 0.7% of our consumer receivables, at June 30, 2012, and $402 million, or 0.9% of our consumer receivables, at December 31, 2011.

The recorded investment of non-consumer receivables in non-accrual status was $44 million, or 0.2% of our non-consumer receivables, at June 30, 2012, and $27 million, or 0.1% of our non-consumer receivables, at December 31, 2011.

Finance receivables greater than 90 days past due and still accruing interest included $15 million and $14 million of non-bankrupt consumer accounts at June 30, 2012 and December 31, 2011, respectively, and were de minimis for non-consumer loans at June 30, 2012 and December 31, 2011.

Impaired Receivables

Consumer. Finance receivables are evaluated both collectively and specifically for impairment. Impaired consumer receivables include accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. The recorded investment of consumer receivables that were impaired at June 30, 2012 and December 31, 2011 was $398 million, or 0.9% of consumer receivables, and $382 million, or 0.8% of consumer receivables, respectively.

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

The recorded investment of non-consumer receivables that were impaired at June 30, 2012 and December 31, 2011, was $81 million, or 0.3% of non-consumer receivables, and $64 million, or 0.2% of non-consumer receivables, respectively.

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

Consumer receivable contracts may be modified to lower the customer's payment by extending the term of the contract or lowering the interest rate as a remedy to avoid or cure delinquency. We do not grant concessions on the principal balance for re-written contracts. Contracts that are modified at an interest rate that is below the market rate are considered to be TDRs. In addition, consumer receivables modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code are considered to be TDRs.

The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $123 million, or 0.3% of our consumer receivables, during the period ended June 30, 2012 and $207 million, or 0.4% during the period ended June 30, 2011. A subsequent default occurs when contracts that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in repossession. The subsequent annualized default rate for consumer contracts was 5.9% of TDRs during the period ended June 30, 2012.

Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of collateral is used to estimate the specific impairment. The allowance for credit losses related to consumer TDRs was $17 million at June 30, 2012. We did not have any reserves for TDRs at June 30, 2011.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 2. FINANCE RECEIVABLES (Continued)

Non-consumer. Within our non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans. The recorded investment of dealer loans modified as TDRs during the period ended June 30, 2012 was de minimis.

Dealer loans involved in TDRs are assessed for impairment and included in our allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value. The allowance for credit losses related to non-consumer TDRs was de minimis.

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

Net investment in operating leases were as follows (in millions):

	June 30, 2012	December 31, 2011
Vehicles, at cost, including initial direct costs	$15,386	$13,545
Less: Accumulated depreciation	(2,428)	(2,407)
Net investment in operating leases before allowance for credit losses (a)	12,958	11,138
Less: Allowance for credit losses	(26)	(40)
Net investment in operating leases	$12,932	$11,098
__________

(a)
Includes net investment in operating leases of $4.2 billion and $6.4 billion at June 30, 2012 and December 31, 2011, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 (in millions):

	Second Quarter 2012
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-consumer	Total
Allowance for credit losses
Beginning balance	$418	$28	$446	$33	$479
Charge-offs	(65)	(3)	(68)	(11)	(79)
Recoveries	46	2	48	14	62
Provision for credit losses	(34)	(8)	(42)	(9)	(51)
Other (a)	(4)	—	(4)	(1)	(5)
Ending balance	$361	$19	$380	$26	$406

	First Half 2012
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-consumer	Total
Allowance for credit losses
Beginning balance	$451	$43	$494	$40	$534
Charge-offs	(149)	(7)	(156)	(24)	(180)
Recoveries	93	7	100	28	128
Provision for credit losses	(33)	(25)	(58)	(17)	(75)
Other (a)	(1)	1	—	(1)	(1)
Ending balance	$361	$19	$380	$26	$406

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$344	$18	$362	$26	$388
Specific impairment allowance	17	1	18	—	18
Ending balance	$361	$19	$380	$26	$406

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$45,244	$25,687	$70,931	$12,958
Specifically evaluated for impairment	398	81	479	—
Recorded investment (b)	$45,642	$25,768	$71,410	$12,958

Ending balance, net of allowance for credit losses	$45,281	$25,749	$71,030	$12,932
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

	Second Quarter 2011
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-consumer	Total
Allowance for credit losses
Beginning balance	$622	$47	$669	$75	$744
Charge-offs	(92)	(9)	(101)	(26)	(127)
Recoveries	52	1	53	25	78
Provision for credit losses	(21)	6	(15)	(10)	(25)
Other (a)	2	1	3	—	3
Ending balance	$563	$46	$609	$64	$673

	First Half 2011
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-consumer	Total
Allowance for credit losses
Beginning balance	$701	$66	$767	$87	$854
Charge-offs	(204)	(6)	(210)	(55)	(265)
Recoveries	109	2	111	50	161
Provision for credit losses	(52)	(18)	(70)	(19)	(89)
Other (a)	9	2	11	1	12
Ending balance	$563	$46	$609	$64	$673

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$563	$36	$599	$64	$663
Specific impairment allowance	—	10	10	—	10
Ending balance	$563	$46	$609	$64	$673

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$47,298	$27,005	$74,303	$10,248
Specifically evaluated for impairment	—	108	108	—
Recorded investment (b)	$47,298	$27,113	$74,411	$10,248

Ending balance, net of allowance for credit losses	$46,735	$27,067	$73,802	$10,184
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. TRANSFERS OF RECEIVABLES

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to many different institutional investors in both public and private transactions in capital markets worldwide.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	June 30, 2012
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.3	$27.7	$0.2	$27.5	$22.5
Wholesale	0.6	18.0	—	18.0	11.6
Finance receivables	2.9	45.7	0.2	45.5	34.1
Net investment in operating leases	0.3	4.2	—	4.2	2.9
Total VIE	$3.2	$49.9	$0.2	$49.7	$37.0

Non-VIE
Retail (c)	$0.2	$3.3	$—	$3.3	$2.9
Wholesale	—	1.5	—	1.5	1.2
Finance receivables	0.2	4.8	—	4.8	4.1
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$4.8	$—	$4.8	$4.1

Total securitization transactions
Retail (c)	$2.5	$31.0	$0.2	$30.8	$25.4
Wholesale	0.6	19.5	—	19.5	12.8
Finance receivables	3.1	50.5	0.2	50.3	38.2
Net investment in operating leases	0.3	4.2	—	4.2	2.9
Total securitization transactions	$3.4	$54.7	$0.2	$54.5	$41.1
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2011
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.5	$31.7	$0.3	$31.4	$26.0
Wholesale	0.5	17.9	—	17.9	11.2
Finance receivables	3.0	49.6	0.3	49.3	37.2
Net investment in operating leases	0.4	6.4	—	6.4	4.2
Total VIE	$3.4	$56.0	$0.3	$55.7	$41.4

Non-VIE
Retail (c)	$0.3	$4.3	$—	$4.3	$3.8
Wholesale	—	1.9	—	1.9	1.5
Finance receivables	0.3	6.2	—	6.2	5.3
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.2	$—	$6.2	$5.3

Total securitization transactions
Retail (c)	$2.8	$36.0	$0.3	$35.7	$29.8
Wholesale	0.5	19.8	—	19.8	12.7
Finance receivables	3.3	55.8	0.3	55.5	42.5
Net investment in operating leases	0.4	6.4	—	6.4	4.2
Total securitization transactions	$3.7	$62.2	$0.3	$61.9	$46.7
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Interest expense related to securitization debt for the periods ended June 30 was as follows (in millions):

	Second Quarter		First Half
	2012	2011	2012	2011
VIE	$201	$261	$428	$515
Non-VIE	23	37	50	73
Total securitization transactions	$224	$298	$478	$588

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

	June 30, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE - securitization entities	$10	$108	$157	$97
Ford Credit related to VIE	89	64	81	63
Other Ford Credit securitization related	14	28	12	25
Total securitization transactions	$113	$200	$250	$185

Derivative expense/(income) related to our securitization transactions for the periods ended June 30 was as follows (in millions):

	Second Quarter		First Half
	2012	2011	2012	2011
VIE - securitization entities	$56	$88	$151	$33
Ford Credit related to VIE	(27)	(27)	(15)	38
Other Ford Credit securitization related	6	6	12	8
Total securitization transactions	$35	$67	$148	$79

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

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. We aggregate and analyze the asset-backed securitization transactions based on the risk profile of the product and the type of funding structure, including:

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

We have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except under standard representations and warranties such as good and marketable title to the assets, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to us or our other assets and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to the VIEs and do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $130 million and $0 at June 30, 2012 and December 31, 2011, respectively, and ranged from $0 to $130 million during the first half of 2012. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for additional information regarding derivatives.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 6. VARIABLE INTEREST ENTITIES (Continued)

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $74 million and $71 million at June 30, 2012 and December 31, 2011, respectively.

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

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of liabilities. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net. Consequently, hedge ineffectiveness (the difference between the change in fair value of the derivative and the change in the value of the hedged debt that is attributable to the changes in the benchmark interest rate) is reflected in Other income, net.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2012	2011	2012	2011
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$41	$67	$82	$133
Ineffectiveness (a)	1	2	2	(16)
Total	$42	$69	$84	$117

Derivatives not designated as hedging instruments
Interest rate contracts	$(5)	$(4)	$(14)	$(6)
Foreign currency exchange contracts (b)	5	6	(57)	(1)
Cross-currency interest rate swap contracts (b)	—	(17)	(48)	(31)
Other (c)	(43)	2	(81)	2
Total	$(43)	$(13)	$(200)	$(36)
__________

(a)
For the second quarter of 2012 and 2011, hedge ineffectiveness reflects change in fair value on derivatives of $238 million gain and $134 million gain, respectively, and change in fair value on hedged debt of $237 million loss and $132 million loss, respectively. For the first half of 2012 and 2011, hedge ineffectiveness reflects a $158 million gain and a $46 million gain on derivatives, respectively, and a $156 million loss and a $62 million loss on hedged debt, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the Ford Upgrade Exchange Linked ("FUEL") notes (see Note 12).

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amounts and estimated fair value of our derivative financial instruments  (in millions):

	June 30, 2012			December 31, 2011
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$12,793	$708	$—	$7,786	$526	$—

Derivatives not designated as hedging instruments
Interest rate contracts	60,004	570	254	70,348	637	237
Foreign currency exchange contracts (a)	2,018	24	13	3,079	53	37
Cross-currency interest rate swap contracts	2,579	5	32	987	12	12
Other (b)	—	—	—	2,500	137	—
Total derivatives not designated as hedging instruments	64,601	599	299	76,914	839	286
Total derivative financial instruments	$77,394	$1,307	$299	$84,700	$1,365	$286
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)
Represents derivative features included in the FUEL notes. The derivative features included in the FUEL notes were extinguished as a result of the mandatory exchange of the FUEL notes to unsecured notes in the second quarter of 2012 (see Note 12).

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

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at June 30, 2012 was $1.3 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) decreased our derivative assets by $45 million and $52 million at June 30, 2012 and December 31, 2011, respectively, and decreased our derivative liabilities by $4 million and $7 million at June 30, 2012 and December 31, 2011, respectively. See Note 12 for additional information regarding valuation methodologies.

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

Other assets were as follows (in millions):

	June 30, 2012	December 31, 2011
Accrued interest and other non-finance receivables	$646	$635
Collateral held for resale, at net realizable value	293	374
Restricted cash (a)	219	121
Deferred charges	271	281
Deferred charges – income taxes	157	156
Prepaid reinsurance premiums and other reinsurance receivables	267	252
Investment in non-consolidated affiliates	132	141
Property and equipment, net of accumulated depreciation (b)	131	137
Other	59	75
Total other assets	$2,175	$2,172
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $397 million and $383 million at June 30, 2012 and December 31, 2011, respectively.

Other liabilities and deferred income were as follows (in millions):

	June 30, 2012	December 31, 2011
Interest payable	$685	$812
Deferred interest supplements and residual support payments on net investment in operating leases	1,114	962
Income taxes payable to Ford and affiliated companies (a)	535	660
Unrecognized tax benefits	530	535
Unearned insurance premiums	279	266
Other	335	358
Total other liabilities and deferred income	$3,478	$3,593
__________

(a)	In the first half of 2012 and in the year ended December 31, 2011, we paid $99 million and $1.4 billion, respectively, to Ford in accordance with our intercompany tax sharing agreement.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2012	2011	2012	2011	June 30, 2012	December 31, 2011
Short-term debt
Asset-backed commercial paper	0.4%	0.3%			$5,650	$6,835
Floating rate demand notes	1.1%	1.3%			5,073	4,713
Other asset-backed short-term debt	1.2%	1.5%			588	2,741
Unsecured commercial paper	2.0%	5.4%			563	156
Other short-term debt	5.8%	7.0%			1,366	1,579
Total short-term debt	1.3%	1.4%	1.3%	1.4%	13,240	16,024
Long-term debt
Senior indebtedness
Notes payable within one year					3,973	6,127
Notes payable after one year					31,199	24,892
Asset-backed debt
Notes payable within one year					14,764	16,526
Notes payable after one year					20,101	20,558
Unamortized discount					(149)	(149)
Fair value adjustments					775	681
Total long-term debt	4.0%	4.2%	4.3%	4.6%	70,663	68,635
Total debt	3.5%	3.7%	3.8%	4.0%	$83,903	$84,659

Fair value of debt					$87,085	$86,785

Interest rates are presented for the second quarter of 2012 and fourth quarter of 2011. Average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees. Fair value adjustments relate to designated fair value hedges of unsecured debt.

The fair value of debt includes $7.0 billion and $6.4 billion of short-term debt at June 30, 2012 and December 31, 2011, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 12 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	June 30, 2012	December 31, 2011
Other short-term debt	$47	$48
Notes payable within one year	78	466
Notes payable after one year	204	91
Total debt with affiliated companies	$329	$605

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

In the second quarter and first half of 2012, through private market transactions, we repurchased an aggregate principal amount of $165 million (including $37 million maturing in 2012) and $215 million, respectively, of our unsecured and asset-backed debt. As a result, in the second quarter and first half of 2012, we recorded a pre-tax loss of $6 million and $9 million, respectively, net of unamortized premiums, discounts, and fees in Other income, net.

In the second quarter and first half of 2011, through private market transactions, we repurchased and called an aggregate principal amount of $816 million (including $152 million maturing in 2011) and $1.5 billion, respectively, of our unsecured debt. As a result, in the second quarter and first half of 2011, we recorded a pre-tax loss of $27 million and $34 million, respectively, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the second quarter and first half of 2011.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At June 30, 2012, maturities were as follows (in millions):

	2012 (a)	2013 (b)	2014	2015	2016	Thereafter (c)	Total
Unsecured debt	$7,741	$6,532	$3,716	$8,749	$4,161	$11,275	$42,174
Asset-backed debt	15,003	12,260	9,167	3,257	668	748	41,103
Unamortized (discount)/premium (d)	(4)	(11)	(97)	(19)	(11)	(7)	(149)
Fair value adjustments (d)	2	52	33	94	35	559	775
Total debt	$22,742	$18,833	$12,819	$12,081	$4,853	$12,575	$83,903
__________

(a)	Includes $12,060 million for short-term and $10,682 million for long-term debt.

(b)	Includes $1,180 million for short-term and $17,653 million for long-term debt.

(c)	Includes $10,384 million of unsecured debt maturing between 2017 and 2021 with the remaining balance maturing after 2031.

(d)	Presented based on maturity date of related debt.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) ("AOCI") for the periods ended June 30 were as follows (in millions):

	First Half
	2012	2011
Foreign currency translation
Beginning balance	$600	$821
Net gain/(loss) on foreign currency translation (net of tax of $0 and $0)	(44)	421
Reclassifications to net income (net of tax of $0 and $0)	—	11
Other comprehensive income/(loss), net of tax	(44)	432
Ending balance	$556	$1,253

Total AOCI ending balance at June 30	$556	$1,253

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the statement of operations due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net are as follows for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2012	2011	2012	2011
Gains/(Losses) on extinguishment of debt	$(6)	$(27)	$(9)	$(34)
Gains/(Losses) on derivatives (a)	(42)	(10)	(198)	(51)
Currency revaluation gains/(losses) (a)	(7)	(23)	88	(7)
Interest and investment income	20	43	50	71
Insurance fee income	13	14	29	52
Other	79	10	162	53
Other income, net	$57	$7	$122	$84
__________

(a)
Currency revaluation gains/(losses) primarily related to foreign denominated debt were substantially offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS

Cash equivalents, marketable securities, and derivative financial instruments are presented in our financial statements on a recurring basis at fair value, while other assets and liabilities are measured at fair value on a nonrecurring basis such as when we have an asset impairment.

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

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, market price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value and excluded from the tables below.

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is a more than an insignificant risk of change in value due to interest rate, market price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including: quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors to determine fair value. In certain cases, when market data are not available, we use broker quotes to determine fair value.

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

Our two FUEL securitization transactions had derivative features which included a mandatory exchange to our unsecured notes when our senior unsecured debt received two investment grade credit ratings among Fitch, Moody's, and S&P, and a make-whole provision. We estimated the fair value of these features by comparing the market value of the FUEL notes to the value of a hypothetical debt instrument without these features.

In the second quarter of 2012, we received two investment grade credit ratings thereby triggering the mandatory exchange feature and the FUEL derivatives were extinguished.

Finance Receivables. The fair value of finance receivables is measured for purposes of disclosure (see Note 2). We measure the fair value of finance receivables using internal valuation models. These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to a present value based on assumptions regarding credit losses, pre-payment speed, and our discount rate. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

Debt. We measure debt at fair value for purposes of disclosure (see Note 9) using quoted market prices for our own debt with approximately the same remaining maturities, where possible. Where market prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, our own credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of debt's fair value. For asset-backed debt issued in securitization transactions, the principal payments are based on projected payments for specific assets securing the underlying debt considering historical pre-payment speeds. The fair value of debt is categorized within Level 2 of the hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents -- financial instruments
U.S. government	$2	$—	$—	$2	$1	$—	$—	$1
U.S. government-sponsored enterprises	—	75	—	75	—	75	—	75
Non-U.S. government agencies (a)	—	1	—	1	—	150	—	150
Corporate debt	—	9	—	9	—	—	—	—
Non-U.S. government	—	5	—	5	—	15	—	15
Total cash equivalents-financial instruments(b)	2	90	—	92	1	240	—	241
Marketable securities
U.S. government	770	—	—	770	619	—	—	619
U.S. government-sponsored enterprises	—	1,043	—	1,043	—	713	—	713
Non-U.S. government agencies (a)	—	577	—	577	—	778	—	778
Corporate debt	—	1,276	—	1,276	—	1,186	—	1,186
Mortgage-backed and other asset-backed	—	80	—	80	—	88	—	88
Non-U.S. government	—	123	—	123	—	444	—	444
Other liquid investments (c)	—	17	—	17	—	7	—	7
Total marketable securities	770	3,116	—	3,886	619	3,216	—	3,835
Derivative financial instruments
Interest rate contracts	—	1,278	—	1,278	—	1,163	—	1,163
Foreign currency exchange contracts	—	24	—	24	—	53	—	53
Cross-currency interest rate swap contracts	—	5	—	5	—	12	—	12
Other (d)	—	—	—	—	—	—	137	137
Total derivative financial instruments	—	1,307	—	1,307	—	1,228	137	1,365
Total assets at fair value	$772	$4,513	$—	$5,285	$620	$4,684	$137	$5,441

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$254	$—	$254	$—	$237	$—	$237
Foreign currency exchange contracts	—	13	—	13	—	37	—	37
Cross-currency interest rate swap contracts	—	32	—	32	—	12	—	12
Total derivative financial instruments	—	299	—	299	—	286	—	286
Total liabilities at fair value	$—	$299	$—	$299	$—	$286	$—	$286
__________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $5.5 billion and $5.7 billion at June 30, 2012 and December 31, 2011, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.1 billion and $2.8 billion at June 30, 2012 and December 31, 2011, respectively.

(c)	Includes certificates of deposits and time deposits subject to changes in value.

(d)	Represents derivative features included in the FUEL notes.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes recorded through income in Level 3 items measured at fair value on a recurring basis and reported on our balance sheet for the periods ended June 30 (in millions):

	Second Quarter
	2012			2011
	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value
Beginning balance	$—	$99	$99	$—	$(73)	$(73)
Realized/unrealized gains/(losses)
Other income, net	—	(43)	(43)	—	4	4
Other comprehensive income/(loss) (b)	—	—	—	—	(2)	(2)
Interest income/(expense) (c)	—	—	—	—	21	21
Total realized/unrealized gains/(losses)	—	(43)	(43)	—	23	23
Purchases, issues, sales, and settlements
Purchases	—	—	—	5	—	5
Issues (d)	—	—	—	—	73	73
Sales	—	—	—	—	—	—
Settlements (e)	—	(56)	(56)	—	57	57
Total purchases, issues, sales, and settlements	—	(56)	(56)	5	130	135
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Ending balance	$—	$—	$—	$5	$80	$85

Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$53	$53
__________

(a)	See Note 7 for detail on financial statement presentation by hedge designation.

(b)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(c)	Recorded in Interest expense.

(d)	Represents derivative features included in the FUEL notes.

(e)
Reflects $56 million due to the extinguishment of the derivative features included in the FUEL notes as a result of the mandatory exchange of the FUEL notes to unsecured notes in the second quarter of 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

	First Half
	2012			2011
	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value
Beginning balance	$—	$137	$137	$1	$(109)	$(108)
Realized/unrealized gains/(losses)
Other income, net	—	(81)	(81)	—	(13)	(13)
Other comprehensive income/(loss) (b)	—	—	—	—	(3)	(3)
Interest income/(expense) (c)	—	—	—	—	26	26
Total realized/unrealized gains/(losses)	—	(81)	(81)	—	10	10
Purchases, issues, sales, and settlements
Purchases	—	—	—	5	—	5
Issues (d)	—	—	—	—	73	73
Sales	—	—	—	—	—	—
Settlements (e)	—	(56)	(56)	—	106	106
Total purchases, issues, sales, and settlements	—	(56)	(56)	5	179	184
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (f)	—	—	—	(1)	—	(1)
Ending balance	$—	$—	$—	$5	$80	$85

Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$82	$82

__________

(a)	See Note 7 for detail on financial statement presentation by hedge designation.

(b)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(c)	Recorded in Interest expense.

(d)	Represents derivative features included in the FUEL notes.

(e)
Reflects $56 million due to the extinguishment of the derivative features included in the FUEL notes as a result of the mandatory exchange of the FUEL notes to unsecured notes in the second quarter of 2012.

(f)	Represents transfers out of $1 million due to the increase in availability of observable data as a result of greater market activity for these securities.

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following tables summarize the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the periods ended June 30, 2012 and December 31, 2011 that were still held on our balance sheet at those dates (in millions):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
North America
Retail receivables	$—	$—	$60	$60	$—	$—	$70	$70
Dealer loans, net	—	—	2	2	—	—	6	6
Total North America	$—	$—	$62	$62	$—	$—	$76	$76

International
Retail receivables	$—	$—	$27	$27	$—	$—	$39	$39

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our statement of operations for the periods ended June 30, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Second Quarter		First Half
	2012	2011	2012	2011
North America
Retail receivables	$(7)	$(6)	$(15)	$(16)
Dealer loans, net	—	(1)	—	(1)
Total North America	$(7)	$(7)	$(15)	$(17)

International
Retail receivables	$(5)	$(5)	$(10)	$(10)
Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies for the period ended June 30, 2012 (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Fair Value Range
Nonrecurring basis
Retail receivables
North America	$60	Income Approach	POD percentage	$48 - $60
International	$27	Income Approach	ARV percentage	$21 - $32
Dealer loans, net	$2	Income Approach	Estimated market value	$2 - $4

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

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
Second Quarter 2012
Total revenue (a)(b)	$1,637	$431	$(48)	$—	$(48)	$2,020
Income/(Loss) before income taxes (b)	435	48	(45)	—	(45)	438
Other disclosures
Depreciation on vehicles subject to operating leases	502	81	—	—	—	583
Interest expense	577	202	(5)	—	(5)	774
Provision for credit losses	(51)	—	—	—	—	(51)

Second Quarter 2011
Total revenue (a)	$1,639	$564	$(50)	$—	$(50)	$2,153
Income/(Loss) before income taxes	607	45	(48)	—	(48)	604
Other disclosures
Depreciation on vehicles subject to operating leases	297	64	—	—	—	361
Interest expense	563	334	(2)	—	(2)	895
Provision for credit losses	(30)	5	—	—	—	(25)
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

(b)
In the second quarter of 2012, we recorded a $37 million unfavorable cumulative pre-tax accounting adjustment to correct the amortization of interest supplements for certain International retail finance contracts, which decreased Interest supplements and other support costs earned from affiliated companies and decreased Finance receivables, net. The impact of the accounting adjustment on our previously issued annual and interim financial statements was not material.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 13. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
First Half 2012
Total revenue (a)(b)	$3,249	$933	$(95)	$—	$(95)	$4,087
Income/(Loss) before income taxes (b)	839	139	(88)	—	(88)	890
Other disclosures
Depreciation on vehicles subject to operating leases	997	171	—	—	—	1,168
Interest expense	1,153	432	(8)	—	(8)	1,577
Provision for credit losses	(74)	(1)	—	—	—	(75)
Net finance receivables and net investment in operating leases (b)	68,463	17,045	—	(1,546)	(1,546)	83,962
Total assets (b)	78,975	22,472	—	(1,546)	(1,546)	99,901

First Half 2011
Total revenue (a)	$3,398	$1,092	$(110)	$—	$(110)	$4,380
Income/(Loss) before income taxes	1,258	167	(108)	—	(108)	1,317
Other disclosures
Depreciation on vehicles subject to operating leases	661	111	—	—	—	772
Interest expense	1,184	606	(2)	—	(2)	1,788
Provision for credit losses	(91)	2	—	—	—	(89)
Net finance receivables and net investment in operating leases	64,250	21,593	—	(1,857)	(1,857)	83,986
Total assets	75,821	26,371	—	(1,857)	(1,857)	100,335
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

(b)
In the second quarter of 2012, we recorded a $37 million unfavorable cumulative pre-tax accounting adjustment to correct the amortization of interest supplements for certain International retail finance contracts, which decreased Interest supplements and other support costs earned from affiliated companies and decreased Finance receivables, net. The impact of the accounting adjustment on our previously issued annual and interim financial statements was not material.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees are not material. At June 30, 2012 and December 31, 2011, the following guarantees and indemnifications were issued and outstanding:

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $81 million at June 30, 2012 and December 31, 2011. Of these values, $70 million and $71 million at June 30, 2012 and December 31, 2011, respectively, were counter-guaranteed by Ford to us.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

In addition, FCE has guaranteed obligations of Ford in Romania pursuant to one guarantee with maximum potential payments of $279 million at June 30, 2012. This guarantee has been partially collateralized by $72 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary. This cash is available for use in FCE's daily operations, and is recorded as Debt. The remaining $207 million is not collateralized by Blue Oval Holdings, but is counter-guaranteed by Ford. This guarantee has an expiration date of June 9, 2013, and it could terminate upon payment and/or cancellation of the obligations by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

Indemnifications. In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealers; other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities generally would be triggered by a breach of terms of the contract or by a third-party claim. We are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at June 30, 2012. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the "Company") as of June 30, 2012 and December 31, 2011, and the related consolidated statements of operations, of comprehensive income, of shareholder's interest and of cash flows for the three-month and six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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
August 3, 2012

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On a pre-tax basis we earned $438 million in the second quarter of 2012, compared with $604 million a year ago. The following chart shows the decrease in pre-tax operating profit by causal factor:

2012 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
$604
$(166)
$438
$(2)
$(109)
$26
$(191)
$110
2011 2Q
2012 2Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:

	2011 2Q	2012 2Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
B / (W) 2012 1Q		$ (14)	$-	$(48)	$27	$42	$(35)

<u>Receivables (Bils.) (a)</u>

	2011 2Q	2012 2Q
Total	$84	$ 84
Managed	86	86

__________

(a)
Total receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit’s balance sheet. Managed receivables equal total receivables, excluding unearned interest supplements of $(2) billion at June 30, 2012 and June 30, 2011.

The decline in pre-tax profits is more than explained by fewer lease terminations, which resulted in fewer vehicles sold at a gain, and lower financing margin; the decline in financing margin is explained primarily by the run-off of higher yielding assets originated in prior years.

Results of our operations by business segment and unallocated risk management for the periods ending June 30 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	Second Quarter			First Half
	2012	2011	2012 Over/(Under) 2011	2012	2011	2012 Over/(Under) 2011
Income/(Loss) before income taxes
North America Segment	$435	$607	$(172)	$839	$1,258	$(419)
International Segment	48	45	3	139	167	(28)
Unallocated risk management	(45)	(48)	3	(88)	(108)	20
Income/(Loss) before income taxes	$438	$604	$(166)	$890	$1,317	$(427)

The decreases in North America Segment pre-tax profits are more than explained by fewer lease terminations, which resulted in fewer vehicles sold at a gain, and lower financing margin.

International Segment pre-tax profits for the second quarter of 2012 were about equal to the same period a year ago. The first half decrease in International Segment pre-tax profits is more than explained by unfavorable lease residual performance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ending June 30 were as follows (in thousands):

	Second Quarter		First Half
	2012	2011	2012	2011
North America Segment
United States	245	219	481	418
Canada	34	29	57	55
Total North America Segment	279	248	538	473
International Segment
Europe	104	95	201	199
Other International	12	15	25	25
Total International Segment	116	110	226	224
Total contract placement volume	395	358	764	697

Shown below are our financing shares of new vehicles sold by dealers in the United States and new vehicles sold by dealers in Europe for the periods ending June 30.  Also shown below are our wholesale financing shares of new vehicles acquired by dealers in the United States, excluding fleet, and of new vehicles acquired by dealers in Europe for the periods ending June 30:

	Second Quarter		First Half
	2012	2011	2012	2011
United States
Financing share - Ford and Lincoln
Retail installment and lease	36%	34%	37%	35%
Wholesale	78	81	78	81
Europe
Financing share - Ford
Retail installment and lease	32%	28%	30%	27%
Wholesale	98	98	98	99

North America Segment

The increases in total contract placement volumes primarily reflected higher financing share and higher sales of new vehicles.  Higher financing share was primarily explained by changes in Ford's marketing programs that favored us.

International Segment

In the second quarter of 2012, our total contract placement volumes were up from a year ago, primarily reflecting higher European financing share, offset partially by lower industry volume in Europe and lower contract volume in China, primarily due to lower Ford sales and lower financing share. Contract volumes for the first half were about equal to the same period a year ago. The first half increase in financing share was primarily explained by changes in Ford's marketing programs that favored us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, at June 30, 2012 and December 31, 2011 were as follows (in billions):

	June 30, 2012	December 31, 2011
Receivables
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$38.4	$38.4
Non-Consumer
Wholesale	15.5	15.5
Dealer loan and other	2.3	2.1
Total North America Segment – finance receivables (a)	56.2	56.0
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	8.8	9.1
Non-Consumer
Wholesale	7.5	8.5
Dealer loan and other	0.5	0.4
Total International Segment – finance receivables (a)	16.8	18.0
Unearned interest supplements	(1.6)	(1.6)
Allowance for credit losses	(0.4)	(0.5)
Finance receivables, net	71.0	71.9
Net investment in operating leases (a)	12.9	11.1
Total receivables (b)	$83.9	$83.0
Memo:
Total managed receivables (c)	$85.5	$84.6
__________

(a)
At June 30, 2012 and December 31, 2011, includes consumer receivables before allowance for credit losses of $31.0 billion and $36.0 billion, respectively, and non-consumer receivables before allowance for credit losses of $19.5 billion and $19.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2012 and December 31, 2011, includes net investment in operating leases before allowance for credit losses of $4.2 billion and $6.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2011.

(b)	Includes allowance for credit losses of $406 million and $534 million at June 30, 2012 and December 31, 2011, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at June 30, 2012, increased from year end 2011, primarily due to higher leasing in North America.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail installment and lease) and non-consumer (wholesale and dealer loan) segments to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserves) is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. A description of our allowance setting process is provided in the "Critical Accounting Estimates - Allowance for Credit Losses" section of Item 7 of Part II of our 2011 10-K Report.

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At June 30, 2012 and December 31, 2011, between 5% - 6% of the outstanding U.S. retail finance and lease contracts in our portfolio were classified by us as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Loss Metrics

Worldwide

The following charts show quarterly trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the reserves and unearned interest supplements related to finance receivables), credit loss reserves, and our credit loss reserves as a percentage of end-of-period ("EOP") receivables:

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils.)

$49
$45
$52
$35
$17
Q2
Q3
Q4
Q1
Q2
2011
2012

Memo: Retail & Lease

$41	$45	$53	$36	$16

Loss-to-Receivables Ratio (LTR)

0.23%
0.21%
0.25%
0.17%
0.08%
Q2
Q3
Q4
Q1
Q2
2011
2012

Credit Loss Reserves (Mils.) and Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.78%
0.73%
0.63%
0.55%
0.47%
Reserve
$673
$598
$534
$479
$406
Q2
Q3
Q4
Q1
Q2
2011
2012

Our second quarter credit losses continued to be at historically low levels and have improved in all geographic segments from the same period a year ago.

Charge-offs in the second quarter were $17 million, down $32 million from the same period a year ago, reflecting lower repossessions in the United States. Charge-offs were down $18 million from the first quarter of 2012, reflecting the same factor just mentioned.

The credit loss reserves were $406 million, down $267 million from a year ago and down $73 million from the first quarter of 2012, reflecting the decrease in charge-offs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Retail Installment and Operating Lease

The following charts show the credit loss metrics for our U.S. Ford and Lincoln brand retail installment sale and operating lease portfolio, which comprised approximately 70% of our worldwide consumer portfolio at June 30, 2012:

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies

0.13%
0.15%
0.14%
0.12%
0.13%
Q2
Q3
Q4
Q1
Q2
2011
2012

Memo: New Bankruptcy Filings (000)

8	7	7	6	6

Repossessions (000)

Repo. Ratio
10
12
11
9
7
1.71%
1.93%
1.83%
1.54%
1.19%
Q2
Q3
Q4
Q1
Q2
2011
2012

Severity

$6,500
$6,300
$6,700
$6,700
$6,700
Q2
Q3
Q4
Q1
Q2
2011
2012 (a)

Charge-Offs (Mils.) and LTR (%)

LTR
$23
$34
$43
$26
$9
0.24%
0.34%
0.42%
0.25%
0.09%
Q2
Q3
Q4
Q1
Q2
2011
2012

__________

(a)	Reflects a change to include certain repossession expenses in charge-offs.

Over-60-day delinquencies were 0.13% in the second quarter, equal to the same period a year ago.

Repossessions in the second quarter were 7,000 units or 1.19% of average accounts outstanding, down 52 basis points from the same period a year ago.

Severity of $6,700 in the second quarter was $200 higher than the same period a year ago, and equal to the first quarter.

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

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show return volumes and auction values at constant second quarter 2012 vehicle mix for vehicles returned in the respective periods. Our U.S. Ford and Lincoln operating lease portfolio accounted for about 85% of our total investment in operating leases at June 30, 2012.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
25
12
13
16
1
8
7
15
3
7
5
19
10
5
4
15
9
4
2
Q2
Q3
Q4
Q1
Q2
2011
2012

Memo: U.S. Return Rates

55%	48%	58%	66%	59%

Auction Values (At Q2 2012 Mix)

24-Month
$20,115
$19,885
$18,150
$18,060
36-Month
$16,930
$17,255
$17,825
Q2
Q3
Q4
Q1
Q2
2011
2012

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$10.2	$10.4	$11.1	$11.9	$12.9

Lease return volumes in the second quarter were 40% lower than the same period last year, primarily reflecting the lower lease placements in 2009. The second quarter lease return rate was 59%, up four percentage points compared with the same period last year, reflecting a higher mix of 24-month contracts, which typically have higher return rates than longer term contracts.

In the second quarter, our auction values for 36-month vehicles declined by $325 per unit from the same period last year. Compared with the first quarter, our 24-month and 36-month auction value performance was mixed.

Our worldwide net investment in operating leases was $12.9 billion at the end of the second quarter of 2012, up from $11.1 billion at year end 2011.

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

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2011 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody's			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	B+	NR	Positive
Feb. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Sep. 2011	BB (high)	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Oct. 2011	BB (high)	R-4	Stable	BB+	B	Positive	Ba1	NP	Positive	BB+	NR	Stable
Apr. 2012	BB (high)	R-4	Stable	BBB-	F3	Stable	Ba1	NP	Positive	BB+	NR	Stable
May 2012	BB (high)	R-4	Positive (b)	BBB-	F3	Stable	Baa3	P-3	Stable	BB+ (a)	NR	Stable
__________

(a)	S&P assigns FCE Bank plc ("FCE") a long-term senior unsecured credit rating of BBB-, maintaining a one notch differential versus Ford Credit.

(b)	DBRS placed Ford Credit under review with positive implications on May 4, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy remains focused on diversification and we plan to continue accessing a variety of markets, channels and investors. Our liquidity remains strong, and we will maintain cash balances and committed capacity that meet our business and funding requirements in all global market conditions.

Ford Credit is on track to achieve our 2012 funding plan. Through August 2, 2012, we completed $15 billion of funding in the public markets, including about $6 billion of unsecured issuance, of which about $350 million was issued under the Ford Credit U.S. Retail Notes program.

We ended the quarter with about $22 billion of liquidity and about $33 billion of committed capacity, compared with about $17 billion of liquidity and $33 billion of committed capacity at December 31, 2011. Ford Credit renewed about $10 billion of committed capacity in the second quarter. For additional information on our committed capacity programs, refer to the "Liquidity" section.

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE

Billions

Ford Interest Advantage(a)
Asset-Backed Commercial Paper(b)
Term Asset-Backed Securities
Term Debt and Other(c)
Equity
Cash, Cash Equivalents and Marketable Securities(d)
$83
$5
$7
$37
$39
$10
$15
$85
$5
$7
$40
$36
$9
$12
$86
$5
$6
$35
$42
$9
$11
$85-90
~$5
$5-6
$36-39
$41-43
$9-10
$11-13
Year End 2010
Year End 2011
Q2 2012
Year End 2012 Fcst.

	Year End 2010	Year End 2011	Q2 2012	Year End 2012 Fcst.
Securitized Funding as Percentage of Managed Receivables	52%	55%	48%	~49%

__________

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Includes about $0.5 billion of unsecured commercial paper in the United States in second quarter 2012.

(d)	Excludes marketable securities related to insurance activities.

At the end of the second quarter of 2012, managed receivables were $86 billion. We ended the quarter with $11 billion in cash, and securitized funding was 48% of managed receivables, compared with 55% at year end 2011. This reflects the mandatory exchange of $2.5 billion of asset-backed Ford Upgrade Exchange Linked ("FUEL") notes for unsecured notes of Ford Credit, which was triggered by the upgrade to investment grade of Ford Credit's long-term, unsecured debt by two credit rating agencies during the second quarter of 2012.

We are now projecting 2012 year-end managed receivables in the range of $85 billion to $90 billion and securitized funding is expected to represent about 49% of total managed receivables. We have reduced the upper end of the range to reflect uncertainty in Europe. It is our expectation that securitized funding as a percent of managed receivables will decline going forward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following table shows our planned issuances for full-year 2012, and our public term funding issuances through August 2, 2012, and full-years 2011 and 2010 (in billions):

	Term Funding Plan
	2012
	Full-Year Forecast	Through August 2,	Full-Year 2011	Full-Year 2010

Unsecured	$ 8-10	$6	$8	$6
Securitizations (a)	12-14	9	11	11
Total	$ 20-24	$15	$19	$17
__________

(a)	Includes Rule 144A offerings such as FUEL notes issuance in 2011.

Through August 2, 2012, we completed $15 billion of public term funding in the United States, Canada and Europe, including about $6 billion of unsecured debt. This reflects over half of our public term funding needs for the year.

For 2012, we project full-year public term funding in the range of $20 billion to $24 billion, consisting of $8 billion to $10 billion of unsecured debt and $12 billion to $14 billion of public securitizations. The public securitization range is up about $2 billion from the first quarter, reflecting a shift from private securitizations to public securitizations as a result of the success we have had in the public markets.

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

The following table illustrates our liquidity programs and utilization (in billions):

	June 30, 2012	December 31, 2011
Liquidity Sources (a)
Cash (b)	$11.1	$12.1
Unsecured credit facilities	0.7	0.7
FCAR bank lines	6.6	7.9
Conduit / Bank Asset-Backed Securitizations ("ABS")	25.6	24.0
Total liquidity sources	$44.0	$44.7

Utilization of Liquidity
Securitization cash (c)	$(3.4)	$(3.7)
Unsecured credit facilities	—	(0.2)
FCAR bank lines	(5.6)	(6.8)
Conduit / Bank ABS	(9.4)	(14.5)
Total utilization of liquidity	(18.4)	(25.2)
Gross liquidity	25.6	19.5
Capacity in excess of eligible receivables	(4.0)	(2.4)
Liquidity available for use	$21.6	$17.1
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

At June 30, 2012, we had $44.0 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $18.4 billion at quarter-end, compared to $25.2 billion at year end. The reduction of $6.8 billion from year end, primarily reflects lower usage of our private conduits.

We ended the quarter with gross liquidity of $25.6 billion, which includes about $4.0 billion in capacity in excess of eligible receivables, providing a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Liquidity available for use remained strong at $21.6 billion at the end of the quarter, compared with $17.1 billion at year end 2011. The increase of $4.5 billion from year end primarily reflects lower conduit utilization and the FUEL notes exchange. We expect liquidity to reduce by year end, closer to the first quarter level of $18.1 billion.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2012, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $11.1 billion, compared with $12.1 billion at year end 2011.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  We

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

currently do not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at June 30, 2012.

The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $3.4 billion and $3.7 billion at June 30, 2012 and December 31, 2011, respectively.

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our outstanding unsecured and asset-backed debt. We repurchased unsecured and asset-backed debt of $165 million and $215 million in the second quarter and first half of 2012, respectively.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $25.6 billion ($12.9 billion of retail, $8.5 billion of wholesale, and $4.2 billion of lease assets) at June 30, 2012, of which about $7.1 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $22.8 billion (of which $5.8 billion relates to FCE commitments), having maturities within the next twelve months and the remaining balance having maturities between September 2013 and August 2014. We plan to achieve committed capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At June 30, 2012, $9.4 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities. At June 30, 2012, we and our majority-owned subsidiaries had $721 million of contractually committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $690 million at June 30, 2012) credit facility (the "FCE Credit Agreement") which matures in 2014. During the second quarter of 2012, FCE fully repaid the amount outstanding under the FCE Credit Agreement and at June 30, 2012, we and our majority-owned subsidiaries had $721 million available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and us to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At June 30, 2012, FCE had £55 million (equivalent to about $86 million) of commitments from financial institutions in Italy and Spain. There were no commitments from financial institutions in Greece, Ireland or Portugal.

In addition, at July 1, 2012, we had about $6.6 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $300 million expires in 2012, $3.3 billion expires in 2013, and $3.0 billion expires in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At July 1, 2012, $6.6 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At July 1, 2012, the outstanding commercial paper balance for the FCAR program was $5.6 billion.

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

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30, 2012	December 31, 2011
Total debt	$83.9	$84.7
Equity	9.1	8.9
Financial statement leverage (to 1)	9.2	9.5

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30, 2012	December 31, 2011
Total debt	$83.9	$84.7
Adjustments for cash, cash equivalents, and marketable securities (a)	(11.1)	(12.1)
Adjustments for derivative accounting (b)	(0.8)	(0.7)
Total adjusted debt	$72.0	$71.9

Equity	$9.1	$8.9
Adjustments for derivative accounting (b)	(0.2)	(0.2)
Total adjusted equity	$8.9	$8.7
Managed leverage (to 1) (c)	8.1	8.3
__________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2012, our managed leverage was 8.1 to 1 compared with 8.3 to 1 at December 31, 2011, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford.

Through June 30, 2012, we paid $300 million in distributions to our parent, Ford Holdings LLC, including $200 million and $100 million in the first quarter and second quarter, respectively. For additional information on our planned distributions or managed leverage, refer to the "Outlook" section.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

We continue to expect full year pre-tax profits of about $1.5 billion, and to pay distributions to our parent for the full year of between $500 million and $1 billion. We will continue to assess future distributions based on our available liquidity and managed leverage objectives. Ford Credit anticipates managed receivables to be in the range of $110 billion to $120 billion by mid-decade.

Ford Credit now projects managed receivables to be in the range of $85 billion to $90 billion at year end 2012. We also project managed leverage of 8-9:1 for the foreseeable future, which is a decrease from the prior target of 10-11:1 and is consistent with our goal of achieving and maintaining a strong investment grade balance sheet. Lower leverage has resulted in a change to our mid-decade outlook for return on equity from low double digits to high single digits.

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

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of June 30, 2012, and for the three-month and six-month periods ended June 30, 2012 and 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 3, 2012 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2011 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2012, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $69 million over the next twelve months, compared with an increase of $60 million at December 31, 2011. The sensitivity analysis presented above assumes a one percentage point rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer ("CEO"), and Michael L. Seneski, our Chief Financial Officer ("CFO") and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2012, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ MICHAEL L. SENESKI
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	August 3, 2012

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated August 3, 2012, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1 and 2 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012	Incorporated herein by reference to Ford Motor Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report (a)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report (a)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report (a)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report (a)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report (a)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report (a)

_______
(a) Submitted electronically with this Report.