Form 10-Q
period 2012-09-30
FORD MOTOR CREDIT CO LLC
filed 2012-11-02
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

or

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

Exhibit Index begins on page 55

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Periods Ended September 30, 2012 and 2011
(in millions)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(unaudited)
Financing revenue
Operating leases	$672	$591	$1,909	$1,861
Retail	468	513	1,426	1,563
Interest supplements and other support costs earned from affiliated companies	589	692	1,800	2,129
Wholesale	214	245	696	710
Other	17	12	43	40
Total financing revenue	1,960	2,053	5,874	6,303
Depreciation on vehicles subject to operating leases	(640)	(464)	(1,808)	(1,236)
Interest expense	(741)	(888)	(2,318)	(2,676)
Net financing margin	579	701	1,748	2,391
Other revenue
Insurance premiums earned	24	31	75	77
Other income, net (Note 11)	85	122	207	206
Total financing margin and other revenue	688	854	2,030	2,674
Expenses
Operating expenses	240	264	731	806
Provision for credit losses (Note 4)	42	(20)	(33)	(109)
Insurance expenses	13	29	49	79
Total expenses	295	273	747	776
Income/(Loss) before income taxes	393	581	1,283	1,898
Provision for income taxes (Note 1)	38	231	337	714
Net income/(loss)	$355	$350	$946	$1,184

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended September 30, 2012 and 2011
(in millions)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(unaudited)
Net income/(loss)	$355	$350	$946	$1,184
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	185	(514)	141	(82)
Total other comprehensive income/(loss), net of tax	185	(514)	141	(82)
Comprehensive income/(loss)	$540	$(164)	$1,087	$1,102

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$7,059	$8,713
Marketable securities	4,111	3,835
Finance receivables, net (Note 2)	71,517	71,907
Net investment in operating leases (Note 3)	13,949	11,098
Notes and accounts receivable from affiliated companies	959	1,152
Derivative financial instruments (Note 7)	1,475	1,365
Other assets (Note 8)	2,257	2,172
Total assets	$101,327	$100,242

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$975	$901
Affiliated companies	738	773
Total accounts payable	1,713	1,674
Debt (Note 9)	84,714	84,659
Deferred income taxes	1,491	1,134
Derivative financial instruments (Note 7)	400	286
Other liabilities and deferred income (Note 8)	3,626	3,593
Total liabilities	91,944	91,346

SHAREHOLDER'S INTEREST
Shareholder's interest	5,274	5,274
Accumulated other comprehensive income/(loss) (Note 10)	741	600
Retained earnings	3,368	3,022
Total shareholder's interest	9,383	8,896
Total liabilities and shareholder's interest	$101,327	$100,242

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$2,774	$3,356
Finance receivables, net	43,991	49,329
Net investment in operating leases	5,079	6,354
Derivative financial instruments	3	157

LIABILITIES
Debt	$37,563	$41,421
Derivative financial instruments	139	97

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER'S INTEREST
For the Periods Ended September 30, 2012 and 2011
(in millions, unaudited)

	Shareholder's Interest	Accumulated Other Comprehensive Income/(Loss) (Note 10)	Retained Earnings	Total
Balance at December 31, 2011	$5,274	$600	$3,022	$8,896
Net income/(loss)	—	—	946	946
Other comprehensive income/(loss), net of tax	—	141	—	141
Distributions	—	—	(600)	(600)
Balance at September 30, 2012	$5,274	$741	$3,368	$9,383

Balance at December 31, 2010	$5,274	$821	$4,227	$10,322
Net income/(loss)	—	—	1,184	1,184
Other comprehensive income/(loss), net of tax	—	(82)	—	(82)
Distributions	—	—	(2,700)	(2,700)
Balance at September 30, 2011	$5,274	$739	$2,711	$8,724

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2012 and 2011
(in millions)

	First Nine Months
	2012	2011
	(unaudited)
Cash flows from operating activities
Net income/(loss)	$946	$1,184
Adjustments to reconcile net income/(loss) to net cash provided by operations
Provision for credit losses	(33)	(109)
Depreciation and amortization	2,450	1,601
Amortization of upfront interest supplements	(1,349)	(1,303)
Net change in deferred income taxes	272	219
Net change in other assets	696	948
Net change in other liabilities	760	959
All other operating activities	(318)	(289)
Net cash provided by/(used in) operating activities	3,424	3,210
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(21,405)	(19,394)
Collections of finance receivables (other than wholesale)	20,672	20,771
Purchases of operating lease vehicles	(7,210)	(5,873)
Liquidations of operating lease vehicles	2,530	4,143
Net change in wholesale receivables	1,549	(62)
Net change in notes receivable from affiliated companies	137	(142)
Purchases of marketable securities	(16,066)	(22,104)
Proceeds from sales and maturities of marketable securities	15,786	24,610
Settlements of derivatives	(46)	(90)
All other investing activities	(126)	149
Net cash provided by/(used in) investing activities	(4,179)	2,008
Cash flows from financing activities
Proceeds from issuances of long-term debt	23,770	23,028
Principal payments on long-term debt	(22,230)	(27,584)
Change in short-term debt, net	(2,014)	1,836
Cash distributions to parent	(600)	(2,700)
All other financing activities	146	(49)
Net cash provided by/(used in) financing activities	(928)	(5,469)
Effect of exchange rate changes on cash and cash equivalents	29	57

Net increase/(decrease) in cash and cash equivalents	$(1,654)	$(194)

Cash and cash equivalents at January 1	$8,713	$8,347
Net increase/(decrease) in cash and cash equivalents	(1,654)	(194)
Cash and cash equivalents at September 30	$7,059	$8,153

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

In the third quarter of 2012, we released a valuation allowance against certain net deferred tax assets in South America, resulting in a favorable impact to the income tax provision of $64 million for the third quarter and first nine months of 2012.

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

Accounting Standards Issued But Not Yet Adopted

Balance Sheet - Offsetting. In December 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The new accounting standard is effective for us as of January 1, 2013.

Intangibles – Goodwill and Other. In July 2012, the FASB issued a new accounting standard that provides the option to evaluate qualitative factors to determine whether a calculated impairment test for indefinite-lived intangible assets is necessary. The new accounting standard is effective for us as of January 1, 2013.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	September 30, 2012			December 31, 2011
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail, gross	$39,279	$8,072	$47,351	$38,406	$8,124	$46,530
Less: Unearned interest supplements (a)	(1,326)	(214)	(1,540)	(1,407)	(217)	(1,624)
Retail	37,953	7,858	45,811	36,999	7,907	44,906
Direct financing leases, gross	31	845	876	4	988	992
Less: Unearned interest supplements (a)	—	(17)	(17)	—	(19)	(19)
Direct financing leases	31	828	859	4	969	973
Consumer finance receivables (b)	$37,984	$8,686	$46,670	$37,003	$8,876	$45,879

Non-Consumer
Wholesale	$15,583	$7,022	$22,605	$15,480	$8,516	$23,996
Dealer loans	1,161	58	1,219	1,103	63	1,166
Other (c)	1,021	392	1,413	988	372	1,360
Non-Consumer finance receivables (b)(d)	17,765	7,472	25,237	17,571	8,951	26,522
Total recorded investment	$55,749	$16,158	$71,907	$54,574	$17,827	$72,401

Recorded investment in finance receivables (e)	$55,749	$16,158	$71,907	$54,574	$17,827	$72,401
Less: Allowance for credit losses	(298)	(92)	(390)	(388)	(106)	(494)
Finance receivables, net	$55,451	$16,066	$71,517	$54,186	$17,721	$71,907

Net finance receivables subject to fair value (f)			$70,652			$70,926
Fair value			72,560			72,466
 __________

(a)	Ford-sponsored special-rate financing attributable to retail contracts and direct financing leases.

(b)
At September 30, 2012 and December 31, 2011, includes North America consumer receivables of $23.9 billion and $29.4 billion and non-consumer receivables of $14.2 billion and $14.2 billion, respectively, and International consumer receivables of $5.7 billion and $6.6 billion and non-consumer receivables of $4.3 billion and $5.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

(c)
At September 30, 2012 and December 31, 2011, other receivables includes $599 million and $590 million, respectively, of receivables purchased from certain divisions and affiliates of Ford in the U.S. where control is retained by the seller and $149 million and $265 million, respectively, of receivables related to certain used vehicles from daily rental fleet companies where we are serving as Ford's agent.

(d)
At September 30, 2012 and December 31, 2011, includes $66 million and $67 million, respectively, of North America wholesale receivables and $15 million and $16 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At September 30, 2012 and December 31, 2011, includes $362 million and $305 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(e)	At September 30, 2012 and December 31, 2011, excludes $173 million and $180 million, respectively, of accrued uncollected interest receivables, which we report in Other assets on our balance sheet.

(f)
At September 30, 2012 and December 31, 2011, excludes $877 million and $1.0 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 12 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging. For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. The aging analysis of our finance receivables balances at September 30, 2012 was as follows (in millions):

	31-60 Days Past Due	61-90 Days Past Due	91-120 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Finance Receivables
North America
Consumer
Retail	$625	$72	$20	$55	$772	$37,181	$37,953
Direct financing leases	—	—	—	—	—	31	31
Non-Consumer
Wholesale	—	1	1	2	4	15,579	15,583
Dealer loans	3	4	4	11	22	1,139	1,161
Other	—	—	—	—	—	1,021	1,021
Total North America recorded investment	628	77	25	68	798	54,951	55,749

International
Consumer
Retail	33	18	10	28	89	7,769	7,858
Direct financing leases	4	2	1	3	10	818	828
Non-Consumer
Wholesale	1	—	—	4	5	7,017	7,022
Dealer loans	—	—	—	1	1	57	58
Other	—	—	—	2	2	390	392
Total International recorded investment	38	20	11	38	107	16,051	16,158
Total recorded investment	$666	$97	$36	$106	$905	$71,002	$71,907

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our consumer receivables portfolio was as follows (in millions):

	September 30, 2012		December 31, 2011
	Retail	Direct Financing Leases	Retail	Direct Financing Leases
North America
Pass	$37,806	$31	$36,839	$4
Special Mention	92	—	90	—
Substandard	55	—	70	—
Total North America recorded investment	37,953	31	36,999	4

International
Pass	7,802	822	7,834	962
Special Mention	28	3	33	4
Substandard	28	3	40	3
Total International recorded investment	7,858	828	7,907	969
Total recorded investment	$45,811	$859	$44,906	$973

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

The credit quality analysis of our wholesale and dealer loan receivables was as follows (in millions):

	September 30, 2012		December 31, 2011
	Wholesale	Dealer Loan	Wholesale	Dealer Loan
North America
Group I	$13,000	$958	$12,712	$876
Group II	2,322	149	2,489	165
Group III	247	48	273	58
Group IV	14	6	6	4
Total North America recorded investment	15,583	1,161	15,480	1,103

International
Group I	4,611	38	5,277	42
Group II	1,329	10	1,912	10
Group III	1,078	9	1,318	10
Group IV	4	1	9	1
Total International recorded investment	7,022	58	8,516	63
Total recorded investment	$22,605	$1,219	$23,996	$1,166

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

The recorded investment of consumer receivables in non-accrual status was $323 million, or 0.7% of our consumer receivables, at September 30, 2012, and $402 million, or 0.9% of our consumer receivables, at December 31, 2011.

The recorded investment of non-consumer receivables in non-accrual status was $28 million, or 0.1% of our non-consumer receivables, at September 30, 2012, and $27 million, or 0.1% of our non-consumer receivables, at December 31, 2011.

Finance receivables greater than 90 days past due and still accruing interest included $15 million and $14 million of non-bankrupt consumer accounts at September 30, 2012 and December 31, 2011, respectively, and were $14 million and de minimis for non-consumer loans at September 30, 2012 and December 31, 2011, respectively.

Impaired Receivables

Consumer. Finance receivables are evaluated both collectively and specifically for impairment. Impaired consumer receivables include accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. The recorded investment of consumer receivables that were impaired at September 30, 2012 and December 31, 2011 was $411 million, or 0.9% of consumer receivables, and $382 million, or 0.8% of consumer receivables, respectively.

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

The recorded investment of non-consumer receivables that were impaired at September 30, 2012 and December 31, 2011, was $61 million, or 0.2% of non-consumer receivables, and $64 million, or 0.2% of non-consumer receivables, respectively.

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

The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $185 million, or 0.4% of our consumer receivables, during the period ended September 30, 2012 and $297 million, or 0.6% during the period ended September 30, 2011. A subsequent default occurs when contracts that were previously modified in TDRs within the last twelve months and subsequently had past due payments that resulted in repossession. The subsequent annualized default rate for consumer contracts was 5.7% of TDRs during the period ended September 30, 2012.

Consumer receivables involved in TDRs are specifically assessed for impairment. A specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of any collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of collateral is used to estimate the specific impairment. The allowance for credit losses related to consumer TDRs was $18 million and $13 million at September 30, 2012 and at September 30, 2011, respectively.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Non-Consumer. Within our non-consumer receivables segment, only dealer loans subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of dealer loans. The recorded investment of dealer loans modified as TDRs during the periods ended September 30, 2012 and September 30, 2011 were de minimis.

Dealer loans involved in TDRs are assessed for impairment and included in our allowance for credit losses based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or the fair value of collateral adjusted for estimated costs to sell. For loans where foreclosure is probable, the fair value of collateral is used to estimate the specific impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount by which the recorded investment of the receivable exceeds its estimated fair value. The allowance for credit losses related to non-consumer TDRs for the periods ended
September 30, 2012 and September 30, 2011 were de minimis.

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

Net investment in operating leases were as follows (in millions):

	September 30, 2012	December 31, 2011
Vehicles, at cost, including initial direct costs	$16,566	$13,545
Less: Accumulated depreciation	(2,591)	(2,407)
Net investment in operating leases before allowance for credit losses (a)	13,975	11,138
Less: Allowance for credit losses	(26)	(40)
Net investment in operating leases	$13,949	$11,098
__________

(a)
Includes net investment in operating leases of $5.1 billion and $6.4 billion at September 30, 2012 and December 31, 2011, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended September 30 (in millions):

	Third Quarter 2012
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$361	$19	$380	$26	$406
Charge-offs	(77)	(1)	(78)	(11)	(89)
Recoveries	40	3	43	11	54
Provision for credit losses	45	(2)	43	(1)	42
Other (a)	3	(1)	2	1	3
Ending balance	$372	$18	$390	$26	$416

	First Nine Months 2012
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$451	$43	$494	$40	$534
Charge-offs	(226)	(8)	(234)	(35)	(269)
Recoveries	133	10	143	39	182
Provision for credit losses	12	(27)	(15)	(18)	(33)
Other (a)	2	—	2	—	2
Ending balance	$372	$18	$390	$26	$416

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$354	$16	$370	$26	$396
Specific impairment allowance	18	2	20	—	20
Ending balance	$372	$18	$390	$26	$416

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$46,259	$25,176	$71,435	$13,975
Specifically evaluated for impairment	411	61	472	—
Recorded investment (b)	$46,670	$25,237	$71,907	$13,975

Ending balance, net of allowance for credit losses	$46,298	$25,219	$71,517	$13,949
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES (Continued)

	Third Quarter 2011
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$563	$46	$609	$64	$673
Charge-offs	(96)	(2)	(98)	(20)	(118)
Recoveries	51	2	53	20	73
Provision for credit losses	(3)	(4)	(7)	(13)	(20)
Other (a)	(8)	(2)	(10)	—	(10)
Ending balance	$507	$40	$547	$51	$598

	First Nine Months 2011
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$701	$66	$767	$87	$854
Charge-offs	(300)	(8)	(308)	(75)	(383)
Recoveries	160	4	164	70	234
Provision for credit losses	(55)	(22)	(77)	(32)	(109)
Other (a)	1	—	1	1	2
Ending balance	$507	$40	$547	$51	$598

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$494	$31	$525	$51	$576
Specific impairment allowance	13	9	22	—	22
Ending balance	$507	$40	$547	$51	$598

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$45,747	$24,096	$69,843	$10,455
Specifically evaluated for impairment	352	68	420	—
Recorded investment (b)	$46,099	$24,164	$70,263	$10,455

Ending balance, net of allowance for credit losses	$45,592	$24,124	$69,716	$10,404
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	September 30, 2012
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.2	$27.1	$0.2	$26.9	$22.8
Wholesale	0.3	17.1	—	17.1	11.4
Finance receivables	2.5	44.2	0.2	44.0	34.2
Net investment in operating leases	0.3	5.1	—	5.1	3.4
Total VIE	$2.8	$49.3	$0.2	$49.1	$37.6

Non-VIE
Retail (c)	$0.1	$2.5	$—	$2.5	$2.2
Wholesale	—	1.4	—	1.4	1.3
Finance receivables	0.1	3.9	—	3.9	3.5
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.1	$3.9	$—	$3.9	$3.5

Total securitization transactions
Retail (c)	$2.3	$29.6	$0.2	$29.4	$25.0
Wholesale	0.3	18.5	—	18.5	12.7
Finance receivables	2.6	48.1	0.2	47.9	37.7
Net investment in operating leases	0.3	5.1	—	5.1	3.4
Total securitization transactions	$2.9	$53.2	$0.2	$53.0	$41.1
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2011
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.5	$31.7	$0.3	$31.4	$26.0
Wholesale	0.5	17.9	—	17.9	11.2
Finance receivables	3.0	49.6	0.3	49.3	37.2
Net investment in operating leases	0.4	6.4	—	6.4	4.2
Total VIE	$3.4	$56.0	$0.3	$55.7	$41.4

Non-VIE
Retail (c)	$0.3	$4.3	$—	$4.3	$3.8
Wholesale	—	1.9	—	1.9	1.5
Finance receivables	0.3	6.2	—	6.2	5.3
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.2	$—	$6.2	$5.3

Total securitization transactions
Retail (c)	$2.8	$36.0	$0.3	$35.7	$29.8
Wholesale	0.5	19.8	—	19.8	12.7
Finance receivables	3.3	55.8	0.3	55.5	42.5
Net investment in operating leases	0.4	6.4	—	6.4	4.2
Total securitization transactions	$3.7	$62.2	$0.3	$61.9	$46.7
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Interest expense related to securitization debt for the periods ended September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
VIE	$171	$248	$599	$763
Non-VIE	23	35	73	108
Total securitization transactions	$194	$283	$672	$871

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

	September 30, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
VIE - securitization entities	$3	$139	$157	$97
Ford Credit related to VIE	85	70	81	63
Other Ford Credit securitization related	13	26	12	25
Total securitization transactions	$101	$235	$250	$185

Derivative expense/(income) related to our securitization transactions for the periods ended September 30 was as follows (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
VIE - securitization entities	$58	$(46)	$209	$(13)
Ford Credit related to VIE	8	(18)	(7)	20
Other Ford Credit securitization related	4	4	16	12
Total securitization transactions	$70	$(60)	$218	$19

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. VARIABLE INTEREST ENTITIES (Continued)

VIEs of Which We are the Primary Beneficiary

We use special purpose entities to issue asset-backed securities in transactions to public and private investors, bank conduits, and government-sponsored entities or others who obtain funding from government programs. We have deemed most of these special purpose entities to be VIEs. The asset-backed securities are secured by finance receivables and interests in net investments in operating leases. The assets continue to be consolidated by us. We retain interests in our securitization VIEs, including subordinated securities issued by the VIEs, rights to cash held for the benefit of the securitization investors, and rights to the excess cash flows not needed to pay the debt and other obligations issued or arising in the securitization transactions.

The transactions create and pass along risks to the variable interest holders, depending on the assets securing the debt and the specific terms of the transactions. We aggregate and analyze the asset-backed securitization transactions based on the risk profile of the product and the type of funding structure, including:

•	Retail – consumer credit risk and pre-payment risk

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at September 30, 2012 and December 31, 2011, and ranged from $0 to $373 million during the first nine months of 2012. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for additional information regarding derivatives.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. VARIABLE INTEREST ENTITIES (Continued)

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $77 million and $71 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, our operations are exposed to global market risks, including the effect of changes in interest rates and foreign currency exchange rates. To manage these risks, we enter into various derivative contracts:

•	Interest rate contracts including swaps, caps and floors that are used to manage the effects of interest rate fluctuations;

•	Foreign currency exchange contracts that are used to manage foreign exchange exposure; and

•	Cross-currency interest rate swap contracts that are used to manage foreign currency and interest rate exposures on foreign-denominated debt.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$44	$45	$126	$178
Ineffectiveness (a)	6	(6)	8	(22)
Total	$50	$39	$134	$156

Derivatives not designated as hedging instruments
Interest rate contracts	$(13)	$(6)	$(27)	$(12)
Foreign currency exchange contracts (b)	(10)	46	(67)	45
Cross-currency interest rate swap contracts (b)	(61)	33	(109)	2
Other (c)	—	83	(81)	85
Total	$(84)	$156	$(284)	$120
__________

(a)
For the third quarter of 2012 and 2011, hedge ineffectiveness reflects change in fair value on derivatives of $118 million gain and $372 million gain, respectively, and change in fair value on hedged debt of $112 million loss and $378 million loss, respectively. For the first nine months of 2012 and 2011, hedge ineffectiveness reflects a $276 million gain and a $418 million gain on derivatives, respectively, and a $268 million loss and a $440 million loss on hedged debt, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the Ford Upgrade Exchange Linked ("FUEL") notes (see Note 12).

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	September 30, 2012			December 31, 2011
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$14,431	$820	$5	$7,786	$526	$—

Derivatives not designated as hedging instruments
Interest rate contracts	62,923	633	279	70,348	637	237
Foreign currency exchange contracts (a)	2,330	22	33	3,079	53	37
Cross-currency interest rate swap contracts	2,614	—	83	987	12	12
Other (b)	—	—	—	2,500	137	—
Total derivatives not designated as hedging instruments	67,867	655	395	76,914	839	286
Total derivative financial instruments	$82,298	$1,475	$400	$84,700	$1,365	$286
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

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

Counterparty Risk

Use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at September 30, 2012 was $1.5 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be lower.

We include an adjustment for non-performance risk in the fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) decreased our derivative assets by $31 million and $52 million at September 30, 2012 and December 31, 2011, respectively, and decreased our derivative liabilities by $8 million and $7 million at September 30, 2012 and December 31, 2011, respectively. See Note 12 for additional information regarding valuation methodologies.

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

Other assets were as follows (in millions):

	September 30, 2012	December 31, 2011
Accrued interest and other non-finance receivables	$631	$635
Collateral held for resale, at net realizable value	296	374
Restricted cash (a)	238	121
Deferred charges	261	281
Deferred charges – income taxes	225	156
Prepaid reinsurance premiums and other reinsurance receivables	280	252
Investment in non-consolidated affiliates	139	141
Property and equipment, net of accumulated depreciation (b)	130	137
Other	57	75
Total other assets	$2,257	$2,172
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $402 million and $383 million at September 30, 2012 and December 31, 2011, respectively.

Other liabilities and deferred income were as follows (in millions):

	September 30, 2012	December 31, 2011
Interest payable	$764	$812
Deferred interest supplements and residual support payments on net investment in operating leases	1,132	962
Income taxes payable to Ford and affiliated companies (a)	563	660
Unrecognized tax benefits	525	535
Unearned insurance premiums	292	266
Other	350	358
Total other liabilities and deferred income	$3,626	$3,593
__________

(a)	In the first nine months of 2012 and in the year ended December 31, 2011, we paid $99 million and $1.4 billion, respectively, to Ford in accordance with our intercompany tax sharing agreement.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2012	2011	2012	2011	September 30, 2012	December 31, 2011
Short-term debt
Asset-backed commercial paper	0.4%	0.3%			$5,824	$6,835
Floating rate demand notes	1.1%	1.3%			4,962	4,713
Other asset-backed short-term debt	1.3%	1.5%			766	2,741
Unsecured commercial paper	1.6%	5.4%			1,176	156
Other short-term debt	6.0%	7.0%			1,347	1,579
Total short-term debt	1.3%	1.4%	1.3%	1.4%	14,075	16,024
Long-term debt
Senior indebtedness
Notes payable within one year					3,078	6,127
Notes payable after one year					32,381	24,892
Asset-backed debt
Notes payable within one year					14,815	16,526
Notes payable after one year					19,636	20,558
Unamortized discount					(138)	(149)
Fair value adjustments					867	681
Total long-term debt	3.8%	4.2%	4.2%	4.6%	70,639	68,635
Total debt	3.4%	3.7%	3.7%	4.0%	$84,714	$84,659

Fair value of debt					$88,187	$86,785

Interest rates are presented for the third quarter of 2012 and fourth quarter of 2011. Average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees. Fair value adjustments relate to designated fair value hedges of unsecured debt.

The fair value of debt includes $7.5 billion and $6.4 billion of short-term debt at September 30, 2012 and December 31, 2011, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 12 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	September 30, 2012	December 31, 2011
Other short-term debt	$46	$48
Notes payable within one year	78	466
Notes payable after one year	236	91
Total debt with affiliated companies	$360	$605

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

In the third quarter and first nine months of 2012, through private market transactions, we called an aggregate principal amount of $267 million (of which none were maturing in 2012) and repurchased and called $482 million, respectively, of our unsecured and asset-backed debt. As a result, in the third quarter and first nine months of 2012, we recorded a pre-tax loss of $3 million and $12 million, respectively, net of unamortized premiums, discounts, and fees in Other income, net.

In the third quarter and first nine months of 2011, through private market transactions, we repurchased and called an aggregate principal amount of $804 million (including $1 million maturing in 2011) and $2.3 billion, respectively, of our unsecured debt. As a result, in the third quarter and first nine months of 2011, we recorded a pre-tax loss of $31 million and $65 million, respectively, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the third quarter and first nine months of 2011.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At September 30, 2012, maturities were as follows (in millions):

	2012 (a)	2013 (b)	2014	2015	2016	Thereafter (c)	Total
Unsecured debt	$6,539	$6,649	$3,694	$8,878	$4,807	$12,377	$42,944
Asset-backed debt	9,111	14,731	11,112	3,723	869	1,495	41,041
Unamortized (discount)/premium (d)	—	(6)	(86)	(18)	(13)	(15)	(138)
Fair value adjustments (d)	—	43	29	93	46	656	867
Total debt	$15,650	$21,417	$14,749	$12,676	$5,709	$14,513	$84,714
__________

(a)	Includes $10,970 million for short-term and $4,680 million for long-term debt.

(b)	Includes $3,105 million for short-term and $18,312 million for long-term debt.

(c)	Includes $10,449 million of unsecured debt maturing between 2017 and 2021 with the remaining balance maturing after 2031.

(d)	Presented based on maturity date of related debt.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in the accumulated balances for each component of accumulated other comprehensive income/(loss) ("AOCI") for the periods ended September 30 were as follows (in millions):

	First Nine Months
	2012	2011
Foreign currency translation
Beginning balance	$600	$821
Net gain/(loss) on foreign currency translation (net of tax of $0 and $0)	141	(93)
Reclassifications to net income (net of tax of $0 and $0)	—	11
Other comprehensive income/(loss), net of tax	141	(82)
Ending balance	$741	$739

Total AOCI ending balance at September 30	$741	$739

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the statement of operations due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net are as follows for the periods ended September 30 (in millions):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Gains/(Losses) on extinguishment of debt	$(3)	$(31)	$(12)	$(65)
Gains/(Losses) on derivatives (a)	(78)	150	(276)	99
Currency revaluation gains/(losses) (a)	76	(95)	164	(102)
Interest and investment income	21	16	71	87
Insurance fee income	12	16	41	68
Other	57	66	219	119
Total other income, net	$85	$122	$207	$206
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

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, market price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the tables below.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents -- financial instruments
U.S. government	$1	$—	$—	$1	$1	$—	$—	$1
U.S. government-sponsored enterprises	—	167	—	167	—	75	—	75
Non-U.S. government agencies (a)	—	5	—	5	—	150	—	150
Corporate debt	—	18	—	18	—	—	—	—
Non-U.S. government	—	16	—	16	—	15	—	15
Total cash equivalents-financial instruments(b)	1	206	—	207	1	240	—	241
Marketable securities
U.S. government	2,071	—	—	2,071	619	—	—	619
U.S. government-sponsored enterprises	—	449	—	449	—	713	—	713
Non-U.S. government agencies (a)	—	175	—	175	—	778	—	778
Corporate debt	—	1,206	—	1,206	—	1,186	—	1,186
Mortgage-backed and other asset-backed	—	73	—	73	—	88	—	88
Non-U.S. government	—	121	—	121	—	444	—	444
Other liquid investments (c)	—	16	—	16	—	7	—	7
Total marketable securities	2,071	2,040	—	4,111	619	3,216	—	3,835
Derivative financial instruments
Interest rate contracts	—	1,453	—	1,453	—	1,163	—	1,163
Foreign currency exchange contracts	—	22	—	22	—	53	—	53
Cross-currency interest rate swap contracts	—	—	—	—	—	12	—	12
Other (d)	—	—	—	—	—	—	137	137
Total derivative financial instruments	—	1,475	—	1,475	—	1,228	137	1,365
Total assets at fair value	$2,072	$3,721	$—	$5,793	$620	$4,684	$137	$5,441

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$284	$—	$284	$—	$237	$—	$237
Foreign currency exchange contracts	—	33	—	33	—	37	—	37
Cross-currency interest rate swap contracts	—	83	—	83	—	12	—	12
Total derivative financial instruments	—	400	—	400	—	286	—	286
Total liabilities at fair value	$—	$400	$—	$400	$—	$286	$—	$286
__________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $4.8 billion and $5.7 billion at September 30, 2012 and December 31, 2011, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.1 billion and $2.8 billion at September 30, 2012 and December 31, 2011, respectively.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	Represents derivative features included in the FUEL notes.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following tables summarize the changes recorded through income in Level 3 items measured at fair value on a recurring basis and reported on our balance sheet for the periods ended September 30 (in millions):

	Third Quarter
	2012			2011
	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value
Beginning balance	$—	$—	$—	$5	$80	$85
Realized/unrealized gains/(losses)
Other income, net	—	—	—	—	397	397
Other comprehensive income/(loss) (b)	—	—	—	—	2	2
Interest income/(expense) (c)	—	—	—	—	40	40
Total realized/unrealized gains/(losses)	—	—	—	—	439	439
Purchases, issues, sales, and settlements
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	6	6
Total purchases, issues, sales, and settlements	—	—	—	—	6	6
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (d)	—	—	—	(5)	—	(5)
Ending balance	$—	$—	$—	$—	$525	$525

Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$436	$436
__________

(a)	See Note 7 for detail on financial statement presentation by hedge designation.

(b)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(c)	Recorded in Interest expense.

(d)	Represents transfers out due to the increase in availability of observable data.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

	First Nine Months
	2012			2011
	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value
Beginning balance	$—	$137	$137	$1	$(109)	$(108)
Realized/unrealized gains/(losses)
Other income, net	—	(81)	(81)	—	385	385
Other comprehensive income/(loss) (b)	—	—	—	—	(1)	(1)
Interest income/(expense) (c)	—	—	—	—	65	65
Total realized/unrealized gains/(losses)	—	(81)	(81)	—	449	449
Purchases, issues, sales, and settlements
Purchases	—	—	—	5	—	5
Issues (d)	—	—	—	—	73	73
Sales	—	—	—	—	—	—
Settlements (e)	—	(56)	(56)	—	112	112
Total purchases, issues, sales, and settlements	—	(56)	(56)	5	185	190
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3 (f)	—	—	—	(6)	—	(6)
Ending balance	$—	$—	$—	$—	$525	$525

Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$475	$475

__________

(a)	See Note 7 for detail on financial statement presentation by hedge designation.

(b)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(c)	Recorded in Interest expense.

(d)	Represents derivative features included in the FUEL notes.

(e)
Reflects $56 million due to the extinguishment of the derivative features included in the FUEL notes as a result of the mandatory exchange of the FUEL notes to unsecured notes in the second quarter of 2012.

(f)	Represents transfers out due to the increase in availability of observable data.

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy for the periods ended September 30, 2012 and December 31, 2011 that were still held on our balance sheet at those dates (in millions):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
North America
Retail receivables	$—	$—	$55	$55	$—	$—	$70	$70
Dealer loans	—	—	2	2	—	—	6	6
Total North America	$—	$—	$57	$57	$—	$—	$76	$76

International
Retail receivables	$—	$—	$27	$27	$—	$—	$39	$39

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our statement of operations for the periods ended September 30, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Third Quarter		First Nine Months
	2012	2011	2012	2011
North America
Retail receivables	$(6)	$(8)	$(14)	$(19)
Dealer loans	—	—	—	—
Total North America	$(6)	$(8)	$(14)	$(19)

International
Retail receivables	$(6)	$(3)	$(11)	$(11)
Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies for the period ended September 30, 2012 (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Fair Value Range
Nonrecurring basis
Retail receivables
North America	$55	Income Approach	POD percentage	$44 - $55
International	$27	Income Approach	ARV percentage	$22 - $33
Dealer loans	$2	Income Approach	Estimated market value	$2 - $4

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

Key operating data for our business segments for the periods ended or at September 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
Third Quarter 2012
Total revenue (a)	$1,636	$437	$(4)	$—	$(4)	$2,069
Income/(Loss) before income taxes	334	63	(4)	—	(4)	393
Other disclosures
Depreciation on vehicles subject to operating leases	550	90	—	—	—	640
Interest expense	551	190	—	—	—	741
Provision for credit losses	41	1	—	—	—	42

Third Quarter 2011
Total revenue (a)	$1,678	$499	$29	$—	$29	$2,206
Income/(Loss) before income taxes	465	84	32	—	32	581
Other disclosures
Depreciation on vehicles subject to operating leases	381	83	—	—	—	464
Interest expense	655	236	(3)	—	(3)	888
Provision for credit losses	(12)	(8)	—	—	—	(20)
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
First Nine Months 2012
Total revenue (a)(b)	$4,885	$1,370	$(99)	$—	$(99)	$6,156
Income/(Loss) before income taxes (b)	1,173	202	(92)	—	(92)	1,283
Other disclosures
Depreciation on vehicles subject to operating leases	1,547	261	—	—	—	1,808
Interest expense	1,704	622	(8)	—	(8)	2,318
Provision for credit losses	(33)	—	—	—	—	(33)
Net finance receivables and net investment in operating leases (b)	70,335	16,688	—	(1,557)	(1,557)	85,466
Total assets (b)	81,521	21,363	—	(1,557)	(1,557)	101,327

First Nine Months 2011
Total revenue (a)	$5,076	$1,591	$(81)	$—	$(81)	$6,586
Income/(Loss) before income taxes	1,723	251	(76)	—	(76)	1,898
Other disclosures
Depreciation on vehicles subject to operating leases	1,042	194	—	—	—	1,236
Interest expense	1,839	842	(5)	—	(5)	2,676
Provision for credit losses	(103)	(6)	—	—	—	(109)
Net finance receivables and net investment in operating leases	63,011	18,858	—	(1,749)	(1,749)	80,120
Total assets	75,308	23,924	—	(1,749)	(1,749)	97,483
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees are not material. At September 30, 2012 and December 31, 2011, the following guarantees and indemnifications were issued and outstanding:

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $78 million and $81 million at September 30, 2012 and December 31, 2011, respectively. Of these values, $70 million and $71 million at September 30, 2012 and December 31, 2011, respectively, were counter-guaranteed by Ford to us.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

In addition, FCE has guaranteed obligations of Ford in Romania pursuant to one guarantee with maximum potential payments of $285 million at September 30, 2012. This guarantee has been partially collateralized by $74 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary. This cash is available for use in FCE's daily operations, and is recorded as Debt. The remaining $211 million is not collateralized by Blue Oval Holdings, but is counter-guaranteed by Ford. This guarantee has an expiration date of June 9, 2013, and it could terminate upon payment and/or cancellation of the obligations by Ford. A payment to the guaranteed party would be triggered by failure of Ford to fulfill its obligation covered by the guarantee.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at September 30, 2012. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the "Company") as of September 30, 2012 and December 31, 2011, and the related consolidated statements of operations, of comprehensive income, of shareholder's interest and of cash flows for the three-month and nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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
November 2, 2012

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On a pre-tax basis we earned $393 million in the third quarter of 2012, compared with $581 million a year ago. The following chart shows the decrease in pre-tax operating profit by causal factor:

2012 THIRD QUARTER PRE-TAX RESULTS COMPARED WITH 2011

Millions
$581
$(188)
$393
$8
$(68)
$(62)
$(104)
$38
2011 3Q
2012 3Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Memo:	2011 3Q	2012 3Q	Volume	Financing Margin	Credit Loss	Lease Residual	Other
B / (W) 2012 2Q		$(45)	$(4)	$35	$(93)	$(29)	$46
<u>Receivables (Bils.) (a)</u>							
Total	$80	$ 85					
Managed	82	87

__________

(a)
Total receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit’s balance sheet. Managed receivables equal total receivables, excluding unearned interest supplements of $(2) billion at September 30, 2012 and September 30, 2011.

The $188 million decrease in pre-tax profits is more than explained by fewer lease terminations, which resulted in fewer vehicles sold at a gain, lower financing margin as higher-yielding assets originated in prior years run off, and the non recurrence of credit loss reserve reductions.

Results of our operations by business segment and unallocated risk management for the periods ending September 30 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	Third Quarter			First Nine Months
	2012	2011	2012 Over/(Under) 2011	2012	2011	2012 Over/(Under) 2011
Income/(Loss) before income taxes
North America Segment	$334	$465	$(131)	$1,173	$1,723	$(550)
International Segment	63	84	(21)	202	251	(49)
Unallocated risk management	(4)	32	(36)	(92)	(76)	(16)
Income/(Loss) before income taxes	$393	$581	$(188)	$1,283	$1,898	$(615)

North America Segment

The decreases in North America Segment pre-tax profits are more than explained by fewer lease terminations, which resulted in fewer vehicles sold at a gain, lower financing margin, and the non recurrence of credit loss reserve reductions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International Segment

The decreases in International Segment pre-tax profits are more than explained by lower volume and unfavorable lease residual performance, partially offset by higher financing margin.

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ending September 30 were as follows (in thousands):

	Third Quarter		First Nine Months
	2012	2011	2012	2011
North America Segment
United States	259	227	740	645
Canada	29	29	86	84
Total North America Segment	288	256	826	729
International Segment
Europe	94	94	295	293
Other International	15	14	40	39
Total International Segment	109	108	335	332
Total contract placement volume	397	364	1,161	1,061

Shown below are our financing shares of new vehicles sold by dealers in the United States and new vehicles sold by dealers in Europe for the periods ending September 30. Also shown below are our wholesale financing shares of new vehicles acquired by dealers in the United States, excluding fleet, and of new vehicles acquired by dealers in Europe for the periods ending September 30:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
United States
Financing share - Ford and Lincoln
Retail installment and lease	42%	38%	39%	36%
Wholesale	77	79	78	81
Europe
Financing share - Ford
Retail installment and lease	34%	30%	31%	28%
Wholesale	98	99	98	99

North America Segment

The increases in total contract placement volumes primarily reflected higher financing share and higher sales of new vehicles.  Higher financing share was primarily explained by changes in Ford's marketing programs that favored us.

International Segment

Total contract placement volumes in the third quarter and first nine months of 2012 were about equal to a year ago. The increases in financing share for the third quarter and first nine months were primarily explained by changes in Ford's marketing programs that favored us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, at September 30, 2012 and December 31, 2011 are shown in the table below (in billions). Receivables at September 30, 2012, increased from year end 2011, primarily due to higher net investment in operating leases in North America.

	September 30, 2012	December 31, 2011
Receivables
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$39.3	$38.4
Non-Consumer
Wholesale	15.6	15.5
Dealer loan and other	2.2	2.1
Total North America Segment – finance receivables (a)	57.1	56.0
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	8.9	9.1
Non-Consumer
Wholesale	7.0	8.5
Dealer loan and other	0.4	0.4
Total International Segment – finance receivables (a)	16.3	18.0
Unearned interest supplements	(1.5)	(1.6)
Allowance for credit losses	(0.4)	(0.5)
Finance receivables, net	71.5	71.9
Net investment in operating leases (a)	14.0	11.1
Total receivables (b)	$85.5	$83.0
Memo:
Total managed receivables (c)	$87.0	$84.6
__________

(a)
At September 30, 2012 and December 31, 2011, includes consumer receivables before allowance for credit losses of $29.6 billion and $36.0 billion, respectively, and non-consumer receivables before allowance for credit losses of $18.5 billion and $19.8 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at September 30, 2012 and December 31, 2011, includes net investment in operating leases before allowance for credit losses of $5.1 billion and $6.4 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2011.

(b)	Includes allowance for credit losses of $416 million and $534 million at September 30, 2012 and December 31, 2011, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), customer characteristics, and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At September 30, 2012 and December 31, 2011, between 5% - 6% of the outstanding U.S. retail finance and lease contracts in our portfolio were classified by us as high risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Loss Metrics

Worldwide

The following charts show quarterly trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs on an annualized basis divided by the average amount of receivables outstanding for the period, excluding the reserves and unearned interest supplements related to finance receivables), credit loss reserve, and our credit loss reserves as a percentage of end-of-period ("EOP") receivables:

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils.)

$45
$52
$35
$17
$35
Q3
Q4
Q1
Q2
Q3
2011
2012

Loss-to-Receivables Ratio (LTR)

0.21%
0.25%
0.17%
0.08%
0.17%
Q3
Q4
Q1
Q2
Q3
2011
2012

Memo: Retail & Lease

$45	$53	$36	$16	$37

Credit Loss Reserve (Mils.) and Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.73%
0.63%
0.55%
0.47%
0.48%
Reserve
$598
$534
$479
$406
$416
Q3
Q4
Q1
Q2
Q3
2011
2012

Our third quarter 2012 credit losses continued to be at or near historically low levels.

Year-over-year charge-offs were down $10 million, reflecting lower repossessions in the United States. Quarter-over-quarter charge-offs were up $18 million, reflecting lower recoveries and higher repossessions and severities, consistent with historical seasonality.

Although credit loss performance (i.e. LTRs) continued to be in line with historical lows, we started to see a reduction in our year-over-year improvements.

The credit loss reserve was $416 million, down $182 million from a year ago reflecting lower repossessions and up $10 million from the second quarter of 2012, primarily reflecting growth of the portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Retail Installment and Operating Lease

The following charts show the credit loss metrics for our U.S. Ford and Lincoln brand retail installment sale and operating lease portfolio, which comprised approximately 70% of our worldwide consumer portfolio at September 30, 2012:

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies

0.15%
0.14%
0.12%
0.13%
0.18%
Q3
Q4
Q1
Q2
Q3
2011
2012

Memo: New Bankruptcy Filings (000)

7	7	6	6	5

Repossessions (000)

Repo. Ratio
12
11
9
7
8
1.93%
1.83%
1.54%
1.19%
1.36%
Q3
Q4
Q1
Q2
Q3
2011
2012

Severity

$6,300
$6,700
$6,700
$6,700
$6,900
Q3
Q4
Q1
Q2
Q3
2011
2012 (a)

Charge-Offs (Mils.) and LTR (%)

LTR
$34
$43
$26
$9
$27
0.34%
0.42%
0.25%
0.09%
0.24%
Q3
Q4
Q1
Q2
Q3
2011
2012

__________

(a)	Reflects a change to include certain repossession expenses in charge-offs.

Over-60-day delinquencies were 0.18% in the third quarter, up three basis points from the same period a year ago. Although higher, our over-60-day delinquencies are still below our historical average.

Repossessions in the third quarter were 8,000 units or 1.36% of average accounts outstanding, down 57 basis points from the same period a year ago.

Severity of $6,900 in the third quarter was up $600 from the same period a year ago, primarily reflecting a younger portfolio as we are experiencing growth.

Year-over-year and quarter-over-quarter changes in credit loss performance in the United States are consistent with the worldwide results discussed previously.

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

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show return volumes and auction values at constant third quarter 2012 vehicle mix for vehicles returned in the respective periods. Our U.S. Ford and Lincoln operating lease portfolio accounted for about 90% of our total investment in operating leases at September 30, 2012.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
16
1
8
7
15
3
7
5
19
10
5
4
15
9
4
2
14
8
3
3
Q3
Q4
Q1
Q2
Q3
2011
2012

Memo: U.S. Return Rates

48%	58%	66%	59%	61%

Auction Values (At Q3 2012 Mix)

24-Month
$19,840
$19,615
$19,490
36-Month
$17,830
$16,845
$17,140
$17,775
$17,800
Q3
Q4
Q1
Q2
Q3
2011
2012

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$10.4	$11.1	$11.9	$12.9	$14.0

Lease return volumes in the third quarter were 2,000 units lower than the same period a year ago, primarily reflecting lower lease placements in 2009. The third quarter lease return rate was 61%, up 13 percentage points compared with the same period last year, reflecting a higher mix of 24-month contracts, which typically have higher return rates than longer term contracts.

In the third quarter of 2012, our auction values for 36-month vehicles were comparable with the same period a year ago and with the second quarter of 2012. Our 24-month auction values declined $125 per unit from second quarter 2012.

Our worldwide net investment in operating leases was $14.0 billion at the end of the third quarter of 2012, up from $11.1 billion at year end 2011.

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

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2011 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody's			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	B+	NR	Positive
Feb. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Sep. 2011	BB (high)	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Oct. 2011	BB (high)	R-4	Stable	BB+	B	Positive	Ba1	NP	Positive	BB+	NR	Stable
Apr. 2012	BB (high)	R-4	Stable	BBB-	F3	Stable	Ba1	NP	Positive	BB+	NR	Stable
May 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Stable
Aug. 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Positive (a)
Sep. 2012	BBB (low)	R-3	Stable	BBB-	F3	Stable	Baa3	P-3	Stable	BB+ (b)	NR	Positive
__________

(a)	S&P placed Ford Credit under review with positive implications on August 10, 2012.

(b)	S&P assigns FCE Bank plc ("FCE") a long-term senior unsecured credit rating of BBB-, maintaining a one notch differential versus Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Funding

Overview

Our funding strategy remains focused on diversification and we plan to continue accessing a variety of markets, channels and investors. Our liquidity remains strong, and we will maintain cash balances and committed capacity that meet our business and funding requirements over an economic cycle.

We are largely complete with our 2012 public term funding plan. Through November 1, 2012, we completed $21 billion of funding in the public markets, including about $9 billion of unsecured issuance, of which about $600 million was issued under the Ford Credit U.S. Retail Notes program, and $12 billion of securizations.

We ended the quarter with about $21 billion of liquidity and about $32 billion of committed capacity, compared with about $17 billion of liquidity and about $33 billion of committed capacity at December 31, 2011. Ford Credit renewed about $2 billion of committed capacity in the third quarter. For additional information on our committed capacity programs, refer to the "Liquidity" section.

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE

Billions

Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt and Other (c)
Equity
Cash, Cash Equivalents and Marketable Securities (d)
$83
$5
$7
$37
$39
$10
$15
$85
$5
$7
$40
$36
$9
$12
$87
$5
$6
$35
$43
$9
$11
$85-90
~$5
$5-6
$35-37
$41-44
$9-10
$10-12
Year End 2010
Year End 2011
Q3 2012
Year End 2012 Fcst.

	Year End 2010	Year End 2011	Q3 2012	Year End 2012 Fcst.
Securitized Funding as Percentage of Managed Receivables	52%	55%	47%	~48%

__________

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Includes about $1.1 billion of unsecured commercial paper in the United States in the third quarter of 2012.

(d)	Excludes marketable securities related to insurance activities.

At the end of the third quarter of 2012, managed receivables were $87 billion. We ended the quarter with about $11 billion in cash, and securitized funding was 47% of managed receivables.

We are projecting 2012 year-end managed receivables in the range of $85 billion to $90 billion, and securitized funding is expected to represent about 48% of total managed receivables, compared with 55% at year end 2011. It is our expectation that securitized funding as a percentage of managed receivables will continue to decline going forward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Term Funding Plan

The following table shows our planned issuances for full-year 2012, and our public term funding issuances through November 1, 2012, as well as our funding issuances for full-year 2011 and 2010 (in billions):

	Term Funding Plan
	2012
	Full-Year Forecast		Through November 1,	Full-Year 2011	Full-Year 2010

Unsecured	$9	-10	$9	$8	$6
Securitizations (a)	12	-14	12	11	11
Total	$21	-24	$21	$19	$17
__________

(a)	Includes Rule 144A offerings.

Through November 1, 2012, we completed $21 billion of public term funding in the United States, Canada and Europe, including about $9 billion of unsecured debt and $12 billion of securitizations. These levels represent the low-end of our projected range for the year.

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

The following table illustrates our liquidity programs and utilization (in billions):

	September 30, 2012	December 31, 2011
Liquidity Sources (a)
Cash (b)	$10.7	$12.1
Unsecured credit facilities	0.7	0.7
FCAR bank lines	6.5	7.9
Conduit/Bank Asset-Backed Securitizations ("ABS")	25.2	24.0
Total liquidity sources	43.1	44.7

Utilization of Liquidity
Securitization cash (c)	(2.9)	(3.7)
Unsecured credit facilities	—	(0.2)
FCAR bank lines	(5.8)	(6.8)
Conduit/Bank ABS	(9.2)	(14.5)
Total utilization of liquidity	(17.9)	(25.2)
Gross liquidity	25.2	19.5
Capacity in excess of eligible receivables	(4.4)	(2.4)
Liquidity available for use	$20.8	$17.1
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

At September 30, 2012, we had $43.1 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $17.9 billion at the end of the third quarter, compared with $25.2 billion at year end 2011. The reduction of $7.3 billion from year end primarily reflects lower usage of our private conduits.

We ended the third quarter of 2012 with gross liquidity of $25.2 billion. Capacity in excess of eligible receivables increased to $4.4 billion, providing a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Liquidity available for use was $20.8 billion at the end of the quarter, compared with $17.1 billion at year end 2011.

Cash, Cash Equivalents, and Marketable Securities. At September 30, 2012, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.7 billion, compared with $12.1 billion at year end 2011. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs. Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Department of Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, commercial paper rated A-1/P-1 or higher, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We currently do not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at September 30, 2012.

The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs. We monitor our cash levels and average maturity on a daily basis. Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $2.9 billion and $3.7 billion at September 30, 2012 and December 31, 2011, respectively.

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our outstanding unsecured and asset-backed debt. We called an aggregate principal amount of $267 million in the third quarter of 2012 and repurchased and called $482 million in the first nine months.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $25.2 billion ($13.1 billion of retail, $7.9 billion of wholesale, and $4.2 billion of lease assets) at September 30, 2012, of which about $6.0 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $22.7 billion (of which $4.8 billion relates to FCE commitments), having maturities within the next twelve months and the remaining balance having maturities between October 2013 and August 2014. We plan to achieve committed capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates, and also provides a committed funding source for future originations and flexibility to transfer capacity among different asset classes and markets. At September 30, 2012, $9.2 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities. At September 30, 2012, we and our majority-owned subsidiaries had $744 million of contractually-committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $713 million at September 30, 2012) credit facility (the "FCE Credit Agreement") that matures in 2014, all of which is available for use. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and us to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At September 30, 2012, FCE had £55 million (equivalent to about $89 million) of commitments from financial institutions in Italy and Spain. There were no commitments from financial institutions in Greece, Ireland, or Portugal.

In addition, at September 30, 2012, we had about $6.5 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program, of which $154 million expires in 2012, $3.3 billion expires in 2013, and $3.1 billion expires in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At September 30, 2012, $6.5 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At September 30, 2012, the outstanding commercial paper balance for the FCAR program was $5.8 billion.

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

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	September 30, 2012	December 31, 2011
Total debt	$84.7	$84.7
Equity	9.4	8.9
Financial statement leverage (to 1)	9.0	9.5

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	September 30, 2012	December 31, 2011
Total debt	$84.7	$84.7
Adjustments for cash, cash equivalents, and marketable securities (a)	(10.7)	(12.1)
Adjustments for derivative accounting (b)	(0.9)	(0.7)
Total adjusted debt	$73.1	$71.9

Equity	$9.4	$8.9
Adjustments for derivative accounting (b)	(0.3)	(0.2)
Total adjusted equity	$9.1	$8.7
Managed leverage (to 1) (c)	8.0	8.3
__________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At September 30, 2012, our managed leverage was 8.0 to 1 compared with 8.3 to 1 at December 31, 2011, significantly below the threshold of 11.5 to 1 set forth in the Amended and Restated Support Agreement with Ford. We project managed leverage to continue in the range of 8-9:1, which is consistent with our goal of maintaining a strong investment grade balance sheet.

Through September 30, 2012, we paid $600 million in distributions to our parent, Ford Holdings LLC. For additional information on our planned distributions or managed leverage, refer to the "Outlook" section.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

We now expect full year 2012 pre-tax profits of about $1.6 billion and to pay distributions to our parent for the full year of about $600 million. We will continue to assess future distributions based on our available liquidity and managed leverage objectives.

We project managed receivables at year end to be in the range of $85 billion to $90 billion.

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

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of September 30, 2012, and for the three-month and nine-month periods ended September 30, 2012 and 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 2, 2012 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2011 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at September 30, 2012, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $81 million over the next twelve months, compared with an increase of $60 million at December 31, 2011. The sensitivity analysis presented above assumes a one percentage point rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Michael E. Bannister, our Chairman of the Board and Chief Executive Officer ("CEO"), and Michael L. Seneski, our Chief Financial Officer ("CFO") and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2012, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	November 2, 2012

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated November 2, 2012, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1 and 2 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012	Incorporated herein by reference to Ford Motor Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report (a)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report (a)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report (a)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report (a)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report (a)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report (a)
__________

(a)	Submitted electronically with this Report.