Form 10-K
period 2012-12-31
FORD MOTOR CREDIT CO LLC
filed 2013-02-19
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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

Exhibit Index begins on page 50

FORD MOTOR CREDIT COMPANY LLC
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2012

i

ii

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

Our annual reports on Form 10-K and quarterly reports on Form 10-Q, and current reports on Form 8-K filed with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website located at www.fordcredit.com/investor-center. These reports can be found on the SEC's website located at www.sec.gov.

Products and Services. We offer a wide variety of automotive financing products to and through automotive dealers throughout the world. The predominant share of our business consists of financing Ford and Lincoln vehicles and supporting the dealers of those brands. We earn our revenue primarily from:

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

Geographic Scope of Operations and Segment Information. We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. We divide our business segments based on geographic regions: North America ("North America Segment") and International ("International Segment"). The North America Segment includes our operations in the United States and Canada. The International Segment includes our operations in all other countries in which we do business directly and indirectly. For additional financial information regarding our operations by business segments and operations by geographic regions, see Note 20 of our Notes to the Financial Statements.

North America Segment

Our United States operations accounted for 71% and 68% of our total managed receivables at year-end 2012 and 2011, respectively, and our Canadian operations accounted for about 11% of our total managed receivables at year-end 2012 and 2011. Managed receivables include net finance receivables and net investment in operating leases, excluding unearned interest supplements. For additional information on how we review our business performance, including on a managed basis, refer to the "Overview" section of Item 7 of Part II of our 10-K Report. Managed receivables are discussed further in the "Financial Condition" section of Item 7 of Part II of our 10-K Report.

Item 1. Business (Continued)

In the United States, under the Ford Credit and Lincoln Automotive Financial Services brand names, we provide financing services to and through dealers of Ford and Lincoln vehicles.  In Canada, under the Ford Credit brand name, we provide financing services to and through dealers of Ford and Lincoln vehicles. We also provided financing of Mercury and non-Ford vehicles sold by these dealers and their affiliates. The results reported in Item 7 of Part II of our 10-K Report include Mercury, which Ford discontinued in 2010.

International Segment

Our International Segment includes operations in three main regions: Europe, Asia-Pacific Africa, and Latin America. Our Europe region is our largest international operation, accounting for about 16% and 19% of our total managed receivables at year-end 2012 and 2011, respectively. Within the International Segment our Europe region accounted for 85% and 86% of our managed receivables at year-end 2012 and 2011, respectively. Most of our European operations are managed through a United Kingdom-based subsidiary, FCE Bank plc ("FCE"), which operates in the United Kingdom and has branches in 10 other European countries. In addition, FCE has operating subsidiaries in Hungary, Poland, and the Czech Republic that provide a variety of wholesale, leasing and retail vehicle financing. Germany and the United Kingdom are our largest markets in Europe. About 70% of FCE's finance and lease receivables are from customers and dealers in Germany, the United Kingdom and France, about 15% are from customers and dealers in Italy and Spain, and about 1% are from customers and dealers in Greece, Ireland, and Portugal. FCE, through its Worldwide Trade Financing division, provides financing to distributors/importers in countries where typically there is no established local Ford presence. The Worldwide Trade Financing division currently provides financing in over 70 countries. In addition, other private label operations and alternative business arrangements exist in some European markets. In the Asia-Pacific Africa region, we operate in China. In the Latin America region, we operate in Mexico, Brazil, and Argentina. We have joint ventures with local financial institutions and other third parties in various locations around the world.

Dependence on Ford

The predominant share of our business consists of financing Ford vehicles and supporting Ford dealers. Any extended reduction or suspension of Ford's production or sale of vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by Ford, would have an adverse effect on our business. Additional information about Ford's business, operations, production, sales and risks can be found in Ford's Annual Report on Form 10-K for the year ended December 31, 2012 ("Ford's 2012 10-K Report"), filed separately with the SEC and incorporated by reference as an exhibit to our 2012 10-K Report (without financial statements and exhibits).

Ford has sponsored special-rate financing programs available only through us. Similar programs may be offered in the future. Under these programs, Ford makes interest supplements or other support payments to us. These programs increase our financing volume and share of financing sales of Ford vehicles. For additional information regarding interest supplements and other support costs earned from affiliated companies, see Note 19 of our Notes to the Financial Statements.

Competition

The automotive financing business is highly competitive, due in part to web-based credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. Our principal competitors are:

•	Banks,

•	Independent finance companies,

•	Credit unions,

•	Leasing companies, and

•	Other automobile manufacturers' affiliated finance companies.

Item 1. Business (Continued)

We compete mainly on the basis of service and financing rate programs, including those sponsored by Ford. A key foundation of our service is providing broad and consistent purchasing policies for retail installment sale and lease contracts and consistent support for dealer financing requirements across economic cycles. These policies have helped us build strong relationships with Ford's dealer network that enhance our competitiveness. Our ability to provide competitive financing rates depends on effectively and efficiently originating, purchasing and servicing our receivables, and efficiently accessing the capital markets. We routinely monitor the capital markets and develop funding alternatives to optimize our competitive position. Ford sponsored special-rate financing programs available only through us give us a competitive advantage in providing financing to Ford dealers and their customers.

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

In general, we purchase from dealers retail installment sale contracts and lease contracts that meet our credit standards. These contracts primarily relate to the purchase or lease of new vehicles, but some are for used vehicles. Dealers typically submit customer applications electronically. We automatically obtain information on the applicant including a credit bureau score, if available. We evaluate each credit application, the applicant, the terms of the proposed contract, credit bureau information, proprietary risk score and other information and decide whether to purchase the contract. Purchase decisions are made within a framework of Ford Credit's purchase quality guidelines and risk factor guidelines. Credit applications are typically evaluated by our electronic decisioning process which may approve or reject applications.

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

We offer a variety of retail installment sale financing products. In the United States, retail installment sale contract terms for new vehicles range primarily from 24 to 72 months. The average original term of our retail installment sale contracts was 60 months and 59 months in the United States for contracts purchased in 2012 and 2011, respectively. A small portion of our retail installment sale contracts have non-uniform payment periods and payment amounts to accommodate special cash flow situations. We also offer a retail balloon product in Europe under which the retail customer may finance a vehicle with an installment sale contract with a series of monthly payments followed by paying the amount remaining in a single balloon payment. The customer can satisfy the balloon payment obligation by payment in full of the amount owed, by refinancing the amount owed, or by returning the vehicle to us and paying additional charges for mileage and excess wear and use, if any. Generally, we sell vehicles returned to us to Ford dealers and non-Ford dealers through auctions. Customers who choose our retail balloon product may also qualify for special-rate financing offers from Ford.

Item 1. Business (Continued)

In most markets, we hold a security interest in the vehicles purchased through retail installment sale contracts. This security interest provides us certain rights and protections. As a result, if our collection efforts fail to bring a delinquent customer's payments current, we generally can repossess the customer's vehicle, after satisfying local legal requirements, and sell it at auction. The customer typically remains liable for any deficiency between net auction proceeds and the defaulted contract obligations, including any repossession-related expenses. We, generally, require retail customers to carry fire, theft, and collision insurance on financed vehicles.

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

In the United States, retail operating lease terms for new vehicles range primarily from 24 to 48 months. In 2012 and 2011, the average original lease term for contracts purchased was 30 months and 32 months, respectively.

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

Non-Consumer Financing

Overview

We extend commercial credit to franchised dealers selling Ford and Lincoln vehicles primarily in the form of approved lines of credit to purchase new and used vehicles. Each commercial lending request is evaluated, taking into consideration the borrower's financial condition, supporting security, and numerous other financial and qualitative factors. All credit exposures are reviewed at least annually. Generally, receivables are secured by the related vehicle or the related property and may also be secured by other dealer assets. Asset verification processes are in place and include physical audits of vehicle inventories with increased audit frequency for higher risk dealers.

Item 1. Business (Continued)

Dealer Financing

Wholesale Financing. We offer a wholesale financing program for qualifying dealers to finance new and used vehicles held in inventory. We generally finance the vehicle's wholesale invoice price for new vehicles and up to 100% of the dealer's purchase price for used vehicles. Dealers generally pay a floating interest rate on wholesale loans. In the United States, the average wholesale receivable, excluding the time the vehicle was in transit from the assembly plant to the dealership, was outstanding for 50 days in 2012 compared with 47 days in 2011. Our wholesale financing program includes financing of large multi-brand dealer groups that are some of our largest wholesale customers based on the amount financed.

When a dealer uses our wholesale financing program to purchase vehicles, we obtain a security interest in the vehicles and, in many instances, other assets of the dealer. Our subsidiary, The American Road Insurance Company ("TARIC"), generally provides insurance for vehicle damage and theft of vehicles held in dealer inventory that are financed by us.

Dealer Loans. We make loans to dealers to finance dealership real estate, to make improvements to dealership facilities and to provide working capital. These loans are typically secured by mortgages on dealership real estate and/or by secured interests in other dealership assets. In addition, these loans are generally supported by personal guarantees from the individual owners of the dealership.

Other Financing

We also purchase receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, receivables from Ford-related loans, and certain used vehicles from daily rental fleet companies.

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

Servicing

General. After we purchase retail installment sale contracts and leases from dealers and other customers, we manage the contracts during their contract terms. This management process is called servicing. We service the finance receivables and leases we originate and purchase. Our servicing duties include the following:

Item 1. Business (Continued)

•	applying monthly payments from customers;

•	contacting delinquent customers for payment;

•	maintaining a security interest in the financed vehicle;

•	providing billing statements to customers;

•	responding to customer inquiries;

•	releasing the secured interest on paid-off finance contracts;

•	arranging for the repossession of vehicles; and

•	selling repossessed and returned vehicles.

Customer Payment Operations. Customers may make payments by mailing checks to a bank for deposit in a lockbox account, through electronic payment services, a direct debit program, or a telephonic payment system.

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

Supplier Operations. We engage vendors to perform some of our servicing processes. These processes include depositing monthly payments from customers, monitoring the perfection of security interests in financed vehicles, imaging of contracts and electronic data file maintenance, generating retail and lease billing statements, providing telephonic payment systems for retail customers, handling of some inbound and outbound collections calls, and recovering deficiencies for selected accounts.

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

Repossessions and Off-lease Vehicles. We view repossession of a financed or leased vehicle as a final step that we undertake only after all other collection efforts have failed. Our United States systems also employ a web-based network of outside contractors who support the repossession process. We usually sell repossessed vehicles and apply the proceeds to the amount owed on the customer's account. We continue to attempt collection of any deficient amounts until the account is paid in full, we obtain mutually satisfactory payment arrangements with the debtor or we determine that the account is uncollectible.

We manage the sale of repossessed vehicles and returned leased vehicles. Repossessed vehicles are reported in other assets on our balance sheet at values that approximate expected net auction proceeds. We inspect and recondition the vehicle to maximize the net auction value of the vehicle. Typically, repossessed vehicles are sold at open auctions. Returned leased vehicles are predominantly sold through an on-line re-marketing process, closed auctions in which only Ford dealers may participate, or at open auctions, in which any licensed dealer can participate.

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

We also offer various Ford-branded insurance products throughout the world underwritten by non-affiliated insurance companies from which we receive fee income but the underwriting risk remains with the non-affiliated insurance companies. In addition, TARIC has provided to Ford and its subsidiaries various types of surety bonds, including bonds generally required as part of any appeals of litigation, financial guarantee bonds, and self-insurance workers' compensation bonds. Premiums from our insurance business generated approximately 1% of our total revenues in 2012 and 2011.

Employee Relations

Our worldwide full-time employees were approximately 6,300 and 6,500 at year-end 2012 and 2011, respectively. Most of our employees are salaried, and most are not represented by a union. We consider employee relations to be satisfactory.

Governmental Regulations

As a finance company, we are highly regulated by the governmental authorities in the locations where we operate.

United States

Within the United States, our operations are subject to regulation, supervision and licensing under various federal, state, and local laws and regulations.

Item 1. Business (Continued)

Federal Regulation. We are subject to extensive federal regulation, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective purchasers and lessees in consumer retail and lease financing transactions and prohibit discriminatory credit practices. The principal disclosures required under the Truth-in-Lending Act for retail finance transactions include the terms of repayment, the amount financed, the total finance charge and the annual percentage rate. For retail lease transactions, we are required to disclose the amount due at lease inception, the terms for payment, and information about lease charges, insurance, excess mileage, wear and use charges, and liability on early termination. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants and customers on a variety of factors, including race, color, sex, age, or marital status. Pursuant to the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for being denied. In addition, any of the credit scoring systems we use during the application process or other processes must comply with the requirements for such systems under the Equal Credit Opportunity Act. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a consumer credit report obtained from a national credit bureau and sets forth requirements related to identity theft, privacy, and enhanced accuracy in credit reporting content. We are also subject to the Servicemembers Civil Relief Act that prohibits us from charging interest in excess of 6% on transactions with customers who subsequently enter into full-time service with the military and request such interest rate modification, and limits our ability to collect future payments from lease customers who terminate their lease early. In addition, we are subject to other federal regulation, including the Gramm-Leach-Bliley Act, that requires us to maintain confidentiality and safeguard certain consumer data in our possession and to communicate periodically with consumers on privacy matters.

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

International

In some countries outside the United States, some of our subsidiaries, including FCE, are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. FCE is authorized by the U.K. Financial Services Authority ("FSA") to carry on a range of regulated activities within the U.K. and through its own branch and subsidiary network in 13 other European countries, and is subject to consolidated supervision by the FSA. FCE also holds a standard license under the U.K. Consumer Credit Act of 1974 and other licenses to conduct financing business in other European locations. Since 1993, FCE has obtained authorizations from the Bank of England (now the FSA) pursuant to the Banking Consolidation Directive entitling it to operate through a European branch network and operate branches in 10 other countries. In many other locations where we operate, governmental authorities require us to obtain equivalent banking licenses to conduct our business.

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

Transactions with Ford and Affiliates

On November 6, 2008, we and Ford entered into an Amended and Restated Support Agreement ("Support Agreement"). Pursuant to the Support Agreement, if our managed leverage for a calendar quarter were to be higher than 11.5 to 1 (as reported in our most recent Form 10-Q Report or Form 10-K Report), we can require Ford to make or cause to be made a capital contribution to us in an amount sufficient to have caused such managed leverage to have been 11.5 to 1. A copy of the Support Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and is incorporated by reference herein as an exhibit. No capital contributions have been made to us pursuant to the Support Agreement. In addition, we have an agreement to maintain FCE's net worth in excess of $500 million. No payments have been made to FCE pursuant to the agreement during the 2001 through 2012 periods.

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

More information about transactions between us and Ford and other affiliates is contained in Note 19 of our Notes to the Financial Statements, "Business - Overview", "Business - Retail Financing", "Business - Non-Consumer Financing - Other Financing" and the description of Ford's business in Exhibit 99.

ITEM 1A. RISK FACTORS

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to Ford and Ford Credit:

Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors.  In the fall of 2008, the global economy entered a financial crisis and severe recession, putting significant pressure on both Ford and the automotive industry generally. These economic conditions dramatically reduced automotive industry sales volume in the United States and Europe, in particular, and began to slow growth in other markets around the world. U.S. automotive industry sales volume declined from 16.5 million units in 2007 to 13.5 million units in 2008 and 10.6 million units in 2009, before rebounding slightly to 11.8 million units in 2010 and growing to 13 million units in 2011 and 14.8 million units in 2012. For the 19 markets Ford tracks in Europe, automotive industry sales volume declined from 18 million units in 2007 to 16.6 million units in 2008, 15.9 million units in 2009, 15.3 million units in 2010 and 2011, and 14 million units in 2012 with further decline likely in 2013.

Because Ford, like other manufacturers, has a high proportion of relatively fixed structural costs, relatively small changes in industry sales volume can have a substantial effect on its cash flow and profitability. If industry vehicle sales were to decline to levels significantly below Ford's planning assumption, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors, Ford's financial condition and results of operations would be substantially adversely affected.

Decline in Ford's market share or failure to achieve growth. To maintain competitive economies of scale and grow its global market share, Ford must grow its market share in fast-growing newly-developed and emerging markets, particularly in Asia Pacific, as well as maintain or grow market share in mature markets. Ford's market share in certain growing markets, such as China, is substantially lower than it is in mature markets. A significant decline in Ford's market share in mature markets or failure to achieve growth in newly-developing or emerging markets, whether due to capacity constraints, competitive pressures, protectionist trade policies, or other factors could have a substantial adverse effect on Ford's financial condition and results of operations.

Lower-than-anticipated market acceptance of Ford's new or existing products. Although Ford conducts extensive market research before launching new or refreshed vehicles, many factors both within and outside Ford's control affect the success of new or existing products in the marketplace. Offering highly desirable vehicles that customers want and value can mitigate the risks of increasing price competition and declining demand, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value, fuel efficiency, or other attributes) can exacerbate these risks. For example, if a new model were to experience quality issues at the time of launch, the vehicle's perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share, and profitability. In addition, with increased consumer interconnectedness through the internet and other media, mere allegations relating to quality, safety, fuel efficiency, corporate social responsibility or other key attributes can negatively impact market acceptance, even where such allegations prove to be inaccurate or unfounded.

Market shift away from sales of larger, more profitable vehicles beyond Ford's current planning assumption, particularly in the United States. A shift in consumer preferences away from larger, more profitable vehicles at levels beyond Ford's current planning assumption could result in an immediate and substantial adverse impact on Ford's financial condition and results of operations. For example, when gasoline prices in the United States spiked to more than $4.00 per gallon in 2008 and the construction industry suddenly slowed, consumer preferences quickly and dramatically shifted away from larger, more profitable vehicles and into smaller vehicles. Ford estimates that shifting consumer preferences across all vehicle segments adversely impacted its Automotive operating pre-tax earnings and cash flow in 2008 by about $1.3 billion. Although Ford now has a more balanced portfolio of small, medium, and large, cars, utilities, and trucks that generally are more fuel efficient and contribute higher margins than in 2008, as well as a lower cost structure, a shift in consumer preferences away from sales of larger, more profitable vehicles at levels greater than Ford's current planning assumption - whether because of spiking fuel prices, a decline in the construction industry, government actions or incentives, or other reasons - still could have a substantial adverse effect on Ford's financial condition and results of operations.

Item 1A. Risk Factors (Continued)

An increase in or continued volatility of fuel prices, or reduced availability of fuel. An increase in fuel prices, continued price volatility, or reduced availability of fuel, particularly in the United States, could result in further weakening of demand for relatively more-profitable large cars, utilities, and trucks, while increasing demand for relatively less-profitable small vehicles. Continuation or acceleration of such a trend beyond Ford's current planning assumption, or volatility in demand across segments, could have a substantial adverse effect on Ford's financial condition and results of operations.

Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors. The global automotive industry is intensely competitive, with manufacturing capacity far exceeding current demand. According to the January 2013 report issued by IHS Automotive, the global automotive industry is estimated to have had excess capacity of 26 million units in 2012. Industry overcapacity has resulted in many manufacturers offering marketing incentives on vehicles in an attempt to maintain and grow market share; these incentives historically have included a combination of subsidized financing or leasing programs, price rebates, and other incentives. As a result, Ford is not necessarily able to set its prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations. Continuation of or increased excess capacity could have a substantial adverse effect on Ford's financial condition and results of operations.

Fluctuations in foreign currency exchange rates, commodity prices, and interest rates. Ford and Ford Credit are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, and interest rates. Ford and Ford Credit monitor and manage these exposures as an integral part of their overall risk management program, which recognizes the unpredictability of markets and seeks to reduce potentially adverse effects on our business. Nevertheless, changes in currency exchange rates, commodity prices, and interest rates cannot always be predicted or hedged. As a result, substantial unfavorable changes in foreign currency exchange rates, commodity prices, or interest rates could have a substantial adverse effect on Ford's and/or Ford Credit's financial condition and results of operations.

Adverse effects resulting from economic, geopolitical, or other events. With the increasing interconnectedness of global economic and financial systems, a financial crisis, natural disaster, geopolitical crisis, or other significant event in one area of the world can have an immediate and devastating impact on markets around the world. For example, the financial crisis that began in the United States in 2008 quickly spread to other markets; natural disasters in Japan and Thailand during 2011 caused production interruptions and delays not just in Asia Pacific but other regions around the world; and episodes of increased geopolitical tensions or acts of terrorism in the Middle East or elsewhere have at times caused adverse reactions that may spread to economies around the globe.

In 2013, concerns persist regarding the debt burden of certain of the countries that have adopted the euro currency ("euro area countries") and the ability of these countries to meet future financial obligations, as well as concerns regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances of individual euro area countries. If a country within the euro area were to default on its debt or withdraw from the euro currency, or - in a more extreme circumstance - the euro currency were to be dissolved entirely, the impact on markets around the world, and on Ford's global business, could be immediate and significant. Such a scenario - or the perception that such a development is imminent - could adversely affect the value of euro-denominated assets and obligations. In addition, such a development could cause financial and capital markets within and outside Europe to constrict, thereby negatively impacting our ability to finance our business, and also could cause a substantial dip in consumer confidence and spending that could negatively impact sales of vehicles. Any one of these impacts could have a substantial adverse effect on Ford's and/or Ford Credit's financial condition and results of operations.

In addition, Ford is pursuing growth opportunities in a number of newly-developed and emerging markets. These investments may expose Ford to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of Ford's manufacturing facilities or intellectual property, restrictive exchange controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on Ford's financial condition and results of operations.

Item 1A. Risk Factors (Continued)

Economic distress of suppliers that may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase costs, affect liquidity, or cause production constraints or disruptions. The automotive industry supply base has experienced increased economic distress due to the sudden and substantial drop in industry sales volumes beginning in 2008. Dramatically lower industry sales volume made existing debt obligations and fixed cost levels difficult for many suppliers to manage, increasing pressure on the supply base. As a result, suppliers not only were less willing to reduce prices, but some requested direct or indirect price increases as well as new and shorter payment terms. At times, Ford has had to provide financial assistance to key suppliers to ensure an uninterrupted supply of materials and components. In addition, where suppliers have exited certain lines of business or closed facilities due to the economic downturn or other reasons, Ford generally experiences additional costs associated with transitioning to new suppliers. Each of these factors could have a substantial adverse effect on Ford's financial condition and results of operations.

Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors). A work stoppage or other limitation on production could occur at Ford or supplier facilities for any number of reasons, including as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiation of new collective bargaining agreements, or as a result of supplier financial distress or other production constraints or difficulties, or for other reasons. Recent examples of situations that have affected industry production to varying degrees include: supplier financial distress due to reduced production volumes during the economic downturn in 2008 - 2009; capacity constraints as suppliers that restructured or downsized during the downturn work to satisfy growing industry volumes; short-term constraints on production as consumer preferences shift more fluidly across vehicle segments and features; and the impact on certain suppliers of natural disasters during 2011. As indicated, a work stoppage or other limitations on production at Ford or supplier facilities for any reason (including but not limited to labor disputes, natural or man-made disasters, tight credit markets or other financial distress, or production constraints or difficulties) could have a substantial adverse effect on Ford's financial condition and results of operations.

Single-source supply of components or materials. Many components used in Ford's vehicles are available only from a single supplier and cannot be re-sourced quickly or inexpensively to another supplier (due to long lead times, new contractual commitments that may be required by another supplier before ramping up to provide the components or materials, etc.). In addition to the general risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.

Labor or other constraints on Ford's ability to maintain competitive cost structure. Substantially all of the hourly employees in Ford's Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. Ford negotiated a four-year agreement with the UAW in 2011, and a new four-year agreement with the CAW in 2012.  Although Ford has negotiated transformational agreements in recent years, these agreements provide guaranteed wage and benefit levels throughout the contract term and some degree of employment security, subject to certain conditions. As a practical matter, these agreements may restrict Ford's ability to close plants and divest businesses. A substantial number of Ford's employees in other regions are represented by unions or government councils, and legislation or custom promoting retention of manufacturing or other employment in the state, country, or region may constrain as a practical matter Ford's ability to sell or close manufacturing or other facilities. For example, in October 2012 Ford announced its European transformation plan to address structural industry overcapacity. As announced, Ford intends to close three European manufacturing facilities, which would affect approximately 6,200 positions. Ford's intent to close its assembly plant in Genk, Belgium is subject to an information and consultation process with employee representatives, which Ford has commenced.

Substantial pension and postretirement health care and life insurance liabilities impairing liquidity or financial condition. Ford has qualified defined benefit retirement plans in the United States that cover hourly and salaried employees. Ford also provides pension benefits to non-U.S. employees and retirees, primarily in Europe. In addition, Ford and certain of its subsidiaries sponsor plans to provide other postretirement benefits ("OPEB") for retired employees (primarily health care and life insurance benefits). These benefit plans impose significant liabilities on Ford for plans that are not fully funded and will require additional cash contributions, which could impair Ford's liquidity.

Item 1A. Risk Factors (Continued)

Ford's U.S. defined benefit pension plans are subject to Title IV of the Employee Retirement Income Security Act of 1974 ("ERISA"). Under Title IV of ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One such circumstance is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. Although Ford believes it is unlikely that the PBGC would terminate any of its plans, in the event that Ford's U.S. pension plans were terminated at a time when the liabilities of the plans exceeded the assets of the plans, Ford would incur a liability to the PBGC that could be equal to the entire amount of the underfunding.

Ford Credit is jointly and severally liable to the PBGC for certain Ford IRS-qualified U.S. defined benefit pension plan liabilities and to any trustee appointed if one or more of these pension plans were to be terminated by the PBGC in a distress termination. Ford Credit is liable to pay any plan deficiencies and could have a lien placed on its assets by the PBGC to collateralize this liability. Ford Credit's financial condition and ability to repay unsecured debt could be materially adversely affected if Ford Credit were required to pay some or all of these obligations.

At December 31, 2012, Ford's U.S. and worldwide (including U.S.) defined benefit pension plans were underfunded by a total of $9.7 billion and $18.7 billion, respectively. If Ford's cash flows and capital resources were insufficient to fund Ford's pension or OPEB obligations, Ford could be forced to reduce or delay investments and capital expenditures, suspend dividend payments, seek additional capital, or restructure or refinance its indebtedness.

Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns). The measurement of Ford's obligations, costs, and liabilities associated with benefits pursuant to its postretirement benefit plans requires that Ford estimate the present value of projected future payments to all participants. Ford uses many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, and demographic experience (e.g., mortality and retirement rates). To the extent actual results are less favorable than Ford's assumptions, there could be a substantial adverse impact on Ford's financial condition and results of operations.

Restriction on use of tax attributes from tax law "ownership change."  Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use its tax attributes, including net operating losses and tax credits ("Tax Attributes").  At December 31, 2012, Ford had Tax Attributes that would offset $14.7 billion of taxable income.  For these purposes, an ownership change occurs if 5 percent shareholders of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. In 2012, Ford renewed for an additional three-year period its tax benefit preservation plan (the "Plan") to reduce the risk of an ownership change under Section 382. Under the Plan, shares held by any person who acquires, without the approval of Ford's Board of Directors, beneficial ownership of 4.99% or more of Ford's outstanding Common Stock could be subject to significant dilution. Ford intends to seek shareholder approval of the renewal at its annual meeting in May 2013.

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where standards may conflict with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should Ford or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of Ford's vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defects, or the cost of recall campaigns or warranty costs to remedy such defects in vehicles that have been sold, could be substantial.

Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions. The worldwide automotive industry is governed by a substantial amount of government regulation, which often differs by state, region, and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact), vehicle safety, and energy independence. In addition, many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers, and influencing the balance of payments.

Item 1A. Risk Factors (Continued)

In recent years, Ford has made significant changes to its product cycle plan to improve the overall fuel economy of vehicles Ford produces, thereby reducing their GHG emissions. There are limits on Ford's ability to achieve fuel economy improvements over a given timeframe, however, primarily relating to the cost and effectiveness of available technologies, consumer acceptance of new technologies and changes in vehicle mix, willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. The cost to comply with existing government regulations is substantial, and future, additional regulations could have a substantial adverse impact on Ford's financial condition and results of operations. In addition to governmental regulations, a number of influential organizations conduct public domain testing. Even as Ford continues to evolve its product line, aggressive changes in public domain testing requirements could have a negative influence on future sales.

Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise. Ford spends substantial resources ensuring that it complies with governmental safety regulations, mobile and stationary source emissions regulations, and other standards. Compliance with governmental standards, however, does not necessarily prevent individual or class actions, which can entail significant cost and risk. In certain circumstances, courts may permit tort claims even where Ford's vehicles comply with federal and/or other applicable law. Furthermore, simply responding to actual or threatened litigation or government investigations of Ford's compliance with regulatory standards, whether related to Ford's products or business or commercial relationships, may require significant expenditures of time and other resources. Litigation also is inherently uncertain, and Ford could experience significant adverse results. In addition, adverse publicity surrounding an allegation may cause significant reputational harm that could have a significant adverse effect on Ford's sales.

A change in requirements under long-term supply arrangements committing Ford to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay" contracts). Ford has entered into a number of long-term supply contracts that require it to purchase a fixed quantity of parts to be used in the production of Ford's vehicles. If Ford's need for any of these parts were to lessen, Ford could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract, which could have a substantial adverse effect on Ford's financial condition or results of operations.

Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments. Ford receives economic benefits from national, state, and local governments in various regions of the world in the form of incentives designed to encourage manufacturers to establish, maintain or increase investment, workforce, or production. These incentives may take various forms, including grants, loan subsidies, and tax abatements or credits. The impact of these incentives can be significant in a particular market during a reporting period. For example, most of Ford's manufacturing facilities in South America are located in Brazil, where the state or federal governments have historically offered, and continue to offer, significant incentives to manufacturers to encourage capital investment, increase manufacturing production, and create jobs. As a result, the performance of Ford's South American operations has been impacted favorably by government incentives to a substantial extent as Ford has increased its investment and manufacturing presence in Brazil, and Ford expects this favorable impact to continue for the next several years. A decrease in, expiration without renewal of, or other cessation or clawback of government incentives for any of Ford's business units, as a result of administrative decision or otherwise, could have a substantial adverse impact on Ford's financial condition and results of operations, as well as Ford's ability to fund new investments.

Inherent limitations of internal controls impacting financial statements and safeguarding of assets. Ford's and Ford Credit's internal control over financial reporting and their respective operating internal controls may not prevent or detect misstatements or loss of assets because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to financial statement accuracy and safeguarding of assets.

Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier.  Interruptions, outages, or breaches of operational systems (including business, financial, accounting, data processing, in-vehicle, or manufacturing processes), security systems, or infrastructure, as a result of cyber incidents, could materially disrupt critical operations, disclose confidential intellectual property, and/or give rise to allegations of or result in a breach of data privacy or other regulations within or outside the United States.

Item 1A. Risk Factors (Continued)

Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities. Under Ford's Credit Agreement dated December 15, 2006, as amended and restated on November 24, 2009 and as further amended ("Credit Agreement"), Ford is able to borrow, repay, and then re-borrow up to $9.6 billion until the facilities thereunder terminate, largely in 2015. If the financial institutions that provide these or other committed credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to Ford, which could substantially adversely affect Ford's liquidity and financial condition. In addition, at December 31, 2012, Ford Credit had $31.5 billion of committed liquidity programs, asset-backed commercial paper, and credit facilities, of which $18.2 billion were utilized leaving $13.3 billion available for use for which Ford Credit pays commitment fees. To the extent the financial institutions that provide these committed facilities and programs were to default on their obligation to fund the commitments, these facilities and programs would not be available to Ford Credit.

Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts, due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Ford Credit's ability to obtain funding under its committed asset-backed liquidity programs and certain other asset-backed securitization transactions is subject to having a sufficient amount of assets eligible for these programs, as well as Ford Credit's ability to obtain appropriate credit ratings and, for certain committed programs, derivatives to manage the interest rate risk. Over time, and particularly in the event of any credit rating downgrades, market volatility, market disruption, or other factors, Ford Credit may reduce the amount of receivables it purchases or originates because of funding constraints. In addition, Ford Credit may reduce the amount of receivables it purchases or originates if there were a significant decline in the demand for the types of securities it offers or Ford Credit was unable to obtain derivatives to manage the interest rate risk associated with its securitization transactions. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce its ongoing profits and could adversely affect its ability to support the sale of Ford vehicles.

Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles. Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability, and used car prices) has a significant impact on Ford Credit's business. The level of credit losses Ford Credit may experience could exceed its expectations and adversely affect its financial condition and results of operations. In addition, Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes for the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and quality or perceived quality, safety, fuel efficiency, or reliability of the vehicles. Actual return volumes may be higher than expected and can be influenced by contractual lease-end values relative to auction values, marketing programs for new vehicles, and general economic conditions. Each of these factors, alone or in combination, has the potential to adversely affect Ford Credit's profitability if actual results were to differ significantly from Ford Credit's projections.

Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit's bank competitors in the United States use credit aggregation systems that permit dealers to send, through standardized systems, retail credit applications to multiple finance sources to evaluate financing options offered by these sources. This process has resulted in greater competition based on financing rates. In addition, Ford Credit may face increased competition on wholesale financing for Ford dealers. Competition from such institutions with lower borrowing costs may increase, which could substantially adversely affect Ford Credit's profitability and the volume of its business.

New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations in which it operates, which can impose significant additional costs and/or restrictions on its business.  In the United States, for example, Ford Credit's operations are subject to regulation, supervision, and licensing under various federal, state, and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act, and Fair Credit Reporting Act.

Item 1A. Risk Factors (Continued)

Congress also passed the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act ("Act") in 2010 to reform practices in the financial services industries, including automotive financing and securitizations. The Act directs federal agencies to adopt rules to regulate the consumer finance industry and the capital markets and, among other things, gives the new Consumer Financial Protection Bureau broad rule-making authority for a wide range of consumer protection laws that will regulate consumer finance businesses, such as Ford Credit's retail automotive financing business. The Act also creates an alternative liquidation framework under which the Federal Deposit Insurance Corporation ("FDIC") may be appointed as receiver of a non-bank financial company if the U.S. Treasury Secretary (in consultation with the President of the United States) determines that the company is in default or danger of default and the resolution of the company under other applicable law (e.g., U.S. bankruptcy law) would have serious adverse effects on the financial stability of the United States. The FDIC's powers under this framework may vary from those of a bankruptcy court under U.S. bankruptcy law, which could adversely impact securitization markets, including Ford Credit's funding activities, regardless of whether Ford Credit ever is determined to be subject to the Act's alternative liquidation framework.

Federal agencies are given significant discretion in drafting the rules and regulations necessary to implement the Act, and, consequently, the effects of the Act on the capital markets and the consumer finance industry may not be known for years. The Act and its implementing rules and regulations could impose additional costs on Ford Credit and adversely affect its ability to conduct its business.

In some countries outside the United States, Ford Credit's subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Efforts to comply with these laws and regulations impose significant costs on Ford Credit, and affect the conduct of its business. Additional regulation could add significant cost or operational constraints that might impair Ford Credit's profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have none to report.

ITEM 2. PROPERTIES

We own our world headquarters in Dearborn, Michigan. We lease our corporate offices in Brentwood, England, from an affiliate of Ford. Most of our automotive finance branches and business centers are located in leased properties. The continued use of any of these leased properties is not material to our operations. At December 31, 2012, our total future rental commitment under leases of real property was $46 million.

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

Litigation is subject to many uncertainties and the outcome is not predictable. It is reasonably possible that matters could be decided unfavorably to us. Although the amount of liability at December 31, 2012, with respect to litigation matters cannot be ascertained, we believe that any resulting liability should not materially affect our operations, financial condition, and liquidity.

In addition, any litigation, investigation, proceeding or claim against Ford that results in Ford incurring significant liability, expenditures or costs could also have a material adverse affect on our operations, financial condition, and liquidity. For a discussion of pending significant cases against Ford, see Item 3 in Ford's 2012 10-K Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2012, all of our Shares were owned by Ford Holdings LLC, a wholly owned subsidiary of Ford. We did not issue or sell any equity interests during 2012, and there is no market for our Shares. We paid cash distributions of $600 million and $3 billion in 2012 and 2011, respectively.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our primary focus is to profitably support the sale of Ford and Lincoln vehicles. We work with Ford to maximize customer and dealer satisfaction and loyalty, offering a wide variety of financing products and outstanding service. We continually improve processes focusing on the customer and the dealer to manage costs and ensure the efficient use of capital. As a result, Ford Credit is uniquely positioned to drive incremental sales, improve customer satisfaction and owner loyalty to Ford, and direct profits and distributions back to Ford to support its overall business, including vehicle development.

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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

We measure the performance of our North America Segment and our International Segment primarily on an income before income taxes basis, after excluding the impact to earnings from gains and losses related to market valuation adjustments to derivatives primarily related to movements in interest rates, because our risk management activities are carried out on a centralized basis at the corporate level, with only certain elements allocated to our two segments. For additional information regarding our segments, see Note 20 of our Notes to the Financial Statements.

Results of Operations

2012 Compared with 2011

On a pre-tax basis we earned $1.7 billion in 2012, compared with $2.4 billion in 2011. The following chart shows the decrease in pre-tax profit by causal factor:

2012 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2011

Millions
$2,404
$(707)
$1,697
$58
$(283)
$(125)
$(523)
$166
2011
2012
Volume
Financing Margin
Credit Loss
Lease Residual
Other

The decline is more than explained by fewer leases being terminated, which resulted in fewer vehicles sold at a gain, and lower financing margin, as higher yielding assets originated in prior years run off.

Results of our operations by business segment and unallocated risk management for the years ending December 31 are shown below (in millions). For additional information, see Note 20 of our Notes to the Financial Statements.

	2012	2011	2012 Over/(Under) 2011
Income before income taxes
North America Segment	$1,550	$2,159	$(609)
International Segment	249	371	(122)
Unallocated risk management	(102)	(126)	24
Income before income taxes	$1,697	$2,404	$(707)

North America Segment

The full year decrease in North America Segment pre-tax profits is more than explained by fewer lease terminations, which resulted in fewer vehicles sold at a gain, and lower financing margin as higher yielding assets originated in prior years run off.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

International Segment

The full year decrease in International Segment pre-tax profits is more than explained by the non-recurrence of 2011 foreign currency translation adjustments related to the discontinuation of financing in Australia, lower volume and unfavorable lease residual performance, offset partially by higher financing margin.

2011 Compared with 2010

On a pre-tax basis we earned $2.4 billion in 2011, compared with $3.1 billion in 2010. The following chart shows the decrease in pre-tax profit by causal factor:

2011 FULL YEAR PRE-TAX RESULTS COMPARED WITH 2010

Millions
$3,054
$(650)
$2,404
$101
$82
$(129)
$(151)
$(553)
2010
2011
Volume
Financing Margin
Credit Loss
Lease Residual
Other

The decline reflects fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

Results of our operations by business segment and unallocated risk management for the years ending December 31 are shown below (in millions). For additional information, see Note 20 of our Notes to the Financial Statements.

	2011	2010	2011 Over/(Under) 2010
Income before income taxes
North America Segment	$2,159	$2,785	$(626)
International Segment	371	354	17
Unallocated risk management	(126)	(85)	(41)
Income before income taxes	$2,404	$3,054	$(650)

The full year decrease in North America Segment pre-tax earnings is more than explained by fewer leases being terminated and the related vehicles sold at a gain, and lower credit loss reserve reductions.

The full year increase in International Segment pre-tax results is more than explained by foreign currency translation adjustments related to the discontinuation of financing in Australia.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the years ending December 31 were as follows (in thousands):

	2012	2011	2010
North America Segment
United States	978	870	713
Canada	114	111	113
Total North America Segment	1,092	981	826
International Segment
Europe	392	382	354
Other international	58	57	38
Total International Segment	450	439	392
Total contract placement volume	1,542	1,420	1,218

Shown below are our financing shares of new Ford- and Lincoln-brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe for the years ending December 31.  Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the years ending December 31:

	2012	2011	2010
United States
Financing share - Ford and Lincoln
Retail installment and lease	38%	36%	32%
Wholesale	78	80	81
Europe
Financing share - Ford
Retail installment and lease	32%	29%	26%
Wholesale	98	99	99

North America Segment

These increases primarily reflected higher Ford and Lincoln financing share and higher sales of new Ford and Lincoln vehicles.  Higher Ford and Lincoln financing share was explained primarily by changes in Ford's marketing programs that favored us.

International Segment

In 2012, our total contract placement volumes were up from a year ago primarily reflecting higher financing share, mainly due to stronger marketing programs in Europe, offset largely by lower industry volumes.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, at December 31 were as follows (in billions):

	2012	2011	2010
Receivables
Finance receivables – North America Segment
Consumer
Retail installment and direct financing leases	$39.5	$38.4	$39.1
Non-Consumer
Wholesale	18.1	15.5	13.3
Dealer loan	1.4	1.1	1.1
Other	1.1	1.0	0.8
Total North America Segment – finance receivables (a)	60.1	56.0	54.3
Finance receivables – International Segment
Consumer
Retail installment and direct financing leases	9.0	9.1	10.6
Non-Consumer
Wholesale	7.4	8.5	8.7
Dealer loan	0.1	—	—
Other	0.4	0.4	0.4
Total International Segment – finance receivables (a)	16.9	18.0	19.7
Unearned interest supplements	(1.5)	(1.6)	(1.9)
Allowance for credit losses	(0.4)	(0.5)	(0.8)
Finance receivables, net	75.1	71.9	71.3
Net investment in operating leases (a)	14.7	11.1	10.0
Total receivables (b)	$89.8	$83.0	$81.3
Memo:
Total managed receivables (c)	$91.3	$84.6	$83.2
__________

(a)
At December 31, 2012, 2011 and 2010, includes consumer receivables before allowance for credit losses of $29.3 billion, $36.0 billion, and $35.8 billion respectively, and non-consumer receivables before allowance for credit losses of $21.6 billion, $19.8 billion and $18.7 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at December 31, 2012, 2011 and 2010, includes net investment in operating leases before allowance for credit losses of $6.3 billion, $6.4 billion and $6.2 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2012.

(b)	Includes allowance for credit losses of $408 million, $534 million and $854 million at December 31, 2012 , 2011 and 2010, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at December 31, 2012 increased from year-end 2011, primarily driven by increases in wholesale receivables and net investment in operating leases.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At December 31, 2012 and 2011, between 5% - 6% of the outstanding U.S. retail finance and lease contracts in our portfolio were classified by us as high risk at contract inception. For additional information on the quality of our receivables, see Note 3 of our Notes to the Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Credit Loss Metrics

Worldwide

The following charts show annual trends of charge-offs (credit losses, net of recoveries), loss-to-receivables ratios (charge-offs divided by the average amount of receivables outstanding for the period, excluding the allowance for credit losses (credit loss reserves) and unearned interest supplements related to finance receivables), credit loss reserves, and our credit loss reserves as a percentage of end-of-period ("EOP") receivables:

HISTORICAL CREDIT LOSS METRICS

Worldwide Charge-Offs (Mils.)
and LTR (%)
1.07%
0.84%
LTR
0.47%
0.24%
0.16%
$1,135
$1,095
$415
$201
$136
2008
2009
2010
2011
2012

Worldwide Credit Loss Reserve (Mils.) and
Reserves as a Pct. Of EOP Receivables
1.61%
1.40%
Reserves as %
of EOP Rec.
1.02%
0.63%
0.44%
$1,668
$1,549
$854
$534
$408
2008
2009
2010
2011
2012

Our charge-offs are down from 2011, primarily reflecting lower repossessions in the United States and lower losses in all international regions, offset partially by lower recoveries in the United States. The loss-to-receivables ratio is about one-third lower than in 2011 and is the lowest since we started tracking LTRs more than thirty years ago.

Reserves and reserves as a percent of EOP receivables are both lower than a year ago reflecting the decrease in charge-offs.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Retail Installment and Operating Lease

The following charts show the credit loss metrics for our U.S. Ford- and Lincoln-brand retail installment sale and operating lease portfolio, which comprised approximately 70% of our worldwide consumer portfolio at December 31, 2012:

HISTORICAL U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Average Placement FICO Score

719
726
730
738
737
2008
2009
2010
2011
2012

Over-60-Day Delinquencies

0.24%
0.24%
0.15%
0.14%
0.15%
2008
2009
2010
2011
2012

Memo: New Bankruptcy Filings (000)

2008	2009	2010	2011	2012
37	47	42	31	23

Repossessions (000)

3.01%
Repo. Ratio
2.30%
2.41%
1.86%
1.35%
81
94
64
45
32
2008
2009
2010
2011
2012

Memo: Severity

2008	2009	2010	2011	2012
$9,900	$8,300	$6,900	$6,500	$6,900

Charge-Offs (Mils.) and LTR (%)

1.36%
1.32%
LTR
0.68%
0.36%
0.23%
$774
$635
$280
$144
$100
2008
2009
2010
2011
2012

The upper left box shows the stability of our average placement FICO, reflecting our commitment to maintaining consistent underwriting standards through all business cycles.

The remaining metrics indicate how our portfolio is performing. Over-60-day delinquencies remain flat.

Our repossession ratio for 2012 was 1.35% and the lowest since we started tracking this metric more than thirty years ago. Severity of $6,900 in 2012 is in line with prior years.

Charge-offs and the loss-to-receivables ratio decreased from a year ago, primarily reflecting lower repossessions, offset partially by lower recoveries.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

The North America Segment accounted for 98% of Ford Credit's total operating leases at December 31, 2012. The following table shows operating lease placement, termination, and return volumes for this Segment for the years ending December 31 (in thousands, except for percentages):

	2012	2011	2010
Placements	257	219	120
Terminations	126	246	408
Returns	76	144	281

Memo:
Return rates	60%	59%	69%

In 2012, placement volumes were up 38,000 units compared with 2011, primarily reflecting higher industry sales. Termination volumes decreased by 120,000 units compared with last year, reflecting lower placement volumes in 2009. Return volumes decreased 68,000 units compared with last year, primarily reflecting lower terminations.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Operating Lease Experience

The following chart shows annual return volumes and auction values at incurred vehicle mix for vehicles returned in the respective periods. In 2012, Ford Credit's U.S. lease originations represented about 15% of total U.S. retail sales of Ford- and Lincoln-brand vehicles, and the U.S. operating lease portfolio accounted for about 89% of our total investment in operating leases at December 31, 2012.

HISTORICAL U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
168
88
61
19
159
60
65
34
159
39
71
49
86
4
44
38
62
33
17
12
2008
2009
2010
2011
2012

Memo: Ford and Lincoln U.S. Return Rates

2008	2009	2010	2011	2012
88%	78%	65%	56%	62%

36-Month Auction Values (At Incurred Mix)

$12,555
$13,730
$15,800
$16,540
$17,535
2008
2009
2010
2011
2012

Memo: Worldwide Net Investment in Operating Leases (Bils.)

2008	2009	2010	2011	2012
$22.5	$14.6	$10.0	$11.1	$14.7

Lease return volumes in 2012 were about 30% lower than 2011, primarily reflecting the lower lease placements in 2009. Our 2012 lease return rate was 62%, up 6 percentage points compared with 2011, reflecting a higher mix of 24-month contracts.

In 2012, our auction values for vehicles subject to 36-month leases continued to increase, up $995 per unit from 2011.  The increase primarily reflects vehicles with higher content including a higher mix of Lincolns.

Our worldwide net investment in operating leases was $14.7 billion at the end of 2012, up from $11.1 billion in 2011.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

In 2012, we achieved investment grade ratings from Fitch, Moody's and DBRS. In addition, S&P raised its outlook on us from stable to positive. The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2010 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody's			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2010	B	R-5	Stable	B+	B	Positive	B3	NP	Review	B-	NR	Stable
Mar. 2010	B (high)	R-4	Positive	B+	B	Positive	B1	NP	Review	B-	NR	Stable
Apr. 2010	B (high)	R-4	Positive	BB-	B	Positive	B1	NP	Review	B-	NR	Positive
May 2010	B (high)	R-4	Positive	BB-	B	Positive	Ba3	NP	Stable	B-	NR	Positive
Aug. 2010	BB	R-4	Stable	BB-	B	Stable	Ba3	NP	Stable	B+	NR	Positive
Oct. 2010	BB	R-4	Stable	BB-	B	Stable	Ba2	NP	Stable	B+	NR	Positive
Jan. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	B+	NR	Positive
Feb. 2011	BB	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Sep. 2011	BB (high)	R-4	Stable	BB-	B	Positive	Ba2	NP	Positive	BB-	NR	Positive
Oct. 2011	BB (high)	R-4	Stable	BB+	B	Positive	Ba1	NP	Positive	BB+	NR	Stable
Apr. 2012	BB (high)	R-4	Stable	BBB-	F3	Stable	Ba1	NP	Positive	BB+	NR	Stable
May 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Stable
Aug. 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Positive
Sep. 2012	BBB (low)	R-3	Stable	BBB-	F3	Stable	Baa3	P-3	Stable	BB+ (a)	NR	Positive
(a) S&P assigns FCE Bank plc ("FCE") a long-term senior unsecured credit rating of BBB-, maintaining a one-notch differential versus Ford Credit.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Funding

Overview

Our funding strategy remains focused on diversification and we plan to continue accessing a variety of markets, channels and investors. We completed our full-year 2012 funding plan, issuing over $23 billion of public term funding. Our public unsecured issuance was over $9 billion, including over $700 million issued under the Ford Credit U.S. Retail Notes program. We also issued our first public investment grade unsecured debt transaction since 2005. Additionally, we launched an unsecured commercial paper program in the U.S., which has grown to about $1.7 billion.

Our liquidity remains strong and we ended the year with $19.7 billion of available liquidity and $31.5 billion of committed capacity, compared with about $17 billion and $33 billion at December 31, 2011, respectively. For additional information on our committed capacity programs, refer to the “Liquidity” section.

Our funding plan is subject to risks and uncertainties, many of which are beyond our control, including disruption in the capital markets that could impact both unsecured debt and asset-backed securities issuance and the effects of regulatory reform efforts on the financial markets.  Potential impacts of industry events and regulation on our ability to access debt and derivatives markets, or renew our committed liquidity programs in sufficient amounts and at competitive rates, represents another risk to our funding plan. As a result of such events or regulation, we may need to reduce new originations of receivables thereby reducing our ongoing profits and adversely affecting our ability to support the sale of Ford vehicles. Ford Credit is focused on maintaining liquidity levels that meet its business and funding requirements through economic cycles.

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

We obtain short-term unsecured funding from the sale of floating rate demand notes under our Ford Interest Advantage program and by issuing unsecured commercial paper in the United States, Europe, Mexico, and other international markets. At December 31, 2012, the principal amount outstanding of Ford Interest Advantage notes, which may be redeemed at any time at the option of the holders thereof without restriction, was $4.9 billion. At December 31, 2012, the principal amount outstanding of our unsecured commercial paper was about $1.7 billion which primarily represents issuance under our commercial paper program in the United States.

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

Government-Sponsored Securitization Funding Programs

U.S. Federal Reserve's Term Asset-Backed Securities Loan Facility ("TALF"). TALF began in March 2009 to make credit available by restoring liquidity in the asset-backed securitization market. TALF expired in March 2010. At December 31, 2012, the outstanding balance of our asset-backed securities that were TALF-eligible at issuance was $1.7 billion, compared with $5.6 billion at December 31, 2011, reflecting the amortization of about $3.9 billion through year-end 2012. The outstanding balance of our asset-backed securities that were TALF-eligible at issuance will decline to zero over time as the debt continues to amortize.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

In addition to enhancing our liquidity and diversifying our funding sources, one of the main reasons that securitization remains a primary funding source has been the cost advantage our securitization transactions offer over our unsecured long-term debt funding. As our credit ratings improve, we expect to increase the mix of unsecured funding. During 2012, the weighted average of the triple-A rated notes offered in our U.S. public retail securitization transactions ranged from 9 to 22 basis points over the relevant benchmark rates and our U.S. institutional unsecured long-term debt transaction spreads ranged from 199 to 338 basis points over the relevant benchmark rates.

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRATEGY

Billions
Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$83
$5
$7
$37
$39
$10
$15
$85
$5
$7
$40
$36
$9
$12
$91
$2
$5
$6
$37
$42
$10
$11
$95-105
~$2
$5-6
$5-6
$37-42
$45-49
$10-11
$9-11
Year End 2010
Year End 2011
Year End 2012
Year End 2013 Fcst.

	Year End 2010	Year End 2011	Year End 2012	Year End 2013 Fcst.
Securitized Funding as Percentage of Managed Receivables	52%	55%	48%	42 - 47%

__________

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Excludes marketable securities related to insurance activities.

At year-end 2012, managed receivables were $91 billion and we ended the year with about $11 billion in cash. Securitized funding was 48% of managed receivables, down from 55% at year-end 2011. This reflects a greater mix of unsecured debt given our improved credit spreads and the mandatory exchange of the $2.5 billion of asset-backed Ford Upgrade Exchanged Linked ("FUEL") notes for the unsecured notes for Ford Credit, which was triggered by the upgrade to investment grade of Ford Credit's long-term, unsecured debt by two credit rating agencies during the second quarter of 2012.

We are projecting 2013 year-end managed receivables in the range of $95 billion to $105 billion and securitized funding is expected to represent about 42% to 47% of total managed receivables. It is our expectation that the securitized funding as a percent of managed receivables will decline going forward.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Public Term Funding Plan

The following table shows our planned issuances for full-year 2013, and our public term funding issuances in 2012, 2011, and 2010 (in billions):

	Public Term Funding Plan
	2013 Forecast		2012	2011	2010

Unsecured	$7	-10	$9	$8	$6
Securitizations (a)	10	-14	14	11	11
Total	$17	-24	$23	$19	$17
__________

(a)	Includes Rule 144A offerings.

In 2012, we completed over $23 billion of public term funding in the United States, Canada and Europe, including over $9 billion of unsecured debt and $14 billion of securitizations.

For 2013, we project full-year public term funding in the range of $17 billion to $24 billion, consisting of $7 billion to $10 billion of unsecured debt and $10 billion to $14 billion of public securitizations. Through February 15, 2013, we completed about $4 billion of public term funding transactions in the United States, Canada and Europe, including about $2 billion of unsecured debt and $2 billion of securitizations.

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

The following table illustrates our liquidity programs and utilization at December 31 (in billions):

	2012	2011	2010
Liquidity Sources (a)
Cash (b)	$10.9	$12.1	$14.6
Unsecured credit facilities	0.9	0.7	1.1
FCAR bank lines	6.3	7.9	9.0
Conduit/Bank Asset-Backed Securitizations ("ABS")	24.3	24.0	24.2
Total liquidity sources	42.4	44.7	48.9

Utilization of Liquidity
Securitization cash (c)	(3.0)	(3.7)	(4.2)
Unsecured credit facilities	(0.1)	(0.2)	(0.5)
FCAR bank lines	(5.8)	(6.8)	(6.7)
Conduit/Bank ABS	(12.3)	(14.5)	(8.6)
Total utilization of liquidity	(21.2)	(25.2)	(20.0)
Gross liquidity	21.2	19.5	28.9
Capacity in excess of eligible receivables	(1.5)	(2.4)	(6.3)
Liquidity available for use	$19.7	$17.1	$22.6
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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

At December 31, 2012, we had $42.4 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $21.2 billion at year-end, compared with $25.2 billion at year-end 2011. The decrease of $4.0 billion reflects lower usage of our private conduits, FCAR outstanding commercial paper balance and securitized cash.

We ended 2012 with gross liquidity of $21.2 billion. Capacity in excess of eligible receivables decreased to $1.5 billion. This provides a funding source for future originations and flexibility to transfer capacity among markets and asset classes where most needed. Total liquidity available for use continues to remain strong at $19.7 billion and $2.6 billion higher than year-end 2011. We are focused on maintaining liquidity levels that meet our business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At December 31, 2012, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.9 billion, compared with $12.1 billion at year-end 2011.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs.  Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  We currently do not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at December 31, 2012.

The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis.  Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $3.0 billion and $3.7 billion at December 31, 2012 and 2011, respectively.

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our unsecured and asset-backed debt through market transactions. For full-year 2012, we repurchased and called an aggregate principal amount of $628 million of our unsecured and asset-backed debt.

Committed Liquidity Programs. We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24.3 billion ($12.9 billion of retail, $7.0 billion of wholesale, and $4.4 billion of lease assets) at December 31, 2012, of which about $4.9 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $23.4 billion (of which $4.2 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities between April 2014 and October 2014. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2012, $12.3 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Credit Facilities. At December 31, 2012, we and our majority-owned subsidiaries had $922 million of contractually committed unsecured credit facilities with financial institutions, including FCE Bank plc's ("FCE") £440 million (equivalent to $713 million at December 31, 2012) syndicated credit facility (the "FCE Credit Agreement") which matures in 2014. At December 31, 2012, $866 million was available for use. In January 2013, FCE drew £330 million (equivalent to about $535 million) of its syndicated facility. The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At December 31, 2012, FCE had about £96 million (equivalent to about $155 million) of commitments from financial institutions in Italy and Spain. There were no commitments from financial institutions in Greece, Ireland, or Portugal.

In addition, at December 31, 2012, we had about $6.3 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $3.3 billion expire in 2013 and $3.0 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At December 31, 2012, about $6.3 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At December 31, 2012, the outstanding commercial paper balance for the FCAR program was $5.8 billion.

Balance Sheet Liquidity Profile

We define our balance sheet liquidity profile as the cumulative maturities, including the impact of prepayments, of our finance receivables, investment in operating leases, and cash less the cumulative debt maturities over upcoming annual periods. The following chart shows our cumulative maturities for the periods presented at December 31, 2012:

BALANCE SHEET LIQUIDITY PROFILE

Billions
Assets (a)
Debt (b)
$63
$45 (c)
$82
$57
$93
$69
$103
$89
2013
2014
2015
2016 & Beyond

Memo: Unsecured long-term debt maturities (Bils.)

2013	2014	2015	2016 & Beyond
$5.6	$4.0	$9.1	$18.6

(a)
Includes finance receivables net of unearned income, investment in operating leases net of accumulated depreciation, cash and cash equivalents, and marketable securities (excludes marketable securities related to insurance activities).

(b)	Retail and lease ABS are treated as amortizing immediately to match the underlying assets.

(c)	Includes all of the wholesale ABS term and conduit maturities of $8 billion that otherwise contractually extend to 2014 and beyond.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Our balance sheet is inherently liquid because of the short-term nature of our finance receivables, investment in operating leases, and cash. Maturities of investment in operating leases consist primarily of rental payments attributable to depreciation over the remaining life of the lease and the expected residual value at lease termination. For additional information on maturities of finance receivables and debt, see Notes 3 and 10 of our Notes to the Financial Statements. Maturities of finance receivables and investment in operating leases in the chart above include expected prepayments for our retail installment sale contracts and investment in operating leases. The 2013 finance receivables maturities in the chart above also include all of the wholesale receivables maturities that are otherwise shown in Note 3 as extending beyond 2013. The chart above also reflects the following adjustments to debt maturities in Note 10 to match all of the asset-backed debt maturities with the underlying asset maturities:

•	The 2013 maturities include all of the wholesale securitization transactions, even if the maturities extend beyond 2013; and

•	Retail securitization transactions under certain committed liquidity programs are assumed to amortize immediately rather than amortizing after the expiration of the commitment period.

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

Securitization Transactions

Overview

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding, and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to many different institutional investors in both public and private transactions in capital markets primarily in North America and Europe. We completed our first securitization transaction in 1988, and regularly securitize assets, purchased or originated, in the United States, Canada, Mexico, and several European countries.

Our securitization transactions involve sales to consolidated entities or we maintain control over the assets, and, therefore, the securitized assets and related debt remain on our balance sheet. Securitization transactions have an effect on our financial condition, operating results, and liquidity.

We securitize our assets because the securitization market provides us with a lower cost source of funding compared with unsecured debt and it diversifies our funding among different markets and investors. In the United States, we are, in most cases, able to obtain funding within two days for our unutilized capacity in most of our committed liquidity programs. New programs and new transaction structures typically require substantial development time before coming to market.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

We retain interests in our securitization transactions, including subordinated securities issued by the SPE, rights to cash held for the benefit of the securitization investors, and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. We retain credit risk in securitization transactions because our retained interests include the most subordinated interests in the securitized assets and are structured to absorb expected credit losses on the securitized assets before any losses would be experienced by investors. Based on past experience, we expect that any losses in the pool of securitized assets would likely be limited to our retained interests.

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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

We generally have no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. However, as the seller and servicer of the securitized assets, we are obligated to provide certain kinds of support to our securitization transactions, which are customary in the securitization industry. These obligations include indemnifications, repurchase obligations on assets that do not meet representations or warranties on eligibility criteria or that have been materially modified, the mandatory sale of additional assets in revolving transactions, and, in some cases, servicer advances of certain amounts. Securitization investors have no recourse to us or our other assets and have no right to require us to repurchase the investments. We generally have no obligation to provide liquidity or contribute cash or additional assets to our SPEs either due to the performance of the securitized assets or the credit rating of our short term or long term debt. We do not guarantee any asset-backed securities. We may be required to support the performance of certain securitization transactions, however, by increasing cash reserves.

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

Some of these programs also require us to obtain and maintain interest rate hedges in order to use these sources of funding.  In the past, these features have not limited our ability to use securitization to fund our operations.

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

•
Accounting and regulatory changes - Such changes may result in increased cost, or temporary disruption or termination of one or more of our present programs which may or may not be able to be restructured or replaced.

•	Credit ratings - Credit ratings assigned to us may impact investors' acceptance of our asset-backed securities.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

•
Bank Counterparty credit ratings - A downgrade in derivative counterparty credit ratings may temporarily reduce our ability to use, or increase the cost of, our committed liquidity facilities that require specified ratings.

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

On-Balance Sheet Arrangements

Our securitization transactions involve sales to consolidated entities or we maintain control over the assets and, therefore, the securitized assets and related debt remain on our balance sheet. The securitized assets are available only for payment of the debt and other obligations issued or arising in the securitization transactions. They are not available to pay our other obligations or the claims of our other creditors. We hold the right to the excess cash flows not needed to pay the debt and other obligations issued or arising in the securitization transactions. This debt is the obligation of our consolidated securitization entities and not the obligation of Ford Credit or our other subsidiaries. For additional information on our on-balance sheet arrangements, see Note 6 of our Notes to the Financial Statements.

The following table shows worldwide cash and cash equivalents, receivables, and related debt by segment and product for our on-balance sheet securitization transactions at December 31 (in billions):

	2012			2011
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)	Related Debt
Finance Receivables
North America Segment
Retail Installment (b)	$1.6	$23.0	$20.1	$2.1	$29.4	$24.4
Wholesale	0.2	17.1	11.5	0.1	14.2	9.4
Total North America Segment	1.8	40.1	31.6	2.2	43.6	33.8
International Segment
Retail Installment (b)	0.7	6.3	5.3	0.7	6.6	5.4
Wholesale	0.1	4.5	2.3	0.4	5.6	3.3
Total International Segment	0.8	10.8	7.6	1.1	12.2	8.7
Total finance receivables	2.6	50.9	39.2	3.3	55.8	42.5
Net investment in operating leases	0.4	6.3	4.2	0.4	6.4	4.2
Total on-balance sheet arrangements	$3.0	$57.2	$43.4	$3.7	$62.2	$46.7
__________

(a)	Before allowances for credit losses. Unearned interest supplements are excluded from securitization transactions.

(b)	Includes direct financing leases.

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder's interest as equity.

The following table shows the calculation of our financial statement leverage at December 31 (in billions, except for ratios):

	2012	2011	2010
Total debt	$89.3	$84.7	$82.9
Equity	9.7	8.9	10.3
Financial statement leverage (to 1)	9.2	9.5	8.0

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

The following table shows the calculation of our managed leverage at December 31 (in billions, except for ratios):

	2012	2011	2010
Total debt	$89.3	$84.7	$82.9
Adjustments for cash, cash equivalents, and marketable securities (a)	(10.9)	(12.1)	(14.6)
Adjustments for derivative accounting (b)	(0.8)	(0.7)	(0.3)
Total adjusted debt	$77.6	$71.9	$68.0

Equity	$9.7	$8.9	$10.3
Adjustments for derivative accounting (b)	(0.3)	(0.2)	(0.1)
Total adjusted equity	$9.4	$8.7	$10.2
Managed leverage (to 1) (c)	8.3	8.3	6.7
__________

(a)	Excludes marketable securities related to insurance activities.

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

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At December 31, 2012, our managed leverage was 8.3:1, unchanged from December 31, 2011. In 2013, we expect managed leverage to be in the range of 8:1 to 9:1. In 2012, we paid $600 million in distributions to our parent, Ford Holdings LLC. For information on our planned distributions, refer to the "Outlook" section. For information regarding income taxes paid to Ford or our deferred tax assets and liabilities, see Notes 9, 11 and 19 of our Notes to the Financial Statements.

Aggregate Contractual Obligations

We are party to certain contractual obligations involving commitments to make payments to others. Most of these are debt obligations, which are recorded on our balance sheet and disclosed in our Notes to the Financial Statements. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating rate benchmarks received from third parties. In addition, we may enter into contracts with suppliers for purchases of certain services, including operating lease commitments. These arrangements may contain minimum levels of service requirements. Our aggregate contractual obligations at December 31, 2012 are shown below (in millions):

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

	Payments Due by Period
	2013	2014-2015	2016-2017	2018 and Thereafter	Total
Long-term debt (a)	$19,345	$30,387	$13,868	$7,617	$71,217
Interest payments relating to long-term debt (b)	2,530	3,397	1,574	1,274	8,775
Operating lease	14	18	11	8	51
Purchase obligations	—	—	—	—	—
Total	$21,889	$33,802	$15,453	$8,899	$80,043
__________
(a) Excludes fair value adjustments of $791 million and unamortized debt discounts of $128 million; includes capital lease obligations of $2 million.
(b) Excludes amortization of debt discounts / premiums.

Liabilities recognized for unrecognized tax benefits of $491 million are excluded from the table above due to the high degree of uncertainty regarding the timing of future cash flows associated with income tax liabilities. We expect the unrecognized benefits balance to decrease by approximately $300 million over the next twelve months as a result of settling the U.S. federal income tax deficiencies related to tax years 2008 and 2009 in accordance with our intercompany tax sharing agreement with Ford. For additional information on income taxes, see Note 11 of our Notes to the Financial Statements.

For additional information on our long-term debt and operating lease obligations, see Notes 10 and 22, respectively, of our Notes to the Financial Statements.

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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

•
Loss severity. The expected difference between the amount of money a customer owes us when we charge off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

We use these assumptions to assist us in estimating our allowance for credit losses.

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand retail and lease portfolio is as follows:

Increase / (Decrease)
	Percentage Point Change	December 31, 2012 Allowance for Credit Losses	2013 Expense
Assumption
Repossession ratios (a)	+/- 0.1 pt.	$20 / $(20)	$20 / $(20)
Loss severity	+/- 1.0	$5 / $(5)	$5 / $(5)

(a)	Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.

Non-Consumer Segment. We estimate an allowance using a loss-to-receivables model for non-consumer receivables that are not specifically identified as impaired. All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance. The non-consumer portfolio is evaluated by segmenting individual loans by the risk characteristics of the loan (such as the amount of the loan, the nature of collateral, and the financial status of the dealer). The loans are analyzed to determine if individual loans are impaired, and a specific allowance is estimated for the expected loss of the impaired loans.

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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

Assumptions Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

•	Auction value. The market value of the vehicles when we sell them at the end of the lease; and

•	Return volumes. The number of vehicles that will be returned at lease-end.

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. The effect of the indicated increase/decrease in the assumptions for our U.S. Ford- and Lincoln-brand retail and lease portfolio is as follows:

Increase / (Decrease)
	Percentage Change	December 31, 2012 Accumulated Depreciation on Vehicles Subject to Operating Leases	2013 Expense
Assumption
Future auction values	+/- 1.0	$47 / $(47)	$12 / $(12)
Return volumes	+/- 1.0	$3 / $(3)	$1 / $(1)

The impact of the increased accumulated supplemental depreciation in 2012 would be charged to expense in the 2013-2016 periods. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation on vehicles subject to operating leases.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

For full-year 2013, we project:

•	Pre-tax profit about equal to 2012,

•	Managed receivables at year-end in the range of $95 billion to $105 billion,

•	Managed leverage to continue in the range of 8:1 to 9:1, and

•	Distributions of about $200 million.

Cautionary Statement Regarding Forward Looking Statements

Statements included or incorporated by reference herein may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Decline in industry sales volume, particularly in the United States or Europe, due to financial crisis, recession, geopolitical events, or other factors;

•	Decline in Ford's market share or failure to achieve growth;

•	Lower-than-anticipated market acceptance of Ford's new or existing products;

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

•	Market shift away from sales of larger, more profitable vehicles beyond Ford's current planning assumption, particularly in the United States;

•	An increase in or continued volatility of fuel prices, or reduced availability of fuel;

•	Continued or increased price competition resulting from industry excess capacity, currency fluctuations, or other factors;

•	Fluctuations in foreign currency exchange rates, commodity prices, and interest rates;

•	Adverse effects resulting from economic, geopolitical, or other events;

•
Economic distress of suppliers that may require Ford to provide substantial financial support or take other measures to ensure supplies of components or materials and could increase costs, affect liquidity, or cause production constraints or disruptions;

•
Work stoppages at Ford or supplier facilities or other limitations on production (whether as a result of labor disputes, natural or man-made disasters, tight credit markets or other financial distress, production constraints or difficulties, or other factors);

•	Single-source supply of components or materials;

•	Labor or other constraints on Ford's ability to maintain competitive cost structure;

•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;

•	Worse-than-assumed economic and demographic experience for postretirement benefit plans (e.g., discount rates or investment returns);

•	Restriction on use of tax attributes from tax law "ownership change;"

•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, or increased warranty costs;

•	Increased safety, emissions, fuel economy, or other regulations resulting in higher costs, cash expenditures, and/or sales restrictions;

•	Unusual or significant litigation, governmental investigations, or adverse publicity arising out of alleged defects in products, perceived environmental impacts, or otherwise;

•
A change in requirements under long-term supply arrangements committing Ford to purchase minimum or fixed quantities of certain parts, or to pay a minimum amount to the seller ("take-or-pay" contracts);

•	Adverse effects on results from a decrease in or cessation or clawback of government incentives related to investments;

•	Inherent limitations of internal controls impacting financial statements and safeguarding of assets;

•	Cybersecurity risks to operational systems, security systems, or infrastructure owned by Ford, Ford Credit, or a third-party vendor or supplier;

•	Failure of financial institutions to fulfill commitments under committed credit and liquidity facilities;

•
Inability of Ford Credit to access debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts, due to credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors;

•	Higher-than-expected credit losses, lower-than-anticipated residual values, or higher-than-expected return volumes for leased vehicles;

•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles; and

•	New or increased credit, consumer, or data protection or other regulations resulting in higher costs and/or additional financing restrictions.

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

Our strategies to manage market risks are approved by our Asset Liability Committee ("ALCO") and the Ford Global Risk Management Committee ("GRMC"). The ALCO is co-chaired by our Chief Financial Officer and the Treasurer of Ford. The GRMC is chaired by the Chief Financial Officer of Ford.

The Ford Treasurer's Office is responsible for the execution of our market risk management strategies. These strategies are governed by written policies and procedures. Separation of duties is maintained between the strategy and approval of derivative trades, the execution of derivatives trades and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that these controls are effective. In addition, the ALCO, GRMC, Ford's Audit Committee, and Ford Credit's Board of Directors review our market risk exposures and use of derivatives to manage these exposures.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk (Continued)

Debt consists primarily of securitization transactions and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, we may borrow at terms longer than the terms of our assets, in most instances with maturities up to ten years. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

Risk Management. Our interest rate risk management objective is to reduce volatility in our cash flows and economic value from changes in interest rates based on an established risk tolerance. We use re-pricing gap analysis and economic value sensitivity analysis to evaluate potential long term effects of changes in interest rates. We then enter into interest rate swaps to convert portions of our floating-rate debt to fixed or our fixed-rate debt to floating to ensure that our exposure falls within the established tolerances. We also use pre-tax cash flow sensitivity analysis to monitor the level of near-term cash flow exposure. The pre-tax cash flow sensitivity analysis measures the changes in expected cash flows associated with our interest-rate-sensitive assets, liabilities, and derivative financial instruments from hypothetical changes in interest rates over a twelve-month horizon. The ALCO reviews the re-pricing mismatch and exposure every month and approves interest rate swaps required to maintain exposure within approved thresholds prior to execution.

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

Our pre-tax cash flow sensitivity at December 31 was as follows (in millions):

	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous increase in interest rates	Pre-Tax Cash Flow Sensitivity given a one percentage point instantaneous decrease in interest rates (a)
December 31, 2012	$77	$(77)
December 31, 2011	60	(60)

(a)	Pre-tax cash flow sensitivity given a one percentage point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

We expect more assets than debt and liabilities to re-price in the next twelve months. Other things being equal, this means that during a period of rising interest rates, the interest earned on our assets will increase more than the interest paid on our debt, thereby initially increasing our pre-tax cash flow. During a period of falling interest rates, we would expect our pre-tax cash flow to initially decrease. Our pre-tax cash flow sensitivity to interest rate movement is highlighted in the table above.

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

As a result of this policy, we believe our market risk exposure relating to changes in currency exchange rates at December 31, 2012, is insignificant. For additional information on our derivatives, see Note 8 of our Notes to the Financial Statements.

Derivative Notional Values. The outstanding notional value of our derivatives at December 31 was as follows (in billions):

	2012	2011
Interest rate derivatives
Pay-fixed, receive-floating, excluding securitization swaps	$11	$7
Pay-floating, receive-fixed, excluding securitization swaps	27	19
Securitization swaps	47	51
Caps and floors	—	1
Total interest rate derivatives	85	78
Other derivatives
Cross-currency swaps	3	1
Foreign currency forwards	2	3
Other (a)	—	3
Total notional value	$90	$85
__________

(a)
Represents derivative features included in the FUEL notes. The derivative features included in the FUEL notes were extinguished as a result of the mandatory exchange of the FUEL notes to unsecured notes in the second quarter of 2012 (see Note 18).

Derivative Fair Values. Net fair value of Ford Credit's derivative financial instruments at December 31, 2012 was an asset of $856 million, compared to an asset of $1.1 billion at December 31, 2011. For additional information regarding our derivatives, see Note 8 of the Notes to the Financial Statements.

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

Substantially all of our derivative exposures are with counterparties that have an investment grade rating. Investment grade is our guideline for counterparty minimum long-term ratings. For additional information on our derivatives, see Note 8 of our Notes to the Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

Our Consolidated Financial Statements, the accompanying Notes, and the Report of Independent Registered Public Accounting Firm that are filed as part of this Report are listed under Item 15, "Exhibits and Financial Statement Schedules" and set forth on pages FC-1 through FC-51 immediately following the signature pages of this Report.

Selected quarterly financial data (unaudited) for us and our consolidated subsidiaries for 2012 and 2011 are disclosed in Note 21 of our Notes to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer ("CEO"), and Michael L. Seneski, our Chief Financial Officer ("CFO") and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2012, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP ("PwC"), an independent registered public accounting firm, as stated in its report which appears herein.

Item 9A. Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting

Michael E. Bannister, Chairman of the Board and CEO, retired effective January 1, 2013. He was succeeded by Bernard B. Silverstone, formerly Director and Chief Operating Officer.

ITEM 9B. OTHER INFORMATION

We have none to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not required.

ITEM 11. EXECUTIVE COMPENSATION
Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Not required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not required.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accounting fees and services for the years ending December 31 were as follows (in millions):

	2012	2011
Nature of Services
Audit fees - for audit of the financial statements included in our Annual Report on Form 10-K, reviews of the financial statements included in our quarterly reports on Form 10-Q, attestation of the effectiveness of the Company's internal controls over financial reporting, statutory financial statement filings, and providing comfort letters in connection with our funding transactions	$10.7	$10.6
Audit-related fees - for support of funding transactions, attestation services, assistance with interpretation of accounting standards, and services related to divestitures	1.5	1.9
Tax fees - for tax compliance and the preparation of tax returns, tax consultation, planning and implementation services, assistance in connection with tax audits, and tax advice related to divestitures	0.8	0.8
All other fees - for research analysis regarding new markets	—	0.2
Total fees	$13.0	$13.5

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

Report of Independent Registered Public Accounting Firm

Ford Motor Credit Company LLC and Subsidiaries

Consolidated Income Statement for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Balance Sheet at December 31, 2012 and 2011

Consolidated Statement of Shareholder's Interest for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statement of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

Notes to the Financial Statements

The Consolidated Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FC-1 through FC-51 immediately following the signature pages of this report.

(a) 2.    Consolidated Financial Statement Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3.    Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Certificate of Formation of Ford Motor Credit Company LLC.	Filed as Exhibit 99.3 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 3-B	Limited Liability Company Agreement of Ford Motor Credit Company LLC dated as of April 30, 2007.	Filed as Exhibit 99.4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated May 1, 2007 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A	Form of Indenture dated as of February 1, 1985 between Ford Motor Credit Company and Manufacturers Hanover Trust Company relating to Debt Securities.	Filed as Exhibit 4-A to Ford Motor Credit Company Registration Statement No. 2-95568 and incorporated herein by reference.

Exhibit 4-A-1	Form of First Supplemental Indenture dated as of April 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated April 29, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-2	Form of Second Supplemental Indenture dated as of September 1, 1986 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-B to Ford Motor Credit Company Current Report on Form 8-K dated August 28, 1986 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-3	Form of Third Supplemental Indenture dated as of March 15, 1987 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-E to Ford Motor Credit Company Registration Statement No. 33-12928 and incorporated herein by reference.

Exhibit 4-A-4	Form of Fourth Supplemental Indenture dated as of April 15, 1988 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-F to Post-Effective Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 33-20081 and incorporated herein by reference.

Exhibit 4-A-5	Form of Fifth Supplemental Indenture dated as of September 1, 1990 between Ford Motor Credit Company and Manufacturers Hanover Trust Company supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-G to Ford Motor Credit Company Registration Statement No. 33-41060 and incorporated herein by reference.

Exhibit 4-A-6	Form of Sixth Supplemental Indenture dated as of June 1, 1998 between Ford Motor Credit Company and The Chase Manhattan Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4.1 to Ford Motor Credit Company Current Report on Form 8-K dated June 15, 1998 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-7	Form of Seventh Supplemental Indenture dated as of January 15, 2002 between Ford Motor Credit Company and JPMorgan Chase Bank supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4-I to Amendment No. 1 to Ford Motor Credit Company Registration Statement No. 333-75234 and incorporated herein by reference.

Exhibit 4-A-8	Form of Eighth Supplemental Indenture dated as of June 5, 2006 between Ford Motor Credit Company and JPMorgan Chase Bank N.A. supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company Current Report on Form 8-K dated May 25, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 4-A-9	Form of Ninth Supplemental Indenture dated as of September 18, 2012 between Ford Motor Credit Company LLC and The Bank of New York Mellon supplementing the Indenture designated as Exhibit 4-A.	Filed as Exhibit 4 to Ford Motor Credit Company LLC Current Report on Form 8-K dated September 18, 2012 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-A	Copy of Amended and Restated Support Agreement dated as of November 6, 2008 between Ford Motor Company and Ford Motor Credit Company LLC.	Filed as Exhibit 10 to Ford Motor Credit Company LLC Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-B	Copy of Amended and Restated Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.1 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-C	Copy of Amended and Restated Support Agreement dated as of September 20, 2004 between Ford Motor Credit Company and FCE Bank plc.	Filed as Exhibit 10 to Ford Motor Credit Company Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. File No. 1-6368.

Exhibit 10-D	Copy of Amended and Restated Tax Sharing Agreement dated as of December 12, 2006 between Ford Motor Credit Company and Ford Motor Company.	Filed as Exhibit 10.2 to Ford Motor Credit Company Current Report on Form 8-K dated December 12, 2006 and incorporated herein by reference. File No. 1-6368.

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges.	Filed with this Report

Designation	Description	Method of Filing
Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report

Exhibit 24	Powers of Attorney.	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report

Exhibit 99	Parts I, II (other than Items 6 and 8) and III of Ford Motor Company's Annual Report on Form 10-K for the year ended December 31, 2012.	Incorporated herein by reference to Ford Motor Company's Annual Report on Form 10-K for the year ended December 31, 2012. File No. 1-3950.

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report *

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report *

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report *

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report *

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report *

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report *

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	February 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford Motor Credit Company LLC and in the capacities on the date indicated.

Signature	Title	Date

BERNARD B. SILVERSTONE*	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 18, 2013
(Bernard B. Silverstone)

N. JOY FALOTICO*	Director and Executive Vice President, Marketing, Sales & Americas	February 18, 2013
(N. Joy Falotico)

TODD S. MURPHY*	Director and Executive Vice President, Operations and International	February 18, 2013
(Todd S. Murphy)

STUART J. ROWLEY*	Director and Audit Committee Member	February 18, 2013
(Stuart J. Rowley)

NEIL M. SCHLOSS*	Director and Audit Committee Member	February 18, 2013
(Neil M. Schloss)

THOMAS C. SCHNEIDER*	Director and Executive Vice President, Chief Risk Officer	February 18, 2013
(Thomas C. Schneider)

MICHAEL L. SENESKI*	Director, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 18, 2013
(Michael L. Seneski)

ROBERT L. SHANKS*	Director and Audit Committee Member	February 18, 2013
(Robert L. Shanks)

* By /s/ COREY M. MACGILLIVRAY	Attorney-in-Fact	February 18, 2013
(Corey M. MacGillivray)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Ford Motor Credit Company LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholder's interest and of cash flows present fairly, in all material respects, the financial position of Ford Motor Credit Company LLC and its subsidiaries (the "Company") at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 18, 2013

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(in millions)

	For the Years Ended December 31,
	2012	2011	2010
Financing revenue
Operating leases	$2,616	$2,454	$3,312
Retail	1,889	2,059	2,335
Interest supplements and other support costs earned from affiliated companies	2,401	2,800	3,226
Wholesale	920	952	894
Other	56	56	59
Total financing revenue	7,882	8,321	9,826
Depreciation on vehicles subject to operating leases	(2,468)	(1,774)	(1,945)
Interest expense	(3,027)	(3,507)	(4,222)
Net financing margin	2,387	3,040	3,659
Other revenue
Insurance premiums earned (Note 13)	105	100	98
Other income, net (Note 14)	286	302	223
Total financing margin and other revenue	2,778	3,442	3,980
Expenses
Operating expenses	1,004	1,076	1,149
Provision for credit losses (Note 5)	7	(118)	(269)
Insurance expenses (Note 13)	70	80	46
Total expenses	1,081	1,038	926
Income before income taxes	1,697	2,404	3,054
Provision for income taxes (Note 11)	483	609	1,106
Net income	$1,214	$1,795	$1,948

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2012	2011	2010

Net income	$1,214	$1,795	$1,948
Other comprehensive income/(loss), net of tax (Note 12)
Foreign currency translation	143	(221)	(106)
Total other comprehensive income/(loss), net of tax	143	(221)	(106)
Comprehensive income	$1,357	$1,574	$1,842

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$9,189	$8,713
Marketable securities (Note 2)	2,106	3,835
Finance receivables, net (Note 3)	75,063	71,907
Net investment in operating leases (Note 4)	14,701	11,098
Notes and accounts receivable from affiliated companies (Note 19)	1,173	1,152
Derivative financial instruments (Note 8)	1,256	1,365
Other assets (Note 9)	2,256	2,172
Total assets	$105,744	$100,242

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,072	$901
Affiliated companies (Note 19)	234	773
Total accounts payable	1,306	1,674
Debt (Note 10)	89,258	84,659
Deferred income taxes	1,669	1,134
Derivative financial instruments (Note 8)	400	286
Other liabilities and deferred income (Note 9)	3,458	3,593
Total liabilities	96,091	91,346

SHAREHOLDER'S INTEREST
Shareholder's interest	5,274	5,274
Accumulated other comprehensive income (Note 12)	743	600
Retained earnings	3,636	3,022
Total shareholder's interest	9,653	8,896
Total liabilities and shareholder's interest	$105,744	$100,242

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 6 and 7 for additional information on our VIEs.

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$2,877	$3,356
Finance receivables, net	47,190	49,329
Net investment in operating leases	6,308	6,354
Derivative financial instruments	4	157

LIABILITIES
Debt	$40,245	$41,421
Derivative financial instruments	134	97

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER'S INTEREST
(in millions)

	Shareholder's Interest	Accumulated Other Comprehensive Income (Note 12)	Retained Earnings	Total
Year Ended December 31, 2009	$5,149	$1,052	$4,779	$10,980
Net income	—	—	1,948	1,948
Other comprehensive income/(loss), net of tax	125	(231)	—	(106)
Distributions	—	—	(2,500)	(2,500)
Year Ended December 31, 2010	$5,274	$821	$4,227	$10,322
Net income	—	—	1,795	1,795
Other comprehensive income/(loss), net of tax	—	(221)	—	(221)
Distributions	—	—	(3,000)	(3,000)
Year Ended December 31, 2011	$5,274	$600	$3,022	$8,896
Net income	—	—	1,214	1,214
Other comprehensive income/(loss), net of tax	—	143	—	143
Distributions	—	—	(600)	(600)
Year Ended December 31, 2012	$5,274	$743	$3,636	$9,653

The accompanying notes are part of the financial statements.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$1,214	$1,795	$1,948
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	7	(118)	(269)
Depreciation and amortization	3,358	2,631	2,378
Amortization of upfront interest supplements	(1,811)	(1,937)	(1,790)
Net change in deferred income taxes	497	(236)	(317)
Net change in other assets	548	865	1,642
Net change in other liabilities	539	205	329
All other operating activities	(397)	(472)	(241)
Net cash provided by/(used in) operating activities	3,955	2,733	3,680
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(29,463)	(26,603)	(22,782)
Collections of finance receivables (other than wholesale)	28,105	27,873	28,988
Purchases of operating lease vehicles	(9,453)	(8,131)	(5,180)
Liquidations of operating lease vehicles	3,309	5,124	8,012
Net change in wholesale receivables	(1,369)	(2,367)	199
Net change in notes receivable from affiliated companies	132	(140)	(42)
Purchases of marketable securities	(22,035)	(24,370)	(46,728)
Proceeds from sales and maturities of marketable securities	23,748	27,270	46,866
Settlements of derivatives	52	218	159
All other investing activities	(42)	147	49
Net cash provided by/(used in) investing activities	(7,016)	(979)	9,541
Cash flows from financing activities
Proceeds from issuances of long-term debt	30,883	33,557	27,896
Principal payments on long-term debt	(28,204)	(34,683)	(38,729)
Change in short-term debt, net	1,259	2,783	(2,069)
Cash distributions to parent	(600)	(3,000)	(2,500)
All other financing activities	128	(38)	(192)
Net cash provided by/(used in) financing activities	3,466	(1,381)	(15,594)
Effect of exchange rate changes on cash and cash equivalents	71	(7)	(162)

Net increase/(decrease) in cash and cash equivalents	$476	$366	$(2,535)

Cash and cash equivalents at January 1	$8,713	$8,347	$10,882
Net increase/(decrease) in cash and cash equivalents	476	366	(2,535)
Cash and cash equivalents at December 31	$9,189	$8,713	$8,347

Supplementary cash flow information for continuing operations
Interest paid	$3,243	$3,446	$4,130
Income taxes paid	150	1,446	1,561

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

We conduct our financing operations directly and indirectly through our subsidiaries and affiliates. We offer substantially similar products and services throughout many different regions, subject to local legal restrictions and market conditions. See Note 20 for key operating data on our business segments and for geographic information on our regions.

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

Non-Controlling Interests in Subsidiaries. Our shareholder's interest, net income, and accumulated other comprehensive income will be reflected as attributable to either Ford Credit or our non-controlling interests in subsidiaries (if our non-controlling interests in subsidiaries are more than de minimis). At December 31, 2012, 2011 and 2010, our non-controlling interests in subsidiaries were de minimis.

Goodwill. We perform annual testing of goodwill during the fourth quarter to determine whether any impairment has occurred. Goodwill impairment testing is also performed following an allocation of goodwill to a business to be disposed, or following a triggering event for the long-lived asset impairment test. Testing is conducted at the reporting unit level, which is the same level as our business segments. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. Fair value is measured relying primarily on the income approach by applying a discounted cash flow methodology. Our goodwill balance was $8 million and $11 million at December 31, 2012 and 2011, respectively. For the periods presented, we have not recorded any impairment of goodwill.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

Foreign Currency Translation. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of Accumulated other comprehensive income in Shareholder's interest. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign subsidiary, the accumulated amount of translation adjustments related to that entity is reclassified to net income as part of the recognized gain or loss on the investment. Gains and losses arising from transactions denominated in currencies other than the affiliate's functional currency and the results of foreign currency hedging activities are reported in Other income, net.

Adoption of New Accounting Standards
Fair Value Measurement. On January 1, 2012, we adopted the new accounting standard that requires us to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures. See Note 18 for further disclosure regarding our fair value measurements.
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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. MARKETABLE SECURITIES

We hold various investments classified as Marketable securities, including corporate debt, U.S. government and non-U.S. government securities, securities issued by non-U.S. government agencies, and asset-backed securities.

We record marketable securities at fair value with realized and unrealized gains and losses and interest income recorded to Other income, net. Realized gains and losses are measured using the specific identification method. See Note 18 for additional information on fair value measurements.

Investments in marketable securities were as follows (in millions):

	December 31, 2012	December 31, 2011
Fair value	$2,106	$3,835
Net unrealized gains/(losses) for period related to instruments still held at year-end	6	(9)

NOTE 3. FINANCE RECEIVABLES

We segment our North America and International portfolio of finance receivables into "consumer" and "non-consumer" receivables. The receivables are secured by the vehicles, inventory, or other property being financed.

Consumer Segment. Receivables in this portfolio segment include products offered to individuals and businesses that finance the acquisition of Ford and Lincoln vehicles from dealers for personal or commercial use. Retail financing includes retail installment contracts for new and used vehicles and direct financing leases with retail customers, government entities, daily rental companies, and fleet customers.

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•
Dealer financing – wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, and loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate and other dealer vehicle program financing. Wholesale is approximately 95% of our dealer financing.

•
Other financing – purchased receivables from Ford and its affiliates, primarily related to the sale of parts and accessories to dealers, receivables from Ford related loans, and certain used vehicles from daily rental fleet companies. These receivables are excluded from our credit quality reporting since the performance of this group of receivables is generally guaranteed by Ford and there are no amounts past due.

Finance receivables are recorded at the time of origination or purchase for the principal amount financed and are subsequently reported at amortized cost, net of any allowance for credit losses. Amortized cost is the outstanding principal adjusted for any charge-offs, unamortized deferred fees or costs, and unearned interest supplements.

Revenue from finance receivables is recognized using the interest method and includes the accretion of certain direct origination costs that are deferred and interest supplements received from Ford and other affiliates. The unamortized balance of unearned interest supplements on consumer finance receivables is included in Finance receivables, net on the balance sheet.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

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

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	December 31, 2012			December 31, 2011
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross (a)	$39,504	$8,964	$48,468	$38,410	$9,112	$47,522
Less: Unearned interest supplements (b)	(1,264)	(222)	(1,486)	(1,407)	(236)	(1,643)
Consumer finance receivables	$38,240	$8,742	$46,982	$37,003	$8,876	$45,879

Non-Consumer
Dealer financing (a)(c)	$19,494	$7,496	$26,990	$16,583	$8,579	$25,162
Other	1,072	404	1,476	988	372	1,360
Non-Consumer finance receivables	20,566	7,900	28,466	17,571	8,951	26,522
Total recorded investment	$58,806	$16,642	$75,448	$54,574	$17,827	$72,401

Recorded investment in finance receivables (d)	$58,806	$16,642	$75,448	$54,574	$17,827	$72,401
Less: Allowance for credit losses (e)	(309)	(76)	(385)	(388)	(106)	(494)
Finance receivables, net	$58,497	$16,566	$75,063	$54,186	$17,721	$71,907

Net finance receivables subject to fair value (f)			$74,171			$70,926
Fair Value			76,171			72,466
__________

(a)
At December 31, 2012 and 2011, includes North America consumer receivables of $23.0 billion and $29.4 billion and non-consumer receivables of $17.1 billion and $14.2 billion, respectively, and International consumer receivables of $6.3 billion and $6.6 billion and non-consumer receivables of $4.5 billion and $5.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 6 for additional information.

(b)	Ford-sponsored special-rate financing attributable to retail financing. See Note 19 for additional information related to interest supplements and other support costs earned from affiliated companies.

(c)
At December 31, 2012 and 2011, includes $50 million and $67 million, respectively, of North America wholesale receivables and $15 million and $16 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At December 31, 2012 and 2011, includes $346 million and $305 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(d)	At December 31, 2012 and 2011, excludes $183 million and $180 million, respectively, of accrued uncollected interest receivables, which we report in Other assets on our balance sheet.

(e)	See Note 5 for additional information related to our allowance for credit losses.

(f)
At December 31, 2012 and 2011, excludes $892 million and $1.0 billion, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 18 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

Contractual maturities of total finance receivables, excluding unearned interest supplements received from Ford, outstanding at December 31, 2012, reflect contractual repayments due from customers or borrowers were as follows (in millions):

	2013	2014	2015	Thereafter	Total
North America
Consumer
Retail financing, gross	$11,599	$9,992	$8,096	$9,817	$39,504
Non-Consumer
Dealer financing	18,017	549	72	856	19,494
Other	1,065	3	2	2	1,072
Total North America	$30,681	$10,544	$8,170	$10,675	$60,070

International
Consumer
Retail financing, gross	$3,764	$2,658	$1,512	$1,030	$8,964
Non-Consumer
Dealer financing	6,680	752	61	3	7,496
Other	404	—	—	—	404
Total International	$10,848	$3,410	$1,573	$1,033	$16,864

Our finance receivables are pre-payable without penalty, so prepayments may cause actual maturities to differ from contractual maturities. The above table, therefore, is not to be regarded as a forecast of future cash collections. For wholesale receivables, which are included in dealer financing, maturities stated above are estimated based on historical trends, as maturities on outstanding amounts are scheduled upon the sale of the underlying vehicle by the dealer.
At December 31, 2012, finance receivables included $1.1 billion owed by the three customers with the largest receivables balances. These are included in non-consumer.
Investment in direct financing leases, which are included in our consumer receivables, were as follows (in millions):

	December 31, 2012			December 31, 2011
	North America	International	Total Direct Financing Leases	North America	International	Total Direct Financing Leases
Total minimum lease rentals to be received	$58	$418	$476	$4	$460	$464
Initial direct costs	1	10	11	—	10	10
Estimated residual values	—	509	509	1	613	614
Less: Unearned income	(7)	(83)	(90)	(1)	(95)	(96)
Less: Unearned interest supplements	—	(19)	(19)	—	(19)	(19)
Recorded investment in direct financing leases	52	835	887	4	969	973
Less: Allowance for credit losses	(1)	(4)	(5)	—	(7)	(7)
Net investment in direct financing leases	$51	$831	$882	$4	$962	$966
Future minimum rental payments due from direct financing leases at December 31, 2012 were as follows (in millions):

	2013	2014	2015	2016	Thereafter
North America	$21	$12	$13	$9	$3
International	188	107	75	40	8

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

Aging

For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. Recorded investment of consumer accounts greater than 90 days past due and still accruing interest was $13 million and $14 million at December 31, 2012 and 2011, respectively. The recorded investment of non-consumer accounts that are 90 days past due and still accruing interest was $5 million and de minimis at December 31, 2012 and 2011, respectively.

The aging analysis of our finance receivables balances was as follows (in millions):

	December 31, 2012			December 31, 2011
	North America	International	Total	North America	International	Total
Consumer
31-60 Days past due	$783	$46	$829	$732	$61	$793
61-90 Days past due	97	17	114	68	26	94
91-120 Days past due	21	9	30	22	11	33
Greater than 120 days past due	52	29	81	70	43	113
Total past due	953	101	1,054	892	141	1,033
Current	37,287	8,641	45,928	36,111	8,735	44,846
Consumer finance receivables	$38,240	$8,742	$46,982	$37,003	$8,876	$45,879

Non-Consumer
Total past due	$29	$11	$40	$30	$9	$39
Current	20,537	7,889	28,426	17,541	8,942	26,483
Non-Consumer finance receivables	20,566	7,900	28,466	17,571	8,951	26,522
Total recorded investment	$58,806	$16,642	$75,448	$54,574	$17,827	$72,401

Credit Quality

Consumer. When originating all classes of consumer receivables, we use a proprietary scoring system that measures the credit quality of the receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other individual consumer factors, such as employment history, financial stability, and capacity to pay.

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

Credit quality ratings for our consumer receivables are based on our aging analysis. Refer to aging table above. Consumer receivables credit quality ratings are as follows:

•	Pass – current to 60 days past due

•	Special Mention – 61 to 120 days past due and in intensified collection status

•	Substandard – greater than 120 days past due and for which the uncollectible portion of the receivables has already been charged-off, as measured using the fair value of collateral

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

Non-Consumer. We extend credit to dealers primarily in the form of lines of credit to purchase new Ford and Lincoln vehicles as well as used vehicles. Each non-consumer lending request is evaluated by taking into consideration the borrower's financial condition and the underlying collateral securing the loan. We use a proprietary model to assign each dealer a risk rating. This model uses historical performance data to identify key factors about a dealer that we consider significant in predicting a dealer's ability to meet its financial obligations. We also consider numerous other financial and qualitative factors of the dealer's operations including capitalization and leverage, liquidity and cash flow, profitability, and credit history with Ford Credit and other creditors. A dealer's risk rating does not reflect any guarantees or a dealer owner's net worth.

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

Performance of non-consumer receivables is evaluated based on our internal dealer risk rating analysis, as payment for wholesale receivables generally is not required until the dealer has sold the vehicle. A dealer has the same risk rating for all of its dealer financing regardless of the type of financing.

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	December 31, 2012			December 31, 2011
	North America	International	Total	North America	International	Total
Dealer financing
Group I	$16,591	$4,822	$21,413	$13,588	$5,319	$18,907
Group II	2,608	1,390	3,998	2,654	1,922	4,576
Group III	277	1,277	1,554	331	1,328	1,659
Group IV	18	7	25	10	10	20
Total recorded investment	$19,494	$7,496	$26,990	$16,583	$8,579	$25,162

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at December 31, 2012 and 2011 was $422 million, or 0.9% of consumer receivables, and $382 million, or 0.8% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at December 31, 2012 and 2011 was $47 million, or 0.2% of non-consumer receivables, and $64 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 5 for additional information related to the development of our allowance for credit losses.

Non-Accrual Receivables

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

The recorded investment of consumer receivables in non-accrual status was $304 million, or 0.6% of our consumer receivables, at December 31, 2012, and $402 million, or 0.9% of our consumer receivables, at December 31, 2011. The recorded investment of non-consumer receivables in non-accrual status was $29 million, or 0.1% of our non-consumer receivables, at December 31, 2012, and $27 million, or 0.1% of our non-consumer receivables, at December 31, 2011.

Troubled Debt Restructurings

A restructuring of debt constitutes a TDR if we grant a concession to a borrower for economic or legal reasons related to the debtor's financial difficulties that we otherwise would not consider. Consumer contracts that have a modified interest rate that is below the market rate and those modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code are considered to be TDRs. Non-consumer receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of our loans. If a contract is modified in reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs were $249 million, or 0.5% and $370 million, or 0.8% of our consumer receivables, during the years ended December 31, 2012 and 2011, respectively. The subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer contracts was 5.8% and 3.8% of TDRs at December 31, 2012 and 2011, respectively. The outstanding recorded investment of non-consumer loans involved in TDRs was de minimis during the years ended December 31, 2012 and 2011.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or for loans where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to consumer TDRs was $19 million and $16 million at December 31, 2012 and 2011, respectively. The allowance for credit losses related to non-consumer TDRs was de minimis during the years ended December 31, 2012 and 2011.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with retail customers, daily rental companies, government entities, and fleet customers with terms of 60 months or less.

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

We receive interest supplements and residual support payments on certain leasing transactions under agreements with Ford and other Ford affiliates. Income is recognized in a manner that is consistent with revenue recognition on the underlying financing contracts over the periods that the related leases are outstanding. The unamortized balance of unearned interest supplements and residual support payments on operating leases are included in Other liabilities and deferred income on the balance sheet. See Note 9 for additional information.

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

We evaluate the carrying value of held-and-used long-lived asset groups (such as vehicles subject to operating leases) for potential impairment when we determine a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group's fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value. For the periods presented, we have not recorded any impairment charges.

Net investment in operating leases were as follows (in millions):

	December 31, 2012	December 31, 2011
Vehicles, at cost, including initial direct costs	$17,510	$13,545
Less: Accumulated depreciation	(2,786)	(2,407)
Net investment in operating leases before allowance for credit losses (a)	14,724	11,138
Less: Allowance for credit losses	(23)	(40)
Net investment in operating leases	$14,701	$11,098
__________

(a)
Includes net investment in operating leases of $6.3 billion and $6.4 billion at December 31, 2012 and 2011, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 6 for additional information.

The amounts contractually due for minimum rentals on operating leases at December 31, 2012 were as follows (in millions):

	2013	2014	2015	2016	2017
Minimum rentals on operating leases	$1,701	$1,968	$999	$185	$6

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents our estimate of the probable loss on the collection of finance receivables and operating leases as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses may vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. The majority of our credit losses are attributable to our consumer receivables.

Additions to the allowance for credit losses are made by recording charges to the Provision for credit losses on the income statement. The uncollectible portion of finance receivables and investments in operating leases are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the customer, borrower or lessee, the value of the collateral, recourse to guarantors and other factors.

In the event we repossess the collateral, the receivable is written off and we record the collateral at its estimated fair value less costs to sell and report it in Other assets on the balance sheet. Recoveries on finance receivables and investment in operating leases previously charged-off as uncollectible are credited to the allowance for credit losses.

Consumer

We estimate the allowance for credit losses on our consumer receivables and on our investments in operating leases using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses and recoveries (including key metrics such as delinquencies, repossessions and bankruptcies), the composition of the present portfolio (including vehicle brand, term, risk evaluation and new/used vehicles), trends in historical and projected used vehicle values, and economic conditions. Estimates from these models rely on historical information and may not fully reflect losses inherent in the present portfolio. Therefore, we may adjust the estimate to reflect management judgment regarding justifiable changes in recent economic trends and conditions, portfolio composition and other relevant factors.

We make projections of two key assumptions to assist in estimating the consumer allowance for credit losses:

•	Frequency – number of finance receivables and operating lease contracts that are expected to default over the loss emergence period, measured as repossessions

•
Loss severity – expected difference between the amount a customer owes when the finance contract is charged-off and the amount received, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer

Collective Allowance for Credit Losses. The collective allowance is evaluated primarily using a collective loss-to-receivables ("LTR") model that, based on historical experience, indicates credit losses have been incurred in the portfolio even though the particular accounts that are uncollectible cannot be specifically identified. The LTR model is based on the most recent years of history. Each LTR is calculated by dividing credit losses by average end-of-period receivables or average end-of-period investment in operating leases, excluding unearned interest supplements and allowance for credit losses. An average LTR is calculated for each class and multiplied by the end-of-period balances for that given class.

The loss emergence period ("LEP") is a key assumption within our models and represents the average amount of time between when a loss event first occurs to when it is charged-off. This time period starts when the consumer begins to experience financial difficulty. It is evidenced, typically through delinquency, before eventually resulting in a charge-off. The LEP is a multiplier in the calculation of the collective consumer allowance for credit losses.

For accounts greater than 120 days past due, the uncollectible portion is charged-off, such that the remaining recorded investment is equal to the estimated fair value of the collateral less costs to sell.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. ALLOWANCE FOR CREDIT LOSSES (Continued)

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

Collective Allowance for Credit Losses. We estimate an allowance for non-consumer receivables that are not specifically identified as impaired using a LTR model for each financing product based on historical experience. This LTR is an average of the most recent historical experience and is calculated consistent with the consumer receivables LTR approach. All accounts that are specifically identified as impaired are excluded from the calculation of the non-specific or collective allowance.

Specific Allowance for Impaired Receivables. Dealer financing is evaluated by segmenting individual loans by the risk characteristics of the loan (such as the amount of the loan, the nature of the collateral, and the financial status of the debtor). The loans are analyzed to determine whether individual loans are impaired, and a specific allowance is estimated based on the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate or the fair value of the collateral adjusted for estimated costs to sell.

After establishing the collective and specific allowances for credit losses, if management believes the allowance does not reflect all losses inherent in the portfolio due to changes in recent economic trends and conditions, or other relevant factors, an adjustment is made based on management judgment.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. ALLOWANCE FOR CREDIT LOSSES (Continued)

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the years ended December 31 (in millions):

	2012
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$451	$43	$494	$40	$534
Charge-offs	(311)	(8)	(319)	(47)	(366)
Recoveries	169	12	181	49	230
Provision for credit losses	44	(18)	26	(19)	7
Other (a)	3	—	3	—	3
Ending balance	$356	$29	$385	$23	$408

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$337	$27	$364	$23	$387
Specific impairment allowance	19	2	21	—	21
Ending balance	$356	$29	$385	$23	$408

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$46,560	$28,419	$74,979	$14,724
Specifically evaluated for impairment	422	47	469	—
Recorded investment (b)	$46,982	$28,466	$75,448	$14,724

Ending balance, net of allowance for credit losses	$46,626	$28,437	$75,063	$14,701
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. ALLOWANCE FOR CREDIT LOSSES (Continued)

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

NOTE 6. TRANSFERS OF RECEIVABLES

We securitize finance receivables and net investment in operating leases through a variety of programs using amortizing, variable funding and revolving structures. We also sell finance receivables in structured financing transactions. Due to the similarities between securitization and structured financing, we refer to structured financings as securitization transactions. Our securitization programs are targeted to many different institutional investors in both public and private transactions in capital markets primarily in North America and Europe.

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

Held for Sale

Finance receivables originated during the quarter for which we determine that it is not probable we will hold for the following twelve months are classified as HFS and carried at the lower of cost or fair value. Cash flows resulting from the purchase of these receivables are recorded as an operating activity. The valuation adjustment, if applicable, is recorded in Other income, net to recognize the receivables at the lower of cost or fair value. Once specifically identified receivables that were originally classified as HFS are sold, the receivables are removed from the balance sheet and the fair value adjustment is incorporated into the book value of receivables for purposes of determining the gain or loss on sale. Cash flows resulting from the sale of receivables that were originally classified as HFS are recorded as an operating activity. As a result of our accounting for any retained interests related to sold receivables as available-for-sale securities, there will be a net operating cash outflow impact for these receivables since the cash flows related to the retained interests will be classified as investing cash inflows. At December 31, 2012 and 2011, there were no finance receivables classified as HFS.

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

Most of these securitization transactions utilize VIEs. See Note 7 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.2	$26.9	$0.2	$26.7	$23.2
Wholesale	0.3	20.5	—	20.5	12.8
Finance receivables	2.5	47.4	0.2	47.2	36.0
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total VIE	$2.9	$53.7	$0.2	$53.5	$40.2

Non-VIE
Retail (c)	$0.1	$2.4	$—	$2.4	$2.2
Wholesale	—	1.1	—	1.1	1.0
Finance receivables	0.1	3.5	—	3.5	3.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.1	$3.5	$—	$3.5	$3.2

Total securitization transactions
Retail (c)	$2.3	$29.3	$0.2	$29.1	$25.4
Wholesale	0.3	21.6	—	21.6	13.8
Finance receivables	2.6	50.9	0.2	50.7	39.2
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total securitization transactions	$3.0	$57.2	$0.2	$57.0	$43.4
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2011
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.5	$31.7	$0.3	$31.4	$26.0
Wholesale	0.5	17.9	—	17.9	11.2
Finance receivables	3.0	49.6	0.3	49.3	37.2
Net investment in operating leases	0.4	6.4	—	6.4	4.2
Total VIE	$3.4	$56.0	$0.3	$55.7	$41.4

Non-VIE
Retail (c)	$0.3	$4.3	$—	$4.3	$3.8
Wholesale	—	1.9	—	1.9	1.5
Finance receivables	0.3	6.2	—	6.2	5.3
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.3	$6.2	$—	$6.2	$5.3

Total securitization transactions
Retail (c)	$2.8	$36.0	$0.3	$35.7	$29.8
Wholesale	0.5	19.8	—	19.8	12.7
Finance receivables	3.3	55.8	0.3	55.5	42.5
Net investment in operating leases	0.4	6.4	—	6.4	4.2
Total securitization transactions	$3.7	$62.2	$0.3	$61.9	$46.7
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Interest expense related to securitization debt for the years ended December 31 was as follows (in millions):

	2012	2011	2010
VIE	$760	$994	$1,247
Non-VIE	94	142	224
Total securitization transactions	$854	$1,136	$1,471

Certain of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate their interest rate risk resulting from derivatives with our securitization entities. See Note 8 for additional information regarding the accounting for derivatives. Our exposures based on the fair value of derivative instruments with external counterparties related to securitization programs were as follows (in millions):

	December 31, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$4	$134	$157	$97
Derivatives related to the VIEs	74	63	81	63
Other securitization related derivatives	11	22	12	25
Total exposures related to securitization	$89	$219	$250	$185

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the years ended December 31 was as follows (in millions):

	2012	2011	2010
VIEs	$227	$31	$225
Related to the VIEs	(5)	11	(73)
Other securitization related derivatives	17	19	15
Total derivative expense/(income) related to securitization	$239	$61	$167

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

We have the power to direct the activities of our special purpose entities when we have the ability to exercise discretion in the servicing of financial assets, issue additional debt, exercise a unilateral call option, add assets to revolving structures, or control investment decisions.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. VARIABLE INTEREST ENTITIES (Continued)

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at December 31, 2012 and 2011, and ranged from $0 to $373 million during 2012 and $0 to $490 million during 2011. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

See Note 6 for information on the financial position and financial performance of our VIEs and Notes 8 and 18 for additional information regarding derivatives.

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $71 million at December 31, 2012 and 2011.

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

Fair Value Hedges. We use derivatives to reduce the risk of changes in the fair value of debt. We have designated certain receive-fixed, pay-float interest rate swaps as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the hedge relationship is deemed to be highly effective, we record the changes in the fair value of the hedged debt related to the risk being hedged in Debt with the offset in Other income, net. The change in fair value of the related derivative (excluding accrued interest) also is recorded in Other income, net.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the years ended December 31 (in millions):

	2012	2011	2010
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$177	$217	$225
Ineffectiveness (a)	16	(30)	(6)
Total	$193	$187	$219

Derivatives not designated as hedging instruments
Interest rate contracts	$(33)	$(25)	$20
Foreign currency exchange contracts (b)	(104)	28	61
Cross-currency interest rate swap contracts (b)	(150)	(3)	(1)
Other (c)	(81)	65	—
Total	$(368)	$65	$80
__________

(a)
For 2012, 2011 and 2010, hedge ineffectiveness reflects change in fair value on derivatives of $228 million gain, $433 million gain and $117 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $212 million loss, $463 million loss and $123 million loss, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were mostly offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the Ford Upgrade Exchange Linked ("FUEL") notes (see Note 18).

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	December 31, 2012			December 31, 2011
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$16,754	$787	$8	$7,786	$526	$—

Derivatives not designated as hedging instruments
Interest rate contracts	68,622	460	248	70,348	637	237
Foreign currency exchange contracts (a)	1,987	9	27	3,079	53	37
Cross-currency interest rate swap contracts	3,006	—	117	987	12	12
Other (b)	—	—	—	2,500	137	—
Total derivatives not designated as hedging instruments	73,615	469	392	76,914	839	286
Total derivative financial instruments	$90,369	$1,256	$400	$84,700	$1,365	$286
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

(b)
Represents derivative features included in the FUEL notes. The derivative features included in the FUEL notes were extinguished as a result of the mandatory exchange of the FUEL notes to unsecured notes in the second quarter of 2012 (see Note 18).

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

Counterparty Risk

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at December 31, 2012 was $1.3 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be lower.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) decreased our derivative assets by $14 million and $52 million at December 31, 2012 and 2011, respectively, and decreased our derivative liabilities by $5 million and $7 million at December 31, 2012 and 2011, respectively. See Note 18 for additional information regarding valuation methodologies.

NOTE 9. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME

Other assets and other liabilities and deferred income consist of various balance sheet items that are combined for financial statement presentation due to their respective materiality compared with other individual asset and liability items.

Other assets were as follows (in millions):

	December 31, 2012	December 31, 2011
Accrued interest and other non-finance receivables	$719	$635
Collateral held for resale, at net realizable value	332	374
Restricted cash (a)	148	121
Deferred charges	261	281
Deferred charges – income taxes	184	156
Prepaid reinsurance premiums and other reinsurance receivables	288	252
Investment in non-consolidated affiliates	140	141
Property and equipment, net of accumulated depreciation (b)	125	137
Other	59	75
Total other assets	$2,256	$2,172
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $331 million and $383 million at December 31, 2012 and 2011, respectively.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED INCOME (Continued)

Other liabilities and deferred income were as follows (in millions):

	December 31, 2012	December 31, 2011
Interest payable	$706	$812
Deferred interest supplements and residual support payments on net investment in operating leases	1,147	962
Income taxes payable to Ford and affiliated companies (a)	549	660
Unrecognized tax benefits	462	535
Unearned insurance premiums	299	266
Other	295	358
Total other liabilities and deferred income	$3,458	$3,593
__________

(a)	In 2012 and 2011, we paid $99 million and $1.4 billion, respectively, to Ford in accordance with our intercompany tax sharing agreement.

NOTE 10. DEBT

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

Debt is recorded on our balance sheet at par value adjusted for unamortized discount or premium (with the exception of fair value adjustments related to debt in designated hedge relationships; see Note 8 for further policy information). Debt due within one year at issuance is classified as short-term. Debt due after one year at issuance is classified as long-term. Discounts, premiums and costs directly related to the issuance of debt generally are capitalized and amortized over the life of the debt or put date and recorded in Interest expense using the effective interest method. Gains and losses on the extinguishment of debt are recorded in Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DEBT (Continued)

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2012	2011	2012	2011	December 31, 2012	December 31, 2011
Short-term debt
Asset-backed commercial paper	0.4%	0.3%			$5,752	$6,835
Floating rate demand notes	1.1%	1.3%			4,890	4,713
Other asset-backed short-term debt	1.1%	1.5%			3,616	2,741
Commercial paper	1.2%	5.4%			1,686	156
Other short-term debt	4.7%	7.0%			1,434	1,579
Total short-term debt	1.1%	1.4%	1.1%	1.4%	17,378	16,024
Long-term debt
Senior indebtedness
Notes payable within one year					5,557	6,127
Notes payable after one year					31,656	24,892
Asset-backed debt
Notes payable within one year					13,788	16,526
Notes payable after one year					20,216	20,558
Unamortized discount					(128)	(149)
Fair value adjustments					791	681
Total long-term debt	3.8%	4.2%	4.1%	4.6%	71,880	68,635
Total debt	3.3%	3.7%	3.5%	4.0%	$89,258	$84,659

Fair value of debt					$92,799	$86,785

Interest rates are presented for the fourth quarter of 2012 and 2011. With the exception of commercial paper, which is issued at a discount, the average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees. Fair value adjustments relate to designated fair value hedges of unsecured debt.

The fair value of debt reflects interest accrued but not yet paid of $708 million and $875 million at December 31, 2012 and 2011, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $8.0 billion and $6.4 billion of short-term debt at December 31, 2012 and 2011, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 18 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	December 31, 2012	December 31, 2011
Other short-term debt	$28	$48
Notes payable within one year	4	466
Notes payable after one year	340	91
Total debt with affiliated companies	$372	$605

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DEBT (Continued)

In 2012, through market transactions, we repurchased and called an aggregate principal amount of $628 million (including $43 million maturing in 2012) of our unsecured and asset-backed debt. As a result, we recorded a pre-tax loss of $14 million, net of unamortized premiums, discounts, and fees in Other income, net.

In 2011, through market transactions, we repurchased and called an aggregate principal amount of $2.3 billion (including $266 million maturing in 2011) of our unsecured debt. As a result, we recorded a pre-tax loss of $66 million, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during 2011.

In 2010, through market transactions, we repurchased and called an aggregate principal amount of $5.6 billion (including $683 million maturing in 2010) of our unsecured and asset-backed debt. As a result, we recorded a pre-tax loss of $139 million, net of unamortized premiums, discounts and fees in Other income, net.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At December 31, 2012, maturities were as follows (in millions):

	2013 (a)	2014	2015	2016	2017	Thereafter (b)	Total
Unsecured debt	$13,567	$3,965	$9,093	$4,750	$6,231	$7,617	$45,223
Asset-backed debt	23,156	12,341	4,988	1,301	1,586	—	43,372
Unamortized (discount)/premium (c)	(1)	(76)	(19)	(15)	(15)	(2)	(128)
Fair value adjustments (c)	33	25	84	43	148	458	791
Total debt	$36,755	$16,255	$14,146	$6,079	$7,950	$8,073	$89,258
__________

(a)	Includes $17,378 million for short-term and $19,377 million for long-term debt.

(b)	Includes $7,600 million of unsecured debt maturing between 2018 and 2022 with the remaining balance maturing after 2031.

(c)	Presented based on contractual payment date of related debt.

Credit Facilities

At December 31, 2012, we and our majority-owned subsidiaries had $922 million of contractually-committed unsecured credit facilities with financial institutions, including FCE Bank plc's ("FCE") £440 million (equivalent to $713 million at December 31, 2012) syndicated credit facility (the "FCE Credit Agreement") which matures in 2014. At December 31, 2012, $866 million was available for use. In January 2013, FCE drew £330 million (equivalent to about $535 million) of its syndicated facility. The FCE Credit Agreement contains certain covenants, including an obligation of FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and us to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.

In addition, at December 31, 2012, we had $6.3 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program, of which $3.3 billion expire in 2013 and $3.0 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At December 31, 2012, $6.3 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At December 31, 2012, the outstanding commercial paper balance for the FCAR program was $5.8 billion.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. DEBT (Continued)

Committed Liquidity Programs

We and our subsidiaries, including FCE, have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24.3 billion ($12.9 billion of retail, $7.0 billion of wholesale, and $4.4 billion of lease assets) at December 31, 2012, of which $4.9 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $23.4 billion (of which $4.2 billion relates to FCE commitments), having maturities within the next twelve months and the remaining balance having maturities between April 2014 and October 2014. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At December 31, 2012, $12.3 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

NOTE 11. INCOME TAXES

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

The Provision for income taxes for the years ended December 31 was estimated as follows (in millions):

	2012	2011	2010
Current
Federal	$4	$680	$1,249
Non-U.S.	55	109	82
State and local	(14)	32	182
Total current	45	821	1,513
Deferred
Federal	413	(316)	(261)
Non-U.S.	14	63	—
State and local	11	41	(146)
Total deferred	438	(212)	(407)
Provision for income taxes	$483	$609	$1,106

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES (Continued)

A reconciliation of the Provision for income taxes with the United States statutory tax rate as a percentage of Income before income taxes, excluding equity in net income of affiliated companies, net income attributable to noncontrolling interests, and income from discontinued operations, for the years ended December 31 is as follows:

	2012	2011	2010
U.S. statutory tax rate	35.0%	35.0%	35.0%
Effect of (in percentage points):
Non-U.S. tax rates under U.S. rate	(1.6)	(1.9)	(1.6)
State and local income taxes	(1.0)	1.1	0.7
U.S. tax on non-U.S. earnings	(1.2)	(10.3)	1.6
Other	1.1	1.4	0.5
Valuation allowance (a)	(3.8)	—	—
Effective tax rate	28.5%	25.3%	36.2%
________

(a)	During 2012, we released a valuation allowance against certain deferred tax assets in South America, resulting in a favorable impact to the income tax provision of $64 million.

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

At December 31, 2012, $4.2 billion of non-U.S. earnings are considered indefinitely reinvested in operations outside the United States, for which deferred taxes have not been provided.  Repatriation of these earnings in their entirety would result in a residual U.S. tax liability of $962 million.

Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

Our accounting for deferred tax consequences represents our best estimate of the likely future tax consequences of events that have been recognized in our financial statements or tax returns and their future probability. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES (Continued)

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2012	December 31, 2011
Deferred tax assets
Net operating loss carryforwards	$366	$469
Provision for credit losses	127	175
Other foreign	175	227
Employee benefit plans	13	125
Foreign tax credits	122	3
Other	209	277
Total gross deferred tax assets	1,012	1,276
Less: Valuation allowance	(68)	(125)
Total net deferred tax assets	$944	$1,151

Deferred tax liabilities
Leasing transactions	$1,138	$925
Finance receivables	614	548
Other foreign	647	588
Other	30	68
Total deferred tax liabilities	2,429	2,129
Net deferred tax liability	$1,485	$978

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

Operating loss carryforwards for tax purposes were $1.2 billion at December 31, 2012, resulting in a deferred tax asset of $366 million. A substantial portion of these losses begin to expire in 2029; the remaining losses will begin to expire in 2018. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

In accordance with our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest earned is included in Other income, net while interest expense is included in Interest expense.

The changes in the unrecognized tax benefits for the years ended December 31 were as follows (in millions):

	2012	2011	2010
Beginning balance	$535	$533	$614
Increase - tax positions in prior periods	54	25	120
Increase - tax positions in current period	7	—	—
Decrease - tax positions in prior periods	(54)	(2)	(14)
Settlements	(51)	(17)	(187)
Lapse of statute of limitations	—	(4)	—
Ending balance	$491	$535	$533

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES (Continued)

The amount of unrecognized tax benefits at December 31, 2012, 2011 and 2010 that would impact the effective tax rate if recognized, was $155 million, $217 million, and $104 million, respectively. We expect the unrecognized tax benefits balance to decrease by approximately $300 million over the next twelve months as a result of settling the U.S. federal income tax deficiencies related to tax years 2008 and 2009 in accordance with our intercompany tax sharing agreement with Ford.

We have settled our U.S. federal income tax deficiencies related to tax years prior to 2008 in accordance with our intercompany tax sharing agreement with Ford. The Ford consolidated tax return is currently under examination for the 2010 and 2011 tax years. Examinations by tax authorities have been completed through 2004 in Germany, 2006 in Canada, and 2010 in the United Kingdom. Although examinations have been completed in these jurisdictions, various unresolved transfer pricing disputes exist dating back to 2000.

We recognize accrued interest expense related to unrecognized tax benefits in jurisdictions where we file tax returns separate from Ford and income tax related penalties in Provision for income taxes. For the years ended December 31, 2012, 2011 and 2010, we recorded $21 million in net tax related interest expense, $11 million in net tax related interest income and $7 million in net tax related interest expense, respectively, in our income statement. At December 31, 2012 and 2011, we recorded a net payable of $56 million and $33 million, respectively, for tax related interest in Other liabilities and deferred income.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the accumulated balances for each component of accumulated other comprehensive income ("AOCI") for the years ended December 31 were as follows (in millions):

	2012	2011	2010
Foreign currency translation
Beginning balance	$600	$821	$1,052
Net gain/(loss) on foreign currency translation (net of tax of $0)	143	(161)	(106)
Reclassifications to net income (net of tax of $0) (a)	—	(60)	—
Reclassifications from shareholder's interest (net of tax of $0) (b)	—	—	(125)
Other comprehensive income/(loss), net of tax	143	(221)	(231)
Ending balance	$743	$600	$821

Total AOCI ending balance at December 31	$743	$600	$821
__________
(a) Refer to Note 14 for additional information.
(b) We recorded a $125 million out-of-period adjustment related to foreign currency translations during 2010 which decreased Accumulated other comprehensive income and increased Shareholder's interest. This adjustment did not impact our Total shareholder's interest on our balance sheet The impact on previously issued annual and interim financial statements was not material.

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

Insurance premiums earned are reported net of reinsurance as Insurance premiums earned. These premiums are earned over their respective policy periods. Physical damage insurance premiums, including premiums on vehicles financed at wholesale by us, are recognized as income on a monthly basis. Premiums from extended service plan contracts and other contractual liability coverages are earned over the life of the policy based on historical loss experience. Commissions and premium taxes are deferred and amortized over the term of the related policies on the same basis on which premiums are earned.

TARIC is required by law to maintain deposits with regulatory authorities. These deposited securities totaled $13 million and $14 million at December 31, 2012 and 2011, respectively.

Insurance Expenses and Liabilities

Insurance underwriting losses and expenses are reported as Insurance expenses. The components of insurance expenses were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Insurance losses	$75	$77	$43
Loss adjustment expenses	4	6	4
Reinsurance income and other expenses, net	(9)	(3)	(1)
Insurance expenses	$70	$80	$46

Reserves for insurance losses and loss adjustment expenses are established based on actuarial estimates and historical loss development patterns, which represents management's best estimate. If management believes the reserves do not reflect all losses due to changes in conditions, or other relevant factors, an adjustment is made based on management judgment. The reserve for reported insurance losses and an estimate of unreported insurance losses, based on past experience, was $6 million and $14 million at December 31, 2012 and 2011, respectively, and was included in Other liabilities and deferred income.

Reinsurance

TARIC's reinsurance activity primarily consists of ceding a majority of its automotive extended service plan contracts for a ceding commission. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported in Other assets. Ceded insurance expenses that were deducted from the amounts reported as Insurance expenses were $64 million, $74 million and $87 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The effect of reinsurance on premiums written and earned was as follows for the years ended December 31 (in millions):

	2012		2011		2010
	Written	Earned	Written	Earned	Written	Earned
Direct	$234	$202	$219	$205	$167	$229
Assumed	2	2	8	8	4	5
Ceded	(136)	(99)	(137)	(113)	(89)	(136)
Net premiums	$100	$105	$90	$100	$82	$98

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

NOTE 14. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net are as follows for the years ended December 31 (in millions):

	2012	2011	2010
Gains/(Losses) on extinguishment of debt	$(14)	$(66)	$(139)
Gains/(Losses) on derivatives (a)	(352)	33	64
Currency revaluation gains/(losses) (a)(b)	236	(11)	(92)
Interest and investment income	85	98	109
Insurance fee income	65	83	79
Other	266	165	202
Total other income, net	$286	$302	$223
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 8 for detail by derivative instrument and risk type.

(b)
Included in 2011 is a $60 million net gain for foreign currency translation adjustments related to the strategic decision to exit retail and wholesale financing in certain Asia Pacific markets. See Note 17 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. EMPLOYEE SEPARATION ACTIONS

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

International Segment

In 2012, we recognized pre-tax charges of $8 million (including $1 million for retirement plan benefits) for employee separation actions primarily in European locations.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION

We are a participating employer in certain retirement, postretirement health care and life insurance, and share-based compensation plans that are sponsored by Ford. Share-based compensation plans are outstanding under Ford's two Long-Term Incentive Plans (“LTIP”): the 1998 LTIP and the 2008 LTIP. No further grants may be made under the 1998 LTIP. Grants may continue to be made under the 2008 LTIP through April 2018. Ford primarily issues two types of share-based compensation awards: stock options and restricted stock units (“RSU”).

As described below, Ford allocates costs to us under these plans based on the total number of participating or eligible employees at Ford Credit. Further information about these sponsored plans is available in Ford's Annual Report on Form 10-K for the year ended December 31, 2012, filed separately with the Securities and Exchange Commission.

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

Retirement plan service costs allocated to Ford Credit for our employees in the U.S. participating in the Ford-sponsored plans were $28 million, $26 million and $21 million for the years ended December 31, 2012, 2011 and 2010, respectively, and were charged to Operating expenses. The allocated cost for 2012 was equivalent to 10% of Ford's total U.S. salaried retirement plan service cost.

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

Effective January 1, 2012, Ford allocates costs to us for postretirement health care and life insurance on a service cost basis which is consistent with the basis used for allocating U.S. employee retirement plan service costs. Prior to 2012, postretirement health care and life insurance costs were allocated to us on a total plan cost basis. In addition, our liability to Ford for postretirement health care and life insurance of $328 million at December 31, 2011, which was included in Accounts payables - affiliated companies, was paid in full during 2012.

Postretirement health care and life insurance assigned to Ford Credit for our employees in the U.S. participating in the Ford-sponsored plans increased Operating expenses by $4 million for the year ended December 31, 2012 and reduced Operating expenses by $22 million and $21 million for the years ended December 31, 2011 and 2010, respectively. The allocation for 2012 was equivalent to 12% of Ford's total U.S. salaried postretirement health care and life insurance benefits service cost.

Stock Options

Certain of our employees have been granted stock options, which generally have a vesting feature whereby one-third of each grant of stock options are exercisable after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary. Stock options expire 10 years from the grant date using a three-year graded vesting methodology. Ford measures the fair value of stock options using the Black-Scholes option-pricing model.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. RETIREMENT BENEFITS AND SHARE-BASED COMPENSATION (Continued)

Employee stock option expense allocated to Ford Credit for our employees participating in the Ford-sponsored plans was $2 million for the years ended December 31, 2012, 2011 and 2010, and were charged to Operating expenses. The allocated expense for 2012 was equivalent to 4% of Ford's total stock option expense.

Restricted Stock Units

Certain of our employees have been granted performance-based and time-based RSUs, which provide the recipients with the right to shares of stock after a restriction period. Ford measures the fair value using the closing price of Ford's Common Stock on grant date.

Time-based RSUs generally have a graded vesting feature whereby one-third of each grant of RSUs vest after the first anniversary of the grant date, one-third after the second anniversary, and one-third after the third anniversary.  Ford's expense is recognized using the graded vesting method and is based on the fair value at grant date.

Performance-based RSUs have a performance period (usually one year) followed by a restriction period (usually two years). Ford recognizes compensation expense when it is probable and estimable as measured against the performance metrics. Expense is recognized over the performance and restriction periods, if any, and is based on the fair value at grant date.

RSU expense allocated to Ford Credit for our employees participating in these plans was $5 million, $6 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively, and were charged to Operating expenses. The allocated expense for 2012 was equivalent to 5% of Ford's total RSU expense.

NOTE 17. DIVESTITURES AND OTHER ACTIONS

We classify assets and liabilities as held for sale ("disposal group") when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We classify a disposal group as a discontinued operation when the criteria to be classified as held for sale have been met and we will not have any significant involvement with the disposal group after the sale.

When we classify a disposal group as held for sale, we test for impairment. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value less transaction costs.

We aggregate the assets and liabilities of all held-for-sale disposal groups on the balance sheet for the period in which the disposal group is held for sale. At December 31, 2012 and 2011, there were no assets and liabilities of held-for-sale disposal groups.

International Segment

In 2011, we recorded foreign currency translation adjustments of $60 million (including $72 million recorded in the fourth quarter of 2011) related to the strategic decision to exit retail and wholesale financing in certain Asia Pacific markets. These adjustments decreased Accumulated other comprehensive income (foreign currency translation) and increased our pre-tax income, which was recorded to Other income, net. See Notes 12 and 14 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE MEASUREMENTS

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

Valuation Methodologies

Cash and Cash Equivalents. Included in Cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash, and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. A debt security is classified as a cash equivalent if it meets these criteria and if it has a remaining time to maturity of 90 days or less from the date of acquisition. Amounts on deposit and available upon demand, or negotiated to provide for daily liquidity without penalty, are classified as Cash and cash equivalents. Time deposits, certificates of deposit, and money market accounts that meet the above criteria are reported at par value on our balance sheet and are excluded from the tables below.

Marketable Securities. Investments in securities with a maturity date greater than 90 days at the date of purchase and other securities for which there is a more than an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal are classified as Marketable securities. We generally measure fair value using prices obtained from pricing services. Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type (i.e., asset class). Where possible, fair values are generated using market inputs including quoted prices (the closing price in an exchange market), bid prices (the price at which a buyer stands ready to purchase), and other market information. For fixed income securities that are not actively traded, the pricing services use alternative methods to determine fair value for the securities, including: quotes for similar fixed-income securities, matrix pricing, discounted cash flow using benchmark curves, or other factors to determine fair value. In certain cases, when market data are not available, we may use broker quotes to determine fair value.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE MEASUREMENTS (Continued)

Our two FUEL securitization transactions had derivative features which included a mandatory exchange to our unsecured notes when our senior unsecured debt received two investment grade credit ratings among Fitch, Moody's, and S&P, and a make-whole provision. We estimated the fair value of these features by comparing the fair value of the FUEL notes to the value of a hypothetical debt instrument without these features.

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

Finance Receivables. We measure finance receivables at fair value for purposes of disclosure using internal valuation models (see Note 3). These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

The fair value measurements for dealer loans are based on an assessment of the estimated fair value of collateral. The assessment is performed by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker's opinion of value, and purchase offers. The fair value adjustment is determined by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

Debt. We measure debt at fair value for purposes of disclosure (see Note 10) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of debt's fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents-financial instruments
U.S. government	$200	$—	$—	$200	$1	$—	$—	$1
U.S. government-sponsored enterprises	—	20	—	20	—	75	—	75
Non-U.S. government agencies (a)	—	—	—	—	—	150	—	150
Corporate debt	—	1	—	1	—	—	—	—
Non-U.S. government	—	103	—	103	—	15	—	15
Total cash equivalents-financial instruments(b)	200	124	—	324	1	240	—	241
Marketable securities
U.S. government	620	—	—	620	619	—	—	619
U.S. government-sponsored enterprises	—	12	—	12	—	713	—	713
Non-U.S. government agencies (a)	—	95	—	95	—	778	—	778
Corporate debt	—	1,155	—	1,155	—	1,186	—	1,186
Mortgage-backed and other asset-backed	—	67	—	67	—	88	—	88
Non-U.S. government	—	142	—	142	—	444	—	444
Other liquid investments (c)	—	15	—	15	—	7	—	7
Total marketable securities	620	1,486	—	2,106	619	3,216	—	3,835
Derivative financial instruments
Interest rate contracts	—	1,247	—	1,247	—	1,163	—	1,163
Foreign currency exchange contracts	—	9	—	9	—	53	—	53
Cross-currency interest rate swap contracts	—	—	—	—	—	12	—	12
Other (d)	—	—	—	—	—	—	137	137
Total derivative financial instruments	—	1,256	—	1,256	—	1,228	137	1,365
Total assets at fair value	$820	$2,866	$—	$3,686	$620	$4,684	$137	$5,441

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$256	$—	$256	$—	$237	$—	$237
Foreign currency exchange contracts	—	27	—	27	—	37	—	37
Cross-currency interest rate swap contracts	—	117	—	117	—	12	—	12
Total derivative financial instruments	—	400	—	400	—	286	—	286
Total liabilities at fair value	$—	$400	$—	$400	$—	$286	$—	$286
__________

(a)	Includes notes issued by non-U.S. government agencies, as well as notes issued by supranational institutions.

(b)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $6.3 billion and $5.7 billion at December 31, 2012 and 2011, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.6 billion and $2.8 billion at December 31, 2012 and 2011, respectively.

(c)	Includes certificates of deposit and time deposits subject to changes in value.

(d)	Represents derivative features included in the FUEL notes.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

The following table summarizes the changes recorded through income in Level 3 items measured at fair value on a recurring basis and reported on our balance sheet for the years ended December 31 (in millions):

	2012			2011			2010
	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Total Level 3 Fair Value	Marketable Securities	Derivative Financial Instruments, Net (a)	Retained Interest in Securitized Assets	Total Level 3 Fair Value
Beginning balance	$—	$137	$137	$1	$(109)	$(108)	$4	$(168)	$26	$(138)
Realized/unrealized gains/(losses)
Other income, net	—	(81)	(81)	—	366	366	(4)	(108)	(3)	(115)
Other comprehensive income/(loss) (b)	—	—	—	—	(1)	(1)	—	(5)	2	(3)
Interest income/(expense) (c)	—	—	—	—	90	90	—	—	—	—
Total realized/unrealized gains/(losses)	—	(81)	(81)	—	455	455	(4)	(113)	(1)	(118)
Purchases, issues, sales, and settlements
Purchases	—	—	—	5	—	5	11	—	—	11
Issues (d)	—	—	—	—	73	73	—	—	—	—
Sales	—	—	—	—	—	—	—	—	—	—
Settlements (e)	—	(56)	(56)	—	120	120	—	172	(25)	147
Total purchases, issues, sales, and settlements	—	(56)	(56)	5	193	198	11	172	(25)	158
Transfers into Level 3	—	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (f)	—	—	—	(6)	(402)	(408)	(10)	—	—	(10)
Ending balance	$—	$—	$—	$—	$137	$137	$1	$(109)	$—	$(108)

Unrealized gains/(losses) on instruments still held	$—	$—	$—	$—	$65	$65	$—	$56	$—	$56

__________

(a)	See Note 8 for detail on financial statement presentation by hedge designation.

(b)	Represents foreign currency translation on derivative asset and liability balances held by non-U.S. dollar foreign affiliates.

(c)	Recorded in Interest expense.

(d)	Represents derivative features included in the FUEL notes.

(e)	Reflects exchange of the FUEL notes to unsecured notes.

(f)
The transfer out of Level 3 of $402 million in 2011 was primarily the result of management's validation of the observable data and determination that certain unobservable inputs had an insignificant impact on the valuation of these instruments. The remaining transfers were due to the increase in availability of observable data.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis by input hierarchy that were still held on our balance sheet (in millions):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
North America
Retail receivables	$—	$—	$52	$52	$—	$—	$70	$70
Dealer loans	—	—	2	2	—	—	6	6
Total North America	$—	$—	$54	$54	$—	$—	$76	$76

International
Retail receivables	$—	$—	$26	$26	$—	$—	$39	$39

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our income statement for the years ended December 31, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	2012	2011	2010
North America
Retail receivables	$(13)	$(23)	$(29)
Dealer loans	(1)	—	(3)
Total North America	$(14)	$(23)	$(32)

International
Retail receivables	$(11)	$(14)	$(25)
Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies for the year ended December 31, 2012 (in millions):

	Fair Value	Valuation Technique	Unobservable Input	Fair Value Range
Nonrecurring basis
Retail receivables
North America	$52	Income Approach	POD percentage	$38 - $52
International	$26	Income Approach	ARV percentage	$25 - $27
Dealer loans	$2	Income Approach	Estimated fair value	$1 - $3

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. TRANSACTIONS WITH AFFILIATED COMPANIES

Transactions with Ford and affiliated companies occur in the ordinary course of business.

Income Statement

The income statement effects of transactions with Ford and affiliated companies for the years ended December 31 were as follows (reductions to Income before income taxes are presented as negative amounts) (in millions):

	2012	2011	2010
Net financing margin
Interest supplements and other support costs earned	$2,401	$2,800	$3,226
Operating lease revenue on employee leased vehicles	217	211	230
Residual value support (a)	70	152	339
Interest expense on debt	(25)	(36)	(27)
Interest income on notes receivables	22	27	48
Interest income on finance receivables (b)	30	36	6
Interest expense under tax sharing agreement (c)	(7)	(9)	(13)
Other revenue
Earned insurance premiums	92	99	118
Earned insurance premiums ceded	(38)	(59)	(86)
Gains/(Losses) from derivative transactions (d)	(56)	2	(22)
Other income	11	12	13
Expenses
Advice and services expense (e)	(92)	(107)	(105)
Insurance loss and loss adjustment expenses	(40)	(47)	(57)
Insurance loss and loss adjustment expenses recovered	19	31	45
Retirement benefits and share-based compensation (f)	(39)	(12)	(12)

(a)	These amounts are primarily included in Depreciation on vehicles subject to operating leases.

(b)	Certain entities are reported as consolidated subsidiaries of Ford; revenue from providing financing to these entities is included in Financing revenue.

(c)
Under our intercompany tax sharing agreement with Ford, we earn interest on net tax assets and pay interest on certain tax liabilities. Interest expense due to Ford under this agreement is included in Interest expense. We did not earn any interest for the periods presented.

(d)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Notes 8 and 14 for additional information.

(e)
We receive technical and administrative advice and services from Ford and its affiliates, occupy office space furnished by Ford and its affiliates, utilize data processing facilities maintained by Ford and sell returned lease and repossessed vehicles sold through Ford auction lots. These costs are charged to Operating expenses.

(f)
In the U.S., we are a participating employer in certain retirement, postretirement health care and life insurance and share-based compensation plans that are sponsored by Ford. Ford allocates costs to us based on the total number of participating or eligible employees at Ford Credit. See Note 16 for additional information.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)

Balance Sheet

The balance sheet effects of transactions with Ford and affiliated companies were as follows (in millions):

	December 31, 2012	December 31, 2011
Assets
Net finance receivables and investment in operating leases
Purchased receivables (a)	$4,779	$3,709
Unearned interest supplements on finance receivables (b)	(1,486)	(1,643)
Finance receivables (c)	816	653
Net investment in leased vehicles (d)	543	413
Notes and accounts receivables	1,173	1,152
Derivative financial instruments	5	53
Other assets
Vehicles held for resale	5	15
Investment in non-consolidated affiliates	140	141
Liabilities
Accounts payable (e)	(234)	(773)
Income taxes payable (f)	(549)	(660)
Debt (g)	(372)	(605)
Derivative financial instruments	(27)	(35)
Unearned interest supplements and residual support on operating leases (b)	(1,147)	(962)

(a)
We purchase certain receivables generated by divisions and affiliates of Ford, primarily in connection with the delivery of vehicle inventories from Ford, the sale of parts and accessories by Ford to dealers, and the purchase of other receivables generated by Ford. At December 31, 2012, $771 million of these assets are subject to limited guarantees by Ford. In addition, at December 31, 2012, Ford guaranteed $68 million of our finance receivables related to dealers.

(b)
Represents unearned interest supplements on finance receivables and operating leases and residual support payments for operating leases received from Ford. For contracts purchased prior to January 1, 2008, in the U.S. and Canada, Ford has pre-paid all of the interest supplement obligations during 2012 compared with $47 million of interest supplements which remained unpaid as of December 31, 2011. Unearned interest supplements relating to these contracts are now included in the December 31, 2012 ending balance.

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

(e)	Includes postretirement health care and life insurance benefits due to Ford of $328 million at December 31, 2011. This was paid in full to Ford during 2012. See Note 16 for additional information.

(f)
In accordance with our intercompany tax sharing agreement with Ford, the United States income tax liabilities or credits are allocated to us generally on a separate return basis calculated as if we were taxable as a corporation. The income tax payable to Ford, recorded in Other liabilities and deferred income, does not include amounts recorded as Deferred income taxes. Refer to Note 11 for additional information. During 2012 and 2011, we paid Ford $99 million and $1.4 billion, respectively, related to the agreement.

(g)
Includes $0 million and $466 million at December 31, 2012 and 2011, respectively, for cash from Blue Oval Holdings, a Ford U.K. subsidiary, to collateralize guarantees from FCE for Ford in Romania. See Note 22 for further information.

Commitments and Contingencies

We provide various guarantees to third parties on behalf of Ford. At December 31, 2012, the value of these guarantees totaled $78 million; Ford counter-guaranteed $70 million of these items. See Note 22 for information regarding guarantees of certain obligations of unconsolidated and other affiliates.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. SEGMENT AND GEOGRAPHIC INFORMATION

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Key operating data for our business segments for the years ended or at December 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Sales of Receivables	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
2012
Total revenue (a)(b)	$6,583	$1,799	$(109)	$—	$—	$(109)	$8,273
Income before income taxes (b)	1,550	249	(102)	—	—	(102)	1,697
Other disclosures
Depreciation on vehicles subject to operating leases	2,117	351	—	—	—	—	2,468
Interest expense	2,222	812	(7)	—	—	(7)	3,027
Provision for credit losses	18	(11)	—	—	—	—	7
Net finance receivables and net investment in operating leases (b)	74,143	17,107	—	—	(1,486)	(1,486)	89,764
Total assets (b)	84,112	23,118	—	—	(1,486)	(1,486)	105,744

2011
Total revenue (a)	$6,676	$2,182	$(135)	$—	$—	$(135)	$8,723
Income before income taxes	2,159	371	(126)	—	—	(126)	2,404
Other disclosures
Depreciation on vehicles subject to operating leases	1,490	284	—	—	—	—	1,774
Interest expense	2,408	1,108	(9)	—	—	(9)	3,507
Provision for credit losses	(119)	1	—	—	—	—	(118)
Net finance receivables and net investment in operating leases	66,295	18,353	—	—	(1,643)	(1,643)	83,005
Total assets	77,666	24,219	—	—	(1,643)	(1,643)	100,242

2010
Total revenue (a)	$8,125	$2,117	$(85)	$(10)	$—	$(95)	$10,147
Income before income taxes	2,785	354	(85)	—	—	(85)	3,054
Other disclosures
Depreciation on vehicles subject to operating leases	1,784	161	—	—	—	—	1,945
Interest expense	3,054	1,169	—	(1)	—	(1)	4,222
Provision for credit losses	(287)	18	—	—	—	—	(269)
Net finance receivables and net investment in operating leases	63,332	19,807	—	—	(1,881)	(1,881)	81,258
Total assets	77,835	25,742	—	—	(1,881)	(1,881)	101,696
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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
NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Key information related to our geographic operations in the United States, Canada, Europe, and other foreign operations were as follows for the years ended or at December 31 (in millions):

	2012	2011	2010
Total revenue (a)
United States	$5,597	$5,373	$6,377
Canada	952	1,168	1,671
Europe	1,373	1,671	1,681
All other	351	511	418
Total revenue	$8,273	$8,723	$10,147

Income before income taxes
United States	$1,238	$1,572	$2,230
Canada	176	296	296
Europe	145	278	353
All other	138	258	175
Total income before income taxes	$1,697	$2,404	$3,054

Finance receivables, net and net investment in operating leases
United States	$63,302	$56,282	$52,667
Canada	9,577	8,605	9,085
Europe	14,400	15,583	17,049
All other	2,485	2,535	2,457
Total finance receivables, net and net investment in operating leases	$89,764	$83,005	$81,258

_________
(a) Represents Total financing revenue, Insurance premiums earned, and Other income, net.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected financial data by calendar quarter were as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Total revenue (a)	$2,067	$2,020	$2,069	$2,117	$8,273
Depreciation on vehicles subject to operating leases	(585)	(583)	(640)	(660)	(2,468)
Interest expense	(803)	(774)	(741)	(709)	(3,027)
Total financing margin and other revenue	679	663	688	748	2,778
Provision for credit losses	(24)	(51)	42	40	7
Net income	295	296	355	268	1,214

2011
Total revenue (a)	$2,227	$2,153	$2,206	$2,137	$8,723
Depreciation on vehicles subject to operating leases	(411)	(361)	(464)	(538)	(1,774)
Interest expense	(893)	(895)	(888)	(831)	(3,507)
Total financing margin and other revenue	923	897	854	768	3,442
Provision for credit losses	(64)	(25)	(20)	(9)	(118)
Net income	451	383	350	611	1,795
__________
(a) Represents Total financing revenue, Insurance premiums earned, and Other income, net.

NOTE 22. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of lease commitments, guarantees and indemnifications, and litigation and claims.

Lease Commitments

We have rental commitments for certain land, buildings and equipment that expire over various contractual periods. Minimum non-cancelable operating lease commitments at December 31, 2012 were as follows (in millions):

	2013	2014	2015	2016	2017	Thereafter
Minimum rentals on operating leases	$14	$11	$7	$6	$5	$8

Rental expense under cancelable and non-cancelable leases of $27 million, $32 million and $32 million was recorded in Operating expenses for the years ended December 31, 2012, 2011 and 2010, respectively.

Guarantees and Indemnifications

Guarantees are recorded at fair value at the inception of the guarantee. The carrying value of recorded liabilities related to guarantees was de minimis at December 31, 2012 and 2011. The following guarantees and indemnifications were issued and outstanding at December 31, 2012 and 2011:

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $78 million and $81 million at December 31, 2012 and 2011, respectively. Of these values, $70 million and $71 million at December 31, 2012 and 2011, respectively, were counter-guaranteed by Ford to us.

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. COMMITMENTS AND CONTINGENCIES (Continued)

At September 30, 2012, FCE had a $285 million guarantee outstanding for obligations of Ford in Romania, which was partially collateralized with $74 million of cash received from Blue Oval Holdings, a Ford U.K. subsidiary. The balance of the guarantee was counter-guaranteed by Ford. During the fourth quarter of 2012, the obligations of Ford in Romania were satisfied and as a result, FCE's guarantee was terminated with no payment required by FCE. Accordingly, FCE returned the cash collateral to Blue Oval Holdings and the counter-guarantee from Ford was terminated.

Indemnifications. In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction. These indemnifications might include and are not limited to claims relating to any of the following: environmental, tax, and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealers and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities generally would be triggered by a breach of terms of the contract or by a third-party claim. We also are party to numerous indemnifications which do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Litigation and Claims

Various legal actions, proceedings, and claims (generally, "matters") are pending or may be instituted or asserted against us. These include but are not limited to matters arising out of governmental regulations relating to other matters;
tax matters; alleged illegal acts; financial services; employment-related matters; dealers and other contractual relationships; personal injury matters; investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the matters involve or may involve claims for compensatory, punitive, or antitrust or treble damages in very large amounts, sanctions, assessments, fines, penalties, or other relief, which, if granted, would require very large expenditures.

The extent of our financial exposure to these matters is difficult to estimate. Many matters do not specify a dollar amount for damages, and many others specify only a jurisdictional minimum. To the extent an amount is asserted, our historical experience suggests that in most instances the amount asserted is not a reliable indicator of the ultimate outcome.
In evaluating for accrual and disclosure purposes matters filed against us, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, and the severity of any potential loss. We reevaluate and update our accruals as matters progress over time.
For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., "non-pattern matters"), we evaluate matters based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2012. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
As noted, the litigation process is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Our assessments are based on our knowledge and experience, but the ultimate outcome of any matter could require payment substantially in excess of the amount that we have accrued and/or disclosed.