Form 10-Q
period 2013-03-31
FORD MOTOR CREDIT CO LLC
filed 2013-05-01
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

or

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

Exhibit Index begins on page 51

FORD MOTOR CREDIT COMPANY LLC
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
For the Periods Ended March 31, 2013 and 2012
(in millions)

	First Quarter
	2013	2012
Financing revenue	(unaudited)
Operating leases	$731	$601
Retail	446	487
Interest supplements and other support costs earned from affiliated companies	583	628
Wholesale	240	247
Other	15	13
Total financing revenue	2,015	1,976
Depreciation on vehicles subject to operating leases	(642)	(585)
Interest expense	(683)	(803)
Net financing margin	690	588
Other revenue
Insurance premiums earned	29	26
Other income, net (Note 11)	77	65
Total financing margin and other revenue	796	679
Expenses
Operating expenses	250	243
Provision for credit losses (Note 4)	29	(24)
Insurance expenses	10	8
Total expenses	289	227
Income before income taxes	507	452
Provision for income taxes (Note 1)	143	157
Net income	$364	$295

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended March 31, 2013 and 2012
(in millions)

	First Quarter
	2013	2012
	(unaudited)
Net income	$364	$295
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	(187)	208
Total other comprehensive income/(loss), net of tax	(187)	208
Comprehensive income	$177	$503

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$7,613	$9,189
Marketable securities	2,331	2,106
Finance receivables, net (Note 2)	76,632	75,063
Net investment in operating leases (Note 3)	15,898	14,701
Notes and accounts receivable from affiliated companies	1,083	1,173
Derivative financial instruments (Note 7)	1,275	1,256
Other assets (Note 8)	2,308	2,256
Total assets	$107,140	$105,744

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,207	$1,072
Affiliated companies	834	234
Total accounts payable	2,041	1,306
Debt (Note 9)	90,118	89,258
Deferred income taxes	1,637	1,669
Derivative financial instruments (Note 7)	251	400
Other liabilities and deferred income (Note 8)	3,291	3,458
Total liabilities	97,338	96,091

SHAREHOLDER'S INTEREST
Shareholder's interest	5,274	5,274
Accumulated other comprehensive income (Note 10)	556	743
Retained earnings	3,972	3,636
Total shareholder's interest	9,802	9,653
Total liabilities and shareholder's interest	$107,140	$105,744

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$2,977	$2,877
Finance receivables, net	47,426	47,190
Net investment in operating leases	6,557	6,308
Derivative financial instruments	47	4

LIABILITIES
Debt	$40,527	$40,245
Derivative financial instruments	60	134

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER'S INTEREST
For the Periods Ended March 31, 2013 and 2012
(in millions, unaudited)

	Shareholder's Interest	Accumulated Other Comprehensive Income (Note 10)	Retained Earnings	Total
Balance at December 31, 2012	$5,274	$743	$3,636	$9,653
Net income	—	—	364	364
Other comprehensive income/(loss), net of tax	—	(187)	—	(187)
Distributions	—	—	(28)	(28)
Balance at March 31, 2013	$5,274	$556	$3,972	$9,802

Balance at December 31, 2011	$5,274	$600	$3,022	$8,896
Net income	—	—	295	295
Other comprehensive income/(loss), net of tax	—	208	—	208
Distributions	—	—	(200)	(200)
Balance at March 31, 2012	$5,274	$808	$3,117	$9,199

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2013 and 2012
(in millions)

	First Quarter
	2013	2012
	(unaudited)
Cash flows from operating activities
Net income	$364	$295
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	29	(24)
Depreciation and amortization	863	803
Amortization of upfront interest supplements	(436)	(458)
Net change in deferred income taxes	(21)	135
Net change in other assets	86	199
Net change in other liabilities	879	546
All other operating activities	(170)	(88)
Net cash provided by/(used in) operating activities	1,594	1,408
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(7,544)	(6,609)
Collections of finance receivables (other than wholesale)	7,096	6,828
Purchases of operating lease vehicles	(2,887)	(2,265)
Liquidations of operating lease vehicles	924	851
Net change in wholesale receivables	(1,934)	(90)
Net change in notes receivable from affiliated companies	6	139
Purchases of marketable securities	(9,256)	(5,514)
Proceeds from sales and maturities of marketable securities	9,021	4,380
Settlements of derivatives	(42)	(27)
All other investing activities	6	(52)
Net cash provided by/(used in) investing activities	(4,610)	(2,359)
Cash flows from financing activities
Proceeds from issuances of long-term debt	9,183	9,704
Principal payments on long-term debt	(6,630)	(8,214)
Change in short-term debt, net	(988)	(1,500)
Cash distributions to parent	(28)	(200)
All other financing activities	59	76
Net cash provided by/(used in) financing activities	1,596	(134)
Effect of exchange rate changes on cash and cash equivalents	(156)	119

Net increase/(decrease) in cash and cash equivalents	$(1,576)	$(966)

Cash and cash equivalents at January 1	$9,189	$8,713
Net increase/(decrease) in cash and cash equivalents	(1,576)	(966)
Cash and cash equivalents at March 31	$7,613	$7,747

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements include all adjustments considered necessary for a fair statement of the results of operations and financial condition for interim periods for Ford Motor Credit Company LLC, its consolidated subsidiaries and consolidated VIEs in which Ford Motor Credit Company LLC is the primary beneficiary (collectively referred to herein as "Ford Credit", "we", "our", or "us"). Results for interim periods should not be considered indicative of results for any other interim period or for the full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. We are an indirect, wholly owned subsidiary of Ford Motor Company ("Ford").

Provision for Income Taxes

For interim tax reporting we estimate one single effective tax rate, which is applied to the year-to-date ordinary income/(loss). Tax effects of significant unusual or extraordinary items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act reinstated U.S. tax deferral of certain foreign source income, retroactive to January 1, 2012. As a result, the tax provision for the period ended March 31, 2013 reflects a $64 million tax benefit related to the retroactive provisions of the Act.

Adoption of New Accounting Standards

Balance Sheet - Offsetting. On January 1, 2013, we adopted the new accounting standard that requires disclosures about offsetting and related arrangements for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. See Note 7 and Note 12 for further disclosure regarding balance sheet offsetting.
Comprehensive Income - Reporting of Reclassification Adjustments. During 2012, we early adopted the new accounting standard that requires us to disclose significant amounts reclassified out of each component of accumulated other comprehensive income (“AOCI”) and the affected income statement line item only if the item reclassified is required to be reclassified to net income in its entirety. We did not reclassify any amounts out of AOCI during the first quarter of 2013 or 2012.

Accounting Standards Issued But Not Yet Adopted

Foreign Currency Matters - Parent's Accounting for Cumulative Translation Adjustment. In March 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is effective for us as of January 1, 2014 and we do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued a new accounting standard that provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. This new accounting standard is effective for us as of January 1, 2014 and we do not expect this standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES

We segment our North America and International portfolio of finance receivables into "consumer" and "non-consumer" receivables. The receivables are generally secured by the vehicles, inventory, or other property being financed.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	March 31, 2013			December 31, 2012
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross (a)	$39,369	$8,769	$48,138	$39,504	$8,964	$48,468
Less: Unearned interest supplements (b)	(1,172)	(213)	(1,385)	(1,264)	(222)	(1,486)
Consumer finance receivables	$38,197	$8,556	$46,753	$38,240	$8,742	$46,982

Non-Consumer
Dealer financing (a)(c)	$20,654	$8,014	$28,668	$19,494	$7,496	$26,990
Other	1,152	426	1,578	1,072	404	1,476
Non-Consumer finance receivables	21,806	8,440	30,246	20,566	7,900	28,466
Total recorded investment (d)	$60,003	$16,996	$76,999	$58,806	$16,642	$75,448

Recorded investment in finance receivables (d)	$60,003	$16,996	$76,999	$58,806	$16,642	$75,448
Less: Allowance for credit losses (e)	(292)	(75)	(367)	(309)	(76)	(385)
Finance receivables, net	$59,711	$16,921	$76,632	$58,497	$16,566	$75,063

Net finance receivables subject to fair value (f)			$75,746			$74,171
Fair value			77,634			76,171
__________

(a)
At March 31, 2013 and December 31, 2012, includes North America consumer receivables of $22.5 billion and $23.0 billion and non-consumer receivables of $17.4 billion and $17.1 billion, respectively, and International consumer receivables of $5.8 billion and $6.3 billion and non-consumer receivables of $4.9 billion and $4.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

(b)	Ford-sponsored special-rate financing attributable to retail financing.

(c)
At March 31, 2013 and December 31, 2012, includes $59 million and $50 million, respectively, of North America wholesale receivables and $15 million and $15 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At March 31, 2013 and December 31, 2012, includes $427 million and $346 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(d)	At March 31, 2013 and December 31, 2012, excludes $185 million and $183 million, respectively, of accrued uncollected interest receivables, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)
At March 31, 2013 and December 31, 2012, excludes $886 million and $892 million, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 12 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. Recorded investment of consumer accounts greater than 90 days past due and still accruing interest was $11 million and $13 million at March 31, 2013 and December 31, 2012, respectively. The recorded investment of non-consumer accounts that are 90 days past due and still accruing interest was de minimis and $5 million at March 31, 2013 and December 31, 2012, respectively.

The aging analysis of our finance receivables balances was as follows (in millions):

	March 31, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Consumer
31-60 Days past due	$447	$47	$494	$783	$46	$829
61-90 Days past due	50	15	65	97	17	114
91-120 Days past due	16	8	24	21	9	30
Greater than 120 days past due	44	27	71	52	29	81
Total past due	557	97	654	953	101	1,054
Current	37,640	8,459	46,099	37,287	8,641	45,928
Consumer finance receivables	$38,197	$8,556	$46,753	$38,240	$8,742	$46,982

Non-Consumer
Total past due	$37	$11	$48	$29	$11	$40
Current	21,769	8,429	30,198	20,537	7,889	28,426
Non-Consumer finance receivables	21,806	8,440	30,246	20,566	7,900	28,466
Total recorded investment	$60,003	$16,996	$76,999	$58,806	$16,642	$75,448

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

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	March 31, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Dealer financing
Group I	$17,471	$5,214	$22,685	$16,591	$4,822	$21,413
Group II	2,836	1,542	4,378	2,608	1,390	3,998
Group III	307	1,251	1,558	277	1,277	1,554
Group IV	40	7	47	18	7	25
Total recorded investment	$20,654	$8,014	$28,668	$19,494	$7,496	$26,990

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that has been modified in TDRs. The recorded investment of consumer receivables that were impaired at March 31, 2013 and December 31, 2012 was $418 million, or 0.9% of consumer receivables, and $422 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at March 31, 2013 and December 31, 2012 was $66 million, or 0.2% of non-consumer receivables, and $47 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $275 million, or 0.6% of our consumer receivables, at March 31, 2013, and $304 million, or 0.6% of our consumer receivables, at December 31, 2012. The recorded investment of non-consumer receivables in non-accrual status was $35 million, or 0.1% of our non-consumer receivables, at March 31, 2013, and $29 million, or 0.1% of our non-consumer receivables, at December 31, 2012.

Troubled Debt Restructurings

A restructuring of debt constitutes a TDR if we grant a concession to a borrower for economic or legal reasons related to the debtor's financial difficulties that we otherwise would not consider. Consumer contracts that have a modified interest rate that is below the market rate and those modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code are considered to be TDRs. Non-consumer receivables subject to forbearance, moratoriums, extension agreements, or other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral are classified as TDRs. We do not grant concessions on the principal balance of our loans. If a contract is modified in reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs were $55 million, or 0.1% and $63 million, or 0.1% of our consumer receivables, during the periods ended March 31, 2013 and 2012, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer contracts was 6.3% and 6.1% of TDRs at March 31, 2013 and 2012, respectively. There were no non-consumer loans involved in TDRs during the period ended March 31, 2013 and the outstanding recorded investment of non-consumer loans involved in TDRs was de minimis during the period ended March 31, 2012.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or for loans where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $22 million and $17 million at March 31, 2013 and 2012, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis during the periods ended March 31, 2013 and 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with retail customers, daily rental companies, government entities, and fleet customers with terms of 60 months or less.

Net investment in operating leases were as follows (in millions):

	March 31, 2013	December 31, 2012
Vehicles, at cost, including initial direct costs	$18,845	$17,510
Less: Accumulated depreciation	(2,925)	(2,786)
Net investment in operating leases before allowance for credit losses (a)	15,920	14,724
Less: Allowance for credit losses	(22)	(23)
Net investment in operating leases	$15,898	$14,701
__________

(a)
Includes net investment in operating leases of $6.6 billion and $6.3 billion at March 31, 2013 and December 31, 2012, respectively, that have been included in securitization transactions but continue to be included in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended March 31 (in millions):

	First Quarter 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$356	$29	$385	$23	$408
Charge-offs	(79)	(1)	(80)	(15)	(95)
Recoveries	38	1	39	11	50
Provision for credit losses	28	(2)	26	3	29
Other (a)	(3)	—	(3)	—	(3)
Ending balance	$340	$27	$367	$22	$389

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$318	$26	$344	$22	$366
Specific impairment allowance	22	1	23	—	23
Ending balance	$340	$27	$367	$22	$389

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$46,335	$30,180	$76,515	$15,920
Specifically evaluated for impairment	418	66	484	—
Recorded investment (b)	$46,753	$30,246	$76,999	$15,920

Ending balance, net of allowance for credit losses	$46,413	$30,219	$76,632	$15,898
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	March 31, 2013
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.3	$26.5	$0.2	$26.3	$23.0
Wholesale	0.3	21.1	—	21.1	12.8
Finance receivables	2.6	47.6	0.2	47.4	35.8
Net investment in operating leases	0.4	6.6	—	6.6	4.7
Total VIE	$3.0	$54.2	$0.2	$54.0	$40.5

Non-VIE
Retail (c)	$0.1	$1.8	$—	$1.8	$1.7
Wholesale	—	1.2	—	1.2	1.0
Finance receivables	0.1	3.0	—	3.0	2.7
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.1	$3.0	$—	$3.0	$2.7

Total securitization transactions
Retail (c)	$2.4	$28.3	$0.2	$28.1	$24.7
Wholesale	0.3	22.3	—	22.3	13.8
Finance receivables	2.7	50.6	0.2	50.4	38.5
Net investment in operating leases	0.4	6.6	—	6.6	4.7
Total securitization transactions	$3.1	$57.2	$0.2	$57.0	$43.2
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.2	$26.9	$0.2	$26.7	$23.2
Wholesale	0.3	20.5	—	20.5	12.8
Finance receivables	2.5	47.4	0.2	47.2	36.0
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total VIE	$2.9	$53.7	$0.2	$53.5	$40.2

Non-VIE
Retail (c)	$0.1	$2.4	$—	$2.4	$2.2
Wholesale	—	1.1	—	1.1	1.0
Finance receivables	0.1	3.5	—	3.5	3.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.1	$3.5	$—	$3.5	$3.2

Total securitization transactions
Retail (c)	$2.3	$29.3	$0.2	$29.1	$25.4
Wholesale	0.3	21.6	—	21.6	13.8
Finance receivables	2.6	50.9	0.2	50.7	39.2
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total securitization transactions	$3.0	$57.2	$0.2	$57.0	$43.4
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Interest expense related to securitization debt for the periods ended March 31 was as follows (in millions):

	First Quarter
	2013	2012
VIE	$151	$227
Non-VIE	17	27
Total securitization transactions	$168	$254

Certain of our securitization entities enter into derivative transactions to mitigate interest rate exposure, primarily resulting from fixed-rate assets securing floating-rate debt and, in certain instances, currency exposure resulting from assets in one currency and debt in another currency. In many instances, the counterparty enters into offsetting derivative transactions with us to mitigate their interest rate risk resulting from derivatives with our securitization entities. See Note 7 for additional information regarding the accounting for derivatives. Our exposures based on the fair value of derivative instruments with external counterparties related to securitization programs were as follows (in millions):

	March 31, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$47	$60	$4	$134
Derivatives related to the VIEs	52	47	74	63
Other securitization related derivatives	6	11	11	22
Total exposures related to securitization	$105	$118	$89	$219

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the periods ended March 31 was as follows (in millions):

	First Quarter
	2013	2012
VIEs	$(92)	$95
Related to the VIEs	3	12
Other securitization related derivatives	1	6
Total derivative expense/(income) related to securitization	$(88)	$113

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $0 at March 31, 2013 and December 31, 2012, and ranged from $0 to $69 million during the first quarter of 2013. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for additional information regarding derivatives.

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $70 million and $71 million at March 31, 2013 and December 31, 2012.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the periods ended March 31 (in millions):

	First Quarter
	2013	2012
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$61	$41
Ineffectiveness (a)	(6)	1
Total	$55	$42

Derivatives not designated as hedging instruments
Interest rate contracts	$2	$(9)
Foreign currency exchange contracts (b)	75	(62)
Cross-currency interest rate swap contracts (b)	138	(48)
Other (c)	—	(38)
Total	$215	$(157)
__________

(a)
For the first quarter of 2013 and 2012, hedge ineffectiveness reflects change in fair value on derivatives of $91 million loss and $80 million loss, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $85 million gain and $81 million gain, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were mostly offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the Ford Upgrade Exchange Linked ("FUEL") notes (see Note 12).

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	March 31, 2013			December 31, 2012
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$18,144	$723	$28	$16,754	$787	$8

Derivatives not designated as hedging instruments
Interest rate contracts	65,203	458	187	68,622	460	248
Foreign currency exchange contracts (a)	1,971	49	10	1,987	9	27
Cross-currency interest rate swap contracts	3,349	45	26	3,006	—	117
Total derivatives not designated as hedging instruments	70,523	552	223	73,615	469	392
Total derivative financial instruments	$88,667	$1,275	$251	$90,369	$1,256	$400
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

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

Counterparty Risk

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at March 31, 2013 was $1.3 billion, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	March 31, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$1,275	$251	$1,256	$400
Gross amounts not offset in the balance sheet that are eligible for offsetting
Derivatives	(174)	(174)	(225)	(225)
Cash collateral received or pledged	—	—	—	—
Net amount	$1,101	$77	$1,031	$175

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) decreased our derivative assets by $14 million at March 31, 2013 and December 31, 2012, and decreased our derivative liabilities by $9 million and $5 million at March 31, 2013 and December 31, 2012, respectively. See Note 12 for additional information regarding valuation methodologies.

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

Other assets were as follows (in millions):

	March 31, 2013	December 31, 2012
Accrued interest and other non-finance receivables	$815	$719
Collateral held for resale, at net realizable value	315	332
Restricted cash (a)	137	148
Deferred charges	257	261
Deferred charges – income taxes	178	184
Prepaid reinsurance premiums and other reinsurance receivables	300	288
Investment in non-consolidated affiliates	131	140
Property and equipment, net of accumulated depreciation (b)	121	125
Other	54	59
Total other assets	$2,308	$2,256
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $333 million and $331 million at March 31, 2013 and December 31, 2012, respectively.

Other liabilities and deferred income were as follows (in millions):

	March 31, 2013	December 31, 2012
Interest payable	$618	$706
Deferred interest supplements and residual support payments on net investment in operating leases	1,205	1,147
Income taxes payable to Ford and affiliated companies	652	549
Unrecognized tax benefits	188	462
Unearned insurance premiums	310	299
Other	318	295
Total other liabilities and deferred income	$3,291	$3,458

In the first quarter of 2013 and 2012, we paid $288 million and $99 million, respectively, to Ford in accordance with our intercompany tax sharing agreement which were reflected in Other liabilities and deferred income. The payment in the first quarter of 2013 reduced the liability for unrecognized tax benefits reflecting the settlement of tax deficiencies related to the 2008 and 2009 tax years.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2013	2012	2013	2012	March 31, 2013	December 31, 2012
Short-term debt
Asset-backed commercial paper	0.3%	0.4%			$5,736	$5,752
Floating rate demand notes	1.1%	1.1%			5,079	4,890
Other asset-backed short-term debt	0.9%	1.1%			2,042	3,616
Commercial paper	1.1%	1.2%			1,685	1,686
Other short-term debt	3.9%	4.7%			1,772	1,434
Total short-term debt	1.1%	1.1%	1.1%	1.1%	16,314	17,378
Long-term debt
Senior indebtedness
Notes payable within one year					4,771	5,557
Notes payable after one year					33,069	31,656
Asset-backed debt
Notes payable within one year					16,760	13,788
Notes payable after one year					18,640	20,216
Unamortized discount					(119)	(128)
Fair value adjustments					683	791
Total long-term debt	3.5%	3.8%	3.7%	4.1%	73,804	71,880
Total debt	3.1%	3.3%	3.2%	3.5%	$90,118	$89,258

Fair value					$93,338	$92,799

With the exception of commercial paper, which is issued at a discount, the average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees. Fair value adjustments relate to designated fair value hedges of unsecured debt.

The fair value of debt reflects interest accrued but not yet paid of $619 million and $708 million at March 31, 2013 and December 31, 2012, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $8.5 billion and $8.0 billion of short-term debt at March 31, 2013 and December 31, 2012, respectively, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 12 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	March 31, 2013	December 31, 2012
Other short-term debt	$156	$28
Notes payable within one year	—	4
Notes payable after one year	364	340
Total debt with affiliated companies	$520	$372

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

In the first quarter of 2013, through market transactions, we called an aggregate principal amount of $33 million (of which none were maturing in 2013) of our unsecured debt. As a result, we recorded a de minimis pre-tax loss, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the first quarter of 2013.

In the first quarter of 2012, through market transactions, we repurchased an aggregate principal amount of $50 million (including $6 million maturing in 2012) of our unsecured debt. As a result, we recorded a pre-tax loss of $3 million, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the first quarter of 2012.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At March 31, 2013, maturities were as follows (in millions):

	2013 (a)	2014 (b)	2015	2016	2017	Thereafter (c)	Total
Unsecured debt	$11,583	$4,902	$9,178	$5,587	$6,152	$8,974	$46,376
Asset-backed debt	18,818	13,978	5,399	3,186	1,597	200	43,178
Total	30,401	18,880	14,577	8,773	7,749	9,174	89,554
Unamortized discount							(119)
Fair value adjustments							683
Total debt							$90,118
__________

(a)	Includes $15,733 million for short-term and $14,668 million for long-term debt.

(b)	Includes $581 million for short-term and $18,299 million for long-term debt.

(c)	Includes $8,966 million of unsecured debt maturing between 2018 and 2023 with the remaining balance maturing after 2031.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the accumulated balance of AOCI for the periods ended March 31 were as follows (in millions):

	First Quarter
	2013	2012
Foreign currency translation
Beginning balance	$743	$600
Net gain/(loss) on foreign currency translation	(187)	208
Other comprehensive income/(loss), net of tax	(187)	208
Ending balance	$556	$808

Total AOCI ending balance at March 31	$556	$808

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net are as follows for the periods ended March 31 (in millions):

	First Quarter
	2013	2012
Gains/(Losses) on extinguishment of debt	$—	$(3)
Gains/(Losses) on derivatives (a)	209	(156)
Currency revaluation gains/(losses) (a)	(208)	95
Interest and investment income	15	30
Insurance fee income	16	16
Other	45	83
Total other income, net	$77	$65
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

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

We have entered into repurchase agreements with certain counterparties where we are the transferee, and we account for these agreements as an asset along with a liability to resell the asset to the transferor at a future date. These agreements allow us to offset our entire gross exposure in the event of default or termination of the counterparty agreement due to breach of contract.  The gross value of these assets and liabilities reflected on our balance sheet at March 31, 2013 and December 31, 2012 was $70 million and $25 million, respectively.

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

Finance Receivables. We measure finance receivables at fair value for purposes of disclosure using internal valuation models (see Note 2). These models project future cash flows of financing contracts based on scheduled contract payments (including principal and interest). The projected cash flows are discounted to present value based on assumptions regarding credit losses, pre-payment speed, and applicable spreads to approximate current rates. Our assumptions regarding pre-payment speed and credit losses are based on historical performance. The fair value of finance receivables is categorized within Level 3 of the hierarchy.

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

The non-recurring fair value measurements for retail receivables are based on the number of contracts multiplied by the loss severity and the probability of default ("POD") percentage, or the outstanding receivable balances multiplied by the average recovery value ("ARV") percentage to determine the fair value adjustment.

The non-recurring fair value measurements for dealer loans are based on an assessment of the estimated fair value of collateral. The assessment is performed by reviewing various appraisals, which include total adjusted appraised value of land and improvements, alternate use appraised value, broker's opinion of value, and purchase offers. The fair value adjustment is determined by comparing the net carrying value of the dealer loan and the estimated fair value of collateral.

Debt. We measure debt at fair value for purposes of disclosure (see Note 9) using quoted prices for our own debt with approximately the same remaining maturities, where possible. Where quoted prices are not available, we estimate fair value using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. For certain short-term debt with an original maturity date of one year or less, we assume that book value is a reasonable approximation of debt's fair value. The fair value of debt is categorized within Level 2 of the hierarchy.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet (in millions):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents-financial instruments
U.S. government	$2	$—	$—	$2	$200	$—	$—	$200
U.S. government-sponsored enterprises	—	136	—	136	—	20	—	20
Corporate debt	—	3	—	3	—	1	—	1
Non-U.S. government	—	42	—	42	—	103	—	103
Total cash equivalents-financial instruments(a)	2	181	—	183	200	124	—	324
Marketable securities
U.S. government	629	—	—	629	620	—	—	620
U.S. government-sponsored enterprises	—	297	—	297	—	12	—	12
Non-U.S. government agencies (b)	—	182	—	182	—	95	—	95
Corporate debt	—	1,120	—	1,120	—	1,155	—	1,155
Mortgage-backed and other asset-backed	—	54	—	54	—	67	—	67
Non-U.S. government	—	39	—	39	—	142	—	142
Other liquid investments (c)	—	10	—	10	—	15	—	15
Total marketable securities	629	1,702	—	2,331	620	1,486	—	2,106
Derivative financial instruments
Interest rate contracts	—	1,181	—	1,181	—	1,247	—	1,247
Foreign currency exchange contracts	—	49	—	49	—	9	—	9
Cross-currency interest rate swap contracts	—	45	—	45	—	—	—	—
Total derivative financial instruments	—	1,275	—	1,275	—	1,256	—	1,256
Total assets at fair value	$631	$3,158	$—	$3,789	$820	$2,866	$—	$3,686

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$215	$—	$215	$—	$256	$—	$256
Foreign currency exchange contracts	—	10	—	10	—	27	—	27
Cross-currency interest rate swap contracts	—	26	—	26	—	117	—	117
Total derivative financial instruments	—	251	—	251	—	400	—	400
Total liabilities at fair value	$—	$251	$—	$251	$—	$400	$—	$400
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $5.3 billion and $6.3 billion at March 31, 2013 and December 31, 2012, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.1 billion and $2.6 billion at March 31, 2013 and December 31, 2012, respectively.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

We did not have any Level 3 items measured at fair value for the period ended March 31, 2013. The following table summarizes Level 3 changes for the derivative features included in the FUEL notes which were measured at fair value and reported on our balance sheet for the period ended March 31, 2012 (in millions):

First Quarter 2012
Beginning balance	$137
Realized/unrealized gains/(losses) (a)	(38)
Settlements	—
Ending balance	$99

Unrealized gains/(losses) on instruments still held	$(38)
__________
(a) Reported in Other income, net.

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis, all of which are Level 3 (in millions):

	March 31, 2013	December 31, 2012
North America
Retail receivables	$44	$52
Dealer loans	1	2
Total North America	$45	$54

International
Retail receivables	$24	$26

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our income statement for the periods ended March 31, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	First Quarter
	2013	2012
North America
Retail receivables	$(21)	$(11)
Dealer loans	(1)	—
Total North America	$(22)	$(11)

International
Retail receivables	$(3)	$(5)
Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies (in millions):

			March 31, 2013		December 31, 2012
	Valuation Technique	Unobservable Input	Fair Value	Fair Value Range	Fair Value	Fair Value Range
Nonrecurring basis
Retail receivables
North America	Income Approach	POD percentage	$44	$30 - $44	$52	$38 - $52
International	Income Approach	ARV percentage	$24	$23 - $26	$26	$25 - $27
Dealer loans	Income Approach	Estimated fair value	$1	$1 - $3	$2	$1 - $3

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

Key operating data for our business segments for the periods ended or at March 31 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
First Quarter 2013
Total revenue (a)	$1,690	$422	$9	$—	$9	$2,121
Income before income taxes	407	91	9	—	9	507
Other disclosures
Depreciation on vehicles subject to operating leases	585	57	—	—	—	642
Interest expense	517	166	—	—	—	683
Provision for credit losses	22	7	—	—	—	29
Net finance receivables and net investment in operating leases	76,497	17,418	—	(1,385)	(1,385)	92,530
Total assets	85,855	22,670	—	(1,385)	(1,385)	107,140

First Quarter 2012
Total revenue (a)	$1,612	$502	$(47)	$—	$(47)	$2,067
Income before income taxes	404	91	(43)	—	(43)	452
Other disclosures
Depreciation on vehicles subject to operating leases	495	90	—	—	—	585
Interest expense	576	230	(3)	—	(3)	803
Provision for credit losses	(23)	(1)	—	—	—	(24)
Net finance receivables and net investment in operating leases	67,416	18,679	—	(1,567)	(1,567)	84,528
Total assets	79,741	23,508	—	(1,567)	(1,567)	101,682
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies consist primarily of guarantees and indemnifications, litigation and claims, and lease commitments.

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees was de minimis at March 31, 2013 and December 31, 2012. The following guarantees and indemnifications were issued and outstanding at March 31, 2013 and December 31, 2012:

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $70 million and $78 million at March 31, 2013 and December 31, 2012, respectively. Of these values, $62 million and $70 million at March 31, 2013 and December 31, 2012, respectively, were counter-guaranteed by Ford to us.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., "non-pattern matters"), we evaluate matters based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at March 31, 2013. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the "Company") as of March 31, 2013 and December 31, 2012, and the related consolidated statements of income and of comprehensive income for the three-month periods ended March 31, 2013 and 2012 and the consolidated statements of shareholder's interest and of cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, of comprehensive income, of shareholder's interest, and of cash flows for the year then ended (not presented herein), and in our report dated February 18, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 1, 2013

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter 2013 Compared with 2012

On a pre-tax basis we earned $507 million in the first quarter of 2013, compared with $452 million in the first quarter of 2012. The following chart shows the increase in pre-tax profit by causal factor:

2013 FIRST QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
$55
$452
$507
$55
$(11)
$(53)
$50
$14
2012 1Q
2013 1Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

The increase is primarily explained by higher receivables and favorable residual performance, offset partially by lower credit loss reserve reductions. Other includes the non-recurrence of unfavorable market valuation adjustments to derivatives, offset partially by lower interest and investment income, and the non-recurrence of a one-time tax settlement.

Results of our operations by business segment and unallocated risk management for the quarters ending March 31 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	First Quarter
	2013	2012	2013 Over/(Under) 2012
Income before income taxes
North America Segment	$407	$404	$3
International Segment	91	91	—
Unallocated risk management	9	(43)	52
Income before income taxes	$507	$452	$55

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

North America Segment

The North America Segment pre-tax profit was about equal to the same period a year ago, with higher receivables and favorable residual performance, offset partially by lower credit loss reserve reductions.

International Segment

The International Segment pre-tax profit was about equal to the same period a year ago, with favorable residual performance and financing margin, offset partially by lower receivables, the non-recurrence of a one-time tax settlement, and the non-recurrence of 2012 credit loss reserve reductions.

Unallocated Risk Management

The change in unallocated risk management income reflects primarily the non-recurrence of unfavorable performance in market valuation adjustments to derivatives related to the Ford Upgrade Exchange Linked (“FUEL”) notes.  For additional information, see Notes 7 and 12 of our Notes to the Financial Statements.
Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the quarters ending March 31 were as follows (in thousands):

	First Quarter
	2013	2012
North America Segment
United States	272	236
Canada	25	23
Total North America Segment	297	259
International Segment
Europe	103	97
Other international	18	13
Total International Segment	121	110
Total contract placement volume	418	369

Shown below are our financing shares of new Ford- and Lincoln-brand vehicles sold by dealers in the United States and new Ford-brand vehicles sold by dealers in Europe for the quarters ending March 31.  Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the quarters ending March 31:

	First Quarter
	2013	2012
United States
Financing share - Ford and Lincoln
Retail installment and lease	40%	39%
Wholesale	77	79
Europe
Financing share - Ford
Retail installment and lease	34%	27%
Wholesale	98	98

North America Segment

The increase in total contract placement volumes primarily reflected higher Ford and Lincoln financing share and higher sales of new Ford and Lincoln vehicles.  Higher Ford and Lincoln financing share was explained primarily by changes in Ford's marketing programs that favored us.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

International Segment

In first quarter of 2013, our total contract placement volumes were up from a year ago, primarily reflecting higher volume in Europe and growth in China. The increase in financing share is primarily explained by changes in Ford's marketing programs that favored us.

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, at March 31, 2013 and December 31, 2012 are shown in the table below (in billions): Receivables at March 31, 2013, increased from year-end 2012, primarily driven by increases in wholesale receivables and net investment in operating leases.

	March 31, 2013	December 31, 2012
Receivables
Finance receivables – North America Segment
Consumer
Retail financing	$39.4	$39.5
Non-Consumer
Dealer financing	20.7	19.5
Other	1.1	1.1
Total North America Segment – finance receivables (a)	61.2	60.1
Finance receivables – International Segment
Consumer
Retail financing	8.8	9.0
Non-Consumer
Dealer financing	8.0	7.5
Other	0.4	0.4
Total International Segment – finance receivables (a)	17.2	16.9
Unearned interest supplements	(1.4)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	76.6	75.1
Net investment in operating leases (a)	15.9	14.7
Total receivables (b)	$92.5	$89.8
Memo:
Total managed receivables (c)	$93.9	$91.3
__________

(a)
At March 31, 2013 and December 31, 2012, includes consumer receivables before allowance for credit losses of $28.3 billion and 29.3 billion respectively, and non-consumer receivables before allowance for credit losses of $22.3 billion and $21.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at March 31, 2013 and December 31, 2012 , includes net investment in operating leases before allowance for credit losses of $6.6 billion and $6.3 billion, respectively, that have been included in securitization transactions but continue to be reported in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2012.

(b)	Includes allowance for credit losses of $389 million and $408 million at March 31, 2013 and December 31, 2012, respectively.

(c)	Excludes unearned interest supplements related to finance receivables.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Credit Risk

Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk has a significant impact on our business. We actively manage the credit risk of our consumer (retail installment and lease) and non-consumer (wholesale and dealer loan) segments to balance our level of risk and return. The allowance for credit losses (also referred to as the credit loss reserves) is our estimate of the probable credit losses inherent in receivables and leases at the date of our balance sheet. The allowance for credit losses is estimated using a combination of models and management judgment, and is based on such factors as portfolio quality, historical loss performance, and receivable levels. Consistent with our normal practices and policies, we assess the adequacy of our allowance for credit losses quarterly and regularly evaluate the assumptions and models used in establishing the allowance. A description of our allowance setting process is provided in the "Critical Accounting Estimates Allowance for Credit Losses" section of Item 7 of Part II of our 10-K Report.

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At March 31, 2013 and December 31, 2012, between 5%-6% of the outstanding U.S. retail finance and lease contracts in our portfolio were classified by us as higher risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Credit Loss Metrics

Worldwide

The charts below detail (i) quarterly trends of charge-offs (credit losses, net of recoveries), (ii) loss-to-receivables ratios (charge-offs on annualized basis divided by the average amount of receivables outstanding for the period, excluding credit loss reserve and unearned interest supplements related to finance receivables), (iii) credit loss reserve, and (iv) our credit loss reserve as a percentage of end-of-period ("EOP") receivables:

WORLDWIDE CREDIT LOSS METRICS

Charge-Offs (Mils.)

$35
$17
$35
$49
$45
Q1
Q2
Q3
Q4
Q1
2012
2013

Loss-to-Receivables Ratio (LTR)

0.17%
0.08%
0.17%
0.22%
0.20%
Q1
Q2
Q3
Q4
Q1
2012
2013

Memo: Retail & Lease

$36 $16 $37 $51 $45

Credit Loss Reserve (Mils.) and Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.55%
0.47%
0.48%
0.44%
0.41%
Reserve
$479
$406
$416
$408
$389
Q1
Q2
Q3
Q4
Q1
2012
2013

Our first quarter credit losses continued to be near historically low levels.

Year-over-year charge-offs were up $10 million, reflecting lower recoveries and higher severity in the United States. Quarter-over-quarter charge-offs were down $4 million, reflecting higher recoveries. The loss-to-receivables ratio was up three basis points versus the prior year.

The credit loss reserve was $389 million, down $90 million from a year ago and down $19 million from the fourth quarter, reflecting the continuation of the historically low losses.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Retail Installment and Operating Lease

The following charts show the credit loss metrics for our U.S. Ford- and Lincoln-brand retail installment sale and operating lease portfolio, which comprised approximately 75% of our worldwide consumer portfolio at March 31, 2013:

U.S. RETAIL AND LEASE CREDIT LOSS DRIVERS

Over-60-Day Delinquencies

0.12%
0.13%
0.18%
0.18%
0.17%
Q1
Q2
Q3
Q4
Q1
2012
2013

Memo: New Bankruptcy Filings (000)

Q1 2012	Q2 2012	Q3 2012	Q4 2012	Q1 2013
6	6	5	6	5

Repossessions (000)

Repo. Ratio
1.54%
1.19%
1.36%
1.31%
1.29%
9
7
8
8
8
Q1
Q2
Q3
Q4
Q1
2012
2013

Severity

$6,700
$6,700
$6,900
$7,300
$7,200
Q1
Q2
Q3
Q4
Q1
2012
2013

Charge-Offs (Mils.) and LTR (%)

$26
$9
$27
$38
$34
LTR
0.25%
0.09%
0.24%
0.33%
0.30%
Q1
Q2
Q3
Q4
Q1
2012
2013

Over-60-day delinquencies excluding bankruptcies were up five basis points from the same period a year ago, down one basis point from the past two quarters and still below our historical average.

Repossessions in the first quarter were 8,000 units, or 1.29% of average accounts outstanding, down 25 basis points from the same period a year ago.

Severity was $7,200 in the first quarter, about flat from the fourth quarter. It was up $500 from the same period a year ago, primarily reflecting lower relative auction values.

U.S. year-over-year and quarter-over-quarter credit loss performance is consistent with the worldwide results discussed previously.

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

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show return volumes and auction values at constant first quarter 2013 vehicle mix for vehicles returned in the respective periods. Our U.S. lease originations represented about 20% of total U.S. retail sales of Ford- and Lincoln-brand vehicles, and the U.S. operating lease portfolio accounted for about 89% of our total investment in operating leases at March 31, 2013.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)
24-Month
36-Month
39-Month / Other
19
10
5
4
15
9
4
2
14
8
3
3
14
6
5
3
26
17
6
3
Q1
Q2
Q3
Q4
Q1
2012
2013

Auction Values (At Q1 2013 Mix)
24-Month
$19,360
$19,255
$19,135
$19,060
$19,285
$17,570
$18,365
$18,485
$17,760
$17,815
36-Month
Q1
Q2
Q3
Q4
Q1
2012
2013

Memo: U.S. Return Rates

66%	59%	61%	62%	69%

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$11.9	$12.9	$14.0	$14.7	$15.9

Lease return volumes in the first quarter were 7,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011, compared with prior years. The first quarter lease return rate was 69%, up three percentage points compared with the same period last year, reflecting a higher mix of 24-month contracts, which typically have higher return rates than longer term contracts.

In the first quarter, despite higher content on vehicles returned, our 24-month and 36-month average auction values have remained relatively flat when compared to both a year ago and the prior quarter.

Our worldwide net investment in operating leases was $15.9 billion at the end of the first quarter of 2013, up $1.2 billion from year end 2012.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Credit Ratings

Our short-term and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the SEC:

•	DBRS Limited ("DBRS");

•	Fitch, Inc. ("Fitch");

•	Moody's Investors Service, Inc. ("Moody's"); and

•	Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. ("S&P").

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2012 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody's			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2012	BB (high)	R-4	Stable	BB+	B	Positive	Ba1	NP	Positive	BB+	NR	Stable
Apr. 2012	BB (high)	R-4	Stable	BBB-	F3	Stable	Ba1	NP	Positive	BB+	NR	Stable
May 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Stable
Aug. 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Positive
Sep. 2012	BBB (low)	R-3	Stable	BBB-	F3	Stable	Baa3	P-3	Stable	BB+ (a)	NR	Positive

__________
(a) S&P assigns FCE Bank plc ("FCE") a long-term senior unsecured credit rating of BBB-, maintaining a one-notch differential versus Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Funding

Overview

Our funding strategy remains focused on diversification and we plan to continue accessing a variety of markets, channels and investors. Through April 30, 2013, we completed about $8 billion of funding in the public term markets. Our public term issuances included about $3 billion of unsecured debt transactions in the U.S. and Europe and about $5 billion of public asset-backed transactions in the U.S. and Canada. Our asset-backed transactions included issuances in all three major asset classes (retail, lease and wholesale), and our first seven-year U.S. wholesale transaction.

Our liquidity remains strong and we ended the first quarter of 2013 with $20.2 billion of available liquidity and $31.2 billion of committed capacity, compared with about $19.7 billion and $31.5 billion at December 31, 2012, respectively. For additional information on our committed capacity programs, refer to the “Liquidity” section.

Funding Portfolio

The following chart shows the trends in funding for our managed receivables:

FUNDING STRUCTURE

Billons

Unsecured Commercial Paper
Ford Interest Advantage (a)
Asset-Backed Commercial Paper (b)
Term Asset-Backed Securities (b)
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$85
$5
$7
$40
$36
$9
$12
$91
$2
$5
$6
$37
$42
$10
$11
$94
$2
$5
$6
$37
$44
$10
$10
$95-105
~$2
$5-6
$4-5
$37-42
$45-49
$10-11
$8-10
Year End 2011
Year End 2012
Q1 2013
Year End 2013 Fcst.

	Year End 2011	Year End 2012	Q1 2013	Year End 2013 Fcst.
Securitized Funding as Percentage of Managed Receivables	55%	48%	46%	42-47%

__________

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Excludes marketable securities related to insurance activities.

At the end of the first quarter of 2013, managed receivables were $93.9 billion and we ended the quarter with $9.6 billion in cash. Securitized funding was 46% of managed receivables, down from 48% at year-end 2012.

We are projecting 2013 year-end managed receivables in the range of $95 billion to $105 billion and securitized funding is expected to represent about 42% to 47% of total managed receivables. It is our expectation that the securitized funding as a percent of managed receivables will decline over time.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Global Public Term Funding Plan

The following table shows our planned issuances for full-year 2013, and our public term funding issuances through April 30, 2013, as well as our funding issuances for full-years 2012 and 2011 (in billions):

	Global Public Term Funding Plan
	2013
	Full Year Forecast		Through April 30,	Full Year 2012	Full Year 2011

Unsecured	$7	-10	$3	$9	$8
Securitizations (a)	10	-14	5	14	11
Total	$17	-24	$8	$23	$19
__________

(a)	Includes Rule 144A offerings.

Through April 30, 2013 we completed about $8 billion of public term funding in the United States, Canada and Europe, including about $3 billion of unsecured debt and about $5 billion of securitizations.

For 2013, we continue to project full-year public term funding in the range of $17 billion to $24 billion, consisting of $7 billion to $10 billion of unsecured debt and $10 billion to $14 billion of public securitizations.

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

The following table illustrates our liquidity programs and utilization (in billions):

	March 31, 2013	December 31, 2012
Liquidity Sources (a)
Cash (b)	$9.6	$10.9
Unsecured credit facilities	0.9	0.9
FCAR bank lines	6.3	6.3
Conduit/Bank Asset-Backed Securitizations ("ABS")	24.0	24.3
Total liquidity sources	40.8	42.4

Utilization of Liquidity
Securitization cash (c)	(3.1)	(3.0)
Unsecured credit facilities	(0.6)	(0.1)
FCAR bank lines	(5.7)	(5.8)
Conduit/Bank ABS	(9.7)	(12.3)
Total utilization of liquidity	(19.1)	(21.2)
Gross liquidity	21.7	21.2
Capacity in excess of eligible receivables	(1.5)	(1.5)
Liquidity available for use	$20.2	$19.7
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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

At March 31, 2013, we had $40.8 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $19.1 billion at quarter end, compared with $21.2 billion at year-end 2012. The decreased utilization primarily reflects lower usage of our private conduits.

We ended the quarter with gross liquidity of $21.7 billion. Capacity in excess of eligible receivables was $1.5 billion, same as year end. Total liquidity available for use continues to remain strong at $20.2 billion, up slightly from year-end 2012. We are focused on maintaining liquidity levels that meet our business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At March 31, 2013, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $9.6 billion, compared with $10.9 billion at year-end 2012.  The reduction in cash primarily reflects seasonality in first quarter debt maturities. In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  We currently do not hold cash, cash equivalents, or marketable securities consisting of investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain, nor did we hold any at March 31, 2013.

The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis. Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $3.1 billion and $3.0 billion at March 31, 2013 and December 31, 2012, respectively.

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our unsecured and asset-backed debt through market transactions. In the first quarter of 2013, we called an aggregate principal amount of $33 million of our unsecured debt.

Committed Liquidity Programs. We and our subsidiaries, including FCE Bank plc ("FCE"), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $24 billion ($12.7 billion of retail, $6.7 billion of wholesale, and $4.6 billion of lease assets) at March 31, 2013, of which about $4.7 billion are commitments to FCE. These committed liquidity programs have varying maturity dates, with $22.9 billion (of which $4.0 billion relates to FCE commitments) having maturities within the next 12 months and the remaining balance having maturities between April 2014 and January 2015. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At March 31, 2013, $9.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Credit Facilities. At March 31, 2013, we and our majority-owned subsidiaries had $858 million of contractually committed unsecured credit facilities with financial institutions, including FCE's £440 million (equivalent to $666 million at March 31,2013) syndicated credit facility. At March 31, 2013, $289 million was available for use. On April 30, 2013, FCE replaced its £440 million syndicated credit facility with a new £720 million syndicated credit facility (the "FCE Credit Agreement") and drew €405 million under the facility to repay loans outstanding under FCE's prior facility. The FCE Credit Agreement matures on April 25, 2016 and contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million). In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt. At April 30, 2013, the FCE Credit Agreement included £95 million of commitments from financial institutions based in Italy. There were no commitments from financial institutions in Greece, Ireland, Portugal or Spain.

In addition, at March 31, 2013, we had about $6.3 billion of contractually committed liquidity facilities provided by banks to support our FCAR program, of which $3.3 billion expire in 2013 and $3.0 billion expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At March 31, 2013, about $6.3 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At March 31, 2013, the outstanding commercial paper balance for the FCAR program was $5.7 billion.

Liquidity Risks

Refer to the "Liquidity" section of Item 7 of Part II of our 10-K Report for a list of factors that could affect our liquidity.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Leverage

We use leverage, or the debt-to-equity ratio, to make various business decisions, including evaluating and establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. We refer to our shareholder's interest as equity.

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	March 31, 2013	December 31, 2012
Total debt	$90.1	$89.3
Equity	9.8	9.7
Financial statement leverage (to 1)	9.2	9.2
The following table shows the calculation of our managed leverage (in billions, except for ratios):

	March 31, 2013	December 31, 2012
Total debt	$90.1	$89.3
Adjustments for cash, cash equivalents, and marketable securities (a)	(9.6)	(10.9)
Adjustments for derivative accounting (b)	(0.6)	(0.8)
Total adjusted debt	$79.9	$77.6

Equity	$9.8	$9.7
Adjustments for derivative accounting (b)	(0.3)	(0.3)
Total adjusted equity	$9.5	$9.4
Managed leverage (to 1) (c)	8.4	8.3
__________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. In March 31, 2013, our managed leverage was 8.4:1, compared with 8.3:1 at December 31, 2012. For information on our planned distributions, refer to "Outlook" section below.

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

We continue to expect 2013 pre-tax profits to be about equal to 2012, year-end managed receivables of $95 billion to $105 billion, and distributions of about $200 million.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

We cannot be certain that any expectations, forecasts, or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional discussion of these risk factors, see Item 1A of Part I of our 10-K Report.

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of March 31, 2013, and for the three-month periods ended March 31, 2013 and 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 1, 2013 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2012 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at March 31, 2013, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $77 million over the next 12 months, which was the same at December 31, 2012. The sensitivity analysis presented above assumes a one percentage point rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer ("CEO"), and Michael L. Seneski, our Chief Financial Officer ("CFO") and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2013, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

The following first quarter 2013 developments have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We launched a new financial consolidation system.

•	We launched the first phase of a new treasury management system by replacing the legacy system for managing debt and interest rate swaps.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	May 1, 2013

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated May 1, 2013, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1 and 2 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013	Incorporated herein by reference to Ford Motor Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. File No. 1-3950

Exhibit 101.INS	XBRL Instance Document	Furnished with this Report (a)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Furnished with this Report (a)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished with this Report (a)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished with this Report (a)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished with this Report (a)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished with this Report (a)
__________
(a) Submitted electronically with this Report.