Form 10-Q
period 2013-06-30
FORD MOTOR CREDIT CO LLC
filed 2013-07-31
CIK 38009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

or

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
For the Quarter Ended June 30, 2013

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
For the Periods Ended June 30, 2013 and 2012
(in millions)

	Second Quarter		First Half
	2013	2012	2013	2012
	(unaudited)
Financing revenue
Operating leases	$791	$636	$1,522	$1,237
Retail	436	471	882	958
Interest supplements and other support costs earned from affiliated companies	583	583	1,166	1,211
Wholesale	255	235	495	482
Other	14	13	29	26
Total financing revenue	2,079	1,938	4,094	3,914
Depreciation on vehicles subject to operating leases	(725)	(583)	(1,367)	(1,168)
Interest expense	(682)	(774)	(1,365)	(1,577)
Net financing margin	672	581	1,362	1,169
Other revenue
Insurance premiums earned	30	25	59	51
Other income, net (Note 11)	46	57	123	122
Total financing margin and other revenue	748	663	1,544	1,342
Expenses
Operating expenses	240	248	490	491
Provision for credit losses (Note 4)	20	(51)	49	(75)
Insurance expenses	34	28	44	36
Total expenses	294	225	583	452
Income before income taxes	454	438	961	890
Provision for income taxes (Note 1)	179	142	322	299
Net income	$275	$296	$639	$591

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Periods Ended June 30, 2013 and 2012
(in millions)

	Second Quarter		First Half
	2013	2012	2013	2012
	(unaudited)
Net income	$275	$296	$639	$591
Other comprehensive income/(loss), net of tax (Note 10)
Foreign currency translation	(51)	(252)	(238)	(44)
Total other comprehensive income/(loss), net of tax	(51)	(252)	(238)	(44)
Comprehensive income	$224	$44	$401	$547

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$7,421	$9,189
Marketable securities	3,084	2,106
Finance receivables, net (Note 2)	76,434	75,063
Net investment in operating leases (Note 3)	17,569	14,701
Notes and accounts receivable from affiliated companies	967	1,173
Derivative financial instruments (Note 7)	784	1,256
Other assets (Note 8)	2,226	2,256
Total assets	$108,485	$105,744

LIABILITIES
Accounts payable
Customer deposits, dealer reserves, and other	$1,234	$1,072
Affiliated companies	646	234
Total accounts payable	1,880	1,306
Debt (Note 9)	90,822	89,258
Deferred income taxes	1,698	1,669
Derivative financial instruments (Note 7)	380	400
Other liabilities and deferred income (Note 8)	3,679	3,458
Total liabilities	98,459	96,091

SHAREHOLDER'S INTEREST
Shareholder's interest	5,274	5,274
Accumulated other comprehensive income (Note 10)	505	743
Retained earnings	4,247	3,636
Total shareholder's interest	10,026	9,653
Total liabilities and shareholder's interest	$108,485	$105,744

The following table includes assets to be used to settle the liabilities of the consolidated variable interest entities ("VIEs").  These assets and liabilities are included in the consolidated balance sheet above.  See Notes 5 and 6 for additional information on our VIEs.

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and cash equivalents	$2,838	$2,877
Finance receivables, net	44,862	47,190
Net investment in operating leases	6,282	6,308
Derivative financial instruments	36	4

LIABILITIES
Debt	$39,426	$40,245
Derivative financial instruments	40	134

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER'S INTEREST
For the Periods Ended June 30, 2013 and 2012
(in millions, unaudited)

	Shareholder's Interest	Accumulated Other Comprehensive Income (Note 10)	Retained Earnings	Total
Balance at December 31, 2012	$5,274	$743	$3,636	$9,653
Net income	—	—	639	639
Other comprehensive income/(loss), net of tax	—	(238)	—	(238)
Distributions	—	—	(28)	(28)
Balance at June 30, 2013	$5,274	$505	$4,247	$10,026

Balance at December 31, 2011	$5,274	$600	$3,022	$8,896
Net income	—	—	591	591
Other comprehensive income/(loss), net of tax	—	(44)	—	(44)
Distributions	—	—	(300)	(300)
Balance at June 30, 2012	$5,274	$556	$3,313	$9,143

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2013 and 2012
(in millions)

	First Half
	2013	2012
	(unaudited)
Cash flows from operating activities
Net income	$639	$591
Adjustments to reconcile net income to net cash provided by operations
Provision for credit losses	49	(75)
Depreciation and amortization	1,821	1,658
Amortization of upfront interest supplements	(878)	(886)
Net change in deferred income taxes	60	275
Net change in other assets	471	486
Net change in other liabilities	1,366	351
All other operating activities	(229)	(192)
Net cash provided by/(used in) operating activities	3,299	2,208
Cash flows from investing activities
Purchases of finance receivables (other than wholesale)	(15,544)	(13,857)
Collections of finance receivables (other than wholesale)	14,602	13,729
Purchases of operating lease vehicles	(6,320)	(4,818)
Liquidations of operating lease vehicles	1,897	1,773
Net change in wholesale receivables	(1,478)	918
Net change in notes receivable from affiliated companies	3	142
Purchases of marketable securities	(17,389)	(9,932)
Proceeds from sales and maturities of marketable securities	16,386	9,883
Settlements of derivatives	109	(3)
All other investing activities	(23)	(111)
Net cash provided by/(used in) investing activities	(7,757)	(2,276)
Cash flows from financing activities
Proceeds from issuances of long-term debt	18,158	18,829
Principal payments on long-term debt	(11,505)	(16,704)
Change in short-term debt, net	(3,822)	(2,801)
Cash distributions to parent	(28)	(300)
All other financing activities	22	35
Net cash provided by/(used in) financing activities	2,825	(941)
Effect of exchange rate changes on cash and cash equivalents	(135)	(53)

Net increase/(decrease) in cash and cash equivalents	$(1,768)	$(1,062)

Cash and cash equivalents at January 1	$9,189	$8,713
Net increase/(decrease) in cash and cash equivalents	(1,768)	(1,062)
Cash and cash equivalents at June 30	$7,421	$7,651

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

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. The Act reinstated U.S. tax deferral of certain foreign source income, retroactive to January 1, 2012. As a result, the tax provision for the six months ended June 30, 2013 reflects a $64 million tax benefit related to the retroactive provisions of the Act.

Adoption of New Accounting Standards

Balance Sheet - Offsetting. On January 1, 2013, we adopted the new accounting standard that requires disclosures about offsetting and related arrangements for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. See Notes 7 and 12 for further disclosure regarding balance sheet offsetting.
Comprehensive Income - Reporting of Reclassification Adjustments. During 2012, we early adopted the new accounting standard that requires us to disclose significant amounts reclassified out of each component of Accumulated other comprehensive income ("AOCI") and the affected income statement line item only if the item reclassified is required to be reclassified to net income in its entirety. We did not reclassify any amounts out of AOCI during the first half of 2013 or 2012.

Accounting Standards Issued But Not Yet Adopted

Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is effective as of January 1, 2014 and is consistent with our present practice.

Derivatives and Hedging - Inclusion of the Fed Funds Effective Swap Rate ("OIS Rate") as a Benchmark Interest Rate for Hedge Accounting Purposes. In July 2013, the FASB issued a new accounting standard that permits the use of the OIS Rate as an acceptable U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The new accounting standard is effective for us prospectively for qualifying new or redesignated hedging relationships entered into beginning July 17, 2013.

Foreign Currency Matters - Parent's Accounting for Cumulative Translation Adjustment. In March 2013, the FASB issued a new accounting standard that clarifies the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new accounting standard is effective as of January 1, 2014 and is consistent with our present practice.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES (Continued)

Liabilities - Obligations Resulting from Joint and Several Liability Arrangements. In February 2013, the FASB issued a new accounting standard that provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. The new accounting standard is effective for us as of January 1, 2014 and we do not expect the standard to have a material impact on our financial condition, results of operations, or financial statement disclosures.

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

Non-Consumer Segment. Receivables in this portfolio segment include products offered to automotive dealers and receivables purchased from Ford and its affiliates. The products include:

•
Dealer financing – wholesale loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing, and loans to dealers to finance working capital and improvements to dealership facilities, finance the purchase of dealership real estate and other dealer program financing. Wholesale is approximately 95% of our dealer financing.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Finance Receivables, Net

Finance receivables, net were as follows (in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total Finance Receivables	North America	International	Total Finance Receivables
Consumer
Retail financing, gross (a)	$39,485	$9,115	$48,600	$39,504	$8,964	$48,468
Less: Unearned interest supplements (b)	(1,195)	(226)	(1,421)	(1,264)	(222)	(1,486)
Consumer finance receivables	$38,290	$8,889	$47,179	$38,240	$8,742	$46,982

Non-Consumer
Dealer financing (a)(c)	$20,227	$8,005	$28,232	$19,494	$7,496	$26,990
Other	978	398	1,376	1,072	404	1,476
Non-Consumer finance receivables	21,205	8,403	29,608	20,566	7,900	28,466
Total recorded investment (d)	$59,495	$17,292	$76,787	$58,806	$16,642	$75,448

Recorded investment in finance receivables (d)	$59,495	$17,292	$76,787	$58,806	$16,642	$75,448
Less: Allowance for credit losses (e)	(276)	(77)	(353)	(309)	(76)	(385)
Finance receivables, net	$59,219	$17,215	$76,434	$58,497	$16,566	$75,063

Net finance receivables subject to fair value (f)			$75,483			$74,171
Fair value			77,086			76,171
__________

(a)
At June 30, 2013 and December 31, 2012, includes North America consumer receivables of $21.4 billion and $23.0 billion and non-consumer receivables of $16.9 billion and $17.1 billion, respectively, and International consumer receivables of $5.5 billion and $6.3 billion and non-consumer receivables of $4.9 billion and $4.5 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

(b)	Ford-sponsored special-rate financing attributable to retail financing.

(c)
At June 30, 2013 and December 31, 2012, includes $60 million and $50 million, respectively, of North America wholesale receivables and $15 million and $15 million, respectively, of North America dealer loans with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. At June 30, 2013 and December 31, 2012, includes $416 million and $346 million, respectively, of International wholesale receivables with entities (primarily dealers) that are reported as consolidated subsidiaries of Ford. The associated vehicles that are being financed by us are reported as inventory on Ford's balance sheet.

(d)	At June 30, 2013 and December 31, 2012, excludes $186 million and $183 million, respectively, of accrued uncollected interest receivables, which we report in Other assets on our balance sheet.

(e)	See Note 4 for additional information related to our allowance for credit losses.

(f)
At June 30, 2013 and December 31, 2012, excludes $951 million and $892 million, respectively, of certain receivables (primarily direct financing leases) that are not subject to fair value disclosure requirements. All finance receivables are categorized within Level 3 of the fair value hierarchy. See Note 12 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Aging

For all classes of finance receivables, we define "past due" as any payment, including principal and interest, that has not been collected and is at least 31 days past the contractual due date. Recorded investment of consumer accounts greater than 90 days past due and still accruing interest was $12 million and $13 million at June 30, 2013 and December 31, 2012, respectively. The recorded investment of non-consumer accounts that are 90 days past due and still accruing interest was $2 million and $5 million at June 30, 2013 and December 31, 2012, respectively.

The aging analysis of our finance receivables balances was as follows (in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Consumer
31-60 Days past due	$583	$34	$617	$783	$46	$829
61-90 Days past due	57	16	73	97	17	114
91-120 Days past due	16	9	25	21	9	30
Greater than 120 days past due	41	27	68	52	29	81
Total past due	697	86	783	953	101	1,054
Current	37,593	8,803	46,396	37,287	8,641	45,928
Consumer finance receivables	$38,290	$8,889	$47,179	$38,240	$8,742	$46,982

Non-Consumer
Total past due	$12	$8	$20	$29	$11	$40
Current	21,193	8,395	29,588	20,537	7,889	28,426
Non-Consumer finance receivables	21,205	8,403	29,608	20,566	7,900	28,466
Total recorded investment	$59,495	$17,292	$76,787	$58,806	$16,642	$75,448

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

The credit quality analysis of our dealer financing receivables was as follows (in millions):

	June 30, 2013			December 31, 2012
	North America	International	Total	North America	International	Total
Dealer financing
Group I	$16,816	$5,311	$22,127	$16,591	$4,822	$21,413
Group II	3,006	1,579	4,585	2,608	1,390	3,998
Group III	380	1,094	1,474	277	1,277	1,554
Group IV	25	21	46	18	7	25
Total recorded investment	$20,227	$8,005	$28,232	$19,494	$7,496	$26,990

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. FINANCE RECEIVABLES (Continued)

Impaired Receivables

Impaired consumer receivables include accounts that have been re-written or modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code that are considered to be Troubled Debt Restructurings ("TDRs"), as well as all accounts greater than 120 days past due. Impaired non-consumer receivables represent accounts with dealers that have weak or poor financial metrics or dealer financing that have been modified in TDRs. The recorded investment of consumer receivables that were impaired at June 30, 2013 and December 31, 2012 was $420 million, or 0.9% of consumer receivables, and $422 million, or 0.9% of consumer receivables, respectively. The recorded investment of non-consumer receivables that were impaired at June 30, 2013 and December 31, 2012 was $67 million, or 0.2% of non-consumer receivables, and $47 million, or 0.2% of non-consumer receivables, respectively. Impaired finance receivables are evaluated both collectively and specifically. See Note 4 for additional information related to the development of our allowance for credit losses.

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

The recorded investment of consumer receivables in non-accrual status was $265 million, or 0.6% of our consumer receivables, at June 30, 2013, and $304 million, or 0.6% of our consumer receivables, at December 31, 2012. The recorded investment of non-consumer receivables in non-accrual status was $36 million, or 0.1% of our non-consumer receivables, at June 30, 2013, and $29 million, or 0.1% of our non-consumer receivables, at December 31, 2012.

Troubled Debt Restructurings

A restructuring of debt constitutes a TDR if we grant a concession to a borrower for economic or legal reasons related to the debtor's financial difficulties that we otherwise would not consider. Consumer and non-consumer contracts that have a modified interest rate that is below the market rate and those modified in reorganization proceedings pursuant to the U.S. Bankruptcy Code, except non-consumer loans that are current with minimal risk of loss, are considered to be TDRs. We do not grant concessions on the principal balance of our loans. If a contract is modified in a reorganization proceeding, all payment requirements of the reorganization plan need to be met before remaining balances are forgiven. The outstanding recorded investment at time of modification for consumer receivables that are considered to be TDRs was $109 million, or 0.2% and $123 million, or 0.3% of our consumer receivables, during the periods ended June 30, 2013 and 2012, respectively. The annualized subsequent default rate of TDRs that were previously modified in TDRs within the last twelve months and resulted in repossession for consumer contracts was 6.0% and 5.9% of TDRs at June 30, 2013 and 2012, respectively. There were no non-consumer loans involved in TDRs during the period ended June 30, 2013 and the outstanding recorded investment of non-consumer loans involved in TDRs was de minimis during the period ended June 30, 2012.

Finance receivables involved in TDRs are specifically assessed for impairment. An impairment charge is recorded as part of the provision to the allowance for credit losses for the amount that the recorded investment of the receivable exceeds its estimated fair value. Estimated fair value is based on either the present value of the expected future cash flows of the receivable discounted at the loan's original effective interest rate, or for loans where foreclosure is probable, the fair value of the collateral adjusted for estimated costs to sell. The allowance for credit losses related to all active consumer TDRs was $22 million and $17 million at June 30, 2013 and 2012, respectively. The allowance for credit losses related to all active non-consumer TDRs was de minimis at June 30, 2013 and 2012.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. NET INVESTMENT IN OPERATING LEASES

Net investment in operating leases consist primarily of lease contracts for vehicles with retail customers, daily rental companies, government entities, and fleet customers with terms of 60 months or less.

Net investment in operating leases were as follows (in millions):

	June 30, 2013	December 31, 2012
Vehicles, at cost, including initial direct costs	$20,652	$17,510
Less: Accumulated depreciation	(3,060)	(2,786)
Net investment in operating leases before allowance for credit losses (a)	17,592	14,724
Less: Allowance for credit losses	(23)	(23)
Net investment in operating leases	$17,569	$14,701
__________

(a)
At June 30, 2013 and December 31, 2012, includes net investment in operating leases of $6.3 billion that have been included in securitization transactions but continue to be reported in our consolidated financial statements. These net investment in operating leases are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in securitization transactions. See Note 5 for additional information.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. ALLOWANCE FOR CREDIT LOSSES

Following is an analysis of the allowance for credit losses related to finance receivables and net investment in operating leases for the periods ended June 30 (in millions):

	Second Quarter 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$340	$27	$367	$22	$389
Charge-offs	(61)	(9)	(70)	(15)	(85)
Recoveries	38	2	40	13	53
Provision for credit losses	5	11	16	4	20
Other (a)	—	—	—	(1)	(1)
Ending balance	$322	$31	$353	$23	$376

	First Half 2013
	Finance Receivables			Net Investment in Operating Leases	Total Allowance
	Consumer	Non-Consumer	Total
Allowance for credit losses
Beginning balance	$356	$29	$385	$23	$408
Charge-offs	(140)	(10)	(150)	(30)	(180)
Recoveries	76	3	79	24	103
Provision for credit losses	33	9	42	7	49
Other (a)	(3)	—	(3)	(1)	(4)
Ending balance	$322	$31	$353	$23	$376

Analysis of ending balance of allowance for credit losses
Collective impairment allowance	$300	$27	$327	$23	$350
Specific impairment allowance	22	4	26	—	26
Ending balance	$322	$31	$353	$23	$376

Analysis of ending balance of finance receivables and net investment in operating leases
Collectively evaluated for impairment	$46,759	$29,541	$76,300	$17,592
Specifically evaluated for impairment	420	67	487	—
Recorded investment (b)	$47,179	$29,608	$76,787	$17,592

Ending balance, net of allowance for credit losses	$46,857	$29,577	$76,434	$17,569
__________

(a)	Represents amounts related to translation adjustments.

(b)	Represents finance receivables and net investment in operating leases before allowance for credit losses.

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

Most of these securitization transactions utilize VIEs. See Note 6 for more information concerning VIEs. The following tables show the assets and debt related to our securitization transactions that were included in our financial statements (in billions):

	June 30, 2013
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.1	$24.3	$0.2	$24.1	$21.3
Wholesale	0.3	20.8	—	20.8	13.8
Finance receivables	2.4	45.1	0.2	44.9	35.1
Net investment in operating leases	0.4	6.3	—	6.3	4.3
Total VIE	$2.8	$51.4	$0.2	$51.2	$39.4

Non-VIE
Retail (c)	$0.2	$2.6	$—	$2.6	$2.4
Wholesale	—	1.0	—	1.0	0.9
Finance receivables	0.2	3.6	—	3.6	3.3
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.2	$3.6	$—	$3.6	$3.3

Total securitization transactions
Retail (c)	$2.3	$26.9	$0.2	$26.7	$23.7
Wholesale	0.3	21.8	—	21.8	14.7
Finance receivables	2.6	48.7	0.2	48.5	38.4
Net investment in operating leases	0.4	6.3	—	6.3	4.3
Total securitization transactions	$3.0	$55.0	$0.2	$54.8	$42.7
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

	December 31, 2012
	Cash and Cash Equivalents	Finance Receivables and Net Investment in Operating Leases (a)			Related Debt
		Before Allowance for Credit Losses	Allowance for Credit Losses	After Allowance for Credit Losses
VIE (b)
Retail (c)	$2.2	$26.9	$0.2	$26.7	$23.2
Wholesale	0.3	20.5	—	20.5	12.8
Finance receivables	2.5	47.4	0.2	47.2	36.0
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total VIE	$2.9	$53.7	$0.2	$53.5	$40.2

Non-VIE
Retail (c)	$0.1	$2.4	$—	$2.4	$2.2
Wholesale	—	1.1	—	1.1	1.0
Finance receivables	0.1	3.5	—	3.5	3.2
Net investment in operating leases	—	—	—	—	—
Total Non-VIE	$0.1	$3.5	$—	$3.5	$3.2

Total securitization transactions
Retail (c)	$2.3	$29.3	$0.2	$29.1	$25.4
Wholesale	0.3	21.6	—	21.6	13.8
Finance receivables	2.6	50.9	0.2	50.7	39.2
Net investment in operating leases	0.4	6.3	—	6.3	4.2
Total securitization transactions	$3.0	$57.2	$0.2	$57.0	$43.4
__________

(a)	Unearned interest supplements are excluded from securitization transactions.

(b)	Includes assets to be used to settle the liabilities of the consolidated VIEs.

(c)	Includes direct financing leases.

Interest expense related to securitization debt for the periods ended June 30 was as follows (in millions):

	Second Quarter		First Half
	2013	2012	2013	2012
VIE	$145	$201	$296	$428
Non-VIE	18	23	35	50
Total securitization transactions	$163	$224	$331	$478

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

	June 30, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives of the VIEs	$36	$40	$4	$134
Derivatives related to the VIEs	39	40	74	63
Other securitization related derivatives	6	8	11	22
Total exposures related to securitization	$81	$88	$89	$219

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. TRANSFERS OF RECEIVABLES (Continued)

Derivative expense/(income) related to our securitization transactions for the periods ended June 30 was as follows (in millions):

	Second Quarter		First Half
	2013	2012	2013	2012
VIEs	$(1)	$56	$(93)	$151
Related to the VIEs	7	(27)	10	(15)
Other securitization related derivatives	(2)	6	(1)	12
Total derivative expense/(income) related to securitization	$4	$35	$(84)	$148

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

Although not contractually required, we regularly support our wholesale securitization programs by repurchasing receivables of a dealer from a VIE when the dealer's performance is at risk, which transfers the corresponding risk of loss from the VIE to us. In order to continue to fund the wholesale receivables, we also may contribute additional cash or wholesale receivables if the collateral falls below the required levels. The balances of cash related to these contributions were $7 million and $0 at June 30, 2013 and December 31, 2012, respectively, and ranged from $0 to $70 million during the first half of 2013. In addition, while not contractually required, we may purchase the commercial paper issued by our FCAR Owner Trust asset-backed commercial paper program.

See Note 5 for information on the financial position and financial performance of our VIEs and Notes 7 and 12 for additional information regarding derivatives.

VIEs of Which We are Not the Primary Beneficiary

We have an investment in Forso Nordic AB, a joint venture determined to be a VIE of which we are not the primary beneficiary. The joint venture provides consumer and dealer financing in its local markets and is financed by external debt and additional subordinated debt provided by the joint venture partner. The operating agreement indicates that the power to direct economically significant activities is shared with the joint venture partner, and the obligation to absorb losses or right to receive benefits resides primarily with the joint venture partner. Our investment in the joint venture is accounted for as an equity method investment and is included in Other assets. Our maximum exposure to any potential losses associated with this VIE is limited to our equity investment and amounted to $65 million and $71 million at June 30, 2013 and December 31, 2012, respectively.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Income Effect of Derivative Financial Instruments

The following table summarizes by hedge designation the pre-tax gains/(losses) recognized in income for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2013	2012	2013	2012
Fair value hedges
Interest rate contracts
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	$62	$41	$123	$82
Ineffectiveness (a)	(24)	1	(30)	2
Total	$38	$42	$93	$84

Derivatives not designated as hedging instruments
Interest rate contracts	$(4)	$(5)	$(2)	$(14)
Foreign currency exchange contracts (b)	8	5	83	(57)
Cross-currency interest rate swap contracts (b)	(44)	—	94	(48)
Other (c)	—	(43)	—	(81)
Total	$(40)	$(43)	$175	$(200)
__________

(a)
For the second quarter of 2013 and 2012, hedge ineffectiveness reflects change in fair value on derivatives of $477 million loss and $238 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $453 million gain and $237 million loss, respectively. For the first half of 2013 and 2012, hedge ineffectiveness reflects change in fair value on derivatives of $568 million loss and $158 million gain, respectively, and change in value on hedged debt attributable to the change in benchmark interest rate of $538 million gain and $156 million loss, respectively.

(b)	Gains/(Losses) related to foreign currency derivatives were mostly offset by net revaluation impacts on foreign denominated debt, which were also recorded in Other income, net.

(c)	Reflects gains/(losses) for derivative features included in the Ford Upgrade Exchange Linked ("FUEL") notes (see Note 12).

Balance Sheet Effect of Derivative Financial Instruments

The following table summarizes the notional amount and estimated fair value of our derivative financial instruments (in millions):

	June 30, 2013			December 31, 2012
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Fair value hedges
Interest rate contracts	$19,315	$434	$168	$16,754	$787	$8

Derivatives not designated as hedging instruments
Interest rate contracts	62,675	310	148	68,622	460	248
Foreign currency exchange contracts (a)	1,357	14	6	1,987	9	27
Cross-currency interest rate swap contracts	3,119	26	58	3,006	—	117
Total derivatives not designated as hedging instruments	67,151	350	212	73,615	469	392
Total derivative financial instruments	$86,466	$784	$380	$90,369	$1,256	$400
__________

(a)	Includes forward contracts between Ford Credit and an affiliated company.

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

Counterparty Risk

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have an investment grade rating. The aggregate fair value of derivative instruments in asset positions at June 30, 2013 was $784 million, representing the maximum loss we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that may allow for netting of exposures in the event of default or termination of the counterparty agreement due to breach of contract.

The gross and net amounts of derivative assets and liabilities were as follows (in millions):

	June 30, 2013		December 31, 2012
	Fair Value of Assets	Fair Value of Liabilities	Fair Value of Assets	Fair Value of Liabilities
Gross derivative amounts recognized in the balance sheet	$784	$380	$1,256	$400
Gross derivative amounts not offset in the balance sheet that are eligible for offsetting	(278)	(278)	(225)	(225)
Net amount	$506	$102	$1,031	$175

We may receive or pledge cash collateral with certain counterparties based on our net position with regard to foreign currency derivative contracts. As of June 30, 2013 and December 31, 2012, we did not receive or pledge any cash collateral.

We include an adjustment for non-performance risk in the measurement of fair value of derivative instruments. Our adjustment for non-performance risk relative to a measure based on an unadjusted inter-bank deposit rate (e.g., LIBOR) decreased our derivative assets by $5 million and $14 million at June 30, 2013 and December 31, 2012, respectively, and decreased our derivative liabilities by $25 million and $5 million at June 30, 2013 and December 31, 2012, respectively. See Note 12 for additional information regarding valuation methodologies.

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

Other assets were as follows (in millions):

	June 30, 2013	December 31, 2012
Accrued interest and other non-finance receivables	$783	$719
Collateral held for resale, at net realizable value	237	332
Restricted cash (a)	164	148
Deferred charges	259	261
Deferred charges – income taxes	168	184
Prepaid reinsurance premiums and other reinsurance receivables	316	288
Investment in non-consolidated affiliates	126	140
Property and equipment, net of accumulated depreciation (b)	119	125
Other	54	59
Total other assets	$2,226	$2,256
__________

(a)
Restricted cash primarily includes cash held to meet certain local governmental and regulatory reserve requirements and cash held under the terms of certain contractual agreements. Restricted cash does not include required minimum balances or cash securing debt issued through securitization transactions.

(b)	Accumulated depreciation was $340 million and $331 million at June 30, 2013 and December 31, 2012, respectively.

Other liabilities and deferred income were as follows (in millions):

	June 30, 2013	December 31, 2012
Interest payable	$594	$706
Deferred interest supplements and residual support payments on net investment in operating leases	1,370	1,147
Income taxes payable to Ford and affiliated companies	720	549
Unrecognized tax benefits	170	462
Unearned insurance premiums	327	299
Other	498	295
Total other liabilities and deferred income	$3,679	$3,458

In the first half of 2013 and in the year ended December 31, 2012, we paid $288 million and $99 million, respectively, to Ford in accordance with our intercompany tax sharing agreement which were reflected in Other liabilities and deferred income. The payment in the first half of 2013 reduced the liability for unrecognized tax benefits reflecting the settlement of tax deficiencies related to the 2008 and 2009 tax years.

NOTE 9. DEBT

We have a commercial paper program with qualified institutional investors. We also obtain other short-term funding from the issuance of demand notes to retail investors through our floating rate demand notes program. We have certain securitization programs that issue short-term asset-backed debt securities that are sold to institutional investors. Bank borrowings by several of our international affiliates in the ordinary course of business are an additional source of short-term funding. We obtain long-term debt funding through the issuance of a variety of unsecured and asset-backed debt securities in the U.S. and international capital markets.

Asset-backed debt issued in securitizations is the obligation of the consolidated securitization entity that issued the debt and is payable only out of collections on the underlying securitized assets and related enhancements. This asset-backed debt is not the obligation of Ford Credit or our other subsidiaries.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

Interest rates and debt outstanding were as follows (in millions):

	Interest Rates
	Average Contractual		Average Effective		Debt
	2013	2012	2013	2012	June 30, 2013	December 31, 2012
Short-term debt
Asset-backed commercial paper	0.3%	0.4%			$4,813	$5,752
Floating rate demand notes	1.1%	1.1%			5,183	4,890
Other asset-backed short-term debt	1.0%	1.1%			733	3,616
Commercial paper	1.2%	1.2%			1,535	1,686
Other short-term debt	4.8%	4.7%			1,237	1,434
Total short-term debt	1.2%	1.1%	1.2%	1.1%	13,501	17,378
Long-term debt
Senior indebtedness
Notes payable within one year					5,967	5,557
Notes payable after one year					34,133	31,656
Asset-backed debt
Notes payable within one year					16,544	13,788
Notes payable after one year					20,576	20,216
Unamortized discount					(109)	(128)
Fair value adjustments					210	791
Total long-term debt	3.4%	3.8%	3.5%	4.1%	77,321	71,880
Total debt	3.0%	3.3%	3.2%	3.5%	$90,822	$89,258

Fair value					$93,425	$92,799

With the exception of commercial paper, which is issued at a discount, the average contractual rates reflect the stated contractual interest rate. Average effective rates reflect the average contractual interest rate plus amortization of discounts, premiums, and issuance fees. Fair value adjustments relate to designated fair value hedges of unsecured debt.

The fair value of debt reflects interest accrued but not yet paid of $596 million and $708 million at June 30, 2013 and December 31, 2012, respectively. Interest accrued is reported in Other liabilities and deferred income for outside debt and Accounts payable - affiliated companies for debt with affiliated companies. The fair value of debt also includes $8.0 billion of short-term debt at June 30, 2013 and December 31, 2012, carried at cost which approximates fair value. All debt is categorized within Level 2 of the fair value hierarchy. See Note 12 for additional information.

Debt with affiliated companies included in the above table was as follows (in millions):

	June 30, 2013	December 31, 2012
Other short-term debt	$20	$28
Notes payable within one year	8	4
Notes payable after one year	351	340
Total debt with affiliated companies	$379	$372

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. DEBT (Continued)

In the second quarter and first half of 2013, through market transactions, we called an aggregate principal amount of $130 million and $163 million, respectively, (of which none were maturing in 2013) of our unsecured debt. As a result, in the second quarter and first half of 2013, we recorded a pre-tax loss of $1 million, net of unamortized premiums, discounts, and fees in Other income, net. There were no repurchase or call transactions for asset-backed debt during the second quarter and first half of 2013.

In the second quarter and first half of 2012, through market transactions, we repurchased an aggregate principal amount of $165 million (including $37 million maturing in 2012) and $215 million, respectively, of our unsecured and asset-backed debt. As a result, in the second quarter and first half of 2012, we recorded a pre-tax loss of $6 million and $9 million, respectively, net of unamortized premiums, discounts, and fees in Other income, net.

Debt Maturities. Short-term and long-term debt matures at various dates through 2048. At June 30, 2013, maturities were as follows (in millions):

	2013 (a)	2014 (b)	2015	2016	2017	Thereafter (c)	Total
Unsecured debt	$10,639	$5,122	$9,087	$7,317	$6,153	$9,737	$48,055
Asset-backed debt	13,365	14,786	7,798	4,221	1,818	678	42,666
Total	24,004	19,908	16,885	11,538	7,971	10,415	90,721
Unamortized discount							(109)
Fair value adjustments							210
Total debt							$90,822
__________

(a)	Includes $12,698 million for short-term and $11,306 million for long-term debt.

(b)	Includes $803 million for short-term and $19,105 million for long-term debt.

(c)	Includes $9,729 million of unsecured debt maturing between 2018 and 2023 with the remaining balance maturing after 2031.

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the accumulated balance of AOCI for the periods ended June 30 were as follows (in millions):

	First Half
	2013	2012
Foreign currency translation
Beginning balance	$743	$600
Net gain/(loss) on foreign currency translation	(238)	(44)
Other comprehensive income/(loss), net of tax	(238)	(44)
Ending balance	$505	$556

Total AOCI ending balance at June 30	$505	$556

NOTE 11. OTHER INCOME

Other income consists of various line items that are combined on the income statement due to their respective materiality compared with other individual income and expense items.

The amounts included in Other income, net were as follows for the periods ended June 30 (in millions):

	Second Quarter		First Half
	2013	2012	2013	2012
Gains/(Losses) on extinguishment of debt	$(1)	$(6)	$(1)	$(9)
Gains/(Losses) on derivatives (a)	(64)	(42)	145	(198)
Currency revaluation gains/(losses) (a)	37	(7)	(171)	88
Interest and investment income	5	20	20	50
Insurance fee income	14	13	30	29
Other	55	79	100	162
Total other income, net	$46	$57	$123	$122
__________

(a)	Currency revaluation gains/(losses) primarily related to foreign denominated debt were mostly offset by gains/(losses) on derivatives. See Note 7 for detail by derivative instrument and risk type.

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

An annual review is performed on the security prices received from our pricing services, which includes discussion and analysis of the inputs used by the pricing services to value our securities. We also compare the price of certain securities sold close to the quarter end to the price of the same security at the balance sheet date to ensure the reported fair value is reasonable.

We have entered into repurchase agreements with certain counterparties where we are the transferee. These agreements allow us to offset our entire gross exposure in the event of default or breach of contract.  The gross value of these assets and liabilities on our balance sheet at June 30, 2013 and December 31, 2012 was $90 million and $25 million, respectively.

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

On a nonrecurring basis, when retail contracts are greater than 120 days past due or deemed to be uncollectible, or if individual dealer loans are probable of foreclosure, we use the fair value of collateral, adjusted for estimated costs to sell, to determine the fair value of our receivables. The collateral for a retail receivable is the vehicle financed, and for dealer loans is real estate or other property.

The fair value of collateral for retail receivables is calculated based on the number of contracts multiplied by the loss severity and the probability of default ("POD") percentage, or the outstanding receivable balances multiplied by the average recovery value ("ARV") percentage to determine the fair value adjustment.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table categorizes the fair values of items measured at fair value on a recurring basis on our balance sheet, none of which are Level 3 (in millions):

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash equivalents-financial instruments
U.S. government	$201	$—	$201	$200	$—	$200
U.S. government-sponsored enterprises	—	—	—	—	20	20
Corporate debt	—	—	—	—	1	1
Non-U.S. government	—	46	46	—	103	103
Total cash equivalents - financial instruments (a)	201	46	247	200	124	324
Marketable securities
U.S. government	1,235	—	1,235	620	—	620
U.S. government-sponsored enterprises	—	400	400	—	12	12
Non-U.S. government agencies (b)	—	36	36	—	95	95
Corporate debt	—	1,249	1,249	—	1,155	1,155
Mortgage-backed and other asset-backed	—	56	56	—	67	67
Non-U.S. government	—	108	108	—	142	142
Other liquid investments (c)	—	—	—	—	15	15
Total marketable securities	1,235	1,849	3,084	620	1,486	2,106
Derivative financial instruments
Interest rate contracts	—	744	744	—	1,247	1,247
Foreign currency exchange contracts	—	14	14	—	9	9
Cross-currency interest rate swap contracts	—	26	26	—	—	—
Total derivative financial instruments	—	784	784	—	1,256	1,256
Total assets at fair value	$1,436	$2,679	$4,115	$820	$2,866	$3,686

Liabilities
Derivative financial instruments
Interest rate contracts	$—	$316	$316	$—	$256	$256
Foreign currency exchange contracts	—	6	6	—	27	27
Cross-currency interest rate swap contracts	—	58	58	—	117	117
Total derivative financial instruments	—	380	380	—	400	400
Total liabilities at fair value	$—	$380	$380	$—	$400	$400
__________

(a)
Excludes time deposits, certificates of deposit, and money market accounts reported at par value on our balance sheet totaling $4.9 billion and $6.3 billion at June 30, 2013 and December 31, 2012, respectively. In addition to these cash equivalents, we also had cash on hand totaling $2.3 billion and $2.6 billion at June 30, 2013 and December 31, 2012, respectively.

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

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Reconciliation of Changes in Level 3 Balances

We did not have any Level 3 items measured at fair value for the periods ended June 30, 2013. The following table summarizes Level 3 changes for the derivative features included in the FUEL notes which were measured at fair value and reported on our balance sheet for the periods ended June 30, 2012 (in millions):

	Second Quarter	First Half
	2012	2012
Beginning balance	$99	$137
Realized/unrealized gains/(losses) (a)	(43)	(81)
Settlements (b)	(56)	(56)
Ending balance	$—	$—

Unrealized gains/(losses) on instruments still held	$—	$—
__________
(a) Reported in Other income, net.
(b) Reflects exchange of the FUEL notes to unsecured notes.

Input Hierarchy of Items Measured at Fair Value on a Nonrecurring Basis

The following table summarizes the items measured at fair value subsequent to initial recognition on a nonrecurring basis, all of which are Level 3 (in millions):

	June 30, 2013	December 31, 2012
North America
Retail receivables	$41	$52
Dealer loans	—	2
Total North America	$41	$54

International
Retail receivables	$23	$26

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE MEASUREMENTS (Continued)

Nonrecurring Fair Value Changes

The following table summarizes the total change in value of items for which a nonrecurring fair value adjustment has been included in our income statement for the periods ended June 30, related to items still held on our balance sheet at those dates (in millions):

	Total Gains/(Losses)
	Second Quarter		First Half
	2013	2012	2013	2012
North America
Retail receivables	$(2)	$(7)	$(16)	$(15)
Dealer loans	—	—	—	—
Total North America	$(2)	$(7)	$(16)	$(15)

International
Retail receivables	$(2)	$(5)	$(5)	$(10)
Fair value changes related to retail and dealer loan finance receivables that have been written down based on the fair value of collateral adjusted for estimated costs to sell are recorded in Provision for credit losses.

Information About Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table summarizes significant unobservable inputs and the variability of those inputs to alternate methodologies (in millions):

			June 30, 2013		December 31, 2012
	Valuation Technique	Unobservable Input	Fair Value	Fair Value Range	Fair Value	Fair Value Range
Nonrecurring basis
Retail receivables
North America	Income Approach	POD percentage	$41	$28-$41	$52	$38 - $52
International	Income Approach	ARV percentage	$23	$21-$25	$26	$25 - $27
Dealer loans	Income Approach	Estimated fair value	$—	$0-$0	$2	$1 - $3

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

Key operating data for our business segments for the periods ended or at June 30 were as follows (in millions):

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
Second Quarter 2013
Total revenue (a)	$1,752	$428	$(25)	$—	$(25)	$2,155
Income/(Loss) before income taxes	391	88	(25)	—	(25)	454
Other disclosures
Depreciation on vehicles subject to operating leases	657	68	—	—	—	725
Interest expense	523	159	—	—	—	682
Provision for credit losses	4	16	—	—	—	20

Second Quarter 2012
Total revenue (a)(b)	$1,637	$431	$(48)	$—	$(48)	$2,020
Income/(Loss) before income taxes (b)	435	48	(45)	—	(45)	438
Other disclosures
Depreciation on vehicles subject to operating leases	502	81	—	—	—	583
Interest expense	577	202	(5)	—	(5)	774
Provision for credit losses	(51)	—	—	—	—	(51)
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION (Continued)

			Unallocated/Eliminations
	North America Segment	International Segment	Unallocated Risk Management	Effect of Unearned Interest Supplements	Total Unallocated/Eliminations	Total
First Half 2013
Total revenue (a)	$3,442	$850	$(16)	$—	$(16)	$4,276
Income before income taxes	798	179	(16)	—	(16)	961
Other disclosures
Depreciation on vehicles subject to operating leases	1,242	125	—	—	—	1,367
Interest expense	1,040	325	—	—	—	1,365
Provision for credit losses	26	23	—	—	—	49
Net finance receivables and net investment in operating leases	77,572	17,852	—	(1,421)	(1,421)	94,003
Total assets	86,885	23,021	—	(1,421)	(1,421)	108,485

First Half 2012
Total revenue (a)(b)	$3,249	$933	$(95)	$—	$(95)	$4,087
Income before income taxes (b)	839	139	(88)	—	(88)	890
Other disclosures
Depreciation on vehicles subject to operating leases	997	171	—	—	—	1,168
Interest expense	1,153	432	(8)	—	(8)	1,577
Provision for credit losses	(74)	(1)	—	—	—	(75)
Net finance receivables and net investment in operating leases (b)	68,463	17,045	—	(1,546)	(1,546)	83,962
Total assets (b)	78,975	22,472	—	(1,546)	(1,546)	99,901
__________

(a)	Represents Total financing revenue, Insurance premiums earned, and Other income, net.

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

Guarantees and Indemnifications

The carrying value of recorded liabilities related to guarantees was de minimis at June 30, 2013 and December 31, 2012. The following guarantees and indemnifications were issued and outstanding at June 30, 2013 and December 31, 2012:

Guarantees of Certain Obligations of Unconsolidated and Other Affiliates. In some cases, we have guaranteed debt and other financial obligations of unconsolidated affiliates, including Ford. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from Ford or an affiliate of Ford amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees totaled $72 million and $78 million at June 30, 2013 and December 31, 2012, respectively. Of these values, $63 million and $70 million at June 30, 2013 and December 31, 2012, respectively, were counter-guaranteed by Ford to us.

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

Item 1. Financial Statements (Continued)

FORD MOTOR CREDIT COMPANY LLC AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

For nearly all of our matters, where our historical experience with similar matters is of limited value (i.e., "non-pattern matters"), we evaluate matters based on the individual facts and circumstances. For non-pattern matters, we evaluate whether there is a reasonable possibility of a material loss in excess of any accrual that can be estimated. It is reasonably possible that some of the matters for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at June 30, 2013. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.
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

We have reviewed the accompanying consolidated balance sheet of Ford Motor Credit Company LLC and its subsidiaries (the "Company") as of June 30, 2013 and December 31, 2012, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the consolidated statements of shareholder's interest and of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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
July 31, 2013

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

In general, we measure period-to-period changes in pre-tax profit using the causal factors listed below:

•	Volume – Volume is reflected within Net financing margin on the income statement.

◦
Volume primarily measures changes in net financing margin driven by changes in average finance receivables and net investment in operating leases at prior period financing margin yield (defined below in financing margin).

◦
Volume changes are primarily driven by the volume of new and used vehicle sales and leases, the extent to which we purchase retail installment sale and lease contracts, the extent to which we provide wholesale financing, the sales price of the vehicles financed, the level of dealer inventories, Ford-sponsored special-rate financing programs available exclusively through us, and the availability of cost-effective funding for the purchase of retail installment sale and lease contracts and to provide wholesale financing.

•	Financing Margin – Financing margin is reflected within Net financing margin on the income statement.

◦
Financing margin variance is the period-to-period change in financing margin yield multiplied by the present period average receivables. Financing margin yield equals revenue, less interest expense and scheduled depreciation for the period, divided by average receivables for the same period.

◦
Financing margin changes are driven by changes in revenue and interest expense. Changes in revenue are primarily driven by the level of market interest rates, cost assumptions in pricing, mix of business, and competitive environment. Changes in interest expense are primarily driven by the level of market interest rates, borrowing spreads, and asset-liability management.

•	Credit Loss – Credit loss is reflected as the Provision for credit losses on the income statement.

◦
Credit loss measures changes in the provision for credit losses. For analysis purposes, management splits the provision for credit losses primarily into net charge-offs and the change in the allowance for credit losses.

◦
Net charge-off changes are primarily driven by the number of repossessions, severity per repossession, and recoveries. Changes in the allowance for credit losses are primarily driven by changes in historical trends in credit losses and recoveries, changes in the composition and size of our present portfolio, changes in trends in historical used vehicle values, and changes in economic conditions. For additional information on the allowance for credit losses, refer to the "Critical Accounting Estimates – Allowance for Credit Losses" section of Item 7 of Part II of our 10-K Report.

•	Lease Residual – Lease Residual is reflected within Depreciation on vehicles subject to operating leases on the income statement.

◦
Lease residual measures changes to residual performance. For analysis purposes, management splits residual performance primarily into residual gains and losses, and the change in accumulated supplemental depreciation.

◦
Residual gain and loss changes are primarily driven by the number of vehicles returned to us and sold, and the difference between the auction value and the depreciated value of the vehicles sold. Changes in accumulated supplemental depreciation are primarily driven by changes in our estimate of the number of vehicles that will be returned to us and sold, and changes in our estimate of the expected auction value at the end of the lease term. For additional information on accumulated supplemental depreciation, refer to the "Critical Accounting Estimates – Accumulated Depreciation on Vehicles Subject to Operating Leases" section of Item 7 of Part II of our 10-K Report.

•	Other – Primarily includes Operating expenses, Other revenue and Insurance expenses on the income statement.

◦	Changes in operating expenses are primarily driven by salaried personnel costs, facilities costs, and costs associated with the origination and servicing of customer contracts.

◦
In general, other revenue changes are primarily driven by changes in earnings related to market valuation adjustments to derivatives (primarily related to movements in interest rates), and other miscellaneous items.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Second Quarter 2013 Compared with Second Quarter 2012

On a pre-tax basis, we earned $454 million in the second quarter of 2013 compared with $438 million a year ago. The following chart shows the increase in pre-tax profit by causal factor:

2013 SECOND QUARTER PRE-TAX RESULTS COMPARED WITH 2012

Millions
$16
$438
$454
$66
$44
$(71)
$(20)
$(3)
2012 2Q
2013 2Q
Volume
Financing Margin
Credit Loss
Lease Residual
Other

Receivables (Bils.) (a)	2012 2Q	2013 2Q
Total	$84	$94
Managed	86	95

__________

(a)
Total receivables reflect net finance receivables and net investment in operating leases reported on Ford Credit’s balance sheet. Managed receivables equal total receivables, excluding unearned interest supplements of $(2) billion at June 30, 2012 and $(1) billion at June 30, 2013.

The increase in pre-tax profits is more than explained by higher volume and financing margin, offset partially by lower credit loss reserve reductions.

The higher volume is explained by higher receivables in our North America segment, which were primarily driven by an increase in net investment in operating leases and in non-consumer dealer finance receivables.

Higher financing margin is primarily explained by lower borrowing costs in our International segment.

The lower credit loss reserve reductions are primarily related to the consumer finance receivable portfolio in our North America segment.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Results of our operations by business segment and unallocated risk management for the periods ended June 30 are shown below (in millions). For additional information, see Note 13 of our Notes to the Financial Statements.

	Second Quarter			First Half
	2013	2012	2013 Over/(Under) 2012	2013	2012	2013 Over/(Under) 2012
Income before income taxes
North America Segment	$391	$435	$(44)	$798	$839	$(41)
International Segment	88	48	40	179	139	40
Unallocated risk management	(25)	(45)	20	(16)	(88)	72
Income before income taxes	$454	$438	$16	$961	$890	$71

North America Segment

The decrease in the North America segment pre-tax profits for the second quarter is primarily explained by lower credit loss reserve reductions in consumer finance receivables, residual performance in operating leases, interest and investment income, as well as the non-recurrence of one-time settlements, offset partially by higher receivables in operating leases.

The decrease in the North America segment pre-tax profits for the first half of 2013 is primarily explained by lower credit loss reserve reductions in consumer finance receivables, lower interest and investment income, and the non-recurrence of one-time settlements, offset partially by higher receivables in operating leases.

International Segment

The increase in the International segment pre-tax profits for the second quarter is primarily explained by favorable performance in Europe, which is more than explained by higher financing margin driven by lower borrowing costs, offset partially by a wholesale charge-off.

The first half increase in pre-tax profits is explained by favorable performance in Europe, which is more than explained by higher financing margin, offset partially by the non-recurrence of 2012 credit loss reserve reductions primarily in non-consumer dealer finance receivables.

Unallocated Risk Management

The improvement in unallocated risk management income reflects primarily the non-recurrence of unfavorable performance in market valuation adjustments to derivative features included in the Ford Upgrade Exchange Linked ("FUEL") notes. For additional information, see Notes 7 and 12 of our Notes to the Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Contract Placement Volume and Financing Share

Total worldwide consumer financing contract placement volumes for new and used vehicles for the periods ended June 30 were as follows (in thousands):

	Second Quarter		First Half
	2013	2012	2013	2012
North America Segment
United States	268	245	540	481
Canada	40	34	65	57
Total North America Segment	308	279	605	538

International Segment
Europe	109	104	212	201
Other international	18	12	36	25
Total International Segment	127	116	248	226
Total contract placement volume	435	395	853	764

Shown below are our financing shares of new Ford- and Lincoln-brand vehicles sold by dealers in the United States and new Ford-brand vehicles sold by dealers in Europe for the periods ended June 30.  Also shown below are our wholesale financing shares of new Ford- and Lincoln-brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe for the periods ended June 30:

	Second Quarter		First Half
	2013	2012	2013	2012
United States
Financing share - Ford and Lincoln
Retail installment and lease	34%	36%	37%	37%
Wholesale	77	78	77	78

Europe
Financing share - Ford
Retail installment and lease	33%	32%	34%	30%
Wholesale	98	98	98	98

North America Segment

The increase in total contract placement volumes primarily reflects higher sales of new Ford- and Lincoln-brand vehicles.  Lower U.S. Ford and Lincoln financing share in the second quarter is explained primarily by changes in Ford's marketing programs. The financing share for the first half of 2013 is unchanged.

International Segment

The total contract placement volumes were up from a year ago, primarily reflecting higher volume in Europe driven by higher financing share and growth in China. The increase in financing share is explained primarily by changes in Ford's marketing programs and increased focus on repeat customers.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Financial Condition

Finance Receivables and Operating Leases

Our receivables, including finance receivables and operating leases, were as follows (in billions):

	June 30, 2013	December 31, 2012
Receivables
Finance receivables – North America Segment
Consumer
Retail financing	$39.5	$39.5
Non-Consumer
Dealer financing (a)	20.2	19.5
Other	1.0	1.1
Total North America Segment – finance receivables (b)	60.7	60.1
Finance receivables – International Segment
Consumer
Retail financing	9.1	9.0
Non-Consumer
Dealer financing (a)	8.0	7.5
Other	0.4	0.4
Total International Segment – finance receivables (b)	17.5	16.9
Unearned interest supplements	(1.4)	(1.5)
Allowance for credit losses	(0.4)	(0.4)
Finance receivables, net	76.4	75.1
Net investment in operating leases (b)	17.6	14.7
Total receivables	$94.0	$89.8
Memo:
Total managed receivables (c)	$95.4	$91.3
__________

(a)	Dealer financing primarily includes wholesale loans to dealers to finance the purchase of vehicle inventory. For additional information, see Note 2 of our Notes to the Financial Statements.

(b)
At June 30, 2013 and December 31, 2012, includes consumer receivables before allowance for credit losses of $26.9 billion and $29.3 billion and non-consumer receivables before allowance for credit losses of $21.8 billion and $21.6 billion, respectively, that have been sold for legal purposes in securitization transactions but continue to be reported in our consolidated financial statements. In addition, at June 30, 2013 and December 31, 2012, includes net investment in operating leases before allowance for credit losses of $6.3 billion that have been included in securitization transactions but continue to be reported in our financial statements. The receivables are available only for payment of the debt and other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors. We hold the right to receive the excess cash flows not needed to pay the debt and other obligations issued or arising in each of these securitization transactions. For additional information on our securitization transactions, refer to the "Securitization Transactions" and "On-Balance Sheet Arrangements" sections of Item 7 of Part II of our 10-K Report and Note 6 of our Notes to the Financial Statements for the period ended December 31, 2012.

(c)	Excludes unearned interest supplements related to finance receivables.

Receivables at June 30, 2013 increased from year-end 2012, primarily in our North America segment, which were driven by an increase in net investment in operating leases and in non-consumer dealer finance receivables, consistent with changes in Ford's marketing programs and wholesale volumes.

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

In purchasing retail finance and lease contracts, we use a proprietary scoring system that classifies contracts using several factors, such as credit bureau information, credit bureau scores (e.g., FICO score), and contract characteristics. In addition to our proprietary scoring system, we consider other factors, such as employment history, financial stability, and capacity to pay. At June 30, 2013 and December 31, 2012, between 5%-6% of the outstanding U.S. retail finance and lease contracts in our portfolio were classified by us as higher risk at contract inception. For additional information on the quality of our receivables, see Note 2 of our Notes to the Financial Statements.

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

WORLDWIDE CREDIT LOSS METRICS

(i) Charge-Offs (Mils.)

$17
$35
$49
$45
$32
2Q
3Q
4Q
1Q
2Q
2012
2013

Memo: Retail & Lease

$16 $37 $51 $45 $25

(ii) Loss-to-Receivables Ratio (LTR)

0.08%
0.17%
0.22%
0.20%
0.14%
2Q
3Q
4Q
1Q
2Q
2012
2013

(iii) Credit Loss Reserve (Mils.) and (iv) Reserves as a Pct. of EOP Receivables

Reserves as % of EOP Rec.
0.47%
0.48%
0.44%
0.41%
0.39%
Reserve
$406
$416
$408
$389
$376
2Q
3Q
4Q
1Q
2Q
2012
2013

Our second quarter credit losses continued to be near historic lows.

Year-over-year charge-offs were up $15 million, primarily reflecting a wholesale charge-off in Europe, and higher severity and lower recoveries in the United States. Second quarter charge-offs compared with first quarter were down $13 million, reflecting fewer defaults in the United States. The loss-to-receivables ratio was up six basis points compared with the prior year.

The credit loss reserve in the second quarter of 2013 was $376 million, down $30 million from a year ago and down $13 million from the first quarter, reflecting the continuation of the historically low losses.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

U.S. Ford and Lincoln Brand Retail Installment and Operating Lease

The following charts show the credit loss metrics for our U.S. Ford- and Lincoln-brand retail installment sale and operating lease portfolio, which comprised approximately 75% of our worldwide consumer portfolio at June 30, 2013:

U.S. RETAIL AND LEASE CREDIT LOSS METRICS

Over-60-Day Delinquencies *

0.13%
0.18%
0.18%
0.17%
0.13%
2Q
3Q
4Q
1Q
2Q
2012
2013

Repossessions (000)

Repo. Ratio
1.19%
1.36%
1.31%
1.29%
1.06%
7
8
8
8
6
2Q
3Q
4Q
1Q
2Q
2012
2013

Memo: New Bankruptcy Filings (000)	6	5	6	5	4

Severity

$6,700
$6,900
$7,300
$7,200
$7,600
2Q
3Q
4Q
1Q
2Q
2012
2013

Charge-Offs (Mils.) and LTR (%)

LTR
$9
$27
$38
$34
$16
0.09%
0.24%
0.33%
0.30%
0.14%
2Q
3Q
4Q
1Q
2Q
2012
2013

* Excluding bankruptcies

Over-60-day delinquencies were equal to the same period a year ago, and down four basis points from the prior quarter.

Repossessions in the second quarter were 6,000 units, or 1.06% of average accounts outstanding, down 13 basis points from the same period a year ago. This is our lowest repossession ratio on record.

Severity was $7,600 in the second quarter, up $900 from the same period a year ago and up $400 from the first quarter reflecting lower auction values.

Year-over-year increases in charge-offs and LTR primarily reflect higher severity, while quarter-over-quarter decreases primarily reflect lower repossession volume.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Residual Risk

We are exposed to residual risk on operating leases and similar balloon payment products where the customer may return the financed vehicle to us. Residual risk is the possibility that the amount we obtain from returned vehicles will be less than our estimate of the expected residual value for the vehicle. We estimate the expected residual value by evaluating recent auction values, return volumes for our leased vehicles, industry-wide used vehicle prices, marketing incentive plans, and vehicle quality data. Changes in expected residual values impact depreciation expense, which is recognized on a straight-line basis over the life of the lease.

For additional information on our residual risk on operating leases, refer to the "Critical Accounting Estimates - Accumulated Depreciation on Vehicles Subject to Operating Leases" section of Item 7 of Part II of our 10-K Report.

U.S. Ford and Lincoln Brand Operating Lease Experience

The following charts show return volumes and auction values at constant second-quarter 2013 vehicle mix for vehicles returned in the respective periods. The U.S. operating lease portfolio accounted for about 88% of our total investment in operating leases at June 30, 2013.

U.S. LEASE RESIDUAL PERFORMANCE

Lease Return Volume (000)

24-Month
36-Month
39-Month / Other
15
9
4
2
14
8
3
3
14
6
5
3
26
17
6
3
27
16
7
4
2Q
3Q
4Q
1Q
2Q
2012
2013

Memo: U.S. Return Rates

59%	61%	62%	69%	68%

Auction Values (At Q2 2013 Mix)

24-Month
$19,310
$19,295
$19,230
$19,485
$18,920
$18,275
$18,440
$17,655
$17,735
$17,265
36-Month
2Q
3Q
4Q
1Q
2Q
2012
2013

Memo: Worldwide Net Investment in Operating Leases (Bils.)

$12.9	$14.0	$14.7	$15.9	$17.6

Lease return volumes in the second quarter were 12,000 units higher than the same period last year, primarily reflecting higher lease placements in 2011, compared with prior years. The second quarter lease return rate was 68%, up nine percentage points compared with the same period last year, reflecting lower auction values. As auction values decline, typically fewer customers elect to purchase their vehicle at lease-end.

In the second quarter of 2013, our 24-month and 36-month average auction values declined about $400 and $1,000, respectively, when compared to a year ago. Both 24-month and 36-month auction values declined about $500 from the first quarter.

Our worldwide net investment in operating leases was $17.6 billion at the end of the second quarter of 2013, up $2.9 billion from year-end 2012.

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

The following chart summarizes changes in long-term senior unsecured credit ratings, short-term credit ratings, and the outlook assigned to us since January 2012 by these four NRSROs:

NRSRO RATINGS
	DBRS			Fitch			Moody's			S&P
Date	Long- Term	Short- Term	Trend	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook	Long- Term	Short- Term	Outlook
Jan. 2012	BB (high)	R-4	Stable	BB+	B	Positive	Ba1	NP	Positive	BB+	NR	Stable
Apr. 2012	BB (high)	R-4	Stable	BBB-	F3	Stable	Ba1	NP	Positive	BB+	NR	Stable
May 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Stable
Aug. 2012	BB (high)	R-4	Positive	BBB-	F3	Stable	Baa3	P-3	Stable	BB+	NR	Positive
Sep. 2012	BBB (low)	R-3	Stable	BBB-	F3	Stable	Baa3	P-3	Stable	BB+ (a)	NR	Positive
__________

(a)	S&P assigns FCE Bank plc ("FCE") a long-term senior unsecured credit rating of BBB-, a one-notch higher rating than Ford Credit.

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
Term Asset-Backed Securities (b)
Term Debt and Other
Equity
Cash, Cash Equivalents and Marketable Securities (c)
$85
$5
$7
$40
$36
$9
$12
$91
$2
$5
$6
$37
$42
$10
$11
$95
$2
$5
$5
$38
$45
$10
$10
$97-102
~$2
$5-6
$3-4
$41-42
$44-47
$10-11
$8-10
Year-End 2011
Year-End 2012
Q2 2013
Year-End 2013 Fcst.

Securitized Funding as Percentage of Managed Receivables	55%	48%	45%	44 - 47%

__________

(a)	The Ford Interest Advantage program consists of our floating rate demand notes.

(b)	Obligations issued in securitization transactions that are payable only out of collections on the underlying securitized assets and related enhancements.

(c)	Excludes marketable securities related to insurance activities.

At the end of the second quarter of 2013, managed receivables were $95.4 billion and we ended the quarter with $10.0 billion in cash, excluding marketable securities related to insurance activities. Securitized funding was 45% of managed receivables, down from 48% at year-end 2012.

We now expect year-end managed receivables in the range of $97 billion to $102 billion and securitized funding is expected to represent about 44% to 47% of total managed receivables, both within prior guidance. It is our expectation that the securitized funding as a percent of managed receivables will decline over time.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Global Public Term Funding Plan

The following table shows our planned issuances for full-year 2013, and our public term funding issuances through July 30, 2013, and our funding issuances for full-year 2012 and 2011 (in billions):

	Global Public Term Funding Plan
	2013			2012	2011
	Full-Year Forecast		Through July 30,	Full-Year	Full-Year

Unsecured	$7	-10	$5	$9	$8
Securitizations (a)	12	-14	9	14	11
Total	$19	-24	$14	$23	$19
__________

(a)	Includes Rule 144A offerings.

Through July 30, 2013, we completed about $14 billion of public term funding in the United States, Canada and Europe, including about $5 billion of unsecured debt and about $9 billion of securitizations.

For 2013, we project full-year public term funding in the range of $19 billion to $24 billion, consisting of $7 billion to $10 billion of unsecured debt and $12 billion to $14 billion of public securitizations.

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

The following table illustrates our liquidity programs and utilization (in billions):

	June 30, 2013	December 31, 2012
Liquidity Sources (a)
Cash (b)	$10.0	$10.9
Unsecured credit facilities	1.4	0.9
FCAR bank lines	5.8	6.3
Conduit/Bank Asset-Backed Securitizations ("ABS")	25.1	24.3
Total liquidity sources	42.3	42.4

Utilization of Liquidity
Securitization cash (c)	(3.0)	(3.0)
Unsecured credit facilities	(0.2)	(0.1)
FCAR bank lines	(4.8)	(5.8)
Conduit/Bank ABS	(10.2)	(12.3)
Total utilization of liquidity	(18.2)	(21.2)
Gross liquidity	24.1	21.2
Capacity in excess of eligible receivables	(1.2)	(1.5)
Liquidity available for use	$22.9	$19.7
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

At June 30, 2013, we had $42.3 billion of committed capacity and cash diversified across a variety of markets and platforms. The utilization of our liquidity totaled $18.2 billion at quarter end, compared with $21.2 billion at year-end 2012. The decreased utilization primarily reflects lower usage of our private conduits.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

We ended the quarter with gross liquidity of $24.1 billion. Capacity in excess of eligible receivables was $1.2 billion. Total liquidity available for use continues to remain strong at $22.9 billion, up $3.2 billion from year-end 2012. We are focused on maintaining liquidity levels that meet our business and funding requirements through economic cycles.

Cash, Cash Equivalents, and Marketable Securities.  At June 30, 2013, our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) totaled $10.0 billion, compared with $10.9 billion at year-end 2012.  In the normal course of our funding activities, we may generate more proceeds than are required for our immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for our short-term funding needs and give us flexibility in the use of our other funding programs.  Our cash, cash equivalents, and marketable securities are held primarily in highly liquid investments, which provide for anticipated and unanticipated cash needs. Our cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities) primarily include U.S. Treasury obligations, federal agency securities, bank time deposits with investment-grade institutions and non-U.S. central banks, corporate investment-grade securities, A-1/P-1 (or higher) rated commercial paper, debt obligations of a select group of non-U.S. governments, non-U.S. government agencies, supranational institutions and money market funds that carry the highest possible ratings.  Within our cash, cash equivalents, and marketable securities, we did not hold investments in government obligations of Greece, Ireland, Italy, Portugal, or Spain at June 30, 2013.

The average maturity of these investments ranges from 90 days to up to one year and is adjusted based on market conditions and liquidity needs.  We monitor our cash levels and average maturity on a daily basis. Cash, cash equivalents, and marketable securities include amounts to be used only to support our securitization transactions of $3.0 billion at June 30, 2013, same as December 31, 2012.

Our substantial liquidity and cash balance have provided the opportunity to selectively call and repurchase our unsecured and asset-backed debt through market transactions. In the second quarter and first half of 2013, through market transactions, we called an aggregate principal amount of $130 million and $163 million, respectively, (of which none were maturing in 2013) of our unsecured debt.

Committed Liquidity Programs. We and our subsidiaries, including FCE Bank plc's ("FCE"), have entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions. Such counterparties are contractually committed, at our option, to purchase from us eligible retail or wholesale assets or to purchase or make advances under asset-backed securities backed by retail, lease, or wholesale assets for proceeds of up to $25.1 billion ($14.7 billion of retail, $5.4 billion of wholesale, and $5.0 billion of lease assets) at June 30, 2013, of which about $4.9 billion relates to commitments to FCE. These committed liquidity programs have varying maturity dates, with $21.9 billion (of which $2.5 billion relates to FCE commitments) having maturities within the next twelve months and the remaining balance having maturities between August 2014 and June 2015. We plan to achieve capacity renewals to protect our global funding needs, optimize capacity utilization and maintain sufficient liquidity.

Our ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs as well as our ability to obtain interest rate hedging arrangements for certain securitization transactions. Our capacity in excess of eligible receivables protects us against the risk of lower than planned renewal rates. At June 30, 2013, $10.2 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and generally, credit rating triggers that could limit our ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.

Credit Facilities.  During the second quarter, FCE replaced its £440 million syndicated credit facility with a £720 million (equivalent to $1.1 billion at June 30, 2013) syndicated credit facility that matures on April 25, 2016 (the "FCE Credit Agreement").  At June 30, 2013, Ford Credit and its majority-owned subsidiaries had $1.4 billion of contractually-committed unsecured credit facilities with financial institutions, of which $1.2 billion was available for use, including $1.1 billion under the FCE Credit Agreement.  On July 26, 2013, FCE drew €460 million under the FCE Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

The FCE Credit Agreement contains certain covenants, including an obligation for FCE to maintain its ratio of regulatory capital to risk-weighted assets at no less than the applicable regulatory minimum, and for the support agreement between FCE and Ford Credit to remain in full force and effect (and enforced by FCE to ensure that its net worth is maintained at no less than $500 million).  In addition to customary payment, representation, bankruptcy, and judgment defaults, the FCE Credit Agreement contains cross-payment and cross-acceleration defaults with respect to other debt.  At June 30, 2013, the FCE Credit Agreement included £95 million of commitments from financial institutions based in Italy.  There were no commitments from financial institutions based in Greece, Ireland, Portugal or Spain.

In addition, at July 1, 2013, we had about $5.8 billion of contractually-committed liquidity facilities provided by banks to support our FCAR program, all of which expire in 2014. Utilization of these facilities is subject to conditions specific to the FCAR program and our having a sufficient amount of eligible retail assets for securitization. The FCAR program must be supported by liquidity facilities equal to at least 100% of its outstanding balance. At July 1, 2013, about $5.8 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt, or FCAR's purchase of our asset-backed securities. At June 30, 2013, the outstanding commercial paper balance for the FCAR program was $4.8 billion.

We are projecting a December 31, 2013 FCAR asset-backed commercial paper balance of between $3 billion to $4 billion, down $1 billion from our prior year-end 2013 forecast.  FCAR asset-backed commercial paper balances and associated bank liquidity lines have declined over time reflecting a reduction in the size of the asset-backed commercial paper market, and an evolving bank regulatory and credit rating environment.

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

The following table shows the calculation of our financial statement leverage (in billions, except for ratios):

	June 30, 2013	December 31, 2012
Total debt	$90.8	$89.3
Equity	10.0	9.7
Financial statement leverage (to 1)	9.1	9.2

The following table shows the calculation of our managed leverage (in billions, except for ratios):

	June 30, 2013	December 31, 2012
Total debt	$90.8	$89.3
Adjustments for cash, cash equivalents, and marketable securities (a)	(10.0)	(10.9)
Adjustments for derivative accounting (b)	(0.2)	(0.8)
Total adjusted debt	$80.6	$77.6

Equity	$10.0	$9.7
Adjustments for derivative accounting (b)	(0.3)	(0.3)
Total adjusted equity	$9.7	$9.4
Managed leverage (to 1) (c)	8.3	8.3
__________

(a)	Excludes marketable securities related to insurance activities.

(b)
Primarily related to market valuation adjustments to derivatives due to movements in interest rates.  Adjustments to debt are related to designated fair value hedges and adjustments to equity are related to retained earnings.

(c)	Equals total adjusted debt over total adjusted equity.

We plan our managed leverage by considering prevailing market conditions and the risk characteristics of our business. At June 30, 2013, our managed leverage was 8.3:1, unchanged from December 31, 2012. For information on our planned distributions, refer to "Outlook" section below.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Accounting Standards Issued But Not Yet Adopted

For information on accounting standards issued but not yet adopted, see Note 1 of our Notes to the Financial Statements.

Outlook

We continue to expect full year 2013 pre-tax profits to be about equal to 2012 and planned distributions to be about $200 million for the year. We now expect year-end managed receivables in the range of $97 billion to $102 billion, which is within our prior range of $95 billion to $105 billion.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Risk Factors

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

We cannot be certain that any expectation, forecast, or assumption made in preparing forward-looking statements will prove accurate, or that any projection will be realized.  It is to be expected that there may be differences between projected and actual results.  Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise.  For additional discussion, see "Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Other Financial Information

With respect to the unaudited financial information of Ford Motor Credit Company LLC as of June 30, 2013, and for the three-month periods ended June 30, 2013 and 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 31, 2013 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our 2012 10-K Report, we discuss in greater detail our market risk, counter-party risk, credit risk, residual risk, liquidity risk, and operating risk.

To provide a quantitative measure of the sensitivity of our pre-tax cash flow to changes in interest rates, we use interest rate scenarios that assume a hypothetical, instantaneous increase or decrease of one percentage point in all interest rates across all maturities (a "parallel shift"), as well as a base case that assumes that all interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of our pre-tax cash flow. Under this model, we estimate that at June 30, 2013, all else constant, such an increase in interest rates would increase our pre-tax cash flow by $49 million over the next 12 months, compared with an increase of $77 million at December 31, 2012. The sensitivity analysis presented above assumes a one percentage point rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Bernard B. Silverstone, our Chairman of the Board and Chief Executive Officer ("CEO"), and Michael L. Seneski, our Chief Financial Officer ("CFO") and Treasurer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2013, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORD MOTOR CREDIT COMPANY LLC

By:	/s/ Michael L. Seneski
Michael L. Seneski
Chief Financial Officer and Treasurer

Date:	July 31, 2013

FORD MOTOR CREDIT COMPANY LLC

EXHIBIT INDEX

Exhibit 12	Ford Motor Credit Company LLC and Subsidiaries Calculation of Ratio of Earnings to Fixed Charges	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, dated July 31, 2013, relating to Unaudited Interim Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report

Exhibit 99	Items 2 - 4 of Part I and Items 1 and 2 of Part II of Ford Motor Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013	Incorporated herein by reference to Ford Motor Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. File No. 1-3950

Exhibit 101.INS	XBRL Instance Document	*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
__________
* Submitted electronically with this Report in accordance with the provisions of Regulation S-T.